Form 10-K
period 1993-12-31
GRAINGER W W INC
filed 1994-03-28
CIK 277135

SECURITIES AND EXCHANGE COMMISSION		    41 PAGES COMPLETE
                          Washington, D.C. 20549
                                FORM 10-K
                              ANNUAL REPORT

                                (Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934 [FEE REQUIRED]
		                 For the fiscal year ended December 31, 1993
                                   OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 [NO FEE REQUIRED]
                       Commission File Number 1-5684
                           W.W. Grainger, Inc.
           (Exact name of registrant as specified in its charter)
	         Illinois                                   	36-1150280
	(State or other jurisdiction of	                 (I.R.S. Employer
	incorporation or organization)	                 Identification No.)
                 5500 W. Howard St., Skokie, IL 60077-2699
           (Address of principal executive offices) (Zip Code)
Registrant's telephone number including area code 708/982-9000
Securities registered pursuant to Section 12(b) of the Act:
	Title of each class	                Name of each exchange on which registered

Common Stock $0.50 par value, and
accompanying Preferred Stock Purchase Rights	       New York Stock Exchange
	                                                    Chicago Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. 			Yes	X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of
information statements incorporated by	reference in Part III of this Form
10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,631,362,198 as of the close of trading reported on the Consolidated Transaction Reporting System on March 11, 1994.
APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Common Stock $0.50 par value	50,718,755 shares outstanding as of March 11, 1994
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement relating to the annual meeting of shareholders of the registrant to be held on April 27, 1994 are incorporated by reference into Part III hereof.
The Exhibit Index appears on pages 13 and 14 in the sequential numbering system. (The Securities and Exchange Commission has not approved or disapproved of this
report nor has it passed	on the accuracy or adequacy hereof.)

                                    CONTENTS
	                                                                         Page
                                     PART I
Item 1:  BUSINESS...........................................................3-5
          THE COMPANY.........................................................3
          GRAINGER DIVISION.................................................3-4
          OTHER DISTRIBUTION BUSINESSES.....................................4-5
          INDUSTRY SEGMENTS...................................................5
          COMPETITION.........................................................5
          EMPLOYEES...........................................................5
Item 2:  PROPERTIES...........................................................6
Item 3:  LEGAL PROCEEDINGS....................................................6
Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................7
Executive Officers of the Company.............................................7

 	                                  PART II
Item 5:  MARKETS FOR REGISTRANT'S COMMON EQUITY
          AND RELATED SHAREHOLDER MATTERS.....................................8
Item 6:  SELECTED FINANCIAL DATA..............................................8
Item 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND THE RESULTS OF OPERATIONS..........................9-12
          RESULTS OF OPERATIONS............................................9-11
          FINANCIAL CONDITION.............................................11-12
          INFLATION AND CHANGING PRICES......................................12
Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................12
Item 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE...........................................12
                                    PART III
Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................12
Item 11: EXECUTIVE COMPENSATION..............................................12
Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......12
Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................12
                                   PART IV
Item 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K 13-14
Signatures...................................................................15
INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................16
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................17-36

                                  PART I
Item 1: Business
The Company
The registrant, W.W. Grainger, Inc., was incorporated in the State of Illinois in 1928. It is a nationwide distributor of equipment, components, and supplies to the commercial, industrial, contractor, and institutional markets and regards itself as a service business. As used herein, "Company" means W.W. Grainger, Inc. and/or its subsidiaries as the context may require.

The Company's Corporate headquarters are located in Skokie, Illinois. Corporate management has responsibility for overall organization, planning, business development, and control of Company activities and provides specific coordination and guidance in the areas of Accounting, Administrative Services, Aviation, Communications, Compensation and Benefits, Data Systems and Data Processing, Finance, Government Regulations, Human Resources, Industrial Relations, Insurance and Risk Management, Internal Audit, Legal, Planning,
Real Estate and Construction Services, Security and Safety, Taxes, Training and Development, and Treasury Services.

Data processing equipment is used extensively for inventory control, order processing, branch inventory replenishment, requirements planning, invoicing, accounts receivable, and numerous other accounting and management purposes. During 1993, an average of 77,800 sales transactions were completed daily.

The Company utilizes a satellite communications network which substantially
reduces its reliance on phone lines by	linking branches and other facilities
together via a network control center. This results in the instantaneous transmittal of information, which expedites the completion of sales transactions and stock replenishment.

The Company does not engage in basic or substantive product research and development activity. New items are added regularly to its product line on the basis of market research as well as recommendations of its employees,
customers, and	suppliers. Before being added, a new item must satisfy many
evaluation tests and other rigid requirements.

Grainger Division
The Company's Grainger Division is a nationwide distributor of air compressors, air conditioning and refrigeration equipment and components, air tools and paint spraying equipment, blowers, communication equipment, electric motors, fans, gearmotors, heating equipment and controls, hydraulic equipment, janitorial supplies, lighting fixtures and components, liquid pumps, material handling and storage equipment, motor controls, office equipment, outdoor equipment, plant and office maintenance equipment, power and hand tools, power generating plants, power transmission components, safety products, and shop tools, as well as other items shown in its General Catalog.

The Grainger Division sells principally to contractors, service shops, industrial and commercial maintenance departments, manufacturers, hotels, and health care and educational facilities. Sales in 1993 represented approximately 17,400,000 transactions averaging $127 each and were made to more than 1,200,000 customers. Average 1993 purchases per customer approximated $1,886, although average 1993 purchases per National Accounts customer were significantly higher. Sales to the largest single customer, the United States Postal Service, were 0.4% of sales. The Grainger Division estimates that approximately 32% of 1993 sales consisted of items bearing the Company's registered trademarks: "DAYTON" (principally electric motors, fans, heaters, and lighting); "DEMCO" (power transmission belts); "DEM-KOTE" (spray paints); "SPEEDAIRE" (air compressors); and "TEEL" (liquid pumps). The Company has taken steps to protect these trademarks against infringement and believes that they will remain available for future use in its business. Sales of remaining items consisted of other well recognized brands.

The Grainger Division purchases from more than 1,200 product suppliers most of which are manufacturers. The largest supplier in 1993, a diversified manufacturer, through 26 of its divisions, accounted for 13.0% of purchases. No material difficulty has been encountered with respect to sources of supply.

The Grainger Division offers its line of products at competitive prices through a nationwide network of branches (337 at December 31, 1993). An average branch has 13 employees and handles about 200 transactions per day. Large, computer controlled stocks of over 53,000 items maintained at three Regional Distribution Centers, located in the Chicago area, Greenville County, South Carolina, and Kansas City, Missouri, provide the branches and customers with protection against variable demand and delayed factory deliveries. Each branch tailors its inventory to local customer preferences and actual product demand. In 1993, the Grainger Division invested more than $60,000,000 in branch expansion, which consisted of new branches, relocated branches, and additions to branches.

To provide faster replenishment for local branches and to create greater scale in shipping, the Grainger Division launched a new logistics strategy in 1993. Zone Distribution Centers (ZDCs), a new level in the distribution system, are approximately 200,000 square feet, or roughly ten times the size of a typical branch. ZDCs "breakbulk" daily shipments from their respective Regional Distribution Centers for local branch replenishment, and handle shipped orders for their zone. ZDCs are also capable of filling almost all local branch will call customer backorders within 24 hours.

The Grainger Division National Accounts Program addresses the needs of large multisite companies by focusing on simplifying customers' plant maintenance, repair, and operation (MRO) purchasing activities and providing consistent service and pricing at each customer location. Sales to National Accounts increased 25% in 1993 over the prior year, and National Accounts relationships have been established with over 300 of the nation's largest companies.

During 1993, the Company created Grainger Sanitary Supplies and Equipment.
This was accomplished by combining elements of its two regional sanitary supply distributors, Jani-Serv and Ball Industries (Ball), with the Grainger Division's line of professional cleaning products. This new structure is intended to preserve Jani-Serv's and Ball's market expertise and penetration, and to leverage upon the Company's existing investments in product line, sales, distribution, warehousing, and management information systems. Ball continues as the Company's cleaning chemical mixing operation, and, during 1993, its capacity was tripled. Ball now produces a full line of floor and carpet care products under the Ball brand name. These replace Jani-Serv private label products, and are the first Ball products to be distributed nationwide.

The Grainger Division employs sales representatives who call on existing and prospective customers. Sales representatives are paid a salary and commission. In addition, a sales force of market specialists and national account specialists has been developed to serve individualized markets and National Accounts. These specialists are paid a salary only. The Grainger Division employed 1,081 sales representatives, market specialists, and national account specialists at December 31, 1993.

An important selling tool is the General Catalog, which has been published continuously since 1927 and has grown to 2,952 pages listing over 53,000 items together with extensive technical and application data. Two separate editions, totaling 2,811,000 copies, were published during 1993. The most current edition was issued in January 1994.

In response to requests from several large, multisite customers to expand product offerings, the Grainger Division now handles an additional 20,000 non-catalog items, which include full lines of products from key suppliers.

The Grainger Electronic Catalog brings directly to the customer's place of business a fast, easy way to select and order products. It is a state-of-the-art system that uses PC-based software and CD-ROM technology. Through the Electronic Catalog, the customer can use a variety of ways to describe a needed product, and then review Grainger's offerings, complete with specifications, prices, and pictures. Other Electronic Catalog features include a cross-reference function that allows customers to retrieve product information using their own stock numbers. Enhancements for 1993 included a selection guide which responds to customer inquiries about motors, casters, and light bulbs and automatically identifies those items that meet the customer's specifications, and an order pad function which permits customers to browse and check their orders. More than 13,000 copies of the Electronic Catalog are currently in use. The Electronic Catalog is also used at the branches as a training tool and a resource for identifying appropriate products for customers' applications.


Allied Safety, Inc. (Allied), Bossert Industrial Supply, Inc. (Bossert), Lab Safety Supply, Inc. (Lab Safety), and Parts Company of America (PCA)

Since 1989, the Company has been building other distribution businesses intended to complement the market position held by the Grainger Division. Developed through acquisitions and internal expansion, these businesses have made the Company an active participant in three key markets: safety products, general industrial supplies, and repair and replacement parts. As with the development of Grainger Sanitary Supplies and Equipment, similar collaborative efforts between the Grainger Division and these businesses are being evaluated. Initial programs begun in 1993 will be reviewed and expanded as appropriate in future years.

Allied and Lab Safety serve the safety products markets with such items as respiratory systems, protective clothing, and other equipment used in the workplace and in environmental clean-up operations. Allied was formed by combining three acquired regional safety businesses in the Southeast and Northwest. Allied began a national expansion program during 1993 by extending its sales activities to Baton Rouge, Chicago, Dallas, Los Angeles, and Philadelphia. Allied intends to use the Grainger Division's ZDCs to support its national expansion. Lab Safety, acquired in 1992, is a leading national direct marketer of safety products, and is the largest catalog safety supply distributor in the United States, serving 340,000 customers from its facilities in Janesville, Wisconsin. The Lab Safety General Catalog, its primary selling selling tool, has over 900 pages, listing approximately 26,000 items.

Bossert is the Midwest leader in general industrial supplies distribution, with 19 locations serving more than 35,000 customers in 14 states. Built through a series of acquisitions, Bossert provides cutting tools and abrasives, MRO products, and other supplies used in manufacturing processes. Bossert distributes more than 250,000 items. In 1993, Bossert and the Grainger Division combined efforts for several team selling approaches to large customers, taking advantage of the trend of these businesses toward consolidation of suppliers. By presenting their combined product offerings, both businesses' value added packages were increased. The potential of further joint efforts will continue to be evaluated.

Parts distribution continues to expand under the PCA name. PCA distributes approximately 110,000 repair and replacement parts, takes orders 24 hours a day, 365 days per year, and ships stocked items within 24 hours of an order, most on the same business day. PCA offers value to both suppliers and customers. By developing "partnerships" with small and medium manufacturers, PCA assumes complete responsibility for purchasing, stocking, and managing the supplier's parts inventory. PCA gives value to customers by being a single source for many different repair and replacement parts and by offering valuable technical assistance.

Industry Segments
The Company has concluded that its business is within a single industry segment. For information as to the Company's consolidated revenue and operating earnings see Item 7, "Management's Discussion and Analysis of Financial Condition and the Results of Operations," and Item 8, "Financial Statements and Supplementary Data." The total assets of the Company for the last five years were: 1993, $1,376,664,000; 1992, $1,310,538,000; 1991, $1,216,554,000; 1990,
$1,162,437,000; and 1989, $1,065,245,000.

Competition
The Company faces competition in all markets which it serves, principally from manufacturers (including some of the Company's own suppliers) that sell directly to certain segments of the market, from wholesale distributors, and from certain retail enterprises.

The principal means by which the Company competes with manufacturers and other distributors is by providing local stocks, efficient service, sales representatives, competitive prices, and its several catalogs, which include product descriptions and in certain cases, extensive technical and application data. The Company believes that it can effectively compete on a price basis with its larger manufacturing competitors on small orders, but that such manufacturers may enjoy a cost advantage in filling large orders.

The Company serves a number of diverse markets, and is able in some markets to reasonably estimate the Company's competitive position within that market. However, taken as a whole the Company is unable to determine its market shares relative to others engaged in whole or in part in similar activities.

Employees
As of December 31, 1993, the Company had 10,219 employees, of whom 8,550 were full-time and 1,669 were part-time or temporary. Of the 10,219 employees, the Company had 609 Corporate employees. The Grainger Division included 4,414 branch employees, 1,081 sales representatives, and 2,096 office and regional distribution center employees. There were 195 Allied employees, 202 Ball employees, 468 Bossert employees, 172 Jani-Serv employees, 671 Lab employees, and 311

PCA employees. The Company has never had a major work stoppage and believes that its employee relations are good.

Item 2: Properties
As of December 31, 1993, the 337 Grainger Division branches total 7,065,000 square feet, an increase of approximately 5.7% over 1992. This increase is a result of branch expansion discussed in Item 1. Most branches are located in or near major metropolitan areas, many in industrial parks. Branches range in size from 5,800 to 58,000 square feet and average approximately 21,000 square feet. A typical owned branch is on one floor, is of masonry construction, consists primarily of warehouse space, contains an air conditioned office and
sales area, and has off the street parking for	customers and employees. The
Company considers that its properties are generally in good condition and well maintained, and are suitable and adequate to carry on the Company's business.
The significant facilities of the Company are briefly described below:
                                                                      Size in
    Location            Facility and Use                             Square Feet
- -------------------   --------------------------------------------- ------------
Chicago Area (1)        General Offices                                478,000
Niles, IL (1)           General Office & Regional Distribution Center  938,000
Kansas City, MO (1)     Regional Distribution Center                 1,435,000
Greenville County,SC(1) Regional Distribution Center                 1,090,000
Nationwide (2)          337 Grainger Division branch locations       7,065,000
Nationwide (3)          Other Facilities                             2,062,000
                                                                    ----------
                        Total square feet                           13,068,000
                                                                    ==========


(1) These facilities are both owned and leased with leases expiring between 1994 and 1998. The owned facilities are not subject to any mortgages.

(2) Grainger Division branches consist of 235 owned and 102 leased properties. The owned facilities are not subject to any mortgages.

(3) Other facilities represent leased and owned general offices, distribution centers, and branches. The owned facilities are not subject to any mortgages.

Item 3: Legal Proceedings
There are pending various legal and administrative proceedings involving the Company that are incidental to the business. It is not expected that the outcome of any such proceeding will have a material adverse effect upon the Company's consolidated financial position.

Item 4: Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 1993.


Executive Officers of the Company
Following is information about the Executive Officers of the Company. Executive Officers of the Company generally serve on a calendar year basis.

                                 Positions and Offices Held and Principal
	Name and Age	             Occupations and Employment During the Past Five Years
- --------------------  ----------------------------------------------------------
James M. Baisley (61)    Vice President and General Counsel and, since 1991,
                         Secretary
Edward C. Bender (56)    Vice President, Information Services
Donald E. Bielinski (44) Vice President and Chief Financial Officer since 1989.
                         Previously, Mr. Bielinski served as Vice President,
                         Finance.
Jere D. Fluno (52)       Vice Chairman. Mr. Fluno is a member of the Office of
                         the Chairman.
Robert J. Gariano (44)   Group Vice President, a position assumed in 1993 after
                         serving as Vice President, Specialty Distribution.
                         Before joining the Company in 1988, Mr. Gariano served
                         as General Manager of the Lexan Division of General
                         Electric Company.
David W. Grainger (66)   Chairman of the Board and a member of the Office of
                         the Chairman. Mr. Grainger also served as President
                         from August 1992 to March 1994.

Richard L. Keyser (51)   President and Chief Operating Officer since March
                         1994. Previously, Mr. Keyser served as Executive
                         Vice President. a position assumed in August 1992.
                         He also serves as President of the Grainger Division,
                         a position assumed in 1991. Prior thereto, Mr. Keyser
                         served as Executive Vice President and General Manager
                         of the Grainger Division. Mr. Keyser is a member of
                         the Office of the Chairman.
Neal Ormond III (52)     Vice President, Human Resources.
Robert D. Pappano (51)   Vice President and Treasurer.
Richard D. Quast (63)    Vice President, Real Estate.
Paul J. Wallace (47)     Vice President and Controller since 1989. Previously,
                         Mr. Wallace served as Director, Taxes.

PART II
Item 5: Markets for Registrant's Common Equity and Related Shareholder Matters The Company's common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange, with the ticker symbol GWW. The high and low sales
prices	for the common stock, and the dividends declared and paid for each
calendar quarter	during 1993 and 1992, are shown below.

                                    Prices
                              ------------------
      Quarters                High           Low              Dividends
- -----------------------------------------------------------------------
1993  First                  $61 1/8        $54 5/8              $0.165
      Second                 $66 3/4        $58 3/4               0.18
      Third                  $62 1/2        $52                   0.18
      Fourth                 $59 1/4        $51 5/8               0.18
- -----------------------------------------------------------------------
      Year                   $66 3/4        $51 5/8              $0.705
- -----------------------------------------------------------------------
1992  First                  $58 1/4        $50 5/8              $0.155
      Second                 $60 1/4        $45 1/8               0.165
      Third                  $51 1/4        $39                   0.165
      Fourth                 $61            $48 7/8               0.165
- -----------------------------------------------------------------------
      Year                   $61            $39                   0.65
- -----------------------------------------------------------------------
The approximate number of shareholders of record of the Company's common stock as of March 1, 1994 was 2,100.

Item 6: Selected Financial Data

                                     Years Ended December 31,
                        -----------------------------------------------------
                       	(In thousands of dollars except for per share amounts)
                           1993        1992       1991       1990       1989
                        -----------  ---------  ---------  ---------- ---------
Net sales                $2,628,398 $2,364,421 $2,077,235  $1,935,209 $1,727,454
Net earnings before
cumulative effect of
accounting changes          149,267    137,242    127,737     126,775    119,563
Cumulative effect of
accounting changes             (820)      -          -           -          -
Net earnings                148,447    137,242    127,737     126,775    119,563
Net earnings per
common and common
equivalent share before
cumulative effect of
accounting changes             2.88      2.58        2.37        2.31       2.19
Cumulative effect of
accounting changes            (0.02)      -          -           -          -
Net earnings per common
and common equivalent
share                          2.86      2.58        2.37        2.31       2.19
Total assets              1,376,664 1,310,538   1,216,554   1,162,437  1,065,245
Long-term debt                6,214     6,936      11,327      14,471      2,776
Cash dividends paid per share$0.705     $0.65       $0.61      $0.565      $0.50

Item 7: Management's Discussion and Analysis of Financial Condition and the Results of Operations
RESULTS OF OPERATIONS
The following table, which is included as an aid to understanding changes in the Company's Consolidated Statements of Earnings, presents various items in the earnings statements expressed as a percentage of net sales for the years ended December 31, 1993, 1992, 1991, and 1990, and the percentage of increase (decrease) in such items in 1993, 1992, and 1991 from the prior year.

                                   	Years Ended December 31,
                         ------------------------------------------------------
                          Items in Consolidated Statement   Percent of Increase
                           of Earnings as a Percentage of    (Decrease) from
                                     Net Sales                 Prior Year
                         -------------------------------  ---------------------
                           1993     1992    1991   1990    1993    1992   1991
                         --------  ------ ------- ------  ------- ------ ------
Net sales                    100.0% 100.0% 100.0% 100.0%    11.2%  13.8%  7.3%
Cost of merchandise sold      62.9   63.6   64.9   65.1      9.9   11.6   7.1
Warehousing, marketing, and
 administrative expenses      27.6   26.7   25.2   24.4     14.5   20.4  11.0
Other (income) or
 deductions, net               0.1    0.1   (0.2)  (0.3)    76.3 (123.5)  7.9
Income taxes                   3.8    3.8    3.9    4.2     12.0   10.2  (0.1)
Net earnings                   5.6%   5.8%   6.2%   6.6%     8.2%   7.4%  0.8%

While the Company has concluded that its business is within a single industry segment, the following sales and operating earnings breakdown for the years ended December 31, 1993 and 1992 is provided to assist in understanding its financial performance.
                                                    Unallocated
                                          Other      Corporate
                               Grainger  Business   Expenses and
Year Ended December 31, 1993   Division  Units (A) Eliminations-Net   Total
- ----------------------------  ---------  --------  ---------------- ---------
                                               	(In thousands)
Net sales:
 Grainger Division           $2,214,003 $     -      $ (1,374)     $2,212,629
 Other Business Units              -       423,162     (7,393)        415,769
                             ---------- ----------   ---------     ----------
                             $2,214,003 $  423,162   $ (8,767)     $2,628,398
                             ========== ==========   =========     ==========

Operating earnings (loss)
before acquisition related
costs                        $  298,871 $   12,810   $(33,972)     $  277,709
Acquisition costs (B)              -       (25,549)      -            (25,549)
                             ---------- -----------  ---------    ------------
Operating earnings (loss)    $  298,871 $  (12,739)  $(33,972)     $  252,160
                             ========== ===========  =========    ============

Year Ended December 31, 1992
- ----------------------------
Net sales:
Grainger Division            $2,025,115 $     -      $ (1,037)     $2,024,078
Other Business Units               -       345,393     (5,050)        340,343
                             ---------- ----------   ---------     ----------
                             $2,025,115 $  345,393   $ (6,087)     $2,364,421
                             ========== ==========   =========     ==========

Operating earnings (loss)
before acquisition related
costs                        $  274,709 $    6,409   $(32,016)     $  249,102
Acquisition costs (B)              -       (20,671)      -            (20,671)
                             ---------- ----------   ---------     -----------
Operating earnings (loss)    $  274,709 $  (14,262)  $(32,016)     $  228,431
                             ========== ===========  =========     ===========
(A)Allied, Ball, Bossert, Jani-Serv, Lab Safety, and PCA.
(B)Acquisition costs are defined as amortization of goodwill and other acquisition related costs.

Net sales
The 1993 Grainger Division net sales increase of 9.3% was comprised of a 7.4% volume increase and a 1.8% price increase. All geographic regions contributed to the sales growth, with the percent increase for regions east of the Mississippi being higher than for regions in the west. The volume increase was attributable to a combination of the Company's market initiatives, including new product additions, the continuing effect of expanding branch facilities, and the growth of the National Accounts Program, and the accelerated growth in the national economy. The increase in sales at the Other Business Units of 22.5% was the result of $54,800,000 in incremental sales from an acquired business and a 6.7% increase at existing businesses. All of the Other Business Units experienced sales increases except for Bossert, which had a slight sales decrease. Assuming the acquisition was included in both periods, the other Business Units' pro forma sales would have increased by 7.9%.

The 1992 Grainger Division net sales increase of 8.6% was comprised of a 6.3% volume increase and a 2.2% price increase. All geographic regions contributed to the sales growth, with the percent increase for regions east of the Mississippi being higher than for the regions in the west. The volume increase primarily represents the effects of new product additions, the continuing expansion of branch facilities, and the effect of the National Accounts Program. In part, the price increase was intended to pass through supplier price increases and to offset costs associated with the elimination of a per order handling charge. The increase in sales for the year at the Other Business Units of 61.5% was primarily the result of $131,268,000 in incremental sales from acquired businesses. All of the Other Business Units, except Bossert, had a sales increase. Assuming all acquisitions were included in both periods, the Other Business Units' pro forma sales would have increased 5.4%. Other
Business Units' sales in 1992 were adversely affected by the termination of a distribution arrangement by a supplier to Bossert of industrial abrasive products which had accounted for approximately 14% of Bossert's sales.

Net earnings
The 1993 percentage increase was less than the increase in net sales primarily due to operating expenses increasing faster than sales and an increase in the effective income tax rate, partially offset by improved gross margins. The increase in operating expenses was primarily attributable to increased costs at the acquired and start-up businesses and increased expenses at the Grainger Division. The increased costs at the acquired and start-up businesses reflect increased amortization of goodwill and other acquisition related costs principally due to the Lab Safety acquisition, increased advertising costs, and the Company's continuing investment in these units. The increase in expense at the Grainger Division was caused primarily by handling costs increasing due to the elimination of a transaction handling charge to customers on certain shipped sales and higher data processing expenses primarily related to new system development, partially offset by lower bad debt expense. The increase in the effective income tax rate is due to the Omnibus Budget Reconciliation Act of 1993, which increased the maximum corporate federal tax rate from 34% to 35% retroactive to January 1, 1993. Costs associated with the creation of Grainger Sanitary Supplies and Equipment were not material. Any future costs relative to the continuing development of Grainger Sanitary Supplies and Equipment or any other collaborative efforts between the Grainger Division and the other distribution businesses cannot be determined. The Company's gross margin increase was attributable to improvements at both the Grainger Division and at the Other Business Units. The improvement at the Grainger Division was due to a favorable selling price category mix and a favorable product mix partially offset by an unfavorable margin impact due to the level of cost increases exceeding the level of price increases. The improvement at the Other Business Units was primarily related to Lab Safety, which had a higher gross margin than the average for the rest of the Other Business Units and was included for all of 1993 versus eight months of 1992.

The 1992 percentage increase was less than the increase in net sales because of operating expenses increasing at a higher rate than sales and decreased other income, partially offset by improved gross profit margin. The increase in operating expenses was caused primarily by increased costs associated with acquired and start-up businesses and increased expenses at the Grainger Division. The increased costs at acquired and start-up businesses, including Jani-Serv, reflect increased amortization of goodwill and other acquisition related costs due principally to the Lab Safety acquisition, the effect of Lab Safety whose operating expenses as a percent of sales were higher than the average for the rest of the Company, and the Company's continuing investment in these business units. The increase in expense at the Grainger Division was caused primarily by higher payroll and benefits costs, advertising expenses related to increased catalog costs caused by product additions, data processing expenses associated with systems development, increased insurance expense, and professional services related to marketing analysis. The Company increase in gross margin primarily reflects improvement at the Grainger Division caused principally by price increases and by a decrease in sales of seasonal products which have lower margins than average, and by the addition of Lab Safety sales which have a higher gross margin than the average for the rest of the Company. Other income decreased due to lower interest income and higher interest expense. The Company used both its marketable securities portfolio and short-term borrowings during the second quarter to finance the acquisition of Lab Safety.


FINANCIAL CONDITION
Working Capital was $442,525,000 at December 31, 1993 compared to $478,784,000 at December 31, 1992 and $574,046,000 at December 31, 1991. The ratio of current assets to current liabilities was 2.2, 2.5, and 3.0, at such dates.
Net cash flows from operations of $162,498,000 in 1993, $196,368,000 in 1992, and $150,577,000 in 1991 have continued to improve the Company's financial position and serve as the primary source of funding for capital requirements.
In each of the past three years, a portion of working capital has been used for additions to property, buildings and equipment as summarized in the following table.

                                                 1993       1992       1991
                                                -------    -------    -------
                                                (In thousands of dollars)
Land, buildings, structures, and improvements   $56,393    $31,632    $19,874
Furniture, fixtures, and other equipment         42,012     18,288     12,904
                                                -------    -------    -------
Total                                           $98,405    $49,920    $32,778
                                                =======    =======    =======

The Company repurchased 1,777,000 shares of its common stock in 1993, 733,000 shares in 1992, and 1,354,000 shares in 1991. At December 31, 1993, approximately 3,600,000 shares of common stock remained available under the existing repurchase authorization.

Dividends paid to shareholders were $36,272,000 in 1993, $34,295,000 in 1992, and $32,702,000 in 1991.

Through acquisition and expansion the Company continues to develop other businesses. In 1992, the Company completed the acquisition of the assets of Lab
Safety Supply, Inc. for	$161,343,000. The acquisition was funded by short-term
borrowings of $72,727,000, including bank borrowings aggregating $36,727,000, internal funds of the Company, and the assumption of $8,227,000 of long-term debt. Also during 1992, the Company completed its acquisition of Rice Safety Equipment Company for $5,906,000. In 1991, Ball was acquired for $31,529,000 to further expand the Company's sanitary supply business.

Long-term cash requirements, other than normal operating expenses, are anticipated for ongoing Grainger Division branch expansion, continued expansion of the Other Business Units, long-term debt repayments, and the payment of dividends. In addition, relocation of existing owned and leased facilities to newly purchased or constructed facilities is planned. The Company's ongoing profitability continues to support these requirements. Internally generated funds are the primary source for working capital and expansion needs, supplemented by short-term borrowings as the need arises. At December 31, 1993, the Company had short-term borrowings of $34,298,000. The Company had no material individual commitments outstanding at December 31, 1992.

The Company continues to maintain a low debt ratio and a strong liquidity position, which provide flexibility in funding working capital needs and long-term cash requirements. Total debt as a percent of total shareholders' equity was 7%, 3%, and 4% at December 31, 1993, 1992, and 1991, respectively.


INFLATION AND CHANGING PRICES
Inflation during the last three years has not been a significant factor to operations. The use of the last-in, first-out (LIFO) method of accounting for inventories and accelerated depreciation methods for financial reporting and income tax purposes result in a substantial recognition of the effects of inflation in the primary financial statements.

The major impact of inflation is on buildings and improvements, where the gap between historic cost and replacement cost continues to be significant for these long lived assets. The related depreciation expense associated with these assets increases significantly when adjusting for the cumulative effect of inflation.

The Company believes the most positive means to combat inflation and advance the interests of investors lies in continued application of basic business principles, which include improving productivity, increasing working capital turnover, and offering products and services which command proper price levels in the marketplace.

Item 8: Financial Statements and Supplementary Data
The financial statements and supplementary data are included on pages 17 to 36. See the Index to Financial Statements and Supplementary Data on page 16.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

PART III
With respect to Items 10 through 13, the Company has filed or will file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14-A.

Item 10: Directors and Executive Officers of the Registrant
Information regarding directors of the Company is or will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held April 27, 1994, and, to the extent required, is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption "Executive Officers".

Item 11: Executive Compensation
Information regarding executive compensation is or will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held April 27, 1994, and, to the extent required, is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management Information regarding security ownership of certain beneficial owners and
management is or will	be set forth in the Company's proxy statement relating to
the annual meeting of shareholders to	be held April 27, 1994, and, to the extent
required, is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions
Information regarding certain relationships and related transactions is or will
be set forth in the	Company's proxy statement relating to the annual meeting of
shareholders to be held April 27, 1994, and, to the extent required, is incorporated herein by reference.

  	                                                                         Page
	                                  PART IV
 Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)1	Financial Statements. See Index to Financial Statements and Supplementary
      Data.
   2. Financial Statement Schedules. See Index to Financial Statements and
      Supplementary Data.
   3. Exhibits
	   (10)	Material Contracts:
       (a) No instruments which define the rights of holders of the Company's
           Industrial Development Revenue Bonds are filed herewith, pursuant the exemption contained in Regulation S-K, Item 601(b)(4)(iii). The
           Company hereby agrees to furnish to the Securities and Exchange
           Commission, upon request, a copy of any such instrument.
       (b) Shareholders Rights Agreement dated April 26, 1989, incorporated reference to Exhibit 10(m) to the Company's Annual Report on Form
           10-K for the year ended December 31, 1989 and a related Certificate of Adjustment incorporated by reference to Exhibit 4 to the
           Company's Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1991.
       (c) Lab Safety asset purchase agreement dated April 30, 1992, incorporated by reference to Exhibit (2)(i) to the Company's Report on form 10-Q for the period ended March 31, 1992.
       (d) Lab Safety Supply real estate purchase agreement dated April 30,
           1992, incorporated by reference to Exhibit (2)(i) to the Company's
           Report on Form 10-Q for the period ended March 31, 1992.
       (e) Compensatory Plans or Arrangements
         (i) W.W. Grainger, Inc. 1990 Long-Term Stock Incentive Plan
             incorporated by reference to Exhibit 10(a) to the Company's
             Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.
        (ii) W.W. Grainger,Inc. 1975 Non-Qualified Stock Option Plan as
             Amended and Restated March 3, 1988, incorporated by reference to
             Exhibit 10(a) to the Company's Annual Report on Form 10-K for the
             year ended December 31, 1987.
       (iii) Executive Death Benefit Plan dated December 30, 1983, incorporated by reference to Exhibit 10(d) to the Company's Annual Report on
             Form 10-K for the year ended December 31, 1989.
        (iv) Executive Deferred Compensation Plan dated December 30, 1983, incorporated by reference to Exhibit 10(e) to the Company's Annual
             Report on Form 10-K for the year ended December 31, 1989.
         (v) 1985 Executive Deferred Compensation Plan dated December 31, 1984 incorporated by reference to Exhibit 10(f) to the Company's Annual
             Report on Form 10-K for the year ended December 31, 1990.
        (vi) Post-Service Benefits for Non-Management Directors as amended and
             restated effective December 8, 1993.                           41
       (vii) Supplemental Profit Sharing Plan dated as of January 31, 1983 as amended and restated effective January 1, 1992, incorporated by reference to Exhibit (19)(10)(i) to the Company's Report on Form
             10-Q for the period ended June 30, 1992.

			                                                                       PAGE
      (viii) Plan for Payment of Directors' Fees dated February 29, 1984, as amended and restated effective January 1, 1992, incorporated by reference to Exhibit (19)(10)(ii) to the Company's Report on
             Form 10-Q for the period ended June 30, 1992.
        (ix) Summary Description of Corporate Management Incentive
             Program Based on Improved Economic Earnings.                  38-40


     (11) Computations of Earnings Per Share. See Index to Financial
          Statements and Supplementary Data.                                  36
     (22) Subsidiaries of the Company.                                        37
     (23) Consent of Independent Certified Public Accountants. See Index
          to Financial Statements and Supplementary Data.                     36
(b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of 1993.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of
1934, the Company	has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DATE: March 25, 1994
ATTEST:

                  					                   W.W. GRAINGER, INC.

                                           D.W. Grainger
J. M. Baisley                        By:-------------------------------------
- -------------------------------            D. W. Grainger
J. M. Baisley                              Chairman of the Board of Directors
Vice President, General Counsel,           (Principal Executive Officer)
and Secretary                              D. E. Bielinski
                                     By:-------------------------------------
                                           D.E. Bielinski
                                           Vice President and Chief Financial
                                           Officer (Principal Financial Officer)
                                           P.J. Wallace
                                     By:-------------------------------------
                                           P.J. Wallace
                                           Vice President and Controller
                                           (Principal Accounting Officer)


 George R. Baker                           R.L. Keyser
- ------------------  March 25, 1994     ------------------------- March 25, 1994
 George R. Baker                           R.L. Keyser
 Director                                  President, Chief Operating Officer
                                           and Director

 Kingman Douglass                          John W. McCarter, Jr.
 ------------------ March 25, 1994     ------------------------- March 25, 1994
 Kingman Douglass                          John W. McCarter, Jr.
 Director                                  Director

 Robert E. Elberson                        James D. Slavik
 ------------------ March 25, 1994     ------------------------- March 25, 1994
 Robert E. Elberson                        James D. Slavik
 Director                                  Director

 J.D. Fluno                                Harold B. Smith
 ------------------ March 25, 1994     ------------------------- March 25, 1994
 J.D. Fluno                                Harold B. Smith
 Vice Chairman and Director                Director

 Wilbur H. Gantz                           Fred L. Turner
 ------------------ March 25, 1994     ------------------------- March 25, 1994
 Wilbur H. Gantz                           Fred L. Turner
 Director                                  Director

               INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                        December 31, 1993, 1992, and 1991
                                                                          Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS......................   17
FINANCIAL STATEMENTS
     CONSOLIDATED BALANCE SHEETS
       ASSETS...........................................................   18
       LIABILITIES AND SHAREHOLDERS' EQUITY.............................   19
       CONSOLIDATED STATEMENTS OF EARNINGS..............................   20
       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY..................   21
       CONSOLIDATED STATEMENTS OF CASH FLOWS............................22-23
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................24-32
SCHEDULES

       V - PROPERTY, BUILDINGS, AND EQUIPMENT...........................   33

      VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY,.......   34
           BUILDINGS, AND EQUIPMENT

    VIII - ALLOWANCE FOR DOUBTFUL ACCOUNTS..............................   35

EXHIBIT 11 - COMPUTATIONS OF EARNINGS PER SHARE.........................   36

EXHIBIT 23 - CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS........   36

SCHEDULES OMITTED
Schedules not included above are omitted for the reason that they are not
applicable or not	required or the required information is contained in Notes to
Consolidated Financial Statements.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
To the Shareholders and
 Board of Directors of
 W.W. Grainger, Inc.

We have audited the accompanying consolidated balance sheets of W.W. Grainger, Inc. and Subsidiaries as of December 31, 1993, 1992, and 1991, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of W.W. Grainger, Inc. and Subsidiaries as of December 31, 1993, 1992, and 1991, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

We have also audited schedules V, VI, and VIII of W.W. Grainger, Inc. and subsidiaries for the years ended December 31, 1993, 1992, and 1991. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.


	GRANT THORNTON
 Chicago, Illinois
 February 10, 1994

                      W.W. Grainger, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                         (In thousands of dollars)
	                                                 December 31,
                                     -----------------------------------------
    ASSETS                              1993             1992           1991
                                     -----------      ----------    ----------
CURRENT ASSETS
 Cash and cash equivalents           $     2,572     $    44,809    $  140,967
  Accounts receivable, less
  allowances for doubtful accounts
  of $13,573 for 1993,$13,810 for
  1992, and $12,826 for 1991.........    299,856         265,410       227,103

 Inventories.........................    466,214         432,233       443,334
 Prepaid expenses....................     10,832          11,856         7,270
 Deferred income tax benefits........     44,408          39,958        35,616
                                     -----------      ----------    ----------
   Total current assets                  823,882         794,266       854,290


PROPERTY, BUILDINGS, AND EQUIPMENT
 Land................................   100,903          87,815         77,436
 Buildings, structures and improvements 381,716         339,943	       303,460
 Machinery and equipment                 11,567          11,557         11,556
 Furniture, fixtures, and equipment..   222,569         187,416        160,537
                                     ----------       ---------     ----------
                                        716,755         626,731        552,989
 Less accumulated depreciation
  and amortization...................   307,372         274,038        241,399
                                     ----------       ---------     ----------
    Property, buildings, and
     equipment - net.................   409,383         352,693        311,590

OTHER ASSETS.........................   143,399         163,579         50,674
                                     ----------       ---------     ----------


TOTAL ASSETS.........................$1,376,664	     $1,310,538     $1,216,554
                                     ==========      ==========     ==========

                       W.W. Grainger, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                     December 31,
                                         ------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY        1993          1992          1991
                                         ---------    ----------    ----------
CURRENT LIABILITIES
 Short-term debt........................ $  34,298    $     -       $       -
 Current maturities of long-term debt...    21,662        24,954        19,417
 Trade accounts payable.................   178,114       151,898       152,626
 Accrued contributions to employees'
  profit sharing and pension plans......    44,587        39,450        31,411
  Accrued expenses......................    83,923        89,539        70,464
  Income taxes..........................    18,773         9,641         6,326
                                         ---------    ----------    ----------
     Total current liabilities..........   381,357       315,482       280,244


LONG-TERM DEBT (less current maturities)     6,214         6,936        11,327
DEFERRED INCOME TAXES...................    23,017        41,008        49,064
ACCRUED EMPLOYMENT RELATED BENEFITS COSTS   24,171        15,903        15,482
SHAREHOLDERS' EQUITY
 Cumulative Preferred Stock-1993,1992,and
  1991, $5 par value-authorized, 6,000,000
  shares, issued and outstanding, none        -             -             -
 Common Stock-$0.50 par value-
  authorized, 150,000,000 shares, 1993,
  1992, and 1991; issued and outstanding,
  50,684,983 shares, 1993, 52,375,812
  shares, 1992, and 52,913,208 shares,
  1991..................................    25,342        26,188         26,457
 Additional contributed capital.........    79,364        79,050         73,938
 Unearned restricted stock compensation.      (192)         (299)          (499)
 Retained earnings......................   837,391       826,270        760,541
                                        ----------    ----------    -----------
  Total shareholders' equity...........    941,905       931,209        860,437
                                        ----------    ----------     ----------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY.................  $1,376,664    $1,310,538     $1,216,554
                                        ==========    ==========     ==========

The accompanying notes are an integral part of these financial statements.

                          W.W. Grainger, Inc. and Subsidiaries
                          CONSOLIDATED STATEMENTS OF EARNINGS
                (In thousands of dollars except for per share amounts)


                                             Years Ended December 31,
                                      --------------------------------------
                                         1993           1992         1991
                                      ----------     ----------   ----------
Net sales.............................$2,628,398     $2,364,421   $2,077,235
Cost of merchandise sold.............. 1,653,534      1,504,893    1,348,698
                                      ----------     ----------   ----------
     Gross profit.....................   974,864        859,528      728,537
Warehousing, marketing, and
  administrative expenses.............   722,704        631,097      524,294
                                      ----------     ----------   ----------
     Operating earnings...............   252,160        228,431      204,243

Other income or (deductions)
  Interest income.....................       480          1,764        7,308
  Interest expense....................    (1,727)        (2,266)      (1,817)
  Unclassified - net..................      (884)          (707)        (340)
                                      ----------     ----------   ----------
                                          (2,131)        (1,209)       5,151
                                      ----------     ----------   ----------
     Earnings before income taxes.....   250,029        227,222      209,394
Income taxes..........................   100,762         89,980       81,657
                                      ----------     ----------   ----------
  Net earnings before cumulative
      effect of accounting changes.....  149,267        137,242      127,737
Cumulative effect of accounting changes     (820)          -            -
                                      ----------     ----------   ----------
    Net earnings......................$  148,447     $  137,242   $  127,737
                                      ==========     ==========   ==========
Net earnings per common and
 common equivalent share before
 cumulative effect of accounting changes   $2.88          $2.58        $2.37
Cumulative effect of accounting changes    (0.02)          -             -
                                      ----------     ----------   ----------
Net earnings per common and common
 equivalent share.....................     $2.86          $2.58        $2.37
                                      ==========     ==========   ==========
Average number of common and
 common equivalent shares
 outstanding                          51,910,906     53,256,629   54,000,647
                                      ==========     ==========   ==========

The accompanying notes are an integral part of these financial statements.

                      W.W. Grainger, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              (In thousands of dollars except for per share amounts)
                                   Additional  Guarantee  Restricted
                            Common Contributed    of       Unearned   Retained
                             Stock   Capital   ESOP Debt Compensation Earnings
                            ------ ----------- --------- ------------ --------
Balance at January 1, 1991..$27,054  $71,062    $(598)       $   -    $717,835
Exercise of stock options...     72    4,097       -             -        -
Purchase of 1,354,000 shares
 of Common Stock............   (677)  (1,825)      -             -     (52,329)
Reduction of ESOP debt......    -       -         598            -         -
Issuance of 14,900 shares of
restricted Common Stock.....      8      604       -          (612)        -
Amortization of restricted
 Common Stock compensation..      -      -         -           113         -
Net earnings................      -      -         -             -     127,737
Cash dividends paid ($0.61
 per share).................      -      -         -             -     (32,702)
                            -------  -------     ----         ------  ---------
Balance at December 31, 1991 26,457   73,938       -          (499)    760,541
Exercise of stock options...     98    6,138       -             -         -
Purchase of 733,000 shares
 of restricted Common Stock    (367)  (1,045)      -             -     (37,218)
Amortization of restricted
 Common Stock compensation..     -        19       -           200         -
Net earnings................     -       -         -             -      137,242
Cash dividends paid ($0.65
 per share).................     -       -         -             -      (34,295)
                            -------  -------     ----         ------  ---------
Balance at December 31, 1992 26,188   79,050       -          (299)     826,270

Exercise of stock options..      41    2,821       -             -         -
Purchase of 1,777,000 shares
 of Common Stock...........    (888)  (2,712)      -             -     (101,054)
Issuance of 2,700 shares
 of Common Stock............      1      154       -          (155)        -
Amortization of restricted..
 Common Stock compensation..     -        51       -           262         -
Net earnings................     -       -         -             -      148,447
Cash dividends paid
 ($0.705 per share).........     -       -         -             -      (36,272)
                            -------  -------     ----        -------   --------
Balance at December 31,1993 $25,342  $79,364       -         $(192)    $837,391
                            ======= =======      ====        =======   ========


The accompanying notes are an integral part of these financial statements.

                     W.W. Grainger, Inc. and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands of dollars)
                                                 Years Ended December 31,
                                               -----------------------------
                                                  1993      1992       1991
                                                --------  --------   -------
Cash flows from operating activities:
Net earnings.................................   $148,447  $137,242   $127,737
Provision for losses on accounts
 receivable..................................      8,147    10,326     10,285
Depreciation and amortization:
 Property, buildings, and equipment..........  	  40,576    35,217     33,045
 Intangibles and goodwill....................     18,588    13,903      2,523
Loss(gain) on sale of property,
 buildings, and equipment....................        606      (308)        86
Change in operating assets and liabilities,
 net of effects of acquisitions of businesses:
 (Increase) in accounts receivable...........    (42,593)  (30,433)   (12,801)
 (Increase) in inventories...................    (33,981)   23,692    (23,594)
 Decrease (increase) in prepaid expenses.....      1,024      (736)        30
 Increase (decrease) in trade accounts payable    26,216    (9,583)    13,631
 (Decrease) increase in other current liabilities   (479)   24,698      5,923
 Increase (decrease) in current income taxes
  payable....................................      9,132     3,315     (6,422)
 Increase in accrued employment related
  benefits costs.............................      8,268       421      2,557
 (Decrease) in deferred income taxes.........    (22,441)  (12,398)      (924)
 Other-net...................................        988     1,012     (1,499)
                                                --------   --------   --------
Net cash provided by operating activities....    162,498   196,368    150,577
Cash flows from investing activities:
 Additions to property, buildings, and
  equipment..................................    (98,405)  (49,920)   (32,778)
 Proceeds from sale of property, buildings,
  and equipment..............................        533     1,072        397
Expenditures for business acquisitions - net
  of cash balances assumed...................       -     (167,249)   (31,529)
Other - net..................................        866    (2,678)    (4,051)
                                                --------  --------    -------
Net cash (used in) investing activities......    (97,006) (218,775)   (67,961)

                          W.W. Grainger, Inc. and Subsidiaries
                   CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED
                             (In thousands of dollars)

                                              	   Years Ended December 31,
                                                ----------------------------
                                                  1993       1992      1991
                                                --------   --------  --------
Cash flows from financing activities:
Net proceeds from short-term debt.............  $ 34,298   $  -      $    -
Proceeds from long-term debt..................     1,400     2,950        -
Long-term debt payments.......................    (5,414)   (1,804)    (5,757)
Retirements of long-term debt assumed in
 business acquisition.........................      -       (8,227)       -
Stock options exercised.......................     1,178     3,211       2,899
Tax benefit of stock incentive plan...........     1,735     3,044       1,270
Purchase of Company Common Stock..............  (104,654)  (38,630)    (54,831)
Cash dividends paid...........................   (36,272)  (34,295)    (32,702)
                                                --------   -------     -------
Net cash (used in) financing activities.......  (107,729)  (73,751)    (89,121)
                                                --------   -------     -------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS...   (42,237)  (96,158)     (6,505)
Cash and cash equivalents at beginning of year    44,809   140,967     147,472
                                                --------  --------    --------
Cash and cash equivalents at end of year......  $  2,572  $ 44,809    $140,967
                                                ========  ========    ========

Non-Cash Investing and Financing Activities
 Acquisition of businesses:
  Fair value of assets acquired...............  $    -    $186,747     $32,789
  Liabilities assumed, net of long-term debt..       -     (11,271)     (1,260)
  Long-term debt assumed in business
   acquisition................................       -      (8,227)        -
                                                --------- --------     -------
Net assets acquired...........................  $    -    $167,249     $31,529
                                                ========= ========     =======


The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1993, 1992, and 1991
NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INDUSTRY INFORMATION
The Company is a nationwide distributor of equipment, components, and supplies to the commercial, industrial, contractor, and institutional markets. The Company operates within a single industry segment.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions are eliminated from the consolidated financial statements.

ACCOUNTING CHANGES
Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (see Note 14) and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than
Pensions" (see Note 9). In the fourth quarter of 1993, retroactive to January 1, 1993, the Company adopted SFAS No.112, "Employers' Accounting for Postemployment Benefits" (see Note 9).



INVENTORIES
Inventories are valued at the lower of cost or market. Cost is primarily determined by the last-in, first-out (LIFO) method.

PROPERTY, BUILDINGS, AND EQUIPMENT
Property, buildings, and equipment are valued at cost. For financial statement purposes, depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on the declining-balance and sum-of-the-years-digits methods. For income tax purposes, the Company uses the maximum allowable accelerated methods.

Improvements to leased property are being amortized over the initial terms of the respective leases or the estimated service lives of the improvements, whichever is shorter. The Company capitalized interest costs of $1,258,000, $1,110,000, and $1,381,000 in 1993, 1992, and 1991, respectively.

PURCHASED TAX BENEFITS
The Company has purchased tax benefits through leases as provided by the Economic Recovery Tax Act of 1981. Realized tax benefits, net of repayments, are included in Deferred Income Taxes.

INCOME TAXES
The Company uses the maximum allowable accelerated depreciation methods. Deferred income taxes are provided to recognize the temporary differences between financial and tax reporting.

PURCHASE OF COMPANY COMMON STOCK
Through December 31, 1993, the Company was required by its state of incorporation to retire any Common Stock it purchased. The excess of cost over par value was charged proportionately to Additional contributed capital and Retained earnings. Effective January 1, 1994, the Company is no longer required by its state of incorporation to retire Common Stock repurchases.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
Earnings per common and common equivalent share are computed based upon the weighted average number of shares outstanding during each year which includes outstanding options for Common Stock, when dilutive.

NOTE 2-BUSINESS ACQUISITION
Effective May 1, 1992, the Company completed the acquisition of the assets and business of Lab Safety Supply, Inc., a leading direct marketer and distributor of safety products. The acquisition included cash payments of $161,343,000 and the assumption of certain liabilities of Lab Safety Supply, Inc. including $8,227,000 of long-term debt. The acquisition was accounted for as a purchase. Included in the purchase price was $121,367,000 which was allocated to intangibles including customer list and goodwill, to be amortized over useful lives of five to forty years. The acquisition was funded from internal sources and the issuance of $72,727,000 of short-term debt.

The following unaudited pro forma summary combines the consolidated results of operations of the Company and Lab Safety Supply, Inc. as if the acquisition had occurred at the beginning of 1992 and 1991. The pro forma amounts give effect to certain adjustments, including the amortization of intangibles, the amortization of non-competition agreements, certain executive compensation, increased interest expense, lost interest income, and income tax effects. This pro forma summary does not necessarily reflect the results of operations as they would have been if the companies had constituted a single entity during such periods and is not necessarily indicative of results which may be obtained in the future.


                                                    Years Ended December 31,
                                                 ----------------------------
                                                    1992             1991
                                                 ----------        ----------
                                                 (In thousands of dollars,
                                                 except for per share amounts)
Sales	                                           $2,411,758        $2,194,129
Net earnings                                       $135,830          $122,618
Earnings per common and common equivalent share       $2.55             $2.25



NOTE 3-CASH FLOWS

The Company considers investments in highly liquid debt instruments, with an original maturity of ninety days or less, to be cash equivalents. For cash
equivalents, the	carrying amount approximates fair value due to the short
maturity of those instruments.

Cash paid during the year for:



                                           1993           1992         1991
                                         --------        ------      --------
                                             (In thousands of dollars)

Interest (net of amount capitalized)      $1,837         $2,235        $1,914
                                         ========       =======       =======

Income taxes                             $106,085       $95,691       $87,399
                                         ========       =======       =======


NOTE 4-CASH

Checks outstanding of $16,521,000, $23,713,000, and $12,288,000 are included in Trade accounts payable at December 31, 1993, 1992, and 1991, respectively.


NOTE 5-CONCENTRATION OF CREDIT RISK

The Company places temporary cash investments with institutions of high credit quality and, by policy, limits the amount of credit exposure to any one institution. The Company has a broad customer base representing many diverse industries doing business in all regions of the United States. Consequently, in management's opinion, no significant concentration of credit risk exists for the Company.

NOTE 6-INVENTORIES

Inventories primarily consist of merchandise purchased for resale. Inventories would have been $179,450,000, $168,363,000, and $158,429,000 higher than reported at December 31, 1993, 1992, and 1991, respectively, if the first-in, first-out (FIFO) method of inventory accounting had been used.


NOTE 7-OTHER ASSETS
Included in other assets are intangibles such as customer lists and goodwill.
Customer lists are	amortized on a straight-line basis over periods of five to
sixteen years. Goodwill represents the	cost in excess of net assets of acquired
companies and is amortized on a straight-line basis over forty years. Other assets at December 31, 1993, 1992, and 1991 were:


                                            1993           1992        1991
                                           --------      --------    -------
                                             (In thousands of dollars)
Customer lists...........................  $102,015      $102,015    $14,439
Goodwill.................................    46,283        46,197     19,417
Other intangibles........................     6,472         6,472      3,738
                                           --------      --------    -------
                                            154,770       154,684     37,594
Less accumulated amortization............    29,528        14,133      2,206
                                           --------      --------    -------
                                            125,242       140,551     35,388
Sundry...................................    18,157        23,028     15,286
                                           --------      --------    -------
Total....................................  $143,399      $163,579    $50,674
                                           ========      ========    =======


NOTE 8-SHORT-TERM DEBT

During 1993, the Company borrowed funds to finance working capital needs. In 1992, the Company borrowed funds to partially finance the acquisition of Lab Safety Supply, Inc. The following summarizes information concerning short-term debt:

                                                    1993            1992
                                                   -------         -------
                                                    (in thousands of dollars)
Bank Notes
Outstanding at December 31.....................    $22,316         $  -
Maximum month-end balance during the year......    $27,725         $36,000
Average amount outstanding during the year.....     $8,493         $ 5,035
Weighted average interest rates................      3.4%             3.8%

Commercial Paper
Outstanding at December 31.....................    $11,982         $  -
Maximum month-end balance during the year......    $28,581         $  -
Average amount outstanding during the year.....    $ 7,935         $ 9,885
Weighted average interest rates................      3.2%             3.9%

The Company had available lines of credit of $25,000,000 at December 31, 1993, $75,000,000 at December 31, 1992, and $25,000,000 at December 31, 1991. These
credit lines carried commitment fees of 1/8%, and in one arrangement, an additional 1/8% on that portion used to support actual commercial paper outstanding.

NOTE 9-EMPLOYEE BENEFITS

RETIREMENT PLANS. A majority of the Company's employees are covered by a noncontributory profit sharing plan. This plan provides for annual employer contributions based upon a formula related primarily to earnings before federal income taxes, limited to 15% of the total compensation paid to all eligible employees. The Company also sponsors additional profit sharing and defined contribution plans which cover most other employees.

Provisions under all plans were $42,056,000, $37,289,000, and $31,610,000 for the years ended December 31, 1993, 1992, and 1991, respectively.


POSTRETIREMENT BENEFITS. The Company has a health care benefits plan covering most of its retired employees and their dependents. A majority of the Company's employees become eligible for these benefits when they qualify for retirement while working for the Company. On January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The statement requires the Company to accrue the estimated cost of providing postretirement benefits during the working careers of those employees who could become eligible for such benefits when they retire. Because the Company had previously accrued postretirement benefits, the effect of adoption of SFAS No. 106 was not material.


The amount charged to operating expense for postretirement was $2,600,000, $2,000,000 and $3,000,000 for the years ended December 31, 1993, 1992, and
1991, respectively. Components of the 1993 expense were as follows (in thousands of dollars):

    Service cost...............................................  $1,566
    Interest cost..............................................   1,553
    Actual return on assets....................................    (472)
    Amortization of transition asset (22 year amortization)....    (143)
    Deferred asset gain........................................      96
                                                                 ------
                                                                 $2,600
                                                                 ======
Participation in the plan is voluntary at retirement and requires participants to make contributions, as determined by the Company, toward the cost of the plan. The accounting for the health plan anticipates future cost-sharing changes
to retiree contributions that will maintain the current	cost-sharing ratio
between the Company and the retirees. A Group Benefit Trust has been	established
as the vehicle to process benefit payments. The assets of the trust are invested in a Standard & Poor's 500 index fund. The weighted average long-term rate of return is 6.6%, which is net of a 34.1% tax rate.

The funding of the trust includes an estimated amount which is intended to allow
the maximum	deductible contribution under the Internal Revenue Code of 1986, as amended, and was $211,000, $1,579,000, and $443,000 for the years ended December
31, 1993, 1992, and 1991, respectively. A reconciliation of funded status as of
December 31, 1993 is as follows (in thousands of dollars):

	   Accumulated Postretirement Benefit Obligation (APBO):
    Retirees and their dependents...............................$ (4,044)
    Fully eligible active plan participants.....................    (879)
    Other active plan participants.............................. (17,165)
                                                                ---------
    Total APBO.................................................. (22,088)
    Plan assets at fair value...................................   5,993
                                                                ---------
    Funded status............................................... (16,095)
    Unrecognized transition asset...............................  (2,999)
    Unrecognized net loss.......................................     823
                                                                ---------
    Accrued postretirement benefits costs.......................$(18,271)
                                                                =========
In determining the APBO, the assumed weighted average discount rate used was 7.3%. The assumed health care cost trend rate for 1994 through 1998 was 10.0%. Beginning in 1999, the assumed health care cost trend rate declines on a straight-line basis until 2008, when the ultimate trend rate of 5.6% will be achieved.

If the assumed health care cost trend rate was increased by one percentage point for each year, the APBO as of December 31, 1993 would increase by $5,032,000. The aggregate of the service cost and interest cost components of the 1993 net periodic postretirement benefits expense would increase by $804,000.

POSTEMPLOYMENT BENEFITS. In the fourth quarter of 1993, retroactive to January 1, 1993, the Company adopted SFAS No. 112, "Employer's Accounting for Postemployment Benefits." This statement requires the accrual of certain benefits provided to former or inactive employees, after employment but before retirement, if attributable to an employee's service already rendered. The Company benefits accrued under SFAS No. 112 included long-term disability health care benefits, short-term disability salary continuation benefits, and COBRA benefits in excess of participant contributions. The cumulative effect at January 1, 1993 of adopting SFAS No. 112 reduced net earnings by $4,033,000 or 8 cents per share. The effect of this change on 1993 net earnings before the cumulative effect of accounting changes was not material.


NOTE 10-LONG-TERM DEBT

Long-term debt consisted of the following at December 31:

                                             1993       1992          1991
                                            -------    -------       -------
                                             (In thousands of dollars)
 Industrial development revenue bonds...... $26,225    $25,600       $23,450
 Other.....................................   1,651      6,290         7,294
                                            -------    -------       -------
                                             27,876     31,890        30,744
 Less current maturities...................  21,662     24,954        19,417
                                            -------    -------       -------
                                            $ 6,214    $ 6,936       $11,327
                                            =======    =======       =======


The industrial development revenue bonds include various issues that bear interest at a fixed rate of 6.125%, a variable rate up to 15%, or variable rates up to 80% of the prime rate. One of the bonds matures at the rate of
$75,000 each year through 1994, with the remaining bonds due in various amounts from 2001 through 2011. Interest rates on some of the issues are subject to change at certain dates in the future. The bondholders may require the Company to redeem certain bonds concurrent with a change in interest rates, and certain other bonds annually. At December 31, 1993, $26,150,000 of these bonds were subject to these redemption options. Of these bonds, $4,895,000 are also subject to agreements through 1995 between a bank and the Company which provide
that the bank will purchase any such bonds presented by the	bondholders and
hold them for a period of not less than one year. In addition, $12,045,000 of
these	bonds had an unsecured liquidity facility available at December 31, 1993 for which the Company compensated a bank through a commitment fee of 1/8%. There
were no borrowings related to	these facilities at December 31, 1993. The Company
classified $21,255,000, $20,555,000, and $18,330,000 of bonds currently subject to redemption options in current maturities of long-term debt at December 31, 1993, 1992, and 1991, respectively.

The aggregate amounts of long-term debt maturing in each of the five years
subsequent to	December 31, 1993 are as follows:

                                                  Amounts
                                                  Payable       Amounts
                                                   Under       Subject to
                                                  Terms of     Redemption
                                                 Agreements      Options
                                                 ----------    ----------
                                                 (In thousands of dollars)
            1994............................        $407         $21,255
            1995............................         299            -
            1996............................         146            -
            1997............................         163            -
            1998............................         182            -

NOTE 11-LEASES

The Company leases various land, buildings, and equipment. The Company capitalizes all significant leases which qualify as capital leases. At December 31, 1993, the approximate future minimum aggregate payments for all leases were as follows:

                                            Operating Lease
                                    -----------------------------
                                      Real      Personal                Capital
                                    Property    Property   Total        Leases
                                    --------    --------  -------      --------
                                         (In thousands of dollars)
1994..............................  $14,725     $2,082    $16,807      $  243
1995..............................    8,869        491      9,360         240
1996..............................    7,630        216      7,846         240
1997..............................    5,555         69      5,624         240
1998..............................    2,884          1      2,885         240
1999-2034.........................    7,924          -      7,924         578
                                    -------     ------    -------      ------
Total minimum payments required...  $47,587     $2,859    $50,446       1,781

Less imputed interest.............                                        582
                                                                       ------
Present value of minimum lease
  payments (included in
  long-term debt).................                                     $1,199
                                                                       ======


Total rent expense, including both items under lease and items rented on a month-to-month basis, was $22,264,000, $21,421,000, and $19,480,000 for 1993,
1992, and 1991, respectively.

NOTE 12-STOCK INCENTIVE PLANS

The Company's Long-Term Stock Incentive Plan ("The Plan"), allows the Company to grant a variety of incentive awards to key employees of the Company. These
awards involve the use of a	maximum of 4,028,414 shares of common stock, in
connection with awards of non-qualified stock options, stock appreciation rights, restricted stock, phantom stock rights and other stock based awards.

The Plan authorizes the granting of restricted stock which is held by the Company until certain terms and conditions as specified by the Company are satisfied. Except for the right of disposal, holders of restricted stock have full shareholders' rights during the period of restriction, including voting rights and the right to receive dividends. Compensation expense related to restricted stock awards is based upon market price at date of grant and is charged to earnings on a straight-line basis over the period of restriction.

The Plan authorizes the granting of options to purchase shares at a price of not less than 85% of the closing market price on the last trading day preceding the date of grant. The options expire within 10 years after the date of grant. The Plan also permits the granting of stock appreciation rights, either alone or in tandem with options already granted and to be granted in the future. The stock appreciation rights permit the holder to receive stock, cash, or a combination thereof, equal to the amount by which the fair market value on the date of exercise exceeds the option price. Exercise of a stock option or a stock appreciation right automatically cancels any respective tandem stock appreciation right or stock option.

Shares covered by terminated, surrendered or cancelled options or stock appreciation rights that are unexercised, but forfeited restricted stock, or by the forfeiture of other awards that do not result in shares being issued, are again available for awards under the Plan.

In 1993, 4,615 shares of restricted stock were released. In 1992, 4,615 shares of stock were also released. There were 2,650 shares of restricted stock issued in 1993, and there were 14,895 shares of restricted stock issued in 1991.

There was no activity relating to stock appreciation rights in 1993, 1992, or 1991, and at December 31, 1993, there were no stock appreciation rights outstanding.

Transactions involving stock options are summarized as follows:

                                                     Option Price
                                       Option Shares  per share    Exercisable
                                       ------------- ------------  -----------
Outstanding at January 1, 1991.....     1,350,192    $8.75-$36.69   1,342,192
                                                                    =========
 Granted...........................       263,040   $40.06-$47.38
 Exercised.........................      (177,450)   $8.75-$41.06
 Cancelled or expired..............          (480)      $41.06
                                       ------------- ------------
Outstanding at December 31, 1991...     1,435,302    $9.75-$47.38   1,418,802
                                                                    =========
 Granted...........................       204,440       $51.50
 Exercised.........................      (266,288)   $9.75-$41.06
 Cancelled or expired..............       (14,380)  $40.06-$51.50
                                       ------------ -------------
Outstanding at December 31, 1992        1,359,074   $12.84-$51.50   1,152,514
                                                                    =========
 Granted...........................       193,510       $58.75
 Exercised.........................      (132,914)  $12.84-$41.06
 Cancelled or expired..............        (4,400)  $43.00-$58.75
                                       ------------ -------------
Outstanding at December 31, 1993...     1,415,270   $31.31-$58.75   1,019,600
                                       ===========                  =========


Options available for grant were 3,361,139, 3,552,899, and 3,742,959, at December 31, 1993, 1992, and 1991, respectively. All options were issued at market price on the date of grant.

NOTE 13-ISSUANCE OF PREFERRED STOCK PURCHASE RIGHTS

The Company has adopted a Shareholders Rights Plan and declared a dividend of one preferred share purchase right (Right) for each outstanding share of the Company's Common Stock. Each Right entitles the registered holder to purchase from the Company one two-hundredth of a share of Series A Junior Participating Preferred Stock, par value $5.00 per share, at a price of $125.00 per one two-hundredth of a Preferred share, subject to adjustment. The Rights would become exercisable only if a person or group (other than a person or group exempt under the Plan) were to acquire 20% or more of the Company's Common Stock or were to announce a tender offer, the consummation of which would result in ownership of 20% or more of the Common Stock.

At any time prior to thirty days following the acquisition by a person or group (other than a person or group exempt under the Plan) of beneficial ownership of 20% or more of the Company's Common Stock, the Rights are redeemable by the Company for $.01 per Right (the redemption price). The Rights are also redeemable automatically, at the redemption price, in connection with the consummation of any tender offer at a cash price per share equal to or greater than the price approved by shareholders at a special meeting which would be called under certain circumstances in accordance with procedures contained in the Rights Agreement.

The Rights do not have voting or dividend rights, and, until they become exercisable, have no dilutive effect on the earnings of the Company.

The Rights will expire on May 15, 1999 unless earlier redeemed.


NOTE 14-INCOME TAXES

Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The cumulative effect of this accounting change was income of $3,213,000 or 6 cents per share. The adoption of SFAS No. 109 changes the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. Previously the Company deferred the tax effects of timing differences between financial reporting income and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary
differences between the financial bases and the	tax bases of assets and
liabilities. Income tax expense consisted of the following:


                                                 1993        1992     1991
                                                -------    -------   -------
                                                 (In thousands of dollars)
 Current
    Federal...................................  $ 95,558  $ 82,915   $67,773
    State.....................................    21,766    19,463    14,808
                                                --------   -------   -------
    Total current.............................   117,324   102,378    82,581
 Deferred.....................................   (11,795)  (12,398)     (924)
	Net effect of the Omnibus Budget
    Reconciliation Act of 1993................    (4,767)     -         -
                                                --------   -------   -------
Total provision...............................  $100,762  $ 89,980   $81,657
                                                ========  ========   =======

In accordance with the provisions of SFAS No. 109, the deferred income tax benefit for 1993 represents the effects of the changes in the amounts of
temporary differences during 1993. The	income tax effects of temporary
differences that gave rise to the net deferred tax asset as of December 31, 1993 were as follows (in thousands of dollars):

Current deferred tax assets (liabilities):
Inventory valuations..............................................  $21,263
Administrative and general expenses deducted
  on a paid basis for tax purposes................................   21,651
Employment related benefits expense...............................    1,313
Other.............................................................      181
                                                                    -------
   Total net current deferred tax asset...........................   44,408
                                                                    -------
Noncurrent deferred tax assets (liabilities):
Purchased tax benefits............................................  (37,515)
Temporary differences related to property, building and equipment.   (3,368)
Intangible amortization...........................................    7,247
Employment related benefits expense...............................    9,620
Other.............................................................      999
                                                                    -------
 Total net noncurrent deferred tax liability......................  (23,017)
                                                                    --------
Net deferred tax asset............................................  $21,391
                                                                    ========
The purchased tax benefits represent lease agreements acquired in prior years
under the	provisions of the Economic Recovery Act of 1981. A reconciliation of
income tax expense with	federal income taxes at the statutory rate follows:

                                                1993         1992       1991
                                               -------      -------    -------
                                                (In thousands of dollars)
Federal income taxes at the federal
 statutory rate.............................. $87,510      $77,256    $71,194
State income taxes, net of federal
  income tax benefits........................  12,077       11,170      9,569
Other-net....................................   1,175        1,554        894
                                             --------      -------     -------
Income tax expense...........................$100,762      $89,980     $81,657
                                             ========      =======     =======
Effective tax rate...........................  40.3%         39.6%      39.0%
                                             ========      =======     =======

The Omnibus Budget Reconciliation Act of 1993 increased the maximum corporate
federal tax	rate from 34% to 35% retroactive to January 1, 1993. The effect of this rate change on the Company's deferred tax balances was not material.

NOTE 15-SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

A summary of selected quarterly information for 1993 and 1992 is as follows:

                                            1993 Quarter Ended
                             --------------------------------------------------
                                        (In thousands of dollars except
                                           for per share amounts)
                             March 31  June 30   Sept 30   Dec 31     Total
                             --------  --------  --------  --------  ----------
 Net sales.................. $606,183  $660,407  $698,835  $662,973  $2,628,398
 Gross profit...............  228,372   241,672   251,453   253,367     974,864
 Net earnings before
	 cumulative effect
  of accounting changes.....   34,185    35,445    38,714    40,923     149,267
 Cumulative effect of
   accounting changes.......     (820)     -         -         -           (820)
 Net earnings............... $ 33,365  $ 35,445  $ 38,714  $ 40,923   $ 148,447
 Net earnings per common and
  common equivalent share
  before accounting changes.    $0.65     $0.68     $0.75     $0.80       $2.88
 Cumulative effect
  of accounting changes
  (as restated).............   ($0.02)     -         -         -         ($0.02)
 net earnings per common and
  common equivalent share...    $0.63     $0.68     $0.75     $0.80       $2.86
                             ========  ========   =======  ========  ==========
The cumulative effect of accounting changes has been restated, as of January 1, 1993, for two items. The Company elected early adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which resulted in an after
tax charge of 8 cents per share. The	Company also recalculated the effect of
adopting SFAS No. 109, "Accounting for Income Taxes,"	restating the after tax
expense of 3 cents per share, by an after tax income amount of 9 cents per share. The restated cumulative effect of accounting changes was a net after tax
expense of 2	cents per share.


                                          1992 Quarter Ended
                            --------------------------------------------------
                          (In thousands of dollars except for per share amounts)
                            March 31  June 30   Sept 30    Dec 31     Total
                            --------  --------  --------  --------  ----------
 Net sales..............    $532,262  $606,347  $627,183  $598,629  $2,364,421
 Gross profit...........     186,439   215,108   227,276   230,705     859,528
 Net earnings...........    $ 28,271  $ 36,015  $ 37,081  $ 35,875  $  137,242
 Earnings per common
 and common equivalent
 share..................      $0.53     $0.67    $0.70     $0.68       $2.58
                            ========  ========  ========  ========  ==========

                     W.W. Grainger, Inc. and Subsidiaries
                 SCHEDULE V-PROPERTY, BUILDINGS, AND EQUIPMENT
               FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                           (In thousands of dollars)
                    Balance at                                       Balance
                    beginning  Acquired  Additions                   at end of
 Classifications    of period  assets(a)  at cost  Retirements Other period
 ---------------    ---------  --------  --------- ----------- ----- --------
Year Ended
December 31, 1993
Land...............  $87,815    $   -    $13,909     $   124  $(697) $100,903
Buildings, structures
 and improvements..  339,943        -     42,545       1,407    635   381,716
Machinery and
 equipment.........   11,557        -         10        -       -      11,567
Furniture, fixtures,
 and other equipment 187,416        -     42,134       6,850   (131)  222,569
                    --------    --------  -------     ------   ----- --------
                    $626,731    $   -    $98,598      $8,381  $(193) $716,755
                    ========    ======== ========     ======   ===== ========
Year Ended
December 31, 1992
Land................ $ 77,436   $   500   $ 9,730    $   29   $ 178 $  87,815
Buildings, structures
 and improvements...  303,460    15,596    21,889       832    (170)  339,943
Machinery and
 equipment..........   11,556      -            1       -       -      11,557
Furniture, fixtures,
 and other equipment  160,537    11,068    18,571     2,304    (456)  187,416
                     --------  --------   -------    ------    -----  --------
                     $552,989   $27,164   $50,191    $3,165   $(448) $626,731
                     ========   =======   =======    ======   ====== =========
Year Ended
 December 31, 1991
Land................ $ 73,021   $  -      $ 4,385    $  203   $ 233  $ 77,436
Buildings, structures
 and improvements...  289,141      (360)   15,508       625    (204)  303,460
Machinery and
 equipment..........   11,556      -         -         -        -      11,556
Furniture, fixtures,
 and other equipment  147,047     1,124    12,881       486     (29)  160,537
                     --------    ------   -------    ------   -----   --------
                     $520,765    $  764   $32,774    $1,314   $ -     $552,989
                     ========    ======   =======    ======   =====   ========



(a) Additions as a result of business acquisitions.

The principal estimated lives used in determining depreciation are as follows:
 Buildings, structures, and improvements....................  10 to 45 years
 Machinery and equipment....................................   5 to 10 years
 Furniture, fixtures, and other equipment...................   3 to 10 years

                     W.W. Grainger, Inc. and Subsidiaries
              SCHEDULE VI-ACCUMULATED DEPRECIATION AND AMORTIZATION
                    OF PROPERTY, BUILDINGS, AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                            (In thousands of dollars)
                                   Additions
                       Balance at  charged to                        Balance
                       beginning   costs and                        at end of
 Classifications       of period   expenses   Retirements  Other     period
 ---------------       ---------   ---------  -----------  -----    --------
Year Ended
 December 31, 1993
Buildings, structures
 and improvements.....  $136,976     $16,439      $1,206    $   (1)  $152,208
Machinery and
 equipment............     3,667         410        -            -      4,077
Furniture, fixtures,
 and other equipment..   133,395      23,727       6,036         1    151,087
                        --------     -------      ------    -------  --------
                        $274,038     $40,576      $7,242    $    -   $307,372
                        ========     =======      ======    =======  ========
Year Ended
 December 31, 1992
Buildings, structures,
 and improvements.....  $122,669     $14,969      $  657    $   (5)  $136,976
Machinery and
 equipment............     3,086         581        -            -      3,667
Furniture, fixtures,
 and other equipment..   115,644      19,667       1,744       (172)  133,395
                        --------     -------      ------    -------- --------
                        $241,399     $35,217      $2,401    $  (177) $274,038
                        ========     =======      ======    ======== ========
Year Ended
 December 31, 1991
Buildings, structures,
 and improvements.....  $108,988     $14,121      $  488    $    48  $122,669
Machinery and
 and equipment........     2,505         581        -             -     3,086
Furniture, fixtures,
 and other equipment..    97,696      18,343         343        (52)  115,644
                        --------     -------      ------    -------- --------
                        $209,189     $33,045      $  831    $    (4) $241,399
                        ========     =======      ======    ======== ========

                           W.W. Grainger, Inc. and Subsidiaries
                      SCHEDULE VIII - ALLOWANCE FOR DOUBTFUL ACCOUNTS
                   FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                              (In thousands of dollars)



                    Balance at   Charged                             Balance
                     beginning to costs and                          at end
Description          of period   expenses   Deductions(a) Other(b)   of period
- ------------------- ---------- ------------ ------------- --------  ----------
Allowance for
 doubtful accounts

1993..............     $13,810    $ 8,147      $ 8,384     $ -       $13,573


1992..............      12,826     10,326       10,042      700       13,810


1991..............      12,785     10,285       10,365      121       12,826






(a) Accounts charged off as uncollectible, less recoveries.

(b) Businesses acquired.


                    W.W. Grainger, Inc. and Subsidiaries						      EXHIBIT 11
                     COMPUTATIONS OF EARNINGS PER SHARE
                                     1993          1992          1991           1990           1989

Average number of common shares
 outstanding during the year....   51,410,228    52,747,423    53,597,448    54,681,010    54,339,448
Common equivalents(a)
 shares issuable under
 outstanding options and stock
 appreciation rights............    1,304,037     1,367,030     1,349,541     1,072,882       947,292
Shares which could have been
 purchased based on the average
 market value for the period....      809,773       870,576       953,873       852,814       770,956
                                   ----------     ---------     ---------    ----------     ---------
                                      494,264       496,454       395,668       220,068       176,336
Dilutive effect of exercised
 options and stock appreciation
 rights prior to being exercised        6,414        12,752         7,531         4,214         3,890
                                   ----------     ---------      --------     ----------    ---------
Shares for the portion of the
 period that options and stock
 appreciation rights were
 outstanding....................      500,678       509,206       403,199       224,282       180,226
                                   ----------     ---------      --------     ----------    ---------
Average number of common and
 common equivalent shares
 outstanding during the year....   51,910,906    53,256,629    54,000,647    54,905,292    54,519,674
                                   ==========    ==========    ==========    ==========    ==========

Net earnings before cumulative
 effect of accounting changes    $149,267,000   $137,242,000  $127,737,000  $126,775,000  $119,563,000
Cumulative effect of
 accounting changes.............     (820,000)         -              -           -              -
                                  ------------  ------------  ------------  ------------  ------------
Net earnings.................... $148,447,000   $137,242,000  $127,737,000  $126,775,000  $119,563,000
                                 ============   ============  ============  ============  ============
Earnings per share before
 accounting changes.............        $2.88        $2.58        $2.37        $2.31         $2.19

Cumulative effect of
 accounting changes per share...        (0.02)           -            -           -             -
                                 ------------- ------------    -----------  ------------ ------------
Earnings per share..............        $2.86        $2.58        $2.37        $2.31         $2.19
                                 ============= ============    ===========  ============ ============

(a)	Does not include options which are not dilutive. Effect under fully diluted
	computation is immaterial.



EXHIBIT 23
CONSENT OF INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS
We hereby consent to the incorporation of our report on page 14 of this Form 10-K by reference in the prospectuses constituting part of the Registration Statements on Form S-8 (Nos. 2-67983, 2-54995, and 33-43902) and on Form S-4 (No. 33-32091) of W.W. Grainger, Inc.
                                                         GRANT THORNTON
Chicago, Illinois
March 25, 1994

                                                           Exhibit 22 to the
                                                           Annual Report of
                                                           W.W. Grainger,Inc. on
                                                           Form 10-K for the
                                                           year ended
                                                           December 31, 1993


                                SUBSIDIARIES OF THE COMPANY

                                Allied Safety, Inc. (Virginia)
                                Bossert Industrial Supply, Inc. (Illinois)
                                Dayton Electric Manufacturing Co. (Illinois)
                                Grainger Caribe, Inc. (Illinois)
                                Grainger FSC, Inc. (U.S. Virgin Islands)
                                Lab Safety Supply, Inc. (Wisconsin)
                                WWG International, Inc. (Illinois)

                                   Summary Description
                           Corporate Management Incentive Program
                            Based on Improved Economic Earnings

INTRODUCTION

The Corporate Management Incentive Program (MIP) became effective January 1, 1993. For eligible participants, this program replaces former participation in both the Team Achievement Bonus (TAB) and the now discontinued Long-Term Incentive Program (LTIP).

PURPOSE

The Company has adopted Economic Earnings (EE) as a key financial measurement. EE incorporates the attributes of growth, asset management, and earnings to evaluate financial performance. Conceptually, long-term improvements in EE should correspond to long-term improvements in shareholder value.

The MIP is designed to encourage decision making that results in improvement in EE and to compensate executives appropriately for positive and negative performance resulting from business decisions. By linking EE to incentive compensation, the MIP should influence managers to make business decisions consistent with long-term shareholders' views.

ELIGIBILITY FOR PARTICIPATION

Eligibility to participate in this program is limited to those who are most responsible for profit decisions and/or major policy direction. For purposes of eligibility, 2 groups have been identified as follows:
     1.   Office of the Chairman.
     2.   Corporate officers and key managers.

Participants must be in an eligible position by July 1.

ADMINISTRATION OF PLAN

The administration of the MIP is the responsibility of the Compensation Committee of Management (CCOM), subject to the review and approval of the Compensation Committee of the Board.

OVERVIEW

The MIP consists of 2 components: quantitative and qualitative. The quantitative component is built around target bonuses. The target bonuses are stated as a percentage of base salary. The target bonuses for Corporate officers and key managers are divided into 2 parts: 75% of the target bonus is based on Company EE and 25% is based on Corporate EE. The target bonus for the Office of the Chairman is based solely on Company EE. The target bonuses are adjusted upward or downward based on the relationship between actual Company EE and target

Company EE, and between actual Corporate EE and target Corporate EE, for each year. These relationships are known as bonus multiples. The qualitative component allows for a discretionary bonus. Any discretionary bonus begins as a pool, and can be a positive or negative amount. Once the pool, if any, is determined, it is allocated pro rata across the group according to the quantitative component earned by each participant.

The total bonus earned for each year will be added to a MIP account for each participant. MIP accounts are not funded with actual cash amounts; they are a Company liability for unpaid earned bonuses. The beginning account balance, if any, will be adjusted annually by the percentage increase in the salary structure for eligible employees.

For 1993, the bonus paid will be equal to the target bonus times the 1993 bonus multiple, plus any discretionary bonus. For 1994, the bonus paid will be equal to the target bonus times an average of the 1994 and the 1993 bonus multiples, plus any discretionary bonus. For 1995 and later years, the bonus paid will be equal to the target bonus times an average of that year's and the prior
2 years' bonus multiples, plus any discretionary bonus. The only condition imposed on these calculations is that payment of the bonus may not result in a negative ending account balance.

For any given year, if a participant's performance rating falls below a minimum level, no bonus will be earned or paid for that year.

Bonus payments for a given year are generally made in the first quarter of the following year.

TERMINATIONS AND CHANGES IN EMPLOYMENT STATUS

The following shall apply to change of employment situations:

1. Death. The account balance immediately vests and, along with a pro rata award for the current year, is paid as a lump sum on the next regular incentive payment date.
2. Retirement or Long Term Disability. A pro rata award for the current year will be added to the participant account balance, and the employee will receive the account balance in a lump sum on the next regular incentive payment date. Retirement is defined the same as under the W.W. Grainger, Inc. Employees Profit-Sharing Plan.
3. Involuntary Termination. For "misconduct" means:
   The participant has engaged, or intends to engage, in competition with the Company, has induced any customer of the Company to breach any contract with the Company, has made any unauthorized disclosure of any of the secrets or confidential information of the Company, has committed an act of embezzlement, fraud, or theft with respect to the property of the Company, or has deliberately disregarded the rules of the Company in such a manner as to cause any loss, damage, or injury to, or otherwise endanger the property, reputation, or employees of the Company.

   In these instances, a participant's account balance will be forfeited and no award will be granted for the current or prior year.
4. Voluntary Resignation. If a participant leaves after July 1, but before the end of the calendar year, the employee will be deemed to have earned that year's bonus and will receive that year's payment on the next regular incentive payment date. The salary to be used in calculations will be the actual amount paid in the year rather than an annualized amount. Any remaining account balance will be forfeited.
5. Job Elimination or Downgrade. If a participant's job is eliminated or downgraded and the employee's new job is at a non-participating level, a pro rata payment for the current year will be made on the next regular incentive payment date. The employee also will receive any remaining account balance on that date. In the event the participant does not continue employment, the provisions of Voluntary Resignation apply.
6. Transfer to Other Business Units. A person who transfers to another
   W.W. Grainger, Inc. business unit and no longer participates in the MIP will receive a pro rata payment for the period of time the person was in a participating position on the next regular incentive payment date, and also will receive any remaining account balance on that date.
7. First Year Participation for Continuing Employees. Individuals who are hired, promoted, or transferred into a position eligible for participation in the MIP and who are participants for 6 months or more, but less than a year, will receive a pro rata payment.

Exceptions to the above provisions can only be approved by the CCOM. The Company reserves the right to modify, amend, or terminate the program.

                 Post-Service Benefits For Non-Management Directors
                    As Amended and Restated Effective 12/8/93

1. Consulting Service.
   Each non-management Director who leaves the Board of Directors in good standing, and who is eligible as defined below, will be entitled to a post-service benefit of an amount equal to eighty percent (80%) of the basic Board retainer fee in effect at the time of payment, for a number of years equal to the number of years of service on the Board, up to a maximum of 10 years. Eligibility is determined by any one of the following:
    (a)  Age 70.
    (b)  Five or more years of Board service.
    (c)  Permanent disability or death.

   As a condition for receiving these payments a subject Director shall be available to the Company on a consulting basis, and shall not compete in any way with the Company or engage in any practice detrimental to the Company. The determination of whether the Director is engaging in competitive or detrimental practices rests solely with the Company.

   Payments entitled to a Director who dies in office or during the payout period will be made to his or her spouse, but will cease on the spouse's death.

   Benefits under this program are not funded, and may not be assigned or alienated by the Director. Payments, which commence at the time of termination, will be made through the Corporate Secretary's office on a quarterly basis.

   This program may be amended or revoked at any time by the Board, except that a series of post-service payments, once started, can be canceled only on a determination of competitive or detrimental practices.

   This program was adopted 12/5/84 and became effective 1/1/85.

2. Matching Charitable Gifts Program
   During the term of payments under paragraph 1 above, the Director or his spouse may participate in the Company's Matching Charitable Gifts Program as in effect at the time.