Form 10-Q
period 1994-03-31
GRAINGER W W INC
filed 1994-05-10
CIK 277135

12 pages complete


                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                            FORM 10-Q QUARTERLY REPORT

                               ___________________


            X    Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                    For the quarterly period ended March 31, 1994

                                        or

                 Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                          For the transition period from
                        ________________ to _____________

                 ___________________________________________________

                          Commission file number  1-5684


                              W.W. Grainger, Inc.
   An Illinois Corporation   I.R.S. Employer Identification Number 36-1150280
                               5500 W. Howard St.
                             Skokie, IL  60077-2699
                           Telephone:  (708) 982-9000


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
   subject to such filing requirements for the past 90 days.  Yes   X   No

                        APPLICABLE ONLY TO CORPORATE ISSUERS:
   Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 50,726,364 shares of the Company's Common Stock were outstanding as of April 29, 1994.

   PART I - FINANCIAL INFORMATION

                         W.W. Grainger, Inc. and Subsidiaries
                         CONSOLIDATED STATEMENTS OF EARNINGS
                  (In thousands of dollars except for per share amounts)
                                      (Unaudited)

                                            Three Months Ended March 31,
                                               1994              1993
                                            __________        __________
   Net sales                                $  706,369        $  606,183

   Cost of merchandise sold                    450,743           377,811
                                             _________         _________
     Gross profit                              255,626           228,372

   Warehousing, marketing, and
   administrative expenses                     185,433           172,372
                                             _________        __________
     Operating earnings                         70,193            56,000

   Other income or (deductions)
     Interest income                                12               399
     Interest expense                             (339)             (346)
     Unclassified-net                             (288)              545
                                             _________        __________
                                                  (615)              598

     Earnings before income taxes               69,578            56,598

   Income taxes                                 28,040            22,413
                                             _________        __________

     Net earnings before cumulative effect
     of accounting changes                      41,538            34,185

   Cumulative effect of accounting changes           -              (820)
                                            __________        __________
     Net earnings                           $   41,538        $   33,365
                                            ==========        ==========
   Net earnings per common and common
   equivalent share before accounting changes    $0.81             $0.65

   Cumulative effect of accounting changes           -             (0.02)
                                            __________         _________
   Net earnings per common and common
   equivalent share                              $0.81             $0.63
                                            ==========         =========
   Average number of common and
   common equivalent shares outstanding     51,230,731        52,765,172
                                            ==========        ==========
   Cash dividends paid per share                 $0.18            $0.165
                                            ==========        ==========

   The accompanying notes are an integral part of these financial statements.

                     W.W. Grainger, Inc. and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                         (In thousands of dollars)
                                 (Unaudited)
   ASSETS                                       March 31, 1994  Dec. 31, 1993
   ______                                       ______________  _____________
   CURRENT ASSETS
    Cash and cash equivalents                         $14,162        $2,572
    Accounts receivable, less allowance for
     doubtful accounts of $14,472 in 1994 and
     $13,573 in 1993                                  323,615       299,856
    Inventories                                       481,552       466,214
    Prepaid expenses                                   12,708        10,832
    Deferred income tax benefits                       44,823        44,408
                                                      _______       _______
       Total current assets                           876,860       823,882
   PROPERTY, BUILDINGS, AND EQUIPMENT                 734,936       716,755
    Less accumulated depreciation and amortization    318,793       307,372
                                                      _______       _______
    Property, buildings, and equipment-net            416,143       409,383

   OTHER ASSETS                                       138,954       143,399
                                                   __________    __________
   TOTAL ASSETS                                    $1,431,957    $1,376,664
                                                   ==========    ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY
    ___________________________________
   CURRENT LIABILITIES
    Short-term debt                                $   37,856    $   34,298
    Current maturities of long-term debt               21,658        21,662
    Trade accounts payable                            201,110       178,114
    Accrued liabilities                               104,700       128,510
    Income taxes                                       39,310        18,773
                                                      _______       _______
       Total current liabilities                      404,634       381,357

   LONG-TERM DEBT (less current maturities)             6,018         6,214
   DEFERRED INCOME TAXES                               21,017        23,017
   ACCRUED EMPLOYMENT RELATED BENEFITS COSTS           25,456        24,171
   SHAREHOLDERS' EQUITY
    Cumulative Preferred Stock - $5.00
     par value - authorized 6,000,000 shares,
     issued and outstanding, none                           -             -
    Common Stock - $0.50 par value - authorized
     150,000,000 shares, issued and outstanding,
     50,723,865 shares in 1994 and 50,684,983 shares
     in 1993                                           25,362        25,342
    Additional contributed capital                     79,799        79,364
    Unearned restricted stock compensation               (132)         (192)
    Retained earnings                                 869,803       837,391
                                                      _______       _______
       Total shareholders' equity                     974,832       941,905
                                                   __________    __________
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $1,431,957    $1,376,664
                                                   ==========    ==========
   The accompanying notes are an integral part of these financial statements.

                      W.W. Grainger, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands of dollars)
                                (Unaudited)

                                                 Three Months Ended March 31,
                                                     1994             1993
                                                 _________         __________
   Cash flows from operations:
    Net earnings                                  $41,538           $33,365
    Provision for losses on accounts receivable     2,692             2,688
    Depreciation and amortization:
      Property, buildings and equipment            12,696            10,364
      Intangibles and goodwill                      4,472             5,585
    Change in operating assets and liabilities:
      (Increase) in accounts receivable           (26,451)          (11,116)
      (Increase) decrease in inventories          (15,338)           12,611
      (Increase) in prepaid expenses               (1,876)             (133)
      Increase in trade accounts payable           22,996             8,488
      (Decrease) in other current liabilities     (23,810)          (34,074)
      Increase in current income taxes payable     20,537            13,700
      Increase in accrued employment related
        benefits costs                              1,285             6,509
      (Decrease) in deferred income taxes          (2,415)           (6,548)
    Other-net                                        (111)              205
                                                  _______           _______
   Net cash provided by operating activities       36,215            41,644

   Cash flows from investing activities:
    Additions to property, buildings, and
     equipment - net of dispositions              (19,104)          (14,587)
    Other - net                                      (208)             (261)
                                                  _______           _______

   Net cash (used in) investing activities        (19,312)          (14,848)
                                                  _______           _______
   Cash flows from financing activities:
    Net proceeds from short-term debt               3,558                 -
    Proceeds from long-term debt                        -               700
    Long-term debt payments                          (200)             (501)
    Stock incentive plan                              455               941
    Purchase of Company Common stock                    -           (27,699)
    Cash dividends paid                            (9,126)           (8,631)
                                                  _______           _______
   Net cash (used in) financing activities         (5,313)          (35,190)
   Net increase (decrease) in cash and
    cash equivalents                               11,590            (8,394)
   Cash and cash equivalents at beginning of year   2,572            44,809
                                                  _______           _______
   Cash and cash equivalents at end of period     $14,162           $36,415
                                                  =======           =======



   The accompanying notes are an integral part of these financial statements.

              W.W. Grainger, Inc. and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)



   1.  BASIS OF STATEMENT PRESENTATION

   The financial statements and the related notes are condensed and should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1993, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions are eliminated from the consolidated financial statements.

   Inventories are valued at the lower of cost or market. Cost is determined primarily by the last-in, first-out (LIFO) method.

   The unaudited financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the statements contained herein.

   Checks outstanding of $23,457,000 and $16,521,000 were included in trade accounts payable at March 31, 1994 and December 31, 1993, respectively.



   2.  DIVIDEND

   On April 27, 1994, the Board of Directors declared a quarterly dividend of 20 cents per share, payable June 1, 1994 to shareholders of record on May 9, 1994.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND THE RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS



   THREE MONTHS ENDED MARCH 31, 1994 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1993:

   Net Sales

   Net sales of $706,369,000 in the 1994 first quarter increased 16.5% from net sales of $606,183,000 in the same 1993 period. There were 64 sales days in the 1994 first quarter compared with 63 days in the 1993 first quarter. The year 1994 will have one more sales day than did the year 1993 (255 versus 254).

   The sales increase for the 1994 first quarter compared with the 1993 first quarter was completely volume related; the Company actually experienced selling price deflation of about 0.4%. The volume increase primarily represented the effects of Company market initiatives and the accelerated growth in the national economy. The Company's market initiatives included new product additions, pricing actions, the continuing effect of expanding branch facilities, and the growth of the National Accounts program. Daily sales to Grainger Division National Accounts increased approximately 27% over the 1993 first quarter.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND THE RESULTS OF OPERATIONS

                       RESULTS OF OPERATIONS


   Net Earnings

   Operating earnings of $70,193,000 increased 25.3% when compared to the 1993 period amount of $56,000,000.

   Net earnings before the cumulative effect of accounting changes of $41,538,000 increased 21.5% when compared to the 1993 period amount of $34,185,000. The earnings increase was greater than the sales increase due to operating expenses increasing at a slower rate than sales, partially offset by lower gross profit margins. The Company gross profit margin decreased primarily due to a change in selling price category mix and the level of cost increases exceeding the level of selling price increases (see net sales discussion). Seasonal sales, which historically have a lower than average gross profit margin, had a minor impact. The change in the selling price category mix resulted from a shift in the mix of sales toward lower gross profit margin categories. This change resulted from a strategic repricing applicable to the contractor customer segment, as well as from the growth in sales to Grainger Division National Accounts. The level of cost increases, exceeding the level of selling price increases was related to: strategic restructuring of pricing within certain product lines including portable heating and air conditioning, controls, air treatment, other HVAC products, and lighting; and holding certain pricing firm in other categories. These actions were based on market research focused at increasing market share in selected areas. The increase in operating expenses was less than the sales increase. This pattern occurred across most expense categories primarily due to the strong sales growth experienced in the quarter. Of note are the following factors: the continued leveraging of payroll and related benefits costs which increased at a slower rate than sales; lower amortization of goodwill and other acquisition costs associated with acquired and start-up businesses; and lower advertising expenses.

   Effective January 1, 1993, the Company adopted three Statements of Financial Accounting Standards resulting in a charge to 1993 first quarter net earnings of $820,000. The Company's effective income tax rate for the first quarter of 1994 was 40.3% versus 39.6% in the comparable 1993 period. This increase was primarily related to the effect of the Omnibus Budget Reconciliation Act of 1993 which was enacted during the third quarter of 1993. The Company's effective income tax rate for the 1993 year was 40.3%.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND THE RESULTS OF OPERATIONS

                       LIQUIDITY AND CAPITAL RESOURCES



   For the three months ended March 31, 1994, working capital increased $29,701,000. The ratio of current assets to current liabilities was 2.2 at March 31, 1994 and December 31, 1993. The Consolidated Statements of Cash Flows, included in this report, detail the sources and uses of cash and cash equivalents.

   The Company continues to maintain a low debt ratio and a strong liquidity position, which provide flexibility in funding working capital needs, capital expenditures, and business acquisitions. Total debt as a percent of shareholders' equity was 6.7% at March 31, 1994 and 6.6% at December 31, 1993. For the first three months of 1994, $15,587,000 was expended for land, buildings, and facilities improvements, and $4,658,000 for data processing, office, and other equipment; a total of $20,245,000.

                 W.W. Grainger, Inc. and Subsidiaries
                      PART II - OTHER INFORMATION



   Items 1, 2, 3, and 5 not applicable


   Item 4 Submission of Matters to a Vote of Security Holders.

   An annual meeting of shareholders of the Company was held on April 27, 1994. At that meeting:

   (a) Management's nominees listed in the proxy statement pertaining to the meeting were elected directors for the ensuing year. Of the 45,249,806 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which authority to vote in the election was withheld, were as follows with respect to each of the nominees:

                                                          Shares as to Which
                                 Shares Voted              Voting Authority
   Name                          for Election                  Withheld
   _____________________         ____________             __________________

   G. R. Baker                    44,331,411                    918,395
   R. E. Elberson                 44,614,584                    635,222
   J. D. Fluno                    44,624,798                    625,008
   W. H. Gantz                    44,637,526                    612,280
   D. W. Grainger                 44,653,225                    596,581
   R. L. Keyser                   44,624,795                    625,011
   J. W. McCarter, Jr.            44,639,774                    610,032
   J. D. Slavik                   44,650,610                    599,196
   H. B. Smith                    44,651,174                    598,632
   F. L. Turner                   44,653,109                    596,697

   (b) A proposal to ratify the appointment of Grant Thornton as independent auditors of the Company for the year ended December 31, 1994 was approved. Of the 45,249,806 shares present in person or represented by proxy at the meeting, 44,658,757 shares were voted for the proposal, 147,991 shares were voted against the proposal, and 443,058 shares abstained from voting with respect to the proposal.

   (c) A proposal to amend the Articles of Incorporation concerning directors' liability was approved. Of the 45,249,806 shares present in person or represented by proxy at the meeting, 42,716,687 shares (being 84.23% of the outstanding shares) were voted for the proposal, 2,295,155 shares were voted against the proposal, and 237,964 shares abstained from voting with respect to the proposal. The amendment became effective on April 27, 1994.

                W.W. Grainger, Inc. and Subsidiaries
                     PART II - OTHER INFORMATION



   (d) A shareholder proposal requesting a report on affirmative action policies and programs was not approved. Of the 45,249,806 shares present in person or represented by proxy at the meeting, 4,534,110 shares were voted for the proposal, 36,976,393 shares were voted against the proposal, 1,426,859 shares abstained from voting with respect to the proposal, and 2,312,444 shares were broker nonvotes with respect to the proposal.


                                                                EXHIBIT INDEX

   Item 6 Exhibits and Reports on Form 8-K (numbered in accordance with Item 601 of regulation S-K).

          (a) Exhibits

              (11) Computation of Earnings per Common and
                   Common Equivalent Share.                         12

          (b) Reports on Form 8-K - None

                                         SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      W.W. Grainger, Inc.
                                   _________________________________
                                       (Registrant)




   Date: May 10, 1994        By:     /s/  J. D. Fluno
                                  __________________________________
                                   J. D. Fluno, Vice Chairman




   Date: May 10, 1994        By:    /s/  P. J. Wallace
                                 __________________________________
                                 P. J. Wallace, Vice President and Controller
                                     (Principal Accounting Officer)

                                                                   EXHIBIT 11


                  W.W. Grainger, Inc. and Subsidiaries
          COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE



                                                 Three Months Ended March 31,
                                                     1994            1993
                                                 __________       __________
   Average number of shares outstanding
    during the period                            50,707,011       52,234,861
   Common equivalent shares:
    Shares issuable under outstanding
     options which are dilutive                   1,353,024        1,332,064
    Shares which could have been purchased
     based upon the average market value for
     the period                                     843,209          807,766
                                                 __________        _________
                                                    509,815          524,298

   Dilutive effect of exercised options
    prior to being exercised                         13,905            6,013

                                                    523,720          530,311

   Weighted average number of common
    and common equivalent shares outstanding     51,230,731       52,765,172
                                                 ==========       ==========
   Net earnings before cumulative effect of
    accounting changes                          $41,538,000      $34,185,000

   Cumulative effect of accounting changes                -         (820,000)
                                                ___________      ___________
   Net earnings                                 $41,538,000      $33,365,000
                                                ===========      ===========

   Net earnings per common and common equivalent
    share before accounting changes                   $0.81            $0.65

   Cumulative effect of accounting changes per
    common and common equivalent share                    -            (0.02)
                                                ___________       __________

   Net earnings per common and common equivalent
    share                                             $0.81            $0.63
                                                 ==========        =========


   NOTE: Earnings per common share assuming full dilution is the same as set forth above.