Form 10-Q
period 1994-06-30
GRAINGER W W INC
filed 1994-08-12
CIK 277135

13 Pages Complete



                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q

                      -------------------------------------


                X  Quarterly Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934
                           For the period ended June 30, 1994

                                        or

                   Transition Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934
                           For the transition period from
                          _______________ to ______________

                         -----------------------------------

                          Commission file number  1-5684

                  I.R.S. Employer Identification Number 36-1150280

                               W.W. Grainger, Inc.
                            (an Illinois Corporation)
                                5500 W. Howard St.
                              Skokie, IL.  60077-2699
                             Telephone:  (708) 982-9000

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                  ---   ---

   Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 50,744,001 shares of the Company's Common Stock were outstanding as of July 29, 1994.

   Part I - FINANCIAL INFORMATION
                        W.W. Grainger, Inc. and Subsidiaries
                         CONSOLIDATED STATEMENTS OF EARNINGS
                 In thousands of dollars except for per share amounts)
                                   (Unaudited)

                              Three Months Ended 6/30, Six Months Ended 6/30,
                                 1994        1993        1994        1993
                              ----------  ----------   ---------- ----------
   Net sales                  $  768,554  $  660,407   $1,474,923 $1,266,590

   Cost of merchandise sold      499,762     418,735      950,505    796,546
                              ----------  ----------   ---------- ----------
   Gross profit                  268,792     241,672      524,418    470,044

   Warehousing, marketing, and
   administrative expenses       197,590     182,341      383,023    354,713
                              ----------  ----------   ---------- ----------
   Operating earnings             71,202      59,331      141,395    115,331

   Other income or (deductions)
   Interest income                     2          79           14        478
   Interest expense                 (671)       (348)      (1,010)      (694)
   Unclassified-net                  361        (378)          73        167
                              ----------  ----------   ---------- ----------
                                    (308)       (647)        (923)       (49)
                              ----------  ----------   ---------- ----------
   Earnings before income
   taxes                          70,894      58,684      140,472    115,282

   Income taxes                   28,570      23,239       56,610     45,652
                              ----------  ----------   ---------- ----------
   Net earnings before
   cumulative effect of
   accounting changes             42,324      35,445       83,862     69,630

   Cumulative effect of accounting
   changes                             -           -            -       (820)
                              ----------  ----------   ---------- ----------
   Net earnings               $   42,324  $   35,445   $   83,862 $   68,810
                              ==========  ==========   ========== ==========
   Net earnings per common and
   common equivalent share before
   accounting changes         $     0.83  $     0.68   $     1.64 $     1.33

   Cumulative effect of accounting
   changes                             -           -            -      (0.02)
                              ----------  ----------   ---------- ----------
   Net earnings per common and
   common equivalent share    $     0.83  $     0.68   $     1.64 $     1.31
                              ==========  ==========   ========== ==========
   Average number of common and
   common equivalent shares
   outstanding                51,260,049  52,241,820   51,245,390 52,503,496
                              ==========  ==========   ========== ==========
   Cash dividends paid per
   share                      $     0.20  $     0.18   $     0.38 $    0.345
                              ==========  ==========   ========== ==========
   The accompanying notes are an integral part of these financial statements.

                            W.W. Grainger, Inc. and Subsidiaries
                                CONSOLIDATED BALANCE SHEETS
                                 (In thousands of dollars)
                                         (Unaudited)


   ASSETS                                           06/30/94      12/31/93
                                                    ---------     --------
   CURRENT ASSETS
   Cash and cash equivalents                        $   12,457    $    2,572
   Accounts receivable, less allowance for doubtful
   accounts of $15,120 in 1994 and $13,573 in 1993     372,772       299,856
   Inventories                                         498,088       466,214
   Prepaid expenses                                      9,653        10,832
   Deferred income tax benefits                         45,229        44,408
                                                    ----------    ----------
   Total current assets                                938,199       823,882
   PROPERTY, BUILDINGS, AND EQUIPMENT                  757,536       716,755
   Less accumulated depreciation and amortization      330,914       307,372
                                                    ----------    ----------
   Property, buildings, and equipment-net              426,622       409,383
   OTHER ASSETS                                        134,481       143,399
                                                    ----------    ----------
   TOTAL ASSETS                                     $1,499,302    $1,376,664
                                                    ==========    ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
   Short-term debt                                  $   69,687    $   34,298
   Current maturities of long-term debt                 21,574        21,662
   Trade accounts payable                              217,473       178,114
   Accrued liabilities                                 119,235       128,510
   Income taxes                                         12,155        18,773
                                                    ----------    ----------
   Total current liabilities                           440,124       381,357
   LONG-TERM DEBT (less current maturities)              5,987         6,214
   DEFERRED INCOME TAXES                                19,107        23,017
   ACCRUED EMPLOYMENT RELATED BENEFITS COSTS            26,621        24,171
   SHAREHOLDERS' EQUITY
   Cumulative Preferred Stock - $5.00
   par value - authorized 6,000,000 shares,
   issued and outstanding, none                              -             -
   Common Stock - $0.50 par value - authorized
   150,000,000 shares, issued and outstanding,
   50,741,790 shares in 1994 and 50,684,983 shares
   in 1993                                              25,371        25,342
   Additional contributed capital                       80,222        79,364
   Unearned restricted stock compensation                 (111)         (192)
   Retained earnings                                   901,981       837,391
                                                    ----------    ----------
   Total shareholders' equity                        1,007,463       941,905
                                                    ----------    ----------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $1,499,302    $1,376,664
                                                    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                       W.W. Grainger, Inc. and Subsidiaries
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands of dollars)
                                       (Unaudited)


                                                   Six Months Ended June 30,
                                                      1994       1993
   Cash flows from operations:                     ---------  ---------
   Net earnings                                    $ 83,862   $ 68,810
   Provision for losses on accounts receivable        5,530      4,428
   Depreciation and amortization:
   Property, buildings, and equipment                26,103     20,695
   Intangibles and goodwill                           8,906     10,080
   Change in operating assets and liabilities:
   (Increase) in accounts receivable                (78,446)   (48,946)
   (Increase) in inventories                        (31,874)      (980)
   Decrease in prepaid expenses                       1,179      4,053
   Increase in trade accounts payable                39,359     35,607
   (Decrease) in other current liabilities           (9,275)   (23,224)
   (Decrease) in current income taxes payable        (6,618)    (6,307)
   Increase in accrued employment related
   benefits costs                                     2,450      7,074
   (Decrease) in deferred income taxes               (4,731)    (9,404)
   Other-net                                              8        457
                                                   --------   --------
   Net cash provided by operating activities         36,453     62,343
                                                   --------   --------
   Cash flows from investing activities:
   Additions to property, buildings, and
   equipment - net of dispositions                  (42,980)   (38,654)
   Other - net                                         (277)       408
                                                   --------   --------
   Net cash (used in) investing activities          (43,257)   (38,246)
                                                   --------   --------
   Cash flows from financing activities:
   Net proceeds from short-term debt                 35,389     17,793
   Proceeds from long-term debt                           -        700
   Long-term debt payments                             (315)    (1,382)
   Stock incentive plan                                 887      1,106
   Purchase of Company Common stock                       -    (66,513)
   Cash dividends paid                              (19,272)   (17,949)
                                                   --------   --------
   Net cash provided by (used in) financing
   activities                                        16,689    (66,245)
                                                   --------   --------
   Net increase (decrease) in cash and cash
   equivalents                                        9,885    (42,148)

   Cash and cash equivalents at beginning of year     2,572     44,809
                                                   --------   --------
   Cash and cash equivalents at end of period      $ 12,457   $  2,661
                                                   ========   ========

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

          Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method.

          The unaudited financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the statements contained herein.

          Checks outstanding of $23,404,000 and $16,521,000 were included in trade accounts payable at June 30, 1994 and December 31, 1993, respectively.

   2.     DIVIDEND

          On August 3, 1994, the Board of Directors declared a quarterly dividend of 20 cents per share, payable September 1, 1994 to shareholders of record on August 15, 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS



   THREE MONTHS ENDED JUNE 30, 1994 COMPARED WITH THE THREE MONTHS ENDED JUNE 30,1993:

   Net Sales

   Net sales of $768,554,000 in the 1994 second quarter increased 16.4% from net sales of $660,407,000 in the same 1993 period. There were 64 sales days in both the 1994 and 1993 second quarter. The year 1994 will have one more sales day than did the year 1993 (255 versus 254).

   The sales increase of 16.4% for the 1994 second quarter compared with the 1993 second quarter was all volume related; the Company actually experienced selling price deflation of about 0.6%. The volume increase primarily represented the effects of Company market initiatives, the accelerated growth in the national economy, and strong sales of seasonal products. The Company's market initiatives included new product additions, pricing actions (see Net Earnings discussion), the continuing effect of expanding branch and adding Zone Distribution facilities, and the continuing growth of the National Accounts program. The increase in seasonal sales was related to hotter weather experienced by many regions of the country during the 1994 quarter versus the 1993 quarter. Daily sales to Grainger Division National Accounts increased 26% over the 1993 second quarter.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND THE RESULTS OF OPERATIONS

                               RESULTS OF OPERATIONS


   Net Earnings


   Net earnings of $42,324,000 increased 19.4% when compared to $35,445,000, for the 1993 period. The earnings increase was greater than the sales increase due to operating expenses increasing at a slower rate than sales, partially offset by lower gross profit margins and a higher effective income tax rate.

   The Company gross profit margin decreased primarily due to a change in selling price category mix and the level of cost increases exceeding the level of selling price increases. Seasonal sales, which historically have a lower than average gross profit margin, had a minor impact. The change in the selling price category mix resulted from a shift in the mix of sales toward lower gross profit margin categories. This change resulted from a strategic repricing applicable to the contractor customer segment, as well as from the growth in sales to Grainger Division National Accounts. The level of cost increases, exceeding the level of selling price increases was related to: strategic restructuring of pricing within certain product lines including portable heating and air conditioning, controls, air treatment, other HVAC products, and lighting; and holding certain pricing firm in other categories. These actions were based on market research focused at increasing market share in selected areas. In addition, the Company incurred about $850,000 in non-recurring inventory costs in connection with integrating its sanitary supply businesses during the second quarter of 1994.

   The increase in operating expenses was less than the sales increase. This pattern occurred across most expense categories primarily due to the strong sales growth experienced in the quarter. Of note are the following factors: the continued leveraging of payroll and related benefits costs which increased at a slower rate than sales; lower amortization of goodwill and other acquisition costs associated with acquired and start-up businesses and lower advertising expenses. Non-recurring expenses of about $300,000 have been incurred in connection with the continuing integration of the Company's sanitary supply businesses. As of June 30, 1994, the Company has not incurred any significant expenses associated with the integration of either Allied Safety or Bossert Industrial Supply into the core business. Future expenses relating to these three integrations, including any reevaluation of goodwill, will be charged to operations as they become determinable.

   The Company's effective income tax rate for the second quarter of 1994 was 40.3% versus 39.6% in the comparable 1993 period. This increase was primarily related to the effect of the Omnibus Budget Reconciliation Act of 1993 which was enacted during the third quarter of 1993. The Company's effective income tax rate for the 1993 year was 40.3%.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND THE RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS



   SIX MONTHS ENDED JUNE 30, 1994 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1993:

   Net Sales

   Net sales of $1,474,923,000 in the first six months of 1994 increased 16.4% from net sales of $1,266,590,000 in the same 1993 period. There were 128 sales days in the first six months of 1994 compared with 127 days in the comparable 1993 period. The year 1994 will have one more sales day than did the year 1993 (255 versus 254).

   The sales increase for the first six months of 1994 compared with the same 1993 period was completely volume related; the Company actually experienced selling price deflation of about 0.5%. The volume increase primarily represented the effects of Company market initiatives, the accelerated growth in the national economy, and strong sales of seasonal products. The Company's market initiatives included new product additions, pricing actions (see Net Earnings discussion), the continuing effect of expanding branch and adding Zone Distribution facilities, and the continuing growth of the National Accounts program.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND THE RESULTS OF OPERATIONS

                               RESULTS OF OPERATIONS


   Net Earnings


   Net earnings before the cumulative effect of accounting changes of $83,862,000 increased 20.4% when compared to $69,630,000 for the 1993 period. The earnings increase was greater than the sales increase due to operating expenses increasing at a slower rate than sales, partially offset by lower gross profit margins, and a higher effective income tax rate. The Company gross profit margin decrease was primarily the result of the factors discussed for the second quarter (see second quarter Net Earnings discussion). The increase in operating expenses was less than the sales increase and was the result of the same factors discussed for the second quarter (see second quarter Net Earnings discussion).

   Effective January 1, 1993, the Company adopted three Statements of Financial Accounting Standards resulting in a charge to 1993 first quarter net earnings of $820,000. The Company's effective income tax rate for the first six months of 1994 was 40.3% versus 39.6% in the comparable 1993 period. This increase was primarily related to the effect of the Omnibus Budget Reconciliation Act of 1993 which was enacted during the third quarter of 1993. The Company's effective income tax rate for the 1993 year was 40.3%.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND THE RESULTS OF OPERATIONS

                          LIQUIDITY AND CAPITAL RESOURCES



   For the six months ended June 30, 1994, working capital increased $55,550,000. The ratio of current assets to current liabilities was 2.1 at June 30, 1994 and 2.2 at December 31, 1993. The Consolidated Statements of Cash Flows, included in this report, detail the sources and uses of cash and cash equivalents.


   The Company continues to maintain a low debt ratio and a strong liquidity position, which provide flexibility in funding working capital needs, capital expenditures, and business acquisitions. Total debt as a percent of shareholders' equity was 9.7% at June 30, 1994 and 6.6% at December 31, 1993. For the first six months of 1994, $37,520,000 was expended for land, buildings, and facilities improvements, and $7,420,000 for data processing, office, and other equipment; a total of $44,940,000.

                    W.W. Grainger, Inc. and Subsidiaries
                            PART II - OTHER INFORMATION



   Items 1, 2, 3, 4, and 5 not applicable


                                                                EXHIBIT INDEX
   Item 6 Exhibits and Reports on Form 8-K (numbered in accordance with Item 601 of regulation S-K).

               (a)   Exhibits

                     (11)  Computation of Earnings per Common and
                           Common Equivalent Share.                     13


               (b)   Reports on Form 8-K - None

                                     SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           W.W. Grainger, Inc.
                                       -------------------------------------
                                                 (Registrant)




   Date: August 12, 1994         By:      /s/  J. D. Fluno
   ---------------------               -------------------------------------

                                        J. D. Fluno, Vice Chairman





   Date: August 12, 1994         By:    /s/  P. J. Wallace
   ---------------------               -------------------------------------
                                        P. J. Wallace, Vice President and
                                        Controller
                                       (Principal Accounting Officer)

   EXHIBIT 11


                           W.W. Grainger, Inc. and Subsidiaries
            COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE


                                                      1994         1993
                                                   ----------   ----------
   Six Months ended June 30:

   Average number of shares outstanding
   during the period                               50,719,059   51,957,162
   Common equivalent shares:
   Shares issuable under outstanding
   options which are dilutive                       1,440,889    1,380,549
   Shares which could have been purchased
   based upon the average market value for
   the period                                         924,140      845,450
                                                   ----------   ----------
                                                      516,749      525,099

   Dilutive effect of exercised options
   prior to being exercised                             9,582       11,236
                                                   ----------   ----------
                                                      526,331      546,335
                                                   ----------   ----------
   Weighted average number of common
   and common equivalent shares outstanding        51,245,390   52,503,496
                                                   ==========   ==========
   Net earnings before cumulative effect of
   accounting changes                              $83,862,000  $69,630,000

   Cumulative effect of accounting changes                   -     (820,000)
                                                   -----------  -----------
   Net earnings                                    $83,862,000  $68,810,000
                                                   ===========  ===========
   Net earnings per common and common equivalent
   share before accounting changes                       $1.64        $1.33

   Cumulative effect of accounting changes per
   common and common equivalent share                        -        (0.02)
                                                   -----------  -----------
   Net earnings per common and common equivalent
   share                                                 $1.64        $1.31
                                                   ===========  ===========
   Three months ended June 30:

   Six months ended June 30, from above                  $1.64        $1.31

   Three months ended March 31, as previously
   reported                                               0.81         0.63
                                                   -----------  -----------
   Net earnings per common and common equivalent
   share for the three months ended June 30              $0.83        $0.68
                                                   ===========  ===========
   NOTE: The effect under a fully diluted computation is immaterial for both periods.