Form 10-Q
period 1994-09-30
GRAINGER W W INC
filed 1994-11-14
CIK 277135

15 Pages Complete



                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q




              X  Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                     For the period ended September 30, 1994

                                        or


                 Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                          For the transition period from
                                        to



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


  Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 50,747,971 shares of the Company's Common Stock were outstanding as of October 31, 1994.
                                    1

   Part I - FINANCIAL INFORMATION

                       W.W. Grainger, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS
              (In thousands of dollars except for per share amounts)
                                   (Unaudited)

                          Three Months Ended 9/30,  Nine Months Ended 9/30,
                              1994        1993        1994          1993
                          ----------     --------   ----------    ----------
Net sales                  $779,300      $698,835   $2,254,223    $1,965,425

Cost of merchandise sold    505,764       447,382    1,456,269     1,243,928
                          ----------     --------   ----------    ----------
Gross profit                273,536       251,453      797,954       721,497

Warehousing, marketing, and
administrative expenses     200,261       184,167      583,284       538,880
                          ----------     --------   ----------    ----------
Operating earnings           73,275        67,286      214,670       182,617

Other income or (deductions)
Interest income                 -               1           14           479
Interest expense               (503)         (478)      (1,513)       (1,172)
Unclassified-net               (671)            1         (598)          168
                          ----------     --------   ----------    ----------
                             (1,174)         (476)      (2,097)         (525)

Earnings before income taxes 72,101        66,810      212,573       182,092

Income taxes                 29,056        28,096       85,666        73,748
                          ----------    ---------   ----------    ----------
Net earnings before
cumulative effect of
accounting changes          $43,045       $38,714     $126,907      $108,344

Cumulative effect of accounting
changes                          -             -            -           (820)
                          ----------     ---------   ----------     ---------
Net earnings                $43,045       $38,714     $126,907      $107,524
                          ==========     =========   ==========     =========
Earnings per common and
common equivalent share before
accounting changes            $0.84         $0.75        $2.48         $2.08

Cumulative effect of
accounting changes               -             -            -          (0.02)
                          ----------     ---------   ----------     ---------
Net earnings per common
and common equivalent
share                        $0.84         $0.75        $2.48         $2.06
                          ==========     =========   ==========     =========
Average number of common
and common equivalent
shares outstanding        51,269,001    51,504,939   51,253,260    52,170,644
                          ==========    ==========   ==========    ==========
Cash dividends paid per
share                        $0.20         $0.18        $0.58        $0.525
                          ==========    ==========   ==========    ==========
  The accompanying notes are an integral part of these financial statements.

                       W.W. Grainger, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)

ASSETS                                         Sept 30, 1994    Dec 31, 1993
                                               --------------   ------------
CURRENT ASSETS
Cash and cash equivalents                         $   12,078       $   2,572
Accounts receivable, less allowance for doubtful
accounts of $15,646 in 1994 and $13,573 in 1993      357,479         299,856
Inventories                                          527,123         466,214
Prepaid expenses                                      16,472          10,832
Deferred income tax benefits                          45,400          44,408
                                               -------------    ------------
Total current assets                                 958,552         823,882

PROPERTY, BUILDINGS, AND EQUIPMENT                   783,608         716,755
Less accumulated depreciation and amortization       341,731         307,372
                                               -------------    ------------
Property, buildings, and equipment-net               441,877         409,383

OTHER ASSETS                                         130,225         143,399
                                               -------------    ------------
TOTAL ASSETS                                      $1,530,654      $1,376,664
                                               =============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt                                   $   39,894       $  34,298
Current maturities of long-term debt                  21,564          21,662
Trade accounts payable                               235,097         178,114
Accrued liabilities                                  130,748         128,510
Income taxes                                          12,061          18,773
                                               -------------    ------------
Total current liabilities                            439,364         381,357
LONG-TERM DEBT (less current maturities)               5,956           6,214
DEFERRED INCOME TAXES                                 17,504          23,017
ACCRUED EMPLOYMENT RELATED BENEFITS COSTS             27,249          24,171
SHAREHOLDERS' EQUITY
Cumulative Preferred Stock - $5.00
par value - authorized 6,000,000 shares,
issued and outstanding, none                              -               -
Common Stock - $0.50 par value - authorized
150,000,000 shares, issued and outstanding,
50,747,971 shares in 1994 and 50,684,983 shares
in 1993                                               25,374          25,342
Additional contributed capital                        80,402          79,364
Unearned restricted stock compensation                   (73)           (192)
Retained earnings                                    934,878         837,391
                                                ------------      ----------
Total shareholders' equity                         1,040,581         941,905
                                                ------------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $1,530,654      $1,376,664
                                                ============      ==========


  The accompanying notes are an integral part of these financial statements.

                       W.W. Grainger, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)


                                                   Nine Months Ended Sept 30,
                                                         1994         1993
                                                   -----------      --------
Cash flows from operations:
Net earnings                                          $126,907      $107,524
Provision for losses on accounts receivable              7,410         6,915
Depreciation and amortization:
Property, buildings, and equipment                      39,613        31,766
Intangibles and goodwill                                12,988        14,821
Change in operating assets and liabilities:
(Increase) in accounts receivable                      (65,033)      (57,517)
(Increase) in inventories                              (60,909)      (16,607)
(Increase) decrease in prepaid expenses                 (5,640)        1,286
Increase in trade accounts payable                      56,983        29,679
Increase (decrease) in other current liabilities         2,237        (5,717)
(Decrease) increase in current income taxes payable     (6,711)          120
Increase in accrued employment related
benefits costs                                           3,078         7,683
(Decrease) in deferred income taxes                     (6,504)      (16,382)
Other-net                                                  (51)          423
                                                     ---------      --------
Net cash provided by operating activities              104,368       103,994
                                                     ---------      --------
Cash flows from investing activities:
Additions to property, buildings, and
equipment - net of dispositions                        (71,830)      (69,606)
Other - net                                                 78           578
                                                     ---------      --------
Net cash (used in) investing activities                (71,752)      (69,028)

Cash flows from financing activities:
Net proceeds from short-term debt                        5,596        56,306
Proceeds from long-term debt                                 -         1,400
Long-term debt payments                                   (356)       (1,373)
Stock incentive plan                                     1,070         1,175
Purchase of Company Common Stock                             -      (104,656)
Cash dividends paid                                    (29,420)      (27,146)
                                                     ---------      --------
Net cash (used in) financing activities                (23,110)      (74,294)
                                                     ---------      --------
Net increase (decrease) in cash and cash equivalents     9,506       (39,328)

Cash and cash equivalents at beginning of year           2,572        44,809
                                                     ---------      --------
Cash and cash equivalents at end of period           $  12,078      $  5,481
                                                     =========      ========

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

       Checks outstanding of $32,511,000 and $16,521,000 were included in trade accounts payable at September 30, 1994 and December 31, 1993, respectively.

   2.  DIVIDEND

       On October 26, 1994, the Board of Directors declared a quarterly dividend of 20 cents per share, payable December 1, 1994 to shareholders of record on November 7, 1994.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS



   THREE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1993:

   Net Sales

   Net sales of $779,300,000 in the 1994 third quarter increased 11.5% from net sales of $698,835,000 in the same 1993 period. There were 64 sales days in both the 1994 and 1993 third quarter. The year 1994 will have one more sales day than did the year 1993 (255 versus 254).

   The sales increase of 11.5% for the 1994 third quarter compared with the 1993 third quarter was all volume related; the Grainger Division actually experienced selling price deflation of about 0.5%. The volume increase primarily represented the effects of Company market initiatives and the accelerated growth in the national economy. The Company's market initiatives included new product additions, pricing actions (see Net Earnings discussion), the continuing effect of expanding branch and adding Zone Distribution facilities, and the continuing growth of the National Accounts program. These increases were partially offset by a decline in the sales of seasonal products at the Grainger Division. Daily sales to Grainger Division National Accounts increased 22% over the 1993 third quarter.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS



   Net Earnings

   Net earnings of $43,045,000 increased 11.2% when compared to $38,714,000, for the 1993 period. The earnings increase was less than the sales increase due to lower gross profit margins partially offset by operating expenses increasing at a slower rate than sales.

   The Company gross profit margin decreased primarily due to a change in selling price category mix and the level of cost increases exceeding the level of selling price increases. Seasonal sales, which historically have a lower than average gross profit margin, had a minor positive impact.
   The change in the selling price category mix resulted from a shift in the mix of sales toward lower gross profit margin categories. This change primarily resulted from the growth in sales to Grainger Division National Accounts. The level of cost increases, exceeding the level of selling
   price increases was related to:   strategic restructuring of pricing
   within certain product lines including portable heating and air conditioning, controls, air treatment, other HVAC products, and lighting; and holding certain pricing firm in other categories. These actions were based on market research focused at increasing market share in selected areas.

   The increase in operating expenses was less than the sales increase. This occurred due to the strong sales growth experienced in the quarter. Of note are the following factors: the continued leveraging of payroll and related benefits costs which increased at a slower rate than sales; lower amortization of goodwill and other acquisition related costs associated with acquired businesses; and lower advertising expenses. Partially offsetting these favorable comparisons were: increased data processing expenses relating to beginning a significant upgrade and replacement of the Grainger Division's branch order entry, order processing, and inventory management system; and non-recurring expenses of about $800,000 incurred in connection with the continuing integration of the Company's sanitary supply businesses. The initiative to improve the branch data processing system will continue into 1995. As of September 30, 1994, the Company has not incurred any significant expenses associated with the integration of either Allied Safety or Bossert Industrial Supply into the core business. Future expenses relating to integration, including any reevaluation of goodwill, will be charged to operations as they become determinable.

   The Company's effective income tax rate for the third quarter of 1994 was 40.3% versus 42.1% in the comparable 1993 period. The higher 1993 rate was primarily related to the effect of the Omnibus Budget Reconciliation Act of 1993 which was enacted during the third quarter of 1993. The Company's effective income tax rate for the 1993 year was 40.3%.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS



   NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1993:

   Net Sales

   Net sales of $2,254,223,000 in the first nine months of 1994 increased 14.7% from net sales of $1,965,425,000 in the same 1993 period. There were 192 sales days in the first nine months of 1994 compared with 191 days in the comparable 1993 period. The year 1994 will have one more sales day than did the year 1993 (255 versus 254).

   The sales increase of 14.1% for the first nine months of 1994 compared with the same 1993 period was primarily volume related; the Grainger Division actually experienced selling price deflation of about 0.5%. The volume increase primarily represented the effects of Company market initiatives, the accelerated growth in the national economy, and strong sales of seasonal products. The Company's market initiatives included new product additions, pricing actions (see Net Earnings discussion), the continuing effect of expanding branch and adding Zone Distribution facilities, and the continuing growth of the National Accounts program.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS



   Net Earnings

   Net earnings before the cumulative effect of accounting changes of $126,907,000 increased 17.1% when compared to $108,344,000 for the 1993 period. The earnings increase was greater than the sales increase due to operating expenses increasing at a slower rate than sales partially offset by lower gross profit margins.

   The Company gross profit margin decrease was primarily the result of the factors discussed for the third quarter (see third quarter Net Earnings discussion). Additionally, the selling price category mix shift to lower gross profit margin categories was impacted by a strategic repricing applicable to the contractor customer segment. This repricing was implemented during the second quarter of 1993. Also, the Company incurred about $850,000 in non-recurring inventory costs in the second quarter of 1994 in connection with integrating its sanitary supply businesses.

   The increase in operating expenses was less than the sales increase and was the result of the same factors discussed for the third quarter (see third quarter Net Earnings discussion).

   Effective January 1, 1993, the Company adopted three Statements of Financial Accounting Standards resulting in a charge to 1993 first quarter net earnings of $820,000. The Company's effective income tax rate for the first nine months of 1994 was 40.3% versus 40.5% in the comparable 1993 period. The Company's effective income tax rate for the 1993 year was 40.3%.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES



   For the nine months ended September 30, 1994, working capital increased $76,663,000. The ratio of current assets to current liabilities was 2.2 at September 30, 1994 and 2.2 at December 31, 1993. The Consolidated Statements of Cash Flows, included in this report, detail the sources and uses of cash and cash equivalents.


   The Company continues to maintain a low debt ratio and a strong liquidity position, which provide flexibility in funding working capital needs, capital expenditures, and business acquisitions. Total debt as a percent of shareholders' equity was 6.5% at September 30, 1994 and 6.6% at December 31, 1993. For the first nine months of 1994, $56,615,000 was expended for land, buildings, and facilities improvements, and $16,022,000 for data processing, office, and other equipment; a total of $72,637,000.

                       W.W. Grainger, Inc. and Subsidiaries
                           PART II - OTHER INFORMATION



   Items 1, 2, 3, 4, and 5 not applicable

                                                               EXHIBIT INDEX

   Item 6 Exhibits and Reports on Form 8-K (numbered in accordance with Item 601 of regulation S-K)

             (a)  Exhibits

                  (11)  Computation of Earnings per Common
                        and Common Equivalent Share                  13

                  (27)  Financial Data Schedule                      14

                  (99)  Copy of News Release, issued by the
                        Company on November 2, 1994, announcing
                        an agreement with Kennametal Inc. to
                        establish an alliance to market
                        maintenance, repair and operations
                        supplies and metalcutting tools and
                        accessories.                                 15

             (b)  Reports on Form 8-K - None

                                    SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     W.W. Grainger, Inc.

                                                         (Registrant)




 Date: November 14, 1994       By:      /s/  J. D. Fluno
 -----------------------           --------------------------
                                   J. D. Fluno, Vice Chairman





 Date: November 14, 1994       By:      /s/  P. J. Wallace
 -----------------------           --------------------------
                                   P. J. Wallace, Vice President and
                                   Controller
                                  (Principal Accounting Officer)

                                                                   EXHIBIT 11


                       W.W. Grainger, Inc. and Subsidiaries
          COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE


                                                        1994          1993
Nine months ended September 30:
                                                  ------------  ------------
Average number of shares outstanding
during the period                                   50,727,391    51,653,147
Common equivalent shares:
Shares issuable under outstanding
options which are dilutive
(Antidilutive stock options are excluded)            1,465,984     1,331,289
Shares which could have been purchased based
upon the average market value for the period           946,921       821,425
                                                  ------------  ------------
                                                       519,063       509,864
Dilutive effect of exercised options
prior to being exercised                                 6,806         7,633
                                                  ------------  ------------
                                                       525,869       517,497
                                                  ------------  ------------
Weighted average number of common
and common equivalent shares outstanding            51,253,260    52,170,644
                                                  ============  ============
Net earnings before cumulative effect of
accounting changes                                $126,907,000  $108,344,000

Cumulative effect of accounting changes                     -       (820,000)
                                                  ============  ============
Net earnings                                      $126,907,000  $107,524,000

Earnings per common and common equivalent
share before accounting changes                          $2.48         $2.08

Cumulative effect of accounting changes per
common and common equivalent share                          -          (0.02)

Earnings per common and common equivalent share          $2.48         $2.06


Three months ended September 30:

Nine months ended September 30, from above               $2.48         $2.06

Six months ended June 30, as previously reported          1.64          1.31

Net earnings per common and common equivalent
share for the three months ended September 30            $0.84         $0.75


NOTE: The effect under a fully diluted computation is immaterial for both periods.

                                                                   Exhibit 99



               GRAINGER AND KENNAMETAL ESTABLISH MARKETING ALLIANCE




   Chicago (November 2, 1994) -- W.W. Grainger, Inc. and Kennametal Inc. have agreed to establish an alliance to market maintenance, repair, and operations (MRO) supplies and metalcutting tools and accessories. This joint marketing effort will be implemented over the next twelve months.

   Under this alliance, customers will benefit from the two companies' extensive expertise in MRO supplies and cutting tools and accessories for metalcutting applications. The respective involvement of Grainger and Kennametal with each customer will depend on the customer's specific product and service needs.

   The expertise developed in Grainger's Bossert Division will play a valuable role in the Grainger/Kennametal alliance. Bossert sales people will be integrated into the Grainger sales team and will provide technical and sales support for customers.

   Kennametal Inc., headquartered in Latrobe, PA, is a manufacturer, marketer, and distributor of a broad range of tools for the metalworking, mining, and highway construction industries. Regarded as one of the world's leading producers of cutting tools and wear resistant parts made of cemented carbides and other hard materials, Kennametal had sales for the year ended June 30, 1994 of $803 million. KMT shares are traded on the New York Stock Exchange.

   W.W. Grainger, Inc., with 1993 sales of $2.6 billion, is a nationwide distributor of equipment, components, and supplies to the commercial, industrial, contractor, and institutional markets. GWW shares are traded on the New York and Chicago Stock Exchanges.