Form 10-K
GRAINGER W W INC
filed 1995-03-27
CIK 277135

SECURITIES AND EXCHANGE COMMISSION              57 pages
                          Washington, D.C. 20549                     Complete
                                 FORM 10-K
                               ANNUAL REPORT

                                 (Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                              [FEE REQUIRED]
                 For the fiscal year ended December 31, 1994
                                   OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
                            [NO FEE REQUIRED]
                       Commission File Number 1-5684
                           W.W. Grainger, Inc.
            (Exact name of registrant as specified in its charter)
             Illinois                         36-1150280
       (State or other jurisdiction of      (I.R.S. Employer
        incorporation or organization)       Identification No.)
             5500 W. Howard St., Skokie, Illinois 60077-2699
          (Address of principal executive offices)  (Zip Code)
Registrant's telephone number including area code  708/982-9000
Securities registered pursuant to Section 12(b) of the Act:

      Title of each class            Name of each exchange on which registered
  Common Stock $0.50 par value,
 and accompanying Preferred Stock              New York Stock Exchange
       Purchase Rights                         Chicago Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes    X                        No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )
The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,482,981,689 as of the close of trading reported on the Consolidated Transaction Reporting System on March 6, 1995.
                      APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Common Stock $0.50 par value 50,761,831 shares outstanding as of March 6, 1995
                        DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement relating to the annual meeting of shareholders of the registrant to be held on April 26, 1995 are incorporated by reference into Part III hereof.
The Exhibit Index appears on pages 13 and 14 in the sequential numbering system.
(The Securities and Exchange Commission has not approved or disapproved of this report nor has it passed on the accuracy or adequacy hereof.)


                                      CONTENTS

                                                                          Page
                                       PART I
Item 1:  BUSINESS.........................................................3-5
          THE COMPANY.......................................................3
          GRAINGER........................................................3-4
          LAB SAFETY SUPPLY.................................................5
          PARTS COMPANY OF AMERICA..........................................5
          INDUSTRY SEGMENTS.................................................5
          COMPETITION.......................................................5
          EMPLOYEES.........................................................5
Item 2:  PROPERTIES.........................................................6
Item 3:  LEGAL PROCEEDINGS..................................................6
Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................7
Executive Officers Of The Company.........................................7-8
                                     PART II
Item 5:  MARKETS FOR REGISTRANT'S COMMON EQUITY
          AND RELATED SHAREHOLDER MATTERS...................................9
Item 6:  SELECTED FINANCIAL DATA............................................9
Item 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND THE RESULTS OF OPERATIONS.......................10-12
          RESULTS OF OPERATIONS.........................................10-11
          FINANCIAL CONDITION...........................................11-12
          INFLATION AND CHANGING PRICES....................................12
Item 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................12
Item 9:   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............12
                                     PART III
Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................12
Item 11: EXECUTIVE COMPENSATION............................................12
Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....12
Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................12
                                     PART IV
Item 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULE,
          AND REPORTS ON FORM 8-K.......................................13-14
Signatures.................................................................15
INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................16
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................17-36

PART I

Item 1: Business

The Company

The registrant, W.W. Grainger, Inc., was incorporated in the State of Illinois in 1928. It is a leading nationwide distributor of maintenance, repair, and operating (MRO) supplies and related information to commercial, industrial, contractor, and institutional customers and regards itself as a service business. As used herein, "Company" means W.W. Grainger, Inc. and/or its subsidiaries as the context may require.

During 1994, in conjunction with the integration of certain business units, the Company began a process of integrating its Corporate headquarters and core branch-based business support functions. These support functions provide coordination and guidance to all business units in the areas of Accounting, Administrative Services, Aviation, Communications, Compensation and Benefits, Data Systems and Data Processing, Finance, Government Regulations, Human Resources, Industrial Relations,
Insurance and Risk Management, Internal Audit, Legal, Planning, Real
Estate and Construction Services, Security and Safety, Taxes, Training and Development, and Treasury Services.

The Company utilizes a satellite communications network which substantially reduces its reliance on phone lines by linking branches and other facilities together via a network control center. This results in almost instantaneous transmittal of information, which expedites the completion of sales transactions and the initiation of stock replenishment.

During 1994, the Company began a program to upgrade branch computer systems. The new systems, upon final installation in 1995, will have the capacity to accept enhancements to the Company's order processing capabilities. This will result in greater efficiency and accuracy in handling orders from large customers which often require special information or handling. During 1994, an average of 88,700 sales transactions were completed daily. The Company does not engage in basic or substantive product research and development activity. New items are added regularly to its product line on the basis of market research as well as recommendations of its employees, customers, and suppliers. Before being added, a new item must satisfy many evaluation tests and other rigid requirements.

Grainger

The Company's core branch-based business, Grainger, is a nationwide distributor of air compressors, air conditioning and refrigeration equipment and components, air tools and paint spraying equipment, blowers, computer supplies, electric motors, fans, gas engine driven power plants, gearmotors, heating equipment and controls, hydraulic equipment, janitorial supplies, lighting fixtures and components, liquid pumps, material handling and storage equipment, motor controls, office equipment, outdoor equipment, plant and office maintenance equipment, power and hand tools, power generating plants, power transmission components, safety products, and shop tools, as well as other items shown in its General Catalog.

Grainger is also an important resource for both product and procurement process information. The Company provides technical information on products as well as information on historic usage of products to customers. Grainger Consulting Services assists companies which are reengineering their MRO procurement process. The Company also provides feedback to suppliers concerning their products.

Grainger sells principally to contractors, service shops, industrial and commercial maintenance departments, manufacturers, hotels, and health care and educational facilities. Sales in 1994 represented approximately 20,200,000 transactions averaging $129 each and were made to more than 1,200,000 customers. Average 1994 purchases per customer approximated $2,100, although average 1994 purchases per National Accounts customer were significantly higher. Sales to the largest single customer, General Electric Company, were 0.7% of sales. Grainger estimates that approximately 29% of 1994 sales consisted of items bearing the Company's registered trademarks, including "Dayton r" (principally electric motors and ventilation equipment), "Demco r" (power transmission belts), "Dem-Kote r" (spray paints), "Speedaire r" (air compressors), and "Teel r" (liquid pumps), as well as other trademarks. The Company has taken steps to protect these trademarks against infringement and believes that they will remain available for future use in its business. Sales of remaining items consisted of other well recognized brands.

Grainger purchases from more than 1,700 product suppliers most of which are manufacturers. The largest supplier in 1994, a diversified manufacturer through 25 of its divisions, accounted for 12.7% of purchases. No significant difficulty has been encountered with respect to sources of supply.

Grainger offers its line of products at competitive prices through a nationwide network of branches (337 at December 31, 1994). An average branch has 14 employees and handles about 200 transactions per day.
Large, computer controlled stocks of over 61,000 items maintained at three Regional Distribution Centers, located in the Chicago area, Greenville County, South Carolina, and Kansas City, Missouri, provide the branches and customers with protection against variable demand and delayed factory deliveries. Each branch tailors its inventory to local customer preferences and actual product demand. In 1994, Grainger invested more than $59,000,000 in the continuation of its branch optimization program, which consists of new branches, relocated branches, and additions to branches. During 1995, Grainger plans to transform the Chicago area RDC into a National Distribution Center (NDC). The NDC will be a centralized storage and shipment facility for slower moving inventory items, creating additional space to achieve increased product service levels at the other two RDCs.

In 1994, Grainger opened two additional Zone Distribution Centers (ZDCs). The ZDC logistics strategy provides a break-bulk function for faster branch stock replenishment. In addition, ZDCs handle shipped orders for their zone and also offer a logistical solution for integrated supply customers by coordinating complex orders and multiple receipts, and combining them into a single shipment. By eliminating order and receipt complexity from the branch, greater scale within the distribution system is created.

The Grainger National Accounts Program focuses on meeting the needs of large multi-site companies by focusing on simplifying customers' MRO purchasing activities and providing consistent service and pricing to each customer location. Sales to National Accounts customers increased 25% in 1994 over the prior year, and National Account relationships have been established with over 350 of the nation's largest companies.

During 1994, Grainger began the integration of Allied Safety, Inc. into the core branch-based business in order to become a national full-line supplier of safety products. The integration, anticipated to be completed in 1995, is similar to the 1993 creation of Grainger Sanitary Supplies and Equipment, which combined elements of Jani-Serv and Ball Industries with Grainger's existing line of professional cleaning products. Similar integration efforts for Bossert Industrial Supply, Inc. (production consumable products) are planned to be completed in 1995.

Grainger employs sales representatives who call on existing and prospective customers. Sales representatives are paid a salary and commission. In addition, a sales force of market specialists and national account specialists has been developed to serve individualized markets and national accounts. These specialists are paid a salary only. Grainger employed 1,408 sales representatives, market specialists and national account specialists at December 31, 1994.

An important selling tool is the General Catalog, which has been published continuously since 1927 and has grown to 3,276 pages listing over 61,000 items together with extensive technical and application data. For 1994, 2,285,000 copies were published. The most current edition was issued in January 1995.

During 1994, Grainger continued its support of several large, multi-site customers by expanding product offerings. Grainger now handles an additional 33,000 "non-catalog" items, which includes full lines of products from key suppliers.

The Grainger Electronic Catalog brings directly to the customer's place of business a fast, easy way to select and order products. It is a state-of-the-art system that uses PC-based software and CD-ROM technology.
Through the Electronic Catalog, the customer can use a variety of ways to describe a needed product, and then review Grainger's offerings, complete with specifications, prices, and pictures. Other Electronic Catalog features include a cross-reference function that allows customers to retrieve product information using their own stock numbers. Enhancements for 1994 included an improved Microsoft r Windows TM compatible version, and accommodations for network software. In addition, Grainger's PC-based tool crib management system, first introduced in 1993, can now be interfaced with the Grainger Electronic Catalog, allowing customers to benefit from the efficiencies achieved in combining these two applications. More than 26,000 copies of the Electronic Catalog are currently in use. The Electronic Catalog is also used at the branches as a training tool and a resource for identifying appropriate products for customers' applications.

Lab Safety Supply, Inc. (Lab Safety) and Parts Company of America (PCA)

Lab Safety, acquired in 1992, serves the safety products markets with such items as respiratory systems, protective clothing, and other equipment used in the workplace and in environmental clean-up operations. Lab
Safety is a leading national direct marketer of safety products, serving 350,000 customers from its facilities in Janesville, Wisconsin. The current Lab Safety catalog, its primary selling tool, has over 900 pages, listing approximately 27,000 items. During 1994, an average of 3,800 sales transactions were completed daily.

Parts distribution continues to expand under the PCA name. PCA distributes approximately 181,000 spare and replacement parts, takes orders 24 hours a day, 365 days per year, and ships stocked items within 24 hours of an order, most on the same business day. PCA gives value to customers by being a single source for many different spare and replacement parts and by offering valuable technical assistance. During 1994, an average of 2,200 sales transactions were completed daily.

Industry Segments

The Company has concluded that its business is within a single industry segment. For information as to the Company's consolidated revenue and operating earnings see Item 7, "Management's Discussion and Analysis of Financial Condition and the Results of Operations", and Item 8, "Financial Statements and Supplementary Data".

The total assets of the Company for the last five years were: 1994, $1,534,751,000; 1993, $1,376,664,000; 1992, $1,310,538,000; 1991,
$1,216,554,000; and 1990, $1,162,437,000.

Competition

The Company faces competition in all markets which it serves, from manufacturers (including some of the Company's own suppliers) that sell directly to certain segments of the market, from wholesale distributors, and from certain retail enterprises.

The principal means by which the Company competes with manufacturers and other distributors is by providing local stocks, efficient service, sales representatives, competitive prices, its several catalogs, which include product descriptions and in certain cases, extensive technical and application data, and procurement process consulting services. The
Company believes that it can effectively compete on a price basis with its manufacturing competitors on small orders, but that such manufacturers may enjoy a cost advantage in filling large orders.

The Company serves a number of diverse markets, and is able in some markets to reasonably estimate the Company's competitive position within that market. However, taken as a whole, the Company is unable to determine its market shares relative to others engaged in whole or in part in similar activities.

Employees

As of December 31, 1994, the Company had 11,343 employees, of whom 9,104 were full-time and 2,239 were part-time or temporary. The Company has never had a major work stoppage and believes that its employee relations are good.

Item 2: Properties

As of December 31, 1994, Grainger branch locations totaled 7,239,000 square feet, an increase of approximately 2.5% over 1993. Most branches are located in or near major metropolitan areas, many in industrial parks. Branches range in size from 5,800 to 58,000 square feet and average approximately 21,000 square feet. A typical owned branch is on one floor, is of masonry construction, consists primarily of warehouse space, contains an air conditioned office and sales area, and has off the street parking for customers and employees. The Company considers that its properties are generally in good condition and well maintained, and are suitable and adequate to carry on the Company's business.

The significant facilities of the Company are briefly described below:

                                                                    Size in
Location                  Facility and Use                        Square Feet
--------                  ----------------                        -----------
Chicago Area (1)           General Offices                            513,000
Niles, IL (1)              General Office & Regional Dist. Center     938,000
Kansas City, MO (1)        Regional Distribution Center             1,435,000
Greenville County, SC (1)  Regional Distribution Center             1,090,000
Nationwide (1)             3 Zone Distribution Centers                596,000
Nationwide (2)             337 Grainger branch locations            7,239,000
Nationwide (3)             Other Facilities                         1,751,000
                                                                   ----------
Total square feet                                                  13,562,000
                                                                   ==========
(1) These facilities are either owned or leased with leases expiring between 1995 and 1999. The owned facilities are not subject to any mortgages.
(2) Grainger branches consist of 256 owned and 81 leased properties. The owned facilities are not subject to any mortgages.
(3) Other facilities represent leased and owned general offices, distribution centers, and branches. The owned facilities are not subject to any mortgages.

Item 3: Legal Proceedings

There are pending various legal and administrative proceedings involving the Company that are incidental to the business. It is not expected that the outcome of any such proceeding will have a material adverse effect upon the Company's consolidated financial position or its results of operations.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 1994.

Executive Officers of the Company

Following is information about the Executive Officers of the Company. Executive Officers of the Company generally serve until the next annual election of officers, or until earlier resignation or removal.

                                      Positions and Offices Held and Principal
                                       Occupations and Employment During the
Name and Age                                       Past Five Years
----------------           ---------------------------------------------------
James M. Baisley (62)      Senior Vice President (a position assumed in 1995
                           after serving as Vice President), General Counsel,
                           and Secretary. Mr. Baisley assumed the position of
                           Secretary in 1991.
Donald E. Bielinski (45)   Senior Vice President, Marketing and Sales, a
                           position assumed in 1995 after serving as Senior
                           Vice President, Organization and Planning. Mr.
                           Bielinski has also served as Vice President and
                           Chief Financial Officer.
Wesley M. Clark (42)       Vice President, Field Operations and Quality, a
                           position assumed in 1995 after serving as President
                           of the Sanitary Supply and Equipment businesses.
                           Before joining the Company in 1992, Mr. Clark
                           served as an executive with Granite Rock Company.
Jere D. Fluno (53)         Vice Chairman. Mr. Fluno is a member of the
                           Office of the Chairman.
Robert J. Gariano (45)     Group Vice President, a position assumed in 1993
                           after serving as Vice President, Specialty
                           Distribution. Before joining the Company in 1988,
                           Mr. Gariano served as General Manager of the Lexan
                           Division of General Electric Company.
David W. Grainger (67)     Chairman of the Board, and, from 1992 to 1994,
                           President. Mr. Grainger is a member of the
                           Office of the Chairman.
Richard H. Hantke (56)     Vice President, Distribution Operations. Prior to
                           assuming this position in 1995, Mr. Hantke served
                           the Grainger Division in a similar capacity.
Richard L. Keyser (52)     President, a position assumed in 1994, and Chief
                           Executive Officer, a position assumed in 1995.
                           Other positions in which he served during the past
                           years are Chief Operating Officer of the Company,
                           Executive Vice President of the Company, President
                           of the Grainger Division, and Executive Vice
                           President and General Manager of the Grainger
                           Division. Mr. Keyser is a member of the Office of
                           the Chairman.
Michael R. Kight (46)      Vice President and General Manager, Integrated
                           Supply, positions assumed in 1995 after serving the Grainger Division as Vice President, National
                           Accounts. Prior to assuming the last-mentioned position in 1992, Mr. Kight served as Director, National Accounts of the Grainger Division.

                                     Positions and Offices Held and Principal
                                      Occupations and Employment During the
Name and Age                                      Past Five Years
----------------           ---------------------------------------------------
P. Ogden Loux (52)         Vice President, Finance, a position assumed in 1994
                           after serving the Grainger Division as Vice
                           President, Business Support. Prior to assuming the
                           last-mentioned position in 1992, Mr. Loux served as
                           Vice President and Controller of the Grainger
                           Division.
Robert D. Pappano (52)     Vice President, Financial Reporting and Investor
                           Relations, a position assumed in 1995 after serving
                           as Vice President and Treasurer.
John J. Rozwat (56)        Vice President and General Manager, Direct Sales,
                           positions assumed in 1995 after serving the
                           Grainger Division as Vice President, Sales. Prior
                           to assuming the last-mentioned position in 1991,
                           Mr. Rozwat served as Vice President, Field Sales
                           and Operations of the Grainger Division.
James T. Ryan (36)         Vice President, Information Services, a position
                           assumed in 1994 after serving as President of Parts
                           Company of America. Prior to assuming the last-
                           mentioned position in 1993, Mr. Ryan served as
                           Director, Product Management of the Grainger
                           Division.
John A. Schweig (37)       Vice President and General Manager, Direct
                           Marketing, positions assumed in 1995 after
                           serving the Grainger Division as Vice President,
                           Marketing. Before joining the Company in 1990, Mr.
                           Schweig served as a Vice President of Bain &
                           Company.
John W. Slayton, Jr. (49)  Senior Vice President, Product Management, a
                           position assumed in 1995 after serving as Vice
                           President, Product Management of the Grainger
                           Division.
Paul J. Wallace (48)       Vice President, Financial Services, a position
                           assumed in 1995 after serving as Vice President and Controller.

PART II

Item 5: Markets for Registrant's Common Equity and Related Shareholder
Matters

The Company's common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange, with the ticker symbol GWW. The high and low sales prices for the common stock, and the dividends declared and paid for each calendar quarter during 1994 and 1993, are shown below.
                               Prices
                         ----------------------
        Quarters         High              Low                    Dividends
---------------------------------------------------------------------------
1994    First            $68              $561/2                    $0.18
        Second            691/8            587/8                     0.20
        Third             67               57                        0.20
        Fourth            593/8            511/2                     0.20
---------------------------------------------------------------------------
        Year             $691/8           $511/2                    $0.78
---------------------------------------------------------------------------
1993    First            $611/8           $545/8                    $0.165
        Second            663/4            583/4                     0.18
        Third             621/2            52                        0.18
        Fourth            591/4            515/8                     0.18
---------------------------------------------------------------------------
        Year             $663/4           $515/8                    $0.705
---------------------------------------------------------------------------

The approximate number of shareholders of record of the Company's common stock as of March 1, 1995 was 2,200.


Item 6: Selected Financial Data
                                Years Ended December 31,
                   ----------------------------------------------------------
                    (In thousands of dollars except for per share amounts)
                      1994         1993       1992        1991        1990
                   ----------  ----------  ----------  ----------  ----------
Net sales          $3,023,076  $2,628,398  $2,364,421  $2,077,235  $1,935,209

Net earnings
before cumulative
effect of accounting
 changes              127,874     149,267     137,242     127,737     126,775

Cumulative effect
of accounting
changes                   --         (820)        --          --           --

Net earning           127,874     148,447     137,242     127,737     126,775

Net earnings per common
and common equivalent
share before cumulative
effect of accounting
changes                  2.50        2.88        2.58        2.37        2.31

Cumulative effect of
accounting changes         --       (0.02)         --          --          --

Net earnings per common
 and common equivalent
 share                   2.50        2.86        2.58        2.37       2.31

Total assets        1,534,751   1,376,664   1,310,538   1,216,554  1,162,437

Long-term debt          1,023       6,214       6,936      11,327     14,471

Cash dividends paid
 per share              $0.78       $0.705      $0.65       $0.61      $0.565

NOTE: 1994 and 1993 net earnings include restructuring charges of $49,779 ($0.97 on a per share basis) and $482 ($0.01 on a per share basis), respectively.

Item 7: Management's Discussion and Analysis of Financial Condition and the Results of Operations

RESULTS OF OPERATIONS

The following table, which is included as an aid to understanding changes in the Company's Consolidated Statements of Earnings, presents various items in the earnings statements expressed as a percentage of net sales for the years ended December 31, 1994, 1993, 1992, and 1991, and the percentage of increase (decrease) in such items in 1994, 1993, and 1992 from the prior year.
                              Years Ended December 31,
                ------------------------------------------------------------
                Items in Consolidated Statements       Percent of Increase
                of Earnings as a Percentage of          (Decrease) from
                         Net Sales                         Prior Year
                 -------------------------------     ------------------------
                   1994    1993    1992    1991       1994     1993     1992
                  ------  ------  ------  ------     ------    -----   ------
Net sales         100.0%  100.0%  100.0%  100.0%      15.0%    11.2%    13.8%
Cost of merchandise
sold               64.5    62.9    63.6    64.9       18.0      9.9     11.6
Operating expenses 27.9    27.6    26.7    25.2       16.3     14.5     20.4
Other (income) or
deductions, net     0.1    0.1      0.1    (0.2)      30.5     76.3   (123.5)
Income taxes        3.3    3.8      3.8     3.9        0.1     12.0     10.2
Net earnings        4.2%   5.6%     5.8%    6.2%     (13.9)%    8.2%     7.4%

Note: Net earnings, excluding restructuring charges, as a percentage of net sales were 5.9% and 5.7% for 1994 and 1993, respectively. The percent of increase from the prior year for net earnings, excluding restructuring charges, was 19.3% and 8.5% for 1994 and 1993, respectively.

Net sales

The 1994 Company net sales increase of 15.0% was primarily volume related; the Grainger core branch-based business actually experienced selling price deflation of 0.6%. This increase was affected by 1994 having one more sales day than 1993 (on a daily basis, sales increased 14.6%). All geographic areas contributed to the sales growth, with the percent increases for regions east of the Mississippi being higher than for regions in the west. The volume increase primarily represented the continuing effects of Company market initiatives and the accelerated growth of the national economy. The Company's market initiatives included new product additions, pricing actions, the continuing effect of expanding branch and adding Zone Distribution facilities, and the continuing growth of the National Accounts Program. Daily sales to Grainger National Accounts increased 25% over 1993 levels.

The 1993 net sales increase was comprised of a 9.3% increase at Grainger and a 22.5% increase at Allied, Bossert, Lab Safety, and PCA (Other Business Units). The 1993 Grainger net sales increase was comprised of a 7.4% volume increase and a 1.8% price increase. All geographic regions contributed to the sales growth, with the percent increases for regions east of the Mississippi being higher than for regions in the west. The volume increase was attributable to a combination of the Company's market initiatives, including new product additions, the continuing effect of expanding branch facilities, the growth of the National Accounts Program, and the accelerated growth in the national economy. The increase in sales at the Other Business Units of 22.5% was the result of $54,800,000 in incremental sales from an acquired business and a 6.7% increase at existing businesses. All of the Other Business Units experienced sales increases except for Bossert, which had a slight sales decrease. Assuming the acquisition was included in both periods, the Other Business Units' pro forma sales would have increased by 7.9%.

Net earnings

Net earnings for 1994 were $127,874,000, net of the after tax effect of a restructuring charge of $49,779,000. Excluding the effect of the restructuring charge of $49,779,000 and the 1993 restructuring charge of $482,000, net earnings increased 19.3% year over year. This increase was greater than the sales increase primarily due to operating expenses increasing at a slower rate than sales, partially offset by lower gross margins. The lower than sales increase for operating expenses was primarily the result of leveraging payroll and related benefit costs, lower amortization of goodwill and other acquisition related costs, and lower advertising expenses, partially offset by increased data processing expenses related to the ongoing significant upgrade of the Grainger branch computer systems. Excluding restructuring charges, operating expenses increased 9.0% on a year over year basis. The Company's 1994 gross margin was negatively affected by a restructuring charge of $16,308,000 associated with inventory write-downs.

Excluding the effect of the restructuring charge, the Company's gross margins decreased by 1.1 percentage points in 1994 compared with 1993. The gross margin decrease primarily resulted from a change in the selling price category mix and the level of cost increases exceeding the level of selling price increases. The change in the selling price category mix was primarily the result of increased sales to Grainger National Accounts, and by a strategic repricing applicable to the contractor customer segment.

The 1993 percentage increase of 8.2% was less than the increase in net sales primarily due to operating expenses increasing faster than sales and an increase in the effective income tax rate, partially offset by improved gross margins. The increase in operating expenses was primarily attributable to increased costs at the Other Business Units and increased expenses at the Grainger Division. The increased costs at the Other Business Units reflect increased amortization of goodwill and other acquisition related costs principally due to the Lab Safety acquisition, increased advertising costs, and the Company's continuing investment in these units. The increase in expense at the Grainger Division was caused primarily by handling costs increasing due to the elimination of a transaction handling charge to customers on certain shipped sales and higher data processing expenses primarily related to new system development, partially offset by lower bad debt expense. The increase in the effective income tax rate was due to the Omnibus Budget Reconciliation Act of 1993, which increased the maximum corporate federal tax rate from 34% to 35% retroactive to January 1, 1993. The Company's gross margin increase was attributable to improvements at both the Grainger Division and at the Other Business Units. The improvement at the Grainger Division was due to a favorable selling price category mix and a favorable product mix partially offset by an unfavorable margin impact due to the level of cost increases exceeding the level of price increases. The improvement at the Other Business Units was primarily related to Lab Safety, which had a higher gross margin than the average for the rest of the Other Business Units and was included for all of 1993 versus eight months of 1992.

FINANCIAL CONDITION

Working capital was $504,595,000 at December 31, 1994 compared to $442,525,000 at December 31, 1993 and $478,784,000 at December 31, 1992. The ratio of current assets to current liabilities was 2.1, 2.2, and 2.5 at such dates.

Net cash flows from operations of $191,382,000 in 1994, $162,498,000 in 1993, and $196,368,000 in 1992 have continued to improve the Company's financial position and serve as the primary source of funding for capital requirements.

In each of the past three years, a portion of working capital has been used for additions to property, buildings, and equipment as summarized in the following table.

                                                1994       1993         1992
                                              -------    -------      -------
                                                      (In thousands)
Land, buildings, structures, and improvements  $73,342   $56,393      $31,632
Furniture, fixtures, and other equipment        47,015    42,012       18,288
                                              --------   -------      -------
Total                                         $120,357   $98,405      $49,920
                                              ========   =======      =======

The Company did not repurchase any shares of common stock during 1994. The Company did repurchase 1,777,000 shares in 1993, and 733,000 shares in 1992. Approximately 3,600,000 shares of common stock remain available for repurchase under the existing authorization. The Company may resume share repurchases at any time.

Dividends paid to shareholders were $39,570,000 in 1994, $36,272,000 in 1993, and $34,295,000 in 1992.

Long-term cash requirements, other than normal operating expenses, are anticipated for the branch optimization program, construction of Zone Distribution Centers, upgrading branch computer systems, and office space expansion. The Company's ongoing profitability continues to support these requirements. Internally generated funds are the primary source for working capital and expansion needs, supplemented by debt as the need arises. The Company had no material commitments outstanding at December 31, 1994.

The Company continues to maintain a low debt ratio and strong liquidity position, which provides flexibility in funding working capital needs and long-term cash requirements. Total debt as a percent of shareholders' equity was 4%, 7%, and 3%, at December 31, 1994, 1993, and 1992, respectively.

In May 1992, the Company completed the acquisition of the assets of Lab Safety for $161,343,000. The acquisition was funded by short-term borrowings of $72,727,000, including bank borrowings aggregating $36,727,000, internal funds of the Company, and the assumption of $8,227,000 of long-term debt. Also during 1992, the Company completed its acquisition of Rice Safety Equipment Company for $5,906,000.

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

The Company believes the most positive means to combat inflation and advance the interests of investors lies in continued application of basic business principles, which include improving productivity, increasing working capital turnover, and offering products and services which can command proper price levels in the marketplace.

Item 8: Financial Statements and Supplementary Data

The financial statements and supplementary data are included on pages 17 to
36. See the Index to Financial Statements and Supplementary Data on page 16.

Item 9: Disagreements on Accounting and Financial Disclosure

None

PART III
With respect to Items 10 through 13, the Company will file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14-A.

Item 10: Directors and Executive Officers of the Registrant

Information regarding directors of the Company will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held April 26, 1995, and, to the extent required, is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption "Executive Officers".

Item 11: Executive Compensation

Information regarding executive compensation will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held April 26, 1995, and, to the extent required, is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held April 26, 1995, and, to the extent required, is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held April 26, 1995, and, to the extent required, is incorporated herein by reference.

PART IV                                                                Exhibit
                                                                        Index
Item 14: Exhibits, Financial Statement Schedule, and Reports on
         Form 8-K
(a)1.Financial Statements. See Index to Financial Statements
     and Supplementary Data.
   2.Financial Statement Schedule. See Index to Financial
     Statements and Supplementary Data.
   3.Exhibits:
    (3)(a)Restated Articles of Incorporation dated April 27, 1994.      39-43
       (b)By-laws, incorporated by reference to Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1988.
   (10)Material Contracts:
      (a)No instruments which define the rights of holders of the Company's Industrial Development Revenue Bonds are filed herewith, pursuant to the exemption contained in Regulation
         S-K, Item 601(b)(4)(iii). The Company hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any such instrument.
      (b)Shareholders rights agreement dated April 26, 1989, incorporated by reference to Exhibit 10(m) to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1989, and a related Certificate of Adjustment, incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.
      (c)Compensatory Plans or Arrangements
        (i)W.W. Grainger, Inc. 1990 Long-Term Stock Incentive Plan, incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1990.
       (ii)W.W. Grainger, Inc. 1975 Non-Qualified Stock Option Plan as
           Amended and Restated March 3, 1988, incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

      (iii)Executive Death Benefit Plan dated December 30, 1983, incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1989.
       (iv)Executive Deferred Compensation Plan dated December 30, 1983, incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31,
           1989.
        (v)1985 Executive Deferred Compensation Plan dated December 31, 1984, incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1990.
       (vi)Post-Service Benefits Plan for Non-Management Directors, incorporated by reference to Exhibit 10(e)(vi) to the
           Company's Annual Report on Form 10-K for the year ended
           December 31, 1993.
      (vii)Summary Description of Corporate Management Incentive      44-47
           Program Based on Improved Economic Earnings.
     (viii)Supplemental Profit Sharing Plan as amended effective      48-55
           January 1, 1995.
       (ix)Plan for Payment of Directors' Fees as amended effective   56-57
           January 1, 1995.
   (11)Computations of Earnings Per Share. See Index to Financial Statements and Supplementary Data.
   (21)Subsidiaries of the Company.                                      37
   (23)Consent of Independent Certified Public Accountants. See
       Index to Financial Statements and Supplementary Data.
   (27)Financial Data Schedule.                                          38
(b)Reports on Form 8-K.
  (i)On January 13, 1995 the Company filed a Report on Form 8-K announcing that the Company would take a fourth quarter pre-tax charge of $67,097,000, ($48,398,000 or 94 cents per share on an after tax basis) to recognize the expected costs associated with integration efforts.
 (ii)On March 2, 1995, the Company filed a Report on Form 8-K announcing that the Board of Directors of the Company elected
     Richard L. Keyser President and Chief Executive Officer, effective March 1, 1995.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 24, 1995

W.W. GRAINGER, INC.
By:  D. W. Grainger                     By: J. D. Fluno
   -------------------------------         ---------------------------
     D. W. Grainger                         J. D. Fluno
  Chairman of the Board of Directors         Vice Chairman
 (a Principal Executive Officer and       (a Principal Executive Officer,
 a Director)                               Principal Financial Officer,
                                           and a Director

By:  R. L. Keyser                       By:  P. J. Wallace
   -------------------------------         ---------------------------
     R. L. Keyser                            P. J. Wallace
 President and Chief Executive Officer    Vice President,Financial
 (a Principal Executive Officer              Services (Principal
   and a Director)                           Accounting Officer)


     George R. Baker   March 24, 1995       James D. Slavik  March 24, 1995
----------------------                   --------------------
     George R. Baker                        James D. Slavik
          Director                               Director

     Robert E. Elberson March 24, 1995      Harold B. Smith  March 24, 1995
----------------------                   --------------------
     Robert E. Elberson                     Harold B. Smith
          Director                               Director

     Wilbur H. Gantz    March 24, 1995     Fred L. Turner    March 24, 1995
----------------------                   ---------------------
     Wilbur H. Gantz                       Fred L. Turner
          Director                               Director
     John W. McCarter, Jr. March 24, 1995
----------------------                   ----------------------
     John W. McCarter, Jr.
          Director

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
December 31, 1994, 1993, and 1992

                                                                       Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS......................17

FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS

          ASSETS........................................................18

          LIABILITIES AND SHAREHOLDERS' EQUITY..........................19

     CONSOLIDATED STATEMENTS OF EARNINGS................................20

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY....................21

     CONSOLIDATED STATEMENTS OF CASH FLOWS...........................22-23

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................24-33

SCHEDULE

       II - ALLOWANCE FOR DOUBTFUL ACCOUNTS.............................34

EXHIBIT 11 - COMPUTATIONS OF EARNINGS PER SHARE.........................35

EXHIBIT 23 - CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS........36

SCHEDULES OMITTED
Schedules not included above are omitted for the reason that they are not applicable or not required or the required information is contained in Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and
Board of Directors of
W.W. Grainger, Inc.

We have audited the accompanying consolidated balance sheets of W.W. Grainger, Inc. and Subsidiaries as of December 31, 1994, 1993, and 1992, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of W.W. Grainger, Inc. and Subsidiaries as of December 31, 1994, 1993, and 1992, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

We have also audited schedule II of W. W. Grainger, Inc. and Subsidiaries for the years ended December 31, 1994, 1993, and 1992. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.
                                              GRANT THORNTON LLP




Chicago, Illinois
February 10, 1995

                      W.W. Grainger, Inc. and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                          (In thousands of dollars)

                                                        December 31,
                                            ----------------------------------
ASSETS                                       1994         1993          1992
                                          ---------    ----------   ----------
CURRENT ASSETS
Cash and cash equivalents                 $  15,292     $   2,572    $  44,809
Accounts receivable, less allowances for
doubtful accounts of $15,333 for 1994,
$13,573 for 1993, and $13,810 for 1992      345,793       299,856      265,410
Inventories                                 519,966       466,214      432,233
Prepaid expenses                             14,233        10,832       11,856
Deferred income tax benefits                 68,362        44,408       39,958
                                          ---------    ----------    ---------
Total current assets                        963,646       823,882      794,266
                                          ---------    ----------    ---------

PROPERTY, BUILDINGS, AND EQUIPMENT
Land                                        115,497       100,903       87,815
Buildings, structures, and improvements     431,184       381,716      339,943
Machinery and equipment                      11,705        11,567       11,557
Furniture, fixtures, and other equipment    251,831       222,569      187,416
                                          ---------    ----------    ---------
                                            810,217       716,755      626,731
Less accumulated depreciation
    and amortization                        341,075       307,372      274,038
Property, buildings, and
    equipment-net                           469,142       409,383      352,693


OTHER ASSETS                                101,963       143,399      163,579
                                         ----------    ----------   ----------

TOTAL ASSETS                             $1,534,751    $1,376,664   $1,310,538
                                         ==========    ==========   ==========

18


                      W.W. Grainger, Inc. and Subsidiaries
                     CONSOLIDATED BALANCE SHEETS-CONTINUED
                           (In thousands of dollars)

                                                        December 31,
                                         -------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY        1994          1993          1992
                                         ----------    ----------    ---------
CURRENT LIABILITIES
Short-term debt                          $   11,134   $   34,298    $     --
Current maturities of long-term debt         26,449       21,662       24,954
Trade accounts payable                      226,459      178,114      151,898
Accrued contributions to employees'
  profit sharing and pension plans           50,020       44,587       39,450
Accrued expenses	                           122,339       83,923       89,539
Income taxes                                 22,650       18,773        9,641
                                         ----------    ---------    ---------
Total current liabilities                   459,051      381,357      315,482


LONG-TERM DEBT (less current maturities)      1,023        6,214        6,936

DEFERRED INCOME TAXES                        15,177       23,017       41,008

ACCRUED EMPLOYMENT RELATED BENEFITS COSTS    26,695       24,171       15,903

SHAREHOLDERS' EQUITY
Cumulative Preferred Stock-1994, 1993,
  and 1992, $5 par value-authorized,
  6,000,000 shares, issued and
  outstanding, none                             --           --           --
  Common Stock-$0.50 par value-authorized,
  150,000,000 shares, 1994, 1993, and 1992;
  issued and outstanding, 50,749,681 shares,
  1994, 50,684,983 shares, 1993, and
  52,375,812 shares, 1992                    25,375       25,342      26,188
Additional contributed capital               81,796       79,364      79,050
Unearned restricted stock compensation          (61)        (192)       (299)
Retained earnings                           925,695      837,391     826,270
                                         ----------   ----------  ----------
Total shareholders' equity                1,032,805      941,905     931,209
                                         ----------   ----------  ----------


TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                   $1,534,751   $1,376,664  $1,310,538
                                         ==========   ==========  ==========

The accompanying notes are an integral part of these financial statements.

                       W.W. Grainger, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS
              (In thousands of dollars except for per share amounts)

                                                 Years Ended December 31,
                                     ----------------------------------------
                                        1994           1993          1992
                                     ----------     ----------     ----------
Net sales                            $3,023,076     $2,628,398     $2,364,421

Cost of merchandise sold              1,951,321      1,653,534      1,504,893
                                     ----------     ----------     ----------
Gross profit                          1,071,755        974,864        859,528

Warehousing, marketing, and
  administrative expenses               787,137        721,904        631,097

Restructuring charges                    53,082            800           --
                                     ----------     ----------     ----------
Total operating expenses                840,219        722,704        631,097
                                     ----------       --------     ----------
Operating earnings                      231,536        252,160        228,431

Other income or (deductions)
  Interest income                            17            480         1,764
  Interest expense                       (1,870)        (1,727)       (2,266)
  Unclassified-net                         (928)          (884)         (707)
                                     ----------     ----------     ---------
                                         (2,781)        (2,131)       (1,209)

Earnings before income taxes            228,755        250,029       227,222
Income taxes                            100,881        100,762        89,980
                                     ----------     ----------     ---------
Net earnings before cumulative effect
  of accounting changes                 127,874        149,267       137,242
Cumulative effect of accounting changes   --              (820)          --
                                      ---------     ----------     ---------
Net earnings                           $127,874       $148,447      $137,242
                                      =========     ==========     =========
Net earnings per common and common equivalent
  share before cumulative effect of
  accounting changes                      $2.50          $2.88         $2.58

Cumulative effect of accounting changes     --           (0.02)           --
                                      ---------     ----------     ---------
Net earnings per common and common
  equivalent share                        $2.50          $2.86         $2.58
                                      =========     ==========     =========
Average number of common and
common equivalent shares outstanding  51,226,476     51,910,906   53,256,629
                                      ==========     ==========   ==========

The accompanying notes are an integral part of these financial statements.

                     W.W. Grainger, Inc. and Subsidiaries
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           (In thousands of dollars except for per share amounts)

                                        Additional     Restricted
                             Common    Contributed      Unearned     Retained
                              Stock      Capital      Compensation   Earnings
                             -------     -------      ------------  ---------
Balance at January 1, 1992   $26,457     $73,938         $(499)     $760,541

Exercise of stock options         98       6,138            --            --
Purchase of 733,000 shares of
  Common Stock                  (367)     (1,045)           --       (37,218)
Amortization of restricted
  Common Stock compensation       --          19           200            --
Net earnings                      --          --            --       137,242
Cash dividends paid
($0.65 per share)                 --          --            --       (34,295)
                             -------     -------          ----      --------
Balance at December 31, 1992  26,188      79,050          (299)      826,270

Exercise of stock options         41       2,821            --            --
Purchase of 1,777,000 shares
  of Common Stock               (888)     (2,712)           --     (101,054)
Issuance of 2,700 shares of
  restricted Common Stock          1         154          (155)          --
Amortization of restricted
  Common Stock compensation       --          51           262           --
Net earnings                      --          --            --      148,447
Cash dividends paid
  ($0.705 per share)              --          --            --      (36,272)
                             -------     -------          ----     --------
Balance at December 31, 1993  25,342      79,364          (192)     837,391

Exercise of stock options         33       2,420            --           --
Cancellation of 700 shares
  of restricted Common Stock      --         (35)           35           --
Amortization of restricted
  Common Stock compensation       --          47            96           --
Net earnings                      --          --            --      127,874
Cash dividends paid
  ($0.78 per share)               --          --            --      (39,570)
                             -------     -------          ----     --------
Balance at December 31, 1994 $25,375     $81,796         $ (61)    $925,695
                             =======     =======         =====     ========
The accompanying notes are an integral part of these financial statements.

                      W.W. Grainger, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                                  Years Ended December 31,
                                              --------------------------------
                                                 1994       1993       1992
                                              --------    --------   ---------
Cash flows from operating activities:
  Net earnings                                $127,874    $148,447    $137,242
  Provision for losses on accounts receivable    9,928       8,147      10,326
  Depreciation and amortization:
  Property, buildings, and equipment            49,795      40,576      35,217
  Intangibles and goodwill                      16,855      18,588      13,903
  Restructuring charges-non-cash                68,363          75          --
  Change in operating assets and liabilities,
  net of effects of acquisitions of businesses
  and restructuring charges:
  (Increase) in accounts receivable            (56,268)    (42,593)   (30,433)
  (Increase) decrease in inventories           (70,060)    (33,981)    23,692
  (Increase) decrease in prepaid expenses       (3,401)      1,024       (736)
  Increase (decrease) in trade accounts payable 48,345      26,216     (9,583)
  Increase (decrease) in other current liab.    25,393        (554)    24,698
  Increase in current income taxes payable       3,878       9,132      3,315
  Increase in accrued employment related
    benefits costs                               2,524       8,268        421
  (Decrease) in deferred income taxes          (31,794)    (22,441)   (12,398)
  Other-net                                        (50)      1,594        704
                                              --------    --------   --------
Net cash provided by operating activities      191,382     162,498    196,368

Cash flows from investing activities:
  Additions to property, buildings, and
   equipment                                  (120,357)    (98,405)   (49,920)
  Proceeds from sale of property, buildings,
   and equipment                                 2,573         533      1,072
  Expenditures for business acquisitions-
   net of cash balances assumed                     --          --   (167,249)
  Other-net                                       (240)        866     (2,678)
                                              --------    --------   --------
Net cash (used in) investing activities       (118,024)    (97,006)  (218,775)

                         W.W. Grainger, Inc. and Subsidiaries
                   CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED
                             (In thousands of dollars)

                                                  Years Ended December 31,
                                             -------------------------------
                                              1994         1993          1992
                                             --------     -------    --------
Cash flows from financing activities:
  Net change in short-term debt              $(23,164)    $34,298     $    --
  Proceeds from long-term debt                    775       1,400       2,950
  Long-term debt payments                      (1,179)     (5,414)     (1,804)
  Retirement of long-term debt assumed in
   business acquisition                            --          --      (8,227)
  Stock options exercised                       1,155       1,178       3,211
  Tax benefit of stock incentive plan           1,345       1,735       3,044
  Purchase of Company Common Stock                 --    (104,654)    (38,630)
  Cash dividends paid                         (39,570)    (36,272)    (34,295)
                                             --------    --------    --------
Net cash (used in) financing activities       (60,638)   (107,729)    (73,751)
                                             --------    --------    --------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                         12,720     (42,237)    (96,158)
                                             --------    --------    --------
Cash and cash equivalents at
  beginning of year                             2,572      44,809     140,967
                                             --------    --------    --------
Cash and cash equivalents at end of year      $15,292      $2,572     $44,809
                                             ========    ========    ========
Non-Cash Investing and Financing Activities
  Acquisition of businesses:
  Fair value of assets acquired               $    --      $   --    $186,747
  Liabilities assumed, net of long-term debt       --          --     (11,271)
  Long-term debt assumed in business acquisition   --          --      (8,227)
                                              -------      ------    --------
  Net assets acquired                         $    --      $   --    $167,249
                                              =======      ======    ========
The accompanying notes are an integral part of these financial statements.

                          W.W. Grainger, Inc. and Subsidiaries
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1994, 1993, and 1992

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Industry Information
The Company is a nationwide distributor of maintenance, repair, and operating supplies and related information to commercial, industrial, contractor, and institutional customers. The Company operates within a single industry segment.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions are eliminated from the consolidated financial statements.

Accounting Changes
Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (see Note
15) and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (see Note 10). In the fourth quarter of 1993, retroactive to January 1, 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits" (see Note 10).

Inventories
Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method.

Property, Buildings, and Equipment
Property, buildings, and equipment are valued at cost.For financial statement purposes, depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on the declining-balance and sum-of-the-years-digits methods. For income tax purposes, the Company uses the maximum allowable accelerated methods.Improvements to leased property are being amortized over the initial terms of the respective leases or the estimated service lives of the improvements, whichever is shorter.The Company capitalized interest costs of $1,929,000, $1,258,000, and $1,110,000 in 1994,
1993, and 1992, respectively.

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

Note 2 - Restructuring Charges

In December 1993, the Company announced its decision to integrate its sanitary supply business with the core business. Based on the results of that program, the Company announced in July 1994 its intention to similarly integrate its Allied Safety (safety products) and Bossert Industrial Supply (production consumable products) units. In conjunction with the integration of these business units, the Company also began the process of consolidating financial, information services, and human resource functions. In the fourth quarter, the Company recorded a $67,097,000 pretax charge ($48,398,000 or 94 cents per share on an after tax basis) to recognize the expected costs associated with the above efforts. Total restructuring charges for 1994 and 1993 were:

                                                    Years Ended December 31,
                                                    ------------------------
                                                       1994            1993
                                                    ---------         ------
                                                    (In thousands of dollars
                                                 except for per share amounts)
Inventory writedowns-charged to cost of goods sold    $16,308        $    --
                                                      -------          -----
Operating expenses:
  Revaluation of goodwill and other intangibles        24,249             --
  Non-inventory asset write-downs                       9,350             --
  Severance and related benefits                       10,917             --
  Lease payments and other facility expenses            7,862            152
  Other                                                   704            648
                                                      -------          -----
  Charged to operating expenses                        53,082            800

Total                                                 $69,390           $800
                                                      =======          =====
Total, net of tax                                     $49,779           $482
                                                      =======          =====
Effect on earnings per common and common
   equivalent share                                     $0.97          $0.01
                                                      =======          =====

NOTE 3-BUSINESS ACQUISITION

Effective May 1, 1992, the Company completed the acquisition of the assets and business of Lab Safety Supply, Inc., a leading direct marketer and distributor of safety products. The acquisition included cash payments of $161,343,000 and the assumption of certain liabilities of Lab Safety Supply, Inc. including $8,227,000 of long-term debt. The acquisition was accounted for as a purchase. Included in the purchase price was $121,367,000 which was allocated to intangibles including customer list and goodwill, to be amortized over useful lives of five to forty years. The acquisition was funded from internal sources and the issuance of $72,727,000 of short-term debt.The following unaudited pro forma summary combines the consolidated results of operations of the Company and Lab Safety Supply, Inc. as if the acquisition had occurred at the beginning of 1992. The pro forma amounts give effect to certain adjustments, including the amortization of intangibles, the amortization of non-competition agreements, certain executive compensation, increased interest expense, lost interest income, and income tax effects. This pro forma summary does not necessarily reflect the results of operations as they would have been if the companies had constituted a single entity during such periods and is not necessarily indicative of results which may be obtained in the future.

                                               Year Ended December 31, 1992
                                               ----------------------------
                                                (In thousands of dollars
                                               except for per share amount)
Sales                                                   $2,411,758
Net earnings                                              $135,830
Earnings per common and common equivalent share             $2.55

NOTE 4-CASH FLOWS

The Company considers investments in highly liquid debt instruments, purchased with an original maturity of ninety days or less, to be cash equivalents. For cash equivalents the carrying amount approximates fair value due to the short maturity of those instruments. Cash paid during the year for:

                                                   1994      1993      1992
                                                 --------  --------  --------
                                                    (In thousands of dollars)
Interest (net of amount capitalized)               $1,836    $1,837    $2,235
                                                 ========  ========   =======
Income taxes                                     $127,039  $106,085   $95,691
                                                 ========  ========   =======

NOTE 5 CASH

Checks outstanding of $37,088,000, $16,521,000, and $23,713,000 are included in Trade accounts payable at December 31, 1994, 1993, and 1992, respectively.

NOTE 6-CONCENTRATION OF CREDIT RISK

The Company places temporary cash investments with institutions of high credit quality and, by policy, limits the amount of credit exposure to any one institution.The Company has a broad customer base representing many diverse industries doing business in all regions of the United States. Consequently, in management's opinion, no significant concentration of credit risk exists for the Company.

NOTE 7-INVENTORIES

Inventories primarily consist of merchandise purchased for resale.Inventories would have been $184,364,000, $179,450,000, and $168,363,000 higher than reported at December 31, 1994, 1993, and 1992, respectively, if the first-in, first-out (FIFO) method of inventory accounting had been used.

NOTE 8-OTHER ASSETS
Included in other assets are intangibles such as customer lists and goodwill. Customer lists are amortized on a straight-line basis over periods of five to sixteen years. Goodwill represents the cost in excess of net assets of acquired companies and is amortized on a straight-line basis over forty years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the present value of projected future cash flows is less than their carrying value. Other assets at December 31, 1994, 1993, and 1992 were:

                                                   1994      1993       1992
                                                --------   --------  --------
                                                   (In thousands of dollars)
Customer lists                                   $93,857   $102,015  $102,015
Goodwill                                          25,635     46,283    46,197
Other intangibles                                  3,875      6,472     6,472
                                                --------   --------  --------
                                                 123,367    154,770   154,684
Less accumulated amortization                     37,266     29,528    14,133
                                                  86,101    125,242   140,551
Sundry                                            15,862     18,157    23,028
                                                --------   --------  --------
Total                                           $101,963   $143,399  $163,579
                                                ========   ========  ========

Other assets decreased in 1994 primarily due to the revaluation of goodwill and other intangibles that occurred in conjunction with the fourth quarter restructuring charge as described in Note 2.

NOTE 9-SHORT-TERM DEBT

During 1994 and 1993, the Company borrowed funds to finance working capital needs. In 1992, the Company borrowed funds to partially finance the acquisition of Lab Safety Supply, Inc. The following summarizes information concerning short-term debt:
                                                 1994       1993       1992
                                              -------     -------    -------
Bank Notes                                        (In thousands of dollars)
----------
Outstanding at December 31                    $ 3,739     $22,316     $   --
Maximum month-end balance during the year     $27,170     $27,725     $36,000
Average amount outstanding during the year    $ 9,973     $ 8,493     $ 5,035
Weighted average interest rates during the year   4.6%        3.4%        3.8%
Weighted average interest rates at December 31    8.0%        3.5%         --%

Commercial Paper
----------------
Outstanding at December 31                     $7,395     $11,982     $    --
Maximum month-end balance during the year     $49,985     $28,581     $36,727
Average amount outstanding during the year    $23,143     $ 7,935     $ 9,885
Weighted average interest rates during the year   4.4%        3.2%        3.9%
Weighted average interest rates at December 31    6.3%        3.3%         --%

The Company had available lines of credit of $54,000,000 at December 31, 1994, $28,500,000 at December 31, 1993, and $75,000,000 at December 31, 1992. Of the
total available at December 31, 1994, $50,000,000 were in place to support commercial paper outstanding, and carried commitment fees of 1/8%. There were no borrowings under these credit lines. The remaining $4,000,000 credit line available at December 31, 1994 was used to support working capital needs. This line carried a commitment fee of 1/4% and an additional fee of 1/8% on the unused portion.

NOTE 10-EMPLOYEE BENEFITS

RETIREMENT PLANS. A majority of the Company's employees are covered by a noncontributory profit sharing plan. This plan provides for annual employer contributions based upon a formula related primarily to earnings before federal income taxes, limited to 15% of the total compensation paid to all eligible employees. The Company also sponsors additional profit sharing and defined contribution plans which cover most other employees. Provisions under all plans were $46,117,000, $42,056,000, and $37,289,000 for the years ended
December 31, 1994, 1993, and 1992, respectively.

POSTRETIREMENT BENEFITS. The Company has a health care benefits plan covering most of its retired employees and their dependents. A majority of the Company's employees become eligible for these benefits when they qualify for retirement while working for the Company. On January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The statement requires the Company to accrue the estimated cost of providing postretirement benefits during the working careers of those employees who could become eligible for such benefits when they retire. Because the Company had previously accrued postretirement benefits, the effect of adoption of SFAS No. 106 was not material.The amount charged to operating expense for postretirement benefits was $3,153,000, $2,600,000, and $2,000,000 for the years ended December 31, 1994, 1993, and 1992, respectively. Components of the 1994 and 1993 expense were:

                                                 1994              1993
                                               -------           --------
                                               (In thousands of dollars)
Service cost                                    $1,887            $1,566
Interest cost                                    1,695             1,553
Actual return on assets                            (17)             (472)
Amortization of transition asset
   (22 year amortization)                         (143)             (143)
Deferred asset (loss) gain                        (339)               96
Unrecognized loss                                   29                --
Prior service cost                                  41                --
                                                ------            ------
                                                $3,153            $2,600
                                                ======            ======

Participation in the plan is voluntary at retirement and requires participants to make contributions, as determined by the Company, toward the cost of the plan. The accounting for the health plan anticipates future cost-sharing changes to retiree contributions that will maintain the current cost-sharing ratio between the Company and the retirees. A Group Benefit Trust has been established as the vehicle to process benefit payments. The assets of the trust are invested in a Standard & Poors 500 index fund. The assumed weighted average long-term rate of return is 5.9%, which is net of a 42.3% tax rate.The funding of the trust includes an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986, as amended, and was $737,000, $211,000, and $1,579,000 for the years ended December 31, 1994, 1993, and 1992, respectively.

A reconciliation of funded status as of December 31, 1994 and 1993 is as follows:
                                                        1994           1993
                                                      --------      --------
                                                    (In thousands of dollars)
Accumulated Postretirement Benefit Obligation (APBO):
  Retirees and their dependents                        $(3,715)     $(4,044)
  Fully eligible active plan participants               (1,331)        (879)
  Other active plan participants                       (17,299)     (17,165)
                                                      --------      -------
  Total APBO                                           (22,345)     (22,088)
Plan assets at fair value                                6,199        5,993
                                                      --------      -------
Funded status                                          (16,146)     (16,095)
Unrecognized transition asset                           (2,856)      (2,999)
Unrecognized net (gain) loss                            (3,443)         823
Unrecognized prior service cost                          1,758           --
                                                      --------     --------
Accrued postretirement benefits cost                  $(20,687)    $(18,271)
                                                      ========     ========

In determining the APBO as of December 31, 1994, the assumed weighted average discount rate used was 8.5%. To determine the APBO as of December 31, 1993, the assumed weighted average discount rate was 7.3%. The assumed health care cost trend rate for 1994 through 1998 was 10.0%. Beginning in 1999, the assumed health care cost trend rate declines on a straight-line basis until 2008, when the ultimate trend rate of 5.6% will be achieved.If the assumed health care cost trend rate was increased by one percentage point for each year, the APBO as of December 31, 1994 would increase by $4,637,000. The aggregate of the service cost and interest cost components of the 1994 net periodic postretirement benefits expense would increase by $921,000.

POSTEMPLOYMENT BENEFITS. In the fourth quarter of 1993, retroactive to January 1, 1993, the Company adopted SFAS No. 112, "Employer's Accounting for Postemployment Benefits". This statement requires the accrual of certain benefits provided to former or inactive employees, after employment but before retirement, if attributable to an employee's service already rendered.The Company benefits accrued under SFAS No. 112 included long-term disability health care benefits, short-term disability salary continuation benefits, and COBRA benefits in excess of participant contributions. The cumulative effect at January 1, 1993 of adopting SFAS No. 112 reduced Net earnings by $4,033,000 or eight cents per share. The effect of this change on 1993 Net earnings before the cumulative effect of accounting changes was not material.

NOTE 11-LONG-TERM DEBT

Long-term debt consisted of the following at December 31:

                                                   1994       1993     1992
                                                 -------   -------  -------
                                                  (In thousands of dollars)
Industrial development revenue bonds             $26,150   $26,225  $25,600
Other                                              1,322     1,651    6,290
                                                 -------   -------  -------
                                                  27,472    27,876   31,890
Less current maturities                           26,449    21,662   24,954
                                                 -------   -------  -------
                                                  $1,023    $6,214   $6,936
                                                 =======   =======  =======

The industrial development revenue bonds include various issues that bear interest at a variable rate up to 15%, or variable rates up to 78.2% of the prime rate, and come due in various amounts from 2001 through 2011. Interest rates on some of the issues are subject to change at certain dates in the future. The bondholders may require the Company to redeem certain bonds concurrent with a change in interest rates and certain other bonds annually. At December 31, 1994, all of the bonds were subject to these redemption options. In addition, $12,045,000 of these bonds had an unsecured liquidity facility available at December 31, 1994 for which the Company compensated a bank through a commitment fee of 1/8%. There were no borrowings related to these facilities at December 31, 1994. The Company classified $26,150,000, $21,255,000, and $20,555,000 of bonds currently subject to redemption options in current maturities of long-term debt at December 31, 1994, 1993, and 1992, respectively.The aggregate amounts of long-term debt maturing in each of the five years subsequent to December 31, 1994 are as follows:

                                                  Amounts           Amounts
                                              Payable Under       Subject to
                                                 Terms of         Redemption
                                                Agreements         Options
                                              -------------       ----------
                                                 (In thousands of dollars)
1995                                               $299            $26,150
1996                                                146                 --
1997                                                163                 --
1998                                                182                 --
1999                                                 75                 --

NOTE 12-LEASES

The Company leases various land, buildings, and equipment. The Company capitalizes all significant leases which qualify as capital leases.At December 31, 1994, the approximate future minimum aggregate payments for all leases were as follows:

                                         Operating Leases
                                   -----------------------------
                                     Real     Personal                Capital
                                   Property   Property     Total      Leases
                                   --------   --------   -------      -------
                                            (In thousands of dollars)
1995                               $14,636     $1,555    $16,191     $  240
1996                                12,178         40     12,218        240
1997                                 9,800         26      9,826        240
1998                                 7,798         15      7,813        240
1999                                 7,146          5      7,151        240
2000-2034                            7,391         --      7,391        338
                                   -------     ------    -------     -------
Total minimum payments required    $58,949     $1,641    $60,590      1,538
                                   =======     ======    =======
Less imputed interest                                                   450
                                                                     ------
Present value of minimum
  lease payments (included
  in long-term debt)                                                 $1,088
                                                                     ======

Total rent expense, including both items under lease and items rented on a month-to-month basis, was $20,935,000, $22,264,000, and $21,421,000 for 1994,
1993, and 1992, respectively.

NOTE 13-STOCK INCENTIVE PLAN

The Company's Long-Term Stock Incentive Plan ("The Plan"), allows the Company to grant a variety of incentive awards to key employees of the Company. These awards involve the use of a maximum of 4,028,414 shares of common stock, in connection with awards of non-qualified stock options, stock appreciation rights, restricted stock, phantom stock rights, and other stock based awards.The Plan authorizes the granting of restricted stock which is held by the Company until certain terms and conditions as specified by the Company are satisfied. Except for the right of disposal, holders of restricted stock have full shareholders' rights during the period of restriction, including voting rights and the right to receive dividends. Compensation expense related to restricted stock awards is based upon market price at date of grant and is charged to earnings on a straight-line basis over the period of restriction. The Plan authorizes the granting of options to purchase shares at a price of not less than 85% of the closing market price on the last trading day preceding the date of grant. The options expire within ten years after the date of grant. The Plan also permits the granting of stock appreciation rights, either alone or in tandem with options already granted and to be granted in the future. The stock appreciation rights permit the holder to receive stock, cash, or a combination thereof, equal to the amount by which the fair market value on the date of exercise exceeds the option price. Exercise of a stock option or a stock appreciation right automatically cancels any respective tandem stock appreciation right or stock option. Shares covered by terminated, surrendered or cancelled options or stock appreciation rights that are unexercised, by forfeited restricted stock, or by the forfeiture of other awards that do not result in shares being issued, are again available for awards under the Plan.

In 1994, 1993, and 1992, 4,615 shares of restricted stock were released each year. There were no shares of restricted stock issued in 1994 or 1992. There were 2,650 shares of restricted stock issued in 1993.

There was no activity relating to stock appreciation rights in 1994, 1993, or 1992, and at December 31, 1994, there were no stock appreciation rights outstanding.
Transactions involving stock options are summarized as follows:

                                                 Option Price
                                Option Shares      Per Share       Exercisable
                                -------------    ------------      -----------
Outstanding at January 1, 1992    1,435,302      $9.75-$47.38      1,418,802
                                                                   =========
  Granted                           204,440        $51.50
  Exercised                        (266,288)     $9.75-$41.06
  Cancelled or expired              (14,380)    $40.06-$51.50
                                  ---------
Outstanding at December 31, 1992  1,359,074     $12.84-$51.50      1,152,514
                                                                   =========
  Granted                           193,510        $58.75
  Exercised                        (132,914)    $12.84-$41.06
  Cancelled or expired               (4,400)    $43.00-$58.75
                                  ---------
Outstanding at December 31, 1993  1,415,270     $13.31-$58.75      1,019,600
                                                                   =========
  Granted                           202,360        $61.50
  Exercised                         (90,196)    $13.31-$51.50
  Cancelled or expired              (13,230)    $22.75-$61.50
                                  ---------
Outstanding at December 31, 1994  1,514,204     $15.31-$61.50      1,124,164
                                  =========                        =========

Options available for grant were 3,172,009, 3,361,139, and 3,552,899 at December 31, 1994, 1993, and 1992, respectively. All options were issued at market price on the date of grant.

NOTE 14-ISSUANCE OF PREFERRED SHARE PURCHASE RIGHTS

The Company has adopted a Shareholder Rights Plan, under which there is outstanding one preferred share purchase right (Right) for each outstanding share of the Company's Common Stock. Each Right, under certain circumstances, may be exercised to purchase one two-hundredth of a share of Series A Junior Participating Preferred Stock (intended to be the economic equivalent of one share of the Company's Common Stock) at a price of $125, subject to adjustment. The Rights become exercisable only after a person or a group, other than a person or group exempt under the plan, acquires or announces a tender offer for 20% or more of the Company's Common Stock.If a person or group, other than a person or group exempt under the plan, acquires 20% or more of the Company's Common Stock or if the Company is acquired in a merger or other business combination transaction, each Right generally entitles the holder, other than such person or group, to purchase, at the then-current exercise price, stock and/or other securities or assets of the Company or the acquiring company having a market value of twice the exercise price.The Rights expire on May 15, 1999 unless earlier redeemed. They generally are redeemable at $.01 per Right until thirty days following announcement that a person or group, other than a person or group exempt under the plan, has acquired 20% or more of the Company's Common Stock. They are also automatically redeemable, at the redemption price, upon consummation of certain transactions approved by shareholders in accordance with procedures provided in the plan.The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings of the Company.

NOTE 15-INCOME TAXES

Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes". The cumulative effect of this accounting change increased net earnings by $3,213,000 or six cents per share in 1993. The adoption of SFAS No. 109 changed the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. Previously the Company deferred the tax effects of timing differences between financial reporting income and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial bases and the tax bases of assets and liabilities.Income tax expense consisted of the following:

                                             1994         1993          1992
                                           --------    --------      --------
                                                (In thousands of dollars)
Current:
  Federal                                  $108,053     $95,558       $82,915
  State                                      24,622      21,766        19,463
                                           --------    --------       -------
   Total current                            132,675     117,324       102,378
Deferred                                    (31,794)    (11,795)      (12,398)
Net effect of the Omnibus Budget
  Reconciliation Act of 1993                     --      (4,767)           --
                                           --------    --------       -------
Total provision                            $100,881    $100,762       $89,980
                                           ========    ========       =======

In accordance with the provisions of SFAS No. 109, the deferred income tax benefit for 1994 represents the effects of the changes in the amounts of temporary differences during 1994. The income tax effects of temporary differences that gave rise to the net deferred tax asset as of December 31, 1994 and 1993 were:

                                                       1994            1993
                                                      -------        --------
                                                     (In thousands of dollars)
Current deferred tax assets (liabilities):
  Inventory valuations                                $25,001         $21,263
  Administrative and general expenses
  deducted on a paid basis for tax purposes            25,117          21,651
  Restructuring costs                                  17,288             --
  Other                                                   956           1,494
                                                      -------         -------
   Total net current deferred tax asset                68,362          44,408
                                                      -------         -------

Noncurrent deferred tax assets (liabilities):
  Purchased tax benefits                              (35,432)        (37,515)
  Temporary differences related to property,
  building, and equipment                              (2,424)         (3,368)
  Intangible amortization                              11,479           7,247
  Employment related benefits expense                  10,625           9,620
  Other                                                   575             999
                                                      -------         -------
   Total net noncurrent deferred tax liability        (15,177)        (23,017)
                                                      -------         -------
Net deferred tax asset                                $53,185         $21,391
                                                      =======         =======

The purchased tax benefits represent lease agreements acquired in prior years under the provisions of the Economic Recovery Act of 1981.

A reconciliation of income tax expense with federal income taxes at the statutory rate follows:

                                               1994         1993         1992
                                             -------      -------      -------
                                                  (In thousands of dollars)
Federal income taxes at the statutory rate $ 80,064 $ 87,510 $77,256 State income taxes, net of
  federal income tax benefits                 11,145       12,077       11,170
Nondeductible restructuring costs              8,189           --           --
Other-net                                      1,483        1,175        1,554
                                            --------     --------      -------
  Income tax expense                        $100,881     $100,762      $89,980
                                            ========     ========      =======
  Effective tax rate                           44.1%        40.3%        39.6%
                                            ========     ========      =======

The Omnibus Budget Reconciliation Act of 1993 increased the maximum corporate federal tax rate from 34% to 35% retroactive to January 1, 1993. The effect of this rate change on the Company's deferred tax balances was not material.

NOTE 16-SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

A summary of selected quarterly information for 1994 and 1993 is as follows:

                                          1994 Quarter Ended
                       -------------------------------------------------------
                        (In thousands of dollars except for per share amounts)
                        March 31  June 30  September 30  December 31    Total
                       --------- --------  ------------  ----------- ---------
Net sales              $706,369  $768,554   $779,300     $768,853   $3,023,076
Gross profit            255,626   268,792    273,536      273,801    1,071,755
Net earnings            $41,538   $42,324    $43,045         $967     $127,874
Net earnings per common
 and common equivalent
 share                    $0.81     $0.83      $0.84        $0.02        $2.50
                       ========  ========  =========     ========   ==========

                                          1993 Quarter Ended
                       -------------------------------------------------------
                        (In thousands of dollars except for per share amounts)
                        March 31  June 30  September 30  December 31   Total
                       --------  --------  ------------  ---------- ---------
Net sales              $606,183  $660,407   $698,835     $662,973  $2,628,398
Gross profit            228,372   241,672    251,453      253,367     974,864
Net earnings before
  cumulative effect of
  accounting changes     34,185    35,445     38,714       40,923     149,267
Cumulative effect of
  accounting changes       (820)       --         --          --         (820)
Net earnings            $33,365   $35,445    $38,714      $40,923    $148,447
Net earnings per common
  and common equivalent
  share before accounting
  changes                 $0.65     $0.68      $0.75        $0.80      $2.88
Cumulative effect of
  accounting changes      (0.02)       --        --           --       (0.02)
Net earnings per common
  and common equivalent
  share                   $0.63     $0.68      $0.75        $0.80      $2.86
                        =======  ========   ========     ========   ========

In 1993, the Company elected early adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits", which resulted in an after tax charge of eight cents per share. The Company also adopted SFAS No. 109, "Accounting for Income Taxes", which resulted in after tax income of six cents per share. The cumulative effect of accounting changes was a net after tax expense of two cents per share.

In 1994, the Company recorded pretax restructuring charges of $69,390,000. Selected quarterly information excluding these charges is as follows:

                                      1994 Quarter Ended
                      -------------------------------------------------------
                       (In thousands of dollars except for per share amounts)
                      March 31   June 30  September 30  December 31    Total
                      --------  --------  ------------  ----------- ---------
Net earnings          $41,741   $43,033      $43,514     $49,365     $177,653
                      =======   =======   ============  =========== =========
Net earnings per
common and common
 equivalent share       $0.81     $0.85        $0.85       $0.96        $3.47
                      =======   =======   ===========   =========== =========

In the quarter ended December 31, 1993 the Company recorded pretax restructuring charges of $800,000 ($482,000 or one cent per share on an after tax basis).

                       W.W. Grainger, Inc. and Subsidiaries
                  SCHEDULE II-ALLOWANCE FOR DOUBTFUL ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992
                          (In thousands of dollars)

                        Balance at  Charged to                       Balance
                        beginning   costs and                         at end
Description             of period   expenses  Deductions(a) Other(b) of period
---------------------   ----------  --------- ------------- -------- ---------
Allowance for
  doubtful accounts

1994                     $13,573     $10,331    $8,571       $--     $15,333

1993                      13,810       8,147     8,384       $--      13,573

1992                      12,826      10,326    10,042        700     13,810






(a) Accounts charged off as uncollectible, less recoveries.
(b) Businesses acquired.