Form 10-Q
period 1995-03-31
GRAINGER W W INC
filed 1995-05-15
CIK 277135

13 pages complete


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                             FORM 10-Q QUARTERLY REPORT

                              __________________________

               X   Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                    For the quarterly period ended March 31, 1995

                                        or

                    Transition Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934
                           For the transition period from
                        ______________ to ________________

                        __________________________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
   Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 50,790,289 shares of the Company's Common Stock were outstanding as of April 28, 1995.






   (1)

   PART I - FINANCIAL INFORMATION

                   W.W. Grainger, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF EARNINGS
              (In thousands of dollars except for per share amounts)
                               (Unaudited)

                                              Three Months Ended March 31,
                                               1995               1994
                                             --------          ---------
   Net sales                                 $806,827          $706,369

   Cost of merchandise sold                   515,122           450,743
                                              -------          --------
     Gross profit                             291,705           255,626

   Warehousing, marketing, and
   administrative expenses                    213,530           185,096

   Restructuring charges                            -               337
                                              -------           -------
     Total operating expenses                 213,530           185,433
                                              -------           -------
     Operating earnings                        78,175            70,193

   Other income or (deductions)
     Interest income                              155                12
     Interest expense                             (83)             (339)
     Unclassified-net                             130              (288)
                                              -------            -------
                                                  202              (615)

     Earnings before income taxes              78,377            69,578

   Income taxes                                31,508            28,040

     Net earnings                            $ 46,869          $ 41,538
                                             ========          ========
   Net earnings per common and common
   equivalent share                             $0.92             $0.81
                                             ========           =======
   Average number of common and
   common equivalent shares outstanding    51,216,696        51,230,731
                                           ==========        ==========
   Cash dividends paid per share                $0.20             $0.18
                                             ========          ========




   The accompanying notes are an integral part of these financial statements.

   (2)

                       W.W. Grainger, Inc. and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)
                                   (Unaudited)

   ASSETS                                        March 31, 1995 Dec. 31, 1994
   -------------------------------------         -------------- -------------
   CURRENT ASSETS
    Cash and cash equivalents                       $   14,084    $   15,292
    Accounts receivable, less allowance for doubtful
     accounts of $16,091 in 1995 and $15,333 in 1994   365,454       345,793
    Inventories                                        535,539       519,966
    Prepaid expenses                                    14,772        14,233
    Deferred income tax benefits                        68,163        68,362
       Total current assets                            998,012       963,646
   PROPERTY, BUILDINGS, AND EQUIPMENT                  830,492       810,217
    Less accumulated depreciation and amortization     354,217       341,075
                                                    ----------    ----------
    Property, buildings, and equipment-net             476,275       469,142
   OTHER ASSETS                                         98,142       101,963
                                                    ----------    ----------
   TOTAL ASSETS                                     $1,572,429    $1,534,751
                                                    ==========    ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ---------------------------------------------
   CURRENT LIABILITIES
    Short-term debt                                 $   34,983    $   11,134
    Current maturities of long-term debt                26,284        26,449
    Trade accounts payable                             229,700       226,459
    Accrued liabilities                                126,054       172,359
    Income taxes                                        43,672        22,650
                                                    ----------    ----------
       Total current liabilities                       460,693       459,051
   LONG-TERM DEBT (less current maturities)                989         1,023
   DEFERRED INCOME TAXES                                13,195        15,177
   ACCRUED EMPLOYMENT RELATED BENEFITS COSTS            27,659        26,695
   SHAREHOLDERS' EQUITY
    Cumulative Preferred Stock - $5.00
     par value - authorized 6,000,000 shares,
     issued and outstanding, none                            -             -
    Common Stock - $0.50 par value - authorized
     150,000,000 shares, issued and outstanding,
     50,782,505 shares in 1995 and 50,749,681 shares
     in 1994                                            25,391        25,375
    Additional contributed capital                      82,139        81,796
    Unearned restricted stock compensation                 (50)          (61)
    Retained earnings                                  962,413       925,695
                                                     ---------     ---------
       Total shareholders' equity                    1,069,893     1,032,805
                                                     ---------     ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $1,572,429    $1,534,751
                                                    ==========    ==========
   The accompanying notes are an integral part of these financial statements.
   (3)

                      W.W. Grainger, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)
                                   (Unaudited)

                                                 Three Months Ended March 31,
                                                      1995           1994
                                                    -------        -------
   Cash flows from operations:
    Net earnings                                    $46,869        $41,538
    Provision for losses on accounts receivable       2,602          2,692
    Depreciation and amortization:
      Property, buildings and equipment              15,112         12,696
      Intangibles and goodwill                        3,961          4,472
    Change in operating assets and liabilities:
      (Increase) in accounts receivable             (22,263)       (26,451)
      (Increase) in inventories                     (15,573)       (15,338)
      (Increase) in prepaid expenses                   (539)        (1,876)
      Increase in trade accounts payable              3,241         22,996
      (Decrease) in other current liabilities       (46,305)       (23,810)
      Increase in current income taxes payable       21,022         20,537
      Increase in accrued employment related
        benefits costs                                  964          1,285
      (Decrease) in deferred income taxes            (1,783)        (2,415)
    Other-net                                           (96)          (111)
                                                    -------         -------
   Net cash provided by operating activities          7,212          36,215
                                                    -------         -------
   Cash flows from investing activities:
    Additions to property, buildings, and
     equipment - net of dispositions                (22,242)       (19,104)
    Other - net                                         (36)          (208)
                                                    -------        -------
   Net cash (used in) investing activities          (22,278)       (19,312)
                                                    -------         -------
   Cash flows from financing activities:
    Net proceeds from short-term debt                23,849          3,558
    Long-term debt payments                            (199)          (200)
    Stock incentive plan                                359            455
    Cash dividends paid                             (10,151)        (9,126)
                                                    -------        -------
   Net cash provided by (used in) financing
   activities                                        13,858         (5,313)
                                                    -------        -------
   Net (decrease) increase in cash and
   cash equivalents                                  (1,208)        11,590
   Cash and cash equivalents at beginning of year    15,292          2,572
                                                    -------        -------
   Cash and cash equivalents at end of period       $14,084        $14,162
                                                    =======        =======


   The accompanying notes are an integral part of these financial statements.
   (4)

                            W.W. Grainger, Inc. and Subsidiaries
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


   1.  BASIS OF STATEMENT PRESENTATION

   The financial statements and the related notes are condensed and should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1994, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

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

   Checks outstanding of $37,159,000 and $37,088,000 were included in trade accounts payable at March 31, 1995 and December 31, 1994, respectively.


   2. DIVIDEND

   On April 26, 1995, the Board of Directors declared a quarterly dividend of 23 cents per share, payable June 1, 1995 to shareholders of record on May 8, 1995.







   (5)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND THE RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS



   THREE MONTHS ENDED MARCH 31, 1995 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1994:

   Net Sales

   Net sales of $806,827,000, in the 1995 first quarter, increased 14.2% from net sales of $706,369,000 for the comparable 1994 period. There were 64 sales days in both the 1995 and 1994 first quarters. The year 1995 will have one less sales day than did the year 1994 (254 versus 255).

   The sales increase for the 1995 first quarter compared with the 1994 first quarter was primarily volume related. The volume increase primarily represented the effects of the Company's market initiatives and the growth in the national economy. The Company's market initiatives included new product additions, the continuing expansion of branch facilities, adding Zone Distribution Centers (ZDC's), and the National Accounts program.

   The Company's core branch-based business experienced selling price increases of about 0.7% quarter-over-quarter. Daily sales to National Account customers within the Company's core business increased about 25%, on a comparable basis, over the 1994 first quarter.







   (6)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                               RESULTS OF OPERATIONS

   Net Earnings

   Net earnings of $46,869,000, in the 1995 first quarter, increased 12.8% when compared to net earnings of $41,538,000 for the comparable 1994 period. The net earnings increase was less than the sales increase due to slightly lower gross profit margins and operating expenses increasing at a faster rate than net sales.

   The Company's gross profit margin was virtually the same when comparing the first quarters of 1995 and 1994 (0.04 percentage point decline). Of note are the following:

   1. The change in selling price category mix had a negative impact on gross margins. This change primarily resulted from the growth in sales to core business National Accounts.

   2. Offsetting the above was a favorable product mix partially resulting from a slight decline in sales of seasonal products. The sales of seasonal products historically have had lower than average gross profit margins.

   Warehousing, marketing, and administrative (operating) expenses for the Company increased 15.2% for the 1995 first quarter compared with the 1994 first quarter. This increase was greater than the sales increase primarily due to the following factors:

   1. Increased data processing expenses related to the ongoing significant upgrade and replacement of the branch order entry, order processing, and inventory management systems. This initiative will continue throughout 1995.

   2. Increased freight-out expenses related to expanding the number of branches which were authorized to use the ZDC network for filling customer orders. This resulted in orders being shipped longer distances. These incremental expenses, by policy, were not billed to customers.

   3. Increased systems development expenses designed to support Grainger Integrated Supply Operations role in managing transactions for the Company and its future best-in-class distribution partners.

   Partially offsetting these unfavorable comparisons were the following:

   1. The continued leveraging of payroll and related benefits costs, which increased at a slower rate than sales.

   2. Lower amortization of goodwill and other acquisition related costs associated with acquired and start-up businesses.


   The Company's effective income tax rate for the first quarter of 1995 was 40.2% versus 40.3% in the comparable 1994 period. The Company's effective income tax rate for the full year 1994 would have been 40.4% without the effects of the restructuring charges recorded during 1994.




   (7)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND THE RESULTS OF OPERATIONS

                       LIQUIDITY AND CAPITAL RESOURCES




   For the three months ended March 31, 1995, working capital increased by $32,724,000. The ratio of current assets to current liabilities was 2.2 at March 31, 1995 and 2.1 at December 31, 1994. The Consolidated Statements of Cash Flows, included in this report, detail the sources and uses of cash and cash equivalents.

   The Company continues to maintain a low debt ratio and a strong liquidity position, which provide flexibility in funding working capital needs, and capital expenditures. Total debt as a percent of shareholders' equity was 5.8% at March 31, 1995 and 3.7% at December 31, 1994. For the first three months of 1995, $6,475,000 was expended for land, buildings, and facilities improvements, and $16,414,000 for data processing, office, and other equipment; a total of $22,889,000.














   (8)

                       W.W. Grainger, Inc. and Subsidiaries
                           PART II - OTHER INFORMATION


   Items 1, 2, 3, and 5 not applicable


   Item 4  Submission of Matters to a Vote of Security Holders.

   An annual meeting of shareholders of the Company was held on April 26, 1995. At that meeting:

   (a) Management's nominees listed in the proxy statement pertaining to the meeting were elected directors for the ensuing year. Of the 44,255,230 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which authority to vote in the election was withheld, were as follows with respect to each of the nominees:

                                                       Shares as to Which
                                      Shares Voted      Voting Authority
       Name                           for Election          Withheld
   ----------------                   ------------     -------------------
   G. R. Baker                          43,870,277           384,953
   R. E. Elberson                       43,871,438           383,792
   J. D. Fluno                          43,880,319           374,911
   W. H. Gantz                          43,876,978           378,252
   D. W. Grainger                       43,880,154           375,076
   R. L. Keyser                         43,881,640           373,590
   J. W. McCarter, Jr.                  43,876,496           378,734
   J. D. Slavik                         43,881,953           373,277
   H. B. Smith                          43,878,081           377,149
   F. L. Turner                         43,876,454           378,776

   (b) A proposal to ratify the appointment of Grant Thornton as independent auditors of the Company for the year ended December 31, 1995 was approved. Of the 44,255,230 shares present in person or represented by proxy at the meeting, 44,161,295 shares were voted for the proposal, 39,863 shares were voted against the proposal, and 54,072 shares abstained from voting with respect to the proposal.




   (9)

                     W.W. Grainger, Inc. and Subsidiaries
                            PART II - OTHER INFORMATION



                                                            EXHIBIT INDEX
   Item 6 Exhibits and Reports on Form 8-K (numbered in accordance with Item 601 of regulation S-K).

           (a)  Exhibits

                (11)  Computation of Earnings per Common and
                      Common Equivalent Share                         12

                (27)  Financial Data Schedule                         13

           (b)  Reports on Form 8-K.

                (i) On January 13, 1995 the Company filed a Report on Form 8-K announcing that the Company would take a fourth quarter pre-tax charge of $67,097,000, ($48,398,000 or
                     94 cents per share on an after tax basis) to recognize the expected costs associated with integration efforts.

                (ii) On March 2, 1995, the Company filed a Report on Form 8-K announcing that the Board of Directors of the Company elected Richard L. Keyser President and Chief Executive Officer, effective March 1, 1995.














   (10)

                                     SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              W.W. Grainger, Inc.
                                         --------------------------------
                                                 (Registrant)




   Date: May 10, 1995        By:           /s/  J. D. Fluno
                                         --------------------------------
                                         J. D. Fluno, Vice Chairman




   Date: May 10, 1995        By:           /s/ P. O. Loux
                                         ----------------------------------
                                         P. O. Loux, Vice President, Finance




   Date: May 10, 1995        By:           /s/ R. D. Pappano
                                         -----------------------------------
                                         R. D. Pappano, Vice President,
                                         Financial Reporting and Investor
                                         Relations








   (11)