Form 10-Q
period 1995-06-30
GRAINGER W W INC
filed 1995-08-14
CIK 277135

15 Pages Complete


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                      FORM 10-Q

                             -------------------------------

             X    Quarterly Report Pursuant to Section 13 or 15(d) of
                          the Securities Exchange Act of 1934
                           For the period ended June 30, 1995

                                         or

                  Transition Report Pursuant to Section 13 or 15(d) of
                          the Securities Exchange Act of 1934
                             For the transition period from
                          ------------ to ------------------

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

   Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 50,831,162 shares of the Company's Common Stock were outstanding as of July 31, 1995.

   (1)

   Part I - FINANCIAL INFORMATION
                     W.W. Grainger, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   (In thousands of dollars except for per share amounts)
                                     (Unaudited)
                        Three Months Ended June 30, Six Months Ended June 30,
                           1995            1994       1995        1994
   Net sales              $813,518        $768,554   $1,620,345  $1,474,923

   Cost of merchandise
   sold                    527,097         499,762    1,042,219     950,505
                          --------        --------    ---------  ----------
   Gross profit            286,421         268,792      578,126     524,418

   Warehousing, marketing,
   and administrative
   expenses                219,091         197,260      432,621     382,356

   Restructuring charges         -             330            -         667
                           -------         -------      -------     -------
   Total operating
   expenses                219,091         197,590      432,621     383,023
                           -------         -------      -------     -------
   Operating earnings       67,330          71,202      145,505     141,395

   Other income or
   (deductions)
   Interest income               2               2          157          14
   Interest expense         (1,080)           (671)      (1,163)     (1,010)
   Unclassified-net           (226)            361          (96)         73
                          --------         -------       ------     -------
                            (1,304)           (308)      (1,102)       (923)
                          --------          ------       ------     -------
   Earnings before income
   taxes                    66,026          70,894      144,403     140,472

   Income taxes             26,542          28,570       58,050      56,610
                          --------          ------      -------     -------

   Net earnings            $39,484         $42,324      $86,353     $83,862
                           =======         =======      =======     =======
   Net earnings per common
   and common equivalent
   share                     $0.77           $0.83        $1.69       $1.64
                             =====           =====        =====       =====
   Average number of common
   and common equivalent
   shares outstanding      51,219,169     51,260,049   51,217,933  51,245,390
                           ==========     ==========   ==========  ==========
   Cash dividends paid
   per share                 $0.23           $0.20        $0.43       $0.38
                             =====           =====        =====       =====
   The accompanying notes are an integral part of these financial statements.
   (2)

                  W.W. Grainger, Inc. and Subsidiaries
                       CONSOLIDATED BALANCE SHEETS
                        (In thousands of dollars)
                              (Unaudited)
   ASSETS                                        June 30, 1995  Dec. 31, 1994
   CURRENT ASSETS
   Cash and cash equivalents                     $   16,239     $   15,292
   Accounts receivable, less allowance for doubtful
   accounts of $17,015 in 1995 and $15,333 in 1994  388,211        345,793
   Inventories                                      607,491        519,966
   Prepaid expenses                                  13,880         14,233
   Deferred income tax benefits                      67,773         68,362
                                                  ---------      ---------
   Total current assets                           1,093,594        963,646
   PROPERTY, BUILDINGS, AND EQUIPMENT               859,396        810,217
   Less accumulated depreciation and amortization   367,802        341,075
                                                  ---------      ---------
   Property, buildings, and equipment-net           491,594        469,142
   OTHER ASSETS                                      95,373        101,963
                                                  ---------      ---------
   TOTAL ASSETS                                  $1,680,561     $1,534,751
                                                 ==========     ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
   Short-term debt                               $  125,350     $   11,134
   Current maturities of long-term debt              26,287         26,449
   Trade accounts payable                           249,157        226,459
   Accrued liabilities                              133,115        172,359
   Income taxes                                       6,688         22,650
                                                  ---------      ---------
   Total current liabilities                        540,597        459,051
   LONG-TERM DEBT (less current maturities)             955          1,023
   DEFERRED INCOME TAXES                             11,656         15,177
   ACCRUED EMPLOYMENT RELATED BENEFITS COSTS         28,870         26,695
   SHAREHOLDERS' EQUITY
   Cumulative Preferred Stock - $5.00
   par value - authorized 6,000,000 shares,
   issued and outstanding, none                           -              -
   Common Stock - $0.50 par value - authorized
   150,000,000 shares, issued and outstanding,
   50,824,991 shares in 1995 and 50,749,681 shares
   in 1994                                           25,412         25,375
   Additional contributed capital                    82,899         81,796
   Unearned restricted stock compensation               (38)           (61)
   Retained earnings                                990,210        925,695
                                                  ---------      ---------
   Total shareholders' equity                     1,098,483      1,032,805
                                                  ---------      ---------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $1,680,561     $1,534,751
                                                 ==========     ==========

   The accompanying notes are an integral part of these financial statements.
   (3)

                      W.W. Grainger, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)


                                                    Six Months Ended June 30,
                                                      1995           1994
   Cash flows from operations:
   Net earnings                                     $86,353         $83,862
   Provision for losses on accounts receivable        5,826           5,530
   Depreciation and amortization:
   Property, buildings, and equipment                29,885          26,103
   Intangibles and goodwill                           7,988           8,906
   Restructuring charges - non cash                      _              847
   Change in operating assets and liabilities
   net of effect of restructuring charges:
   (Increase) in accounts receivable                (48,244)        (78,446)
   (Increase) in inventories                        (87,525)        (32,721)
   Decrease in prepaid expenses                         353           1,179
   Increase in trade accounts payable                22,698          39,359
   (Decrease) in other current liabilities          (39,244)         (9,275)
   (Decrease) in current income taxes payable       (15,962)         (6,618)
   Increase in accrued employment related
   benefits costs                                     2,175            2,450
   (Decrease) in deferred income taxes               (2,932)          (4,731)
   Other-net                                            223                8
                                                    -------         --------

   Net cash (used in) provided by operating
   activities                                       (38,406)          36,453
                                                    -------        ---------
   Cash flows from investing activities:
   Additions to property, buildings, and
   equipment -net of dispositions                   (52,647)        (42,980)
   Other - net                                       (1,288)           (277)
                                                    -------         -------
   Net cash (used in) investing activities          (53,935)        (43,257)
                                                    -------         -------
   Cash flows from financing activities:
   Net proceeds from short-term debt                114,216          35,389
   Long-term debt payments                             (230)           (315)
   Stock incentive plan                               1,140             887
   Cash dividends paid                              (21,838)        (19,272)
                                                    -------         -------
   Net cash provided by financing activities         93,288          16,689
                                                    -------         -------
   Net increase in cash and cash equivalents            947           9,885

   Cash and cash equivalents at beginning of year    15,292           2,572
                                                   --------        --------
   Cash and cash equivalents at end of period      $ 16,239        $ 12,457
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

      Checks outstanding of $45,515,000 and $37,088,000 were included in trade accounts payable at June 30, 1995 and December 31, 1994, respectively.

   2.  DIVIDEND

       On August 2, 1995, the Board of Directors declared a quarterly dividend of 23 cents per share, payable September 1, 1995 to shareholders of record on August 14, 1995.
















   (5)

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS



   THREE MONTHS ENDED JUNE 30, 1995 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1994:

   Net Sales
   ---------
   Net sales of $813,518,000 in the 1995 second quarter increased 5.9% from net sales of $768,554,000 for the comparable 1994 period. There were 64 sales days in both the 1995 and 1994 second quarter. The year 1995 will have one less sales day than did the year 1994 (254 versus 255).

   The sales increase for the 1995 second quarter compared with the 1994 second quarter was principally volume related. The rate of sales increase for the second quarter of 1995 was significantly less than the rate of increase for the first quarter of 1995. Contributing to this decline were two factors:

     1.  A slowing in the growth of the general economy.

     2. The sales of seasonal products having a larger negative effect in the second quarter versus the first quarter.

   The volume increase primarily represented the continuing effects of the Company's market initiatives. These initiatives included new product additions, the expansion of branch facilities, adding Zone Distribution Centers (ZDCs), and the National Accounts program.

   Daily sales to National Account customers within the Company's core branch-based business increased about 19%, on a comparable basis, over the 1994 second quarter. Partially offsetting the sales increase was a decline in the sales of seasonal products by the core business. The core business experienced selling price increases of about 1.4% when comparing the second quarters of 1995 and 1994.










  (6)

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
   Net Earnings
   ------------
   Net earnings of $39,484,000, in the 1995 second quarter, decreased 8.2%, when compared with 1994 second quarter net earnings of $43,033,000, which excludes the effect of after tax restructuring charges of $709,000. When considering the effect of the restructuring charges, net earnings for the 1995 second quarter decreased 6.7%. The net earnings decrease versus the sales increase was due primarily to operating expenses increasing at a faster rate than net sales, partially offset by slightly higher gross profit margins.

   The Company's gross profit margin increased by 0.24 percentage point for the second quarter of 1995 as compared with the same 1994 period. Contributing to the improvement were:

     1. A favorable product mix primarily resulting from a decline in sales of seasonal products. The sales of seasonal products have historically had lower than average gross profit margins.

     2. Cost of goods sold for the 1994 second quarter included $847,000 of restructuring charges attributable to business unit integration.

   Offsetting the above positive items was a negative effect from a change in selling price category mix. This change primarily resulted from the growth in sales to National Accounts.

   Warehousing, marketing, and administrative (operating) expenses increased 10.9% for the 1995 second quarter compared with the 1994 second quarter. This increase was greater than the sales increase primarily due to the Company's continuing investment in the business infrastructure to support its market initiatives and to the rapid decline in the rate of sales growth experienced throughout the quarter. Of note were the following factors relating to infrastructure investments:

     1. Increased data processing expenses related to the ongoing significant upgrade and replacement of the branch order entry, order processing, and inventory management system. This initiative will continue throughout 1995.

     2. Increased systems development expenses designed to support Grainger Integrated Supply Operations' role in managing transactions for the Company and its best-in-class distribution partners.

     3. Increased expenses related to the continuing enhancement and reconfiguration of the Company's logistics network. The quarter included expenses related to the ramp-up of three additional ZDCs. Also included were expenses associated with converting the Niles, Illinois Regional Distribution Center to a National Distribution Center.
   (7)

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND THE RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS



   Net Earnings (continued)
   ------------


   Also contributing to operating expenses increasing faster than the sales increase were:

     1. Payroll and related benefits costs increasing somewhat faster than the rate of sales. The Company was unable to balance its workforce due to the sharp decline in the rate of sales growth, particularly in the month of June.

     2. Increased freight-out expenses resulting from several factors including:

         a.  Proportionally more shipments qualifying for prepaid freight.

         b. Proportionally more orders being transferred within the ZDC/branch network. This resulted in orders being shipped longer distances. These incremental expenses, by policy, were not billed to customers.

   Partially offsetting these unfavorable comparisons was lower amortization of goodwill and other acquisition related costs associated with acquired and start-up businesses.

   Operating expenses for the 1994 second quarter included $330,000 of restructuring charges in connection with the Company's previously announced integration of its business units and its administrative support functions.

   The Company's effective income tax rate for the second quarter of 1995 was 40.2% versus 40.3% in the comparable 1994 period.










 (8)

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND THE RESULTS OF OPERATIONS

                                 RESULTS OF OPERATIONS



   SIX MONTHS ENDED JUNE 30, 1995 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1994:

   Net Sales
   ---------


   Net sales of $1,620,345,000 in the first six months of 1995 increased 9.9% from net sales of $1,474,923,000 in the same 1994 period. There were 128 sales days in both six month periods. The year 1995 will have one less sales day than did the year 1994 (254 versus 255).

   The sales increase for the first six months of 1995 when compared with the same 1994 period was principally volume related. The volume increase can be explained primarily by the same factors discussed for the second quarter (see Second Quarter Net Sales discussion). Daily sales to National Account customers within the Company's core branch-based business increased about 22%, on a comparable basis, over the same 1994 period.
   The core business experienced selling price increases of about 1.0% when comparing the first six month period for each year.






















  (9)

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND THE RESULTS OF OPERATIONS

                               RESULTS OF OPERATIONS


   Net Earnings
   ------------


   Net earnings for the 1995 first half increased 1.9% to $86,353,000 compared with 1994 net earnings of $84,774,000, which excludes the effect of after tax restructuring charges of $912,000. When considering the effect of the restructuring charges, net earnings for the 1995 first half increased 3.0%. The earnings increase was less than the sales increase due primarily to operating expenses increasing at a faster rate than net sales, partially offset by slightly higher gross profit margins.

   The Company's gross profit margin was virtually the same when comparing the first six months of 1995 and 1994 (0.12 percentage point improvement). This change in gross profit margin was primarily the result of the factors discussed for the second quarter (see Second Quarter Net Earnings discussion).

   Warehousing, marketing, and administrative (operating) expenses increased 12.9% for the first six months of 1995 as compared with the same 1994 period. This increase was greater than the increase in net sales due primarily to the factors discussed for the second quarter (see Second Quarter Net Earnings discussion). Operating expenses for the first six months of 1994 included $667,000 of restructuring charges in connection with the Company's previously announced integration of its business units and its administrative support functions.

   The Company's effective income tax rate for the six months of 1995 was 40.2% versus 40.3% in the comparable 1994 period. The Company's effective income tax rate for the full year 1994 would have been 40.4% without the effects of the restructuring charges recorded during 1994.













  (10)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND THE RESULTS OF OPERATIONS

                       LIQUIDITY AND CAPITAL RESOURCES



   For the six months ended June 30, 1995, working capital increased $48,402,000. The ratio of current assets to current liabilities was 2.0 at June 30, 1995 and 2.1 at December 31, 1994. The Consolidated Statements of Cash Flows, included in this report, detail the sources and uses of cash and cash equivalents.

   The Company continues to maintain a low debt ratio and a strong liquidity position, which provide flexibility in funding working capital needs, capital expenditures, and business acquisitions. Total debt as a percent of shareholders' equity was 13.9% at June 30, 1995 and 3.7% at December 31, 1994. For the first six months of 1995, $16,894,000 was expended for land, buildings, and facilities improvements, and $35,593,000 for data processing, office, and other equipment; a total of $52,487,000.




























  (11)

                    W.W. Grainger, Inc. and Subsidiaries
                         PART II - OTHER INFORMATION



   Items 1, 2, 3, 4, and 5 not applicable


                                                                EXHIBIT INDEX
                                                                -------------

   Item 6 Exhibits and Reports on Form 8-K (numbered in accordance with Item 601 of regulation S-K).

           (a)  Exhibits

                (11) Computation of Earnings per Common and
                     Common Equivalent Share                          14

                (27) Financial Data Schedule                          15

           (b)  Reports on Form 8-K  -  None.

























 (12)

                                      SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     W.W. Grainger, Inc.
                                   -----------------------------------
                                         (Registrant)




   Date: August 10, 1995  By:       /s/  J. D. Fluno
                                   -----------------------------------
                                   J. D. Fluno, Vice Chairman




   Date: August 10, 1995  By:       /s/ P. O. Loux
                                   -----------------------------------
                                   P. O. Loux, Vice President, Finance




   Date: August 10, 1995  By:       /s/ R. D. Pappano
                                   -----------------------------------
                                   R. D. Pappano, Vice President,
                                   Financial Reporting and Investor Relations





   (13)