Form 10-Q
period 1995-09-30
GRAINGER W W INC
filed 1995-11-09
CIK 277135

33 Pages Complete



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                              FORM 10-Q

                           ---------------------------


                  X  Quarterly Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934
                      For the period ended September 30, 1995

                                    or

                     Transition Report Pursuant to Section 13 or 15(d) of
                          the Securities Exchange Act of 1934
                              For the transition period from
                              _____________ to _______________

                              ________________________________

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

   Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 50,856,218 shares of the Company's Common Stock were outstanding as of October 31, 1995.

   (1)

   Part I - FINANCIAL INFORMATION

                    W.W. Grainger, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS
                (In thousands of dollars except for per share amounts)
                                (Unaudited)

                     Three Months Ended Sept 30,   Nine Months Ended Sept 30,
                        1995         1994             1995           1994
   Net sales          $849,963     $779,300        $2,470,308     $2,254,223

   Cost of
   merchandise sold    548,951      505,764         1,591,170      1,456,269
                      --------     --------         ---------      ---------
   Gross profit        301,012      273,536           879,138        797,954

   Warehousing, marketing,
   and administrative
   expenses            216,896      199,482           649,517        581,838

   Restructuring charges     -          779                 -          1,446
                       -------      -------           -------        -------
   Total operating
   expenses            216,896      200,261           649,517        583,284
                       -------      -------           -------        -------
   Operating earnings   84,116       73,275           229,621        214,670

   Other income or (deductions)
   Interest income           1            -               158             14
   Interest expense     (1,564)        (503)           (2,727)        (1,513)
   Unclassified-net       (387)        (671)             (483)          (598)
                       -------      -------           -------        --------
                        (1,950)      (1,174)           (3,052)        (2,097)
                       -------      -------           -------        --------
   Earnings before
   income taxes         82,166       72,101           226,569         212,573

   Income taxes         33,031       29,056            91,081          85,666
                       -------      -------           -------         -------
   Net earnings        $49,135      $43,045          $135,488        $126,907
                       =======      =======          ========        ========
   Net earnings per common
   and common equivalent
   share                 $0.96        $0.84             $2.65           $2.48
                         =====        =====             =====           =====
   Average number of common
   and common equivalent
   shares outstanding  51,225,001  51,269,001      51,220,289      51,253,260
                       ==========  ==========      ==========      ==========
   Cash dividends paid
   per share             $0.23        $0.20             $0.66           $0.58
                         =====        =====             =====           =====
   The accompanying notes are an integral part of these financial statements.
   (2)

            W.W. Grainger, Inc. and Subsidiaries
                 CONSOLIDATED BALANCE SHEETS
                  (In thousands of dollars)
                         (Unaudited)

   ASSETS                                         Sept 30, 1995  Dec 31, 1994
   CURRENT ASSETS
   Cash and cash equivalents                        $   22,885    $   15,292
   Accounts receivable, less allowance for doubtful
   accounts of $17,816 in 1995 and $15,333 in 1994     394,374       345,793
   Inventories                                         597,869       519,966
   Prepaid expenses                                     15,280        14,233
   Deferred income tax benefits                         68,243        68,362
                                                      --------     ---------
   Total current assets                              1,098,651       963,646
   PROPERTY, BUILDINGS, AND EQUIPMENT                  869,653       810,217
   Less accumulated depreciation and amortization      365,987       341,075
                                                     ---------     ---------
   Property, buildings, and equipment-net              503,666       469,142
   OTHER ASSETS                                         92,253       101,963
                                                     ---------     ---------
   TOTAL ASSETS                                     $1,694,570    $1,534,751
                                                    ==========    ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES
   Short-term debt                                  $  105,315    $   11,134
   Current maturities of long-term debt                 28,109        26,449
   Trade accounts payable                              208,866       226,459
   Accrued liabilities                                 150,729       172,359
   Income taxes                                         21,994        22,650
                                                    ----------    ----------
   Total current liabilities                           515,013       459,051
   LONG-TERM DEBT (less current maturities)              4,405         1,023
   DEFERRED INCOME TAXES                                 9,096        15,177
   ACCRUED EMPLOYMENT RELATED BENEFITS COSTS            29,858        26,695
   SHAREHOLDERS' EQUITY
   Cumulative Preferred Stock - $5.00
   par value - authorized 6,000,000 shares,
   issued and outstanding, none                              -             -
   Common Stock - $0.50 par value - authorized
   150,000,000 shares, issued and outstanding,
   50,836,421 shares in 1995 and 50,749,681 shares
   in 1994                                              25,418        25,375
   Additional contributed capital                       83,155        81,796
   Unearned restricted stock compensation                  (28)          (61)
   Retained earnings                                 1,027,653       925,695
                                                     ---------       -------
   Total shareholders' equity                        1,136,198     1,032,805
                                                     ---------     ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $1,694,570    $1,534,751
                                                    ==========    ==========

   The accompanying notes are an integral part of these financial statements.
   (3)

                       W.W. Grainger, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands of dollars)
                                  (Unaudited)
                                               Nine Months Ended Sept 30,
                                                    1995             1994
   Cash flows from operations:
   Net earnings                                    $135,488         $126,907
   Provision for losses on accounts receivable        8,862            7,410
   Depreciation and amortization:
   Property, buildings, and equipment                43,868           39,613
   Intangibles and goodwill                          10,481           12,988
   Restructuring charges - non-cash                       -            1,266
   Change in operating assets and liabilities
   net of effect of restructuring charges:
   (Increase) in accounts receivable                (57,443)         (65,033)
   (Increase) in inventories                        (77,903)         (61,756)
   (Increase) in prepaid expenses                    (1,047)          (5,640)
   (Decrease) increase in trade
   accounts payable                                 (17,593)          56,983
   (Decrease) increase in other current liabilities (21,630)           1,818
   (Decrease) in current income taxes payable          (656)          (6,711)
   Increase in accrued employment related
   benefits costs                                     3,163            3,078
   (Decrease) in deferred income taxes               (5,962)          (6,504)
   Other-net                                            (53)             (51)
                                                    -------          -------
   Net cash provided by operating activities         19,575          104,368
                                                    -------          -------
   Cash flows from investing activities:
   Additions to property, buildings, and
   equipment - net of dispositions                  (78,925)         (71,830)
   Other - net                                         (153)              78
                                                    -------          -------
   Net cash (used in) investing activities          (79,078)         (71,752)
                                                    -------          --------
   Cash flows from financing activities:
   Net proceeds from short-term debt                 94,181            5,596
   Proceeds from long-term debt                       5,303                -
   Long-term debt payments                             (260)            (356)
   Stock incentive plan                               1,402            1,070
   Cash dividends paid                              (33,530)         (29,420)
                                                    -------          -------
   Net cash provided by (used in)
   financing activities                              67,096          (23,110)
                                                    -------          -------
   Net increase in cash and cash equivalents          7,593            9,506

   Cash and cash equivalents at beginning of year    15,292            2,572
                                                    -------          -------
   Cash and cash equivalents at end of period      $ 22,885         $ 12,078
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

   Checks outstanding of $43,233,000 and $37,088,000 were included in trade accounts payable at September 30, 1995 and December 31, 1994, respectively.

   2.  DIVIDEND

   On October 25, 1995, the Board of Directors declared a quarterly dividend of 23 cents per share, payable December 1, 1995 to shareholders of record on November 6, 1995.


















    (5)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND THE RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS



   THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1994:

   Net Sales

   Net sales of $849,963,000 in the 1995 third quarter increased 9.1% from net sales of $779,300,000 for the comparable 1994 period. There were 63 sales days in the 1995 third quarter compared with 64 sales days in the 1994 third quarter. The year 1995 will have one less sales day than did the year 1994 (254 versus 255).

   The sales increase for the 1995 third quarter compared with the 1994 third quarter was principally volume related. The volume increase primarily represented the continuing effects of the Company's market initiatives and an increase in sales of seasonal products. The market initiatives included new product additions, the expansion of branch facilities, adding Zone Distribution Centers (ZDCs), and the National Accounts program.

   Daily sales to National Account customers within the Company's core branch-based business increased about 23%, on a comparable basis, over the 1994 third quarter. Daily sales of seasonal products within the core business increased about 24% over the 1994 third quarter. The core business experienced selling price increases of about 1.9% when comparing the third quarters of 1995 and 1994.
















   (6)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND THE RESULTS OF OPERATIONS

                                   RESULTS OF OPERATIONS


   Net Earnings

   Net earnings of $49,135,000 in the 1995 third quarter, increased 12.9%, when compared with 1994 third quarter net earnings of $43,514,000 which excluded the effect of after tax restructuring charges of $469,000. When considering the effect of the restructuring charges, net earnings for the 1995 third quarter increased 14.1%. The net earnings increase of 12.9% was higher than the increase in net sales primarily due to slightly higher gross profit margins and to operating expenses increasing at a slower rate than net sales.

   The Company's gross profit margin increased by 0.31 percentage point for the third quarter of 1995 as compared with the same 1994 period. This change was primarily related to the following 2 factors:

   1. A favorable product mix effect in non-seasonal product categories, partially offset by increased sales of seasonal products. The sales of seasonal products historically have had lower than average gross profit margins.

   2. Partially offsetting the above effect was an unfavorable change in selling price category mix which primarily resulted from the growth in sales to National Accounts.

   Warehousing, marketing, and administrative (operating) expenses increased 8.7% in the third quarter of 1995 when compared with the same period in 1994, excluding the effect of restructuring charges of $779,000 in 1994. This increase was slightly lower than the increase in net sales. Contributing to this favorable comparison were the following factors:

   1. The increase in the rate of growth in net sales allowed the Company to leverage its payroll costs.

   2. Travel related expenses were lower in the 1995 period as compared with the same 1994 period.

   3. The Company experienced lower amortization of goodwill and other acquisition related expenses associated with acquired and start-up businesses.








   (7)

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND THE RESULTS OF OPERATIONS

                           RESULTS OF OPERATIONS


   Net Earnings (continued)


   Partially offsetting these favorable comparisons were higher payroll related benefits costs and the Company's continuing investment in the business infrastructure needed to support its market initiatives. Of note were the following factors relating to infrastructure investments:

   1. Increased data processing expenses related to the ongoing significant upgrade and replacement of the branch order entry, order processing, and inventory management system. This initiative will continue throughout 1995.

   2. Increased expenses related to Grainger Integrated Supply Operations, whose role is managing transactions for the Company and its best-in-class distribution partners.

   3. Increased expenses related to the continuing enhancement and reconfiguration of the Company's logistics network. The quarter included expenses related to the ongoing ramp-up of three additional ZDCs. Also included were expenses associated with converting the Niles, Illinois Regional Distribution Center to a National Distribution Center.

   The Company's effective income tax rate for the third quarter of 1995 was 40.2% versus 40.3% in the comparable 1994 period.


















   (8)

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND THE RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS



   NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1994:

   Net Sales

   Net sales of $2,470,308,000 in the first nine months of 1995 increased 9.6% from net sales of $2,254,223,000 in the same 1994 period. There were 191 sales days in the 1995 nine month period versus 192 sales days in the comparable 1994 period. The year 1995 will have one less sales day than did the year 1994 (254 versus 255).

   The sales increase for the first nine months of 1995 when compared with the same 1994 period was principally volume related. The volume increase can be explained primarily by the Company's market initiatives and the growth in the national economy. Daily sales to National Account customers within the core business increased about 23%, on a comparable basis, over the same 1994 period. The core business experienced selling price increases of about 1.3% when comparing the first nine month period for each year.




















   (9)







                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND THE RESULTS OF OPERATIONS

                               RESULTS OF OPERATIONS

   Net Earnings

   Net earnings for the 1995 first nine months increased 5.6% to $135,488,000 when compared with 1994 net earnings of $128,288,000, which excluded the effect of after tax restructuring charges of $1,381,000. When considering the effect of the restructuring charges, net earnings for the 1995 first nine months increased 6.8%. The net earnings increase of 5.6% was less than the net sales increase primarily due to operating expenses increasing at a faster rate than net sales, partially offset by slightly higher gross profit margins.

   The Company's gross profit margin increased by 0.15 percentage point for the first nine months of 1995 as compared with the same 1994 period, excluding the effect of restructuring charges of $847,000 in 1994. This change in gross profit margin was primarily the result of the factors discussed for the third quarter (see Third Quarter Net Earnings discussion) with the following exception. The sales of seasonal products had a positive effect on this nine month comparison. During the 1995 nine month period, the sales of seasonal products grew at a slower rate than all other products.

   Warehousing, marketing, and administrative (operating) expenses for the Company increased 11.6% for the first nine months of 1995 as compared with the same 1994 period, excluding the effect of restructuring charges of $1,446,000 in 1994. This increase was greater than the increase in net sales primarily due to the following factors:

   1. The Company's continuing investment in the business infrastructure to support its market initiatives discussed for the third quarter (see Third Quarter Net Earnings discussion).

   2. Increased freight-out expenses resulting from several factors including:
       a.  Proportionally more shipments qualifying for prepaid freight.
       b. Proportionally more orders being transferred within the ZDC/branch network. This resulted in orders being shipped longer distances. These incremental expenses, by policy, were not billed to customers.

   Partially offsetting these unfavorable comparisons were payroll and related benefits costs increasing somewhat slower than the rate of sales growth and decreased amortization of goodwill and other acquisition related costs associated with acquired and start-up businesses.

   The Company's effective income tax rate for the nine months of 1995 was 40.2% versus 40.3% in the comparable 1994 period. The Company's effective income tax rate for the full year 1994 would have been 40.4% without the effects of the restructuring charges recorded during 1994.
   (10)

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND THE RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES



   For the nine months ended September 30, 1995, working capital increased $79,043,000. The ratio of current assets to current liabilities was 2.1 at September 30, 1995 and 2.1 at December 31, 1994. The Consolidated Statements of Cash Flows, included in this report, detail the sources and uses of cash and cash equivalents.

   The Company continues to maintain a low debt ratio and a strong liquidity position, which provide flexibility in funding working capital needs and long-term cash requirements. Total debt as a percent of shareholders' equity was 12.1% at September 30, 1995 and 3.7% at December 31, 1994. For the first nine months of 1995, $33,222,000 was expended for land, buildings, and facilities improvements, and $45,854,000 for data processing, office, and other equipment; for a total of $79,076,000.































   (11)

                     W.W. Grainger, Inc. and Subsidiaries
                         PART II - OTHER INFORMATION



   Items 1, 2, 3, 4, and 5 not applicable


                                                               EXHIBIT INDEX



   Item 6 Exhibits and Reports on Form 8-K (numbered in accordance with Item 601 of regulation S-K).

           (a)  Exhibits

                (3)(ii)  By-Laws, as amended October 25, 1995       14

                (11)     Computation of Earnings per Common and
                         Common Equivalent Share                    32

                (27)     Financial Data Schedule                    33

           (b)  Reports on Form 8-K  -  None.
























   (12)

                              SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         W.W. Grainger, Inc.
                                         ----------------------------------
                                                 (Registrant)




   Date: November 9, 1995   By:            /s/  J. D. Fluno
                                         ----------------------------------
                                         J. D. Fluno, Vice Chairman




   Date: November 9, 1995   By:            /s/ P. O. Loux
                                         ----------------------------------
                                         P. O. Loux, Vice President, Finance




   Date: November 9, 1995   By:            /s/ R. D. Pappano
                                         -----------------------------------
                                         R. D. Pappano, Vice President,
                                         Financial Reporting and Investor
                                         Relations












   (13)