Form 10-K
period 1995-12-31
GRAINGER W W INC
filed 1996-03-25
CIK 277135

61 PAGES COMPLETE

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                                  ANNUAL REPORT

                                   (Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934
                                 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1995
                                       OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934
                                [NO FEE REQUIRED]

                          Commission File Number 1-5684
                               W.W. Grainger, Inc.
             (Exact name of registrant as specified in its charter)

          Illinois                             36-1150280
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)            Identification No.)
          455 Knightsbridge Parkway, Lincolnshire, Illinois 60069-3620
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number including area code:  847/793-9030

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

                                              Yes X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,835,465,170 as of the close of trading reported on the Consolidated Transaction Reporting System on March 4, 1996.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock $0.50 par value   50,961,490 shares outstanding as of March 4, 1996

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the annual meeting of shareholders of the registrant to be held on April 24, 1996 are incorporated by reference into Part III hereof.

The Exhibit Index appears on pages 13 and 14 in the sequential numbering system.

(The Securities and Exchange Commission has not approved or disapproved of this report nor has it passed on the accuracy or adequacy hereof.)
(1)

                                    CONTENTS



                                                                          Page
                                     PART I

Item 1:        BUSINESS.............................................       3-6

                 THE COMPANY........................................         3

                 GRAINGER...........................................       3-5

                 LAB SAFETY SUPPLY..................................         5

                 PARTS COMPANY OF AMERICA...........................         5

                 INDUSTRY SEGMENTS..................................         5

                 COMPETITION........................................         5

                 EMPLOYEES..........................................         6

Item 2:        PROPERTIES...........................................         6

Item 3:        LEGAL PROCEEDINGS.. .................................         6

Item 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..         7

Executive Officers Of The Company...................................       7-8

                                     PART II

Item 5:        MARKETS FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED SHAREHOLDER MATTERS....................         9

Item 6:        SELECTED FINANCIAL DATA..............................         9

Item 7:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND THE RESULTS OF OPERATIONS......................     10-12

                 RESULTS OF OPERATIONS..............................     10-11

                 FINANCIAL CONDITION................................     11-12

                 INFLATION AND CHANGING PRICES.  ...................        12

Item 8:        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........        12

Item 9:        DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.        12

                                    PART III

Item 10:       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...        12

Item 11:       EXECUTIVE COMPENSATION................................       12

Item 12:       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT....................................          12

Item 13:       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......        12

                                     PART IV

Item 14:       EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                AND REPORTS ON FORM 8-K.............................     13-14

Signatures..........................................................        15

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................        16

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................     17-36
(2)

                                     PART I
ITEM 1: BUSINESS



THE COMPANY


The registrant, W.W. Grainger, Inc., was incorporated in the State of Illinois in 1928. It is a leader in the nationwide distribution of maintenance, repair, and operating supplies, and a provider of related information, serving the commercial, industrial, contractor, and institutional markets. W.W. Grainger, Inc. regards itself as a service business. As used herein, "Company" means W.W. Grainger, Inc. and/or its subsidiaries as the context may require.

During 1995 the Company completed the integration of its Allied Safety (safety products) unit and continued the integration of its Bossert Industrial Supply (production consumable products) unit into the core branch-based business. The Company also completed the consolidation of its administrative support functions. With the completion of the integration of Bossert Industrial Supply, the Company will operate three business units: Grainger, the core branch-based business (a nationwide distributor of maintenance, repair, and operating (MRO) supplies, and a provider of related information), Lab Safety Supply (a direct marketer of safety equipment), and Parts Company of America (a distributor of spare and replacement parts).

The Company utilizes a satellite communications network which substantially reduces its reliance on phone lines by linking branches and other facilities together via a network control center. This results in almost instantaneous transmittal of information, which expedites the completion of sales transactions and the initiation of stock replenishment.

The Company does not engage in basic or substantive product research and development activity. New items are added regularly to its product line on the basis of market information as well as recommendations of its employees, customers, suppliers, and other factors. Before being added to the General Catalog, a new item must satisfy many evaluation tests and other rigid requirements.

GRAINGER


The Company's core branch-based business, Grainger, is a nationwide distributor of industrial and commercial equipment and supplies. It distributes motors, HVAC equipment, lighting, hand and power tools, pumps, electrical equipment, as well as many other items.

Grainger now provides support functions and coordination and guidance to all business units in the areas of Accounting, Administrative Services, Aviation, Communications, Compensation and Benefits, Data Systems and Data Processing, Finance, Government Regulations, Human Resources, Industrial Relations, Insurance and Risk Management, Internal Audit, Legal, Planning, Real Estate and Construction Services, Security and Safety, Taxes, Employee Development, and Treasury Services.

Grainger is an important resource for both product and procurement process information. Grainger provides technical information on products as well as information on historic usage of products to customers. Grainger also provides feedback to suppliers concerning their products.

Grainger sells principally to contractors, service shops, industrial and commercial maintenance departments, manufacturers, hotels, and health care and educational facilities. Sales transactions during 1995 averaged $133 and were made to more than 1,300,000 customers. Sales to the largest single customer,
General Motors Company, were 0.7% of sales. Grainger estimates that approximately 30% of 1995 sales consisted of items bearing the Company's registered trademarks, including "DAYTON(R)" (principally electric motors and ventilation equipment), "DEMCO(R)" (power transmission belts), "DEM-KOTE(R)" (spray paints), "SPEEDAIRE(R)" (air compressors), and "TEEL(R)" (liquid pumps) as well as other trademarks. The Company has taken steps to protect these trademarks against infringement and believes that they will remain available for future use in its business. Sales of remaining items generally consisted of other well recognized brands.

(3)

Grainger purchases from more than 1,900 product suppliers for its General Catalog, most of which are manufacturers, and numerous other suppliers in support of Grainger Integrated Supply Operations (GISO). The largest supplier in 1995, a diversified manufacturer through 23 of its divisions, accounted for 11.0% of purchases. No significant difficulty has been encountered with respect to sources of supply.

Grainger offers its line of products at competitive prices through a nationwide network of branches (344 at December 31, 1995). An average branch has 15 employees and handles about 250 transactions per day. During 1995, Grainger completed the upgrade of the hardware that supports its branch computer systems. The new hardware has the capacity to accept enhancements to the Company's order processing capabilities. During 1995, an average of 89,600 sales transactions were completed daily. Each branch tailors its inventory to local customer preferences and actual product demand. In 1995, Grainger invested more than $53,000,000 in the continuation of its branch optimization program, which consists of new branches, relocated branches, and additions to branches.

Grainger opened three additional Zone Distribution Centers (ZDCs) and now has six in operation. The ZDC logistics strategy provides a break-bulk function for faster branch stock replenishment. In addition, ZDCs handle shipped orders for their zone and also offer a logistical solution for integrated supply customers by coordinating complex orders and multiple receipts, and combining them into a single shipment. By reducing order and receipt complexity from the branch, greater scale within the distribution system is created.

Large computer controlled stocks which are maintained at two Regional Distribution Centers (RDCs), located in Greenville County, South Carolina, and Kansas City, Missouri, and a National Distribution Center (NDC) in the Chicago area provide the branches and customers with protection against variable demand and delayed factory deliveries. During 1995, Grainger transformed the Chicago area RDC into a NDC. The NDC is a centralized storage and shipment facility for slower moving inventory items.

During 1995, Grainger completed the integration of Allied Safety into the core branch-based business in order to enhance its position as a national full-line supplier of safety products. Similar integration efforts for Bossert Industrial Supply (production consumable products) are in process and are planned to be completed during 1996.

In 1995 the Company continued to enhance the capabilities of GISO. As an integrated supplier, GISO provides access to over three million products and numerous services, thereby assisting its customers to reduce the number of MRO suppliers and streamline their procurement processes. GISO extends the product reach of the Grainger General Catalog by offering the full product lines of strategic suppliers. Grainger has agreements with "Best-in-Class" distributors, which provide depth in a particular product grouping. These distributors sell their products through GISO as the integrator, while continuing to provide technical assistance directly to the customer.

In 1995, Grainger developed relationships which go beyond these supply agreements. "Alliance Partners" participate in the full integration of technical support, consolidated invoicing, and consolidated payment. These alliances between Grainger and their Alliance Partners marked a milestone in the development of the MRO supply marketplace.

Integrated supply customers lower their MRO costs by reengineering internal business processes and adopting new materials management systems and practices. An important part of Grainger's solution is Grainger Consulting Services, which provides customers with expertise in process mapping, process reengineering, benchmarking, inventory management, supplier management, and systems analysis. During 1995, Grainger Consulting Services enhanced its capabilities, while working on numerous engagements with Fortune 500 companies.

The Grainger National Accounts Program focuses on meeting the needs of large multi-site businesses by simplifying customers' MRO purchasing activities and providing consistent service and pricing to each customer location. Daily sales to National Account customers increased 22% on a comparable basis in 1995 over the prior year. National Account relationships have been established with about 400 of the nation's largest companies.

Grainger employs sales representatives who call on existing and prospective customers. Sales representatives are paid a salary and commission. In addition, a sales force of market specialists and national account specialists has been developed to serve individualized markets and National Accounts. These specialists are paid a salary only. Grainger employed 1,488 sales representatives, market specialists, and national account specialists at December 31, 1995.


(4)

Grainger uses direct marketing for customers who are not called on by sales representatives. Grainger's capabilities provide these customers, who are usually small to medium-sized businesses, with a low cost solution for their MRO needs.

An important selling tool is the General Catalog, which has been published continuously since 1927 and has grown to 3,588 pages listing over 67,000 items together with extensive technical and application data. For 1995, approximately 2,000,000 copies were published. The most current edition was issued in January 1996.

The Grainger Electronic Catalog brings directly to the customer's place of business a fast, easy way to select and order products. It is a state-of-the-art system that uses PC-based software and CD-ROM technology. Through the Electronic Catalog, the customer can use a variety of ways to describe a needed product, and then review Grainger's offerings, complete with specifications, prices, and pictures. Other Electronic Catalog features include a cross-reference function that allows customers to retrieve product information using their own stock numbers. More than 50,000 copies of the Electronic Catalog are currently in use. The Electronic Catalog is also used at the branches as a training tool and a resource for identifying appropriate products for customers' applications.

Grainger was one of the first MRO suppliers to establish a Web site on the internet. The Web site contains useful information about Grainger products and services. Customers can select products from Grainger's Web site catalog, "WebCat", a format that is similar to the Electronic Catalog.

LAB SAFETY SUPPLY, INC. (LAB SAFETY) AND PARTS COMPANY OF AMERICA (PCA)


Lab Safety is a leading national direct marketer of safety products, serving about 350,000 customers from its facilities in Janesville, Wisconsin. Lab Safety serves the safety products markets with such items as respiratory systems, protective clothing, and other equipment used in the workplace and in environmental clean-up operations. The current Lab Safety General Catalog, its primary selling tool, has over 1,100 pages, listing approximately 34,000 items. During 1995, an average of 4,000 sales transactions were completed daily.

PCA continues to expand its distribution of spare and replacement parts. PCA distributes approximately 190,000 parts, takes orders 24 hours a day, 365 days per year, and ships stocked items within 24 hours of an order, most on the same business day. PCA gives value to customers by being a single source for many different spare and replacement parts and by offering valuable technical assistance. This provides the customer fast and easy access to name brand parts for most products found in the Grainger General Catalog, as well as for many other products. During 1995, an average of 2,300 sales transactions were completed daily.

INDUSTRY SEGMENTS


The Company has concluded that its business is within a single industry segment. For information as to the Company's consolidated revenue and operating earnings see Item 7, "Management's Discussion and Analysis of Financial Condition and the Results of Operations," and Item 8, "Financial Statements and Supplementary Data." The total assets of the Company for the last five years were: 1995,
$1,669,243,000;    1994,    $1,534,751,000;    1993,    $1,376,664,000;    1992,
$1,310,538,000; and 1991, $1,216,554,000.

COMPETITION


The Company faces competition in all the markets it serves, from manufacturers (including some of the Company's own suppliers) that sell directly to certain segments of the market, from wholesale distributors, and from certain retail enterprises.

The principal means by which the Company competes with manufacturers and other distributors is by providing local stocks, efficient service, sales representatives, competitive prices, its several catalogs, which include product descriptions and in certain cases, extensive technical and application data, procurement process consulting services and other efforts to assist customers in lowering their total MRO costs. The Company believes that it can effectively compete on a price basis with its manufacturing competitors on small orders, but that such manufacturers may enjoy a cost advantage in filling large orders.

The Company serves a number of diverse markets, and is able in some markets to reasonably estimate the Company's competitive position within that market. However, taken as a whole, the Company is unable to determine its market shares relative to others engaged in whole or in part in similar activities.
(5)

EMPLOYEES


As of December 31, 1995, the Company had 11,853 employees, of whom 9,881 were full-time and 1,972 were part-time or temporary. The Company has never had a major work stoppage and believes that its employee relations are good.

ITEM 2: PROPERTIES


As of December 31, 1995, Grainger branch locations totaled 7,437,000 square feet, an increase of approximately 2.7% over 1994. Most branches are located in or near major metropolitan areas, many in industrial parks. Branches range in size from 5,800 to 58,000 square feet and average approximately 22,000 square feet. A typical owned branch is on one floor, is of masonry construction, consists primarily of warehouse space, contains an air conditioned office and sales area, and has off-the-street parking for customers and employees. The Company considers that its properties are generally in good condition and well maintained, and are suitable and adequate to carry on the Company's business.

The significant facilities of the Company are briefly described below:

                                                                      Size in
Location                   Facility and Use                         Square Feet
-------------              ----------------                         -----------
Chicago Area (1)           General Offices                            513,000
Niles, IL (1)              General Office
                            & National Distribution Center            938,000
Kansas City, MO (1)        Regional Distribution Center             1,435,000
Greenville County, SC (1)  Regional Distribution Center             1,090,000
Nationwide (1)             6 Zone Distribution Centers              1,345,000
Nationwide (2)             344 Grainger branch locations            7,437,000
Nationwide (3)             Other Facilities                         1,605,000
                                                                   ----------
                                         Total square feet         14,363,000
                                                                   ==========

In addition, the Company plans to construct an office facility to house a large portion of the Company's Chicago-area office workforce on owned property in Lake County, Illinois. Construction of the facility is expected to be completed in 1999.
-------------------------------------------------------------------------------
(1) These facilities are either owned or leased with leases expiring between 1996 and 1999. The owned facilities are not subject to any mortgages.

(2) Grainger branches consist of 271 owned and 73 leased properties. The owned facilities are not subject to any mortgages.

(3) Other facilities represent leased and owned general offices, distribution centers, and branches. The owned facilities are not subject to any mortgages.

ITEM 3: LEGAL PROCEEDINGS


There are pending various legal and administrative proceedings involving the Company that are incidental to the business. It is not expected that the outcome of any such proceeding will have a material adverse effect upon the Company's consolidated financial position or its results of operations.
(6)

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of security holders during the fourth quarter of 1995.

EXECUTIVE OFFICERS OF THE COMPANY


Following is information about the Executive Officers of the Company. Executive Officers of the Company generally serve until the next annual election of officers, or until earlier resignation or removal.

                                Positions and Offices Held and Principal
   Name and Age           Occupations and Employment During the Past Five Years
-----------------------   -----------------------------------------------------
James M. Baisley (63)     Senior Vice President (a position assumed in 1995
                          after serving as Vice President), General Counsel, and Secretary. Mr. Baisley assumed the position of Secretary in 1991.

Donald E. Bielinski (46)  Senior Vice President, Marketing and Sales, a position assumed in 1995 after serving as Senior Vice
                          President, Organization and Planning. Mr. Bielinski has also served as Vice President and Chief Financial Officer.

Wesley M. Clark (43)      Vice President, Field Operations and Quality, a
                          position assumed in 1995 after serving as President of the Sanitary Supply and Equipment businesses. Before joining the Company in 1992, Mr. Clark served as an executive with Granite Rock Company.

Jere D. Fluno (54)        Vice Chairman. Mr. Fluno is a member of the Office of
                          the Chairman.

Gary J. Goberville (49)   Vice President, Human Resources. Before joining the
                          Company in 1995, Mr. Goberville served as an executive with GenCorp, Inc.

David W. Grainger (68)    Chairman of the Board, and from 1992 to 1994,
                          President. Mr. Grainger is a member of the Office of the Chairman.

Richard H. Hantke (57)    Vice President, Distribution Operations.Prior to
                          assuming this position in 1995, Mr.Hantke served the Grainger Division in a similar capacity.

Richard L. Keyser (53)    President, a position assumed in 1994, and Chief
                          Executive Officer, a position assumed in 1995. Other
                          positions in which he served during the past five
                          years were Chief Operating Officer of the Company,
                          Executive Vice President of the Company, and President
                          of the Grainger Division. Mr. Keyser is a member of
                          the Office of the Chairman.
(7)

Michael R. Kight (47)     Vice President and General Manager, Integrated Supply,
                          positions assumed in 1995 after serving the Grainger
                          Division as Vice President, National Accounts. Prior to assuming the last-mentioned position in 1992, Mr.
                          Kight served as Director, National Accounts of the Grainger Division.

P. Ogden Loux (53)        Vice President, Finance, a position assumed in 1994
                          after serving the Grainger Division as Vice President, Business Support. Prior to assuming the last-mentioned position in 1992, Mr. Loux served as Vice President and Controller of the Grainger Division.

Robert D. Pappano (53)    Vice President, Financial Reporting and Investor
                          Relations, a position assumed in 1995 after serving as Vice President and Treasurer.

John J. Rozwat (57)       Vice President and General Manager, Direct Sales,
                          positions assumed in 1995 after serving the Grainger
                          Division as Vice President, Sales.

James T. Ryan (37)        Vice President, Information Services, a position
                          assumed in 1994 after serving as President, Parts
                          Company of America. Prior to assuming the last-mentioned position in 1993, Mr. Ryan served as Director, Product Management of the Grainger Division.

John A. Schweig (38)      Vice President and General Manager, Direct Marketing,
                          positions assumed in 1995 after serving the Grainger
                          Division as Vice President, Marketing.

John W. Slayton, Jr.(50)  Senior Vice President, Product Management, a position assumed in 1995 after serving as Vice President, Product Management of the Grainger Division.

(8)

                                     PART II

ITEM 5: MARKETS FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS


The Company's common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange, with the ticker symbol GWW. The high and low sales prices for the common stock, and the dividends declared and paid for each calendar quarter during 1995 and 1994, are shown below.

                                Prices
  Quarters              High                 Low                  Dividends
-------------------------------------------------------------------------------
1995     First         $64 3/8             $55 3/4                  $0.20
         Second         63 7/8              56 1/8                   0.23
         Third          61 7/8              55 1/2                   0.23
         Fourth         67 5/8              58 3/8                   0.23
-------------------------------------------------------------------------------
         Year          $67 5/8             $55 1/2                  $0.89
-------------------------------------------------------------------------------
1994     First         $68                 $56 1/2                  $0.18
         Second         69 1/8              58 7/8                   0.20
         Third          67                  57                       0.20
         Fourth         59 3/8              51 1/2                   0.20
--------------------------------------------------------------------------------
         Year          $69 1/8             $51 1/2                  $0.78
-------------------------------------------------------------------------------


The approximate number of shareholders of record of the Company's common stock as of March 4, 1996 was 2,100.

ITEM 6: SELECTED FINANCIAL DATA

                                    Years Ended December 31,
                       (In thousands of dollars except for per share amounts)
                         1995        1994         1993        1992        1991
                      ----------  ----------  ----------  ----------  ----------
Net sales             $3,276,910  $3,023,076  $2,628,398  $2,364,421  $2,077,235

Net earnings before
cumulative effect
of accounting changes    186,665    127,874      149,267     137,242     127,737

Cumulative effect of
  accounting changes          --         --         (820)        --           --

Net earnings             186,665    127,874      148,447     137,242     127,737

Net earnings per common
and common equivalent
share before cumulative
effect of accounting
changes                     3.64       2.50         2.88        2.58        2.37

Cumulative effect of
  accounting changes          --         --        (0.02)         --          --

Net earnings per common
and common equivalent
share                       3.64       2.50         2.86        2.58        2.37

Total assets           1,669,243  1,534,751    1,376,664   1,310,538   1,216,554

Long-term debt             8,713      1,023        6,214       6,936      11,327

Cash dividends paid
per share                  $0.89      $0.78       $0.705       $0.65       $0.61

NOTE: 1994 and 1993 net earnings include restructuring charges of $49,779 ($0.97 on a per share basis) and $482 ($0.01 on a per share basis), respectively.
(9)

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

The following table, which is included as an aid to understanding changes in the Company's Consolidated Statements of Earnings, presents various items in the earnings statements expressed as a percentage of net sales for the years ended
December 31, 1995, 1994, 1993, and 1992, and the percentage of increase (decrease) in such items in 1995, 1994, and 1993 from the prior year.
                                        Years Ended December 31,
                 --------------------------------------------------------------
                 Items in Consolidated Statements           Percent of Increase
                  of Earnings as a Percentage of             (Decrease) from
                              Net Sales                         Prior Year
                   -------------------------------         --------------------
                   1995     1994     1993     1992         1995     1994    1993
                   ----     ----     ----     ----         ----     ----    ----
Net sales........ 100.0%   100.0%   100.0%   100.0%        8.4%    15.0%   11.2%
Cost of
 merchandise sold  63.9     64.5     62.9     63.6         7.4     18.0      9.9
Operating expenses 26.5     27.9     27.6     26.7         3.0     16.3     14.5
Other deductions,
 net.............   0.1      0.1      0.1      0.1        48.9     30.5     76.3
Income taxes.....   3.8      3.3      3.8      3.8        24.4      0.1     12.0
Net earnings.....   5.7%     4.2%     5.6%     5.8%       46.0%   (13.9)%   8.2%

Note: Net earnings, excluding restructuring charges, as a percentage of net sales were 5.9% and 5.7% for 1994 and 1993, respectively. The percent of increase from the prior year for net earnings, excluding restructuring charges, was 5.1%, 19.3%, and 8.5% for 1995, 1994, and 1993, respectively.

NET SALES


The 1995 Company net sales increase of 8.4% was primarily volume related. This increase was affected by 1995 having one less sales day than 1994 (on a daily basis, net sales increased 8.8%). The volume increase can be explained primarily by the Company's market initiatives and the growth in the national economy. The Company's market initiatives included new product additions, the expansion of branch facilities, adding Zone Distribution Centers (ZDCs), and the National Accounts program. The core business' National Accounts program showed strong growth for the year. Daily sales to National Account customers increased about 22% on a comparable basis. The core business experienced selling price increases of about 1.5% when comparing 1995 with 1994. All geographic areas for the core business contributed to the sales growth, with the percent increases for regions east of the Mississippi being slightly higher than for regions in the west.

The 1994 Company net sales increase of 15.0% was primarily volume related; the Grainger core branch-based business actually experienced selling price deflation of 0.6%. This increase was affected by 1994 having one more sales day than 1993 (on a daily basis, sales increased 14.6%). All geographic areas contributed to the sales growth, with the percent increases for regions east of the Mississippi being higher than for regions in the west. The volume increase primarily represented the continuing effects of Company market initiatives and the accelerated growth of the national economy. The Company's market initiatives included new product additions, pricing actions, the continuing effect of expanding branch and adding Zone Distribution facilities, and the continuing growth of the National Accounts Program. Daily sales to Grainger National Accounts increased 25% on a comparable basis over 1993 levels.

NET EARNINGS


Net earnings for 1995 increased 46.0% over 1994 including the effects of after tax restructuring charges recorded in 1994 (see 1994 Net earnings discussion below). Excluding the effect of these restructuring charges, net earnings increased 5.1% year over year. This increase was less than the sales increase primarily due to operating expenses increasing at a faster rate than net sales offset by slightly higher gross profit margins. Operating expenses increased faster than sales primarily due to the Company's continuing investment in the business infrastructure needed to support its market initiatives, increased employee benefits costs, and increased freight-out expenses. Increased freight-out expenses resulted from proportionally more shipments qualifying for prepaid freight and proportionally more orders being transferred within the Zone Distribution facilities/branch network. This partially resulted in orders being shipped longer distances. These incremental expenses, by policy, were not billed to customers. Partially offsetting these increases were lower bad debt expenses; payroll costs increasing somewhat slower than the rate of sales growth;
(10)
and decreased amortization of goodwill and other acquisition related costs associated with acquired and start-up businesses. The Company's gross profit margin increased by 0.06 percentage points when comparing the full years of 1995 and 1994, excluding the effects of a restructuring charge of $16,308,000 (0.54 percentage points of gross profit) associated with inventory write-downs taken during 1994. This slight increase was principally related to a favorable product mix as sales of non-seasonal products grew at a higher rate than the sales of seasonal products. The sales of seasonal products have historically had lower than average gross profit margins. Partially offsetting the favorable impacts was an unfavorable change in selling price category mix, which primarily resulted from the growth in sales to National Accounts.

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


                               FINANCIAL CONDITION

Working capital was $618,524,000 at December 31, 1995 compared to $504,595,000 at December 31, 1994 and $442,525,000 at December 31, 1993. The ratio of current assets to current liabilities was 2.4, 2.1, and 2.2 at such dates.

Net cash flows from operations of  $126,285,000  in 1995,  $191,382,000 in 1994, and $162,498,000 in 1993 have continued to improve the Company's financial position and serve as the primary source of funding for capital requirements.

In each of the past three years, a portion of working capital has been used for additions to property, buildings, and equipment as summarized in the following table.

                                                 1995        1994        1993
                                                ------      ------      ------
                                                   (In thousands of dollars)
Land, buildings, structures, and improvements..$55,280     $73,342       $56,393
Furniture, fixtures, and other equipment....... 56,655      47,015        42,012
                                               --------    --------     --------
Total........................................ $111,935     $120,357      $98,405
                                              ========     ========     ========


The Company did not repurchase any shares of common stock during 1995 or 1994. The Company did repurchase 1,777,000 shares in 1993. Approximately 3,600,000 shares of common stock remain available for repurchase under the existing authorization. The Company may resume share repurchases at any time.

Dividends paid to shareholders were $45,227,000 in 1995, $39,570,000 in 1994, and $36,272,000 in 1993.

Internally generated funds have been the primary source of working capital and funds for expansion (including capital expenses relating to the facilities optimization program), supplemented by debt as circumstances dictated. In addition to continuing facilities optimization efforts and infrastructure development to support current initiatives, long-term cash requirements are anticipated for the consolidation of Chicago-area offices in the office facility to be constructed in Lake County, Illinois. The Company had no material financing commitments outstanding at December 31, 1995.
(11)

The Company continues to maintain a low debt ratio and strong liquidity position, which provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, the Company has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit and otherwise. Total debt as a percent of shareholders' equity was 5%, 4%, and 7%, at December 31, 1995, 1994, and 1993, respectively.

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

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Information regarding directors of the Company will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held April 24, 1996, and, to the extent required, is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption "Executive Officers."

ITEM 11: EXECUTIVE COMPENSATION


Information regarding executive compensation will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held April 24, 1996, and, to the extent required, is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held April 24, 1996, and, to the extent required, is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Information regarding certain relationships and related transactions will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held April 24, 1996, and, to the extent required, is incorporated herein by reference.
(12)

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K


(a) 1. Financial Statements. See Index to Financial Statements and Supplementary Data.
      2. Financial Statement Schedule. See Index to Financial Statements and Supplementary Data.
      3.  Exhibits:
          (3)   (a)         Restated  Articles of Incorporation  dated April
                            27, 1994,  incorporated by reference to Exhibit 3(a)
                            to the Company's  Annual Report on Form 10-K for the
                            year ended December 31, 1994.
                (b)         By-laws as amended October 25, 1995, incorporated by
                            reference   to  Exhibit   3(ii)  to  the   Company's
                            Quarterly  Report on Form 10-Q for the quarter ended
                            September 30, 1995.
          (10) Material Contracts:
                (a)         No instruments which define the rights of holders of
                            the Company's  Industrial  Development Revenue Bonds
                            are  filed  herewith,   pursuant  to  the  exemption
                            contained in Regulation  S-K,  Item  601(b)(4)(iii).
                            The  Company   hereby   agrees  to  furnish  to  the
                            Securities and Exchange Commission, upon request, a copy of any such instrument.
                (b)         Shareholders  rights agreement dated April 26, 1989,
                            incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, and a related Certificate of Adjustment, incorporated by reference to Exhibit
                            4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.
                (c)         Compensatory Plans or Arrangements
                      (i)   W.W. Grainger, Inc. 1990 Long-Term Stock Incentive
                            Plan, incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.
                      (ii)  W.W. Grainger, Inc. 1975 Non-Qualified Stock Option
                            Plan as Amended and Restated March 3, 1988, incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

(13)

Exhibit Index
-------------
 39-46                (iii) Executive Death Benefit Plan.
                      (iv)  Executive Deferred  Compensation Plan dated December
                            30, 1983, incorporated by reference to Exhibit 10(e)
                            to the Company's  Annual Report on Form 10-K for the
                            year ended December 31, 1989.
                      (v)   1985  Executive  Deferred  Compensation  Plan  dated
                            December  31,  1984,  incorporated  by  reference to
                            Exhibit 10(f) to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1990.
                      (vi)  Post-Service   Benefits   Plan  for   Non-Management
                            Directors,  incorporated  by  reference  to  Exhibit
                            10(e)(vi)  to the  Company's  Annual  Report on Form
                            10-K for the year ended December 31, 1993.
 47-51                (vii) Summary Description of Corporate Management
                            Incentive Program Based on Improved Economic
                            Earnings.
 52-59                (viii)Supplemental Profit Sharing Plan.
 60-61                (ix)  Plan for Payment of Directors' Fees.
 37       (11)  Computations of Earnings Per Share. See Index to Financial
                Statements and Supplementary Data.
          (21)  Subsidiaries of the Company.
          (23)  Consent of Independent Certified Public Accountants. See Index
                to Financial Statements and Supplementary Data.
 38       (27)  Financial Data Schedule.
(b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of 1995.


(14)

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 25, 1996

W.W. GRAINGER, INC.



By:D. W. Grainger                        By:J. D. Fluno
-----------------                        --------------
   D. W. Grainger                           J. D. Fluno
   Chairman of the Board of Directors       Vice Chairman
   (a Principal Executive Officer and a    (a Principal Executive Officer,
    Director)                               a Principal Financial Officer and a
                                            Director)


By:R. L. Keyser                           By:R. D. Pappano
---------------                           ----------------
   R. L. Keyser                              R. D. Pappano
   President and Chief Executive Officer     Vice President, Financial Reporting
   (a Principal Executive Officer and        and Investor Relations
   a Director)                               (Principal Accounting Officer)











George R. Baker       March 25, 1996         James D. Slavik     March 25, 1996
---------------                              ---------------
George R. Baker                              James D. Slavik
   Director                                    Director



 Robert E. Elberson   March 25, 1996         Harold B. Smith     March 25, 1996
 ------------------                          ---------------
 Robert E. Elberson                          Harold B. Smith
      Director                                  Director



 Wilbur H. Gantz      March 25, 1996         Fred L. Turner      March 25, 1996
 ---------------                             --------------
 Wilbur H. Gantz                             Fred L. Turner
     Director                                    Director



John W. McCarter, Jr. March 25, 1996         Janiece S. Webb     March 25, 1996
---------------------                        ---------------
John W. McCarter, Jr.                        Janiece S. Webb
     Director                                    Director



(15)

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                        December 31, 1995, 1994, and 1993


                                                                            Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.....................      17

FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS

               ASSETS..................................................      18

               LIABILITIES AND SHAREHOLDERS' EQUITY....................      19

        CONSOLIDATED STATEMENTS OF EARNINGS............................      20

        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY................      21

        CONSOLIDATED STATEMENTS OF CASH FLOWS..........................   22-23

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................   24-33

SCHEDULE II - ALLOWANCE FOR DOUBTFUL ACCOUNTS..........................      34

EXHIBIT 11 - COMPUTATIONS OF EARNINGS PER SHARE........................      35

EXHIBIT 23 - CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.......      36




(16)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and
   Board of Directors of
   W.W. Grainger, Inc.

   We have audited the accompanying consolidated balance sheets of W.W. Grainger, Inc. and Subsidiaries as of December 31, 1995, 1994, and 1993, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of W.W. Grainger,
Inc. and Subsidiaries as of December 31, 1995, 1994, and 1993, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

     We have also audited Schedule II of W. W. Grainger, Inc. and Subsidiaries for the years ended December 31, 1995, 1994, and 1993. In our opinion, this Schedule presents fairly, in all material respects, the information required to be set forth therein. GRANT THORNTON LLP


Chicago, Illinois
February 2, 1996



(17)

                      W.W. Grainger, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)


                                                         December 31,
                                                ------------------------------
                     ASSETS                     1995         1994         1993
                                                ----         ----         ----

CURRENT ASSETS
  Cash and cash equivalents ..............  $   11,460   $   15,292   $    2,572
  Accounts receivable, less allowances for
    doubtful accounts of $14,229 for 1995,
    $15,333 for 1994, and $13,573 for 1993     369,576      345,793      299,856
  Inventories ............................     602,639      519,966      466,214
  Prepaid expenses .......................      11,746       14,233       10,832
  Deferred income tax benefits ...........      67,239       68,362       44,408
                                                ------       ------       ------

        Total current assets .............   1,062,660      963,646      823,882

PROPERTY, BUILDINGS, AND EQUIPMENT
  Land ...................................     123,431      115,497      100,903
  Buildings, structures, and improvements      472,154      431,184      381,716
  Machinery and equipment ................      11,940       11,705       11,567
  Furniture, fixtures, and other equipment     290,175      251,831      222,569
                                               -------      -------      -------

                                               897,700      810,217      716,755
  Less accumulated depreciation
    and amortization .....................     379,349      341,075      307,372
                                               -------      -------      -------

      Property, buildings, and
        equipment--net ...................     518,351      469,142      409,383


OTHER ASSETS .............................      88,232      101,963      143,399
                                                ------      -------      -------


TOTAL ASSETS .............................  $1,669,243   $1,534,751   $1,376,664
                                            ==========   ==========   ==========




(18)

                      W.W. Grainger, Inc. and Subsidiaries

                            (In thousands of dollars)


                                                          December 31,
                                                  ----------------------------
        LIABILITIES AND SHAREHOLDERS' EQUITY      1995        1994        1993
                                                  ----        ----        ----

CURRENT LIABILITIES
  Short-term debt ............................   $23,577     $11,134     $34,298
  Current maturities of long-term debt .......    23,241      26,449      21,662
  Trade accounts payable .....................   204,925     226,459     178,114
  Accrued contributions to employees'
    profit sharing plans .....................    53,618      50,020      44,587
  Accrued expenses ...........................   115,310     122,339      83,923
  Income taxes ...............................    23,465      22,650      18,773
                                                  ------      ------      ------

        Total current liabilities ............   444,136     459,051     381,357


LONG-TERM DEBT (less current maturities) .....     8,713       1,023       6,214

DEFERRED INCOME TAXES ........................     8,539      15,177      23,017

ACCRUED EMPLOYMENT RELATED BENEFITS COSTS ....    28,746      26,695      24,171

SHAREHOLDERS' EQUITY
  Cumulative Preferred Stock--1995, 1994,
    and 1993, $5 par value--authorized,
    6,000,000 shares, issued and outstanding,
    none......................................       --          --          --
  Common Stock--$0.50 par value--authorized,
    150,000,000 shares, 1995, 1994, and 1993;
    issued and outstanding, 50,894,629 shares,
    1995, 50,749,681 shares, 1994, and
    50,684,983 shares, 1993 ..................    25,447      25,375      25,342
  Additional contributed capital .............    86,548      81,796      79,364
  Unearned restricted stock compensation .....      (19)        (61)       (192)
  Retained earnings .......................... 1,067,133     925,695     837,391
                                               ---------     -------     -------


        Total shareholders' equity ........... 1,179,109   1,032,805     941,905
                                               ---------   ---------     -------


TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY .......................$1,669,243  $1,534,751  $1,376,664
                                              ==========  ==========  ==========


The accompanying notes are an integral part of these financial statements.



(19)

                      W.W. Grainger, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS
             (In thousands of dollars except for per share amounts)


                                                  Years Ended December 31,
                                               ----------------------------
                                               1995        1994         1993
                                               ----        ----         ----

Net sales ................................. $3,276,910  $3,023,076   $2,628,398

Cost of merchandise sold ..................  2,095,552   1,951,321    1,653,534
                                             ---------   ---------    ---------

       Gross profit .......................  1,181,358   1,071,755      974,864

Warehousing, marketing, and
  administrative expenses .................    865,067     787,137      721,904

Restructuring charges .....................       --        53,082          800
                                               -------      ------          ---

       Total operating expenses ...........    865,067     840,219      722,704
                                               -------     -------      -------

       Operating earnings .................    316,291     231,536      252,160

Other income or (deductions)
  Interest income .........................        162          17          480
  Interest expense ........................     (4,260)     (1,870)      (1,727)
  Unclassified--net .......................        (44)       (928)        (884)
                                                   ---        ----         ----

                                                (4,142)     (2,781)      (2,131)
                                                ------      ------       ------


       Earnings before income taxes .......    312,149     228,755      250,029
Income taxes ..............................    125,484     100,881      100,762
                                               -------     -------      -------

       Net earnings before cumulative
         effect of accounting changes .....    186,665     127,874      149,267

Cumulative effect of accounting changes ...       --          --           (820)
                                               -------     -------         ----

       Net earnings .......................   $186,665    $127,874     $148,447
                                              ========    ========     ========


Net earnings per common and common
  equivalent share before cumulative
  effect of accounting changes ............      $3.64       $2.50        $2.88

Cumulative effect of accounting changes ...       --          --          (0.02)
                                                 -----       -----        ------
Net earnings per common and common
  equivalent share ........................      $3.64       $2.50        $2.86
                                                 =====       =====        =====


Average number of common and
  common equivalent shares outstanding .... 51,241,217  51,226,476   51,910,906
                                            ==========  ==========   ==========


The accompanying notes are an integral part of these financial statements.

(20)

                      W.W. Grainger, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             (In thousands of dollars except for per share amounts)


                                                             Unearned
                                               Additional   Restricted
                                      Common   Contributed    Stock     Retained
                                       Stock    Capital    Compensation Earnings
                                       -----    -------    ------------ --------

Balance at January 1, 1993............. $26,188   $79,050     $(299)   $826,270

Exercise of stock options..............      41     2,821        --          --
Purchase of 1,776,700 shares of
  Common Stock.........................    (888)   (2,712)        --   (101,054)
Issuance of 2,700 shares of
  restricted Common Stock..............       1       154       (155)        --
Amortization of unearned
  restricted stock compensation........      --        51        262         --
Net earnings...........................      --        --         --    148,447
Cash dividends paid ($0.705 per share).      --        --         --    (36,272)
                                         ------    -------     -----    -------

Balance at December 31, 1993...........  25,342    79,364       (192)   837,391

Exercise of stock options..............      33     2,420         --         --
Cancellation of 700 shares of
  restricted Common Stock..............      --       (35)        35         --
Amortization of unearned restricted
  stock compensation...................      --        47         96         --
Net earnings...........................      --        --         --    127,874
Cash dividends paid ($0.78 per share)..      --        --         --    (39,570)
                                         ------    -------     -----    -------

Balance at December 31, 1994...........  25,375    81,796        (61)   925,695

Exercise of stock options..............      72     4,746         --         --
Amortization of unearned restricted
  stock compensation...................      --         6         42         --
Net earnings...........................      --        --         --    186,665
Cash dividends paid ($0.89 per share)..      --        --         --    (45,227)
                                          ------    -------     -----    -------

Balance at December 31, 1995........... $25,447   $86,548      $(19) $1,067,133
                                        =======   =======       ==== ==========


The accompanying notes are an integral part of these financial statements.



(21)

                      W.W. Grainger, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)


                                                       Years Ended December 31,
                                                       ------------------------
                                                     1995       1994       1993
                                                     ----       ----       ----

Cash flows from operating activities:
  Net earnings ....................................$186,665  $127,874  $148,447
  Provision for losses on accounts receivable .....   7,780     9,928     8,147
  Depreciation and amortization:
    Property, buildings, and equipment ............  57,760    49,795    40,576
    Intangibles and goodwill ......................  13,090    14,534    15,395
  Restructuring charges--non-cash .................    --      68,363        75
  Change in operating assets and liabilities,
    net of effect of restructuring charges:
    (Increase) in accounts receivable ............. (31,563)  (56,268)  (42,593)
    (Increase) in inventories ..................... (82,673)  (70,060)  (33,981)
    Decrease (increase) in prepaid expenses .......   2,487    (3,401)    1,024
    (Decrease) increase in trade accounts payable . (21,534)   48,345    26,216
    (Decrease) increase in other current
     liabilities...................................  (3,431)   25,393      (554)
    Increase in current income taxes payable ......     815     3,878     9,132
    Increase in accrued employment related
     benefits cost.................................   2,051     2,524     8,268
    (Decrease) in deferred income taxes ...........  (5,515)  (31,794)  (22,441)
  Other--net ......................................     353     2,271     4,787
                                                        ---     -----     -----

Net cash provided by operating activities ......... 126,285   191,382   162,498

Cash flows from investing activities:
  Additions to property, buildings, and
    equipment .....................................(111,935) (120,357)  (98,405)
  Proceeds from sale of property, buildings,
    and equipment .................................   4,918     2,573       533
  Other--net ......................................     378      (240)      866
                                                    -------   --------   -------


Net cash (used in) investing activities ...........(106,639) (118,024)  (97,006)



(22)

                      W.W. Grainger, Inc. and Subsidiaries

                            (In thousands of dollars)


                                                      Years Ended December 31,
                                                      ------------------------
                                                     1995      1994        1993
                                                     ----      ----        ----

Cash flows from financing activities:
  Net increase (decrease) in short-term debt...  $12,443    $(23,164)   $34,298
  Proceeds from long-term debt.................    5,665         775      1,400
  Long-term debt payments......................   (1,183)     (1,179)    (5,414)
  Stock options exercised......................    2,147       1,155      1,178
  Tax benefit of stock incentive plan..........    2,677       1,345      1,735
  Purchase of Common Stock.....................       --         --    (104,654)
  Cash dividends paid..........................  (45,227)    (39,570)   (36,272)
                                                 -------     -------    -------


Net cash (used in) financing activities........  (23,478)    (60,638)  (107,729)
                                                 -------     -------   --------


NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS.........................   (3,832)     12,720    (42,237)

Cash and cash equivalents at beginning of year.   15,292       2,572     44,809
                                                  ------       -----     ------


Cash and cash equivalents at end of year.......  $11,460     $15,292     $2,572
                                                 =======     =======     ======


The accompanying notes are an integral part of these financial statements.
(23)

                      W.W. Grainger, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994, and 1993


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INDUSTRY INFORMATION

The Company is a leader in the nationwide distribution of maintenance, repair, and operating supplies, and a provider of related information, serving the commercial, industrial, contractor, and institutional markets. The Company operates within a single industry segment.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions are eliminated from the consolidated financial statements.

MANAGEMENT ESTIMATES

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and estimates of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

ACCOUNTING CHANGES

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (see Note 14) and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (see Note 9). In the fourth quarter of 1993, retroactive to January 1, 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits" (see Note 9).

INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method.

PROPERTY, BUILDINGS, AND EQUIPMENT

Property, buildings, and equipment are valued at cost. For financial statement purposes, depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on the declining-balance and sum-of-the-years-digits methods. The principal estimated useful lives used in determining depreciation are as follows:

Buildings, structures, and improvements.............             10 to 45 years
Machinery and equipment................. ...........              5 to 10 years
Furniture, fixtures, and other equipment............              3 to 10 years

Improvements to leased property are being amortized over the initial terms of the respective leases or the estimated service lives of the improvements, whichever is shorter.

The Company capitalized interest costs of $2,136,000, $1,929,000, and $1,258,000 in 1995, 1994, and 1993, respectively.

PURCHASED TAX BENEFITS

The Company purchased tax benefits through leases as provided by the Economic Recovery Tax Act of 1981. Realized tax benefits, net of repayments, are included in Deferred Income Taxes.

INCOME TAXES

The Company uses the maximum allowable accelerated depreciation methods. Deferred income taxes are provided to recognize the temporary differences between financial and tax reporting.

(24)

PURCHASE OF COMPANY COMMON STOCK

Through December 31, 1993, the Company was required by its state of incorporation to retire any Common Stock it purchased. The excess of cost over par value was charged proportionately to Additional contributed capital and Retained earnings. Effective January 1, 1994, the Company is no longer required by its state of incorporation to retire Common Stock purchases.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Earnings per common and common equivalent share are computed based upon the weighted average number of shares outstanding during each year which includes outstanding options for Common Stock, when dilutive.

NOTE 2--RESTRUCTURING CHARGES

In December 1993, the Company announced its decision to integrate its sanitary supply business with the core business. Based on the results of that program, the Company announced in July 1994 its intention to similarly integrate its Allied Safety (safety products) and Bossert Industrial Supply (production consumable products) units. In conjunction with the integration of these business units, the Company also began the process of consolidating its financial, information services, and human resource functions. In the fourth quarter of 1994, the Company recorded a $67,097,000 pretax charge ($48,398,000 or 94 cents per share on an after tax basis) to recognize the expected costs associated with the above efforts. Total restructuring charges for 1994 and 1993 were:

                                                       Years Ended December 31,
                                                       ------------------------
                                                                1994       1993
                                                                ----       ----
                                                      (In thousands of dollars
                                                       except per share amounts)

Inventory writedowns--charged to cost of merchandise sold...  $16,308     $--
                                                              -------     ----

Operating expenses:
  Revaluation of goodwill and other intangibles.............  24,249       --
  Non-inventory asset write-downs...........................   9,350       --
  Severance and related benefits............................  10,917       --
  Lease payments and other facility expenses................   7,862      152
  Other.....................................................     704      648
                                                              ------      ---
  Charged to operating expenses.............................  53,082      800
                                                              ------     ----
Total....................................................... $69,390     $800
                                                             =======     ====

Total, net of tax........................................... $49,779     $482
                                                             =======     ====

Effect on earnings per common and common equivalent share...   $0.97    $0.01
                                                               =====    =====



For 1995, amounts charged against expense accruals included in the 1994 restructuring charges were not material.

NOTE 3--CASH FLOWS

The Company considers investments in highly liquid debt instruments, purchased with an original maturity of ninety days or less, to be cash equivalents. For cash equivalents the carrying amount approximates fair value due to the short maturity of those instruments. Cash paid during the year for:

                                                   1995       1994       1993
                                                   ----       ----       ----
                                                    (In thousands of dollars)
Interest (net of amount capitalized).......       $4,167     $1,836     $1,837
                                                  ======     ======     ======

Income taxes...............................     $127,041   $127,039   $106,085
                                                ========   ========   ========
(25)

NOTE 4--CASH

Checks outstanding of $40,027,000, $37,088,000, and $16,521,000 are included in Trade accounts payable at December 31, 1995, 1994, and 1993, respectively.

NOTE 5--CONCENTRATION OF CREDIT RISK

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

NOTE 6--INVENTORIES

Inventories primarily consist of merchandise purchased for resale.

Inventories would have been $194,854,000,  $184,364,000, and $179,450,000 higher than reported at December 31, 1995, 1994, and 1993, respectively, if the first-in, first-out (FIFO) method of inventory accounting had been used.

NOTE 7--OTHER ASSETS

Included in other assets are intangibles such as customer lists and goodwill. Customer lists are amortized on a straight-line basis over periods of five to sixteen years. Goodwill represents the cost in excess of net assets of acquired companies and is amortized on a straight-line basis over forty years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the present value of projected future cash flows is less than their carrying value. Effective January 1, 1996, impairments will be recognized in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," if applicable. Other assets at December 31, 1995, 1994, and 1993 were:


                                       1995              1994             1993
                                       ----              ----             ----
                                              (In thousands of dollars)
Customer lists....................   $93,857           $93,857         $102,015
Goodwill..........................    25,635            25,635           46,283
Other intangibles.................     3,475             3,875            6,472
                                       -----             -----            -----

                                     122,967           123,367          154,770
Less accumulated amortization.....    50,356            37,266           29,528
                                      ------            ------           ------

                                      72,611            86,101          125,242
Sundry............................    15,621            15,862           18,157
                                      ------            ------           ------

Total.............................   $88,232          $101,963         $143,399
                                     =======          ========         ========



Other assets decreased in 1994 primarily due to the revaluation of goodwill and other intangibles that occurred in conjunction with the restructuring charges as described in Note 2.


(26)

NOTE 8--SHORT-TERM DEBT

During 1995, 1994, and 1993, the Company borrowed funds to finance working capital needs. The following summarizes information concerning short-term debt:

                                                     1995      1994      1993
                                                     ----      ----      ----
Bank Notes                                           (In thousands of dollars)
----------
Outstanding at December 31........................  $3,186    $3,739   $22,316
Maximum month-end balance during the year......... $64,853   $27,170   $27,725
Average amount outstanding during the year........ $22,576    $9,973    $8,493
Weighted average interest rates during the year...    6.2%      4.6%      3.4%
Weighted average interest rates at December 31....    6.2%      8.0%      3.5%

Commercial Paper
----------------
Outstanding at December 31........................ $20,391    $7,395   $11,982
Maximum month-end balance during the year......... $79,734   $49,985   $28,581
Average amount outstanding during the year........ $43,357   $23,143    $7,935
Weighted average interest rates during the year...    6.0%      4.4%      3.2%
Weighted average interest rates at December 31....    5.8%      6.3%      3.3%

The Company had available lines of credit of $54,500,000 at December 31, 1995, $54,000,000 at December 31, 1994, and $28,500,000 at December 31, 1993. Of the
total available at December 31, 1995, $50,000,000 was in place to support commercial paper, and carried commitment fees of 1/8%. There were no borrowings under these credit lines. The remaining $4,500,000 credit line at December 31, 1995 was used to support working capital needs. This line carried a commitment fee of 1/8% and an additional fee of 1/8% on the unused portion.

NOTE 9--EMPLOYEE BENEFITS

RETIREMENT PLANS. A majority of the Company's employees are covered by a noncontributory profit sharing plan. This plan provides for annual employer contributions based upon a formula related primarily to earnings before federal income taxes, limited to 15% of the total compensation paid to all eligible employees. The Company also sponsors additional profit sharing and defined contribution plans which cover most other employees. Provisions under all plans were $47,323,000, $46,117,000, and $42,056,000 for the years ended December 31,
1995, 1994, and 1993, respectively.

POSTRETIREMENT BENEFITS. The Company has a health care benefits plan covering most of its retired employees and their dependents. A majority of the Company's employees become eligible for these benefits when they qualify for retirement while working for the Company.

The amount charged to operating expense for Postretirement benefits was $3,488,000, $3,153,000, and $2,600,000 for the years ended December 31, 1995,
1994, and 1993, respectively. Components of the expense were:

                                         1995         1994         1993
                                         ----         ----         ----
                                            (In thousands of dollars)
Service cost........................    $1,973       $1,887       $1,566
Interest cost.......................     2,025        1,695        1,553
Actual return on assets.............    (2,282)         (17)        (472)
Amortization of transition asset
  (22 year amortization)............      (143)        (143)        (143)
Deferred asset gain (loss)..........     1,913         (339)          96
Unrecognized (gain) loss............       (80)          29           --
Prior service cost..................        82           41           --
                                        ------       ------        -----
                                        $3,488       $3,153       $2,600
                                        ======       ======       ======




(27)

Participation in the plan is voluntary at retirement and requires participants to make contributions, as determined by the Company, toward the cost of the plan. The accounting for the health plan anticipates future cost-sharing changes to retiree contributions that will maintain the current cost-sharing ratio between the Company and the retirees. A Group Benefit Trust has been established as the vehicle to process benefit payments. The assets of the trust are invested in a Standard & Poors 500 index fund. The assumed weighted average long-term rate of return is 6.1%, which is net of a 40.5% tax rate.

The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986, as amended, and was $2,409,000, $737,000, and $211,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

A reconciliation of funded status as of December 31, 1995, 1994, and 1993 is as follows:

                                                   1995       1994        1993
                                                   ----       ----        ----
                                                     (In thousands of dollars)
Accumulated Postretirement Benefit Obligation (APBO):

  Retirees and their dependents.................. $(3,852)   $(3,715)   $(4,044)
  Fully eligible active plan participants........  (1,767)    (1,331)      (879)
  Other active plan participants................. (27,863)   (17,299)   (17,165)
                                                  -------    -------    -------

Total APBO....................................... (33,482)   (22,345)   (22,088)
Plan assets at fair value........................  10,288      6,199      5,993
                                                   -------    -------     ------

Funded status.................................... (23,194)   (16,146)   (16,095)
Unrecognized transition asset....................  (2,713)    (2,856)    (2,999)
Unrecognized net loss (gain).....................   2,464     (3,443)       823
Unrecognized prior service cost..................   1,677      1,758        --
                                                   -------    -------     ------

Accrued postretirement benefits cost.............$(21,766)  $(20,687)  $(18,271)
                                                  ========   ========   ========



In determining the APBO as of December 31, 1995, the assumed weighted average discount rate used was 7.5%. To determine the APBO as of December 31, 1994, the assumed weighted average discount rate was 8.5%. To determine the APBO as of December 31, 1993, the assumed weighted average discount rate was 7.3%. The assumed health care cost trend rate for 1996 through 1998 was 10.0%. Beginning in 1999, the assumed health care cost trend rate declines on a straight-line basis until 2008, when the ultimate trend rate of 5.6% will be achieved.

If the assumed health care cost trend rate was increased by one percentage point for each year, the APBO as of December 31, 1995 would increase by $7,283,000. The aggregate of the service cost and interest cost components of the 1995 net periodic postretirement benefits expense would increase by $996,000.

POSTEMPLOYMENT BENEFITS. In the fourth quarter of 1993, retroactive to January 1, 1993, the Company adopted SFAS No. 112, "Employer's Accounting for
Postemployment Benefits." This statement requires the accrual of certain benefits provided to former or inactive employees, after employment but before retirement, if attributable to an employee's service already rendered.

The Company's postemployment benefits accrued under SFAS No. 112 included long-term disability health care benefits, short-term disability salary continuation benefits, and COBRA benefits in excess of participant contributions. The cumulative effect at January 1, 1993 of adopting SFAS No. 112 reduced Net earnings by $4,033,000 or eight cents per share. The effect of this change on 1993 Net earnings before the cumulative effect of accounting changes was not material.


(28)

NOTE 10--LONG-TERM DEBT

Long-term debt consisted of the following at December 31:


                                            1995         1994         1993
                                            ----         ----         ----
                                               (In thousands of dollars)
Industrial development revenue bonds....   $26,150      $26,150     $26,225
Other...................................     5,804        1,322       1,651
                                             -----        -----       -----

                                            31,954       27,472      27,876
Less current maturities.................    23,241       26,449      21,662
                                            ------       ------      ------

                                            $8,713       $1,023      $6,214
                                            ======       ======      ======



The industrial development revenue bonds include various issues that bear interest at a variable rate up to 15%, or variable rates up to 78.2% of the prime rate, and come due in various amounts from 2001 through 2011. Interest rates on some of the issues are subject to change at certain dates in the future. The bondholders may require the Company to redeem certain bonds concurrent with a change in interest rates and certain other bonds annually. In addition, $12,045,000 of these bonds had an unsecured liquidity facility available at December 31, 1995 for which the Company compensated a bank through a commitment fee of .07%. There were no borrowings related to this facility at December 31, 1995. The Company classified $21,255,000, $26,150,000, and
$21,255,000 of bonds currently subject to redemption options in current maturities of long-term debt at December 31, 1995, 1994, and 1993, respectively.

The aggregate amounts of long-term debt maturing in each of the five years subsequent to December 31, 1995 are as follows:

                                          Amounts          Amounts
                                       Payable Under      Subject to
                                          Terms of        Redemption
                                         Agreements         Options
                                        ------------       ----------
                                           (In thousands of dollars)
1996................................       $1,986            $21,255
1997................................        2,096                 --
1998................................        1,190                 --
1999................................          204                 --
2000................................          228              4,895


(29)

NOTE 11--LEASES

The  Company  leases  various  land,  buildings,   and  equipment.  The  Company
capitalizes all significant leases which qualify as capital leases.

At December 31, 1995, the approximate future minimum aggregate payments for all leases were as follows:

                                             Operating Leases
                                             ----------------
                                     Real    Personal                 Capital
                                   Property  Property       Total      Leases
                                   --------  --------       -----      ------
                                         (In thousands of dollars)
1996...............................$14,480     $3,320      $17,800       $240
1997............................... 11,549      3,308       14,857        240
1998...............................  8,719      1,358       10,077        240
1999...............................  7,377          6        7,383        240
2000...............................  2,592         --        2,592        240
2001-2034..........................  5,656         --        5,656         97
                                     -----      -----        -----         --

Total minimum payments required.... 50,373      7,992       58,365      1,297
Less amounts representing sublease
 income............................. 1,997        --         1,997
                                     -----      -----        -----
                                   $48,376     $7,992      $56,368
                                   =======     ======      =======

Less imputed interest..............                                       332
                                                                          ---
Present value of minimum
  lease payments (included
  in long-term debt) ..............                                      $965
                                                                         ====


Total rent expense, including both items under lease and items rented on a month-to-month basis, was $20,084,000, $20,935,000, and $22,264,000 for 1995,
1994, and 1993, respectively.

NOTE 12--STOCK INCENTIVE PLAN

The Company's Long-Term Stock Incentive Plan ("The Plan") allows the Company to grant a variety of incentive awards to key employees of the Company. These awards involve the use of a maximum of 4,028,414 shares of common stock, in connection with awards of non-qualified stock options, stock appreciation rights, restricted stock, phantom stock rights, and other stock-based awards.

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

Shares covered by terminated, surrendered or canceled options or stock appreciation rights that are unexercised, by forfeited restricted stock, or by the forfeiture of other awards that do not result in shares being issued, are again available for awards under the Plan.

(30)

There were no shares of restricted stock issued in 1995 or 1994. There were 2,650 shares of restricted stock issued in 1993. In 1995, 1,050 shares of restricted stock were released. In 1994 and 1993, 4,615 shares of restricted stock were released each year. There were 650 shares canceled in 1994.

There was no activity relating to stock appreciation rights in 1995, 1994, or 1993, and at December 31, 1995, there were no stock appreciation rights outstanding.

Transactions involving stock options are summarized as follows:

                                                       Option Price
                                       Option Shares    Per Share    Exercisable
                                       -------------    ---------    -----------
Outstanding at January 1, 1993......    1,359,074     $12.84-$51.50   1,152,514
                                                                      =========

Granted..........................        193,510         $58.75
   Exercised........................    (132,914)     $12.84-$41.06
   Canceled or expired..............      (4,400)     $43.00-$58.75
                                          -------
Outstanding at December 31, 1993....    1,415,270     $13.31-$58.75   1,019,600
                                                                      =========


   Granted..........................      202,360        $61.50
   Exercised........................     (90,196)     $13.31-$51.50
   Canceled or expired..............     (13,230)     $22.75-$61.50
                                         --------
Outstanding at December 31, 1994....    1,514,204     $15.31-$61.50   1,124,164
                                                                      =========

   Granted..........................      221,620     $58.88-$62.13
   Exercised........................    (207,402)     $15.31-$51.50
   Canceled or expired..............     (14,480)     $58.75-$62.13
                                         --------
Outstanding at December 31, 1995....    1,513,942     $22.75-$62.13     916,762
                                        =========                     =========


Options available for grant were 2,964,869, 3,172,009, and 3,361,139 at December 31, 1995, 1994, and 1993, respectively. All options were issued at market price on the date of grant.

In October, 1995, the Financial Accounting Standards Board issued SFAS No.123, "Accounting for Stock-Based Compensation." The effective date of this statement is for fiscal years beginning after December 15, 1995. The statement will require the Company either to adopt SFAS No. 123 and recognize an expense for stock compensation in the financial statements or continue accounting under Accounting Principles Board Opinion (APBO) No. 25, "Accounting for Stock Issued to Employees" with additional pro forma footnote disclosure regarding the impact on Net earnings and Net earnings per share had the Company adopted SFAS No. 123.

It is the Company's intent to continue to account for stock compensation under APBO No. 25 with additional footnote disclosure regarding the impact on Net earnings and Net earnings per share had the Company adopted SFAS No. 123. The Company will provide the additional footnote disclosure in 1996.

NOTE 13--ISSUANCE OF PREFERRED SHARE PURCHASE RIGHTS

The Company has adopted a Shareholder Rights Plan, under which there is outstanding one preferred share purchase right (Right) for each outstanding share of the Company's Common Stock. Each Right, under certain circumstances, may be exercised to purchase one two-hundredth of a share of Series A Junior Participating Preferred Stock (intended to be the economic equivalent of one share of the Company's Common Stock) at a price of $125, subject to adjustment. The Rights become exercisable only after a person or a group, other than a person or group exempt under the plan, acquires or announces a tender offer for 20% or more of the Company's Common Stock. If a person or group, other than a person or group exempt under the plan, acquires 20% or more of the Company's Common Stock or if the Company is acquired in a merger or other business combination transaction, each Right generally entitles the holder, other than such person or group, to purchase, at the then-current exercise price, stock and/or other securities or assets of the Company or the acquiring company having a market value of twice the exercise price.

(31)

The Rights expire on May 15, 1999 unless earlier redeemed. They generally are redeemable at $.01 per Right until thirty days following announcement that a person or group, other than a person or group exempt under the plan, has acquired 20% or more of the Company's Common Stock. They are also automatically redeemable, at the redemption price, upon consummation of certain transactions approved by shareholders in accordance with procedures provided in the plan. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings of the Company.

NOTE 14--INCOME TAXES

Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The cumulative effect of this accounting change increased net earnings by $3,213,000 or six cents per share in 1993. The adoption of SFAS No. 109 changed the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. Previously the Company deferred the tax effects of timing differences between financial reporting income and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial bases and the tax bases of assets and liabilities.

Income tax expense consisted of the following:

                                            1995        1994         1993
                                            ----        ----         ----
                                               (In thousands of dollars)
Current:
  Federal...............................  $106,690     $108,053     $95,558
  State.................................    24,309       24,622      21,766
                                            ------       ------      ------

    Total current ......................   130,999      132,675     117,324
Deferred tax benefits...................   (5,515)      (31,794)    (11,795)
Net effect of the Omnibus Budget
  Reconciliation Act of 1993 ...........        --            --     (4,767)
                                          --------      --------    -------
Total provision ........................  $125,484     $100,881     100,762
                                          ========     ========     =======



The deferred tax benefits represent the net effect of the changes in the amounts of temporary differences.

The income tax effects of temporary differences that gave rise to the net deferred tax asset as of December 31, 1995, 1994, and 1993 were:

                                                  1995       1994        1993
                                                  ----       ----        ----
                                                    (In thousands of dollars)
Current deferred tax assets:
  Inventory valuations.......................... $26,896    $25,001     $21,263
  Administrative and general expenses
    deducted on a paid basis for tax purposes...  25,004     25,117      21,651
  Restructuring costs...........................  13,957     17,288          --
  Other.........................................   1,382        956       1,494
                                                   -----        ---       -----

    Total net current deferred tax asset........  67,239     68,362      44,408
                                                  ------     ------      ------


Noncurrent deferred tax (liabilities) assets:
  Purchased tax benefits........................ (32,781)   (35,432)    (37,515)
  Temporary differences related to property,
    building, and equipment.....................  (1,013)    (2,424)     (3,368)
  Intangible amortization.......................  13,208     11,479       7,247
  Employment related benefits expense...........  11,441     10,625       9,620
  Other.........................................     606        575         999
                                                     ---        ---         ---

    Total net noncurrent deferred tax liability.  (8,539)   (15,177)    (23,017)
                                                  ------    -------     -------

Net deferred tax asset.......................... $58,700    $53,185     $21,391
                                                 =======    =======     =======
(32)

The purchased tax benefits represent lease agreements acquired in prior years under the provisions of the Economic Recovery Act of 1981.

A reconciliation of income tax expense with federal income taxes at the statutory rate follows:

                                               1995       1994        1993
                                               ----       ----        ----
                                                (In thousands of dollars)
Federal income taxes at the statutory rate.. $109,252 $80,064 $87,510 State income taxes, net of federal income
 tax benefits...............................   15,141     11,145     12,077
Effect of nondeductible restructuring costs.       --      8,189         --
Other-net...................................    1,091      1,483      1,175
                                                -----      -----      -----


  Income tax expense........................ $125,484   $100,881   $100,762
                                             ========   ========   ========



  Effective tax rate........................    40.2%      44.1%      40.3%
                                                ====       ====       ====



NOTE 15--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of selected quarterly information for 1995 and 1994 is as follows:

                                         1995 Quarter Ended
                      ---------------------------------------------------------
                        (In thousands of dollars except for per share amounts)
                      March 31    June 30   September 30 December 31      Total
                      --------    -------   ------------ -----------      -----
Net sales .........   $806,827    $813,518    $849,963    $806,602   $3,276,910
Gross profit ......    291,705     286,421     301,012     302,220    1,181,358
Net earnings ......   $ 46,869    $ 39,484    $ 49,135    $ 51,177   $  186,665
Net earnings per
 common and common
 equivalent share..   $   0.92    $   0.77    $   0.96    $   0.99   $     3.64
                      ========    ========    ========    ========   ==========


                                         1994 Quarter Ended
                                         ------------------
                        (In thousands of dollars except for per share amounts)
                      March 31    June 30   September 30 December 31      Total
                      --------    -------   ------------ -----------      -----
Net sales .........   $706,369    $768,554    $779,300    $768,853   $3,023,076
Gross profit ......    255,626     268,792     273,536     273,801    1,071,755
Net earnings ......   $ 41,538    $ 42,324    $ 43,045    $    967   $  127,874
Net earnings per
 common and common
 equivalent share..   $   0.81    $   0.83    $   0.84    $   0.02   $     2.50
                      ========    ========    ========    ========   ==========


In 1994, the Company recorded pretax restructuring charges of $69,390,000. Selected quarterly information excluding these charges is as follows:

                                           1994 Quarter Ended
                                           ------------------
                          (In thousands of dollars except for per share amounts) March 31 June 30 September 30 December 31 Total
                          --------   -------  ------------   -----------   -----
Net earnings...............$41,741   $43,033    $43,514        $49,365  $177,653
                           =======   =======    =======       ========   =======

Net earnings per common and
  common equivalent share....$0.81     $0.85     $0.85           $0.96     $3.47
                             =====     =====     =====           =====     =====

(33)

                      W.W. Grainger, Inc. and Subsidiaries

                  SCHEDULE II--ALLOWANCE FOR DOUBTFUL ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                 Balance at   Charged to                Balance
                                 beginning    costs and                  at end
Description                      of period     expenses  Deductions(a) of period
-----------                      ---------     --------  ------------- ---------
                                         (In thousands of dollars)
Allowance for doubtful accounts

1995  ........................   $15,333        $7,780      $8,884      $14,229

1994  ........................    13,573        10,331       8,571       15,333

1993  ........................    13,810         8,147       8,384       13,573


(a) Accounts charged off as uncollectible, less recoveries.

(34)

                 W.W. Grainger, Inc. and Subsidiaries EXHIBIT 11

                       COMPUTATIONS OF EARNINGS PER SHARE

                                         1995             1994           1993
                                         ----             ----           ----
Average number of common
 shares outstanding during the year    50,818,162      50,732,625     51,410,228

   Common equivalents (a)

     Shares issuable under outstanding
     options.........................   1,297,551       1,380,529      1,304,037

     Shares which could have been
     purchased based on the average
     market value for the period .......  883,851         891,933        809,773
                                          -------         -------        -------


                                          413,700         488,596        494,264

   Dilutive effect of exercised
   options prior to being exercised .....   9,355           5,255          6,414
                                            -----           -----          -----


   Shares for the portion of the
   period that the options were
   outstanding ...................        423,055         493,851        500,678
                                          -------         -------        -------

Average number of common and common
equivalent shares outstanding
during the year .............          51,241,217      51,226,476     51,910,906
                                       ==========      ==========     ==========

Net earnings before cumulative
 effect of accounting changes ........$186,665,000   $127,874,000   $149,267,000

Cumulative effect of
accounting changes ..........                   --             --      (820,000)
                                       -----------   ------------   ------------

Net earnings .........................$186,665,000   $127,874,000   $148,447,000
                                      ============   ============   ============


Earnings per share before
accounting changes........                   $3.64          $2.50         $2.88

Cumulative effect of accounting
changes per share.                              --             --         (0.02)
                                            ------         ------         ------

Earnings per share.......................    $3.64          $2.50         $2.86
                                             =====          =====         =====



(a) Does not include options which are not dilutive. Effect under fully diluted computation is the same.

(35)

                                                                   EXHIBIT 23

                        CONSENT OF INDEPENDENT CERTIFIED

                               PUBLIC ACCOUNTANTS



We hereby consent to the incorporation of our report on page 17 of this Form 10-K by reference in the prospectuses constituting part of the Registration Statements on Form S-8 (Nos. 2-67983, 2-54995 and 33-43902) and on Form S-4 (No. 33-32091) of W.W. Grainger, Inc.


                                                              GRANT THORNTON LLP


Chicago, Illinois
March 25, 1996

(36)