Form 10-Q
period 1996-03-31
GRAINGER W W INC
filed 1996-05-13
CIK 277135

13 Pages Complete


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [x] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended March 31, 1996

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from

                                       to



                          Commission file number 1-5684

                I.R.S. Employer Identification Number 36-1150280

                               W.W. Grainger, Inc.
                            (An Illinois Corporation)
                            455 Knightsbridge Parkway
                        Lincolnshire, Illinois 60069-3620
                            Telephone: (847)793-9030

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 50,972,084 shares of the Company's Common Stock were outstanding as of April 30, 1996.




10Q1st

Part I - FINANCIAL INFORMATION

                      W.W. Grainger, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS
             (In thousands of dollars except for per share amounts)
                                   (Unaudited)


                                                    Three Months Ended March 31,
                                                        1996            1995
                                                        ----            ----

Net sales ..................................     $    842,647      $    806,827

Cost of merchandise sold ...................          542,149           515,122
                                                 ------------      ------------

  Gross profit .............................          300,498           291,705

Warehousing, marketing, and
 administrative expenses....................          216,471           213,530
                                                 ------------      ------------

   Operating earnings ......................           84,027            78,175

Other income or (deductions)
  Interest income ..........................              257               155
  Interest expense .........................             (271)              (83)
  Unclassified-net .........................             (194)              130
                                                 ------------      ------------
                                                         (208)              202
                                                 ------------      ------------

Earnings before income taxes ...............           83,819            78,377

Income taxes ...............................           33,695            31,508
                                                 ------------      ------------

  Net earnings .............................     $     50,124      $     46,869
                                                 ============      ============

Net earnings per common and common
 equivalent share ..........................     $       0.98      $       0.92
                                                 ============      ============

Average number of common and common
 equivalent shares outstanding .............       51,380,696        51,216,696
                                                 ============      ============

Cash dividends paid per share ..............     $       0.23      $       0.20
                                                 ============      ============






The accompanying notes are an integral part of these financial statements.

                      W.W. Grainger, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)

ASSETS                                            March 31, 1996   Dec. 31, 1995
- -----------------------------------------------   --------------   -------------
CURRENT ASSETS
  Cash and cash equivalents .......................    $  43,597     $   11,460
  Accounts receivable, less allowance for doubtful
   accounts of $15,178 in 1996 and $14,229 in 1995.      388,629        369,576
  Inventories .....................................      558,968        602,639
  Prepaid expenses ................................       19,394         11,746
  Deferred income tax benefits ....................       66,378         67,239
                                                       ---------      ---------
     Total current assets .........................    1,076,966      1,062,660

PROPERTY, BUILDINGS, AND EQUIPMENT ................      907,959        897,700
  Less accumulated depreciation and amortization...      394,724        379,349
                                                       ---------     ---------

  Property, buildings, and equipment-net .........       513,235        518,351

OTHER ASSETS .....................................        84,278         88,232
                                                      ----------      ---------

TOTAL ASSETS ....................................     $1,674,479     $1,669,243
                                                      ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ----------------------------------------------
CURRENT LIABILITIES
  Short-term debt ..............................      $    2,998     $   23,577
  Current maturities of long-term debt .........          23,267         23,241
  Trade accounts payable .......................         206,048        204,925
  Accrued liabilities ..........................         124,543        168,928
  Income taxes .................................          54,338         23,465
                                                       ---------      ---------
     Total current liabilities .................         411,194        444,136

LONG-TERM DEBT (less current maturities) .......           8,202          8,713

DEFERRED INCOME TAXES ..........................           6,366          8,539

ACCRUED EMPLOYMENT RELATED BENEFITS COSTS ......          29,725         28,746

SHAREHOLDERS' EQUITY
 Cumulative Preferred Stock - $5.00
    par value - authorized 6,000,000 shares,
    issued and outstanding, none ...............              --            --
 Common  Stock - $0.50 par value -  authorized
    150,000,000 shares,issued and outstanding,
    50,966,919 shares in 1996 and
    50,894,629 shares in 1995 ..................          25,483         25,447
 Additional contributed capital ................          87,921         86,548
 Unearned restricted stock compensation ........             (11)          (19)
 Retained earnings .............................       1,105,599      1,067,133
                                                   -------------   -------------

Total shareholders' equity .....................       1,218,992      1,179,109
                                                   -------------  -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..... $     1,674,479  $   1,669,243
                                                   =============   =============





The accompanying notes are an integral part of these financial statements.

                      W.W. Grainger, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                             1996        1995
                                                             ----        ----
Cash flows from operations:
 Net earnings ..........................................   $ 50,124    $ 46,869
 Provision for losses on accounts receivable ...........      3,035       2,602
 Depreciation and amortization:
  Property, buildings, and equipment ...................     16,223      15,112
  Intangibles and goodwill .............................      3,568       3,349
 Change in operating assets and liabilities:
  (Increase) in accounts receivable ....................    (22,088)    (22,263)
  Decrease (Increase) in inventories ...................     43,671     (15,573)
  (Increase) in prepaid expenses .......................     (7,648)       (539)
  Increase in trade accounts payable ...................      1,123       3,241
  (Decrease) in other current liabilities ..............    (44,385)    (46,305)
  Increase in current income taxes payable .............     30,873      21,022
  Increase in accrued employment related
   benefits costs ......................................        979         964
  (Decrease) in deferred income taxes ..................     (1,312)     (1,783)
  Other-net ............................................        634         516
                                                           --------    --------

Net cash provided by operating activities ..............     74,797       7,212
                                                           --------    --------

Cash flows from investing activities:
  Additions to property, buildings, and
   equipment - net of dispositions .....................    (11,279)    (22,242)
  Other - net ..........................................         (7)        (36)
                                                            --------    --------

Net cash (used in) investing activities ................    (11,286)    (22,278)
                                                            --------    --------

Cash flows from financing activities:
 Net (decrease) increase in short-term debt ............    (20,579)     23,849
 Long-term debt payments ...............................       (485)       (199)
 Stock incentive plan ..................................      1,409         359
 Cash dividends paid ...................................    (11,719)    (10,151)
                                                            --------    --------

Net cash (used in) provided by financing activities ....    (31,374)     13,858
                                                            --------    --------

Net increase (decrease) in cash and cash equivalents ..      32,137      (1,208)

Cash and cash equivalents at beginning of year .........     11,460      15,292
                                                            --------    --------

Cash and cash equivalents at end of period .............   $ 43,597    $ 14,084
                                                            ========    ========

The accompanying notes are an integral part of these financial statements

                      W.W. Grainger, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.  BASIS OF STATEMENT PRESENTATION

The financial statements and the related notes are condensed and should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions are eliminated.

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method.

The unaudited financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the statements contained herein.

Checks outstanding of $41,812,000 and $40,027,000 were included in trade accounts payable at March 31, 1996 and December 31, 1995, respectively.


2.  DIVIDEND

On April 24, 1996, the Board of Directors declared a quarterly dividend of 25 cents per share, payable June 1, 1996 to shareholders of record on May 6, 1996.


3.  ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123)

The Financial Accounting Standards Board's SFAS No. 123 "Accounting for Stock-Based Compensation" is effective for the fiscal year 1996. This statement requires the Company either to adopt SFAS No. 123 and recognize an expense for stock compensation in the financial statements or to continue accounting under Accounting Principles Board Opinion (APBO) No. 25 "Accounting for Stock Issued to Employees" with additional proforma footnote disclosure regarding the impact on Net earnings and Net earnings per share had the Company adopted SFAS No. 123.

The Company has elected to continue to account for stock compensation under APBO No. 25 with additional footnote disclosure. The Company will provide the additional footnote disclosure in its 1996 year end financial statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS



THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1995:

Net Sales

Net sales of $842,647,000 in the 1996 first quarter increased 4.4% from net sales of $806,827,000 for the comparable 1995 period. There were 64 sales days in both the 1996 and 1995 first quarter. The year 1996 will have two more sales days than did the year 1995 (256 versus 254).

The sales increase for the 1996 first quarter compared with the 1995 first quarter was principally volume related. The volume increase primarily represented the continuing effects of the Company's market initiatives which included new product additions, the expansion of branch facilities, adding Zone Distribution Centers (ZDC's), and the National Accounts program.

The Company's core branch-based business experienced selling price increases of about 1.9% quarter over quarter. Daily sales to National Account customers within the core business increased an estimated 17%, on a comparable basis, over the 1995 first quarter.

Sales in the 1996 first quarter were negatively affected by the sluggish national economy and adverse weather experienced by much of the East Coast in January. Due to January 1996 weather conditions, 53 branches and one ZDC were closed one to two days. Additionally, some of the Company's customers were affected for longer periods.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Net Earnings

Net earnings of $50,124,000 in the 1996 first quarter increased 6.9% when compared to net earnings of $46,869,000 for the comparable 1995 period. The net earnings increase was higher than the sales increase due to operating expenses increasing at a slower rate than net sales, partially offset by lower gross profit margins.

The Company's gross profit margin decreased by 0.49 percentage point for the 1996 first quarter as compared with the same 1995 period. This decrease was principally related to the following two factors:

1. An unfavorable change in selling price category mix, which primarily resulted from the growth in sales to National Account customers.

2.   Cost increases exceeding the level of selling price increases.

Warehousing, marketing, and administrative (operating) expenses for the Company increased 1.4% for the 1996 first quarter as compared with the 1995 first quarter. The increase was lower than the increase in net sales. Contributing to this favorable comparison were the following factors:

1. Overall the Company incurred lower data processing expenses. The Company is continuing to upgrade its branch order entry, order processing, and inventory management system. However, the expenses related to this upgrade were less on a comparable basis than those incurred in the 1995 first quarter.

2. Freight-out expenses were lower in the 1996 quarter as compared with the 1995 quarter.

3.   Payroll grew at a slower rate than net sales.

Partially offsetting the above were the following factors:

1. The Company incurred higher employee benefits costs. These increased costs primarily related to higher health care costs and to an increased allocation of profit sharing expenses due to a higher level of Company earnings as compared with the 1995 first quarter.

2.   The  Company  incurred   increased   expenses  related  to  the  continuing
     enhancement and reconfiguration of its logistics network. The quarter included expenses related to the ongoing ramp-up of the ZDCs.

The Company's effective income tax rate was 40.2% for the first quarters of both 1996 and 1995.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES



For the three months ended March 31, 1996, working capital increased by $47,248,000. The ratio of current assets to current liabilities was 2.6 at March 31, 1996 and 2.4 at December 31, 1995. The Consolidated Statements of Cash Flows, included in this report, detail the sources and uses of cash and cash equivalents.

The Company's low debt ratio and liquidity position provide flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, the Company has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit and otherwise. Total debt as a percent of shareholders' equity was 2.8% at March 31, 1996 and 4.7% at December 31, 1995. For the first three months of 1996, $6,312,000 was expended for land, buildings, and facilities improvements, and $7,983,000 for data processing, office, and other equipment; for a total of $14,295,000.

                                            W.W. Grainger, Inc. and Subsidiaries
                                                 PART II - OTHER INFORMATION



Items 1, 2, 3,and 5 not applicable

Item 4  Submission of Matters to a Vote of Security Holders.

          An annual meeting of shareholders of the Company was held on April 24, 1996. At that meeting:

          (a) Management's nominees listed in the proxy statement pertaining to the meeting were elected directors for the ensuing year. Of the 40,399,276 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which authority to vote in the election was withheld, were as follows with respect to each of the nominees:

                                                            Shares as to Which
                                        Shares Voted          Voting Authority
                      Name              for Election             Withheld
                      ----              ------------             --------

                  G.  R.   Baker          40,208,516              190,760
                  R.  E.   Elberson       40,219,991              179,285
                  J.  D.   Fluno          40,232,643              166,633
                  W.  H.   Gantz          40,229,639              169,637
                  D.  W.   Grainger       40,226,644              172,632
                  R.  L.   Keyser         40,224,245              175,031
                  J.  W.   McCarter, Jr.  40,232,775              166,501
                  J.  D.   Slavik         40,234,994              164,282
                  H.  B.   Smith          40,234,557              164,719
                  F.  L.   Turner         40,232,927              166,349
                  J.  S.   Webb           40,219,357              179,919

         (b) A proposal to ratify the appointment of Grant Thornton as independent auditors of the Company for the year ended December 31, 1996 was approved. Of the 40,399,276 shares present in person or represented by proxy at the meeting, 40,295,901 shares were voted for the proposal, 35,498 shares were voted against the proposal, and 67,877 shares abstained from voting with respect to the proposal.

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

           (b)  Reports on Form 8-K  -  None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




 .
                               W.W. Grainger, Inc.
                                  (Registrant)




Date: May 10, 1996      By:                     /s/  J. D. Fluno
- ------------------                         -----------------------------
                                            J. D. Fluno, Vice Chairman




Date: May 10, 1996      By:                     /s/  P. O. Loux
- ------------------                         -----------------------------
                                            P. O. Loux, Vice President, Finance




Date: May 10, 1996      By:                   /s/  R. D. Pappano
- ------------------                          -----------------------------
                                             R. D. Pappano, Vice President,
                                     Financial Reporting and Investor Relations