Form 10-Q
period 1996-06-30
GRAINGER W W INC
filed 1996-08-14
CIK 277135

14 Pages Complete


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [x] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended June 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 51,021,994 shares of the Company's Common Stock were outstanding as of July 31, 1996.


(1)

Part I - FINANCIAL INFORMATION


                      W.W. Grainger, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS
             (In thousands of dollars except for per share amounts)
                                   (Unaudited)

                                     Three Months            Six Months
                                     Ended June 30,        Ended June 30,
                                  -------------------  -----------------------
                                    1996       1995       1996         1995
                                  --------   --------  ---------     ---------
Net sales ....................    $888,624   $813,518  $1,731,271   $1,620,345

Cost of merchandise sold .....     579,017    527,097   1,121,166    1,042,219
                                 ---------   --------   ---------    ---------


    Gross profit ..............    309,607    286,421     610,105      578,126

Warehousing, marketing, and
 administrative expenses ......    227,180    219,091     443,651      432,621
                                 ---------   --------   ---------    ---------

    Operating earnings ........     82,427     67,330     166,454      145,505

Other income or (deductions)
    Interest income ...........        743          2       1,000          157
    Interest expense ..........       (303)    (1,080)       (574)      (1,163)
    Unclassified-net ..........        (12)      (226)       (206)         (96)
                                 ----------  ---------  ----------    ---------

                                       428     (1,304)        220       (1,102)
                                 ----------  ---------  ----------    ---------

Earnings before income taxes ..     82,855     66,026     166,674      144,403
Income taxes ..................     33,308     26,542      67,003       58,050
                                 ----------  ---------  ----------    ---------

Net earnings ..................  $   49,547  $ 39,484   $  99,671    $  86,353
                                 ==========  =========  ==========    =========

Net earnings per common and
    common equivalent share ..   $    0.96   $   0.77   $    1.94    $    1.69
                                 ==========  =========  ==========   ==========

Average number of common
   and common equivalent
   shares outstanding .....     51,418,428 51,219,169  51,399,562   51,217,933
                                ========== ==========  ==========   ==========

Cash dividends paid per share    $   0.25    $   0.23  $     0.48   $     0.43
                                 =========   ========  ==========   ==========



The accompanying notes are an integral part of these financial statements.
(2)

                      W.W. Grainger, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)

ASSETS                                 June  30, 1996            Dec. 31, 1995
- --------------                          --------------           -------------
CURRENT ASSETS
  Cash and cash equivalents              $      94,399         $        11,460
  Accounts receivable, less allowance
  for doubtful accounts of $15,694 in
  1996 and $14,229 in 1995                     432,167                  369,576
  Inventories                                  545,847                  602,639
  Prepaid expenses                              17,719                   11,746
  Deferred income tax benefits                  64,334                   67,239
                                        --------------           --------------

     Total current assets                    1,154,466                1,062,660

PROPERTY, BUILDINGS, AND EQUIPMENT             917,918                  897,700
  Less accumulated depreciation
   and amortization                            407,545                  379,349
                                        --------------           --------------

  Property, buildings, and equipment-net       510,373                  518,351

OTHER ASSETS                                    80,436                   88,232
                                        --------------           --------------

TOTAL ASSETS                             $   1,745,275            $   1,669,243
                                         =============            =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term debt                        $       3,265            $      23,577
  Current maturities of long-term debt          24,704                   23,241
  Trade accounts payable                       259,403                  204,925
  Accrued liabilities                          134,800                  168,928
  Income taxes                                  24,219                   23,465
                                        --------------          ---------------
     Total current liabilities                 446,391                  444,136

LONG-TERM DEBT (less current maturities)         7,209                    8,713

DEFERRED INCOME TAXES                            4,255                    8,539

ACCRUED EMPLOYMENT RELATED BENEFITS COSTS       30,636                   28,746

SHAREHOLDERS' EQUITY
 Cumulative Preferred Stock - $5.00
    par value - authorized 6,000,000 shares,
    issued and outstanding, none                     -                        -
 Common  Stock - $0.50 par value -
    authorized  150,000,000  shares,  issued
    and outstanding, 51,013,829 shares in
    1996 and 50,894,629 shares in 1995          25,492                   25,447
 Additional contributed capital                 88,738                   86,548
 Unearned restricted stock compensation             (3)                     (19)
 Retained earnings                           1,142,342                1,067,133
 Foreign currency translation adjustment           215                        -
                                        --------------            -------------

     Total shareholders' equity              1,256,784                1,179,109
                                        --------------            -------------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                  $    1,745,275           $    1,669,243
                                        ==============           ==============


The accompanying notes are an integral part of these financial statements.

(3)

                      W.W. Grainger, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)
                                                 Six Months Ended June 30,
                                                1996                  1995
Cash flows from operations:
  Net earnings                                $   99,671              $  86,353
  Provision for losses on accounts receivable      5,734                  5,826
  Depreciation and amortization:
    Property, buildings, and equipment            31,650                 29,885
    Intangibles and goodwill                       6,521                  6,696
  Change in operating assets and liabilities:
    (Increase) in accounts receivable            (68,325)               (48,244)
    Decrease (Increase) in inventories            56,792                (87,525)
    (Increase) decrease in prepaid expenses       (5,973)                   353
    Increase in trade accounts payable            54,478                 22,698
    (Decrease) in other current liabilities      (34,128)               (39,244)
    Increase (decrease) in current income
     taxes payable                                   754                (15,962)
    Increase in accrued employment related
     benefits costs                                1,890                  2,175
    (Decrease) in deferred income taxes           (1,379)                (2,932)
  Other-net                                        2,240                  1,515
                                               ---------               ---------
Net cash provided by (used in)
 operating activities                            149,925                (38,406)
                                               ---------               ---------

Cash flows from investing activities:
    Additions to property, buildings, and
       equipment - net of dispositions          (23,819)                (52,647)
Other - net                                        (587)                 (1,288)
                                               ---------               ---------

Net cash (used in) investing activities         (24,406)                (53,935)
                                               ---------               ---------

Cash flows from financing activities:
   Net (decrease) increase in short-term debt   (20,312)                114,216
   Proceeds from long-term debt                   1,500                       -
   Long-term debt payments                       (1,541)                   (230)
   Stock incentive plan                           2,235                   1,140
   Cash dividends paid                          (24,462)                (21,838)
                                               ---------               ---------
Net cash (used in) provided by
  financing activities                          (42,580)                  93,288
                                               ---------               ---------

Net increase in cash and cash equivalents        82,939                     947

Cash and cash equivalents at beginning of year   11,460                  15,292
                                               ---------              ----------

Cash and cash equivalents at end of period   $   94,399               $  16,239
                                              ==========              =========

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

Checks outstanding of $46,943,000 and $40,027,000 were included in trade accounts payable at June 30, 1996 and December 31, 1995, respectively.


2.  DIVIDEND

On August 7, 1996, the Board of Directors declared a quarterly dividend of 25 cents per share, payable September 1, 1996 to shareholders of record on August 19, 1996.


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

(5)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1995:

Net Sales

Net sales of $888,624,000 in the 1996 second quarter increased 9.2% from net sales of $813,518,000 for the comparable 1995 period. There were 64 sales days in both the 1996 and 1995 second quarter. The year 1996 will have two more sales days than did the year 1995 (256 versus 254).

The sales increase for the 1996 second quarter compared with the 1995 second quarter was principally volume related. The volume increase primarily represented the effects of the Company's market initiatives which included new product additions, the continuing expansion of branch facilities, adding Zone Distribution Centers (ZDC's), and the National Accounts program.

The Company's core branch-based business experienced selling price increases of about 2.1% quarter over quarter. Daily sales to National Account customers within the core business increased an estimated 22%, on a comparable basis, over the 1995 second quarter.


(6)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Net Earnings

Net earnings of $49,547,000 in the 1996 second quarter increased 25.5% when compared to net earnings of $39,484,000 for the comparable 1995 period. The net earnings increase was higher than the sales increase due to operating expenses increasing at a slower rate than net sales, partially offset by lower gross profit margins.

The Company's gross profit margin decreased by 0.37 percentage point for the 1996 second quarter as compared with the same 1995 period. This decrease was principally related to a change in selling price category mix. Partially offsetting this decrease was the effect of selling price increases exceeding the level of cost increases.

Warehousing, marketing, and administrative (operating) expenses for the Company increased 3.7% for the 1996 second quarter as compared with the 1995 second quarter. The increase was lower than the increase in net sales.
Contributing to this favorable comparison were the following factors:

     1.  Payroll grew at a slower rate than net sales.

     2.  Freight-out expenses were lower.

Partially offsetting the above were the following factors:

     1. Employee benefits costs were higher. These costs were related to an increased allocation of profit sharing expenses due to a higher level of Company earnings as compared with 1995.

     2.  Advertising expenses increased due to marketing initiatives.

     3.  Expenses related to business process improvement programs increased.

The Company's effective income tax rate was 40.2% for the second quarters of both 1996 and 1995.

(7)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1995:

Net Sales

Net sales of $1,731,271,000 in the first six months of 1996 increased 6.8% from net sales of $1,620,345,000 for the comparable 1995 period. There were 128 sales days in both six month periods. The year 1996 will have two more sales days than did the year 1995 (256 versus 254).

The sales increase for the first six months of 1996 when compared with the same 1995 period was principally volume related. The volume increase primarily represented the effects of the Company's market initiatives which included new product additions, the continuing expansion of branch facilities, adding Zone Distribution Centers (ZDC's), and the National Accounts program.

The Company's core branch-based business experienced selling price increases of about 2.0% when comparing the first six months of each year. Daily sales to National Account customers within the core business increased an estimated 20%, on a comparable basis, over the same 1995 period.

It should be noted that sales in the 1996 first quarter were negatively affected by the sluggish national economy and adverse weather experienced by much of the East Coast during January. Due to January 1996 weather conditions, 53 branches and one ZDC were closed one to two days. Additionally, some of the Company's customers were affected for longer periods.


(8)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Net Earnings

Net earnings of $99,671,000 in the first six months of 1996 increased 15.4% when compared to net earnings of $86,353,000 for the comparable 1995 period. The net earnings increase was higher than the sales increase due to operating expenses increasing at a slower rate than net sales, partially offset by lower gross profit margins.

The Company's gross profit margin decreased by 0.44 percentage point for the first six months of 1996 as compared with the same 1995 period. This change in gross profit margin was primarily related to the same factors discussed in comparing the second quarters of 1996 and 1995 (see Second Quarter Net Earnings discussion).

Warehousing, marketing, and administrative (operating) expenses for the Company increased 2.5% for the first six months of 1996 as compared with the same 1995 period. The increase was lower than the increase in net sales.
Contributing to this favorable comparison were the following factors:

     1. Data processing expenses were lower. The Company continues the upgrade of its branch order entry, order processing, and inventory management system. However, the expenses related to this upgrade were less on a comparable basis with the first six months of 1995.

     2.  Payroll grew at a slower rate than net sales.

     3.  Freight-out expenses were lower.

Partially offsetting the above were the following factors:

     1. Employee benefits costs were higher. These costs were related to an increased allocation of profit sharing expenses due to a higher level of Company earnings as compared with 1995.

     2. Expenses related to the continuing enhancement and reconfiguration of the Company's logistics network increased. The first six months of 1996 included incremental expenses related to the ongoing ramp-up of the ZDCs.

     3.  Expenses related to business process improvement programs increased.

The Company's effective income tax rate was 40.2% for the first six months of both 1996 and 1995.

(9)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES



For the six months ended June 30, 1996, working capital increased by $89,551,000. The ratio of current assets to current liabilities was 2.6 at June 30, 1996 and 2.4 at December 31, 1995. The Consolidated Statements of Cash Flows, included in this report, detail the sources and uses of cash and cash equivalents.

The Company's low debt ratio and liquidity position provide flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, the Company has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit and otherwise. Total debt as a percent of Shareholders' Equity was 2.8% at June 30, 1996 and 4.7% at December 31, 1995. For the first six months of 1996, $13,697,000 was expended for land, buildings, and facilities improvements, and $13,840,000 for data processing, office, and other equipment, for a total of $27,537,000.


(10)

                      W.W. Grainger, Inc. and Subsidiaries
                           PART II - OTHER INFORMATION



                                                                EXHIBIT INDEX
                                                                -------------

Items 1, 2, 3, 4, and 5 not applicable.

Item 6 Exhibits (numbered in accordance with Item 601 of regulation S-K) and Reports on Form 8-K.

           (a)  Exhibits

                  (11)  Computation of Earnings per Common and
                        Common Equivalent Share                         13

                  (27)  Financial Data Schedule                         14

           (b)  Reports on Form 8-K  -  None.


(11)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 W.W. Grainger, Inc.
                                                    (Registrant)




Date: August 12, 1996               By:             /s/ J. D. Fluno
- ---------------------                     -------------------------------------
                                               J. D. Fluno, Vice Chairman




Date: August 12, 1996               By:             /s/ P.O. Loux
- ---------------------                     -------------------------------------
                                            P. O. Loux, Vice President, Finance




Date: August 12, 1996              By:             /s/ R.D. Pappano
- ---------------------                     -------------------------------------
                                             R. D. Pappano, Vice President,
                                     Financial Reporting and Investor Relations


(12)