Form 10-Q
period 1996-09-30
GRAINGER W W INC
filed 1996-11-12
CIK 277135

14 Pages Complete


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [x] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                     For the period ended September 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 51,032,753 shares of the Company's Common Stock were outstanding as of October 31, 1996.



(1)

Part I - FINANCIAL INFORMATION


                      W.W. Grainger, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS
             (In thousands of dollars except for per share amounts)
                                   (Unaudited)


                         Three Months Ended Sept 30,  Nine Months Ended Sept 30,
                         ---------------------------  --------------------------

                              1996           1995         1996          1995
                           ----------    ----------    ----------    ----------

Net sales ..............   $  901,858    $  849,963    $2,633,129    $2,470,308

Cost of merchandise sold      582,324       548,951     1,703,490     1,591,170
                           ----------    ----------    ----------    ----------

Gross profit ...........      319,534       301,012       929,639       879,138

Warehousing, marketing, and
administrative expenses       233,737       216,896       677,388       649,517
                           ----------    ----------    ----------    ----------

Operating earnings .....       85,797        84,116       252,251       229,621

Other income or (deductions)
Interest income ........        1,780             1         2,780           158
Interest expense .......          (88)       (1,564)         (662)       (2,727)
Unclassified-net .......          (78)         (387)         (284)         (483)
                           ----------    ----------    ----------    ----------

                                1,614        (1,950)        1,834        (3,052)
                           ----------    ----------    ----------    ----------

Earnings before income taxes   87,411        82,166       254,085       226,569
Income taxes ...........       35,139        33,031       102,142        91,081
                           ----------    ----------    ----------    ----------

Net earnings ...........   $   52,272    $   49,135    $  151,943    $  135,488
                           ==========    ==========    ==========    ==========

Net earnings per common and
common equivalent share    $     1.02    $     0.96    $     2.96    $     2.65
                           ==========    ==========    ==========    ==========

Average number of common
and common equivalent shares
outstanding ............   51,454,355    51,225,001    51,417,826    51,220,289
                           ==========    ==========    ==========    ==========

Cash dividends paid per share $  0.25       $  0.23       $  0.73       $  0.66
                              =======    ==========    ==========    ==========



The accompanying notes are an integral part of these financial statements.
(2)

                      W.W. Grainger, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)

ASSETS                                            Sept. 30, 1996  Dec. 31, 1995
-------------------------------------------------    -----------  -------------
CURRENT ASSETS
  Cash and cash equivalents ......................   $   131,553    $    11,460
  Accounts receivable, less allowance for doubtful
   accounts of $15,537 in 1996 and $14,229 in 1995       418,991        369,576
  Inventories ....................................       565,873        602,639
  Prepaid expenses ...............................        12,401         11,746
  Deferred income tax benefits ...................        61,151         67,239
                                                     -----------    -----------

     Total current assets ........................     1,189,969      1,062,660

PROPERTY, BUILDINGS, AND EQUIPMENT ...............       928,340        897,700
  Less accumulated depreciation and amortization .       421,257        379,349
                                                     -----------    -----------

  Property, buildings, and equipment-net .........       507,083        518,351

OTHER ASSETS .....................................        77,066         88,232
                                                     -----------    -----------

TOTAL ASSETS .....................................   $ 1,774,118    $ 1,669,243
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------
CURRENT LIABILITIES
  Short-term debt ................................   $     3,065    $    23,577
  Current maturities of long-term debt ...........        24,728         23,241
  Trade accounts payable .........................       233,893        204,925
  Accrued liabilities ............................       152,023        168,928
  Income taxes ...................................        24,602         23,465
                                                     -----------    -----------
     Total current liabilities ...................       438,311        444,136

LONG-TERM DEBT (less current maturities) .........         6,668          8,713

DEFERRED INCOME TAXES ............................         1,857          8,539

ACCRUED EMPLOYMENT RELATED BENEFITS COSTS ........        31,626         28,746

SHAREHOLDERS' EQUITY
 Cumulative Preferred Stock - $5.00
    par value - authorized 6,000,000 shares,
    issued and outstanding, none .................          --             --
 Common  Stock - $0.50 par value -  authorized
 150,000,000 shares,  issued and outstanding,
 51,029,845 shares in 1996 and 50,894,629
 shares in 1995...................................        25,515         25,447
 Additional contributed capital ..................        88,695         86,548
 Unearned restricted stock compensation ..........          --              (19)
 Retained earnings ...............................     1,181,788      1,067,133
 Foreign currency translation adjustment .........          (342)          --
                                                     -----------    -----------

     Total shareholders' equity ..................     1,295,656      1,179,109
                                                     -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......   $ 1,774,118    $ 1,669,243
                                                     ===========    ===========


The accompanying notes are an integral part of these financial statements.
(3)

                      W.W. Grainger, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)
                                                Nine Months Ended September 30,
                                                -------------------------------
                                                        1996         1995
                                                        ----         ----
Cash flows from operations:
  Net earnings ...................................   $ 151,943    $ 135,488
  Provision for losses on accounts receivable ....       7,986        8,862
  Depreciation and amortization:
    Property, buildings, and equipment ...........      45,870       43,868
    Intangibles and goodwill .....................       9,427       10,046
  Change in operating assets and liabilities:
    (Increase) in accounts receivable ............     (57,401)     (57,443)
    Decrease (increase) in inventories ...........      36,766      (77,903)
    (Increase) in prepaid expenses ...............        (655)      (1,047)
    Increase (decrease) in trade accounts payable       28,968      (17,593)
    (Decrease) in other current liabilities ......     (16,905)     (21,630)
    Increase (decrease) in current income taxes
      payable                                            1,137         (656)
    Increase in accrued employment related
      benefits costs .............................       2,880        3,163
    (Decrease) in deferred income taxes ..........        (594)      (5,962)
  Other-net ......................................       2,304          382
                                                     ---------    ---------

Net cash provided by operating activities ........     211,726       19,575
                                                     ---------    ---------

Cash flows from investing activities:
    Additions to property, buildings, and
       equipment - net of dispositions ...........     (34,325)     (78,925)
    Other - net ..................................      (1,235)        (153)
                                                     ---------    ---------

Net cash (used in) investing activities ..........     (35,560)     (79,078)
                                                     ---------    ---------

Cash flows from financing activities:
   Net (decrease) increase in short-term debt ....     (20,512)      94,181
   Proceeds from long-term debt ..................       1,500        5,303
   Long-term debt payments .......................      (2,058)        (260)
   Stock incentive plan ..........................       2,215        1,402
   Cash dividends paid ...........................     (37,218)     (33,530)
                                                     ---------    ---------

Net cash (used in) provided by financing activities    (56,073)      67,096
                                                     ---------    ---------

Net increase in cash and cash equivalents ........     120,093        7,593

Cash and cash equivalents at beginning of year ...      11,460       15,292
                                                     ---------    ---------

Cash and cash equivalents at end of period .......   $ 131,553    $  22,885
                                                     =========    =========

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

Checks outstanding of $33,142,000 and $40,027,000 were included in trade accounts payable at September 30, 1996 and December 31, 1995, respectively.


2.  DIVIDEND

On October 30, 1996, the Board of Directors declared a quarterly dividend of 25 cents per share, payable December 1, 1996 to shareholders of record on November 12, 1996.


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

(5)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1995:

Net Sales

Net sales of $901,858,000 in the 1996 third quarter increased 6.1% from net sales of $849,963,000 for the comparable 1995 period. There were 64 sales days in the 1996 third quarter compared with 63 sales days in the 1995 third quarter. The year 1996 will have two more sales days than did the year 1995 (256 versus
254).

The sales increase for the 1996 third quarter compared with the 1995 third quarter was principally volume related. The volume increase primarily represented the effects of the Company's market initiatives which included new product additions, the continuing expansion of branch facilities, adding Zone Distribution Centers (ZDCs), and the National Accounts and integrated supply programs.

The Company's core branch-based business experienced selling price increases of about 1.9% when comparing the third quarters of 1996 and 1995. Daily sales to National Account customers within the core business increased an estimated 20%, on a comparable basis, over the 1995 third quarter.

Sales of seasonal products in the core branch-based business declined approximately 18% in the 1996 third quarter as compared with the same 1995 period. Many regions of the country experienced milder weather in July and August versus the comparable 1995 periods.

(6)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Net Earnings

Net earnings of $52,272,000 in the 1996 third quarter increased 6.4% when compared to net earnings of $49,135,000 for the comparable 1995 period. The net earnings increase was higher than the net sales increase due to slightly higher gross profit margins, higher interest income, and lower interest expense partially offset by operating expenses increasing at a faster rate than net sales.

The Company's gross profit margin was virtually the same when comparing the third quarters of 1996 and 1995 (0.02 percentage point improvement). Of note were the following:

1. The change in product mix was favorable as sales of seasonal products declined. Historically, the sales of seasonal products have lower than average gross profit margins.
2.  Selling price increases exceeded the level of cost increases.
3. Partially offsetting the above points was an unfavorable change in selling price category mix, which primarily resulted from the growth in sales to the Company's larger volume customers.

Operating expenses (warehousing, marketing, and administrative) for the Company increased 7.8% for the 1996 third quarter as compared with the same 1995 period. The increase was greater than the increase in net sales.
Contributing to this increase were the following factors:

1.   Expenses  related  to  market   development  and  advertising   initiatives
     increased at a faster rate than net sales.
2.   Data processing expenses grew at a faster rate than net sales.

Partially offsetting the above were the following factors:

1.  Payroll and employee benefits costs grew at a slower rate than net sales.
2.  Freight-out expenses were lower.

The increase in interest income resulted from higher average daily invested balances, partially offset by lower average interest rates earned.

The decrease in interest expense resulted from lower borrowings and lower average interest rates paid on outstanding debt. The decrease in interest expense was partially offset by lower capitalized interest.

The Company's effective income tax rate was 40.2% for the third quarters of both 1996 and 1995.

(7)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1995:

Net Sales

Net sales of $2,633,129,000 in the first nine months of 1996 increased 6.6% from net sales of $2,470,308,000 for the comparable 1995 period. There were 192 sales days in the 1996 nine month period compared with 191 sales days in the 1995 nine month period. The year 1996 will have two more sales days than did the year 1995 (256 versus 254).

The sales increase for the first nine months of 1996 when compared with the same 1995 period was principally volume related. The volume increase can be explained primarily by the same factors discussed for the third quarter (see Third Quarter Net Sales discussion). In addition, sales in the 1996 first quarter were negatively affected by the sluggish national economy and adverse weather experienced by much of the East Coast during January 1996.


The Company's core branch-based business experienced selling price increases of about 2.0% when comparing the first nine months of each year. Daily sales to National Account customers within the core business increased an estimated 20%, on a comparable basis, over the same 1995 period.

(8)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Net Earnings

Net earnings of $151,943,000 in the first nine months of 1996 increased 12.1% when compared to net earnings of $135,488,000 for the comparable 1995 period. The net earnings increase was higher than the sales increase primarily due to operating expenses increasing at a slower rate than net sales, higher interest income, and lower interest expense, partially offset by lower gross profit margins.

The Company's gross profit margin decreased by 0.28 percentage point when comparing the first nine months of 1996 and 1995. This decrease was principally the result of an unfavorable change in selling price category mix, which primarily resulted from the growth in sales to the Company's larger volume customers. Partially offsetting the above effect were the following two factors:

1.  Selling price increases exceeded the level of cost increases.
2. The change in product mix was favorable as sales of seasonal products declined. Historically, the sales of seasonal products have lower than average gross profit margins.

Operating expenses for the Company increased 4.3% for the first nine months of 1996 as compared with the same 1995 period. This increase was lower than the increase in net sales. Contributing to this favorable comparison were the following factors:

1.  Data processing expenses grew at a slower rate than net sales.
2.  Payroll grew at a slower rate than net sales.
3.  Freight-out expenses were lower.

Partially offsetting the above were the following factors:

1. Employee benefits costs were higher. These costs were related to higher health care costs and to an increased allocation of profit sharing expenses due to a higher level of Company earnings as compared with 1995.
2. Expenses related to the continuing enhancement and reconfiguration of the Company's logistics network increased. The first nine months of 1996 included incremental expenses related to the ongoing ramp-up of the ZDCs.

The increase in interest income resulted from higher average daily invested balances, partially offset by lower average interest rates earned.

The decrease in interest expense resulted from lower borrowing and lower average interest rates paid on outstanding debt. The decrease in interest expense was partially offset by lower capitalized interest.

The Company's effective income tax rate was 40.2% for the first nine months of both 1996 and 1995.
(9)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES



For the nine months ended September 30, 1996, working capital increased by $133,134,000. The ratio of current assets to current liabilities was 2.7 at September 30, 1996 and 2.4 at December 31, 1995. The Consolidated Statements of Cash Flows, included in this report, detail the sources and uses of cash and cash equivalents.

The Company's liquidity position and low debt ratio provide flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, the Company has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit and otherwise. Total debt as a percent of Shareholders' Equity was 2.7% at September 30, 1996 and 4.7% at December 31, 1995. For the first nine months of 1996, $21,755,000 was expended for land, buildings, and facilities improvements, and $21,494,000 for data processing, office, and other equipment, for a total of $43,249,000.

On November 6, 1996, the Company announced that it had entered into a definitive agreement to acquire the Canadian industrial distribution business of Acklands Limited, which business had sales of more than C$400 million (US$299 million) for the fiscal year ended January 31, 1996. The agreement provides for Acklands Limited to receive approximately C$370 million (US$277 million), consisting of C$180 million (US$135 million) in cash and approximately two million shares of the Company's common stock. The Company intends to reactivate its share repurchase program in connection with this transaction.

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





                                                      W.W. Grainger, Inc.
                                                      -------------------
                                                         (Registrant)




Date: November 11, 1996                 By:          /s/ J. D. Fluno
-----------------------                      --------------------------------
                                                J. D. Fluno, Vice Chairman



Date: November 11, 1996                 By:         /s/ P.O. Loux
-----------------------                      --------------------------------
                                            P. O. Loux, Vice President, Finance




Date: November 11, 1996                 By:        /s/ R.D. Pappano
-----------------------                    -----------------------------------
                                             R. D. Pappano, Vice President,
                                      Financial Reporting and Investor Relations

(12)