Form 10-K405
period 1996-12-31
GRAINGER W W INC
filed 1997-03-24
CIK 277135

43 PAGES COMPLETE

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                                  ANNUAL REPORT

                                   (Mark One)
nX ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                                [NO FEE REQUIRED]
                   For the fiscal year ended December 31, 1996
                                       OR
n TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                                [NO FEE REQUIRED]

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

                                              Yes ________X      No ________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of the voting stock held by non-affiliates of the registrant was $3,291,595,177 as of the close of trading reported on the Consolidated Transaction Reporting System on March 7, 1997.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock $0.50 par value   51,773,697 shares outstanding as of March 7, 1997

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the annual meeting of shareholders of the registrant to be held on April 30, 1997 are incorporated by reference into Part III hereof.

The Exhibit Index appears on pages 13 and 14 in the sequential numbering system.

(The Securities and Exchange Commission has not approved or disapproved of this report nor has it passed on the accuracy or adequacy hereof.)

(1)

                                    CONTENTS


                                     PART I

Item 1:        BUSINESS...............................................       3-6

                 THE COMPANY..........................................         3

                 GRAINGER.............................................       3-5

                 ACKLANDS - GRAINGER INC..............................         5

                 LAB SAFETY SUPPLY, INC...............................         5

                 PARTS COMPANY OF AMERICA.............................         5

                 INDUSTRY SEGMENTS....................................         5

                 COMPETITION..........................................         5

                 EMPLOYEES............................................         6

Item 2:        PROPERTIES.............................................         6

Item 3:        LEGAL PROCEEDINGS......................................         6

Item 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....         7

Executive Officers Of The Company.....................................       7-8

                                     PART II

Item 5:        MARKETS FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED SHAREHOLDER MATTERS......................         9

Item 6:        SELECTED FINANCIAL DATA................................         9

Item 7:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND THE RESULTS OF OPERATIONS........................     10-12

                 RESULTS OF OPERATIONS................................     10-11

                 FINANCIAL CONDITION..................................     11-12

                 INFLATION AND CHANGING PRICES........................        12

Item 8:        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............        12

Item 9:        DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...        12

                                    PART III

Item 10:       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....        12

Item 11:       EXECUTIVE COMPENSATION.................................        12

Item 12:       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT........................................        13

Item 13:       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........        13

                                     PART IV

Item 14:       EXHIBITS, FINANCIAL STATEMENT SCHEDULE,
                AND REPORTS ON FORM 8-K...............................     13-14

Signatures............................................................        15

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................        16

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................     17-36


(2)

                                     PART I
Item 1: Business

The Company

The registrant, W.W. Grainger, Inc., was incorporated in the State of Illinois in 1928. It is a leader in the distribution of maintenance, repair, and operating supplies and related information to the commercial, industrial, contractor, and institutional markets in North America. W.W. Grainger, Inc. regards itself as a service business. As used herein, "Company" means W.W. Grainger, Inc. and/or its subsidiaries as the context may require.

During 1996, the Company acquired the Canadian industrial distribution business of Acklands Limited, Canada's largest nationwide distributor of broad line industrial supplies. The Company also completed the integration of its Bossert Industrial Supply (production consumable products) unit into its Grainger store-based business. With the completion of this integration and the acquisition, the Company operates four business units: Grainger, the core store-based business (a distributor of maintenance, repair, and operating (MRO) supplies and related information), Acklands - Grainger Inc. (a Canadian nationwide distributor of industrial supplies), Lab Safety Supply, Inc. (a direct marketer of safety equipment and related industrial products), and Parts Company of America (a distributor of repair and replacement parts).

The Company utilizes a satellite communications network which substantially reduces its reliance on phone lines by linking stores and other facilities together via a network control center. This capability results in almost instantaneous transmittal of information, which expedites the completion of sales transactions and the initiation of stock replenishment.

The Company does not engage in basic or substantive product research and development activities. New items are added regularly to its product line on the basis of market information as well as on recommendations of its employees, customers, and suppliers, and other factors.

Grainger

The Company's Grainger store-based business is a nationwide distributor of industrial and commercial equipment and supplies. It distributes motors, HVAC equipment, lighting, hand and power tools, pumps, electrical equipment, as well as many other items. During 1996, the Company completed the integration of Bossert Industrial Supply into Grainger in order to enhance its position as a distributor of production consumable products.

Grainger provides support functions and coordination and guidance in the areas of Accounting, Administrative Services, Aviation, Communications, Compensation and Benefits, Data Systems and Data Processing, Employee Development, Finance, Government Regulations, Human Resources, Industrial Relations, Insurance and Risk Management, Internal Audit, Legal, Planning, Real Estate and Construction Services, Security and Safety, Taxes, and Treasury Services. These services are provided in varying degrees to the other business units.

Grainger is an important resource for both product and procurement process information. Grainger provides technical information on products as well as information on historic usage of products to customers. Grainger also provides feedback to suppliers concerning their products.

Grainger sells principally to contractors, service shops, industrial and commercial maintenance departments, manufacturers, hotels, and health care and educational facilities. Sales transactions during 1996 averaged $137 and were made to more than 1,300,000 customers. Sales to the largest single customer, General Motors Corporation, were 0.9% of sales. Grainger estimates that approximately 28% of 1996 sales consisted of items bearing the Company's registered trademarks, including "DAYTON(R)" (principally electric motors and ventilation equipment), "DEMCO(R)" (power transmission belts), "DEM-KOTE(R)" (spray paints), "SPEEDAIRE(R)" (air compressors), and "TEEL(R)" (liquid pumps) as well as other trademarks. The Company has taken steps to protect these trademarks against infringement and believes that they will remain available for future use in its business. Sales of remaining items generally consisted of other well recognized brands.

Grainger purchases from more than 1,000 product suppliers for its General Catalog, most of whom are manufacturers, and numerous other suppliers in support of Grainger Integrated Supply Operations (GISO). The largest supplier in 1996, a diversified manufacturer through 22 of its divisions, accounted for 11.2% of purchases. No significant difficulty has been encountered with respect to sources of supply.


                                      (3)

Grainger offers its line of products at competitive prices through a network of stores in the United States and Mexico (349 at December 31, 1996). An average store has 15 employees and handles about 260 transactions per day. During 1996, an average of 93,300 sales transactions were completed daily. Each store tailors its inventory to local customer preferences and actual product demand. In 1996, Grainger invested more than $31,000,000 in the continuation of its facilities optimization program, which consisted of new stores, relocated stores, and additions to stores. Grainger enhanced its marketing capabilities in Mexico by opening its first foreign-based store in Monterrey.

Grainger has six Zone Distribution Centers (ZDCs) in operation. The ZDC logistics strategy provides a break-bulk function for faster store stock replenishment. In addition, ZDCs handle shipped orders for their zone and also offer a logistical solution for integrated supply customers by coordinating complex orders and multiple receipts, and combining them into a single shipment. By reducing order and receipt complexity at the store, greater capacity within the distribution system is created.

Large computer controlled stocks, which are maintained at two Regional Distribution Centers (RDCs), located in Greenville County, South Carolina, and Kansas City, Missouri, and a National Distribution Center (NDC) in the Chicago area, provide the branches and customers with protection against variable demand and delayed factory deliveries. The NDC is a centralized storage and shipment facility servicing the entire network with slower moving inventory items.

Grainger serves all sizes and types of customers, and accommodates a variety of purchase situations and preferences.

Grainger employs account managers who call on existing and prospective customers. In addition, a sales force of market specialists and National Account specialists has been developed to serve individualized markets and National Accounts. Grainger employed 1,608 account managers, market specialists, and National Account specialists at December 31, 1996.

The Grainger National Accounts Program focuses on meeting the needs of large multi-site businesses by simplifying customers' MRO purchasing activities and providing consistent service and pricing to each customer location. Daily sales to National Account customers increased 20%, on a comparable basis, in 1996 over the prior year. National Account relationships have been established with over 400 of the nation's largest companies.

The Company continued to enhance the capabilities of GISO. As an integrated supplier, GISO provides access to over three million products and numerous services, thereby assisting its customers in reducing the number of MRO suppliers and streamlining their procurement processes. GISO extends the product reach of the Grainger General Catalog by offering the full product lines of strategic suppliers. Grainger has agreements with "Best-in-Class" distributors, which provide depth in a particular product grouping. These distributors sell their products through GISO as the integrator, while continuing to provide technical assistance directly to the customer.

In 1996, Grainger continued to develop its "Alliance Partner" relationships. "Alliance Partners" participate in the full integration of technical support, consolidated invoicing, and consolidated payment. These alliances provide Grainger with enhanced capabilities in developing the MRO supply marketplace.

Integrated supply customers lower their MRO costs by reengineering internal business processes and adopting new materials management systems and practices. An important part of Grainger's solution is Grainger Consulting Services, which provides customers with expertise in process mapping, process reengineering, benchmarking, inventory management, supplier management, and systems analysis. During 1996, Grainger Consulting Services enhanced its capabilities, while working on numerous engagements with Fortune 500 companies.

Grainger uses direct marketing for customers who prefer a direct marketing approach or are too small to warrant in-person sales calls. Direct mailings to these customers make them aware of Grainger's capabilities. Grainger provides these customers, who are usually small to medium-sized businesses, with a low total cost solution for their MRO needs.

An important selling tool is the General Catalog, which has been published continuously since 1927 and has grown to 4,116 pages listing over 78,000 items together with extensive technical and application data. Before being added to the General Catalog, a new item must satisfy many evaluation tests and other rigid requirements. For 1996, approximately 2,000,000 copies of the General Catalog were published. The most current edition was issued in January 1997.



                                      (4)

The Grainger Electronic Catalog brings directly to the customer's place of business a fast, easy way to select and order products. It is a state-of-the-art system that uses PC-based software and CD-ROM technology. Through the Electronic Catalog, the customer can use a variety of ways to describe a needed product, and then review Grainger's offerings, complete with specifications, prices, and pictures. Other Electronic Catalog features include a cross-reference function that allows customers to retrieve product information using their own stock numbers. More than 100,000 copies of the Electronic Catalog are currently in use. The Electronic Catalog is also used at the stores as a training tool and a resource for identifying appropriate products for customers' applications.

In 1996, Grainger enhanced the capabilities of its internet Web site (http://www.grainger.com) by adding an interactive on-line catalog and on-line ordering capabilities. The Web site contains useful information about Grainger's products and services and provides an alternative way for customers to access Grainger.

Acklands - Grainger Inc.

On December 2, 1996, the Company acquired the Canadian industrial distribution business of Acklands Limited, Canada's largest nationwide distributor of broad line industrial supplies. The Industrial Group of Acklands Limited had sales of over $300 million for the fiscal year ended January 31, 1996. The acquired entity is operated as a separate business unit under the name of Acklands - Grainger Inc. (AGI). This acquisition will provide the opportunity to expand the Company's market share in Canada and better serve the Canadian operations of the Company's National Account customers.

Lab Safety Supply, Inc. (Lab Safety) and Parts Company of America (PCA)

Lab Safety is a leading national direct marketer of safety and related industrial products, serving about 350,000 customers from its facilities in Janesville, Wisconsin. Lab Safety serves the safety products markets with such items as respiratory systems, protective clothing, and other equipment used in the workplace and in environmental clean-up operations. The current Lab Safety General Catalog, its primary selling tool, has over 1,300 pages, listing approximately 36,000 items. During 1996, an average of 4,000 sales transactions were completed daily.

PCA continues to expand its distribution of repair and replacement parts. PCA distributes approximately 200,000 parts, takes orders 24 hours a day, 365 days per year, and ships stocked items within 24 hours of an order, most on the same business day. PCA provides value to customers by being a single source for many different replacement parts and by offering technical assistance. PCA provides the customer fast and easy access to name brand parts for most products found in the Grainger General Catalog, as well as for many other products. During 1996, an average of 2,400 sales transactions were completed daily.

Industry Segments

The Company has concluded that its business is within a single industry segment. For information as to the Company's consolidated revenue and operating earnings see Item 7, "Management's Discussion and Analysis of Financial Condition and the Results of Operations," and Item 8, "Financial Statements and Supplementary Data." The total assets of the Company for the last five years were: 1996,
$2,119,021,000;    1995,    $1,669,243,000;    1994,    $1,534,751,000;    1993,
$1,376,664,000; and 1992, $1,310,538,000.

Competition

The Company faces competition in all the markets it serves, from manufacturers (including some of the Company's own suppliers) that sell directly to certain segments of the market, from wholesale distributors, catalog houses, and from certain retail enterprises.

The principal means by which the Company competes with manufacturers and other distributors is by providing local stocks, efficient service, account managers, competitive prices, its several catalogs, which include product descriptions and in certain cases, extensive technical and application data, procurement process consulting services, and other efforts to assist customers in lowering their total MRO costs. The Company believes that it can effectively compete on a price basis with its manufacturing competitors on small orders, but that such manufacturers may enjoy a cost advantage in filling large orders.

                                      (5)

The Company serves a number of diverse markets, and is able in some markets to reasonably estimate the Company's competitive position within that market. However, taken as a whole, the Company is unable to determine its market shares relative to others engaged in whole or in part in similar activities.

Employees

As of December 31, 1996, the Company had 14,601 employees, of whom 12,180 were full-time and 2,421 were part-time or temporary. The Company has never had a major work stoppage and believes that its employee relations are good.

Item 2: Properties

As of December 31, 1996, the Company's Grainger store locations totaled 7,698,000 square feet, an increase of approximately 3.5% over 1995. Most stores are located in or near major metropolitan areas, many in industrial parks. Stores range in size from 2,000 to 109,000 square feet and average approximately 22,000 square feet. A typical owned store is on one floor, is of masonry construction, consists primarily of warehouse space, contains an air conditioned office and sales area, and has off-the-street parking for customers and employees. The Company considers that its properties are generally in good condition and well maintained, and are suitable and adequate to carry on the Company's business.

The significant facilities of the Company are briefly described below:

                                                                       Size in
Location                        Facility and Use                     Square Feet
--------                        ----------------                     -----------

Chicago Area (1)                General Offices                          513,000
Niles, IL (1)                   General Office &
                                 National Distribution Center            938,000
Kansas City, MO (1)             Regional Distribution Center           1,435,000
Greenville County, SC (1)       Regional Distribution Center           1,090,000
United States (1)               6 Zone Distribution Centers            1,345,000
United States and Mexico (2)    349 Grainger store locations           7,698,000
United States (3)               Other Facilities                       1,321,000
Canada (4)                      167 AGI Facilities                     2,019,000
                                                                       ---------
                                Total square feet                     16,359,000
                                                                      ==========

The Company is constructing an office facility to house a large portion of the Company's Chicago-area office workforce on owned property in Lake Forest, Illinois. Construction of the facility has started and is expected to be completed during 1999. It is expected that most Chicago-area owned or leased general office facilities occupied in 1996 will be vacated when this new facility becomes operational.


--------------------------------------------------------------------------------
(1) These facilities are either owned or leased with leases expiring between 1997 and 1999. The owned facilities are not subject to any mortgages.
(2) Grainger stores consist of 275 owned and 74 leased properties. The owned facilities are not subject to any mortgages. 348 stores are located in the U.S. and 1 store is located in Monterrey, Mexico.
(3) Other facilities represent leased and owned general offices, distribution centers, and stores. The owned facilities are not subject to any mortgages.
(4) These facilities were acquired through the acquisition of the industrial distribution business of Acklands Limited on December 2, 1996. The properties consist of general offices, distribution centers, and stores that are either owned or leased. The owned facilities are not subject to any mortgages.

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

No matters were submitted to a vote of security holders during the fourth quarter of 1996.

Executive Officers of the Company

Following is information about the Executive Officers of the Company. Executive Officers of the Company generally serve until the next annual election of officers, or until earlier resignation or removal.

                                  Positions and Offices Held and Principal
Name and Age               occupations and Employment During the Past Five Years
------------               -----------------------------------------------------
James M. Baisley (64)      Senior Vice President (a position assumed in 1995
                           after serving as Vice President), General Counsel, and Secretary.

Donald E. Bielinski (47)   Senior Vice President, Marketing and Sales, a
                           position assumed in 1995 after serving as Senior Vice
                           President, Organization and Planning. Mr. Bielinski has also served as Vice President and Chief Financial
                           Officer.

Wesley M. Clark (44)       Senior Vice President, Operations and Quality, a
                           position assumed in 1997 after serving as Vice
                           President, Field Operations and Quality. Prior to assuming the last-mentioned position in 1995, Mr.
                           Clark served as President of the Sanitary Supply and Equipment businesses. Before joining the Company in 1992, Mr. Clark served as an executive with Granite
                           Rock Company.

Jere D. Fluno (55)         Vice Chairman. Mr. Fluno is a member of the Office of
                           the Chairman.

Gary J. Goberville (50)    Vice President, Human Resources. Before joining the
                           Company in 1995, Mr. Goberville served as an executive with GenCorp, Inc.

David W. Grainger (69)     Chairman of the Board, and from 1992 to 1994,
                           President. Mr. Grainger is a member of the Office of the Chairman.

Richard L. Keyser (54)     President, a position assumed in 1994, and Chief
                           Executive  Officer, a position  assumed  in 1995.
                           Other positions in which he served during the past five years were Chief Operating Officer of the Company, Executive Vice President of the Company, and President of the Grainger Division. Mr. Keyser is a member of the Office of the Chairman.


                                                      (continued on next page)

                                      (7)

P. Ogden Loux (54)         Senior Vice  President,  Finance and Chief  Financial
                           Officer,  positions  assumed in 1997 after serving as
                           Vice  President,  Finance.  Prior to assuming the
                           last-mentioned   position  in  1994,  Mr.  Loux
                           served  the Grainger  Division  as  Vice  President,
                           Business  Support. Previously, Mr. Loux served as
                           Vice President and Controller of the Grainger
                           Division.

Robert D. Pappano (54)     Vice President, Financial Reporting and Investor
                           Relations, a position assumed in 1995
                           after serving as Vice President and Treasurer.

James T. Ryan (38)         Vice President, Information Services, a position
                           assumed in 1994 after serving as President, Parts
                           Company of America. Prior to assuming the last-mentioned position in 1993, Mr. Ryan served as Director, Product Management of the Grainger
                           Division.

John A. Schweig (39)       Vice President, Business Development and General
                           Manager, International, positions assumed in 1996 after serving as Vice President and General Manager, Direct Marketing. Prior to assuming the last-mentioned positions in 1995, Mr. Schweig served as Vice President, Marketing of the Grainger
                           Division.

John W. Slayton, Jr. (51)  Senior Vice President, Product Management, a position assumed in 1995 after serving as Vice President, Product Management of the Grainger Division.





                                      (8)

                                     PART II

Item 5: Markets for Registrant's Common Equity and Related Shareholder Matters

The Company's common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange, with the ticker symbol GWW. The high and low sales prices for the common stock, and the dividends declared and paid for each calendar quarter during 1996 and 1995, are shown below.

                                   Prices
                          --------------------------
Quarters                   High              Low             Dividends
-----------------------------------------------------------------------
1996     First            $71 1/8            $62 5/8           $0.23
         Second            78 5/8             64                0.25
         Third             78 1/4             66                0.25
         Fourth            81 1/2             68 3/4            0.25
-----------------------------------------------------------------------
         Year             $81 1/2            $62 5/8           $0.98
-----------------------------------------------------------------------
1995     First            $64 3/8            $55 3/4           $0.20
         Second            63 7/8             56 1/8            0.23
         Third             61 7/8             55 1/2            0.23
         Fourth            67 5/8             58 3/8            0.23
-----------------------------------------------------------------------
         Year             $67 5/8            $55 1/2           $0.89
-----------------------------------------------------------------------


The approximate number of shareholders of record of the Company's common stock as of March 3, 1997 was 2,000.

Item 6: Selected Financial Data
                                        Years Ended December 31,
                        ----------------------------------------------------
                       (In thousands of dollars except for per share amounts)
                        1996        1995        1994        1993        1992
                        ----        ----        ----        ----        ----

Net sales ..........  $3,537,207  $3,276,910  $3,023,076  $2,628,398  $2,364,421

Net earnings before
cumulative effect
of accounting changes .. 208,526     186,665     127,874     149,267     137,242

Cumulative effect of
accounting changes .....      --          --         --        (820)          --

Net earnings ........... 208,526     186,665     127,874     148,447     137,242

Net earnings per
common and common
equivalent share before
cumulative effect
of accounting changes ...   4.04        3.64        2.50        2.88        2.58

Cumulative effect of
accounting changes ......     --          --          --       (0.02)         --

Net earnings per
common and
common equivalent share .   4.04        3.64        2.50        2.86        2.58

Total assets ......... 2,119,021   1,669,243   1,534,751   1,376,664   1,310,538

Long-term debt ..........  6,152       8,713       1,023       6,214       6,936

Cash dividends
paid per share ..........  $0.98       $0.89       $0.78      $0.705       $0.65

NOTE: 1994 and 1993 net earnings include restructuring charges of $49,779 and $482, respectively.



                                      (9)

Item 7: Management's Discussion and Analysis of Financial Condition and the Results of Operations

                              RESULTS OF OPERATIONS

The following table, which is included as an aid to understanding changes in the Company's Consolidated Statements of Earnings, presents various items in the earnings statements expressed as a percentage of net sales for the years ended
December 31, 1996, 1995, 1994, and 1993, and the percentage of increase (decrease) in such items in 1996, 1995, and 1994 from the prior year.

                                           Years Ended December 31,
                           ---------------------------------------------------
                                Items in Consolidated
                           Statements of Earnings as a     Percent of Increase
                                 Percentage of               (Decrease) from
                                   Net Sales                    Prior Year
                           ------------------------------    -----------------
                           1996    1995    1994    1993      1996  1995   1994
                           ----    ----    ----    ----      ----  ----   ----

Net sales ................ 100.0%  100.0%  100.0%  100.0%     7.9%  8.4%  15.0%
Cost of merchandise sold .  64.2    63.9    64.5    62.9      8.3   7.4   18.0
Operating expenses .......  26.0    26.5    27.9    27.6      6.5   3.0   16.3
Other (income) deductions,
 net .....................  (0.1)    0.1     0.1     0.1   (181.1) 48.9   30.5
Income taxes .............   4.0     3.8     3.3     3.8     11.9  24.4    0.1
Net earnings .............   5.9%    5.7%    4.2%    5.6%    11.7% 46.0% (13.9)%

Note: Net earnings, excluding restructuring charges, as a percentage of net sales were 5.9% and 5.7% for 1994 and 1993, respectively. The percent of increase from the prior year for net earnings, excluding restructuring charges, was 5.1%, and 19.3% for 1995 and 1994, respectively.

Net sales
The 1996 Company net sales increase of 7.9% was primarily volume related. This increase was affected by 1996 having two more sales days than 1995 (on a daily basis, net sales increased 7.1%). Excluding the incremental net sales of Acklands - Grainger Inc. (AGI), the Canadian industrial distribution business acquired on December 2, 1996, net sales increased 7.2% (6.4% on a daily basis). This increase primarily represented the effects of the Company's market initiatives which included new product additions, the continuing expansion of store facilities, the addition of Zone Distribution Centers (ZDCs), and the National Accounts, Integrated Supply, and Direct Marketing programs. Partially offsetting the growth from these initiatives were two factors. First quarter 1996 net sales for the Company's Grainger store-based business were negatively affected by the sluggish economy and adverse weather experienced by much of the East Coast during January. The second factor was that net sales of seasonal products within the Grainger store-based business declined approximately 18% in the 1996 third quarter as compared with the same 1995 period. Many regions of the country experienced milder weather in July and August of 1996 as compared to the same periods in 1995. This contributed to a full year decline in seasonal product sales estimated at 1%.

The Grainger store-based business experienced selling price increases of about 1.9% when comparing 1996 with 1995. The Grainger store-based business' National Accounts program showed strong growth for the year, with net sales increasing to approximately $849,000,000. Daily net sales to these National Account customers increased about 20%, on a comparable basis, over 1995. All geographic areas for the Grainger store-based business contributed to the sales growth, with the percent increases for regions west of the Mississippi being slightly higher than for the regions in the east.

The 1995 Company net sales increase of 8.4% was primarily volume related. This increase was affected by 1995 having one less sales day than 1994 (on a daily basis, net sales increased 8.8%). The volume increase can be explained primarily by the Company's market initiatives and the growth in the national economy. The Company's market initiatives included new product additions, the expansion of store facilities, adding Zone Distribution Centers (ZDCs), and the National Accounts program.

The Grainger store-based business experienced selling price increases of about 1.5% when comparing 1995 with 1994. The Grainger store-based business' National Accounts program showed strong growth for the year, with net sales increasing to approximately $668,000,000. Daily net sales to these National Account customers increased about 22%, on a comparable basis, over 1994. All geographic areas for the Grainger store-based business contributed to the net sales growth, with the percent increases for regions east of the Mississippi being slightly higher than for regions in the west.



                                      (10)

Net earnings
Net earnings for 1996 increased 11.7% over 1995. This increase for 1996 was higher than the net sales increase primarily due to operating expenses increasing at a slower rate than net sales, higher interest income, and lower interest expense, partially offset by lower gross profit margins. The rate of growth in operating expenses was lower than the net sales increase primarily due to payroll and employee benefits costs increasing at a slower rate than net sales and lower freight-out expenses. Partially offsetting the above factors were data processing expenses, advertising expenses, and expenses relating to marketing initiatives and business process improvement programs, all increasing faster than net sales, and December 1996 incremental expenses associated with AGI. The increase in interest income resulted from higher average daily invested balances, partially offset by lower average interest rates earned. The decrease in interest expense resulted from lower average borrowings and lower interest rates paid on all outstanding debt, partially offset by lower capitalized interest. Partially offsetting these decreases in interest expense was incremental interest expense attributable to $132,874,000 in short-term debt added in December 1996 relating to the acquisition of AGI. The Company's gross profit margin decreased by 0.22 percentage point when comparing the full years of 1996 and 1995. This decrease was principally the result of an unfavorable change in selling price category mix, which primarily resulted from the growth in sales to the Company's larger volume customers. The addition of AGI had a minor effect on this decrease. Partially offsetting the above factors were selling price increases exceeding the level of cost increases and a favorable change in the product mix as sales of seasonal products declined. Historically, the sales of seasonal products have lower than average gross profit margins.

Net earnings for 1995 increased 46.0% over 1994 including the effects of after-tax restructuring charges of $49,779,000 recorded in 1994. Excluding the effect of these restructuring charges, net earnings increased 5.1% year over year. This increase was less than the sales increase primarily due to operating expenses increasing at a faster rate than net sales offset by slightly higher gross profit margins. Operating expenses increased faster than sales primarily due to the Company's continuing investment in the business infrastructure needed to support its market initiatives, increased employee benefits costs, and increased freight-out expenses. Increased freight-out expenses resulted from proportionally more shipments qualifying for prepaid freight and proportionally more orders being transferred within the Zone Distribution facilities/store network. This partially resulted in orders being shipped longer distances. These incremental expenses, by policy, were not billed to customers. Partially offsetting these increases were lower bad debt expenses; payroll costs increasing somewhat slower than the rate of sales growth; and decreased amortization of goodwill and other acquisition related costs associated with acquired and start-up businesses. The Company's gross profit margin increased by
0.06 percentage point when comparing the full years of 1995 and 1994, excluding the effects of a restructuring charge of $16,308,000 (0.54 percentage point of gross profit) associated with inventory write-downs taken during 1994. This slight increase was principally related to a favorable product mix as sales of non-seasonal products grew at a higher rate than the sales of seasonal products. The sales of seasonal products have historically had lower than average gross profit margins. Partially offsetting the favorable impacts was an unfavorable change in selling price category mix, which primarily resulted from the growth in sales to National Accounts.

                               FINANCIAL CONDITION

Working capital was $704,175,000 at December 31, 1996 compared to $618,524,000 at December 31, 1995 and $504,595,000 at December 31, 1994. The ratio of current assets to current liabilities was 2.1, 2.4, and 2.1 at such dates.

Net cash flows from operations of  $271,434,000  in 1996,  $126,285,000 in 1995, and $191,382,000 in 1994 have continued to improve the Company's financial position and serve as the primary source of funding for capital requirements.

In each of the past three years, a portion of working capital has been used for additions to property, buildings, and equipment as summarized in the following table.
                                                     1996     1995     1994
                                                    ------  -------  -------
                                                    (In thousands of dollars)
Land, buildings, structures, and improvements ...  $31,881  $55,280  $73,342
Furniture, fixtures, and other equipment ........   30,170   56,655   47,015
                                                    ------  -------  -------
Total............................................. $62,051 $111,935 $120,357
                                                    ======  =======  =======

The company repurchased 409,600 shares of its common stock in 1996. The Company did not repurchase any shares of common stock during 1995 or 1994. At December 31, 1996, approximately 3,200,000 shares of common stock remained available for repurchase under the existing authorization. At March 7, 1997, approximately 2,000,000 shares of common stock remained available for repurchase.



                                      (11)

Dividends paid to shareholders were $50,035,000 in 1996, $45,227,000 in 1995, and $39,570,000 in 1994.

On December 2, 1996,  the Company  acquired AGI for  approximately  $289,334,000 including transaction expenses. The purchase consisted of cash payments and transaction expenses of $136,801,000 (funded principally by short-term debt of $132,874,000), and the issuance of 2,039,886 shares of W.W. Grainger, Inc. common stock valued at $152,533,000.

Internally generated funds have been the primary source of working capital and funds needed for expanding the business (including capital expenditures relating to the facilities optimization program), supplemented by debt as circumstances dictated. In addition to continuing facilities optimization efforts and infrastructure development to support current initiatives, long-term cash requirements are anticipated for the consolidation of Chicago-area offices in the office facility currently being constructed in Lake Forest, Illinois. The Company had no material financing commitments outstanding at December 31, 1996.

The Company continues to maintain a low debt ratio and strong liquidity position, which provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, the Company has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit and otherwise. Total debt as a percent of shareholders' equity was 11%, 5%, and 4%, at December 31, 1996, 1995, and 1994, respectively.

                          INFLATION AND CHANGING PRICES

Inflation during the last three years has not been a significant factor to operations. The predominant use of the last-in, first-out (LIFO) method of accounting for inventories and accelerated depreciation methods for financial reporting and income tax purposes result in a substantial recognition of the effects of inflation in the primary financial statements.

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

None.

                                    PART III

With respect to Items 10 through 13, the Company will file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14-A.

Item 10: Directors and Executive Officers of the Registrant

Information regarding directors of the Company will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held April 30, 1997, and, to the extent required, is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption "Executive Officers."

Item 11: Executive Compensation

Information regarding executive compensation will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held April 30, 1997, and, to the extent required, is incorporated herein by reference.



                                      (12)

Item 12: Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held April 30, 1997, and, to the extent required, is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held April 30, 1997, and, to the extent required, is incorporated herein by reference.

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



                                      (13)

Exhibit Index
-------------          (iii)  Executive  Death  Benefit Plan,  incorporated  by
                               reference to Exhibit  10(c)(iii) to the Company's
                               Annual  Report  on Form  10-K for the year  ended
                               December 31, 1995.
                        (iv)   Executive   Deferred   Compensation   Plan  dated
                               December 30, 1983,  incorporated  by reference to
                               Exhibit 10(e) to the  Company's  Annual Report on
                               Form 10-K for the year ended December 31, 1989.
                        (v)    1985 Executive  Deferred  Compensation Plan dated
                               December 31, 1984,  incorporated  by reference to
                               Exhibit 10(f) to the  Company's  Annual Report on
                               Form 10-K for the year ended December 31, 1990.
                        (vi)   Post-Service  Benefits  Plan  for  Non-Management
                               Directors,  incorporated  by reference to Exhibit
                               10(e)(vi) to the Company's  Annual Report on Form
                               10-K for the year ended December 31, 1993.
39-43                   (vii)  Summary   Description  of  Management   Incentive
                               Program Based on Improved Economic Earnings.
                        (viii) Supplemental Profit Sharing Plan, incorporated by
                               reference to Exhibit 10(c)(viii) to the Company's
                               Annual  Report  on Form  10-K for the year  ended
                               December 31, 1995.
                        (ix)   Plan for Payment of Directors' Fees  incorporated
                               by   reference   to  Exhibit   10(c)(ix)  to  the
                               Company's Annual Report of Form 10-K for the year ended December 31, 1995.

          (11) Computations of Earnings Per Common and Common Equivalent Share. See Index to Financial Statements and Supplementary Data.
37        (21) Subsidiaries of the Company.
          (23) Consent of Independent Certified Public Accountants. See Index to Financial Statements and Supplementary Data.
38        (27) Financial Data Schedule.
(b)   Reports on Form 8-K.
On December 16, 1996, the Company filed a Report on Form 8-K announcing that the Company acquired the industrial distribution business of Acklands Limited pursuant to a Share Purchase Agreement dated as of November 4, 1996.



                                      (14)

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly issued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 24, 1997

W.W. GRAINGER, INC.



By:   D. W. Grainger                         By:  P. O. Loux
--------------------                         ----------------
      D. W. Grainger                              P.O. Loux
      Chairman of the Board of Directors          Senior Vice President, Finance
      (a Principal Executive Officer and          and Chief Financial Officer
       a Director)                                (Principal Financial Officer)




By:   R. L. Keyser                           By:  R. D. Pappano
------------------                           ------------------
      R. L. Keyser                                R. D. Pappano
      President and Chief Executive               Vice President, Financial
      Officer                                     Reporting and Investor
      (a Principal Executive Officer and          Relations
       a Director)                                (Principal Accounting Officer)



By:   J. D. Fluno
-----------------
      J. D. Fluno
      Vice Chairman
      (a Principal Executive Officer and
       a Director)












   George R. Baker      March 24, 1997      James D. Slavik    March 24, 1997
 ---------------------                      -----------------
    George R. Baker                          James D. Slavik
      Director                                 Director



 Robert E. Elberson     March 24, 1997      Harold B. Smith    March 24, 1997
 ---------------------                      -----------------
 Robert E. Elberson                         Harold B. Smith
      Director                                 Director



   Wilbur H. Gantz      March 24, 1997      Fred L. Turner     March 24, 1997
 ---------------------                      -----------------
   Wilbur H. Gantz                          Fred L. Turner
      Director                                 Director



John W. McCarter, Jr.   March 24, 1997      Janiece S. Webb    March 24, 1997
 ---------------------                      -----------------
John W. McCarter, Jr.                       Janiece S. Webb
      Director                                 Director






                                      (15)

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                        December 31, 1996, 1995, and 1994


                                                                            Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS....................        17

FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS

               ASSETS.................................................        18

               LIABILITIES AND SHAREHOLDERS' EQUITY...................        19

        CONSOLIDATED STATEMENTS OF EARNINGS...........................        20

        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY...............        21

        CONSOLIDATED STATEMENTS OF CASH FLOWS.........................     22-23

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................     24-33

SCHEDULE II - ALLOWANCE FOR DOUBTFUL ACCOUNTS.........................        34

EXHIBIT 11 - COMPUTATIONS OF EARNINGS PER SHARE.......................        35

EXHIBIT 23 - CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS......        36



                                      (16)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and
Board of Directors of
W.W. Grainger, Inc.

     We have audited the accompanying consolidated balance sheets of W.W. Grainger, Inc. and Subsidiaries as of December 31, 1996, 1995, and 1994, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of W.W. Grainger, Inc. and Subsidiaries as of December 31, 1996, 1995, and 1994, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

     We have also audited Schedule II of W.W. Grainger, Inc. and Subsidiaries for the years ended December 31, 1996, 1995, and 1994. In our opinion, this Schedule presents fairly, in all material respects, the information required to be set forth therein.








                                                        GRANT THORNTON LLP

Chicago, Illinois
February 4, 1997





                                      (17)

                      W.W. Grainger, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)


                                                         December 31,
                                                    --------------------------
                           ASSETS                   1996        1995      1994
                           ------                   ----        ----      ----


CURRENT ASSETS
  Cash and cash equivalents ................... $  126,935 $   11,460 $   15,292
  Accounts receivable, less allowances for
    doubtful accounts of $15,302 for 1996,
    $14,229 for 1995, and $15,333 for 1994 ....    433,575    369,576    345,793
  Inventories .................................    686,925    602,639    519,966
  Prepaid expenses ............................     11,971     11,746     14,233
  Deferred income tax benefits ................     60,837     67,239     68,362
                                                    ------     ------     ------


        Total current assets ..................  1,320,243  1,062,660    963,646


PROPERTY, BUILDINGS, AND EQUIPMENT
  Land ........................................    132,095    123,431    115,497
  Buildings, structures, and improvements .....    510,386    472,154    431,184
  Furniture, fixtures, machinery, and equipment    343,231    302,115    263,536
                                                   -------    -------    -------


                                                   985,712    897,700    810,217
  Less accumulated depreciation
    and amortization ..........................    434,728    379,349    341,075
                                                   -------    -------    -------

      Property, buildings, and
        equipment--net ........................    550,984    518,351    469,142


OTHER ASSETS
  Goodwill ....................................    192,555     25,635     25,635
  Customer lists ..............................     85,700     93,857     93,857
  Other intangibles ...........................      6,182      3,475      3,875
                                                     -----      -----      -----


                                                   284,437    122,967    123,367

  Less accumulated amortization ...............     54,574     50,356     37,266
                                                    ------     ------     ------


                                                   229,863     72,611     86,101

  Sundry ......................................     17,931     15,621     15,862
                                                    ------     ------     ------


    Other assets--net .........................    247,794     88,232    101,963
                                                   -------     ------    -------


TOTAL ASSETS .................................. $2,119,021 $1,669,243 $1,534,751
                                                 =========  ========== =========





                                      (18)

                      W.W. Grainger, Inc. and Subsidiaries

                            (In thousands of dollars)


                                                        December 31,
                                               -----------------------------
    LIABILITIES AND SHAREHOLDERS' EQUITY       1996         1995        1994
    ------------------------------------       ----         ----        ----


CURRENT LIABILITIES
  Short-term debt ........................$   135,275  $    23,577  $    11,134
  Current maturities of long-term debt ...     24,753       23,241       26,449
  Trade accounts payable .................    240,779      204,925      226,459
  Accrued contributions to employees'
    profit sharing plans .................     56,258       53,618       50,020
  Accrued expenses .......................    131,199      115,310      122,339
  Income taxes ...........................     27,804       23,465       22,650
                                            ---------    ---------    ----------

        Total current liabilities ........    616,068      444,136      459,051


LONG-TERM DEBT (less current maturities) .      6,152        8,713        1,023

DEFERRED INCOME TAXES ....................      2,207        8,539       15,177

ACCRUED EMPLOYMENT RELATED BENEFITS COSTS.     31,932       28,746       26,695

SHAREHOLDERS' EQUITY
  Cumulative Preferred Stock--
    $5 par value--authorized, 6,000,000
    shares, issued and outstanding, none .         --           --           --
  Common Stock--$0.50 par value--
    authorized, 150,000,000 shares;
    issued, 53,338,026 shares, 1996,
    50,894,629 shares, 1995, and
    50,749,681 shares, 1994 ..............     26,669       25,447       25,375
  Additional contributed capital .........    262,318       86,548       81,796
  Treasury stock, at cost--409,600 shares.    (32,090)        --           --
  Unearned restricted stock compensation .    (17,597)         (19)         (61)
  Cumulative translation adjustments .....     (2,262)        --           --
  Retained earnings ......................  1,225,624    1,067,133      925,695
                                            ---------   ----------    ---------

        Total shareholders' equity .......  1,462,662    1,179,109    1,032,805
                                            ---------   ----------    ---------



TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY ...................$ 2,119,021  $ 1,669,243  $ 1,534,751
                                            =========    =========    =========

The accompanying notes are an integral part of these financial statements.





                                      (19)

                      W.W. Grainger, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS
             (In thousands of dollars except for per share amounts)

                                                Years Ended December 31,
                                                ------------------------
                                           1996           1995          1994
                                           ----           ----          ----

Net sales ............................ $  3,537,207  $  3,276,910  $  3,023,076

Cost of merchandise sold .............    2,269,993     2,095,552     1,951,321
                                        ------------  ------------  ------------
       Gross profit ..................    1,267,214     1,181,358     1,071,755

Warehousing, marketing, and
  administrative expenses ............      921,685       865,067       787,137

Restructuring charges ................         --            --          53,082
                                        ------------  ------------  ------------

       Total operating expenses ......      921,685       865,067       840,219
                                        ------------  ------------  ------------
       Operating earnings ............      345,529       316,291       231,536

Other income or (deductions)
  Interest income ....................        4,554           162            17
  Interest expense ...................       (1,228)       (4,260)       (1,870)
  Unclassified--net ..................           33           (44)         (928)
                                        ------------  ------------  ------------
                                              3,359        (4,142)       (2,781)
                                        ------------  ------------  ------------

       Earnings before income taxes ..      348,888       312,149       228,755
Income taxes .........................      140,362       125,484       100,881
                                        ------------  ------------  ------------
       Net earnings .................. $    208,526  $    186,665  $    127,874
                                        ------------  ------------  ------------

Net earnings per common and common
  equivalent share ................... $       4.04  $       3.64  $       2.50
                                        ============  ============  ============

Average number of common and
  common equivalent shares outstanding   51,636,204    51,241,217    51,226,476
                                        ============  ============  ============

The accompanying notes are an integral part of these financial statements.





                                      (20)

                                          W.W. Grainger, Inc. and Subsidiaries

                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               (In thousands of dollars except for per share amounts)

                                                                      Unearned
                                            Additional               Restricted    Cumulative
                                   Common  Contributed   Treasury      Stock       Translation    Retained
                                   Stock     Capital      Stock     Compensation   Adjustments    Earnings
                                  -------- ------------  --------  --------------  -----------  -----------
Balance at January 1, 1994 ...... $ 25,342 $     79,364  $     --  $      (192)    $       --   $   837,391

Exercise of stock options .......       33        2,420        --           --             --            --
Cancellation of 650 shares of
  restricted common stock .......       --          (35)       --           35             --            --
Amortization of unearned
  restricted stock compensation .       --           47        --           96             --            --
Net earnings ....................       --          --         --           --             --       127,874
Cash dividends paid
  ($0.78 per share) .............       --          --         --           --             --       (39,570)
                                   -------    ---------  --------  -----------     ----------   -----------

Balance at December 31, 1994 ....   25,375       81,796        --          (61)            --       925,695

Exercise of stock options .......       72        4,746        --           --             --            --
Amortization of unearned
  restricted stock compensation .       --            6        --           42             --            --
Net earnings ....................       --           --        --           --             --       186,665
Cash dividends paid
  ($0.89 per share) .............       --           --        --           --             --       (45,227)
                                  --------   ----------  --------   ----------     ----------   -----------

Balance at December 31, 1995 ....   25,447       86,548        --          (19)            --     1,067,133

Exercise of stock options .......       84        6,489        --           --             --            --
Issuance of 2,039,886 shares
  of common stock
  for business acquisition ......    1,020      151,513        --           --             --            --
Issuance of 235,000 shares
  of restricted common stock ....      118       17,742        --      (17,860)            --            --
Amortization of unearned
  restricted stock compensation .       --           26        --          282             --            --
Purchase of 409,600 shares of
  treasury stock ................       --           --   (32,090)          --             --            --
Cumulative translation
  adjustments ...................       --           --        --           --         (2,262)           --
Net earnings ....................       --           --        --           --             --        208,526
Cash dividends paid
  ($0.98 per share) .............       --           --        --           --             --        (50,035)
                                  --------   ----------   -------   ----------     ----------   ------------

Balance at December 31, 1996 .... $ 26,669   $  262,318  $(32,090)  $  (17,597)    $   (2,262)  $  1,225,624
                                  ========   ==========  ========   ==========     ==========   ============

The accompanying notes are an integral part of these financial statements.





                                      (21)

                      W.W. Grainger, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)


                                                    Years Ended December 31,
                                                    ------------------------
                                                   1996       1995       1994
                                                   ----       ----       ----
Cash flows from operating activities:
  Net earnings ................................. $208,526   $186,665   $127,874
  Provision for losses on accounts receivable ..    9,131      7,780      9,928
  Depreciation and amortization:
    Property, buildings, and equipment .........   61,585     57,760     49,795
    Intangibles and goodwill ...................   12,676     13,090     14,534
  Restructuring charges--non-cash ..............     --         --       68,363
  Change in operating assets and liabilities--
    net of the effects of restructuring charges
    and the business acquisition:
    (Increase) in accounts receivable ..........  (28,871)   (31,563)   (56,268)
    (Increase) in inventories ..................   (7,430)   (82,673)   (70,060)
    Decrease (increase) in prepaid expenses ....      255      2,487     (3,401)
    Decrease (increase) in deferred income
      taxes ....................................       70     (5,515)   (31,794)
    Increase (decrease) in trade accounts
      payable ..................................    1,891    (21,534)    48,345
    Increase (decrease) in other current
      liabilities ..............................    3,724     (3,431)    25,393
    Increase in current income taxes payable ...    4,339        815      3,878
    Increase in accrued employment related
      benefits costs ...........................    3,186      2,051      2,524
  Other--net ...................................    2,352        353      2,271
                                                 ---------   --------   --------

Net cash provided by operating activities ......  271,434    126,285    191,382

Cash flows from investing activities:
  Additions to property, buildings, and
    equipment ..................................  (62,051)  (111,935)  (120,357)
  Proceeds from sale of property, buildings,
    and equipment ..............................    9,045      4,918      2,573
  Net cash paid for business acquisition ....... (136,144)      --         --
  Other--net ...................................   (1,932)       378       (240)
                                                 ---------   --------   --------

Net cash (used in) investing activities ........ (191,082)  (106,639)  (118,024)



                                      (22)

                    W.W. Grainger, Inc. and Subsidiaries

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands of dollars)

                                                     Years Ended December 31,
                                                 -------------------------------
                                                   1996        1995      1994
                                                 --------    --------  ---------

Cash flows from financing activities:
  Net increase (decrease) in short-term debt ... $111,698    $12,443   $(23,164)
  Proceeds from long-term debt .................    1,500      5,665        775
  Long-term debt payments ......................   (2,549)    (1,183)    (1,179)
  Stock options exercised ......................    2,890      2,147      1,155
  Tax benefit of stock incentive plan ..........    3,709      2,677      1,345
  Purchase of treasury stock ...................  (32,090)      --         --
  Cash dividends paid ..........................  (50,035)   (45,227)   (39,570)
                                                 ---------   --------   --------

Net cash provided by (used in) financing
     activities ................................   35,123    (23,478)   (60,638)
                                                 ---------   --------   --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS .........................  115,475     (3,832)    12,720

Cash and cash equivalents at beginning of year .   11,460     15,292      2,572
                                                 ---------   --------   --------
Cash and cash equivalents at end of year ....... $126,935    $11,460    $15,292
                                                 =========   ========   ========

Non-cash investing and financing activities
  from acquisition of business:
    Fair value of assets acquired............... $338,101
    Liabilities acquired........................  (49,424)
    Fair value of common stock issued .......... (152,533)
                                                 ---------
Net cash paid for business acquisition.......... $136,144
                                                 =========

The accompanying notes are an integral part of these financial statements.





                                      (23)

                      W.W. GRAINGER, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995, AND 1994


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INDUSTRY INFORMATION
The Company is a leader in the distribution of maintenance, repair, and operating supplies and related information to the commercial, industrial, contractor, and institutional markets in North America. The Company's business is within a single industry segment.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions are eliminated from the consolidated financial statements.

MANAGEMENT ESTIMATES
In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the estimates of revenues and expenses. Actual results could differ from those estimates.

ACCOUNTING CHANGE
Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The effect of adopting this new standard was immaterial.

REVENUE RECOGNITION
The Company recognizes revenue at the date products are shipped or at the date services are completed.

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

Buildings, structures, and improvements..............             10 to 45 years
Furniture, fixtures, machinery, and equipment........              3 to 10 years

Improvements to leased property are amortized over the initial terms of the respective leases or the estimated service lives of the improvements, whichever is shorter.

The  Company  capitalized   interest  costs  of  $1,772,000,   $2,136,000,   and
$1,929,000, in 1996, 1995, and 1994, respectively.

FOREIGN CURRENCY TRANSLATION
The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, the effect of translating these subsidiary's financial statements into U.S. dollars is recorded as a separate component of shareholders' equity.

PURCHASED TAX BENEFITS
The Company purchased tax benefits through leases as provided by the Economic Recovery Tax Act of 1981. Realized tax benefits, net of repayments, are included in Deferred Income Taxes.

INCOME TAXES
Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between financial and tax reporting.

                                      (24)

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
Earnings per common and common equivalent share are computed based upon the weighted average number of shares outstanding during each year which includes outstanding options for common stock, when dilutive.

NOTE 2--BUSINESS ACQUISITION

Effective December 2, 1996, the Company purchased the stock of a subsidiary of Acklands Limited (a Canadian corporation). The business acquired is the largest nationwide distributor of broad line industrial supplies in Canada. The aggregate purchase price was approximately $289,334,000 including transaction expenses. The purchase consisted of cash payments and transaction expenses of $136,801,000 (funded principally by short-term debt of $132,874,000) and the issuance of 2,039,886 shares of W.W. Grainger, Inc. common stock valued at $152,533,000. The acquisition is being accounted for as a purchase, and accordingly, the financial statements include results of operations from the date of acquisition. The purchase included intangibles, including trademarks and goodwill, valued at $173,420,000 to be amortized over periods of five to forty years.

The following unaudited pro forma summary presents the combined results of operations of the Company and the acquired business, as if the acquisition had occurred at the beginning of 1995. The pro forma amounts give effect to certain adjustments, including the amortization of intangibles, foreign currency translation, increased interest expense and income tax effects. This pro forma summary does not necessarily reflect the results of operations as they would have been if the businesses had constituted a single entity during such periods and is not necessarily indicative of results which may be obtained in the future.

                                                 Years Ended December 31,
                                                 ------------------------
                                                     1996        1995
                                                     ----        ----
                                                 (In thousands of dollars
                                               except for per share amounts)

Net sales ....................................... $3,847,665 $3,585,964
Operating earnings .............................. $  368,203 $  336,336
Net earnings .................................... $  216,680 $  191,528
Earnings per common and common equivalent share . $     4.05 $     3.59


NOTE 3--RESTRUCTURING CHARGES

The Company announced in July 1994 its intention to integrate its Allied Safety (safety products) and Bossert Industrial Supply (production consumable products) units. In conjunction with the integration of these business units, the Company also began the process of consolidating its financial, information services, and human resource functions. In the fourth quarter of 1994, the Company recorded a $67,097,000 pretax charge ($48,398,000 or 94 cents per share on an after-tax basis) to recognize the expected costs associated with the above efforts. Total restructuring charges were (in thousands of dollars except per share amounts):

                                                               1994
                                                               ----
Inventory writedowns--charged to cost of merchandise sold... $16,308
                                                             -------
Operating expenses:
  Revaluation of goodwill and other intangibles ............  24,249
  Non-inventory asset write-downs ..........................   9,350
  Severance and related benefits ...........................  10,917
  Lease payments and other facility expenses ...............   7,862
  Other ....................................................     704
                                                             -------
Charged to operating expenses ..............................  53,082
                                                             -------
Total ...................................................... $69,390
                                                             -------

Total, net of tax .......................................... $49,779
                                                             -------

Effect on earnings per common and common equivalent share .. $  0.97
                                                             =======


For 1996 and 1995, amounts charged against expense accruals included in the 1994 restructuring charges were not material.



                                      (25)

NOTE 4--CASH FLOWS

The Company considers investments in highly liquid debt instruments, purchased with an original maturity of ninety days or less, to be cash equivalents. For cash equivalents the carrying amount approximates fair value due to the short maturity of these instruments.

Cash paid during the year for:

                                           1996        1995         1994
                                           ----        ----         ----
                                             (In thousands of dollars)
Interest (net of amounts capitalized)...  $    974   $  4,167    $  1,836
                                         =========    =======     =======

Income taxes............................  $131,726   $127,041    $127,039
                                         =========    =======     =======

NOTE 5--CASH

Checks outstanding of $35,366,000, $40,027,000, and $37,088,000, are included in
Trade accounts payable at December 31, 1996, 1995, and 1994, respectively. These amounts are immaterial to the consolidated financial statements.

NOTE 6--CONCENTRATION OF CREDIT RISK

The Company places temporary cash investments with institutions of high credit quality and, by policy, limits the amount of credit exposure to any one institution.

The Company has a broad customer base representing many diverse industries doing business in all regions of the United States as well as other areas of North America. Consequently, in management's opinion, no significant concentration of credit risk exists for the Company.

NOTE 7--INVENTORIES

Inventories primarily consist of merchandise purchased for resale.

Inventories would have been $209,305,000,  $194,854,000, and $184,364,000 higher than reported at December 31, 1996, 1995, and 1994, respectively, if the first-in, first-out (FIFO) method of inventory accounting had been used for all Company inventories. Inventories under FIFO approximate replacement cost.

NOTE 8--OTHER ASSETS

Included in other assets are intangibles such as customer lists and goodwill. Customer lists are amortized on a straight-line basis over periods of five to sixteen years. Goodwill represents the cost in excess of net assets of acquired companies and is amortized on a straight-line basis over periods of five to forty years. Other assets increased in 1996 primarily due to the business acquisition described in Note 2.




                                      (26)

NOTE 9--SHORT-TERM DEBT

The following summarizes information concerning short-term debt:

                                                   1996        1995      1994
                                                   ----        ----      ----
Bank Debt                                           (In thousands of dollars)
---------
Outstanding at December 31....................... $135,275    $ 3,186   $ 3,739
Maximum month-end balance during the year........ $135,275    $64,853   $27,170
Average amount outstanding during the year....... $ 13,796    $22,576   $ 9,973
Weighted average interest rates during the year..      3.8%       6.2%      4.6%
Weighted average interest rates at December 31...      3.2%       6.2%      8.0%

Commercial Paper
----------------
Outstanding at December 31.......................       --    $20,391   $ 7,395
Maximum month-end balance during the year........       --    $79,734   $49,985
Average amount outstanding during the year.......   $1,436    $43,357   $23,143
Weighted average interest rates during the year..      5.7%       6.0%      4.4%
Weighted average interest rates at December 31...        --       5.8%      6.3%

On December 2, 1996, in connection  with the business  acquisition  described in
Note 2, the acquired Canadian subsidiary issued six month banker's acceptances with a face value of $134,947,000, denominated in Canadian dollars. The banker's acceptances were issued at a discount, with an effective interest rate of 3.13% which yielded proceeds of $132,874,000. In addition, this subsidiary has established a working capital line of credit of $36,483,000. At December 31, 1996, borrowings under the working capital line of credit were $2,518,000. The Company has guaranteed these borrowings.

The Company also had available lines of credit of $150,000,000 at December 31, 1996, $54,500,000 at December 31, 1995, and $54,000,000 at December 31, 1994.
The total available at December 31, 1996 was in place to support commercial paper, and carried commitment fees of 0.07%.

NOTE 10--EMPLOYEE BENEFITS

RETIREMENT PLANS. A majority of the Company's employees are covered by a noncontributory profit sharing plan. This plan provides for annual employer contributions based upon a formula primarily related to earnings before federal income taxes, limited to 15% of the total compensation paid to all eligible employees. The Company also sponsors additional profit sharing and defined benefit plans which cover most of the other employees. Provisions under all plans were $49,450,000, $47,323,000, and $46,117,000 for the years ended
December 31, 1996, 1995, and 1994, respectively.

POSTRETIREMENT BENEFITS. The Company has a health care benefits plan covering most of its retired employees and their dependents. A majority of the Company's employees become eligible for these benefits when they qualify for retirement while working for the Company.

The amount charged to operating expense for postretirement benefits was $3,578,000, $3,488,000, and $3,153,000 for the years ended December 31, 1996,
1995, and 1994, respectively. Components of the expense were:

                                                     1996       1995      1994
                                                     ----       ----      ----
                                                     (In thousands of dollars)
Service cost......................................  $2,309     $1,973    $1,887
Interest cost.....................................   2,080      2,025     1,695
Actual return on assets...........................  (2,008)    (2,282)      (17)
Amortization of transition asset
 (22 year amortization)...........................    (143)      (143)     (143)
Deferred asset gain (loss)........................   1,397      1,913      (339)
Unrecognized (gain) loss..........................    (139)       (80)       29
Prior service cost................................      82         82        41
                                                    ------     ------    ------
                                                    $3,578     $3,488    $3,153
                                                    ======     ======    ======




                                      (27)

Participation in the plan is voluntary at retirement and requires participants to make contributions, as determined by the Company, toward the cost of the plan. The accounting for the health and benefits plan anticipates future cost-sharing changes to retiree contributions that will maintain the current cost-sharing ratio between the Company and the retirees. A Group Benefit Trust has been established as the vehicle to process benefit payments. The assets of the trust are invested in a Standard & Poor's 500 index fund. The assumed weighted average long-term rate of return is 6.7%, which is net of a 36.5% tax rate.

The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986, as amended, and was $379,000, $2,409,000, and $737,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

A reconciliation of funded status as of December 31, 1996, 1995, and 1994 is as follows:

                                                       1996     1995      1994
                                                       ----     ----      ----
                                                     (In thousands of dollars)
Accumulated Postretirement Benefit Obligation (APBO):
  Retirees and their dependents.................    $(3,739) $ (3,852)  $(3,715)
  Fully eligible active plan participants.......     (1,825)   (1,767)   (1,331)
  Other active plan participants................    (26,345)  (27,863)  (17,299)
                                                    --------  --------  --------

Total APBO......................................    (31,909)  (33,482)  (22,345)
Plan assets at fair value.......................     12,307    10,288     6,199
                                                    --------  --------  --------

Funded status...................................    (19,602)  (23,194)  (16,146)
Unrecognized transition asset...................     (2,570)   (2,713)   (2,856)
Unrecognized net (gain) loss ...................     (4,388)    2,464    (3,443)
Unrecognized prior service cost.................      1,595     1,677     1,758
                                                    --------  --------  --------
Accrued postretirement benefits costs...........   $(24,965) $(21,766) $(20,687)
                                                    ========  ========  ========


To determine the APBO as of December 31, 1996 and 1995, the assumed weighted average discount rate used was 7.5%. To determine the APBO as of December 31, 1994, the assumed weighted average discount rate was 8.5%. The assumed health care cost trend rate for 1997 through 1998 was 10.0%. Beginning in 1999, the assumed health care cost trend rate declines on a straight-line basis until 2008, when the ultimate trend rate of 5.6% will be achieved.

If the assumed health care cost trend rate was increased by one percentage point for each year, the APBO as of December 31, 1996 would increase by $7,184,000. The aggregate of the service cost and interest cost components of the 1996 net periodic postretirement benefits expense would increase by $1,137,000.

NOTE 11--LONG-TERM DEBT

Long-term debt consisted of the following at December 31:

                                                       1996     1995     1994
                                                       ----     ----     ----
                                                     (In thousands of dollars)
Industrial development revenue bonds................$ 27,650  $ 26,150  $ 26,150
Other...............................................   3,255     5,804     1,322
                                                    --------  --------  --------
                                                      30,905    31,954    27,472
Less current maturities.............................  24,753    23,241    26,449
                                                    --------  --------  --------
                                                      $6,152   $ 8,713   $ 1,023
                                                    ========  ========  ========

The industrial development revenue bonds include various issues that bear interest at a variable rate up to 15%, or variable rates up to 78.20% of the prime rate, and come due in various amounts from 2001 through 2021. Interest rates on some of the issues are subject to change at certain dates in the future. The bondholders may require the Company to redeem certain bonds concurrent with a change in interest rates and certain other bonds annually. In addition, $13,545,000 of these bonds had an unsecured liquidity facility available at December 31, 1996 for which the Company compensated a bank through a commitment fee of 0.07%. There were no borrowings related to this facility at December 31, 1996. The Company classified $22,755,000, $21,255,000, and
$26,150,000, of bonds currently subject to redemption options in current maturities of long-term debt at December 31, 1996, 1995, and 1994, respectively.



                                      (28)

The aggregate amounts of long-term debt maturing in each of the five years subsequent to December 31, 1996 are as follows:

                                         Amounts         Amounts
                                      Payable Under     Subject to
                                         Terms of       Redemption
                                        Agreements        Options
                                        ----------        -------
                                        (In thousands of dollars)
1997............................         $1,998             $22,755
1998............................          1,080                  --
1999............................             76                  --
2000............................             83               4,895
2001............................             18                  --

NOTE 12--LEASES

The  Company  leases  various  land,  buildings,   and  equipment.  The  Company
capitalizes all significant leases which qualify as capital leases.

At December 31, 1996, the approximate future minimum aggregate payments for all leases were as follows:

                                                Operating Leases
                                            --------------------------
                                              Real    Personal           Capital
                                            Property  Property   Total    Leases
                                            --------  --------   -----    ------
                                                  (In thousands of dollars)
1997......................................   $15,863    $3,346   $19,209    $75
1998......................................    12,280     1,391    13,671     75
1999......................................    10,276        32    10,308     75
2000......................................     4,609        15     4,624     75
2001......................................     2,980        10     2,990     15
Thereafter................................     5,616        --     5,616     --
                                            --------  --------   -------  ------

Total minimum payments required...........    51,624     4,794    56,418    315
Less amounts representing sublease income.     2,080        --     2,080
                                            --------  --------   -------
                                             $49,544    $4,794   $54,338
                                            ========  ========   =======

Less imputed interest.....................                                   54
                                                                          ------
Present value of minimum
  lease payments (included
  in long-term debt)......................                                  $261
                                                                          ======

Total rent expense, including both items under lease and items rented on a month-to-month basis, was $18,434,000, $20,084,000, and $20,935,000 for 1996,
1995, and 1994, respectively.

NOTE 13--STOCK INCENTIVE PLAN

The Company's Long-Term Stock Incentive Plan ("The Plan") allows the Company to grant a variety of incentive awards to key employees of the Company. A maximum of 4,028,414 shares of common stock are authorized for issuance under the Plan, in connection with awards of non-qualified stock options, stock appreciation rights, restricted stock, phantom stock rights, and other stock-based awards.



                                      (29)

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

There were 235,000 shares of restricted stock issued in 1996 with a fair market value of $76 per share. The shares are scheduled to vest in November 2006, although accelerated vesting is provided in certain instances. There were no shares of restricted stock issued in 1995 or 1994. Restricted stock released totaled 1,000, 1,050, and 4,615 shares in 1996, 1995 and 1994, respectively. There were 650 shares canceled in 1994. Compensation expense related to restricted stock awards is based upon market price at date of grant and is charged to earnings on a straight-line basis over the period of restriction. Total compensation expense for stock-based compensation was $282,000, $42,000 and $96,000 in 1996, 1995, and 1994, respectively.

There was no activity relating to stock appreciation rights in 1996, 1995, or 1994, and at December 31, 1996, there were no stock appreciation rights outstanding.

Transactions involving stock options are summarized as follows:

                                                         Weighted
                                                          Average
                                                         Price Per
                                           Option Shares   Share    Exercisable
                                           -------------   -----    -----------
Outstanding at January 1, 1994.......        1,415,270     $38.40     1,019,600
                                                                      =========
  Granted............................          202,360     $61.50
  Exercised..........................         (90,196)     $30.05
  Canceled or expired................         (13,230)     $46.94
                                             ---------
Outstanding at December 31, 1994.....        1,514,204     $41.91     1,124,164
  Granted............................          221,620     $61.91     =========
  Exercised..........................        (207,402)     $29.44
  Canceled or expired................         (14,480)     $60.68
                                             ---------
Outstanding at December 31, 1995.....        1,513,942     $46.36       916,762
                                                                      =========
  Granted............................          288,730     $67.62
  Exercised..........................        (241,181)     $33.99
  Canceled or expired................         (29,930)     $62.12
                                             ---------
Outstanding at December 31, 1996.....        1,531,561     $52.01       855,091
                                             =========                =========

All options were issued at market price on the date of grant. Options were issued with initial vesting periods ranging from six months to five years.

Information about stock options outstanding at December 31, 1996 is as follows:

                         Options Outstanding
-----------------------------------------------------------------------

                                              Weighted Average
                                      --------------------------------
Range of Exercise        Number       Remaining Contractual    Exercise
      Prices           Outstanding        Life (Years)           Price
-----------------      -----------    ---------------------    --------
    $24.00-$32.31        236,071              1.78               $29.39
    $36.69-$47.38        301,900              3.84               $39.04
    $51.50-$62.13        708,520              6.95               $58.79
    $67.50-$77.50        285,070              9.32               $67.62




                                      (30)

                           Options Exercisable
       ---------------------------------------------------------------

       Range of Exercise            Number            Weighted Average
             Prices               Exercisable          Exercise Price
       -----------------          -----------         ----------------
           $24.00-$32.31            236,071                $29.39
           $36.69-$47.38            301,900                $39.04
           $51.50-$58.75            317,120                $55.20


Shares available for future awards were 2,471,719, 2,965,519, and 3,172,659 at December 31, 1996, 1995, and 1994, respectively.

In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to account for stock compensation under Accounting Principles Board Opinion (APBO) No. 25. Pro forma net earnings and earnings per share, as calculated under SFAS No. 123, are as follows:

                                              1996                1995
                                              ----                ----
                                              (In thousands of dollars
                                            except for per share amounts)
Net earnings....................             $206,696            $186,010
Earnings per share..............             $   4.00            $   3.63

The weighted average fair value of the stock options granted during 1996 and 1995 were $21.75 and $20.33, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model based on the date of the grant and the following weighted average assumptions:

                                              1996                 1995
                                              ----                 ----
Risk-free interest rate.........                6.55%               6.82%
Expected life...................            6.5 years           6.5 years
Expected volatility.............               21.75%              21.75%
Expected dividend yield.........                1.46%               1.46%

NOTE 14--ISSUANCE OF PREFERRED SHARE PURCHASE RIGHTS

The Company adopted a Shareholder Rights Plan, under which there is outstanding one preferred share purchase right (Right) for each outstanding share of the Company's common stock. Each Right, under certain circumstances, may be exercised to purchase one two-hundredth of a share of Series A Junior
Participating Preferred Stock (intended to be the economic equivalent of one share of the Company's common stock) at a price of $125, subject to adjustment. The Rights become exercisable only after a person or a group, other than a person or group exempt under the plan, acquires or announces a tender offer for 20% or more of the Company's common stock. If a person or group, other than a person or group exempt under the plan, acquires 20% or more of the Company's common stock or if the Company is acquired in a merger or other business combination transaction, each Right generally entitles the holder, other than such person or group, to purchase, at the then-current exercise price, stock and/or other securities or assets of the Company or the acquiring company having a market value of twice the exercise price.

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

NOTE 15--INCOME TAXES

The asset and liability approach of SFAS No. 109, "Accounting for Income Taxes," requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial bases and the tax bases of assets and liabilities.




                                      (31)

Income tax expense consisted of the following:

                                               1996         1995         1994
                                               ----         ----         ----
                                                   (In thousands of dollars)
Current provision:
  Federal.....................................$114,725     $106,690    $108,053
  State and foreign...........................  25,567       24,309      24,622
                                               -------      -------     -------
    Total current............................. 140,292      130,999     132,675
Deferred tax expense (benefits)...............      70      (5,515)    (31,794)
                                               -------      -------     -------
Total provision...............................$140,362     $125,484    $100,881
                                               =======      =======     =======



The deferred tax expense (benefits) represent the net effect of the changes in the amounts of temporary differences.

The income tax effects of temporary differences that gave rise to the net deferred tax asset as of December 31, 1996, 1995, and 1994 were:

                                                 1996        1995       1994
                                                 ----        ----       ----
                                                  (In thousands of dollars)
Current deferred tax assets (liabilities):
  Inventory valuations.........................  $25,059   $ 26,896    $ 25,001
  Administrative and general expenses
    deducted on a paid basis for tax purposes..   26,759     25,004      25,117
  Employment related benefits expense..........    1,778      1,566       1,017
  Restructuring costs..........................    7,428     13,957      17,288
  Other........................................     (187)      (184)        (61)
                                                 -------     -------     -------
    Total net current deferred tax asset.......   60,837     67,239      68,362
                                                 -------     -------     -------

Noncurrent deferred tax assets (liabilities):
  Purchased tax benefits.......................  (29,693)   (32,781)    (35,432)
  Differences related to property,
    buildings, and equipment...................     (400)    (1,013)     (2,424)
  Intangible amortization......................   14,681     13,208      11,479
  Employment related benefits expense..........   12,709     11,441      10,625
  Other........................................      496        606         575
   Total net noncurrent deferred tax liability.   (2,207)    (8,539)    (15,177)
                                                 -------    -------    --------
Net deferred tax asset.........................  $58,630    $58,700     $53,185
                                                 =======    =======    ========


The purchased tax benefits represent lease agreements acquired in prior years under the provisions of the Economic Recovery Act of 1981.

A reconciliation of income tax expense with U.S. federal income taxes at the statutory rate follows:

                                                  1996      1995        1994
                                                  ----      ----        ----
                                                   (In thousands of dollars)
Federal income taxes at the statutory rate..... $122,111   $109,252    $80,064
State income taxes, net of federal income tax
  benefits and foreign taxes...................   17,006     15,141     11,145
Effect of nondeductible restructuring costs....       --         --      8,189
Other--net.....................................    1,245      1,091      1,483
                                                   -----      -----      -----


  Income tax expense........................... $140,362   $125,484   $100,881
                                                 =======    =======    =======


  Effective tax rate...........................    40.2%      40.2%      44.1%
                                                 =======    =======    =======




                                      (32)

NOTE 16-- FOREIGN OPERATIONS

The Company's revenue and operating earnings from foreign operations were less than 10% of consolidated results for the years ending December 31, 1996, 1995 and 1994.

Primarily as a result of the business acquisition described in Note 2, identifiable assets in foreign countries were $332,388,000 at December 31, 1996. Identifiable assets in foreign countries were less than 10% of consolidated assets for the years ended December 31, 1995 and 1994.

NOTE 17--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of selected quarterly information for 1996 and 1995 is as follows:

                                            1996 Quarter Ended
                            ----------------------------------------------------
                          (In thousands of dollars except for per share amounts)
                            March 31 June 30 September 30 December 31   Total
                            -------- ------- ------------ -----------   -----
Net sales.................. $842,647 $888,624  $ 901,858   $904,078   $3,537,207
Gross profit................ 300,498  309,607    319,534    337,575    1,267,214
Net earnings............... $ 50,124 $ 49,547  $  52,272   $ 56,583   $  208,526
Net earnings per common and
 common equivalent share... $   0.98 $   0.96  $   1.02    $  $1.08   $     4.04
                            ========  =======  ========    ========   ==========


                                             1995 Quarter Ended
                            ----------------------------------------------------
                          (In thousands of dollars except for per share amounts)
                            March 31 June 30 September 30 December 31   Total
                            -------- ------- ------------ -----------   -----
Net sales.................. $806,827 $813,518  $849,963    $806,602   $3,276,910
Gross profit...............  291,705  286,421   301,012     302,220    1,181,358
Net earnings............... $ 46,869 $ 39,484  $ 49,135    $ 51,177   $  186,665
Net earnings per common and
  common equivalent share..    $0.92    $0.77  $   0.96    $   0.99   $     3.64
                            ========  =======  ========    ========   ==========




                                      (33)

                      W.W. GRAINGER, INC. AND SUBSIDIARIES

                  SCHEDULE II--ALLOWANCE FOR DOUBTFUL ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                       Balance at  Charged to                          Balance
                       beginning   costs and                           at end
Description            of period   expenses   Deductions(a) Other(b)  of period
---------------------  ---------   ---------- ------------- --------  ---------
                                   (In thousands of dollars)
Allowance for doubtful
 accounts
1996..............      $14,229     $9,131     $8,824        $766      $15,302

1995..............       15,333      7,780      8,884          --       14,229

1994..............       13,573     10,331      8,571          --       15,333





(a)  Accounts charged off as uncollectible, less recoveries.
(b)  Business acquired.





                                      (34)

                W.W. GRAINGER, INC. AND SUBSIDIARIES EXHIBIT 11

         COMPUTATIONS OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE


                                              1996          1995         1994
                                              ----          ----         ----
Average number of common
  shares outstanding during the year ....   51,183,237   50,818,162   50,732,625

    Common equivalents (a)

      Shares issuable under outstanding
        options .........................    1,532,878    1,297,551    1,380,529

      Shares which could have been
        purchased based on the average
        market value for the period......    1,096,632      883,851      891,933
                                           -----------  -----------  -----------

                                               436,246      413,700      488,596

    Dilutive effect of exercised options
      prior to being exercised ..........       16,721        9,355        5,255
                                           -----------  -----------  -----------
    Shares for the portion of the period
      that the options were outstanding .      452,967      423,055      493,851
                                           -----------  -----------  -----------

Average number of common and common
  equivalent shares outstanding during
  the year ..............................   51,636,204   51,241,217   51,226,476
                                           ===========  ===========  ===========

Net earnings ............................ $208,526,000 $186,665,000 $127,874,000
                                           ===========  ===========  ===========

Net earnings per common and common
  equivalent share ...................... $       4.04 $       3.64 $       2.50
                                           ===========  ===========  ===========



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


Chicago, Illinois
March 24, 1997






                                      (36)