Form 10-Q
period 1997-03-31
GRAINGER W W INC
filed 1997-05-13
CIK 277135

15 Pages Complete


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [x] Quarterly Report Pursuant to Section 13
                     or 15(d) of the Securities Exchange Act
                     of 1934 For the period ended March 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 49,700,463 shares of the Company's Common Stock were outstanding as of May 13, 1997.

Part I - FINANCIAL INFORMATION


                      W.W. Grainger, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS
             (In thousands of dollars except for per share amounts)
                                   (Unaudited)


                                              Three Months Ended March 31,
                                       -----------------------------------------
                                             1997                  1996
                                       -----------------     ------------------

Net sales                                      $985,556               $842,647

Cost of merchandise sold                        632,276                542,149
                                       -----------------     ------------------

  Gross profit                                  353,280                300,498

Warehousing, marketing, and
  administrative expenses                       261,305                216,471
                                       -----------------     ------------------

  Operating earnings                             91,975                 84,027

Other income or (deductions)
  Interest income                                 1,390                    257
  Interest expense                              (1,148)                  (271)
  Unclassified-net                                (437)                  (194)
                                       -----------------     ------------------
                                                  (195)                  (208)
                                       -----------------     ------------------

Earnings before income taxes                     91,780                 83,819

Income Taxes                                     37,171                 33,695
                                       -----------------     ------------------

  Net earnings                                  $54,609                $50,124
                                       =================     ==================

Net earnings per common and common
  equivalent share                                $1.03                  $0.98
                                       =================     ==================

Average number of common and common
  equivalent shares outstanding              52,938,414             51,380,696
                                       =================     ==================

Cash dividends paid per share                     $0.25                  $0.23
                                       =================     ==================




The accompanying notes are an integral part of these financial statements.

                      W.W. Grainger, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)

                                                       March 31,     Dec. 31,
ASSETS                                                   1997          1996
---------------------------------------------------   -----------   -----------
CURRENT ASSETS
  Cash and cash equivalents ........................  $   101,664   $   126,935
  Accounts receivable, less allowance for doubtful
   accounts of $16,203 in 1997 and $15,302 in 1996 .      465,837       433,575
  Inventories ......................................      627,712       686,925
  Prepaid expenses .................................       17,729        11,971
  Deferred income tax benefits .....................       61,317        60,837
                                                      -----------   -----------
    Total current assets ...........................    1,274,259     1,320,243

PROPERTY, BUILDINGS, AND EQUIPMENT .................    1,002,639       985,712
  Less accumulated depreciation and amortization ...      450,553       434,728
                                                      -----------   -----------

  Property, buildings, and equipment-net ...........      552,086       550,984

OTHER ASSETS .......................................      238,915       247,794
                                                      -----------   -----------

TOTAL ASSETS .......................................  $ 2,065,260   $ 2,119,021
                                                      ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------
CURRENT LIABILITIES
  Short-term debt ..................................  $   133,277   $   135,275
  Current maturities of long-term debt .............       24,778        24,753
  Trade accounts payable ...........................      253,911       240,779
  Accrued liabilities ..............................      143,748       187,457
  Income Taxes .....................................       64,122        27,804
                                                      -----------   -----------
    Total current liabilities ......................      619,836       616,068

LONG-TERM DEBT (less current maturities) ...........        5,639         6,152

DEFERRED INCOME TAXES ..............................          105         2,207

ACCRUED EMPLOYMENT RELATED BENEFITS COSTS ..........       32,996        31,932

SHAREHOLDERS' EQUITY
  Cumulative Preferred Stock - $5 par value -
      authorized, 6,000,000 shares, issued and
      outstanding, none ............................           --            --
  Common Stock - $0.50 par value - authorized,
      150,000,000 shares; issued, 53,386,358
      shares, 1997, and 53,338,026 shares, 1996  ...       26,693        26,669
  Additional contributed capital ...................      263,254       262,318
  Treasury stock, at cost -1,610,600 shares,
      1997, and 409,600 shares, 1996  ..............     (127,839)      (32,090)
  Unearned restricted stock compensation ...........      (17,932)      (17,597)
  Cumulative translation adjustments ...............       (4,532)       (2,262)
  Retained earnings ................................    1,267,040     1,225,624
                                                      -----------   -----------

  Total shareholders' equity .......................    1,406,684     1,462,662
                                                      -----------   -----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......  $ 2,065,260   $ 2,119,021
                                                      ===========   ===========




The accompanying notes are an integral part of these financial statements.

                      W.W. Grainger, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)

                                                  Three Months Ended March 31,
                                                  -----------------------------
                                                             1997        1996
                                                          ---------   ---------
Cash flows from operating activities:
  Net earnings ......................................     $  54,609   $  50,124
  Provision for losses on accounts receivable .......         2,993       3,035
  Depreciation and amortization:
    Property, buildings, and equipment ..............        16,757      16,223
    Intangibles and goodwill ........................         4,103       3,568
  Change in operating assets and liabilities:
    (Increase) in accounts receivable ...............       (35,255)    (22,088)
    Decrease in inventories .........................        59,213      43,671
    (Increase) in prepaid expenses ..................        (5,758)     (7,648)
    (Increase) in deferred income taxes .............        (2,582)     (1,312)
    Increase in trade accounts payable ..............        13,132       1,123
    (Decrease) in other current liabilities .........       (43,709)    (44,385)
    Increase in current income taxes payable ........        36,318      30,873
    Increase in accrued employement related
      benefits costs ................................         1,064         979
  Other - net .......................................           611         634
                                                          ---------   ---------

Net cash provided by operating activities ...........       101,496      74,797
                                                          ---------   ---------

Cash flows from investing activities:
  Additions to property, buildings, and
    equipment - net of dispositions .................       (17,821)    (11,279)
  Other - net .......................................         2,325          (7)
                                                          ---------   ---------

Net cash (used in) investing activities .............       (15,496)    (11,286)
                                                          ---------   ---------

Cash flows from financing activities:
  Net (decrease) in short-term debt .................        (1,998)    (20,579)
  Long-term debt payments ...........................          (488)       (485)
  Stock incentive plan ..............................           157       1,409
  Purchase of treasury stock ........................       (95,749)         --
  Cash dividends paid ...............................       (13,193)    (11,719)
                                                          ---------   ---------

Net cash (used in) financing activities .............      (111,271)    (31,374)
                                                          ---------   ---------

Net (decrease) increase in cash and cash equivalents        (25,271)     32,137

Cash and cash equivalents at beginning of year ......       126,935      11,460
                                                          ---------   ---------

Cash and cash equivalents at end of period ..........     $ 101,664   $  43,597
                                                          =========   =========


The accompanying notes are an integral part of these financial statements.

                      W.W. Grainger, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.  BASIS OF STATEMENT PRESENTATION

The financial statements and the related notes are condensed and should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Checks outstanding of $34,621,000 and $35,366,000 were included in trade accounts payable at March 31, 1997 and December 31, 1996, respectively.


2.  DIVIDEND

On April 30, 1997, the Board of Directors declared a quarterly dividend of 27 cents per share, payable June 1, 1997 to shareholders of record on May 12, 1997.

3.  SHARE REPURCHASE

On April 30, 1997, the Company's Board of Directors restored an existing share repurchase authorization to its original level of five million shares. Through that date, over three million shares had been repurchased under the original 1992 authorization. The authorization continues to be adjustable to reflect stock splits and stock dividends. Repurchases are expected to be made from time to time in open market and privately negotiated transactions. The repurchased shares will be retained in the Company's treasury and be available for general corporate purposes (see the Liquidity and Capital Resources section).

                      W.W. Grainger, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4.  EARNINGS PER SHARE (SFAS No. 128)

The Financial Accounting Standards Board's SFAS No. 128, "Earnings per Share" is effective for 1997 year end financial statements.

SFAS No. 128 replaces Accounting Principles Board (APB) Opinion No. 15, "Earnings per Share", for calculating earnings per share (EPS). SFAS No. 128 eliminates the presentation of primary and fully diluted EPS and requires the dual presentation of earnings per share and earnings per share - assuming dilution. The calculation of basic EPS excludes any contingently returnable and any potential common shares (options, warrants, convertible securities, and contingent stock agreements). The calculation of diluted EPS includes common shares outstanding and the dilutive effect of potential common shares.

The effect on the Company's EPS of adopting SFAS No. 128 is estimated to be immaterial.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1996:

Net Sales

Net sales of $985,556,000 in the 1997 first quarter increased 17.0% from net sales of $842,647,000 for the comparable 1996 period. There were 63 sales days in the 1997 first quarter compared with 64 sales days in the same 1996 period. The year 1997 will have one less sales day than did the year 1996 (255 versus
256).

The sales increase of 17.0% for the 1997 first quarter, as compared with the 1996 first quarter, was principally volume related. Excluding the incremental sales of Acklands - Grainger, Inc. (AGI), the Canadian industrial distribution business acquired on December 2, 1996, sales increased 6.9%. This increase primarily represented the effects of the Company's market initiatives, which included new product additions, the continuing expansion of branch facilities, the addition of Zone Distribution Centers (ZDCs), and the National Accounts, Integrated Supply, and Direct Marketing programs.

Sales of seasonal products for the Company, excluding AGI, declined approximately 4.0% in the 1997 first quarter as compared with the same 1996 period. Many regions of the country experienced milder weather during the quarter versus the comparable 1996 period.

The Company's Grainger branch-based business experienced selling price increases of about 1.2% when comparing the first quarters of 1997 and 1996. Daily sales to National Account customers within the branch-based business increased an estimated 20%, on a comparable basis, over the 1996 first quarter.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Net Earnings

Net earnings of $54,609,000 in the 1997 first quarter increased 8.9% when compared to net earnings of $50,124,000 for the comparable 1996 period. The net earnings increase was lower than the net sales increase due to operating expenses increasing at a faster rate than net sales, partially offset by higher gross profit margins.

The Company's gross profit margin increased by 0.19 percentage point when comparing the first quarters of 1997 and 1996. The overall increase was reduced by the incremental effect of Acklands - Grainger, Inc. (AGI) which has lower average gross profit margins as compared with the average of all other business units. Excluding AGI, the Company's gross profit margin increased 0.62 percentage point when comparing the first quarters of 1997 and 1996. Of note are the following favorable factors affecting the Company's gross profit margin, excluding AGI:

1.   Selling price increases exceeded the level of cost increases.

2. The change in product mix was favorable as Lab Safety Supply sales (generally higher than average gross profit margins) increased as a percent of total sales and seasonal product sales (generally lower than average gross profit margins) declined.

Partially offsetting the above factors was an unfavorable change in selling price category mix, which primarily resulted from the growth in sales to the Company's larger volume customers.

Operating expenses (warehousing, marketing, and administrative) for the Company increased 20.7% for the 1997 first quarter as compared with the same 1996 period. This rate of increase was greater than the rate of increase in net sales. This was caused by a lower than expected increase in net sales, the incremental operating expenses of AGI, and by the following expenses which increased at a faster rate than the growth rate in net sales:

1.    Payroll costs;

2.    Advertising expenses;

3. Expenses related to marketing initiatives and business process improvement programs; and

4.    Freight-out expenses.

Partially offsetting the above factors was a decline in employee benefits costs, primarily related to lower health care costs and lower profit sharing expenses.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


The Company's effective income tax rate for the first quarter of 1997 was 40.5% versus 40.2% for the comparable 1996 period. The increase in the effective income tax rate is attributable to proportionally more business in Canada (AGI) which has higher tax rates.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES



For the three months ended March 31, 1997, working capital decreased by $49,752,000. The ratio of current assets to current liabilities was 2.1 at March 31, 1997 and 2.1 at December 31, 1996. The Consolidated Statements of Cash Flows, included in this report, detail the sources and uses of cash and cash equivalents.

The Company continues to maintain a low debt ratio and strong liquidity position, which provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, the Company has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit and otherwise. Total debt as a percent of Shareholders' Equity was 11.6 % at March 31, 1997 and 11.4% at December 31, 1996. For the first three months of 1997, $11,395,000 was expended for land, buildings, and facilities improvements, and $4,876,000 for data processing, office, and other equipment, for a total of $16,271,000.

In 1997,  the  Company  repurchased  1,201,000  common  shares  during the first quarter. From April 1, 1997 through May 13, 1997, the Company acquired an additional 2,120,000 common shares. At May 13, 1997, approximately 2,900,000 shares of common stock remained available for repurchase under the current share repurchase authorization (see Note 3 of the Notes to Consolidated Financial Statements).

                      W.W. Grainger, Inc. and Subsidiaries
                           PART II - OTHER INFORMATION

Items 1, 2, 3, and 5 not applicable.

Item 4     Submission of Matters to a Vote of Security Holders.

            An annual meeting of shareholders of the Company was held on April 30, 1997. At that meeting:

            a) Management's nominees listed in the proxy statement pertaining to the meeting were elected directors for the ensuing year. Of the 45,905,022 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which authority to vote in the election was withheld, were as follows with respect to each of the nominees:

                                                            Shares as to Which
                                           Shares Voted for   Voting Authority
                    Name                        Election           Withheld
                  ---------------------    ----------------   -----------------
                  G. R. Baker                   45,657,934          247,088
                  R. E. Elberson                45,685,844          219,178
                  J. D. Fluno                   45,706,395          198,627
                  W. H. Gantz                   45,675,266          229,756
                  D. W. Grainger                45,689,714          215,308
                  R. L. Keyser                  45,701,148          203,874
                  J. W. McCarter, Jr.           45,678,420          226,602
                  J. D. Slavik                  45,695,906          209,116
                  H. B. Smith                   45,691,092          213,930
                  F. L. Turner                  45,673,966          231,056
                  J. S. Webb                    45,677,115          227,907

            b) A proposal to ratify the appointment of Grant Thornton, LLP as independent auditors of the Company for the year ended December 31, 1997 was approved. Of the 45,905,022 shares present in person or represented by proxy at the meeting, 45,734,648 shares were voted for the proposal, 73,357 shares were voted against the proposal, and 97,017 shares abstained from voting with respect to the proposal.

            c) A proposal to approve the Director Stock Plan was approved. Of the 45,905,022 shares present in person or represented by proxy at the meeting, 43,677,405 shares were voted for the proposal, 1,845,148 shares were voted against the proposal, and 382,469 shares abstained from voting with respect to the proposal.

            d) A proposal to approve the Office of the Chairman Incentive Plan was approved. Of the 45,905,022 shares present in person or represented by proxy at the meeting, 44,474,152 shares were voted for the proposal, 1,035,788 shares were voted against the proposal, and 395,082 shares abstained from the voting with respect to the proposal.

                      W.W. Grainger, Inc. and Subsidiaries
                           PART II - OTHER INFORMATION

Item 4     Submission of Matters to a Vote of Security Holders. (continued)

            e) A proposal to approve the 1990 Long Term Incentive Plan, as amended, was approved. Of the 45,905,022 shares present in person or represented by proxy at the meeting,44,043,932 shares were voted for the proposal, 1,469,108 shares were voted against the proposal, and 391,982 shares abstained from the voting with respect to the proposal.


                                                                EXHIBIT INDEX
                                                            --------------------
Item 6  Exhibits (numbered in accordance with Item
        601 of regulation S-K) and Reports on Form 8-K.
        a)    Exhibits

                (10)  Material Contracts

                      Compensatory Plans or Arrangements

                        (a) W.W. Grainger, Inc. Director Stock Plan, incorporated by reference to Appendix A of the Company's Proxy Statement dated March 26, 1997.
                        (b) W.W. Grainger, Inc. Office of the Chairman Incentive Plan, incorporated by reference to Appendix B of the Company's Proxy Statement dated March 26, 1997.
                        (c) W.W. Grainger, Inc. 1990 Long-Term Stock Incentive Plan, as amended, incorporated by reference to Appendix C of the Company's Proxy Statement dated March 26, 1997.

                  (11)   Computation of Earnings per Common and
                         Common Equivalent Share                           14

                  (27)    Financial Data Schedule                          15

           b)    Reports on Form 8-K - None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                              W.W. Grainger, Inc.
                             ---------------------------------------------------
                                                 (Registrant)



Date: May 13, 1997      By:                     /s/ J.D. Fluno
----------------------       ---------------------------------------------------
                                           J.D. Fluno, Vice Chairman



Date: May 13, 1997      By:                      /s/ P.O. Loux
----------------------       ---------------------------------------------------
                             P.O. Loux, Senior Vice President, Finance and Chief
                                              Financial Officer



Date: May 13, 1997      By:                    /s/ R.D. Pappano
----------------------       ---------------------------------------------------
                             R.D. Pappano, Vice President, Financial Reporting
                                         and Investor Relations