Form 10-Q
period 1997-06-30
GRAINGER W W INC
filed 1997-08-12
CIK 277135

18 Pages Complete


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended June 30, 1997

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 49,724,924 shares of the Company's Common Stock were outstanding as of July 31, 1997.



                                      (1)

Part I - FINANCIAL INFORMATION


                      W.W. Grainger, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS
             (In thousands of dollars except for per share amounts)
                                   (Unaudited)


                                    Three Months               Six Months
                                   Ended June 30,            Ended June 30,
                              ----------------------- --------------------------
                                  1997        1996         1997         1996
                              ----------- ----------- ------------ ------------

Net sales ................... $ 1,051,206 $   888,624 $  2,036,762 $  1,731,271

Cost of merchandise sold ....     680,177     579,017    1,312,453    1,121,166
                              ----------- ----------- ------------ ------------

  Gross profit ..............     371,029     309,607      724,309      610,105

Warehousing, marketing, and
  administrative expenses ...     273,044     227,180      534,349      443,651
                              ----------- ----------- ------------ ------------

  Operating earnings ........      97,985      82,427      189,960      166,454

Other income or (deductions)
  Interest income ...........         512         743        1,902        1,000
  Interest expense ..........      (1,428)       (303)      (2,576)        (574)
  Unclassified-net ..........        (332)        (12)        (769)        (206)
                              ----------- ----------- ------------ ------------
                                   (1,248)        428       (1,443)         220
                              ----------- ----------- ------------ ------------

Earnings before income taxes       96,737      82,855      188,517      166,674

Income taxes ................      39,178      33,308       76,349       67,003
                              ----------- ----------- ------------ ------------

Net earnings ................ $    57,559 $    49,547 $    112,168 $     99,671
                              =========== =========== ============ ============

Net earnings per common and
  common equivalent share ... $      1.13 $      0.96 $       2.16 $       1.94
                              =========== =========== ============ ============

Average number of common
  and common equivalent
  shares outstanding ........  51,143,669  51,418,428   52,041,041   51,399,562
                              =========== =========== ============ ============

Cash dividends paid per share $       0.27 $      0.25 $       0.52 $       0.48
                              ============ =========== ============ ============



The accompanying notes are an integral part of these financial statements.

                                      (2)

                      W.W. Grainger, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)
                                                             June 30,   Dec. 31,
ASSETS                                                         1997       1996
------------------------------------------------          ----------- ---------
 CURRENT ASSETS
  Cash and cash equivalents ..............................$   31,692 $  126,935
  Accounts receivable, less allowance for doubtful
   accounts of $17,003 in 1997 and $15,302 in 1996 .......   497,820    433,575
  Inventories ............................................   587,422    686,925
  Prepaid expenses .......................................    17,820     11,971
  Deferred income tax benefits ...........................    61,185     60,837
                                                          ---------- ----------

    Total current assets ................................. 1,195,939  1,320,243

PROPERTY, BUILDINGS, AND EQUIPMENT ....................... 1,026,525    985,712
  Less accumulated depreciation and amortization .........   465,015    434,728
                                                          ---------- ----------

  Property, buildings, and equipment-net .................   561,510    550,984

OTHER ASSETS .............................................   236,292    247,794
                                                          ---------- ----------

TOTAL ASSETS .............................................$1,993,741 $2,119,021
                                                          ========== ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term debt ........................................$  209,128 $  135,275
  Current maturities of long-term debt ...................    24,804     24,753
  Trade accounts payable .................................   243,116    240,779
  Accrued liabilities ....................................   164,119    187,457
  Income taxes ...........................................    27,362     27,804
                                                          ---------- ----------

    Total current liabilities ............................   668,529    616,068

LONG-TERM DEBT (less current maturities) .................     5,119      6,152

DEFERRED INCOME TAXES ....................................     3,254      2,207

ACCRUED EMPLOYMENT RELATED BENEFITS COSTS ................    34,375     31,932

SHAREHOLDERS' EQUITY
  Cumulative Preferred Stock - $5 par value - authorized,
   6,000,000 shares, issued and outstanding, none ........      --         --
  Common  Stock - $0.50  par value -  authorized,
   150,000,000  shares;  issued, 53,432,924 shares, 1997,
   and 53,338,026 shares, 1996  ..........................    26,716     26,669
  Additional contributed capital .........................   264,224    262,318
  Treasury stock, at cost - 3,740,186 shares, 1997, and
    409,600 shares, 1996  ................................  (297,824)   (32,090)
  Unearned restricted stock compensation .................   (17,464)   (17,597)
  Cumulative translation adjustments .....................    (3,819)    (2,262)
  Retained earnings ...................................... 1,310,631  1,225,624
                                                          ---------- ----------

  Total shareholders' equity ............................. 1,282,464  1,462,662
                                                          ---------- ----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............$1,993,741 $2,119,021
                                                          ========== ==========

The accompanying notes are an integral part of these financial statements.


                                      (3)

                      W.W. Grainger, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)
                                                       Six Months Ended June 30,
                                                       -------------------------
                                                            1997         1996
                                                          ---------   ---------
Cash flows from operating activities:
  Net earnings ........................................   $ 112,168   $  99,671
  Provision for losses on accounts receivable .........       6,033       5,734
  Depreciation and amortization:
    Property, buildings, and equipment ................      32,608      31,650
    Intangibles and goodwill ..........................       8,259       6,521
  Change in operating assets and liabilities:
    (Increase) in accounts receivable .................     (70,278)    (68,325)
    Decrease in inventories ...........................      99,503      56,792
    (Increase) in prepaid expenses ....................      (5,849)     (5,973)
    Decrease (increase) in deferred income taxes ......         699      (1,379)
    Increase in trade accounts payable ................       2,337      54,478
    (Decrease) in other current liabilities ...........     (23,338)    (34,128)
    (Decrease) increase in current income taxes payable        (442)        754
    Increase in accrued employment related
      benefits costs ..................................       2,443       1,890
  Other - net .........................................       1,273       2,240
                                                          ---------   ---------

Net cash provided by operating activities .............     165,416     149,925
                                                          ---------   ---------

Cash flows from investing activities:
  Additions to property, buildings, and
    equipment - net of dispositions ...................     (42,907)    (23,819)
  Other - net .........................................       1,117        (587)
                                                          ---------   ---------

Net cash (used in) investing activities ...............     (41,790)    (24,406)
                                                          ---------   ---------

Cash flows from financing activities:
  Net increase (decrease) in short-term debt ..........      73,853     (20,312)
  Proceeds from long-term debt ........................        --         1,500
  Long-term debt payments .............................        (982)     (1,541)
  Stock incentive plan ................................       1,169       2,235
  Purchase/issuance of treasury stock - net ...........    (265,748)       --
  Cash dividends paid .................................     (27,161)    (24,462)
                                                          ---------   ---------

Net cash (used in) financing activities ...............    (218,869)    (42,580)
                                                          ---------   ---------

Net (decrease) increase in cash and cash equivalents ..     (95,243)     82,939

Cash and cash equivalents at beginning of year ........     126,935      11,460
                                                          ---------   ---------

Cash and cash equivalents at end of period ............   $  31,692   $  94,399
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

Checks outstanding of $33,357,000 and $35,366,000 were included in trade accounts payable at June 30, 1997 and December 31, 1996, respectively.


2.  DIVIDEND

On July 30, 1997, the Board of Directors declared a quarterly dividend of 27 cents per share, payable September 1, 1997 to shareholders of record on August 11, 1997.

3.  SHARE REPURCHASE AUTHORIZATION

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




                                      (5)

                      W.W. Grainger, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.  EARNINGS PER SHARE (SFAS No. 128)

The Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," is effective for 1997 year end financial statements, and replaces Accounting Principles Board Opinion No. 15, "Earnings per Share," for calculating earnings per share . SFAS No. 128 eliminates the presentation of primary and fully diluted earnings per share and requires the dual presentation of earnings per share and earnings per share - assuming dilution. The calculation of earnings per share excludes any contingently returnable and any potential common shares (options, warrants, convertible securities, and contingent stock agreements). The calculation of earnings per share - assuming dilution includes common shares outstanding and the dilutive effect of potential common shares.

The effect on the Company's earnings per share of adopting SFAS No. 128 is not expected to be material.

5.    REPORTING COMPREHENSIVE INCOME (SFAS No. 130)

SFAS No. 130, "Reporting Comprehensive Income," is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt SFAS No. 130 in 1998.

SFAS No. 130 requires disclosure of the components of and total comprehensive income in the period in which they are recognized in the financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise arising from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during the reporting period except those resulting from investments by owners and distributions to owners.

Adoption of SFAS No. 130 will require additional disclosures in the Company's financial statements.

6. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS No. 131)

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt SFAS No. 131 in 1998.

SFAS No. 131 requires disclosure of certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires disclosure of certain information about products and services, the geographic areas in which the enterprise operates, and major customers.

The Company has not yet determined the effect that adoption of SFAS No. 131 will have on its financial reporting requirements.




                                      (6)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1996:

Net Sales

Net sales of $1,051,206,000 in the 1997 second quarter increased 18.3% from net sales of $888,624,000 for the comparable 1996 period. There were 64 sales days both in the 1997 and 1996 second quarters. The year 1997 will have one less sales day than did the year 1996 (255 versus 256).

The sales increase of 18.3% for the 1997 second quarter, as compared with the 1996 second quarter, was principally volume related. Excluding the incremental sales of Acklands - Grainger, Inc. (AGI), the Canadian industrial distribution business acquired on December 2, 1996, sales increased 7.6%. This 7.6% increase primarily represented the effects of the Company's marketing initiatives, which included new product additions, the expansion of branch facilities, and the National Accounts, Integrated Supply, and Direct Marketing programs.

Sales in the 1997 second quarter were negatively affected by the cooler weather experienced by much of the United States versus the comparable 1996 period. Sales of seasonal products for the Company, excluding AGI, declined approximately 9% in the 1997 second quarter as compared with the same 1996 period. Sales of non-seasonal products for the Company, excluding AGI, increased approximately 11% in the 1997 second quarter as compared with the same 1996 period.

The Company's Grainger branch-based business experienced selling price increases of about 0.9% when comparing the second quarters of 1997 and 1996. Daily sales to National Account customers within the branch-based business increased an estimated 17%, on a comparable basis, over the 1996 second quarter.


                                      (7)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Net Earnings

Net earnings of $57,559,000 in the 1997 second quarter increased 16.2% when compared to net earnings of $49,547,000 for the comparable 1996 period. The net earnings increase was lower than the net sales increase primarily due to operating expenses increasing at a faster rate than net sales, higher interest expense, and lower interest income, partially offset by higher gross profit margins.

The Company's gross profit margin increased by 0.46 percentage point when comparing the second quarters of 1997 and 1996. The overall increase was reduced by the incremental effect of Acklands - Grainger Inc. (AGI) which has lower average gross profit margins as compared with the average of all other business units. Excluding AGI, the Company's gross profit margin increased 0.82 percentage point when comparing the second quarters of 1997 and 1996. Of note are the following favorable factors affecting the Company's gross profit margin, excluding AGI:

1.    Selling price increases exceeded product cost increases.

2. The change in product mix was favorable as seasonal product sales (generally lower than average gross profit margins) declined and Lab Safety Supply sales (generally higher than average gross profit margins) increased as a percent of total sales.

Operating expenses (warehousing, marketing, and administrative) for the Company increased 20.2% for the 1997 second quarter as compared with the same 1996 period. This rate of increase was greater than the rate of increase in net sales. Factors contributing to this rate of increase were the following:

1. Payroll and other operating expenses, excluding AGI, were higher as a result of the following initiatives:

          a) Continued expansion of the Company's integrated supply business;
          b) Continued development of the Company's marketing presence on the Internet;
          c) Continued refocus and realignment of the Direct Sales force;
          d) Expansion of the Company's telesales capability;
          e) Continued   enhancement  of  the  Company's  information  systems,
             including Year 2000 compliance; and
          f) Continuation of business process improvement efforts.

2. The operating expenses of AGI were incremental and contributed to the increase.



                                      (8)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


Interest income decreased $231,000 for the second quarter as compared with the same period in 1996. This decrease resulted from lower average daily invested balances. The Company liquidated its marketable securities and used the proceeds to partially fund the purchase of 2,039,886 shares of its common stock from Acklands Limited. The decrease in interest income was partially offset by higher average interest rates earned.

Interest expense increased $1,125,000 for the second quarter of 1997 as compared with the same period in 1996. This increase resulted from higher average borrowings, partially offset by lower average interest rates paid on all outstanding debt and higher capitalized interest. Much of the increase in interest expense was related to approximately $135,000,000 in short-term debt added to finance the acquisition of AGI in December 1996, and to the short-term debt added to partially fund the repurchase of 2,039,886 shares of the Company's common stock from Acklands Limited in May 1997.

The Company's effective income tax rate for the second quarter of 1997 was 40.5% versus 40.2% for the comparable 1996 period. The increase in the effective income tax rate is attributable to proportionally higher income generated in Canada (AGI) which is taxed at a higher rate than domestic income.



                                      (9)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1996:

Net Sales:

Net sales of $2,036,762,000 in the first six months of 1997 increased 17.6% from net sales of $1,731,271,000 for the comparable 1996 period. There were 127 sales days in the 1997 six month period and 128 sales days in the comparable 1996 period. The year 1997 will have one less sales day than did the year 1996 (255 versus 256).

The sales increase of 17.6% for the first six months of 1997 as compared with the same 1996 period was principally volume related. Excluding the incremental sales of Acklands - Grainger Inc. (AGI), sales increased 7.3%. This 7.3% increase can be explained primarily by the same factors discussed for the second quarter of 1997. (See the Second Quarter Net Sales discussion.)

Sales of seasonal products for the Company, excluding AGI, declined approximately 8% in the first six months of 1997 as compared with the same 1996 period. Many regions of the United States experienced milder weather during the first half of 1997 versus the comparable 1996 period. Sales of non-seasonal products for the Company, excluding AGI, increased approximately 10% in the first six months of 1997 as compared with the same 1996 period.

The Company's Grainger branch-based business experienced selling price increases of about 1.1% when comparing the first six months of 1997 and 1996. Daily sales to National Account customers increased approximately 19%, on a comparable basis, over the same 1996 period.


                                      (10)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Net Earnings

Net earnings of $112,168,000 in the first six months of 1997 increased 12.5% when compared to net earnings of $99,671,000 for the comparable 1996 period. The net earnings increase was lower than the sales increase primarily due to operating expenses increasing at a faster rate than net sales and higher interest expense, partially offset by higher gross profit margins and higher interest income.

Operating expenses for the Company increased 20.4% for the first six months of 1997 as compared with the same 1996 period. This rate of increase was higher than the rate of increase in net sales and was primarily related to the same factors discussed for the second quarter of 1997. (See the Second Quarter Net Earnings discussion.)

The Company's gross profit margin increased by 0.32 percentage point when comparing the first six months of 1997 and 1996. Excluding Acklands - Grainger Inc. (AGI), the Company's gross profit margin increased 0.72 percentage point when comparing the first six months of 1997 and 1996. This increase can be explained primarily by the same factors discussed for the second quarter of 1997. (See the Second Quarter Net Earnings discussion.)

Interest income increased $902,000 for the first six months of 1997 as compared with the same period in 1996. This increase resulted from higher average daily invested balances and higher average interest rates earned. During 1997, interest income was affected by the purchase of approximately 3,300,000 shares of the Company's common stock, which was partially funded by the liquidation of marketable securities.

Interest expense increased $2,002,000 for the first six months of 1997 as compared with the same period in 1996. This increase was primarily related to the same factors discussed for the second quarter of 1997. (See the Second Quarter Net Earnings discussion.)

The Company's effective income tax rate for the first six months of 1997 was 40.5% versus 40.2% for the comparable 1996 period. The increase in the effective income tax rate is attributable to the same factor discussed for the second quarter 1997. (See the Second Quarter Net Earnings discussion.)

SUBSEQUENT EVENTS

UPS Work Stoppage

The work stoppage affecting United Parcel Service (UPS), which began on August 4, 1997, is continuing as of August 11, 1997. The impact of this work stoppage on the Company will depend on various factors, the principal one being its duration.

                                      (11)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES



For the six months ended June 30, 1997, working capital decreased by $176,765,000. The ratio of current assets to current liabilities was 1.8 at June 30, 1997 and 2.1 at December 31, 1996. The Consolidated Statements of Cash Flows, included in this report, detail the sources and uses of cash and cash equivalents.

The Company continues to maintain a low debt ratio and strong liquidity position, which provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, the Company has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit and otherwise. Total debt as a percent of Shareholders' Equity was 18.6% at June 30, 1997 and 11.4% at December 31, 1996. For the first six months of 1997, $29,429,000 was expended for land, buildings, and facilities improvements, including the construction of a new office facility in Lake Forest, Illinois, and $14,422,000 for data processing, office, and other equipment, for a total of $43,851,000.

For the first six months of 1997, the Company repurchased approximately 3.3 million shares of its common stock. The Company used internally generated funds and short-term debt to fund 1997 share repurchases. As of June 30, 1997, approximately 2.9 million shares of common stock remain available under the repurchase authorization. (See Note 3 of the Notes to Consolidated Financial Statements.)



                                      (12)

                      W.W. Grainger, Inc. and Subsidiaries
                           PART II - OTHER INFORMATION



Items 1, 2, 3, and 4 not applicable.



Item 5 On August 8, 1997, the Company announced that effective September 1, 1997, (i) Richard L. Keyser, currently President and Chief Executive Officer, will serve as Chairman of the Board and Chief Executive Officer, (ii) David W. Grainger, currently Chairman of the Board, will serve as Senior Chairman of the Board, and (iii) certain other organizational changes will take place. Copies of related news releases issued by the Company are filed as exhibits to this report.



Item 6 Exhibits (numbered in accordance with Item 601 of regulation S-K) and Reports on Form 8-K.

                                                                EXHIBIT INDEX
                                                                -------------
        a)    Exhibits
               (11)   Computation of Earnings per Common and
                      Common Equivalent Share                              15

               (27)   Financial Data Schedule                              16

               (99)   Copies of news releases issued by the Company       17-18
                      on August 8, 1997


        b)    Reports on Form 8-K - None.




                            (13)

                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                W.W. Grainger, Inc.
                               -------------------------------------------------
                                                   (Registrant)



Date: August 11, 1997     By:                      /s/ J.D. Fluno
-----------------------        -------------------------------------------------
                                            J.D. Fluno, Vice Chairman



Date: August 11, 1997     By:                      /s/ P.O. Loux
-----------------------        -------------------------------------------------
                                 P.O. Loux, Senior Vice President, Finance and
                                             Chief Financial Officer



Date: August 11, 1997     By:                     /s/ R.D. Pappano
-----------------------        -------------------------------------------------
                                     R.D. Pappano, Vice President, Financial
                                         Reporting and Investor Relations


                            (14)