Form 10-Q
period 1997-09-30
GRAINGER W W INC
filed 1997-11-12
CIK 277135

16   Pages Complete


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   [x] Quarterly Report Pursuant to Section 13
                     or 15(d) of the Securities Exchange Act
                                     of 1934
                     For the period ended September 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 49,649,927 shares of the Company's Common Stock were outstanding as of October 31, 1997.




                                      (1)

Part I - FINANCIAL INFORMATION


                      W.W. Grainger, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS
             (In thousands of dollars except for per share amounts)
                                   (Unaudited)


                                   Three Months Ended        Nine Months Ended
                                     September 30,             September 30,
                                 ----------------------  ----------------------
                                    1997       1996         1997         1996
                                 ----------  ----------  ----------  ----------

Net sales ...................... $1,066,927  $  901,858  $3,103,689  $2,633,129

Cost of merchandise sold .......    693,775     582,324   2,006,228   1,703,490
                                 ----------  ----------  ----------  ----------

  Gross profit .................    373,152     319,534   1,097,461     929,639

Warehousing, marketing, and
  administrative expenses ......    277,338     233,737     811,687     677,388
                                 ----------  ----------  ----------  ----------

  Operating earnings ...........     95,814      85,797     285,774     252,251

Other income or (deductions)
  Interest income ..............        314       1,780       2,216       2,780
  Interest expense .............     (1,436)        (88)     (4,012)       (662)
  Unclassified-net .............        233         (78)       (536)       (284)
                                 ----------  ----------  ----------  ----------
                                       (889)      1,614      (2,332)      1,834
                                 ----------  ----------  ----------  ----------

Earnings before income taxes ...     94,925      87,411     283,442     254,085

Income taxes ...................     38,445      35,139     114,794     102,142
                                 ----------  ----------  ----------  ----------

Net earnings ................... $   56,480  $   52,272  $  168,648  $  151,943
                                 ==========  ==========  ==========  ==========

Net earnings per common and
  common equivalent share ...... $     1.12  $     1.02  $     3.28  $     2.96
                                 ==========  ==========  ==========  ==========

Average number of common
  and common equivalent
  shares outstanding ........... 50,334,582  51,454,355  51,472,222  51,417,826
                                 ==========  ==========  ==========  ==========

Cash dividends paid per share .. $     0.27  $     0.25  $     0.79  $     0.73
                                 ==========  ==========  ==========  ==========


The accompanying notes are an integral part of these financial statements.



                                      (2)

                      W.W. Grainger, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)

                                                          Sept. 30,    Dec. 31,
ASSETS                                                      1997         1996
-------------------------------------------------------- ----------  ----------
CURRENT ASSETS
  Cash and cash equivalents ............................ $   57,502  $  126,935
  Accounts receivable, less allowance for doubtful
    accounts of $17,869 in 1997 and $15,302 in 1996 ....    493,560     433,575
  Inventories ..........................................    576,481     686,925
  Prepaid expenses .....................................     15,331      11,971
  Deferred income tax benefits .........................     59,943      60,837
                                                         ----------  ----------

    Total current assets ...............................  1,202,817   1,320,243

PROPERTY, BUILDINGS, AND EQUIPMENT .....................  1,053,855     985,712
  Less accumulated depreciation and amortization .......    479,566     434,728
                                                         ----------  ----------

  Property, buildings, and equipment-net ...............    574,289     550,984

OTHER ASSETS ...........................................    231,496     247,794
                                                         ----------  ----------

TOTAL ASSETS ........................................... $2,008,602  $2,119,021
                                                         ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------
CURRENT LIABILITIES
  Short-term debt ...................................... $  132,941  $  135,275
  Current maturities of long-term debt .................     24,324      24,753
  Trade accounts payable ...............................    269,069     240,779
  Accrued expenses .....................................    186,575     187,457
  Income taxes .........................................     29,526      27,804
                                                         ----------  ----------

    Total current liabilities ..........................    642,435     616,068

LONG-TERM DEBT (less current maturities) ...............      5,096       6,152

DEFERRED INCOME TAXES ..................................      3,669       2,207

ACCRUED EMPLOYMENT RELATED BENEFITS COSTS ..............     35,288      31,932

SHAREHOLDERS' EQUITY
 Cumulative Preferred Stock - $5 par value - authorized,
  6,000,000 shares, issued and outstanding, none .......       --          --
 Common Stock - $0.50 par value - authorized,
  150,000,000 shares; issued, 53,476,419 shares, 1997,
  and 53,338,026 shares, 1996. .........................     26,738      26,669
 Additional contributed capital ........................    264,972     262,318
 Treasury stock, at cost - 3,790,186 shares, 1997, and
  409,600 shares, 1996  ................................   (302,455)    (32,090)
 Unearned restricted stock compensation ................    (16,996)    (17,597)
 Cumulative translation adjustments ....................     (3,830)     (2,262)
 Retained earnings .....................................  1,353,685   1,225,624
                                                         ----------  ----------

    Total shareholders' equity .........................  1,322,114   1,462,662
                                                         ----------  ----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........... $2,008,602  $2,119,021
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



                                      (3)

                      W.W. Grainger, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                       ----------------------
                                                          1997        1996
                                                       ---------   ----------
Cash flows from operating activities:
  Net earnings .....................................  $  168,648   $  151,943
  Provision for losses on accounts receivable ......       9,290        7,986
  Depreciation and amortization:
    Property, buildings, and equipment .............      48,078       45,870
    Intangibles and goodwill .......................      12,339        9,427
  Change in operating assets and liabilities:
    (Increase) in accounts receivable ..............     (69,275)     (57,401)
    Decrease in inventories ........................     110,444       36,766
    (Increase) in prepaid expenses .................      (3,360)        (655)
    Decrease (increase) in deferred income taxes ...       2,356         (594)
    Increase in trade accounts payable .............      28,290       28,968
    (Decrease) in other accrued expenses ...........        (882)     (16,905)
    Increase in current income taxes payable .......       1,722        1,137
    Increase in accrued employment related
      benefits costs ...............................       3,356        2,880
  Other - net ......................................       1,277        2,304
                                                      ----------   ----------

Net cash provided by operating activities ..........     312,283      211,726
                                                      ----------   ----------

Cash flows from investing activities:
  Additions to property, buildings, and
    equipment - net of dispositions ................     (70,871)     (34,325)
  Other - net ......................................       2,006       (1,235)
                                                      ----------   ----------

Net cash (used in) investing activities ............     (68,865)     (35,560)
                                                      ----------   ----------

Cash flows from financing activities:
  Net (decrease) in short-term debt ................      (2,334)     (20,512)
  Proceeds from long-term debt .....................        --          1,500
  Long-term debt payments ..........................      (1,485)      (2,058)
  Stock options exercised ..........................       1,934        2,215
  (Purchase)/issuance of treasury stock - net ......    (270,379)        --
  Cash dividends paid ..............................     (40,587)     (37,218)
                                                      ----------   ----------

Net cash (used in) financing activities ............    (312,851)     (56,073)
                                                      ----------   ----------

Net (decrease) increase in cash and cash equivalents     (69,433)     120,093

Cash and cash equivalents at beginning of year .....     126,935       11,460
                                                      ----------   ----------

Cash and cash equivalents at end of period .........  $   57,502   $  131,553
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

Checks outstanding of $32,831,709 and $35,366,000 were included in trade accounts payable at September 30, 1997 and December 31, 1996, respectively.


2.  DIVIDEND

On October 29, 1997, the Board of Directors declared a quarterly dividend of 27 cents per share, payable December 1, 1997 to shareholders of record on November 11, 1997.

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



                                      (5)

                      W.W. Grainger, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.  EARNINGS PER SHARE (SFAS No. 128)

The Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," is effective for 1997 year end financial statements, and replaces Accounting Principles Board Opinion No. 15, "Earnings per Share," for calculating earnings per share. SFAS No. 128 eliminates the presentation of primary and fully diluted earnings per share and requires the dual presentation of earnings per share and earnings per share - assuming dilution. The calculation of earnings per share excludes any contingently returnable and any potential common shares (options, warrants, convertible securities, and contingent stock agreements). The calculation of earnings per share - assuming dilution includes common shares outstanding and the dilutive effect of potential common shares.

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


                                      (6)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1996:

Net Sales

Net sales of $1,066,927,000 in the 1997 third quarter increased 18.3% from net sales of $901,858,000 for the comparable 1996 period. There were 64 sales days both in the 1997 and 1996 third quarters. The year 1997 will have one less sales day than did the year 1996 (255 versus 256).

The sales increase of 18.3% for the 1997 third quarter, as compared with the 1996 third quarter, was principally volume related. Excluding the incremental sales of Acklands - Grainger, Inc. (AGI), the Canadian industrial distribution business acquired on December 2, 1996, sales increased 8.5%. This 8.5% increase primarily represented the effects of the Company's marketing initiatives, which included new product additions, the expansion of branch facilities, and the National Accounts, Integrated Supply, and Direct Marketing programs.

Sales in the 1997 third quarter were negatively affected by the United Parcel Service's (UPS) work stoppage which began on August 4, 1997 and lasted more than two weeks. The Company estimates that sales were approximately $14 million lower as a result of the UPS work stoppage. In addition, sales of seasonal products for the Company, excluding AGI, were flat in the 1997 third quarter as compared with the same 1996 period. Sales of non-seasonal products for the Company, excluding AGI, increased approximately 10% in the 1997 third quarter as compared with the same 1996 period.

The Company's Grainger branch-based business experienced selling price increases of about 0.9% when comparing the third quarters of 1997 and 1996. Daily sales to National Account customers within the branch-based business increased an estimated 12%, on a comparable basis, over the 1996 third quarter.


                                      (7)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Net Earnings

Net earnings of $56,480,000 in the 1997 third quarter increased 8.1% when compared to net earnings of $52,272,000 for the comparable 1996 period. The net earnings increase was lower than the net sales increase primarily due to lower gross profit margins, operating expenses increasing at a faster rate than net sales, higher interest expense, lower interest income, and a higher effective income tax rate.

The Company's gross profit margin decreased by 0.46 percentage point when comparing the third quarters of 1997 and 1996. This decrease was partially the result of the incremental effect of Acklands - Grainger Inc. (AGI) which has lower average gross profit margins as compared with the average of all other business units. Excluding AGI, the Company's gross profit margin decreased 0.17 percentage point when comparing the third quarters of 1997 and 1996. Of note were the following factors affecting the gross profit margin for the Company, excluding AGI:

     1. The change in selling price category mix was unfavorable primarily as a result of the growth in sales to the Company's larger volume customers.

     2. Freight-in costs increased, partially as a result of special handling due to the UPS work stoppage.

Partially offsetting the above factors was a favorable change in product mix as sales of seasonal products (generally lower than average profit margins) were flat.

Operating expenses (warehousing, marketing, and administrative) for the Company increased 18.7% for the 1997 third quarter as compared with the same 1996 period. This rate of increase was greater than the rate of increase in net sales. Factors contributing to this rate of increase were the following:

      1. Payroll  and other  operating  expenses  were higher as a result of the
         following   initiatives:

          a)   Continued expansion of the Company's integrated supply business;

          b) Continued development of the Company's full service capabilities on the Internet;

          c)   Continued refocus and realignment of the Direct Sales force;

          d) Increased advertising expenses supporting the Company's marketing initiatives;

          e)   Expansion of the Company's telesales capability;

          f) Continued enhancement of the Company's information systems, including Year 2000 compliance; and

          g)   Continuation of business process improvement efforts.

      2. The operating expenses of AGI, acquired in December 1996, were incremental and contributed to the increase.


                                      (8)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


      Interest income decreased $1,466,000 for the 1997 third quarter as compared with the same period in 1996. This decrease resulted from lower average daily invested balances. During the 1997 third quarter, average daily invested balances were lower primarily due to the purchase of over 3,300,000 shares of the Company's common stock since the beginning of the year, which was partially funded by the liquidation of marketable securities. The decrease in interest income was partially offset by higher average interest rates earned.

Interest expense increased $1,348,000 for the third quarter of 1997 as compared with the same period in 1996. This increase resulted from higher average borrowings and lower capitalized interest, partially offset by lower average interest rates paid on all outstanding debt. Much of the increase in interest expense was related to approximately $135,000,000 in short-term debt added to finance the acquisition of Acklands - Grainger Inc. (AGI) in December 1996, and to the short-term debt added to partially fund the repurchase of shares of the Company's common stock.

The Company's effective income tax rate for the third quarter of 1997 was 40.5% versus 40.2% for the comparable 1996 period. The increase in the effective income tax rate is attributable to proportionally higher income generated in Canada (AGI) which is taxed at a higher rate than domestic income.

Net earnings for the third quarter of 1997 were negatively affected by the UPS work stoppage which occurred in August 1997. The gross profit margin lost on the estimated $14 million in lost sales, along with the incremental operating expenses incurred to serve customers during this period, resulted in an estimated negative effect on net earnings of about $0.06 per share.



                                      (9)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1996:

Net Sales:

Net sales of $3,103,689,000 in the first nine months of 1997 increased 17.9% from net sales of $2,633,129,000 for the comparable 1996 period. There were 191 sales days in the 1997 nine month period and 192 sales days in the comparable 1996 period. The year 1997 will have one less sales day than did the year 1996 (255 versus 256).

The sales increase of 17.9% for the first nine months of 1997 as compared with the same 1996 period was principally volume related. Excluding the incremental sales of Acklands - Grainger Inc. (AGI), sales increased 7.7%. This 7.7% increase can be explained primarily by the same factors discussed for the third quarter of 1997. (See the Third Quarter Net Sales discussion.)

Sales of seasonal products for the Company, excluding AGI, declined approximately 4% in the first nine months of 1997 as compared with the same 1996 period. Many regions of the United States experienced milder weather during the first nine months of 1997 versus the comparable 1996 period. Sales of non-seasonal products for the Company, excluding AGI, increased approximately 10% in the first nine months of 1997 as compared with the same 1996 period.

The Company's Grainger branch-based business experienced selling price increases of about 1.0% when comparing the first nine months of 1997 and 1996. Daily sales to National Account customers increased approximately 16%, on a comparable basis, over the same 1996 period.



                                      (10)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Net Earnings

Net earnings of $168,648,000 in the first nine months of 1997 increased 11.0% when compared to net earnings of $151,943,000 for the comparable 1996 period. The net earnings increase was lower than the sales increase primarily due to operating expenses increasing at a faster rate than net sales, higher interest expense, lower interest income, and higher effective tax rates, partially offset by higher gross profit margins.

The Company's gross profit margin increased by 0.05 percentage point when comparing the first nine months of 1997 and 1996. Excluding Acklands - Grainger Inc. (AGI), the Company's gross profit margin increased 0.41 percentage point when comparing the first nine months of 1997 and 1996. Of note were the following factors affecting the gross profit margin for the Company, excluding
AGI:

1. The change in product mix was favorable as sales of seasonal products (generally lower than average gross profit margins) declined, and Lab Safety Supply sales (generally higher than average gross profit margins) increased as a percent of total sales.

2.   Selling price increases exceeded the level of cost increases.

Partially offsetting the above factors was an unfavorable change in selling price category mix, which primarily resulted from the growth in sales to the Company's larger volume customers.

Operating expenses for the Company increased 19.8% for the first nine months of 1997 as compared with the same 1996 period. This rate of increase was higher than the rate of increase in net sales and was primarily related to the same factors discussed for the third quarter of 1997. (See the Third Quarter Net Earnings discussion.)

Interest income decreased $564,000 for the first nine months of 1997 as compared with the same period in 1996. This decrease resulted from lower average daily invested balances, partially offset by higher average interest rates earned. During 1997, interest income was affected by the purchase of over 3,300,000 share of the Company's common stock, which was partially funded by the liquidation of marketable securities.

Interest expense increased $3,350,000 for the first nine months of 1997 as compared with the same period in 1996. This increase resulted from higher average borrowings (see the Third Quarter Net Earnings discussion), partially offset by lower average interest rates paid on all outstanding debt and higher capitalized interest.




                                      (11)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


The Company's effective income tax rate for the first nine months of 1997 was 40.5% versus 40.2% for the comparable 1996 period. The increase in the effective income tax rate is attributable to the same factor discussed for the third quarter 1997. (See the Third Quarter Net Earnings discussion.)

Net earnings for the first nine months of 1997 were also negatively affected by the UPS work stoppage as discussed for the third quarter of 1997. (See the Third Quarter Net Earnings discussion.)

OTHER DEVELOPMENTS

Year 2000

The Company uses various software and technology which is affected by the Year 2000 issue. The Year 2000 issue is the inability of certain computer hardware and software to correctly process year information after December 31, 1999.

The Company has put in place a project team dedicated to implementing a Year 2000 solution. In addition to internal systems, this team is addressing Year 2000 operational issues with suppliers, customers, and others with whom the Company does business.

The Company is actively working to achieve the objective of properly functioning internal systems beyond the year 1999. This includes modifying certain existing systems as well as evaluating replacement of hardware and software for other systems, sooner than would otherwise be the case. Although total cost estimates have yet to be determined, the Company has incurred costs this year and expects to incur costs over the next two years to address the Year 2000 issue.

Management believes that failure to address the Year 2000 issue on a timely basis could have a materially adverse effect on the Company and is committed to devoting the appropriate resources to ensure a Year 2000 solution.

                         LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1997, working capital decreased by $143,793,000. The ratio of current assets to current liabilities was 1.9 at September 30, 1997 and 2.1 at December 31, 1996. The Consolidated Statements of Cash Flows, included in this report, detail the sources and uses of cash and cash equivalents.


                                      (12)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES


The Company continues to maintain a low debt ratio and strong liquidity position, which provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, the Company has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit and otherwise. Total debt as a percent of Shareholders' Equity was 12.3% at September 30, 1997 and 11.4% at December 31, 1996. For the first nine months of 1997, $49,739,000 as expended for land, buildings, and facilities improvements, including the ongoing construction of a new office facility in Lake Forest, Illinois, and $20,561,000 for data processing, office, and other equipment, for a total of $70,300,000.

For the first nine months of 1997, the Company repurchased approximately 3.3 million shares of its common stock. The Company used internally generated funds and short-term debt to fund 1997 share repurchases. As of September 30, 1997, approximately 2.9 million shares of common stock remain available under the repurchase authorization. (See Note 3 of the Notes to Consolidated Financial Statements.)



                      W.W. Grainger, Inc. and Subsidiaries
                           PART II - OTHER INFORMATION





Items 1, 2, 3, 4, and 5 not applicable.



Item 6 Exhibits (numbered in accordance with Item 601 of regulation S-K) and Reports on Form 8-K.

                                                              EXHIBIT INDEX
                                                          ----------------------
       a)    Exhibits
             (11) Computation of Earnings per Common and
                  Common Equivalent Share                            15
             (27) Financial Data Schedule                            16
       b) Reports on Form 8-K - None.



                                      (13)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             W.W. Grainger, Inc.
                                 -----------------------------------------
                                               (Registrant)




Date: November 11, 1997     By:                /s/ J.D. Fluno
-------------------------        -----------------------------------------
                                        J.D. Fluno, Vice Chairman



Date: November 11, 1997     By:                /s/ P.O. Loux
-------------------------        -----------------------------------------
                                 P.O. Loux, Senior Vice President, Finance
                                       and Chief Financial Officer



Date: November 11, 1997     By:               /s/ R.D. Pappano
-------------------------        -----------------------------------------
                                  R.D. Pappano, Vice President, Financial
                                      Reporting and Investor Relations



                                      (14)