Form 10-K405
period 1997-12-31
GRAINGER W W INC
filed 1998-03-24
CIK 277135

60 PAGES COMPLETE
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT


                                   (Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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

Common Stock $0.50 par value, and                New York Stock Exchange
accompanying Preferred Stock                     Chicago Stock Exchange
Purchase Rights


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes ________X      No ________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of the voting stock held by non-affiliates of the registrant was $3,790,415,972 as of the close of trading reported on the Consolidated Transaction Reporting System on March 2, 1998.



                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock $0.50 par value   48,834,587 shares outstanding as of March 2, 1998



                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the annual meeting of shareholders of the registrant to be held on April 29, 1998 are incorporated by reference into Part III hereof.

The Exhibit Index appears on page 14 in the sequential numbering system.



(The Securities and Exchange Commission has not approved or disapproved of this report nor has it passed on the accuracy or adequacy hereof.)

                                    CONTENTS


                                                                            Page

                                     PART I

Item 1:  BUSINESS.........................................................   3-6

           THE COMPANY....................................................     3

           GRAINGER BRANCH-BASED BUSINESS.................................   3-4

           PARTS COMPANY OF AMERICA.......................................     4

           ACKLANDS - GRAINGER INC........................................     5

           GRAINGER, S.A. de C.V..........................................     5

           GRAINGER INTEGRATED SUPPLY OPERATIONS..........................     5

           COMMODITY MANAGEMENT...........................................     5

           GRAINGER CONSULTING SERVICES...................................     5

           INTERNET COMMERCE..............................................     6

           LAB SAFETY SUPPLY, INC.........................................     6

           INDUSTRY SEGMENTS..............................................     6

           COMPETITION....................................................     6

           EMPLOYEES......................................................     6

Item 2:  PROPERTIES.......................................................   6-7

Item 3:  LEGAL PROCEEDINGS................................................     7

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............     7

Executive Officers Of The Company.........................................   7-8

                                     PART II

Item 5:  MARKETS FOR REGISTRANT'S COMMON EQUITY
           AND RELATED SHAREHOLDER MATTERS................................     8

Item 6:  SELECTED FINANCIAL DATA..........................................     9

Item 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND THE RESULTS OF OPERATIONS..................................  9-13

           RESULTS OF OPERATIONS..........................................  9-11

           YEAR 2000...................................................... 11-12

           FINANCIAL CONDITION............................................ 12-13

           INFLATION AND CHANGING PRICES..................................    13

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................    13

Item 9:  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............    13

                                    PART III

Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............    13

Item 11: EXECUTIVE COMPENSATION...........................................    13

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...    13

Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................    13

                                     PART IV

Item 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K..    14

Signatures................................................................    15

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................    16

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................... 17-36

                                     PART I
Item 1: Business

The Company
The registrant, W.W. Grainger, Inc., was incorporated in the State of Illinois in 1928. It is engaged in the distribution of maintenance, repair, and operating
(MRO) supplies and related information to the commercial, industrial, contractor, and institutional markets in North America. W.W. Grainger, Inc., regards itself as being in the service business. As used herein, "Company" means W.W. Grainger, Inc., and/or its subsidiaries as the context may require.

In 1997, the Company refocused its organization into three general groups:

   branch-based distribution - businesses serving traditional customers with immediate MRO needs;

   materials management services - businesses serving customers with more complex needs; and

   emerging channels - businesses serving customers who prefer to purchase through non-traditional channels, such as the Internet and direct marketing.

The branch-based distribution businesses include the Grainger branch-based business, Grainger Global Sourcing, Parts Company of America, Acklands - Grainger Inc., and Grainger, S.A. de C.V.

The materials management services businesses include Grainger Integrated Supply Operations (GISO), Commodity Management, and Grainger Consulting Services.

The emerging market channels  include  Internet  Commerce and Lab Safety Supply,
Inc.

The Company's business support functions provide coordination and guidance in the areas of Accounting, Administrative Services, Aviation, Business Development, Communications, Compensation and Benefits, Employee Development, Finance, Government Regulations, Human Resources, Industrial Relations, Insurance and Risk Management, Internal Audit, International, Legal, Planning, Real Estate and Construction Services, Security and Safety, Taxes, and Treasury services. These services are provided in varying degrees to all of the operating units.

A number of Company-wide strengths provide each business with a significant advantage in serving its market. These include technology and information management, powerful supplier partnerships, supply chain integration skills, and a keen understanding of the customers' MRO environments.

The Company does not engage in basic or substantive product research and development activities. New items are added regularly to its product line on the basis of market information, recommendations of its employees, customers, and suppliers, and other factors.

For a discussion of the Year 2000 issue, see "Item 7: Management's Discussion and Analysis of Financial Condition and the Results of Operations" appearing later in this report.

Branch-Based Distribution
The Company's branch-based businesses provide customers with solutions to their immediate MRO needs throughout North America. Branches are close by and the logistics networks are configured for rapid availability. A broad selection of MRO products is offered with user-friendly catalogs.

Grainger Branch-Based Business
------------------------------
The focus of the Grainger branch-based business (Grainger) is to provide a broad line of MRO products quickly and easily to American businesses of all sizes. Its primary customers are small- and medium-sized companies, sometimes referred to as "direct marketing customers" based on how they are reached. It also addresses large-sized companies' immediate MRO needs. As used in this section, the data within the Grainger branch-based business reflects the operations of the Company excluding Acklands - Grainger Inc., Lab Safety Supply, Inc., and Parts Company of America.

Grainger operates 350 branches in all 50 states, Puerto Rico, and Mexico. They are located within 20 minutes of the majority of U.S. businesses and carry inventory to support their local market. Products are available for immediate pick-up, same-day shipment, or delivery.

An average branch has 16 employees and handles about 275 transactions per day. During 1997, an average of approximately 96,600 sales transactions were completed daily. Each branch tailors its inventory to local product demand. In 1997, Grainger invested more than $19,800,000 in the continuation of its facilities optimization program, which consisted of new branches, relocations, and additions to branches.

Two new branches were opened in 1997, six were relocated and a number of remodeling projects were completed. A new operating process introduced at the New Jersey Zone Distribution Center (ZDC) allows ZDCs to increase the number of branches they can support.

To provide same day pick-up service to areas beyond the normal reach of a branch, Grainger opened its first "will-call center" in April. Located within Denver International Airport, this 1,000 square foot facility receives three daily deliveries from Denver's two branches and serves the MRO needs of area businesses.

Grainger has six ZDCs in operation. The ZDC logistics network strategy provides a break-bulk function for faster branch stock replenishment. In addition, ZDCs handle shipped orders for their zone.

Large computer controlled stocks, which are maintained at two Regional Distribution Centers (RDCs), located in Greenville County, South Carolina, and Kansas City, Missouri, and a National Distribution Center (NDC) in the Chicago area, provide the branches and customers with some protection against variable demand and delayed factory deliveries. The NDC is a centralized storage and shipment facility servicing the entire network with slower moving inventory items.

During the year, Grainger shut down its satellite communications network in favor of a land-based frame relay communications network. Frame relay, which allows all branches to communicate with each other and with Chicago's central systems, is faster and more reliable than the network it replaced. In addition, intranet-based software was integrated with the branches' primary operating systems, adding functionality and increasing branch employee access to information sources.

In late 1997, Grainger made an important change to its marketing and sales approach. Instead of distinct outside sales, telesales, and direct mail organizations with separate goals, Grainger has set goals geographically. It is up to local management to harness the combined power of these three tools to penetrate each market. Grainger employed 1,629 sales representatives at December 31, 1997, to serve customers throughout North America.

Grainger sells principally to contractors, service shops, industrial and commercial maintenance departments, manufacturers, hotels, and health care and educational facilities. Sales transactions during 1997 averaged $142 and were made to more than 1,300,000 customers. Sales to the largest single customer were 1.1% of sales. Grainger estimates that approximately 25% of 1997 sales consisted of items bearing the Company's registered trademarks, including "DAYTON(R)" (principally electric motors and ventilation equipment), "DEMCO(R)" (power transmission belts), "DEM-KOTE(R)" (spray paints), "SPEEDAIRE(R)" (air compressors), and "TEEL(R)" (liquid pumps), as well as other trademarks. The Company has taken steps to protect these trademarks against infringement and believes that they will remain available for future use in its business. Sales of remaining items generally consisted of other well recognized brands.

The Grainger Catalog offers more than 78,000 MRO products from more than 1,000 suppliers, most of whom are manufacturers. Approximately two million copies are printed and distributed. The most current edition was issued in January 1998. The largest supplier in 1997, a diversified manufacturer through 21 of its divisions, accounted for 10.6% of purchases. No significant difficulty has been encountered with respect to sources of supply.

The Grainger Electronic Catalog brings, directly to the customer's place of business, a fast, easy way to select products. Through the Electronic Catalog, the customer can use a variety of ways to describe a needed product, and then review Grainger's offerings, complete with specifications, prices, and pictures. Other Electronic Catalog features include a cross-reference function that allows customers to retrieve product information using their own stock numbers. More than 150,000 copies of the current version of the Electronic Catalog are in use. The Electronic Catalog is also used at the branches as a training tool and a resource for identifying appropriate products for customers' applications.

Grainger is an important resource for both product and procurement process information. Grainger provides technical information on products as well as information on historic usage of products to customers. Grainger also provides feedback to suppliers concerning their products.

Also in 1997, Grainger formed a global sourcing operation to procure high quality products from around the world. These items will be sold, primarily under private label, by Grainger and the Company's other businesses.

Parts Company of America
------------------------
Parts Company of America (PCA) provides access to over 230,000 parts and accessories to Grainger products through its centralized warehouse located in Northbrook, Illinois. Over 140,000 pages of parts diagrams are maintained on-line. PCA handled about 1,800,000 customer calls in 1997 in its call centers in Northbrook, Illinois and Waterloo, Iowa, resulting in over 600,000 orders.

PCA maintained its ISO 9002 certification in 1997. PCA's 100% compliance with its standards ranked it among the top 10% of all ISO-certified companies.

Acklands - Grainger Inc. (AGI)
------------------------------
AGI, acquired in December 1996, is the leading branch-based Canadian broad line MRO distributor. It serves customers through 172 branches and 5 distribution centers across Canada. AGI made a number of changes during 1997. A new 193,000 square foot office and distribution center in Edmonton, Alberta, allowed AGI to consolidate its separate Edmonton warehouses. This facility serves over 90 branches daily. AGI standardized its product offering across Canada and added several new lines of traditionally strong Grainger products. AGI distributes tools, lighting, HVAC, safety supplies, pneumatics, instruments, welding equipment and supplies, motors, shop equipment, as well as many other items. A comprehensive catalog was created to showcase the product line and to help customers select the product. This catalog, with over 260,000 products listed, supports the efforts of 250 sales representatives throughout Canada. This catalog will be sent to customers in the first quarter of 1998. During 1997, an average of 18,000 sales transactions were completed daily.

Grainger, S.A. de C.V.
----------------------
Grainger, S.A. de C.V. serves the traditional MRO product needs of Mexico's industrial interior. From its 40,000 square foot branch outside Monterrey, the business provides rapid delivery of over 39,000 products.

Materials Management Services
Since the formation of Grainger's National Accounts group, the Company's sales to larger businesses has grown dramatically. While some of these larger companies have immediate MRO needs that can be handled by the Company's branch-based businesses, many also require materials management services to handle their more complex purchasing and operating environments. For these customers, Materials Management Services offers a number of solutions.

Grainger Integrated Supply Operations (GISO)
--------------------------------------------
GISO is focused on customers who have chosen to outsource their entire indirect materials management process. By hiring GISO to keep their operations running smoothly, these organizations are better able to focus on their core business objectives and improve their global competitiveness.

GISO offers a full complement of on-site outsourcing solutions, including business process reengineering, inventory management, supply chain management, tool crib management, and information management. GISO provides its clients with access to millions of products through its relationships with world class manufacturers, service providers, and distributors, including Grainger's branch-based business. Products not covered through these partnerships are found through GISO's product sourcing process.

Commodity Management
--------------------
In the fourth quarter of 1997, the Company made the decision to form an organization specifically targeting the needs of larger companies that require materials management services, but do not wish to outsource their procurement process. These customers typically select a primary distributor for each major commodity line. These businesses also tend to have custom handling, service, systems, and reporting requirements.

Many items within each commodity line are purchased repetitively. Once fully operational, this new organization will provide a low-cost logistics solution for these repetitive purchases. Its access to the Grainger branch-based business for its customers' immediate product needs will give it an advantage over traditional commodity line distributors. Plans call for this unit to commence operations in the second half of 1998.

Grainger Consulting Services
----------------------------
Many customers realize that they are not effectively managing their MRO supplies, but are not sure what approach to take. Grainger Consulting Services is the leading professional services firm specializing in MRO materials management consulting.

In 1997, Grainger Consulting Services added stockroom design and construction and product cross-referencing to its service offering. The practice offers consulting services which include process reengineering, inventory database development, and "turn-key" stockroom set up. It has generated the most comprehensive database of real-world MRO procurement statistics.

Emerging Channels
As technology advances and the MRO marketplace evolves, some customers are choosing to buy products through less traditional channels. The Company offers customers the option to purchase through the Internet, as well as through the high-growth business-to-business direct marketing channel.

Internet Commerce
-----------------
Since grainger.com was launched in 1995, the Company has been in the forefront of business-to-business Internet technology, and intends to lead the MRO industry in utilizing this technology for its customers' benefit.

The grainger.com site was one of the first MRO Web sites. In 1996, a separate organization was formed to pursue electronic commerce opportunities. Now, as administrator of grainger.com, Grainger Internet Commerce currently provides customers with access to approximately 200,000 products and state-of-the-art systems for quick reference to detailed product information and on-line ordering of MRO supplies.

Lab Safety Supply, Inc.
-----------------------
Lab Safety Supply is the leading direct marketer of safety products and other industrial supplies to American business. Located in Janesville, Wisconsin, Lab Safety Supply reaches its customers through its award-winning General Catalog, targeted catalogs, and other marketing materials throughout the year.

Customers select Lab Safety Supply for its extensive product depth (over 40,000 products in the 1998 General Catalog), its superior technical knowledge, and its industry-leading service. It is a primary supplier for many small- and medium-sized companies and a critical back-up supplier for many larger companies.

Fueled by the success of the Material Handling Direct(TM) catalog introduced in 1996, Lab Safety Supply launched several new initiatives in 1997. In June, Maintenance Direct(TM) was published, featuring 436 pages of facilities maintenance products.

During 1997 Lab Safety Supply committed a portion of its resources to increasing its presence in the Canadian marketplace. It mailed various targeted catalogs to Canadian customers and prospects.

Industry Segments
The Company has concluded that its business is within a single industry segment. For information as to the Company's consolidated revenue and operating earnings see "Item 7: Management's Discussion and Analysis of Financial Condition and the Results of Operations," and "Item 8: Financial Statements and Supplementary Data." The total assets of the Company for the last five years were: 1997,
$1,997,821,000;    1996,    $2,119,021,000;    1995,    $1,669,243,000;    1994,
$1,534,751,000; and 1993, $1,376,664,000.

Competition
The Company faces competition in all the markets it serves, from manufacturers (including some of the Company's own suppliers) that sell directly to certain segments of the market, from wholesale distributors, catalog houses, and certain retail enterprises.

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

Employees
As of December 31, 1997, the Company had 15,299 employees, of whom 12,603 were full-time and 2,696 were part-time or temporary. The Company has never had a major work stoppage and believes that its employee relations are good.

Item 2: Properties
As of December 31, 1997, the Company's facilities totaled 16,458,000 square feet, an increase of 0.6% over 1996. The Company's Grainger branch-based business and Acklands - Grainger Inc. (AGI) branches account for 8,980,000 square feet of the Company's total square footage. Grainger branches are located in the United States, Mexico, and Puerto Rico. AGI branches are located throughout Canada. The Company considers that its properties are generally in good condition and well maintained, and are suitable and adequate to carry on the Company's business.


The Company's Grainger branches range in size from 2,000 to 109,000 square feet and average 22,000 square feet. Most are located in or near major metropolitan areas, many in industrial parks. A typical owned branch is on one floor, is of masonry construction, consists primarily of warehouse space, contains an air-conditioned office and sales area, and has off-the-street parking for customers and employees.

The significant facilities of the Company are briefly described below:

                                                                       Size in
Location                                 Facility and Use            Square Feet
----------------------------    ---------------------------------    -----------
Chicago Area (1)                General Offices & National
                                 Distribution Center                   1,463,000
Kansas City, MO (1)             Regional Distribution Center           1,435,000
Greenville County, SC (1)       Regional Distribution Center           1,090,000
United States (1)               6 Zone Distribution Centers            1,345,000
United States and Mexico (2)    350 Grainger branch locations          7,703,000
United States (3)               Lab Safety Supply, PCA, and other
                                 facilities                            1,150,000
Canada (4)                      171 AGI Facilities                     2,272,000
                                                                      ----------
                                Total square feet                     16,458,000
                                                                      ==========

The Company is constructing an office facility to house a large portion of the Chicago-area office workforce on owned property. Construction of this Lake Forest, Illinois facility is scheduled to be completed during 1999. It is expected that certain Chicago-area owned or leased office facilities will be vacated when this new facility becomes operational.


--------------------------------------------------------------------------------
(1) These facilities are either owned or leased with leases expiring between 1998 and 2000. The owned facilities are not subject to any mortgages.
(2) Grainger branches consist of 271 owned and 79 leased properties. The owned facilities are not subject to any mortgages. 348 branches are located in the U.S., 1 branch is located in Puerto Rico, and 1 branch is located in Monterrey, Mexico.
(3) Other facilities represent owned and leased general branch offices, distribution centers, and branches. The owned facilities are not subject to any mortgages.
(4) The majority of these facilities were acquired through the acquisition of the industrial distribution business of Acklands Limited on December 2, 1996. The properties consist of general offices, distribution centers, and branches that are either owned or leased. The owned facilities are not subject to any mortgages.

Item 3: Legal Proceedings
There are pending various legal and administrative proceedings involving the Company that are incidental to the business. It is not expected that the outcome of any such proceeding will have a material adverse effect upon the Company's consolidated financial position or its results of operations.

Item 4: Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 1997.

Executive Officers of the Company
Following is information about the Executive Officers of the Company as of March 1, 1998. Executive Officers of the Company generally serve until the next annual election of officers, or until earlier resignation or removal.

                                   Positions and Offices Held and Principal
     Name and Age          Occupations and Employment During the Past Five Years
-----------------------    -----------------------------------------------------

James M. Baisley (65)       Senior Vice  President  (a position  assumed in 1995
                            after serving as Vice President), General Counsel, and Secretary.

Donald E. Bielinski (48)    Group  President,  Emerging  Businesses,  a position
                            assumed  in  1997  after   serving  as  Senior  Vice
                            President, Marketing and Sales. Prior to assuming the last-mentioned position in 1995, Mr. Bielinski served as Senior Vice President, Organization and
                            Planning. He has also served as Vice President and Chief Financial Officer.

Wesley M. Clark (45)        Group  President,  Standard  Solutions,  a  position
                            assumed  in  1997  after   serving  as  Senior  Vice
                            President, Operations and Quality. Prior to assuming the last-mentioned position earlier in 1997, Mr.
                            Clark served as Vice President, Field Operations and
                            Quality. Previously, he served as President of the Sanitary Supply and Equipment businesses.

                                                        (continued on next page)

                                   Positions and Offices Held and Principal
     Name and Age          Occupations and Employment During the Past Five Years
-----------------------    -----------------------------------------------------

Jere D. Fluno (56)          Vice  Chairman.  Mr. Fluno is a member of the Office
                            of the Chairman.

Gary J. Goberville (51)     Vice President, Human Resources.  Before joining the
                            Company  in  1995,  Mr.   Goberville  served  as  an
                            executive with GenCorp, Inc.

David W. Grainger (70)      Senior Chairman of the Board, a position  assumed in
                            1997 after serving as Chairman of the Board. He was the Company's Chief Executive officer until 1995 and President from 1992 to 1994. Mr. Grainger is a member of the Office of the Chairman.

Richard L. Keyser (55)      Chairman of the Board,  a position  assumed in 1997,
                            and Chief Executive Officer, a position assumed in 1995. Other positions in which he served during the past five years were President, Chief Operating
                            Officer,  Executive  Vice  President,  and  Grainger
                            Division President. Mr. Keyser is a member of the Office of the Chairman.

P. Ogden Loux (55)          Senior Vice  President,  Finance and Chief Financial
                            Officer, a position assumed in 1997 after serving as
                            Vice  President,  Finance.  Prior  to  assuming  the
                            last-mentioned position in 1994, Mr. Loux served the
                            Grainger   Division  as  Vice  President,   Business
                            Support.

Robert D. Pappano (55)      Vice  President,  Financial  Reporting  and Investor
                            Relations, a position assumed in 1995 after serving as Vice President and Treasurer.

James T. Ryan (39)          Vice  President,  Information  Services,  a position
                            assumed in 1994 after  serving as  President,  Parts
                            Company   of   America.   Prior  to   assuming   the
                            last-mentioned  position in 1993, Mr. Ryan served as
                            Director,   Product   Management   of  the  Grainger
                            Division.

John A. Schweig (40)        Senior Vice  President  (a position  assumed in 1997
                            after   serving   as   Vice   President),   Business
                            Development  and  International.  Prior to  assuming
                            these  responsibilities  in 1996, Mr. Schweig served
                            as  Vice  President  and  General  Manager,   Direct
                            Marketing.   Previously,   he  served  the  Grainger
                            Division as Vice President, Marketing.

John W. Slayton, Jr. (52)   Senior Vice President,  Supply Chain  Management,  a
                            position  assumed  in 1997  after  serving as Senior
                            Vice  President,   Product   Management.   Prior  to
                            assuming the  last-mentioned  position in 1995,  Mr.
                            Slayton served as Vice President, Product Management of the Grainger Division.

                                     PART II

Item 5: Markets for Registrant's Common Equity and Related Shareholder Matters The Company's common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange, with the ticker symbol GWW. The high and low sales prices for the common stock, and the dividends declared and paid for each calendar quarter during 1997 and 1996, are shown below.

                                        Prices
                                -----------------------
         Quarters               High               Low              Dividends
--------------------------------------------------------------------------------
1997     First                 $82 1/2           $73 5/8             $0.25
         Second                 81                70 1/2              0.27
         Third                  99 3/4            78                  0.27
         Fourth                 98 9/16           85 1/4              0.27
--------------------------------------------------------------------------------
         Year                  $99 3/4           $70 1/2            $1.06
--------------------------------------------------------------------------------
1996     First                 $71 1/8           $62 5/8             $0.23
         Second                 78 5/8            64                  0.25
         Third                  78 1/4            66                  0.25
         Fourth                 81 1/2            68 3/4              0.25
--------------------------------------------------------------------------------
         Year                  $81 1/2           $62 5/8             $0.98
--------------------------------------------------------------------------------


The approximate number of shareholders of record of the Company's common stock as of March 2, 1998 was 1,800.

Item 6: Selected Financial Data

                                                                   Years Ended December 31,
                                            ----------------------------------------------------------------------
                                                    (In thousands of dollars except for per share amounts)
                                               1997          1996          1995          1994            1993
                                            -----------   -----------   -----------   -----------   -----------
Net sales ...............................   $ 4,136,560   $ 3,537,207   $ 3,276,910   $ 3,023,076   $ 2,628,398

Net earnings before cumulative
  effect of accounting changes ..........       231,833       208,526       186,665       127,874       149,267

Cumulative effect of accounting changes .          --            --            --            --            (820)

Net earnings ............................       231,833       208,526       186,665       127,874       148,447

Net earnings per basic share before
  cumulative effect of accounting changes          4.61          4.08          3.67          2.52          2.91

Cumulative effect of accounting changes .          --            --            --            --           (0.02)

Net earnings per basic share ............          4.61          4.08          3.67          2.52          2.89

Net earnings per diluted share before
  cumulative effect of accounting changes          4.54          4.04          3.64          2.50          2.88

Cumulative effect of accounting changes .          --            --            --            --           (0.02)

Net earnings per diluted share ..........          4.54          4.04          3.64          2.50          2.86

Total assets ............................     1,997,821     2,119,021     1,669,243     1,534,751     1,376,664

Long-term debt ..........................       131,201         6,152         8,713         1,023         6,214

Cash dividends paid per share ...........   $      1.06   $      0.98   $      0.89   $      0.78   $     0.705

NOTE: 1994 and 1993 net earnings  include  restructuring  charges of $49,779 and $482, respectively.

Item 7: Management's Discussion and Analysis of Financial Condition and the Results of Operations

                              RESULTS OF OPERATIONS
The following table, which is included as an aid to understanding changes in the Company's Consolidated Statements of Earnings, presents various items in the earnings statements expressed as a percent of net sales for the years ended December 31, 1997, 1996, 1995, and 1994, and the percent of increase (decrease) in such items in 1997, 1996, and 1995 from the prior year.

                                                                                 Years Ended December 31,
                                                             --------------------------------------------------------------
                                                             Items in Consolidated Statements          Percent of Increase
                                                                of Earnings as a Percent of              (Decrease) from
                                                                         Net Sales                         Prior Year
                                                             --------------------------------      ------------------------
                                                             1997     1996     1995     1994         1997    1996     1995
                                                            ------   ------   ------   ------      ------   ------    -----
Net sales............................................       100.0%   100.0%   100.0%   100.0%        16.9%     7.9%    8.4%
Cost of merchandise sold.............................        63.9     64.2     63.9     64.5         16.4      8.3     7.4
Operating expenses...................................        26.6     26.0     26.5     27.9         19.5      6.5     3.0
Other (income) deductions, net.......................         0.1    (0.1)      0.1      0.1       (204.9)  (181.1)   48.9
Income taxes.........................................         3.8      4.0      3.8      3.3         12.4     11.9    24.4
Net earnings.........................................         5.6%     5.9%     5.7%     4.2%        11.2%    11.7%   46.0%

Note:  The percent of increase from the prior year for net  earnings,  excluding restructuring charges, was 5.1% for 1995.
Net earnings,  excluding restructuring charges, as a percent of net sales was 5.9% for 1994.

Net Sales
The 1997 Company net sales increase of 16.9%, as compared with 1996, was principally volume related. This increase was affected by 1997 having one less sales day than 1996 (on a daily basis, net sales increased 17.4%). Excluding the incremental net sales of Acklands - Grainger Inc. (AGI), the Canadian industrial distribution business acquired on December 2, 1996, net sales increased 7.7% (8.1% on a daily basis). This increase primarily represented the effects of the Company's marketing initiatives which included new product additions, the expansion of branch facilities, and the National Accounts, Integrated Supply, and Direct Marketing programs. Partially offsetting the growth from these initiatives were two factors. Sales in the 1997 third quarter were negatively affected by the United Parcel Service's (UPS) work stoppage which began on August 4, 1997 and lasted more than two weeks. The Company estimates that 1997 sales were approximately $14,000,000 lower as a result of the UPS work stoppage. The second factor was that daily sales of seasonal products for the Company, excluding AGI, declined an estimated 4% in the year 1997 as compared with the same 1996 period. Many regions of the United States experienced milder weather during most of 1997 versus 1996.

The Company's Grainger branch-based business experienced selling price increases of about 1.1% when comparing the years 1997 with 1996. The Grainger National Accounts program showed strong growth for the year, with sales increasing to approximately $1,015,000,000. Daily sales to National Account customers increased approximately 17%, on a comparable basis, over 1996. All geographic areas for the Grainger branch-based business contributed to the sales growth, with the percent increases for regions west of the Mississippi River being slightly higher than for the regions east of the Mississippi River.

The 1996 Company net sales increase of 7.9%, as compared with 1995, was principally volume related. This increase was affected by 1996 having two more sales days than 1995 (on a daily basis, net sales increased 7.1%). Excluding the incremental net sales of AGI, the Canadian industrial distribution business acquired on December 2, 1996, net sales increased 7.2% (6.4% on a daily basis). This increase primarily represented the effects of the Company's marketing initiatives which included new product additions, the continuing expansion of branch facilities, the addition of Zone Distribution Centers (ZDCs), and the National Accounts, Integrated Supply, and Direct Marketing programs. Partially offsetting the growth from these initiatives were two factors. First quarter 1996 net sales for the Company's Grainger branch-based business were negatively affected by the sluggish economy and adverse weather experienced by much of the East Coast during January. The second factor was that net sales of seasonal products within the Grainger branch-based business declined approximately 18% in the 1996 third quarter as compared with the same 1995 period. Many regions of the country experienced milder weather in July and August of 1996 as compared to the same periods in 1995. This contributed to a full year decline in seasonal product sales estimated at 1%.

The Grainger branch-based business experienced selling price increases of about 1.9% when comparing 1996 with 1995. The Grainger National Accounts program showed strong growth for the year, with net sales increasing to approximately $849,000,000. Daily net sales to these National Account customers increased about 20%, on a comparable basis, over 1995. All geographic areas for the Grainger branch-based business contributed to the sales growth, with the percent increases for regions west of the Mississippi River being slightly higher than for the regions in the east of the Mississippi River.

Net Earnings
Net earnings for 1997 increased 11.2% over 1996. This increase for 1997 was lower than the increase in net sales due to operating expenses increasing at a rate faster than the rate of growth in net sales, lower interest income, higher interest expense, and a higher effective income tax rate, partially offset by higher gross profit margins. Factors contributing to the increase in operating expenses were the following:

1. Payroll and other operating expenses were higher as a result of the following initiatives:

     a.   Continued expansion of the Company's integrated supply business;
     b. Continued development of the Company's full service marketing capabilities on the Internet;
     c.   Continued refocus and realignment of the Direct Sales force;
     d. Increased advertising expenses supporting the Company's marketing initiatives; and
     e.   Expansion of the Company's telesales capability.
2. Payroll and other operating expenses were higher by an estimated $13,000,000 for Year 2000 compliance, of which approximately $10,000,000 related to outside services.
3. The operating expenses of AGI, which contributed to the increase, were included for the entire year of 1997 as compared with only the month of December in 1996.

The decrease in interest income resulted from lower average daily invested balances. During 1997, interest income was affected by the purchase of 4,217,986 shares of the Company's common stock versus 409,600 shares purchased in 1996. These incremental purchases contributed to lower average daily invested balances. The decrease in interest income was partially offset by higher average interest rates earned. The increase in interest expense resulted from higher average borrowings, partially offset by lower average interest rates paid on all outstanding debt. The increase in interest expense was primarily related to debt added to finance the AGI acquisition and to the short-term debt added to partially fund the repurchase of shares of the Company's common stock. The Company's effective income tax rate was 40.5% for the year 1997 versus 40.2% for the year 1996. The increase in the effective income tax rate is attributable to proportionately higher income generated in Canada (AGI), which is taxed at a higher rate than domestic income.

The Company's gross profit margin increased by 0.30 percentage point when comparing the years 1997 and 1996. Excluding AGI, the Company's gross profit margin increased 0.56 percentage point when comparing the years of 1997 and 1996. Of note were the following factors affecting the gross profit margin for the Company, excluding AGI:

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

Net earnings were negatively affected by the UPS work stoppage which occurred in August 1997. The gross profit margin lost on the estimated $14,000,000 in lost sales, along with the incremental operating expenses incurred to serve customers during this period, resulted in an estimated negative effect on net earnings of about $0.06 per share.

Net earnings for 1996 increased 11.7% over 1995. This increase for 1996 was higher than the net sales increase primarily due to operating expenses increasing at a slower rate than net sales, higher interest income, and lower interest expense, partially offset by lower gross profit margins.

The rate of growth in operating expenses was lower than the net sales increase primarily due to the following factors:

1. Payroll and employee benefits expenses grew at a slower rate than net sales.
2.   Freight-out expenses declined.

Partially offsetting the above factors were the following:

1.   Data processing expenses increased at a faster rate than net sales.
2.   Advertising expenses increased at a faster rate than net sales.
3. Expenses related to marketing initiatives and business process improvement programs increased at a faster rate than net sales.
4.   Incremental expenses related to the acquisition of AGI in December 1996.

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

The Company's gross profit margin decreased by 0.22 percentage point when comparing the full years of 1996 and 1995. This decrease was principally the result of an unfavorable change in selling price category mix, which primarily resulted from the growth in sales to Company's larger volume customers. The addition of AGI had a minor effect on this decrease.

Partially offsetting the above factors were the following:

1.   Selling price increases exceeded the level of cost increases.
2. The change in product mix was favorable as sales of seasonal products declined. Historically, the sales of seasonal products have lower than average gross profit margins.

Year 2000
The Company uses various software and technology which is affected by the Year 2000 issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or in miscalculations causing disruptions to operations, including, among other things, a temporary inability to process transactions, send invoices to customers, or to engage in similar normal business activities. The Year 2000 issue affects virtually all companies and organizations.

The Company has put in place project teams dedicated to implementing a Year 2000 solution and to improving the Company's overall systems capabilities. The teams are actively working to achieve the objectives of Year 2000 compliance and improved internal systems. The work includes the modification of certain existing systems, a major new system initiative, and replacing hardware and software for other systems.

The major new system initiative, in addition to solving some Year 2000 issues, reduces the complexity which has evolved over time from the development of in-house systems. This complexity, which makes it difficult to change and modify systems quickly, has resulted in a proliferation of programs and databases. These issues will be addressed by the planned installation of a new business enterprise system to replace a majority of the Company's primary operating systems. The major system initiative has been undertaken to improve the Company's ability to quickly respond to changing market conditions and reduce the cost of maintaining and supporting existing systems.

The Company is using both internal and external resources to reprogram, replace, and test the software and hardware for Year 2000 compliance. The Company plans to have a Year 2000 solution for all mission critical systems by late 1998. Year 2000 work for non-critical systems and testing of all system revisions is planned to be completed by mid-1999. The expenses associated with this project include both a reallocation of existing internal resources plus the use of outside services. Project expenses for 1997 amounted to an estimated $13 million. The total remaining expenses associated with the Year 2000 project are estimated to be between $60 and $65 million. Due to the Year 2000 project and the major new system initiative, 1998 data processing expenses will be higher than 1997. The data processing expenses for 1998 are estimated to be a net $20 to $25 million higher than the 1997 expenses as adjusted for 1998 volume related changes. It is estimated that 1999 data processing expenses will approximate 1998 expenses, adjusted only for volume related changes. It is expected that these projects will be funded through the Company's operating cash flows.

In addition to addressing internal systems, the Company's Year 2000 project team has initiated formal communications with suppliers, customers, and others with whom the Company does business. This is being done to determine the extent to which the Company is vulnerable to a third parties' failure to remediate their own Year 2000 issue. However, there can be no guarantee that the systems of other companies on which the Company's systems interact will be timely converted, that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

The estimated expenses for these projects and the date on which the Company will complete the Year 2000 modifications are based on management's current assessment and were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved or that all components of Year 2000 compliance will be addressed as planned. Uncertainties include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and the sources and timeliness of various systems replacements.

Management believes that failure to address the Year 2000 issue on a timely basis could have a materially adverse effect on the Company and is committed to devoting the appropriate resources to ensure a Year 2000 solution.

                               FINANCIAL CONDITION
Working capital was $649,107,000 at December 31, 1997 compared with $704,175,000 at December 31, 1996 and $618,524,000 at December 31, 1995. The ratio of current assets to current liabilities was 2.2, 2.1, and 2.4 at such dates.

Net cash flows from operations of  $426,079,000  in 1997,  $272,410,000 in 1996, and $126,237,000 in 1995, have continued to improve the Company's financial position and serve as the primary source of funding for capital requirements. For information as to the Company's cash flows, see "Item 8: Financial Statements and Supplementary Data."

In each of the past three years, a portion of working capital has been used for additions to property, buildings, and equipment as summarized in the following table.


                                       1997               1996            1995
                                     --------           -------        ---------
                                               (In thousands of dollars)
Land, buildings, structures,
 and improvements..................  $ 78,529           $31,881         $ 55,280
Furniture, fixtures, and other
 equipment.........................    29,723            30,170           56,655
Total..............................  $108,252           $62,051         $111,935

On April 30, 1997, the Company's Board of Directors voted to restore an existing share repurchase authorization to its original level of 5,000,000 shares. The Company repurchased 4,217,986 shares of its common stock during 1997 and 409,600 shares of its common stock during 1996. The Company did not repurchase any shares of common stock during 1995. As of December 31, 1997, approximately 2,000,000 shares of common stock remain available under this repurchase authorization.

Dividends paid to shareholders were $53,934,000 in 1997, $50,035,000 in 1996, and $45,227,000 in 1995.

On December 2, 1996, the Company acquired AGI for approximately $289,334,000, including transaction expenses. The purchase consisted of cash payments and transaction expenses of $136,801,000 (funded principally by short-term debt of $132,874,000), and the issuance of 2,039,886 shares of W.W. Grainger, Inc. common stock valued at $152,533,000. The Company repurchased the 2,039,886 shares during 1997, which is included in the 4,217,986 shares repurchased during the year.

Internally generated funds have been the primary source of working capital and funds needed for expanding the business (including capital expenditures relating to the facilities optimization program), supplemented by debt as circumstances dictated. In addition to continuing facilities optimization efforts and systems and other infrastructure developments, long-term cash requirements are anticipated for the consolidation of Chicago-area offices into the Lake Forest, Illinois office facility currently being constructed.

The Company continues to maintain a low debt ratio and strong liquidity position, which provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, the Company has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit and otherwise. Total debt as a percent of shareholders' equity was 12%, 11%, and 5%, at December 31, 1997, 1996, and 1995, respectively.

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

Item 9: Disagreements on Accounting and Financial Disclosure
None.

                                    PART III
Item 10: Directors and Executive Officers of the Registrant
Information regarding directors of the Company will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held April 29, 1998, and, to the extent required, is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption "Executive Officers".

Item 11: Executive Compensation
Information regarding executive compensation will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held April 29, 1998, and, to the extent required, is incorporated herein by reference.

Item  12:  Security  Ownership  of  Certain  Beneficial  Owners  and  Management
Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held April 29, 1998, and, to the extent required, is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions
Information regarding certain relationships and related transactions will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held April 29, 1998, and, to the extent required, is incorporated herein by reference.

                                     PART IV
Item 14: Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)  1.   Financial   Statements.   See  Index  to  Financial   Statements   and
          Supplementary Data.
     2.   Financial  Statement Schedule.  See Index to Financial  Statements and
          Supplementary Data.
     3.   Exhibits:                                                              Exhibit Index
            (3) (a)     Restated  Articles of Incorporation  dated April 27,     -------------
                        1994,  incorporated  by reference to Exhibit 3(a) to the
                        Company's  Annual Report on Form 10-K for the year ended
                        December 31, 1994.
                (b)     By-laws, as amended.                                         37-53
            (10)  Material Contracts:
                (a)     No instruments which define the rights of holders of the
                        Company's Industrial Development Revenue Bonds are filed
                        herewith,   pursuant  to  the  exemption   contained  in
                        Regulation S-K, Item 601(b)(4)(iii).  The Company hereby
                        agrees  to  furnish  to  the   Securities  and  Exchange
                        Commission, upon request, a copy of any such instrument.
                (b)     Shareholders  rights  agreement  dated  April 26,  1989,
                        incorporated  by  reference  to  Exhibit  10(m)  to  the
                        Company's  Annual Report on Form 10-K for the year ended
                        December  31,  1989,   and  a  related   Certificate  of
                        Adjustment,  incorporated  by  reference to Exhibit 4 to
                        the  Company's  Quarterly  Report  on Form  10-Q for the
                        quarter ended June 30, 1991.
                (c)     Compensatory Plans or Arrangements
                  (i)   W.W. Grainger, Inc. Director Stock Plan, incorporated by
                        reference to Appendix A of the Company's Proxy Statement
                        dated March 26, 1997.
                  (ii)  W.W.  Grainger,  Inc.  Office of the Chairman  Incentive
                        Plan,  incorporated  by  reference  to Appendix B of the
                        Company's Proxy Statement dated March 26, 1997.
                  (iii) W.W. Grainger, Inc. 1990 Long-Term Stock Incentive Plan,
                        as amended,  incorporated  by reference to Appendix C of
                        the Company's Proxy Statement dated March 26, 1997.
                  (iv)  W.W. Grainger, Inc. 1975 Non-Qualified Stock Option Plan
                        as Amended and Restated March 3, 1988,  incorporated  by
                        reference  to  Exhibit  10(a)  to the  Company's  Annual
                        Report  on Form  10-K for the year  ended  December  31,
                        1987.
                  (v)   Executive Death Benefit Plan,  incorporated by reference
                        to Exhibit  10(c)(iii) to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1995.
                  (vi)  Executive Deferred  Compensation Plan dated December 30,
                        1983,  incorporated by reference to Exhibit 10(e) to the
                        Company's  Annual Report on Form 10-K for the year ended
                        December 31, 1989.
                  (vii) 1985 Executive Deferred Compensation Plan dated December
                        31, 1984,  incorporated by reference to Exhibit 10(f) to
                        the  Company's  Annual  Report on Form 10-K for the year
                        ended December 31, 1990.
                  (viii)Summary  Description  of  Management  Incentive  Program
                        Based on Improved Economic Earnings.                         54-59
                  (ix)  Supplemental   Profit  Sharing  Plan,   incorporated  by
                        reference to Exhibit 10(c)(viii) to the Company's Annual
                        Report  on Form  10-K for the year  ended  December  31,
                        1995.

            (11)  Computations  of Earnings  Per Share.  See Index to  Financial
                  Statements and Supplementary Data.
            (21)  Subsidiaries of the Company.                                       60
            (23)  Consent of Independent Certified Public Accountants. See Index
                  to Financial Statements and Supplementary Data.
            (27)  Financial Data Schedules.
                  (a)   For the year ended December 31, 1997.
                  (b)   As restated, for 1997 interim periods.
                  (c)   As  restated,  for the year ended  December 31, 1996 and
                        1996 interim periods.
                  (d)   As restated, for the year ended December 31, 1995.
(b)   Reports  on Form 8-K.  No reports on Form 8-K were filed during the last quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly issued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 24, 1998

W.W. GRAINGER, INC.



By:     /s/ D. W. Grainger               By:   /s/ P. O. Loux
   ---------------------------------        -----------------------
   D. W. Grainger                           P.O. Loux
   Senior Chairman of the Board             Senior Vice President, Finance
   (a Principal Executive Officer and       and Chief Financial Officer
     a Director)                            (Principal Financial Officer)



By:    /s/ R. L. Keyser                  By:  /s/ R. D. Pappano
   ---------------------------------        -----------------------
   R. L. Keyser                             R. D. Pappano
   Chairman of the Board                    Vice President, Financial Reporting
   and Chief Executive Officer              and Investor Relations
   (a Principal Executive Officer and       (Principal Accounting Officer)
     a Director)


By:   /s/  J. D. Fluno
   ---------------------------------
   J. D. Fluno
   Vice Chairman
   (a Principal Executive Officer and
     a Director)






 /s/ George R. Baker      March 24, 1998   /s/ James D. Slavik   March 24, 1998
----------------------    ---------------  --------------------- ---------------
   George R. Baker                           James D. Slavik
      Director                                  Director



/s/ Robert E. Elberson    March 24, 1998   /s/ Harold B. Smith   March 24, 1998
----------------------    ---------------  --------------------  ---------------
 Robert E. Elberson                          Harold B. Smith
      Director                                  Director



/s/ Wilbur H. Gantz       March 24, 1998   /s/ Fred L. Turner    March 24, 1998
----------------------    ---------------  --------------------  ---------------
   Wilbur H. Gantz                           Fred L. Turner
      Director                                  Director



/s/ John W. McCarter, Jr. March 24, 1998   /s/ Janiece S. Webb   March 24, 1998
------------------------- --------------   --------------------  ---------------
  John W. McCarter, Jr.                       Janiece S. Webb
      Director                                  Director

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                        December 31, 1997, 1996, and 1995


                                                                           Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS......................    17

FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS

               ASSETS...................................................    18

               LIABILITIES AND SHAREHOLDERS' EQUITY.....................    19

        CONSOLIDATED STATEMENTS OF EARNINGS.............................    20

        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY.................    21

        CONSOLIDATED STATEMENTS OF CASH FLOWS........................... 22-23

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................... 24-33

SCHEDULE II - ALLOWANCE FOR DOUBTFUL ACCOUNTS...........................    34

EXHIBIT 11 - COMPUTATIONS OF EARNINGS PER SHARE.........................    35

EXHIBIT 23 - CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS........    36

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and
Board of Directors of
W.W. Grainger, Inc.

   We have audited the accompanying consolidated balance sheets of W.W. Grainger, Inc., and Subsidiaries as of December 31, 1997, 1996, and 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of W.W. Grainger, Inc., and Subsidiaries as of December 31, 1997, 1996, and 1995, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

   We have also audited Schedule II of W.W. Grainger, Inc., and Subsidiaries for the years ended December 31, 1997, 1996, and 1995. In our opinion, this Schedule presents fairly, in all material respects, the information required to be set forth therein.




                                                              GRANT THORNTON LLP


Chicago, Illinois
February 3, 1998

                      W.W. Grainger, Inc., and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                                                December 31,
                                                  ------------------------------------
                    ASSETS                           1997         1996         1995
                                                  ----------   ----------   ----------
CURRENT ASSETS
  Cash and cash equivalents ...................   $   46,929   $  126,935   $   11,460
  Accounts receivable, less allowances for
    doubtful accounts of $15,803 for 1997,
    $15,302 for 1996, and $14,229 for 1995 ....      455,457      433,575      369,576
  Inventories .................................      612,132      686,925      602,639
  Prepaid expenses ............................        9,122       11,971       11,746
  Deferred income tax benefits ................       59,348       60,837       67,239
                                                  ----------   ----------   ----------

        Total current assets ..................    1,182,988    1,320,243    1,062,660


PROPERTY, BUILDINGS, AND EQUIPMENT
  Land ........................................      133,213      132,095      123,431
  Buildings, structures, and improvements .....      583,823      510,386      472,154
  Furniture, fixtures, machinery, and equipment      370,122      343,231      302,115
                                                   ---------   ----------   ----------
                                                   1,087,158      985,712      897,700
  Less accumulated depreciation
    and amortization ..........................      494,245      434,728      379,349
                                                   ---------   ----------   ----------
      Property, buildings, and
      equipment--net ..........................      592,913      550,984      518,351


OTHER ASSETS
  Goodwill ....................................      187,963      192,555       25,635
  Customer lists and other intangibles ........       89,699       91,882       97,332
                                                  ----------   ----------   ----------

                                                     277,662      284,437      122,967

  Less accumulated amortization ...............       70,814       54,574       50,356
                                                  ----------   ----------   ----------
                                                     206,848      229,863       72,611

  Sundry ......................................       15,072       17,931       15,621
                                                  ----------   ----------   ----------
    Other assets--net .........................      221,920      247,794       88,232
                                                  ----------   ----------   ----------
TOTAL ASSETS ..................................   $1,997,821   $2,119,021   $1,669,243
                                                  ==========   ==========   ==========


                      W.W. Grainger, Inc., and Subsidiaries

                     CONSOLIDATED BALANCE SHEETS--CONTINUED
                            (In thousands of dollars)

                                                                   December 31,
                                                    -----------------------------------------
        LIABILITIES AND SHAREHOLDERS' EQUITY          1997             1996           1995
                                                    -----------   ------------    -----------
CURRENT LIABILITIES
  Short-term debt ...............................   $     2,960    $   135,275    $    23,577
  Current maturities of long-term debt ..........        23,834         24,753         23,241
  Trade accounts payable ........................       261,802        240,779        204,925
  Accrued contributions to employees'
    profit sharing plans ........................        62,234         56,258         53,618
  Accrued expenses ..............................       148,149        131,199        115,310
  Income taxes ..................................        34,902         27,804         23,465
                                                    -----------   ------------    -----------
        Total current liabilities ...............       533,881        616,068        444,136


LONG-TERM DEBT (less current maturities) ........       131,201          6,152          8,713

DEFERRED INCOME TAXES ...........................         2,871          2,207          8,539

ACCRUED EMPLOYMENT RELATED BENEFITS COSTS .......        35,207         31,932         28,746

SHAREHOLDERS' EQUITY
  Cumulative Preferred Stock--
    $5 par value--authorized, 6,000,000 shares,
    issued and outstanding, none ................          --             --             --
  Common Stock--$0.50 par value--authorized,
    150,000,000 shares;
    issued, 53,485,762 shares, 1997,
    53,338,026 shares, 1996, and
    50,894,629 shares, 1995 .....................        26,743         26,669         25,447
  Additional contributed capital ................       269,032        262,318         86,548
  Treasury stock, at cost--4,624,786 shares, 1997
    and 409,600 shares, 1996 ....................      (378,899)       (32,090)          --
  Unearned restricted stock compensation ........       (16,528)       (17,597)           (19)
  Cumulative translation adjustments ............        (9,210)        (2,262)          --
  Retained earnings .............................     1,403,523      1,225,624      1,067,133
                                                    -----------   ------------    -----------
        Total shareholders' equity ..............     1,294,661      1,462,662      1,179,109
                                                    -----------   ------------    -----------


TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY ..........................   $ 1,997,821    $ 2,119,021    $ 1,669,243
                                                    ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                      W.W. Grainger, Inc., and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS
             (In thousands of dollars except for per share amounts)


                                                               Years Ended December 31,
                                                    ------------------------------------------
                                                        1997          1996             1995
                                                    ------------    ----------      -----------
Net sales........................................    $4,136,560    $3,537,207       $3,276,910

Cost of merchandise sold.........................     2,642,208     2,269,993        2,095,552
                                                    ------------    ----------      -----------
       Gross profit..............................     1,494,352     1,267,214        1,181,358

Warehousing, marketing, and
  administrative expenses........................     1,101,193       921,685          865,067
                                                    ------------   ------------     -----------
       Operating earnings........................       393,159       345,529          316,291

Other income or (deductions)
  Interest income................................         2,896         4,554              162
  Interest expense...............................        (5,461)       (1,228)          (4,260)
  Unclassified--net..............................          (958)           33              (44)
                                                    ------------   ------------     -----------
                                                         (3,523)         3,359          (4,142)
                                                    ------------    ----------      -----------
       Earnings before income taxes..............       389,636       348,888          312,149

Income taxes.....................................       157,803       140,362          125,484
                                                    ------------    ----------      -----------
       Net earnings .............................      $231,833      $208,526         $186,665
                                                    ============    ==========      ===========
Earnings per share:

  Basic..........................................         $4.61         $4.08            $3.67
                                                    ============    ==========      ===========
  Diluted........................................         $4.54         $4.04            $3.64
                                                    ============    ==========      ===========

Average number of shares outstanding:

  Basic..........................................    50,302,259    51,147,753       50,815,081
                                                    ============   ==========       ===========
  Diluted........................................    51,089,476    51,636,204       51,241,217
                                                    ============   ==========       ===========

The accompanying notes are an integral part of these financial statements.


                                           W.W. Grainger, Inc., and Subsidiaries

                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (In thousands of dollars except for per share amounts)


                                                                                   Unearned
                                                         Additional               Restricted      Cumulative
                                              Common    Contributed    Treasury     Stock         Translation   Retained
                                               Stock      Capital        Stock    Compensation    Adjustments   Earnings
                                             ---------   ----------    ---------  -------------  -------------  ----------

Balance at January 1, 1995.............       $25,375      $81,796           $--        $(61)         $--         $925,695

Exercise of stock options..............            72        4,746            --           --          --               --
Amortization of unearned
  restricted stock compensation........            --            6            --           42          --               --
Net earnings...........................            --           --            --           --          --          186,665
Cash dividends paid
  ($0.89 per share)....................            --           --            --           --          --          (45,227)

Balance at December 31, 1995...........        25,447       86,548            --         (19)          --         1,067,133
                                             ---------   ----------    ---------  -------------  -------------  ----------
Exercise of stock options..............            84        6,489            --           --          --               --
Issuance of 2,039,886 shares
  of common stock
  for business acquisition.............         1,020      151,513            --           --          --               --
Issuance of 235,000 shares
  of restricted common stock...........           118       17,742            --      (17,860)         --               --
Amortization of unearned
  restricted stock compensation........            --           26            --          282          --               --
Purchase of 409,600 shares of
  treasury stock.......................            --           --       (32,090)          --          --               --
Cumulative translation
  adjustments..........................            --           --            --           --      (2,262)              --
Net earnings...........................            --           --            --           --          --          208,526
Cash dividends paid
  ($0.98 per share)....................            --           --            --           --          --          (50,035)

Balance at December 31, 1996...........        26,669      262,318       (32,090)     (17,597)     (2,262)       1,225,624
                                             ---------   ----------    ---------  -------------  -------------  ----------
Exercise of stock options..............            69        5,822            --           --          --               --
Issuance of 10,000 shares
  of restricted common stock...........             5          798            --         (803)         --               --
Amortization of unearned
  restricted stock compensation........            --          107            --        1,872          --               --
Purchase of 4,215,186 shares
  of treasury stock, net of
  2,800 shares issued..................            --          (13)     (346,809)          --          --               --
Cumulative translation
  adjustments..........................            --           --            --           --      (6,948)              --
Net earnings...........................            --           --            --           --          --          231,833
Cash dividends paid
  ($1.06 per share)....................            --           --            --           --          --          (53,934)
                                             ---------   ----------    ----------  -------------  -------------  -----------
Balance at December 31, 1997...........       $26,743     $269,032     $(378,899)    $(16,528)    $(9,210)       $1,403,523
                                             =========    ========     ==========  =============  =============  ===========

The accompanying notes are an integral part of these financial statements.


                      W.W. Grainger, Inc., and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)


                                                               Years Ended December 31,
                                                            -----------------------------------
                                                             1997           1996        1995
                                                            ---------    ---------    ---------
Cash flows from operating activities:
  Net earnings ..........................................   $ 231,833    $ 208,526    $ 186,665
  Provision for losses on accounts receivable ...........       9,984        9,131        7,780
  Depreciation and amortization:
    Property, buildings, and equipment ..................      63,257       61,585       57,760
    Intangibles and goodwill ............................      16,394       12,676       13,090
  Change  in  operating  assets  and  liabilities--
  net of the  effects  of the business acquisition:
    (Increase) in accounts receivable ...................     (31,866)     (28,871)     (31,563)
    Decrease (increase) in inventories ..................      74,793       (7,430)     (82,673)
    Decrease in prepaid expenses ........................       2,849          255        2,487
    Decrease (increase) in deferred income taxes ........       2,153           70       (5,515)
    Increase (decrease) in trade accounts payable .......      21,023        1,891      (21,534)
    Increase (decrease) in other current liabilities ....      22,926        3,724       (3,431)
    Increase in current income taxes payable ............       7,098        4,339          815
    Increase in accrued employment related benefits costs       3,275        3,186        2,051
  Other--net ............................................       2,360        3,328          305
                                                            ---------    ---------    ---------
Net cash provided by operating activities ...............     426,079      272,410      126,237

Cash flows from investing activities:
  Additions to property, buildings, and equipment .......    (108,252)     (62,051)    (111,935)
  Proceeds from sale of property, buildings,
    and equipment--net ..................................       3,066        8,069        4,966
  Net cash paid for business acquisition ................        --       (136,144)        --
  Other--net ............................................       2,044       (1,932)         378
                                                            ---------    ---------    ---------
Net cash (used in) investing activities .................    (103,142)    (192,058)    (106,591)


                                           W.W. Grainger, Inc., and Subsidiaries

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS--CONTINUED
                                                  (In thousands of dollars)


                                                                                    Years Ended December 31,
                                                                             -----------------------------------
                                                                                1997         1996         1995
                                                                             ---------    ---------    ---------
Cash flows from financing activities:
  Net increase (decrease) in short-term debt .............................   $(132,315)   $ 111,698    $  12,443
  Proceeds from long-term debt ...........................................     126,127        1,500        5,665
  Long-term debt payments ................................................      (1,997)      (2,549)      (1,183)
  Stock options exercised ................................................       2,239        2,890        2,147
  Tax benefit of stock incentive plan ....................................       3,759        3,709        2,677
  Purchase of treasury stock--net ........................................    (346,822)     (32,090)        --
  Cash dividends paid ....................................................     (53,934)     (50,035)     (45,227)
                                                                             ----------   ----------   ----------
Net cash (used in) provided by financing activities ......................    (402,943)      35,123      (23,478)
                                                                             ----------   ----------   ----------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS ...................................................     (80,006)     115,475       (3,832)

Cash and cash equivalents at beginning of year ...........................     126,935       11,460       15,292
                                                                             ----------   ----------   ----------
Cash and cash equivalents at end of year .................................   $  46,929    $ 126,935    $  11,460
                                                                             ==========   ==========   ==========
Non-cash investing and financing activities from acquisition of business:
    Fair value of assets acquired ........................................                $ 338,101
    Liabilities acquired .................................................                  (49,424)
    Fair value of common stock issued ....................................                 (152,533)
                                                                                          ----------
Net cash paid for business acquisition ...................................                $ 136,144
                                                                                          ==========

The accompanying notes are an integral part of these financial statements

                      W.W. Grainger, Inc., and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996, and 1995


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INDUSTRY INFORMATION
The Company is engaged in the distribution of maintenance, repair, and operating
(MRO) supplies and related information to the commercial, industrial, contractor, and institutional markets in North America. The Company's business is within a single industry segment.

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

LONG - LIVED ASSETS
Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The effect of adopting this new standard was immaterial to the financial statements.

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

Buildings, structures, and improvements.......................    10 to 45 years
Furniture, fixtures, machinery, and equipment.................     3 to 10 years

Improvements to leased property are amortized over the initial terms of the respective leases or the estimated service lives of the improvements, whichever is shorter.

The  Company  capitalized   interest  costs  of  $1,810,000,   $1,772,000,   and
$2,136,000, in 1997, 1996, and 1995, respectively.

FOREIGN CURRENCY TRANSLATION
The financial statements of the Company's foreign subsidiaries are generally measured using the local currency as the functional currency. Net exchange gains or losses resulting from the translation of financial statements of foreign operations, and related long-term debt, except for those from highly inflationary economies, are recorded as a separate component of shareholders' equity.

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

EARNINGS PER SHARE
The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," as of December 31, 1997. This statement established new standards for computing and disclosing earnings per share. In accordance with SFAS No. 128, all earnings per share amounts for prior periods have been restated to conform with the new standard.

RECENTLY ISSUED ACCOUNTING STANDARDS
During 1997 the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," both effective for fiscal years beginning after December 15, 1997.

SFAS No. 130 requires disclosure of the components of and total comprehensive income in the period in which they are recognized in the financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise arising from transactions and other events and circumstances from non-owner sources. It includes all changes in shareholders' equity during the reporting period except those resulting from investments by owners and distributions to owners. In accordance with the release, the Company plans to adopt SFAS No. 130 in the first quarter of 1998.

SFAS No. 131 requires disclosures of certain segment information based on the way that management evaluates segments for making decisions and assessing performance. It also requires disclosure of certain information about products and services, the geographic areas in which the Company operates, and major customers. In accordance with the release, the Company plans to adopt SFAS No. 131 for the year ended December 31, 1998.

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

                                                  Years Ended December 31,
                                               ------------------------------
                                                 1996                 1995
                                               ----------          ----------
                                                        (Pro-forma,
                                                  in thousands of dollars
                                               except for per share amounts)

Net sales...........................           $3,847,665          $3,585,964
Operating earnings..................             $368,203            $336,336
Net earnings........................             $216,680            $191,528
Earnings per share:
  Basic.............................                $4.07               $3.62
  Diluted...........................                $4.04               $3.59

NOTE 3--CASH FLOWS

The Company considers investments in highly liquid debt instruments, purchased with an original maturity of ninety days or less, to be cash equivalents. For cash equivalents the carrying amount approximates fair value due to the short maturity of these instruments.

Cash paid during the year for:

                                              1997         1996           1995
                                            --------     --------       --------
                                                  (In thousands of dollars)
Interest (net of amounts capitalized)....     $5,773         $974         $4,167
                                            ========     ========       ========
Income taxes.............................   $143,471     $131,726       $127,041
                                            ========     ========       ========

NOTE 4--CASH

Checks outstanding of $54,218,000, $35,366,000, and $40,027,000 are included in Trade accounts payable at December 31, 1997, 1996, and 1995, respectively. These amounts are immaterial to the consolidated financial statements.

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

Inventories would have been $215,707,000,  $209,305,000, and $194,854,000 higher than reported at December 31, 1997, 1996, and 1995, respectively, if the first-in, first-out (FIFO) method of inventory accounting had been used for all Company inventories. Inventories under FIFO approximate replacement cost.

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

NOTE 8--SHORT-TERM DEBT

The following summarizes information concerning short-term debt:
                                                    1997        1996        1995
                                                  --------    --------    -------
Bank Debt                                             (In thousands of dollars)
---------
Outstanding at December 31 ....................   $  2,960    $135,275    $  3,186
Maximum month-end balance during the year .....   $139,187    $135,275    $ 64,853
Average amount outstanding during the year ....   $119,962    $ 13,796    $ 22,576
Weighted average interest rates during the year        3.5%        3.8%        6.2%
Weighted average interest rates at December 31         6.2%        3.2%        6.2%

Commercial Paper
----------------
Outstanding at December 31 ....................       --          --      $ 20,391
Maximum month-end balance during the year .....   $ 81,355        --      $ 79,734
Average amount outstanding during the year ....   $ 15,429    $  1,436    $ 43,357
Weighted average interest rates during the year        5.7%        5.7%        6.0%
Weighted average interest rates at December 31        --          --           5.8%

The Company and its subsidiaries had committed lines of credit totaling $168,983,000 at December 31, 1997, including $13,983,000 denominated in Canadian dollars. A Company subsidiary also has a $34,958,000 uncommitted line of credit denominated in Canadian dollars. At December 31, 1997, borrowings under the subsidiaries' lines of credit were $2,960,000. The Company has guaranteed these borrowings.

At December 31, 1996 available lines of credit were $186,483,000 including a $36,483,000 working capital line of credit denominated in Canadian dollars. Available lines of credit at December 31, 1995 totaled $54,500,000, including a working capital line of credit of $4,500,000.

At December 31, 1996, in connection with the business  acquisition  described in
Note 2, a Company subsidiary had approximately $131,000,000 in outstanding banker's acceptances included in short-term debt. During 1997 this debt was refinanced as described in Note 10.

NOTE 9--EMPLOYEE BENEFITS

RETIREMENT PLANS. A majority of the Company's employees are covered by a noncontributory profit sharing plan. This plan provides for annual employer contributions based upon a formula primarily related to earnings before federal income taxes, limited to 15% of the total compensation paid to all eligible employees. The Company also sponsors additional profit sharing and defined benefit plans which cover most of the other employees. Provisions under all plans were $55,052,000, $49,450,000, and $47,323,000 for the years ended
December 31, 1997, 1996, and 1995, respectively.

POSTRETIREMENT BENEFITS. The Company has a health care benefits plan covering most of its retired employees and their dependents. A majority of the Company's employees become eligible for these benefits when they qualify for retirement while working for the Company.

The amount charged to operating expense for postretirement benefits was $3,653,000, $3,578,000, and $3,488,000 for the years ended December 31, 1997,
1996, and 1995, respectively. Components of the expense were:

                                                            1997       1996       1995
                                                          -------    -------    -------
                                                            (In thousands of dollars)
Service cost ..........................................   $ 2,442    $ 2,309    $ 1,973
Interest cost .........................................     2,272      2,080      2,025
Actual return on assets ...............................    (3,745)    (2,008)    (2,282)
Deferral of gain on return on assets ..................     3,007      1,397      1,913
Amortization of transition asset (22 year amortization)      (143)      (143)      (143)
Amortization of unrecognized gain .....................      (262)      (139)       (80)
Amortization of prior service cost ....................        82         82         82
                                                          --------   --------   --------
                                                          $ 3,653    $ 3,578    $ 3,488
                                                          ========   ========   ========

Participation in the plan is voluntary at retirement and requires participants to make contributions, as determined by the Company, toward the cost of the plan. The accounting for the health and benefits plan anticipates future cost-sharing changes to retiree contributions that will maintain the current cost-sharing ratio between the Company and the retirees. Plan design and eligibility changes effective January 1, 1998, include modifications to eligibility requirements and the adjustment of benefit maximums. These changes will not materially affect the Company's anticipated future benefits expense.

A Group Benefit Trust has been established as the vehicle to process benefit payments. The assets of the trust are invested in a Standard & Poor's 500 index fund. The assumed weighted average long-term rate of return is 6.7%, which is net of a 37.9% tax rate. The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986, as amended, and was $859,000, $379,000, and $2,409,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

A reconciliation of the funded status of the Benefit obligation as of December 31, 1997, 1996, and 1995 is as follows:

                                                          1997        1996        1995
                                                        ---------   ---------   ---------
                                                           (In thousands of dollars)
Accumulated Postretirement Benefit Obligation (APBO):
  Retirees and their dependents .....................   $ (5,543)   $ (3,739)   $ (3,852)
  Fully eligible active plan participants ...........     (2,390)     (1,825)     (1,767)
  Other active plan participants ....................    (27,933)    (26,345)    (27,863)
                                                        ---------    --------    --------
Total APBO ..........................................    (35,866)    (31,909)    (33,482)
Plan assets at fair value ...........................     16,127      12,307      10,288
                                                        ---------   ---------   ---------
Funded status .......................................    (19,739)    (19,602)    (23,194)
Unrecognized transition asset .......................     (2,428)     (2,570)     (2,713)
Unrecognized net (gain) loss ........................     (4,589)     (4,388)      2,464
Unrecognized prior service cost .....................     (1,003)      1,595       1,677
                                                        ---------   ---------   ---------
Accrued postretirement benefits costs ...............   $(27,759)   $(24,965)   $(21,766)
                                                        =========   =========   =========


To determine the APBO as of December 31, 1997, the assumed weighted average discount rate used was 7.0%. To determine the APBO as of December 31, 1996 and 1995, the assumed weighted average discount rate used was 7.5%. The assumed health care cost trend rate for 1998 through 1999 is 8.0%. Beginning in 2000, the assumed health care cost trend rate declines on a straight-line basis until 2009, when the ultimate trend rate of 5.0% will be achieved.

If the assumed health care cost trend rate was increased by one percentage point for each year, the APBO as of December 31, 1997 would increase by $8,520,000. The aggregate of the service cost and interest cost components of the 1997 net periodic postretirement benefits expense would increase by $1,277,000.

NOTE 10--LONG-TERM DEBT

Long-term debt consisted of the following at December 31:

                                                          1997          1996         1995
                                                        --------       ------       ------
                                                            (In thousands of dollars)
Uncommitted revolving credit facility................   $126,127      $  --        $ --
Industrial development revenue bonds.................     27,650       27,650       26,150
Other................................................      1,258        3,255        5,804
                                                        --------       ------       ------
                                                         155,035       30,905       31,954
Less current maturities..............................     23,834       24,753       23,241
                                                        --------       ------       ------
                                                        $131,201      $ 6,152      $ 8,713
                                                        ========      =======      =======

As part of the permanent financing for the acquisition described in Note 2, the Company entered into a $139,831,000 uncommitted revolving credit facility, denominated in Canadian dollars. The Company has $126,127,000, denominated in Canadian dollars, outstanding at December 31, 1997, with a weighted average interest rate of 5.06%. The Company has the intent and the ability to refinance the obligation on a long-term basis through its credit lines and therefore it is included in long-term debt.

The industrial development revenue bonds include various issues that bear interest at a variable rate up to 15%, or variable rates up to 78.20% of the prime rate, and come due in various amounts from 2001 through 2021. Interest rates on some of the issues are subject to change at certain dates in the future. The bondholders may require the Company to redeem certain bonds concurrent with a change in interest rates and certain other bonds annually. In addition, $13,545,000 of these bonds had an unsecured liquidity facility available at December 31, 1997 for which the Company compensated a bank through a commitment fee of 0.07%. There were no borrowings related to this facility at December 31, 1997. The Company classified $22,755,000 of bonds currently subject to redemption options in current maturities of long-term debt at December 31, 1997, and 1996. The Company classified $21,255,000 of bonds subject to redemption options in current maturities of long-term debt at December 31, 1995.

The aggregate amounts of long-term debt maturing in each of the five years subsequent to December 31, 1997 are as follows:

                                                    Amounts         Amounts
                                                 Payable Under    Subject to
                                                   Terms of       Redemption
                                                  Agreements        Options
                                                 -------------    -----------
                                                     (In thousands of dollars)
1998.....................................          $  1,079         $ 22,755
1999.....................................                76               --
2000.....................................                83            4,895
2001.....................................           126,147               --
2002.....................................                --               --


NOTE 11--LEASES

The  Company  leases  various  land,  buildings,   and  equipment.  The  Company
capitalizes all significant leases which qualify as capital leases.

At December 31, 1997, the approximate future minimum aggregate payments for all leases were as follows:

                                                     Operating Leases
                                            ---------------------------
                                             Real     Personal           Capital
                                           Property   Property   Total    Leases
                                           --------   --------  -------  -------
                                                   (In thousands of dollars)
1998 ....................................   $15,832   $ 1,599   $17,431   $   75
1999 ....................................    13,765        30    13,795       75
2000 ....................................     7,505      --       7,505       75
2001 ....................................     4,624      --       4,624       15
2002 ....................................     3,480      --       3,480       --
Thereafter ..............................     8,500      --       8,500       --
                                           --------   --------  -------   ------
Total minimum payments required .........    53,706     1,629    55,335      240
Less amounts representing sublease income     4,023      --       4,023
                                           --------   --------  -------
                                            $49,683   $ 1,629   $51,312
                                           ========   ========  =======
Less imputed interest................................                         29
Present value of minimum lease payments                                   ------
  (included in long-term debt).......................                     $  211
                                                                          ======

Total rent expense, including both items under lease and items rented on a month-to-month basis, was $21,396,000, $18,434,000, and $20,084,000 for 1997,
1996, and 1995, respectively.

NOTE 12--STOCK INCENTIVE PLANS

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

The Plan authorizes the granting of options to purchase shares at a price of not less than 100% of the closing market price on the last trading day preceding the date of grant. The options expire within ten years after the date of grant.

Shares covered by terminated, surrendered or canceled options or stock appreciation rights that are unexercised, by forfeited restricted stock, or by the forfeiture of other awards that do not result in shares being issued, are again available for awards under the Plan.

There were 10,000 shares of restricted stock issued in 1997 with a fair market value of $80.25 per share. There were 235,000 shares of restricted stock issued in 1996 with a fair market value of $76 per share. The shares are scheduled to vest ten years from issuance, although accelerated vesting is provided in certain instances. There were no shares of restricted stock issued in 1995. Restricted stock released totaled 500, 1,000, and 1,050 shares in 1997, 1996, and 1995, respectively. Compensation expense related to restricted stock awards is based upon market price at date of grant and is charged to earnings on a straight-line basis over the period of restriction. Total compensation expense relating to restricted stock was $1,872,000, $282,000, and $42,000 in 1997, 1996, and 1995, respectively.

During 1997 the Company adopted a Director Stock Plan in which non-employee directors participate. A total of 250,000 shares of common stock were reserved for issuance in connection with awards of stock, stock units, stock options, restricted stock, and other stock-based awards under the new plan.

The Company awarded Stock Units under the Director Stock Plan in connection with the termination of previous director compensation plans. A Stock Unit is essentially the economic equivalent of a share of Company stock. Additional deferred fees and dividends are converted to Stock Units based on the market value of the stock at the relevant time.

Payment of the value of Stock Units generally will be made after the termination of service as a director. As of December 31, 1997, eight directors held Stock Units, in connection with which the Company had recognized expense of $1,850,000.

Transactions involving stock options are summarized as follows:

                                                                     Weighted
                                                                      Average
                                                                     Price Per
                                                      Option Shares   Share    Exercisable
                                                      -------------  --------- -----------
Outstanding at January 1, 1995...................        1,514,204    $41.91     1,124,164
  Granted........................................          221,620    $61.91   ===========
  Exercised......................................         (207,402)   $29.44
  Canceled or expired............................          (14,480)   $60.68
                                                      -------------
Outstanding at December 31, 1995.................        1,513,942    $46.36       916,762
  Granted........................................          288,730    $67.62   ===========
  Exercised......................................         (241,181)   $33.99
  Canceled or expired............................          (29,930)   $62.12
                                                      -------------
Outstanding at December 31, 1996.................        1,531,561    $52.01       855,091
  Granted........................................          347,330    $74.75   ===========
  Exercised......................................         (206,351)   $38.33
  Canceled or expired............................          (25,860)   $67.26
                                                      -------------
Outstanding at December 31, 1997.................        1,646,680    $58.28       839,950
                                                      =============            ===========

All options were issued at market price on the date of grant. Options were issued with initial vesting periods ranging from six months to five years.

Information about stock options outstanding at December 31, 1997 is as follows:



                               Options Outstanding
--------------------------------------------------------------------------------
                                                        Weighted Average
                                             -----------------------------------
Range of Exercise         Number             Remaining Contractual      Exercise
      Prices            Outstanding              Life (Years)             Price
-----------------       -----------          ---------------------      --------
    $27.88-$47.38         385,660                    2.33                 $36.16
    $51.50-$62.13         645,250                    5.97                 $58.82
    $67.50-$90.25         615,770                    8.87                 $71.57


                    Options Exercisable
------------------------------------------------------------
Range of Exercise         Number            Weighted Average
      Prices            Exercisable          Exercise Price
-----------------       -----------         ----------------
    $27.88-$47.38         385,660                $36.16
    $51.50-$67.50         454,290                $57.56


Shares available for future awards were 2,383,509, 2,471,719, and 2,965,519 at December 31, 1997, 1996, and 1995, respectively.

In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to account for stock compensation under Accounting Principles Board Opinion No. 25. Pro forma net earnings and earnings per share, as calculated under SFAS No. 123, are as follows:

                                          1997        1996         1995
                                        --------    --------     --------
                                                (In thousands of dollars
                                              except for per share amounts)
Net earnings.........................    $229,107   $206,696     $186,010
Earnings per share:
  Basic..............................    $   4.55   $   4.04     $   3.66
  Diluted............................    $   4.49   $   4.00     $   3.63

The weighted average fair value of the stock options granted during 1997, 1996, and 1995 was $25.90, $21.75, and $20.33, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model based on the date of the grant and the following weighted average assumptions:

                                           1997        1996        1995
                                        ---------   ---------    ---------
Risk-free interest rate..............       6.71%       6.55%        6.82%
Expected life........................   7.0 years   6.5 years    6.5 years
Expected volatility..................      20.97%      21.75%       21.75%
Expected dividend yield..............       1.46%       1.46%        1.46%

NOTE 13--ISSUANCE OF PREFERRED SHARE PURCHASE RIGHTS

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

The Rights expire on May 15, 1999, unless earlier redeemed. They generally are redeemable at $.01 per Right until thirty days following announcement that a person or group, other than a person or group exempt under the plan, has acquired 20% or more of the Company's common stock. They are also automatically redeemable, at the redemption price, upon consummation of certain transactions approved by shareholders in accordance with procedures provided in the plan. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings of the Company.

NOTE 14--INCOME TAXES

The asset and liability approach of SFAS No. 109, "Accounting for Income Taxes," requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial bases and the tax bases of assets and liabilities.

Income tax expense consisted of the following:

                                               1997         1996        1995
                                             --------     --------    --------
                                                 (In thousands of dollars)
Current provision:
  Federal (including foreign).............   $128,470     $113,968    $106,690
  State...................................     27,180       26,324      24,309
                                             ---------    ---------   ---------
    Total current.........................    155,650      140,292     130,999
Deferred tax expense (benefits)...........      2,153           70      (5,515)
                                             ---------    ---------   ---------
Total provision...........................   $157,803     $140,362    $125,484
                                             =========    =========   =========

The deferred tax expense (benefits) represent the net effect of the changes in the amounts of temporary differences.

The income tax effects of temporary differences that gave rise to the net deferred tax asset as of December 31, 1997, 1996, and 1995 were:

                                                    1997        1996        1995
                                                  ---------   ---------   ---------
                                                  (In thousands of dollars)
Current deferred tax assets (liabilities):
  Inventory valuations ........................   $ 23,761    $ 25,059    $ 26,896
  Administrative and general expenses
    deducted on a paid basis for tax purposes .     28,267      26,759      25,004
  Employment related benefits expense .........      2,160       1,778       1,566
  Restructuring costs .........................      5,432       7,428      13,957
  Other .......................................       (272)       (187)       (184)
                                                  ---------   ---------   ---------
    Total net current deferred tax asset ......     59,348      60,837      67,239
                                                  ---------   ---------   ---------
Noncurrent deferred tax assets (liabilities):
  Purchased tax benefits ......................    (26,185)    (29,693)    (32,781)
  Differences related to property,
    buildings, and equipment ..................       (816)       (400)     (1,013)
  Intangible amortization .....................      9,116      14,681      13,208
  Employment related benefits expense .........     14,012      12,709      11,441
  Other .......................................      1,002         496         606
                                                  ---------   ---------   ---------
    Total net noncurrent deferred tax liability     (2,871)     (2,207)     (8,539)
                                                  ---------   ---------   ---------

Net deferred tax asset ........................   $ 56,477    $ 58,630    $ 58,700
                                                  =========   =========   =========

The purchased tax benefits represent lease agreements acquired in prior years under the provisions of the Economic Recovery Act of 1981.

A reconciliation of income tax expense with U.S. federal income taxes at the statutory rate follows:

                                                            1997         1996          1995
                                                         ----------   ----------    ----------
                                                               (In thousands of dollars)
Federal income taxes at the statutory rate ...........   $ 136,373    $ 122,111     $ 109,252
Foreign rate differences .............................       2,034           (4)         --
State income taxes, net of federal income tax benefits      17,954       17,010        15,141
Other--net ...........................................       1,442        1,245         1,091
                                                         ----------   ----------    ----------
  Income tax expense .................................   $ 157,803    $ 140,362     $ 125,484
                                                         ==========   ==========    ==========
  Effective tax rate .................................        40.5%        40.2%         40.2%
                                                         ==========   ==========    ==========

NOTE 15--FOREIGN OPERATIONS

Foreign operations consisted of the following for the year ended December 31, 1997 (in thousands of dollars):

Net Sales:
  Canada ...............................    $  351,312
  Other North American operations ......     3,785,248
                                            ----------
  Total ................................    $4,136,560
                                            ==========
Operating Profit:
  Canada ...............................    $   24,872
  Other North American operations ......       368,287
                                            ----------
  Total ................................    $  393,159
                                            ==========
Identifiable Assets:
  Canada ...............................    $  342,258
  Other North American operations ......     1,655,563
                                            ----------
  Total ................................    $1,997,821
                                            ==========

The Company's revenue and operating earnings from foreign operations were less than 10% of consolidated results for the years ending December 31, 1997, 1996 and 1995.

Primarily as a result of the business acquisition described in Note 2, identifiable assets in foreign countries were $349,332,000 and $332,388,000 at December 31, 1997 and 1996, respectively. Identifiable assets in foreign countries were less than 10% of consolidated assets for the year ended December 31, 1995.

NOTE 16--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of selected quarterly information for 1997 and 1996 is as follows:

                                                               1997 Quarter Ended
                                 -----------------------------------------------------------------------------
                                               (In thousands of dollars except for per share amounts)
                                   March 31        June 30       September 30   December 31     Total
                                   ----------     ----------     ------------   -----------   ----------
Net sales ....................     $  985,556     $1,051,206     $1,066,927     $1,032,871     $4,136,560
Gross profit .................     $  353,280     $  371,029     $  373,152     $  396,891     $1,494,352
Net earnings .................     $   54,609     $   57,559     $   56,480     $   63,185     $  231,833
Earnings per share-basic .....     $     1.05     $     1.14     $     1.14     $     1.28     $     4.61
Earnings per share-diluted ...     $     1.03     $     1.13     $     1.12     $     1.26     $     4.54
                                                               1996 Quarter Ended
                                   ---------------------------------------------------------------------------
                                               (In thousands of dollars except for per share amounts)
                                   March 31         June 30        September 30   December 31     Total
                                   ----------       --------       ------------   -----------    ----------
Net sales ....................       $842,647       $888,624       $901,858       $904,078       $3,537,207
Gross profit .................       $300,498       $309,607       $319,534       $337,575       $1,267,214
Net earnings .................       $ 50,124       $ 49,547       $ 52,272       $ 56,583       $  208,526
Earnings per share-basic .....       $   0.98       $   0.98       $   1.02       $   1.10       $     4.08
Earnings per share-diluted ...       $   0.98       $   0.96       $   1.02       $   1.08       $     4.04

                      W.W. Grainger, Inc. and Subsidiaries

                  SCHEDULE II--ALLOWANCE FOR DOUBTFUL ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                     Balance at    Charged to                           Balance
                                      beginning     costs and                            at end
Description                           of period     expenses   Deductions (a) Other (b) of period
--------------------------------     ----------    ----------  -------------- --------- ---------
                                                       (In thousands of dollars)
Allowance for doubtful accounts

1997 ...........................       $15,302       $9,984       $9,483       $--       $15,803

1996 ...........................        14,229        9,131        8,824       766        15,302

1995 ...........................        15,333        7,780        8,884        --        14,229

(a)  Accounts charged off as uncollectible, less recoveries.
(b)  Business acquired.



                                         W.W. Grainger, Inc. and Subsidiaries                        EXHIBIT 11

                                          COMPUTATIONS OF EARNINGS PER SHARE



                                                                      1997              1996              1995
                                                                  ------------     ------------     ------------

BASIC:
Average number of shares outstanding during the year ........       50,302,259       51,147,753       50,815,081
                                                                  ============     ============     ============
Net earnings ................................................     $231,833,000     $208,526,000     $186,665,000
                                                                  ============     ============     ============
Earnings per share ..........................................     $       4.61     $       4.08     $       3.67
                                                                  ============     ============     ============
DILUTED:

Average number of shares outstanding during the year (basic)        50,302,259       51,147,753       50,815,081

  Common equivalents

    Shares issuable under outstanding options ...............        1,624,745        1,532,878        1,297,551

    Shares which could have been purchased based on
      the average market value for the period ...............        1,092,051        1,096,632          883,851
                                                                  ------------     ------------     ------------
                                                                       532,694          436,246          413,700

Dilutive effect of exercised options prior to being exercised            9,023           16,721            9,355
                                                                  ------------     ------------     ------------

Shares for the portion of the period
  that the options were outstanding .........................          541,717          452,967          423,055

Contingently issuable shares ................................          245,500           35,484            3,081
                                                                  ------------     ------------     ------------
                                                                       787,217          488,451          426,136

Average number of shares outstanding during the year ........       51,089,476       51,636,204       51,241,217
                                                                  ============     ============     ============
Net earnings ................................................     $231,833,000     $208,526,000     $186,665,000
                                                                  ============     ============     ============
Earnings per share ..........................................     $       4.54     $       4.04     $       3.64
                                                                  ============     ============     ============

                                                                      EXHIBIT 23

                        CONSENT OF INDEPENDENT CERTIFIED

                               PUBLIC ACCOUNTANTS



We hereby consent to the incorporation of our report on page 17 of this Form 10-K by reference in the prospectuses constituting part of the Registration Statements on Form S-8 (Nos. 2-67983, 2-54995, 33-43902, and 333-24215) and on
Form S-4 (No. 33-32091) of W.W. Grainger, Inc.


                               GRANT THORNTON LLP


Chicago, Illinois
March 24, 1998