Form 10-Q
period 1998-03-31
GRAINGER W W INC
filed 1998-05-13
CIK 277135

36 Pages Complete


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   [x] Quarterly Report Pursuant to Section 13
                     or 15(d) of the Securities Exchange Act
                     of 1934 For the period ended March 31,
                                      1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 97,744,570 shares (reflects the 2-for-1 stock split effective at the close of business on May 11, 1998) of the Company's Common Stock were outstanding as of May 11, 1998.

The Exhibit Index appears on page 13 in the sequential numbering system.

Part I - FINANCIAL INFORMATION

                      W.W. Grainger, Inc., and Subsidiaries
                      CONSOLIDATED STATEMENTS OF EARNINGS*
             (In thousands of dollars except for per share amounts)
                                   (Unaudited)

                                                 Three Months Ended March 31,
                                               --------------------------------
                                                   1998                1997
                                               -------------      -------------
Net sales ................................     $   1,057,107      $     985,556

Cost of merchandise sold .................           671,952            632,276
                                               -------------      -------------

   Gross profit ..........................           385,155            353,280

Warehousing, marketing, and
   administrative expenses ...............           287,564            261,305
                                               -------------      -------------

   Operating earnings ....................            97,591             91,975

Other income or (deductions)
   Interest income .......................               338              1,390
   Interest expense ......................            (1,683)            (1,148)
   Unclassified-net ......................              (159)              (437)
                                               -------------      -------------
                                                      (1,504)              (195)
                                               -------------      -------------

Earnings before income taxes .............            96,087             91,780

Income Taxes .............................            38,915             37,171
                                               -------------      -------------

   Net earnings ..........................     $      57,172      $      54,609
                                               =============      =============

Earnings per share:

   Basic .................................     $        0.59      $        0.52
                                               =============      =============

   Diluted ...............................     $        0.58      $        0.52
                                               =============      =============

Average number of shares outstanding:

   Basic: ................................        97,224,310        104,397,344
                                               =============      =============

   Diluted ...............................        98,981,736        105,876,828
                                               =============      =============

Cash dividends paid per share ............     $       0.135      $       0.125
                                               =============      =============

* Earnings per share, average number of shares outstanding, and cash dividends paid per share reflect the 2-for-1 stock split effective at the close of business on May 11, 1998.

The accompanying notes are an integral part of these financial statements.


                      W.W. Grainger, Inc., and Subsidiaries
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                            (In thousands of dollars)
                                   (Unaudited)
                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      1998            1997
                                                    --------        --------

Net earnings ..................................     $ 57,172        $ 54,609

Other comprehensive earnings:
   Foreign currency translation
   adjustment .................................        1,177          (2,270)
                                                    --------        --------

Comprehensive earnings ........................     $ 58,349        $ 52,339
                                                    ========        ========

The accompanying notes are an integral part of these financial statements.

                      W.W. Grainger, Inc., and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS*
                            (In thousands of dollars)
                                   (Unaudited)

ASSETS                                                       March 31,    Dec. 31,
                                                              1998         1997
---------------------------------------------------------- -----------  -----------
CURRENT ASSETS
  Cash and cash equivalents .............................. $    36,032  $    46,929
  Accounts receivable, less allowance for doubtful
    accounts of $16,490 in 1998 and $15,803 in 1997 ......     482,500      455,457
  Inventories ............................................     606,174      612,132
  Prepaid expenses .......................................      13,845        9,122
  Deferred income tax benefits ...........................      59,452       59,348
                                                           -----------  -----------
    Total current assets .................................   1,198,003    1,182,988

PROPERTY, BUILDINGS, AND EQUIPMENT .......................   1,111,483    1,087,158
  Less accumulated depreciation and amortization .........     509,589      494,245
                                                           -----------  -----------

  Property, buildings, and equipment-net .................     601,894      592,913

OTHER ASSETS .............................................     237,952      221,920
                                                           -----------  -----------

TOTAL ASSETS ............................................. $ 2,037,849  $ 1,997,821
                                                           ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------
CURRENT LIABILITIES
  Short-term debt ........................................ $     7,249  $     2,960
  Current maturities of long-term debt ...................      23,337       23,834
  Trade accounts payable .................................     274,852      261,802
  Accrued liabilities ....................................     165,314      210,383
  Income Taxes ...........................................      64,211       34,902
                                                           -----------  -----------
    Total current liabilities ............................     534,963      533,881

LONG-TERM DEBT (less current maturities) .................     132,145      131,201

DEFERRED INCOME TAXES ....................................       2,475        2,871

ACCRUED EMPLOYMENT RELATED BENEFITS COSTS ................      36,476       35,207

SHAREHOLDERS' EQUITY
  Cumulative Preferred Stock - $5 par value - authorized,
     12,000,000 shares, issued and outstanding, none .....        --           --
  Common Stock - $0.50 par value - authorized, 300,000,000
      shares; issued, 107,101,998 shares, 1998 and
      106,971,524 shares, 1997 ...........................      53,551       53,486
  Additional contributed capital .........................     242,149      242,289
  Treasury stock, at cost - 9,420,972 shares, 1998 and
     9,249,572 shares, 1997 ..............................    (387,328)    (378,899)
  Unearned restricted stock compensation .................     (16,061)     (16,528)
  Cumulative translation adjustments .....................      (8,033)      (9,210)
  Retained earnings ......................................   1,447,512    1,403,523
                                                           -----------  -----------

  Total shareholders' equity .............................   1,331,790    1,294,661
                                                           -----------  -----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............. $ 2,037,849  $ 1,997,821
                                                           ===========  ===========

*The shareholders' equity section of the balance sheet reflects the 2-for-1 stock split effective at the close of business on May 11, 1998.

The accompanying notes are an integral part of these financial statements.

                      W.W. Grainger, Inc., and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                          1998      1997
                                                        --------  ---------
Cash flows from operating activities:
  Net earnings ........................................ $ 57,172  $  54,609
  Provision for losses on accounts receivable .........    3,145      2,993
  Depreciation and amortization:
    Property, buildings, and equipment ................   15,777     16,757
    Intangibles and goodwill ..........................    4,035      4,103
  Change in operating assets and liabilities:
    (Increase) in accounts receivable .................  (30,188)   (35,255)
    Decrease in inventories ...........................    5,958     59,213
    (Increase) in prepaid expenses ....................   (4,723)    (5,758)
    (Increase) in deferred income taxes ...............     (500)    (2,582)
    Increase in trade accounts payable ................   13,050     13,132
    (Decrease) in other current liabilities ...........  (45,069)   (43,709)
    Increase in current income taxes payable ..........   29,309     36,318
    Increase in accrued employment related
      benefits costs ..................................    1,269      1,064
  Other - net .........................................      981        649
                                                        --------  ---------

Net cash provided by operating activities .............   50,216    101,534
                                                        --------  ---------

Cash flows from investing activities:
  Additions to property, buildings, and
    equipment - net of dispositions ...................  (24,758)   (17,859)
  Expenditures for capitalized software - net .........  (19,387)       513
  Other - net .........................................      944      1,812
                                                        --------  ---------

Net cash (used in) investing activities ...............  (43,201)   (15,534)
                                                        --------  ---------

Cash flows from financing activities:
  Net increase (decrease) in short-term debt ..........    4,289     (1,998)
  Long-term debt payments .............................     (514)      (488)
  Stock incentive plan ................................      (74)       157
  Purchase of treasury stock ..........................   (8,429)   (95,749)
  Cash dividends paid .................................  (13,184)   (13,193)
                                                        --------  ---------

Net cash (used in) financing activities ...............  (17,912)  (111,271)
                                                        --------  ---------

Net (decrease) in cash and cash equivalents ...........  (10,897)   (25,271)

Cash and cash equivalents at beginning of year ........   46,929    126,935
                                                        --------  ---------

Cash and cash equivalents at end of period ............ $ 36,032  $ 101,664
                                                        ========  =========

The accompanying notes are an integral part of these financial statements.

                      W.W. Grainger, Inc., and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.  BASIS OF STATEMENT PRESENTATION

The financial statements and the related notes are condensed and should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions are eliminated.

The consolidated financial statements reflect the 2-for-1 stock split announced on April 29, 1998 effective at the close of business on May 11, 1998 unless indicated otherwise. Computations of basic and diluted earnings per share, average number of shares outstanding, and cash dividends paid per share reflect this stock split. The shareholders' equity section of the balance sheet also reflects the stock split.

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. As of March 31, 1998, there was no recorded tax effect associated with the foreign currency translation adjustment as reported in the Consolidated Statements of Comprehensive Earnings.

Inventories are valued at the lower of cost or market. Cost is determined primarily by the last-in, first-out (LIFO) method.

The unaudited financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the statements contained herein.

Checks outstanding of $32,731,000 and $54,218,000 were included in trade accounts payable at March 31, 1998 and December 31, 1997, respectively.


2.  STOCK SPLIT

On April 29, 1998, the Board of Directors declared a 2-for-1 stock split to shareholders of record on May 11, 1998.


3.  DIVIDEND

On April 29, 1998, the Board of Directors voted a cash dividend of 30 cents per share on the pre-split shares, payable June 1, 1998 to shareholders of record on May 11, 1998.

                      W.W. Grainger, Inc., and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



4.  SHARE REPURCHASE

On April 29, 1998, the Company's Board of Directors restored an existing share repurchase authorization to its original level of five million shares. Prior to this authorization, less than two million shares remained available for repurchase. The number of shares will be adjusted for the May 1998 2-for-1 stock split announced on April 29, 1998, as well as any subsequent stock splits. Repurchases are expected to be made from time to time in open market and privately negotiated transactions. The repurchased shares will be retained in the Company's treasury and be available for general corporate purposes.


5.   EMPLOYERS'    DISCLOSURES   ABOUT   PENSIONS   AND   OTHER   POSTRETIREMENT
     BENEFITS(SFAS) No. 132

Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' disclosure about Pensions and Other Postretirement Benefits", is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans by standardizing certain disclosure requirements. In accordance with the release, the Company plans to adopt SFAS No. 132 for the year ended December 31, 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1997:

Net Sales

Net sales of $1,057,107,000 in the 1998 first quarter increased 7.3% from net sales of $985,556,000 for the comparable 1997 period. There were 63 sales days in both the 1998 and 1997 quarters. The year 1998 will have the same number of sales days as did the year 1997 (255).

The sales increase of 7.3% for the 1998 first quarter, as compared with the 1997 first quarter, was principally volume related. This increase primarily represented the effects of the Company's market initiatives, which included new product additions and the National Accounts, Integrated Supply, and Direct Marketing programs.

Sales of seasonal products for the Company declined approximately 13% in the 1998 first quarter as compared with the same 1997 period. Many regions of the country experienced milder weather during the quarter versus the comparable 1997 period. Sales of all other products for the Company increased approximately 9% in the 1998 first quarter as compared with the same 1997 period.

The Company's Grainger branch-based business experienced selling price increases of about 1.3% when comparing the first quarters of 1998 and 1997. Daily sales to National Account customers within this branch-based business increased an estimated 13%, on a comparable basis, over the 1997 first quarter.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Net Earnings

Net earnings of $57,172,000 in the 1998 first quarter increased 4.7% when compared to net earnings of $54,609,000 for the comparable 1997 period. The net earnings increase was lower than the net sales increase due to operating expenses (warehousing, marketing, and administration) increasing at a faster rate than net sales, lower interest income, and higher interest expense, partially offset by higher gross profit margins.

The Company's gross profit margin increased by 0.58 percentage point when comparing the first quarters of 1998 and 1997. Of note are the following favorable factors affecting the Company's gross profit margin:

1.   Selling price increases exceeded the level of cost increases.

2. The change in product mix was favorable as the sales of Lab Safety Supply (generally higher than average gross profit margins) increased as a percent of total sales and seasonal product sales (generally lower than average gross profit margins) declined.

Partially offsetting the above factors were sales of sourced products (generally lower than average gross profit margins) which increased as a percent of total sales.

Operating expenses (warehousing, marketing, and administrative) for the Company increased 10.0% for the 1998 first quarter as compared with the same 1997 period. This rate of increase was greater than the rate of increase in net sales. Factors contributing to this rate of increase were the following:

1.   Operating expenses were higher as a result of the following initiatives:

     a.   Continued expansion of the Company's integrated supply business;
     b.   Continued   development  of  the  Company's  full  service   marketing
          capabilities on the Internet;
     c. Increased advertising expenses supporting the Company's marketing initiatives; and
     d.   Expansion of the Company's telesales capability.

2. Operating expenses related to data processing were higher by an estimated $9,000,000 compared with 1997, as adjusted for 1998 volume increases. This was primarily due to incurring expenses related to Year 2000 compliance and the ongoing installation of the new business enterprise system.

     As disclosed in the Company's 1997 Form 10-K, due to the above two projects, 1998 annual data processing expenses are estimated to be a net $20,000,000 to $25,000,000 higher than 1997 annual data processing expenses, as adjusted for volume related changes.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


Net Earnings (continued)

       The estimated expenses for these projects are based on management's current assessment and were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved or that all components of Year 2000 compliance will be addressed as planned. Uncertainties include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and the sources and timeliness of various systems replacements.

       For a more  detailed  discussion  of the Year  2000  issue,  see "Item 7:
       Management's Discussion and Analysis of Financial Condition and the Results of Operations" in the Company's 1997 Form 10-K filed with the Securities and Exchange Commission.

Interest income decreased $1,052,000 for the first quarter of 1998 as compared with the same period in 1997. This decrease resulted from lower average daily invested balances. Interest income was affected by the purchase of approximately 4,200,000 pre-split shares of the Company's common stock during the year 1997. These purchases contributed to lower average daily invested balances. The decrease in interest income was partially offset by higher average interest rates earned.

Interest expense increased $535,000 for the first quarter of 1998 as compared with the same period in 1997. This increase resulted from higher average interest rates paid on all outstanding debt. The increase was partially offset by higher capitalized interest and slightly lower average borrowings.

The Company's effective income tax rate was 40.5% for the first quarters of both 1998 and 1997.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES



For the three months ended March 31, 1998, working capital increased by $13,933,000. The ratio of current assets to current liabilities was 2.2 at March 31, 1998 and December 31, 1997. The Consolidated Statements of Cash Flows, included in this report, detail the sources and uses of cash and cash equivalents.

The Company continues to maintain a low debt ratio and strong liquidity position, which provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, the Company has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit and otherwise. Total debt, as a percent of Shareholders' Equity, was 12.2% at March 31, 1998 and December 31, 1997. For the first three months of 1998, $19,157,000 was expended for land, buildings, and facilities improvements, and $25,905,000 for data processing, office and other equipment, and capitalized software, for a total of $45,062,000.

                      W.W. Grainger, Inc., and Subsidiaries
                           PART II - OTHER INFORMATION



Items 1, 3, and 5 not applicable.

Item 2    Changes in Securities

          Effective at the close of business on May 11, 1998, the Company amended its Restated Articles of Incorporation. Such amendment resulted in a two-for-one stock split, pursuant to which (1) the authorized common stock of the Company was changed from 150,000,000 shares of the par value of $0.50 each to 300,000,000 shares of the same par value, (2) the authorized preferred stock of the Company was changed from 6,000,000 shares of the par value of $5.00 each to 12,000,000 shares of the same value, and (3) each share of common stock of the Company then issued was split into two shares of common stock of the Company.

Item 4    Submission of Matters to a Vote of Security Holders.

          An annual meeting of shareholders of the Company was held on April 29, 1998. At that meeting:

          a) Management's nominees listed in the proxy statement pertaining to the meeting were elected directors for the ensuing year. Of the 44,220,991 shares (pre-split basis) present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which authority to vote in the election was withheld, were as follows with respect to each of the nominees:

                                    Shares Voted for   Shares as to Which Voting
                   Name                 Election           Authority Withheld
            ---------------------   ---------------     ------------------------
            G. R. Baker                43,950,860             270,131
            R. E. Elberson             43,954,009             266,982
            J. D. Fluno                43,956,844             264,147
            W. H. Gantz                43,955,450             265,541
            D. W. Grainger             43,957,041             263,950
            R. L. Keyser               43,954,660             266,331
            J. W. McCarter, Jr         43,956,169             264,822
            J. D. Slavik               43,958,103             262,888
            H. B. Smith                43,956,386             264,605
            F. L. Turner               43,954,691             266,300
            J. S. Webb                 43,966,271             254,720

          b) A proposal to ratify the appointment of Grant Thornton, LLP as independent auditors of the Company for the year ended December 31, 1998 was approved. Of the 44,220,991 shares (pre-split basis) present in person or represented by proxy at the meeting, 43,634,621 shares were voted for the proposal, 28,998 shares were voted against the proposal, and 557,372 shares abstained from voting with respect to the proposal.

                      W.W. Grainger, Inc., and Subsidiaries
                           PART II - OTHER INFORMATION
                                                                                EXHIBIT INDEX
                                                                                -------------
Item 6    Exhibits  (numbered in  accordance  with Item 601 of
          regulation S-K) and Reports on Form 8-K.

          (a) Exhibits

               (10) Material Contracts

                    (a)  Copy of the Certificate of Adjustment provided pursuant to the  Rights  Agreement  dated as of April  26,  1989
                         between  the  Company  and The First  National  Bank of
                         Boston, as Rights Agent,  which Certificate  relates to
                         the two-for-one stock split of the Company effective at
                         the close of business on May 11, 1998.                    16

                    (b)  Copy of the W.W.  Grainger,  Inc. 1990 Long-Term  Stock
                         Incentive Plan, as amended.                              17-26

                    (c)  Copy of the W.W. Grainger, Inc. Director Stock Plan.     27-36

               (11) Computation  of  Earnings  per Common and Common  Equivalent
                    Share                                                          15

               (27) Financial Data Schedule

          (b)  Reports on Form 8-K - None.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          W.W. Grainger, Inc.
                         ------------------------------------------------------
                                              (Registrant)



Date: May 13, 1998   By:                     /s/ J.D. Fluno
------------------       ------------------------------------------------------
                                        J.D. Fluno, Vice Chairman



Date: May 13, 1998   By:                      /s/ P.O. Loux
------------------       ------------------------------------------------------
                           P.O. Loux, Senior Vice President, Finance and Chief
                                            Financial Officer



Date: May 13, 1998   By:                    /s/ R.D. Pappano
------------------       ------------------------------------------------------
                          R.D. Pappano, Vice President, Financial Reporting and
                                           Investor Relations