Form 10-Q
period 1998-06-30
GRAINGER W W INC
filed 1998-08-12
CIK 277135

23 Pages Complete


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   [x] Quarterly Report Pursuant to Section 13
                     or 15(d) of the Securities Exchange Act
                                     of 1934
                       For the period ended June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 97,702,187 shares of the Company's Common Stock were outstanding as of July 31, 1998.

The Exhibit Index appears on page 15 in the sequential numbering system.

Part I - FINANCIAL INFORMATION

                      W.W. Grainger, Inc., and Subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS
             (In thousands of dollars except for per share amounts)
                                   (Unaudited)

                                          Three Months Ended June 30,       Six Months Ended June 30,
                                        ------------------------------    ------------------------------
                                             1998             1997            1998             1997
                                        -------------    -------------    -------------    -------------
Net sales ...........................   $   1,118,970    $   1,051,206    $   2,176,077    $   2,036,762

Cost of merchandise sold ............         717,011          680,177        1,388,963        1,312,453
                                        -------------    -------------    -------------    -------------

  Gross profit ......................         401,959          371,029          787,114          724,309

Warehousing, marketing, and
  administrative expenses ...........         301,193          273,044          588,757          534,349
                                        -------------    -------------    -------------    -------------

  Operating earnings ................         100,766           97,985          198,357          189,960

Other income or (deductions)
  Interest income ...................             142              512              480            1,902
  Interest expense ..................          (1,614)          (1,428)          (3,297)          (2,576)
  Unclassified-net ..................             286             (332)             127             (769)
                                        -------------    -------------    -------------    -------------
                                               (1,186)          (1,248)          (2,690)          (1,443)
                                        -------------    -------------    -------------    -------------

Earnings before income taxes ........          99,580           96,737          195,667          188,517

Income taxes ........................          40,330           39,178           79,245           76,349
                                        -------------    -------------    -------------    -------------

  Net earnings ......................   $      59,250    $      57,559    $     116,422    $     112,168
                                        =============    =============    =============    =============

Earnings per share:

  Basic .............................   $        0.61    $        0.57    $        1.20    $        1.09
                                        =============    =============    =============    =============

  Diluted ...........................   $        0.60    $        0.56    $        1.18    $        1.08
                                        =============    =============    =============    =============

Average number of shares outstanding:

  Basic .............................      97,246,552      100,887,998       97,235,431      102,642,671
                                        =============    =============    =============    =============

  Diluted ...........................      99,061,632      102,287,338       99,021,684      104,082,082
                                        =============    =============    =============    =============

Cash dividends paid per share .......   $       0.15    $        0.135    $       0.285    $        0.26
                                        =============    =============    =============    =============

The accompanying notes are an integral part of these financial statements.

                                       W.W. Grainger, Inc., and Subsidiaries
                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                             (In thousands of dollars)
                                                    (Unaudited)

                                         Three Months Ended June 30,     Six Months Ended June 30,
                                         ---------------------------     -------------------------
                                              1998          1997              1998         1997
                                           -----------    ---------        ---------    ---------
Net Earnings ...........................   $  59,250      $  57,559        $ 116,422    $ 112,168

Other comprehensive earnings:
  Foreign currency translation
  adjustments ..........................      (5,179)           713           (4,002)      (1,557)
                                           ---------      ---------        ---------    ---------

Comprehensive earnings .................   $  54,071      $  58,272        $ 112,420    $ 110,611
                                           =========      =========        =========    =========

The accompanying notes are an integral part of these financial statements.

                                       W.W. Grainger, Inc., and Subsidiaries
                                            CONSOLIDATED BALANCE SHEETS
                                             (In thousands of dollars)
                                                    (Unaudited)

ASSETS                                                      June 30, 1998     Dec. 31, 1997
----------------------------------------------------------  -------------     -------------
CURRENT ASSETS
  Cash and cash equivalents ..............................   $    48,989       $    46,929
  Accounts receivable, less allowance for doubtful
    accounts of $17,542 for 1998 and $15,803 for 1997 ....       515,760           455,457
  Inventories ............................................       584,051           612,132
  Prepaid expenses .......................................        15,564             9,122
  Deferred income tax benefits ...........................        59,934            59,348
                                                             -----------       -----------

    Total current assets .................................     1,224,298         1,182,988

PROPERTY, BUILDINGS, AND EQUIPMENT .......................     1,141,657         1,087,158
    Less accumulated depreciation and amortization .......       524,840           494,245
                                                             -----------       -----------
    Property, buildings, and equipment-net ...............       616,817           592,913
  OTHER ASSETS ...........................................       230,493           221,920
                                                             -----------       -----------
  TOTAL ASSETS ...........................................   $ 2,071,608       $ 1,997,821
                                                             ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------
CURRENT LIABILITIES
  Short-term debt ........................................   $     6,024       $     2,960
  Current maturities of long-term debt ...................        22,834            23,834
  Trade accounts payable .................................       282,867           261,802
  Accrued liabilities ....................................       196,846           210,383
  Income taxes ...........................................        26,582            34,902
                                                             -----------       -----------

    Total current liabilities ............................       535,153           533,881

LONG-TERM DEBT (less current maturities) .................       127,955           131,201

DEFERRED INCOME TAXES ....................................           746             2,871

ACCRUED EMPLOYMENT RELATED BENEFITS COSTS ................        38,128            35,207

SHAREHOLDERS' EQUITY
  Cumulative Preferred Stock - $5 par value - authorized,
    12,000,000 shares, issued and outstanding, none ......          --                --
  Common Stock - $0.50 par value - authorized, 300,000,000
    shares; issued, 107,201,960 shares, 1998, and
    106,971,524 shares, 1997 .............................        53,601            53,486
  Additional contributed capital .........................       246,426           242,289
  Treasury stock, at cost - 9,500,172 shares, 1998, and
    9,249,572 shares, 1997  ..............................      (391,552)         (378,899)
  Unearned restricted stock compensation .................       (17,737)          (16,528)
  Cumulative translation adjustments .....................       (13,212)           (9,210)
  Retained earnings ......................................     1,492,100         1,403,523
                                                             -----------       -----------

  Total shareholders' equity .............................     1,369,626         1,294,661
                                                             -----------       -----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............   $ 2,071,608       $ 1,997,821
                                                             ===========       ===========

  The accompanying notes are an integral part of these financial statements.


                                       W.W. Grainger, Inc., and Subsidiaries
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (In thousands of dollars)
                                                    (Unaudited)

                                                                Six Months Ended June 30,
                                                            -------------------------------
                                                                  1998             1997
                                                               ------------    ------------
Cash flows from operating activities:
  Net earnings .............................................   $    116,422    $    112,168
  Provision for losses on accounts receivable ..............          6,482           6,033
  Depreciation and amortization:
    Property, buildings, and equipment .....................         31,365          32,608
    Intangibles and goodwill ...............................          8,052           8,259
    Capitalized software ...................................          4,773             585
  Change in operating assets and liabilities:
    (Increase) in accounts receivable ......................        (66,785)        (70,278)
    Decrease in inventories ................................         28,081          99,503
    (Increase) in prepaid expenses .........................         (6,442)         (5,849)
    (Increase) decrease in deferred income taxes ...........         (2,711)            699
    Increase in trade accounts payable .....................         21,065           2,337
    (Decrease) in other current liabilities ................        (13,537)        (23,338)
    (Decrease) in current income taxes payable .............         (8,320)           (442)
    Increase in accrued employment related
      benefits costs .......................................          2,921           2,443
  Other - net ..............................................            904           1,391
                                                               ------------    ------------
Net cash provided by operating activities ..................        122,270         166,119
                                                               ------------    ------------

Cash flows from investing activities:
  Additions to property, buildings, and
    equipment - net of dispositions ........................        (55,269)        (43,134)
  Expenditures for capitalized software ....................        (25,378)           (122)
  Other - net ..............................................         (3,170)            763
                                                               ------------    ------------

Net cash (used in) investing activities ....................        (83,817)        (42,493)
                                                               ------------    ------------

Cash flows from financing activities:
  Net increase in short-term debt ..........................          3,064          73,853
  Long-term debt payments ..................................         (1,032)           (982)
  Stock incentive plan .....................................          2,031           1,169
  Purchase of treasury stock - net .........................        (12,611)       (265,748)
  Cash dividends paid ......................................        (27,845)        (27,161)
                                                               ------------    ------------

 Net cash (used in) financing activities ...................        (36,393)       (218,869)
                                                               ------------    ------------

Net increase (decrease) in cash and cash equivalents .......          2,060         (95,243)

Cash and cash equivalents at beginning of year .............         46,929         126,935
                                                               ------------    ------------

Cash and cash equivalents at end of period .................   $     48,989    $     31,692
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

The consolidated financial statements have been retroactively restated to reflect the 2-for-1 stock split announced on April 29, 1998 effective at the close of business on May 11, 1998, unless indicated otherwise. Computations of basic and diluted earnings per share, average number of shares outstanding, and cash dividends paid per share reflect this stock split.

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. As of June 30, 1998, there was no recorded tax effect associated with the foreign currency translation adjustments as reported in the Consolidated Statements of Comprehensive Earnings.

Inventories are valued at the lower of cost or market. Cost is determined primarily by the last-in, first-out (LIFO) method.

The unaudited financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the statements contained herein.

Checks outstanding of $42,194,000 and $54,218,000 were included in trade accounts payable at June 30, 1998 and December 31, 1997, respectively.

2.  DIVIDEND

On July 29, 1998, the Board of Directors declared a quarterly dividend of 15 cents per share, payable September 1, 1998 to shareholders of record on August 10, 1998.

                      W.W. Grainger, Inc., and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)




3.  SHARE REPURCHASE

On April 29, 1998, the Company's Board of Directors restored an existing share repurchase authorization to its original level of ten million shares. Prior to this authorization, less than four million shares remained available for repurchase. The number of shares have been adjusted for the May 1998 2-for-1 stock split announced on April 29, 1998, and will automatically be adjusted for any subsequent stock splits. Repurchases are expected to be made from time to time in open market and privately negotiated transactions. The repurchased shares will be retained in the Company's treasury and be available for general corporate purposes.

4. EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS (SFAS No. 132)

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1997:

Net Sales

Net sales of $1,118,970,000 for the 1998 second quarter increased 6.4% from net sales of $1,051,206,000 for the comparable 1997 period. There were 64 sales days in both the 1998 and 1997 second quarters. The year 1998 will have the same number of sales days as did the year 1997 (255).

The sales increase of 6.4% for the 1998 second quarter, as compared with the 1997 second quarter, was principally volume related. This increase primarily represented the effects of the Company's market initiatives which included new product additions, and the National Accounts, Integrated Supply, and Direct Marketing programs.

Sales of seasonal products for the Company increased approximately 12% in the 1998 second quarter as compared with the same 1997 period. Many regions of the country experienced warmer weather during the second quarter of 1998 versus the comparable 1997 period. Sales of all other products for the Company increased approximately 6% in the 1998 second quarter as compared with the same 1997 period.

The Company's growth in daily sales for the 1998 second quarter versus the same 1997 period was constrained by the following factors:

1. The overall effect that the General Motors Corp. strike had on the U.S. economy during June 1998.

2. A decline in sales at Acklands - Grainger, Inc. (AGI), the Company's Canadian subsidiary, which resulted from a slowdown in sales to customers in the oil and other natural resources industries. An unfavorable change in the Canadian exchange rate also contributed to this decline.

The Company's Grainger branch-based business experienced selling price increases of about 0.7% when comparing the second quarters of 1998 and 1997. Daily sales to National Account customers within the branch-based business increased an estimated 9%, on a comparable basis, over the 1997 second quarter.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


Net Earnings

Net earnings of $59,250,000 in the 1998 second quarter increased 2.9% when compared to net earnings of $57,559,000 for the comparable 1997 period. The net earnings increase was lower than the net sales increase due to operating expenses (warehousing, marketing, and administration) increasing at a faster rate than net sales, lower interest income, and higher interest expense, partially offset by higher gross profit margins.

The Company's gross profit margin increased by 0.62 percentage point when comparing the second quarters of 1998 and 1997. Of note are the following favorable factors affecting the Company's gross profit margin:

1.   Selling price increases exceeded the level of cost increases.

2. The net change in product mix was favorable. The sales of Lab Safety Supply (generally higher than average gross profit margins) increased as a percent of total sales. The sales of AGI (generally lower than average gross profit margins) decreased as a percent of total sales. These favorable changes in product mix were partially offset by the sales of seasonal products (generally lower than average gross profit margins) which increased as a percent of total sales.

Partially offsetting the above factors was an unfavorable change in selling price category mix which was primarily related to sales promotions.

Operating expenses (warehousing, marketing, and administrative) for the Company increased 10.3% for the 1998 second quarter as compared with the same 1997 period. This rate of increase was greater than the rate of increase in net sales. The following factors contributed to this higher rate of increase:

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


Net Earnings (continued)


    2. Operating expenses related to data processing were higher by an estimated $6,000,000 compared with 1997, as adjusted for 1998 volume increases. This was primarily due to incurring expenses related to Year 2000 compliance and the ongoing installation of the new business enterprise system.

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

       For a more  detailed  discussion  of the Year  2000  issue,  see "Item 7:
       Management's Discussion and Analysis of Financial Condition and the Results of Operations" included in the Company's 1997 Form 10-K filed with the Securities and Exchange Commission.

Interest income decreased $370,000 for the second quarter of 1998 as compared with the same period in 1997. This decrease resulted from lower average daily invested balances and lower average interest rates earned.

Interest expense increased $186,000 for the second quarter of 1998 as compared with the same period in 1997. This increase resulted from higher average interest rates paid on all outstanding debt and lower capitalized interest.
The increase was partially offset by lower average borrowings.


The Company's effective income tax rate was 40.5% for the second quarters of both 1998 and 1997.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1997:

Net Sales

Net sales of $2,176,077,000 for the first six months of 1998 increased 6.8% from net sales of $2,036,762,000 for the comparable 1997 period. There were 127 sales days in both the first six months of 1998 and 1997. The year 1998 will have the same number of sales days as did the year 1997 (255).

The sales increase of 6.8% for the first six months of 1998, as compared with the same 1997 period, was principally volume related. This increase primarily represented the effects of the Company's market initiatives which included new product additions, and the National Accounts, Integrated Supply, and Direct Marketing programs.

Sales of seasonal products for the Company increased approximately 4% in the first six months of 1998 as compared with the same 1997 period. Sales of all other products for the Company increased approximately 7% in the first six months of 1998 as compared with the same 1997 period.

The Company's growth in daily sales for the first six months of 1998 versus the same 1997 period was constrained by a decline in sales for AGI as discussed for the second quarter of 1998. (See the Second Quarter Net Sales discussion.)

The Company's Grainger branch-based business experienced selling price increases of about 1.0% when comparing the first six months of 1998 and 1997. Daily sales to National Account customers within the branch-based business increased an estimated 11%, on a comparable basis, over the same 1997 period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Net Earnings

Net earnings of $116,422,000 for the first six months of 1998 increased 3.8% when compared to net earnings of $112,168,000 for the comparable 1997 period. The net earnings increase was lower than the sales increase primarily due to operating expenses (warehousing, marketing, and administrative) increasing at a faster rate than net sales, lower interest income, and higher interest expense, partially offset by higher gross profit margins.

The Company's gross profit margin increased by 0.61 percentage point when comparing the first six months of 1998 and 1997. Of note are the following favorable factors affecting the Company's gross profit margins:

1.   Selling price increases exceeded the level of cost increases.

2. The change in product mix was favorable. The sales of Lab Safety Supply (generally higher than average gross profit margins) increased as a percent of total sales. The sales of AGI (generally lower than average gross profit margins) decreased as a percent of total sales. The sales of seasonal products (generally lower than average gross profit margins) decreased as a percent of total sales.


Partially offsetting the above factors were the following:

1. Sales of sourced products (generally lower than average gross profit margins) increased as a percent of total sales.

2. The change in selling price category mix was unfavorable which primarily related to sales promotions.

Operating expenses (warehousing, marketing, and administrative) for the Company increased 10.2% for the first six months of 1998 as compared with the same 1997 period. This rate of increase was greater than the rate of increase in net sales. The following factors contributed to this higher rate of increase:


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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


Net Earnings (continued)

2. Operating expenses related to data processing were higher by an estimated $15,000,000 compared with 1997, as adjusted for 1998 volume increases. This was primarily due to incurring expenses related to Year 2000 compliance and the ongoing installation of the new business enterprise system.

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

     For a more  detailed  discussion  of the  Year  2000  issue,  see  "Item 7:
     Management's Discussion and Analysis of Financial Condition and the Results of Operations" included in the Company's 1997 Form 10-K filed with the Securities and Exchange Commission.

Interest income decreased $1,422,000 for the first six months of 1998 as compared with the same period in 1997. This decrease primarily resulted from lower average daily invested balances. Interest income was affected by the purchase of approximately 8,400,000 shares of the Company's common stock, on a split adjusted basis, during the year 1997. These purchases contributed to lower average daily invested balances. The decrease in interest income was partially offset by higher average interest rates earned.

Interest expense increased $721,000 for the first six months of 1998 as compared with the same period in 1997. The increase can be explained primarily by the same factors discussed for the second quarter of 1998. (See the Second Quarter Net Earnings discussion.)

The Company's effective income tax rate was 40.5% for the first six months of both 1998 and 1997.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES



For the six months ended June 30, 1998, working capital increased by $40,038,000. The ratio of current assets to current liabilities was 2.3 at June 30, 1998 and 2.2 at December 31, 1997. The Consolidated Statements of Cash Flows, included in this report, detail the sources and uses of cash and cash equivalents.

The Company continues to maintain a low debt ratio and strong liquidity position, which provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, the Company has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit and otherwise. Total debt, as a percent of Shareholders' Equity, was 11.4% at June 30, 1998 and 12.2% at December 31, 1997. For the first six months of 1998, $39,277,000 were expended for land, buildings, and facilities improvements; $15,964,000 were expended for data processing, office, and other equipment; and $25,378,000 were expended for capitalized software, for a total of $80,619,000.

                      W.W. Grainger, Inc., and Subsidiaries
                           PART II - OTHER INFORMATION


Items 1,2,3,4, and 5 not applicable.

                                                                                EXHIBIT INDEX
                                                                                -------------
Item 6    Exhibits  (numbered in  accordance  with Item 601 of
          regulation S-K) and Reports on Form 8-K.

         (a) Exhibits

                (3)(i)    Restated Articles of Incorporation filed
                             May 26, 1998.                                         19 - 23

                (11)       Computation of Earnings Per Share.                      17 - 18

                (27)       Financial Data Schedule.

         (b) Reports on Form 8-K - None.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           W.W. Grainger, Inc.
                           -----------------------------------------------------
                                                (Registrant)



Date: August 12, 1998      By:               /s/ J.D. Fluno
---------------------      -----------------------------------------------------
                                        J.D. Fluno, Vice Chairman



Date: August 12, 1998      By:               /s/ P.O. Loux
-------------------------  -----------------------------------------------------
                           P.O. Loux, Senior Vice President, Finance and Chief
                                            Financial Officer



Date: August 12, 1998      By:              /s/ R.D. Pappano
-------------------------  -----------------------------------------------------
                           R.D. Pappano, Vice President, Financial Reporting and
                                                   Investor Relations