Form 10-Q
period 1998-09-30
GRAINGER W W INC
filed 1998-11-12
CIK 277135

41 Pages Complete


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   [x] Quarterly Report Pursuant to Section 13
                     or 15(d) of the Securities Exchange Act
                                     of 1934
                     For the period ended September 30, 1998

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from

                                ________to_______

                                 _______________


                          Commission file number 1-5684

                I.R.S. Employer Identification Number 36-1150280

                               W.W. Grainger, Inc.
                            (An Illinois Corporation)
                            455 Knightsbridge Parkway
                        Lincolnshire, Illinois 60069-3620
                            Telephone: (847)793-9030

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 94,949,080 shares of the Company's Common Stock were outstanding as of October 30, 1998.

The Exhibit Index appears on page 18 in the sequential numbering system.

Part I - FINANCIAL INFORMATION

                      W.W. Grainger, Inc., and Subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS
             (In thousands of dollars except for per share amounts)
                                   (Unaudited)

                                             Three Months Ended                  Nine Months Ended
                                                September 30,                     September 30,
                                        ------------------------------    ------------------------------
                                            1998             1997             1998              1997
                                        -------------    -------------    -------------    -------------
Net sales ...........................   $   1,120,038    $   1,066,927    $   3,296,115    $   3,103,689

Cost of merchandise sold ............         714,727          693,775        2,103,690        2,006,228
                                        -------------    -------------    -------------    -------------

  Gross profit ......................         405,311          373,152        1,192,425        1,097,461

Warehousing, marketing, and
  administrative expenses ...........         309,068          277,338          897,825          811,687
                                        -------------    -------------    -------------    -------------

  Operating earnings ................          96,243           95,814          294,600          285,774

Other income or (deductions)
  Interest income ...................             672              314            1,152            2,216
  Interest expense ..................          (1,550)          (1,436)          (4,847)          (4,012)
  Unclassified-net ..................          (1,097)             233             (970)            (536)
                                        -------------    -------------    -------------    -------------
                                               (1,975)            (899)          (4,665)          (2,332)
                                        -------------    -------------    -------------    -------------

Earnings before income taxes ........          94,268           94,925          289,935          283,442

Income taxes ........................          38,179           38,445          117,424          114,794
                                        -------------    -------------    -------------    -------------

  Net earnings ......................   $      56,089    $      56,480    $     172,511    $     168,648
                                        =============    =============    =============    =============

Earnings per share:

  Basic .............................   $        0.58    $        0.57    $        1.78    $        1.66
                                        =============    =============    =============    =============

  Diluted ...........................   $        0.57    $        0.56    $        1.75    $        1.64
                                        =============    =============    =============    =============

Average number of shares outstanding:

  Basic .............................      96,519,586       98,968,570       96,996,816      101,417,971
                                        =============    =============    =============    =============

  Diluted ...........................      98,010,294      100,669,166       98,684,554      102,944,444
                                        =============    =============    =============    =============

Cash dividends paid per share .......   $        0.15    $       0.135    $       0.435    $       0.395
                                        =============    =============    =============    =============


The accompanying notes are an integral part of these financial statements.

                      W.W. Grainger, Inc., and Subsidiaries
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                            (In thousands of dollars)
                                   (Unaudited)


                                             Three Months Ended                  Nine Months Ended
                                                September 30,                     September 30,
                                        ------------------------------   ----------------------------
                                            1998             1997             1998            1997
                                        -------------    -------------   -------------   ------------
Net Earnings ..........................  $     56,089    $     56,480    $    172,511    $    168,648

Other comprehensive earnings:
  Foreign currency translation
    adjustments .......................        (6,547)            (11)        (10,549)         (1,568)
                                         ------------    ------------    ------------    ------------

Comprehensive earnings ................  $     49,542    $     56,469    $    161,962    $    167,080
                                         ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements.


                      W.W. Grainger, Inc., and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)
ASSETS                                                                            Sept. 30, 1998  Dec. 31, 1997
--------------------------------------------------------------------------------  --------------  -------------
CURRENT ASSETS
  Cash and cash equivalents ....................................................   $     46,071    $     46,929
  Accounts receivable, less allowance for doubtful
    accounts of $18,091 for 1998 and $15,803 for 1997 ..........................        496,646         455,457
  Inventories ..................................................................        570,330         612,132
  Prepaid expenses .............................................................         13,296           9,122
  Deferred income tax benefits .................................................         60,480          59,348
                                                                                   ------------    ------------
    Total current assets .......................................................      1,186,823       1,182,988

PROPERTY, BUILDINGS, AND EQUIPMENT .............................................      1,173,130       1,087,158
  Less accumulated depreciation and amortization ...............................        538,540         494,245
                                                                                   ------------    ------------
  Property, buildings, and equipment-net .......................................        634,590         592,913
OTHER ASSETS ...................................................................        230,143         221,920
                                                                                   ------------    ------------
TOTAL ASSETS ...................................................................   $  2,051,556    $  1,997,821
                                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
CURRENT LIABILITIES
  Short-term debt ..............................................................   $     44,971    $      2,960
  Current maturities of long-term debt .........................................         22,829          23,834
  Trade accounts payable .......................................................        279,256         261,802
  Accrued liabilities ..........................................................        216,638         210,383
  Income taxes .................................................................         23,213          34,902
                                                                                   ------------    ------------
    Total current liabilities ..................................................        586,907         533,881

LONG-TERM DEBT (less current maturities) .......................................        122,788         131,201

DEFERRED INCOME TAXES ..........................................................            332           2,871

ACCRUED EMPLOYMENT RELATED BENEFITS COSTS ......................................         38,989          35,207

SHAREHOLDERS' EQUITY
  Cumulative Preferred Stock - $5 par value - authorized,
    12,000,000 shares, issued and outstanding, none ............................           --              --
  Common Stock - $0.50 par value - authorized, 300,000,000
    shares; issued, 107,206,360 shares, 1998, and
    106,971,524 shares, 1997 ...................................................         53,603          53,486
  Additional contributed capital ...............................................        248,594         242,289
  Treasury stock, at cost - 11,985,172 shares, 1998, and
    9,249,572 shares, 1997 .....................................................       (496,233)       (378,899)
  Unearned restricted stock compensation .......................................        (17,216)        (16,528)
  Cumulative translation adjustments ...........................................        (19,759)         (9,210)
  Retained earnings ............................................................      1,533,551       1,403,523
                                                                                   ------------    ------------

  Total shareholders' equity ...................................................      1,302,540       1,294,661
                                                                                   ------------    ------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................................   $  2,051,556    $  1,997,821
                                                                                   ============    ============

The accompanying notes are an integral part of these financial statements.

                      W.W. Grainger, Inc., and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)
                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                                  1998           1997
                                                               -----------    -----------
Cash flows from operating activities:
  Net earnings .............................................   $   172,511    $   168,648
  Provision for losses on accounts receivable ..............         9,771          9,290
  Depreciation and amortization:
    Property, buildings, and equipment .....................        46,236         48,078
    Intangibles and goodwill ...............................        12,020         12,339
    Capitalized software ...................................         6,961            801
  Change in operating assets and liabilities:
    (Increase) in accounts receivable ......................       (50,960)       (69,275)
    Decrease in inventories ................................        41,802        110,444
    (Increase) in prepaid expenses .........................        (4,174)        (3,360)
    (Increase) decrease in deferred income taxes ...........        (3,671)         2,356
    Increase in trade accounts payable .....................        17,454         28,290
    Increase (decrease) in other current liabilities .......         6,255           (882)
    (Decrease) increase in current income taxes payable ....       (11,689)         1,722
    Increase in accrued employment related
      benefits costs .......................................         3,782          3,356
  Other - net ..............................................           995          1,463
                                                               -----------    -----------

Net cash provided by operating activities ..................       247,293        313,270
                                                               -----------    -----------

Cash flows from investing activities:
  Additions to property, buildings, and
    equipment - net of dispositions ........................       (87,913)       (71,383)
  Expenditures for capitalized software ....................       (31,967)          (122)
  Other - net ..............................................       (13,654)         1,653
                                                               -----------    -----------

Net cash (used in) investing activities ....................      (133,534)       (69,852)
                                                               -----------    -----------

Cash flows from financing activities:
  Net increase (decrease) in short-term debt ...............        42,011         (2,334)
  Long-term debt payments ..................................        (1,054)        (1,485)
  Stock incentive plan .....................................         4,201          1,934
  Purchases of treasury stock - net ........................      (117,292)      (270,379)
  Cash dividends paid ......................................       (42,483)       (40,587)
                                                               -----------    -----------

Net cash (used in) financing activities ....................      (114,617)      (312,851)
                                                               -----------    -----------

Net (decrease) in cash and cash equivalents ................          (858)       (69,433)

Cash and cash equivalents at beginning of year .............        46,929        126,935
                                                               -----------    -----------

Cash and cash equivalents at end of period .................   $    46,071    $    57,502
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

The consolidated financial statements have been retroactively restated to reflect the 2-for-1 stock split announced on April 29, 1998 effective at the close of business on May 11, 1998. Computations of basic and diluted earnings per share, average number of shares outstanding, and cash dividends paid per share reflect this stock split.

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. As of September 30, 1998, there was no recorded tax effect associated with the foreign currency translation adjustments as reported in the Consolidated Statements of Comprehensive Earnings.

Inventories are valued at the lower of cost or market. Cost is determined primarily by the last-in, first-out (LIFO) method.

The unaudited financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the statements contained herein.

Checks outstanding of $33,630,000 and $54,218,000 were included in trade accounts payable at September 30, 1998 and December 31, 1997, respectively.

2.  DIVIDEND

On October 28, 1998, the Board of Directors declared a quarterly dividend of $0.15 per share, payable December 1, 1998 to shareholders of record on November 9, 1998.

                      W.W. Grainger, Inc., and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)




3.  SHARE REPURCHASE

On April 29, 1998, the Company's Board of Directors restored an existing share repurchase authorization to its original level of ten million shares. Prior to this authorization, less than four million shares remained available for repurchase. The number of shares have been adjusted for the May 1998 2-for-1 stock split announced on April 29, 1998, and will automatically be adjusted for any subsequent stock splits. Repurchases are expected to be made from time to time in open market and privately negotiated transactions. The repurchased shares will be retained in the Company's treasury and will be available for general corporate purposes.

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

5. ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE (SOP 98-1)

Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", is effective for fiscal years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use.

The Company has not yet determined the impact of adopting SOP 98-1 on its results of operations or financial condition. The Company plans to adopt SOP 98-1 beginning January 1, 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1997:

Net Sales

Net sales of $1,120,038,000 for the 1998 third quarter increased 5.0% from net sales of $1,066,927,000 for the comparable 1997 period. There were 64 sales days in both the 1998 and 1997 third quarters. The year 1998 will have the same number of sales days as did the year 1997 (255).

The sales increase of 5.0% for the 1998 third quarter, as compared with the 1997 third quarter, was principally volume related. This increase primarily represented the effects of the Company's market initiatives which included new product additions, and the National Accounts, Integrated Supply, and Direct Marketing programs.

Daily sales of seasonal products for the Company increased approximately 7% in the 1998 third quarter as compared with the same 1997 period. Many regions of the country experienced warmer weather during the third quarter of 1998 versus the comparable 1997 period. Sales of all other products for the Company increased approximately 5% in the 1998 third quarter as compared with the same 1997 period.


Additional factors affecting the Company's third quarter 1998 sales growth were:

1. A decline in sales at Acklands - Grainger Inc. (AGI), the Company's Canadian subsidiary, which resulted from a slowdown in sales to customers in the oil and other natural resources industries. An unfavorable change in the Canadian exchange rate also contributed to this decline. The Company's daily sales growth rate, excluding AGI from both quarters, would have been 6.5% above the third quarter of 1997.

2. The United Parcel Service's (UPS) work stoppage, which began on August 4, 1997, and lasted for more than 2 weeks. The Company estimated that sales were approximately $14 million lower in August 1997 as a result of the UPS work stoppage. The Company's 1998 third quarter sales growth rate would have been 3.6% above the comparable 1997 period, after adjusting for these lost sales.

The Company's daily sales growth rate was 5.0% after excluding AGI from both the 1998 and 1997 periods, and after adjusting for the effect of the 1997 UPS work stoppage.

Also affecting the Company's sales growth was the overall impact that the 1998 General Motors Corp. strike had on the U.S. economy.

The Company's Grainger branch-based business experienced selling price increases of about 0.6% when comparing the third quarters of 1998 and 1997. Daily sales to National Account customers within the branch-based business increased an estimated 8%, on a comparable basis, over the 1997 third quarter.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


Net Earnings

Net earnings of $56,089,000 in the 1998 third quarter decreased 0.7% when compared to net earnings of $56,480,000 for the comparable 1997 period. The net earnings decrease was due to operating expenses (warehousing, marketing, and administrative) increasing at a faster rate than net sales, higher interest expense, and the negative impact of unclassified-net, partially offset by higher gross profit margins and higher interest income.

The Company's gross profit margin increased by 1.22 percentage points when comparing the third quarters of 1998 and 1997. Of note are the following favorable factors affecting the Company's gross profit margin:

1. The Grainger branch-based business had selling price increases of 0.6% and a program to reduce product costs.

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


Operating expenses (warehousing, marketing, and administrative) for the Company increased 11.4% for the 1998 third quarter as compared with the same 1997 period. This rate of increase was greater than the rate of increase in net sales. The following factors, combined with a lower than expected increase in net sales, contributed to this higher rate of increase:

   1. Operating expenses were higher as a result of the following initiatives:

      a. Continued expansion of the Company's integrated supply business;

      b. Start-up of the Grainger Custom Solutions business;

      c. Continued   development  of  the  Company's   full  service   marketing
         capabilities on the Internet; and

      d. Increased expenses supporting the Company's marketing initiatives.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


Net Earnings (continued)


    2. Operating expenses related to data processing were higher by an estimated $5,000,000 compared with 1997, as adjusted for 1998 volume increases. This was primarily due to incurring expenses related to Year 2000 compliance and the ongoing installation of the new business enterprise system.

        For a more detailed discussion of the Year 2000 issue, see the Year 2000 section included in this report.

    3. Excluding the estimated effects of the incremental expenses described in points 1 and 2 above, the Company's operating expenses increased approximately 8%.

Operating earnings for the third quarter of 1997 were negatively affected by the UPS work stoppage which occurred in August 1997. The gross profit margin lost on the estimated $14 million in lost sales, along with the incremental operating expenses incurred to serve customers during this period, resulted in an estimated negative effect on net earnings of about $0.03 per share.

Interest income increased $358,000 for the third quarter of 1998 as compared with the same period in 1997. This increase resulted from higher average daily invested balances. Interest rates were relatively flat when comparing the third quarters of each year.

Interest expense increased $114,000 for the third quarter of 1998 as compared with the same period in 1997. This increase resulted from higher average interest rates paid on all outstanding debt. The increase was partially offset by lower average borrowings.

Unclassified-net had a negative effect on earnings before income taxes of $1,330,000 for the third quarter of 1998 as compared with the same period in 1997. This negative effect was primarily the result of foreign currency translation losses relating to the Company's operations in Mexico and to a loss on the sale of equipment.

The Company's effective income tax rate was 40.5% for the third quarters of both 1998 and 1997.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1997:

Net Sales

Net sales of $3,296,115,000 for the first nine months of 1998 increased 6.2% from net sales of $3,103,689,000 for the comparable 1997 period. There were 191 sales days in the first nine months of 1998 and 1997. The year 1998 will have the same number of sales days as did the year 1997 (255).

The sales increase of 6.2% for the first nine months of 1998, as compared with the same 1997 period, was principally volume related. This increase primarily represented the effects of the Company's market initiatives which included new product additions, and the National Accounts, Integrated Supply, and Direct Marketing programs.

Daily sales of seasonal products for the Company increased approximately 5% in the first nine months of 1998 as compared with the same 1997 period. Sales of all other products for the Company increased approximately 6% in the first nine months of 1998 as compared with the same 1997 period.

The Company's growth in daily sales for the first nine months of 1998 versus the same 1997 period was constrained by a decline in sales for AGI as discussed for the third quarter of 1998. (See the Third Quarter Net Sales discussion included in this report.)

The Company estimated that August 1997 sales were approximately $14 million lower as a result of the UPS work stoppage as discussed for the third quarter of 1998. (See the Third Quarter Net Sales discussion included in this report.)

Also affecting the Company's sales growth was the overall impact that the 1998 General Motors Corp. strike had on the U. S. economy.

The Company's Grainger branch-based business experienced selling price increases of about 0.9% when comparing the first nine months of 1998 and 1997. Daily sales to National Account customers within the branch-based business increased an estimated 10%, on a comparable basis, over the same 1997 period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Net Earnings

Net earnings of $172,511,000 for the first nine months of 1998 increased 2.3% when compared to net earnings of $168,648,000 for the comparable 1997 period. The net earnings increase was lower than the sales increase primarily due to operating expenses (warehousing, marketing, and administrative) increasing at a faster rate than net sales, lower interest income, and higher interest expense, partially offset by higher gross profit margins.

The Company's gross profit margin increased by 0.82 percentage point when comparing the first nine months of 1998 and 1997. Of note are the following favorable factors affecting the Company's gross profit margin:

1. The Grainger branch-based business had selling price increases of 0.9% and a program to reduce costs.

2. The change in product mix was favorable. The sales of Lab Safety Supply (generally higher than average gross profit margins) increased as a percent of total sales. The sales of AGI (generally lower than average gross profit margins) decreased as a percent of total sales. The sales of seasonal products (generally lower than average gross profit margins) decreased as a percent of total sales.

Operating expenses (warehousing, marketing, and administrative) for the Company increased 10.6% for the first nine months of 1998 as compared with the same 1997 period. This rate of increase was greater than the rate of increase in net sales. The following factors, combined with a lower than expected increase in net sales, contributed to this higher rate of increase:

1.  Operating expenses were higher as a result of the following initiatives:

    a.  Continued expansion of the Company's integrated supply business;

    b.  Start-up of the Grainger Custom Solutions business;

    c.  Continued   development   of  the  Company's   full  service   marketing
        capabilities on the Internet; and

    d.  Increased expenses supporting the Company's marketing initiatives.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


Net Earnings (continued)

2. Operating expenses related to data processing were higher by an estimated $20,000,000 compared with 1997, as adjusted for 1998 volume increases. This was primarily due to incurring expenses related to Year 2000 compliance and the ongoing installation of the new business enterprise system.

    For a more  detailed  discussion  of the Year 2000 issue,  see the Year 2000 section included in this report.

3.  Excluding the estimated  effects of the  incremental  expenses  described in
    points  1  and  2  above,  the  Company's   operating   expenses   increased
    approximately 7%.

Interest income decreased $1,064,000 for the first nine months of 1998 as compared with the same period in 1997. This decrease primarily resulted from lower average daily invested balances. The decrease in interest income was partially offset by higher average interest rates earned.

Interest expense increased $835,000 for the first nine months of 1998 as compared with the same period in 1997. This increase resulted from higher average interest rates paid on all outstanding debt. The increase was partially offset by lower average borrowings.

Net earnings for the first nine months of 1997 were negatively affected by the UPS work stoppage which occurred during the third quarter of 1997. (See the Third Quarter Net Earnings discussion included in this report.)

The Company's effective income tax rate was 40.5% for the first nine months of both 1998 and 1997.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS



Year 2000

The Company uses various software and technology that is affected by the Year 2000 issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or in miscalculations causing disruptions to operations, including, among other things, a temporary inability to process transactions, send invoices to customers, or to engage in similar normal business activities. The Year 2000 issue affects virtually all companies and organizations.

The Company has put in place project teams dedicated to implementing a Year 2000 solution and to improving the Company's overall systems capabilities. The teams are actively working to achieve the objectives of Year 2000 compliance and improved internal systems. The work includes the modification of certain existing systems, a major new system initiative, replacing hardware and software for other systems, the creation of contingency plans, and surveying suppliers of goods and services with whom the Company does business.

The major new system initiative, in addition to solving some Year 2000 issues, reduces the complexity which has evolved over time from the development of in-house systems. This complexity, which makes it difficult to change and modify systems quickly, has resulted in a proliferation of programs and databases. These issues will be addressed by the installation of a new business enterprise system to replace a majority of the Company's primary operating systems. The major system initiative has been undertaken to improve the Company's ability to quickly respond to changing market conditions, to reduce the cost of maintaining and supporting existing systems, and to leverage the use of information.

The Company is using a standard methodology with three phases for the Year 2000 compliance project. Phase I included conducting a complete inventory of potentially affected areas of the business (including information technology and non- information technology), assessing and prioritizing the information collected during the inventory, and completing detailed project plans to address all key areas of the project. Phase II includes the remediation and testing of all mission critical areas of the project, surveying suppliers of goods and services with whom the Company does business, and the creation of contingency plans to address potential Year 2000 related problems. The Company is currently in Phase II of the project. Phase III of the project includes the remediation and testing of non-mission critical areas of the project, and the implementation of contingency plans as may be necessary.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS


Year 2000 (continued)

The Company is using both internal and external resources to reprogram, replace, and test the software and hardware for Year 2000 compliance. Currently, Year 2000 work for mission critical and most non-mission critical systems and testing of all system revisions is planned to be completed in the third quarter of 1999. The expenses associated with this project include both a reallocation of existing internal resources plus the use of outside services. Project expenses for 1997 amounted to an estimated $13 million. The total remaining expenses associated with the Year 2000 project are estimated to be between $60 and $65 million. Due to the Year 2000 project and the major new system initiative, 1998 data processing expenses will be higher than 1997. The data processing expenses for 1998 are estimated to be a net $20 to $25 million higher than the 1997 expenses as adjusted for 1998 volume related changes. It is estimated that 1999 data processing expenses will approximate 1998 expenses, adjusted only for volume related changes. It is expected that these projects will be funded through the Company's operating cash flows.

In addition to addressing internal systems, the Company's Year 2000 project team has surveyed suppliers of goods and services with whom the Company does business. This is being done to determine the extent to which the Company is vulnerable to a third parties' failure to remediate their own Year 2000 issue. However, there can be no guarantee that the systems of other companies on which the Company's systems interact will be timely converted, that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

As part of Phase II of the Year 2000 project, the Company is creating contingency plans to address potential Year 2000 related problems with key business processes. The plans are expected to address risks to the Company's systems as well as risks from third party suppliers, customers, and others with whom the Company does business. It is recognized that while the Company cannot eliminate all potential risks, the effect of the risks on the business can be partially mitigated by creating and testing contingency plans. Contingency plans for key business processes are expected to be completed in the first quarter of 1999.

The estimated expenses for these projects and the dates by which the Company will complete the Year 2000 work are based on management's current assessment and were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS


Year 2000 (continued)

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS


                         LIQUIDITY AND CAPITAL RESOURCES


For the nine months ended September 30, 1998, working capital decreased by $49,191,000. The ratio of current assets to current liabilities was 2.0 at September 30, 1998 and 2.2 at December 31, 1997. The Consolidated Statements of Cash Flows, included in this report, detail the sources and uses of cash and cash equivalents.

The Company continues to maintain a low debt ratio and strong liquidity position, which provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, the Company has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit and otherwise. Total debt, as a percent of Shareholders' Equity, was 14.6% at September 30, 1998 and 12.2% at December 31, 1997. For the first nine months of 1998, $92,298,000 were expended for property, buildings, and equipment, and $31,967,000 were expended for capitalized software, for a total of $124,265,000.

For the first nine months of 1998, the Company repurchased approximately 2.7 million shares of its common stock. The Company used internally generated funds and short-term debt to fund 1998 share repurchases. As of September 30, 1998, approximately 7.4 million shares of common stock remain available under the repurchase authorization. (See Note 3 of the Notes to Consolidated Financial Statements.)

                      W.W. Grainger, Inc., and Subsidiaries
                           PART II - OTHER INFORMATION

Items 1, 2, 3, 4, and 5 not applicable.


Item 6: Exhibits  (numbered in accordance  with Item 601 of regulation  S-K) and
Reports on Form 8-K.

                                                                                EXHIBIT INDEX
                                                                                -------------
(a)  Exhibits:

     (10) Material Contracts:

          (i)   1985 Executive Deferred Compensation Plan, as amended.               22-33

          (ii)  Supplemental Profit Sharing Plan, as amended.                        34-41

     (11) Computation of Earnings Per Share.                                         20-21

     (27) Financial Data Schedule.

(b)  Reports on Form 8-K - None.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             W.W. Grainger, Inc.
                         -------------------------------------------------------
                                                (Registrant)



Date: November 12, 1998      By:               /s/ J.D. Fluno
-----------------------  -------------------------------------------------------
                                        J.D. Fluno, Vice Chairman



Date: November 12, 1998      By:               /s/ P.O. Loux
-----------------------  -------------------------------------------------------
                           P.O. Loux, Senior Vice President, Finance and Chief
                                            Financial Officer



Date: November 12, 1998      By:              /s/ R.D. Pappano
-----------------------  -------------------------------------------------------
                           R.D. Pappano, Vice President, Financial Reporting and
                                             Investor Relations