Form 10-K
period 1998-12-31
GRAINGER W W INC
filed 1999-03-26
CIK 277135

116 PAGES COMPLETE


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT


                                   (Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


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

Common Stock $0.50 par value,          New York Stock Exchange
and accompanying Preferred Stock       Chicago Stock Exchange
Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes ___X____      No ________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the registrant was $3,283,966,623 as of the close of trading reported on the Consolidated Transaction Reporting System on March 1, 1999.



                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock $0.50 par value   93,315,991 shares outstanding as of March 1, 1999



                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the annual meeting of shareholders of the registrant to be held on April 28, 1999 are incorporated by reference into Part III hereof.

The Exhibit Index appears on page 15 in the sequential numbering system.


(The Securities and Exchange Commission has not approved or disapproved of this report nor has it passed on the accuracy or adequacy hereof.)

                                    CONTENTS


                                                                                          Page

                                     PART I

Item 1:        BUSINESS.............................................................       3-6

                 THE COMPANY........................................................         3

                 GRAINGER INDUSTRIAL SUPPLY.........................................       3-4

                 ACKLANDS-GRAINGER INC..............................................         4

                 GRAINGER PARTS.....................................................         5

                 GRAINGER, S.A. de C.V..............................................         5

                 GRAINGER GLOBAL SOURCING...........................................         5

                 GRAINGER CUSTOM SOLUTIONS..........................................         5

                 GRAINGER INTEGRATED SUPPLY.........................................         5

                 GRAINGER CONSULTING SERVICES.......................................         5

                 INTERNET COMMERCE..................................................         6

                 LAB SAFETY SUPPLY, INC.............................................         6

                 INDUSTRY SEGMENTS..................................................         6

                 COMPETITION........................................................         6

                 EMPLOYEES..........................................................         6

Item 2:        PROPERTIES...........................................................       6-7

Item 3:        LEGAL PROCEEDINGS....................................................         7

Item 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................         7

Executive Officers Of The Company...................................................       7-8

                                                      PART II

Item 5:        MARKETS FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED SHAREHOLDER MATTERS....................................         8

Item 6:        SELECTED FINANCIAL DATA..............................................         9

Item 7:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND THE RESULTS OF OPERATIONS......................................      9-14

                 RESULTS OF OPERATIONS..............................................      9-11

                 YEAR 2000..........................................................     12-13

                 FINANCIAL CONDITION................................................        13

                 INFLATION AND CHANGING PRICES......................................        14

Item 8:        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................        14

Item 9:        DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................        14

                                                     PART III

Item 10:       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................        14

Item 11:       EXECUTIVE COMPENSATION...............................................        14

Item 12:       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......        14

Item 13:       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................        14

                                                      PART IV

Item 14:       EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K......        15

Signatures..........................................................................        16

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................        17

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................     18-38

                                     PART I
Item 1: Business

The Company

The registrant, W.W. Grainger, Inc., was incorporated in the State of Illinois in 1928. It is the leading North American provider of maintenance, repair, and operating (MRO) supplies, services, and related information to businesses and institutions. W.W. Grainger, Inc. regards itself as being in the service business. As used herein, "Company" means W.W. Grainger, Inc., and/or its subsidiaries as the context may require.

In late 1997, the Company began an organizational restructuring with the formation of several business operations. Several of these operations were originally part of the Grainger branch-based business. In addition, Grainger Integrated Supply began refocusing on serving customers through materials management service contracts. These changes were made to create greater focus and accountability in serving the diverse needs of the Company's customers. 1998 was a transition year in establishing the refocused organization.

The Company offers a breadth of MRO solutions by combining products, services, and information. It tailors its capabilities toward the objective of providing the lowest total cost MRO solution to select customer groups. The Company serves the diverse needs of its customers through several focused businesses.

The Branch-based Distribution businesses serve traditional customers with immediate MRO needs. The other businesses of the Company serve customers with more complex needs and/or customers who prefer to purchase through less traditional channels, such as the Internet and direct marketing.

The Company also has a business support function which provides coordination and guidance in the areas of Accounting, Administrative Services, Aviation, Business Development, Communications, Compensation and Benefits, Employee Development, Finance, Government Regulations, Human Resources, Industrial Relations, Investor Relations, Insurance and Risk Management, Internal Audit, International Operations, Legal, Planning, Real Estate and Construction Services, Security and Safety, Taxes, and Treasury services. These services are provided in varying degrees to all of the business units.

A number of Company-wide strengths provide each business with an advantage in serving its market. These strengths include technology and information management, supplier partnerships, supply chain integration skills, and an understanding of the customers' MRO environments. The Company's efforts are guided by two major initiatives to drive growth and provide value:

o Create focused businesses to serve customer needs and find new growth opportunities within existing businesses.
o Develop and embrace new technologies that strengthen the Company's current capabilities and help drive the future of the MRO marketplace.

The Company does not engage in basic or substantive product research and development activities. New items are added regularly to the Company's product lines on the basis of market information, recommendations of its employees, customers, and suppliers, and other factors. The Company's research and development, instead, are focused on new methods of serving customers.

For a discussion of the Year 2000 issue, see "Item 7: Management's Discussion and Analysis of Financial Condition and the Results of Operations" appearing later in this report.

Branch-based Distribution Businesses

The Company's Branch-based Distribution businesses provide customers with solutions to their immediate MRO needs throughout North America. Logistics networks are configured for rapid availability. A broad selection of MRO products is offered at local branches through user-friendly catalogs and via the Internet. The Branch-based Distribution businesses include Grainger Industrial Supply, Acklands-Grainger Inc., Grainger Parts, Grainger, S.A. de C.V.,
Puerto Rico, Grainger Export, and Grainger Global Sourcing.

Grainger Industrial Supply
---------------------------
The focus of Grainger Industrial Supply is to provide a broad-line of MRO products quickly and easily to American businesses of all sizes. Its primary customers are small and medium-sized companies. It also addresses large-sized companies' immediate MRO needs.

Grainger Industrial Supply operates 349 branches in all 50 states. These branches are located within 20 minutes of the majority of U.S. businesses and carry inventory to support their local market needs. Products are available for immediate pick-up, same-day shipment, or delivery.

An average branch has 15 employees and handles about 280 transactions per day. During 1998, an average of approximately 98,100 sales transactions were completed daily. Each branch tailors its inventory to local product demand. In 1998, Grainger Industrial Supply invested more than $8,900,000 in new branches, relocations, and additions to branches. Three new branches were opened, seven were relocated, and a number of remodeling projects were completed during the year.

Grainger Industrial Supply has six Zone Distribution Centers (ZDCs) in operation. The ZDC logistics network provides a break-bulk function for faster branch stock replenishment. In addition, ZDCs handle shipped orders for all branches located in their zone.

Large computer controlled stocks, which are maintained at two Regional Distribution Centers (RDCs), located in Greenville County, South Carolina, and Kansas City, Missouri, and a National Distribution Center (NDC) located in the Chicago area, provide the branches and customers with some protection against variable demand and delayed factory deliveries. The NDC is a centralized storage and shipping facility servicing the entire network with slower moving inventory items.

During 1998, Grainger Industrial Supply began its conversion from its legacy systems to a new business enterprise system. This conversion will continue into 1999.

Grainger Industrial Supply sells principally to contractors, service shops, industrial and commercial maintenance departments, manufacturers, hotels, government, and health care and educational facilities. Sales transactions during 1998 were made to more than 1,300,000 customers. Grainger Industrial Supply estimates that approximately 24% of 1998 sales consisted of items bearing the Company's registered trademarks, including DAYTON(R) (principally electric motors, heating and ventilation equipment), TEEL(R) (liquid pumps), SPEEDAIRE(R) (air compressors), AirHandler(R) (air filtration equipment), DEM-KOTE(R) (spray paints), WESTWARD(R) (hand and power tools), and LUMAPRO(TM) (task and outdoor lighting), as well as other trademarks. The Company has taken steps to protect these trademarks against infringement and believes that they will remain available for future use in its business. Sales of remaining items generally consisted of other well recognized brands.

Grainger Industrial Supply's marketing programs had important changes in 1998. Now, all marketing resources are integrated to achieve maximum results during each promotion. Sales calls, phone sales, branch merchandising, direct marketing, and advertising are all focused around the overall marketing program.

The Grainger Industrial Supply Catalog offers more than 81,000 MRO products from more than 1,000 suppliers, most of whom are manufacturers. Approximately 2 million copies of the catalog are printed and distributed. The most current edition was issued in January 1999. The largest supplier in 1998, a diversified manufacturer through 20 of its divisions, accounted for 10.8% of purchases. No significant difficulty has been encountered with respect to sources of supply.

The Grainger Industrial Supply Electronic Catalog brings, directly to the customer's place of business, a fast, easy way to select products. Through the Electronic Catalog, the customer can use a variety of ways to describe a needed product, and then review Grainger Industrial Supply's offerings, complete with specifications, prices, and pictures. Another Electronic Catalog feature includes a cross-reference function that allows customers to retrieve product information using their own stock numbers. More than 350,000 copies of the current version of the Electronic Catalog have been distributed. The Electronic Catalog is also used at the branches as a training tool and a resource for identifying appropriate products for customers' applications.

The Internet is an important growth initiative for Grainger Industrial Supply. Access to Grainger Industrial Supply 24 hours a day, 7 days a week, is a major convenience for many customers.

Acklands-Grainger Inc. (AGI)
----------------------------
AGI, acquired in December 1996, is the leading branch-based Canadian broad line MRO distributor. It serves customers through 180 branches and 6 distribution centers across Canada. AGI distributes tools, lighting, HVAC, safety supplies, pneumatics, instruments, welding equipment and supplies, motors, and shop equipment, as well as many other items. A comprehensive catalog is used to showcase the product line and to help customers select products. This catalog, with over 70,000 products listed, supports the efforts of 268 sales representatives throughout Canada. A French language catalog was introduced during 1998. During 1998, an average of 17,800 sales transactions were completed daily.

Grainger Parts
--------------
Grainger Parts provides access to over 250,000 parts and accessories through its centralized warehouse located in Northbrook, Illinois. Over 180,000 pages of parts diagrams are maintained on-line. Grainger Parts handled about 1,800,000 customer calls in 1998 through its call centers in Northbrook, Illinois and Waterloo, Iowa.

Grainger Parts maintained its ISO 9002 certification in 1998. Grainger Parts' 100% compliance with ISO 9002 standards ranked them among the top 10% of all ISO-certified companies.

Grainger, S.A. de C.V.
----------------------
Grainger, S.A. de C.V. serves the traditional MRO product needs of customers in Mexico. The business employed 66 sales representatives at December 31, 1998. From its 80,000 square foot facility outside Monterrey, the business provides rapid delivery of over 60,000 products throughout Mexico.

Grainger Global Sourcing
------------------------
Grainger Global Sourcing procures competitively priced, high quality products sourced outside the United States. These items are sold primarily under private label by Grainger Industrial Supply and the Company's other businesses. Products obtained through Grainger Global Sourcing in 1998 include WESTWARD(R) tools and LUMAPRO(TM) lighting products.

Other Business Units

While some larger companies have immediate MRO needs that can be handled by the Company's Branch-based Distribution businesses, many also require integrated supply or commodity management services to handle their more complex purchasing and operating environments. In addition, as technology advances and the MRO marketplace evolves, some customers are choosing to buy products through less traditional channels such as the Internet and direct marketing. For these customers, the Company offers a number of solutions. These businesses include Grainger Custom Solutions, Grainger Integrated Supply, Grainger Consulting Services, Internet Commerce, and Lab Safety Supply, Inc.

Grainger Custom Solutions
-------------------------
Grainger Custom Solutions was formed in 1998 and serves large customers that are looking to businesses to manage entire MRO product categories. Many companies are looking for some of the benefits of integrated supply, but are not ready for a total outsourcing solution or on-site management services.

Grainger Custom Solutions offers customers management of six major product categories, along with access to the other broad product lines from Grainger Industrial Supply. Customers are guaranteed specific cost reductions, with incentives for both them and Grainger Custom Solutions if targets are exceeded.

In 1998, the business began operating two call centers and four distribution centers. Grainger Custom Solution's customers' additional broad product needs are fulfilled through the Grainger Industrial Supply branch system.

Grainger Integrated Supply
--------------------------
Grainger Integrated Supply is focused on customers who have chosen to outsource their entire indirect materials management process. By retaining Grainger Integrated Supply for this purpose, these organizations are better able to focus on their core business objectives and improve their global competitiveness.

Grainger Integrated Supply offers a full complement of on-site outsourcing solutions, including business process reengineering, inventory management, supply chain management, tool crib management, and information management. Grainger Integrated Supply provides its clients with access to millions of products through its relationships with world class manufacturers, service providers, and distributors, including Grainger Industrial Supply. Products not covered through these partnerships are found through Grainger Integrated Supply's product sourcing process.

Grainger Consulting Services
----------------------------
Many customers realize that they are not effectively managing their MRO procurement process, but are not sure what approach to take to improve the process. Grainger Consulting Services is a leading professional services firm specializing in MRO materials management consulting.

Grainger Consulting Services provides the expertise and professional resources that help clients address indirect materials management issues and improve operating efficiencies, productivity, and asset utilization. The business offers consulting services which include process reengineering, inventory database development, and "turn-key" stockroom set up.

Internet Commerce
-----------------
The Company's product information content, relationships with leading manufacturers and distributors, and access to over two million business customers position the Company uniquely to benefit from Internet commerce. The Grainger.com site was one of the first MRO Web sites. In 1998, Internet Commerce continued to invest to increase its Internet presence. New functionality for Grainger.com included the introduction of CasterMatch(SM), another in the Company's MatchMaker(SM) series and a new, more powerful search capability was added. Grainger.com also began accepting credit card purchases in 1998. The Company was pleased to have Grainger.com once again be named among the top ten business-to-business Internet sites in the world by Advertising Age's Business Marketing Magazine.

In February 1999, the Company announced OrderZone.com by Grainger, an Internet marketplace where customers can buy products from a number of different suppliers using a single site. The Company has brought six industry leaders together to create a one-stop, on-line, business-to-business service for the procurement of a wide variety of products and services. OrderZone.com is a powerful, easy, and convenient solution for businesses looking to streamline their procurement process. Internet Commerce applied its expertise to create this Internet-based multi-distributor site. Customers can search across products from a number of leading complementary distributors. A single order can be placed across multiple distributors, and customers will receive a single invoice. Currently in test market, OrderZone.com is expected to open for business later in 1999.

Lab Safety Supply, Inc.
-----------------------
Lab Safety Supply is a leading direct marketer of safety products and other industrial supplies to U.S. businesses. Located in Janesville, Wisconsin, Lab Safety Supply reaches its customers through its General Catalog, targeted catalogs, and other marketing materials which are distributed throughout the year.

Customers select Lab Safety Supply for its extensive product depth (over 50,000 products in the 1999 General Catalog), its superior technical knowledge, and its excellent service. It is a primary safety supplier for many small and medium-sized companies and a critical safety back-up supplier for many larger companies.

Industry Segments
The  Company  has  concluded  that  it  has  one  reportable  industry  segment:
Branch-based Distribution. For segment information and the Company's consolidated revenue and operating earnings see "Item 7: Management's Discussion and Analysis of Financial Condition and the Results of Operations," and "Item 8:
Financial Statements and Supplementary Data." The total assets of the Company for the last five years were: 1998, $2,103,902,000; 1997, $1,997,821,000; 1996,
$2,119,021,000; 1995, $1,669,243,000; and 1994, $1,534,751,000.

Competition
The Company faces competition in all the markets it serves, from manufacturers (including some of the Company's own suppliers) that sell directly to certain segments of the market, from wholesale distributors, catalog houses, and certain retail enterprises.

The principal means by which the Company competes with manufacturers and other distributors is by providing local stocks, efficient service, account managers, competitive prices, its several catalogs, which include product descriptions and in certain cases, extensive technical and application data, procurement process consulting services, utilizing electronic and Internet commerce technology, and other efforts to assist customers in lowering their total MRO costs. The Company believes that it can effectively compete on a price basis with its manufacturing competitors on small orders, but that such manufacturers may enjoy a cost advantage in filling large orders.

The Company serves a number of diverse markets, and is able in some markets to reasonably estimate the Company's competitive position within that market. However, taken as a whole, the Company is unable to determine its market shares relative to others engaged in whole or in part in similar activities.

Employees
As of December 31, 1998, the Company had 15,270 employees, of whom 12,967 were full-time and 2,303 were part-time or temporary. The Company has never had a major work stoppage and considers its employee relations generally to be good.

Item 2: Properties

As of December 31, 1998, the Company's facilities totaled 16,799,000 square feet, an increase of 2.1% over 1997. The Company's Grainger Industrial Supply and Acklands-Grainger Inc. (AGI) businesses account for the majority of the Company's total square footage. Grainger Industrial Supply facilities are located throughout the United States. AGI facilities are located throughout Canada.

The Company's Grainger Industrial Supply branches range in size from 2,000 to 109,000 square feet and average 22,000 square feet. Most are located in or near major metropolitan areas, many in industrial parks. A typical owned branch is on one floor, is of masonry construction, consists primarily of warehouse space, contains an air-conditioned office and sales area, and has off-the-street parking for customers and employees. The Company considers that its properties are generally in good condition and well maintained, and are suitable and adequate to carry on the Company's business. The significant facilities of the Company are briefly described below:

                                                                                 Size in
   Location                               Facility and Use                      Square Feet
----------------------------  ----------------------------------------------    ------------
Chicago Area (1)              General Offices & National Distribution Center       1,517,000
Kansas City, MO (1)           Regional Distribution Center                         1,435,000
Greenville County, SC (1)     Regional Distribution Center                         1,090,000
United States (1)             6 Zone Distribution Centers                          1,345,000
United States (2)             349 Grainger Industrial Supply branch locations      7,581,000
United States and Mexico (3)  All other facilities                                 1,573,000
Canada (4)                    181 AGI facilities                                   2,258,000
                                                                                  ----------
                              Total square feet                                   16,799,000
                                                                                  ==========

The Company is constructing an office facility to house a large portion of the Chicago-area office workforce on owned property. Construction of this Lake Forest, Illinois facility is scheduled to be completed during 1999. Certain Chicago-area owned and leased office facilities will be vacated when this new facility becomes operational.
-------------------------------------------------------------------------------

(1) These facilities are either owned or leased with leases expiring between 1999 and 2003. The owned facilities are not subject to any mortgages.

(2) Grainger Industrial Supply branches consist of 278 owned and 71 leased properties. The owned facilities are not subject to any mortgages.

(3) Other facilities represent owned and leased general branch offices, distribution centers, and branches. 2 branches are located in Puerto Rico, and 1 branch/distribution center is located in Monterrey, Mexico. The owned facilities are not subject to any mortgages.

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

Item 4: Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 1998.

Executive Officers of the Company
Following is information about the Executive Officers of the Company as of March 1, 1999. Executive Officers of the Company generally serve until the next annual election of officers, or until earlier resignation or removal.


                                 Positions and Offices Held and Principal
 Name and Age              Occupations and Employment During the Past Five Years
-------------------------  -----------------------------------------------------
James M. Baisley (66)         Senior Vice President (a position  assumed in 1995
                              after serving as Vice President), General Counsel, and Secretary.

Donald E. Bielinski (49)      Group President,  a position assumed in 1997 after
                              serving as Senior Vice  President,  Marketing  and
                              Sales.   Prior  to  assuming  the   last-mentioned
                              position in 1995, Mr.  Bielinski  served as Senior
                              Vice President, Organization and Planning. He has also served as Vice President and Chief Financial
                              Officer.

Wesley M. Clark (46)          Group President,  a position assumed in 1997 after
                              serving as Senior Vice  President,  Operations and
                              Quality.  Prior  to  assuming  the  last-mentioned
                              position earlier in 1997, Mr. Clark served as Vice
                              President,    Field    Operations   and   Quality.
                              Previously, he served as President of the Sanitary
                              Supply and Equipment businesses.

                                                        (continued on next page)

                                 Positions and Offices Held and Principal
 Name and Age              Occupations and Employment During the Past Five Years
-------------------------  -----------------------------------------------------
Jere D. Fluno (57)            Vice Chairman. Mr. Fluno is a member of the Office
                              of the Chairman.

Gary J. Goberville (52)       Vice President,  Human  Resources.  Before joining
                              the Company in 1995, Mr. Goberville served as an executive with GenCorp, Inc.

David W. Grainger (71)        Senior  Chairman of the Board, a position  assumed
                              in 1997 after serving as Chairman of the Board. He was the Company's Chief Executive Officer until
                              1995 and President from 1992 to 1994. Mr. Grainger is a member of the Office of the Chairman.

Richard L. Keyser (56)        Chairman of the Board, a position assumed in 1997,
                              and Chief Executive Officer, a position assumed in
                              1995.  Other  positions in which he served  during
                              the  past  five   years  were   President,   Chief
                              Operating Officer,  Executive Vice President,  and
                              Grainger Division President. Mr. Keyser is a member of the Office of the Chairman.

P. Ogden Loux (56)            Senior Vice President, Finance and Chief Financial
                              Officer, positions assumed in 1997 after serving as Vice President, Finance. Prior to assuming the last-mentioned position in 1994, Mr. Loux served the Grainger Division as Vice President, Business
                              Support.

Robert D. Pappano (56)        Vice President,  Financial  Reporting and Investor
                              Relations,   a  position  assumed  in  1995  after
                              serving as Vice President and Treasurer.

James T. Ryan (40)            Vice President,  Information  Services, a position
                              assumed in 1994 after serving as President,  Parts
                              Company  of  America.   Prior  to   assuming   the
                              last-mentioned position in 1993, Mr. Ryan served as Director, Product Management of the Grainger
                              Division.



John A. Schweig (41)          Senior Vice President (a position  assumed in 1997
                              after   serving  as  Vice   President),   Business
                              Development and International. Prior to assuming these responsibilities in 1996, Mr. Schweig served as Vice President and General Manager, Direct
                              Marketing.  Previously,  he  served  the  Grainger
                              Division as Vice President, Marketing.

John W. Slayton, Jr. (53)     Senior Vice President,  Supply Chain Management, a
                              position  assumed in 1997 after  serving as Senior
                              Vice  President,   Product  Management.  Prior  to
                              assuming the last-mentioned  position in 1995, Mr.
                              Slayton   served   as  Vice   President,   Product
                              Management of the Grainger Division.

                                     PART II

Item 5: Markets for Registrant's Common Equity and Related Shareholder Matters The Company's common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange, with the ticker symbol GWW. The high and low sales prices for the common stock, and the dividends declared and paid for each calendar quarter during 1998 and 1997, as adjusted to reflect the Company's 2-for-1 stock split effective May 11, 1998, are shown below.

                                     Prices
                          ----------------------------
         Quarters            High               Low              Dividends
----------------------------------------------------------------------------
1998     First             $51 13/16           $46 1/2               $0.135
         Second            54 23/32            49 1/8                  0.15
         Third             51 13/16            39 3/16                 0.15
         Fourth            47                  36 7/16                 0.15
----------------------------------------------------------------------------
         Year              $54 23/32           $36 7/16              $0.585
----------------------------------------------------------------------------
1997     First             $41 1/4             $36 13/16             $0.125
         Second            40 1/2              35 1/4                 0.135
         Third             49 7/8              39                     0.135
         Fourth            49 9/32             42 5/8                 0.135
----------------------------------------------------------------------------
         Year              $49 7/8             $35 1/4                $0.53
----------------------------------------------------------------------------



The approximate number of shareholders of record of the Company's common stock as of March 1,1999 was 1,800.

Item 6: Selected Financial Data

                                                                 Years Ended December 31,
                                            --------------------------------------------------------------------
                                                  (In thousands of dollars except for per share amounts)
                                              1998           1997          1996           1995           1994
                                            ----------     ----------    ----------     ----------    ----------
Net sales.............................      $4,341,269     $4,136,560    $3,537,207     $3,276,910    $3,023,076
Net earnings..........................         238,504        231,833       208,526        186,665       127,874
Net earnings per basic share..........            2.48           2.30          2.04           1.84          1.26
Net earnings per diluted share........            2.44           2.27          2.02           1.82          1.25
Total assets..........................       2,103,902      1,997,821     2,119,021      1,669,243     1,534,751
Long-term debt........................         122,883        131,201         6,152          8,713         1,023
Cash dividends paid per share.........      $    0.585     $     0.53    $     0.49     $    0.445    $     0.39

NOTE: 1994 net earnings include restructuring charges of $49,779.


Item 7: Management's Discussion and Analysis of Financial Condition and the Results of Operations

                              RESULTS OF OPERATIONS

The Company has adopted Statement of Financial Accounting Standards (SFAS) No.131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosure of certain business segment information based on how management evaluates the business. In late 1997, the Company began an organizational restructuring with the formation of several business operations to meet the diverse needs of its customers. The Company has reported 1998 data reflecting this new organization. 1997 and 1996 segment data were not reported because it is impractical to restate these years to reflect the new organization. (See Note 15 to the Consolidated Financial Statements included in the Company's 1998 Form 10-K).

All per share data have been adjusted to reflect the 2-for-1 stock split effective May 11, 1998.

The following table, which is included as an aid to understanding changes in the Company's Consolidated Statements of Earnings, presents various items in the earnings statements expressed as a percent of net sales for the years ended December 31, 1998, 1997, and 1996, and the percent of increase (decrease) in such items in 1998 and 1997 from the prior year.

                                                                                 Years Ended December 31,
                                                            ---------------------------------------------------------------
                                                             Items in Consolidated Statements          Percent of Increase
                                                                of Earnings as a Percent of              (Decrease) from
                                                                         Net Sales                         Prior Year
                                                            ---------------------------------        ----------------------
                                                             1998          1997         1996          1998            1997
                                                            -----         -----        -----         -----           -----
Net sales............................................       100.0%        100.0%       100.0%          4.9%           16.9%
Cost of merchandise sold.............................        63.2          63.9         64.2           3.8            16.4
Operating expenses...................................        27.4          26.6         26.0           8.0            19.5
Other (income) deductions, net.......................         0.2           0.1         (0.1)        102.5          (204.9)
Income taxes.........................................         3.7           3.8          4.0           2.9            12.4
Net earnings.........................................         5.5%          5.6%         5.9%          2.9%           11.2%

As used in "Item 7: Management's Discussion and Analysis of Financial Condition and the Results of Operations," "Grainger branch-based business" reflects the operations of the Company excluding Acklands-Grainger Inc., Lab Safety Supply, Inc., and Grainger Parts.

Net Sales
The 1998 Company net sales increase of 4.9%, as compared with 1997, was principally volume related. This increase primarily represented the effects of the Company's market initiatives which included new product additions, and the National Accounts, Integrated Supply, and direct marketing programs. Partially offsetting the growth from these initiatives was a decline in sales at Acklands-Grainger Inc. (AGI), the Company's Canadian subsidiary. This decline resulted from an unfavorable change in the Canadian exchange rate. In Canadian dollars, AGI's sales rate was relatively flat when comparing 1998 with 1997. Weak demand in the mining, forestry, oil, exploration, and agriculture sectors was the primary cause for AGI's flat sales performance. The Company's sales growth rate was 6.1% after excluding AGI from both 1998 and 1997.

The Company's Grainger branch-based business experienced selling price increases of about 0.7% when comparing 1998 with 1997. Sales to National Account customers within the Grainger branch-based business increased to approximately $1,120,000,000. Sales to National Account customers increased about 8%, on a comparable basis, over 1997.

The 1997 Company net sales increase of 16.9%, as compared with 1996, was principally volume related. This increase was affected by 1997 having one less sales day than 1996 (on a daily basis, net sales increased 17.4%). Excluding the incremental net sales of AGI, the Canadian industrial distribution business acquired on December 2, 1996, net sales increased 7.7% (8.1% on a daily basis). This increase primarily represented the effects of the Company's marketing initiatives which included new product additions, the expansion of branch facilities, and the National Accounts, Integrated Supply, and direct marketing programs. Partially offsetting the growth from these initiatives were two factors. Sales in the 1997 third quarter were negatively affected by the United Parcel Service's (UPS) work stoppage which began on August 4, 1997, and lasted more than two weeks. The Company estimates that 1997 sales were approximately $14,000,000 lower as a result of the UPS work stoppage. The second factor was that daily sales of seasonal products for the Company, excluding AGI, declined an estimated 4% in the year 1997, as compared with the same 1996 period. Many regions of the United States experienced milder weather during most of 1997 versus 1996.

The Company's Grainger branch-based business experienced selling price increases of about 1.1% when comparing the year 1997 with 1996. The Grainger branch-based business National Accounts program showed strong growth for the year, with sales increasing to approximately $1,015,000,000. Daily sales to National Account customers increased approximately 17%, on a comparable basis, over 1996.

Net Earnings
Net earnings for 1998 increased 2.9% over 1997. The increase for 1998 was lower than the increase in net sales due to losses incurred in developing business ventures, operating expenses increasing at a rate faster than the growth rate in net sales, lower interest income, higher interest expense, and higher unclassified-net expenses, partially offset by higher gross profit margins. A number of factors contributed to 1998 net earnings increasing at a slower rate than 1998 net sales.

1. The Company continues to invest in developing its business operations. The following operations experienced pre-tax operating losses for the year 1998:
                                                                      Operating
                                                                        (Loss)
                                                   Net Sales           (pre-tax)
                                                   ---------          ----------
                                                     (In thousands of dollars)

      Grainger Integrated Supply.......              $80,577           $(17,685)
      Mexico business..................               49,325             (3,399)

      Grainger Integrated Supply's average daily sales grew about 56% for the year 1998 as compared with 1997. Grainger Integrated Supply serves customers through materials management services contracts. These contracts are characterized by a complete outsourcing of the indirect materials process. Customers not meeting the above definition were transferred to the Company's Grainger Custom Solutions and Grainger Industrial Supply businesses during 1998. Average daily sales in Mexico grew about 21% for the year 1998 as compared with 1997. Grainger Integrated Supply and the Mexico business continue to grow sales, improve processes, develop systems, and expand marketing programs.

2. The Company's business-to-business Web site, Grainger.com, allows customers to do business using the Internet. The Company developed an Internet marketplace where customers will be able to buy products from a number of different suppliers using a single site. This marketplace concept is currently being tested with customers. In developing these Internet initiatives, the Company incurred operating expenses of approximately $14,000,000 in 1998 and $6,000,000 in 1997.

3. Operating expenses related to data processing were higher by an estimated $15,000,000 as compared with 1997, as adjusted for 1998 volume increases. This was primarily due to incurring expenses related to Year 2000 compliance and the ongoing installation of the new business enterprise system.

4. Operating expenses were also higher in 1998 versus 1997 as a result of the following investments:
      a.    Development of the Grainger Custom Solutions business; and
      b.    Expanded marketing programs at Lab Safety Supply.

The decrease in interest income resulted from lower average daily invested balances and from lower average interest rates earned. The increase in interest expense resulted from higher average interest rates paid on all outstanding debt, partially offset by lower average borrowings and by higher capitalized interest. The higher unclassified-net expense primarily resulted from foreign currency translation losses relating to the Company's operations in Mexico and to a write-off of abandoned capital projects.

The Company's gross profit margin increased by 0.67 percentage point when comparing the years 1998 and 1997. Of note are the following factors affecting the Company's gross profit margin:

1.    Ongoing programs to reduce product costs improved the gross profit margin.

2. Selling price increases of 0.7% on Grainger Industrial Supply Catalog products improved the gross profit margin.

3. The change in product mix improved the gross profit margin. The sales of Lab Safety Supply (generally higher than average gross profit margins) increased as a percent of total sales. The sales of AGI (generally lower than average gross profit margins) decreased as a percent of total sales.

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

The decrease in interest income resulted from lower average daily invested balances. This decrease was partially offset by higher average interest rates earned. The increase in interest expense resulted from higher average borrowings, partially offset by lower average interest rates paid on all outstanding debt. The increase in interest expense was primarily related to debt added to finance the AGI acquisition and to the short-term debt added to partially fund the repurchase of shares of the Company's common stock.

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

Year 2000
The Company uses various software and technology that is affected by the Year 2000 issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or in miscalculations causing disruptions to operations, including, among other things, a temporary inability to process transactions, to send invoices to customers, or to engage in similar normal business activities. The Year 2000 issue affects virtually all companies and organizations.

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

In addition to solving some Year 2000 issues, the major new system initiative reduces the complexity which has evolved over time from the development of in-house systems. This complexity, which makes it difficult to change and modify systems quickly, has resulted in a proliferation of programs and databases. These issues will be addressed by the installation of a new business enterprise system to replace a majority of the Company's primary operating systems. This major system initiative has been undertaken to improve the Company's ability to quickly respond to changing market conditions, to reduce the cost of maintaining and supporting existing systems, and to leverage the use of information.

The Company is using a standard methodology with three phases for the Year 2000 compliance project. Phase I includes conducting a complete inventory of potentially affected areas of the business (including information technology and non-information technology), assessing and prioritizing the information collected during the inventory, and completing detailed project plans to address all key areas of the project. Phase II includes the remediation and testing of all mission critical areas of the project, surveying suppliers of goods and services with whom the Company does business, and the creation of contingency plans to address potential Year 2000 related problems. Phase III of the project includes the remediation and testing of non-mission critical areas of the project, and the implementation of contingency plans as may be necessary. The Company completed Phase I. Phase II and Phase III are in process.

The Company is using both internal and external resources to reprogram, replace, and test the software and hardware for Year 2000 compliance. Year 2000 work for mission critical and most non-mission critical systems and testing of all system revisions is planned to be completed in the third quarter of 1999. The expenses associated with this project include both a reallocation of existing internal resources plus the use of outside services. Project expenses for 1998 and 1997 amounted to an estimated $39 million. The total remaining expenses associated with the Year 2000 project are estimated to be between $34 and $39 million. Due to the Year 2000 project and the major new system initiative, 1998 data processing expenses were approximately $15 million higher than 1997 expenses as adjusted for 1998 volume related charges. The data processing expenses for 1999 are estimated to be a net $10 to $12 million higher than the 1998 expenses as adjusted for 1999 volume related changes. It is expected that these projects will be funded through the Company's operating cash flows.

In addition to addressing internal systems, the Company's Year 2000 project team has surveyed suppliers of goods and services with whom the Company does business. This is being done to determine the extent to which the Company is vulnerable to failures by third parties to remediate their own Year 2000 issues. However, there can be no guarantee that the systems of other companies, including those on which the Company's systems interact, will be timely converted. A failure to convert by another company on a timely basis or a conversion by another company that is incompatible with the Company's systems, may have a material adverse effect on the Company.

As part of Phase II of the Year 2000 project, the Company is creating contingency plans to address potential Year 2000 related problems with key business processes. These plans, which are scheduled to be completed and tested in the second quarter of 1999, are expected to address risks to the Company's systems as well as risks from third party suppliers, customers, and others with whom the Company does business. It is recognized that while the Company cannot eliminate all potential risks, the effect of the risks on the business can be partially mitigated by creating and testing contingency plans where appropriate.

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

Management believes that failure to address the Year 2000 issue on a timely basis could have a material adverse effect on the Company and continues to be committed to devoting the appropriate resources to address the Year 2000 issue.

                               FINANCIAL CONDITION
Working capital was $541,872,000 at December 31, 1998, compared with $649,107,000 at December 31, 1997, and $704,175,000 at December 31, 1996. The
ratio of current assets to current liabilities was 1.8, 2.2, and 2.1 at such dates.

Net cash flows from operations of  $334,591,000  in 1998,  $426,563,000 in 1997, and $272,410,000 in 1996, have continued to improve the Company's financial position and serve as the primary source of funding for capital requirements. For information as to the Company's cash flows, see "Item 8: Financial Statements and Supplementary Data."

In each of the past three years, a portion of working capital has been used for additions to property, buildings, and equipment, and capitalized software as summarized in the following table.

                                                              1998              1997              1996
                                                             --------          --------          -------
                                                                      (In thousands of dollars)

Land, buildings, structures, and improvements.......          $85,016           $78,529          $31,881
Furniture, fixtures, machinery, and equipment.......           45,170            29,723           30,170
                                                             --------          --------          -------
                                                              130,186           108,252           62,051
Capitalized software................................           36,983               122              900
                                                             --------          --------          -------
Total...............................................         $167,169          $108,374          $62,951
                                                             ========          ========          =======

On April 29, 1998, the Company's Board of Directors voted to restore an existing share repurchase authorization to its original level of 10,000,000 shares. The Company repurchased 4,483,100 shares of its common stock during 1998, 8,435,972 shares of its common stock during 1997, and 819,200 shares of its common stock during 1996. As of December 31, 1998, approximately 5,600,000 shares of common stock remain available under this repurchase authorization.

Dividends paid to shareholders were $56,683,000 in 1998, $53,934,000 in 1997, and $50,035,000 in 1996.

On December 2, 1996, the Company acquired AGI for approximately $289,334,000, including transaction expenses. The purchase consisted of cash payments and transaction expenses of $136,801,000 (funded principally by short-term debt of $132,874,000), and the issuance of 4,079,772 shares of W.W. Grainger, Inc. common stock valued at $152,533,000. The Company repurchased the 4,079,772 shares during 1997, which is included in the 8,435,972 shares repurchased during 1997.

Internally generated funds have been the primary source of working capital and funds needed for expanding the business, supplemented by debt as circumstances dictated. In addition to continuing facilities optimization efforts, business development, and systems and other infrastructure enhancements, funds are being expended for the consolidation of Chicago-area offices into the Lake Forest, Illinois office facility currently being constructed.

The Company continues to maintain a low debt ratio and strong liquidity position, which provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, the Company has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit and otherwise. Total debt as a percent of shareholders' equity was 18%, 12%, and 11%, at December 31, 1998, 1997, and 1996, respectively.

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

Item 8: Financial Statements and Supplementary Data
The financial statements and supplementary data are included on pages 18 to 38. See the Index to Financial Statements and Supplementary Data on page 17.

Item 9: Disagreements on Accounting and Financial Disclosure
None.

                                    PART III

Item 10: Directors and Executive Officers of the Registrant
Information regarding directors of the Company will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held April 28, 1999, and, to the extent required, is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption "Executive Officers."

Item 11: Executive Compensation
Information regarding executive compensation will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held April 28, 1999, and, to the extent required, is incorporated herein by reference.

Item  12:  Security  Ownership  of  Certain  Beneficial  Owners  and  Management
Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held April 28, 1999, and, to the extent required, is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions
Information regarding certain relationships and related transactions will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held April 28, 1999, and, to the extent required, is incorporated herein by reference.



                                     PART IV

Item 14: Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)  1.   Financial   Statements.   See  Index  to  Financial   Statements   and
          Supplementary Data.

     2.   Financial  Statement Schedule.  See Index to Financial  Statements and
          Supplementary Data.

     3.   Exhibits:                                                             Exhibit Index
                                                                                -------------
          (3)  (a)  Restated  Articles of  Incorporation  dated April 27,  1994, incorporated  by reference to Exhibit 3(i) to the  Company's
                    Quarterly Report on Form 10-Q for the quarter ended June 30,
                    1998.
               (b)  By-laws,  as amended,  incorporated  by reference to Exhibit
                    3(b) to the  Company's  Annual  Report  on Form 10-K for the
                    year ended December 31, 1997.

          (10) Material Contracts:
               (a)  No  instruments  which  define  the rights of holders of the
                    Company's  Industrial  Development  Revenue  Bonds are filed herewith,  pursuant to the exemption contained in Regulation
                    S-K,  Item  601(b)(4)(iii).  The  Company  hereby  agrees to furnish to the  Securities  and  Exchange  Commission,  upon request, a copy of any such instrument.
               (b)  Shareholders   rights   agreement   dated  April  26,  1989,
                    incorporated  by reference to Exhibit 10(m) to the Company's
                    Annual  Report on Form 10-K for the year ended  December 31,
                    1989, and a related Certificate of Adjustment,  incorporated by reference to Exhibit 4 to the Company's  Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.
               (c)  Certificate of Adjustment  pursuant to the Rights  Agreement dated as of April 26,  1989,  between  the  Company  and The
                    First  National  Bank of  Boston,  as  Rights  Agent,  which
                    Certificate  relates to the  two-for-one  stock split of the
                    Company  effective at the close of business on May 11, 1998, incorporated  by reference to Exhibit 10(a) to the Company's
                    Quarterly  Report on Form 10-Q for the  quarter  ended March
                    31, 1998.
               (d)  Compensatory Plans or Arrangements
                     (i)    W.W. Grainger, Inc. Director Stock Plan, as amended. 39-52
                     (ii)   W.W. Grainger, Inc. Office of the Chairman Incentive
                            Plan, incorporated by reference to Appendix B of the
                            Company's Proxy Statement dated March 26, 1997.
                     (iii)  W.W.  Grainger,  Inc. 1990 Long-Term Stock Incentive
                            Plan, as amended.                                    53-66
                     (iv)   W.W. Grainger,  Inc. 1975 Non-Qualified Stock Option
                            Plan  as  Amended  and  Restated,   incorporated  by
                            reference to Exhibit 10(a) to the  Company's  Annual
                            Report on Form 10-K for the year ended  December 31,
                            1987.
                     (v)    Executive Death Benefit Plan, as amended.            67-75
                     (vi)   Executive Deferred  Compensation Plan,  incorporated
                            by  reference  to  Exhibit  10(e)  to the  Company's
                            Annual  Report  on  Form  10-K  for the  year  ended
                            December 31, 1989.
                     (vii)  1985  Executive   Deferred   Compensation  Plan,  as
                            amended.                                             76-87
                     (viii) Summary Description of Management  Incentive Program
                            Based on Improved Economic Earnings.                 88-93
                     (ix)   Supplemental   Profit   Sharing  Plan,  as  amended,
                            incorporated  by reference  to Exhibit  10(c)(ii) to
                            the Company's  Quarterly Report on Form 10-Q for the
                            quarter ended September 30, 1998.
                     (x)    Form  of  Change  in  Control  Employment  Agreement
                            between the  Company  and  certain of its  executive
                            officers.                                            94-115

          (11) Computations  of  Earnings  Per  Share.  See  Index to  Financial
               Statements and Supplementary Data.

          (21) Subsidiaries of the Company.                                         116

          (23) Consent of Independent Certified Public Accountants. See Index to
               Financial Statements and Supplementary Data.

          (27) Financial Data Schedule.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly issued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 24, 1999

W.W. GRAINGER, INC.



By:    /s/ R. L. Keyser                 By:   /s/ P. O. Loux
   ---------------------------------       -----------------------
   R. L. Keyser                            P.O. Loux
   Chairman of the Board                   Senior Vice President, Finance
   and Chief Executive Officer             and Chief Financial Officer
   (a Principal Executive Officer and      (Principal Financial Officer)
     a Director)


By:   /s/  J. D. Fluno                    By:  /s/ R. D. Pappano
   ---------------------------------         -----------------------
   J. D. Fluno                               R. D. Pappano
   Vice Chairman                             Vice President, Financial Reporting
   (a Principal Executive Officer and        and Investor Relations
     a Director)                             (Principal Accounting Officer)



By:     /s/ D. W. Grainger
   ---------------------------------
   D. W. Grainger
   Senior Chairman of the Board
   (a Principal Executive Officer and
     a Director)



 /s/ George R. Baker      March 24, 1999   /s/ James D. Slavik   March 24, 1999
----------------------    ---------------  --------------------- ---------------
   George R. Baker                           James D. Slavik
      Director                                  Director



/s/ Robert E. Elberson    March 24, 1999   /s/ Harold B. Smith   March 24, 1999
----------------------    ---------------  --------------------  ---------------
 Robert E. Elberson                          Harold B. Smith
      Director                                  Director



/s/ Wilbur H. Gantz       March 24, 1999   /s/ Fred L. Turner    March 24, 1999
----------------------    ---------------  --------------------  ---------------
   Wilbur H. Gantz                           Fred L. Turner
      Director                                  Director



/s/ John W. McCarter, Jr. March 24, 1999   /s/ Janiece S. Webb   March 24, 1999
------------------------- --------------   --------------------  ---------------
  John W. McCarter, Jr.                       Janiece S. Webb
      Director                                  Director

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                        December 31, 1998, 1997, and 1996


                                                                            Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.......................     18

FINANCIAL STATEMENTS

        CONSOLIDATED STATEMENTS OF EARNINGS..............................     19

        CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS................     19

        CONSOLIDATED BALANCE SHEETS

               ASSETS....................................................     20

               LIABILITIES AND SHAREHOLDERS' EQUITY......................     21

        CONSOLIDATED STATEMENTS OF CASH FLOWS............................  22-23

        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY..................     24

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................  25-36

SCHEDULE II - ALLOWANCE FOR DOUBTFUL ACCOUNTS............................     36

EXHIBIT 11 - COMPUTATIONS OF EARNINGS PER SHARE..........................     37

EXHIBIT 23 - CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.........     38

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and
Board of Directors of
W.W. Grainger, Inc.

   We have audited the accompanying consolidated balance sheets of W.W. Grainger, Inc., and Subsidiaries as of December 31, 1998, 1997, and 1996, and the related consolidated statements of earnings, comprehensive earnings, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of W.W. Grainger, Inc., and Subsidiaries as of December 31, 1998, 1997, and 1996, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

   We have also audited Schedule II of W.W. Grainger, Inc., and Subsidiaries for the years ended December 31, 1998, 1997, and 1996. In our opinion, this Schedule presents fairly, in all material respects, the information required to be set forth therein.




                                                 GRANT THORNTON LLP


   Chicago, Illinois
   February 3, 1999


                      W.W. Grainger, Inc., and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS
             (In thousands of dollars except for per share amounts)

                                                        Years Ended December 31,
                                           -----------------------------------------------
                                                 1998            1997            1996
                                           -------------    ------------     -------------
Net sales ..............................   $   4,341,269    $   4,136,560    $   3,537,207
Cost of merchandise sold ...............       2,743,598        2,642,208        2,269,993
                                           -------------    -------------    -------------
        Gross profit ...................       1,597,671        1,494,352        1,267,214

Warehousing, marketing, and
  administrative expenses ..............       1,189,689        1,101,193          921,685
                                           -------------    -------------    -------------
        Operating earnings .............         407,982          393,159          345,529

Other income or (deductions)
  Interest income ......................           1,560            2,896            4,554
  Interest expense .....................          (6,652)          (5,461)          (1,228)
  Unclassified--net ....................          (2,043)            (958)              33
                                           -------------    -------------    -------------
                                                  (7,135)          (3,523)           3,359
                                           -------------    -------------    -------------
        Earnings before income taxes ...         400,847          389,636          348,888

Income taxes ...........................         162,343          157,803          140,362
                                           -------------    -------------    -------------
        Net earnings ...................   $     238,504    $     231,833    $     208,526
                                           =============    =============    =============
Earnings per share:
  Basic ................................   $        2.48    $        2.30    $        2.04
                                           =============    =============    =============
  Diluted ..............................   $        2.44    $        2.27    $        2.02
                                           =============    =============    =============
Average number of shares outstanding:
  Basic ................................      96,231,829      100,604,518      102,295,506
                                           =============    =============    =============
  Diluted ..............................      97,846,658      102,178,952      103,272,408
                                           =============    =============    =============

The accompanying notes are an integral part of these financial statements.


                      W.W. Grainger, Inc., and Subsidiaries

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                            (In thousands of dollars)

                                                     Years Ended December 31,
                                                -----------------------------------
                                                   1998         1997         1996
                                                ---------    ---------    ---------
Net Earnings ................................   $ 238,504    $ 231,833    $ 208,526

Other comprehensive earnings:
  Foreign currency translation adjustments ..     (10,354)      (6,948)      (2,262)
                                                ---------    ---------    ---------
Comprehensive earnings ......................   $ 228,150    $ 224,885    $ 206,264
                                                =========    =========    =========

The accompanying notes are an integral part of these financial statements.



                      W.W. Grainger, Inc., and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                                               December 31,
                                                                 ------------------------------------
                            ASSETS                                   1998         1997         1996
                                                                 ----------   ----------   ----------

CURRENT ASSETS
  Cash and cash equivalents ..................................   $   43,107   $   46,929   $  126,935
  Accounts receivable, less allowances for
  doubtful accounts of $15,951 for 1998, $15,803 for 1997,
    and $15,302 for 1996 .....................................      463,377      455,457      433,575
  Inventories ................................................      626,731      612,132      686,925
  Prepaid expenses ...........................................       11,950        9,122       11,971
  Deferred income tax benefits ...............................       61,200       59,348       60,837
                                                                 ----------   ----------   ----------
      Total current assets ...................................    1,206,365    1,182,988    1,320,243

PROPERTY, BUILDINGS, AND EQUIPMENT
  Land .......................................................      135,636      133,213      132,095
  Buildings, structures, and improvements ....................      662,236      583,823      510,386
  Furniture, fixtures, machinery, and equipment ..............      411,295      370,122      343,231
                                                                 ----------   ----------   ----------
                                                                  1,209,167    1,087,158      985,712
  Less accumulated depreciation
    and amortization .........................................      548,639      494,245      434,728
                                                                 ----------   ----------   ----------
     Property, buildings, and
       equipment--net .........................................     660,528      592,913      550,984

DEFERRED INCOME TAXES ........................................        3,187         --           --

other assets
  Goodwill ...................................................      177,355      187,963      192,555
  Customer lists and other intangibles .......................       89,573       89,699       91,882
                                                                 ----------   ----------   ----------
                                                                    266,928      277,662      284,437

  Less accumulated amortization ..............................       86,296       70,814       54,574
                                                                 ----------   ----------   ----------
                                                                    180,632      206,848      229,863

  Capitalized software--net ..................................       33,280          970        2,369
  Sundry .....................................................       19,910       14,102       15,562
                                                                 ----------   ----------   ----------
    Other assets--net ........................................      233,822      221,920      247,794
                                                                 ----------   ----------   ----------
TOTAL ASSETS .................................................   $2,103,902   $1,997,821   $2,119,021
                                                                 ==========   ==========   ==========



                     W.W. Grainger, Inc., and Subsidiaries

                     CONSOLIDATED BALANCE SHEETS--CONTINUED
                            (In thousands of dollars)

                                                                                December 31,
                                                                  -----------------------------------------
             LIABILITIES AND SHAREHOLDERS' EQUITY                     1998           1997           1996
                                                                  -----------    -----------    -----------

CURRENT LIABILITIES
  Short-term debt .............................................   $    88,060    $     2,960    $   135,275
  Current maturities of long-term debt ........................        22,831         23,834         24,753
  Trade accounts payable ......................................       287,055        261,802        240,779
  Accrued contributions to employees'
    profit sharing plans ......................................        75,113         62,234         56,258
  Accrued expenses ............................................       158,214        148,149        131,199
  Income taxes ................................................        33,220         34,902         27,804
                                                                  -----------    -----------    -----------
      Total current liabilities ...............................       664,493        533,881        616,068


LONG-TERM DEBT (less current maturities) ......................       122,883        131,201          6,152

DEFERRED INCOME TAXES .........................................          --            2,871          2,207

ACCRUED EMPLOYMENT RELATED BENEFITS COSTS .....................        37,785         35,207         31,932

SHAREHOLDERS' EQUITY
  Cumulative Preferred Stock--
    $5 par value--authorized, 12,000,000 shares,
    issued and outstanding, none ..............................          --             --             --
  Common Stock--$0.50 par value--authorized,
    300,000,000 shares;
    issued, 107,233,771 shares, 1998,
    106,971,524 shares, 1997, and
    106,676,052 shares, 1996 ..................................        53,617         53,486         53,338
  Additional contributed capital ..............................       249,482        242,289        235,649
  Treasury stock, at cost--13,728,672 shares, 1998,
    9,249,572 shares, 1997,
    and 819,200 shares, 1996 ..................................      (572,900)      (378,899)       (32,090)
  Unearned restricted stock compensation ......................       (17,238)       (16,528)       (17,597)
  Cumulative translation adjustments ..........................       (19,564)        (9,210)        (2,262)
  Retained earnings ...........................................     1,585,344      1,403,523      1,225,624
                                                                  -----------    -----------    -----------
      Total shareholders' equity ..............................     1,278,741      1,294,661      1,462,662
                                                                  -----------    -----------    -----------


TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY ........................................   $ 2,103,902    $ 1,997,821    $ 2,119,021
                                                                  ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                      W.W. Grainger, Inc., and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)

                                                                        Years Ended December 31,
                                                                  -----------------------------------
                                                                     1998         1997         1996
                                                                  ---------    ---------    ---------

Cash flows from operating activities:
  Net earnings ................................................   $ 238,504    $ 231,833    $ 208,526
  Provision for losses on accounts receivable .................      10,310        9,984        9,131
  Depreciation and amortization:
    Property, buildings, and equipment ........................      58,256       63,257       61,585
    Intangibles and goodwill ..................................      15,964       16,394       12,676
    Capitalized software ......................................       4,645        1,556        2,474
  Change  in  operating  assets  and  liabilities-
   net of the  effects  of the
    business acquisition:
    (Increase) in accounts receivable .........................     (18,230)     (31,866)     (28,871)
    (Increase) decrease in inventories ........................     (14,599)      74,793       (7,430)
    (Increase) decrease in prepaid expenses ...................      (2,828)       2,849          255
    (Increase) decrease in deferred income taxes ..............      (7,910)       2,153           70
    Increase in trade accounts payable ........................      25,253       21,023        1,891
    Increase in other current liabilities .....................      22,944       22,926        3,724
    (Decrease) increase in
      current income taxes payable ............................      (1,682)       7,098        4,339
    Increase in accrued employment
      related benefits costs ..................................       2,578        3,275        3,186
  Other--net ..................................................       1,386        1,288          854
                                                                  ---------    ---------    ---------
Net cash provided by operating activities .....................     334,591      426,563      272,410

Cash flows from investing activities:
  Additions to property, buildings, and equipment .............    (130,186)    (108,252)     (62,051)
  Proceeds from sale of property, buildings,
    and equipment--net ........................................       4,315        3,066        8,069
  Expenditures for capitalized software .......................     (36,983)        (122)        (900)
  Net cash paid for business acquisition ......................        --           --       (136,144)
  Other--net ..................................................     (13,488)       1,682       (1,032)
                                                                  ---------    ---------    ---------
Net cash (used in) investing activities .......................    (176,342)    (103,626)    (192,058)

                      W.W. Grainger, Inc., and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS--CONTINUED
                            (In thousands of dollars)

                                                                        Years Ended December 31,
                                                                  -----------------------------------
                                                                     1998         1997         1996
                                                                  ---------    ---------    ---------
Cash flows from financing activities:
  Net increase (decrease) in short-term debt ..................   $  85,100    $(132,315)   $ 111,698
  Proceeds from long-term debt ................................        --        126,127        1,500
  Long-term debt payments .....................................      (1,079)      (1,997)      (2,549)
  Stock options exercised .....................................         443        2,239        2,890
  Tax benefit of stock incentive plan .........................       4,107        3,759        3,709
  Purchase of treasury stock--net .............................    (193,959)    (346,822)     (32,090)
  Cash dividends paid .........................................     (56,683)     (53,934)     (50,035)
                                                                  ---------    ---------    ---------
Net cash (used in) provided by financing activities ...........    (162,071)    (402,943)      35,123
                                                                  ---------    ---------    ---------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS ........................................      (3,822)     (80,006)     115,475

Cash and cash equivalents at beginning of year ................      46,929      126,935       11,460
                                                                  ---------    ---------    ---------
Cash and cash equivalents at end of year ......................   $  43,107    $  46,929    $ 126,935
                                                                  =========    =========    =========
Non-cash investing and financing activities
 from acquisition of business:
    Fair value of assets acquired .............................                             $ 338,101
    Liabilities acquired ......................................                               (49,424)
    Fair value of common stock issued .........................                              (152,533)
                                                                                            ---------
Net cash paid for business acquisition ........................                             $ 136,144
                                                                                            =========

The accompanying notes are an integral part of these financial statements.

                      W.W. Grainger, Inc., and Subsidiaries

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             (In thousands of dollars except for per share amounts)


                                                                                       Unearned
                                                          Additional                  Restricted      Cumulative
                                               Common     Contributed     Treasury      Stock         Translation     Retained
                                                Stock       Capital         Stock     Compensation    Adjustments     Earnings
                                           -----------   -----------    -----------   ------------    -----------    -----------
Balance at January 1, 1996 .............   $    50,894   $    61,101    $      --     $       (19)    $      --      $ 1,067,133
Exercise of stock options ..............           169         6,404           --             --             --             --
Issuance of 4,079,772 shares
  of common stock
  for business acquisition .............         2,040       150,493           --             --             --             --
Issuance of 470,000 shares
  of restricted common stock ...........           235        17,625           --          (17,860)          --             --
Amortization of unearned
  restricted stock compensation ........          --              26           --              282           --             --
Purchase of 819,200 shares of
  treasury stock .......................          --            --          (32,090)          --             --             --
Cumulative translation
  adjustments ..........................          --            --             --             --           (2,262)          --
Net earnings ...........................          --            --             --             --             --          208,526
Cash dividends paid
  ($0.49 per share) ....................          --            --             --             --             --          (50,035)
                                           -----------   -----------    -----------   ------------    -----------    -----------
Balance at December 31, 1996 ...........        53,338       235,649        (32,090)       (17,597)        (2,262)     1,225,624

Exercise of stock options ..............           138         5,753           --             --             --             --
Issuance of 20,000 shares
  of restricted common stock ...........            10           793           --             (803)          --             --
Amortization of unearned
  restricted stock compensation ........          --             107           --            1,872           --             --
Purchase of 8,430,372 shares
  of treasury stock, net of
  5,600 shares issued ..................          --             (13)      (346,809)          --             --             --
Cumulative translation
  adjustments ..........................          --            --             --             --           (6,948)          --
Net earnings ...........................          --            --             --             --             --          231,833
Cash dividends paid
  ($0.53 per share) ....................          --            --             --             --             --          (53,934)
                                           -----------   -----------    -----------   ------------    -----------    -----------
Balance at December 31, 1997 ...........        53,486       242,289       (378,899)       (16,528)        (9,210)     1,403,523

Exercise of stock options ..............           105         4,316           --             --             --             --
Issuance of 52,500 shares
  of restricted common stock ...........            26         2,706           --           (2,732)          --             --
Amortization of unearned
  restricted stock compensation ........          --             129           --            2,022           --             --
Purchase of 4,479,100 shares
  of treasury stock, net of
  4,000 shares issued ..................          --              42       (194,001)          --             --             --
Cumulative translation
  adjustments ..........................          --            --             --             --          (10,354)          --
Net earnings ...........................          --            --             --             --             --          238,504
Cash dividends paid
  ($0.585 per share) ...................          --            --             --             --             --          (56,683)
                                           -----------   -----------    -----------   ------------    -----------    -----------
Balance at December 31, 1998 ...........   $    53,617   $   249,482    $  (572,900)   $   (17,238)   $   (19,564)   $ 1,585,344
                                           ===========   ===========    ===========   ============    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                      W.W. Grainger, Inc., and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997, and 1996


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INDUSTRY INFORMATION
The Company is engaged in the distribution of maintenance, repair, and operating
(MRO) supplies, services, and related information to businesses and institutions in North America.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions are eliminated from the consolidated financial statements.

STOCK SPLIT
The consolidated financial statements have been retroactively restated to reflect the 2-for-1 stock split effective May 11, 1998.

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

Buildings, structures, and improvements.......... ...             10 to 45 years
Furniture, fixtures, machinery, and equipment........              3 to 10 years

Improvements to leased property are amortized over the initial terms of the respective leases or the estimated service lives of the improvements, whichever is shorter.

The  Company  capitalized   interest  costs  of  $2,323,000,   $1,810,000,   and
$1,772,000, in 1998, 1997, and 1996, respectively.

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

COMPREHENSIVE INCOME
Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income."

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

The Company's comprehensive income includes foreign currency translation adjustments with no related income tax effects. The cumulative amount of other comprehensive income adjustments were ($19,564,000), ($9,210,000), and ($2,262,000) at December 31, 1998, 1997, and 1996, respectively.

SEGMENT INFORMATION
Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers.

EMPLOYEE BENEFITS
Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The provisions of SFAS No. 132 revise employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the measurement or expense recognition of these plans.

CAPITALIZED SOFTWARE
Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," is effective for fiscal years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company plans to adopt SOP 98-1 beginning January 1,1999.

NOTE 2--BUSINESS ACQUISITION

Effective December 2, 1996, the Company purchased the stock of a subsidiary of Acklands Limited (a Canadian corporation). The business acquired is the largest nationwide distributor of broad line industrial supplies in Canada. The aggregate purchase price was approximately $289,334,000 including transaction expenses. The purchase consisted of cash payments and transaction expenses of $136,801,000 (funded principally by short-term debt of $132,874,000) and the issuance of 4,079,772 shares of W.W. Grainger, Inc. common stock valued at $152,533,000. The acquisition is being accounted for as a purchase, and accordingly, the financial statements include results of operations from the date of acquisition. The purchase included intangibles, including trademarks and goodwill, valued at $173,420,000 to be amortized over periods of five to forty years.

The following unaudited pro forma summary presents the combined results of operations of the Company and the acquired business, as if the acquisition had occurred at the beginning of 1996. The pro forma amounts give effect to certain adjustments, including the amortization of intangibles, foreign currency translation, increased interest expense and income tax effects. This pro forma summary does not necessarily reflect the results of operations as they would have been if the businesses had constituted a single entity during this period and is not necessarily indicative of results which may be obtained in the future.

                                                    Year Ended December 31, 1996
                                                             (Pro forma,
                                                       in thousands of dollars
                                                   except for per share amounts)
Net sales.................................                   $3,847,665
Operating earnings........................                   $  368,203
Net earnings..............................                   $  216,680
Earnings per share:
  Basic...................................                   $     2.04
  Diluted.................................                   $     2.02

NOTE 3--CASH FLOWS

The Company considers investments in highly liquid debt instruments, purchased with an original maturity of ninety days or less, to be cash equivalents. For cash equivalents the carrying amount approximates fair value due to the short maturity of these instruments.

Cash paid during the year for:

                                            1998          1997            1996
                                          --------      --------        --------
                                                 (In thousands of dollars)
Interest (net of amounts capitalized)..     $5,027        $5,773            $974
                                          ========      ========        ========
Income taxes...........................   $165,668      $143,471        $131,726
                                          ========      ========        ========

NOTE 4--CASH

Checks outstanding of $74,183,000, $54,218,000, and $35,366,000, are included in
Trade accounts payable at December 31, 1998, 1997, and 1996, respectively. These amounts are immaterial to the consolidated financial statements.

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

Inventories would have been $217,455,000,  $215,707,000, and $209,305,000 higher than reported at December 31, 1998, 1997, and 1996, respectively, if the first-in, first-out (FIFO) method of inventory accounting had been used for all Company inventories. Inventories under FIFO approximate replacement cost.

NOTE 7--OTHER ASSETS

Included in other assets are intangibles such as customer lists and goodwill. Customer lists are amortized on a straight-line basis over periods of five to sixteen years. Goodwill represents the cost in excess of net assets of acquired companies and is amortized on a straight-line basis over periods of five to forty years. The Company's goodwill is predominately denominated in Canadian dollars and accordingly, the changes in the asset balance are due to foreign exchange rate fluctuations.

Other assets also includes net capitalized software used in the Company's business. During 1998, the Company acquired a new business enterprise software system. Amortization of capitalized software is predominately on a straight-line basis over five years. Amortization expense was $4,645,000, $1,556,000, and $2,474,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

NOTE 8--SHORT-TERM DEBT

The following summarizes information concerning short-term debt:

                                                                     1998         1997           1996
                                                                  ----------    ----------    ----------
Bank Debt                                                               (In thousands of dollars)
---------------------------------------------------------------
Outstanding at December 31 ....................................   $    3,704    $    2,960    $  135,275
Maximum month-end balance during the year .....................   $    3,704    $  139,187    $  135,275
Average amount outstanding during the year ....................   $    2,565    $  119,962    $   13,796
Weighted average interest rates during the year ...............          6.0%          3.5%          3.8%
Weighted average interest rates at December 31 ................          5.7%          6.2%          3.2%

Commercial Paper
---------------------------------------------------------------
Outstanding at December 31 ....................................   $   84,356          --            --
Maximum month-end balance during the year .....................   $   84,356    $   81,355          --
Average amount outstanding during the year ....................   $   15,668    $   15,429    $    1,436
Weighted average interest rates during the year ...............          5.3%          5.7%          5.7%
Weighted average interest rates at December 31 ................          5.4%         --            --

The Company and its subsidiaries had committed lines of credit totaling $318,069,000 and $168,983,000 at December 31, 1998 and 1997, respectively, including $13,069,000 and $13,983,000 denominated in Canadian dollars. A Company subsidiary also has a $32,673,000 and $34,958,000 uncommitted line of credit denominated in Canadian dollars as of December 31, 1998 and 1997, respectively. At December 31, 1998, borrowings under the subsidiaries' committed lines of credit were $3,704,000. The Company has guaranteed these borrowings.

At December 31, 1996, available lines of credit were $186,483,000 including a $36,483,000 working capital line of credit denominated in Canadian dollars.

At December 31, 1996, in connection with the business  acquisition  described in
Note 2, a Company subsidiary had approximately $131,000,000 in outstanding banker's acceptances included in short-term debt. During 1997 this debt was refinanced as described in Note 10.

NOTE 9--EMPLOYEE BENEFITS

RETIREMENT PLANS. A majority of the Company's employees are covered by a noncontributory profit sharing plan. This plan provides for annual employer contributions based upon a formula primarily related to earnings before federal income taxes, limited to 15% of the total compensation paid to all eligible employees. The Company also sponsors additional profit sharing and defined benefit plans which cover most of the other employees. Provisions under all plans were $65,576,000, $55,052,000, and $49,450,000 for the years ended
December 31, 1998, 1997, and 1996, respectively.

POSTRETIREMENT BENEFITS. The Company has a health care benefits plan covering most of its retired employees and their dependents. A majority of the Company's employees become eligible for participation when they qualify for retirement while working for the Company.

The amount charged to operating expense for postretirement health care benefits was $4,256,000, $3,653,000, and $3,578,000 for the years ended December 31,
1998, 1997, and 1996, respectively. Components of the expense were:

                                                                1998       1997       1996
                                                               -------    -------    -------
                                                                 (In thousands of dollars)

Service cost ...............................................   $ 3,076    $ 2,442    $ 2,309
Interest cost ..............................................     2,546      2,272      2,080
Expected return on assets ..................................      (968)      (738)      (611)
Amortization of transition asset (22 year amortization) ....      (143)      (143)      (143)
Amortization of unrecognized gain ..........................      (180)      (262)      (139)
Amortization of prior service cost .........................       (75)        82         82
                                                               -------    -------    -------
                                                               $ 4,256    $ 3,653    $ 3,578
                                                               =======    =======    =======

Participation in the plan is voluntary at retirement and requires participants to make contributions, as determined by the Company, toward the cost of the plan. The accounting for the health care benefits plan anticipates future cost-sharing changes to retiree contributions that will maintain the current cost-sharing ratio between the Company and the retirees. Plan design and eligibility changes effective January 1, 1998, included modifications to eligibility requirements and the adjustment of benefit maximums.

A Group Benefit Trust has been established as the vehicle to process benefit payments. The assets of the trust are invested in a Standard & Poor's 500 index fund. The assumed weighted average long-term rate of return is 7.4%, which is net of a 32.4% tax rate. The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986, as amended, and was $2,444,000, $859,000, and $379,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

A reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation (APBO), the fair value of assets, and the funded status of the benefit obligation as of December 31, 1998, 1997, and 1996, is as follows:

                                                       1998        1997         1996
                                                     --------    --------    --------
                                                        (In thousands of dollars)
Benefit obligation at beginning of year ..........   $ 35,866    $ 31,909    $ 33,482
  Service cost ...................................      3,076       2,442       2,310
  Interest cost ..................................      2,546       2,272       2,080
  Plan participants' contributions ...............        366         376         293
  Amendments .....................................       --        (2,516)       --
  Actuarial loss (gain) ..........................      3,503       2,544      (5,442)
  Benefits paid ..................................     (1,682)     (1,161)       (814)
                                                     --------    --------    --------
Benefit obligation at end of year ................     43,675      35,866      31,909
                                                     --------    --------    --------
Fair value of plan assets at beginning of year ...     16,127      12,307      10,288
  Actual return on plan assets ...................      4,444       3,745       2,161
  Employer contribution ..........................      2,444         859         379
  Plan participants' contributions ...............        366         377         293
  Benefits paid ..................................     (1,682)     (1,161)       (814)
                                                     --------    --------    --------
Fair value of plan assets at end of year .........     21,699      16,127      12,307
                                                     --------    --------    --------
Funded status ....................................    (21,976)    (19,739)    (19,602)

Unrecognized transition asset ....................     (2,285)     (2,428)     (2,570)
Unrecognized net actuarial gain ..................     (4,359)     (4,589)     (4,388)
Unrecognized prior (benefits) service cost .......       (927)     (1,003)      1,595
                                                     --------    --------    --------
Accrued postretirement benefits costs ............   $(29,547)   $(27,759)   $(24,965)
                                                     ========    ========    ========

To determine the APBO as of December 31, 1998, 1997, and 1996, the assumed weighted average discount rate used was 6.8%, 7.0%, and 7.5%, respectively. The assumed health care cost trend rate for 1999 is 8.0%. Beginning in 2000, the assumed health care cost trend rate declines on a straight-line basis until 2009, when the ultimate trend rate of 5.0% is achieved.

If the assumed health care cost trend rate was increased by one percentage point for each year, the APBO as of December 31, 1998, would increase by $9,822,000. The aggregate of the service cost and interest cost components of the 1998 net periodic postretirement benefits expense would increase by $1,453,000.

If the assumed health care cost trend rate was decreased by one percentage point for each year, the APBO as of December 31, 1998, would decrease by $7,637,000. The aggregate of the service cost and interest cost components of the 1998 net periodic postretirement benefits expense would decrease by $1,108,000.

NOTE 10--LONG-TERM DEBT

Long-term debt consisted of the following at December 31:

                                                     1998          1997         1996
                                                    --------      --------     -------
                                                         (In thousands of dollars)
Uncommitted revolving credit facility......         $117,885      $126,127     $  --
Industrial development revenue bonds.......           27,650        27,650      27,650
Other......................................              179         1,258       3,255
                                                     145,714       155,035      30,905
Less current maturities....................           22,831        23,834      24,753
                                                    --------      --------     -------
                                                    $122,883      $131,201     $ 6,152
                                                    ========      ========     =======

As part of the permanent financing for a Canadian Subsidiary, the Company maintained a $130,693,000 uncommitted revolving credit facility, denominated in Canadian dollars. The Company has $117,885,000 outstanding at December 31, 1998 relating to this facility with a weighted average interest rate of 5.6%. The Company has the intent and the ability to refinance the obligation on a long-term basis through its credit lines and therefore it is included in long-term debt.

The industrial development revenue bonds include various issues that bear interest at a variable rate up to 15%, or variable rates up to 78.2% of the prime rate, and come due in various amounts from 2001 through 2021. Interest rates on some of the issues are subject to change at certain dates in the future. The bondholders may require the Company to redeem certain bonds concurrent with a change in interest rates and certain other bonds annually. In addition, $13,545,000 of these bonds had an unsecured liquidity facility available at December 31, 1998, for which the Company compensated a bank through a commitment fee of 0.1%. There were no borrowings related to this facility at December 31, 1998. The Company classified $22,755,000 of bonds currently subject to redemption options in current maturities of long-term debt at December 31, 1998, 1997, and 1996.

The aggregate amounts of long-term debt maturing in each of the five years subsequent to December 31, 1998, are as follows:

                                                  Amounts            Amounts
                                               Payable Under       Subject to
                                                 Terms of          Redemption
                                                Agreements           Options
                                               -------------       -----------
                                                   (In thousands of dollars)

1999..................................                  $76          $22,755
2000..................................                   83            4,895
2001..................................                   20              --
2002..................................                   --              --
2003..................................              117,885              --

NOTE 11--LEASES

The  Company  leases  various  land,  buildings,   and  equipment.  The  Company
capitalizes all significant leases which qualify as capital leases.

At December 31, 1998, the approximate future minimum aggregate payments for all leases were as follows:

                                                                     Operating Leases
                                                          ----------------------------------
                                                            Real      Personal               Capital
                                                          Property    Property      Total     Leases
                                                         ----------  ----------   ----------  -------
                                                                    (In thousands of dollars)
1999 .................................................   $   17,604  $      798   $   18,402  $    75
2000 .................................................       10,617         224       10,841       75
2001 .................................................        7,503          --        7,503       15
2002 .................................................        6,349          --        6,349       --
2003 .................................................        3,426          --        3,426       --
Thereafter ...........................................        4,751          --        4,751       --
                                                         ----------  ----------   ----------  -------
Total minimum payments required ......................       50,250       1,022       51,272      165
Less amounts representing sublease income ............        3,842        --          3,842
                                                         ----------  ----------   ----------
                                                         $   46,408  $    1,022   $   47,430
                                                         ==========  ==========   ==========
Less imputed interest ................................                                             14
                                                                                              -------
Present value of minimum lease payments
  (included in long-term debt) .......................                                        $   151
                                                                                              =======

Total rent expense, including both items under lease and items rented on a month-to-month basis, was $16,336,000, $21,396,000, and $18,434,000 for 1998,
1997, and 1996, respectively.

NOTE 12--STOCK INCENTIVE PLANs

The Company's Long-Term Stock Incentive Plan ("The Plan") allows the Company to grant a variety of incentive awards to key employees of the Company. A maximum of 8,056,828 shares of common stock are authorized for issuance under the Plan, in connection with awards of non-qualified stock options, stock appreciation rights, restricted stock, phantom stock rights, and other stock-based awards.

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

There were 52,500 shares of restricted stock issued in 1998 with a weighted average fair market value of $52.04 per share. There were 20,000 shares of restricted stock issued in 1997 with a fair market value of $40.125 per share. There were 470,000 shares of restricted stock issued in 1996 with a fair market value of $38 per share. The shares are scheduled to vest ten years from issuance, although accelerated vesting is provided in certain instances. Restricted stock released totaled 400, 1,000, and 2,000 shares in 1998, 1997, and 1996, respectively. Compensation expense related to restricted stock awards is based upon market price at date of grant and is charged to earnings on a straight-line basis over the period of restriction. Total compensation expense relating to restricted stock was $2,022,000, $1,872,000, and $282,000 in 1998,
1997, and 1996, respectively.

During 1997, the Company adopted a Director Stock Plan in which non-employee directors participate. A total of 500,000 shares of common stock were reserved for issuance in connection with awards of stock, stock units, stock options, restricted stock, and other stock-based awards under the new plan.

The Company awarded Stock Units under the Director Stock Plan in connection with the termination of previous director compensation plans. A Stock Unit is essentially the economic equivalent of a share of Company stock. Additional deferred fees and dividends are converted to Stock Units based on the market value of the stock at the relevant time.

Payment of the value of Stock Units generally will be made after the termination of service as a director. As of December 31, 1998 and 1997, eight directors held Stock Units, in connection with which the Company had recognized expense of $286,000 and $1,850,000, respectively.

Transactions involving stock options are summarized as follows:

                                                                Weighted
                                                                Average
                                                               Price Per
                                              Option Shares       Share       Exercisable
                                               ------------    ----------     -----------
Outstanding at January 1, 1996...........        3,027,884         $23.18       1,833,524
                                                                               ==========
  Granted................................          577,460         $33.81
  Exercised..............................         (482,362)        $17.00
  Canceled or expired....................          (59,860)        $31.06
                                                ----------
Outstanding at December 31, 1996.........        3,063,122         $26.01       1,710,182
                                                                               ==========
  Granted................................          694,660         $37.38
  Exercised..............................         (412,702)        $19.17
  Canceled or expired....................          (51,720)        $33.63
                                                ----------
Outstanding at December 31, 1997.........        3,293,360         $29.14       1,679,900
                                                                               ==========
  Granted................................          884,620         $51.35
  Exercised..............................         (335,900)        $19.94
  Canceled or expired....................          (51,640)        $38.32
                                                ----------
Outstanding at December 31, 1998.........        3,790,440         $35.01       1,732,300
                                                ==========                     ==========

All options were issued at market price on the date of grant. Options were issued with initial vesting periods ranging from one to five years.

Information about stock options outstanding at December 31, 1998, is as follows:

                               Options Outstanding
--------------------------------------------------------------------------------
                                                  Weighted Average
                                       -----------------------------------------
Range of Exercise        Number        Remaining Contractual        Exercise
      Prices          Outstanding         Life (Years)               Price
-----------------     -----------      ---------------------        --------

 $13.94-$29.44          1,074,840              2.9                    $23.32
 $33.75-$38.75          1,822,020              7.2                    $33.99
 $41.13-$52.88            893,580              9.3                    $51.06

                     Options Exercisable
------------------------------------------------------------
Range of Exercise        Number             Weighted Average
     Prices           Exercisable           Exercise Price
-----------------     -----------      ---------------------
 $13.94-$29.44          1,074,840                $23.32
 $33.75-$41.13            657,460                $30.95

Shares available for future awards were 3,877,538, 4,767,018, and 4,943,438, at December 31, 1998, 1997, and 1996, respectively.

In accordance with Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to account for stock compensation under Accounting Principles Board Opinion No.
25. Pro forma net earnings and earnings per share, as calculated under SFAS No. 123, are as follows:

                                   1998               1997             1996
                                  --------          --------         --------
                                           (In thousands of dollars
                                         except for per share amounts)
Net earnings..................    $234,257          $229,107         $206,696
Earnings per share:
  Basic.......................    $   2.43          $   2.28         $   2.02
  Diluted.....................    $   2.39          $   2.25         $   2.00

The weighted average fair value of the stock options granted during 1998, 1997, and 1996 was $16.12, $12.95, and $10.88, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model based on the date of the grant and the following weighted average assumptions:

                                   1998               1997             1996
                                  --------          --------         --------
Risk-free interest rate.......         5.8%              6.7%             6.6%
Expected life.................    7.0 years         7.0 years        6.5 years
Expected volatility...........        20.1%             21.0%            21.8%
Expected dividend yield.......         1.5%              1.5%             1.5%


NOTE 13--ISSUANCE OF PREFERRED SHARE PURCHASE RIGHTS

The Company adopted a Shareholder Rights Plan, under which there is outstanding one preferred share purchase right (Right) for each outstanding share of the Company's common stock. Each Right, under certain circumstances, may be exercised to purchase one four-hundredth of a share of Series A Junior
Participating Preferred Stock (intended to be the economic equivalent of one share of the Company's common stock) at a price of $62.50, subject to adjustment. The Rights become exercisable only after a person or a group, other than a person or group exempt under the plan, acquires or announces a tender offer for 20% or more of the Company's common stock. If a person or group, other than a person or group exempt under the plan, acquires 20% or more of the Company's common stock or if the Company is acquired in a merger or other business combination transaction, each Right generally entitles the holder, other than such person or group, to purchase, at the then-current exercise price, stock and/or other securities or assets of the Company or the acquiring company having a market value of twice the exercise price.

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

NOTE 14--INCOME TAXES

Income tax expense consisted of the following:

                                            1998         1997           1996
                                          --------     ---------      --------
                                               (In thousands of dollars)
Current provision:
  Federal (including foreign)..........   $141,462      $128,470      $113,968
  State................................     28,791        27,180        26,324
                                          --------     ---------      --------
    Total current......................    170,253       155,650       140,292
Deferred tax (benefits) expense........    (7,910)         2,153            70
                                          --------     ---------      --------
Total provision........................   $162,343      $157,803      $140,362
                                          ========     =========      ========

The deferred tax (benefits) expense represent the net effect of the changes in the amounts of temporary differences.

The income tax effects of temporary differences that gave rise to the net deferred tax asset as of December 31, 1998, 1997, and 1996 were:

                                                                1998         1997        1996
                                                               --------    --------     --------
                                                                  (In thousands of dollars)
Current deferred tax assets (liabilities):
  Inventory valuations .....................................   $ 22,648    $ 23,761    $ 25,059
  Administrative and general expenses
    deducted on a paid basis for tax purposes ..............     30,926      28,267      26,759
  Employment related benefits expense ......................      2,454       2,160       1,778
  Restructuring costs ......................................      5,214       5,432       7,428
  Other ....................................................        (42)       (272)       (187)
                                                               --------    --------    --------
    Total net current deferred tax asset ...................     61,200      59,348      60,837
                                                               --------    --------    --------
Noncurrent deferred tax assets (liabilities):
  Purchased tax benefits ...................................    (22,185)    (26,185)    (29,693)
  Differences related to property,
    buildings, and equipment ...............................       (388)       (816)       (400)
  Intangible amortization ..................................      9,135       9,116      14,681
  Employment related benefits expense ......................     15,038      14,012      12,709
  Net operating loss carryforwards .........................      4,372       1,785        --
  Other ....................................................      1,587       1,002         496
                                                               --------    --------    --------
  Total gross noncurrent deferred tax asset (liability) ....      7,559      (1,086)     (2,207)
  Less valuation allowance .................................     (4,372)     (1,785)       --
                                                               --------    --------    --------
    Total net noncurrent deferred tax asset (liability) ....      3,187      (2,871)     (2,207)
                                                               --------    --------    --------
Net deferred tax asset .....................................   $ 64,387    $ 56,477    $ 58,630
                                                               ========    ========    ========

The purchased tax benefits represent lease agreements acquired in prior years under the provisions of the Economic Recovery Act of 1981.

Net Operating Loss carryforwards (NOLs) represent temporary differences that enter into the calculation of deferred tax balances. Since 1997, the Company has experienced NOLs for a foreign start-up operation. The full amount of the deferred tax asset is offset by a valuation allowance due to the uncertainty of utilizing these NOLs.

A reconciliation of income tax expense with U.S. federal income taxes at the statutory rate follows:

                                                                  1998       1997        1996
                                                               --------    --------    --------
                                                                    (In thousands of dollars)
Federal income taxes at the statutory rate..................   $140,296    $136,373    $122,111
Foreign rate differences....................................      1,703       2,034         (4)
State income taxes, net of federal income tax benefits......     17,637      17,954      17,010
Other--net..................................................      2,707       1,442       1,245
                                                               --------    --------    --------
  Income tax expense........................................   $162,343    $157,803    $140,362

  Effective tax rate........................................      40.5%       40.5%       40.2%

NOTE 15--SEGMENT INFORMATION

The  Company  has  one  reportable  segment:   Branch-based  Distribution.   The
Branch-based Distribution segment provides customers with solutions to their immediate MRO needs. Branch-based Distribution is an aggregation of the following business segments: Grainger Industrial Supply, Acklands-Grainger Inc., Grainger Parts, Grainger, S.A. de C.V., Puerto Rico, Grainger Export, and
Grainger Global Sourcing. The Other column includes the Grainger Custom Solutions, Grainger Integrated Supply, Grainger Consulting Services, Internet Commerce, and Lab Safety Supply, Inc. segments.

The Company's segments offer differing ranges of services and/or products and require different resources and marketing strategies. The segments were formed in late 1997 as the Company refocused its organization to meet the diverse needs of its customers. The restatement of comparable financial information for 1997 and 1996 is not practicable.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment transfer prices were established at external selling prices less costs not incurred due to the related party sale.

                                                          1998
                                         ---------------------------------------
                                                 (In thousands of dollars)
                                         Branch-based
                                         Distribution     Other         Totals
                                          ----------    ----------    ----------
Total net sales ......................    $3,881,237    $  728,020    $4,609,257
Intersegment net sales ...............       260,230         7,758       267,988
Net sales from external customers ....     3,621,007       720,262     4,341,269
Segment operating earnings ...........       435,167        11,214       446,381

Segment assets .......................    $1,805,396    $  189,298    $1,994,694
Depreciation and amortization ........        54,500        19,638        74,138
Additions to long-lived assets .......       115,905        21,954       137,859

Following are reconciliations of the segment information with the consolidated totals per the financial statements (in thousands of dollars).
                                                                        1998
                                                                    ------------
Operating earnings:
Total operating earnings for reportable segments ............       $   446,381
Unallocated expenses ........................................           (38,326)
Elimination of intersegment profits .........................               (73)
                                                                    ------------
  Total Consolidated operating earnings .....................       $   407,982
                                                                    ============
Assets:
Total assets for reportable segments ........................       $ 1,994,694
Unallocated assets ..........................................           109,208
                                                                    ------------
  Total Consolidated assets .................................       $ 2,103,902
                                                                    ============

                                                          1998
                                          --------------------------------------
                                          Segment                   Consolidated
Other Significant Items:                   Totals     Adjustments      Totals
                                          --------     ----------   ------------
Depreciation and amortization ........    $ 74,138      $  4,727       $ 78,865
Additions to long-lived assets .......     137,859        31,981        169,840

                                                                      Long-lived
Geographic Information:                             Revenues            Assets
                                                   ----------         ----------
United States ............................         $3,940,604         $  692,747
Canada ...................................            329,565            180,613
Other foreign countries ..................             71,100              1,080
                                                   ----------         ----------
                                                   $4,341,269         $  874,440
                                                   ==========         ==========

Long-lived assets consists of property, buildings, equipment, capitalized software, goodwill, and other intangibles.

Revenues are attributed to countries based on location of customer.

NOTE 16--SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
A summary of selected quarterly information for 1998 and 1997 is as follows:

                                                                   1998 Quarter Ended
                                      ----------------------------------------------------------------------------
                                                    (In thousands of dollars except for per share amounts)
                                         March 31         June 30     September 30    December 31        Total
                                      -------------   -------------   -------------   ------------   -------------
Net sales ........................   $   1,057,107   $   1,118,970   $   1,120,038   $   1,045,154   $   4,341,269
Gross profit .....................   $     385,155   $     401,959   $     405,311   $     405,246   $   1,597,671
Net earnings .....................   $      57,172   $      59,250   $      56,089   $      65,993   $     238,504
Earnings per share--basic ........   $        0.59   $        0.61   $        0.58   $        0.70   $        2.48
Earnings per share--diluted ......   $        0.58   $        0.60   $        0.57   $        0.69   $        2.44


                                                                   1997 Quarter Ended
                                      ----------------------------------------------------------------------------
                                                    (In thousands of dollars except for per share amounts)
                                         March 31         June 30     September 30    December 31        Total
                                      -------------   -------------   -------------   ------------   -------------
Net sales ........................   $     985,556   $   1,051,206   $   1,066,927   $   1,032,871   $   4,136,560
Gross profit .....................   $     353,280   $     371,029   $     373,152   $     396,891   $   1,494,352
Net earnings .....................   $      54,609   $      57,559   $      56,480   $      63,185   $     231,833
Earnings per share--basic ........   $        0.52   $        0.57   $        0.57   $        0.64   $        2.30
Earnings per share--diluted ......   $        0.52   $        0.56   $        0.56   $        0.63   $        2.27




                      W.W. Grainger, Inc., and Subsidiaries

                  SCHEDULE II--ALLOWANCE FOR DOUBTFUL ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                       Balance at      Charged to                              Balance
                                       beginning       costs and                               at end
Description                            of period       expenses   Deductions (a)   Other (b)   of period
----------------------------------     ---------       ---------- --------------   ---------   ---------
                                                          (In thousands of dollars)
Allowance for doubtful accounts

1998..............................       $15,803       $10,310       $10,162         $ --       $15,951

1997..............................        15,302         9,984         9,483           --        15,803

1996..............................        14,229         9,131         8,824          766        15,302


(a)  Accounts charged off as uncollectible, less recoveries.
(b)  Business acquired.


                        W.W. Grainger, Inc., and Subsidiaries                                            EXHIBIT 11

                         COMPUTATIONS OF EARNINGS PER SHARE


                                                                            1998           1997           1996
                                                                         ------------   ------------   ------------
Basic:
Average number of shares outstanding during the year .................     96,231,829    100,604,518    102,295,506
                                                                         ============   ============   ============
Net earnings .........................................................   $238,504,000   $231,833,000   $208,526,000
                                                                         ============   ============   ============
Earnings per share ...................................................   $       2.48   $       2.30   $       2.04
                                                                         ============   ============   ============
Diluted:

Average number of shares outstanding during the year (basic) .........     96,231,829    100,604,518    102,295,506

  Common equivalents

    Shares issuable under outstanding options ........................      3,187,915      3,249,490      3,065,756

    Shares which could have been purchased based on
      the average market value for the period ........................      2,114,482      2,184,102      2,193,264
                                                                         ------------   ------------   ------------
                                                                            1,073,433      1,065,388        872,492

Dilutive effect of exercised options prior to being exercised ........         21,604         18,046         33,442
                                                                         ------------   ------------   ------------
Shares for the portion of the period
  that the options were outstanding ..................................      1,095,037      1,083,434        905,934

Contingently issuable shares .........................................        519,792        491,000         70,968
                                                                         ------------   ------------   ------------
                                                                            1,614,829      1,574,434        976,902
                                                                         ------------   ------------   ------------
Average number of shares outstanding during the year .................     97,846,658    102,178,952    103,272,408
                                                                         ============   ============   ============
Net earnings .........................................................   $238,504,000   $231,833,000   $208,526,000
                                                                         ============   ============   ============
Earnings per share ...................................................   $       2.44   $       2.27   $       2.02
                                                                         ============   ============   ============

                                                                      EXHIBIT 23

                        CONSENT OF INDEPENDENT CERTIFIED

                               PUBLIC ACCOUNTANTS


We hereby consent to the incorporation of our report on page 18 of this Form 10-K by reference in the prospectuses constituting part of the Registration Statements on Form S-8 (Nos. 2-67983, 2-54995, 33-43902, and 333-24215) and on
Form S-4 (No. 33-32091) of W.W. Grainger, Inc.


                                                              GRANT THORNTON LLP


Chicago, Illinois
March 24, 1999