Form 10-Q
period 1999-03-31
GRAINGER W W INC
filed 1999-05-12
CIK 277135

18 Pages Complete


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [x] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended March 31, 1999

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from

                                       to



                          Commission file number 1-5684

                I.R.S. Employer Identification Number 36-1150280

                               W.W. Grainger, Inc.
                            (An Illinois Corporation)
                                                      (as of June 1, 1999)
  455 Knightsbridge Parkway                    100 Grainger Parkway
  Lincolnshire, Illinois 60069-3620            Lake Forest, Illinois  60045-5201
  Telephone: (847)793-9030                     Telephone: (847)535-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 93,318,690 shares of the Company's Common Stock were outstanding as of April 30, 1999.


The Exhibit Index appears on page 16 in the sequential numbering system.

Part I - FINANCIAL INFORMATION

                      W.W. Grainger, Inc., and Subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS
             (In thousands of dollars except for per share amounts)
                                   (Unaudited)


                                                    Three Months Ended March 31,
                                                 -------------------------------
                                                     1999               1998
                                                 ------------      -------------

Net sales ..................................     $  1,090,843      $  1,057,107

Cost of merchandise sold ...................          687,981           671,952
                                                 ------------      ------------

   Gross profit ............................          402,862           385,155

Warehousing, marketing, and
   administrative expenses .................          306,596           287,564
                                                 ------------      ------------

   Operating earnings ......................           96,266            97,591

Other income or (deductions)
   Interest income .........................              410               338
   Interest expense ........................           (1,733)           (1,683)
   Unclassified-net ........................             (384)             (159)
                                                 ------------      ------------
                                                       (1,707)           (1,504)
                                                 ------------      ------------

Earnings before income taxes ...............           94,559            96,087

Income Taxes ...............................           38,296            38,915
                                                 ------------      ------------

   Net earnings ............................     $     56,263      $     57,172
                                                 ============      ============

Earnings per share:

   Basic ...................................     $       0.61      $       0.59
                                                 ============      ============

  Diluted ..................................     $       0.60      $       0.58
                                                 ============      ============

Average number of shares outstanding:

   Basic: ..................................       92,833,727        97,224,310
                                                 ============      ============

   Diluted .................................       94,210,765        98,981,736
                                                 ============      ============


Cash dividends paid per share ..............     $       0.15      $      0.135
                                                 ============      ============

The  accompanying  notes are an integral  part of these financial statements.

                      W.W. Grainger, Inc., and Subsidiaries
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                            (In thousands of dollars)
                                   (Unaudited)


                                               Three Months Ended March 31,
                                               ---------------------------
                                                  1999            1998
                                               ------------   ------------
Net Earnings ................................   $    56,263   $    57,172

Other comprehensive earnings:
   Foreign currency translation
     adjustments ............................         2,537         1,177
                                                -----------   -----------

Comprehensive earnings ......................   $    58,800   $    58,349
                                                ===========   ===========

The  accompanying  notes are an integral  part of these financial statements.

                      W.W. Grainger, Inc., and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)

ASSETS                                                            March 31, 1999   Dec. 31, 1998
---------------------------------------------------------------   --------------   --------------
CURRENT ASSETS
  Cash and cash equivalents ...................................   $      36,859    $      43,107
  Accounts receivable, less allowance for doubtful
    accounts of $16,624 in 1999 and $15,951 in 1998 ...........         508,080          463,377
  Inventories .................................................         646,555          626,731
  Prepaid expenses ............................................          28,600           11,950
  Deferred income tax benefits ................................          60,685           61,200
                                                                  -------------    -------------
    Total current assets ......................................       1,280,779        1,206,365

PROPERTY, BUILDINGS, AND EQUIPMENT ............................       1,245,945        1,209,167
   Less accumulated depreciation and amortization .............         565,359          548,639
                                                                  -------------    -------------

  Property, buildings, and equipment-net ......................         680,586          660,528

DEFERRED INCOME TAXES .........................................           4,350            3,187

OTHER ASSETS ..................................................         236,341          233,822
                                                                  -------------    -------------

TOTAL ASSETS ..................................................   $   2,202,056    $   2,103,902
                                                                  =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------
CURRENT LIABILITIES
  Short-term debt .............................................   $     153,932    $      88,060
  Current maturities of long-term debt ........................          22,833           22,831
  Trade accounts payable ......................................         307,432          287,055
  Accrued expenses ............................................         187,414          233,327
  Income taxes ................................................          55,871           33,220
                                                                  -------------    -------------
    Total current liabilities .................................         727,482          664,493

LONG-TERM DEBT (less current maturities) ......................         124,553          122,883

ACCRUED EMPLOYMENT RELATED BENEFITS COSTS .....................          38,526           37,785

SHAREHOLDERS' EQUITY
  Cumulative Preferred Stock - $5 par value - authorized,
      12,000,000 shares, issued and outstanding, none .........            --               --
  Common Stock - $0.50 par value - authorized, 300,000,000
      shares; issued, 107,291,574 shares, 1999 and
      107,233,771 shares, 1998 ................................          53,648           53,617
  Additional contributed capital ..............................         250,205          249,482
  Treasury stock, at cost - 14,037,672 shares, 1999 and
     13,728,672 shares, 1998 ..................................        (586,112)        (572,900)
  Unearned restricted stock compensation ......................         (16,823)         (17,238)
  Cumulative translation adjustments ..........................         (17,027)         (19,564)
  Retained earnings ...........................................       1,627,604        1,585,344
                                                                  -------------    -------------

  Total shareholders' equity ..................................       1,311,495        1,278,741
                                                                  -------------    -------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..................   $   2,202,056    $   2,103,902
                                                                  =============    =============

The accompanying  notes are an integral part of these financial statements.

                      W.W. Grainger, Inc., and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)

                                                           Three Months Ended March 31,
                                                           -----------------------------
                                                                1999         1998
                                                           ------------   --------------
Cash flows from operating activities:
  Net earnings .........................................   $    56,263    $    57,172
  Provision for losses on accounts receivable ..........         3,035          3,145
  Depreciation and amortization:
    Property, buildings, and equipment .................        17,908         15,777
    Intangibles and goodwill ...........................         3,965          4,035
    Amortization of capitalized software ...............         2,290          2,172
  Change in operating assets and liabilities:
    (Increase) in accounts receivable ..................       (47,738)       (30,188)
    (Increase) decrease in inventories .................       (19,824)         5,958
    (Increase) in prepaid expenses .....................       (16,650)        (4,723)
    (Increase) in deferred income taxes ................          (648)          (500)
    Increase in trade accounts payable .................        20,377         13,050
    (Decrease) in other current liabilities ............       (45,913)       (45,069)
    Increase in current income taxes payable ...........        22,651         29,309
    Increase in accrued employment related
      benefits costs ...................................           741          1,269
  Other - net ..........................................           270            432
                                                           -----------    -----------

Net cash (used in) provided by operating activities ....        (3,273)        51,839
                                                           -----------    -----------

Cash flows from investing activities:
  Additions to property, buildings, and
    equipment - net of dispositions ....................       (37,966)       (24,758)
  Expenditures for capitalized software ................        (4,228)       (21,010)
  Other - net ..........................................          (274)           944
                                                           -----------    -----------

Net cash (used in) investing activities ................       (42,468)       (44,824)
                                                           -----------    -----------

Cash flows from financing activities:
  Net increase in short-term debt ......................        65,872          4,289
  Long-term debt payments ..............................           (16)          (514)
  Stock incentive plan .................................           852            (74)
  Purchase of treasury stock ...........................       (13,212)        (8,429)
  Cash dividends paid ..................................       (14,003)       (13,184)
                                                           -----------    -----------

Net cash provided by (used in) financing activities ....        39,493        (17,912)
                                                           -----------    -----------

Net (decrease) in cash and cash equivalents ............        (6,248)       (10,897)

Cash and cash equivalents at beginning of year .........        43,107         46,929
                                                           -----------    -----------

Cash and cash equivalents at end of period .............   $    36,859    $    36,032
                                                           ===========    ===========

The  accompanying  notes are an integral part of these financial statements.

                     W.W. Grainger, Inc., and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.  BASIS OF STATEMENT PRESENTATION

The financial statements and the related notes are condensed and should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Checks outstanding of $42,441,000 and $74,183,000 were included in trade accounts payable at March 31, 1999 and December 31, 1998, respectively.


2.  DIVIDEND

On April 28 1999, the Board of Directors declared a quarterly dividend of 16 cents per share, payable June 1, 1999 to shareholders of record on May 10, 1999.

                      W.W. Grainger, Inc., and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

3.       SEGMENT INFORMATION

The following segment disclosures are condensed and should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                                                        Three Months ended March 31, 1999
                                                             (In thousands of dollars)
                                                    -------------------------------------------
                                                     Branch-based
                                                     Distribution       Other        Totals
                                                     -------------  ------------   ------------
Total net sales ..................................   $    963,268   $    194,868   $  1,158,136
Intersegment net sales ...........................         65,678          1,615         67,293
Net sales from external customers ................        897,590        193,253      1,090,843
Segment operating earnings .......................        105,236            701        105,937

                                                        Three Months ended March 31, 1998
                                                             (In thousands of dollars)
                                                    -------------------------------------------
                                                     Branch-based
                                                     Distribution       Other        Totals
                                                     -------------  ------------   ------------
Total net sales ..................................   $    939,576   $    186,313   $  1,125,889
Intersegment net sales ...........................         67,592          1,190         68,782
Net sales from external customers ................        871,984        185,123      1,057,107
Segment operating earnings .......................         98,303          8,414        106,717

There has been no material change in segment assets from the amounts reported at December 31, 1998 in the Company's Annual Report on Form 10-K.

A reconciliation of segment operating earnings to consolidated operating earnings is as follows:

                                                     Three Months ended March 31
                                                       (In thousands of dollars)
                                                     ----------------------------
                                                        1999             1998
                                                     ------------    ------------
Total operating earnings for reportable segments .   $    105,937    $    106,717
Unallocated expenses .............................         (9,966)         (9,100)
Elimination of intersegment profits ..............            295             (26)
                                                     ------------    ------------
  Total consolidated operating earnings ..........   $     96,266    $     97,591
                                                     ============    ============

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1998:

                                    Net Sales
                                    ---------

The Company's net sales of $1,090,843,000 in the 1999 first quarter increased 3.2% from net sales of $1,057,107,000 for the comparable 1998 period. This increase resulted from a 2.5% increase in the Branch-based Distribution segment and a 4.6% increase in the Other Businesses of the Company (percentages consider both external and intersegment sales). ( For additional segment information, see
Note 3 of the Notes to Consolidated Financial Statements included in this report.) There were 63 sales days in both the 1999 and 1998 quarters. The year 1999 will have one less sales day than did the year 1998 (254 vs. 255).

Reflecting the Company's customer-focused strategy, sales growth for the first quarter of 1999 was primarily volume-driven. The Company is beginning to experience favorable effects from this strategy, as newly formed business units focus on specific market segments. New marketing initiatives, which are expected to be rolled out throughout 1999, also contributed to sales growth.

These sales results were achieved despite weakness in the industrial economy and unfavorable Canadian exchange rates.

The overall sales increase reflects the Company's customer-focused strategic initiatives, which are intended to match the Company's service capabilities with specific customer needs. In addition, sales were positively influenced by strong sales of seasonal products due to the colder weather experienced in many regions of the country during January 1999. Sales of seasonal products increased approximately 32% in the 1999 quarter compared to the same quarter in 1998. Sales of all other products increased about 2% on an average daily basis. Partially offsetting these factors, sales in the quarter were negatively affected by continued weakness in Canada and the industrial sector of the U.S. economy.

Segment Sales

Branch-based Distribution Businesses
------------------------------------
Grainger Industrial Supply - Average daily sales increased 3% for the 1999 first quarter compared to the 1998 first quarter. The sales growth was primarily volume-related and was driven by the Company's enhanced customer focus, new product additions, strong seasonal sales, and new marketing programs. Sales prices increased 0.5% as compared with the first quarter of 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)


Acklands - Grainger Inc. (Canada) - Average daily sales decreased 7% for the 1999 first quarter compared to the 1998 first quarter. This decline in sales primarily resulted from an unfavorable change in the Canadian exchange rate. In Canadian dollars, average daily sales declined 1% resulting from continued weakness in the mining, forestry, oil, exploration, and agriculture sectors of Canada's Western economy. To stimulate future growth, the Company is continuing its planned expansion in Eastern Canada.

Grainger, S.A. de C.V. (Mexico) - Average daily sales increased 9% for the 1999 first quarter compared to the 1998 first quarter. This sales growth reflects the continuing planned development of this new business. Sales growth was led by increased sales to customers located in Mexico's interior, who are served by the Company's facility in Monterrey.

Other Businesses
----------------
Grainger Custom Solutions - Average daily sales declined 4% for the 1999 first quarter compared to the 1998 first quarter. This decline was affected by the following:

1.   A strategic initiative to shed less profitable business;

2.   Weakness in the industrial economy, and;

3. Focusing marketing efforts on transitioning customers to the new business platform rather than on sales growth. The transition of customers from both Grainger Industrial Supply and Grainger Integrated Supply is expected to continue through the third quarter of 1999.

Stronger sales are anticipated in the future as this business completes the transition of its customers and as large customers expand their business in response to the Company's customized, lowest total cost solutions.

Grainger Integrated Supply - Average daily sales increased 25% for the 1999 first quarter compared to the 1998 first quarter. This sales growth reflects the increasing demand for this new business, which provides fee-based, on-site indirect materials management services to large businesses.

Lab Safety Supply - Average daily sales increased 8% for the 1999 first quarter compared to the 1998 first quarter. This sales growth reflects the product line expansion program and higher circulation of targeted catalogs.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)

                               Gross Profit Margin
                               -------------------
The Company's gross profit margin increased by 0.50 percentage point when comparing the first quarters of 1999 and 1998. This increase in gross profit margin was driven by improvements at Grainger Custom Solutions and, to a lesser extent, the Branch-based Distribution segment.

Segment Gross Profit Margin

Branch-based Distribution Businesses
------------------------------------
Gross profit margin improvement in this segment was primarily attributable to Grainger Industrial Supply. This improvement related to ongoing programs to reduce product costs, a favorable product mix, and to selling price increases of 0.5%. The favorable product mix was due to net new products added to the Catalog partially offset by the effect of increased sales of seasonal products (generally lower than average gross profit margins). The selling price increases during the quarter were the result of favorable pricing in January 1999 partially offset by lower pricing in February and March 1999. This lower pricing was the result of pricing actions taken with the issuance of the Catalog in February 1999.

These improvements in the gross profit margin were partially offset by a less favorable selling price category mix.

Other Businesses
----------------
The gross profit margin improved at Grainger Custom Solutions primarily due to the elimination of less profitable business and to lower pricing received from suppliers.

                               Operating Expenses
                               ------------------
The Company's operating expenses (warehousing, marketing, and administrative expenses) increased 6.6% for the 1999 first quarter compared with the 1998 first quarter. The increase included data processing expenses which were higher in the 1999 quarter by an estimated $2,000,000, as adjusted for 1999 volume increases. The higher data processing expenses primarily related to Year 2000 compliance initiatives, Internet commerce activities, and to the ongoing installation of new business enterprise systems.

As disclosed in the Company's 1998 Form 10-K, 1999 annual data processing expenses are estimated to be a net $10,000,000 to $12,000,000 higher than 1998 annual data processing expenses, as adjusted for volume related changes.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)

Segment Operating Expenses

Branch-based Distribution Businesses
------------------------------------
Operating expenses for the Branch-based Distribution Businesses increased about 2% for the 1999 first quarter versus the comparable 1998 period. Of note in this regard were the following:

1.   Increased expenses relating to the development of the business in Mexico;
2.   Increased data processing expenses, as described on page 10 of this report;
3.   Continued expense control initiatives, and;
4. Decreased advertising expenses at Grainger Industrial Supply resulting from increased funding from suppliers.

Other Businesses
----------------
Operating expenses grew faster than net sales, reflecting continuing investments to better meet the diverse needs of customers, to improve accountability within the Company, and to take advantage of growth opportunities. These investments included:

1.   Continued development of the Grainger Custom Solutions business;
2. Continued development of the Company's full service marketing capabilities on the Internet (concerning which expenses related to Internet initiatives, including data processing expenses, totaled $6.0 million in the first quarter of 1999 versus $2.6 million in the first quarter of 1998);
3.   Expanded marketing programs at Lab Safety Supply, and;
4.   Increased data processing expenses, as described on page 10 of this report.

Grainger Integrated Supply reduced its operating expenses by about 5% while achieving sales growth of 25%.

                               Operating Earnings
                               ------------------
Company operating earnings decreased 1.4% for the first quarter of 1999 compared to the same quarter in 1998. (For segment operating earnings, see Note 3 of the Notes to Consolidated Financial Statements included in this report.).

The decline in the Company's operating earnings was due to the continuing investment in new ventures to take advantage of growth opportunities. The
Company believes these investments will enable the Company to protect its industry leadership position.

The decline in operating earnings for the Other Businesses was primarily related to the results of Internet Commerce and Grainger Custom Solutions.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)


Internet Commerce results reflected the continuing development of OrderZone.com, the Company's one-stop, on-line, business-to-business service. Also, Internet Commerce continued to enhance Grainger.com, its award-winning Web site. (Sales processed through Grainger.com are recognized in Grainger Industrial Supply's sales.) OrderZone is expected to be operational in the second quarter of 1999.

The 1999 results at Grainger Custom Solutions reflected increased investments for developing the infrastructure for this business and the effect of eliminating some less profitable business. The infrastructure investments are, in some cases, redundant in that the majority of customers are still being served through the Grainger Industrial Supply platform. It is anticipated that the majority of this infrastructure redundancy will be eliminated as soon as feasible.

Progress being made in these new business ventures is in line with expectations. Sales growth for these operations is consistent with management's overall strategy.

                           Other Income Statement Data
                           ---------------------------
Interest income increased $72,000 for the first quarter of 1999 compared with the same period in 1998. This increase resulted from higher average daily invested balances partially offset by lower average interest rates earned.

Interest expense increased $50,000 for the first quarter of 1999 as compared with the same period in 1998. This increase resulted from higher average interest rates paid on all outstanding debt and from higher average borrowings. The increase was partially offset by higher capitalized interest.

The Company's effective income tax rate was 40.5% for the first quarter of both 1999 and 1998.

                                  Net Earnings
                                  ------------
The Company's net earnings of $56,263,000 in the 1999 first quarter decreased 1.6% when compared to net earnings of $57,172,000 for the comparable 1998 period. The net earnings decrease was due to operating expenses increasing at a faster rate than net sales, partially offset by higher gross profit margins.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)

                                    Year 2000
                                    ---------
The Company is using a standard methodology with three phases for the Year 2000 project. Phase I includes conducting a complete inventory of potentially affected areas of the business (including information technology and non-information technology), assessing and prioritizing the information collected during the inventory, and completing detailed project plans to address all key areas of the project. Phase II includes the remediation and testing of all mission critical areas of the project, surveying suppliers of goods and services with whom the Company does business, and the creation of contingency plans to address potential Year 2000 related problems. Phase III includes the remediation and testing of non-mission critical areas of the project, and the implementation of contingency plans as may be deemed appropriate. The Company completed Phase I. Phase II and Phase III are in process. Year 2000 work for mission critical and most non-mission critical systems and testing of system revisions is planned to be completed in the third quarter of 1999.

The estimated 1999 annual data processing expenses and the dates by which the Company will complete the Year 2000 work are based on management's current assessment and were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved or that all components of Year 2000 compliance will be addressed as planned. Uncertainties include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and the sources and timeliness of various systems replacements.

For a more detailed discussion of the Year 2000 issue, see "Item 7: Management's Discussion and Analysis of Financial Condition and the Results of Operations" in the Company's 1998 Form 10-K filed with the Securities and Exchange Commission.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES



For the three months ended March 31, 1999, working capital increased by $11,425,000. The ratio of current assets to current liabilities was 1.8 at March 31, 1999 and December 31, 1998. The Consolidated Statements of Cash Flows, included in this report, detail the sources and uses of cash and cash equivalents.

The Company maintains a modest debt ratio and strong liquidity position, which provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, the Company has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit and otherwise. Total debt as a percent of Shareholders' Equity was 23.0% at March 31, 1999 and 18.3% at December 31, 1998. For the first three months of 1999, $38,170,000 was expended for property, buildings, and equipment, and $4,228,000 for capitalized software, for a total of $42,398,000.

                                  RISK FACTORS

This document contains statements that are not historical facts and are forward-looking. The forward-looking statements are based on the Company's current expectations and some of them are subject to risks and uncertainties the outcome of which could result in actual future performance being materially different from the performance indicated. Among the factors that could affect indicated future performance are changes in, and the extent of implementation and effectiveness of, Company strategies, market initiatives, business development plans, and programs. Risk factors relating to the Company's Year 2000 compliance efforts are described elsewhere in this document. The forward-looking statements should be read in conjunction with the discussion of the Company's business and various factors that may affect it contained in the Company's most recent annual report on Form 10-K, as well as in other Company reports filed with the Securities and Exchange Commission.

                      W.W. Grainger, Inc., and Subsidiaries
                           PART II - OTHER INFORMATION



Items 1, 2, 3, and 5 not applicable.

Item 4     Submission of Matters to a Vote of Security Holders.

            An annual meeting of shareholders of the Company was held on April 28, 1999. At that meeting:

a) Management's nominees listed in the proxy statement pertaining to the meeting were elected directors for the ensuing year. Of the 76,651,783 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which authority to vote in the election was withheld, were as follows with respect to each of the nominees:

                                                                         Shares as to Which Voting
                  Name                 Shares Voted for Election            Authority Withheld
      -----------------------------    ---------------------------     ----------------------------
      B. P. Anderson                           76,198,032                      453,751
      G. R. Baker                              76,177,554                      474,229
      J. D. Fluno                              76,201,637                      450,146
      W. H. Gantz                              76,204,001                      447,782
      D. W. Grainger                           76,203,694                      448,089
      R. L. Keyser                             76,187,994                      463,789
      J. W. McCarter, Jr.                      76,206,181                      445,602
      N. S. Novich                             76,194,467                      457,316
      J. D. Slavik                             76,194,336                      457,447
      H. B. Smith                              76,185,721                      466,062
      F. L. Turner                             76,183,842                      467,941
      J. S. Webb                               76,211,730                      440,053

b) A proposal to ratify the appointment of Grant Thornton, LLP as independent auditors of the Company for the year ending December 31, 1999 was approved. Of the 76,651,783 shares present in person or represented by proxy at the meeting, 76,386,782 shares were voted for the proposal, 57,824 shares were voted against the proposal, and 207,177 shares abstained from voting with respect to the proposal.

                      W.W. Grainger, Inc., and Subsidiaries
                           PART II - OTHER INFORMATION
                                                                                            EXHIBIT INDEX
                                                                                            --------------
Item 6     Exhibits (numbered in accordance with Item 601 of regulation S-K) and
           Reports on Form 8-K.

a)       Exhibits
                  (11)   Computation of Earnings per Common and
                         Common Equivalent Share                                                  18
                  (27)   Financial Data Schedule

b) Reports on Form 8-K.

                  The Company filed a report on Form 8-K dated April 28,1999, reporting under Item 5 thereof, the declaration of a dividend of preferred share purchase rights under a new Shareholder
                  Rights Plan,  which will replace the 1989  Shareholder  Rights
                  Plan expiring in May 1999.




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                               W.W. Grainger, Inc.
                                            ----------------------------------------------------------
                                                                  (Registrant)



      Date: May 12, 1999               By:                       /s/ J.D. Fluno
-------------------------------             ----------------------------------------------------------
                                                            J.D. Fluno, Vice Chairman



      Date: May 12, 1999               By:                        /s/ P.O. Loux
-------------------------------             ----------------------------------------------------------
                                              P.O. Loux, Senior Vice President, Finance, and Chief
                                                                Financial Officer



      Date: May 12, 1999               By:                      /s/ R.D. Pappano
-------------------------------             ----------------------------------------------------------
                                                          R.D. Pappano, Vice President,
                                                   Financial Reporting and Investor Relations




                                                                      Exhibit 11

                      W.W. Grainger, Inc., and Subsidiaries
                        COMPUTATION OF EARNINGS PER SHARE


                                                             Three Months Ended March 31,
                                                             ---------------------------
Basic:                                                           1999            1998
----------------------------------------------------------   ------------   ------------
Average number of shares outstanding during the year .....     92,833,727     97,224,310
                                                             ============   ============

Net earnings .............................................   $ 56,263,000   $ 57,172,000
                                                             ============   ============

Earnings per share .......................................   $       0.61   $       0.59
                                                             ============   ============

Diluted:

Average number of shares outstanding
   during the year (basic) ...............................     92,833,727     97,224,310

     Common equivalents

       Shares issuable under outstanding options .........      2,840,880      3,058,280

       Shares which could have been purchased based
         on the average market value for the period ......      2,044,197      1,852,946
                                                             ------------   ------------

                                                                  796,683      1,205,334

Dilutive effect of exercised options prior to being
   exercised .............................................         37,855         62,092
                                                             ------------   ------------

Shares for the portion of the period that the options
   were outstanding ......................................        834,538      1,267,426

Contingently issuable shares .............................        542,500        490,000
                                                             ------------   ------------

                                                                1,377,038      1,757,426

Average number of shares outstanding during the year .....     94,210,765     98,981,736
                                                             ============   ============

Net earnings .............................................   $ 56,263,000   $ 57,172,000
                                                             ============   ============

Earnings per share .......................................   $       0.60   $       0.58
                                                             ============   ============