Form 10-Q
period 1999-06-30
GRAINGER W W INC
filed 1999-08-13
CIK 277135

27 Pages Complete


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                    [x] Quarterly Report Pursuant to Section
                          13 or 15(d) of the Securities
                       Exchange Act of 1934 For the period
                               ended June 30, 1999

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from

                                       to



                          Commission file number 1-5684

                I.R.S. Employer Identification Number 36-1150280

                               W.W. Grainger, Inc.
                            (An Illinois Corporation)
                              100 Grainger Parkway
                        Lake Forest, Illinois 60045-5201
                            Telephone: (847)535-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 93,356,200 shares of the Company's Common Stock were outstanding as of July 30, 1999.

The Exhibit Index appears on page 24 in the sequential numbering system.

Part I - FINANCIAL INFORMATION

                      W.W. Grainger, Inc., and Subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS
             (In thousands of dollars except for per share amounts)
                                   (Unaudited)
                                                     Three Months Ended June 30,      Six Months Ended June 30,
                                                     ----------------------------    ----------------------------
                                                         1999            1998           1999            1998
                                                     ------------    ------------    ------------    ------------
Net sales ........................................   $  1,146,175    $  1,118,970    $  2,237,018    $  2,176,077

Cost of merchandise sold .........................        730,160         717,011       1,418,141       1,388,963
                                                     ------------    ------------    ------------    ------------

  Gross profit ...................................        416,015         401,959         818,877         787,114

Warehousing, marketing, and
  administrative expenses ........................        328,544         301,193         635,140         588,757
                                                     ------------    ------------    ------------    ------------

  Operating earnings .............................         87,471         100,766         183,737         198,357

Other income or (deductions)
  Interest income ................................            319             142             729             480
  Interest expense ...............................         (2,943)         (1,614)         (4,676)         (3,297)
  Unclassified-net ...............................            117             286            (267)            127
                                                     ------------    ------------    ------------    ------------
                                                           (2,507)         (1,186)         (4,214)         (2,690)
                                                     ------------    ------------    ------------    ------------

Earnings before income taxes .....................         84,964          99,580         179,523         195,667

Income taxes .....................................         34,411          40,330          72,707          79,245
                                                     ------------    ------------    ------------    ------------

  Net earnings ...................................   $     50,553    $     59,250    $    106,816    $    116,422
                                                     ============    ============    ============    ============

Earnings per share:

  Basic ..........................................   $       0.54    $       0.61    $       1.15    $       1.20
                                                     ============    ============    ============    ============

  Diluted ........................................   $       0.53    $       0.60    $       1.13    $       1.18
                                                     ============    ============    ============    ============

Weighted average number of shares outstanding:

  Basic ..........................................     92,820,417      97,246,552      92,827,072      97,235,431
                                                     ============    ============    ============    ============

  Diluted ........................................     94,511 981      99,061,632      94,361,373      99,021,684
                                                     ============    ============    ============    ============

Cash dividends paid per share ....................   $       0.16    $       0.15    $       0.31    $      0.285
                                                     ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                      W.W. Grainger, Inc., and Subsidiaries
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                            (In thousands of dollars)
                                   (Unaudited)

                                                     Three Months Ended June 30,     Six Months Ended June 30,
                                                     ---------------------------    ---------------------------
                                                         1999           1998           1999           1998
                                                     ------------   ------------    ------------   ------------

Net Earnings .....................................   $     50,553   $     59,250    $    106,816   $    116,422

Other comprehensive earnings:
  Foreign currency translation
    adjustments ..................................          2,973         (5,179)          5,510         (4,002)
                                                     ------------   ------------    ------------   ------------

Comprehensive earnings ...........................   $     53,526   $     54,071    $    112,326   $    112,420
                                                     ============   ============    ============   ============

The accompanying notes are an integral part of these financial statements.

                      W.W. Grainger, Inc., and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)

ASSETS                                                                        June 30, 1999   Dec. 31, 1998
---------------------------------------------------------------------------    ------------    ------------
CURRENT ASSETS
  Cash and cash equivalents ...............................................   $     45,452    $     43,107
  Accounts receivable, less allowance for doubtful
    accounts of $17,203 for 1999 and $15,951 for 1998 .....................        562,630         463,377
  Inventories .............................................................        691,490         626,731
  Prepaid expenses ........................................................         21,944          11,950
  Deferred income tax benefits ............................................         63,241          61,200
                                                                              ------------    ------------

    Total current assets ..................................................      1,384,757       1,206,365

PROPERTY, BUILDINGS, AND EQUIPMENT ........................................      1,276,653       1,209,167
  Less accumulated depreciation and amortization ..........................        583,163         548,639
                                                                              ------------    ------------

  Property, buildings, and equipment-net ..................................        693,490         660,528

DEFERRED INCOME TAXES .....................................................          6,237           3,187

OTHER ASSETS ..............................................................        256,936         233,822
                                                                              ------------    ------------

TOTAL ASSETS ..............................................................   $  2,341,420    $  2,103,902
                                                                              ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------
CURRENT LIABILITIES
  Short-term debt .........................................................   $    247,337    $     88,060
  Current maturities of long-term debt ....................................         22,834          22,831
  Trade accounts payable ..................................................        331,358         287,055
  Accrued expenses ........................................................        206,686         233,327
  Income taxes ............................................................         14,545          33,220
                                                                              ------------    ------------

    Total current liabilities .............................................        822,760         664,493

LONG-TERM DEBT (less current maturities) ..................................        127,434         122,883

ACCRUED EMPLOYMENT RELATED BENEFITS COSTS .................................         39,779          37,785

SHAREHOLDERS' EQUITY
  Cumulative Preferred Stock - $5 par value - authorized,
    12,000,000 shares, issued and outstanding, none .......................           --              --
  Common Stock - $0.50 par value - authorized, 300,000,000
    shares; issued, 107,412,005 shares, 1999 and
    107,233,771 shares, 1998 ..............................................         53,706          53,617
  Additional contributed capital ..........................................        252,233         249,482
  Treasury stock, at cost - 14,060,692 shares, 1999 and
    13,728,672 shares, 1998 ...............................................       (587,377)       (572,900)
  Unearned restricted stock compensation ..................................        (16,287)        (17,238)
  Cumulative translation adjustments ......................................        (14,054)        (19,564)
  Retained earnings .......................................................      1,663,226       1,585,344
                                                                              ------------    ------------

  Total shareholders' equity ..............................................      1,351,447       1,278,741
                                                                              ------------    ------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............................   $  2,341,420    $  2,103,902
                                                                              ============    ============

The  accompanying  notes are an  integral  part of these financial statements.

                      W.W. Grainger, Inc., and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)
                                                                                    Six Months Ended June 30,
                                                                              -------------------------------
                                                                                  1999             1998
                                                                              ------------    ------------
Cash flows from operating activities:
  Net earnings ............................................................   $    106,816    $    116,422
  Provision for losses on accounts receivable .............................          6,737           6,482
  Depreciation and amortization:
    Property, buildings, and equipment ....................................         36,135          31,365
    Intangibles and goodwill ..............................................          7,960           8,052
    Capitalized software ..................................................          4,722           4,773
  Change in operating assets and liabilities:
    (Increase) in accounts receivable .....................................       (105,990)        (66,785)
    (Increase) decrease in inventories ....................................        (64,759)         28,081
    (Increase) in prepaid expenses ........................................         (9,994)         (6,442)
    (Increase) in deferred income taxes ...................................         (5,091)         (2,711)
    Increase in trade accounts payable ....................................         44,303          21,065
    (Decrease) in other current liabilities ...............................        (26,641)        (13,537)
    (Decrease) in current income taxes payable ............................        (18,675)         (8,320)
    Increase in accrued employment related
      benefits costs ......................................................          1,994           2,921
  Other - net .............................................................            760             904
                                                                              ------------    ------------

Net cash (used in) provided by operating activities .......................        (21,723)        122,270
                                                                              ------------    ------------

Cash flows from investing activities:
  Additions to property, buildings, and
    equipment - net .......................................................        (69,097)        (55,269)
  Expenditures for capitalized software ...................................        (12,374)        (25,378)
  Other - net .............................................................        (13,236)         (3,170)
                                                                              ------------    ------------

Net cash (used in) investing activities ...................................        (94,707)        (83,817)
                                                                              ------------    ------------

Cash flows from financing activities:
  Net increase in short-term debt .........................................        159,277           3,064
  Long-term debt payments .................................................            (32)         (1,032)
  Stock incentive plan ....................................................          2,941           2,031
  Purchase of treasury stock - net ........................................        (14,477)        (12,611)
  Cash dividends paid .....................................................        (28,934)        (27,845)
                                                                              ------------    ------------

Net cash provided by (used in) financing activities .......................        118,775         (36,393)
                                                                              ------------    ------------

Net increase in cash and cash equivalents .................................          2,345           2,060

Cash and cash equivalents at beginning of year ............................         43,107          46,929
                                                                              ------------    ------------

Cash and cash equivalents at end of period ................................   $     45,452    $     48,989
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

The unaudited financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the statements contained herein.

Checks outstanding of $35,587,000 and $74,183,000 were included in trade accounts payable at June 30, 1999 and December 31, 1998, respectively. These amounts are immaterial to the consolidated financial statements.

2.  DIVIDEND

On August 4, 1999, the Board of Directors declared a quarterly dividend of 16 cents per share, payable September 1, 1999 to shareholders of record on August 16, 1999.

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


                                                                       Three Months ended June 30, 1999
                                                                           (In thousands of dollars)
                                                    ------------------------------------------------------------------------
                                                        Branch-based                Other
                                                        Distribution              Businesses                  Totals
                                                    ---------------------    ---------------------     ---------------------
Total net sales                                              $ 1,007,211               $  198,376               $ 1,205,587
Intersegment net sales                                            57,187                    2,225                    59,412
Net sales from external customers                                950,024                  196,151                 1,146,175
Segment operating earnings                                        97,779                      349                    98,128

                                                                       Three Months ended June 30, 1998
                                                                           (In thousands of dollars)
                                                    ------------------------------------------------------------------------
                                                        Branch-based                Other
                                                        Distribution              Businesses                  Totals
                                                    ---------------------    ---------------------     ---------------------
Total net sales                                              $ 1,002,752               $  183,250               $ 1,186,002
Intersegment net sales                                            64,471                    2,561                    67,032
Net sales from external customers                                938,281                  180,689                 1,118,970
Segment operating earnings                                       104,258                    4,596                   108,854


                                                                        Six Months ended June 30, 1999
                                                                           (In thousands of dollars)
                                                    ------------------------------------------------------------------------
                                                        Branch-based                Other
                                                        Distribution              Businesses                  Totals
                                                    ---------------------    ---------------------     ---------------------
Total net sales                                              $ 1,970,479               $  393,244               $ 2,363,723
Intersegment net sales                                           122,865                    3,840                   126,705
Net sales from external customers                              1,847,614                  389,404                 2,237,018
Segment operating earnings                                       203,015                    1,050                   204,065

                                                                        Six Months ended June 30, 1998
                                                                           (In thousands of dollars)
                                                    ------------------------------------------------------------------------
                                                        Branch-based                Other
                                                        Distribution              Businesses                  Totals
                                                    ---------------------    ---------------------     ---------------------
Total net sales                                              $ 1,942,328               $  369,563               $ 2,311,891
Intersegment net sales                                           132,063                    3,751                   135,814
Net sales from external customers                              1,810,265                  365,812                 2,176,077
Segment operating earnings                                       202,561                   13,010                   215,571

                      W.W. Grainger, Inc., and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


3.  SEGMENT INFORMATION (Continued)

There has been no material change in segment assets from the amounts reported at December 31, 1998 in the Company's Annual Report on Form 10-K.

A reconciliation of segment operating earnings to consolidated operating earnings is as follows:

                                                                                      Three Months ended June 30
                                                                                      (In thousands of dollars)
                                                                            -----------------------------------------------
                                                                                    1999                      1998
                                                                            ----------------------    ---------------------
Total operating earnings for reportable segments                                         $ 98,128                $ 108,854
Unallocated expenses                                                                     (10,326)                  (8,088)
Elimination of intersegment profits                                                         (331)                        -
                                                                            ----------------------    ---------------------
  Total consolidated operating earnings                                                  $ 87,471                $ 100,766
                                                                            ======================    =====================


                                                                                       Six Months ended June 30
                                                                                      (In thousands of dollars)
                                                                            -----------------------------------------------
                                                                                    1999                      1998
                                                                            ----------------------    ---------------------
Total operating earnings for reportable segments                                        $ 204,065                $ 215,571
Unallocated expenses                                                                     (20,312)                 (17,214)
Elimination of intersegment profits                                                          (16)                        -
                                                                            ----------------------    ---------------------
  Total consolidated operating earnings                                                 $ 183,737                $ 198,357
                                                                            ======================    =====================

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1998:

                                    Net Sales
                                    ---------

The Company's net sales of $1,146,175,000 for the 1999 second quarter increased 2.4% from net sales of $1,118,970,000 for the comparable 1998 period. This increase resulted from a 0.4% increase in the Branch-based Distribution segment and an 8.3% increase in the Other Businesses of the Company (percentages consider both external and intersegment sales). (For additional segment information, see Note 3 of the Notes to Consolidated Financial Statements included in this report.) There were 64 sales days in both the 1999 and 1998 second quarters. The year 1999 will have one less sales day than did the year 1998 (254 vs. 255).

Despite a weak North American industrial economy, sales growth was positive for the second quarter of 1999. Sales growth was constrained, however, by customer service issues at Grainger Industrial Supply related to the field rollout of the new business enterprise system. The Company estimates that it lost $10,000,000 of sales as a result of these service issues.

Sales growth for the second quarter of 1999 was primarily volume-driven, reflecting favorable effects from the Company's customer-focused business unit strategy, new marketing initiatives, and an increase in Internet transactions.

The overall sales increase reflects the Company's strategy to focus on customer-specific business units. As noted above, negative sales influences included a weaker industrial economy in both the U.S. and Canada, as well as $10,000,000 in lost sales related to systems installation issues, as discussed above. In addition, sales were negatively influenced by a decline in sales of seasonal products due to the moderate weather experienced in many regions of the country. On an average daily basis, sales of seasonal products decreased approximately 10% in the 1999 quarter compared to the same quarter in 1998, while sales of all other products increased about 3%.

Segment Net Sales

Branch-based Distribution Businesses
------------------------------------

Grainger Industrial Supply - Average daily sales were essentially flat for the 1999 second quarter compared to the 1998 second quarter. Sales were negatively affected by the systems installation issue discussed above, which accounted for $10,000,000 in lost sales, and by weak seasonal sales. Sales prices decreased 0.8% versus the second quarter of 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)


Sales were favorably affected by momentum in the Company's Internet strategy. Online sales through Grainger.com reached $19,000,000 in the 1999 second quarter, representing an 88% increase over Internet sales of $10,100,000 in the first quarter of 1999, and a 526% increase over the second quarter of 1998.

Acklands - Grainger Inc. (Canada) - Average daily sales increased 2% for the 1999 second quarter compared to the 1998 second quarter. This increase was driven by growth in Eastern Canada attributable to 10 new branches opened during 1998 and 1999, partially offset by continued sluggishness in Western Canada and an unfavorable change in the Canadian exchange rate. In Canadian dollars, average daily sales increased 3%. The Company is planning to open 7 more branches in Eastern Canada during the remainder of 1999.

Grainger, S.A. de C.V. (Mexico) - Average daily sales increased 20% for the 1999 second quarter compared to the 1998 second quarter. This strong sales growth reflects the continuing development of this new business. A key driver was increased sales to customers located in Mexico's interior, who are served by the Company's facility in Monterrey.

Other Businesses
----------------

Grainger Custom Solutions - Average daily sales increased 1% for the 1999 second quarter compared to the 1998 second quarter. Growth is in accordance with plans, as the focus remains on transitioning customers to the new business platform. The transition of customers from both Grainger Industrial Supply and Grainger Integrated Supply is expected to continue through the end of 1999.

Grainger Integrated Supply - Average daily sales increased 37% for the 1999 second quarter compared to the 1998 second quarter. Growth was driven by contract renewals, scope expansion, and new engagements, reflecting the strong demand for this new business, which provides fee-based, on-site indirect materials management services to large businesses.

Lab Safety Supply - Average daily sales increased 9% for the 1999 second quarter compared to the 1998 second quarter. Strong sales growth reflects the continuing success of the product line expansion program and higher circulation of targeted catalogs.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)


                               Gross Profit Margin
                               -------------------

The Company's gross profit margin for the 1999 second quarter increased by 0.38 percentage point compared to the same 1998 quarter. This increase was driven by improvements at Grainger Industrial Supply and Grainger Custom Solutions.

Segment Gross Profit Margin

Branch-based Distribution Businesses
------------------------------------

Gross profit margin improvement was primarily attributable to Grainger Industrial Supply. The improvement mostly related to favorable product mix, reflecting net new products added to the Catalog and decreased sales of seasonal products (which generally have lower-than-average gross profit margins).

This improvement was partially offset by an unfavorable selling price category mix and by lower selling prices coinciding with the issuance of Grainger Industrial Supply's Catalog in February 1999.

Other Businesses
----------------

The gross profit margin improved at Grainger Custom Solutions primarily due to the elimination of less profitable business and to lower pricing received from suppliers.


                               Operating Expenses
                               ------------------

Operating expenses (warehousing, marketing, and administrative expenses) increased 9.1% for the 1999 second quarter compared to the 1998 second quarter. The increase included higher data processing expenses, which exceeded the 1998 quarter by $8,500,000 as adjusted for 1999 volume increases. The higher data processing expenses primarily related to Year 2000 compliance initiatives, Internet commerce activities, and the ongoing installation of new business enterprise systems.

Annual data processing expenses are currently estimated to be a net $25,000,000 to $30,000,000 higher than 1998 annual data processing expenses, as adjusted for 1999 volume related increases.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)



Segment Operating Expenses

Branch-based Distribution Businesses
------------------------------------

Operating expenses increased about 5% for the 1999 second quarter versus the comparable 1998 quarter. This rate of growth exceeded the growth in net sales due to:

1. Increased expenses incurred to maintain customer service levels during the installation of the new enterprise system;

2.   Increased occupancy expenses;

3.   Increased  expenses  relating to the development of the business in Mexico;

4. Increased data processing expenses as described on page 11 of this report, and;

5. Increased training and education expenses relating to the new enterprise system.

These factors were partially offset by decreased advertising expenses at Grainger Industrial Supply resulting from increased cooperative programs.

Other Businesses
----------------

Operating expenses grew faster than net sales, reflecting continuing investments to meet the diverse needs of segment-specific customers, to improve accountability within the Company, and to take advantage of growth opportunities.
These investments included:

1.   Continued development of the Grainger Custom Solutions business;

2.   Expanded marketing programs at Lab Safety Supply, and;

3. Increased data processing expenses, as described on page 11 of this report, which included the continued development of the Company's full service marketing capabilities on the Internet. (Expenses related to Internet initiatives totaled $8,300,000 in the second quarter of 1999 versus $4,700,000 in the second quarter of 1998.)

Grainger Integrated Supply reduced its operating expenses by about 13% while achieving sales growth of 37%.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)

                               Operating Earnings
                               ------------------

Company operating earnings decreased 13.2% for the second quarter of 1999 compared to the same quarter in 1998. Operating earnings declined at both the Branch-based Distribution Businesses and at the Other Businesses. (For segment operating earnings, see Note 3 of the Notes to Consolidated Financial Statements included in this report.)

Segment Operating Earnings

Branch-based Distribution Businesses
------------------------------------

The decline in operating earnings is primarily attributable to Grainger Industrial Supply and largely reflects the systems installation issues described earlier in this document. The Company estimates that it lost $10,000,000 in sales as a result of customer service issues at Grainger Industrial Supply related to the field rollout of the new business enterprise system. It is estimated that the combined effect of the systems installation issues - including gross profit on the lost sales, along with incremental operating expenses to maintain customer service levels - was an $11,000,000 reduction in operating earnings for the quarter.

Other Businesses
----------------

The decline in operating earnings primarily related to Internet Commerce and Grainger Custom Solutions.

The results for Internet Commerce reflect the continuing development of OrderZone.com, the Company's one-stop, business-to-business on-line service which became operational in the second quarter of 1999. Also, Internet Commerce continued to invest in enhancements of Grainger.com, its award-winning Web site. (Sales processed through Grainger.com, which accelerated substantially during the quarter, are recognized in Grainger Industrial Supply's sales.)

Grainger Custom Solutions' results reflected increased investments for developing the infrastructure for this business and the effect of eliminating some less profitable business. The infrastructure investments are, in some cases, redundant in that the majority of customers are still being served through the Grainger Industrial Supply platform.

Progress being made in these new business ventures is in line with expectations. Sales growth for these operations is consistent with management's overall strategy.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)


                           Other Income Statement Data
                           ---------------------------


Interest income increased $177,000 for the second quarter of 1999 compared with the same period in 1998. This increase resulted from higher average daily invested balances, partially offset by lower average interest rates earned.

Interest expense increased $1,329,000 for the second quarter of 1999 compared to the same period in 1998. This increase resulted from higher average interest rates paid on all outstanding debt and from higher average borrowings, partially offset by higher capitalized interest.

The Company's effective income tax rate was 40.5% for the second quarter of both 1999 and 1998.


                                  Net Earnings
                                  ------------

The Company's net earnings of $50,553,000 in the 1999 second quarter decreased 14.7% when compared to net earnings of $59,250,000 for the comparable 1998 period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)


SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1998:

                                    Net Sales
                                    ---------

The Company's net sales of $2,237,018,000 for the first six months of 1999 increased 2.8% from net sales of $2,176,077,000 for the comparable 1998 period. This increase resulted from a 1.4% increase in the Branch-based Distribution segment and a 6.4% increase in the Other Businesses of the Company (percentages consider both external and intersegment sales). (For additional segment information, see Note 3 of the Notes to Consolidated Financial Statements included in this report.) There were 127 sales days in the first six months of both 1999 and 1998. The year 1999 will have one less sales day than did the year 1998 (254 vs. 255).

Despite a weak North American industrial economy, sales growth was positive for the first six months of 1999 versus the comparable 1998 period. Sales growth was constrained, however, by customer service issues at Grainger Industrial Supply related to the field rollout of the new business enterprise system. The Company estimates that it lost $10,000,000 of sales as a result of these service issues which occurred during the latter part of the second quarter of 1999.

Sales growth for the first six months of 1999 was primarily volume-driven, reflecting favorable effects from the Company's customer-focused business unit strategy, new marketing initiatives, and an increase in Internet transactions.

The overall sales increase reflects the Company's strategy to focus on customer-specific business units. As noted above, negative sales influences included a weaker industrial economy in both the U.S. and Canada, as well as $10,000,000 in lost sales related to systems installation issues, as discussed above.


Segment Net Sales

Branch-based Distribution Businesses
------------------------------------

Grainger Industrial Supply - Average daily sales increased 1.8% for the first six months of 1999 as compared to the 1998 period. Sales were negatively affected by the systems installation issues experienced during the second quarter of 1999, as discussed above. Sales prices decreased 0.1% for the first six months versus the comparable period of 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)


Sales were favorably affected by momentum in the Company's Internet strategy. Online sales through Grainger.com reached $29,183,000 in the first six months of 1999, representing a 443% increase over the comparable 1998 period.

Acklands - Grainger Inc. (Canada) - Average daily sales decreased 2% for the first six months of 1999 as compared to the 1998 period. This decrease primarily resulted from continued sluggishness in Western Canada and an unfavorable change in the Canadian exchange rate, partially offset by growth in Eastern Canada attributable to 10 new branches opened during 1998 and 1999. In Canadian dollars, average daily sales increased 1%. The Company is planning to open 7 more branches in Eastern Canada during the remainder of 1999.

Grainger, S.A. de C.V. (Mexico) - Average daily sales increased 15% for the first six months of 1999 as compared to the 1998 period. This strong sales growth reflects the continuing development of this new business. A key driver was increased sales to customers located in Mexico's interior, who are served by the Company's facility in Monterrey.

Other Businesses
----------------

Grainger Custom Solutions - Average daily sales decreased 2% for the first six months of 1999 as compared to the 1998 period. Growth is in accordance with plans, as the focus remains on transitioning customers to the new business platform. The transition of customers from both Grainger Industrial Supply and Grainger Integrated Supply is expected to continue through the end of 1999.

Grainger Integrated Supply - Average daily sales increased 31% for the first six months of 1999 as compared to the 1998 period. Growth was driven by contract renewals, scope expansion, and new engagements, reflecting the strong demand for this new business, which provides fee-based, on-site indirect materials management services to large businesses.

Lab Safety Supply - Average daily sales increased 9% for the first six months of 1999 as compared to the 1998 period. Strong sales growth reflects the continuing success of the product line expansion program and higher circulation of targeted catalogs.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)

                               Gross Profit Margin
                               -------------------

The Company's  gross profit margin for the first six months of 1999 increased by
0.44 percentage point compared to the same 1998 period. This increase was driven by improvements at Grainger Industrial Supply and Grainger Custom Solutions.

Segment Gross Profit Margin

Branch-based Distribution Businesses
------------------------------------

Gross  profit  margin   improvement  was  primarily   attributable  to  Grainger
Industrial Supply. The improvement mostly related to favorable product mix, including the effect of net new products added to the Catalog.

This improvement was partially offset by an unfavorable selling price category mix and by lower selling prices coinciding with the issuance of Grainger Industrial Supply's Catalog in February 1999.

Other Businesses
----------------

The gross profit margin improved at Grainger Custom Solutions primarily due to the elimination of less profitable business and to lower pricing received from suppliers.


                               Operating Expenses
                               ------------------

Operating expenses (warehousing, marketing, and administrative expenses) increased 7.9% for the first six months of 1999 as compared to the same 1998 period. The increase included higher data processing expenses, which exceeded the 1998 period by $10,500,000, as adjusted for 1999 volume increases. The higher data processing expenses primarily related to Year 2000 compliance initiatives, Internet commerce activities, and the ongoing installation of new business enterprise systems.



Annual data processing expenses are currently estimated to be a net $25,000,000 to $30,000,000 higher than 1998 annual data processing expenses, as adjusted for 1999 volume related increases.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)



Segment Operating Expenses

Branch-based Distribution Businesses
------------------------------------

Operating expenses increased about 4% for the first six months of 1999 versus the comparable 1998 period. This rate of growth exceeded the growth in net sales due to:

1. Increased expenses incurred to maintain customer service levels during the installation of the new enterprise system;

2.   Increased occupancy expenses;

3.   Increased expenses relating to the development of the business in Mexico;

4. Increased data processing expenses, as described on page 17 of this report, and;

5. Increased training and education expenses relating to the new enterprise system.

These factors were partially offset by decreased advertising expenses at Grainger Industrial Supply resulting from increased cooperative programs.

Other Businesses
----------------

Operating expenses grew faster than net sales, reflecting continuing investments to meet the diverse needs of segment-specific customers, to improve accountability within the Company, and to take advantage of growth opportunities. These investments included:

1.   Continued development of the Grainger Custom Solutions business;

2.   Expanded marketing programs at Lab Safety Supply, and;

3. Increased data processing expenses, as described on page 17 of this report, which included the continued development of the Company's full service marketing capabilities on the Internet. (Expenses related to Internet initiatives totaled $14,300,000 for the first six months of 1999 versus $7,300,000 in the comparable 1998 period.)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)

                               Operating Earnings
                               ------------------

Company operating earnings decreased 7.4% for the first six months of 1999 as compared to the same 1998 period. Operating earnings increased 0.2% at the Branch-based Distribution Businesses. Operating earnings declined at the Other Businesses. (For segment operating earnings, see Note 3 of the Notes to Consolidated Financial Statements included in this report.)

Segment Operating Earnings

Branch-based Distribution Businesses
------------------------------------

The reduced level of operating earnings is primarily attributable to Grainger Industrial Supply and largely reflects the systems installation issues described earlier in this document. The Company estimates that it lost $10,000,000 in sales as a result of customer service issues at Grainger Industrial Supply related to the field rollout of the new business enterprise system. It is estimated that the combined effect of the systems installation issues - including gross profit on the lost sales, along with incremental operating expenses to maintain customer service levels - was an $11,000,000 reduction in operating earnings.

Other Businesses
----------------
The decline in operating earnings primarily related to Internet Commerce and Grainger Custom Solutions.

The results for Internet Commerce reflect the continuing development of OrderZone.com, the Company's one-stop, business-to-business on-line service which became operational in the second quarter of 1999. Also, Internet Commerce continued to invest in enhancements of Grainger.com, its award-winning Web site. (Sales processed through Grainger.com, which accelerated substantially during the first six months of 1999, are recognized in Grainger Industrial Supply's sales.)

Grainger Custom Solutions' results reflected increased investments for developing the infrastructure for this business and the effect of eliminating some less profitable business. The infrastructure investments are, in some cases, redundant in that the majority of customers are still being served through the Grainger Industrial Supply platform.

Progress being made in these new business ventures is in line with expectations. Sales growth for these operations is consistent with management's overall strategy.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)


                           Other Income Statement Data
                           ---------------------------


Interest income increased $249,000 for the first six months of 1999 compared with the same period in 1998. This increase resulted from higher average daily invested balances, partially offset by lower average interest rates earned.

Interest expense increased $1,379,000 for the first six months of 1999 compared to the same period in 1998. This increase resulted from higher average interest rates paid on all outstanding debt and from higher average borrowings, partially offset by higher capitalized interest.

The Company's effective income tax rate was 40.5% for the first six months of both 1999 and 1998.


                                  Net Earnings
                                  ------------

The Company's net earnings of $106,816,000 in the first six months of 1999 decreased 8.3% when compared to net earnings of $116,422,000 for the comparable 1998 period.


                                    Year 2000
                                    ---------

The Company is using a standard methodology with three phases for the Year 2000 project.

Phase I includes conducting a complete inventory of potentially affected areas of the business (including information technology and non-information technology), assessing and prioritizing the information collected during the inventory, and developing detailed plans to address all key areas of the project. The Company has completed Phase I.

Phase II includes the remediation or replacement, and testing, of all mission critical areas of the project, the surveying of key suppliers of goods and services, and the creation of reasonable contingency plans to address potentially serious Year 2000 related problems.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)



The remediation of mission critical systems has been completed. The remediated systems have been returned to production and final date testing of them is scheduled for completion during the third quarter of 1999. The installation of replacement mission critical systems (as distinguished from the remediation of existing mission critical systems) is continuing and is scheduled for completion in the fourth quarter of 1999. Remediation work required to make facilities Year 2000 ready has been completed.


The surveying of key suppliers is essentially complete. Of the key suppliers surveyed, approximately 97% either have indicated that they are Year 2000 ready or have provided a specific date by which they anticipate being ready.

Contingency plans reflect analyses of, among other things, risk levels to the Company associated with Year 2000 related problems of key suppliers and practical alternatives. In connection with these analyses, alternative sources of various products and services have been identified. The possibility that customers of the Company will have difficulty meeting their payment obligations on a timely basis due to Year 2000 problems was a factor in the planning of a new line of credit from participating banks. This line of credit would be in addition to an existing line of credit and be of short-term duration. The creation of these contingency plans is essentially complete.

Phase III includes the remediation or replacement, and testing, of various non-mission critical areas of the project. This activity is scheduled for completion during the third quarter of 1999. Also included in Phase III is the implementation of contingency plans as may be appropriate. Contingency plan implementation will continue during the remainder of 1999.

Expenses associated with the Year 2000 project include both a reallocation of existing internal resources and the use of outside services. Project expenses for 1998 and 1997 totaled approximately $39,000,000. Remaining project expenses for 1999 and beyond are estimated to be between $34,000,000 and $39,000,000. Total data processing expenses for 1999, including those related to the Year 2000 project and the Company's new enterprise system, are currently estimated to be a net $25,000,000 to $30,000,000 higher than data processing expenses for 1998, as adjusted for 1999 volume related increases.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)

The estimated 1999 data processing expenses and the dates by which the Company will complete the Year 2000 work are based on management's current assessment and were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved or that all components of Year 2000 compliance will be addressed as planned. Uncertainties include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and the sources and timeliness of various systems replacements. There also can be no guarantee that the systems of other companies will be Year 2000 ready on a timely basis or that the related changes will be compatible with the Company's systems.

Management believes that failure to address the Year 2000 issue on a timely basis could have a material adverse effect on the Company and continues to be committed to devoting the appropriate resources to address that issue.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES



For the six months ended June 30, 1999, working capital increased by $20,125,000. The ratio of current assets to current liabilities was 1.7 at June 30, 1999 and 1.8 at December 31, 1998. The Consolidated Statements of Cash Flows, included in this report, detail the sources and uses of cash and cash equivalents.

The Company continues to maintain a low debt ratio and strong liquidity position, which provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, the Company has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit and otherwise. Total debt, as a percent of Shareholders' Equity, was 29.4% at June 30, 1999 and 18.3% at December 31, 1998. For the first six months of 1999, $68,463,000 were expended for property, buildings, and equipment, and $12,374,000 were expended for capitalized software, for a total of $80,837,000.

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

                      W.W. Grainger, Inc., and Subsidiaries
                           PART II - OTHER INFORMATION

Items 1, 2, 3, 4, and 5 not applicable.


Item 6: Exhibits (numbered in accordance with Item 601 of regulation S-K) and Reports on Form 8-K.

                                                                EXHIBIT INDEX
                                                          ----------------------
   (a)  Exhibits


       (11)       Computation of Earnings Per Share.                26-27

       (27)       Financial Data Schedule.

   (b) Reports on Form 8-K - None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                       W.W. Grainger, Inc.
                                     -------------------------------------------
                                                          (Registrant)



Date: August 13, 1999           By:                      /s/ J.D. Fluno
------------------------------       -------------------------------------------
                                                    J.D. Fluno, Vice Chairman



Date: August 13, 1999           By:                       /s/ P.O. Loux
------------------------------       -------------------------------------------
                                       P.O. Loux, Senior Vice President, Finance
                                                and Chief Financial Officer



Date: August 13, 1999           By:                     /s/ R.D. Pappano
------------------------------       -------------------------------------------
                                                  R.D. Pappano, Vice President,
                                                       Financial Reporting


                                                                                               Exhibit 11.1

                      W.W. Grainger, Inc., and Subsidiaries
                        COMPUTATION OF EARNINGS PER SHARE

                                                                                Six Months Ended June 30,
                                                                              -------------------------------
Basic:                                                                              1999            1998
                                                                              --------------   --------------

Average number of shares outstanding during the period ....................       92,827,072       97,235,431
                                                                              ==============   ==============

Net earnings ..............................................................   $  106,816,000   $  116,422,000
                                                                              ==============   ==============

Earnings per share ........................................................   $         1.15   $         1.20
                                                                              ==============   ==============

Diluted:

Weighted average number of shares outstanding
   during the period (basic) ..............................................       92,827,072       97,235,431

     Common equivalents

       Shares issuable under outstanding options ..........................        3,339,320        3,435,210

       Shares which could have been purchased based
         on the average market value for the period .......................        2,382,966        2,192,246
                                                                              --------------   --------------

                                                                                     956,354        1,242,964
Dilutive effect of exercised options prior to being
   exercised ..............................................................           35,447           39,956
                                                                              --------------   --------------

Shares for the portion of the period that the options
   were outstanding .......................................................          991,801        1,282,920

Contingently issuable shares ..............................................          542,500          503,333
                                                                              --------------   --------------

                                                                                   1,534,301        1,786,253
                                                                              --------------   --------------
Weighted average number of shares outstanding
   during the  period .....................................................       94,361,373       99,021,684
                                                                              ==============   ==============

Net earnings ..............................................................   $  106,816,000   $  116,422,000
                                                                              ==============   ==============

Earnings per share ........................................................   $         1.13   $         1.18
                                                                              ==============   ==============


                                                                             Exhibit 11.2


                                           W.W. Grainger, Inc., and Subsidiaries
                                             COMPUTATION OF EARNINGS PER SHARE




Basic:                                                                            1999                 1998
                                                                            -----------------    ------------------
Three months ended June 30:

   Six months ended June 30, as reported in Exhibit 11.1                    $           1.15     $            1.20

   Three months ended March 31, as previously reported                                  0.61                  0.59
                                                                            -----------------    ------------------

   Earnings per share for the three months ended June 30                    $           0.54     $            0.61
                                                                            =================    ==================


Diluted:

Three months ended June 30:

   Six months ended June 30, as reported in Exhibit 11.1                    $           1.13     $            1.18

   Three months ended March 31, as previously reported                                  0.60                  0.58
                                                                            -----------------    ------------------

   Earnings per share for the three months ended June 30                    $           0.53     $            0.60
                                                                            =================    ==================
