Form 10-Q
period 1999-09-30
GRAINGER W W INC
filed 1999-11-12
CIK 277135

27 Pages Complete


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                    [x] Quarterly Report Pursuant to Section
                          13 or 15(d) of the Securities
                              Exchange Act of 1934
                     For the period ended September 30, 1999

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from

                                       to



                          Commission file number 1-5684

                I.R.S. Employer Identification Number 36-1150280

                               W.W. Grainger, Inc.
                            (An Illinois Corporation)
                              100 Grainger Parkway
                        Lake Forest, Illinois 60045-5201
                            Telephone: (847) 535-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 93,383,441 shares of the Company's Common Stock were outstanding as of October 31, 1999.

The Exhibit Index appears on page 24 in the sequential numbering system.

Part I - FINANCIAL INFORMATION

                      W.W. Grainger, Inc., and Subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS
             (In thousands of dollars except for per share amounts)
                                   (Unaudited)

                                                         Three Months Ended              Nine Months Ended
                                                            September 30,                  September  30,
                                                     ----------------------------    ----------------------------
                                                         1999            1998           1999             1998
                                                     ------------    ------------    ------------    ------------
Net sales ........................................   $  1,175,393    $  1,120,038    $  3,412,411    $  3,296,115

Cost of merchandise sold .........................        752,657         714,727       2,170,798       2,103,690
                                                     ------------    ------------    ------------    ------------

  Gross profit ...................................        422,736         405,311       1,241,613       1,192,425

Warehousing, marketing, and
  administrative expenses ........................        342,354         309,068         977,494         897,825
                                                     ------------    ------------    ------------    ------------

  Operating earnings .............................         80,382          96,243         264,119         294,600

Other income or (deductions)
  Interest income ................................            391             672           1,120           1,152
  Interest expense ...............................         (5,276)         (1,550)         (9,952)         (4,847)
  Unclassified-net ...............................          1,405          (1,097)          1,138            (970)
                                                     ------------    ------------    ------------    ------------
                                                           (3,480)         (1,975)         (7,694)         (4,665)
                                                     ------------    ------------    ------------    ------------

Earnings before income taxes .....................         76,902          94,268         256,425         289,935

Income taxes .....................................         31,145          38,179         103,852         117,424
                                                     ------------    ------------    ------------    ------------

  Net earnings ...................................   $     45,757    $     56,089    $    152,573    $    172,511
                                                     ============    ============    ============    ============

Earnings per share:

  Basic ..........................................   $       0.49    $       0.58    $       1.64    $       1.78
                                                     ============    ============    ============    ============

  Diluted ........................................   $       0.49    $       0.57    $       1.62    $       1.75
                                                     ============    ============    ============    ============

Weighted average number of shares outstanding:

  Basic ..........................................     92,840,777      96,519,586      92,831,640      96,996,816
                                                     ============    ============    ============    ============

  Diluted ........................................     94,352,612      98,010,294      94,358,453      98,684,554
                                                     ============    ============    ============    ============

Cash dividends paid per share ....................   $       0.16    $       0.15    $       0.47    $      0.435
                                                     ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                      W.W. Grainger, Inc., and Subsidiaries
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                            (In thousands of dollars)
                                   (Unaudited)

                                                         Three Months Ended          Nine Months Ended
                                                            September 30,              September 30,
                                                     -------------------------    -----------------------
                                                       1999             1998        1999           1998
                                                     ---------       ---------    ---------     ---------
Net Earnings .....................................   $  45,757       $  56,089    $ 152,573     $ 172,511

Other comprehensive earnings:
  Foreign currency translation
    adjustments ..................................       1,539          (6,547)       7,049       (10,549)
                                                     ---------       ---------    ---------     ---------

Comprehensive earnings ...........................   $  47,296       $  49,542    $ 159,622     $ 161,962
                                                     =========       =========    =========     =========

The accompanying notes are an integral part of these financial statements.


                      W.W. Grainger, Inc., and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)

ASSETS                                                         Sept. 30, 1999      Dec. 31, 1998
------------------------------------------------------------   ---------------    ---------------
CURRENT ASSETS
  Cash and cash equivalents ................................   $        47,609    $        43,107
  Accounts receivable, less allowance for doubtful
    accounts of $18,009 for 1999 and $15,951 for 1998 ......           565,499            463,377
  Inventories ..............................................           699,290            626,731
  Prepaid expenses .........................................            16,198             11,950
  Deferred income tax benefits .............................            64,187             61,200
                                                               ---------------    ---------------

    Total current assets ...................................         1,392,783          1,206,365

PROPERTY, BUILDINGS, AND EQUIPMENT .........................         1,270,784          1,209,167
  Less accumulated depreciation and amortization ...........           585,312            548,639
                                                               ---------------    ---------------

  Property, buildings, and equipment-net ...................           685,472            660,528

DEFERRED INCOME TAXES ......................................             9,167              3,187

OTHER ASSETS ...............................................           261,978            233,822
                                                               ---------------    ---------------

TOTAL ASSETS ...............................................   $     2,349,400    $     2,103,902
                                                               ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------
CURRENT LIABILITIES
  Short-term debt ..........................................   $       221,911    $        88,060
  Current maturities of long-term debt .....................            22,835             22,831
  Trade accounts payable ...................................           306,136            287,055
  Accrued expenses .........................................           226,072            233,327
  Income taxes .............................................            17,681             33,220
                                                               ---------------    ---------------

    Total current liabilities ..............................           794,635            664,493

LONG-TERM DEBT (less current maturities) ...................           127,833            122,883

ACCRUED EMPLOYMENT RELATED BENEFITS COSTS ..................            41,376             37,785

SHAREHOLDERS' EQUITY
  Cumulative Preferred Stock - $5 par value - authorized,
    12,000,000 shares, issued and outstanding, none ........              --                 --
  Common Stock - $0.50 par value - authorized, 300,000,000
    shares; issued, 107,455,033 shares, 1999 and
    107,233,771 shares, 1998 ...............................            53,728             53,617
  Additional contributed capital ...........................           255,302            249,482
  Treasury stock, at cost - 14,069,892 shares, 1999 and
    13,728,672 shares, 1998 ................................          (587,812)          (572,900)
  Unearned restricted stock compensation ...................           (17,188)           (17,238)
  Cumulative translation adjustments .......................           (12,515)           (19,564)
  Retained earnings ........................................         1,694,041          1,585,344
                                                               ---------------    ---------------

  Total shareholders' equity ...............................         1,385,556          1,278,741
                                                               ---------------    ---------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............   $     2,349,400    $     2,103,902
                                                               ===============    ===============

The accompanying notes are an integral part of these financial statements.


                      W.W. Grainger, Inc., and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                        Nine Months Ended
                                                                          September 30,
                                                               ----------------------------------
                                                                    1999               1998
                                                               ---------------    ---------------
Cash flows from operating activities:
  Net earnings .............................................   $       152,573    $       172,511
  Provision for losses on accounts receivable ..............            10,316              9,771
  Depreciation and amortization:
    Property, buildings, and equipment .....................            55,546             46,236
    Intangibles and goodwill ...............................            11,945             12,020
    Capitalized software ...................................             7,236              6,961
  Change in operating assets and liabilities:
    (Increase) in accounts receivable ......................          (112,438)           (50,960)
    (Increase) decrease in inventories .....................           (72,559)            41,802
    (Increase) in prepaid expenses .........................            (4,248)            (4,174)
    (Increase) in deferred income taxes ....................            (5,237)            (3,671)
    Increase in trade accounts payable .....................            19,081             17,454
    (Decrease) increase in other current liabilities .......            (7,256)             6,255
    (Decrease) in current income taxes payable .............           (17,974)           (11,689)
    Increase in accrued employment related
      benefits costs .......................................             3,591              3,782
  Other - net ..............................................               985                995
                                                               ---------------    ---------------

Net cash provided by operating activities ..................            41,561            247,293
                                                               ---------------    ---------------

Cash flows from investing activities:
  Additions to property, buildings, and
    equipment - net ........................................           (80,490)           (87,913)
  Expenditures for capitalized software ....................           (19,606)           (31,967)
  Other - net ..............................................           (15,093)           (13,654)
                                                               ---------------    ---------------

Net cash (used in) investing activities ....................          (115,189)          (133,534)
                                                               ---------------    ---------------

Cash flows from financing activities:
  Net increase in short-term debt ..........................           133,851             42,011
  Long-term debt payments ..................................               (49)            (1,054)
  Stock incentive plan .....................................             3,116              4,201
  Purchase of treasury stock - net .........................           (14,912)          (117,292)
  Cash dividends paid ......................................           (43,876)           (42,483)
                                                               ---------------    ---------------

Net cash provided by (used in) financing activities ........            78,130           (114,617)
                                                               ---------------    ---------------

Net increase (decrease) in cash and cash equivalents .......             4,502               (858)

Cash and cash equivalents at beginning of year .............            43,107             46,929
                                                               ---------------    ---------------

Cash and cash equivalents at end of period .................   $        47,609    $        46,071
                                                               ===============    ===============

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

Checks outstanding of $57,688,000 and $74,183,000 were included in trade accounts payable at September 30, 1999 and December 31, 1998, respectively. These amounts are immaterial to the consolidated financial statements.

2.  DIVIDEND

On October 27, 1999, the Board of Directors declared a quarterly dividend of 16 cents per share, payable December 1, 1999 to shareholders of record on November 8, 1999.

                      W.W. Grainger, Inc., and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


3. SEGMENT INFORMATION (In thousands of dollars)

The following segment disclosures are condensed and should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


                                                   Three Months ended September 30, 1999
                                           ----------------------------------------------------
                                            Branch-based         Other
                                            Distribution       Businesses           Totals
                                           ---------------   ---------------    ---------------
Total net sales ........................   $     1,033,093   $       196,023    $     1,229,116
Intersegment net sales .................            50,915             2,808             53,723
Net sales from external customers ......           982,178           193,215          1,175,393
Segment operating earnings .............           103,489           (10,781)            92,708

                                                    Three Months ended September 30, 1998
                                           ----------------------------------------------------
                                            Branch-based         Other
                                            Distribution       Businesses           Totals
                                           ---------------   ---------------    ---------------
Total net sales ........................   $     1,008,310   $       179,991   $     1,188,301
Intersegment net sales .................            66,084             2,179            68,263
Net sales from external customers ......           942,226           177,812         1,120,038
Segment operating earnings .............           104,984             1,380           106,364

                                                    Nine Months ended September 30, 1999
                                           ----------------------------------------------------
                                            Branch-based         Other
                                            Distribution       Businesses           Totals
                                           ---------------   ---------------    ---------------
Total net sales ........................   $     3,003,572   $       589,267    $     3,592,839
Intersegment net sales .................           173,780             6,648            180,428
Net sales from external customers ......         2,829,792           582,619          3,412,411
Segment operating earnings .............           306,504            (9,731)           296,773

                                                    Nine Months ended September 30, 1998
                                           ----------------------------------------------------
                                            Branch-based         Other
                                            Distribution       Businesses           Totals
                                           ---------------   ---------------    ---------------
Total net sales ........................   $     2,950,638   $       549,554   $     3,500,192
Intersegment net sales .................           198,147             5,930           204,077
Net sales from external customers ......         2,752,491           543,624         3,296,115
Segment operating earnings .............           307,545            14,390           321,935

                      W.W. Grainger, Inc., and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


3. SEGMENT INFORMATION (In thousands of dollars)

                                            Branch-based         Other
                                            Distribution       Businesses           Totals
                                           ---------------   ---------------   ---------------
Segment Assets:
At September 30, 1999 ..................   $     1,789,304   $       283,925   $     2,073,229
At December 31, 1998 ...................   $     1,805,396   $       189,298   $     1,994,694

A reconciliation of segment operating earnings to consolidated operating earnings is as follows:

                                                      Three Months ended September 30
                                                          1999                1998
                                                     ---------------    ---------------
Total operating earnings for reportable segments .   $        92,708    $       106,364
Unallocated expenses .............................           (12,326)           (10,121)
Elimination of intersegment profits ..............              --                 --
                                                     ---------------    ---------------
  Total consolidated operating earnings ..........   $        80,382    $        96,243
                                                     ===============    ===============

                                                       Nine Months ended September 30
                                                          1999                1998
                                                     ---------------    ---------------
Total operating earnings for reportable segments .   $       296,773    $       321,935
Unallocated expenses .............................           (32,638)           (27,335)
Elimination of intersegment profits ..............               (16)              --
                                                     ---------------    ---------------
  Total consolidated operating earnings ..........   $       264,119    $       294,600
                                                     ===============    ===============

                                                      September 30,     December 31,
                                                     ---------------   ---------------
                                                           1999             1998
                                                     ---------------   ---------------
Assets:
Total assets for reportable segments .............   $     2,073,229   $     1,994,694
Unallocated assets ...............................           276,171           109,208
                                                     ---------------   ---------------
  Total Consolidated assets ......................   $     2,349,400   $     2,103,902
                                                     ===============   ===============

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1998:

                                    Net Sales
                                    ---------

The Company's net sales of $1,175,393,000 for the 1999 third quarter increased 4.9% from net sales of $1,120,038,000 for the comparable 1998 period. This increase resulted from a 2.5% increase in the Branch-based Distribution segment and an 8.9% increase in the Other Businesses of the Company (percentages consider both external and intersegment sales). (For additional segment information, see Note 3 of the Notes to Consolidated Financial Statements included in this report.) There were 64 sales days in both the 1999 and 1998 third quarters. The year 1999 will have one less sales day than did the year 1998 (254 vs. 255).

Despite a soft industrial economy in the United States, sales growth was positive for the third quarter of 1999 versus the comparable 1998 period. Sales growth for the third quarter of 1999 was primarily volume-driven, reflecting favorable effects from the Company's customer-focused business unit strategy, new marketing initiatives, and the continuing acceleration in Internet transactions. Sales growth was constrained, however, by customer service issues at Grainger Industrial Supply and Grainger Parts related to the field rollout of the new business enterprise system. The Company estimates that it lost $9,000,000 of sales as a result of these service issues.

Segment Net Sales

Branch-based Distribution Businesses
------------------------------------

Grainger Industrial Supply - Average daily sales increased 1% for the 1999 third quarter compared to the 1998 third quarter. Sales were favorably affected by continued momentum in the Company's Internet strategy. Sales through the
Internet were $30,000,000 in the 1999 third quarter, representing a 740% increase over the third quarter of 1998 and a 58% increase over Internet sales of $19,000,000 in the second quarter of 1999. Sales were negatively affected by the customer service issues discussed above. Grainger Industrial Supply estimates that it lost $8,000,000 of sales as a result of these service issues. Sales prices decreased 1.5% versus the third quarter of 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)


Acklands - Grainger Inc. (Canada) - Average daily sales increased 12% for the 1999 third quarter compared to the 1998 third quarter. This increase was driven by growth in both Eastern and Western Canada. The growth in Eastern Canada was attributable to 12 new branches opened during 1998 and 1999. The growth in Western Canada was driven by an improvement in the oil and gas and industrial sectors of the economy. In Canadian dollars, average daily sales increased 11%. The Company is planning to open 3 more branches in Eastern Canada during the remainder of 1999.

Grainger, S.A. de C.V. (Mexico) - Average daily sales increased 16% for the 1999 third quarter compared to the 1998 third quarter. This strong sales growth reflects the continuing development of this new business. A key driver was increased sales to customers located in Mexico's interior, who are served by the Company's facility in Monterrey.

Other Businesses
----------------

Grainger Custom Solutions - Average daily sales decreased 4% for the 1999 third quarter compared to the 1998 third quarter. This decrease was primarily the result of reduced sales to several large customers who experienced slowdowns in their business during the quarter. The transition of customers to Grainger Custom Solutions from both Grainger Industrial Supply and Grainger Integrated Supply is expected to continue through the end of 1999.

Grainger Integrated Supply - Average daily sales increased 84% for the 1999 third quarter compared to the 1998 third quarter. Sales for this business unit includes product throughput and management fees. Growth was driven by new engagements, contract renewals, and scope expansion reflecting the strong demand for this new business, which provides fee-based, on-site indirect materials management services to large businesses.

Lab Safety Supply - Average daily sales increased 7% for the 1999 third quarter compared to the 1998 third quarter reflecting the continuing success of product line expansion.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)

                               Gross Profit Margin
                               -------------------

The Company's gross profit margin for the 1999 third quarter decreased by 0.22 percentage point compared to the same 1998 quarter. The decrease was driven by lower gross profit margins within the Other Businesses partially offset by higher gross profit margins within the Branch-based Distribution Business segment.

Segment Gross Profit Margin

Branch-based Distribution Businesses
------------------------------------

Gross profit margins improved at Grainger Industrial Supply. The improvement primarily related to a favorable product mix, reflecting net new products added since the third quarter of 1998.

This improvement was partially offset by an unfavorable selling price category mix and by lower selling prices on selected items, coinciding with the issuance of Grainger Industrial Supply's Catalog in February 1999.

Other Businesses
----------------

Gross profit margins decreased at Grainger Integrated Supply and Grainger Custom Solutions. The decrease at Grainger Integrated Supply related to product sales throughput, which grew at a faster rate than related management fee income. The decrease at Grainger Custom Solutions was primarily related to higher sales of sourced product (not inventoried) which, in general, carry lower gross profit margins.


                               Operating Expenses
                               ------------------

Operating expenses (warehousing, marketing, and administrative expenses) increased 10.8% for the 1999 third quarter compared to the 1998 third quarter. The increase included higher data processing expenses, which exceeded the 1998 quarter by $8,800,000, as adjusted for 1999 volume increases. The higher data processing expenses primarily related to Year 2000 compliance initiatives, Internet commerce activities, and the ongoing installation of new business enterprise systems. Data processing expenses for 1999 are estimated to be approximately $30,000,000 higher than in 1998, as adjusted for 1999 volume related increases.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)



Segment Operating Expenses

Branch-based Distribution Businesses
------------------------------------

Operating expenses increased about 6% for the 1999 third quarter versus the comparable 1998 quarter. This rate of growth exceeded the growth rate in net sales due to:

1.   Increased data processing expenses as described on page 11 of this report;
2.   Increased expenses relating to the development of the business in Mexico;
3.   Increased occupancy expenses;
4. Increased expenses incurred to maintain customer service levels during the installation of the new business enterprise system, and;
5. Increased training and education expenses relating to the new business enterprise system.

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

Other Businesses
----------------

Operating expenses grew faster than net sales, reflecting continuing investments to meet the diverse needs of segment-specific customers, to improve accountability within the Company, and to take advantage of growth opportunities. These investments included:

1.   Continued development of the Grainger Custom Solutions business;
2.   Expanded marketing programs at Lab Safety Supply, and;
3. Increased expenses, including data processing expenses related to Internet initiatives totaling $12,200,000 in the third quarter of 1999 versus $2,200,000 in the third quarter of 1998.

During the quarter, Grainger Integrated Supply reduced its operating expenses by about 3% while achieving sales growth of 84%.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)

                               Operating Earnings
                               ------------------

The Company's operating earnings decreased 16.5% for the third quarter of 1999 compared to the same quarter in 1998. Operating earnings declined at both the Branch-based Distribution segment and at the Other Businesses. (For segment operating earnings, see Note 3 of the Notes to Consolidated Financial Statements included in this report.)

Segment Operating Earnings

Branch-based Distribution Businesses
------------------------------------

The  decline  in  operating  earnings  is  primarily  attributable  to  Grainger
Industrial Supply and Grainger Parts and largely reflects the systems installation issues described earlier in this document. As previously noted, the Company estimates that it lost $9,000,000 in sales as a result of customer service issues at Grainger Industrial Supply and Grainger Parts. It is estimated that the effect of the systems installation issues - including gross profit on the lost sales, along with incremental operating expenses to maintain customer service levels - was an $11,000,000 reduction in operating earnings for the quarter.

Other Businesses
----------------

The decline in operating earnings primarily related to Internet Commerce and Grainger Custom Solutions. Partially offsetting these declines were improved results at Grainger Integrated Supply and Lab Safety Supply.

The results for Internet Commerce reflect incremental marketing expenses to promote the Company's Web sites, Grainger.com and OrderZone.com. The marketing programs were initiated in the fourth quarter of 1998 and grew substantially in magnitude during the third quarter of 1999. Operating expenditures during the quarter were also directed toward enhancing the functionality of Grainger.com. Operating expenses also increased due to payroll expenses to support additional transaction volume. (Sales processed through Grainger.com, which accelerated substantially during the quarter, are recognized in Grainger Industrial Supply's sales.)

Grainger Custom Solutions' results reflected increased investments for developing the infrastructure for this business and the effect of eliminating some less profitable business. During the transition, certain infrastructure investments temporarily duplicate the Grainger Industrial Supply platform.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)


                           Other Income Statement Data
                           ---------------------------


Interest income decreased by $281,000 for the third quarter of 1999 compared with the same period in 1998. This decrease resulted from lower average daily-invested balances and lower average interest rates earned.

Interest expense increased by $3,726,000 for the third quarter of 1999 compared to the same period in 1998. This increase resulted from higher average interest rates paid on all outstanding debt, higher average borrowings, and lower capitalized interest.

Unclassified-net had a positive effect on earnings before income taxes of $2,502,000 for the third quarter of 1999 as compared with the same period in 1998. 1999 included a gain related to the disposal of facilities in the Chicagoland area.

The Company's effective income tax rate was 40.5% for the third quarter of both 1999 and 1998.


                                  Net Earnings
                                  ------------

The Company's net earnings of $45,757,000 in the 1999 third quarter decreased 18.4% as compared to net earnings of $56,089,000 for the comparable 1998 period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1998:

                                    Net Sales
                                    ---------

The Company's net sales of $3,412,411,000 for the first nine months of 1999 increased 3.5% from net sales of $3,296,115,000 for the comparable 1998 period. This increase resulted from a 1.8% increase in the Branch-based Distribution segment and a 7.2% increase in the Other Businesses of the Company (percentages consider both external and intersegment sales). (For additional segment information, see Note 3 of the Notes to Consolidated Financial Statements included in this report.) There were 191 sales days in the first nine months of both 1999 and 1998. The year 1999 will have one less sales day than did the year 1998 (254 vs. 255).

Despite a soft North American industrial economy, sales growth was positive for the first nine months of 1999 versus the comparable 1998 period. Sales growth for the first nine months of 1999 was primarily volume-driven, reflecting favorable effects from the Company's customer-focused business unit strategy, new marketing initiatives, and the continuing acceleration in Internet transactions. Sales growth was constrained, however, by customer service issues at Grainger Industrial Supply and Grainger Parts related to the field rollout of the new business enterprise system. The Company estimates that it lost $19,000,000 of sales as a result of these service issues which occurred during the latter part of the second quarter and the third quarter of 1999.


Segment Net Sales

Branch-based Distribution Businesses
------------------------------------

Grainger Industrial Supply - Average daily sales increased 2% for the first nine months of 1999 as compared to the 1998 period. Sales were favorably affected by momentum in the Company's Internet strategy. Online sales through the Internet were $59,000,000 in the first nine months of 1999, representing a 555% increase over the comparable 1998 period. Sales were negatively affected by the customer service issues discussed above. Grainger Industrial Supply estimates that it lost $18,000,000 of sales as a result of these service issues. Sales prices decreased 0.6% for the first nine months of 1999 versus the comparable period of 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)



Acklands - Grainger Inc. (Canada) - Average daily sales increased 2% for the first nine months of 1999 as compared to the 1998 period. This increase was driven by growth in both Eastern and Western Canada during the third quarter of 1999 versus the comparable 1998 period. The growth in Eastern Canada was attributable to 12 new branches opened during 1998 and 1999. The growth in Western Canada was driven by an improvement in the oil and gas and industrial sectors of the economy. In Canadian dollars, average daily sales increased 4%. The Company is planning to open 3 more branches in Eastern Canada during the remainder of 1999.

Grainger, S.A. de C.V. (Mexico) - Average daily sales increased 15% for the first nine months of 1999 as compared to the 1998 period. This strong sales growth reflects the continuing development of this new business. A key driver was increased sales to customers located in Mexico's interior, who are served by the Company's facility in Monterrey.

Other Businesses
----------------

Grainger Custom Solutions - Average daily sales decreased 2% for the first nine months of 1999 as compared to the 1998 period. The focus remains on transitioning customers to the new business platform. The transition of customers to Grainger Custom Solutions from both Grainger Industrial Supply and Grainger Integrated Supply is expected to continue through the end of 1999.

Grainger Integrated Supply - Average daily sales increased 46% for the first nine months of 1999 as compared to the 1998 period. Sales for this business unit includes product throughput and management fees. Growth was driven by new engagements, contract renewals, and scope expansion reflecting the strong demand for this new business, which provides fee-based, on-site indirect materials management services to large businesses.

Lab Safety Supply - Average daily sales increased 8% for the first nine months of 1999 as compared to the 1998 period. Strong sales growth reflects the continuing success of the product line expansion program.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)

                               Gross Profit Margin
                               -------------------


The Company's gross profit margin for the first nine months of 1999 increased by
0.21 percentage point compared to the same 1998 period. This increase was driven by improvements at Grainger Industrial Supply and Grainger Custom Solutions.

Segment Gross Profit Margin

Branch-based Distribution Businesses
------------------------------------

The improvement in gross profit margins at Grainger Industrial Supply primarily related to favorable product mix, reflecting net new products added since the third quarter of 1998.

This improvement was partially offset by an unfavorable selling price category mix and by lower selling prices on selected items, coinciding with the issuance of Grainger Industrial Supply's Catalog in February 1999.

Other Businesses
----------------

The improvement in gross profit margins at Grainger Custom Solutions was primarily due to the elimination of less profitable business and to lower pricing received from suppliers.


                               Operating Expenses
                               ------------------

Operating  expenses  (warehousing,   marketing,   and  administrative  expenses)
increased 8.9% for the first nine months of 1999 as compared to the same 1998 period. The increase included higher data processing expenses, which exceeded the 1998 period by $19,300,000, as adjusted for 1999 volume increases. The higher data processing expenses primarily related to Year 2000 compliance initiatives, Internet commerce activities, and the ongoing installation of new business enterprise systems. Data processing expenses for 1999 are estimated to be approximately $30,000,000 higher than in 1998, as adjusted for 1999 volume related increases.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)



Segment Operating Expenses

Branch-based Distribution Businesses
------------------------------------

Operating expenses increased about 5% for the first nine months of 1999 versus the comparable 1998 period. This rate of growth exceeded the growth in net sales due to:

1.   Increased data processing expenses, as described on page 17 of this report;
2.   Increased expenses relating to the development of the business in Mexico;
3.   Increased occupancy expenses;
4. Increased expenses incurred to maintain customer service levels during the installation of the new business enterprise system, and;
5. Increased training and education expenses relating to the new business enterprise system.

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

Other Businesses
----------------

Operating expenses grew faster than net sales, reflecting continuing investments to meet the diverse needs of segment-specific customers, to improve accountability within the Company, and to take advantage of growth opportunities. These investments included:

1.   Continued development of the Grainger Custom Solutions business;
2.   Expanded marketing programs at Lab Safety Supply, and;
3. Increased expenses, including data processing expenses, related to Internet initiatives totaling $26,500,000 for the first nine months of 1999 versus $9,500,000 for the comparable 1998 period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)

                               Operating Earnings
                               ------------------

The Company's operating earnings decreased 10.3% for the first nine months of 1999 as compared to the same 1998 period. Operating earnings were relatively flat at the Branch-based Distribution segment and declined at the Other Businesses. (For segment operating earnings, see Note 3 of the Notes to Consolidated Financial Statements included in this report.)

Segment Operating Earnings

Branch-based Distribution Businesses
------------------------------------

Operating earnings performance was affected by lower than expected sales growth, largely due to weakness in the North American industrial economy and to service issues at Grainger Industrial Supply and Grainger Parts. The Company estimates that these service issues cost the Company $23,000,000 in operating earnings year-to-date 1999, comprised of gross profit on lost sales and incremental operating expenses.

Other Businesses
----------------

The decline in operating earnings primarily related to Internet Commerce and Grainger Custom Solutions.

The results for Internet Commerce reflect the development and enhancement of OrderZone.com, the Company's one-stop, business-to-business on-line service, which became operational in the second quarter of 1999, and Grainger.com. (Sales processed through Grainger.com are recognized in Grainger Industrial Supply's sales.) Also reflected are continuing investments to market and promote these two Web sites.

Grainger Custom Solutions' results reflected increased investments for developing the infrastructure for this business and the effect of eliminating some less profitable business. During the transition, certain infrastructure investments temporarily duplicate the Grainger Industrial Supply platform.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)


                           Other Income Statement Data
                           ---------------------------


Interest income decreased by $32,000 for the first nine months of 1999 compared with the same period in 1998. This decrease resulted from lower average daily-invested balances and lower average interest rates earned.

Interest expense increased by $5,105,000 for the first nine months of 1999 compared to the same period in 1998. This increase resulted from higher average interest rates paid on all outstanding debt and from higher average borrowings, partially offset by higher capitalized interest.

Unclassified-net had a positive effect on earnings before income taxes of $2,108,000 for the first nine months of 1999 as compared with the same period in 1998. During the third quarter of 1999 the Company recorded a gain related to the disposal of facilities in the Chicagoland area.

The Company's effective income tax rate was 40.5% for the first nine months of both 1999 and 1998.


                                  Net Earnings
                                  ------------

The Company's net earnings of $152,573,000 in the first nine months of 1999 decreased 11.6% when compared to net earnings of $172,511,000 for the comparable 1998 period.


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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)


The remediation of mission critical systems has been completed. The remediated systems have been returned to production and final date testing of them has been completed. The installation of replacement mission critical systems (as distinguished from the remediation of existing mission critical systems) is continuing and is scheduled for completion in the fourth quarter of 1999. Remediation work required to make facilities Year 2000 ready has been completed.

The surveying of key suppliers is essentially complete. Of the key suppliers surveyed, approximately 97% either have indicated that they are Year 2000 ready or have provided a specific date by which they anticipate being ready.

Contingency plans reflect analyses of, among other things, risk levels to the Company associated with Year 2000 related problems of key suppliers and practical alternatives. In connection with these analyses, alternative sources of various products and services have been identified. The possibility that customers of the Company will have difficulty meeting their payment obligations on a timely basis due to Year 2000 problems was a factor in establishing a new line of credit from participating banks. This short-term line of credit is in addition to an existing line of credit. The creation of contingency plans is essentially complete.

Phase III includes the remediation or replacement, and testing, of non-mission critical areas of the project. Substantially all of this non-mission critical work has been completed with the remainder scheduled for completion during the fourth quarter of 1999. Also included in Phase III is the implementation of contingency plans as may be appropriate. Contingency plan implementation will continue during the remainder of 1999.

Expenses associated with the Year 2000 project include both a reallocation of existing internal resources and the use of outside services. Project expenses for 1998 and 1997 totaled approximately $39,000,000. Project expenses for 1999 and beyond are estimated to be approximately $30,000,000.

Total data processing expenses for 1999, including those related to the Year 2000 project and the Company's new enterprise system, are currently estimated to be approximately $30,000,000 higher than data processing expenses for 1998, as adjusted for 1999 volume related increases.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES



For the nine months ended September 30, 1999, working capital increased by $56,276,000. The ratio of current assets to current liabilities was 1.8 at September 30, 1999 and 1.8 at December 31, 1998. The Consolidated Statements of Cash Flows, included in this report, detail the sources and uses of cash and cash equivalents.

The Company continues to maintain a modest debt ratio and strong liquidity position, which provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, the Company has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit and otherwise. Total debt, as a percent of Shareholders' Equity, was 26.9% at September 30, 1999 and 18.3% at December 31, 1998. For the first nine months of 1999, $83,107,000 were expended for property, buildings, and equipment, and $19,606,000 were expended for capitalized software, for a total of $102,713,000.

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

                      W.W. Grainger, Inc., and Subsidiaries
                           PART II - OTHER INFORMATION

Items 1, 2, 3, 4, and 5 not applicable.


Item 6:  Exhibits (numbered in accordance with Item 601 of
         regulation S-K) and Reports on Form 8-K.
                                                                   EXHIBIT INDEX
                                                                   -------------
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


                                                  W.W. Grainger, Inc.
                                     -------------------------------------------
                                                      (Registrant)



Date: November 12, 1999           By:                 /s/ J.D. Fluno
------------------------------       -------------------------------------------
                                               J.D. Fluno, Vice Chairman



Date: November 12, 1999           By:                /s/ P.O. Loux
------------------------------       -------------------------------------------
                                       P.O. Loux, Senior Vice President, Finance
                                                and Chief Financial Officer



Date: November 12, 1999           By:              /s/ R.D. Pappano
------------------------------       -------------------------------------------
                                          R.D. Pappano, Vice President,
                                                 Financial Reporting

                                                                    Exhibit 11.1

                      W.W. Grainger, Inc., and Subsidiaries
                        COMPUTATION OF EARNINGS PER SHARE


                                                                          Nine Months Ended September 30,
                                                                         ---------------------------------
                                                                               1999              1998
                                                                         ---------------   ---------------
Basic:

Weighted average number of shares outstanding during the period
                                                                              92,831,640        96,996,816
                                                                         ===============   ===============

Net earnings .........................................................   $   152,573,000   $   172,511,000
                                                                         ===============   ===============

Earnings per share ...................................................   $          1.64   $          1.78
                                                                         ===============   ===============

Diluted:

Weighted average number of shares outstanding
   during the period (basic) .........................................        92,831,640        96,996,816

     Common equivalents

       Shares issuable under outstanding options .....................         3,115,730         3,272,000

       Shares which could have been purchased based
         on the average market value for the period ..................         2,166,366         2,124,251
                                                                         ---------------   ---------------

                                                                                 949,364         1,147,749
Dilutive effect of exercised options prior to being
   exercised .........................................................            24,282            27,767
                                                                         ---------------   ---------------

Shares for the portion of the period that the options
   were outstanding ..................................................           973,646         1,175,516

Contingently issuable shares .........................................           553,166           512,222
                                                                         ---------------   ---------------

                                                                               1,526,812         1,687,738
                                                                         ---------------   ---------------
Weighted average number of shares outstanding
   during the  period ................................................        94,358,453        98,684,554
                                                                         ===============   ===============

Net earnings .........................................................   $   152,573,000   $   172,511,000
                                                                         ===============   ===============

Earnings per share ...................................................   $          1.62   $          1.75
                                                                         ===============   ===============


                                                                    Exhibit 11.2

                      W.W. Grainger, Inc., and Subsidiaries
                        COMPUTATION OF EARNINGS PER SHARE


                                                                             1999              1998
                                                                         ------------      ------------
Basic:
Three months ended September 30:

   Nine months ended September 30, as reported in ....................   $        1.64     $        1.78
     Exhibit 11.1

   Six months ended June 30, as previously reported ..................            1.15              1.20
                                                                         -------------     -------------

   Earnings per share for the three months ended
     September 30 ....................................................   $        0.49     $        0.58
                                                                         =============     =============


Diluted:

Three months ended September 30:

   Nine months ended September 30, as reported in ....................   $        1.62     $        1.75
     Exhibit 11.1

   Six months ended June 30, as previously reported ..................            1.13              1.18
                                                                         -------------     -------------

   Earnings per share for the three months ended
     September 30 ....................................................   $        0.49     $        0.57
                                                                         =============     =============