Form 10-K405
period 1999-12-31
GRAINGER W W INC
filed 2000-03-22
CIK 277135

100 PAGES COMPLETE


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT


                                   (Mark One)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-5684
                               W.W. Grainger, Inc.
             (Exact name of registrant as specified in its charter)

          Illinois                                      36-1150280
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

             100 Grainger Parkway, Lake Forest, Illinois 60045-5201
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number including area code:  847/535-1000



Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
Title of each class                                     which registered

Common Stock $0.50 par value, and accompanying          New York Stock Exchange
 Preferred Share Purchase Rights                        Chicago Stock Exchange


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes ___X_____      No ________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant was $3,024,466,645 as of the close of trading reported on the Consolidated Transaction Reporting System on March 6, 2000.



                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock $0.50 par value   93,523,827 shares outstanding as of March 6, 2000



                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the annual meeting of shareholders of the registrant to be held on April 26, 2000 are incorporated by reference into Part III hereof.

The Exhibit Index appears on page 15 in the sequential numbering system.



(The Securities and Exchange Commission has not approved or disapproved of this report nor has it passed on the accuracy or adequacy hereof.)

                                    CONTENTS
                                                                                         Page

                                     PART I

Item 1:        BUSINESS...........................................................       3-6
                 THE COMPANY......................................................         3
                 BRANCH-BASED DISTRIBUTION BUSINESSES.............................       3-5
                   GRAINGER INDUSTRIAL SUPPLY.....................................       3-4
                   GRAINGER.COM...................................................         4
                   ACKLANDS-GRAINGER INC. ........................................         4
                   GRAINGER CUSTOM SOLUTIONS......................................         5
                   GRAINGER GLOBAL SOURCING.......................................         5
                   GRAINGER PARTS.................................................         5
                   GRAINGER, S.A. de C.V. ........................................         5
                 DIGITAL BUSINESSES...............................................         5
                   ORDERZONE.COM..................................................         5
                   FINDMRO.COM....................................................         5
                   GRAINGER AUCTION...............................................         5
                 OTHER BUSINESS UNITS.............................................         6
                   GRAINGER CONSULTING SERVICES...................................         6
                   GRAINGER INTEGRATED SUPPLY.....................................         6
                   LAB SAFETY SUPPLY, INC.........................................         6
                 INDUSTRY SEGMENTS................................................         6
                 COMPETITION......................................................         6
                 EMPLOYEES........................................................         6
Item 2:        PROPERTIES.........................................................         7
Item 3:        LEGAL PROCEEDINGS..................................................         7
Item 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................         7
Executive Officers of the Company.................................................       7-8
                                     PART II

Item 5:        MARKETS FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED SHAREHOLDER MATTERS..................................         8
Item 6:        SELECTED FINANCIAL DATA............................................         9
Item 7:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND THE RESULTS OF OPERATIONS....................................      9-14
                 RESULTS OF OPERATIONS............................................      9-13
                 YEAR 2000........................................................        13
                 FINANCIAL CONDITION..............................................        13
                 INFLATION AND CHANGING PRICES....................................        14
                 FORWARD-LOOKING STATEMENTS.......................................        14
Item 8:        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................        14
Item 9:        DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............        14
                                    PART III

Item 10:       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................        14
Item 11:       EXECUTIVE COMPENSATION.............................................        14
Item 12:       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....        14
Item 13:       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................        14
                                     PART IV

Item 14:       EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K....        15
Signatures........................................................................        16
INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................        17
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................     18-38

                                     PART I
Item 1: Business

The Company
The registrant, W.W. Grainger, Inc., was incorporated in the State of Illinois in 1928. It is the leading North American provider of maintenance, repair, and operating (MRO) supplies, services, and related information to businesses and institutions. W.W. Grainger, Inc. regards itself as being in the service business. As used herein, "Company" means W.W. Grainger, Inc., and/or its subsidiaries as the context may require. In late 1997, the Company began an organizational restructuring with the formation of several business operations. Several of these operations were originally part of the Grainger branch-based business. In addition, Grainger Integrated Supply began refocusing on serving customers through materials management service contracts. These changes were made to create greater focus and accountability in serving the diverse needs of the Company's customers. 1998 was a transition year in establishing the refocused organization. Further refinements in 1999 were in response to significant initiatives designed to take advantage of the opportunities created by Internet commerce, including two new businesses, OrderZone.com and FindMRO.com.

The Company offers a breadth of MRO solutions by combining products, services, and information. It tailors its capabilities toward the objective of providing the lowest total cost MRO solution to select customer groups. The Branch-based Distribution Businesses serve primarily North American businesses with immediate and/or planned purchase MRO needs. The Digital Businesses offer a broad array of indirect materials and related information to meet the needs of businesses looking to reduce process costs through Internet-enabled solutions. The Other Businesses of the Company serve customers who seek to outsource their indirect procurement and management process or customers who choose to purchase safety and other industrial products through a direct marketing company.

The Company also has business support functions which provide coordination and guidance in the areas of Accounting, Administrative Services, Aviation, Business Development, Communications, Compensation and Benefits, Employee Development, Finance, Government Regulations, Human Resources, Industrial Relations, Investor Relations, Insurance and Risk Management, Internal Audit, International Operations, Legal, Planning, Real Estate and Construction Services, Security and Safety, Taxes, and Treasury services. These services are provided in varying degrees to all of the business units.

A number of Company-wide capabilities assist business units in serving their respective markets. These capabilities include technology and information management, supplier partnerships, supply chain integration skills, and an understanding of the customers' MRO environments.

The Company's efforts are guided by two major strategic objectives designed to drive sales growth and provide value:

o Develop and embrace Internet-enabled solutions to strengthen the Company's current capabilities and help fashion the future of the MRO marketplace.
o Create focused businesses to serve customer needs and find new growth opportunities within existing businesses.

The Company does not engage in basic or substantive product research and development activities. New items are added regularly to the Company's product lines on the basis of market information, recommendations of its employees, customers, and suppliers, and other factors. The Company's research and development effort is focused on new methods of serving customers.

Branch-based Distribution Businesses

The Company's Branch-based Distribution Businesses provide customers with solutions to their immediate and/or planned purchase MRO needs throughout North America. Logistics networks are configured for rapid availability. A broad selection of MRO products is offered at local branches through user-friendly catalogs and via the Internet. The Branch-based Distribution Businesses consist of Grainger Industrial Supply, Grainger.com, Acklands-Grainger Inc., Grainger Custom Solutions, Grainger Export, Grainger Global Sourcing, Grainger Parts, Grainger, S.A. de C.V. (Mexico), and Puerto Rico. Described below are the more significant of these businesses.

Grainger Industrial Supply
---------------------------
The focus of Grainger Industrial Supply is to provide the best combination of product selection, local availability, speed of delivery, and simplicity of ordering at a competitive price to North American businesses and institutions of all sizes. Its primary customers are small and medium-sized companies. It also addresses large-sized organizations' MRO needs.

Grainger Industrial Supply operates 371 branches in all 50 states. These branches are located within minutes of the majority of U.S. businesses and carry inventory to support their local market needs. Products are available for immediate pick up, same-day shipment, or delivery.

An average branch has 15 employees and handles about 260 transactions per day. During 1999, an average of approximately 96,700 sales transactions were completed daily. Each branch tailors its inventory to local product demand. In 1999, Grainger Industrial Supply invested more than $6,800,000 in new branches, relocations, and additions to branches. During the year 22 new branches were opened, three were relocated, and a number of remodeling projects were completed.

Grainger  Industrial  Supply  has  six  Zone  Distribution   Centers  (ZDCs)  in
operation. ZDCs ship orders directly to customers for all branches located in their zone, including Internet orders. The ZDC logistics network also provides a break-bulk function for faster branch stock replenishment.

Two Regional Distribution Centers (RDCs) located in Greenville County, South Carolina, and Kansas City, Missouri, provide the branches with product. A National Distribution Center (NDC) is a centralized storage and shipping facility serving customers and the entire network with slower moving inventory items. The Company plans to remodel its distribution network to improve warehouse productivity, and provide additional capacity for efficient support of future growth.

During 1998, Grainger Industrial Supply began its conversion from its legacy systems to a new business enterprise system. Conversion at all branch and ZDC locations was completed in 1999.

Grainger Industrial Supply sells principally to contractors, service shops, industrial and commercial maintenance departments, manufacturers, hotels, government, and health care and educational facilities. Sales transactions during 1999 were made to more than 1,400,000 customers. It is estimated that approximately 24% of 1999 sales consisted of items bearing the Company's registered trademarks, including DAYTON(R) (principally electric motors, heating and ventilation equipment), TEEL(R) (liquid pumps), SPEEDAIRE(R) (air compressors), AIRHANDLER(R) (air filtration equipment), DEM-KOTE(R) (spray paints), WESTWARD(R) (hand and power tools), and LUMAPRO(TM) (task and outdoor lighting), as well as other trademarks. The Company has taken steps to protect these trademarks against infringement and believes that they will remain available for future use in its business. Sales of remaining items generally consisted of products carrying the names of other well recognized brands.

The Grainger Industrial Supply catalog offers more than 85,000 MRO products from more than 1,000 suppliers, most of whom are manufacturers. Approximately 2 million copies of the catalog were distributed in 1999. The most current edition was issued in January 2000. The largest supplier in 1999, a diversified manufacturer through 20 of its divisions, accounted for about 10% of purchases. No significant difficulty has been encountered with respect to sources of supply.

The Grainger Industrial Supply CD ROM catalog is designed to bring, directly to the customer's place of business, a fast, easy way to select products. Through the CD ROM catalog, the customer can use a variety of ways to describe a needed product, and then review Grainger Industrial Supply's offerings, complete with specifications, prices, and pictures. Another CD ROM catalog feature includes a cross-reference function that allows customers to retrieve product information using their own stock numbers. More than 350,000 copies of the CD ROM catalog version were produced for distribution in 1999. The CD ROM catalog is also used at the branches as a training tool and resource for identifying appropriate products for customers' applications.

Grainger.com
------------
The Grainger.com site was one of the first MRO Web sites. This Web site is an "e-store front" or "point of access" into the Grainger Industrial Supply business. Grainger.com, however, offers more products, automated search, and customer personalization. It is available 24 hours a day, seven days a week providing real-time availability, customer specific pricing, search engines, and a number of other enhancements.

Customers have access to a much larger selection of MRO products through Grainger.com, which has more than 220,000 products available. The average order size is approaching twice the average order size in the physical world. About 20% of orders are placed after hours. Orders processed through Grainger.com resulted in sales of approximately $100,000,000 in 1999 and $13,500,000 in 1998. Based on year end volumes, the Company estimated that the annualized run rate for orders processed through Grainger.com was more than $200,000,000. For the third year in a row, Grainger.com was named among the top business-to-business Internet sites in the world by Advertising Age's Business Marketing Magazine.

Acklands-Grainger Inc. (AGI)
----------------------------
AGI, acquired in December 1996, is Canada's leading branch-based broad line MRO distributor. It serves customers through 188 branches and 6 distribution centers across Canada. AGI distributes tools, lighting, HVAC, safety supplies, pneumatics, instruments, welding equipment and supplies, motors, and shop equipment, as well as many other items. A comprehensive catalog is used to showcase the product line and to help customers select products. This catalog, with over 70,000 products listed, supports the efforts of 275 sales representatives throughout Canada and is printed in both English and French. During 1999, an average of 17,900 sales transactions were completed daily.

Grainger Custom Solutions
--------------------------

Grainger Custom Solutions was formed in 1998. Its business is to provide large organizations with planned MRO products across multiple indirect materials categories. These services are marketed primarily to companies that are looking for some of the benefits of integrated supply, but are not ready for a total outsourcing solution or on-site management services.

Grainger  Custom  Solutions  offers to provide cost savings through supply chain
optimization  and  enhanced  information   technology,   as  well  as  products,
logistics, and services specific to a customer's situation.

In 1998, the business began operating two call centers and four distribution centers. A fifth distribution center was opened during 1999.

The business focuses on planned delivery of seven core commodity product lines with access to other broad product lines from Grainger Industrial Supply. The business employed 161 sales representatives at December 31, 1999.

Grainger Global Sourcing
------------------------
Grainger Global Sourcing's business is to procure competitively priced, high-quality products sourced outside the United States. These items are sold primarily under private label by Grainger Industrial Supply and the Company's other businesses. Products obtained through Grainger Global Sourcing in 1999 include WESTWARD(R) tools and LUMAPRO(TM) lighting products.

Grainger Parts
--------------

Grainger Parts provides access to over 285,000 parts and accessories through its centralized warehouse located in Northbrook, Illinois. More than 180,000 pages of parts diagrams are maintained on-line. Grainger Parts handled about 1,700,000 customer calls in 1999 through its call centers in Northbrook, Illinois, and Waterloo, Iowa.

Grainger Parts has been ISO 9002 certified since 1995. Grainger Parts' 100% compliance with ISO 9002 standards ranked it among the top 10% of all ISO-certified companies.

Grainger, S.A. de C.V.
----------------------
Grainger, S.A. de C.V. serves the traditional MRO product needs of customers in Mexico. The business employed 95 sales representatives at December 31, 1999. From its 80,000 square foot facility outside Monterrey, the business provides delivery of over 72,000 products throughout Mexico. A new branch in Guadalajara is scheduled to open in 2000.


Digital  Businesses

The Digital Businesses represent a suite of e-commerce products designed to meet the needs of businesses looking to reduce cost and increase the effectiveness of their MRO/indirect materials process through Internet-enabled solutions. The Digital Businesses consist of OrderZone.com, FindMRO.com, and Grainger Auction.

OrderZone.com
-------------
Launched in May 1999, OrderZone.com is a business-to-business indirect materials marketplace where customers can buy products from a number of different suppliers using a single site. Six suppliers currently participate in OrderZone.com's one-stop, on-line, business-to-business service for the procurement of a wide variety of products and services. Customers using OrderZone.com can purchase MRO products from Grainger Industrial Supply, office supplies from Corporate Express, safety equipment from Lab Safety Supply, electronic supplies from Avnet, uniforms from Cintas, and laboratory equipment from VWR Scientific Products. OrderZone.com is designed to be a powerful, easy, and convenient solution for businesses looking to streamline their procurement process. Using OrderZone.com's Internet-based multi-distributor site, customers can search for products from a number of leading complementary distributors, place a single order across multiple distributors, and receive a single invoice.

FindMRO.com
-----------
FindMRO.com is an Internet-based sourcing center for indirect material spot buys. Launched in November 1999, FindMRO.com accesses a database of more than 12,000 suppliers and five million products. Through the convenience of the Internet, sophisticated search technologies, and sourcing expertise of its sourcing professionals, FindMRO.com offers to address the time-consuming problem of finding the best product when a source is unknown to the buyer. From frequent to hard-to-find or from daily to once-in-a-lifetime purchases, FindMRO.com is designed to meet a number of the needs of customers including product search, product sourcing, supplier management, order processing, order fulfillment, technical support facilitation, and logistics management.

Grainger Auction
----------------
Launched in November 1999, Grainger Auction provided an outlet for Grainger Industrial Supply to move discontinued inventory, which is undamaged products that are not the latest versions, or excess inventory. Initially, the site handled discontinued inventory from Grainger Industrial Supply. Customer response was such that Grainger Auction was established as a separate business in early 2000. The site will be opened to Company suppliers, additional Company businesses, and others.

Other Business Units

Other businesses of the Company are Grainger Consulting Services, Grainger Integrated Supply, and Lab Safety Supply.

Grainger Consulting Services
----------------------------
Grainger Consulting Services is a professional services firm specializing in MRO materials management consulting. Its primary market consists of businesses seeking to manage their MRO procurement process more effectively.

Grainger Consulting Services provides expertise and professional resources intended to help clients address indirect materials management issues and improve operating efficiencies, productivity, and asset utilization. The business offers consulting services, which include process reengineering, inventory database development, and "turnkey" stockroom set up.

Grainger Integrated Supply
--------------------------

Grainger Integrated Supply serves customers who have chosen to outsource components or all of their indirect materials management process. The service offering is designed to enable customers to focus on their core business objectives and the improvement of their global competitiveness.

Grainger Integrated Supply offers a full complement of on-site outsourcing solutions, including business process reengineering, inventory management, supply chain management, tool crib management, and information management. Grainger Integrated Supply provides its clients with access to more than five million products through its relationships with respected manufacturers, service providers, Grainger Industrial Supply, and other distributors.

Lab Safety Supply, Inc.
-----------------------
Lab Safety Supply is a direct marketer of safety and other industrial products to U.S. and Canadian businesses. Located in Janesville, Wisconsin, Lab Safety Supply reaches its customers through its General Catalog, targeted catalogs, and other marketing materials which are distributed throughout the year.

Lab Safety Supply offers extensive product depth (over 60,000 products in the 2000 General Catalog), technical support, and high service levels. It is a primary safety supplier for many small and medium-sized companies and a critical backup supplier for many larger companies.

Industry  Segments

Segment reporting was modified in 1999 to recognize the emphasis being placed on the Company's digital strategy and to reflect the role of Grainger.com within the Branch-based Distribution segment. The new segment reporting reflects how management is evaluating business operations. For 1999 the Company is reporting two industry segments: Branch-based Distribution and Digital. For segment information and the Company's consolidated revenue and operating earnings see "Item 7: Management's Discussion and Analysis of Financial Condition and the Results of Operations," and "Item 8: Financial Statements and Supplementary Data." The total assets of the Company for the last five years were: 1999, $2,564,826,000; 1998, $2,103,966,000; 1997, $2,000,116,000; 1996,
$2,119,021,000; and 1995, $1,669,243,000.

Competition

The Company faces competition in all the markets it serves, from manufacturers (including some of the Company's own suppliers) that sell directly to certain segments of the market, from wholesale distributors, from catalog houses, from certain Internet-based businesses and product fulfillment mechanisms, and from certain retail enterprises.

The principal means by which the Company competes with manufacturers and other distributors is by local stock availability, efficient service, account managers, competitive pricing, its several catalogs, which include product descriptions and in certain cases, extensive technical and application data, procurement process consulting services, electronic and Internet commerce technology, and other efforts to assist customers in lowering their total MRO costs. The Company believes that it can effectively compete on a price basis with its manufacturing competitors on small orders, but that such manufacturers may enjoy a cost advantage in filling large orders.

The Company serves a number of diverse markets and is able in some markets to reasonably estimate the Company's competitive position within that market. However, taken as a whole, the Company is unable to determine its market shares relative to others engaged in whole or in part in similar activities.

Employees

As of December 31, 1999, the Company had 16,730 employees, 14,030 of whom were full-time and 2,700 were part-time or temporary. The Company has never had a major work stoppage and considers its employee relations generally to be good.

Item 2: Properties

As of December 31,  1999,  the  Company's  owned and leased  facilities  totaled
17,707,000 square feet, an increase of 5.4% over 1998. Grainger Industrial Supply and Acklands-Grainger Inc. (AGI) accounted for the majority of the total square footage. Grainger Industrial Supply facilities are located throughout the United States. AGI facilities are located throughout Canada.

Grainger Industrial Supply branches range in size from 1,000 to 109,000 square feet and average 21,000 square feet. Most are located in or near major metropolitan areas, many in industrial parks. Typically, an owned branch is on one floor, is of masonry construction, consists primarily of warehouse space, contains an air-conditioned office and sales area, and has off-the-street parking for customers and employees. The Company considers that its properties are generally in good condition and well maintained and are suitable and adequate to carry on the Company's business.

The significant  facilities of the Company are briefly described below:

                                                                                                         Size in
        Location                                    Facility and Use                                   Square Feet
---------------------------------        -----------------------------------------------               -----------
Chicago Area (1)                         General Offices & National Distribution Center                  2,112,000
Kansas City, MO (1)                      Regional Distribution Center                                    1,435,000
Greenville County, SC (1)                Regional Distribution Center                                    1,090,000
United States (1)                        6 Zone Distribution Centers                                     1,345,000
United States (2)                        371 Grainger Industrial Supply branch locations                 7,690,000
United States and Mexico (3)             All other facilities                                            1,703,000
Canada (4)                               190 AGI facilities                                              2,332,000
                                                                                                        ----------
                                         Total square feet                                              17,707,000
                                                                                                        ==========

-------------------------------------------------------------------------------------------------------------------

(1) These facilities are either owned or leased with leases expiring between 2000 and 2004. The owned facilities are not subject to any mortgages. In 1999, the Company completed the construction of an office facility, on owned property, to house a large portion of the Chicago-area work force. Certain Chicago-area owned and leased office facilities were vacated when the new Lake Forest, Illinois facility became operational.

(2) Grainger Industrial Supply branches consist of 302 owned and 69 leased properties. The owned facilities are not subject to any mortgages.

(3) Other facilities represent owned and leased general branch offices, distribution centers, and branches. Two branches are located in Puerto Rico and one branch/distribution center is located in Monterrey, Mexico. The owned facilities are not subject to any mortgages.

(4) AGI facilities consist of general offices, distribution centers, and branches that are either owned or leased. The owned facilities are not subject to any mortgages.


Item 3: Legal Proceedings

There are pending various legal and administrative proceedings involving the Company that are incidental to the business. It is not expected that the outcome of any such proceeding will have a material adverse effect upon the Company's consolidated financial position or its results of operations.


Item 4: Submission of Matters to a Vote of Security  Holders

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

Executive  Officers of the Company

Following is information about the Executive Officers of the Company as of March 1, 2000. Executive Officers of the Company generally serve until the next annual election of officers, or until earlier resignation or removal.

                                  Positions and Offices Held and Principal
    Name and Age           Occupations and Employment During the Past Five Years
-------------------------  -----------------------------------------------------
James M. Baisley (67)       Senior  Vice   President,   General   Counsel,   and
                            Secretary

Donald E. Bielinski (50)    Group  President,  a position  assumed in 1997 after
                            serving  as Senior  Vice  President,  Marketing  and
                            Sales. Prior to assuming the last-mentioned position
                            in  1995,  Mr.   Bielinski  served  as  Senior  Vice
                            President, Organization and Planning.

Wesley M. Clark (47)        Group  President,  a position  assumed in 1997 after
                            serving as Senior  Vice  President,  Operations  and
                            Quality.   Prior  to  assuming  the   last-mentioned
                            position  earlier in 1997,  Mr. Clark served as Vice
                            President, Field Operations and Quality.

                                                        (continued on next page)

                                  Positions and Offices Held and Principal
    Name and Age           Occupations and Employment During the Past Five Years
-------------------------  -----------------------------------------------------
Edward J. Franczek (43)     Senior Vice President, Marketing. Before joining the
                            Company in 1999,  Mr.  Franczek was Vice  President,
                            Corporate Marketing at Kemper Insurance. Prior to assuming the last-mentioned position in 1998, he served Ameritech Corporation as Vice President,
                            Corporate Product Management. Mr. Franczek has also served Kraft Foods, Inc., most recently as Vice
                            President, Marketing and Business Director.

Gary J. Goberville (53).    Vice President, Human Resources.  Before joining the
                            Company  in  1995,  Mr.   Goberville  served  as  an
                            executive with GenCorp, Inc.

Dennis G. Jensen (49)       Senior  Vice  President,  Sales  and  Operations,  a
                            position  assumed in January  2000 after  serving as
                            Vice  President  and  General  Manager,   Sales  and
                            Operations. Prior to assuming the last-mentioned position in 1997, Mr. Jensen was Vice President,
                            Field Operations. Previously, he served in various other managerial operating positions.

Richard L. Keyser (57)      Chairman of the Board,  a position  assumed in 1997,
                            and Chief Executive Officer, a position assumed in 1995. Previously, Mr. Keyser served as President and
                            Chief Operating Officer.

P. Ogden Loux (57)          Senior Vice  President,  Finance and Chief Financial
                            Officer, positions assumed in 1997 after serving as Vice President, Finance.

Robert D. Pappano (57)      Vice  President,  Financial  Reporting,  a  position
                            assumed  in 1999 after  serving  as Vice  President,
                            Financial    Reporting   and   Investor   Relations.
                            Previously,   he  served  as  Vice   President   and
                            Treasurer.

James T. Ryan (41)          Vice   President  of  the  Company  and   President,
                            Grainger.com,  a position  assumed  in January  2000
                            after   serving  as  Vice   President,   Information
                            Services.   Prior  to  assuming  the  last-mentioned
                            position in 1994, Mr. Ryan served the Company as President, Parts Company of America.

John A. Schweig (42)        Senior  Vice  President,  Business  Development  and
                            International,  a  position  assumed  in 1997  after
                            serving as Vice President,  Business Development and
                            General  Manager,  International.  Prior to assuming
                            the  last-mentioned  position in 1996,  Mr.  Schweig
                            served as Vice President and General Manager, Direct
                            Marketing.   Previously,   he  served  the  Grainger
                            Division as Vice President, Marketing.

John W. Slayton, Jr. (54)   Senior Vice President,  Supply Chain  Management,  a
                            position  assumed  in 1997  after  serving as Senior
                            Vice  President,   Product   Management.   Prior  to
                            assuming the  last-mentioned  position in 1995,  Mr.
                            Slayton   served  the  Grainger   Division  as  Vice
                            President, Product Management.


                                     PART II

Item 5: Markets for Registrant's Common Equity and Related Shareholder Matters

The Company's common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange, with the ticker symbol GWW. The high and low sales prices for the common stock, and the dividends declared and paid for each calendar quarter during 1999 and 1998, as adjusted to reflect the Company's 2-for-1 stock split effective May 11, 1998, are shown below.

                                     Prices
                           ----------------------------
         Quarters          High                 Low               Dividends
---------------------------------------------------------------------------
1999     First             $48                 $36 7/8              $0.15
         Second             58 1/8              42                   0.16
         Third              57 1/4              42 7/8               0.16
         Fourth             50 5/8              40 5/8               0.16
---------------------------------------------------------------------------
         Year              $58 1/8             $36 7/8              $0.63
---------------------------------------------------------------------------
1998     First             $51 13/16           $46 1/2              $0.135
         Second             54 23/32            49 1/8               0.15
         Third              51 13/16            39 3/16              0.15
         Fourth             47                  36 7/16              0.15
---------------------------------------------------------------------------
         Year              $54 23/32           $36 7/16             $0.585
---------------------------------------------------------------------------

The approximate number of shareholders of record of the Company's common stock as of March 6, 2000 was 1,700.

Item 6: Selected Financial Data

                                                                Years Ended December 31,
                                           ----------------------------------------------------------------
                                                (In thousands of dollars except for per share amounts)
                                              1999         1998         1997         1996          1995
                                           ----------   ----------   ----------   ----------   ------------
Net sales ..............................   $4,533,853   $4,341,269   $4,136,560   $3,537,207   $3,276,910
Net earnings ...........................      180,731      238,504      231,833      208,526      186,665
Net earnings per basic share ...........         1.95         2.48         2.30         2.04         1.84
Net earnings per diluted share .........         1.92         2.44         2.27         2.02         1.82
Total assets ...........................    2,564,826    2,103,966    2,000,116    2,119,021    1,669,243
Long-term debt .........................      124,928      122,883      131,201        6,152        8,713
Cash dividends paid per share ..........   $     0.63   $    0.585   $     0.53   $     0.49   $    0.445

Item 7: Management's Discussion and Analysis of Financial Condition and the Results of Operations

                              RESULTS OF OPERATIONS

The Company continues to tailor its capabilities to provide the lowest total cost MRO solution to each customer group. In this connection, segment reporting was modified in 1999 to recognize the emphasis being placed on the Company's digital strategy and to reflect the role of Grainger.com within the Branch-based Distribution segment. The new segment reporting reflects how management is evaluating business operations. While 1999 and 1998 data are reported on the basis of the new segments, 1997 data are not because of the impracticability of restatement. (See Note 16 to the Consolidated Financial Statements.)

The following table is included as an aid to understanding changes in the Company's Consolidated Statements of Earnings.

                                                         Years Ended December 31,
                                         -------------------------------------------------------
                                         Items in Consolidated Statements     Percent of Increase
                                          of Earnings as a Percent of            (Decrease) from
                                                  Net Sales                        Prior Year
                                          1999        1998       1997           1999         1998
                                          ------     ------     ------          -----       -----
Net sales .........................       100.0%     100.0%     100.0%            4.4%        4.9%
Cost of merchandise sold ..........        63.5       63.2       63.9             5.0         3.8
Operating expenses ................        29.5       27.4       26.6            12.2         8.0
Operating earnings ................         7.0        9.4        9.5           (22.2)        3.8
Other deductions, net .............         0.3        0.2        0.1            88.9       102.5
Income taxes ......................         2.7        3.7        3.8           (24.2)        2.9
Net earnings ......................         4.0%       5.5%       5.6%          (24.2)%       2.9%


Company Net Sales - 1999 Compared to 1998
-----------------------------------------

The Company's net sales of $4,533,853,000 for 1999 increased 4.4% from net sales of $4,341,269,000 for 1998. This increase resulted from a 3.3% increase in the Branch-based Distribution Businesses segment, a 498.6% increase in the Digital Businesses segment, and a 17.2% increase in the Other Business Units of the Company. Since 1999 had one fewer sales day than did 1998 (254 versus 255), the Company's net sales increased 4.8% on a daily basis.

Despite a soft industrial economy in the United States, sales growth was positive in 1999 versus 1998. Sales growth for the year 1999 was primarily volume-driven, reflecting the favorable effects from the Company's customer-focused business unit strategy, new marketing initiatives, and the continuing acceleration in Internet transactions. Sales growth was constrained, however, by customer service issues at Grainger Industrial Supply and Grainger Parts related to the field rollout of the new enterprise resource planning (ERP) system. A total of $20,000,000 of sales are estimated to have been lost as a result of these service issues.

Segment Net Sales

The following comments at the segment level include external and intersegment net sales; those comments at the business unit level include external and inter-and intrasegment net sales.

Branch-based Distribution Businesses

Sales at the Branch-based Distribution Businesses amounted to $4,132,591,000 in 1999, a 3.3% increase over 1998 sales of $4,002,051,000. Average daily sales increased by 3.7%.

Grainger Industrial Supply - Average daily sales increased 2% in 1999 as compared with 1998. Contributing to the 1999 sales growth were the addition of 22 new branches during the year and increased sales to large customers. Sales were negatively affected by approximately $18,000,000 as a result of the customer service issues discussed above. Sales prices decreased 0.7% in 1999 versus 1998.

This business also realized incremental sales of $15,000,000 during the 1999 fourth quarter, including $7,000,000 in December 1999, related to customer concerns about Y2K. Products affected included generators, flashlights, and batteries.

Sales were favorably affected by continued momentum in the Company's Internet strategy. Orders for sales processed through Grainger.com in 1999 were approximately $100,000,000. Based on year-end volumes, the annualized run rate for orders processed through Grainger.com was estimated at more than $200,000,000.

Acklands-Grainger Inc. (Canada) - Average daily sales increased 6% in 1999 as compared with 1998. This increase was driven by growth in both Eastern and Western Canada. The growth in Eastern Canada was primarily attributable to the addition of 14 new branches during 1999 and 1998. The growth in Western Canada was driven by an improvement in the oil and gas, forestry, and industrial sectors of the economy, along with gains in sales to large customers, including government agencies. In Canadian dollars, average daily sales increased 7%.

Grainger, S.A. de C.V. (Mexico) - Average daily sales increased 16% in 1999 as compared with 1998. This sales growth reflects the continuing planned development of this new business. A key driver was increased sales to customers located in Mexico's interior, who are served by the Company's facility in Monterrey.

Grainger Custom Solutions - Average daily sales decreased 2% in 1999 as compared with 1998. The focus of this business is the transitioning of large, complex customers to the new business platform, while pursuing rationalization of facilities and other synergies with Grainger Industrial Supply.

Digital Businesses

Sales at the Digital Businesses amounted to $2,977,000 in 1999, a 498.6% increase over 1998 sales of $497,000. These sales include product sales and service fee revenues for FindMRO.com and service fee revenues for OrderZone.com. Both businesses were officially launched in 1999. Revenue recorded in 1998 represents intracompany sales for FindMRO.com.

Other Business Units

Sales at the Other Businesses amounted to $415,152,000 in 1999, a 17.2% increase over 1998 sales of $354,360,000. This equates to an average daily sales increase of 17.6%.

Grainger Integrated Supply - Average daily sales increased 48% for 1999 as compared with 1998. Sales for this business unit include product throughput and management fees. Growth was driven by new engagements, contract renewals, and scope expansions, reflecting increasing demand for this outsourcing business, which provides fee-based, on-site indirect materials management services to large businesses.

Lab Safety Supply - Average daily sales increased 8% in 1999 as compared with 1998. This sales growth is largely attributable to Lab Safety Supply's product line expansion program.

Company Net Sales - 1998 Compared to 1997
-----------------------------------------
As used within this section, the term "Grainger branch-based businesses" reflects the operations of the Company excluding Acklands-Grainger Inc., Lab Safety Supply, Inc., and Grainger Parts.

The 1998 Company net sales increase of 4.9%, as compared with 1997, was principally volume related. This increase primarily represented the effects of the Company's marketing initiatives, which included new product additions, and the National Accounts, Integrated Supply, and direct marketing programs. Partially offsetting the growth from these initiatives was a decline in sales at Acklands-Grainger Inc. (AGI), the Company's Canadian subsidiary. This decline resulted from an unfavorable change in the Canadian exchange rate. In Canadian dollars, AGI's sales rate was relatively flat when comparing 1998 with 1997. Weak demand in the mining, forestry, oil, exploration, and agriculture sectors was the primary cause for AGI's flat sales performance. The Company's sales growth rate was 6.1% after excluding AGI from both 1998 and 1997.

The Company's Grainger branch-based business experienced selling price increases of about 0.7% when comparing 1998 with 1997. Sales to National Account customers within the Grainger branch-based businesses increased to approximately $1,120,000,000. Sales to National Account customers increased about 8%, on a comparable basis, over 1997.

Company Net Earnings - 1999 Compared to 1998
--------------------------------------------
The Company's net earnings of $180,731,000 for 1999 decreased 24.2% compared with 1998 net earnings of $238,504,000. This decline resulted from lower operating earnings and higher other deductions. Operating earnings declined at the Branch-based Distribution Businesses and the loss at the Digital Businesses increased. Operating earnings improved at the Other Businesses.

The Company's Branch-based Distribution Businesses were affected by system related customer service issues. It is estimated that these service issues cost the Company $32,000,000 in operating earnings in 1999, comprised of gross profit on lost sales and incremental operating expenses. Also affecting performance were the continuing investments incurred to launch, enhance, and market the Company's Internet related businesses.

Segment Operating Earnings

The following comments at the segment level include external and intersegment operating earnings; those comments at the business unit level include external and inter- and intrasegment operating earnings.

Branch-based  Distribution Businesses

Operating earnings of $357,925,000 declined 18% in 1999 as compared with $435,891,000 for 1998. Operating earnings performance was affected by lower than expected sales growth, largely due to weakness in the North American industrial economy and to system related customer service issues at Grainger Industrial Supply and Grainger Parts, as previously described. Also contributing to the decline were a slightly lower gross profit margin and higher operating expenses. Of note are the following factors affecting the gross profit margin:

1.   Grainger Industrial Supply's gross profit margin declined slightly.
2. Acklands-Grainger Inc. had a lower gross profit margin primarily due to an unfavorable change in selling price category mix as a result of increased sales to large customers.
3.   The gross profit margin at Grainger Custom Solutions improved.
4. Sales at Grainger Custom Solutions declined, which had a positive effect on the Company's gross profit margin since Grainger Custom Solutions' gross profit margin is lower than the Company's average gross profit margin.

Operating expenses increased about 11% in 1999 versus 1998. This rate of growth exceeded the rate of growth in net sales due to:

1.   Increased expenses relating to the development of the business in Mexico;
2.   Increased occupancy expenses;
3. Increased data processing expense relating to the installation of Grainger Industrial Supply's new ERP system;
4. Increased expenses incurred to maintain customer service levels during the installation of the new ERP system;
5.   Higher  freight  out  expenses  primarily  driven  by  increased  shipments qualifying for prepaid freight and the use of premium freight to meet service objectives;
6. Continued spending to develop and market Grainger.com (Grainger.com spending in 1999 was $20,900,000 compared with $6,700,000 in 1998);
7. Increased expenses related to the opening of eight new branches in Canada and 22 new branches in the United States; and
8. Increased infrastructure expenses relating to developing the Grainger Custom Solutions business.

The above factors were partially offset by decreased advertising expenses at Grainger Industrial Supply resulting from increased cooperative programs.

Digital  Businesses

The Digital Businesses incurred operating losses of $20,560,000 in 1999 compared with operating losses of $8,091,000 in 1998. During 1999 the Company continued to invest in the development of these businesses. The Digital Businesses incurred operating expenses of $23,500,000 in 1999 versus $8,600,000 in 1998 for developing, enhancing, and marketing OrderZone.com and FindMRO.com.

Other Business Units

Operating earnings of $26,572,000 increased 43.6% in 1999 as compared with $18,508,000 for 1998. This increase was primarily attributable to improved operating results at Grainger Integrated Supply and Lab Safety Supply. Of note were the following:

1. The gross profit margin decreased at Grainger Integrated Supply. This decrease related to product sales throughput, which grew at a faster rate than the related management fee income.

2. Operating expenses at Grainger Integrated Supply decreased from 1998 levels while average daily sales increased 48%.

3. The growth in operating earnings at Lab Safety Supply was in line with the growth in net sales.

Other Income Statement Data

Interest expense increased by $8,944,000 in 1999 as compared with 1998. This increase resulted from higher average borrowings and higher average interest rates paid on all outstanding debt, partially offset by higher capitalized interest.

Unclassified-net had a positive effect on earnings before income taxes of $2,555,000 in 1999 as compared with 1998. In 1999, the Company recorded a gain related to the disposal of facilities in the Chicagoland area. The expenses in 1998 were primarily the result of foreign currency translation losses relating to the Company's operations in Mexico and a write-off of abandoned capital projects.

The Company's effective income tax rate was 40.5% in both 1999 and 1998.

Company Net Earnings - 1998 Compared to 1997
--------------------------------------------
As used within this section, the term "Grainger branch-based businesses" reflects the operations of the Company excluding Acklands-Grainger Inc., Lab Safety Supply, Inc., and Grainger Parts.

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

1. The Company continues to invest in developing its business operations. The following operations experienced pretax operating losses for the year 1998:


                                                                    Operating
                                                                      (Loss)
                                                 Net Sales           (pretax)
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


                                    YEAR 2000

The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems failure or in miscalculations causing disruptions to operations.

The Company's efforts in response to the Year 2000 issue included the review of information technology and non-information technology products and systems, the remediation or replacement, and testing, of affected information technology systems and facilities, the surveying of key suppliers of goods and services, and the creation of reasonable contingency plans to address potentially serious Year 2000 problems. Expenses associated with the Year 2000 project included both a reallocation of existing internal resources and the use of outside services. Year 2000 expenses from the inception of the project through 1999 year end are estimated to be $62,000,000, of which $23,000,000 was attributable to 1999. Remaining Year 2000 expenses are estimated to be nominal.

The Company did not experience any material systems, product supply, or customer service disruptions as a result of Year 2000 problems. There can be no assurance, however, that such disruptions will not occur by reason of Year 2000 or other date-related problems yet to become manifest.


                               FINANCIAL CONDITION

Working capital was $600,611,000 at December 31, 1999, compared with $541,872,000 at December 31, 1998, and $649,107,000 at December 31, 1997. The
ratio of current assets to current liabilities was 1.7, 1.8, and 2.2 at such dates.

Net cash flows from operations of $29,747,000 in 1999, $332,360,000 in 1998, and $432,910,000 in 1997, have continued to improve the Company's financial position and serve as the primary source of funding for capital requirements. For information as to the Company's cash flows, see "Item 8: Financial Statements and Supplementary Data."

In each of the past three years, a portion of working capital has been used for additions to property, buildings, equipment, and capitalized software as summarized in the following table.

                                                                 1999           1998             1997
                                                               --------        --------        --------
                                                                      (In thousands of dollars)
Land, buildings, structures, and improvements .........        $ 42,935        $ 85,016        $ 78,529
Furniture, fixtures, machinery, and equipment .........          71,121          45,170          29,723
                                                               --------        --------        --------
                                                                114,056         130,186         108,252
Capitalized software ..................................          26,473          36,983             122
                                                               --------        --------        --------
Total .................................................        $140,529        $167,169        $108,374
                                                               ========        ========        ========

The  Company  repurchased  355,300  shares  of its  common  stock  during  1999,
4,483,100 shares of its common stock during 1998, and 8,435,972 shares of its common stock during 1997. As of December 31, 1999, approximately 5,300,000 shares of common stock remained available under this repurchase authorization.

Dividends paid to shareholders were $58,817,000 in 1999, $56,683,000 in 1998, and $53,934,000 in 1997.

Internally generated funds have been the primary source of working capital and funds needed for expanding the business, supplemented by debt as circumstances dictated. In addition to continuing facilities optimization efforts, business development, and systems and other infrastructure enhancements, funds are being expended to develop and enhance the Company's Internet initiatives.

The Company maintains a debt ratio and liquidity position that provides reasonable flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, the Company has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit and otherwise. Total debt as a percent of Shareholders' Equity was 30%, 18%, and 12%, at December 31, 1999, 1998, and 1997, respectively.

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

The major impact of inflation is on buildings and improvements, where the gap between historic cost and replacement cost continues to be significant for these long-lived assets. The related depreciation expense associated with these assets increases significantly when adjusting for the cumulative effect of inflation.

The Company believes the most positive means to combat inflation and advance the interests of investors lies in continued application of basic business principles, which include improving productivity, increasing working capital turnover, and offering products and services which can command proper price levels in the marketplace.

                           FORWARD-LOOKING STATEMENTS

Throughout this Form 10-K are forward-looking statements about the Company's expected future financial results and business plans, strategies, and objectives. These forward-looking statements are often identified by qualifiers such as: "expects," "plans," "anticipates," "intends," or similar expressions. There are risks and uncertainties the outcome of which could cause the Company's results to differ materially from what is projected.

Factors that may affect the forward-looking statements include the following: higher product costs or other expenses; a major loss of customers; increased competitive pricing pressure on the Company's businesses; failure to develop, implement, or commercialize successfully new Internet technologies or other business strategies; the outcome of pending and future litigation and governmental proceedings; changes in laws and regulations; facilities disruptions or shutdowns due to accidents, natural acts or governmental action; unanticipated weather conditions; and other difficulties in improving margins or financial performance.

Trends and projections could also be affected by general industry and market conditions and growth rates, general economic conditions, including currency rate fluctuations and other factors.

Item 8: Financial Statements and Supplementary Data

The financial statements and supplementary data are included on pages 18 to 38. See the Index to Financial Statements and Supplementary Data on page 17.

Item 9: Disagreements on Accounting and Financial Disclosure

None.

                                    PART III

Item 10: Directors and Executive Officers of the Registrant

Information regarding directors of the Company will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held April 26, 2000, and, to the extent required, is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption "Executive Officers of the Company."

Item 11: Executive  Compensation

Information regarding executive compensation will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held April 26, 2000, and, to the extent required, is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held April 26, 2000, and, to the extent required, is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held April 26, 2000, and, to the extent required, is incorporated herein by reference.

                                     PART IV


                                                                                    Exhibit Index
                                                                                    -------------
Item 14: Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)  1.   Financial   Statements.   See  Index  to  Financial   Statements   and
          Supplementary Data.

     2.   Financial  Statement Schedule.  See Index to Financial  Statements and
          Supplementary Data.

     3.   Exhibits:

          (3)(a) Restated Articles of Incorporation dated April 27, 1994, incorporated by reference to Exhibit 3(i) to the Company's
                    Quarterly Report on Form 10-Q for the quarter ended June 30,
                    1998.

             (b)    Bylaws, as amended.                                             39-55

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

               (b) Shareholder rights agreement dated as of April 28, 1999, incorporated by reference to Exhibit 4 to the Company's
                    Current Report on Form 8-K dated April 28, 1999.

               (c)  Compensatory Plans or Arrangements

                    (i)       W.W.  Grainger,   Inc.  Director  Stock  Plan,  as
                              amended,  incorporated  by  reference  to  Exhibit
                              10(d)(i) to the  Company's  Annual  Report on Form
                              10-K for the year ended December 31, 1998.

                    (ii)      W.W.   Grainger,   Inc.  Office  of  the  Chairman
                              Incentive  Plan,   incorporated  by  reference  to
                              Appendix B of the Company's  Proxy Statement dated
                              March 26, 1997.

                    (iii)     W.W. Grainger, Inc. 1990 Long-Term Stock Incentive
                              Plan, as amended.                                      56-69

                    (iv)      W.W.  Grainger,   Inc.  1975  Non-Qualified  Stock
                              Option Plan as Amended and Restated,  incorporated
                              by  reference  to Exhibit  10(a) to the  Company's
                              Annual  Report  on Form  10-K for the  year  ended
                              December 31, 1987.

                    (v)       Executive Death Benefit Plan, as amended.              70-78

                    (vi) Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10(e) to the Company's
                              Annual  Report  on Form  10-K for the  year  ended
                              December 31, 1989.

                    (vii) 1985 Executive Deferred Compensation Plan, as amended, incorporated by reference to Exhibit
                              10(d)(vii) to the Company's  Annual Report on Form
                              10-K for the year ended December 31, 1998.

                    (viii) Supplemental Profit Sharing Plan, as amended, incorporated by reference to Exhibit 10(c)(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

                    (ix)      Form of Change  in  Control  Employment  Agreement
                              between the  Company and certain of its  executive
                              officers.                                              79-99

          (11) Computations  of  Earnings  Per  Share.  See  Index to  Financial
               Statements and Supplementary Data.

          (21) Subsidiaries of the Company.                                          100

          (23) Consent of Independent Certified Public Accountants. See Index to
               Financial Statements and Supplementary Data.

          (27) Financial Data Schedule.

(b) Reports on Form 8-K. During the last quarter of 1999, the Company filed a Current Report on Form 8-K, dated December 6, 1999, announcing the decision of J. D. Fluno to retire as Vice Chairman of the Company, effective July 1,
     2000, after 31 years of service.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly issued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 22, 2000

W.W. GRAINGER, INC.



By:  /s/ R. L. Keyser                        By:    /s/ R. D. Pappano
   ---------------------------------            --------------------------
   R. L. Keyser                                  R. D. Pappano
   Chairman of the Board                         Vice President, Financial
   and Chief Executive Officer                   Reporting
   (Principal Executive Officer and             (Principal Accounting Officer)
    a Director)



By:  /s/ P. O. Loux
   ---------------------------------
   P. O. Loux
   Senior Vice President, Finance
   and Chief Financial Officer
   (Principal Financial Officer)




 /s/ Brian P. Anderson      March 22, 2000         /s/ Neil S. Novich             March 22, 2000
--------------------------                        ------------------------------
     Brian P. Anderson                                 Neil S. Novich
         Director                                         Director



 /s/  George R. Baker       March 22, 2000         /s/ James D. Slavik            March 22, 2000
--------------------------                        ------------------------------
      George R. Baker                                  James D. Slavik
         Director                                         Director



 /s/   Jere D. Fluno        March 22, 2000         /s/ Harold B. Smith            March 22, 2000
--------------------------                        ------------------------------
       Jere D. Fluno                                   Harold B. Smith
         Director                                         Director



 /s/  Wilbur H. Gantz       March 22, 2000         /s/ Fred L. Turner             March 22, 2000
--------------------------                        ------------------------------
      Wilbur H. Gantz                                  Fred L. Turner
         Director                                         Director



 /s/ David W. Grainger      March 22, 2000         /s/ Janiece S. Webb            March 22, 2000
--------------------------                        ------------------------------
     David W. Grainger                                 Janiece S. Webb
         Director                                         Director



 /s/ John W. McCarter, Jr.  March 22, 2000
--------------------------
     John W. McCarter, Jr.
         Director



              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                        December 31, 1999, 1998, and 1997


                                                                                        Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS..............................         18

FINANCIAL STATEMENTS

        CONSOLIDATED STATEMENTS OF EARNINGS.....................................         19

        CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS.......................         19

        CONSOLIDATED BALANCE SHEETS

               ASSETS...........................................................         20

               LIABILITIES AND SHAREHOLDERS' EQUITY.............................         21

        CONSOLIDATED STATEMENTS OF CASH FLOWS...................................      22-23

        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY.........................         24

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................      25-36

SCHEDULE II - ALLOWANCE FOR DOUBTFUL ACCOUNTS...................................         36

EXHIBIT 11 - COMPUTATIONS OF EARNINGS PER SHARE.................................         37

EXHIBIT 23 - CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS................         38

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and
Board of Directors of
W.W. Grainger, Inc.

   We have audited the accompanying consolidated balance sheets of W.W. Grainger, Inc., and Subsidiaries as of December 31, 1999, 1998, and 1997, and the related consolidated statements of earnings, comprehensive earnings, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of W.W. Grainger, Inc., and Subsidiaries as of December 31, 1999, 1998, and 1997, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

   We have also audited Schedule II of W.W. Grainger, Inc., and Subsidiaries for the years ended December 31, 1999, 1998, and 1997. In our opinion, this Schedule presents fairly, in all material respects, the information required to be set forth therein.




                                                              GRANT THORNTON LLP


Chicago, Illinois
January 28, 2000

                      W.W. Grainger, Inc., and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS
             (In thousands of dollars except for per share amounts)

                                                                         Years Ended December 31,
                                                           -----------------------------------------------
                                                                1999             1998              1997
                                                           -------------    -------------    -------------
Net sales ..............................................   $   4,533,853    $   4,341,269    $   4,136,560
Cost of merchandise sold ...............................       2,881,219        2,743,598        2,642,208
                                                           -------------    -------------    -------------
        Gross profit ...................................       1,652,634        1,597,671        1,494,352

Warehousing, marketing, and
  administrative expenses ..............................       1,335,406        1,189,689        1,101,193
                                                           -------------    -------------    -------------
        Operating earnings .............................         317,228          407,982          393,159

Other income or (deductions)
  Interest income ......................................           1,606            1,560            2,896
  Interest expense .....................................         (15,596)          (6,652)          (5,461)
  Unclassified--net ....................................             512           (2,043)            (958)
                                                           -------------    -------------    -------------
                                                                 (13,478)          (7,135)          (3,523)
                                                           -------------    -------------    -------------
        Earnings before income taxes ...................         303,750          400,847          389,636

Income taxes ...........................................         123,019          162,343          157,803
                                                           -------------    -------------    -------------
        Net earnings ...................................   $     180,731    $     238,504    $     231,833
                                                           =============    =============    =============

Earnings per share:
  Basic ................................................   $        1.95    $        2.48    $        2.30
                                                           =============    =============    =============

  Diluted ..............................................   $        1.92    $        2.44    $        2.27
                                                           =============    =============    =============

Weighted average number of shares outstanding:
  Basic ................................................      92,836,696       96,231,829      100,604,518
                                                           =============    =============    =============
  Diluted ..............................................      94,315,479       97,846,658      102,178,952
                                                           =============    =============    =============

The accompanying notes are an integral part of these financial statements.


                      W.W. Grainger, Inc., and Subsidiaries

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                            (In thousands of dollars)

                                                                       Years Ended December 31,
                                                           -----------------------------------------------
                                                                1999              1998              1997
                                                           -------------    -------------    -------------
Net earnings ...........................................   $     180,731    $     238,504    $     231,833

Other comprehensive earnings (loss):
  Foreign currency translation adjustments .............           9,672          (10,354)          (6,948)

  Unrealized gain on investments, net of tax ...........          78,683             --               --
                                                           -------------    -------------    -------------
                                                                  88,355          (10,354)          (6,948)
                                                           -------------    -------------    -------------
Comprehensive earnings .................................   $     269,086    $     228,150    $     224,885
                                                           =============    =============    =============

The accompanying notes are an integral part of these financial statements.

                      W.W. Grainger, Inc., and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                                                 December 31,
                                                                 ---------------------------------------------
                            ASSETS                                    1999           1998            1997
                                                                 -------------   -------------   -------------
CURRENT ASSETS
  Cash and cash equivalents ..................................   $      62,683   $      43,171   $      49,224
  Accounts receivable, less allowances for
    doubtful accounts of $18,369 for 1999,
    $15,951 for 1998, and $15,803 for 1997 ...................         561,786         463,377         455,457
  Inventories ................................................         762,495         626,731         612,132
  Prepaid expenses ...........................................          18,387          11,950           9,122
  Deferred income tax benefits ...............................          65,794          61,200          59,348
                                                                 -------------   -------------   -------------

      Total current assets ...................................       1,471,145       1,206,429       1,185,283

PROPERTY, BUILDINGS, AND EQUIPMENT
  Land .......................................................         147,118         135,636         133,213
  Buildings, structures, and improvements ....................         683,426         662,236         583,823
  Furniture, fixtures, machinery, and equipment ..............         471,485         411,295         370,122
                                                                 -------------   -------------   -------------

                                                                     1,302,029       1,209,167       1,087,158
  Less accumulated depreciation
    and amortization .........................................         604,278         548,639         494,245
                                                                 -------------   -------------   -------------
    Property, buildings, and
      equipment--net .........................................         697,751         660,528         592,913

DEFERRED INCOME TAXES ........................................            --             3,187            --

OTHER ASSETS
  Goodwill ...................................................         186,504         177,355         187,963
  Customer lists and other intangibles .......................          89,680          89,573          89,699
                                                                 -------------   -------------   -------------

                                                                       276,184         266,928         277,662

  Less accumulated amortization ..............................         102,913          86,296          70,814
                                                                 -------------   -------------   -------------
                                                                       173,271         180,632         206,848

  Investments ................................................         154,203           5,000            --
  Capitalized software--net ..................................          49,431          33,280             970
  Sundry .....................................................          19,025          14,910          14,102
                                                                 -------------   -------------   -------------

    Other assets--net ........................................         395,930         233,822         221,920
                                                                 -------------   -------------   -------------

TOTAL ASSETS .................................................   $   2,564,826   $   2,103,966   $   2,000,116
                                                                 =============   =============   =============



                      W.W. Grainger, Inc., and Subsidiaries

                     CONSOLIDATED BALANCE SHEETS--CONTINUED
                            (In thousands of dollars)

                                                                                      December 31,
                                                                 ----------------------------------------------
             LIABILITIES AND SHAREHOLDERS' EQUITY                      1999            1998           1997
                                                                 -------------    -------------   -------------
CURRENT LIABILITIES
  Short-term debt ............................................   $     296,836    $      88,060    $       2,960
  Current maturities of long-term debt .......................          27,721           22,831           23,834
  Trade accounts payable .....................................         260,084          212,872          207,584
  Accrued contributions to employees'
    profit sharing plans .....................................          66,356           75,113           62,234
  Accrued expenses ...........................................         219,151          232,461          204,662
  Income taxes ...............................................             386           33,220           34,902
                                                                 -------------    -------------    -------------

    Total current liabilities ................................         870,534          664,557          536,176


LONG-TERM DEBT (less current maturities) .....................         124,928          122,883          131,201

DEFERRED INCOME TAXES ........................................          48,117             --              2,871

ACCRUED EMPLOYMENT RELATED BENEFITS COSTS ....................          40,718           37,785           35,207

SHAREHOLDERS' EQUITY
  Cumulative Preferred Stock--
    $5 par value--authorized, 12,000,000 shares,
    issued and outstanding, none .............................            --               --               --
  Common Stock--$0.50 par value--authorized,
    300,000,000 shares;
    issued, 107,460,978 shares, 1999,
    107,233,771 shares, 1998, and
    106,971,524 shares, 1997 .................................          53,730           53,617           53,486
  Additional contributed capital .............................         255,569          249,482          242,289
  Retained earnings ..........................................       1,707,258        1,585,344        1,403,523
  Unearned restricted stock compensation .....................         (16,581)         (17,238)         (16,528)
  Accumulated other comprehensive earnings (loss) ............          68,791          (19,564)          (9,210)
  Treasury stock, at cost--14,079,292 shares, 1999,
    13,728,672 shares, 1998, and
    9,249,572 shares, 1997 ...................................        (588,238)        (572,900)        (378,899)
                                                                 -------------    -------------    -------------

      Total shareholders' equity .............................       1,480,529        1,278,741        1,294,661
                                                                 -------------    -------------    -------------


TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY .......................................   $   2,564,826    $   2,103,966    $   2,000,116
                                                                 =============    =============    =============

The accompanying notes are an integral part of these financial statements.


                      W.W. Grainger, Inc., and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)

                                                                              Years Ended December 31,
                                                                 -----------------------------------------------
                                                                        1999            1998            1997
                                                                 -------------    -------------    -------------
Cash flows from operating activities:
  Net earnings ...............................................   $     180,731    $     238,504    $     231,833
  Provision for losses on accounts receivable ................          13,585           10,310            9,984
  Depreciation and amortization:
    Property, buildings, and equipment .......................          72,446           58,256           63,257
    Intangibles and goodwill .................................          15,941           15,964           16,394
    Capitalized software .....................................           9,840            4,645            1,556
  Change in operating assets and liabilities:
    (Increase) in accounts receivable ........................        (111,994)         (18,230)         (31,866)
    (Increase) decrease in inventories .......................        (135,764)         (14,599)          74,793
    (Increase) decrease in prepaid expenses ..................          (6,437)          (2,828)           2,849
    (Increase) decrease in deferred income taxes .............          (5,310)          (7,910)           2,153
    Increase in trade accounts payable .......................          47,212            5,288            2,171
    (Decrease) increase in other current liabilities .........         (22,067)          40,678           48,125
    (Decrease) increase in current
      income taxes payable ...................................         (32,834)          (1,682)           7,098
    Increase in accrued employment
      related benefits costs .................................           2,933            2,578            3,275
  Other--net .................................................           1,465            1,386            1,288
                                                                 -------------    -------------    -------------

Net cash provided by operating activities ....................          29,747          332,360          432,910

Cash flows from investing activities:
  Additions to property, buildings, and equipment ............        (114,056)        (130,186)        (108,252)
  Proceeds from sale of property, buildings,
    and equipment--net .......................................           4,387            4,315            3,066
  Expenditures for capitalized software ......................         (26,473)         (36,983)            (122)
  Purchases of available-for-sale securities .................         (18,500)          (5,000)            --
  Other--net .................................................           5,200           (8,488)           1,682
                                                                 -------------    -------------    -------------

Net cash (used in) investing activities ......................        (149,442)        (176,342)        (103,626)

                      W.W. Grainger, Inc., and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS--CONTINUED
                            (In thousands of dollars)

                                                                              Years Ended December 31,
                                                                 -----------------------------------------------
                                                                      1999             1998             1997
                                                                 -------------    -------------    -------------
Cash flows from financing activities:
  Net increase (decrease) in short-term debt .................   $     208,776    $      85,100    $    (132,315)
  Proceeds from long-term debt ...............................            --               --            126,127
  Long-term debt payments ....................................             (93)          (1,079)          (1,997)
  Stock options exercised ....................................           1,223              443            2,239
  Tax benefit of stock incentive plan ........................           3,424            4,107            3,759
  Purchase of treasury stock--net ............................         (15,306)        (193,959)        (346,822)
  Cash dividends paid ........................................         (58,817)         (56,683)         (53,934)
                                                                 -------------    -------------    -------------

Net cash provided by (used in) financing activities ..........         139,207         (162,071)        (402,943)
                                                                 -------------    -------------    -------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS .......................................          19,512           (6,053)         (73,659)

Cash and cash equivalents at beginning of year ...............          43,171           49,224          122,883
                                                                 -------------    -------------    -------------

Cash and cash equivalents at end of year .....................   $      62,683    $      43,171    $      49,224
                                                                 =============    =============    =============
Supplemental Cash Flow Information
  Cash payments for interest .................................   $      16,305    $       5,027    $       5,773
  Cash payments for taxes ....................................         157,561          165,668          143,471
Non-cash Investing Activities:
  Increase in fair value of securities available-for-sale ....   $     130,703    $        --      $        --
  Income tax effect related to increase in fair value ........         (52,020)            --               --

The accompanying notes are an integral part of these financial statements.

                      W.W. Grainger, Inc., and Subsidiaries

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             (In thousands of dollars except for per share amounts)


                                                                                      Unearned      Accumulated
                                                      Additional                      Restricted       Other
                                       Common        Contributed      Retained          Stock       Comprehensive      Treasury
                                       Stock           Capital         Earnings      Compensation   Earnings (Loss)     Stock
                                    -------------    ------------    ------------    -------------  -------------    ------------
Balance at January 1, 1997 .......   $     53,338    $    235,649    $  1,225,624    $    (17,597)   $     (2,262)   $    (32,090)
Exercise of stock options ........            138           5,753            --              --              --              --
Issuance of 20,000 shares
  of restricted common stock .....             10             793            --              (803)           --              --
Amortization of unearned
  restricted stock compensation ..           --               107            --             1,872            --              --
Purchase of 8,430,372 shares
  of treasury stock, net of
  5,600 shares issued ............           --               (13)           --              --              --          (346,809)
Cumulative translation
  adjustments ....................           --              --              --              --            (6,948)           --
Net earnings .....................           --              --           231,833            --              --              --
Cash dividends paid
  ($0.53 per share) ..............           --              --           (53,934)           --              --              --
                                    -------------    ------------    ------------    -------------  -------------    ------------
Balance at December 31, 1997 .....         53,486         242,289       1,403,523         (16,528)         (9,210)       (378,899)

Exercise of stock options ........            105           4,316            --              --              --              --
Issuance of 52,500 shares
  of restricted common stock .....             26           2,706            --            (2,732)           --              --
Amortization of unearned
  restricted stock compensation ..           --               129            --             2,022            --              --
Purchase of 4,479,100 shares
  of treasury stock, net of
  4,000 shares issued ............           --                42            --              --              --          (194,001)
Cumulative translation
  adjustments ....................           --              --              --              --           (10,354)           --
Net earnings .....................           --              --           238,504            --              --              --
Cash dividends paid
  ($0.585 per share) .............           --              --           (56,683)           --              --              --
                                    -------------    ------------    ------------    -------------  -------------    ------------
Balance at December 31, 1998 .....         53,617         249,482       1,585,344         (17,238)        (19,564)       (572,900)


Exercise of stock options ........             97           4,411            --              --              --              --
Issuance of 42,000 shares
  of restricted common stock .....             21           1,880            --            (1,901)           --              --
Cancellation of 10,000 shares
  of restricted common stock .....             (5)           (375)           --               380            --              --
Amortization of unearned
  restricted stock compensation ..           --               139            --             2,178            --              --
Purchase of 350,620 shares
  of treasury stock, net of
  4,680 shares issued ............           --                32            --              --              --           (15,338)
Cumulative translation
  adjustments ....................           --              --              --              --             9,672            --
Unrealized gain on
  investments, net of tax ........           --              --              --              --            78,683            --
Net earnings .....................           --              --           180,731            --              --              --
Cash dividends paid
  ($0.63 per share) ..............           --              --           (58,817)           --              --              --

                                    -------------    ------------    ------------    -------------  -------------    ------------
Balance at December 31, 1999 .....   $     53,730    $    255,569    $  1,707,258    $    (16,581)   $     68,791    $   (588,238)
                                    =============    ============    ============    =============  =============    ============

The accompanying notes are an integral part of these financial statements.

                      W.W. Grainger, Inc., and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997


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

RECLASSIFICATIONS
Certain amounts in the 1998 and 1997 financial statements, as previously reported, have been reclassified to conform to the 1999 presentation.

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

The  Company  capitalized   interest  costs  of  $3,238,000,   $2,323,000,   and
$1,810,000, in 1999, 1998, and 1997, respectively.

CAPITALIZED SOFTWARE
Effective January 1, 1999, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires capitalization of certain costs incurred in the development of internal-use software, including purchased software and services and employee payroll and payroll-related costs. Prior to adoption of SOP 98-1, the Company expensed portions of these costs. The effect of this change in accounting principle on earnings for 1999 was immaterial.

LONG-LIVED ASSETS
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value of an asset is determined to be less than the carrying amount of the asset, a loss is recognized for the difference.

REVENUE RECOGNITION
Revenues recognized include product sales and fees earned for services provided. The Company recognizes product sales at the date products are shipped and fee revenue at the date services are completed.

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

COMPREHENSIVE EARNINGS
The Company's comprehensive earnings include unrealized gains on investments, net of tax, and foreign currency translation adjustments with no related income tax effects. The cumulative amount of other comprehensive earnings (loss) was $68,791,000, ($19,564,000), and ($9,210,000) at December 31, 1999, 1998, and
1997, respectively.

PROSPECTIVE ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133 is effective for fiscal years beginning after June 15, 1999 (fiscal 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded in current-period earnings or other comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The ineffective portion of all hedges will be recognized in current-period earnings. The Company has determined that SFAS No. 133 will not have a material effect on its results of operations or financial position.

NOTE 2--CASH FLOWS

The Company considers investments in highly liquid debt instruments, purchased with an original maturity of ninety days or less, to be cash equivalents. For cash equivalents the carrying amount approximates fair value due to the short maturity of these instruments.

NOTE 3--CONCENTRATION OF CREDIT RISK

The Company places temporary cash investments with institutions of high credit quality and, by policy, limits the amount of credit exposure to any one institution.

The Company has a broad customer base representing many diverse industries doing business in all regions of the United States as well as other areas of North America. Consequently, no significant concentration of credit risk is considered to exist.

NOTE 4--INVENTORIES

Inventories primarily consist of merchandise  purchased for resale.

Inventories would have been $211,490,000,  $217,455,000, and $215,707,000 higher than reported at December 31, 1999, 1998, and 1997, respectively, if the first-in, first-out (FIFO) method of inventory accounting had been used for all Company inventories. Inventories under FIFO approximate replacement cost.

NOTE 5--INTANGIBLES

Goodwill represents the cost in excess of net assets of acquired companies and is amortized on a straight-line basis over periods of five to forty years. The Company's goodwill is predominately denominated in Canadian dollars and accordingly, the changes in the asset balance are due to foreign exchange rate fluctuations.

Customer lists and other intangibles are amortized on a straight-line basis over periods of eight to seventeen years.

Note 6--Investments

The Company classifies all of its investments as available-for-sale securities. These investments consist of marketable securities, and non-publicly traded equity securities for which a market value is not readily determinable. Marketable securities are reported at fair value, with unrealized gains or losses on such securities reflected, net of taxes, as a separate component of shareholders' equity. Non-publicly traded equity securities are reported at cost. There have been no dividends earned on these investments.

At the time of sale, any gains or losses, calculated on the specific identification method, will be reported in Unclassified-net.

                                                              December 31, 1999
                                                  ------------------------------------------
                                                                  Unrealized         Fair
                                                  Cost              Gains            Value
                                                  -------          --------         --------
                                                           (In thousands of dollars)
Available-for-Sale Securities

  Marketable securities......................     $18,500          $130,703         $149,203
                                                  =======          ========         ========
  Non-publicly traded equity securities......      $5,000
                                                  =======

The Company had investments in non-publicly traded equity securities of $5,000,000 at December 31, 1998 and no such investments at December 31, 1997.

NOTE 7--CAPITALIZED SOFTWARE

Amortization of capitalized software is predominately on a straight-line basis over five years. During 1998, the Company acquired a new business enterprise software system. Amortization expense was $9,840,000, $4,645,000, and $1,556,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

NOTE 8--SHORT-TERM DEBT

The following summarizes information concerning short-term debt:

                                                               1999          1998          1997
                                                            ----------    ---------    -----------
Bank Debt                                                          (In thousands of dollars)
----------------
Outstanding at December 31 ..............................   $    4,598    $    3,704    $    2,960
Maximum month-end balance during the year ...............   $    4,675    $    3,704    $  139,187
Average amount outstanding during the year ..............   $    3,263    $    2,565    $  119,962
Weighted average interest rates during the year .........          6.1%          6.0%          3.5%
Weighted average interest rates at December 31 ..........          6.6%          5.7%          6.2%

Commercial Paper
----------------
Outstanding at December 31 ..............................   $  292,238    $   84,356    $     --
Maximum month-end balance during the year ...............   $  292,250    $   84,356    $   81,355
Average amount outstanding during the year ..............   $  193,674    $   15,668    $   15,429
Weighted average interest rates during the year .........          5.7%          5.3%          5.7%
Weighted average interest rates at December 31 ..........          6.2%          5.4%         --

The Company and its subsidiaries had committed lines of credit totaling $568,848,000, $318,069,000, and $168,983,000 at December 31, 1999, 1998, and
1997,  respectively,   including  $13,848,000,   $13,069,000,   and  $13,983,000
denominated in Canadian dollars. A Company subsidiary also has a $17,311,000, $32,673,000, and $34,958,000 uncommitted line of credit denominated in Canadian dollars as of December 31, 1999, 1998, and 1997, respectively. At December 31, 1999, 1998, and 1997, borrowings under the subsidiaries' committed lines of credit were $4,598,000, $3,704,000, and $2,960,000, respectively. The Company has guaranteed these borrowings.

NOTE  9--EMPLOYEE  BENEFITS

RETIREMENT PLANS. A majority of the Company's employees are covered by a noncontributory profit sharing plan. This plan provides for annual employer contributions based upon a formula related primarily to earnings before federal income taxes, limited to 15% of the total compensation paid to all eligible employees. The Company also sponsors additional profit sharing and defined benefit plans, which cover most of the other employees. Provisions under all plans were $55,007,000, $65,576,000, and $55,052,000 for the years ended
December 31, 1999, 1998, and 1997, respectively.

POSTRETIREMENT BENEFITS. The Company has a health care benefits plan that provides coverage to its retired employees and their dependents should they elect to maintain such coverage. A majority of the Company's employees become eligible for participation when they qualify for retirement while working for the Company.

The amount charged to operating expense for postretirement health care benefits was $4,523,000, $4,256,000, and $3,653,000 for the years ended December 31,
1999, 1998, and 1997, respectively. Components of the expense were:


                                                                1999        1998       1997
                                                               -------    -------    -------
                                                                  (In thousands of dollars)

Service cost ...............................................   $ 3,446    $ 3,076    $ 2,442
Interest cost ..............................................     2,854      2,546      2,272
Expected return on assets ..................................    (1,302)      (968)      (738)
Amortization of transition asset (22 year amortization) ....      (143)      (143)      (143)
Amortization of unrecognized gain ..........................      (257)      (180)      (262)
Amortization of prior service cost .........................       (75)       (75)        82
                                                               -------    -------    -------
                                                               $ 4,523    $ 4,256    $ 3,653
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

A Group Benefit Trust has been established as the vehicle to process benefit payments. The assets of the trust are invested in a Standard & Poors 500 index fund. The assumed weighted average long-term rate of return is 7.7%, which is net of a 33.0% tax rate. The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986, as amended, and was $1,686,000, $2,444,000, and $859,000, for the years ended December 31, 1999, 1998, and 1997, respectively.

A reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation (APBO), the fair value of assets, and the funded status of the benefit obligation as of December 31, 1999, 1998, and 1997 is as follows:

                                                                             1999        1998        1997
                                                                          --------    --------    --------
                                                                               (In thousands of dollars)

Benefit obligation at the beginning of the year .......................   $ 43,675    $ 35,866    $ 31,909
  Service cost ........................................................      3,446       3,076       2,442
  Interest cost .......................................................      2,854       2,546       2,272
  Plan participant contributions ......................................        535         366         376
  Amendments ..........................................................       --          --        (2,516)
  Actuarial (gain) loss ...............................................     (7,913)      3,503       2,544
  Benefits paid .......................................................     (2,203)     (1,682)     (1,161)
                                                                          --------    --------    --------
Benefit obligation at the end of the year .............................     40,394      43,675      35,866
                                                                          --------    --------    --------
Fair value of plan assets at beginning of year ........................     21,699      16,127      12,307
  Actual return on plan assets ........................................      4,331       4,444       3,745
  Employer contributions ..............................................      1,686       2,444         859
  Plan participant contributions ......................................        535         366         377
  Benefits paid .......................................................     (2,203)     (1,682)     (1,161)
                                                                          --------    --------    --------
Fair value of plan assets at the end of the year ......................     26,048      21,699      16,127
                                                                          --------    --------    --------
Funded status .........................................................    (14,346)    (21,976)    (19,739)

Unrecognized transition asset .........................................     (2,142)     (2,285)     (2,428)
Unrecognized net actuarial gain .......................................    (15,040)     (4,359)     (4,589)
Unrecognized prior service cost .......................................       (852)       (927)     (1,003)
                                                                          --------    --------    --------

Accrued postretirement benefits cost ..................................   $(32,380)   $(29,547)   $(27,759)
                                                                          ========    ========    ========

To determine the APBO as of December 31, 1999, 1998, and 1997, the assumed weighted average discount rate used was 7.8%, 6.8%, and 7.0%, respectively. The assumed health care cost trend rate for 2000 is 8.0%. Beginning in 2001, the assumed health care cost trend rate declines on a straight-line basis until 2010, when the ultimate trend rate of 5.0% is achieved.

If the assumed health care cost trend rate was increased by one percentage point for each year, the APBO as of December 31, 1999 would increase by $8,254,000. The aggregate of the service cost and interest cost components of the 1999 net periodic postretirement benefits expense would increase by $1,619,000.

If the assumed health care cost trend rate was decreased by one percentage point for each year, the APBO as of December 31, 1999 would decrease by $6,537,000. The aggregate of the service cost and interest cost components of the 1999 net periodic postretirement benefits expense would decrease by $1,235,000.

NOTE 10--LONG-TERM DEBT

Long-term debt consisted of the following at December 31:

                                                   1999       1998        1997
                                                --------    --------    --------
                                                    (In thousands of dollars)

Uncommitted revolving credit facility ......    $124,914    $117,885    $126,127
Industrial development revenue bonds .......      27,650      27,650      27,650
Other ......................................          85         179       1,258
                                                --------    --------    --------
                                                 152,649     145,714     155,035
Less current maturities ....................      27,721      22,831      23,834
                                                --------    --------    --------
                                                $124,928    $122,883    $131,201
                                                ========    ========    ========

As part of the permanent financing for a Canadian Subsidiary, the Company maintained a $138,485,000 uncommitted revolving credit facility, denominated in Canadian dollars. The Company has $124,914,000 outstanding at December 31, 1999 relating to this facility with a weighted average interest rate of 5.8%. The Company has the intent and the ability to refinance the obligation on a long-term basis through its credit lines and, therefore, the obligation is included in long-term debt.

The industrial development revenue bonds include various issues that bear interest at variable rates up to 15%, or variable rates up to 78.2% of the prime rate, and come due in various amounts from 2001 through 2021. Interest rates on some of the issues are subject to change at certain dates in the future. The bondholders may require the Company to redeem certain bonds concurrent with a change in interest rates and certain other bonds annually. In addition, $13,545,000 of these bonds had an unsecured liquidity facility available at December 31, 1999, for which the Company compensated a bank through a commitment fee of 0.07%. There were no borrowings related to this facility at December 31, 1999. The Company classified $27,650,000 of bonds currently subject to redemption options in current maturities of long-term debt at December 31, 1999. The Company classified $22,755,000 of bonds subject to redemption options in current maturities of long-term debt at December 31, 1998 and 1997.

The aggregate amounts of long-term debt maturing in each of the five years subsequent to December 31, 1999 are as follows:

                                               Amounts                  Amounts
                                             Payable Under            Subject to
                                               Terms of               Redemption
                                              Agreements                Options
                                              -----------              --------
                                                    (In thousands of dollars)

2000 .............................               $     71              $ 27,650
2001 .............................                     14                  --
2002 .............................                   --                    --
2003 .............................                124,914                  --
2004 .............................                   --                    --

NOTE 11--LEASES

The  Company  leases  certain  land,  buildings,   and  equipment.  The  Company
capitalizes all significant leases which qualify as capital leases.

At December 31, 1999, the approximate future minimum aggregate payments for all leases were as follows:

                                                            Operating Leases
                                                 ----------------------------------

                                                   Real       Personal                  Capital
                                                 Property     Property       Total      Leases
                                                ----------   ----------   ----------   ----------
                                                              (In thousands of dollars)

2000 ........................................   $   15,729   $      441   $   16,170   $       75
2001 ........................................       12,192          197       12,389           15
2002 ........................................       10,547          197       10,744         --
2003 ........................................        7,607         --          7,607         --
2004 ........................................        4,662         --          4,662         --
Thereafter ..................................        4,834         --          4,834         --
                                                ----------   ----------   ----------   ----------
Total minimum payments required .............       55,571          835       56,406           90
Less amounts representing sublease income ...        2,846         --          2,846
                                                ----------   ----------   ----------
                                                $   52,725   $      835   $   53,560
                                                ==========   ==========   ==========

Less imputed interest........................                                                   5
                                                                                       ----------
Present value of minimum lease payments
  (included in long-term debt)...............                                          $       85
                                                                                       ==========

Total rent expense, including both items under lease and items rented on a month-to-month basis, was $19,383,000, $16,336,000, and $21,396,000 for 1999,
1998, and 1997, respectively.

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

The Plan authorizes the granting of restricted stock which is held by the Company until terms and conditions specified by the Company are satisfied.
Except for the right of disposal, holders of restricted stock have full shareholders' rights during the period of restriction, including voting rights and the right to receive dividends.

The Plan authorizes the granting of options to purchase shares at a price of not less than 100% of the closing market price on the last trading day preceding the date of grant. The options expire no later than ten years after the date of grant.

Shares covered by terminated, surrendered or canceled options and stock appreciation rights, by forfeited restricted stock, or by the forfeiture of other awards that do not result in shares being issued, are again available for awards under the Plan.

There were 42,000 shares of restricted stock issued in 1999 with a weighted average fair market value of $45.26 per share. There were 52,500 shares of restricted stock issued in 1998 with a weighted average fair market value of $52.04 per share. There were 20,000 shares of restricted stock issued in 1997 with a fair market value of $40.125 per share. The shares vest over periods from three to ten years from issuance, although accelerated vesting is provided in certain instances. Restricted stock released totaled 400 and 1,000 shares in 1998 and 1997, respectively. There was no restricted stock released in 1999. Compensation expense related to restricted stock awards is based upon market price at date of grant and is charged to earnings on a straight-line basis over the period of restriction. Total compensation expense related to restricted stock was $2,178,000, $2,022,000, and $1,872,000 in 1999, 1998, and 1997,
respectively.

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

Payment of the value of Stock Units generally will be made after the termination of service as a director. As of December 31, 1999, nine directors held Stock Units. As of December 31, 1998 and 1997, eight directors held Stock Units. The Company recognized expense of $300,000, $286,000, and $1,850,000 for 1999, 1998,
and 1997, respectively.

Transactions involving stock options are summarized as follows:


                                                                        Weighted
                                                                        Average
                                                                       Price Per
                                                   Option Shares         Share         Exercisable
                                                    -----------        ----------      -----------
Outstanding at January 1, 1997................        3,063,122            $26.01        1,710,182
                                                                                       ===========
  Granted.....................................          694,660            $37.38
  Exercised...................................         (412,702)           $19.17
  Canceled or expired.........................          (51,720)           $33.63
                                                     ----------
Outstanding at December 31, 1997..............        3,293,360            $29.14        1,679,900
                                                                                       ===========
  Granted.....................................          884,620            $51.35
  Exercised...................................         (335,900)           $19.94
  Canceled or expired.........................          (51,640)           $38.32
                                                     ----------
Outstanding at December 31, 1998..............        3,790,440            $35.01        1,732,300
                                                                                       ===========
  Granted.....................................        1,234,100            $48.43
  Exercised...................................         (304,380)           $21.49
  Canceled or expired.........................         (110,400)           $46.23
                                                     ----------
Outstanding at December 31, 1999..............        4,609,760            $39.23        2,239,940
                                                     ==========                        ===========

All options were issued at market price on the date of grant. Options were issued with initial vesting periods ranging from immediate to five years.

Information about stock options outstanding at December 31, 1999, is as follows:

                                 Options Outstanding
--------------------------------------------------------------------------------
                                                          Weighted Average
                                             -----------------------------------
Range of Exercise         Number             Remaining Contractual      Exercise
    Prices             Outstanding                Life (Years)           Price
-----------------      -----------           ---------------------      --------
$13.94-$29.44            839,680                    2.3                  $24.75
$30.75-$38.94          1,727,000                    6.2                  $34.01
$40.63-$53.63          2,043,080                    8.9                  $49.55

                  Options Exercisable
---------------------------------------------------------
Range of Exercise        Number          Weighted Average
    Prices             Exercisable        Exercise Price
-----------------      -----------      -----------------

$13.94-$29.44            839,680                $24.75
$30.75-$38.75          1,400,260                $32.18

Shares available for future awards were 2,717,158, 3,877,538, and 4,767,018, at December 31, 1999, 1998, and 1997, respectively.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to account for stock compensation under Accounting Principles Board Opinion No.
25. Pro forma net earnings and earnings per share, as calculated under SFAS No. 123, are as follows:

                                1999          1998          1997
                            -----------   -----------   -----------
                                     (In thousands of dollars
                                   except for per share amounts)

Net earnings ............   $   174,144   $   234,257   $   229,107
Earnings per share:
  Basic .................   $      1.88   $      2.43   $      2.28
  Diluted ...............   $      1.85   $      2.39   $      2.25

The weighted average fair value of the stock options granted during 1999, 1998, and 1997 was $17.26, $16.12, and $12.95, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model based on the date of the grant and the following weighted average assumptions:

                                       1999         1998           1997
                                    ---------     ---------     ---------
Risk-free interest rate ......            6.8%          5.8%          6.7%
Expected life ................      7.0 years     7.0 years     7.0 years
Expected volatility ..........           20.1%         20.1%         21.0%
Expected dividend yield ......            1.5%          1.5%          1.5%

NOTE 13--INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial bases and tax bases of assets and liabilities.

Income tax expense consisted of the following:


                                            1999         1998         1997
                                         ---------    ---------    ---------
                                              (In thousands of dollars)
Current provision:
  Federal (including foreign) ........   $ 106,993    $ 141,462    $ 128,470
  State ..............................      21,336       28,791       27,180
                                         ---------    ---------    ---------
    Total current ....................     128,329      170,253      155,650
Deferred tax (benefits) expenses .....      (5,310)      (7,910)       2,153
                                         ---------    ---------    ---------
Total provision ......................   $ 123,019    $ 162,343    $ 157,803
                                         =========    =========    =========

The deferred tax (benefits) expenses represent the net effect of the changes in the amounts of temporary differences.

The income tax effects of temporary differences that gave rise to the net deferred tax asset as of December 31, 1999, 1998, and 1997 were:


                                                                           1999        1998        1997
                                                                         --------    --------    --------
                                                                              (In thousands of dollars)
Current deferred tax assets (liabilities):
  Inventory valuations ...............................................   $ 26,043    $ 25,012    $ 26,130
  Administrative and general expenses
    deducted on a paid basis for tax purposes ........................     36,208      33,776      31,330
  Employment related benefits expense ................................      2,755       2,454       2,160
  Other ..............................................................        788         (42)       (272)
                                                                         --------    --------    --------
    Total net current deferred tax asset .............................   $ 65,794    $ 61,200    $ 59,348
                                                                         --------    --------    --------
Noncurrent deferred tax assets (liabilities):
  Purchased tax benefits .............................................   $(17,482)   $(22,185)   $(26,185)
  Temporary differences related to property,
    buildings, and equipment .........................................     (2,257)       (388)       (816)
  Intangible amortization ............................................      9,825      10,368       9,116
  Deferred tax liability of foreign investment corporation ...........     (4,674)     (1,233)       --
  Employment related benefits expense ................................     16,206      15,038      14,012
  Net operating loss carryforwards ...................................      6,492       4,372       1,785
  Unrealized gain on investments .....................................    (52,020)       --          --
  Other ..............................................................      2,285       1,587       1,002
                                                                         --------    --------    --------
    Gross noncurrent deferred tax (liability) asset ..................    (41,625)      7,559      (1,086)
  Less valuation allowance ...........................................     (6,492)     (4,372)     (1,785)
                                                                         --------    --------    --------
    Net noncurrent deferred tax (liability) asset ....................    (48,117)      3,187      (2,871)
                                                                         --------    --------    --------
Net deferred tax asset ...............................................   $ 17,677    $ 64,387    $ 56,477
                                                                         ========    ========    ========

The purchased tax benefits represent lease agreements acquired in prior years under the provisions of the Economic Recovery Act of 1981.

A valuation allowance is provided for deferred tax assets if realization of the future benefit is uncertain. Since 1997, the Company has experienced net operating losses (NOLs) for a foreign start-up operation. The full amount of the deferred tax asset is offset by a valuation allowance due to the uncertainty of utilizing these NOLs.

A reconciliation of income tax expense with U.S. federal income taxes at the statutory rate follows:

                                                                 1999        1998        1997
                                                               --------    --------    --------
                                                                    (In thousands of dollars)
Federal income taxes at the statutory rate .................   $106,313    $140,296    $136,373
Foreign rate differences ...................................      1,429       1,703       2,034
State income taxes, net of federal income tax benefits .....     13,368      17,637      17,954
Other--net .................................................      1,909       2,707       1,442
                                                               --------    --------    --------
  Income tax expense .......................................   $123,019    $162,343    $157,803
                                                               ========    ========    ========
  Effective tax rate .......................................       40.5%       40.5%       40.5%
                                                               ========    ========    ========

NOTE 14--EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the year. Diluted earnings per share is based on the combination of weighted average number of shares outstanding and dilutive potential shares.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

                                                                 1999       1998       1997
                                                               --------   --------   --------
                                                       (In thousands except for per share amounts)

Net earnings ...............................................   $180,731   $238,504   $231,833
                                                               ========   ========   ========
Denominator for basic earnings per share--
  weighted average shares ..................................     92,837     96,232    100,605
Effect of dilutive securities--
  stock based compensation .................................      1,478      1,615      1,574
                                                               --------   --------   --------
Denominator for diluted earnings per share--weighted
  average shares adjusted for dilutive securities ..........     94,315     97,847    102,179
                                                               ========   ========   ========
Basic earnings per common share ............................   $   1.95   $   2.48   $   2.30
                                                               ========   ========   ========
Diluted earnings per common share ..........................   $   1.92   $   2.44   $   2.27
                                                               ========   ========   ========

NOTE 15--ISSUANCE OF PREFERRED SHARE PURCHASE RIGHTS

The Company adopted a Shareholder Rights Plan, under which there is outstanding one preferred share purchase right (Right) for each outstanding share of the Company's common stock. Each Right, under certain circumstances, may be exercised to purchase one one-hundredth of a share of Series A-1999 Junior Participating Preferred Stock (intended to be the economic equivalent of one share of the Company's common stock) at a price of $250.00, subject to adjustment. The Rights become exercisable only after a person or a group, other than a person or group exempt under the plan, acquires or announces a tender offer for 15% or more of the Company's common stock. If a person or group, other than a person or group exempt under the plan, acquires 15% or more of the Company's common stock or if the Company is acquired in a merger or other business combination transaction, each Right generally entitles the holder, other than such person or group, to purchase, at the then-current exercise price, stock and/or other securities or assets of the Company or the acquiring company having a market value of twice the exercise price.

The Rights expire on May 15, 2009, unless earlier redeemed. They generally are redeemable at $.001 per Right until thirty days following announcement that a person or group, other than a person or group exempt under the plan, has acquired 15% or more of the Company's common stock. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings of the Company.

NOTE  16--SEGMENT  INFORMATION

The Company has two reported segments: Branch-based Distribution and Digital. The Branch-based Distribution segment provides customers with solutions to their immediate MRO needs. Branch-based Distribution is an aggregation of the following business segments: Grainger Industrial Supply, Grainger.com, Acklands-Grainger Inc., Grainger Custom Solutions, Grainger Export, Grainger Global Sourcing, Grainger Parts, Grainger, S.A. de C.V. and Puerto Rico. The Digital Business segment provides e-commerce solutions to customers' MRO and other needs. The Digital segment is an aggregation of the FindMRO.com and OrderZone.com business segments. The Grainger Consulting Services, Grainger Integrated Supply, and Lab Safety Supply, Inc. segments are included in Other.

The Company's segments offer differing ranges of services and/or products and require different resources and marketing strategies. The Company's segments were initially formed in late 1997 as the Company refocused its organization to meet the diverse needs of its customers. In late 1999, the Company modified its segment reporting to better reflect the current state of the business. In 1997 the Company had one segment and the restatement of 1997 into comparable segment information is not practicable.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment transfer prices were established at external selling prices less costs not incurred due to the related party sale.

                                                                  1999
                                         --------------------------------------------------
                                         Branch-based
                                         Distribution   Digital       Other        Totals
                                         ------------ ----------    ----------   ----------
                                                       (In thousands of dollars)

Total net sales ......................   $4,132,591   $    2,977    $  415,152   $4,550,720
Intersegment net sales ...............        9,826        2,499         4,542       16,867
Net sales from external customers ....    4,122,765          478       410,610    4,533,853
Segment operating earnings ...........      357,925      (20,560)       26,572      363,937

Segment assets .......................   $2,060,781   $    3,615    $  161,865   $2,226,261
Depreciation and amortization ........       66,710          534        18,314       85,558
Additions to long-lived assets .......      102,835        2,560        13,556      118,951

                                                                  1998
                                         --------------------------------------------------
                                         Branch-based
                                         Distribution   Digital       Other        Totals
                                         ------------ ----------    ----------   ----------
                                                       (In thousands of dollars)
Total net sales ......................   $4,002,051   $      497    $  354,360   $4,356,908
Intersegment net sales ...............        8,610          497         6,532       15,639
Net sales from external customers ....    3,993,441         --         347,828    4,341,269
Segment operating earnings ...........      435,891       (8,091)       18,508      446,308

Segment assets .......................   $1,830,172   $      858    $  143,084   $1,974,114
Depreciation and amortization ........       56,388           41        17,709       74,138
Additions to long-lived assets .......      127,811        1,054         8,994      137,859

Following are reconciliations of the segment information with the consolidated totals per the financial statements (in thousands of dollars).

                                                         1999           1998
                                                     -----------    ------------
Operating earnings:
Total operating earnings for reportable segments .   $   363,937    $   446,308
Unallocated expenses .............................       (46,709)       (38,326)
                                                     -----------    ------------
  Total Consolidated operating earnings ..........   $   317,228    $   407,982
                                                     ===========    ============
Assets:
Total assets for reportable segments .............   $ 2,226,261    $ 1,974,114
Unallocated assets ...............................       338,565        129,852
                                                     -----------    ------------
  Total Consolidated assets ......................   $ 2,564,826    $ 2,103,966
                                                     ===========    ============

                                                             1999
                                            ------------------------------------
                                             Segment               Consolidated
Other Significant Items:                     Totals   Adjustments     Totals
                                            --------  -----------    --------
Depreciation and amortization ........      $ 85,558    $ 12,669     $ 98,227
Additions to long-lived assets .......      $118,951    $ 21,578     $140,529

                                                                      Long-lived
Geographic Information:                             Revenues            Assets
                                                   ----------         ----------
United States ............................         $4,104,302         $  732,994
Canada ...................................            350,144            184,834
Other foreign countries ..................             79,407              2,625
                                                   ----------         ----------
                                                   $4,533,853         $  920,453
                                                   ==========         ==========


                                                             1998
                                            ------------------------------------
                                             Segment               Consolidated
Other Significant Items:                     Totals   Adjustments     Totals
                                            --------  -----------    --------
Depreciation and amortization ........      $ 74,138     $  4,727    $ 78,865
Additions to long-lived assets .......      $137,859     $ 29,310    $167,169

                                                                      Long-lived
Geographic Informatation:                           Revenues            Assets
                                                   ----------         ----------
United States ............................         $3,940,604         $  692,747
Canada ...................................            329,565            180,613
Other foreign countries ..................             71,100              1,080
                                                   ----------         ----------
                                                   $4,341,269         $  874,440
                                                   ==========         ==========

Long-lived  assets  consist  of  property,  buildings,  equipment,   capitalized
software, goodwill, and other intangibles. Revenues are attributed to countries based on the location of the customer.

NOTE 17--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
A summary of selected quarterly information for 1999 and 1998 is as follows:

                                                             1999 Quarter Ended
                                 ------------------------------------------------------------------------
                                           (In thousands of dollars except for per share amounts)

                                    March 31      June 30     September 30    December 31       Total
                                 ------------   ------------   ------------   ------------   ------------
Net sales ....................   $  1,090,843   $  1,146,175   $  1,175,393   $  1,121,442   $  4,533,853
Gross profit .................   $    402,862   $    416,015   $    422,736   $    411,021   $  1,652,634
Net earnings .................   $     56,263   $     50,553   $     45,757   $     28,158   $    180,731
Earnings per share-basic .....   $       0.61   $       0.54   $       0.49   $       0.31   $       1.95
Earnings per share-diluted ...   $       0.60   $       0.53   $       0.49   $       0.30   $       1.92

                                                             1998 Quarter Ended
                                 ------------------------------------------------------------------------
                                            (In thousands of dollars except for per share amounts)

                                   March 31       June 30      September 30    December 31      Total
                                 ------------   ------------   ------------   ------------   ------------
Net sales ....................   $  1,057,107   $  1,118,970   $  1,120,038   $  1,045,154   $  4,341,269
Gross profit .................   $    385,155   $    401,959   $    405,311   $    405,246   $  1,597,671
Net earnings .................   $     57,172   $     59,250   $     56,089   $     65,993   $    238,504
Earnings per share-basic .....   $       0.59   $       0.61   $       0.58   $       0.70   $       2.48
Earnings per share-diluted ...   $       0.58   $       0.60   $       0.57   $       0.69   $       2.44




                      W.W. Grainger, Inc., and Subsidiaries

                   SCHEDULE II-ALLOWANCE FOR DOUBTFUL ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                   Balance at       Charged to                      Balance
                                    beginning        costs and                       at end
Description                         of period         expenses   Deductions (a)   of period
-------------------------------    ----------       ----------   -------------    ---------
                                                     (In thousands of dollars)
Allowance for doubtful accounts

1999 ..........................        $15,951        $13,585        $11,167        $18,369

1998 ..........................         15,803         10,310         10,162         15,951

1997 ..........................         15,302          9,984          9,483         15,803

(a)  Accounts charged off as uncollectible, less recoveries.


                       W.W. Grainger, Inc., and Subsidiaries                                   EXHIBIT 11

                       COMPUTATIONS OF EARNINGS PER SHARE

                                                               1999            1998              1997
                                                          --------------   --------------   --------------
BASIC:

Weighted average number of shares
  outstanding during the year .........................       92,836,696       96,231,829      100,604,518
                                                          ==============   ==============   ==============
Net earnings ..........................................   $  180,731,000   $  238,504,000   $  231,833,000
                                                          ==============   ==============   ==============
Earnings per share ....................................   $         1.95   $         2.48   $         2.30
                                                          ==============   ==============   ==============
DILUTED:

Weighted average number of shares
  outstanding during the year (basic) .................       92,836,696       96,231,829      100,604,518

Potential shares:


  Shares issuable under outstanding options ...........        2,991,418        3,187,915        3,249,490

  Shares which could have been purchased based on
    the average market value for the period ...........        2,089,599        2,114,482        2,184,102
                                                          --------------   --------------   --------------
                                                                 901,819        1,073,433        1,065,388

  Dilutive effect of exercised options
    prior to being exercised ..........................           18,464           21,604           18,046
                                                          --------------   --------------   --------------
  Shares for the portion of the period
    that the options were outstanding .................          920,283        1,095,037        1,083,434

  Contingently issuable shares ........................          558,500          519,792          491,000
                                                          --------------   --------------   --------------
                                                               1,478,783        1,614,829        1,574,434
                                                          --------------   --------------   --------------
Adjusted weighted average number of shares
  outstanding during the year .........................       94,315,479       97,846,658      102,178,952
                                                          ==============   ==============   ==============
Net earnings ..........................................   $  180,731,000   $  238,504,000   $  231,833,000
                                                          ==============   ==============   ==============
Earnings per share ....................................   $         1.92   $         2.44   $         2.27
                                                          ==============   ==============   ==============

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

Chicago, Illinois
March 22, 2000