Form 10-Q
period 2000-03-31
GRAINGER W W INC
filed 2000-05-11
CIK 277135

43 Pages Complete

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                              For the period ended
                                 March 31, 2000

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
Yes   X   No
   ------    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 93,944,330 shares of the Company's Common Stock were outstanding as of April 28, 2000.

The Exhibit Index appears on page 17 in the sequential numbering system.

Part I - FINANCIAL INFORMATION

                      W.W. Grainger, Inc., and Subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS
             (In thousands of dollars except for per share amounts)
                                   (Unaudited)
                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                     2000              1999
                                                 ------------      ------------

Net sales ..................................     $  1,195,194      $  1,090,843

Cost of merchandise sold ...................          773,647           687,981
                                                 ------------      ------------

   Gross profit ............................          421,547           402,862

Warehousing, marketing, and
   administrative expenses .................          346,770           306,596
                                                 ------------      ------------

   Operating earnings ......................           74,777            96,266

Other income or (deductions)
   Interest income .........................              497               410
   Interest expense ........................           (6,102)           (1,733)
   Unclassified-net ........................               91              (384)
                                                 ------------      ------------
                                                       (5,514)           (1,707)
                                                 ------------      ------------

Earnings before income taxes ...............           69,263            94,559

Income taxes ...............................           28,052            38,296
                                                 ------------      ------------

   Net earnings ............................     $     41,211      $     56,263
                                                 ============      ============

Earnings per share:

   Basic ...................................     $       0.44      $       0.61
                                                 ============      ============

  Diluted ..................................     $       0.44      $       0.60
                                                 ============      ============

Weighted average number of shares outstanding:

   Basic ...................................       92,917,780        92,833,727
                                                 ============      ============

   Diluted .................................       94,416,374        94,210,765
                                                 ============      ============

Cash dividends paid per share ..............     $       0.16      $       0.15
                                                 ============      ============


The accompanying notes are an integral part of these financial statements.



                      W.W. Grainger, Inc., and Subsidiaries
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                            (In thousands of dollars)
                                   (Unaudited)


                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                          2000            1999
                                                        --------       --------

Net Earnings ......................................     $ 41,211       $ 56,263

Other comprehensive earnings (loss):
   Foreign currency translation adjustments .......       (1,090)         2,537
   Unrealized (loss) on investments, net of tax ...      (10,381)           -
                                                        --------       --------

Comprehensive earnings ............................     $ 29,740       $ 58,800
                                                        ========       ========


The accompanying notes are an integral part of these financial statements.


                      W.W. Grainger, Inc., and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)

ASSETS                                                              March 31, 2000    Dec. 31, 1999
-----------------------------------------------------------------   --------------    --------------
CURRENT ASSETS
  Cash and cash equivalents .....................................   $       64,685    $       62,683
  Accounts receivable, less allowance for doubtful
    accounts of $19,203 in 2000 and $18,369 in 1999 .............          600,974           561,786
  Inventories ...................................................          773,214           762,495
  Prepaid expenses ..............................................           37,235            18,387
  Deferred income tax benefits ..................................           67,554            65,794
                                                                    --------------    --------------
    Total current assets ........................................        1,543,662         1,471,145

PROPERTY, BUILDINGS, AND EQUIPMENT ..............................        1,301,776         1,302,029
  Less accumulated depreciation and amortization ................          613,772           604,278
                                                                    --------------    --------------

  Property, buildings, and equipment-net ........................          688,004           697,751

OTHER ASSETS ....................................................          380,809           395,930
                                                                    --------------    --------------

TOTAL ASSETS ....................................................   $    2,612,475    $    2,564,826
                                                                    ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------
CURRENT LIABILITIES
  Short-term debt ...............................................   $      283,519    $      296,836
  Current maturities of long-term debt ..........................           27,718            27,721
  Trade accounts payable ........................................          295,153           260,084
  Accrued expenses ..............................................          263,479           285,507
  Income taxes ..................................................           32,923               386
                                                                    --------------    --------------
    Total current liabilities ...................................          902,792           870,534

LONG-TERM DEBT (less current maturities) ........................          124,457           124,928

DEFERRED INCOME TAXES ...........................................           41,419            48,117

ACCRUED EMPLOYMENT RELATED BENEFITS COSTS .......................           41,425            40,718

SHAREHOLDERS' EQUITY
  Cumulative Preferred Stock - $5 par value - authorized,
      12,000,000 shares, issued and outstanding, none ...........                -                 -
  Common Stock - $0.50 par value - authorized, 300,000,000
      shares; issued, 107,732,855 shares, 2000 and
      107,460,978 shares, 1999 ..................................           53,866            53,730
  Additional contributed capital ................................          264,285           255,569
  Retained earnings .............................................        1,733,514         1,707,258
  Unearned restricted stock compensation ........................          (18,019)          (16,581)
  Accumulated other comprehensive earnings ......................           57,320            68,791
  Treasury stock, at cost - 14,086,892 shares, 2000 and
     14,079,292 shares, 1999 ....................................         (588,584)         (588,238)
                                                                    --------------    --------------

  Total shareholders' equity ....................................        1,502,382         1,480,529
                                                                    --------------    --------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................   $    2,612,475    $    2,564,826
                                                                    ==============    ==============

The accompanying notes are an integral part of these financial statements.


                      W.W. Grainger, Inc., and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                      Three Months Ended March 31,
                                                                    --------------------------------
                                                                        2000               1999
                                                                    --------------    --------------
Cash flows from operating activities:
  Net earnings ..................................................   $       41,211    $       56,263
  Provision for losses on accounts receivable ...................            3,553             3,035
  Depreciation and amortization:
    Property, buildings, and equipment ..........................           21,458            17,908
    Intangibles and goodwill ....................................            4,002             3,965
    Amortization of capitalized software ........................            3,492             2,290
  Change in operating assets and liabilities:
    (Increase) in accounts receivable ...........................          (42,741)          (47,738)
    (Increase) in inventories ...................................          (10,719)          (19,824)
    (Increase) in prepaid expenses ..............................          (18,848)          (16,650)
    (Increase) in deferred income taxes .........................           (1,594)             (648)
    Increase in trade accounts payable ..........................           35,069            56,470
    (Decrease) in other current liabilities .....................          (22,028)          (77,095)
    Increase in current income taxes payable ....................           32,537            22,651
    Increase in accrued employment related
      benefits costs ............................................              707               741
  Other - net ...................................................              481               270
                                                                    --------------    --------------

Net cash provided by operating activities .......................           46,580             1,638
                                                                    --------------    --------------

Cash flows from investing activities:
  Additions to property, buildings, and
    equipment - net of dispositions .............................          (11,711)          (37,966)
  Expenditures for capitalized software .........................           (9,635)           (4,228)
  Other - net ...................................................           (1,493)             (274)
                                                                    --------------    --------------

Net cash (used in) investing activities .........................          (22,839)          (42,468)
                                                                    --------------    --------------

Cash flows from financing activities:
  Net (decrease) increase in short-term debt ....................          (13,317)           65,872
  Long-term debt payments .......................................              (17)              (16)
  Stock incentive plan ..........................................            6,896               852
  Purchase of treasury stock-net ................................             (346)          (13,212)
  Cash dividends paid ...........................................          (14,955)          (14,003)
                                                                    --------------    --------------

Net cash (used in) provided by financing activities .............          (21,739)           39,493
                                                                    --------------    --------------

Net increase (decrease) in cash and cash equivalents ............            2,002            (1,337)

Cash and cash equivalents at beginning of year ..................           62,683            43,171
                                                                    --------------    --------------

Cash and cash equivalents at end of period ......................   $       64,685    $       41,834
                                                                    ==============    ==============

The accompanying notes are an integral part of these financial statements.

                      W.W. Grainger, Inc., and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  BASIS OF STATEMENT PRESENTATION

The financial statements and the related notes are condensed and should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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


2.  DIVIDEND

On April 26, 2000, the Board of Directors declared a quarterly dividend of 17 cents per share, payable June 1, 2000 to shareholders of record on May 8, 2000.

                      W.W. Grainger, Inc., and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

3.       SEGMENT INFORMATION (In thousands of dollars)

The following segment disclosures are condensed and should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                                                             Three Months Ended March 31, 2000
                                             ----------------------------------------------------------------
                                             Branch-based
                                             Distribution       Digital            Other            Totals
                                             ------------     ------------      ------------     ------------

Total net sales ........................     $  1,078,190     $      6,280      $    120,928     $  1,205,398
Intersegment net sales .................            2,654            6,080             1,470           10,204
Net sales from external customers ......        1,075,536              200           119,458        1,195,194
Segment operating earnings .............           84,508          (10,933)           11,502           85,077


                                                              Three Months Ended March 31, 1999
                                             ----------------------------------------------------------------
                                             Branch-based
                                             Distribution       Digital            Other            Totals
                                             ------------     ------------      ------------     ------------

Total net sales ........................     $    993,354     $        663      $    100,573     $  1,094,590
Intersegment net sales .................            2,614              388               745            3,747
Net sales from external customers ......          990,740              275            99,828        1,090,843
Segment operating earnings .............          103,708           (3,644)            6,195          106,259


                                             Branch-based
                                             Distribution       Digital            Other            Totals
                                             ------------     ------------      ------------     ------------
Segment Assets
At March 31, 2000 ......................     $  2,074,321     $     10,584     $    183,708     $  2,268,613
                                             ============     ============     ============     ============

At December 31, 1999 ...................     $  2,060,781     $      3,615     $    161,865     $  2,226,261
                                             ============     ============     ============     ============

                      W.W. Grainger, Inc., and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

3.       SEGMENT INFORMATION (In thousands of dollars)

A reconciliation of segment information to consolidated information is as follows:

                                                                  Three Months Ended March 31,
                                                                 ------------------------------
                                                                    2000               1999
                                                                 ------------      ------------
Total operating earnings for reportable segments ...........     $     85,077      $    106,259
Unallocated expenses .......................................          (10,300)           (9,993)
Elimination of intersegment profits ........................                -                 -
                                                                 ------------      ------------
  Total consolidated operating earnings ....................     $     74,777      $     96,266
                                                                 ============      ============



                                                                   March 31,       December 31,
                                                                     2000              1999
                                                                 ------------     ------------
Assets:
Total assets for reportable segments .......................     $  2,268,613     $  2,226,261
Unallocated assets .........................................          343,862          338,565
                                                                 ------------     ------------
  Total consolidated assets ................................     $  2,612,475     $  2,564,826
                                                                 ============     ============

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1999:


                                Company Net Sales
                                -----------------

The Company's net sales of $1,195,194,000 in the 2000 first quarter increased 9.6% from net sales of $1,090,843,000 for the comparable 1999 period. This increase was primarily driven by volume growth in the branch-based businesses, especially in Canada and Mexico; continued strong growth in Internet transactions; and strong growth at Grainger Integrated Supply.

There were 65 sales days in the 2000 quarter versus 63 sales days in the 1999 quarter. On a daily basis the Company's net sales increased 6.2%. The year 2000 will have one more sales day than did 1999 (255 vs. 254).

Sales processed through the digital businesses plus the sales that originated through Grainger.com were $62 million for the first quarter of 2000 as compared with $10 million in the 1999 first quarter.

Segment Net Sales

The following comments at the segment level include external and intersegment net sales; those comments at the business unit level include external and inter-and intrasegment net sales. For segment information see Note 3 of the Notes to Consolidated Financial Statements included in this report.


Branch-based Distribution Businesses
------------------------------------

Net sales of $1,078,190,000 for the first quarter of 2000 increased 8.5% when compared with net sales of $993,354,000 in the first quarter of 1999. Average daily net sales increased 5% for the 2000 first quarter compared with the 1999 first quarter.

Sales growth in the United States was tempered by a decline in sales to large accounts requiring customized services, lower pricing as a result of selected price decreases, and customer mix variations. Contributing to the 2000 first quarter growth in the United States were 22 branches opened during 1999 and increased sales to government accounts.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)

Acklands-Grainger Inc. experienced strong sales growth across most of Canada. The growth was driven by an improvement in the oil and gas and forestry sectors of the economy, gains in large customer account business, and the volume impact of 8 new branches opened during 1999. In Canadian dollars, average daily sales increased 14%. The Company is planning to open additional branches in Canada in 2000.

The Mexican operation experienced strong sales growth reflecting the continued planned development of this business. A key driver was increased sales to customers located in Mexico's interior, which are served by the Company's facility in Monterrey. This growth in sales was attributable to market share expansion and account penetration. In January, the Company opened a storefront branch in Guadalajara.

Net sales of the Branch-based Distribution Businesses were also favorably affected by continued momentum associated with the Company's Internet strategy. Sales orders processed through Grainger.com were $55 million, a 450% increase over first quarter 1999 sales of $10 million.


Digital Businesses
------------------

Net sales for the first quarter of 2000 were $6,280,000, an increase of 847.2% compared with $663,000 for the same period of 1999. Net sales for these businesses included product sales and service fee revenues for FindMRO.com and service fee revenue for Grainger Auction, OrderZone.com, and TotalMRO.com.

FindMRO.com and Grainger Auction were officially launched in November 1999, whereas TotalMRO.com opened for business on March 31, 2000. TotalMRO.com is a utility that brings together a variety of distributors and key technology partners in an easily searchable site containing millions of maintenance, repair, and operating products and services.


Other Businesses
----------------

Net sales for the first quarter of 2000 were $120,928,000, an increase of 20.2% compared with $100,573,000 for the same period of 1999.

Average daily sales for Grainger Integrated Supply increased 51% for the 2000 first quarter compared with the 1999 first quarter. Sales for this business unit include product sales and management fees. Growth was driven by new engagements, contract renewals, and scope expansions.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)

Average daily sales for Lab Safety Supply, the Company's direct marketing business, increased for the first quarter 2000 compared with the same period of 1999. The increase at Lab Safety Supply reflects the continued growth of industrial product sales and expanded market share attained through new customer accounts.


                              Company Net Earnings
                              --------------------

The Company's net earnings of $41,211,000 in the first quarter of 2000 decreased 26.8% when compared to the net earnings of $56,263,000 for the comparable 1999 period.

This decline resulted from a decrease in operating earnings and an increase in other deductions. Operating earnings declined at the Branch-based Distribution Businesses and the loss at the Digital Businesses increased. Operating earnings improved at the Other Businesses.

Segment Operating Earnings

The following comments at the segment level include external and intersegment operating earnings; those comments at the business unit level include external and inter- and intrasegment operating earnings. For segment information see Note 3 of the Notes to Consolidated Financial Statements included in this report.

Branch-based Distribution Businesses
------------------------------------

Operating earnings of $84,508,000 declined 18.5% for the first quarter 2000 as compared with $103,708,000 for the 1999 period. The majority of the shortfall resulted from lower gross profit margins which decreased 1.65 percentage points from the comparable 1999 quarter. This decline was caused by the following factors:

1. An unfavorable change in selling price category mix, which was driven by faster growth in sales to large customers and lower selling prices on selected products coinciding with the issuance of the Grainger Industrial Supply Catalog in February 2000.

2. Current recognition of certain product costs not fully recorded in 1999 until the fourth quarter physical inventory due to system installation issues.

Partially offsetting the above factors was a favorable product mix related to new products added since the first quarter of 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)

Also contributing to lower operating earnings were higher operating expenses, which increased 13% for the 2000 first quarter as compared with the 1999 period. This increase was a result of the following factors:

o    Continued  spending  to  enhance  and  market  Grainger.com.   Grainger.com
     spending for the 2000 first quarter was $12.6 million compared with $2.5 million for the 1999 period.

o Increased data processing and systems development expenses, as well as higher costs associated with the operation of the Enterprise Resource Planning (ERP) System.

o Increased occupancy costs related to 8 new branches in Canada, 22 new branches in the United States, and the new Lake Forest office facility opened during 1999.

o Higher freight-out expenses primarily driven by increased per shipment costs and increased shipments made directly to customers.



Digital Businesses
------------------

The Digital Businesses incurred operating losses of $10,933,000 compared with operating losses of $3,644,000 for the first quarter of 1999. These operating losses resulted from increased operating expenses incurred to launch, operate, and market these new digital businesses.

Total Internet related operating expenses, as represented by this segment plus Grainger.com, (which is included in the Branch-based Distribution Businesses) were $25 million for the 2000 first quarter as compared with $7 million for the 1999 period. This increase for the quarter ended March 31, 2000 was primarily the result of incremental operating expenses incurred by the Company to develop, launch, operate, and market its portfolio of Web sites. The Company estimates that total Internet spending in the year 2000 will range between $110 and $120 million. Sales processed through the digital businesses plus Grainger.com were $62 million for the 2000 first quarter as compared with $10 million in the 1999 first quarter.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)


Other Businesses
----------------

Grainger Integrated Supply experienced an operating loss in the first quarter of 2000 that was 27% less than the operating loss incurred during the first quarter of 1999. This improvement in operating performance reflects improved productivity, partially offset by lower gross profit margins. The decrease in gross profit margins related to product sales, which grew at a faster rate than related management fee income.

Operating earnings at Lab Safety Supply increased at a faster rate than the growth in sales, reflecting positive operating leverage from this direct marketing business.


Other Deductions

Other deductions of $5,514,000 in the first quarter of 2000 increased 223% compared with $1,707,000 in the prior year's first quarter. Other deductions were higher principally due to an increase in interest expense. This increase resulted from higher average borrowings, higher average interest rates paid on all outstanding debt, and lower capitalized interest.

Income Taxes

The Company's effective tax rate was 40.5% for the first quarter of both 2000 and 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)


                                    Year 2000
                                    ---------

The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Computer programs that have date sensitive software may recognize a date using "00" as the year 1900 versus the year 2000. This could result in systems failure or in miscalculation causing disruptions to operations.

The Company's efforts in response to the Year 2000 issue included the review of information technology and non-information technology products and systems, the remediation or replacement, and testing, of affected information technology systems and facilities, the surveying of key suppliers of goods and services, and the creation of reasonable contingency plans to address potentially serious Year 2000 problems. Expenses associated with the Year 2000 project included both a reallocation of existing internal resources and the use of outside services. Year 2000 expenses from the inception of the project through 1999 year end are estimated to be $62,000,000. Year 2000 expenses after 1999 are expected to be minimal.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS


                         LIQUIDITY AND CAPITAL RESOURCES



For the three months ended March 31, 2000, working capital increased by $40,259,000. The ratio of current assets to current liabilities was 1.7 at both March 31, 2000 and December 31, 1999. The Consolidated Statements of Cash Flows, included in this report, detail the sources and uses of cash and cash equivalents.

The Company maintains a debt ratio and liquidity position that provides reasonable flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, the Company has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit and otherwise. Total debt as a percent of Shareholders' Equity was 29% at March 31, 2000 and 30% at December 31, 1999. For the first three months of 2000, $12,186,000 was expended for property, buildings, and equipment, and $9,635,000 was expended for capitalized software, for a total of $21,821,000.


                           FORWARD-LOOKING STATEMENTS


Throughout this Form 10-Q are forward-looking statements about the Company's expected future financial results and business plans, strategies, and objectives. These forward-looking statements are often identified by qualifiers such as: "expects," "plans," " anticipates," "intends," or similar expressions. There are risks and uncertainties the outcome of which could cause the Company's results to differ materially from what is projected.

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

                      W.W. Grainger, Inc., and Subsidiaries
                           PART II - OTHER INFORMATION



Items 1, 2, 3, and 5 not applicable.

Item 4    Submission of Matters to a Vote of Security Holders.

          An annual meeting of shareholders of the Company was held on April 26, 2000. At that meeting:

          a) Management's nominees listed in the proxy statement pertaining to the meeting were elected directors for the ensuing year. Of the 83,327,034 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which authority to vote in the election was withheld, were as follows with respect to each of the nominees:

                                                                          Shares as to Which Voting
                      Name             Shares Voted for Election             Authority Withheld
                ---------------------  ---------------------------     -----------------------------
                B. P. Anderson               82,501,667                          825,367
                J. D. Fluno                  82,482,271                          844,763
                W. H. Gantz                  82,506,916                          820,118
                D. W. Grainger               82,498,556                          828,478
                R. L. Keyser                 82,489,180                          837,854
                J. W. McCarter, Jr.          82,506,837                          820,197
                N. S. Novich                 82,504,676                          822,358
                J. D. Slavik                 82,501,669                          825,365
                H. B. Smith                  82,503,937                          823,097
                F. L. Turner                 82,503,060                          823,974
                J. S. Webb                   74,143,981                        9,183,053

          b) A proposal to ratify the appointment of Grant Thornton, LLP as independent auditors of the Company for the year ended December 31, 2000 was approved. Of the 83,327,034 shares present or represented by proxy at the meeting, 82,988,724 shares were voted for the proposal, 102,592 shares were voted against the proposal, and 235,718 shares abstained from voting with respect to the proposal.

                      W.W. Grainger, Inc., and Subsidiaries
                           PART II - OTHER INFORMATION

                                                                                EXHIBIT INDEX
                                                                                -------------
Item 6   Exhibits (numbered in accordance with Item 601 of regulation S-K).

          a) Exhibits

               (3)(ii) By-laws, as amended                                        20-35

               (10) Material Contracts

                    (a) Supplemental Profit Sharing Plan, as amended              36-43

               (11) Computation  of  Earnings  per Common and Common
                    Equivalent Share                                              19

               (27) Financial Data Schedule

          b) Reports on Form 8-K - None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  W.W. Grainger, Inc.
                                    --------------------------------------------
                                                     (Registrant)



Date:  May 11, 2000            By:                /s/ P.O. Loux
                                    --------------------------------------------
                                    P.O. Loux, Senior Vice President, Finance
                                             and Chief Financial Officer



Date:  May 11, 2000            By:               /s/ R.D. Pappano
                                    --------------------------------------------
                                             R.D. Pappano, Vice President,
                                                  Financial Reporting


                                                                      Exhibit 11


                      W.W. Grainger, Inc., and Subsidiaries
                       COMPUTATIONS OF EARNINGS PER SHARE

                                                                              Three Months Ended March 31,
                                                                           -----------------------------------
                                                                                 2000                1999
                                                                           ---------------     ---------------

BASIC:
Weighted average number of shares outstanding
   during the year ...................................................          92,917,780          92,833,727
                                                                           ===============     ===============

Net earnings .........................................................     $    41,211,000     $    56,263,000
                                                                           ===============     ===============

Earnings per share ...................................................     $          0.44     $          0.61
                                                                           ===============     ===============

DILUTED:

Weighted average number of shares outstanding
   during the year (basic) ...........................................          92,917,780          92,833,727

     Potential Shares:

       Shares issuable under outstanding options .....................           2,541,850           2,840,880

       Shares which could have been purchased based
         on the average market value for the period ..................           1,737,022           2,044,197
                                                                           ---------------     ---------------

                                                                                   804,828             796,683

       Dilutive effect of exercised options prior to being
         exercised ...................................................              77,266              37,855
                                                                           ---------------     ---------------

       Shares for the portion of the period that the options
         were outstanding ............................................             882,094             834,538

       Contingently issuable shares ..................................             616,500             542,500
                                                                           ---------------     ---------------

                                                                                 1,498,594           1,377,038
                                                                           ---------------     ---------------

Adjusted weighted average number of shares outstanding
  during the year ....................................................          94,416,374          94,210,765
                                                                          ===============      ===============

Net earnings .........................................................     $    41,211,000     $    56,263,000
                                                                           ===============     ===============

Earnings per share ...................................................     $          0.44     $          0.60
                                                                           ===============     ===============
