Form 10-Q
period 2000-06-30
GRAINGER W W INC
filed 2000-08-11
CIK 277135

29 Pages Complete

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [x] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended June 30, 2000

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from

                                  ______to______




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
                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 93,907,430 shares of the Company's Common Stock were outstanding as of July 31, 2000.

The Exhibit Index appears on page 23 in the sequential numbering system.

Part I - FINANCIAL INFORMATION

                      W.W. Grainger, Inc., and Subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS
             (In thousands of dollars except for per share amounts)
                                   (Unaudited)

                                                      Three Months Ended June 30,     Six Months Ended June 30,
                                                     ----------------------------    ----------------------------
                                                         2000            1999            2000            1999
                                                     ------------    ------------    ------------    ------------

Net sales ........................................   $  1,242,022    $  1,146,175    $  2,437,216    $  2,237,018

Cost of merchandise sold .........................        807,559         730,160       1,581,206       1,418,141
                                                     ------------    ------------    ------------    ------------

  Gross profit ...................................        434,463         416,015         856,010         818,877

Warehousing, marketing, and
  administrative expenses ........................        361,562         328,544         708,332         635,140
                                                     ------------    ------------    ------------    ------------

  Operating earnings .............................         72,901          87,471         147,678         183,737

Other income or (deductions)
  Interest income ................................            440             319             937             729
  Interest expense ...............................         (6,585)         (2,943)        (12,687)         (4,676)
  Unclassified-net ...............................         26,793             117          26,884            (267)
                                                     ------------    ------------    ------------    ------------
                                                           20,648          (2,507)         15,134          (4,214)
                                                     ------------    ------------    ------------    ------------

  Earnings before income taxes ...................         93,549          84,964         162,812         179,523

Income taxes .....................................         37,887          34,411          65,939          72,707
                                                     ------------    ------------    ------------    ------------

  Net earnings ...................................   $     55,662    $     50,553    $     96,873    $    106,816
                                                     ============    ============    ============    ============

Earnings per share:

  Basic ..........................................   $       0.60    $       0.54    $       1.04    $       1.15
                                                     ============    ============    ============    ============

  Diluted ........................................   $       0.59    $       0.53    $       1.03    $       1.13
                                                     ============    ============    ============    ============

Weighted average number of shares outstanding:

  Basic ..........................................     93,054,100      92,820,417      92,985,940      92,827,072
                                                     ============    ============    ============    ============

  Diluted ........................................     94,447,965      94,511,981      94,432,170      94,361,373
                                                     ============    ============    ============    ============

Cash dividends paid per share ....................   $       0.17    $       0.16    $       0.33    $       0.31
                                                     ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                      W.W. Grainger, Inc., and Subsidiaries
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                            (In thousands of dollars)
                                   (Unaudited)



                                                          Three Months Ended June 30,    Six Months Ended June 30,
                                                         ----------------------------   ----------------------------
                                                             2000            1999           2000            1999
                                                         ------------    ------------   ------------    ------------
Net earnings .........................................   $     55,662    $     50,553   $     96,873    $    106,816

Other comprehensive earnings (loss) net of tax:
    Foreign currency translation
      adjustments ....................................         (4,882)          2,973         (5,972)          5,510

    Unrealized gain (loss) on investment securities:
        Unrealized holding (loss) ....................        (37,002)           --          (47,383)           --
        Reclassification
          adjustments for gain
          included in net earnings ...................        (15,550)           --          (15,550)           --
                                                         ------------    ------------   ------------    ------------

Comprehensive (loss) earnings ........................   $     (1,772)   $     53,526   $     27,968    $    112,326
                                                         ============    ============   ============    ============



   The accompanying notes are an integral part of these financial statements.


                      W.W. Grainger, Inc., and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)
ASSETS                                                                        June 30, 2000        Dec. 31, 1999
-------------------------------------------------------------------------   -------------------  -------------------
CURRENT ASSETS
  Cash and cash equivalents .............................................   $          57,139    $          62,683
  Accounts receivable, less allowance for doubtful
    accounts of $19,980 in 2000 and $18,369 in 1999 .....................             654,623              561,786
  Inventories ...........................................................             771,080              762,495
  Prepaid expenses ......................................................              32,455               18,387
  Deferred income tax benefits ..........................................              74,533               65,794
                                                                            -----------------    -----------------
    Total current assets ................................................           1,589,830            1,471,145

PROPERTY, BUILDINGS, AND EQUIPMENT ......................................           1,292,319            1,302,029
  Less accumulated depreciation and amortization ........................             612,601              604,278
                                                                            -----------------    -----------------

  Property, buildings, and equipment-net ................................             679,718              697,751

OTHER ASSETS ............................................................             303,382              395,930
                                                                            -----------------    -----------------

TOTAL ASSETS ............................................................   $       2,572,930    $       2,564,826
                                                                            =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------
CURRENT LIABILITIES
  Short-term debt .......................................................   $         276,138    $         296,836
  Current maturities of long-term debt ..................................              27,701               27,721
  Trade accounts payable ................................................             334,739              260,084
  Accrued expenses ......................................................             249,016              285,507
  Income taxes ..........................................................              28,947                  386
                                                                            -----------------    -----------------
    Total current liabilities ...........................................             916,541              870,534

LONG-TERM DEBT (less current maturities) ................................             121,933              124,928

DEFERRED INCOME TAXES ...................................................               5,956               48,117

ACCRUED EMPLOYMENT RELATED BENEFITS COSTS ...............................              42,100               40,718

SHAREHOLDERS' EQUITY
  Cumulative Preferred Stock - $5 par value - authorized,
      12,000,000 shares, issued and outstanding, none ...................                --                   --
  Common Stock - $0.50 par value - authorized, 300,000,000
      shares; issued, 107,995,642 shares, 2000 and
      107,460,978 shares, 1999 ..........................................              53,998               53,730
  Additional contributed capital ........................................             274,822              255,569
  Retained earnings .....................................................           1,773,212            1,707,258
  Unearned restricted stock compensation ................................             (27,079)             (16,581)
  Accumulated other comprehensive (loss) earnings .......................                (114)              68,791
  Treasury stock, at cost - 14,083,212 shares, 2000 and
      14,079,292 shares, 1999 ...........................................            (588,439)            (588,238)
                                                                            -----------------    -----------------

    Total shareholders' equity ..........................................           1,486,400            1,480,529
                                                                            -----------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............................   $       2,572,930    $       2,564,826
                                                                            =================    =================

   The accompanying notes are an integral part of these financial statements.

                                                   W.W. Grainger, Inc., and Subsidiaries
                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (In thousands of dollars)
                                                                (Unaudited)

                                                                            Six Months Ended June 30,
                                                                      -----------------------------------
                                                                            2000               1999
                                                                      ----------------   ----------------
Cash flows from operating activities:
  Net earnings ....................................................   $        96,873    $       106,816
  Provision for losses on accounts receivable .....................             7,087              6,737
  Depreciation and amortization:
    Property, buildings, and equipment ............................            42,270             36,135
    Intangibles and goodwill ......................................             6,190              7,960
    Capitalized software ..........................................             7,450              4,722
  (Gain) on sales of investment securities ........................           (26,135)              --
 Change in operating assets and liabilities:
    (Increase) in accounts receivable .............................           (86,224)          (105,990)
    (Increase) in inventories .....................................            (8,585)           (64,759)
    (Increase) in prepaid expenses ................................           (14,068)            (9,994)
    (Increase) in deferred income taxes ...........................            (9,293)            (5,091)
    Increase in trade accounts payable ............................            74,655             91,957
    (Decrease) in other current liabilities .......................           (36,491)           (70,521)
    Increase (decrease) in current income taxes payable ...........            28,561            (18,675)
    Increase in accrued employment related benefits costs .........             1,382              1,994
  Other - net .....................................................             1,539                760
                                                                      ---------------    ---------------

Net cash provided by (used in) operating activities ...............            85,211            (17,949)
                                                                      ---------------    ---------------

Cash flows from investing activities:
  Additions to property, buildings, and
    equipment - net of dispositions ...............................           (24,237)           (69,097)
  Expenditures for capitalized software ...........................           (23,373)           (12,374)
  Purchases of investment securities ..............................            (4,900)           (15,500)
  Proceeds from sales of investment securities ....................            13,435               --
  Other - net .....................................................            (7,250)             2,264
                                                                      ---------------    ---------------

Net cash (used in) investing activities ...........................           (46,325)           (94,707)
                                                                      ---------------    ---------------

Cash flows from financing activities:
  Net (decrease) increase in short-term debt ......................           (20,698)           159,277
  Long-term debt payments .........................................               (34)               (32)
  Stock incentive plan ............................................             7,679              2,941
  Purchase of treasury stock - net ................................              (458)           (14,477)
  Cash dividends paid .............................................           (30,919)           (28,934)
                                                                      ---------------    ---------------

Net cash (used in) provided by financing activities ...............           (44,430)           118,775
                                                                      ---------------    ---------------

Net (decrease) increase in cash and cash equivalents ..............            (5,544)             6,119

Cash and cash equivalents at beginning of year ....................            62,683             43,171
                                                                      ---------------    ---------------

Cash and cash equivalents at end of period ........................   $        57,139    $        49,290
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



2.  DIVIDEND

On August 2, 2000, the Board of Directors declared a quarterly dividend of 17 cents per share, payable September 1, 2000 to shareholders of record on August 14, 2000.

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

                                                                    Three Months Ended June 30, 2000
                                                ----------------------------------------------------------------------
                                                 Branch-based
                                                 Distribution         Digital            Other             Totals
                                                ---------------   ---------------    ---------------   ---------------
Total net sales .............................   $     1,126,273   $        13,858    $       120,871   $     1,261,002
Intersegment net sales ......................             3,482            13,657              1,841            18,980
Net sales from external customers ...........         1,122,791               201            119,030         1,242,022
Segment operating earnings ..................            90,749           (16,221)            10,558            85,086


                                                                    Three Months Ended June 30, 1999
                                                ----------------------------------------------------------------------
                                                  Branch-based
                                                  Distribution        Digital             Other             Totals
                                                ---------------   ---------------    ---------------   ---------------
Total net sales .............................   $     1,046,286   $           674    $       103,140   $     1,150,100
Intersegment net sales ......................             2,259               574              1,092             3,925
Net sales from external customers ...........         1,044,027               100            102,048         1,146,175
Segment operating earnings ..................            95,482            (4,457)             6,774            97,799


                                                                      Six Months Ended June 30, 2000
                                                -----------------------------------------------------------------------
                                                  Branch-based
                                                  Distribution        Digital             Other              Totals
                                                ---------------   ----------------   ---------------   ----------------
Total net sales .............................   $     2,204,463   $        20,138    $       241,799   $     2,466,400
Intersegment net sales ......................             6,136            19,737              3,311            29,184
Net sales from external customers ...........         2,198,327               401            238,488         2,437,216
Segment operating earnings ..................           175,257           (27,154)            22,060           170,163


                                                                      Six Months Ended June 30, 1999
                                                -----------------------------------------------------------------------
                                                   Branch-based
                                                   Distribution       Digital             Other              Totals
                                                ---------------   ---------------    ---------------   ---------------
Total net sales .............................   $     2,039,640   $         1,337    $       203,713   $     2,244,690
Intersegment net sales ......................             4,873               962              1,837             7,672
Net sales from external customers ...........         2,034,767               375            201,876         2,237,018
Segment operating earnings ..................           199,190            (8,101)            12,969           204,058

                      W.W. Grainger, Inc., and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


3.       SEGMENT INFORMATION (In thousands of dollars) (Continued)

                                                  Branch-based
                                                  Distribution       Digital            Other             Totals
                                                ---------------   ----------------  ---------------   ---------------
Segment Assets:
At June 30, 2000 ............................   $     2,109,988   $        10,246   $       173,192   $     2,293,426
                                                ===============   ===============   ===============   ===============
At December 31, 1999 ........................   $     2,060,781   $         3,615   $       161,865   $     2,226,261
                                                ===============   ===============   ===============   ===============

A reconciliation of segment information to consolidated information is as follows:

                                                           Three Months Ended June 30,
                                                        ----------------------------------
                                                             2000                1999
                                                        ---------------    ---------------
Total operating earnings for reportable segments ....   $        85,086    $        97,799
Unallocated expenses ................................           (12,185)           (10,328)
Elimination of intersegment profits .................              --                 --
                                                        ---------------    ---------------
  Total consolidated operating earnings .............   $        72,901    $        87,471
                                                        ===============    ===============

                                                              Six Months Ended June 30,
                                                        ----------------------------------
                                                              2000                1999
                                                        ---------------    ---------------
Total operating earnings for reportable segments ....   $       170,163    $       204,058
Unallocated expenses ................................           (22,485)           (20,321)
Elimination of intersegment profits .................              --                 --
                                                        ---------------    ---------------
  Total consolidated operating earnings .............   $       147,678    $       183,737
                                                        ===============    ===============


                                                            June 30,        December 31,
                                                              2000             1999
                                                        ---------------   ---------------
Assets:
Total assets for reportable segments ................   $     2,293,426   $     2,226,261
Unallocated assets ..................................           279,504           338,565
                                                        ---------------   ---------------
  Total consolidated assets .........................   $     2,572,930   $     2,564,826
                                                        ===============   ===============


                      W.W. Grainger, Inc., and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


4.       SUBSEQUENT EVENT

On August 1, 2000, the Company completed the transaction with Works.com, which was announced in June. As part of the transaction, the Company's OrderZone.com business, a business-to-business multi-supplier Internet marketplace, was combined with Works.com, an on-line purchasing service, forming Works.com, a comprehensive purchasing management service and e-marketplace of indirect goods for small and mid-sized businesses.

In addition, the Company invested $21 million in cash in Works.com and agreed to make the Works.com purchasing management service and marketplace available to the Company's small and mid-size customers through Grainger.com. For its contribution of cash and the OrderZone.com business, the Company received a 40 percent equity stake, which is subject to certain voting and transfer restrictions. No gain or loss will be recognized on this transaction. Prior to June 30, 2000, the results of OrderZone.com were consolidated; beginning
August 1, 2000, the Company will account for its interest using the equity method.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


                         THREE MONTHS ENDED JUNE 30, 2000
                         COMPARED WITH THE THREE MONTHS
                              ENDED JUNE 30, 1999:

                                Company Net Sales
                                -----------------

The Company's net sales of $1,242,022,000 in the 2000 second quarter increased 8.4% from net sales of $1,146,175,000 for the comparable 1999 period. This increase was primarily driven by volume growth in the branch-based businesses, especially in Canada and Mexico; continued strong growth in Internet transactions; and strong growth at Grainger Integrated Supply.

There were 64 sales days in both the 2000 second quarter and 1999 second quarter. The year 2000 will have one more sales day than did 1999 (255 vs. 254).

Sales processed through the digital businesses plus the sales that originated through Grainger.com were $80 million for the second quarter of 2000 as compared with $19 million in the 1999 second quarter.

Segment Net Sales

The following comments at the segment level include external and intersegment net sales; those comments at the business unit level include external and inter-and intrasegment net sales. For segment information see Note 3 of the Notes to Consolidated Financial Statements included in this report.


Branch-based Distribution Businesses
------------------------------------

Net sales of $1,126,273,000 for the second quarter of 2000 increased 7.6% compared with net sales of $1,046,286,000 in the second quarter of 1999. Average daily net sales increased 7.6% for the 2000 second quarter compared with the 1999 second quarter.

Acklands-Grainger Inc. experienced growth across most of Canada. The growth was driven by an improvement in the oil and gas and forestry sectors of the Canadian economy, gains in large customer accounts, and the opening of 12 new branches during the previous 18 months.

The Mexican operation experienced strong sales growth reflecting the continued development of this business. This growth in sales was attributable to an expanded product offering, market share expansion, and account penetration.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)


Sales growth in the United States was driven by improved sales at Grainger Industrial Supply. Contributing to second quarter sales growth were 27 new branches opened during the previous 18 months and increased sales to government accounts.

Sales were also favorably affected by continued momentum in the Company's Internet initiative. Sales orders processed through Grainger.com were $65 million, a 242% increase over second quarter 1999 sales of $19 million.

Beginning with the 2000 second quarter, Grainger Industrial Supply includes the results of the Grainger Custom Solutions operation. During the second quarter of 2000, the Company began to combine the operations of these two business units. The purpose of the combination is to stimulate sales growth to large customers and reduce operating expenses by eliminating duplicate distribution, sales, and marketing costs. Integration is expected to be completed by December 31, 2000.


Digital Businesses
------------------

Net sales for the second quarter of 2000 were $13,858,000 an increase of 1,956.1% compared with $674,000 for the same period of 1999. Net sales for these businesses include product sales and service fee revenues for FindMRO.com and service fee revenues for Grainger Auction, OrderZone.com, and TotalMRO.com.

FindMRO.com and Grainger Auction were officially launched in November 1999. TotalMRO.com opened for business on March 31, 2000. TotalMRO.com is a utility that provides real time access to easily searchable product information, availability and contract pricing, for millions of maintenance, repair, and operating products and services available through major distributors.

On June 12, 2000, the Company announced an agreement to combine OrderZone.com with Works.com, a leading Internet purchasing service for businesses. The transaction closed on August 1, 2000. See Note 4, Subsequent Event to the Notes to Consolidated Financial Statements (Unaudited) included in this report.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)


Other Businesses
----------------

Net sales for the second quarter of 2000 were $120,871,000, an increase of 17.2% compared with $103,140,000 for the same period of 1999.

Average daily sales for Grainger Integrated Supply increased strongly for the 2000 second quarter compared with the 1999 second quarter. Sales for this business unit include product sales and management fees. Growth was driven by new engagements, contract renewals, and scope expansion.

Average daily sales for Lab Safety Supply, the Company's direct marketing business, increased for the 2000 second quarter compared with the same period of 1999. The increase at Lab Safety Supply reflects the continued growth in the sales of industrial products and expanded market share attained through new customer accounts.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)


                              Company Net Earnings
                              --------------------

The Company's net earnings of $55,662,000 in the second quarter of 2000 increased 10.1% when compared to the net earnings of $50,553,000 for the comparable 1999 period.

Second quarter 2000 earnings include an after-tax gain on the sale of an investment security of $15.5 million, or $0.16 per share. The investment in this security was made to help provide funding for the Company's Internet initiatives. Excluding this gain, net earnings declined. This decline resulted from lower operating earnings and higher interest expense. Operating earnings declined at the Branch-based Distribution Businesses and the loss at the Digital Businesses increased. Operating earnings improved at the Other Businesses.

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


Branch-based Distribution Businesses
------------------------------------

Operating earnings of $90,749,000 declined 5.0% for the 2000 second quarter as compared with $95,482,000 for the 1999 period. The decline resulted from a lower gross profit margin, which decreased 1.4 percentage points from the comparable 1999 quarter. This decline was caused by the following factors:

1. An unfavorable change in selling price category mix, which was driven by faster growth in sales to large customers; and by lower selling prices on selected products coinciding with the issuance of the Grainger Industrial Supply Catalog in February 2000.

2.   An unfavorable change in product mix.

3. Current recognition of certain product costs not fully recorded in 1999 until the fourth quarter physical inventory, due to system installation issues.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)


Partially offsetting the decline in the gross margin was operating expenses growing at a slower rate than sales. Operating expenses increased 6.3% for the quarter versus a 7.6% growth in net sales. This positive leverage primarily resulted from productivity improvements and was achieved while making the following investments:

o Continued spending to enhance and market Grainger.com. Grainger.com spending for the 2000 second quarter was $15.6 million compared with $4.0 million for the 1999 period and $12.6 million in the first quarter of 2000.

o Increased data processing expenses resulting from higher depreciation, amortization, and maintenance for the Enterprise Resource Planning system, installed in 1999.


Digital Businesses
------------------

The Digital Businesses incurred operating losses of $16,221,000 in the 2000 second quarter compared with operating losses of $4,457,000 for the second quarter of 1999. These operating losses resulted from increased operating expenses incurred to launch, operate, and market the new businesses.

Total Company Internet related operating expense, as represented by this segment plus Grainger.com, (which is included in the Branch-based Distribution
Businesses) was $34 million for the 2000 second quarter as compared with $9 million for the 1999 period. The increase for the quarter ended June 30, 2000 was primarily the result of incremental operating expenses incurred by the Company to develop, launch, operate, and market its portfolio of Web sites. The Company estimates that total Internet spending in the year 2000 will approximate $120 million. Sales processed through the digital businesses plus Grainger.com were $80 million for the 2000 second quarter as compared with $19 million in the 1999 second quarter.


Other Businesses
----------------

Grainger Integrated Supply experienced an operating loss for the second quarter of 2000 that was roughly equivalent to the operating loss incurred during the second quarter of 1999.

Operating earnings at Lab Safety Supply increased at a faster rate than the growth in sales, reflecting positive operating leverage from this direct marketing business.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)


Interest Expense

Interest expense of $6,585,000 in the second quarter of 2000 increased 123.8% compared with interest expense of $2,943,000 for the second quarter of 1999. The increase resulted from higher average borrowings, higher average interest rates paid on all outstanding debt, and lower capitalized interest.

Unclassified-net

Unclassified-net in the second quarter of 2000 includes a gain of $26 million ($15.5 million after-tax, or $0.16 per share) related to the sale of an investment security. This investment was part of the Company's plans to help fund the development of its digital businesses.

Income Taxes

The Company's effective tax rate was 40.5% for the second quarter of both 2000 and 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)


                  SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH
                       THE SIX MONTHS ENDED JUNE 30, 1999


                                Company Net Sales
                                -----------------

The Company's net sales of $2,437,216,000 in the first six months of 2000 increased 8.9% from net sales of $2,237,018,000 for the comparable 1999 period. This increase was primarily driven by volume growth in the branch-based businesses, especially in Canada and Mexico; continued strong growth in Internet transactions; and strong growth at Grainger Integrated Supply.

There were 129 sales days in the first six months of 2000 and 127 in the comparable 1999 period. Average daily sales for the six months ended
June 30, 2000 increased 7.3% compared with the same period in 1999. The year 2000 will have one more sales day than did 1999 (255 vs. 254).

Sales processed through the digital businesses plus sales that originated through Grainger.com were $142 million for the first half of 2000 as compared with $29 million in the first half of 1999.

Segment Net Sales

The following comments at the segment level include external and intersegment net sales; those comments at the business unit level include external and inter-and intrasegment net sales. For segment information see Note 3 of the Notes to Consolidated Financial Statements (Unaudited) included in this report.


Branch-based Distribution Businesses
------------------------------------

Net sales of $2,204,463,000 for the first six months of 2000 increased 8.1% compared with net sales of $2,039,640,000 in the first six months of 1999. Average daily net sales increased 6.4% for the first six months of 2000 compared with the first six months of 1999.

Acklands-Grainger Inc. experienced growth across most of Canada. The growth was driven by an improvement in the oil and gas and forestry sectors of the Canadian economy, gains in large customer accounts, and the opening of 12 new branches during 1999 and the first six months of 2000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)


The Mexican operation experienced strong sales growth reflecting the continued development of this business. This growth in sales was attributable to an expanded product offering, market share expansion, and account penetration. In January 2000, the Company opened a storefront branch in Guadalajara.

Sales growth in the United States improved in the 2000 second quarter versus the 2000 first quarter. This growth was driven by improved sales at Grainger Industrial Supply. Contributing to the sales growth were 27 new branches opened during 1999 and the first six months of 2000 and increased sales to government accounts.

Sales were also favorably affected by continued momentum in the Company's Internet initiative. Sales orders processed through Grainger.com were $120 million, a 314% increase over 1999 first half sales of $29 million.


Digital Businesses
------------------

Net sales for the first six months of 2000 were $20,138,000 an increase of 1,406.2% compared with $1,337,000 for the same period of 1999. Net sales for these businesses included product sales and service fee revenues for FindMRO.com and service fee revenues for Grainger Auction, OrderZone.com, and TotalMRO.com.

FindMRO.com and Grainger Auction were officially launched in November 1999. TotalMRO.com opened for business on March 31, 2000. TotalMRO.com is a utility that provides real time access to easily searchable product information, availability and contract pricing, for millions of maintenance, repair, and operating products and services available through major distributors.

On June 12, 2000, the Company announced an agreement to combine OrderZone.com with Works.com, a leading Internet purchasing service for businesses. The transaction closed on August 1, 2000. See Note 4, Subsequent Event to the Notes to Consolidated Financial Statements (Unaudited) included in this report.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)


Other Businesses
----------------

Net sales for the first six months of 2000 were $241,799,000, an increase of 18.7% compared with $203,713,000 for the same period of 1999.

Average daily sales for Grainger Integrated Supply increased strongly for the first six months of 2000 compared with the first six months of 1999. Sales for this business unit include product sales and management fees. Growth was driven by new engagements, contract renewals, and scope expansion.

Average daily sales for Lab Safety Supply, the Company's direct marketing business, increased for the first six months of 2000 compared with the same period of 1999. The increase at Lab Safety Supply reflects the continued growth of industrial product sales and expanded market share attained through new customer accounts.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)


                              Company Net Earnings
                              --------------------

The Company's net earnings of $96,873,000 in the first six months of 2000 decreased 9.3% when compared to the net earnings of $106,816,000 for the comparable 1999 period. This decline resulted from lower operating earnings and higher interest expense, partially offset by an after-tax gain on the sale of an investment security of $15.5 million.

Segment Operating Earnings

The following comments at the segment level include external and intersegment operating earnings; those comments at the business unit level include external and inter- and intrasegment operating earnings. For segment information see Note 3 of the Notes to Consolidated Financial Statements (Unaudited) included in this report.


Branch-based Distribution Businesses
------------------------------------

Operating earnings of $175,257,000 declined 12.0% for the first six months of 2000 as compared with $199,190,000 for the 1999 period. This decline resulted from a lower gross profit margin and from operating expenses growing slightly faster than the growth in sales.

The gross profit margin decreased 1.5 percentage points from the comparable 1999 period. The decline was caused by the following factors:

1. An unfavorable change in selling price category mix, which was driven by faster growth in sales to large customers; and lower selling prices on selected products coinciding with the issuance of the Grainger Industrial Supply Catalog in February 2000.

2. Current recognition of certain product costs not fully recorded in 1999 until the fourth quarter physical inventory, due to system installation issues.

Operating expenses increased 9.3% for the first six months of 2000 when compared with the first six months of 1999. During the first six months of 2000 the Company made the following investments:

o    Continued  spending  to  enhance  and  market  Grainger.com.   Grainger.com
     spending for the first six months was $28.2 million compared with $6.5 million for the 1999 period.

o Increased data processing expenses resulting from higher depreciation, amortization, and maintenance for the Enterprise Resource Planning system, installed in 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)


In addition, the segment experienced higher freight-out expenses driven by increased per shipment costs and increased shipments made directly to customers.


Digital Businesses
------------------

The Digital Businesses incurred operating losses in the first six months of 2000 of $27,154,000 compared with operating losses of $8,101,000 for the first six months of 1999. These operating losses resulted from increased operating expenses incurred to launch, operate, and market the new businesses.

Total Company Internet related operating expenses, as represented by this segment plus Grainger.com, (which is included in the Branch-based Distribution Businesses) were $59 million for the first six months of 2000 as compared with $16 million for the 1999 period. This increase for the six months ended June 30, 2000 was primarily the result of incremental operating expenses incurred by the Company to develop, launch, operate, and market its portfolio of Web sites. The Company estimates that total Internet spending in the year 2000 will approximate $120 million. Sales processed through the digital businesses plus Grainger.com were $142 million for the first six months of 2000 as compared with $29 million in the first six months of 1999.


Other Businesses
----------------

Grainger Integrated Supply experienced an operating loss during the first six months of 2000 that was lower than the operating loss incurred during the first six months of 1999. This improvement resulted from operating expenses growing at a slower rate than sales.

Operating earnings at Lab Safety Supply increased at a faster rate than the growth in sales, reflecting positive operating leverage from this direct marketing business.

Interest Expense

Interest expense of $12,687,000 in the first six months of 2000 increased 171.3% compared with interest expense of $4,676,000 in the first six months of 1999. The increase resulted from higher average borrowings, higher average interest rates paid on all outstanding debt, and lower capitalized interest.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)


Unclassified-net

Unclassified-net in the first six months of 2000 includes a gain of $26 million ($15.5 million after-tax, or $0.16 per share) related to the sale of an investment security. This investment was part of the Company's plans to help fund the development of its digital businesses.

Income Taxes

The Company's effective tax rate was 40.5% for the first six months of both 2000 and 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS


                         LIQUIDITY AND CAPITAL RESOURCES


For the six months ended June 30, 2000, working capital increased by $72,678,000. The ratio of current assets to current liabilities was 1.7 at both June 30, 2000 and December 31, 1999, respectively. The Consolidated Statements of Cash Flows, included in this report, detail the sources and uses of cash and cash equivalents.

The Company maintains a debt ratio and liquidity position that provides reasonable flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, the Company has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit and otherwise. Total debt as a percent of Shareholders' Equity was 29% at June 30, 2000 and 30% at December 31, 1999. For the first six months of 2000, $26,185,000 was expended for property, buildings, and equipment, and $23,373,000 was expended for capitalized software, for a total of $49,558,000.


                           FORWARD-LOOKING STATEMENTS


Throughout this Form 10-Q may be forward-looking statements about the Company's expected future financial results and business plans, strategies, and objectives. These forward-looking statements are often identified by qualifiers such as: "expects," "plans," "anticipates," "intends," or similar expressions. There are risks and uncertainties the outcome of which could cause the Company's results to differ materially from what is projected.

Factors that may affect forward-looking statements include the following: higher product costs or other expenses; a major loss of customers; increased competitive pricing pressure on the Company's businesses; failure to develop, implement, or commercialize successfully new Internet technologies or other business strategies; the outcome of pending and future litigation and governmental proceedings; changes in laws and regulations; facilities disruptions or shutdowns due to accidents, natural acts or governmental action; unanticipated weather conditions; and other difficulties in improving margins or financial performance.

Trends and projections could also be affected by general industry and market conditions and growth rates, general economic conditions, including interest rate and currency rate fluctuations and other factors.

                      W.W. Grainger, Inc., and Subsidiaries
                          PART II - OTHER INFORMATION



Items 1, 2, 3, 4, and 5 not applicable.


                                                                   EXHIBIT INDEX
                                                                   -------------
Item 6 Exhibits (numbered in accordance with Item 601 of regulation S-K).

          a)  Exhibits

              (10) (a)  Summary Description of 2000 Management
                        Incentive Program                                27-29

              (11)       Computation of Earnings per Common and
                             Common Equivalent Share                     25-26
              (27)       Financial Data Schedule

           b)  Reports on Form 8-K - None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            W.W. Grainger, Inc.
                               ----------------------------------------------
                                                (Registrant)




Date: August 11, 2000               By:       /s/ P.O. Loux
---------------------       ----------------------------------------------------
                            P.O. Loux, Senior Vice President, Finance, and
                                         Chief Financial Officer



Date: August 11, 2000               By:      /s/ R.D. Pappano
---------------------       ---------------------------------------------------
                                         R.D. Pappano, Vice President,
                                             Financial Reporting


                                                                    Exhibit 11.1

                      W.W. Grainger, Inc., and Subsidiaries
                        COMPUTATION OF EARNINGS PER SHARE

                                                                       Six Months Ended June 30,
                                                                   ---------------------------------
                                                                         2000              1999
                                                                   ---------------   ---------------
Basic:

Weighted average number of shares outstanding
  during the year ..............................................        92,985,940        92,827,072
                                                                   ===============   ===============

Net earnings ...................................................   $    96,873,000   $   106,816,000
                                                                   ===============   ===============

Earnings per share .............................................   $          1.04   $          1.15
                                                                   ===============   ===============

Diluted:

Weighted average number of shares outstanding
   during the year (basic) .....................................        92,985,940        92,827,072

     Potential Shares:

       Shares issuable under outstanding options ...............         2,415,545         3,339,320

       Shares which could have been purchased based
         on the average market value for the period ............         1,742,716         2,382,966
                                                                   ---------------   ---------------

                                                                           672,829           956,354

Dilutive effect of exercised options prior to being
   exercised ...................................................            40,401            35,447
                                                                   ---------------   ---------------

Shares for the portion of the period that the options
   were outstanding ............................................           713,230           991,801

Contingently issuable shares ...................................           733,000           542,500
                                                                   ---------------   ---------------

                                                                         1,446,230         1,534,301
                                                                   ---------------   ---------------

Adjusted weighted average number of shares outstanding
  during the period ............................................        94,432,170        94,361,373
                                                                   ===============   ===============

Net earnings ...................................................   $    96,873,000   $   106,816,000
                                                                   ===============   ===============

Earnings per share .............................................   $          1.03   $          1.13
                                                                   ===============   ===============

                                                                    Exhibit 11.2

                      W.W. Grainger, Inc., and Subsidiaries
                        COMPUTATION OF EARNINGS PER SHARE



                                                                         2000             1999
                                                                   ---------------  ----------------
Basic:
Three months ended June 30:

   Six months ended June 30, as reported in Exhibit 11.1 .......   $        1.04    $           1.15

   Three months ended March 31, as previously reported .........            0.44                0.61
                                                                   ---------------   ---------------

   Earnings per share for the three months ended June 30 .......   $        0.60     $          0.54
                                                                   ===============   ===============


Diluted:

Three months ended June 30:

   Six months ended June 30, as reported in Exhibit 11.1 .......   $        1.03     $          1.13

   Three months ended March 31, as previously reported .........            0.44                0.60
                                                                   ---------------   ---------------

   Earnings per share for the three months ended June 30 .......   $        0.59     $          0.53
                                                                   ===============   ===============