Form 10-Q
period 2000-09-30
GRAINGER W W INC
filed 2000-11-13
CIK 277135

                                                               26 Pages Complete

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
                     For the period ended September 30, 2000

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                         For the transition period from

                                ------ to ------

                                -----------------

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
Yes   X   No
    -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 93,960,450 shares of the
Company's Common Stock were outstanding as of October 31, 2000.

The Exhibit Index appears on page 23 in the sequential numbering system.

Part I - FINANCIAL INFORMATION

                      W.W. Grainger, Inc., and Subsidiaries
                       CONSOLIDATED STATEMENTS OF EARNINGS
             (In thousands of dollars except for per share amounts)
                                   (Unaudited)

                                                              Three Months Ended                    Nine Months Ended
                                                                 September 30,                       September 30,
                                                     ----------------------------------    ----------------------------------
                                                          2000                1999                 2000             1999
                                                     ---------------    ---------------    ---------------    ---------------

Net sales ........................................   $     1,241,730    $     1,175,393    $     3,678,946    $     3,412,411

Cost of merchandise sold .........................           794,115            752,657          2,375,321          2,170,798
                                                     ---------------    ---------------    ---------------    ---------------

  Gross profit ...................................           447,615            422,736          1,303,625          1,241,613

Warehousing, marketing, and
  administrative expenses ........................           356,037            342,354          1,064,369            977,494
                                                     ---------------    ---------------    ---------------    ---------------

  Operating earnings .............................            91,578             80,382            239,256            264,119

Other income or (deductions)
  Interest income ................................               442                391              1,379              1,120
  Interest expense ...............................            (6,398)            (5,276)           (19,085)            (9,952)
  Equity in loss of unconsolidated
    entities .....................................            (4,602)              --               (4,602)              --
  Unclassified-net ...............................             2,963              1,405             29,847              1,138
                                                     ---------------    ---------------    ---------------    ---------------
                                                              (7,595)            (3,480)             7,539             (7,694)
                                                     ---------------    ---------------    ---------------    ---------------

  Earnings before income taxes ...................            83,983             76,902            246,795            256,425

Income taxes .....................................            35,876             31,145            101,815            103,852
                                                     ---------------    ---------------    ---------------    ---------------

  Net earnings ...................................   $        48,107    $        45,757    $       144,980    $       152,573
                                                     ===============    ===============    ===============    ===============

Earnings per share:

  Basic ..........................................   $          0.52    $          0.49    $          1.56    $          1.64
                                                     ===============    ===============    ===============    ===============

  Diluted ........................................   $          0.51    $          0.49    $          1.54    $          1.62
                                                     ===============    ===============    ===============    ===============

Weighted average number of shares outstanding:

  Basic ..........................................        93,097,895         92,840,777         93,023,258         92,831,640
                                                     ===============    ===============    ===============    ===============

  Diluted ........................................        94,074,751         94,352,612         94,313,030         94,358,453
                                                     ===============    ===============    ===============    ===============

Cash dividends paid per share ....................   $          0.17    $          0.16    $          0.50    $          0.47
                                                     ===============    ===============    ===============    ===============

The accompanying notes are an integral part of these financial statements.

                      W.W. Grainger, Inc., and Subsidiaries
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                            (In thousands of dollars)
                                   (Unaudited)

                                                              Three Months Ended              Nine Months Ended
                                                                 September 30,                  September 30,
                                                         ----------------------------   ----------------------------
                                                             2000            1999           2000            1999
                                                         ------------    ------------   ------------    ------------
Net earnings .........................................   $     48,107    $     45,757   $    144,980    $    152,573

Other comprehensive earnings (loss) net of tax:
    Foreign currency translation
      adjustments ....................................         (2,555)          1,539         (8,527)          7,049

    Unrealized gain (loss) on investment securities:
        Unrealized holding (loss) ....................         (6,967)           --          (54,350)           --
        Reclassification
          adjustments for gain
          included in net earnings ...................         (2,081)           --          (17,631)           --
                                                         ------------    ------------   ------------    ------------

Comprehensive earnings ...............................   $     36,504    $     47,296   $     64,472    $    159,622
                                                         ============    ============   ============    ============

The accompanying notes are an integral part of these financial statements.

                      W.W. Grainger, Inc., and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)

ASSETS                                                                     Sept. 30, 2000    Dec. 31, 1999
----------------------------------------------------------------------   ---------------    ---------------
CURRENT ASSETS
  Cash and cash equivalents ..........................................   $        72,264    $        62,683
  Accounts receivable, less allowance for doubtful
    accounts of $20,294 in 2000 and $18,369 in 1999 ..................           651,739            561,786
  Inventories ........................................................           754,509            762,495
  Prepaid expenses ...................................................            25,297             18,387
  Deferred income tax benefits .......................................            76,995             65,794
                                                                         ---------------    ---------------
    Total current assets .............................................         1,580,804          1,471,145

PROPERTY, BUILDINGS, AND EQUIPMENT ...................................         1,289,131          1,302,029
  Less accumulated depreciation and amortization .....................           620,479            604,278
                                                                         ---------------    ---------------

  Property, buildings, and equipment-net .............................           668,652            697,751

INVESTMENTS IN UNCONSOLIDATED ENTITIES ...............................            28,941               --

OTHER ASSETS .........................................................           276,642            395,930
                                                                         ---------------    ---------------

TOTAL ASSETS .........................................................   $     2,555,039    $     2,564,826
                                                                         ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------
CURRENT LIABILITIES
  Short-term debt ....................................................   $       253,894    $       296,836
  Current maturities of long-term debt ...............................            27,683             27,721
  Trade accounts payable .............................................           271,734            260,084
  Accrued expenses ...................................................           293,175            285,507
  Income taxes .......................................................            36,383                386
                                                                         ---------------    ---------------
    Total current liabilities ........................................           882,869            870,534

LONG-TERM DEBT (less current maturities) .............................           120,051            124,928

DEFERRED INCOME TAXES ................................................                40             48,117

ACCRUED EMPLOYMENT RELATED BENEFITS COSTS ............................            42,168             40,718

MINORITY INTERESTS ...................................................                98               --

SHAREHOLDERS' EQUITY
  Cumulative Preferred Stock - $5 par value - authorized,
      12,000,000 shares, issued and outstanding, none ................              --                 --
  Common Stock - $0.50 par value - authorized, 300,000,000
      shares; issued, 108,049,902 shares, 2000 and
      107,460,978 shares, 1999 .......................................            54,025             53,730
  Additional contributed capital .....................................           277,470            255,569
  Retained earnings ..................................................         1,805,347          1,707,258
  Unearned restricted stock compensation .............................           (26,873)           (16,581)
  Accumulated other comprehensive (loss) earnings ....................           (11,717)            68,791
  Treasury stock, at cost - 14,083,212 shares, 2000 and
      14,079,292 shares, 1999 ........................................          (588,439)          (588,238)
                                                                         ---------------    ---------------

    Total shareholders' equity .......................................         1,509,813          1,480,529
                                                                         ---------------    ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........................   $     2,555,039    $     2,564,826
                                                                         ===============    ===============

The accompanying notes are an integral part of these financial statements.

                                        W.W. Grainger, Inc., and Subsidiaries
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands of dollars)
                                                     (Unaudited)

                                                                          Nine Months Ended September 30,
                                                                         ----------------------------------
                                                                              2000                1999
                                                                         ---------------    ---------------
Cash flows from operating activities:
  Net earnings .......................................................   $       144,980    $       152,573
  Provision for losses on accounts receivable ........................            10,915             10,316
  Depreciation and amortization:
    Property, buildings, and equipment ...............................            62,611             55,546
    Intangibles and goodwill .........................................             7,484             11,945
    Capitalized software .............................................            12,521              7,236
  (Gain) on sales of investment securities ...........................           (29,288)              --
  Loss of unconsolidated entities ....................................             4,602               --
  Change in operating assets and liabilities,
    net of assets contributed to joint venture:
    (Increase) in accounts receivable ................................          (100,868)          (112,438)
    Decrease (increase) in inventories ...............................             7,986            (72,559)
    (Increase) in prepaid expenses ...................................            (7,246)            (4,248)
    (Increase) in deferred income taxes ..............................           (11,689)            (5,237)
    Increase in trade accounts payable ...............................            11,650             39,315
    Increase (decrease) in other current liabilities .................             7,668            (17,352)
    Increase (decrease) in current income taxes payable ..............            35,997            (17,974)
    Increase in accrued employment related benefits costs ............             1,450              3,591
  Other - net ........................................................             5,803              3,032
                                                                         ---------------    ---------------

Net cash provided by operating activities ............................           164,576             53,746
                                                                         ---------------    ---------------

Cash flows from investing activities:
  Additions to property, buildings, and
    equipment - net of dispositions ..................................           (35,390)           (80,490)
  Expenditures for capitalized software ..............................           (27,742)           (19,606)
  Purchases of investment securities .................................            (5,000)           (23,500)
  Proceeds from sales of investment securities .......................            30,740               --
  Investments in unconsolidated entities .............................           (25,333)              --
  Other - net ........................................................            (8,201)             8,407
                                                                         ---------------    ---------------

Net cash (used in) investing activities ..............................           (70,926)          (115,189)
                                                                         ---------------    ---------------

Cash flows from financing activities:
  Net (decrease) increase in short-term debt .........................           (42,942)           133,851
  Long-term debt payments ............................................               (52)               (49)
  Stock incentive plan ...............................................             6,174              1,069
  Purchase of treasury stock - net ...................................              (458)           (14,912)
  Contributions from minority interest ...............................               100               --
  Cash dividends paid ................................................           (46,891)           (43,876)
                                                                         ---------------    ---------------

Net cash (used in) provided by financing activities ..................           (84,069)            76,083
                                                                         ---------------    ---------------

Net increase in cash and cash equivalents ............................             9,581             14,640

Cash and cash equivalents at beginning of year .......................            62,683             43,171
                                                                         ---------------    ---------------

Cash and cash equivalents at end of period ...........................   $        72,264    $        57,811
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

2.  DIVIDEND

On October 25, 2000, the Board of Directors declared a quarterly dividend of 17 cents per share, payable December 1, 2000 to shareholders of record on
November 6, 2000.

3.  INVESTMENT IN WORKS.COM

On August 1, 2000, the Company completed a transaction that combined its
OrderZone.com business with Works.com. In addition, the Company invested $21 million in cash in Works.com and agreed to make the Works.com purchasing management service and marketplace available to the Company's small and mid-size customers through Grainger.com. For its contributions, the Company received a
40% equity stake, which is subject to certain voting and transfer restrictions.
The Company recognizes a proportionate share of earnings or losses as part of
Other Deductions.

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

                                                                   Three Months Ended September 30, 2000
                                                     ----------------------------------------------------------------------
                                                      Branch-based
                                                      Distribution         Digital             Other             Totals
                                                     ---------------   ---------------    ---------------   ---------------
Total net sales ..................................   $     1,122,421   $        15,221    $       123,938   $     1,261,580
Intersegment net sales ...........................             3,717            14,634              1,499            19,850
Net sales from external customers ................         1,118,704               587            122,439         1,241,730
Segment operating earnings .......................           107,020           (12,095)             9,629           104,554

                                                                    Three Months Ended September 30, 1999
                                                     ----------------------------------------------------------------------
                                                      Branch-based
                                                      Distribution         Digital             Other             Totals
                                                     ---------------   ---------------    ---------------   ---------------
Total net sales ..................................   $     1,073,602   $           620    $       105,659   $     1,179,881
Intersegment net sales ...........................             2,625               589              1,274             4,488
Net sales from external customers ................         1,070,977                31            104,385         1,175,393
Segment operating earnings .......................            91,621            (6,703)             7,260            92,178

                                                                     Nine Months Ended September 30, 2000
                                                     ----------------------------------------------------------------------
                                                      Branch-based
                                                      Distribution         Digital             Other             Totals
                                                     ---------------   ---------------    ---------------   ---------------
Total net sales ..................................   $     3,326,884   $        35,359    $       365,737   $     3,727,980
Intersegment net sales ...........................             9,853            34,371              4,810            49,034
Net sales from external customers ................         3,317,031               988            360,927         3,678,946
Segment operating earnings .......................           282,277           (39,249)            31,689           274,717

                                                                    Nine Months Ended September 30, 1999
                                                     ----------------------------------------------------------------------
                                                      Branch-based
                                                      Distribution         Digital             Other             Totals
                                                     ---------------   ---------------    ---------------   ---------------
Total net sales ..................................   $     3,113,242   $         1,957    $       309,372   $     3,424,571
Intersegment net sales ...........................             7,498             1,551              3,111            12,160
Net sales from external customers ................         3,105,744               406            306,261         3,412,411
Segment operating earnings .......................           290,811           (14,804)            20,229           296,236

                      W.W. Grainger, Inc., and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

4.  SEGMENT INFORMATION (In thousands of dollars) (Continued)

                                            Branch-based
                                            Distribution         Digital           Other              Totals
                                           ---------------   ---------------   ---------------   ---------------
Segment Assets:
At September 30, 2000 ..................   $     2,082,286   $         8,199   $       179,559   $     2,270,044
                                           ===============   ===============   ===============   ===============

At December 31, 1999 ...................   $     2,060,781   $         3,615   $       161,865   $     2,226,261
                                           ===============   ===============   ===============   ===============

A  reconciliation  of segment  information  to  consolidated  information  is as follows:

                                                     Three Months Ended September 30,
                                                     ----------------------------------
                                                          2000                1999
                                                     ---------------    ---------------
Total operating earnings for reportable segments .   $       104,554    $        92,178
Unallocated expenses .............................           (12,967)           (11,796)
Elimination of intersegment profits ..............                (9)              --
                                                     ---------------    ---------------
  Total consolidated operating earnings ..........   $        91,578    $        80,382
                                                     ===============    ===============

                                                      Nine Months Ended September 30,
                                                     ----------------------------------
                                                          2000                1999
                                                     ---------------    ---------------
Total operating earnings for reportable segments .   $       274,717    $       296,236
Unallocated expenses .............................           (35,452)           (32,117)
Elimination of intersegment profits ..............                (9)              --
                                                     ---------------    ---------------
  Total consolidated operating earnings ..........   $       239,256    $       264,119
                                                     ===============    ===============

                                                      September 30,      December 31,
                                                         2000               1999
                                                     ---------------    --------------
Assets:
Total assets for reportable segments .............   $     2,270,044   $     2,226,261
Unallocated assets ...............................           284,995           338,565
                                                     ---------------   ---------------
  Total consolidated assets ......................   $     2,555,039   $     2,564,826
                                                     ===============   ===============

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

               THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH
                   THE THREE MONTHS ENDED SEPTEMBER 30, 1999:

                                Company Net Sales
                                -----------------

The Company's net sales of $1,241,730,000 in the 2000 third quarter increased
5.6% from net sales of $1,175,393,000 for the comparable 1999 period. This increase was primarily driven by volume and selected inflation related price increases.

There were 63 sales days in the 2000 third quarter and 64 sales days in the 1999 third quarter. Average daily net sales for the 2000 third quarter increased 7.3%
compared with the third quarter of 1999. The year 2000 will have one more sales day than did 1999 (255 vs. 254).

Sales processed through the Company's Internet businesses were $100 million for the third quarter of 2000, up 233% from the $30 million achieved in the 1999 third quarter.

Segment Net Sales

The following comments at the segment level include external and intersegment net sales; those comments at the business unit level include external and inter-
and intrasegment net sales. For segment information see Note 4 of the Notes to
Consolidated Financial Statements (Unaudited) included in this report.

Branch-based Distribution Businesses
------------------------------------

Net sales of $1,122,421,000 for the third quarter of 2000 increased 4.5%
compared with net sales of $1,073,602,000 in the third quarter of 1999. Average daily net sales increased 6.2% for the 2000 third quarter compared with the 1999 third quarter.

Acklands-Grainger Inc. continued to experience strong growth across most of
Canada. The growth was driven by an improvement in the oil and gas and forestry sectors of the Canadian economy, gains in large customer accounts, and the opening of 6 new branches during the 12 months ended September 30, 2000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)

The Mexican operation experienced strong sales growth reflecting the continued
development of this business. This growth in sales was attributable to an expanded product offering, market share expansion, account penetration, and the opening of a new branch in January 2000.

Sales growth in the United States was driven by improved sales at Grainger
Industrial Supply. Contributing to third quarter sales growth were 16 new branches opened during the 12 months ended September 30, 2000 and increased sales to government accounts. Partially offsetting this growth was a 20% decline in sales of summer seasonal products. This decline resulted from relatively mild weather, primarily during the month of July.

Sales were also favorably affected by continued momentum in the Company's
Internet initiative. Sales orders processed through Grainger.com were $75 million, a 150% increase over third quarter 1999 sales of $30 million.

Digital Businesses
------------------

Net sales for the third quarter of 2000 were $15,221,000 compared with $620,000 for the same period in 1999. Net sales for these businesses include product sales and service fee revenues for FindMRO.com and service fee revenues for
MROverstocks.com (formerly Grainger Auction), OrderZone.com (for July 2000 only), and TotalMRO.com.

FindMRO.com and MROverstocks.com were officially launched in November 1999.
TotalMRO.com opened for business on March 31, 2000. TotalMRO.com is a utility that provides real time access to easily searchable product information, availability, and contract pricing, for millions of maintenance, repair, and operating products and services available through major distributors.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)

Other Businesses
----------------

Net sales for the third quarter of 2000 were $123,938,000, an increase of 17.3%
compared with $105,659,000 for the same period of 1999.

Sales for Grainger Integrated Supply increased for the 2000 third quarter compared with the 1999 third quarter. Sales for this business unit include product sales and management fees. Growth was driven by new engagements and contract renewals reflecting continued demand for this outsourcing business.

Sales for Lab Safety Supply, the Company's direct marketing business, increased for the 2000 third quarter compared with the 1999 third quarter. The increase at
Lab Safety Supply reflects the continued growth in the sales of industrial products and expanded market share attained through new customers and further penetration of existing accounts.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)

                              Company Net Earnings
                              --------------------

The Company's net earnings of $48,107,000 in the third quarter of 2000 increased
5.1% when compared to the net earnings of $45,757,000 for the comparable 1999 period.

This increase resulted from higher operating earnings and a $3.2 million gain on the sale of an investment security. Partially offsetting these increases were higher interest expense and losses from equity interests in unconsolidated entities.

Segment Operating Earnings

The following comments at the segment level include external and intersegment operating earnings; those comments at the business unit level include external and inter- and intrasegment operating earnings. For segment information see Note
4 of the Notes to Consolidated Financial Statements (Unaudited) included in this report.

Branch-based Distribution Businesses
------------------------------------

Operating earnings of $107,020,000 increased 16.8% for the 2000 third quarter as compared with $91,621,000 for the 1999 period. This increase resulted from a higher gross profit margin and from proportionally lower operating expenses, which grew at a slower rate than sales. Gross profit margins increased 0.44 percentage point from the comparable 1999 quarter. This improvement in gross profit margins was primarily attributable to the following factors:

o    A favorable change in product mix partially the result of the decline in sales of seasonal products. Historically, sales of seasonal products have lower than average gross profit margins.

o    Selected price increases on products to recover freight and supplier cost increases.

o    Changes in promotional pricing.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)

Partially offsetting these improvements was the current recognition of certain product costs not fully recorded in 1999 until the fourth quarter physical inventory, due to system implementation issues.

Operating expenses increased 2.4% for the quarter versus a 4.5% growth in net sales. This positive leverage primarily resulted from productivity improvements and was achieved while making the following operating expense investments:

o    Continued spending to enhance, re-launch, and market Grainger.com.
     Grainger.com spending for the 2000 third quarter was $18.0 million compared with $6.2 million for the 1999 period.

o    Increased data processing expenses resulting from higher depreciation, amortization, and maintenance for the Enterprise Resource Planning system, installed in 1999.

Digital Businesses
------------------

The Digital Businesses incurred operating losses of $12,095,000 in the 2000 third quarter compared with operating losses of $6,703,000 for the third quarter of 1999. These operating losses resulted from increased operating expenses incurred to develop, operate, and market these digital businesses.

On August 1, 2000, the Company combined OrderZone.com with Works.com, a leading
Internet purchasing service for businesses. This combination is designed to provide small and mid-size businesses with on-line business purchasing services and e-marketplaces for indirect business products. The Company received a 40%
interest in the combined entity and recognizes a proportionate share of earnings or losses as part of Other Deductions.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)

Total Company Internet related operating expenses, as represented by this segment plus Grainger.com, (which is included in the Branch-based Distribution
Businesses) were $32.8 million for the 2000 third quarter as compared with $13.6 million for the 1999 period. The increases for the quarter ended September 30,
2000 are primarily the result of incremental operating expenses incurred by the
Company to develop, operate, and market its portfolio of Web sites. The Company estimates that total Internet spending in the year 2000 will approximate $120 million. Sales processed through the Company's Internet businesses were $100 million for the 2000 third quarter as compared with $30 million in the 1999 third quarter. As of the end of the third quarter, the annualized run rate for the Internet businesses is $385 million. The Company now estimates that total sales processed through all of its Internet businesses in 2000 should reach between $350 and $400 million.

Other Businesses
----------------

Operating earnings improved 33% due to improved operating performance and significantly lower amortization of intangibles at Lab Safety Supply, partially offset by higher losses at Grainger Integrated Supply.

Other Income or (Deductions)

The majority of the increase in other deductions is attributable to the equity loss in unconsolidated entities. This joint venture loss primarily related to the Company's interest in Works.com which was obtained during the 2000 third quarter. Interest expense also increased resulting from higher average borrowings and higher average interest rates paid on all outstanding debt.
Partially offsetting the above was the pre-tax gain on the sale of an investment security of $3.2 million, or $0.02 per share after tax.

For the quarter, the Company estimates that the OrderZone.com / Works.com merger reduced earnings by $0.02 per share versus the run rate experienced prior to the merger. At this rate, the Company anticipates the incremental effect from the equity stake will lower EPS by $0.03 to $0.04 per share in the 2000 fourth quarter.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)

Income Taxes

The Company's effective income tax rate was 42.7% for the third quarter of 2000 and 40.5% for the same period in 1999. This increase in the effective tax rate relates to the loss on equity interests in unconsolidated entities, which is a net of tax amount. Excluding the effect of the joint venture losses, the effective tax rate is 40.5% for both periods.

               NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH
                    THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                Company Net Sales
                                -----------------

The Company's net sales of $3,678,946,000 in the first nine months of 2000 increased 7.8% from net sales of $3,412,411,000 for the comparable 1999 period.
This increase was primarily driven by volume growth at Grainger Integrated
Supply, volume growth in Canada and Mexico, and continued strong growth in
Internet transactions.

There were 192 sales days in the first nine months of 2000 and 191 sales days in the comparable 1999 period. Average daily net sales for the nine months ended
September 30, 2000 increased 7.2% compared with the same period in 1999. The year 2000 will have one more sales day than did 1999 (255 vs. 254).

Sales processed through the Company's Internet businesses were $242 million for the first nine months of 2000, a 310% increase as compared with $59 million in the first nine months of 1999.

Segment Net Sales

The following comments at the segment level include external and intersegment net sales; those comments at the business unit level include external and inter-
and intrasegment net sales. For segment information see Note 4 of the Notes to
Consolidated Financial Statements (Unaudited) included in this report.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)

Branch-based Distribution Businesses
------------------------------------

Net sales of $3,326,884,000 for the first nine months of 2000 increased 6.9%
compared with net sales of $3,113,242,000 in the first nine months of 1999.
Average daily net sales increased 6.3% for the first nine months of 2000 compared with the first nine months of 1999.

Acklands-Grainger Inc. continued to experience sales growth across most of
Canada. The growth was driven by an improvement in the oil and gas and forestry sectors of the Canadian economy, gains in large customer accounts, and the opening of 12 new branches during 1999 and the first nine months of 2000.

The Mexican operation experienced strong sales growth reflecting the continued
development of this business. This growth in sales was attributable to an expanded product offering, market share expansion, and account penetration. In
January 2000, the Company opened a storefront branch in Guadalajara.

Sales growth in the United States was driven by improved sales at Grainger
Industrial Supply. Contributing to the sales growth were 35 new branches opened during 1999 and the first nine months of 2000. Also contributing to the sales growth was increased sales to government accounts. Partially offsetting this growth was the impact of a 20% decline in third quarter sales of seasonal products resulting from relatively mild weather in the more heavily populated areas of the United States.

Sales were also favorably affected by continued momentum in the Company's
Internet initiative. Sales orders processed through Grainger.com were $195 million, a 231% increase over 1999 first nine months sales of $59 million.

Digital Businesses
------------------

Net sales for the first nine months of 2000 were $35,359,000, an increase of over 1,700% compared with $1,957,000 for the same period of 1999. Net sales for these businesses include product sales and service fee revenues for FindMRO.com and service fee revenues for MROverstocks.com (formerly Grainger Auction),
OrderZone.com (through July 2000), and TotalMRO.com.

FindMRO.com and MROverstocks.com were officially launched in November 1999.
TotalMRO.com opened for business on March 31, 2000. TotalMRO.com is a utility that provides real time access to easily searchable product information, availability, and contract pricing, for millions of maintenance, repair, and operating products and services available through major distributors.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)

Other Businesses
----------------

Net sales for the first nine months of 2000 were $365,737,000, an increase of
18.2% compared with $309,372,000 for the same period of 1999.

Sales for Grainger Integrated Supply increased for the first nine months of 2000 compared with the first nine months of 1999. Sales for this business unit include product sales and management fees. Growth was driven by new engagements, contract renewals, and scope expansions.

Sales for Lab Safety Supply, the Company's direct marketing business, increased for the first nine months of 2000 compared with the same period of 1999. The increase at Lab Safety Supply reflects the continued growth of industrial product sales and expanded market share attained through new customers and further penetration of existing accounts.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)

                              Company Net Earnings
                              --------------------

The Company's net earnings of $144,980,000 in the first nine months of 2000 decreased 5.0% when compared to net earnings of $152,573,000 for the comparable
1999 period. This decline resulted from lower operating earnings, higher interest expense, and losses from equity interests in unconsolidated entities.
Partially offsetting these negative factors were after-tax gains from the sales of investment securities of $17.4 million, or $0.18 per share.

Segment Operating Earnings

The following comments at the segment level include external and intersegment operating earnings; those comments at the business unit level include external and inter- and intrasegment operating earnings. For segment information see Note
4 of the Notes to Consolidated Financial Statements (Unaudited) included in this report.

Branch-based Distribution Businesses
------------------------------------

Operating earnings of $282,277,000 declined 2.9% for the first nine months of
2000 as compared with $290,811,000 for the 1999 period. This decline primarily resulted from lower gross profit margins, as operating expenses grew at approximately the same rate as sales.

The gross profit margin decreased 0.85 percentage point from the comparable 1999 period. This decline was caused by the following factors:

o    An unfavorable change in selling price category mix, which was driven by faster growth in sales to large customers; and lower selling prices on selected products coinciding with the issuance of the Grainger Industrial
     Supply Catalog in February 2000.

o    Current recognition of certain product costs not fully recorded in 1999 until the fourth quarter physical inventory, due to system installation issues.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)

Partially offsetting these negatives were the following positive factors that occurred during the third quarter of 2000:

o    A favorable change in product mix partially the result of the decline in sales of seasonal products. Historically, the sales of seasonal products have lower than average gross profit margins.

o    Selected price increases on products to recover freight and supplier cost increases.

o    Changes in promotional pricing.

Operating expenses increased 6.9% for the first nine months of 2000 when compared with the first nine months of 1999. This increase in operating expenses was in line with the net sales increase.

During the first nine months of 2000 the Company made the following investments:

o    Continued spending to enhance and market Grainger.com. Grainger.com spending for the first nine months of 2000 was $46.2 million compared with
     $12.7 million for the 1999 period.

o    Increased data processing expenses resulting from higher depreciation, amortization, and maintenance for the Enterprise Resource Planning system, installed in 1999.

Digital Businesses
------------------

The Digital Businesses incurred operating losses in the first nine months of
2000 of $39,249,000 compared with operating losses of $14,804,000 for the first nine months of 1999. These operating losses resulted from increased operating expenses incurred to develop, operate, and market these new businesses.

On August 1, 2000, the Company combined OrderZone.com with Works.com, a leading
Internet purchasing service for businesses. This combination is designed to provide small and mid-size businesses with on-line business purchasing services and e-marketplaces for indirect business products. The Company received a 40%
interest in the combined entity and recognizes a proportionate share of earnings or losses as part of Other Deductions.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)

Total Company Internet related operating expenses, as represented by this segment plus Grainger.com, (which is included in the Branch-based Distribution
Businesses) were $92.2 million for the first nine months of 2000 as compared with $29.5 million for the 1999 period. This increase for the nine months ended
September 30, 2000 was primarily the result of incremental operating expenses incurred by the Company to develop, operate, and market its portfolio of Web sites. The Company estimates that total Internet spending in the year 2000 will approximate $120 million. Sales processed through the Company's Internet businesses were $242 million for the first nine months of 2000 as compared with
$59 million in the first nine months of 1999.

Other Businesses
----------------

Grainger Integrated Supply experienced an operating loss during the first nine months of 2000 that was lower than the operating loss incurred during the first nine months of 1999. This improvement primarily resulted from operating expenses growing at a slower rate than sales.

Operating earnings at Lab Safety Supply increased at a faster rate than the growth in sales, due to improved operating performance and significantly lower amortization of intangibles.

Interest Expense

Interest expense of $19,085,000 in the first nine months of 2000 increased 91.8%
compared with interest expense of $9,952,000 in the comparable 1999 period. The increase resulted from higher average borrowings, higher average interest rates paid on all outstanding debt, and lower capitalized interest.

Equity in Loss of Unconsolidated Entities

This joint venture loss primarily related to the Company's interest in
Works.com, which was obtained during the 2000 third quarter. For the quarter, the Company estimates that the OrderZone.com / Works.com merger reduced earnings by $0.02 per share versus the run rate experienced prior to the merger. At this rate, the Company anticipates the incremental effect from the equity stake will lower EPS by $0.03 to $0.04 per share in the 2000 fourth quarter.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS (Continued)

Unclassified-net

For the first nine months of 2000, Unclassified-net includes gains of $29.3 million ($17.4 million after-tax, or $0.18 per share) related to sales of investment securities. These investments were part of the Company's plans to help fund the development of its digital businesses.

Income Taxes

The Company's effective income tax rate was 41.3% for the first nine months of
2000 and 40.5% for the same period in 1999. This increase in the effective tax rate relates to the loss on equity interests in unconsolidated entities, which is a net of tax number. Excluding the effect of the joint venture losses, the effective tax rate is 40.5% for both periods.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND THE RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2000, working capital increased by
$97,324,000. The ratio of current assets to current liabilities was 1.8 and 1.7 at September 30, 2000 and December 31, 1999, respectively. The Consolidated
Statements of Cash Flows, included in this report, detail the sources and uses of cash and cash equivalents.

The Company maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, the Company has various sources of financing available, including commercial paper sales, bank borrowings under lines of credit, and otherwise. Total debt as a percent of Shareholders' Equity was 27% at September 30, 2000 and 30% at December 31, 1999. For the first nine months of 2000, $39,425,000 was expended for property, buildings, and equipment, and $27,742,000 was expended for capitalized software, for a total of
$67,167,000.

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

                      W.W. Grainger, Inc., and Subsidiaries
                           PART II - OTHER INFORMATION

Items 1, 2, 3, 4, and 5 not applicable.

                                                                                     EXHIBIT INDEX
                                                                                  ------------------
Item 6     Exhibits (numbered in accordance with Item 601 of regulation S-K).

           a)     Exhibits
                  (11)       Statement Regarding Computation of Per Share                 25-26
                             Earnings

                  (27)       Financial Data Schedule

           b)     Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                W.W. Grainger, Inc.
                                                             ----------------------------------------------------------
                                                                                   (Registrant)

       Date: November 10, 2000                          By:                        /s/ P.O. Loux
--------------------------------------                       ----------------------------------------------------------
                                                               P.O. Loux, Senior Vice President, Finance, and
                                                                               Chief Financial Officer

       Date: November 10, 2000                          By:                      /s/ R.D. Pappano
--------------------------------------                       ----------------------------------------------------------
                                                                           R.D. Pappano, Vice President,
                                                                                Financial Reporting

                                                                                              Exhibit 11.1

                      W.W. Grainger, Inc., and Subsidiaries
              STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

                                                                          Nine Months Ended September 30,
                                                                         ---------------------------------
Basic:                                                                       2000               1999
                                                                         ---------------   ---------------

Weighted average number of shares outstanding
  during the year ....................................................        93,023,258        92,831,640
                                                                         ===============   ===============

Net earnings .........................................................   $   144,980,000   $   152,573,000
                                                                         ===============   ===============

Earnings per share ...................................................   $          1.56   $          1.64
                                                                         ===============   ===============

Diluted:

Weighted average number of shares outstanding
   during the year (basic) ...........................................        93,023,258        92,831,640

     Potential Shares:

       Shares issuable under outstanding options .....................         1,806,750         3,115,730

       Shares which could have been purchased based
         on the average market value for the period ..................         1,329,394         2,166,366
                                                                         ---------------   ---------------

                                                                                 477,356           949,364

Dilutive effect of exercised options prior to being
   exercised .........................................................            28,416            24,282
                                                                         ---------------   ---------------

Shares for the portion of the period that the options
   were outstanding ..................................................           505,772           973,646

Contingently issuable shares .........................................           784,000           553,167
                                                                         ---------------   ---------------

                                                                               1,289,772         1,526,813
                                                                         ---------------   ---------------

Adjusted weighted average number of shares outstanding
  during the period ..................................................        94,313,030        94,358,453
                                                                         ===============   ===============

Net earnings .........................................................   $   144,980,000   $   152,573,000
                                                                         ===============   ===============

Earnings per share ...................................................   $          1.54   $          1.62
                                                                         ===============   ===============

                                                                                              Exhibit 11.2

                      W.W. Grainger, Inc., and Subsidiaries
              STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

Basic:                                                                          2000             1999
                                                                            -------------   -------------

Three months ended September 30:

   Nine months ended September 30, as reported in Exhibit 11.1 .......      $        1.56   $        1.64

   Six months ended June 30, as previously reported ..................               1.04            1.15
                                                                            -------------   -------------

   Earnings per share for the three months ended September 30 ........      $        0.52   $        0.49
                                                                            =============   =============

Diluted:

Three months ended September 30:

   Nine months ended September 30, as reported in Exhibit 11.1 .......      $        1.54   $        1.62

   Six months ended June 30, as previously reported ..................               1.03            1.13
                                                                            -------------   -------------

   Earnings per share for the three months ended September 30 ........      $        0.51   $        0.49
                                                                            =============   =============

