Form 10-K405
period 2000-12-31
GRAINGER W W INC
filed 2001-03-21
CIK 277135

                                                               66 Pages Complete

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT

                                   (Mark One)
                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

                             Yes ___X___   No ________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,780,414,250 as of the close of trading reported on the
Consolidated Transaction Reporting System on March 5, 2001.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock $0.50 par value   93,922,529 shares outstanding as of March 5, 2001

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the annual meeting of shareholders of the registrant to be held on April 25, 2001 are incorporated by reference into Part III hereof.

The Exhibit Index appears on page 15 in the sequential numbering system.

(The Securities and Exchange Commission has not approved or disapproved of this report nor has it passed on the accuracy or adequacy hereof.)

                                    CONTENTS

                                                                                                Page
                                     PART I

Item 1:        BUSINESS..................................................................       3-6
                 THE COMPANY.............................................................         3
                 BRANCH-BASED DISTRIBUTION BUSINESSES....................................       3-5
                    GRAINGER INDUSTRIAL SUPPLY...........................................       3-4

Item 2:        PROPERTIES................................................................       6-7
Item 3:        LEGAL PROCEEDINGS.........................................................         7
Item 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................         7
Executive Officers of the Company........................................................       7-8
                                     PART II

Item 5:        MARKETS FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED SHAREHOLDER MATTERS.........................................         8
Item 6:        SELECTED FINANCIAL DATA...................................................         8
Item 7:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND THE RESULTS OF OPERATIONS...........................................      9-14
                 RESULTS OF OPERATIONS...................................................      9-13
                 FINANCIAL CONDITION.....................................................     13-14
                 INFLATION AND CHANGING PRICES...........................................        14
                 FORWARD-LOOKING STATEMENTS..............................................        14
Item 8:        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................        14
Item 9:        DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......................        14
                                    PART III

                                     PART IV

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................................     18-40

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

In late 1997, the Company began an organizational restructuring with the formation of several business operations. Several of these operations were originally part of the Grainger branch-based business. These changes were made to create greater focus and accountability in serving the diverse needs of the
Company's customers. 1998 was a transition year in establishing the refocused organization. Further refinements made in 1999 and in 2000 were in response to significant initiatives designed to take advantage of the opportunities created by Internet commerce. FindMRO.com and MROverstocks.com were officially launched in November 1999. TotalMRO.com opened for business on March 31, 2000. Also in
2000, the Company's OrderZone.com business was combined with Works.com, Inc., a leading Internet business purchasing service, in a transaction in which the
Company received a 40% interest in the combined entity. In addition, efforts were made to simplify and better target operations to reinforce quality of service. As part of this effort, the operations of Grainger Custom Solutions were combined with those of Grainger Industrial Supply.

The Company offers a breadth of MRO solutions by combining products, services, and information. It tailors its capabilities with a view toward providing the lowest total cost MRO solution to select customer groups. The Branch-based
Distribution Businesses primarily serve North American businesses with MRO purchase needs. The Digital Businesses offer a broad array of MRO supplies, services, and related information to meet the needs of businesses looking to reduce process costs through Internet-enabled solutions. Lab Safety Supply serves customers who choose to purchase safety and other industrial products through a direct marketing company. The Other Businesses of the Company serve customers who seek to outsource their MRO supply procurement and management process.

The Company also has internal business support functions which provide coordination and guidance in the areas of Accounting, Administrative Services,
Aviation, Business Development, Communications, Compensation and Benefits,
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

The Company does not engage in basic or substantive product research and development activities. New items are added regularly to the Company's product lines on the basis of market information, recommendations of its employees, customers, and suppliers, and other factors. The Company's research and development efforts are focused on new methods of serving customers.

Branch-based Distribution Businesses

The Company's Branch-based Distribution Businesses provide customers with solutions to their immediate and/or planned MRO purchase needs throughout North
America. Logistics networks are configured for rapid availability. A broad selection of MRO products is offered at local branches through user-friendly catalogs and via the Internet. The Branch-based Distribution Businesses consist of Grainger Industrial Supply, Grainger.com, Acklands-Grainger Inc. (Canada),
Grainger Export, Grainger Global Sourcing, Grainger Parts, Grainger, S.A. de
C.V. (Mexico), and Puerto Rico. Described below are the more significant of these businesses.

Grainger Industrial Supply
--------------------------
The focus of Grainger Industrial Supply is to provide the best combination of product selection, local availability, speed of delivery, and simplicity of ordering at a competitive price to United States businesses and institutions of all sizes. Its primary customers are small and medium-sized companies. It also addresses large-sized organizations' MRO needs.

Grainger Industrial Supply operates 382 branches in all 50 states. These branches are located within minutes of the majority of U.S. businesses and carry inventory to support their local market needs. Products are available for immediate pick up, same-day shipment, or delivery.

On average, a branch has 14 employees and handles about 230 transactions per day. During 2000, an average of approximately 90,000 sales transactions were completed daily. In 1999, Grainger Industrial Supply began adding new, smaller
"storefront" branches to fulfill will-call needs and customer service as more shipping was moved from the branches to distribution centers. In addition,
Grainger Industrial Supply has eight "master branches" which range in size from
20,000 square feet to 100,000 square feet and stock the fastest selling 30,000 items. In 2000, Grainger Industrial Supply invested more than $5,000,000 in new branches, branch relocations, and branch additions. During the year, 13 new branches were opened, three were relocated, two closed, and a number of remodeling projects were completed.

Grainger Industrial Supply has six Zone Distribution Centers (ZDCs) in
operation. ZDCs ship orders directly to customers for all branches located in their zone, including Internet orders. Two Regional Distribution Centers located in Greenville County, South Carolina, and Kansas City, Missouri, provide the branches with product. A National Distribution Center is a centralized storage and shipping facility serving customers and the entire network with slower moving inventory items.

In 2000, Grainger Industrial Supply began a multi-year redesign and expansion of its distribution network that will allow the Company to remove the costs of a warehousing step from the current distribution system. This redesign is not only intended to reduce costs but also to increase capacity. As part of the redesign,
Grainger Industrial Supply is transitioning its existing zone and regional warehouses into more highly automated distribution centers. The project includes the relocation and expansion of some of the existing ZDCs and the building of two new facilities. When the transition is complete, the distribution centers will average more than 300,000 square feet in size, employ state-of-the-art equipment and processes, and stock 50,000 of the fastest selling items.

Grainger Industrial Supply sells principally to service shops, industrial and commercial maintenance departments, manufacturers, hotels, government, contractors, and health care and educational facilities. Sales transactions during 2000 were made to approximately 1,400,000 customers. It is estimated that approximately 28% of 2000 sales consisted of items bearing the Company's registered trademarks, including DAYTON(R) (principally electric motors, heating and ventilation equipment), TEEL(R) (liquid pumps), SPEEDAIRE(R) (air compressors), AIR HANDLER(R) (air filtration equipment), DEM-KOTE(R) (spray paints), WESTWARD(R) (hand and power tools), and LUMAPRO(R) (task and outdoor lighting), as well as other of the Company's trademarks. The Company has taken steps to protect these trademarks against infringement and believes that they will remain available for future use in its business. Sales of remaining items generally consisted of products carrying the names of other well recognized brands.

The Grainger Industrial Supply catalog offers almost 100,000 MRO products from more than 1,000 suppliers, most of whom are manufacturers. Approximately 2.0 million copies of the catalog were distributed in 2000. The most current edition was issued in January 2001. The largest supplier in 2000, a diversified manufacturer through 18 of its divisions, accounted for about 10% of Grainger
Industrial Supply's purchases. No significant difficulty has been encountered with respect to sources of supply.

The Grainger Industrial Supply CD-ROM catalog is designed to bring directly to the customer's place of business a fast, easy way to select products. Through the CD-ROM catalog, the customer can use a variety of ways to describe a needed product, and then review Grainger Industrial Supply's offerings, complete with specifications, prices, and pictures. Another CD-ROM catalog feature includes a cross-reference function that allows customers to retrieve product information using their own stock numbers. More than 1.4 million copies of the CD-ROM catalog were distributed in 2000. The CD-ROM catalog is also used at the branches as a training tool and resource for identifying appropriate products for customers' applications.

Grainger.com
------------
The Grainger.com site was one of the first MRO websites. This website is an
"e-storefront" or "point of access" into the Grainger Industrial Supply business. Grainger.com, however, offers more products than the Grainger
Industrial Supply catalog, as well as automated search and customer personalization. It also is available 24 hours a day, seven days a week providing real-time availability, customer-specific pricing, search engines, and a number of other enhancements. For large customers interested in connecting to
Grainger.com using sophisticated purchasing platforms, Grainger has introduced a universal connection. This technology translates the different languages used by electronic marketplaces, exchanges, and enterprise software vendor (ESV) systems and allows information from these systems to be fed directly into Grainger
Industrial Supply's operating platform.

The Company continued to integrate the Grainger.com site as a prominent service channel for its branch-based businesses. Customers have access to a much larger selection of MRO products through Grainger.com, which has more than 220,000 products available. The Company has found that customers that order online increase their purchases through all Company channels at more than double the expected rate of growth. Orders processed through Grainger.com resulted in sales of approximately $267,000,000 in 2000, $101,000,000 in 1999, and $13,500,000 in
1998. Based on year-end volumes, the Company estimated that the annualized run rate for orders processed through Grainger.com was more than $300,000,000.

Acklands-Grainger Inc. (AGI)
----------------------------
AGI, acquired in December 1996, is Canada's leading branch-based broad-line MRO distributor. It serves customers through 186 branches and 6 distribution centers across Canada. AGI distributes tools, lighting, HVAC, safety supplies, pneumatics, instruments, welding equipment and supplies, motors, and shop equipment, as well as many other items. A comprehensive catalog, printed in both
English and French, is used to showcase the product line and to help customers select products. This catalog, with over 70,000 products listed, supports the efforts of 275 sales representatives throughout Canada. During 2000, an average of approximately 20,000 sales transactions were completed daily.

Grainger Global Sourcing
------------------------
Grainger Global Sourcing procures competitively priced, high-quality products produced outside the United States. These items are sold primarily under private label by Grainger Industrial Supply and the Company's other businesses. Products obtained through Grainger Global Sourcing in 2000 include WESTWARD(R) tools and
LUMAPRO(R) lighting products, as well as products bearing other trademarks.

Grainger Parts
--------------
Grainger Parts provides access to over 330,000 parts and accessories through its centralized warehouse located in Northbrook, Illinois. Trained representatives have access to more than 250,000 pages of detailed parts diagrams online.
Grainger Parts handled about 1,600,000 customer calls in 2000 through its call centers in Northbrook, Illinois, and Waterloo, Iowa.

Grainger Parts has been ISO 9002 certified since 1995. Grainger Parts' 100%
compliance with ISO 9002 standards ranked it among the top 10% of all
ISO-certified companies.

Grainger, S.A. de C.V.
----------------------
Grainger, S.A. de C.V. serves the MRO product needs of customers in Mexico. The business employed 87 sales representatives at December 31, 2000. From its 80,000 square foot facility outside Monterrey, the business provides delivery of over
80,000 products throughout Mexico. A new branch was opened in 2000 in
Guadalajara.

Digital Businesses

The Digital Businesses represent a suite of e-commerce offerings designed to meet the needs of businesses looking to reduce cost and increase the effectiveness of their MRO/indirect materials process through Internet-enabled solutions. The Digital Businesses consist of FindMRO.com, TotalMRO.com, and
MROverstocks.com (originally named Grainger Auction). OrderZone.com, the indirect materials marketplace that was launched in 1999, was combined with
Works.com, a leading Internet business purchasing service, in August 2000. The
Company received a 40% interest in the combined entity.

FindMRO.com
------------
FindMRO.com is an Internet-based sourcing center for indirect material spot buys. Introduced in November 1999, FindMRO.com accesses a database of more than
14,000 suppliers and 5,000,000 products. Through the convenience of the
Internet, sophisticated search technologies, and sourcing expertise of its sourcing professionals, FindMRO.com offers to address the time-consuming problem of finding products when a source is unknown to the buyer. From frequent to hard-to-find or from daily to one-time purchases, FindMRO.com is designed to meet a number of customer needs, including product search, product sourcing, supplier management, order processing, order fulfillment, technical support facilitation, and logistics management.

MROverstocks.com
-----------------
Introduced in November 1999, MROverstocks.com offers online inventory liquidation services through real-time bidding. MROverstocks.com provides an outlet to move discontinued inventory (undamaged products that are not the latest versions) or excess inventory. Initially, the site exclusively handled discontinued inventory from Grainger Industrial Supply. Customer response was such that MROverstocks.com was established as a separate business unit in early
2000 and is now open to Company suppliers, additional Company businesses, and others.

TotalMRO.com
------------
Introduced in March 2000, TotalMRO.com provides customers with access to a single, networked catalog containing easily searchable, detailed product information, prenegotiated prices, and availability information for MRO products and services from major MRO distributors.

On January 26, 2001, the Company announced the consolidation of the above three digital businesses, along with three other related service units, into a separate organization, Material Logic. The new organization is seeking participation from MRO distributors to create an industry-backed, industry-funded independent entity that will own and operate those businesses.
The new organization, in which the Company plans to hold a minority position, plans to work with large national MRO distributors to create a broad digital solution providing customers access to substantial cost benefits through
e-commerce platforms, e-marketplaces, and hosted ASP solutions.

Lab Safety Supply, Inc.

Lab Safety Supply is a direct marketer of safety and other industrial products to U.S. and Canadian businesses. Located in Janesville, Wisconsin, Lab Safety
Supply primarily reaches its customers through its General Catalog, targeted catalogs, and other marketing materials, which are distributed throughout the year.

Lab Safety Supply offers extensive product depth, technical support, and high service levels. It is a primary safety supplier for many small and medium-sized companies and a critical backup supplier for many larger companies. Customers have access to over 70,000 products in Lab Safety Supply's General Catalog. In addition, customers can access products using a new CD-ROM version of the catalog or online via the web at LabSafety.com.

Other Businesses

Other Businesses of the Company include a number of businesses, the largest being Grainger Integrated Supply.

Grainger Integrated Supply
--------------------------
Grainger Integrated Supply serves customers who have chosen to outsource components or all of their indirect materials management process. The service offering is designed to enable customers to focus on their core business objectives.

Grainger Integrated Supply offers a full complement of on-site outsourcing solutions, including business process reengineering, inventory management, supply chain management, tool crib management, and information management.
Grainger Integrated Supply provides its clients with access to more than
5,000,000 products through its relationships with respected manufacturers, service providers, Grainger Industrial Supply, and other distributors.

Industry Segments

As a result of meeting certain reporting thresholds in 2000, Lab Safety Supply is being reported as a separate segment for all years presented. Lab Safety
Supply had previously been grouped with Other Businesses. This new reporting is not reflective of any management or organizational change. For 2000 the Company is reporting three industry segments: Branch-based Distribution, Digital, and
Lab Safety Supply. For segment information and the Company's consolidated revenue and operating earnings see "Item 7: Management's Discussion and Analysis of Financial Condition and the Results of Operations," and "Item 8: Financial
Statements and Supplementary Data." The total assets of the Company for the last five years were: 2000, $2,459,601,000; 1999, $2,564,826,000; 1998,
$2,103,966,000; 1997, $2,000,116,000; and 1996, $2,119,021,000.

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
However, taken as a whole, the Company is unable to determine its market share relative to others engaged in whole or in part in similar activities.

Employees

As of December 31, 2000, the Company had 16,192 employees, of whom 13,855 were full-time and 2,337 were part-time or temporary. The Company has never had a major work stoppage and considers its employee relations generally to be good.

Item 2: Properties

As of December 31, 2000, the Company's owned and leased facilities totaled
17,629,000 square feet, about the same as in 1999. Grainger Industrial Supply and Acklands-Grainger Inc. (AGI) accounted for the majority of the total square footage. Grainger Industrial Supply facilities are located throughout the United
States. AGI facilities are located throughout Canada.

Grainger Industrial Supply branches range in size from 1,200 to 109,000 square feet and average 20,000 square feet. Most are located in or near major metropolitan areas, many in industrial parks. Typically, a branch is on one floor, is of masonry construction, consists primarily of warehouse space, contains an air-conditioned office and sales area, and has off-the-street parking for customers and employees. The Company considers that its properties are generally in good condition and well maintained and are suitable and adequate to carry on the Company's business.

The significant facilities of the Company are briefly described below:

                                                                                                Size in
        Location                                   Facility and Use                           Square Feet
------------------------------      ---------------------------------------------------   ------------------
Chicago Area (1)                        General Offices & National Distribution Center             2,041,000
Kansas City, MO (1)                     Regional Distribution Center                               1,435,000
Greenville County, SC (1)               Regional Distribution Center                               1,090,000
United States (1)                       6 Zone Distribution Centers                                1,385,000
United States (2)                       382 Grainger Industrial Supply branch locations            7,728,000
United States and Mexico (3)            All other facilities                                       1,650,000
Canada (4)                              186 AGI facilities                                         2,300,000
                                                                                           -----------------
                                         Total square feet                                        17,629,000
                                                                                           =================
---------------------------------------------------------------------------------------------------------------------------

(1)   These facilities are either owned or leased with most leases expiring between 2001 and 2007. The owned facilities are not subject to any mortgages.

(2)   Grainger Industrial Supply branches consist of 299 owned and 83 leased properties. The owned facilities are not subject to any mortgages.

(3)   Other facilities represent owned and leased general branch offices, distribution centers, and branches. Two branches are located in Puerto
      Rico and two are located in Mexico. The owned facilities are not subject to any mortgages.

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

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

Executive Officers of the Company

Following is information about the Executive Officers of the Company as of March
1, 2001. Executive Officers of the Company generally serve until the next annual election of officers, or until earlier resignation or removal.

                                                   Positions and Offices Held and Principal
     Name and Age                           Occupations and Employment During the Past Five Years
-------------------------         -----------------------------------------------------------------------------------------
Donald E. Bielinski (51)          Group President, a position assumed in 1997 after serving as Senior Vice President,
                                  Marketing and Sales. Previously, Mr. Bielinski served as Senior Vice President,
                                  Organization and Planning.
Wesley M. Clark (48)              Group President, a position assumed in 1997 after serving as Senior Vice President,
                                  Operations and Quality. Previously, Mr. Clark served as Vice President, Field Operations and Quality.
Edward J. Franczek (44)           Senior Vice President, Marketing. Before joining the Company in 1999, Mr. Franczek was
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
Gary J. Goberville (54)           Vice President, Human Resources. Before joining the Company in 1995, Mr. Goberville served as Vice President, Human Resources of GenCorp, Inc.
Nancy A. Hobor (54)               Vice President, Communications and Investor Relations. Before joining the Company in
                                  1999, Ms. Hobor was Vice President, Corporate Communications and Investor Relations of
                                  Morton International, Inc.
John L. Howard (43)               Senior Vice President and General Counsel. Before joining the Company in 2000, Mr.
                                  Howard was Vice President and General Counsel of Tenneco Automotive, a position assumed after serving as Vice President, Law and Assistant General Counsel of Tenneco, Inc.
                                                                                                   (continued on next page)

                                                  Positions and Offices Held and Principal
    Name and Age                           Occupations and Employment During the Past Five Years
-------------------------         -----------------------------------------------------------------------------------------
Dennis G. Jensen (50)             Senior Vice President, Sales and Operations, a position assumed in January 2000 after serving as Vice President and General Manager, Sales and Operations. Prior to assuming the last-mentioned position in 1997, Mr. Jensen was Vice President, Field Operations.
                                  Previously, he served in various other managerial operating positions.
Richard L. Keyser (58)            Chairman of the Board, a position assumed in 1997, and Chief Executive Officer, a position assumed in 1995. Previously, Mr. Keyser served as President and Chief Operating
                                  Officer.
P. Ogden Loux (58)                Senior Vice President, Finance and Chief Financial Officer, positions assumed in 1997 after serving as Vice President, Finance.
Robert D. Pappano (58)            Vice President, Financial Reporting, a position assumed in 1999 after serving as Vice
                                  President, Financial Reporting and Investor Relations. Previously, he served as Vice
                                  President and Treasurer.
James T. Ryan (42)                Vice President of the Company and President, Grainger.com, a position assumed in January
                                  2000 after serving as Vice President, Information Services. Previously, Mr. Ryan served the Company as President, Parts Company of America.
John A. Schweig (43)              Senior Vice President, Business Development and International, a position assumed in
                                  1996 after serving as Vice President and General Manager, Direct Marketing. Previously,
                                  Mr. Schweig served the Grainger Division as Vice President, Marketing.
John W. Slayton, Jr. (55)         Senior Vice President, Supply Chain Management, a position assumed in 1997 after serving as Senior Vice President, Product Management. Previously, Mr. Slayton served the
                                  Grainger Division as Vice President, Product Management.

                                     PART II

Item 5: Markets for Registrant's Common Equity and Related Shareholder Matters

The Company's common stock is traded on the New York Stock Exchange and the
Chicago Stock Exchange, with the ticker symbol GWW. The high and low sales prices for the common stock, and the dividends declared and paid for each calendar quarter during 2000 and 1999 are shown below.

                                             Prices
                                  ------------------------------
         Quarters                  High                     Low              Dividends
--------------------------------------------------------------------------------------
2000     First                    $56.88                  $37.25                 $0.16
         Second                    55.69                   29.38                  0.17
         Third                     34.75                   25.13                  0.17
         Fourth                    40.00                   24.31                  0.17
--------------------------------------------------------------------------------------
         Year                     $56.88                  $24.31                 $0.67
--------------------------------------------------------------------------------------
1999     First                    $48.00                  $36.88                 $0.15
         Second                    58.13                   42.00                  0.16
         Third                     57.25                   42.88                  0.16
         Fourth                    50.63                   40.63                  0.16
--------------------------------------------------------------------------------------
         Year                     $58.13                  $36.88                 $0.63
--------------------------------------------------------------------------------------

The approximate number of shareholders of record of the Company's common stock as of March 5, 2001 was 1,600.

Item 6: Selected Financial Data
                                                                 Years Ended December 31,
                                      ------------------------------------------------------------------------
                                                  (In thousands of dollars except for per share amounts)

                                         2000            1999           1998           1997           1996
                                      ------------   ------------   ------------   ------------   ------------

Net sales .........................   $  4,977,044   $  4,636,275   $  4,438,975   $  4,226,941   $  3,616,640
Net earnings ......................        192,903        180,731        238,504        231,833        208,526
Net earnings per basic share ......           2.07           1.95           2.48           2.30           2.04
Net earnings per diluted share ....           2.05           1.92           2.44           2.27           2.02
Total assets ......................      2,459,601      2,564,826      2,103,966      2,000,116      2,119,021
Long-term debt ....................        125,258        124,928        122,883        131,201          6,152
Cash dividends paid per share .....   $       0.67   $       0.63   $      0.585   $       0.53   $       0.49

Item 7: Management's Discussion and Analysis of Financial Condition and the Results of Operations

                                                   RESULTS OF OPERATIONS

As a result of meeting certain reporting thresholds in 2000, Lab Safety Supply is being reported as a separate segment for all years presented. Lab Safety
Supply had previously been grouped with Other Businesses. This new reporting is not reflective of any management or organizational change. (See Note 17 to the
Consolidated Financial Statements.)

The following table is included as an aid to understanding changes in the
Company's Consolidated Statements of Earnings. All data has been restated to reflect the adoption of Emerging Issues Task Force Issue 00-10, "Accounting for
Shipping and Handling Fees and Costs."

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
                                                                         Net Sales                         Prior Year
                                                            ---------------------------------         ---------------------
                                                             2000          1999         1998          2000            1999
                                                            ------        ------       ------         -----           -----
Net sales............................................       100.0%        100.0%       100.0%          7.4%            4.4%
Cost of merchandise sold.............................        68.2          67.4         66.4           8.5             6.0
Operating expenses...................................        25.1          25.8         24.4           4.8            10.2
Operating earnings...................................         6.7           6.8          9.2           5.6           (22.2)
Other deductions, net................................         0.0           0.3          0.2         (73.8)           88.9
Income taxes.........................................         2.8           2.6          3.6          12.7           (24.2)
Net earnings.........................................         3.9%          3.9%         5.4%          6.7%          (24.2)%

Company Net Sales -- 2000 Compared to 1999
------------------------------------------
The Company's net sales of $4,977,044,000 for 2000 increased 7.4% from net sales of $4,636,275,000 for 1999. This increase resulted from a 6.5% increase in the
Branch-based Distribution Businesses segment, a 1,769.2% increase in the Digital
Businesses segment, a 5.3% increase at Lab Safety Supply, and a 43.7% increase in the Other Businesses of the Company. The year 2000 had one more sales day than did 1999 (255 versus 254). On a daily basis the Company's net sales increased 6.9%.

Sales growth for 2000 was primarily volume driven, reflecting growth in the
Branch-based Businesses, especially in Canada and Mexico; strong growth at
Grainger Integrated Supply; and continued strong growth in sales processed through the Company's Internet sites.

Sales processed through the Company's Internet businesses, as represented by the
Digital segment plus Grainger.com, amounted to $337,000,000 in 2000, a 230%
increase as compared with $102,000,000 for the year 1999.

The Company's sales growth during the fourth quarter of 2000 was negatively affected by a slowing economy.

Segment Net Sales

The following comments at the segment level include external and intersegment net sales; those comments at the business unit level include external and inter-
and intrasegment net sales. For segment information see Note 17 to the
Consolidated Financial Statements.

Branch-based Distribution Businesses

Net sales at the Branch-based Distribution Businesses amounted to $4,483,777,000 in 2000, a 6.5% increase over 1999 sales of $4,211,316,000. Average daily sales increased by 6.1%.

Acklands-Grainger Inc. experienced double-digit sales growth. The growth was the result of strong sales across most of Canada. The growth was driven by an improvement in the oil and gas, forestry, and mining sectors of the Canadian economy, gains in large customer accounts, and the opening of 10 new branches during 1999.

Grainger, S.A. de C.V. experienced double-digit sales growth reflecting the continued development of this business. This growth in sales was attributable to an expanded product offering and account penetration. In January 2000, the
Company opened a second branch in Mexico.

Sales growth in the United States was driven by improved sales at Grainger
Industrial Supply. Contributing to the sales growth were 35 new branches opened during 1999 and 2000. Also contributing to the sales growth was increased sales to government accounts.

Sales were also favorably affected by continued momentum in the Company's
Internet initiative. Sales orders processed through Grainger.com amounted to
$267,000,000 in 2000, a 164% increase over 1999 sales of $101,000,000.

Partially offsetting this growth was the impact of a 20% decline in third quarter sales of seasonal products resulting from relatively mild weather in the more heavily populated areas of the United States. Also, sales growth during the fourth quarter of 2000 was negatively affected by a slowing economy.

Digital Businesses

Net sales at the Digital Businesses amounted to $55,683,000 in 2000, a significant increase over 1999 sales of $2,979,000. Sales for this group of businesses include product sales and service fee revenues for FindMRO.com and service fee revenues for MROverstocks.com (formerly Grainger Auction) and
TotalMRO.com. FindMRO.com and MROverstocks.com were officially launched in
November 1999; TotalMRO.com opened for business on March 31, 2000.

Lab Safety Supply

Net sales at Lab Safety Supply amounted to $330,108,000, a 5.3% increase over 1999 sales of $313,533,000. This increase reflects the continued growth in sales of industrial products and expanded market share attained through new customers and further penetration of existing accounts. Partially offsetting this increase was a decline in sales of safety products resulting from a slowing of the industrial economy in the United States.

Other Businesses

Net sales at the Other Businesses amounted to $180,852,000 in 2000, a 43.7%
increase over 1999 sales of $125,882,000.

Sales growth for this segment was primarily related to a strong sales increase at Grainger Integrated Supply. Sales for this business unit include product sales and management fees. Growth was driven by new engagements, contract renewals, and scope expansions, reflecting increasing demand for this outsourcing business, which provides fee-based, on-site indirect materials management services to large businesses.

Company Net Sales -- 1999 Compared to 1998
------------------------------------------
The Company's net sales of $4,636,275,000 for 1999 increased 4.4% from net sales of $4,438,975,000 for 1998. This increase resulted from a 3.2% increase in the
Branch-based Distribution Businesses segment, a 499.4% increase in the Digital
Businesses segment, an 8.7% increase at Lab Safety Supply, and a 45.8% increase in the Other Businesses of the Company. Since 1999 had one fewer sales day than did 1998 (254 versus 255), the Company's net sales increased 4.9% on a daily basis.

Despite a soft industrial economy in the United States, sales growth was positive in 1999 versus 1998. Sales growth for the year 1999 was primarily volume driven, reflecting the favorable effects from new marketing initiatives and the continuing acceleration in Internet transactions. Sales growth was constrained, however, by customer service issues at Grainger Industrial Supply and Grainger Parts related to the field rollout of the new enterprise resource planning (ERP) system. A total of $20,000,000 of sales are estimated to have been lost as a result of these service issues.

Segment Net Sales

The following comments at the segment level include external and intersegment net sales; those comments at the business unit level include external and inter-
and intrasegment net sales. For segment information see Note 17 to the
Consolidated Financial Statements.

Branch-based Distribution Businesses

Net sales at the Branch-based Distribution Businesses amounted to $4,211,316,000 in 1999, a 3.2% increase over 1998 sales of $4,079,415,000. Average daily sales increased by 3.6%.

Grainger Industrial Supply -- Average daily sales increased 3% in 1999 as compared with 1998. Contributing to the 1999 sales growth were the addition of
22 new branches opened during the year and increased sales to large customers.
Sales were negatively affected by approximately $18,400,000 as a result of the customer service issues discussed above. Sales prices decreased 0.7% in 1999 versus 1998.

This business also realized incremental sales of $15,300,000 during the 1999 fourth quarter, including $7,100,000 in December 1999, related to customer concerns about Y2K. Products affected included generators, flashlights, and batteries.

Sales were favorably affected by continued momentum in the Company's Internet strategy. Orders for sales processed through Grainger.com in 1999 were approximately $101,000,000.

Acklands-Grainger Inc. (Canada) -- Average daily sales increased 6% in 1999 as compared with 1998. This increase was driven by growth in both Eastern and
Western Canada. The growth in Eastern Canada was primarily attributable to the addition of 16 net new branches during 1999 and 1998. The growth in Western
Canada was driven by an improvement in the oil and gas, forestry, and industrial sectors of the economy, along with gains in sales to large customers, including government agencies. In Canadian dollars, average daily sales increased 7%.

Grainger, S.A. de C.V. (Mexico) -- Average daily sales increased 16% in 1999 as compared with 1998. This sales growth reflects the continuing planned development of this new business. A key driver was increased sales to customers located in Mexico's interior that are served by the Company's facility in
Monterrey.

Grainger Custom Solutions (combined with Grainger Industrial Supply for 2000) --
Average daily sales decreased 2% in 1999 as compared with 1998. The focus of this business in 1999 was transitioning large, complex customers to the new business platform, while pursuing rationalization of facilities and other synergies with Grainger Industrial Supply.

Digital Businesses

Net sales at the Digital Businesses amounted to $2,979,000 in 1999, a 499.4%
increase over 1998 sales of $497,000. These sales included product sales and service fee revenues for FindMRO.com and service fee revenues for OrderZone.com.
Both businesses were officially launched in 1999. Revenue recorded in 1998 represents intracompany sales for FindMRO.com.

Lab Safety Supply

Net sales at Lab Safety Supply amounted to $313,533,000 in 1999, an 8.7%
increase over 1998 sales of $288,491,000. This sales growth was largely attributable to Lab Safety Supply's product line expansion program.

Other Businesses

Net sales at the Other Businesses amounted to $125,882,000 in 1999, a 45.8%
increase over 1998 sales of $86,358,000. Sales growth for this segment was primarily related to a strong sales increase at Grainger Integrated Supply.
Sales for this business unit included product throughput and management fees.
Growth was driven by new engagements, contract renewals, and scope expansions, reflecting increasing demand for this outsourcing business, which provides fee-based, on-site indirect materials management services to large businesses.

Company Net Earnings -- 2000 Compared to 1999
---------------------------------------------

The Company's net earnings of $192,903,000 for 2000 increased 6.7% as compared with 1999 net earnings of $180,731,000. This increase resulted from higher operating earnings and lower other deductions, partially offset by a higher effective income tax rate.

Operating earnings improved at the Branch-based Distribution Businesses and at
Lab Safety Supply. Also, the operating losses at the Other Businesses decreased.
These improvements were partially offset by the increased operating losses at the Digital Businesses.

Segment Operating Earnings

The following comments at the segment level include external and intersegment operating earnings; those comments at the business unit level include external and inter- and intrasegment operating earnings. For segment information see Note
17 to the Consolidated Financial Statements.

Branch-based Distribution Businesses

Operating earnings at the Branch-based Distribution Businesses amounted to
$397,252,000 in 2000, an 11.0% increase over 1999 operating earnings of
$357,925,000. This improvement in operating earnings was greater than the sales increase because operating expenses grew at a slower rate than the growth in sales, partially offset by lower gross profit margins.

Operating expenses increased 2%, primarily the result of productivity improvements. Partially offsetting these improvements were higher data processing expenses (including increased depreciation, amortization, and systems maintenance costs) and increased bad debt provisions.

Gross profit margins decreased 0.67 percentage point as compared to 1999. Of note are the following factors affecting the gross profit margin:

1.    Grainger Industrial Supply's gross profit margin declined. This decline was primarily due to an unfavorable change in selling price category mix resulting from increased sales of sourced products and to higher freight costs. The above factors were partially offset by selected price increases during the 2000 third quarter. The price increases were intended to recover freight and supplier cost increases.

2.    Acklands-Grainger Inc. had a lower gross profit margin primarily due to an unfavorable change in selling price category mix as a result of increased sales to large customers.

Digital Businesses

The Digital Businesses incurred operating losses of $48,207,000 in 2000 compared with operating losses of $20,560,000 in 1999. During 2000 the Company continued
to invest in developing, enhancing, operating, and marketing these digital businesses.

Total operating expenses associated with the Company's Internet initiatives, as represented by this segment plus Grainger.com (which is included in the
Branch-based Distribution Businesses segment), were $108,000,000 in 2000 as compared with $42,000,000 in 1999.

On August 1, 2000, the Company combined OrderZone.com with Works.com, a leading
Internet purchasing service. This combination is designed to provide small and mid-size businesses with online purchasing services for indirect business products. The Company received a 40% interest in the combined entity and recognizes a proportionate share of earnings or losses as part of Other
Deductions.

On January 26, 2001, the Company announced the consolidation of FindMRO.com,
MROverstocks.com, and TotalMRO.com into a separate organization, Material Logic.
Participation is being sought from MRO distributors to establish Material Logic as an industry-backed, industry-funded independent entity that will own and operate these businesses. Material Logic is also expected to include related consulting, implementation, and content services. Working with large national
MRO distributors, Material Logic will seek to create a broad digital solution providing customers access to substantial cost benefits through e-commerce platforms, e-marketplaces, and hosted ASP solutions.

Lab Safety Supply

Operating earnings at Lab Safety Supply amounted to $55,037,000 in 2000, a 28.4%
increase over 1999 operating earnings of $42,878,000. This increase resulted from improved operating performance and the elimination of expenses related to certain fully amortized intangibles.

Other Businesses

The Other Businesses of the Company incurred operating losses of $13,257,000 in
2000 compared with operating losses of $16,306,000 in 1999. The lower operating losses for this group of companies was a function of improved performance at all of the businesses grouped under this caption, including Grainger Integrated
Supply.

Other Income Statement Data

Interest expense of $24,403,000 for 2000 increased by $8,807,000 as compared with 1999. This increase resulted from higher average borrowings, higher average interest rates paid on all outstanding debt, and lower capitalized interest.

The equity in losses of unconsolidated entities (after tax) primarily related to the Company's interest in Works.com, which was acquired during the 2000 third quarter.

Unclassified--net income for 2000 was $29,842,000 versus $512,000 for 1999. The year 2000 included a $30,017,000 gain from the sales of investment securities.

The Company's effective income tax rate was 41.8% for 2000 and 40.5% for 1999.
The increase in the effective income tax rate relates to the loss on equity interest in unconsolidated entities, which is a net of tax number. Excluding the effect of these joint venture losses, the effective income tax rate was 40.5%
for both years.

Company Net Earnings -- 1999 Compared to 1998
---------------------------------------------
The Company's net earnings of $180,731,000 for 1999 decreased 24.2% compared with 1998 net earnings of $238,504,000. This decline resulted from lower operating earnings and higher other deductions. Operating earnings declined at the Branch-based Distribution Businesses and the loss at the Digital Businesses increased. Operating earnings improved at Lab Safety Supply and the operating losses at the Other Businesses declined.

The Company's Branch-based Distribution Businesses were affected by system-related customer service issues. It is estimated that these service issues cost the Company $32,000,000 in operating earnings in 1999, comprised of gross profit on lost sales, higher freight-out expenses driven by increased shipments qualifying for prepaid freight and the use of premium freight to meet service objectives, and incremental operating expenses. Also affecting performance were the continuing investments incurred to launch, enhance, and market the Company's Internet-related businesses.

Segment Operating Earnings

The following comments at the segment level include external and intersegment operating earnings; those comments at the business unit level include external and inter- and intrasegment operating earnings.

Branch-based Distribution Businesses

Operating earnings of $357,925,000 declined 18% in 1999 as compared with
$435,891,000 for 1998. Operating earnings performance was affected by lower than expected sales growth, largely due to weakness in the North American industrial economy and to system-related customer service issues at Grainger Industrial
Supply and Grainger Parts, as previously described. Also contributing to the decline were lower gross profit margins and higher operating expenses. Of note are the following factors that affected the gross profit margin:

1.    Grainger Industrial Supply's gross profit margin declined. Contributing to the decline were higher freight-out expenses driven by increased shipments qualifying for prepaid freight and the use of premium freight to meet service objectives.
2.    Acklands-Grainger Inc. had a lower gross profit margin primarily due to an unfavorable change in selling price category mix as a result of increased sales to large customers.
3.    The gross profit margin at Grainger Custom Solutions improved.
4.    Sales at Grainger Custom Solutions declined, which had a positive effect on the Company's gross profit margin since Grainger Custom Solutions'
      gross profit margin was lower than the Company's average gross profit margin.

Operating expenses increased about 9% in 1999 versus 1998. This rate of growth exceeded the rate of growth in net sales due to:

1.    Increased expenses related to the development of the business in Mexico;
2.    Increased occupancy expenses;
3.    Increased data processing expenses related to the installation of Grainger
      Industrial Supply's new ERP system;
4.    Increased expenses incurred to maintain customer service levels during the installation of the new ERP system;
5.    Continued spending to develop and market Grainger.com (Grainger.com spending in 1999 was $18,100,000 compared with $6,700,000 in 1998.);
6.    Increased expenses related to the opening of eight new branches in Canada and 22 new branches in the United States; and
7.    Increased infrastructure expenses relating to developing the Grainger
      Custom Solutions business.

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

Lab Safety Supply

Operating earnings of $42,878,000 increased 9.0% in 1999 as compared with
$39,330,000 for 1998. The growth in operating earnings was in line with the growth in net sales.

Other Businesses

The Other Businesses incurred operating losses of $16,306,000 in 1999 compared with operating losses of $20,822,000 in 1998. This improvement was primarily attributable to improved operating results at Grainger Integrated Supply. Of note were the following:

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

Unclassified--net had a positive effect on earnings before income taxes of
$2,555,000 in 1999 as compared with 1998. In 1999, the Company recorded a gain related to the disposal of facilities in the Chicagoland area. The expenses in
1998 were primarily the result of foreign currency translation losses relating to the Company's operations in Mexico and a write-off of abandoned capital projects.

The Company's effective income tax rate was 40.5% in both 1999 and 1998.

                               FINANCIAL CONDITION

Working capital was $735,678,000 at December 31, 2000, compared with
$600,611,000 at December 31, 1999, and $541,872,000 at December 31, 1998. The
ratio of current assets to current liabilities was 2.0, 1.7, and 1.8 at such dates.

Net cash flows from operations of $277,757,000 in 2000, $37,240,000 in 1999, and
$331,481,000 in 1998, have continued to improve the Company's financial position and serve as the primary source of funding for capital requirements. For information as to the Company's cash flows, see "Item 8: Financial Statements and Supplementary Data."

In each of the past three years, a portion of working capital has been used for additions to property, buildings, equipment, and capitalized software as summarized in the following table.

                                                        2000          1999         1998
                                                     ----------   ----------   ----------
                                                           (In thousands of dollars)

Land, buildings, structures, and improvements ....   $   32,822   $   41,104   $   87,025
Furniture, fixtures, machinery, and equipment ....       32,685       70,796       45,832
                                                     ----------   ----------   ----------
                                                         65,507      111,900      132,857
Capitalized software .............................       29,406       26,473       36,983
                                                     ----------   ----------   ----------
Total ............................................   $   94,913   $  138,373   $  169,840
                                                     ==========   ==========   ==========

The Company repurchased 37,840 shares of its common stock during 2000, 355,300 shares of its common stock during 1999, and 4,483,100 shares of its common stock during 1998. As of December 31, 2000, approximately 5,300,000 shares of common stock remained available under repurchase authorization.

Dividends paid to shareholders were $62,863,000 in 2000, $58,817,000 in 1999, and $56,683,000 in 1998.

Internally generated funds have been the primary source of working capital and funds needed for expanding the business, supplemented by debt as circumstances dictated. In addition to continuing facilities optimization efforts, business development, and systems and other infrastructure enhancements, funds are being expended to develop and enhance the Company's Internet initiatives.

The Company maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, the Company has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit and otherwise. Total debt as a percent of Shareholders' Equity was 21%, 30%, and 18% at December 31, 2000, 1999, and 1998, respectively.

                          INFLATION AND CHANGING PRICES

Inflation during the last three years has not had a significant effect on operations. The predominant use of the last-in, first-out (LIFO) method of accounting for inventories and accelerated depreciation methods for financial reporting and income tax purposes result in a substantial recognition of the effects of inflation in the primary financial statements.

The major impact of inflation is on buildings and improvements, where the gap between historic cost and replacement cost continues to be significant for these long-lived assets. The related depreciation expense associated with these assets increases significantly when adjusting for the cumulative effect of inflation.

The Company believes the most positive means to combat inflation and advance the interests of investors lies in continued application of basic business principles, which include improving productivity, increasing working capital turnover, and offering products and services which can command appropriate price levels in the marketplace.

                           FORWARD-LOOKING STATEMENTS

Throughout this Form 10-K are forward-looking statements, i.e. not historical facts, about the Company's expected future financial results and business plans, strategies, and objectives. These forward-looking statements are often identified by qualifiers such as: "will seek to," "expects," "plans,"
"anticipates," "intends," or similar expressions. There are risks and uncertainties the outcome of which could cause the Company's results to differ materially from what is projected.

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

Trends and projections could also be affected by general industry and market conditions, gross domestic product growth rates, general economic conditions, including interest rate and currency rate fluctuations, and other factors.

Item 8: Financial Statements and Supplementary Data

The financial statements and supplementary data are included on pages 18 to 40.
See the Index to Financial Statements and Supplementary Data on page 17.

Item 9: Disagreements on Accounting and Financial Disclosure
None.

                                    PART III

Item 10: Directors and Executive Officers of the Registrant

Information regarding directors of the Company will be set forth in the
Company's proxy statement relating to the annual meeting of shareholders to be held April 25, 2001, and, to the extent required, is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption "Executive Officers of the Company."

Item 11: Executive Compensation

Information regarding executive compensation will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held April
25, 2001, and, to the extent required, is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held April 25, 2001, and, to the extent required, is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held April 25, 2001, and, to the extent required, is incorporated herein by reference.

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

                (b)         Shareholder rights agreement dated as of April 28,
                            1999, between the Company and Fleet National Bank
                            (formerly Bank Boston, NA), incorporated by
                            reference to Exhibit 4 to the Company's Current
                            Report on Form 8-K dated April 28, 1999.

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

                      (iii) W.W. Grainger, Inc. 1990 Long-Term Stock Incentive
                            Plan, as amended, incorporated by reference to
                            Exhibit 10(c) (iii) to the Company's Annual Report
                            on Form 10-K for the year ended December 31, 1999.

                      (iv)  Executive Death Benefit Plan, as amended,
                            incorporated by reference to Exhibit 10(c) to the
                            Company's Annual Report on Form 10-K for the year
                            ended December 31, 1999.

                      (v)   Executive Deferred Compensation Plan, incorporated
                            by reference to Exhibit 10(e) to the Company's
                            Annual Report on Form 10-K for the year ended
                            December 31, 1989.

                      (vi)  1985 Executive Deferred Compensation Plan, as
                            amended, incorporated by reference to Exhibit
                            10(d)(vii) to the Company's Annual Report on Form
                            10-K for the year ended December 31, 1998.

                     (vii)  Supplemental Profit Sharing Plan, as amended.

                    (viii)  Form of Change in Control Employment Agreement
                            between the Company and certain of its executive
                            officers, incorporated by reference to Exhibit
                            10(c) to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1999.

          (11)  Computations of Earnings Per Share. See Index to Financial
                Statements and Supplementary Data.

          (21)  Subsidiaries of the Company.

          (23)  Consent of Independent Certified Public Accountants. See Index
                to Financial Statements and Supplementary Data.

(b)   Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of
1934, the Company has duly issued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 21, 2001

W.W. GRAINGER, INC.

By:   /s/ R. L. Keyser                       By:   /s/ R. D. Pappano
      ------------------------------         -----------------------------------
      R. L. Keyser                           R. D. Pappano
      Chairman of the Board                  Vice President, Financial Reporting
      and Chief Executive Officer            (Principal Accounting Officer)
      (Principal Executive Officer
        and a Director)

By:   /s/ P. O. Loux
      ------------------------------
      P. O. Loux
      Senior Vice President, Finance
      and Chief Financial Officer
      (Principal Financial Officer)

 /s/ Brian P. Anderson          March 21, 2001      /s/ Neil S. Novich             March 21, 2001
-----------------------------                      ------------------------
     Brian P. Anderson                                  Neil S. Novich
         Director                                          Director

 /s/   Jere D. Fluno            March 21, 2001      /s/ James D. Slavik            March 21, 2001
-----------------------------                      ------------------------
       Jere D. Fluno                                    James D. Slavik
         Director                                          Director

 /s/  Wilbur H. Gantz           March 21, 2001      /s/ Harold B. Smith            March 21, 2001
-----------------------------                      ------------------------
      Wilbur H. Gantz                                   Harold B. Smith
         Director                                          Director

 /s/ David W. Grainger          March 21, 2001      /s/ Fred L. Turner             March 21, 2001
-----------------------------                      ------------------------
     David W. Grainger                                  Fred L. Turner
         Director                                          Director

/s/ John W. McCarter, Jr.       March 21, 2001      /s/  Janiece S. Webb           March 21, 2001
-----------------------------                      ------------------------
    John W. McCarter, Jr.                                Janiece S. Webb
         Director                                          Director

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                        December 31, 2000, 1999, and 1998

                                                                                              Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.....................................         18

FINANCIAL STATEMENTS

        CONSOLIDATED STATEMENTS OF EARNINGS............................................         19

        CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS..............................         19

        CONSOLIDATED BALANCE SHEETS

               ASSETS..................................................................         20

               LIABILITIES AND SHAREHOLDERS' EQUITY....................................         21

        CONSOLIDATED STATEMENTS OF CASH FLOWS..........................................      22-23

        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY................................         24

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................................      25-37

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
W.W. Grainger, Inc.

   We have audited the accompanying consolidated balance sheets of W.W.
Grainger, Inc., and Subsidiaries as of December 31, 2000, 1999, and 1998, and
the related consolidated statements of earnings, comprehensive earnings, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of W.W. Grainger,
Inc., and Subsidiaries as of December 31, 2000, 1999, and 1998, and the
consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

   We have also audited Schedule II of W.W. Grainger, Inc., and Subsidiaries for the years ended December 31, 2000, 1999, and 1998. In our opinion, this
Schedule presents fairly, in all material respects, the information required to be set forth therein.

                                                 GRANT THORNTON LLP

Chicago, Illinois
January 29, 2001

                      W.W. Grainger, Inc., and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS
             (In thousands of dollars except for per share amounts)

                                                                                         Years Ended December 31,
                                                                              --------------------------------------------
                                                                                   2000           1999            1998
                                                                              ------------    ------------    ------------

Net sales .................................................................   $  4,977,044    $  4,636,275    $  4,438,975
Cost of merchandise sold ..................................................      3,391,707       3,125,647       2,947,962
                                                                              ------------    ------------    ------------
        Gross profit ......................................................      1,585,337       1,510,628       1,491,013
Warehousing, marketing, and
  administrative expenses .................................................      1,250,217       1,193,400       1,083,031
                                                                              ------------    ------------    ------------
        Operating earnings ................................................        335,120         317,228         407,982

Other income or (deductions)
  Interest income .........................................................          1,891           1,606           1,560
  Interest expense ........................................................        (24,403)        (15,596)         (6,652)
  Equity in loss of unconsolidated entities ...............................        (10,855)           --              --
  Unclassified--net .......................................................         29,842             512          (2,043)
                                                                              ------------    ------------    ------------
                                                                                    (3,525)        (13,478)         (7,135)
                                                                              ------------    ------------    ------------
        Earnings before income taxes ......................................        331,595         303,750         400,847
Income taxes ..............................................................        138,692         123,019         162,343
                                                                              ------------    ------------    ------------
        Net earnings ......................................................   $    192,903    $    180,731    $    238,504
                                                                              ============    ============    ============

Earnings per share:
  Basic ...................................................................   $       2.07    $       1.95    $       2.48
                                                                              ============    ============    ============
  Diluted .................................................................   $       2.05    $       1.92    $       2.44
                                                                              ============    ============    ============

Weighted average number of shares outstanding:
  Basic ...................................................................     93,003,813      92,836,696      96,231,829
                                                                              ============    ============    ============
  Diluted .................................................................     94,223,815      94,315,479      97,846,658
                                                                              ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                      W.W. Grainger, Inc., and Subsidiaries

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                            (In thousands of dollars)

                                                                                        Years Ended December 31,
                                                                              --------------------------------------------
                                                                                  2000            1999             1998
                                                                              ------------    ------------    ------------
Net earnings ..............................................................   $    192,903    $    180,731    $    238,504
Other comprehensive earnings (loss), net of tax:
  Foreign currency translation adjustments ................................         (9,487)          9,672         (10,354)
  Gain (loss) on investment securities:
    Unrealized holding (loss) gain ........................................        (60,066)         78,683            --
  Reclassification adjustments for realized gains
    included in net earnings ..............................................        (18,070)           --              --
                                                                              ------------    ------------    ------------
                                                                                   (87,623)         88,355         (10,354)
                                                                              ------------    ------------    ------------
Comprehensive earnings ....................................................   $    105,280    $    269,086    $    228,150
                                                                              ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                      W.W. Grainger, Inc., and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                                                              December 31,
                                                                              --------------------------------------------
                            ASSETS                                                2000            1999            1998
                                                                              ------------    ------------    ------------
CURRENT ASSETS
  Cash and cash equivalents ...............................................   $     63,384   $     62,683   $     43,171
  Accounts receivable, less allowances for
    doubtful accounts of $23,436 for 2000,
    $18,369 for 1999, and $15,951 for 1998 ................................        608,297        561,786        463,377
  Inventories .............................................................        704,071        762,495        626,731
  Prepaid expenses ........................................................         25,173         18,387         11,950
  Deferred income tax benefits ............................................         82,077         65,794         61,200
                                                                              ------------   ------------   ------------
        Total current assets ..............................................      1,483,002      1,471,145      1,206,429

PROPERTY, BUILDINGS, AND EQUIPMENT
  Land ....................................................................        147,437        147,118        135,636
  Buildings, structures, and improvements .................................        711,392        683,426        662,236
  Furniture, fixtures, machinery, and equipment ...........................        449,198        471,485        411,295
                                                                              ------------   ------------   ------------
                                                                                 1,308,027      1,302,029      1,209,167
  Less accumulated depreciation
    and amortization ......................................................        631,630        604,278        548,639
                                                                              ------------   ------------   ------------
    Property, buildings, and
      equipment--net ......................................................        676,397        697,751        660,528

DEFERRED INCOME TAXES .....................................................          8,820           --            3,187

INVESTMENTS IN UNCONSOLIDATED ENTITIES ....................................         23,838           --             --

OTHER ASSETS
  Goodwill ................................................................        180,644        186,504        177,355
  Customer lists and other intangibles ....................................         89,611         89,680         89,573
                                                                              ------------   ------------   ------------
                                                                                   270,255        276,184        266,928

  Less accumulated amortization ...........................................        111,094        102,913         86,296
                                                                              ------------   ------------   ------------
                                                                                   159,161        173,271        180,632

  Investments .............................................................         27,761        154,203          5,000
  Capitalized software--net ...............................................         56,118         49,431         33,280
  Sundry ..................................................................         24,504         19,025         14,910
                                                                              ------------   ------------   ------------
    Other assets--net .....................................................        267,544        395,930        233,822
                                                                              ------------   ------------   ------------
TOTAL ASSETS ..............................................................   $  2,459,601   $  2,564,826   $  2,103,966
                                                                              ============   ============   ============

                      W.W. Grainger, Inc., and Subsidiaries

                      CONSOLIDATED BALANCE SHEETS-CONTINUED
                            (In thousands of dollars)

                                                                                               December 31,
                                                                              --------------------------------------------
             LIABILITIES AND SHAREHOLDERS' EQUITY                                 2000            1999            1998
                                                                              ------------    ------------    ------------
CURRENT LIABILITIES
  Short-term debt .........................................................   $    173,538    $    296,836    $     88,060
  Current maturities of long-term debt ....................................         22,770          27,721          22,831
  Trade accounts payable ..................................................        220,924         260,084         212,872
  Accrued contributions to employees'
    profit sharing plans ..................................................         54,739          66,356          75,113
  Accrued expenses ........................................................        246,001         219,151         232,461
  Income taxes ............................................................         29,352             386          33,220
                                                                              ------------    ------------    ------------
      Total current liabilities ...........................................        747,324         870,534         664,557

LONG-TERM DEBT (less current maturities) ..................................        125,258         124,928         122,883

DEFERRED INCOME TAXES .....................................................           --            48,117            --

ACCRUED EMPLOYMENT-RELATED BENEFITS COSTS .................................         49,537          40,718          37,785

MINORITY INTEREST .........................................................             96            --              --

SHAREHOLDERS' EQUITY
  Cumulative Preferred Stock--
    $5 par value--authorized, 12,000,000 shares,
    issued and outstanding, none ..........................................           --              --              --
  Common Stock--$0.50 par value--authorized,
    300,000,000 shares;
    issued, 108,037,082 shares, 2000,
    107,460,978 shares, 1999, and
    107,233,771 shares, 1998 ..............................................         54,017          53,730          53,617
  Additional contributed capital ..........................................        276,819         255,569         249,482
  Retained earnings .......................................................      1,837,298       1,707,258       1,585,344
  Unearned restricted stock compensation ..................................        (22,720)        (16,581)        (17,238)
  Accumulated other comprehensive (loss) earnings .........................        (18,832)         68,791         (19,564)
  Treasury stock, at cost--14,104,212 shares, 2000,
    14,079,292 shares, 1999 and
    13,728,672 shares, 1998 ...............................................       (589,196)       (588,238)       (572,900)
                                                                              ------------    ------------    ------------
      Total shareholders' equity ..........................................      1,537,386       1,480,529       1,278,741
                                                                              ------------    ------------    ------------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY ....................................................   $  2,459,601    $  2,564,826    $  2,103,966
                                                                              ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                      W.W. Grainger, Inc., and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)

                                                                                         Years Ended December 31,
                                                                              --------------------------------------------
                                                                                  2000             1999           1998
                                                                              ------------    ------------    ------------
Cash flows from operating activities:
  Net earnings ............................................................   $    192,903    $    180,731    $    238,504
  Provision for losses on accounts receivable .............................         18,076          13,585          10,310
  Depreciation and amortization:
    Property, buildings, and equipment ....................................         81,898          72,446          58,256
    Intangibles and goodwill ..............................................          8,746          15,941          15,964
    Capitalized software ..................................................         16,249           9,840           4,645
  Tax benefit of stock incentive plans ....................................          3,198           3,424           4,107
  (Gain) on sales of investment securities ................................        (30,017)           --              --
  Loss on unconsolidated entities .........................................         10,855            --              --
  Change in operating assets and liabilities:
    (Increase) in accounts receivable .....................................        (66,332)       (109,269)        (21,349)
    Decrease (increase) in inventories ....................................         54,468        (130,708)        (20,260)
    (Increase) in prepaid expenses ........................................         (7,163)         (6,333)         (3,192)
    (Increase) in deferred income taxes ...................................        (21,077)         (5,909)         (7,393)
    (Decrease) increase in trade accounts payable .........................        (37,944)         45,621           7,237
    Increase (decrease) in other current liabilities ......................         13,836         (23,530)         42,095
    Increase (decrease) in current
      income taxes payable ................................................         28,920         (32,997)         (1,407)
    Increase in accrued employment
      related benefits costs ..............................................          8,819           2,933           2,578
  Other--net ..............................................................          2,322           1,465           1,386
                                                                              ------------    ------------    ------------
Net cash provided by operating activities .................................        277,757          37,240         331,481

Cash flows from investing activities:
  Additions to property, buildings, and equipment .........................        (65,507)       (111,900)       (132,857)
  Proceeds from sale of property, buildings,
    and equipment--net ....................................................          1,701           4,387           4,315
  Expenditures for capitalized software ...................................        (29,406)        (26,473)        (36,983)
  Proceeds from sales of investment securities ............................         31,665            --              --
  Purchases of available-for-sale securities ..............................         (5,000)        (18,500)         (5,000)
  Investments in unconsolidated entities ..................................        (26,862)           --              --
  Other--net ..............................................................           (774)         (2,898)           (144)
                                                                              ------------    ------------    ------------
Net cash (used in) investing activities ...................................        (94,183)       (155,384)       (170,669)

                      W.W. Grainger, Inc., and Subsidiaries

                 CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED
                            (In thousands of dollars)

                                                                                         Years Ended December 31,
                                                                              --------------------------------------------
                                                                                  2000            1999            1998
                                                                              ------------    ------------    ------------
Cash flows from financing activities:
  Net (decrease) increase in short-term debt ..............................   $   (123,298)   $    208,776    $     85,100
  Long-term debt payments .................................................            (70)            (93)         (1,079)
  Stock options exercised .................................................          6,011           1,223             443
  Purchase of treasury stock--net .........................................           (947)        (15,306)       (193,959)
  Contributions from minority interest ....................................            100            --              --
  Cash dividends paid .....................................................        (62,863)        (58,817)        (56,683)
                                                                              ------------    ------------    ------------
Net cash (used in) provided by financing activities .......................       (181,067)        135,783        (166,178)

Exchange rate effect on cash and cash equivalents .........................         (1,806)          1,873            (687)
                                                                              ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ....................................................            701          19,512          (6,053)

Cash and cash equivalents at beginning of year ............................         62,683          43,171          49,224
                                                                              ------------    ------------    ------------
Cash and cash equivalents at end of year ..................................   $     63,384    $     62,683    $     43,171
                                                                              ============    ============    ============

Supplemental Cash Flow Information
  Cash payments for interest ..............................................   $     24,578    $     16,305    $      5,027
  Cash payments for taxes .................................................        112,934         157,561         165,668
Non-cash Investing Activities:
  (Decrease) increase in fair value
    of securities available-for-sale, net of tax effect ...................   $    (78,136)   $     78,683    $       --
  Investment in unconsolidated entity .....................................          7,831            --              --

The accompanying notes are an integral part of these financial statements.

                      W.W. Grainger, Inc., and Subsidiaries

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             (In thousands of dollars except for per share amounts)

                                                                                         Unearned       Accumulated
                                                       Additional                       Restricted         Other
                                           Common      Contributed       Retained          Stock       Comprehensive     Treasury
                                           Stock         Capital         Earnings      Compensation   Earnings (Loss)      Stock
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at January 1, 1998 ..........  $     53,486    $    242,289    $  1,403,523    $    (16,528)   $     (9,210)   $   (378,899)
Exercise of stock options ...........           105           4,316            --              --              --              --
Issuance of 52,500 shares
  of restricted common stock ........            26           2,706            --            (2,732)           --              --
Amortization of unearned
  restricted stock compensation .....          --               129            --             2,022            --              --
Purchase of 4,479,100 shares
  of treasury stock, net of
  4,000 shares issued ...............          --                42            --              --              --          (194,001)
Cumulative translation adjustments ..          --              --              --              --           (10,354)           --
Net earnings ........................          --              --           238,504            --              --              --
Cash dividends paid
  ($0.585 per share) ................          --              --           (56,683)           --              --              --
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1998 ........        53,617         249,482       1,585,344         (17,238)        (19,564)       (572,900)
Exercise of stock options ...........            97           4,411            --              --              --              --
Issuance of 42,000 shares
  of restricted common stock ........            21           1,880            --            (1,901)           --              --
Cancellation of 10,000 shares
  of restricted common stock ........            (5)           (375)           --               380            --              --
Amortization of unearned
  restricted stock compensation .....          --               139            --             2,178            --              --
Purchase of 350,620 shares
  of treasury stock, net of
  4,680 shares issued ...............          --                32            --              --              --           (15,338)
Cumulative translation adjustments ..          --              --              --              --             9,672            --
Unrealized holding gain
  on investments, net of tax ........          --              --              --              --            78,683            --
Net earnings ........................          --              --           180,731            --              --              --
Cash dividends paid
  ($0.63 per share) .................          --              --           (58,817)           --              --              --
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1999 ........        53,730         255,569       1,707,258         (16,581)         68,791        (588,238)
Exercise of stock options ...........           140           8,859            --              --              --              --
Issuance of 367,500 shares
  of restricted common stock ........           182          15,145            --           (15,450)           --              --
Cancellation of 70,500 shares
  of restricted common stock ........           (35)         (2,975)           --             3,010            --              --
Amortization of unearned
  restricted stock compensation .....          --               210            --             6,301            --              --
Purchase of 31,400 shares
  of treasury stock, net of
  6,440 shares issued ...............          --                11            --              --              --              (958)
Cumulative translation adjustments ..          --              --              --              --            (9,487)
Unrealized holding (loss)
  on investments, net of tax ........          --              --              --              --           (60,066)           --
Reclassification adjustments
  for realized gains included
  in net earnings ...................          --              --              --              --           (18,070)           --
Net earnings ........................          --              --           192,903            --              --              --
Cash dividends paid
  ($0.67 per share) .................          --              --           (62,863)           --              --              --
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2000 ........  $     54,017    $    276,819    $  1,837,298    $    (22,720)   $    (18,832)   $   (589,196)
                                       ============    ============    ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                      W.W. Grainger, Inc., and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999, and 1998

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

INVESTMENT IN UNCONSOLIDATED ENTITIES
Investments in 20% to 50% owned affiliates are accounted for using the equity method.

RECLASSIFICATIONS
Certain amounts in the 1999 and 1998 financial statements, as previously reported, have been reclassified to conform to the 2000 presentation.

MANAGEMENT ESTIMATES
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and revenues and expenses. Actual results could differ from those estimates.

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

The Company capitalized interest costs of $747,000, $3,238,000, and $2,323,000, in 2000, 1999, and 1998, respectively.

LONG-LIVED ASSETS
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value of an asset is determined to be less than the carrying amount of the asset, a loss is recognized for the difference.

REVENUE RECOGNITION
Revenues recognized include product sales, billings for freight and handling charges, and fees earned for services provided. The Company recognizes product sales and billings for freight and handling charges on the date products are shipped. Fee revenues are recognized on the date services are completed.

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

COMPREHENSIVE EARNINGS
The Company's comprehensive earnings include unrealized gains on investments, net of tax, and foreign currency translation adjustments with no related income tax effects. The cumulative amount of other comprehensive (loss) earnings was
$(18,832,000), $68,791,000, and $(19,564,000), at December 31, 2000, 1999, and
1998, respectively.

NEW ACCOUNTING PRONOUNCEMENTS
In September 2000, the Emerging Issues Task Force (EITF) reached a consensus with respect to EITF Issue 00-10, "Accounting for Shipping and Handling Fees and
Costs." The purpose of this issue discussion was to clarify the classification of shipping and handling revenue and costs. The consensus reached was that all shipping and handling amounts billed to customers should be classified as revenue.

Additionally, a consensus was reached that the classification of shipping and handling costs is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22, "Disclosures of
Accounting Policies." The Company may adopt a policy of including shipping and handling costs in cost of sales or in operating expenses. If shipping costs are material and are not included in cost of sales, disclosure of both the amount of such costs and the line item on the income statement is required.

Previously, the Company had netted its revenues from shipping and handling charges billed to customers against the related costs and included the residual amount as Warehousing, marketing, and administrative expenses on the
Consolidated Statements of Earnings.

The Company has adopted EITF Issue 00-10 and has reclassified billings to customers for freight and handling charges from Warehousing, marketing, and administrative expenses to Net sales in the Consolidated Statements of Earnings for all periods presented. Additionally, all freight-out and handling expenses have been reclassified from Warehousing, marketing, and administrative expenses to Cost of merchandise sold in the Consolidated Statements of Earnings for all periods presented. The Company defines handling costs as those costs incurred to fulfill a shipped sales order. The impact of this change was to increase previously reported Net sales and Cost of merchandise sold while reducing
Warehousing, marketing, and administrative expenses. Reported Operating earnings and Net earnings did not change.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133,
"Accounting for Derivative Instruments and Hedging Activities," which was later amended by Statement No.137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133" and by
Statement No. 138, "Accounting for Certain Derivative Instruments and Certain
Hedging Activities -- an Amendment of FASB Statement No. 133" (collectively,
SFAS No. 133). SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivatives and whether they qualify for hedge accounting. The Company plans to adopt SFAS No. 133 on January 1, 2001. Adoption of SFAS No. 133 will be recorded as a cumulative effect of a change in accounting principle and will not result in restatement of previously issued financial statements. Additionally, the Company has determined that SFAS No. 133 will not have a material effect on its results of operations or financial position.

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

Inventories would have been $211,801,000, $211,490,000, and $217,455,000, higher than reported at December 31, 2000, 1999, and 1998, respectively, if the first-in, first-out (FIFO) method of inventory accounting had been used for all
Company inventories. Net earnings would have increased (decreased) by $188,000,
$(3,603,000), and $1,056,000 for the years ended December 31, 2000, 1999, and
1998, respectively, using the FIFO method of accounting. Inventories under FIFO approximate replacement cost.

Note 5--INVESTMENTS IN UNCONSOLIDATED ENTITIES
During 2000, the Company made investments in several Internet related start-up joint ventures.

On August 1, 2000, the Company completed a transaction that combined the assets of its OrderZone.com business with Works.com. In addition, the Company invested
$21 million in cash in Works.com and agreed to make Works.com's purchasing management service and marketplace available to the Company's small and mid-size customers through Grainger.com. For its contributions, the Company received a 40% equity stake in the combined company, which is subject to certain voting and transfer restrictions. Subsequent to August 1, 2000, the Company accounted for its interest in Works.com using the equity method. The results of
OrderZone.com were included in the consolidated results of the Company through
July 31, 2000.

The Company also made equity investments in three other joint ventures. The
Company accounts for all of these joint ventures using the equity method of accounting.

As start-up businesses, the time frame or the ultimate ability to achieve profitability is uncertain. Reaching profitability is also dependent upon the entities securing sufficient capital funding to support developmental activities.

The table below summarizes the activity of these investments. The losses reflect the start-up nature of these businesses.

                                                                   Year Ended December 31, 2000
                                                                     (In thousands of dollars)
                                                              ------------------------------------
                                         W.W. Grainger, Inc.    Initial      Equity
                                             Percentage       Investment     Losses     Investment
             Entity                           Ownership          Cost      (after-tax)    Balance
---------------------------------------- -------------------  ----------  ------------ -----------
Works.com ..............................         40%          $   32,284  $   (10,031) $    22,253
Other ..................................       24%-49%             2,409         (824)       1,585
                                                              ----------  ------------ -----------
                                                              $   34,693  $   (10,855) $    23,838
                                                              ==========  ============ ===========

NOTE 6--INTANGIBLES
Goodwill represents the cost in excess of net assets of acquired companies and is amortized on a straight-line basis over periods of five to forty years. The
Company's goodwill is predominately denominated in Canadian dollars and, accordingly, the changes in the asset balance are due to foreign exchange rate fluctuations.

Customer lists and other intangibles are amortized on a straight-line basis over periods of eight to seventeen years.

Note 7--INVESTMENTS
Investments in this category are all available-for-sale securities. These investments consist of marketable securities and non-publicly traded equity securities for which a market value is not readily determinable. Marketable securities are reported at fair value, with unrealized gains or losses on such securities reflected, net of taxes, as a separate component of shareholders'
equity. Non-publicly traded equity securities are reported at cost. There have been no dividends earned on these investments. During 2000, the Company sold a portion of its investments. The gains on these sales were calculated using the specific identification method and are reported in Unclassified--net.

The original cost, realized and unrealized gains (pretax), and fair value of available-for-sale securities are summarized as follows:

                                                                               December 31,
                                                               ------------------------------------------
                                                                     2000         1999            1998
                                                               ------------   ------------   ------------
Available-for-Sale Securities                                            (in thousands of dollars)
 Marketable securities
  Cost .....................................................   $     16,852   $     18,500   $     --
  Unrealized gains .........................................            909        130,703         --
                                                               ------------   ------------   ------------
  Fair value ...............................................         17,761        149,203         --
 Non-publicly traded equity securities
  Cost .....................................................         10,000          5,000          5,000
                                                               ------------   ------------   ------------
                                                               $     27,761   $    154,203   $      5,000
                                                               ============   ============   ============
Proceeds from sales ........................................   $     31,665   $       --     $     --
                                                               ============   ============   ============
Realized gain on sales .....................................   $     30,017   $       --     $     --
                                                               ============   ============   ============

NOTE 8--CAPITALIZED SOFTWARE
Amortization of capitalized software is predominately on a straight-line basis over five years. During 1998, the Company acquired a new business enterprise software system. Amortization expense was $16,249,000, $9,840,000, and
$4,645,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

NOTE 9--SHORT-TERM DEBT
The following summarizes information concerning short-term debt:
                                                          2000          1999          1998
                                                       ----------    ----------    ----------
Bank Debt                                                    (In thousands of dollars)
---------
Outstanding at December 31 .........................   $    2,972    $    4,598    $    3,704
Maximum month-end balance during the year ..........   $    4,818    $    4,675    $    3,704
Average amount outstanding during the year .........   $    4,191    $    3,263    $    2,565
Weighted average interest rate during the year .....          6.9%          6.1%          6.0%
Weighted average interest rate at December 31 ......          7.4%          6.6%          5.7%

Commercial Paper
----------------
Outstanding at December 31 .........................   $  170,566    $  292,238    $   84,356
Maximum month-end balance during the year ..........   $  300,607    $  292,250    $   84,356
Average amount outstanding during the year .........   $  247,640    $  193,674    $   15,668
Weighted average interest rate during the year .....          6.5%          5.7%          5.3%
Weighted average interest rate at December 31 ......          6.6%          6.2%          5.4%

The Company and its subsidiaries had committed lines of credit totaling
$518,344,000, $568,848,000, and $318,069,000 at December 31, 2000, 1999, and
1998, respectively, including $13,344,000, $13,848,000, and $13,069,000 denominated in Canadian dollars. A Company subsidiary also had a $16,680,000,
$17,311,000, and $32,673,000 uncommitted line of credit denominated in Canadian dollars as of December 31, 2000, 1999, and 1998, respectively. At December 31,
2000, 1999, and 1998, borrowings under the subsidiaries' committed lines of credit were $2,972,000, $4,598,000, and $3,704,000, respectively. The Company has guaranteed these borrowings.

NOTE 10--EMPLOYEE BENEFITS

RETIREMENT PLANS. A majority of the Company's employees are covered by a noncontributory profit sharing plan. This plan provides for annual employer contributions based upon a formula related primarily to earnings before federal income taxes, limited to 15% of the total compensation paid to all eligible employees. The Company also sponsors additional profit sharing and defined benefit plans, which cover most of the other employees. Provisions under all plans were $42,353,000, $55,007,000, and $65,576,000 for the years ended
December 31, 2000, 1999, and 1998, respectively.

POSTRETIREMENT BENEFITS. The Company has a health care benefits plan that provides coverage to its retired employees and their dependents should they elect to maintain such coverage. A majority of the Company's employees become eligible for participation when they qualify for retirement while working for the Company.

The amounts charged to operating expense for postretirement health care benefits were $3,767,000, $4,523,000, and $4,256,000 for the years ended December 31,
2000, 1999, and 1998, respectively. Components of the expense were:
                                                                   2000          1999         1998
                                                                 ----------   ----------   ----------
                                                                     (In thousands of dollars)
Service cost ....................................................$    3,083   $    3,446   $    3,076
Interest cost ...................................................     3,189        2,854        2,546
Expected return on assets .......................................    (1,563)      (1,302)        (968)
Amortization of transition asset (22 year amortization) .........      (143)        (143)        (143)
Amortization of unrecognized gain ...............................      (724)        (257)        (180)
Amortization of prior service cost ..............................       (75)         (75)         (75)
                                                                 ----------   ----------   ----------
                                                                 $    3,767   $    4,523   $    4,256
                                                                 ==========   ==========   ==========

Participation in the plan is voluntary at retirement and requires participants to make contributions, as determined by the Company, toward the cost of the plan. The accounting for the health plan anticipates future cost-sharing changes to retiree contributions that will maintain the current cost-sharing ratio between the Company and the retirees.

A Group Benefit Trust has been established as the vehicle to process benefit payments. The assets of the trust are invested in a Standard & Poors 500 index fund. The assumed weighted average long-term rate of return is 6.0%, which is net of a 33.0% tax rate. The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal
Revenue Code of 1986, as amended, and was $1,385,000, $1,686,000, and
$2,444,000, for the years ended December 31, 2000, 1999, and 1998, respectively.

A reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation (APBO), the fair value of assets, and the funded status of the benefit obligation as of December 31, 2000, 1999, and 1998 is as follows:
                                                            2000         1999          1998
                                                        ----------    ----------    ----------
                                                                (In thousands of dollars)

Benefit obligation at the beginning of the year .....   $   40,394    $   43,675    $   35,866
  Service cost ......................................        3,083         3,446         3,076
  Interest cost .....................................        3,189         2,854         2,546
  Plan participant contributions ....................          762           535           366
  Actuarial loss (gain) .............................        3,598        (7,913)        3,503
  Benefits paid .....................................       (1,982)       (2,203)       (1,682)
                                                        ----------    ----------    ----------
Benefit obligation at the end of the year ...........       49,044        40,394        43,675
                                                        ----------    ----------    ----------
Fair value of plan assets at beginning of year ......       22,188        18,636        14,079
  Actual return on plan assets ......................       (1,848)        3,534         3,429
  Employer contributions ............................        1,385         1,686         2,444
  Plan participant contributions ....................          762           535           366
  Benefits paid .....................................       (1,982)       (2,203)       (1,682)
                                                        ----------    ----------    ----------
Fair value of plan assets at the end of the year ....       20,505        22,188        18,636
                                                        ----------    ----------    ----------
Funded status .......................................      (28,539)      (18,206)      (25,039)

Unrecognized transition asset .......................       (1,999)       (2,142)       (2,285)
Unrecognized net actuarial gain .....................       (3,447)      (11,180)       (1,296)
Unrecognized prior service cost .....................         (777)         (852)         (927)
                                                        ----------    ----------    ----------
Accrued postretirement benefits cost ................   $  (34,762)   $  (32,380)   $  (29,547)
                                                        ==========    ==========    ==========

To determine the APBO as of December 31, 2000, 1999, and 1998, the assumed weighted average discount rate used was 7.5%, 7.8%, and 6.8%, respectively. The assumed health care cost trend rate for 2001 is 8.5%. Beginning in 2002, the assumed health care cost trend rate declines on a straight-line basis until
2010, when the ultimate trend rate of 5.0% is achieved.

If the assumed health care cost trend rate was increased by one percentage point for each year, the APBO as of December 31, 2000 would increase by $9,784,000.
The aggregate of the service cost and interest cost components of the 2000 net periodic postretirement benefits expense would increase by $1,462,000.

If the assumed health care cost trend rate was decreased by one percentage point for each year, the APBO as of December 31, 2000 would decrease by $7,774,000.
The aggregate of the service cost and interest cost components of the 2000 net periodic postretirement benefits expense would decrease by $1,135,000.

NOTE 11--LONG-TERM DEBT
Long-term debt consisted of the following at December 31:

                                                           2000         1999         1998
                                                        ----------   ----------   ----------
                                                               (In thousands of dollars)
Uncommitted revolving credit facility ...............   $  120,363   $  124,914   $  117,885
Industrial development revenue bonds ................       27,650       27,650       27,650
Other ...............................................           15           85          179
                                                        ----------    ---------   ----------
                                                           148,028      152,649      145,714
Less current maturities .............................       22,770       27,721       22,831
                                                        ----------    ---------   ----------
                                                        $  125,258   $  124,928   $  122,883
                                                        ==========   ==========   ==========

As part of the permanent financing for a Canadian Subsidiary, the Company maintained a $120,363,000 uncommitted revolving credit facility, denominated in
Canadian dollars. The Company had $120,363,000 outstanding at December 31, 2000 relating to this facility with a weighted average interest rate of 6.05%. The
Company has the intent and the ability to refinance the obligation on a long-term basis through its credit lines and, therefore, it is included in long-term debt.

The industrial development revenue bonds include various issues that bear interest at variable rates up to 15%, or variable rates up to 78.2% of the prime rate, and come due in various amounts from 2001 through 2021. Interest rates on some of the issues are subject to change at certain dates in the future. The bondholders may require the Company to redeem certain bonds concurrent with a change in interest rates and certain other bonds annually. In addition,
$13,545,000 of these bonds had an unsecured liquidity facility available at
December 31, 2000, for which the Company compensated a bank through a commitment fee of 0.07%. There were no borrowings related to this facility at December 31,
2000. The Company classified $22,755,000 of bonds currently subject to redemption options in current maturities of long-term debt at December 31, 2000.
The Company classified $27,650,000 and $22,755,000 of bonds subject to redemption options in current maturities of long-term debt at December 31, 1999 and 1998, respectively.

The aggregate amounts of long-term debt maturing in each of the five years subsequent to December 31, 2000 are as follows:

                                                         Amounts      Amounts
                                                      Payable Under  Subject to
                                                         Terms of    Redemption
                                                        Agreements    Options
                                                        ----------   ----------
                                                       (In thousands of dollars)

2001 ................................................   $       15   $   22,755
2002 ................................................         --           --
2003 ................................................      120,363         --
2004 ................................................         --           --
2005 ................................................         --          4,895

NOTE 12--LEASES
The Company leases certain land, buildings, and equipment. The Company capitalizes all significant leases that qualify as capital leases.

At December 31, 2000, the approximate future minimum aggregate payments for all leases were as follows:

                                                                  Operating Leases
                                                        -----------------------------------
                                                            Real      Personal                  Capital
                                                          Property    Property      Total       Leases
                                                        ----------   ----------   ----------   ----------
                                                                      (In thousands of dollars)

2001 ................................................   $   15,758   $      216   $   15,974   $       15
2002 ................................................       13,091          197       13,288         --
2003 ................................................       10,151         --         10,151         --
2004 ................................................        7,502         --          7,502         --
2005 ................................................        3,490         --          3,490         --
Thereafter ..........................................        5,071         --          5,071         --
                                                        ----------   ----------   ----------   ----------
Total minimum payments required .....................       55,063          413       55,476           15
Less amounts representing sublease income ...........        1,789         --          1,789
                                                        ----------   ----------   ----------
                                                        $   53,274   $      413   $   53,687
                                                        ==========   ==========   ==========
Less imputed interest ...............................                                                --
                                                                                               ----------
Present value of minimum lease payments
  (included in long-term debt) ......................                                          $       15
                                                                                               ==========

Total rent expense, including both items under lease and items rented on a month-to-month basis, was $20,759,000, $19,383,000, and $16,336,000 for 2000,
1999, and 1998, respectively.

NOTE 13--STOCK INCENTIVE PLANS
The Company's Long-Term Stock Incentive Plan ("The Plan") allows the Company to grant a variety of incentive awards to key employees of the Company. A maximum of 8,056,828 shares of common stock are authorized for issuance under the Plan in connection with awards of non-qualified stock options, stock appreciation rights, restricted stock, phantom stock rights, and other stock-based awards.

The Plan authorizes the granting of restricted stock, which is held by the
Company until terms and conditions specified by the Company are satisfied.
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

There were 367,500 shares of restricted stock issued in 2000 with a weighted average fair market value of $41.90 per share. There were 42,000 shares of restricted stock issued in 1999 with a weighted average fair market value of
$45.26 per share. There were 52,500 shares of restricted stock issued in 1998 with a fair market value of $52.04 per share. The shares vest over periods from four to ten years from issuance, although accelerated vesting is provided in certain instances. Restricted stock released totaled 5,000, 0, and 400 shares in
2000, 1999, and 1998, respectively. Compensation expense related to restricted stock awards is based upon market prices at date of grant and is charged to earnings on a straight-line basis over the period of restriction. Total compensation expense related to restricted stock was $6,301,000, $2,178,000, and
$2,022,000 in 2000, 1999, and 1998, respectively.

During 1997, the Company adopted a Director Stock Plan in which non-employee directors participate. A total of 500,000 shares of common stock were reserved for issuance in connection with awards of stock, stock units, stock options, restricted stock, and other stock-based awards under the new plan.

A retainer fee for Board service is paid to non-employee directors in the form of an annual award under the Director Stock Plan of unrestricted shares of
Grainger common stock. The number of shares is equal to the retainer fee divided by the fair market value of a share of Grainger common stock at the time of the award, rounded up to the next 10-share increment. Total shares granted were
6,480, 4,680, and 4,500 in 2000, 1999, and 1998, respectively.

Non-employee directors additionally receive an annual stock option award under the Director Stock Plan to purchase shares of Grainger common stock. The number of shares covered by each option is equal to the award divided by the fair market value of a share of Grainger common stock at the time of award, rounded to the next 10-share increment. The per-share option exercise price is 100% of that value. The options are fully exercisable upon award and have a 10-year term. Total options granted were 16,560, 16,740, and 11,680 in 2000, 1999, and
1998, respectively.

The Company awarded Stock Units under the Director Stock Plan in connection with the termination of previous director compensation plans. A Stock Unit is essentially the economic equivalent of a share of Common stock. Additional deferred fees and dividends are converted to Stock Units based on the market value of the stock at the relevant time. Payment of the value of Stock Units generally will be made after the termination of service as a director. As of
December 31, 2000 and 1999, nine directors held Stock Units. As of December 31,
1998, eight directors held Stock Units. The Company recognized expense of
$426,000, $300,000, and $286,000 for 2000, 1999, and 1998, respectively. Total stock units outstanding were 45,765, 43,219, and 41,644 in 2000, 1999, and 1998, respectively.

Transactions involving stock options are summarized as follows:
                                                                                                 Weighted
                                                                                                  Average
                                                                                                 Price Per
                                                                             Option Shares         Share        Exercisable
                                                                             -------------       ---------      -----------
Outstanding at January 1, 1998.........................................        3,293,360            $29.14        1,679,900
  Granted..............................................................          884,620            $51.35      ===========
  Exercised............................................................         (335,900)           $19.94
  Canceled or expired..................................................          (51,640)           $38.32
                                                                             -------------
Outstanding at December 31, 1998.......................................        3,790,440            $35.01        1,732,300
                                                                                                                ===========

  Granted..............................................................        1,234,100            $48.43
  Exercised............................................................         (304,380)           $21.49
  Canceled or expired..................................................         (110,400)           $46.23
                                                                             -------------
Outstanding at December 31, 1999.......................................        4,609,760            $39.23        2,239,940
                                                                                                                ===========

  Granted..............................................................        1,974,650            $43.17
  Exercised............................................................         (301,860)           $23.68
  Canceled or expired..................................................         (329,140)           $45.85
                                                                             -------------
Outstanding at December 31, 2000.......................................        5,953,410            $40.96        2,363,810
                                                                             =============                      ===========

All options were issued at market price on the date of grant. Options were issued with initial vesting periods ranging from immediate to six years.

Information about stock options outstanding at December 31, 2000, is as follows:

                                       Options Outstanding
        -----------------------------------------------------------------------------------
                                                                Weighted Average
                                                     --------------------------------------
        Range of Exercise         Number             Remaining Contractual         Exercise
             Prices             Outstanding              Life (Years)                Price
        ---------------         -----------          ---------------------         --------
          $20.53-$33.75          1,674,730                    3.6                    $29.92
          $35.44-$43.50          2,452,950                    8.6                    $41.92
          $44.25-$53.63          1,825,730                    7.9                    $49.79
                                -----------------------------------------------------------
                                 5,953,410                    7.0                    $40.96

                            Options Exercisable
        -------------------------------------------------------------
        Range of Exercise         Number             Weighted Average
             Prices             Exercisable           Exercise Price
        ---------------     -------------------      ----------------
          $20.53-$33.75          1,627,150                $29.94
          $35.44-$43.50            599,580                $10.96
          $44.25-$53.63            137,080                $30.62
                                 -----------------------------------
                                 2,363,810                $32.77

Shares available for future awards were 768,168, 2,717,158, and 3,877,538, at
December 31, 2000, 1999, and 1998, respectively.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 123,
"Accounting for Stock-Based Compensation," the Company has elected to continue to account for stock compensation under Accounting Principles Board Opinion No.
25. Pro forma net earnings and earnings per share, as calculated under SFAS No.
123, are as follows:

                                                 2000          1999          1998
                                           ------------   ------------   ------------
                                                     (In thousands of dollars
                                                  except for per share amounts)

Net earnings ...........................   $    183,131   $    174,144   $    234,257
Earnings per share:
  Basic ................................   $       1.97   $       1.88   $       2.43
  Diluted ..............................   $       1.94   $       1.85   $       2.39

The weighted average fair value of the stock options granted during 2000, 1999, and 1998, was $13.65, $17.26, and $16.12, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model based on the date of the grant and the following weighted average assumptions:

                                                 2000         1999         1998
                                              ---------    ----------   ----------
Risk-free interest rate.................            6.4%         6.8%         5.8%
Expected life...........................      7.0 years    7.0 years    7.0 years
Expected volatility.....................           20.1%        20.1%        20.1%
Expected dividend yield.................            1.8%         1.5%         1.5%

NOTE 14--INCOME TAXES
The asset and liability approach of SFAS No. 109, "Accounting for Income Taxes,"
requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial bases and tax bases of assets and liabilities. Income tax expense consisted of the following:
                                              2000            1999          1998
                                            ---------      ----------    ----------
                                                    (In thousands of dollars)
Current provision:
  Federal (including foreign) ..........   $  123,356      $  106,993    $  141,462
  State ................................       22,948          21,336        28,791
                                            ---------      ----------    ----------
    Total current ......................      146,304         128,329       170,253
Deferred tax (benefits) ................       (7,612)         (5,310)       (7,910)
                                           ----------      ----------    ----------
Total provision ........................   $  138,692      $  123,019    $  162,343
                                           ==========      ==========    ==========

The deferred tax (benefits) expenses represent the net effect of the changes in the amounts of temporary differences.

The income tax effects of temporary differences that gave rise to the net deferred tax asset as of December 31, 2000, 1999, and 1998 were:

                                                                            2000         1999          1998
                                                                         ----------    ----------    ----------
                                                                                (In thousands of dollars)
Current deferred tax assets (liabilities):
  Inventory valuations ...............................................   $   33,216    $   26,043    $   25,012
  Administrative and general expenses
    deducted on a paid basis for tax purposes ........................       45,582        36,208        33,776
  Employment-related benefits expense ................................        3,120         2,755         2,454
  Other ..............................................................          159           788           (42)
                                                                         ----------    ----------    ----------
    Total net current deferred tax assets ............................   $   82,077    $   65,794    $   61,200
                                                                         ----------    ----------    ----------
Noncurrent deferred tax (liabilities) assets:
  Purchased tax benefits .............................................   $  (13,283)   $  (17,482)   $  (22,185)
  Temporary differences related to property,
    buildings, and equipment .........................................       (6,749)       (2,018)         (388)
  Intangible amortization ............................................        8,493        11,583        10,368
  Deferred tax liability of foreign investment corporation ...........       (7,553)       (4,674)       (1,233)
  Employment-related benefits expense ................................       24,793        16,206        15,038
  Net operating loss carryforwards                                            8,217         6,492         4,372
  Unrealized gain on investments .....................................         (362)      (52,020)         --
  Other ..............................................................        3,481           288         1,587
                                                                         ----------    ----------    ----------
    Total gross noncurrent deferred tax asset (liability) ............       17,037       (41,625)        7,559
  Less valuation allowance ...........................................       (8,217)       (6,492)       (4,372)
                                                                         ----------    ----------    ----------
    Total net noncurrent deferred tax asset (liability) ..............        8,820       (48,117)        3,187
                                                                         ----------    ----------    ----------
Net deferred tax asset ...............................................   $   90,897    $   17,677    $   64,387
                                                                         ==========    ==========    ==========

The purchased tax benefits represent lease agreements acquired in prior years under the provisions of the Economic Recovery Act of 1981.

Under the provisions of SFAS No. 109, Net Operating Losses (NOLs) represent temporary differences that enter into the calculation of deferred tax balances.
Since 1997, the Company has experienced NOLs for a foreign start-up operation.
The full amount of the deferred tax asset is offset by a valuation allowance due to the uncertainty of utilizing these NOLs.

A reconciliation of income tax expense with federal income taxes at the statutory rate follows:

                                                                            2000           1999         1998
                                                                         ----------    ----------    ----------
                                                                                (In thousands of dollars)

Federal income taxes at the statutory rate ...........................   $  119,857    $  106,313    $  140,296
Foreign rate differences .............................................        1,578         1,429         1,703
State income taxes, net of federal income tax benefits ...............       13,197        13,368        17,637
Other--net ...........................................................        4,060         1,909         2,707
                                                                         ----------    ----------    ----------
  Income tax expense .................................................   $  138,692    $  123,019    $  162,343
                                                                         ==========    ==========    ==========

  Effective tax rate .................................................         41.8%         40.5%         40.5%
                                                                         ==========    ==========    ==========

NOTE 15--EARNINGS PER SHARE
Basic earnings per share is based on the weighted average number of shares outstanding during the year. Diluted earnings per share is based on the combination of weighted average number of shares outstanding and dilutive potential shares.

The following table sets forth the computation of basic and
diluted earnings per share for the years ended December 31:
                                                                   2000        1999         1998
                                                                ---------    ---------   ----------
                                                           (In thousands except for per share amounts)

Net earnings ...............................................   $  192,903   $  180,731   $  238,504
                                                               ==========   ==========   ==========
Denominator for basic earnings per share--
  weighted average shares ..................................       93,004       92,837       96,232
Effect of dilutive securities--
  stock based compensation .................................        1,220        1,478        1,615
                                                                ---------    ---------   ----------
Denominator for diluted earnings per share--weighted
  average shares adjusted for dilutive securities ..........       94,224       94,315       97,847
                                                               ==========   ==========   ==========

Basic earnings per common share ............................   $     2.07   $     1.95   $     2.48
                                                               ==========   ==========   ==========

Diluted earnings per common share ..........................   $     2.05   $     1.92   $     2.44
                                                               ==========   ==========   ==========

NOTE 16--ISSUANCE OF PREFERRED SHARE PURCHASE RIGHTS
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

NOTE 17--SEGMENT INFORMATION
The Company has three reported segments: Branch-based Distribution, Digital, and
Lab Safety Supply. The Branch-based Distribution segment provides customers with solutions to their immediate MRO needs. Branch-based Distribution is an aggregation of the following business segments: Grainger Industrial Supply,
Grainger.com, Acklands-Grainger Inc., Grainger Export, Grainger Global Sourcing,
Grainger Parts, Grainger, S.A. de C.V. and Puerto Rico. The Digital Business
segment provides e-commerce solutions to customers' MRO and other needs. The
Digital segment is an aggregation of the FindMRO.com, MROverstocks.com, and
TotalMRO.com business segments. Lab Safety Supply is a direct marketer of safety and other industrial products. Other businesses of the Company include a number of other businesses, the largest being Grainger Integrated Supply.

The Company's segments offer differing ranges of services and/or products and require different resources and marketing strategies. The Company's segments were initially formed in late 1999 as the Company refocused its organization to meet the diverse needs of its customers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment transfer prices were established at external selling prices, less costs not incurred due to the related party sale.

                                                                            2000
                                           --------------------------------------------------------------------------
                                          Branch-based                        Lab
                                          Distribution      Digital      Safety Supply      Other           Totals
                                           ------------   ------------    ------------   ------------    ------------
                                                                       (In thousands of dollars)

Total net sales ........................   $  4,483,777   $     55,683    $    330,108   $    180,852    $  5,050,420
Intersegment net sales .................         13,156         54,270             951          4,999          73,376
Net sales to external customers ........      4,470,621          1,413         329,157        175,853       4,977,044
Segment operating
  earnings (loss) ......................        397,252        (48,207)         55,037        (13,257)        390,825

Segment assets .........................   $  2,016,220   $      9,933    $    111,961   $     54,095    $  2,192,209
Depreciation and amortization ..........         74,389          1,170           9,784          2,334          87,677
Additions to long-lived assets .........         72,606          8,153           7,397          2,990          91,146

                                                                                 1999
                                           --------------------------------------------------------------------------
                                          Branch-based                        Lab
                                          Distribution      Digital      Safety Supply      Other           Totals
                                           ------------   ------------    ------------   ------------    ------------
                                                                       (In thousands of dollars)

Total net sales ........................   $  4,211,316   $      2,979    $    313,533   $    125,882    $  4,653,710
Intersegment net sales .................          9,826          2,499             715          4,395          17,435
Net sales to external customers ........      4,201,490            480         312,818        121,487       4,636,275
Segment operating
  earnings (loss) ......................        357,925        (20,560)         42,878        (16,306)        363,937

Segment assets .........................   $  2,060,781   $      3,615    $    113,393   $     48,472    $  2,226,261
Depreciation and amortization ..........         66,710            534          16,059          2,255          85,558
Additions to long-lived assets .........        102,835          2,560           8,855          4,701         118,951

                                                                             1998
                                           --------------------------------------------------------------------------
                                          Branch-based                        Lab
                                          Distribution      Digital      Safety Supply      Other           Totals
                                           ------------   ------------    ------------   ------------    ------------
                                                                    (In thousands of dollars)

Total net sales ........................   $  4,079,415   $        497    $    288,491   $     86,358    $  4,454,761
Intersegment net sales .................          8,610            497             567          6,112          15,786
Net sales to external customers ........      4,070,805           --           287,924         80,246       4,438,975
Segment operating
  earnings (loss) ......................        435,891         (8,091)         39,330        (20,822)        446,308

Segment assets .........................   $  1,830,172   $        858    $    115,430   $     27,654    $  1,974,114
Depreciation and amortization ..........         56,388             41          16,290          1,419          74,138
Additions to long-lived assets .........        127,811          1,054           1,334          7,660         137,859

Following are reconciliations of the segment information with the consolidated totals per the financial statements (in thousands of dollars):

                                                                    2000           1999             1998
                                                               ------------    ------------    ------------
Operating Earnings:
Total operating earnings for reportable segments ...........   $    390,825    $    363,937    $    446,308
Unallocated expenses .......................................        (55,705)        (46,709)        (38,326)
                                                               ------------    ------------    ------------
  Total consolidated operating earnings ....................   $    335,120    $    317,228    $    407,982
                                                               ============    ============    ============
Assets:
Total assets for reportable segments .......................   $  2,192,209    $  2,226,261    $  1,974,114
Unallocated assets .........................................        267,392         338,565         129,852
                                                               ------------    ------------    ------------
  Total consolidated assets ................................   $  2,459,601    $  2,564,826    $  2,103,966
                                                               ============    ============    ============

                                                                                      2000
                                                               --------------------------------------------
                                                                 Segment                     Consolidated
Other Significant Items:                                          Totals       Adjustments       Totals
                                                               ------------   ------------   ------------
Depreciation and amortization ..............................   $     87,677   $     19,216   $    106,893
Additions to long-lived assets .............................   $     91,146   $      3,767   $     94,913

                                                                                              Long-lived
Geographic Information:                                                         Revenues        Assets
                                                                              ------------   ------------
United States ..............................................                  $  4,475,425   $    718,954
Canada .....................................................                       404,320        170,434
Other foreign countries ....................................                        97,299          2,288
                                                                              ------------   ------------
                                                                              $  4,977,044   $    891,676
                                                                              ============   ============

                                                                                      1999
                                                               --------------------------------------------
                                                                 Segment                     Consolidated
Other Significant Items:                                          Totals       Adjustments       Totals
                                                               ------------   ------------   ------------
Depreciation and amortization ..............................   $     85,558   $     12,669   $     98,227
Additions to long-lived assets .............................   $    118,951   $     19,422   $    138,373

                                                                                              Long-lived
Geographic Information:                                                          Revenues        Assets
                                                                              ------------   ------------
United States ..............................................                  $  4,206,269   $    732,994
Canada .....................................................                       350,599        184,834
Other foreign countries ....................................                        79,407          2,625
                                                                              ------------   ------------
                                                                              $  4,636,275   $    920,453
                                                                              ============   ============

                                                                                      1998
                                                               --------------------------------------------
                                                                 Segment                     Consolidated
Other Significant Items:                                          Totals       Adjustments       Totals
                                                               ------------   ------------   ------------
Depreciation and amortization ..............................   $     74,138   $      4,727   $     78,865
Additions to long-lived assets .............................   $    137,859   $     31,981   $    169,840

                                                                                               Long-lived
Geographic Information:                                                         Revenues         Assets
                                                                              ------------   ------------
United States ..............................................                  $  4,037,821   $    692,747
Canada .....................................................                       330,054        180,613
Other foreign countries ....................................                        71,100          1,080
                                                                              ------------   ------------
                                                                              $  4,438,975   $    874,440
                                                                              ============   ============

Long-lived assets consist of property, buildings, equipment, capitalized software, goodwill, and other intangibles. Revenues are attributed to countries based on the location of the customer.

NOTE 18--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
A summary of selected quarterly information for 2000 and 1999 is as follows:

                                                                     2000 Quarter Ended
                                           ------------------------------------------------------------------------
                                                       (In thousands of dollars except for per share amounts)

                                             March 31       June 30      September 30   December 31        Total
                                           ------------   ------------   ------------   ------------   ------------
Net sales ..............................   $  1,222,449   $  1,271,651   $  1,273,038   $  1,209,906   $  4,977,044
Cost of merchandise sold ...............   $    840,001   $    880,463   $    863,853   $    807,390   $  3,391,707
Gross profit ...........................   $    382,448   $    391,188   $    409,185   $    402,516   $  1,585,337
Warehousing, marketing, and
  administrative expenses ..............   $    307,671   $    318,287   $    317,607   $    306,652   $  1,250,217
Operating earnings .....................   $     74,777   $     72,901   $     91,578   $     95,864   $    335,120
Net earnings ...........................   $     41,211   $     55,662   $     48,107   $     47,923   $    192,903
Earnings per share--basic ..............   $       0.44   $       0.60   $       0.52   $       0.51   $       2.07
Earnings per share--diluted ............   $       0.44   $       0.59   $       0.51   $       0.51   $       2.05

                                                                      1999 Quarter Ended
                                           ------------------------------------------------------------------------
                                                       (In thousands of dollars except for per share amounts)

                                             March 31       June 30      September 30   December 31        Total
                                           ------------   ------------   ------------   ------------   ------------

Net sales ..............................   $  1,116,454   $  1,172,522   $  1,201,595   $  1,145,704   $  4,636,275
Cost of merchandise sold ...............   $    742,639   $    791,649   $    816,587   $    774,772   $  3,125,647
Gross profit ...........................   $    373,815   $    380,873   $    385,008   $    370,932   $  1,510,628
Warehousing, marketing, and
  administrative expenses ..............   $    277,549   $    293,402   $    304,626   $    317,823   $  1,193,400
Operating earnings .....................   $     96,266   $     87,471   $     80,382   $     53,109   $    317,228
Net earnings ...........................   $     56,263   $     50,553   $     45,757   $     28,158   $    180,731
Earnings per share--basic ..............   $       0.61   $       0.54   $       0.49   $       0.31   $       1.95
Earnings per share--diluted ............   $       0.60   $       0.53   $       0.49   $       0.30   $       1.92

Net sales, cost of merchandise sold, gross profit, and warehousing, marketing, and administrative expenses have been restated from previously reported amounts.
The Company adopted Emerging Issues Task Force Issue 00-10, "Accounting for
Shipping and Handling Fees and Costs," and has restated all prior periods to reflect adoption.

NOTE 19--SUBSEQUENT EVENT
On January 26, 2001, the Company announced the consolidation of FindMRO.com,
MROverstocks.com, and TotalMRO.com into a separate organization, Material Logic.
Participation is being sought from additional MRO distributors to establish
Material Logic as an industry-backed, industry-funded independent entity that will own and operate these businesses. Material Logic is also expected to include related consulting, implementation, and content services. Working with large national MRO distributors, Material Logic will seek to create a broad digital solution that provides customers access to substantial cost benefits through the use of e-commerce platforms, e-marketplaces, and hosted ASP solutions.

                      W.W. Grainger, Inc., and Subsidiaries

                   SCHEDULE II-ALLOWANCE FOR DOUBTFUL ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                      Balance at      Charged to                      Balance
                                                       beginning       costs and                       at end
Description                                            of period        expenses   Deductions (a)   of period
--------------------------------------------------   ------------   ------------   -------------   ------------
                                                                     (In thousands of dollars)

Allowance for doubtful accounts

2000 .............................................   $     18,369   $     18,076   $     13,009   $     23,436

1999 .............................................         15,951         13,585         11,167         18,369

1998 .............................................         15,803         10,310         10,162         15,951

(a)  Accounts charged off as uncollectible, less recoveries.

                     W.W. Grainger, Inc., and Subsidiaries                                                EXHIBIT 11

                       COMPUTATIONS OF EARNINGS PER SHARE

                                                                             2000          1999             1998
                                                                         ------------   ------------   ------------
BASIC:
Weighted average number of shares
  outstanding during the year ........................................     93,003,813     92,836,696     96,231,829
                                                                         ============   ============   ============

Net earnings .........................................................   $192,903,000   $180,731,000   $238,504,000
                                                                         ============   ============   ============

Earnings per share ...................................................   $       2.07   $       1.95   $       2.48
                                                                         ============   ============   ============
DILUTED:

Weighted average number of shares
  outstanding during the year (basic) ................................     93,003,813     92,836,696     96,231,829

Potential shares:

  Shares issuable under outstanding options ..........................      1,661,573      2,991,418      3,187,915

  Shares which could have been purchased based on
    the average market value for the period ..........................      1,267,602      2,089,599      2,114,482
                                                                         ------------   ------------   ------------
                                                                              393,971        901,819      1,073,433

Dilutive effect of exercised options prior to being exercised ........         21,406         18,464         21,604
                                                                         ------------   ------------   ------------
Shares for the portion of the period
  that the options were outstanding ..................................        415,377        920,283      1,095,037

Contingently issuable shares .........................................        804,625        558,500        519,792
                                                                         ------------   ------------   ------------

                                                                            1,220,002      1,478,783      1,614,829
                                                                         ------------   ------------   ------------
Adjusted weighted average number of shares outstanding
  during the year ....................................................     94,223,815     94,315,479     97,846,658
                                                                         ============   ============   ============

Net earnings .........................................................   $192,903,000   $180,731,000   $238,504,000
                                                                         ============   ============   ============

Earnings per share ...................................................   $       2.05   $       1.92   $       2.44
                                                                         ============   ============   ============

                                                                      EXHIBIT 23

                        CONSENT OF INDEPENDENT CERTIFIED

                               PUBLIC ACCOUNTANTS

We hereby consent to the incorporation of our report on page 18 of this Form
10-K by reference in the prospectuses constituting part of the Registration
Statements on Form S-8 (Nos. 2-67983, 2-54995, 33-43902, 333-24215, and
333-56362) and on Form S-4 (No. 33-32091) of W.W. Grainger, Inc.

                                                              GRANT THORNTON LLP

Chicago, Illinois
March 21, 2001

