Form 10-Q
period 2001-03-31
GRAINGER W W INC
filed 2001-05-14
CIK 277135

39 Pages Complete

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the period ended March 31, 2001

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the transition period from

________to________

__________________

Commission file number 1-5684

I.R.S. Employer Identification Number 36-1150280

W.W. Grainger, Inc.
(An Illinois Corporation)

100 Grainger Parkway
Lake Forest, Illinois 60045-5201
Telephone: (847) 535 -1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 94,958,462 shares of the Company's Common Stock were outstanding as of April 30, 2001.

The Exhibit Index appears on page 19 in the sequential numbering system.

Part I - FINANCIAL INFORMATION

W.W. Grainger, Inc., and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars except for per share amounts)
(Unaudited)

                                                     Three Months Ended March 31,
                                                 ----------------------------------
                                                    2001                  2000
                                                 ------------         ------------

Net sales ...............................        $  1,219,420         $  1,222,449

Cost of merchandise sold ................             824,509              840,001
                                                 ------------         ------------

   Gross profit .........................             394,911              382,448

Warehousing, marketing, and
   administrative expenses ..............             311,222              307,671
                                                 ------------         ------------

   Operating earnings ...................              83,689               74,777

Other income or (deductions)
   Interest income ......................                 545                  497
   Interest expense .....................              (4,001)              (6,102)
   Equity in loss of unconsolidated
    entities ............................              (5,801)                   -
   Unclassified-net .....................                 373                   91
                                                 ------------         ------------
                                                       (8,884)              (5,514)
                                                 ------------         ------------

Earnings before income taxes ............              74,805               69,263

Income taxes ............................              32,630               28,052
                                                 ------------         ------------

   Net earnings .........................        $     42,175         $     41,211
                                                 ============         ============

Earnings per share:

   Basic ................................        $       0.45         $       0.44
                                                 ============         ============

   Diluted ..............................        $       0.45         $       0.44
                                                 ============         ============

Weighted average number of shares
   outstanding:

   Basic ................................          93,026,308           92,917,780
                                                 ============         ============

   Diluted ..............................          94,297,365           94,416,374
                                                 ============         ============

Cash dividends paid per share ...........        $       0.17         $       0.16
                                                 ============         ============

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

                                                        Three Months Ended March 31,
                                                     ----------------------------------
                                                        2001                  2000
                                                     ------------         ------------

Net Earnings .....................................   $     42,175         $     41,211

Other comprehensive earnings (loss), net of tax:
  Foreign currency translation adjustments .......        (13,876)              (1,090)
  Gain (loss) in investment securities:
   Unrealized holding (loss) .....................         (4,376)             (10,381)
   Reclassification adjustments for realized gains
    included in net earnings .....................              -                    -
                                                     ------------         ------------
Comprehensive earnings ...........................   $     23,923         $     29,740
                                                     ============         ============

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

ASSETS                                                         March 31, 2001      Dec. 31, 2000
-------------------------------------------------------------  --------------      -------------
CURRENT ASSETS
  Cash and cash equivalents .................................  $     68,974         $     63,384
  Accounts receivable, less allowance for doubtful
    accounts of $24,691 in 2001 and $23,436 in 2000 .........       595,105              608,297
  Inventories ...............................................       685,823              704,071
  Prepaid expenses ..........................................        55,706               25,173
  Deferred income tax benefits ..............................        82,915               82,077
                                                               ------------         ------------
    Total current assets ....................................     1,488,523            1,483,002

PROPERTY, BUILDINGS, AND EQUIPMENT ..........................     1,321,621            1,308,027
  Less accumulated depreciation and amortization ............       648,149              631,630
                                                               ------------         ------------

  Property, buildings, and equipment-net ....................       673,472              676,397

DEFERRED INCOME TAXES .......................................         7,348                8,820

INVESTMENTS IN UNCONSOLIDATED ENTITIES ......................        21,801               23,838

OTHER ASSETS ................................................       261,219              267,544
                                                               ------------         ------------

TOTAL ASSETS ................................................  $  2,452,363         $  2,459,601
                                                               ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------
CURRENT LIABILITIES
  Short-term debt ...........................................  $    115,310         $    173,538
  Current maturities of long-term debt ......................        22,755               22,770
  Trade accounts payable ....................................       255,664              220,924
  Accrued expenses ..........................................       271,656              300,740
  Income taxes ..............................................        46,199               29,352
                                                               ------------         ------------
    Total current liabilities ...............................       711,584              747,324

LONG-TERM DEBT (less current maturities) ....................       119,355              125,258

ACCRUED EMPLOYMENT RELATED BENEFITS COSTS ...................        50,743               49,537

MINORITY INTEREST ...........................................            94                   96

SHAREHOLDERS' EQUITY
  Cumulative Preferred Stock - $5 par value - authorized,
      12,000,000 shares, issued and outstanding, none .......          --                   --
  Common Stock - $0.50 par value - authorized, 300,000,000
      shares; issued 108,258,170 shares, 2001 and
      108,037,082 shares, 2000 ..............................        54,129               54,017
  Additional contributed capital ............................       282,648              276,819
  Retained earnings .........................................     1,855,062            1,837,298
  Unearned restricted stock compensation ....................       (26,749)             (22,720)
  Accumulated other comprehensive (loss) ....................       (37,084)             (18,832)
  Treasury stock, at cost - 13,348,192 shares, 2001
  and 14,104,212 shares, 2000 ...............................      (557,419)            (589,196)
                                                               ------------         ------------

  Total shareholders' equity ................................     1,570,587            1,537,386
                                                               ------------         ------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................  $  2,452,363         $  2,459,601
                                                               ============         ============

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

                                                                    Three Months Ended March 31,
                                                                    ---------------------------
                                                                        2001           2000
                                                                    ------------   ------------
Cash flows from operating activities:
  Net earnings .............................................        $     42,175   $     41,211
  Provision for losses on accounts receivable ..............               4,590          3,553
  Depreciation and amortization:
    Property, buildings, and equipment .....................              19,577         21,458
    Intangibles and goodwill ...............................               1,361          4,002
    Amortization of capitalized software ...................               4,534          3,492
  Loss on unconsolidated entities ..........................               5,801           --
  Change in operating assets and liabilities -
     net of business acquisition:
    Decrease (increase) in accounts receivable .............               6,910        (42,898)
    Decrease (increase) in inventories .....................              16,297        (11,088)
    (Increase) in prepaid expenses .........................             (30,024)       (18,808)
    Decrease (increase) in deferred income taxes ...........                 444         (1,548)
    Increase in trade accounts payable .....................              34,763         35,150
    (Decrease) in other current liabilities ................             (29,722)       (21,939)
    Increase in current income taxes payable ...............              15,552         32,534
    Increase in accrued employment related
      benefits costs .......................................               1,206            707
  Other - net ..............................................                 349          2,222
                                                                    ------------   ------------

Net cash provided by operating activities ..................              93,813         48,048
                                                                    ------------   ------------

Cash flows from investing activities:
  Additions to property, buildings, and
    equipment - net of dispositions ........................             (15,305)       (12,103)
  Expenditures for capitalized software ....................              (2,364)        (9,635)
  Net cash paid for business acquisition ...................             (13,250)          --
  Investments in unconsolidated entities ...................              (3,764)          --
  Other - net ..............................................              (1,669)          (743)
                                                                    ------------   ------------

Net cash (used in) investing activities ....................             (36,352)       (22,481)
                                                                    ------------   ------------

Cash flows from financing activities:
  Net (decrease) in short-term debt ........................             (58,228)       (13,317)
  Long-term debt payments ..................................                 (15)           (17)
  Stock incentive plan .....................................               1,139          5,155
  Proceeds from sale of treasury stock .....................              24,366           --
  Purchase of treasury stock-net ...........................              (1,072)          (346)
  Cash dividends paid ......................................             (16,000)       (14,955)
                                                                    ------------   ------------

Net cash (used in) financing activities ....................             (49,810)       (23,480)
                                                                    ------------   ------------

Exchange rate effect on cash and cash equivalents ..........              (2,061)           (85)
                                                                    ------------   ------------

Net increase in cash and cash equivalents ..................               5,590          2,002

Cash and cash equivalents at beginning of year .............              63,384         62,683
                                                                    ------------   ------------

Cash and cash equivalents at end of period .................        $     68,974   $     64,685
                                                                    ============   ============

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF STATEMENT PRESENTATION

The financial statements and the related notes are condensed and should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2000, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

2. DIVIDEND

On April 25, 2001, the Board of Directors declared a quarterly dividend of 17 1/2 cents per share, payable June 1, 2001 to shareholders of record on May 7, 2001.

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3. SEGMENT INFORMATION (In thousands of dollars)

                                                                 Three Months Ended March 31, 2001
                                        ----------------------------------------------------------------------------

                                                                             Lab
                                        Branch-based                       Safety
                                        Distribution   Digital             Supply            Other          Totals
                                        ------------   ----------         ---------         ----------    ----------
                                                                   (In thousands of dollars)

Total net sales ......................  $1,091,693     $   17,303         $   87,625        $   42,156    $1,238,777
Intersegment net sales ...............       3,486         15,548                323              --          19,357
Net sales to external customers ......   1,088,207          1,755             87,302            42,156     1,219,420
Segment operating earnings (loss) ....      90,079        (10,157)            16,134               371        96,427

                                                               Three Months Ended March 31, 2000
                                        ----------------------------------------------------------------------------

                                                                             Lab
                                        Branch-based                       Safety
                                        Distribution   Digital             Supply            Other          Totals
                                        ------------   ----------         ---------         ----------    ----------
                                                                 (In thousands of dollars)

Total net sales ......................  $1,098,623     $    6,416         $   86,865        $   41,003    $1,232,907
Intersegment net sales ...............       2,654          6,209                223             1,372        10,458
Net sales to external customers ......   1,095,969            207             86,642            39,631     1,222,449
Segment operating earnings (loss) ....      84,508        (10,933)            14,608            (3,106)       85,077

                                                                             Lab
                                        Branch-based                       Safety
                                        Distribution     Digital           Supply            Other          Totals
                                        ------------   ----------         ---------        ----------    ----------
                                                                 (In thousands of dollars)
Segment assets
At March 31, 2001 ....................  $1,994,517     $   14,766        $  143,712        $   42,297    $2,195,292
                                        ==========     ==========        ==========        ==========    ==========
At December 31, 2000 .................  $2,016,220     $    9,933        $  111,961        $   54,095    $2,192,209
                                        ==========     ==========        ==========        ==========    ==========

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A reconciliation of segment information to consolidated information is as follows:

                                                     Three Months Ended March 31,
                                                    -----------------------------
                                                       2001               2000
                                                    ----------         ----------
Total operating earnings for reportable segments    $   96,427         $   85,077
Unallocated expenses ...........................       (12,738)           (10,300)
Elimination of intersegment profits ............          --                 --
                                                    ----------         ----------
  Total consolidated operating earnings ........    $   83,689         $   74,777
                                                    ==========         ==========

                                                    March 31, 2001    December 31, 2000
                                                    --------------    -----------------
Assets:
Total assets for reportable segments ...........    $    2,195,292    $       2,192,209
Unallocated assets .............................           257,071              267,392
                                                    --------------    -----------------
  Total consolidated assets ....................    $    2,452,363    $       2,459,601
                                                    ==============    =================

4. ADOPTION OF ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133), “Accounting for Certain Derivative Instruments and Hedging Activities,” effective January 1, 2001. The Company uses non-derivative financial instruments to help hedge its exposure for certain investments in foreign subsidiaries in which the net assets are exposed to currency exchange rate volatility. Adoption of SFAS No. 133 requires the Company to report the net amounts of gains and losses that arise from qualifying non-derivative hedging instruments in the cumulative translation adjustment during the reporting period. The Company’s accounting treatment of SFAS No. 133 is consistent with the method previously used under Statement of Financial Accounting Standards No. 52 (SFAS 52), “Foreign Currency Translation.”

Currency exposure related to the Company’s investment in the net assets of its Canadian subsidiary, Acklands-Grainger Inc. (AGI), is managed primarily by means of a foreign currency denominated debt obligation of the parent. Gains and losses associated with the debt obligation offset gains and losses in the net investment in AGI.

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the period ended March 31, 2001, $5,903,000 of net gain related to the foreign currency denominated debt obligation and was included in the cumulative translation adjustment. For the same period of 2000, $457,000 of net gain related to the obligation and was included in the cumulative translation adjustment.

5. ACQUISITION

On February 26, 2001, Lab Safety Supply, Inc., the Company’s wholly owned subsidiary, acquired The Ben Meadows Co., Inc. (Ben Meadows), of Canton, Georgia, for approximately $13.3 million. Ben Meadows, a privately held corporation with annual sales of more than $20,000,000, is a business-to-business direct marketer specializing in equipment for the environmental and forestry management markets. The acquisition was accounted for under the purchase method of accounting. Results for Ben Meadows are included in the Company’s results since the date of its acquisition. Given the size of the acquisition, no accretion or dilution of the Company’s earnings per share is projected.

6. EXECUTIVE STOCK PURCHASE PROGRAM

On March 26, 2001, a group of 83 executives bought approximately 787,000 treasury shares from the Company. Cash proceeds from the sale, which amounted to $24,366,000, will be used by the Company to repurchase shares of the Company’s stock on the open market. Executives who met a threshold purchase requirement of one times their annual base salary received a grant of restricted stock that will vest if they remain with the Company and hold their purchased shares for a minimum of two years. The total number of restricted shares granted was approximately 192,000 shares.

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7. SUBSEQUENT EVENTS

On April 23, 2001, the Company announced it will discontinue the operations of Material Logic, the digital unit the Company formed to seek other equity participants. As a result of this action, the Company will shut down all of Material Logic’s branded e-commerce sites except FindMRO.com, which will remain an integrated sourcing service for the Company’s customers.

The Company will provide a comprehensive separation package, including outplacement services, for the 178 Material Logic employees whose jobs will be eliminated.

In connection with the closing of Material Logic, the Company has taken a non-recurring, after-tax charge of $24 million, or $0.25 per share. In addition, the Company wrote down its investments in other digital enterprises and took an after-tax charge of $14 million, or $0.15 per share. This included divestiture of the Company’s 40 percent investment in Works.com, Inc. The Company acquired its 40 percent interest in Works.com, Inc., an unrelated third party, on August 1, 2000, when OrderZone.com was combined with Works.com.

The total effect of both non-recurring charges amounted to an after-tax cost of $38 million, or $0.40 per share, in the 2001 second quarter. The charges will be partially offset by elimination of the on-going losses relating to Material Logic and the Company’s equity investment in Works.com, which losses were projected at $0.29 per share for the remainder of 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2000:

Company Net Sales

The Company’s net sales of $1,219,420,000 in the 2001 first quarter were essentially flat with sales of $1,222,449,000 for the comparable 2000 period. Sales performance in the first quarter of 2001 was affected by relatively flat sales in most of the Company’s businesses combined with the effect of 1 less selling day versus the first quarter of 2000. The sales decline was primarily the result of a progressively slowing economy and a difficult comparison with the 2000 first quarter.

There were 64 sales days in the 2001 first quarter versus 65 sales days in the 2000 quarter. On a daily basis the Company’s net sales increased 1.3%. The full year 2001 will have 255 sales days, the same number of sales days as the year 2000.

Sales processed through the Company’s digital businesses plus the sales that originated through Grainger.com were $100 million, up more than 60% from the $62 million achieved in the first quarter 2000.

Segment Net Sales

The following comments at the segment level include external and intersegment net sales; those comments at the business unit level include external and inter- and intrasegment net sales. For segment information see Note 3 to the Consolidated Financial Statements included in this report.

Branch-based Distribution Businesses

Net sales of $1,091,693,000 for the first quarter of 2001 decreased 0.6% when compared with net sales of $1,098,623,000 in the first quarter of 2000. Average daily net sales increased 0.9% for the 2001 first quarter compared with the 2000 first quarter.

Daily sales in the United States were relatively flat, tempered by a slowdown in the U.S. economy and a difficult comparison with the 2000 first quarter. Sales to national, government and to education accounts increased by the mid-single digits while sales to other customer categories declined. Sales were favorably affected by the Company’s Internet initiative. Sales through Grainger.com were $75 million, a 36% increase over first quarter 2000 sales of $55 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Daily sales growth in Canada was in the low-single digits during the first quarter of 2001. Growth was driven by continued strength in the oil and gas, forestry, and mining sectors of the Canadian economy. This growth was partially offset by a slowdown in the manufacturing sector in Eastern Canada and an unfavorable change in the Canadian exchange rate.

The Mexican operation experienced a mid-single digit decline in net sales. The decrease in sales was attributable to weakness in the automotive and electronics manufacturing industries.

Digital Businesses

Net sales for the first quarter of 2001 were $17,303,000, an increase of 169.7% compared with $6,416,000 for the same period in 2000. Net sales for this segment primarily represents product sales for FindMRO.com and service fee revenues for the rest of Material Logic. The large increase in sales for this business segment is largely attributable to the intersegment sales from FindMRO.com to the Branch-based Distribution segment.

On January 26, 2001, the Company announced that it had consolidated FindMRO.com, MROverstocks.com, and TotalMRO.com into one organization, Material Logic. Material Logic also includes related consulting, implementation, and content services. See Note 7 to the Consolidated Financial Statements, “Subsequent Events,” for information concerning the Company’s decision to shut down all of Material Logic’s branded e-commerce sites except FindMRO.com, which will remain an integrated sourcing service for the Company’s customers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Lab Safety Supply

Net sales for Lab Safety Supply were $87,625,000, an increase of 0.9% compared with $86,865,000 for the same period in 2000. Net sales for the first quarter of 2001 includes net sales for Ben Meadows Co., a direct marketer specializing in equipment for the environmental and forestry management markets, since its acquisition on February 26, 2001. Excluding acquired sales, sales performance for Lab Safety Supply was relatively flat on a daily basis. This performance was the result of a small increase in the sales of industrial products offset by a decline in the sales of safety products. Sales were affected by the slowing of the industrial economy of North America.

Other Businesses

Net sales for the first quarter of 2001 were $42,156,000, an increase of 2.8% compared with $41,003,000 for the same period of 2000. Sales growth for this segment is primarily attributable to increased sales at Grainger Integrated Supply. Sales for this business unit include product sales and management fees.

Company Net Earnings

The Company’s net earnings of $42,175,000 in the first quarter of 2001 increased 2% compared with the net earnings of $41,211,000 for the comparable 2000 period. This increase resulted from improved operating earnings at all of the Company’s business segments and from lower interest expense. Partially offsetting these improvements were higher losses from equity interests in unconsolidated entities.

Segment Operating Earnings

The following comments at the segment level include external and intersegment operating earnings; those comments at the business unit level include external and inter- and intrasegment operating earnings. For segment information see Note 3 to the Consolidated Financial Statements included in this report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Branch-based Distribution Businesses

Operating earnings of $90,079,000 for the first quarter of 2001 increased 6.6% compared with operating earnings of $84,508,000 in the first quarter of 2000. This improvement resulted from higher gross profit margins partially offset by slightly higher operating expenses.

Gross profit margins increased 1.09 percentage points from the comparable quarter in 2000. The improvement in gross profit margins was primarily attributable to selected pricing actions intended to recover freight and supplier cost increases. Partially offsetting this improvement were higher sales of sourced products (not inventoried) which, in general, carry lower than average gross profit margins.

Operating expenses increased 2% for the quarter versus a 1% decline in net sales. The increase in operating expenses primarily related to employee benefits costs. Other operating expenses declined proportionately more than sales.

Digital Businesses

The Digital Businesses incurred operating losses of $10,157,000 compared with operating losses of $10,933,000 for the first quarter of 2000. The decrease in the operating losses primarily relates to the elimination of OrderZone.com operating losses that were included in first quarter 2000 results.

On August 1, 2000, OrderZone.com was combined with Works.com, Inc., an unrelated third party. For its contribution, the Company received a 40% interest in Works.com. The Company recognizes its proportionate share of earnings or losses as part of Equity in Loss of Unconsolidated Entities.

Partially offsetting the above improvement were increased losses at Material Logic. On April 23, 2001, the Company announced it will discontinue the operations of Material Logic and took a charge relating to the divestiture of its investment in Works.com. For additional information, see Note 7 to the Consolidated Financial Statements included in this report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Lab Safety Supply

Lab Safety Supply had operating earnings of $16,134,000 for the first quarter of 2001, an increase of 10% compared with operating earnings of $14,608,000 for the first quarter of 2000. The increase was primarily due to lower amortization of intangibles partially offset by other operating expenses growing at a faster rate than sales.

Other Businesses

Other Businesses had operating earnings of $371,000 in the first quarter of 2001 compared with operating losses of $3,106,000 in the comparable period of 2000. The significant improvement in operating earnings primarily relates to Grainger Integrated Supply, which has improved profitability by eliminating or restructuring unprofitable contracts and reducing its cost structure.

Other Income or (Deductions)

The majority of the increase in other deductions is attributable to losses of unconsolidated entities accounted for on the equity method. These losses primarily related to the Company’s investment in Works.com, which was acquired during the 2000 third quarter. Partially offsetting the increase in other deductions was lower interest expense, which primarily resulted from lower average borrowings.

See Note 7, "Subsequent Events," to the Notes to Consolidated Financial Statements for information about the divestiture of the Company's investment in Works.com.

Income Taxes

The Company’s effective tax rate was 43.6% for the first quarter of 2001 and 40.5% for the first quarter of 2000. The increase in the effective tax rate relates to losses of unconsolidated entities accounted for on the equity method, which losses are net of tax. Excluding the effect of these losses, the effective rate is 40.5% for both periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2001, working capital increased by $41,261,000. The ratio of current assets to current liabilities was 2.1 at March 31, 2001 and 2.0 at December 31, 2000. The Consolidated Statements of Cash Flows, included in this report, detail the sources and uses of cash and cash equivalents.

The Company maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, the Company has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit and otherwise. Total debt as a percent of Shareholders’ Equity was 16% at March 31, 2001 and 21% at December 31, 2000. For the first three months of 2001, $21,175,000 was expended for property, buildings, and equipment, and $2,364,000 was expended for capitalized software, for a total of $23,539,000.

On February 26, 2001, Lab Safety Supply, Inc., the Company's wholly owned subsidiary, acquired The Ben Meadows Co., Inc. for approximately $13.3 million. See Note 5, "Acquisition," to the Notes to Consolidated Financial Statements for additional information.

On March 26, 2001, a group of 83 executives bought $24,366,000 in shares of common stock from the Company. The proceeds will be used to repurchase shares on the open market. See Note 6, “Executive Stock Purchase Program,” to the Notes to Consolidated Financial Statements for additional information.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Throughout this Form 10-Q are forward-looking statements, i.e., not historical facts, about the Company’s expected future financial results and business plans, strategies, and objectives. These forward-looking statements are often identified by qualifiers such as: “will seek to,” “expects,” “plans,” “anticipates,” “intends,” or similar expressions. There are risks and uncertainties the outcome of which could cause the Company’s results to differ materially from what is projected.

Factors that may affect forward-looking statements include the following: higher product costs or other expenses; a major loss of customers; increased competitive pricing pressure on the Company’s businesses; failure to develop, implement, or commercialize successfully new Internet technologies or other business strategies; the outcome of pending and future litigation and governmental proceedings; changes in laws and regulations; facilities disruptions or shutdowns due to accidents, natural acts or governmental action; unanticipated weather conditions; and other difficulties in improving margins or financial performance.

Trends and projections could also be affected by general industry and market conditions, gross domestic product growth rates, general economic conditions, including interest rate and currency rate fluctuations and other factors.

W.W. Grainger, Inc., and Subsidiaries
PART II - OTHER INFORMATION

Items 1, 2, 3, and 5 not applicable.

Item 4 Submission of Matters to a Vote of Security Holders.

        An annual meeting of shareholders of the Company was held on April 25, 2001. At that meeting:

a)	Management’s nominees listed in the proxy statement pertaining to the meeting were elected directors for the ensuing year. Of the 81,368,811 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which authority to vote in the election was withheld, were as follows with respect to each of the nominees:

                                                           Shares as to Which Voting
             Name           Shares Voted for Election          Authority Withheld
 ------------------------   -------------------------      -------------------------
 B. P. Anderson                     81,127,369                      241,442
 W. H. Gantz                        81,125,020                      243,791
 D. W. Grainger                     81,033,863                      334,948
 R. L. Keyser                       81,120,750                      248,061
 J. W. McCarter, Jr.                81,134,053                      234,758
 N. S. Novich                       81,129,667                      239,144
 J. D. Slavik                       81,135,401                      233,410
 H. B. Smith                        81,131,188                      237,623
 F. L. Turner                       81,126,200                      242,611
 J. S. Webb                         81,137,000                      231,811
b)	A proposal to ratify the appointment of Grant Thornton, LLP as independent auditors of the Company for the year ended December 31, 2001 was approved. Of the 81,368,811 shares present or represented by proxy at the meeting, 80,296,476 shares were voted for the proposal, 801,395 shares were voted against the proposal, and 270,940 shares abstained from voting with respect to the proposal.
c)	A proposal to approve the 2001 Long Term Stock Incentive Plan was approved. Of the 81,368,811 shares present in person or represented by proxy at the meeting, 60,584,983 shares were voted for the proposal, 12,988,533 shares were voted against the proposal, and 7,795,295 shares (including 7,431,805 shares represented by broker non-votes) abstained from voting with respect to the proposal.

W.W. Grainger, Inc., and Subsidiaries
PART II - OTHER INFORMATION

Item 6	Exhibits (numbered in accordance with Item 601 of regulation S-K).	EXHIBIT INDEX
a) Exhibits
	(10)(a) Summary Description of 2001 Management Incentive Program	22-24
	(b) 1990 Long Term Stock Incentive Plan, as amended	25-39
	(11) Computation of Earnings per Common and Common Equivalent Share	21
b) Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. Grainger, Inc. (Registrant)
Date: May 11, 2001	By:	/s/ P.O. Loux P.O. Loux, Senior Vice President, Finance and Chief Financial Officer
Date: May 11, 2001	By:	/s/ R.D. Pappano R.D. Pappano, Vice President, Financial Reporting

Exhibit 11

W.W. Grainger, Inc., and Subsidiaries
COMPUTATIONS OF EARNINGS PER SHARE

                                                                     Three Months Ended March 31,
                                                                    --------------------------------
BASIC:                                                                 2001                 2000
                                                                    ------------       -------------
Weighted average number of shares outstanding
   during the year ................................................   93,026,308          92,917,780
                                                                    ============        ============

Net earnings ...................................................... $ 42,175,000        $ 41,211,000
                                                                    ============        ============

Earnings per share ................................................ $       0.45        $       0.44
                                                                    ============        ============

DILUTED:

Weighted average number of shares outstanding
   during the year (basic) ........................................   93,026,308          92,917,780

     Potential Shares:

       Shares issuable under outstanding options ..................    1,615,030           2,541,850

       Shares which could have been purchased based
         on the average market value for the period ...............    1,379,518           1,737,022
                                                                    ------------        ------------

                                                                         235,512             804,828

       Dilutive effect of exercised options prior to being
         exercised ................................................       10,270              77,266
                                                                    ------------        ------------

       Shares for the portion of the period that the options
         were outstanding .........................................      245,782             882,094

       Contingently issuable shares ...............................    1,025,275             616,500
                                                                    ------------        ------------

                                                                       1,271,057           1,498,594
                                                                    ------------        ------------

Adjusted weighted average number of shares outstanding
  during the year .................................................   94,297,365          94,416,374
                                                                    ============        ============

Net earnings ...................................................... $ 42,175,000        $ 41,211,000
                                                                    ============        ============

Earnings per share ................................................ $       0.45        $       0.44
                                                                    ============        ============