Form 10-Q
period 2001-06-30
GRAINGER W W INC
filed 2001-08-13
CIK 277135

55 Pages Complete

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the period ended June 30, 2001

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

Yes  X    No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 94,425,822 shares of the Company's Common Stock were outstanding as of July 31, 2001.

The Exhibit Index appears on page 26 in the sequential numbering system.

Part I-FINANCIAL INFORMATION

W.W. Grainger, Inc., and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars except for per share amounts)
(Unaudited)

                                              Three Months Ended June 30,               Six Months Ended June 30,
                                          ----------------------------------         ---------------------------------
                                               2001                 2000                 2001                  2000
                                          -------------         ------------         ------------         ------------

Net sales .........................        $  1,225,040         $  1,271,651         $  2,444,460         $  2,494,100

Cost of merchandise sold ..........             830,124              880,463            1,654,633            1,720,464
                                           ------------         ------------         ------------         ------------

  Gross profit ....................             394,916              391,188              789,827              773,636

Warehousing, marketing, and
  administrative expenses .........             301,228              318,287              612,450              625,958

Restructuring charges .............              40,000                 --                 40,000                 --
                                           ------------         ------------         ------------         ------------

  Operating earnings ..............              53,688               72,901              137,377              147,678

Other income or (deductions)
  Interest income .................                 555                  440                1,100                  937
  Interest expense ................              (2,967)              (6,585)              (6,968)             (12,687)
  Equity in loss of
    unconsolidated entities .......                (212)                --                 (6,013)                --
  Loss on liquidation of equity
    in unconsolidated entity ......             (21,497)                --                (21,497)                --
  Gain on investment securities ...                --                 26,135                 --                 26,135
  Unclassified-net ................              (6,405)                 658               (6,032)                 749
                                           ------------         ------------         ------------         ------------
                                                (30,526)              20,648              (39,410)              15,134
                                           ------------         ------------         ------------         ------------

  Earnings before income taxes ....              23,162               93,549               97,967              162,812

Income taxes ......................               8,342               37,887               40,972               65,939
                                           ------------         ------------         ------------         ------------

  Net earnings ....................        $     14,820         $     55,662         $     56,995         $     96,873
                                           ============         ============         ============         ============

Earnings per share:

  Basic ...........................        $       0.16         $       0.60         $       0.61         $       1.04
                                           ============         ============         ============         ============

  Diluted .........................        $       0.15         $       0.59         $       0.60         $       1.03
                                           ============         ============         ============         ============

Weighted average number of shares
  outstanding:

  Basic ...........................          93,757,352           93,054,100           93,391,830           92,985,940
                                           ============         ============         ============         ============

  Diluted .........................          95,252,754           94,447,965           94,775,060           94,432,170
                                           ============         ============         ============         ============

Cash dividends paid per share .....        $      0.175         $       0.17         $      0.345         $       0.33
                                           ============         ============         ============         ============

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

                                                 Three Months Ended June 30,       Six Months Ended June 30,
                                                -----------------------------    -----------------------------
                                                   2001                2000           2001               2000
                                                ------------    ------------     ------------     ------------

Net earnings ...........................        $     14,820    $     55,662     $     56,995     $     96,873

Other comprehensive
  earnings (loss), net of tax:
    Foreign currency translation
      adjustments ......................              10,079          (4,882)          (3,797)          (5,972)

    Gain (loss) in investment
       securities:
        Unrealized holding
           gain (loss) .................               5,299         (37,002)             923          (47,383)
        Reclassification
           adjustments for realized
           gains included in net
           earnings ....................                --           (15,550)            --            (15,550)
                                                ------------    ------------     ------------     ------------

Comprehensive earnings (loss) ..........        $     30,198    $     (1,772)    $     54,121     $     27,968
                                                ============    ============     ============     ============

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

ASSETS                                                                     June 30, 2001              Dec. 31, 2000
-----------------------------------------------------------------        ------------------         ------------------
CURRENT ASSETS
  Cash and cash equivalents .....................................        $           66,281         $           63,384
  Accounts receivable, less allowance for doubtful
    accounts of $26,236 in 2001 and $23,436 in 2000 .............                   606,384                    608,297
  Inventories ...................................................                   665,156                    704,071
  Prepaid expenses ..............................................                    55,414                     25,173
  Deferred income tax benefits ..................................                    98,204                     82,077
                                                                         ------------------         ------------------
    Total current assets ........................................                 1,491,439                  1,483,002

PROPERTY, BUILDINGS, AND EQUIPMENT ..............................                 1,343,702                  1,308,027
  Less accumulated depreciation and amortization ................                   667,615                    631,630
                                                                         ------------------         ------------------

  Property, buildings, and equipment-net ........................                   676,087                    676,397

DEFERRED INCOME TAXES ...........................................                     5,052                      8,820

INVESTMENTS IN UNCONSOLIDATED ENTITIES ..........................                     4,751                     23,838

OTHER ASSETS ....................................................                   260,491                    267,544
                                                                         ------------------         ------------------

TOTAL ASSETS ....................................................        $        2,437,820         $        2,459,601
                                                                         ==================         ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
  Short-term debt ...............................................        $           96,548         $          173,538
  Current maturities of long-term debt ..........................                    22,755                     22,770
  Trade accounts payable ........................................                   299,331                    220,924
  Accrued expenses ..............................................                   279,950                    300,740
  Income taxes ..................................................                    (6,125)                    29,352
                                                                         ------------------         ------------------
    Total current liabilities ...................................                   692,459                    747,324

LONG-TERM DEBT (less current maturities) ........................                   124,002                    125,258

ACCRUED EMPLOYMENT RELATED BENEFITS COSTS .......................                    52,215                     49,537

MINORITY INTEREST ...............................................                        93                         96

SHAREHOLDERS' EQUITY
  Cumulative Preferred Stock-$5 par value-authorized,
    12,000,000 shares, issued and outstanding, none .............                      --                         --
  Common Stock-$0.50 par value-authorized, 300,000,000
    shares; issued 108,397,365 shares, 2001
    and 108,037,082 shares, 2000 ................................                    54,199                     54,017
  Additional contributed capital ................................                   287,020                    276,819
  Retained earnings .............................................                 1,853,309                  1,837,298
  Unearned restricted stock compensation ........................                   (22,103)                   (22,720)
  Accumulated other comprehensive (loss) ........................                   (21,706)                   (18,832)
  Treasury stock, at cost-13,930,572 shares, 2001
    and 14,104,212 shares, 2000 .................................                  (581,668)                  (589,196)
                                                                         ------------------         ------------------

Total shareholders' equity ......................................                 1,569,051                  1,537,386
                                                                         ------------------         ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................        $        2,437,820         $        2,459,601
                                                                         ==================         ==================

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

                                                                                    Six Months Ended June 30,
                                                                         ---------------------------------------------
                                                                               2001                        2000
                                                                         ------------------         ------------------
Cash flows from operating activities:
  Net earnings ..................................................        $           56,995         $           96,873
  Provision for losses on accounts receivable ...................                    10,831                      7,087
  Depreciation and amortization:
    Property, buildings, and equipment ..........................                    39,712                     42,270
    Intangibles and goodwill ....................................                     2,911                      6,190
    Amortization of capitalized software ........................                     8,635                      7,450
  (Gain) on sales of investment securities ......................                      --                      (26,135)
  Non-cash restructuring charge .................................                     7,139                       --
  Asset write-downs .............................................                     6,000                       --
  Loss on unconsolidated entities ...............................                    23,926                       --
  Change in operating assets and liabilities--
    net of business acquisition and asset write-downs:
    (Increase) in accounts receivable ...........................                    (8,351)                   (87,598)
    Decrease (increase) in inventories ..........................                    40,178                    (10,808)
    (Increase) in prepaid expenses ..............................                   (29,627)                   (14,133)
    (Increase) in deferred income taxes .........................                   (14,592)                    (8,980)
    Increase in trade accounts payable ..........................                    77,290                     75,475
    (Decrease) in other current liabilities .....................                   (22,004)                   (35,671)
    (Decrease) increase in current income taxes payable .........                   (36,814)                    28,564
    Increase in accrued employment related
      benefits costs ............................................                     2,678                      1,382
  Other - net ...................................................                     4,190                      3,337
                                                                         ------------------         ------------------

Net cash provided by operating activities .......................                   169,097                     85,303
                                                                         ------------------         ------------------

Cash flows from investing activities:
  Additions to property, buildings, and
    equipment-net of dispositions ...............................                   (36,827)                   (25,285)
  Expenditures for capitalized software .........................                    (4,061)                   (23,373)
  Proceeds from sales of investment securities ..................                      --                       13,435
  Purchases of investment securities ............................                      --                       (4,900)
  Net cash paid for business acquisition ........................                   (14,407)                      --
  Investments in unconsolidated entities ........................                    (4,547)                      (881)
  Other-net .....................................................                       429                     (2,706)
                                                                         ------------------         ------------------

Net cash (used in) investing activities .........................        $          (59,413)        $          (43,710)
                                                                         ------------------         ------------------

W.W. Grainger, Inc., and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands of dollars)
(Unaudited)

                                                                                    Six Months Ended June 30,
                                                                         ---------------------------------------------
                                                                                 2001                      2000
                                                                         ------------------        -------------------
Cash flows from financing activities:
  Net (decrease) in short-term debt .............................        $          (76,990)        $          (20,698)
  Long-term debt payments .......................................                       (15)                       (34)
  Stock incentive plan ..........................................                     4,327                      5,881
  Proceeds from sale of treasury stock ..........................                    24,366                       --
  Purchase of treasury stock-net ................................                   (25,634)                      (458)
  Cash dividends paid ...........................................                   (32,573)                   (30,919)
                                                                         ------------------         ------------------

Net cash (used in) financing activities .........................                  (106,519)                   (46,228)
                                                                         ------------------         ------------------

Exchange rate effect on cash and cash equivalents ...............                      (268)                      (909)
                                                                         ------------------         ------------------

Net increase (decrease) in cash and cash
  equivalents ...................................................                     2,897                     (5,544)

Cash and cash equivalents at beginning of year ..................                    63,384                     62,683
                                                                         ------------------         ------------------

Cash and cash equivalents at end of period ......................        $           66,281         $           57,139
                                                                         ==================         ==================

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

2. DIVIDEND

On August 1, 2001, the Board of Directors declared a quarterly dividend of $0.175 per share, payable September 1, 2001, to shareholders of record on August 13, 2001.

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3. SEGMENT INFORMATION (In thousands of dollars)

                                                                        Three Months Ended June 30, 2001
                                                 -------------------------------------------------------------------------

                                                                                    Lab
                                                    Branch-based                   Safety
                                                    Distribution      Digital      Supply          Other         Totals
                                                 ----------------  -----------    -----------   -----------  --------------
                                                                            (In thousands of dollars)

Total net sales .........................          $    1,099,083     $ 12,676       $ 83,513      $ 46,171     $ 1,241,443
Intersegment net sales ..................                   3,510       12,591            302           --           16,403
Net sales to external customers .........               1,095,573           85         83,211        46,171       1,225,040
Segment operating earnings (loss) .......                  93,856      (40,000)        12,577           470          66,903

                                                                      Three Months Ended June 30, 2000
                                                 --------------------------------------------------------------------------

                                                                                     Lab
                                                    Branch-based                    Safety
                                                    Distribution      Digital       Supply         Other         Totals
                                                 ----------------  -----------    -----------   -----------  --------------
                                                                            (In thousands of dollars)

Total net sales .........................          $    1,148,822    $  14,182       $ 83,497      $ 44,471     $ 1,290,972
Intersegment net sales ..................                   3,482       13,965            229         1,645          19,321
Net sales to external customers .........               1,145,340          217         83,268        42,826       1,271,651
Segment operating earnings (loss) .......                  90,749      (16,221)        13,774        (3,216)         85,086

                                                                       Six Months Ended June 30, 2001
                                                 --------------------------------------------------------------------------

                                                                                     Lab
                                                    Branch-based                    Safety
                                                    Distribution      Digital       Supply         Other         Totals
                                                 ----------------  -----------    -----------   -----------  --------------
                                                                            (In thousands of dollars)

Total net sales .........................          $    2,190,776    $  29,979       $171,138     $  88,327     $ 2,480,220
Intersegment net sales ..................                   6,996       28,139            625           --           35,760
Net sales to external customers .........               2,183,780        1,840        170,513        88,327       2,444,460
Segment operating earnings (loss) .......                 183,935      (50,157)        28,711           841         163,330

                                                                       Six Months Ended June 30, 2000
                                                 --------------------------------------------------------------------------

                                                                                     Lab
                                                    Branch-based                    Safety
                                                    Distribution      Digital       Supply         Other         Totals
                                                 ----------------  -----------    -----------   -----------  --------------
                                                                            (In thousands of dollars)

Total net sales ........................           $    2,247,445    $  20,598       $170,362     $  85,474     $ 2,523,879
Intersegment net sales .................                    6,136       20,174            452         3,017          29,779
Net sales to external customers ........                2,241,309          424        169,910        82,457       2,494,100
Segment operating earnings (loss) ......                  175,257      (27,154)        28,382        (6,322)        170,163

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

                                                                                     Lab
                                                    Branch-based                    Safety
                                                    Distribution      Digital       Supply         Other          Totals
                                                 ----------------  ------------   -----------  -----------    ------------
                                                                          (In thousands of dollars)
Segment assets
At June 30, 2001 ........................        $      2,004,373  $       --     $   131,576   $    42,059   $  2,178,008
                                                 ================  ============   ===========   ===========   ============
At December 31, 2000 ....................        $      2,016,220  $      9,933   $   111,961   $    54,095   $  2,192,209
                                                 ================  ============   ===========   ===========   ============

A reconciliation of segment information to consolidated information is as follows (In thousands of dollars):

                                                                                  Three Months Ended June 30,
                                                                         ---------------------------------------------
                                                                                  2001                      2000
                                                                         ------------------         ------------------

Total operating earnings for reportable segments ................        $           66,903         $           85,086
Unallocated expenses ............................................                   (13,215)                   (12,185)
Elimination of intersegment profits .............................                      --                         --
                                                                         ------------------         ------------------
  Total consolidated operating earnings .........................        $           53,688         $           72,901
                                                                         ==================         ==================

                                                                                    Six Months Ended June 30,
                                                                         ---------------------------------------------
                                                                                  2001                      2000
                                                                         ------------------         ------------------

Total operating earnings for reportable segments ................        $          163,330         $          170,163
Unallocated expenses ............................................                   (25,953)                   (22,485)
Elimination of intersegment profits .............................                      --                         --
                                                                         ------------------         ------------------
  Total consolidated operating earnings .........................        $          137,377         $          147,678
                                                                         ==================         ==================

                                                                               June 30,               December 31,
                                                                                2001                     2000
                                                                         ------------------        ------------------
Assets:
Total assets for reportable segments ............................        $        2,178,008        $        2,192,209
Unallocated assets ..............................................                   259,812                   267,392
                                                                         ------------------        ------------------
  Total consolidated assets .....................................        $        2,437,820        $        2,459,601
                                                                         ==================        ==================

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4. ADOPTION OF ACCOUNTING STANDARDS AND NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Certain Derivative Instruments and Hedging Activities," effective January 1, 2001. The Company uses non-derivative financial instruments to help hedge its exposure for certain investments in foreign subsidiaries in which the net assets are exposed to currency exchange rate volatility. Adoption of SFAS No. 133 requires the Company to report the net amounts of gains and losses that arise from qualifying non-derivative hedging instruments in the cumulative translation adjustment during the reporting period. The Company's accounting treatment of SFAS No. 133 is consistent with the method previously used under Statement of Financial Accounting Standards No. 52 (SFAS No. 52), "Foreign Currency Translation."

Currency exposure related to the Company's investment in the net assets of its Canadian subsidiary, Acklands-Grainger Inc. (AGI), is partially mitigated by a foreign currency denominated debt obligation of the parent. Gains and losses associated with the debt obligation offset gains and losses in the net investment in AGI.

For the six month period ended June 30, 2001, $1,256,000 of gain related to the foreign currency denominated debt obligation and was included in the cumulative translation adjustment. For the same period of 2000, $2,980,000 of gain related to the obligation and was included in the cumulative translation adjustment.

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.141 (SFAS No. 141), "Business Combinations," and Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Intangible Assets." SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows:

1.	All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
2.	Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented, or exchanged, either individually or as part of a related contract, asset, or liability.

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
4.	Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
5.	All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

Goodwill (using current exchange rates) is currently being amortized at approximately $5 million annually and is projected to have a net carrying value of approximately $157 million at the date of adoption of this standard. The Company is currently evaluating the provisions of SFAS No. 142 and has not yet determined the effect that adoption of this standard will have on its financial statements.

5. ACQUISITION

On February 26, 2001, Lab Safety Supply, Inc., the Company’s wholly owned subsidiary, acquired The Ben Meadows Co., Inc. (Ben Meadows), of Canton, Georgia, for approximately $14.4 million, including costs associated with the acquisition. Ben Meadows, a privately held corporation with annual sales of more than $20,000,000, is a business-to-business direct marketer specializing in equipment for the environmental and forestry management markets. The acquisition was accounted for under the purchase method of accounting. Results for Ben Meadows are included in the Company’s results since the date of its acquisition. Given the size of the acquisition, no accretion or dilution of the Company’s earnings per share was projected.

6. EXECUTIVE STOCK PURCHASE PROGRAM

On March 26, 2001, a group of 83 executives bought approximately 787,000 treasury shares from the Company. Cash proceeds from the sale, which amounted to $24,366,000, were used by the Company to repurchase shares of the Company’s stock on the open market. Executives who met a threshold purchase requirement of one times their annual base salary received a grant of restricted stock that will vest if they remain with the Company and hold their purchased shares for a minimum of two years. The grant totaled approximately 192,000 shares of restricted stock.

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7. NON-RECURRING CHARGES

On April 23, 2001, the Company announced its plans to shut down the operations of Material Logic and write down its investment in other digital activities. Material Logic was the digital unit the Company formed to seek other equity participants. As a result of this action, the Company has shut down all of Material Logic’s branded e-commerce sites except FindMRO.com, which will remain an integrated sourcing service for the Company’s customers.

In connection with the closing of Material Logic, the Company has taken a non-recurring, pre-tax charge of $40 million (after-tax $24 million) in the second quarter of 2001. The charge included a provision for the planned elimination of approximately 178 jobs at Material Logic. The Company provided a comprehensive separation package, including outplacement services, to the employees whose jobs have been eliminated. As of June 30, 2001, approximately 163 employees have been severed. Severance payments for most terminated employees begin July 1, 2001.

In addition, the Company wrote down its investment in other digital enterprises and took a pre-tax charge of $26.5 million (after-tax $14 million). This included divestiture of the Company’s 40 percent investment in Works.com, Inc. The Company acquired its ownership in Works.com, Inc. an unrelated third party, on August 1, 2000, when OrderZone.com was combined with Works.com.

The total effect of both non-recurring charges amounted to an after-tax cost of $38 million, or $0.40 per share, in the 2001 second quarter.

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table displays the activity and balance of the Material Logic restructuring reserve as of June 30, 2001:

                                                                       (In thousands of dollars)

                                                             Original
                                                             Provision        Deductions          Balance
                                                          --------------------------------------------------
Restructuring Reserve (Operating expenses):
--------------------------------------------------
Workforce reductions .............................        $      17,300    $       (2,285)     $      15,015
Asset and equipment write-offs and disposals .....                5,800            (3,000)             2,800
Contractual obligations ..........................                4,900            (2,288)             2,612
Other shut-down costs ............................               12,000            (9,162)             2,838
                                                          -------------    --------------      -------------
                                                          $      40,000    $      (16,735)     $      23,265
                                                          =============    ===============     =============

Deductions reflect cash payments of $9,596,000 and non-cash utilization of $7,139,000.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2000:

Company Net Sales

The Company’s net sales of $1,225,040,000 in the 2001 second quarter were down 4% compared with sales of $1,271,651,000 for the comparable 2000 period. Sales performance in the second quarter of 2001 was affected by the continuing general weakness in the North American economy.

There were 64 sales days in both the 2001 and 2000 second quarters. The full year 2001 will have 255 sales days, the same number of sales days as the year 2000.

Sales processed through the Company's Internet sites were $110 million, up 37% from the $80 million achieved in the second quarter of 2000.

Segment Net Sales

The following comments at the segment level include external and intersegment net sales; those comments at the business unit level include external and inter- and intrasegment net sales. For segment information see Note 3 to the Consolidated Financial Statements included in this report.

Branch-based Distribution Businesses

Net sales of $1,099,083,000 for the second quarter of 2001 decreased 4.3% when compared with net sales of $1,148,822,000 in the second quarter of 2000.

Daily sales in the United States declined approximately 4% primarily due to a slowdown in the U.S. economy. Sales to government accounts increased while sales to other customer categories declined. Sales processed through Grainger.com were $85 million, a 31% increase over second quarter 2000 sales of $65 million.

Daily sales in Canada decreased 0.7% during the second quarter of 2001 due to an unfavorable Canadian exchange rate. In local currency, this business experienced an increase of 3.3% driven by the oil and gas and selected forestry sectors of the Canadian economy, along with improved sales to large accounts. This growth was partially offset by a continued slowdown in the manufacturing sector in Eastern Canada.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

The Mexican operation experienced an 18% decline in net sales. This decrease was attributable to weakness in the automotive and electronics manufacturing industries and a slowdown in the Mexican economy.

Digital Businesses

Net sales for the second quarter of 2001 were $12,676,000 compared with $14,182,000 for the same period in 2000. Net sales for this segment primarily represents product sales for FindMRO.com (through May 2001) and service fee revenues for the rest of Material Logic.

On April 23, 2001, the Company announced that it would shut down the operations of Material Logic with the exception of FindMRO.com. In connection with this announcement, the Company took a pre-tax non-recurring charge of $40 million. FindMRO.com was then established as an operating unit separate from Material Logic. Effective June 1, 2001, FindMRO.com was added to the Branch-based Distribution Businesses. Beginning with the 2001 third quarter, the Digital segment will cease operations.

Lab Safety Supply

Second quarter 2001 net sales for Lab Safety Supply were $83,513,000, essentially flat compared with $83,497,000 for the same period in 2000. Net sales for the second quarter of 2001 includes Ben Meadows, a direct marketer specializing in equipment for the environmental and forestry management markets, acquired on February 26, 2001. Excluding these acquired sales, second quarter 2001 sales for Lab Safety Supply decreased for both safety and industrial products, primarily as a consequence of the continued slowing of the industrial economy.

Other Businesses

Net sales for the second quarter of 2001 were $46,171,000, an increase of 3.8% compared with $44,471,000 for the same period in 2000. Sales growth for this segment is primarily attributable to increased sales at Grainger Integrated Supply. Sales for this business unit include product sales and management fees.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Company Net Earnings

The Company’s net earnings of $14,820,000 in the second quarter of 2001 decreased 73 percent compared with the net earnings of $55,662,000 for the comparable 2000 period. The second quarter of 2001 included previously announced, non-recurring, after-tax charges of $38 million, or $0.40 per share. The second quarter of 2000 included an after-tax gain related to sales of an investment security for $15.5 million or $0.16 per share. Excluding these unusual items from both the 2001 and 2000 second quarters, net earnings increased 32 percent to $52.8 million from $40.1 million and earnings per share increased 28 percent to $0.55 from $0.43. The increase in net earnings (excluding unusual items) resulted primarily from the elimination of losses of the Digital businesses, improved operating earnings of the Branch-based Distribution Businesses and the Other Businesses, and from lower interest expense.

Segment Operating Earnings

The following comments at the segment level include external and intersegment operating earnings; those comments at the business unit level include external and inter- and intrasegment operating earnings. For segment information see Note 3 to the Consolidated Financial Statements included in this report.

Branch-based Distribution Businesses

Operating earnings of $93,856,000 for the second quarter increased 3.4% compared with operating earnings of $90,749,000 in the second quarter of 2000. This improvement resulted from higher gross profit margins partially offset by slightly higher operating expenses.

Gross profit margins increased 1.8 percentage points from the comparable 2000 quarter. The improvement in gross profit margins was primarily attributable to selected pricing actions intended to cover freight and supplier cost increases. Partially offsetting this improvement was higher sales of sourced product (not inventoried) which, in general, carry lower gross profit margins.

Operating expenses increased 0.6% for the quarter versus a 4.3% decline in net sales. The increase in operating expenses was primarily related to employee benefits costs. Other operating expenses declined approximately 1% versus the 2000 quarter.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Digital Businesses

The Digital Businesses incurred operating losses of $40,000,000 compared with operating losses of $16,221,000 for the second quarter of 2000. On April 23, 2001, the Company announced it would shut down the operations of Material Logic with the exception of FindMRO.com. In connection with this announcement, the Company took a non-recurring charge of $40 million. FindMRO.com was then established as an operating unit separate from Material Logic. Effective June 1, 2001, FindMRO.com was added to the Branch-based Distribution Businesses. Beginning with the 2001 third quarter, the Digital Businesses segment will cease operations. For additional information, see Note 7 to the Consolidated Financial Statements included in this report.

Lab Safety Supply

Lab Safety Supply had operating earnings of $12,577,000 for the second quarter of 2001, a decrease of 8.7% compared with operating earnings of $13,774,000 for the second quarter of 2000. The operating earnings decline was primarily due to higher operating expenses including increased data processing and employee costs.

Other Businesses

Other Businesses had operating earnings of $470,000 in the second quarter of 2001 compared with operating losses of $3,216,000 in the comparable period of 2000. The significant improvement in operating earnings primarily relates to Grainger Integrated Supply, which improved profitability by eliminating or restructuring unprofitable contracts and by reducing its cost structure.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Other Income or (Deductions)

Other income and deductions includes the following non-recurring items:

1.	In 2001, a $26.5 million loss related to investments in digital enterprises.
2.	In 2000, a gain of $26.1 million from the sale of an investment security.

Excluding these unusual items from both periods, 2001 had a net deduction of $4.0 million versus a net deduction of $5.5 million in 2000.

Income Taxes

The Company’s effective income tax rate was 36.0% for the second quarter of 2001 and 40.5% for the same period in 2000. This rate decrease was due to the write-off of investments in unconsolidated entities, which resulted in tax benefits disproportionate to the loss incurred. Partially offsetting the rate reduction were two items:

1.	The loss on equity interests in unconsolidated entities, which is a net of tax number.
2.	Capital losses primarily related to investments in other digital enterprises, which are not deductible in the absence of capital gains.

Excluding the effect of these items, the effective tax rate was 40.5% for the second quarter 2001.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2000:

Company Net Sales

The Company’s net sales of $2,444,460,000 in the first half of 2001 were down 2.0% compared with sales of $2,494,100,000 for the comparable 2000 period. Sales performance in the first half of 2001 was affected by the continuing general weakness in the North American economy and one less selling day versus 2000.

There were 128 sales days in the 2001 first half and 129 sales days in the first half of 2000. The full year 2001 will have 255 sales days, the same number of sales days as the year 2000.

Sales processed through the Company's Internet sites were $210 million, up 48% from the $142 million achieved in the first half of 2000.

Segment Net Sales

The following comments at the segment level include external and intersegment net sales; those comments at the business unit level include external and inter- and intrasegment net sales. For segment information see Note 3 to the Consolidated Financial Statements included in this report.

Branch-based Distribution Businesses

Net sales of $2,190,776,000 for the first six months of 2001 decreased 2.5% when compared with net sales of $2,247,445,000 in the first six months of 2000.

Daily sales in the United States declined approximately 2% primarily due to a slowdown in the U.S. economy. Daily sales to government and national accounts increased while sales to other customer categories declined. Sales processed through Grainger.com were $160 million, a 33% increase over the first six months of 2000 sales of $120 million.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Daily sales growth in Canada increased 0.9% during the first half of 2001, which was impacted by an unfavorable Canadian exchange rate. In local currency, this business experienced an increase in daily sales of 5.5% driven by the oil and gas and selected forestry sectors of the Canadian economy, along with improved sales to large accounts. This growth was partially offset by a continued slowdown in the manufacturing sector in Eastern Canada.

The Mexican operation experienced a 12.2% decline in daily net sales. This decrease was attributable to weakness in the automotive and electronics manufacturing industries and a slowdown in the Mexican economy.

Digital Businesses

Net sales for the first half of 2001 were $29,979,000 compared with $20,598,000 for the same period in 2000. Net sales for this segment primarily represents product sales for FindMRO.com (through May 2001) and service fee revenues for the rest of Material Logic.

On April 23, 2001, the Company announced that it would shut down the operations of Material Logic with the exception of FindMRO.com. In connection with this announcement, the Company took a pre-tax, non-recurring charge of $40 million. FindMRO.com was then established as an operating unit separate from Material Logic. Effective June 1, 2001, FindMRO.com was added to the Branch-based Distribution Businesses. Beginning with the 2001 third quarter, the Digital segment will cease operations.

Lab Safety Supply

First half 2001 net sales for Lab Safety Supply were $171,138,000, an increase of 0.5% compared with $170,362,000 for the same period in 2000. Net sales for the six months ended June 30, 2001 includes net sales for Ben Meadows, a direct marketer specializing in equipment for the environmental and forestry management markets, since its acquisition on February 26, 2001. Excluding these acquired sales, first half 2001 sales performance for Lab Safety Supply decreased for both safety and industrial products. This performance was the result of the continued slowing of the industrial economy.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Other Businesses

Net sales for the first half of 2001 were $88,327,000, an increase of 3.3% compared with $85,474,000 for the same period in 2000. Sales growth for this segment is primarily attributable to increased sales at Grainger Integrated Supply. Sales for this business unit include product sales and management fees.

Company Net Earnings

The Company’s net earnings of $56,995,000 in the first half of 2001 decreased 41 percent compared with the net earnings of $96,873,000 for the comparable 2000 period. The first half of 2001 included the previously announced non-recurring, after-tax charges of $38 million, or $0.40 per share. The first half of 2000 included an after-tax gain related to sales of an investment security of $15.5 million, or $0.16 per share. Excluding these unusual items from both periods, net earnings increased 17 percent to $95.0 million from $81.3 million and earnings per share increased 15 percent to $1.00 from $0.87. The increase in net earnings (excluding unusual items) resulted primarily from the elimination of losses of the Digital Businesses, improved operating earnings of the Branch-based Distribution Businesses and the Other Businesses, and from lower interest expense.

Segment Operating Earnings

The following comments at the segment level include external and intersegment operating earnings; those comments at the business unit level include external and inter- and intrasegment operating earnings. For segment information see Note 3 to the Consolidated Financial Statements included in this report.

Branch-based Distribution Businesses

Operating earnings of $183,935,000 for the first half of 2001 increased 5.0% compared with operating earnings of $175,257,000 in the first half of 2000. This improvement resulted from higher gross profit margins partially offset by slightly higher operating expenses.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Gross profit margins increased 1.4 percentage points from the comparable 2000 period. The improvement in gross profit margins was primarily attributable to selected pricing actions intended to cover freight and supplier cost increases. Partially offsetting this improvement was higher sales of sourced product (not inventoried) which in general, carry lower gross profit margins.

Operating expenses increased 1.1% for the first half versus a 2.5% decline in net sales. The increase in operating expenses was primarily related to employee benefits costs. Other operating expenses declined approximately 2% versus the first half of 2000.

Digital Businesses

The Digital Businesses incurred operating losses of $50,157,000 compared with operating losses of $27,154,000 for the first half of 2000. On April 23, 2001, the Company announced it would shut down the operations of Material Logic with the exception of FindMRO.com. In connection with this announcement, the Company took a non-recurring, pre-tax charge of $40 million. FindMRO.com was then established as an operating unit separate from Material Logic. Effective June 1, 2001, FindMRO.com was added to the Branch-based Distribution Businesses. Beginning with the 2001 third quarter, the Digital Businesses segment will cease operations. For additional information, see Note 7 to the Consolidated Financial Statements included in this report.

Lab Safety Supply

Lab Safety Supply had operating earnings of $28,711,000 for the first half of 2001, an increase of 1.2% compared with operating earnings of $28,382,000 for the first half of 2000. The operating earnings improvement was primarily due to improved gross margins partially offset by higher operating expenses. Operating expenses increased faster than sales primarily due to increased data processing and employee costs partially offset by lower amortization of intangibles.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Other Businesses

Other Businesses had operating earnings of $841,000 in the first half of 2001 compared with operating losses of $6,322,000 in the comparable period of 2000. The significant improvement in operating earnings primarily relates to Grainger Integrated Supply, which improved profitability by eliminating or restructuring unprofitable contracts and by reducing its cost structure.

Other Income or (Deductions)

Other income and deductions includes the following non-recurring items:

1.	In 2001, a $26.5 million loss related to investments in digital enterprises.
2.	In 2000, a gain of $26.1 million from the sale of an investment security.

Excluding these unusual items from both periods, the first half of 2001 had a net deduction of $12.9 million versus a net deduction of $11.0 million in the comparable 2000 period.

Income Taxes

The Company’s effective income tax rate was 41.8% for the first half of 2001 and 40.5% for the same period in 2000. This rate increase was due primarily to the following two items:

1.	The loss on equity interests in unconsolidated entities, which is a net of tax number.
2.	Capital losses primarily related to investments in other digital enterprises, which are not deductible in the absence of capital gains.

Partially offsetting these items was the impact of the write-off of investments in unconsolidated entities, which resulted in tax benefits disproportionate to the loss incurred.

Excluding the effect of these items, the effective tax rate was 40.5% for 2001.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2001, working capital increased by $63,302,000. The ratio of current assets to current liabilities was 2.2 at June 30, 2001 and 2.0 at December 31, 2000. The Consolidated Statements of Cash Flows, included in this report, detail the sources and uses of cash and cash equivalents.

The Company maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, the Company has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit and otherwise. Total debt as a percent of Shareholders’ Equity was 16% at June 30, 2001 and 21% at December 31, 2000. For the first six months of 2001, $42,905,000 was expended for property, buildings, and equipment, and $4,061,000 was expended for capitalized software, for a total of $46,966,000.

On February 26, 2001, Lab Safety Supply, Inc., the Company's wholly owned subsidiary, acquired The Ben Meadows Co., Inc. for approximately $14.4 million. See Note 5, "Acquisition," in the Notes to Consolidated Financial Statements for additional information.

On March 26, 2001, a group of 83 executives bought $24,366,000 of common stock from the Company. The proceeds were used to repurchase shares on the open market. See Note 6, “Executive Stock Purchase Program,” in the Notes to Consolidated Financial Statements for additional information.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Throughout this Form 10-Q are forward-looking statements, i.e., not historical facts, about the Company’s expected future financial results and business plans, strategies, and objectives. These forward-looking statements are often identified by qualifiers such as: “expects,” “will,” “plans,” “estimates,” “intends,” or similar expressions. There are risks and uncertainties the outcome of which could cause the Company’s results to differ materially from what is projected.

Factors that may affect forward-looking statements include the following: higher product costs or other expenses; a major loss of customers; increased competitive pricing pressure on the Company’s businesses; failure to develop or implement new technologies or other business strategies; the outcome of pending and future litigation and governmental proceedings; changes in laws and regulations; facilities disruptions or shutdowns due to accidents, natural acts or governmental action; unanticipated weather conditions; and other difficulties in improving margins or financial performance.

Trends and projections could also be affected by general industry and market conditions, gross domestic product growth rates, general economic conditions, including interest rate and currency rate fluctuations, and other factors.

W.W. Grainger, Inc., and Subsidiaries
PART II-OTHER INFORMATION

Items 1, 2, 3, 4, and 5 not applicable.

Item 6	Exhibits (numbered in accordance with Item 601 of regulation S-K).		EXHIBIT INDEX
a) Exhibits
	(3)	Bylaws, as amended	30-47
	(10)	Agreement and Release dated July 1, 2001 by and among the Company, Donald E. Bielinski, and Laura A. Bielinski	48-55
	(11)	Computations of Earnings per Share	28-29
b) Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. Grainger, Inc. (Registrant)
Date: August 10, 2001	By:	/s/ P.O. Loux P.O. Loux, Senior Vice President, Finance and Chief Financial Officer

Exhibit 11.1

W.W. Grainger, Inc., and Subsidiaries
COMPUTATIONS OF EARNINGS PER SHARE

                                                                                    Six Months Ended June 30,
                                                                              ---------------------------------------
BASIC:                                                                             2001                     2000
                                                                              ---------------         ---------------

Weighted average number of shares outstanding
   during the year ...................................................             93,391,830              92,985,940
                                                                              ===============         ===============

Net earnings .........................................................        $    56,995,000         $    96,873,000
                                                                              ===============         ===============

Earnings per share ...................................................        $          0.61         $          1.04
                                                                              ===============         ===============

DILUTED:

Weighted average number of shares outstanding
   during the year (basic) ...........................................             93,391,830              92,985,940

     Potential Shares:

       Shares issuable under outstanding options .....................              2,924,035               2,415,545

       Shares which could have been purchased based
         on the average market value for the period ..................             (2,580,324)             (1,742,716)
                                                                              ---------------         ---------------

                                                                                      343,711                 672,829

       Dilutive effect of exercised options prior to being
         exercised ...................................................                 15,994                  40,401
                                                                              ---------------         ---------------

       Shares for the portion of the period that the options
         were outstanding ............................................                359,705                 713,230

       Contingently issuable shares ..................................              1,023,525                 733,000
                                                                              ---------------         ---------------

                                                                                    1,383,230               1,446,230
                                                                              ---------------         ---------------

Adjusted weighted average number of shares outstanding
  during the year ....................................................             94,775,060              94,432,170
                                                                              ===============         ===============

Net earnings .........................................................        $    56,995,000         $    96,873,000
                                                                              ===============         ===============

Earnings per share ...................................................        $          0.60         $          1.03
                                                                              ===============         ===============

Exhibit 11.2

W.W. Grainger, Inc., and Subsidiaries
COMPUTATIONS OF EARNINGS PER SHARE

Basic:                                                                             2001               2000
                                                                              ---------------    --------------

Three months ended June 30:

   Six months ended June 30, as reported in Exhibit 11.1 .............        $         0.61     $         1.04

   Three months ended March 31, as previously reported ...............                  0.45               0.44
                                                                              --------------     --------------

   Earnings per share for the three months ended June 30 .............        $         0.16     $         0.60
                                                                              ===============    ==============

Diluted:

Three months ended June 30:

   Six months ended June 30, as reported in Exhibit 11.1 .............        $          0.60     $        1.03

   Three months ended March 31, as previously reported ...............                   0.45              0.44
                                                                              ---------------      ------------

   Earnings per share for the three months ended June 30 .............        $          0.15     $        0.59
                                                                              ===============     =============