Form 10-Q
period 2001-09-30
GRAINGER W W INC
filed 2001-11-13
CIK 277135

29 Pages Complete

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the period ended September 30, 2001

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

Yes  X    No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 93,546,126 shares of the Company's Common Stock were outstanding as of October 31, 2001.

The Exhibit Index appears on page 26 in the sequential numbering system.

Part I-FINANCIAL INFORMATION

W.W. Grainger, Inc., and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars except for per share amounts)
(Unaudited)

                                                         Three Months Ended                        Nine Months Ended
                                                           September 30,                             September 30,
                                                ---------------------------------         ---------------------------------
                                                    2001                 2000                 2001                 2000
                                                -------------        ------------         ------------         ------------

Net sales ..............................        $  1,199,358         $  1,273,038         $  3,643,818         $  3,767,138

Cost of merchandise sold ...............             803,507              863,853            2,458,140            2,584,317

                                                ------------         ------------         ------------         ------------

  Gross profit .........................             395,851              409,185            1,185,678            1,182,821

Warehousing, marketing, and
  administrative expenses ..............             300,474              317,607              912,924              943,565

Restructuring charges ..................                --                   --                 40,000                 --

                                                ------------         ------------         ------------         ------------

  Operating earnings ...................              95,377               91,578              232,754              239,256

Other income or (deductions)
  Interest income ......................                 713                  442                1,813                1,379
  Interest expense .....................              (2,169)              (6,398)              (9,137)             (19,085)
  Equity in loss of
    unconsolidated entities ............                (339)              (4,602)              (6,352)              (4,602)
  Loss on liquidation of equity
    in unconsolidated entity ...........                --                   --                (21,497)                --
  Gain on sale of investment
    securities .........................                 138                3,153                  138               29,288
  Unclassified-net .....................                 676                 (190)              (5,356)                 559
                                                ------------         ------------         ------------         ------------
                                                        (981)              (7,595)             (40,391)               7,539
                                                ------------         ------------         ------------         ------------

  Earnings before income taxes .........              94,396               83,983              192,363              246,795

Income taxes ...........................              38,374               35,876               79,346              101,815
                                                ------------         ------------         ------------         ------------

  Net earnings .........................        $     56,022         $     48,107         $    113,017         $    144,980
                                                ============         ============         ============         ============

Earnings per share:

  Basic ................................        $       0.60         $       0.52         $       1.21         $       1.56
                                                ============         ============         ============         ============

  Diluted ..............................        $       0.59         $       0.51         $       1.19         $       1.54
                                                ============         ============         ============         ============

Weighted average number of shares
  outstanding:

  Basic ................................          93,360,391           93,097,895           93,381,350           93,023,258
                                                ============         ============         ============         ============

  Diluted ..............................          94,905,733           94,074,751           94,818,617           94,313,030
                                                ============         ============         ============         ============

Cash dividends paid per share ..........        $      0.175         $       0.17         $       0.52         $       0.50
                                                ============         ============         ============         ============

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

                                                         Three Months Ended                        Nine Months Ended
                                                           September 30,                             September 30,
                                                ---------------------------------         ---------------------------------
                                                    2001                 2000                 2001                 2000
                                                -------------        ------------         ------------         ------------

Net earnings ...........................        $     56,022         $     48,107         $    113,017         $    144,980

Other comprehensive (loss),
  net of tax:
    Foreign currency translation
      adjustments ......................             (10,958)              (2,555)             (14,755)              (8,527)

    (Loss) in investment securities:
      Unrealized holding (loss) ........              (6,518)              (6,967)              (5,595)             (54,350)
      Reclassification
        adjustments for realized
        gains included in net
        earnings .......................                 (84)              (2,081)                 (84)             (17,631)
                                                ------------         ------------         ------------         ------------

Comprehensive earnings .................        $     38,462         $     36,504         $     92,583         $     64,472
                                                ============         ============         ============         ============

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

ASSETS                                                                   Sept. 30, 2001         Dec. 31, 2000
----------------------------------------------------------------         --------------         --------------
CURRENT ASSETS
  Cash and cash equivalents .....................................        $      138,516         $       63,384
  Accounts receivable, less allowance for doubtful
    accounts of $30,685 in 2001 and $23,436 in 2000 .............               548,288                608,297
  Inventories ...................................................               630,437                704,071
  Prepaid expenses ..............................................                47,993                 25,173
  Deferred income tax benefits ..................................                92,807                 82,077
                                                                         --------------         --------------
    Total current assets ........................................             1,458,041              1,483,002

PROPERTY, BUILDINGS, AND EQUIPMENT ..............................             1,354,569              1,308,027
  Less accumulated depreciation and amortization ................               682,461                631,630
                                                                         --------------         --------------

  Property, buildings, and equipment-net ........................               672,108                676,397

DEFERRED INCOME TAXES ...........................................                 5,974                  8,820

INVESTMENTS IN UNCONSOLIDATED ENTITIES ..........................                 4,412                 23,838

OTHER ASSETS ....................................................               239,131                267,544
                                                                         --------------         --------------

TOTAL ASSETS ....................................................        $    2,379,666         $    2,459,601
                                                                         ==============         ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------
CURRENT LIABILITIES
  Short-term debt ...............................................        $        4,169         $      173,538
  Current maturities of long-term debt ..........................                22,755                 22,770
  Trade accounts payable ........................................               284,998                220,924
  Accrued expenses ..............................................               305,351                300,740
  Income taxes ..................................................                21,662                 29,352
                                                                         --------------         --------------
    Total current liabilities ...................................               638,935                747,324

LONG-TERM DEBT (less current maturities) ........................               119,116                125,258

ACCRUED EMPLOYMENT RELATED BENEFITS COSTS .......................                53,601                 49,537

MINORITY INTEREST ...............................................                    88                     96

SHAREHOLDERS' EQUITY
  Cumulative Preferred Stock-$5 par value-authorized,
    12,000,000 shares, issued and outstanding, none .............                  --                     --
  Common Stock-$0.50 par value-authorized, 300,000,000
    shares; issued 108,455,180 shares, 2001 and
    108,037,082 shares, 2000 ....................................                54,228                 54,017
  Additional contributed capital ................................               289,220                276,819
  Retained earnings .............................................             1,892,805              1,837,298
  Unearned restricted stock compensation ........................               (21,712)               (22,720)
  Accumulated other comprehensive (loss) ........................               (39,266)               (18,832)
  Treasury stock, at cost-14,574,662 shares, 2001
    and 14,104,212 shares, 2000 .................................              (607,349)              (589,196)
                                                                         --------------         --------------

Total shareholders' equity ......................................             1,567,926              1,537,386
                                                                         --------------         --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................        $    2,379,666         $    2,459,601
                                                                         ==============         ==============

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

                                                                               Nine Months Ended Sept. 30,
                                                                         -------------------------------------
                                                                               2001                   2000
                                                                         --------------         --------------
Cash flows from operating activities:
  Net earnings ..................................................        $      113,017         $      144,980
  Provision for losses on accounts receivable ...................                15,616                 10,915
  Depreciation and amortization:
    Property, buildings, and equipment ..........................                59,440                 62,611
    Intangibles and goodwill ....................................                 4,459                  7,484
    Amortization of capitalized software ........................                12,200                 12,521
  (Gain) on sales of investment securities ......................                  (138)               (29,288)
  Non-cash restructuring charge .................................                10,638                   --
  Asset write-downs .............................................                 6,000                   --
  Loss on unconsolidated entities ...............................                25,749                  4,602
  Change in operating assets and liabilities-
    net of business acquisition and asset write-downs:
    Decrease (increase) in accounts receivable ..................                42,714               (103,044)
    Decrease in inventories .....................................                71,566                  4,543
    (Increase) in prepaid expenses ..............................               (22,238)                (7,252)
    (Increase) in deferred income taxes .........................               (10,576)               (11,177)
    Increase in trade accounts payable ..........................                64,149                 12,804
    Increase in other current liabilities .......................                 2,644                  8,375
    (Decrease) increase in current income taxes payable .........                (8,944)                36,029
    Increase in accrued employment related
      benefits costs ............................................                 4,064                  1,450
  Other - net ...................................................                 4,714                  5,803
                                                                         --------------         --------------

Net cash provided by operating activities .......................               395,074                161,356
                                                                         --------------         --------------

Cash flows from investing activities:
  Additions to property, buildings, and
    equipment-net of dispositions ...............................               (53,905)               (37,112)
  Expenditures for capitalized software .........................                (5,463)               (27,742)
  Proceeds from sales of investment securities ..................                   473                 30,740
  Purchases of investment securities ............................                  --                   (5,000)
  Net cash paid for business acquisition ........................               (14,407)                  --
  Investments in unconsolidated entities ........................                (4,547)               (25,333)
  Other-net .....................................................                  (160)                (1,764)
                                                                         --------------         --------------

Net cash (used in) investing activities .........................        $      (78,009)        $      (66,211)
                                                                         --------------         --------------

W.W. Grainger, Inc., and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands of dollars)
(Unaudited)

                                                                                 Nine Months Ended Sept. 30,
                                                                         -------------------------------------
                                                                              2001                   2000
                                                                         --------------         ---------------
Cash flows from financing activities:
  Net (decrease) in short-term debt .............................        $     (169,369)        $      (42,942)
  Long-term debt payments .......................................                   (15)                   (52)
  Stock incentive plan ..........................................                 6,013                  6,174
  Proceeds from sale of treasury stock ..........................                24,366                   --
  Purchase of treasury stock-net ................................               (51,315)                  (458)
  Contributions from minority interest ..........................                  --                      100
  Cash dividends paid ...........................................               (49,099)               (46,891)
                                                                         --------------         --------------

Net cash (used in) financing activities .........................              (239,419)               (84,069)
                                                                         --------------         --------------

Exchange rate effect on cash and cash equivalents ...............                (2,514)                (1,495)
                                                                         --------------         --------------

Net increase in cash and cash equivalents .......................                75,132                  9,581

Cash and cash equivalents at beginning of year ..................                63,384                 62,683
                                                                         --------------         --------------

Cash and cash equivalents at end of period ......................        $      138,516         $       72,264
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

2. DIVIDEND

On October 31, 2001, the Board of Directors declared a quarterly dividend of $0.175 per share, payable December 1, 2001, to shareholders of record on November 12, 2001.

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3. SEGMENT INFORMATION (In thousands of dollars)

                                                                   Three Months Ended September 30, 2001
                                           ------------------------------------------------------------------------------------------
                                                                                      Lab
                                           Branch-based                              Safety
                                           Distribution           Digital            Supply               Other              Totals
                                           ------------        -----------         ------------        ------------      ------------
                                                                            (In thousands of dollars)

Total net sales ...................        $  1,074,309        $       --          $     79,012        $     49,950      $  1,203,271
Intersegment net sales ............               3,575                --                   338                --               3,913
Net sales to external customers ...           1,070,734                --                78,674              49,950         1,199,358
Segment operating earnings (loss) .              95,488                --                12,280                (880)          106,888

                                                                    Three Months Ended September 30, 2000
                                           ------------------------------------------------------------------------------------------
                                                                                      Lab
                                           Branch-based                              Safety
                                           Distribution           Digital            Supply               Other              Totals
                                           ------------        -----------         ------------        ------------      ------------
                                                                            (In thousands of dollars)

Total net sales ...................        $  1,146,432        $     15,848         $     83,230        $     48,000      $  1,293,510
Intersegment net sales ............               3,718              15,229                  224               1,301            20,472
Net sales to external customers ...           1,142,714                 619               83,006              46,699         1,273,038
Segment operating earnings (loss) .             107,020             (12,095)              14,747              (5,118)          104,554

                                                                    Nine Months Ended September 30, 2001
                                           ------------------------------------------------------------------------------------------
                                                                                      Lab
                                           Branch-based                              Safety
                                           Distribution           Digital            Supply               Other              Totals
                                           ------------        -----------         ------------        ------------      ------------
                                                                            (In thousands of dollars)

Total net sales ...................        $  3,265,085        $     29,979         $    250,150        $    138,277      $  3,683,491
Intersegment net sales ............              10,571              28,139                  963                --              39,673
Net sales to external customers ...           3,254,514               1,840              249,187             138,277         3,643,818
Segment operating earnings (loss) .             279,423             (50,157)              40,991                 (39)          270,218

                                                                    Nine Months Ended September 30, 2000
                                           ------------------------------------------------------------------------------------------
                                                                                      Lab
                                           Branch-based                              Safety
                                           Distribution           Digital            Supply               Other              Totals
                                           ------------        -----------         ------------        ------------      ------------
                                                                            (In thousands of dollars)

Total net sales ...................        $  3,393,877        $     36,446         $    253,592        $    133,474      $  3,817,389
Intersegment net sales ............               9,854              35,403                  676               4,318            50,251
Net sales to external customers ...           3,384,023               1,043              252,916             129,156         3,767,138
Segment operating earnings (loss) .             282,277             (39,249)              43,129             (11,440)          274,717

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

                                                                                      Lab
                                           Branch-based                              Safety
                                           Distribution           Digital            Supply               Other              Totals
                                           ------------        -----------         ------------        ------------       ------------
                                                                            (In thousands of dollars)

Segment assets
At September 30, 2001 .............        $  1,904,848        $       --          $    130,153        $     40,507      $  2,075,508
                                           ============        ============        ============        ============      ============
At December 31, 2000 ..............        $  2,016,220        $      9,933        $    111,961        $     54,095      $  2,192,209
                                           ============        ============        ============        ============      ============

A reconciliation of segment information to consolidated information is as follows (In thousands of dollars):

                                                                   Three Months Ended September 30,
                                                               --------------------------------------
                                                                     2001                   2000
                                                               ---------------        ---------------

Total operating earnings for reportable segments ......        $      106,888         $      104,554
Unallocated expenses ..................................               (11,495)               (12,967)
Elimination of intersegment profits ...................                   (16)                    (9)
                                                               --------------         --------------
  Total consolidated operating earnings ...............        $       95,377         $       91,578
                                                               ==============         ==============

                                                                  Nine Months Ended September 30,
                                                               -------------------------------------
                                                                     2001                   2000
                                                               --------------         --------------
Total operating earnings for reportable segments ......        $      270,218         $      274,717
Unallocated expenses ..................................               (37,448)               (35,452)
Elimination of intersegment profits ...................                   (16)                    (9)
                                                               --------------         --------------
  Total consolidated operating earnings ...............        $      232,754         $      239,256
                                                               ==============         ==============

                                                                September 30,           December 31,
                                                                    2001                    2000
                                                               --------------         --------------
Assets:
Total assets for reportable segments ..................        $    2,075,508         $    2,192,209
Unallocated assets ....................................               304,158                267,392
                                                               --------------         --------------
  Total consolidated assets ...........................        $    2,379,666         $    2,459,601
                                                               ==============         ==============

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4. ADOPTION OF ACCOUNTING STANDARD AND NEW ACCOUNTING PRONOUNCEMENTS

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

For the nine month period ended September 30, 2001, $6,142,000 of gain related to the foreign currency denominated debt obligation and was included in the cumulative translation adjustment. For the same period of 2000, $4,863,000 of gain related to the obligation and was included in the cumulative translation adjustment.

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.141 (SFAS No. 141), "Business Combinations," and Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Intangible Assets." SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows:

1.	All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

2.	Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented, or exchanged, either individually or as part of a related contract, asset, or liability.

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

4.	Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicated.

5.	All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

Goodwill (using current exchange rates) is currently being amortized at approximately $5 million annually and is projected to have a net carrying value of approximately $151 million at the date of adoption of this standard. The Company is currently evaluating the provisions of SFAS No. 142 and has not yet determined the effect that adoption of this standard will have on its financial statements.

5. ACQUISITION

On February 26, 2001, Lab Safety Supply, Inc., the Company's wholly owned subsidiary, acquired The Ben Meadows Co., Inc. (Ben Meadows), of Canton, Georgia, for approximately $14.4 million, including costs associated with the acquisition.

Ben Meadows, a privately held corporation with annual sales of more than $20,000,000, is a business-to-business direct marketer specializing in equipment and supplies for the environmental and forestry management markets. The acquisition was accounted for under the purchase method of accounting. Results for Ben Meadows are included in the Company’s results since the date of its acquisition. Given the size of the acquisition, pro forma disclosures are not considered necessary.

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

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7. NON-RECURRING CHARGES

On April 23, 2001, the Company announced its plans to shut down the operations of Material Logic and write down its investment in other digital activities. Material Logic was the digital unit the Company formed to seek other equity participants. As a result of this action, the Company shut down all of Material Logic’s branded e-commerce sites except FindMRO.com, which will remain an integrated sourcing service for the Company’s customers.

In connection with the closing of Material Logic, the Company took a non-recurring, pretax charge of $40 million (after-tax $24 million) in the second quarter of 2001. The charge included a provision for the planned elimination of approximately 178 jobs at Material Logic. The Company provided a comprehensive separation package, including outplacement services, to the employees whose jobs have been eliminated. As of September 30, 2001, approximately 163 employees have been severed. Severance payments for most terminated employees began on July 1, 2001.

In addition, the Company wrote down its investment in other digital enterprises and took a pretax charge of $26.5 million (after-tax $14 million). This included divestiture of the Company’s 40% investment in Works.com, Inc. The Company acquired its ownership in Works.com, Inc., an unrelated third party, on August 1, 2000, when the Company’s OrderZone.com business unit was combined with Works.com.

The total effect of both non-recurring charges amounted to an after-tax cost of $38 million, or $0.40 per share, in the 2001 second quarter.

The following table displays the activity and balance of the Material Logic restructuring reserve as of September 30, 2001:

                                                                            (In thousands of dollars)

                                                           Original
                                                           Provision            Deductions            Adjustments          Balance
                                                          ------------         ------------         ----------------     ------------
Restructuring Reserve (Operating expenses):
------------------------------------------
Workforce reductions .............................        $     17,200         $     (6,758)        $       --           $     10,442
Asset and equipment write-offs and disposals .....               5,800               (4,176)                --                  1,624
Contractual obligations ..........................               5,000               (7,224)               2,224                 --
Other shut-down costs ............................              12,000               (7,071)              (2,224)               2,705
                                                          ------------         ------------         ------------         ------------

                                                          $     40,000         $    (25,229)        $       --           $     14,771
                                                          ============         ============         ============         ============

Deductions reflect cash payments of $14,591,000 and non-cash utilization of $10,638,000. The amounts in the adjustment column are reclassifications to reflect management’s current estimate of costs, by expense category.

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8. SUBSEQUENT EVENT

On October 1, 2001, the Company announced an agreement to form a joint venture with Uni-Select Inc. The joint venture will combine Uni-Select’s Western Division with the automotive aftermarket division of Acklands-Grainger Inc. (AGI), which operates as Bumper to Bumper. AGI is a Canadian subsidiary of the Company. The transaction is subject to regulatory approval and customary closing conditions. The Company will have a 50% stake in the new entity, which will be managed by Uni-Select. Annual revenues for the new company are expected to be C$120 million.

No gain or loss will be recognized when this transaction is finalized. As of September 30, 2001 and until the joint venture transaction is completed, the results of the Company’s automotive aftermarket division are consolidated with AGI. After the joint venture is formed, the Company will account for its interest using the equity method.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2000:

Company Net Sales

The Company’s net sales of $1,199,358,000 in the 2001 third quarter were down 5.8% compared with sales of $1,273,038,000 for the comparable 2000 period. Sales performance in the third quarter of 2001 was affected by the continuing general weakness in the North American economy. Sales levels declined further subsequent to the September 11th terrorist attacks.

There were 63 sales days in both the 2001 and 2000 third quarters. The full year 2001 will have 255 sales days, the same number of sales days as the year 2000.

Sales processed through the Company’s Internet sites were $115 million, up 15% from the $100 million achieved in the third quarter of 2000.

Segment Net Sales

The following comments at the segment level include external and intersegment net sales; those comments at the business unit level include external and inter- and intrasegment net sales. For segment information see Note 3 to the Consolidated Financial Statements included in this report.

Branch-based Distribution Businesses

Net sales of $1,074,309,000 for the third quarter of 2001 decreased 6.3% when compared with net sales of $1,146,432,000 in the third quarter of 2000.

Daily sales in the United States declined approximately 6.5% primarily due to a slowdown in the U.S. economy. Sales to government accounts increased by 14.5%, while sales to other customer categories declined. Sales were favorably affected by the Company’s Grainger.com Internet initiative. Sales processed through Grainger.com were $85 million, a 13% increase over third quarter 2000 sales of $75 million.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Daily sales in Canada decreased 4.9% for the third quarter of 2001 compared with the same period of 2000 primarily due to an unfavorable Canadian exchange rate. In local currency, this business experienced a decrease of 0.8% due to the weakness in the Canadian economy, partially offset by improved sales to the oil and gas industry. On October 1, 2001, the Company announced an agreement to form a joint venture with Uni-Select Inc. The joint venture will combine Uni-Select’s Western Division with AGI’s automotive aftermarket division. After the joint venture is formed, the Company will account for its interest using the equity method. For additional information, see Note 8 in the Notes to Consolidated Financial Statements.

The Mexican operation experienced a 21.0% decline in net sales. This decrease was attributable to continued weakness in the automotive and electronics manufacturing industries and a slowdown in the Mexican economy.

Digital Businesses

On April 23, 2001, the Company announced that it would shut down the operations of Material Logic with the exception of FindMRO.com. In connection with this announcement, the Company took a pretax non-recurring charge of $40 million. FindMRO.com was then established as an operating unit separate from Material Logic. Effective June 1, 2001, FindMRO.com was added to the Branch-based Distribution Businesses.

Beginning with the 2001 third quarter, the Digital segment ceased operations. As a result, there were no net sales for the third quarter of 2001 compared with $15,848,000 for the same period in 2000. Net sales for this segment primarily represented product sales for FindMRO.com (transferred to Branch-based Distribution Businesses effective June 1, 2001) and service fee revenues for the rest of Material Logic.

Lab Safety Supply

Third quarter 2001 net sales for Lab Safety Supply were $79,012,000, down 5.1% compared with $83,230,000 for the same period in 2000. Sales declined in both safety and industrial products. Lab Safety Supply’s customer mix is heavily weighted in the industrial sector, which weakened further in the quarter. Partially offsetting these declines were incremental sales from the February 26, 2001 acquisition of Ben Meadows Co., a direct marketer, which specializes in equipment and supplies for the environmental and forestry management markets.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Other Businesses

Net sales for the third quarter of 2001 were $49,950,000, an increase of 4.1% compared with $48,000,000 for the same period in 2000. Sales growth for this segment is primarily attributable to increased sales at Grainger Integrated Supply. Sales for this business unit include product sales and management fees.

Company Net Earnings

The Company’s net earnings of $56,022,000 in the third quarter of 2001 increased 16% compared with the net earnings of $48,107,000 for the comparable 2000 period. The third quarter of 2000 included a pretax gain related to sales of an investment security for $3.2 million or $0.02 per share. Excluding this unusual item from the 2000 third quarter, net earnings increased 21% to $56.0 million from $46.2 million and earnings per share increased 20% to $0.59 from $0.49. The increase in net earnings (excluding unusual items) resulted primarily from the elimination of losses from Material Logic and OrderZone.com, lower operating losses at the Other Businesses, and from lower interest expense.

Segment Operating Earnings

The following comments at the segment level include external and intersegment operating earnings; those comments at the business unit level include external and inter- and intrasegment operating earnings. For segment information see Note 3 to the Consolidated Financial Statements included in this report.

Branch-based Distribution Businesses

Operating earnings of $95,488,000 for the third quarter decreased 10.8% compared with operating earnings of $107,020,000 in the third quarter of 2000. Lower sales and flat operating expenses contributed to the decline in operating earnings, partially offset by higher gross profit margins and a positive contribution to earnings from Grainger.com and FindMRO.com.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Gross profit margins increased 1.1 percentage points from the comparable 2000 quarter. The improvement in gross profit margins was primarily attributable to selected pricing actions intended to cover freight and supplier cost increases. Partially offsetting this improvement were unfavorable changes in both product mix and selling price category mix. The unfavorable change in product mix was partially the result of increased sales of seasonal products that historically have lower than average gross profit margins.

Operating expenses were flat for the quarter versus a 6.3% decline in net sales. Operating expenses for the quarter included an additional provision for uncollectable accounts to reflect uncertainties in the economy.

Digital Businesses

On April 23, 2001, the Company announced it would shut down the operations of Material Logic with the exception of FindMRO.com. In connection with this announcement, the Company took a non-recurring charge of $40 million. FindMRO.com was then established as an operating unit separate from Material Logic. Effective June 1, 2001, FindMRO.com was added to the Branch-based Distribution Businesses. Beginning with the 2001 third quarter, the Digital Businesses segment ceased operations. The Digital Businesses incurred operating losses of $12,095,000 for the third quarter of 2000. For additional information, see Note 7 to the Consolidated Financial Statements included in this report.

Lab Safety Supply

Lab Safety Supply had operating earnings of $12,280,000 for the third quarter of 2001, a decrease of 17% compared with operating earnings of $14,747,000 for the third quarter of 2000. The operating earnings decline was primarily the result of lower sales and higher operating expenses. The operating expense increase was primarily related to higher employee benefits costs and increased intangible amortization costs related to the Ben Meadows Co. acquisition.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Other Businesses

Other Businesses had operating losses of $880,000 in the third quarter of 2001 compared with operating losses of $5,118,000 in the comparable period of 2000. The significant improvement in operating performance primarily relates to Grainger Integrated Supply, which reduced losses by eliminating or restructuring unprofitable contracts and by reducing its cost structure. The loss for the quarter was the result of a significant increase in the provision for uncollectable accounts. This increased provision was made due to the bankruptcy filing of a large customer. Without this incremental provision, Grainger Integrated Supply would have been profitable for the quarter.

Other Income or (Deductions)

Other deductions for the quarter were $1.0 million versus $7.6 million for the 2000 quarter. This difference is primarily attributable to lower interest expense and reduced losses from unconsolidated entities. Partially offsetting this improvement were lower gains on sales of investment securities.

Income Taxes

The Company’s effective income tax rate was 40.7% for the third quarter of 2001 and 42.7% for the same period in 2000. This rate decrease was due to reduced losses on equity interests in unconsolidated entities, which is a net of tax number.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2000:

Company Net Sales

The Company’s net sales of $3,643,818,000 in the first nine months of 2001 were down 3.3% compared with sales of $3,767,138,000 for the comparable 2000 period. Sales performance in the first nine months of 2001 was affected by the general weakness in the North American economy and one less selling day versus 2000.

There were 191 sales days in the 2001 first nine months and 192 sales days in the first nine months of 2000. The full year 2001 will have 255 sales days, the same number of sales days as the year 2000.

Sales processed through the Company’s Internet sites were $325 million, up 34% from the $242 million achieved in the first nine months of 2000.

Segment Net Sales

The following comments at the segment level include external and intersegment net sales; those comments at the business unit level include external and inter- and intrasegment net sales. For segment information see Note 3 to the Consolidated Financial Statements included in this report.

Branch-based Distribution Businesses

Net sales of $3,265,085,000 for the first nine months of 2001 decreased 3.8% when compared with net sales of $3,393,877,000 in the first nine months of 2000. Daily net sales declined 3.3% compared with the first nine months of 2000.

Daily sales in the United States declined approximately 3.6% primarily due to a slowdown in the U.S. economy. Daily sales to government accounts increased while sales to other customer categories declined. Sales processed through Grainger.com were $245 million, a 26% increase over sales of $195 million for the first nine months of 2000.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Daily sales in Canada decreased 1.1% for the first nine months of 2001 compared with the same period of 2000, which was impacted by an unfavorable Canadian exchange rate. In local currency, this business experienced an increase in daily sales of 3.4% driven by the oil and gas industry, along with improved sales to large accounts. This growth was partially offset by a continued slowdown in the manufacturing sector in Eastern Canada.

The Mexican operation experienced a 15.2% decline in daily net sales. This decrease was attributable to weakness in the automotive and electronics manufacturing industries and a slowdown in the Mexican economy.

Digital Businesses

Net sales for the first nine months of 2001 were $29,979,000 compared with $36,446,000 for the same period in 2000. Net sales for this segment primarily represents product sales for FindMRO.com (through May 2001) and service fee revenues for the rest of Material Logic.

On April 23, 2001, the Company announced that it would shut down the operations of Material Logic with the exception of FindMRO.com. In connection with this announcement, the Company took a pretax, non-recurring charge of $40 million. FindMRO.com was then established as an operating unit separate from Material Logic. Effective June 1, 2001, FindMRO.com was added to the Branch-based Distribution Businesses. Beginning with the 2001 third quarter, the Digital segment ceased operations.

Lab Safety Supply

For the first nine months of 2001, net sales for Lab Safety Supply were $250,150,000, a decrease of 1.4% compared with $253,592,000 for the same period in 2000. Net sales for the nine months ended September 30, 2001 includes net sales for Ben Meadows, a direct marketer specializing in equipment and supplies for the environmental and forestry management markets, since its acquisition on February 26, 2001. Excluding these acquired sales, the first nine months 2001 sales performance for Lab Safety Supply decreased for both safety and industrial products. This performance was the result of the slowing of the industrial economy.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Other Businesses

Net sales for the first nine months of 2001 were $138,277,000, an increase of 3.6% compared with $133,474,000 for the same period in 2000. Sales growth for this segment is primarily attributable to increased sales at Grainger Integrated Supply. Sales for this business unit include product sales and management fees.

Company Net Earnings

The Company’s net earnings of $113,017,000 in the first nine months of 2001 decreased 22% compared with the net earnings of $144,980,000 for the comparable 2000 period. The Company’s earnings per share for the first nine months declined 23% to $1.19 in 2001 from $1.54 in 2000. The first nine months of 2001 included the previously announced non-recurring, after-tax charges of $38 million, or $0.40 per share. The first nine months of 2000 included a pretax gain related to sales of an investment security of $29.3 million, or $0.18 per share. Excluding these unusual items from both periods, net earnings increased 18% to $151.0 million from $127.6 million and earnings per share increased 17% to $1.59 from $1.36. The increase in net earnings (excluding unusual items) resulted primarily from the elimination of losses of the Digital Businesses, improved operating performance of the Other Businesses, and from lower interest expense.

Segment Operating Earnings

The following comments at the segment level include external and intersegment operating earnings; those comments at the business unit level include external and inter- and intrasegment operating earnings. For segment information see Note 3 to the Consolidated Financial Statements included in this report.

Branch-based Distribution Businesses

Operating earnings of $279,423,000 for the first nine months of 2001 decreased 1% compared with operating earnings of $282,277,000 in the first nine months of 2000. This decrease resulted from higher operating expenses partially offset by slightly higher gross profit margins.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Gross profit margins increased 1.3 percentage points from the comparable 2000 period. The improvement in gross profit margins was primarily attributable to selected pricing actions intended to cover freight and supplier cost increases. Partially offsetting this improvement was higher sales of sourced product (not inventoried) which in general, carry lower gross profit margins.

Operating expenses increased 0.8% for the first nine months versus a 3.8% decline in net sales. The increase in operating expenses was primarily related to employee benefits costs and a significant increase in the provision for uncollectable accounts. Other operating expenses declined approximately 1.8% versus the first nine months of 2000.

Digital Businesses

The Digital Businesses incurred operating losses of $50,157,000 compared with operating losses of $39,249,000 for the first nine months of 2000. On April 23, 2001, the Company announced it would shut down the operations of Material Logic with the exception of FindMRO.com. In connection with this announcement, the Company took a non-recurring, pretax charge of $40 million. FindMRO.com was then established as an operating unit separate from Material Logic. Effective June 1, 2001, FindMRO.com was added to the Branch-based Distribution Businesses. Beginning with the 2001 third quarter, the Digital Businesses segment ceased operations. For additional information, see Note 7 to the Consolidated Financial Statements included in this report.

Lab Safety Supply

Lab Safety Supply had operating earnings of $40,991,000 for the first nine months of 2001, a decrease of 5% compared with operating earnings of $43,129,000 for the first nine months of 2000. The operating earnings shortfall was due to higher operating expenses partially offset by improved gross margins. Operating expenses were higher due to increased data processing and employee costs partially offset by lower amortization of intangibles.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Other Businesses

Other Businesses had operating losses of $39,000 in the first nine months of 2001 compared with operating losses of $11,440,000 in the comparable period of 2000. The significant improvement in operating performance primarily relates to Grainger Integrated Supply, which improved profitability by eliminating or restructuring unprofitable contracts and by reducing its cost structure. Partially offsetting this improved performance was a significant increase in the provision for uncollectable accounts relating to the bankruptcy filing of a large customer. Without this incremental provision, Grainger Integrated Supply would have been profitable for the first nine months of 2001.

Other Income or (Deductions)

Other income and deductions includes the following non-recurring items:

1.	In 2001, a $26.5 million loss related to investments in digital enterprises.
2.	In 2000, a gain of $29.3 million from the sale of investment securities.

Excluding these unusual items from both periods, the first nine months of 2001 had a net deduction of $13.9 million versus a net deduction of $21.7 million in the comparable 2000 period. The difference was primarily attributable to lower interest expense.

Income Taxes

The Company’s effective income tax rate was 41.2% for the first nine months of 2001 and 41.3% for the same period in 2000. This rate decrease was due primarily to the impact of the write-off of investments in unconsolidated entities, which resulted in tax benefits disproportionate to the loss incurred partially offset by the following two items:

1.	Higher losses on equity interests in unconsolidated entities, which is a net of tax number.
2.	Capital losses primarily related to investments in other digital enterprises, which are not deductible in the absence of capital gains.

Excluding the effect of these items, the effective tax rate was 40.5% for both 2001 and 2000.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2001, working capital increased by $83,428,000. The ratio of current assets to current liabilities was 2.3 at September 30, 2001 and 2.0 at December 31, 2000. The Consolidated Statements of Cash Flows, included in this report, detail the sources and uses of cash and cash equivalents.

The Company maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, the Company has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit and otherwise. Total debt, as a percent of Shareholders’ Equity, was 9% at September 30, 2001 and 21% at December 31, 2000. For the first nine months of 2001, $61,841,000 was expended for property, buildings, and equipment, and $5,463,000 was expended for capitalized software, for a total of $67,304,000.

On February 26, 2001, Lab Safety Supply, Inc., the Company's wholly owned subsidiary, acquired The Ben Meadows Co., Inc. for approximately $14.4 million, including costs associated with the acquisition. See Note 5, "Acquisition," in the Notes to Consolidated Financial Statements for additional information.

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

EXHIBIT INDEX
Item 6	Exhibits (numbered in accordance with Item 601 of regulation S-K).
a) Exhibits
	(11)	Computations of Earnings per Share	28-29
b) Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. Grainger, Inc. (Registrant)
Date: November 9, 2001	By:	/s/ P.O. Loux P.O. Loux, Senior Vice President, Finance and Chief Financial Officer

Exhibit 11.1

W.W. Grainger, Inc., and Subsidiaries
COMPUTATIONS OF EARNINGS PER SHARE

                                                                       Nine Months Ended September 30,
                                                                    -------------------------------------

BASIC:                                                                  2001                    2000
                                                                    --------------         --------------

Weighted average number of shares outstanding
   during the year .........................................            93,381,350             93,023,258
                                                                    ==============         ==============

Net earnings ...............................................        $  113,017,000         $  144,980,000
                                                                    ==============         ==============

Earnings per share .........................................        $         1.21         $         1.56
                                                                    ==============         ==============

DILUTED:

Weighted average number of shares outstanding
   during the year (basic) .................................            93,381,350             93,023,258

     Potential Shares:

       Shares issuable under outstanding options ...........             3,329,303              1,806,750

       Shares which could have been purchased based
         on the average market value for the period ........            (2,932,539)            (1,329,394)
                                                                    --------------         --------------

                                                                           396,764                477,356

       Dilutive effect of exercised options prior to being
         exercised .........................................                14,910                 28,416
                                                                    --------------         --------------

       Shares for the portion of the period that the options
         were outstanding ..................................               411,674                505,772

       Contingently issuable shares ........................             1,025,593                784,000
                                                                    --------------         --------------

                                                                         1,437,267              1,289,772
                                                                    --------------         --------------

Adjusted weighted average number of shares outstanding
  during the year ..........................................            94,818,617             94,313,030
                                                                    ==============         ==============

Net earnings ...............................................        $  113,017,000         $  144,980,000
                                                                    ==============         ==============

Earnings per share .........................................        $         1.19         $         1.54
                                                                    ==============         ==============

Exhibit 11.2

W.W. Grainger, Inc., and Subsidiaries
COMPUTATIONS OF EARNINGS PER SHARE

                                                                            2001                 2000
                                                                      --------------     -----------------
Basic:
Three months ended September 30:

   Nine months ended September 30, as reported in Exhibit 11.1        $         1.21     $            1.56

   Six months ended June 30, as previously reported ..........                  0.61                  1.04
                                                                      --------------        --------------

   Earnings per share for the three months ended
     September 30 ............................................        $         0.60     $            0.52
                                                                      ==============        ==============

Diluted:

Three months ended September 30:

   Nine months ended September 30, as reported in Exhibit 11.1        $         1.19     $            1.54

   Six months ended June 30, as previously reported ..........                  0.60                  1.03
                                                                      --------------        --------------

   Earnings per share for the three months ended
      September 30 ...........................................        $         0.59     $            0.51
                                                                      ==============        ==============