Form 10-K405
period 2001-12-31
GRAINGER W W INC
filed 2002-03-20
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-5684

W.W. Grainger, Inc.

(Exact name of registrant as specified in its charter)

Illinois (State or other jurisdiction of incorporation or organization)	36-1150280 (I.R.S. Employer Identification No.)
100 Grainger Parkway, Lake Forest, Illinois 60045-5201 (Address of principal executive offices) (Zip Code)

Registrant's telephone number including area code: 847/535-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock $0.50 par value, and accompanying Preferred Share Purchase Rights	Name of each exchange on which registered New York Stock Exchange Chicago Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant was $4,611,782,578 as of the close of trading reported on the Consolidated Transaction Reporting System on March 4, 2002.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock $0.50 par value                                                    93,551,269 shares outstanding as of March 4, 2002

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the annual meeting of shareholders of the registrant to be held on April 24, 2002, are incorporated by reference into Part III hereof.

The Exhibit Index appears on page 15 in the sequential numbering system.

(The Securities and Exchange Commission has not approved or disapproved of this report nor has it passed on the accuracy or adequacy hereof.)

CONTENTS

                                                                                                   Page

                                                          PART I

Item 1:        BUSINESS......................................................................       3-6
                 THE COMPANY.................................................................         3
                 BRANCH-BASED DISTRIBUTION BUSINESSES........................................       3-5
                    GRAINGER INDUSTRIAL SUPPLY...............................................       3-4

                                                          PART II

Item 5:        MARKETS FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED SHAREHOLDER MATTERS.............................................         8
Item 6:        SELECTED FINANCIAL DATA.......................................................         8
Item 7:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND THE RESULTS OF OPERATIONS.....................................      8-14
                 RESULTS OF OPERATIONS.......................................................      8-13

                                                         PART III

Item 10:       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................        14
Item 11:       EXECUTIVE COMPENSATION........................................................        14
Item 12:       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................        14
Item 13:       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................        14

                                                          PART IV

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................     18-42

PART I

Item 1: Business

The Company

The registrant, W.W. Grainger, Inc., was incorporated in the State of Illinois in 1928. It is the leading North American distributor of products used by businesses and institutions to maintain, repair, and operate their facilities. W.W. Grainger, Inc. regards itself as being in the service business. As used herein, "Company" means W.W. Grainger, Inc. and/or its subsidiaries as the context may require.

The Company offers a breadth of maintenance, repair, and operating (MRO) solutions by combining products, services, and information. It tailors its capabilities with a view toward providing the lowest total cost MRO solution to select customer groups. The Branch-based Distribution Businesses primarily serve the needs of North American businesses for MRO supplies. Lab Safety Supply serves customers who choose to purchase safety and other industrial products through a direct marketing company. The Other Businesses of the Company serve customers who seek to outsource their MRO supply procurement and management processes.

The Company also has internal business support functions which provide coordination and guidance in the areas of Accounting, Administrative Services, Business Development, Communications, Compensation and Benefits, Employee Development, Enterprise Systems, Finance, Human Resources, Industrial Relations, Investor Relations, Insurance and Risk Management, Internal Audit, International Operations, Legal, Real Estate and Construction Services, Security and Safety, Taxes, and Treasury services. These services are provided in varying degrees to all of the business units.

A number of Company-wide capabilities assist business units in serving their respective markets. These capabilities include technology and information management, supplier partnerships, supply chain management skills, and an understanding of the customers’ MRO environments.

The Company does not engage in basic or substantive product research and development activities. New items are added regularly to the Company’s product lines on the basis of market information, recommendations of its employees, customers, and suppliers, and other factors. The Company’s research and development efforts are focused on methods of serving customers and the product distribution process.

In January 2001, the Company announced it had consolidated three of its digital businesses into a separate organization. TotalMRO.com, FindMRO, and MROverstocks.com were combined to create Material Logic, which was designed to allow large customers to access a single, networked catalog. Material Logic sought funding participation from other industrial distributors and investors. Economic and market conditions made it difficult to find funding partners and in April 2001, the Company announced it was discontinuing the operations of Material Logic. All of Material Logic’s branded e-commerce sites were shut down with the exception of FindMRO, which remains as an integrated sourcing service for the Company’s customers.

Branch-based Distribution Businesses

The Company's Branch-based Distribution Businesses provide customers with solutions to their immediate and/or planned MRO purchase needs throughout North America. Logistics networks are configured for rapid availability. A broad selection of MRO products is offered at local branches, through catalogs, and via the Internet. The Branch-based Distribution Businesses consist of Grainger Industrial Supply, Grainger.com, Acklands-Grainger Inc. (Canada), FindMRO, Grainger Export, Grainger Global Sourcing, Grainger Parts, Grainger, S.A. de C.V. (Mexico), and Grainger Caribe Inc. (Puerto Rico). Described below are the more significant of these businesses.

Grainger Industrial Supply

The focus of Grainger Industrial Supply is to provide the best combination of product selection, local availability, speed of delivery, and simplicity of ordering at a competitive price to United States businesses and institutions of all sizes. Its primary customers are small and medium-sized companies, but it also addresses large-sized organizations’ MRO needs.

Grainger Industrial Supply operates 388 branches in all 50 states. These branches are located within 20 minutes of the majority of U.S. businesses and carry inventory to support their local market needs. Products are available for immediate pickup or for shipment.

On average, a branch is 20,000 square feet, has 12 employees, and handles about 239 transactions per day. During 2001, an average of approximately 93,000 sales transactions were completed daily. Grainger Industrial Supply’s branches range in size from small “storefront branches” to large “master branches.” Storefront branches are used to fulfill will-call needs and customer service. Grainger Industrial Supply has five master branches which range in size from 43,000 square feet to 109,000 square feet and stock the fastest selling 30,000 items. In 2001, Grainger Industrial Supply invested more than $4,000,000 in new branches, branch relocations, and branch additions. During the year, 13 new branches were opened, seven were relocated, seven were closed, and a number of remodeling projects were completed.

Grainger Industrial Supply currently operates four Distribution Centers and two new highly automated distribution centers (DCs). DCs ship orders directly to customers for all branches located in their service area, including Internet orders, and replenish branch inventories. Two Regional Distribution Centers located in Greenville County, South Carolina, and Kansas City, Missouri, replenish DC inventories and some branches not served by a DC. A National Distribution Center, located in Niles, Illinois, is a centralized storage and shipping facility serving customers and the entire network with slower moving inventory items.

In 2000, Grainger Industrial Supply began a multi-year redesign and expansion of its distribution network that will allow the Company to remove a warehousing step from the current distribution system. This redesign is not only intended to reduce costs but also to increase capacity. As part of the redesign, Grainger Industrial Supply is transitioning its existing zone and regional warehouses into more highly automated distribution centers. Five new and four redesigned facilities will take over most of the shipping currently handled by the branches. When the transition is complete, each distribution center will average more than 300,000 square feet in size, employ state-of-the-art equipment and processes, and stock 60,000 to 70,000 of the fastest selling items.

Grainger Industrial Supply sells principally to service shops, industrial and commercial maintenance departments, manufacturers, hotels, government, contractors, and health care and educational facilities. Sales transactions during 2001 were made to approximately 1,300,000 customers. It is estimated that approximately 23% of 2001 sales consisted of items bearing the Company’s registered trademarks, including DAYTON® (principally electric motors, heating and ventilation equipment), TEEL® (liquid pumps), SPEEDAIRE® (air compressors), AIR HANDLER® (air filtration equipment), DEM-KOTE® (spray paints), WESTWARD® (hand and power tools), and LUMAPRO® (task and outdoor lighting), as well as other of the Company’s trademarks. The Company has taken steps to protect these trademarks against infringement and believes that they will remain available for future use in its business. Sales of remaining items generally consisted of products carrying the names of other well-recognized brands.

The Grainger Industrial Supply catalog offers almost 100,000 MRO products from more than 1,100 suppliers, most of whom are manufacturers. Approximately 1.8 million copies of the catalog were produced in 2001. The most current edition was issued in February 2002. The largest supplier in 2001, a diversified manufacturer through 18 of its divisions, accounted for about 9% of Grainger Industrial Supply’s purchases. No significant difficulty has been encountered with respect to sources of supply.

The Grainger Industrial Supply CD-ROM catalog is designed to bring directly to the customer’s place of business a fast, easy way to select products. Through the CD-ROM catalog, the customer can use a variety of ways to describe a needed product, and then review Grainger Industrial Supply’s offerings, complete with specifications, prices, and pictures. Another CD-ROM catalog feature includes a cross-reference function that allows customers to retrieve product information using their own stock numbers. Approximately 1.4 million copies of the CD-ROM catalog were produced in 2001. The CD-ROM catalog is also used at the branches as a training tool and resource for helping customers identify appropriate products for their applications.

Customers can also utilize Grainger.com, one of the industry’s first MRO websites. This website is an “e-storefront” or “point of access” into the Grainger Industrial Supply business. Grainger.com, however, offers more products than the Grainger Industrial Supply catalog, as well as automated search and customer personalization. It also is available 24 hours a day, seven days a week, providing real-time product availability, customer-specific pricing, multiple product search capabilities, and linkage to customer support and the fulfillment system. For large customers interested in connecting to Grainger.com using sophisticated purchasing platforms, Grainger.com has a universal connection. This technology translates the different data formats used by electronic marketplaces, exchanges, and e-procurement systems and allows information from these systems to be fed directly into Grainger Industrial Supply’s operating platform.

The Grainger.com site serves as a prominent service channel for Grainger Industrial Supply. Customers have access to a much larger selection of MRO products through Grainger.com, which has more than 260,000 products available. Orders processed through Grainger.com resulted in sales of approximately $333,000,000 in 2001, $267,000,000 in 2000, and $101,000,000 in 1999.

Acklands-Grainger Inc. (AGI)

AGI, acquired in December 1996, is Canada’s leading broad-line distributor of industrial, fleet, and safety supplies. It serves customers through 184 branches and six distribution centers across Canada. AGI distributes tools, lighting, HVAC, safety supplies, pneumatics, instruments, welding equipment and supplies, motors, and shop equipment, as well as many other items. A comprehensive catalog, printed in both English and French, is used to showcase the product line and to help customers select products. This catalog, with over 70,000 products listed, supports the efforts of approximately 260 field sales representatives throughout Canada. During 2001, an average of approximately 18,000 sales transactions were completed daily. On February 1, 2002, the Company finalized a joint venture agreement combining AGI’s automotive aftermarket parts division and the Western Division of Uni-Select Inc., a Canadian distributor of automotive and industrial supplies. The Company has a 50 percent stake in the new company, which is managed by Uni-Select.

FindMRO

FindMRO is a sourcing center for indirect material spot buys. Through sophisticated search technologies, and the sourcing expertise of its professionals, FindMRO facilitates the location of MRO products when a source is unknown to the buyer. With access to a database of more than 8,000 suppliers and 5,000,000 products, FindMRO sources hard-to-find facilities maintenance supplies for their customers providing them with a one-stop shopping experience.

Grainger Global Sourcing

Grainger Global Sourcing procures competitively priced, high-quality products produced outside the United States. These items are sold primarily under private label by Grainger Industrial Supply and the Company’s other businesses. Products obtained through Grainger Global Sourcing in 2001 include WESTWARD® tools and LUMAPRO® lighting products, as well as products bearing other trademarks.

Grainger Parts

Grainger Parts provides access to over 440,000 parts and accessories through its centralized warehouse located in Northbrook, Illinois. Trained representatives have access to more than 260,000 pages of detailed parts diagrams online. Customers can purchase over the telephone or online at Grainger.com. Grainger Parts handled about 1,740,000 customer calls in 2001 through its call centers in Northbrook, Illinois, and Waterloo, Iowa.

Grainger Parts has been ISO 9002 certified since 1995. Grainger Parts' 100% compliance with ISO 9002 standards ranked it among the top 10% of all ISO-certified companies.

Grainger, S.A. de C.V.

Grainger, S.A. de C.V. serves the MRO product needs of customers in Mexico. The business employed 51 sales representatives at December 31, 2001. From its five branches, the business provides delivery of over 70,000 products throughout Mexico. Three new branches were opened in 2001 in Tijuana, Mexico City, and Puebla. The largest branch, an 80,000 square foot facility, is located outside of Monterrey.

Digital Businesses

In January 2001, the Company announced it had consolidated three of its digital businesses into a separate organization. TotalMRO.com, FindMRO, and MROverstocks.com were combined to create Material Logic, which was designed to allow large customers to access a single, networked catalog. Material Logic sought funding participation from other industrial distributors and investors. Economic and market conditions made it difficult to find funding partners and in April 2001, the Company announced it was discontinuing the operations of Material Logic. All of Material Logic’s branded e-commerce sites were shut down with the exception of FindMRO, which remains as an integrated sourcing service for Grainger’s customers, under the Branch-based Businesses segment.

Lab Safety Supply, Inc.

Lab Safety Supply is a direct marketer of safety and other industrial products to U.S. and Canadian businesses. Located in Janesville, Wisconsin, Lab Safety Supply primarily reaches its customers through its General Catalog, targeted catalogs, and other marketing materials, which are distributed throughout the year.

Lab Safety Supply offers extensive product depth, technical support, and high service levels. It is a primary safety supplier for many small and medium-sized companies and a critical backup supplier for many larger companies. Customers have access to over 41,000 products in Lab Safety Supply’s General Catalog. In addition, customers can access products using a CD-ROM version of the catalog or online via the web at LabSafety.com. In 2001, Lab Safety Supply acquired The Ben Meadows Co., a $20 million business-to-business direct marketer of equipment for the natural resources and forestry management market.

Other Businesses

In prior years, the Other Businesses category included a number of operating entities. For 2001, Grainger Integrated Supply is the only entity in the Other Businesses category.

Grainger Integrated Supply

Grainger Integrated Supply serves customers who have chosen to outsource components or all of their indirect materials management processes. The service offering is designed to enable customers to focus on their core business objectives.

Grainger Integrated Supply offers a full complement of on-site outsourcing solutions, including business process reengineering, inventory and tool crib management, supply chain management, purchasing management, and information management. Grainger Integrated Supply provides its clients with access to more than 5,000,000 products through its relationships with respected manufacturers, service providers, Grainger Industrial Supply, and other distributors.

Industry Segments

For 2001 the Company is reporting three industry segments: Branch-based Distribution, Digital, and Lab Safety Supply. For segment information and the Company's consolidated net sales and operating earnings see "Item 7: Management's Discussion and Analysis of Financial Condition and the Results of Operations," and "Item 8: Financial Statements and Supplementary Data." The total year-end assets of the Company for the last five years were: 2001, $2,331,246,000; 2000, $2,459,601,000; 1999, $2,564,826,000; 1998, $2,103,966,000; and 1997, $2,000,116,000.

Competition

The Company faces competition in all the markets it serves, from manufacturers (including some of the Company’s own suppliers) that sell directly to certain segments of the market, from wholesale distributors, from catalog houses, from certain Internet-based businesses and product fulfillment mechanisms, and from certain retail enterprises.

The principal means by which the Company competes with manufacturers and other distributors are by local stock availability, efficient service, account managers, competitive pricing, its several catalogs, which include product descriptions and in certain cases, extensive technical and application data, electronic and Internet commerce technology, and other efforts to assist customers in lowering their total MRO costs. The Company believes that it can effectively compete on a price basis with its manufacturing competitors on small orders, but that such manufacturers may enjoy a cost advantage in filling large orders.

The Company serves a number of diverse markets and is able in some markets to reasonably estimate the Company’s competitive position within that market. However, taken as a whole, the Company is unable to determine its market share relative to others engaged in whole or in part in similar activities.

Employees

As of December 31, 2001, the Company had 15,385 employees, of whom 13,342 were full-time and 2,043 were part-time or temporary. The Company has never had a major work stoppage and considers its employee relations generally to be good.

Item 2: Properties

As of December 31, 2001, the Company’s owned and leased facilities totaled 17,886,000 square feet, an increase of 1.5% over 2000. Grainger Industrial Supply and Acklands-Grainger Inc. (AGI) accounted for the majority of the total square footage. Grainger Industrial Supply facilities are located throughout the United States. AGI facilities are located throughout Canada.

Grainger Industrial Supply branches range in size from 1,200 to 109,000 square feet and average 20,000 square feet. Most are located in or near major metropolitan areas. Many are in industrial parks. Typically, a branch is on one floor, is of masonry construction, consists primarily of warehouse space, contains an air-conditioned office and sales area, and has off-the-street parking for customers and employees. The Company considers that its properties are generally in good condition and well maintained and are suitable and adequate to carry on the Company’s business.

The significant facilities of the Company are briefly described below:

                                                                                           Size in
          Location                             Facility and Use                          Square Feet
-------------------------------    -------------------------------------------------    ------------
Chicago Area (1)                   General Offices & National Distribution Center          2,041,000
Kansas City, MO (1)                Regional Distribution Center                            1,435,000
Greenville County, SC (1)          Regional Distribution Center                            1,090,000
United States (1)                  Six Distribution Centers                                1,709,000
United States (2)                  388 Grainger Industrial Supply branch locations         7,631,000
United States and Mexico (3)       All other facilities                                    1,710,000
Canada (4)                         184 AGI facilities                                      2,270,000
                                                                                        ------------
                                   Total square feet                                      17,886,000
                                                                                        ============

(1)	These facilities are either owned or leased with most leases expiring between 2002 and 2011. The owned facilities are not subject to any mortgages.
(2)	Grainger Industrial Supply branches consist of 285 owned and 103 leased properties. The owned facilities are not subject to any mortgages.
(3)	Other facilities represent owned and leased general branch offices, distribution centers, and branches. Two branches are located in Puerto Rico and five are located in Mexico. The owned facilities are not subject to any mortgages.
(4)	AGI facilities consist of general offices, distribution centers, and branches that are either owned or leased. The owned facilities are not subject to any mortgages.

Item 3: Legal Proceedings

There are pending various legal and administrative proceedings involving the Company that are incidental to the business. It is not expected that the outcome of any such proceeding will have a material adverse effect upon the Company’s consolidated financial position or its results of operations.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

Executive Officers of the Company

Following is information about the Executive Officers of the Company as of March 1, 2002.

Executive Officers of the Company generally serve until the next annual election of officers, or until earlier resignation or removal.

                                                       Positions and Offices Held and Principal
          Name and Age                           Occupations and Employment During the Past Five Years
-------------------------------   ----------------------------------------------------------------------------------------
Wesley M. Clark (49)              President and Chief Operating Officer, a position assumed in 2001 after serving as Group
                                  President. Before assuming the last-mentioned position in 1997, Mr. Clark served as
                                  Senior Vice President, Operations and Quality.

Timothy M. Ferrarell (45)         Senior Vice President, Enterprise Systems, a position assumed in 2001 after serving as
                                  Vice President, Quality and Business Planning. Before assuming the last mentioned position in 1998, Mr. Ferrarell served as Vice President, Marketing Communications.
                                  Previously, he served as Vice President, Marketing.

Nancy A. Hobor (55)               Vice President, Communications and Investor Relations. Before joining the Company in
                                  1999, Ms. Hobor was Vice President, Corporate Communications and Investor Relations of
                                  Morton International, Inc.

John L. Howard (44)               Senior Vice President and General Counsel. Before joining the Company in 2000, Mr.
                                  Howard was Vice President and General Counsel of Tenneco Automotive, a position assumed after serving as Vice President, Law and Assistant General Counsel of Tenneco, Inc.

Richard L. Keyser (59)            Chairman of the Board, a position assumed in 1997, and Chief Executive Officer, a position assumed in 1995. Previously, Mr. Keyser served as the Company's President and
                                  Chief Operating Officer.

Larry J. Loizzo (47)              Vice President of the Company and President of Lab Safety Supply, Inc.

P. Ogden Loux (59)                Senior Vice President, Finance and Chief Financial Officer, positions assumed in 1997 after serving as Vice President, Finance.

Peter M. Perez (48)               Senior Vice President, Human Resources. Before joining the Company in 2002, Mr. Perez was Chief Human Resource Officer at Alliant Exchange/Clayton Dublier and Rice.
                                  Previously, he was Senior Vice President, Human Resources of Whitman Corporation/Pepsi
                                  Cola.

James T. Ryan (43)                Executive Vice President, Marketing, Sales and Service. Until assuming his current role in 2001, Mr. Ryan served as Vice President of the Company and President of Grainger.com.
                                  Previously, he served as Vice President, Information Services.

John A. Schweig (44)              Senior Vice President, Business Development and International.

John W. Slayton, Jr. (56)         Senior Vice President, Supply Chain Management, a position assumed in 1997 after serving as Senior Vice President, Product Management.

PART II

Item 5: Markets for Registrant's Common Equity and Related Shareholder Matters

The Company's common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange, with the ticker symbol GWW. The high and low sales prices for the common stock and the dividends declared and paid for each calendar quarter during 2001 and 2000 are shown below.

                                                Prices
                                     -------------------------------
         Quarters                    High                       Low                 Dividends
---------------------------------------------------------------------------------------------
2001     First                      $39.78                    $29.51                   $0.170
         Second                      48.00                     32.00                    0.175
         Third                       45.25                     36.86                    0.175
         Fourth                      48.99                     37.85                    0.175
---------------------------------------------------------------------------------------------
         Year                       $48.99                    $29.51                   $0.695
---------------------------------------------------------------------------------------------
2000     First                      $56.88                    $37.25                   $0.160
         Second                      55.69                     29.38                    0.170
         Third                       34.75                     25.13                    0.170
         Fourth                      40.00                     24.31                    0.170
---------------------------------------------------------------------------------------------
         Year                       $56.88                    $24.31                   $0.670
---------------------------------------------------------------------------------------------

The approximate number of shareholders of record of the Company's common stock as of March 4, 2002 was 1,700.

Item 6: Selected Financial Data

                                                                            Years Ended December 31,
                                                       -------------------------------------------------------------------
                                                             (In thousands of dollars except for per share amounts)
                                                         2001           2000          1999           1998           1997
                                                       ----------     ----------    ----------     ----------    ----------
Net sales........................................      $4,754,317     $4,977,044    $4,636,275     $4,438,975    $4,226,941
Net earnings.....................................         174,530        192,903       180,731        238,504       231,833
Net earnings per basic share.....................            1.87           2.07          1.95           2.48          2.30
Net earnings per diluted share...................            1.84           2.05          1.92           2.44          2.27
Total assets.....................................       2,331,246      2,459,601     2,564,826      2,103,966     2,000,116
Long-term debt...................................         118,219        125,258       124,928        122,883       131,201
Cash dividends paid per share....................      $    0.695     $    0.670    $    0.630     $    0.585     $   0.530

The results for 2001 included a non-recurring after-tax charge of $36,650,000, or $0.39 per share.

The results for 2000 included an after-tax gain of $17,860,000, or $0.19 per share, related to sales of investment securities. For further information see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 3 and Note 9 to the Consolidated Financial Statements.

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
                                                                         Net Sales                         Prior Year
                                                            --------------------------------        -----------------------
                                                              2001         2000         1999          2001            2000
                                                            ------        ------       ------       --------         -------
Net sales............................................        100.0%        100.0%       100.0%         (4.5)%           7.4%
Cost of merchandise sold.............................         66.6          68.2         67.4          (6.7)            8.5
Operating expenses...................................         26.3          25.1         25.8           0.0             4.8
Operating earnings...................................          7.1           6.7          6.8           1.0             5.6
Other deductions, net................................          0.8           0.0          0.3       1,071.4           (73.8)
Income taxes.........................................          2.6           2.8          2.6         (11.5)           12.7
Net earnings.........................................          3.7%          3.9%         3.9%         (9.5)%           6.7%

Company Net Sales-- 2001 Compared to 2000

The Company’s net sales of $4,754,317,000 for 2001 decreased 4.5% from net sales of $4,977,044,000 for 2000. This decrease resulted from a 5.2% decrease in the Branch-based Distribution Businesses segment, a 46.2% decrease in the Digital Businesses segment, and a 1.6% decrease at Lab Safety Supply, partially offset by a 5.5% increase in the Other Businesses of the Company. The year 2001 had the same number of sales days as 2000 (255). Sales performance was affected by the general weakness in the North American economy and worsened by quarter throughout the year.

Segment Net Sales

The following comments at the segment level include external and intersegment net sales; those comments at the business unit level include external and inter- and intrasegment net sales. For segment information see Note 19 to the Consolidated Financial Statements.

Branch-based Distribution Businesses

Net sales at the Branch-based Distribution Businesses amounted to $4,251,596,000 in 2001, a 5.2% decrease as compared with 2000 sales of $4,483,777,000.

Sales in the United States decreased in 2001 as compared with 2000 primarily due to the recession in the United States. Also contributing to the decline was a decrease in the sales of seasonal products due to relatively mild weather in the summer and winter seasons. Sales to government accounts increased while other categories declined.

Sales were favorably affected by continued momentum in the Company’s Internet strategy. For 2001, Grainger.com processed sales of approximately $333,000,000, a 24.7% increase from the $267,000,000 processed in 2000.

In Canada, average daily sales decreased 2.8% in 2001 as compared with 2000. This decrease was driven primarily by an unfavorable Canadian exchange rate. In local currency, average daily sales increased 1.3% in 2001 as compared with 2000. The growth in Canada was driven primarily by an improvement in the oil and gas sector of the economy, partially offset by the impact of the weakness in other sectors of the Canadian economy. The Company’s Canadian operations also experienced a negative sales trend with sales declining in the second half of the year on a comparative basis with 2000.

In Mexico, average daily sales decreased 17.0% in 2001 as compared with 2000. This sales performance reflects the weakness in the automotive and electronics manufacturing industries, deterioration of the Mexican economy, along with the impact of the recession in the United States.

Digital Businesses

Net sales at the Digital Businesses amounted to $29,979,000 in 2001, a 46.2% decrease as compared with 2000 sales of $55,683,000. Net sales for this segment represented product sales and service fee revenues for FindMRO and service fee revenues for the rest of Material Logic.

On April 23, 2001, the Company announced that it would shut down the operations of Material Logic with the exception of FindMRO. In connection with this announcement, the Company took a pretax, non-recurring charge of $39.1 million in 2001. FindMRO was then established as an operating unit separate from Material Logic. Effective June 1, 2001, FindMRO was added to the Branch-based Distribution Businesses. Beginning with the 2001 third quarter, the Digital Businesses segment ceased operations. For additional information, see Note 3 to the Consolidated Financial Statements.

Lab Safety Supply

Net sales at Lab Safety Supply amounted to $324,797,000 in 2001, a 1.6% decrease compared with 2000 sales of $330,108,000. Lab Safety Supply’s sales included the results of The Ben Meadows Co., an acquisition made in the 2001 first quarter. Excluding the sales of The Ben Meadows Co., 2001 sales would have been down 6.2% when compared with 2000, primarily the result of weak sales in the nation’s industrial sector.

Other Businesses

Net sales at the Other Businesses amounted to $190,811,000 in 2001, a 5.5% increase over 2000 sales of $180,852,000. Sales growth for this group of businesses was primarily related to a strong sales increase at Grainger Integrated Supply. Sales for this business unit included product sales and management fees.

Company Net Sales-- 2000 Compared to 1999

The Company’s net sales of $4,977,044,000 for 2000 increased 7.4% from net sales of $4,636,275,000 for 1999. This increase resulted from a 6.5% increase in the Branch-based Distribution Businesses segment, a 1,769.2% increase in the Digital Businesses segment, a 5.3% increase at Lab Safety Supply, and a 43.7% increase in the Other Businesses of the Company. The year 2000 had one more sales day than did 1999 (255 versus 254). On a daily basis the Company’s net sales increased 6.9%.

Sales growth for 2000 was primarily volume driven, reflecting growth in the Branch-based Businesses, especially in Canada and Mexico; strong growth at Grainger Integrated Supply; and continued strong growth in sales processed through the Company’s Internet sites.

Sales processed through the Company's Internet businesses, as represented by the Digital segment plus Grainger.com, amounted to $337,000,000 in 2000, a 230% increase as compared with $102,000,000 for the year 1999.

The Company's sales growth during the fourth quarter of 2000 was negatively affected by a slowing economy.

Segment Net Sales

The following comments at the segment level include external and intersegment net sales; those comments at the business unit level include external and inter- and intrasegment net sales. For segment information see Note 19 to the Consolidated Financial Statements.

Branch-based Distribution Businesses

Net sales at the Branch-based Distribution Businesses amounted to $4,483,777,000 in 2000, a 6.5% increase over 1999 sales of $4,211,316,000. Average daily sales increased by 6.1%.

The Company’s Canadian operations experienced double-digit sales growth. The growth was the result of strong sales across most of Canada. The growth was driven by an improvement in the oil and gas, forestry, and mining sectors of the Canadian economy, gains in large customer accounts, and the opening of 10 new branches during 1999.

The Company’s Mexican operations experienced double-digit sales growth reflecting the continued development of this business. This growth in sales was attributable to an expanded product offering and account penetration. In January 2000, the Company opened a second branch in Mexico.

Sales growth in the United States was driven by improved sales at Grainger Industrial Supply. Contributing to the sales growth were 35 new branches opened during 1999 and 2000. Also contributing to the sales growth was increased sales to government accounts.

Sales were also favorably affected by continued momentum in the Company’s Internet initiative. Sales orders processed through Grainger.com amounted to $267,000,000 in 2000, a 164% increase over 1999 sales of $101,000,000.

Partially offsetting this growth was the impact of a 20% decline in third quarter sales of seasonal products resulting from relatively mild weather in the more heavily populated areas of the United States. Also, sales growth during the fourth quarter of 2000 was negatively affected by a slowing economy.

Digital Businesses

Net sales at the Digital Businesses amounted to $55,683,000 in 2000, a significant increase over 1999 sales of $2,979,000. Sales for this group of businesses include product sales and service fee revenues for FindMRO and service fee revenues for MROverstocks.com (formerly Grainger Auction) and TotalMRO.com. FindMRO and MROverstocks.com were officially launched in November 1999. TotalMRO.com opened for business on March 31, 2000.

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

Sales growth for this group of businesses was primarily related to a strong sales increase at Grainger Integrated Supply. Sales for this business unit include product sales and management fees. Growth was driven by new engagements, contract renewals, and scope expansions, reflecting increasing demand for this outsourcing business, which provides fee-based, on-site indirect materials management services to large businesses.

Company Net Earnings-- 2001 Compared to 2000

The Company’s net earnings of $174,530,000 for 2001 decreased 9.5% compared with 2000 net earnings of $192,903,000. The Company’s earnings per share for the year declined 10.2% to $1.84 in 2001 from $2.05 in 2000. The results for 2001 included a non-recurring, after-tax charge of $36,650,000, or $0.39 per share. The results for 2000 included an after-tax gain of $17,860,000, or $0.19 per share, related to sales of investment securities. Excluding these non-recurring items from both periods, net earnings increased 20.6% to $211,180,000 in 2001 from $175,043,000 in 2000 and earnings per share increased 19.9% to $2.23 in 2001 from $1.86 in 2000.

Segment Operating Earnings

The following comments at the segment level include external and intersegment operating earnings; those comments at the business unit level include external and inter- and intrasegment operating earnings. For segment information see Note 19 to the Consolidated Financial Statements.

Branch-based Distribution Businesses

Operating earnings of $386,331,000 declined 2.7% in 2001 as compared with $397,252,000 for 2000. Lower sales and an increase in operating expenses contributed to the decline in operating earnings, partially offset by a higher gross profit margin.

Operating expenses increased 1.9% in 2001 versus 2000. Operating expenses increased due to higher occupancy expenses, including the effect of start-up costs relating to the opening of two new distribution centers, increased data processing expenses and increased employee benefits costs. These factors were partially offset by lower travel and entertainment expenses and lower advertising expenses.

The gross profit margin was affected by selected pricing actions in 2001 intended to cover freight and supplier cost increases, and lower sales of seasonal products. Historically, the sales of seasonal products have lower than average gross profit margins.

Digital Businesses

On April 23, 2001, the Company announced that it would shut down the operations of Material Logic with the exception of FindMRO. In connection with this announcement, the Company took a pretax, non-recurring charge of $39,070,000 in 2001. FindMRO was then established as an operating unit separate from Material Logic. Effective June 1, 2001, FindMRO was added to the Branch-based Distribution Businesses. Beginning with the 2001 third quarter, the Digital Businesses segment ceased operations.

The Digital Businesses incurred operating losses of $49,227,000 in 2001 which included the non-recurring charge of $39,070,000 mentioned above. This compares with operating losses of $48,207,000 in 2000. For additional information, see Note 3 to the Consolidated Financial Statements.

Lab Safety Supply

Operating earnings of $51,114,000 decreased 7.1% in 2001 as compared with $55,037,000 for 2000. The decrease in operating earnings was impacted by the decline in net sales and an increase in payroll and employee benefits costs, and increased data processing costs.

Other Businesses

The Other Businesses achieved operating income of $449,000 in 2001 compared with operating losses of $13,257,000 in 2000. This increase was primarily attributable to improved operating results at Grainger Integrated Supply. These results were achieved by eliminating or renegotiating unprofitable contracts and by reducing its cost structure through improved productivity.

Other Income Statement Data

Other income or deductions included the following non-recurring items:

1.	In 2001, a $25,123,000 loss relating to investments in digital enterprises.
2.	In 2000, a gain of $30,017,000 from the sale of investment securities.

Excluding the non-recurring items from both periods, the year 2001 had a net deduction of $16,170,000 versus a net deduction of $33,542,000 in the comparable 2000 period. The difference was primarily attributable to lower interest expense.

The Company's effective tax rate was 41.3% and 41.8% in 2001 and 2000, respectively. The rate decrease in 2001 as compared with 2000 was primarily due to the following two items, which lowered the effective tax rate for 2001 when compared with 2000:

1.	Lower amounts of losses in unconsolidated entities; and
2.	The tax impact of the write-off of investments in unconsolidated entities, which had tax benefits disproportionate to the loss incurred.

These items were partially offset by the tax impact of capital losses which are not deductible in the absence of capital gains.

Excluding the effect of these items, the effective tax rate was 40.5% for both 2001 and 2000.

Company Net Earnings-- 2000 Compared to 1999

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

Segment Operating Earnings

The following comments at the segment level include external and intersegment operating earnings; those comments at the business unit level include external and inter- and intrasegment operating earnings. For segment information see Note 19 to the Consolidated Financial Statements.

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

On August 1, 2000, the Company combined OrderZone.com with Works.com, a leading Internet purchasing service. This combination was designed to provide small and mid-size businesses with online purchasing services for indirect business products. The Company received a 40% interest in the combined entity and recognized a proportionate share of earnings or losses as part of Other Deductions.

On January 26, 2001, the Company announced the consolidation of FindMRO, MROverstocks.com, and TotalMRO.com into a separate organization, Material Logic. Participation was sought from MRO distributors to establish Material Logic as an industry-backed, industry-funded independent entity that would own and operate these businesses. Material Logic was also expected to include related consulting, implementation, and content services.

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

The equity in losses of unconsolidated entities (after tax) primarily related to the Company’s interest in Works.com, which was acquired during the 2000 third quarter.

Unclassified—net income for 2000 was $29,842,000 versus $512,000 for 1999. The year 2000 included a $30,017,000 gain from the sales of investment securities.

The Company’s effective income tax rate was 41.8% for 2000 and 40.5% for 1999. The increase in the effective income tax rate relates to the loss on equity interest in unconsolidated entities, which is a net of tax number. Excluding the effect of these joint venture losses, the effective income tax rate was 40.5% for both years.

FINANCIAL CONDITION

Working capital was $838,800,000 at December 31, 2001, compared with $735,678,000 at December 31, 2000, and $600,611,000 at December 31, 1999. The ratio of current assets to current liabilities was 2.5, 2.0, and 1.7, at such dates.

Net cash flows from operations of $510,794,000 in 2001, $277,757,000 in 2000, and $37,240,000 in 1999, have continued to improve the Company’s financial position and serve as the primary source of funding for capital requirements. For information as to the Company’s cash flows, see “Item 8: Financial Statements and Supplementary Data.”

In each of the past three years, a portion of working capital has been used for additions to property, buildings, equipment, and capitalized software as summarized in the following table.

                                                                      2001              2000            1999
                                                                    ---------        ---------        ---------
                                                                             (In thousands of dollars)
Land, buildings, structures, and improvements ..............        $  26,534        $  32,822        $  41,104
Furniture, fixtures, machinery, and equipment ..............           73,917           32,685           70,796
                                                                    ---------        ---------        ---------
                                                                      100,451           65,507          111,900
Capitalized software .......................................            6,717           29,406           26,473
                                                                    ---------        ---------        ---------
Total ......................................................        $ 107,168        $  94,913        $ 138,373
                                                                    =========        =========        =========

The Company repurchased 1,820,000 shares of its common stock during 2001, 31,400 shares of its common stock during 2000, and 355,300 shares of its common stock during 1999. As of December 31, 2001, approximately 3,500,000 shares of common stock remained available under the Company’s repurchase authorization.

Dividends paid to shareholders were $65,445,000 in 2001, $62,863,000 in 2000, and $58,817,000 in 1999.

Internally generated funds have been the primary source of working capital and funds needed for expanding the business, supplemented by debt as circumstances dictated. In addition to continuing facilities optimization efforts, business development, and systems and other infrastructure enhancements, funds are being expended to enhance the Company’s Internet initiatives.

The Company maintains a debt ratio and liquidity position that provide flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, the Company has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit and otherwise. Total debt as a percent of Shareholders’ Equity was 8%, 21%, and 30% at December 31, 2001, 2000, and 1999, respectively.

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

FORWARD-LOOKING STATEMENTS

Throughout this Form 10-K are forward-looking statements under the federal securities laws. The forward-looking statements relate to the Company’s expected future financial results and business plans, strategies, and objectives and are not historical facts. They are often identified by qualifiers such as: “will,” “intended,” “is transitioning,” or similar expressions. There are risks and uncertainties the outcome of which could cause the Company’s results to differ materially from what is projected.

Factors that may affect forward-looking statements include the following: higher product costs or other expenses; a major loss of customers; increased competitive pricing pressure on the Company’s businesses; failure to develop or implement new technologies or other business strategies; the outcome of pending and future litigation and governmental proceedings; changes in laws and regulations; facilities disruptions or shutdowns, natural and other catastrophes; unanticipated weather conditions; and other difficulties in achieving or improving margins or financial performance.

Trends and projections could also be affected by general industry and market conditions, gross domestic product growth rates, general economic conditions, including interest rate and currency rate fluctuations, global and other conflicts, and other factors.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to foreign currency exchange risk related to its transactions, assets, and liabilities denominated in foreign currencies. The Company partially hedges the net Canadian dollar investment of its Canadian subsidiary with borrowings denominated in Canadian dollars. See Note 13 to the Consolidated Financial Statements for additional information regarding this Canadian dollar denominated financing. For 2001, a uniform 10 percent strengthening of the U.S. dollar relative to foreign currencies in which the Company’s sales are made would not have had a material effect on net income. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in potential changes in sales levels or local currency prices.

The Company also is exposed to interest rate risk in its debt portfolio. All of the Company’s long-term debt at December 31, 2001, is variable rate debt. See Note 13 to the Consolidated Financial Statements for the maturity schedule of the debt outstanding as of December 31, 2001. For 2001, a one percentage point increase in interest rates paid by the Company would result in a decrease in net income of approximately $0.9 million. This sensitivity analysis of the effects of changes in interest rates on long-term debt does not factor in potential changes in exchange rates or long-term debt levels.

The Company is not exposed to commodity price risk since it purchases its goods for resale and does not purchase commodities directly.

Item 8: Financial Statements and Supplementary Data

The financial statements and supplementary data are included on pages 18 to 42. See the Index to Financial Statements and Supplementary Data on page 17.

Item 9: Disagreements on Accounting and Financial Disclosure

None.

PART III

Item 10: Directors and Executive Officers of the Registrant

Information regarding directors of the Company will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held April 24, 2002, and, to the extent required, is incorporated herein by reference. Information regarding executive officers of the Company is set forth under the caption "Executive Officers of the Company."

Item 11: Executive Compensation

Information regarding executive compensation will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held April 24, 2002, and, to the extent required, is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held April 24, 2002, and, to the extent required, is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held April 24, 2002, and, to the extent required, is incorporated herein by reference.

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

                (b)         Bylaws, as amended, incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

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

                (b)         Compensatory Plans or Arrangements

                      (i)   Director Stock Plan, as amended, incorporated by reference to Exhibit 10(d)(i) to the
                            Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                      (ii)  Office of the Chairman Incentive Plan, incorporated by reference to Appendix B of the
                            Company's Proxy Statement dated March 26, 1997.

                      (iii) 1990 Long-Term Stock Incentive Plan, as amended.

                      (iv)  2001 Long-Term Stock Incentive Plan, as amended.

                      (v)   Executive Death Benefit Plan, as amended.

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

                      (viii)Supplemental Profit Sharing Plan, as amended.

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

(b)   Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly issued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 19, 2002

W.W. GRAINGER, INC.

By:        /s/ R. L. Keyser                   By:  /s/ P. O. Loux
           ---------------------------             --------------------
               R. L. Keyser                            P. O. Loux
               Chairman of the Board                   Senior Vice President, Finance
               and Chief Executive Officer             and Chief Financial Officer

     /s/ Brian P. Anderson       March 19, 2002                  /s/ Neil S. Novich      March 19, 2002
    -----------------------                                      ----------------------
         Brian P. Anderson                                           Neil S. Novich
         Director                                                    Director

     /s/ Wesley M. Clark         March 19, 2002                  /s/  James D. Slavik    March 19, 2002
    -----------------------                                      ----------------------
         Wesley M. Clark                                              James D. Slavik
         Director                                                     Director

     /s/ Wilbur H. Gantz         March 19, 2002                  /s/  Harold B. Smith    March 19, 2002
    -----------------------                                      ----------------------
         Wilbur H. Gantz                                              Harold B. Smith
         Director                                                     Director

     /s/ David W. Grainger       March 19, 2002                  /s/  Fred L. Turner     March 19, 2002
    -----------------------                                      ----------------------
         David W. Grainger                                            Fred L. Turner
         Director                                                     Director

     /s/ Frederick A. Krehbiel   March 19, 2002                  /s/  Janiece S. Webb    March 19, 2002
    --------------------------                                   ----------------------
         Frederick A. Krehbiel                                        Janiece S. Webb
         Director                                                     Director

     /s/  John W. McCarter, Jr.  March 19, 2002
    ---------------------------
          John W. McCarter, Jr.
          Director

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

December 31, 2001, 2000, and 1999

                                                                                                                       Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS..............................................................         18

FINANCIAL STATEMENTS

        CONSOLIDATED STATEMENTS OF EARNINGS.....................................................................         19

        CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS.......................................................         19

        CONSOLIDATED BALANCE SHEETS

               ASSETS...........................................................................................         20

               LIABILITIES AND SHAREHOLDERS' EQUITY.............................................................         21

        CONSOLIDATED STATEMENTS OF CASH FLOWS...................................................................      22-23

        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY.........................................................         24

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................................................      25-40

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors

W.W. Grainger, Inc.

        We have audited the accompanying consolidated balance sheets of W.W. Grainger, Inc., and Subsidiaries as of December 31, 2001, 2000, and 1999, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of W.W. Grainger, Inc., and Subsidiaries as of December 31, 2001, 2000, and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited Schedule II of W.W. Grainger, Inc., and Subsidiaries for the years ended December 31, 2001, 2000, and 1999. In our opinion, this Schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Chicago, Illinois

January 28, 2002

W.W. Grainger, Inc., and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands of dollars except for per share amounts)

                                                                                         Years Ended December 31,
                                                                         ------------------------------------------------------
                                                                             2001                 2000                 1999
                                                                         ------------         ------------         ------------
Net sales .......................................................        $  4,754,317         $  4,977,044         $  4,636,275
Cost of merchandise sold ........................................           3,165,030            3,391,707            3,125,647
                                                                         ------------         ------------         ------------
        Gross profit ............................................           1,589,287            1,585,337            1,510,628
Warehousing, marketing, and administrative expenses .............           1,211,644            1,250,217            1,193,400
Restructuring charges ...........................................              39,070                 --                   --
                                                                         ------------         ------------         ------------
        Total operating expenses ................................           1,250,714            1,250,217            1,193,400
                                                                         ------------         ------------         ------------
        Operating earnings ......................................             338,573              335,120              317,228

Other income or (deductions)
  Interest income ...............................................               2,827                1,891                1,606
  Interest expense ..............................................             (10,674)             (24,403)             (15,596)
  Equity in loss of unconsolidated entities .....................              (7,205)             (10,855)                --
  Loss on liquidation of equity in unconsolidated entity ........             (20,123)                --                   --
  Unclassified--net .............................................              (6,118)              29,842                  512
                                                                         ------------         ------------         ------------
                                                                              (41,293)              (3,525)             (13,478)
                                                                         ------------         ------------         ------------
        Earnings before income taxes ............................             297,280              331,595              303,750
Income taxes ....................................................             122,750              138,692              123,019
                                                                         ------------         ------------         ------------
        Net earnings ............................................        $    174,530         $    192,903         $    180,731
                                                                         ============         ============         ============
Earnings per share:
  Basic .........................................................        $       1.87         $       2.07         $       1.95
                                                                         ============         ============         ============
  Diluted .......................................................        $       1.84         $       2.05         $       1.92
                                                                         ============         ============         ============
Weighted average number of shares outstanding:
  Basic .........................................................          93,189,132           93,003,813           92,836,696
                                                                         ============         ============         ============
  Diluted .......................................................          94,727,868           94,223,815           94,315,479
                                                                         ============         ============         ============

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands of dollars)

                                                                                         Years Ended December 31,
                                                                         ------------------------------------------------------
                                                                             2001                 2000                  1999
                                                                         ------------         ------------         ------------

Net earnings ....................................................        $    174,530         $    192,903         $    180,731
Other comprehensive earnings (loss) net of tax:
  Foreign currency translation adjustments ......................             (15,457)              (9,487)               9,672
  Gain (loss) on investment securities:
    Unrealized holding gain (loss) ..............................               4,820              (60,066)              78,683
    Reclassification adjustments for realized gains
      included in net earnings ..................................                 (84)             (18,070)                --
                                                                         ------------         ------------         ------------
                                                                              (10,721)             (87,623)              88,355
                                                                         ------------         ------------         ------------
Comprehensive earnings ..........................................        $    163,809         $    105,280         $    269,086
                                                                         ============         ============         ============

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

                                                                                             December 31,
                                                                         -----------------------------------------------------
                            ASSETS                                           2001                2000                 1999
                                                                         ------------        ------------        -------------
CURRENT ASSETS
  Cash and cash equivalents .....................................        $    168,846        $     63,384        $     62,683
  Accounts receivable, less allowances for
    doubtful accounts of $30,552 for 2001,
    $23,436 for 2000, and $18,369 for 1999 ......................             454,180             608,297             561,786
  Inventories ...................................................             634,654             704,071             762,495
  Prepaid expenses ..............................................              37,477              25,173              18,387
  Deferred income tax benefits ..................................              97,454              82,077              65,794
                                                                         ------------        ------------        ------------
        Total current assets ....................................           1,392,611           1,483,002           1,471,145

PROPERTY, BUILDINGS, AND EQUIPMENT
  Land ..........................................................             150,335             147,437             147,118
  Buildings, structures, and improvements .......................             722,043             711,392             683,426
  Furniture, fixtures, machinery, and equipment .................             514,046             449,198             471,485
                                                                         ------------        ------------        ------------
                                                                            1,386,424           1,308,027           1,302,029
  Less accumulated depreciation
    and amortization ............................................             696,706             631,630             604,278
                                                                         ------------        ------------        ------------
    Property, buildings, and
      equipment--net ............................................             689,718             676,397             697,751

DEFERRED INCOME TAXES ...........................................                --                 8,820                --

INVESTMENTS IN UNCONSOLIDATED ENTITIES ..........................               4,776              23,838                --

OTHER ASSETS
  Goodwill ......................................................             177,753             180,644             186,504
  Customer lists and other intangibles ..........................              93,622              89,611              89,680
                                                                         ------------        ------------        ------------
                                                                              271,375             270,255             276,184

  Less accumulated amortization .................................             115,892             111,094             102,913
                                                                         ------------        ------------        ------------
                                                                              155,483             159,161             173,271

  Investments ...................................................              27,023              27,761             154,203
  Capitalized software--net .....................................              39,207              56,118              49,431
  Sundry ........................................................              22,428              24,504              19,025
                                                                         ------------        ------------        ------------
    Other assets--net ...........................................             244,141             267,544             395,930
                                                                         ------------        ------------        ------------
TOTAL ASSETS ....................................................        $  2,331,246        $  2,459,601        $  2,564,826
                                                                         ============        ============        ============

W.W. Grainger, Inc., and Subsidiaries

CONSOLIDATED BALANCE SHEETS - CONTINUED

(In thousands of dollars)

                                                                                             December 31,
                                                                         ------------------------------------------------------
             LIABILITIES AND SHAREHOLDERS' EQUITY                           2001                  2000                  1999
                                                                         ------------         ------------         ------------
CURRENT LIABILITIES
  Short-term debt ...............................................        $      4,526         $    173,538         $    296,836
  Current maturities of long-term debt ..........................              12,520               22,770               27,721
  Trade accounts payable ........................................             275,893              283,112              311,345
  Accrued compensation and benefits .............................              64,549               70,756               52,510
  Accrued contributions to employees'
    profit sharing plans ........................................              60,103               54,739               66,356
  Accrued expenses ..............................................             127,108              113,057              115,380
  Income taxes ..................................................               9,112               29,352                  386
                                                                         ------------         ------------         ------------
      Total current liabilities .................................             553,811              747,324              870,534

LONG-TERM DEBT (less current maturities) ........................             118,219              125,258              124,928

DEFERRED INCOME TAXES ...........................................               1,239                 --                 48,117

ACCRUED EMPLOYMENT-RELATED BENEFITS COSTS .......................              54,649               49,537               40,718

MINORITY INTEREST ...............................................                 139                   96                 --

SHAREHOLDERS' EQUITY
  Cumulative Preferred Stock--
    $5 par value--authorized, 12,000,000 shares,
    issued and outstanding, none ................................                --                   --                   --
  Common Stock--$0.50 par value--authorized,
    300,000,000 shares;
    issued, 108,473,703 shares, 2001,
    108,037,082 shares, 2000, and
    107,460,978 shares, 1999 ....................................              54,237               54,017               53,730
  Additional contributed capital ................................             289,201              276,819              255,569
  Retained earnings .............................................           1,937,972            1,837,298            1,707,258
  Unearned restricted stock compensation ........................             (17,722)             (22,720)             (16,581)
  Accumulated other comprehensive (loss) earnings ...............             (29,553)             (18,832)              68,791
  Treasury stock, at cost--15,129,062 shares, 2001,
    14,104,212 shares, 2000, and
    14,079,292 shares, 1999 .....................................            (630,946)            (589,196)            (588,238)
                                                                         ------------         ------------         ------------
  Total shareholders' equity ....................................           1,603,189            1,537,386            1,480,529
                                                                         ------------         ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................        $  2,331,246         $  2,459,601         $  2,564,826
                                                                         ============         ============         ============

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

                                                                                       Years Ended December 31,
                                                                         ------------------------------------------------------
                                                                             2001                 2000                 1999
                                                                         ------------         ------------         ------------
Cash flows from operating activities:
  Net earnings ..................................................        $    174,530         $    192,903         $    180,731
  Provision for losses on accounts receivable ...................              21,483               18,076               13,585
  Depreciation and amortization:
    Property, buildings, and equipment ..........................              77,737               81,898               72,446
    Intangibles and goodwill ....................................               5,989                8,746               15,941
    Capitalized software ........................................              19,483               16,249                9,840
  Tax benefit of stock incentive plans ..........................               1,814                3,198                3,424
  (Gain) on sales of investment securities ......................                (138)             (30,017)                --
  Noncash restructuring charge ..................................              11,996                 --                   --
  Asset write-downs .............................................               7,400                 --                   --
  Loss on unconsolidated entities ...............................              25,228               10,855                 --
  Change in operating assets and liabilities--
    net of business acquisition and asset write-downs:
      Decrease (increase) in accounts receivable ................             130,521              (66,332)            (109,269)
      Decrease (increase) in inventories ........................              66,446               54,468             (130,708)
      (Increase) in prepaid expenses ............................             (13,286)              (7,163)              (6,333)
      (Increase) in deferred income taxes .......................              (6,853)             (21,077)              (5,909)
      (Decrease) increase in trade accounts payable .............              (7,168)             (27,017)              22,635
      Increase (decrease) in other current liabilities ..........              12,773                2,909                 (544)
      (Decrease) increase in current
        income taxes payable ....................................             (26,243)              28,920              (32,997)
      Increase in accrued employment-
        related benefits costs ..................................               5,112                8,819                2,933
  Other--net ....................................................               3,970                2,322                1,465
                                                                         ------------         ------------         ------------
Net cash provided by operating activities .......................             510,794              277,757               37,240

Cash flows from investing activities:
  Additions to property, buildings, and equipment ...............            (100,451)             (65,507)            (111,900)
  Proceeds from sale of property, buildings,
    and equipment--net ..........................................              10,467                1,701                4,387
  Expenditures for capitalized software .........................              (6,717)             (29,406)             (26,473)
  Proceeds from sales of investment securities ..................               1,015               31,665                 --
  Purchases of investment securities ............................                --                 (5,000)             (18,500)
  Net cash paid for business acquisition ........................             (14,407)                --                   --
  Investments in unconsolidated entities ........................              (5,764)             (26,862)                --
  Other--net ....................................................                 180                 (774)              (2,898)
                                                                         ------------         ------------         ------------
Net cash (used in) investing activities .........................            (115,677)             (94,183)            (155,384)

W.W. Grainger, Inc., and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(In thousands of dollars)

                                                                                       Years Ended December 31,
                                                                         ------------------------------------------------------
                                                                             2001                2000                   1999
                                                                         ------------         ------------         ------------
Cash flows from financing activities:
  Net (decrease) increase in short-term debt ....................        $   (169,012)        $   (123,298)        $    208,776
  Long-term debt payments .......................................             (10,250)                 (70)                 (93)
  Stock options exercised .......................................               7,981                6,011                1,223
  Proceeds from sale of treasury stock ..........................              24,366                 --                   --
  Purchase of treasury stock--net ...............................             (74,631)                (947)             (15,306)
  Distributions (to) and contributions
    from minority interest ......................................                 (91)                 100                 --
  Cash dividends paid ...........................................             (65,445)             (62,863)             (58,817)
                                                                         ------------         ------------         ------------

Net cash (used in) provided by financing activities .............            (287,082)            (181,067)             135,783

Exchange rate effect on cash
  and cash equivalents ..........................................              (2,573)              (1,806)               1,873
                                                                         ------------         ------------         ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS .......................             105,462                  701               19,512

Cash and cash equivalents at beginning of year ..................              63,384               62,683               43,171
                                                                         ------------         ------------         ------------

Cash and cash equivalents at end of year ........................        $    168,846         $     63,384         $     62,683
                                                                         ============         ============         ============

Supplemental Cash Flow Information
  Cash payments for interest ....................................        $     10,501         $     24,578         $     16,305
  Cash payments for taxes .......................................             154,228              112,934              157,561
Noncash Investing Activities:
  Fair value of noncash assets
    acquired in business acquisition ............................        $     17,175         $       --           $       --
  Liabilities assumed in business acquisition ...................              (2,768)                --                   --

  Increase (decrease) in fair value
    of investment securities, net of tax effect .................               4,736              (78,136)              78,683
  Investment in unconsolidated entity ...........................                --                  7,831                 --

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands of dollars except for per share amounts)

                                                                                  Unearned      Accumulated
                                                    Additional                    Restricted      Other
                                       Common       Contributed     Retained        Stock       Comprehensive     Treasury
                                        Stock        Capital        Earnings      Compensation  Earnings (Loss)    Stock
                                       -------       --------      ----------      ---------      ---------      ----------
Balance at January 1, 1999........     $53,617       $249,482      $1,585,344      $ (17,238)     $ (19,564)     $ (572,900)
Exercise of stock options.........          97          4,411              --             --             --              --
Issuance of 42,000 shares
  of restricted common stock......          21          1,880              --         (1,901)            --              --
Cancellation of 10,000 shares
  of restricted common stock......          (5)          (375)             --            380             --              --
Amortization of unearned
  restricted stock compensation...          --            139              --          2,178             --              --
Purchase of 355,300 shares of treasury
  stock, net of 4,680 shares issued         --             32              --             --             --         (15,338)
Cumulative translation adjustments          --             --              --             --          9,672              --
Unrealized holding gain
  on investments, net of tax......          --             --              --             --         78,683              --
Net earnings......................          --             --         180,731             --             --              --
Cash dividends paid
  ($0.63 per share)...............          --             --         (58,817)            --             --              --
                                       -------       --------      ----------      ---------      ---------      ----------
Balance at December 31, 1999......      53,730        255,569       1,707,258        (16,581)        68,791        (588,238)
Exercise of stock options.........         140          8,859              --             --             --              --
Issuance of 367,500 shares
  of restricted common stock......         182         15,145              --        (15,450)            --              --
Cancellation of 70,500 shares
  of restricted common stock......         (35)        (2,975)             --          3,010             --              --
Amortization of unearned
  restricted stock compensation...          --            210              --          6,301             --              --
Purchase of 31,400 shares of treasury
  stock, net of 6,440 shares issued         --             11              --             --             --            (958)
Cumulative translation adjustments          --             --              --             --         (9,487)             --
Unrealized holding (loss)
  on investments, net of tax......          --             --              --             --        (60,066)             --
Reclassification adjustments for realized
  gains included in net earnings..          --             --              --             --        (18,070)             --
Net earnings......................          --             --         192,903             --             --              --
Cash dividends paid
  ($0.67 per share)...............          --             --         (62,863)            --             --              --
                                       -------       --------      ----------      ---------      ---------      ----------
Balance at December 31, 2000......      54,017        276,819       1,837,298        (22,720)       (18,832)       (589,196)
Exercise of stock options.........         166          9,476              --             --             --              --
Issuance of 247,275 shares
  of restricted common stock,
  net of 24,835 shares retained...         111          5,006              --         (8,760)            --              --
Cancellation of 114,655 shares of
  restricted common stock.........         (57)        (2,785)             --          4,842             --              --
Issuance of 787,020 shares of
  treasury stock .................          --            (72)         (8,411)            --             --          32,849
Remeasurement of restricted stock.          --            526              --             --             --              --
Amortization of unearned
  restricted stock compensation...          --            263              --          8,916             --              --
Purchase of 1,820,000 shares of treasury
  stock, net of 8,130 shares issued         --            (32)             --             --             --         (74,599)
Cumulative translation adjustments          --             --              --             --        (15,457)             --
Unrealized holding gain on
  investments, net of tax.........          --             --              --             --          4,820              --
Reclassification adjustments for realized
  gains included in net earnings..          --             --              --             --            (84)             --
Net earnings......................          --             --         174,530             --             --              --
Cash dividends paid
  ($0.695 per share)..............          --             --         (65,445)            --             --              --
                                       -------       --------      ----------      ---------      ---------      ----------
Balance at December 31, 2001......     $54,237       $289,201      $1,937,972      $ (17,722)     $ (29,553)     $ (630,946)
                                       =======       ========      ==========      =========      =========      ==========

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001, 2000, and 1999

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

INVESTMENTS IN UNCONSOLIDATED ENTITIES

For investments in which the Company owns or controls from 20 percent to 50 percent of the voting shares, the equity method of accounting is used. The Company also accounts for investments below 20 percent using the equity method when significant influence over operating and financial policies of the investee company can be exercised for those investments. (See Note 7 to the Consolidated Financial Statements.)

RECLASSIFICATIONS

Certain amounts in the 2000 and 1999 financial statements, as previously reported, have been reclassified to conform to the 2001 presentation.

MANAGEMENT ESTIMATES

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and revenues and expenses. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company’s foreign subsidiaries are generally measured using the local currency as the functional currency. Net exchange gains or losses resulting from the translation of financial statements of foreign operations, and related long-term debt, except for those from highly inflationary economies, are recorded as a separate component of shareholders’ equity.

INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined primarily by the last-in, first-out (LIFO) method. For non-LIFO inventories, cost is determined by the first-in, first-out (FIFO) method.

COST OF MERCHANDISE SOLD

Cost of merchandise sold includes product costs and product related costs, freight-out costs, and handling costs. The Company defines handling costs as those costs incurred to fulfill a shipped sales order.

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

Buildings, structures, and improvements...........................................      10 to 45 years

Furniture, fixtures, machinery, and equipment.....................................      3 to 10 years

Improvements to leased property are amortized over the initial terms of the respective leases or the estimated service lives of the improvements, whichever is shorter.

The Company capitalized interest costs of $1,323,000, $747,000, and $3,238,000, in 2001, 2000, and 1999, respectively.

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

OTHER COMPREHENSIVE EARNINGS

The Company’s other comprehensive earnings include unrealized gains on investments, net of tax, and foreign currency translation adjustments with no related income tax effects. The cumulative amount of other comprehensive (loss) earnings was $(29,553,000), $(18,832,000), and $68,791,000, at December 31, 2001, 2000, and 1999, respectively.

ADOPTION OF ACCOUNTING STANDARD

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Certain Derivative Instruments and Hedging Activities,” effective January 1, 2001. The Company uses non-derivative financial instruments to help hedge its exposure for certain investments in foreign subsidiaries in which the net assets are exposed to currency exchange rate volatility. Adoption of SFAS No. 133 requires the Company to report the net amounts of gains and losses that arise from qualifying non-derivative hedging instruments in the cumulative translation adjustment during the reporting period. The Company’s accounting treatment of SFAS No. 133 is consistent with the method it previously used under SFAS No. 52, “Foreign Currency Translation.”

Currency exposure related to the Company’s investment in the net assets of its Canadian subsidiary, Acklands-Grainger Inc. (AGI), is partially mitigated by a foreign currency denominated debt obligation of the parent. Gains and losses associated with the debt obligation offset gains and losses in the net investment in AGI.

The amount of gain (loss) related to the foreign currency denominated debt obligation for the years ended December 31, 2001, 2000, and 1999 was $7,039,000, $4,550,000, and $(7,028,000), respectively, and were included in accumulated other comprehensive earnings.

NEW ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows:

1.	All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
2.	Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented, or exchanged, either individually or as part of a related contract, asset, or liability.
3.	Goodwill and other intangible assets with indefinite lives, acquired after June 30, 2001, are not amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
4.	Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicated.
5.	All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

At December 31, 2001, goodwill had a net carrying value of $150 million. In 2001, amortization expense for goodwill was $3,192,000 after-tax, or $0.03 per share. The Company is currently evaluating the classification of other intangibles and the effect of impairment provisions of SFAS No. 142 and is in the process of assessing the impact of adoption on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The Company plans to adopt SFAS No. 144 at January 1, 2002, and has determined that adoption will not have a material effect on its results of operations or financial position.

NOTE 2--BUSINESS ACQUISITION

On February 26, 2001, Lab Safety Supply, Inc., the Company’s wholly owned subsidiary, acquired The Ben Meadows Co., Inc. (Ben Meadows), of Canton, Georgia, for approximately $14.4 million, including costs associated with the acquisition.

Ben Meadows, a privately held corporation with annual sales of $20,000,000, is a business-to-business direct marketer specializing in equipment and supplies for the environmental and forestry management markets. The acquisition was accounted for under the purchase method of accounting. Results for Ben Meadows are included in the Company’s results since the date of its acquisition. Given the size of the acquisition, pro forma disclosures are not considered necessary.

NOTE 3--NON-RECURRING CHARGES

On April 23, 2001, the Company announced its plans to shut down the operations of Material Logic and write down its investment in other digital activities. Material Logic was the business unit the Company formed to seek other equity participants in developing several digital operations. As a result of this action, the Company shut down all of Material Logic’s branded e-commerce sites except FindMRO, which remains an integrated sourcing service for the Company’s customers.

In connection with the closing of Material Logic, the Company took a non-recurring, pretax charge of $39.1 million (after-tax $23.2 million) in 2001. The Company provided a comprehensive separation package, including outplacement services, to the employees whose jobs were eliminated. As part of the shutdown, 166 employees were severed. Severance payments began in July 2001 and will continue until June 2004, when the last severance package expires.

In addition, the Company wrote down its investment in other digital enterprises and took a pretax charge of $25.1 million (after-tax $13.4 million). This included the loss on the divestiture of the Company’s 40% investment in Works.com, Inc. The Company acquired its ownership in Works.com, Inc., an unrelated third party, on August 1, 2000, when the Company’s OrderZone.com business unit was combined with Works.com.

The total effect of these non-recurring charges amounted to an after-tax cost of $36.6 million, or $0.39 per share.

The following table displays the activity and balance of the Material Logic restructuring reserve as of December 31, 2001:

                                                     Original
                                                     Provision       Deductions        Adjustments       Balance
                                                     --------         ---------        ---------        --------
                                                                        (In thousands of dollars)
Restructuring Reserve (Operating expenses):
-------------------------------------------
Workforce reductions ........................        $ 17,200         $ (9,264)        $ (3,056)        $  4,880
Asset and equipment write-offs and disposals            5,800           (4,277)            (587)             936
Contractual obligations .....................           5,000           (7,482)           2,482             --
Other shutdown costs ........................          12,000           (8,570)             231            3,661
                                                     --------         ---------        ---------        --------
                                                     $ 40,000         $(29,593)        $   (930)        $  9,477
                                                     ========         =========        =========        ========

Deductions reflect cash payments of $17,597,000 and noncash charges of $11,996,000. The amounts in the adjustments column are reclassifications and reductions to reflect management’s current estimate of costs, by expense category.

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

Inventories would have been $202,390,000, $211,801,000, and $211,490,000, higher than reported at December 31, 2001, 2000, and 1999, respectively, if the first-in, first-out (FIFO) method of inventory accounting had been used for all Company inventories. Net earnings would have (decreased) increased by $(5,741,000), $188,000, and $(3,603,000), for the years ended December 31, 2001, 2000, and 1999, respectively, using the FIFO method of accounting. Inventories under FIFO approximate replacement cost.

NOTE 7--INVESTMENTS IN UNCONSOLIDATED ENTITIES

During 2001 and 2000, the Company made investments in several Internet related start-up joint ventures.

On August 1, 2000, the Company completed a transaction that combined the assets of its OrderZone.com business with Works.com. In addition, the Company invested $21 million in cash in Works.com and agreed to make Works.com’s purchasing management service and marketplace available to the Company’s small and mid-size customers through Grainger.com. For its contributions, the Company received a 40% equity stake in the combined company, which was subject to certain voting and transfer restrictions. Subsequent to August 1, 2000, the Company accounted for its interest in Works.com using the equity method. Prior to August 1, 2000, the results of OrderZone.com were included in the consolidated results of the Company. In the second quarter of 2001, the Company divested its 40% ownership share of Works.com (See Note 3 to the Consolidated Financial Statements.)

The Company also made investments in three other joint ventures. The Company accounts for these joint ventures using the equity method of accounting. The Company’s ownership percentages range from 11% to 49%. As start-up businesses, the time frame or the ultimate ability to achieve profitability is uncertain. Reaching profitability is also dependent upon the entities securing sufficient capital funding to support developmental activities.

The table below summarizes the activity of these investments. The losses reflect the start-up nature of these businesses.

                                                               Cumulative
                                              Investment      Equity Losses
                                                 Cost          (after-tax)         Total
                                                --------         --------         --------
                                                        (In thousands of dollars)

Balance at January 1, 2000 .............        $    --          $    --          $    --
  Works.com ............................          32,284          (10,031)          22,253
  Other equity-method investees ........           2,409             (824)           1,585
                                                --------         --------         --------
Balance at December 31, 2000 ...........          34,693          (10,855)          23,838
  Works.com ............................            --             (4,608)          (4,608)
  Other equity-method investees ........           5,764           (2,597)           3,167
  Divestiture of Works.com .............         (17,621)            --            (17,621)
                                                --------         --------         --------
Balance at December 31, 2001 ...........        $ 22,836         $(18,060)        $  4,776
                                                ========         ========         ========

NOTE 8--INTANGIBLES

Goodwill represents the cost in excess of net assets of acquired companies and was amortized on a straight-line basis over periods of five to forty years. The Company’s goodwill is predominately denominated in Canadian dollars and, accordingly, the changes in the asset balance are due to foreign exchange rate fluctuations.

Customer lists and other intangibles are amortized on a straight-line basis over periods of seven to forty years.

Beginning in 2002, goodwill and intangible assets with indefinite lives will no longer be amortized but will be tested for impairment on an annual basis. (See Note 1 to the Consolidated Financial Statements— “New Accounting Pronouncements.”)

NOTE 9--INVESTMENTS

Investments consist of marketable securities and non-publicly traded equity securities for which a market value is not readily determinable. Marketable securities are all classified as available-for-sale and are reported at fair value, with unrealized gains or losses on such securities reflected, net of taxes, as a separate component of shareholders’ equity. Non-publicly traded equity securities are reported at lower of cost or estimated net realizable value. Adjustments to net realizable value are recognized in earnings. There have been no dividends earned on these investments. During 2001 and 2000, the Company sold a portion of its marketable securities investments. The gains on these sales were calculated using the specific identification method and were reported in Unclassified—net.

The original cost, realized and unrealized gains (pretax), and fair value of investments are summarized as follows:

                                                                                     December 31,
                                                                    ----------------------------------------------
                                                                        2001              2000              1999
                                                                    ----------        ----------        ----------
                                                                               (In thousands of dollars)
Marketable securities
  Cost .....................................................        $   16,517        $   16,852        $   18,500
  Unrealized gains .........................................             8,661               909           130,703
                                                                    ----------        ----------        ----------
  Fair value ...............................................            25,178            17,761           149,203
Non-publicly traded equity securities ......................             1,845            10,000             5,000
                                                                    ----------        ----------        ----------
                                                                    $   27,023        $   27,761        $  154,203
                                                                    ==========        ==========        ==========
Proceeds from sales ........................................        $    1,015        $   31,665        $       --
                                                                    ==========        ==========        ==========

Realized gain on sales .....................................        $      138        $   30,017        $       --
                                                                    ==========        ==========        ==========

NOTE 10--CAPITALIZED SOFTWARE

Amortization of capitalized software is predominately on a straight-line basis over five years. Amortization expense was $19,483,000, $16,249,000, and $9,840,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

NOTE 11--SHORT-TERM DEBT

The following summarizes information concerning short-term debt:

                                                                        2001           2000             1999
                                                                    --------         --------         --------
Bank Debt                                                                   (In thousands of dollars)
---------
Outstanding at December 31 .................................        $  4,526         $  2,972         $  4,598
Maximum month-end balance during the year ..................        $  4,559         $  4,818         $  4,675
Average amount outstanding during the year .................        $  3,645         $  4,191         $  3,263
Weighted average interest rate during the year .............             5.3%             6.9%             6.1%
Weighted average interest rate at December 31 ..............             3.4%             7.4%             6.6%

Commercial Paper
----------------
Outstanding at December 31 .................................        $    --          $170,566         $292,238
Maximum month-end balance during the year ..................        $128,632         $300,607         $292,250
Average amount outstanding during the year .................        $ 64,438         $247,640         $193,674
Weighted average interest rate during the year .............             5.3%             6.5%             5.7%
Weighted average interest rate at December 31 ..............              --%             6.6%             6.2%

The Company and its subsidiaries had committed lines of credit totaling $417,564,000, $518,344,000, and $568,848,000 at December 31, 2001, 2000, and 1999, respectively, including $12,564,000, $13,344,000, and $13,848,000 denominated in Canadian dollars. A Company subsidiary also had a $15,705,000, $16,680,000, and $17,311,000 uncommitted line of credit denominated in Canadian dollars as of December 31, 2001, 2000, and 1999, respectively. At December 31, 2001, 2000, and 1999, borrowings under the subsidiary’s committed lines of credit were $4,526,000, $2,972,000, and $4,598,000, respectively. The Company has guaranteed these borrowings.

NOTE 12--EMPLOYEE BENEFITS

RETIREMENT PLANS. A majority of the Company’s employees are covered by a noncontributory profit sharing plan. This plan provides for annual employer contributions based upon a formula related primarily to earnings before federal income taxes, limited to 15% of the total compensation paid to all eligible employees. The Company also sponsors additional defined contribution and defined benefit plans, which cover most of the other employees. Provisions under all plans were $47,621,000, $42,353,000, and $55,007,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

POSTRETIREMENT BENEFITS. The Company has a health care benefits plan that provides coverage to its retired employees and their dependents should they elect to maintain such coverage. A majority of the Company’s employees become eligible for participation when they qualify for retirement while working for the Company.

The amounts charged to operating expense for postretirement health care benefits were $5,348,000, $3,767,000, and $4,523,000 for the years ended December 31, 2001, 2000, and 1999, respectively. Components of the expense were:

                                                                        2001           2000             1999
                                                                    --------         --------         --------
                                                                              (In thousands of dollars)

Service cost ...............................................        $  3,442         $  3,083         $  3,446
Interest cost ..............................................           3,689            3,189            2,854
Expected return on assets ..................................          (1,421)          (1,563)          (1,302)
Amortization of transition asset (22-year amortization) ....            (143)            (143)            (143)
Amortization of unrecognized gain ..........................            (144)            (724)            (257)
Amortization of prior service cost .........................             (75)             (75)             (75)
                                                                    --------         --------         --------
                                                                    $  5,348         $  3,767         $  4,523
                                                                    ========         ========         ========

Participation in the plan is voluntary at retirement and requires participants to make contributions toward the cost of the plan, as determined by the Company. The accounting for the health plan anticipates future cost-sharing changes to retiree contributions that will maintain the current cost-sharing ratio between the Company and the retirees.

A Group Benefit Trust has been established as the vehicle to process benefit payments. The assets of the trust are invested in Standard & Poor’s 500 index funds. The assumed weighted average long-term rate of return is 6%, which is net of a 40.0% tax rate. The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986, as amended, and was $3,470,000, $1,385,000, and $1,686,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

A reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation (APBO), the fair value of assets, and the funded status of the benefit obligation as of December 31, 2001, 2000, and 1999 is as follows:

                                                                        2001           2000             1999
                                                                    --------         --------         --------
                                                                           (In thousands of dollars)

Benefit obligation at the beginning of the year ............        $ 49,044         $ 40,394         $ 43,675
  Service cost .............................................           3,442            3,083            3,446
  Interest cost ............................................           3,689            3,189            2,854
  Plan participant contributions ...........................             882              762              535
  Actuarial loss (gain) ....................................           7,960            3,598           (7,913)
  Benefits paid ............................................          (2,206)          (1,982)          (2,203)
                                                                    --------         --------         --------
Benefit obligation at the end of the year ..................          62,811           49,044           40,394
                                                                    --------         --------         --------
Fair value of plan assets at beginning of year .............          20,505           22,188           18,636
  Actual return on plan assets .............................          (2,785)          (1,848)           3,534
  Employer contributions ...................................           3,470            1,385            1,686
  Plan participant contributions ...........................             882              762              535
  Benefits paid ............................................          (2,206)          (1,982)          (2,203)
                                                                    --------         --------         --------
Fair value of plan assets at the end of the year ...........          19,866           20,505           22,188
                                                                    --------         --------         --------
Funded status ..............................................         (42,945)         (28,539)         (18,206)
Unrecognized transition asset ..............................          (1,856)          (1,999)          (2,142)
Unrecognized net actuarial loss (gain) .....................           8,863           (3,447)         (11,180)
Unrecognized prior service cost ............................            (702)            (777)            (852)
                                                                    --------         --------         --------
Accrued postretirement benefits cost .......................        $(36,640)        $(34,762)        $(32,380)
                                                                    ========         ========         =========

To determine the APBO as of December 31, 2001, 2000, and 1999, the assumed weighted average discount rate used was 7.0%, 7.5%, and 7.8%, respectively. The assumed health care cost trend rate for 2002 is 8.1%. Beginning in 2003, the assumed health care cost trend rate declines on a straight-line basis until 2011, when the ultimate trend rate of 5.0% is achieved.

If the assumed health care cost trend rate increased by one percentage point for each year, the APBO as of December 31, 2001, would increase by $11,871,000. The aggregate of the service cost and interest cost components of the 2001 net periodic postretirement benefits expense would increase by $1,644,000.

If the assumed health care cost trend rate decreased by one percentage point for each year, the APBO as of December 31, 2001, would decrease by $9,485,000. The aggregate of the service cost and interest cost components of the 2001 net periodic postretirement benefits expense would decrease by $1,277,000.

NOTE 13--LONG-TERM DEBT

Long-term debt consisted of the following at December 31:

                                                                       2001             2000             1999
                                                                    ---------        ---------        ---------
                                                                              (In thousands of dollars)

Uncommitted revolving credit facility ......................        $ 113,324        $ 120,363        $ 124,914
Industrial development revenue bonds .......................           17,415           27,650           27,650
Other ......................................................             --                 15               85
                                                                    ---------        ---------        ---------
                                                                      130,739          148,028          152,649
Less current maturities ....................................           12,520           22,770           27,721
                                                                    ---------        ---------        ---------
                                                                    $ 118,219        $ 125,258        $ 124,928
                                                                    =========        =========        =========

As part of the permanent financing for a Canadian Subsidiary, the Company maintained a $113,324,000 uncommitted revolving credit facility, denominated in Canadian dollars. The Company had $113,324,000 outstanding at December 31, 2001, relating to this facility with an interest rate of 3.52%. The Company has the intent and the ability to refinance the obligation on a long-term basis through its credit lines and, therefore, it is included in long-term debt.

The industrial development revenue bonds include various issues that bear interest at variable rates up to 15%, or variable rates up to 78.2% of the prime rate, and come due in various amounts from 2002 through 2021. Interest rates on some of the issues are subject to change at certain dates in the future. The bondholders may require the Company to redeem certain bonds concurrent with a change in interest rates and certain other bonds annually. In addition, $10,620,000 of these bonds had an unsecured liquidity facility available at December 31, 2001, for which the Company compensated a bank through a commitment fee of 0.07%. There were no borrowings related to this facility at December 31, 2001. The Company classified $12,520,000 of bonds currently subject to redemption options in current maturities of long-term debt at December 31, 2001. The Company classified $22,755,000 and $27,650,000 of bonds subject to redemption options in current maturities of long-term debt at December 31, 2000 and 1999, respectively.

The aggregate amounts of long-term debt maturing in each of the five years subsequent to December 31, 2001, are as follows:

                                                                        Amounts           Amounts
                                                                     Payable Under     Subject to
                                                                      Terms of        Redemption
                                                                      Agreements         Options
                                                                       --------         ---------
                                                                        (In thousands of dollars)

2002.........................................................          $     --         $ 12,520
2003.........................................................           113,324               --
2004.........................................................                --               --
2005.........................................................                --            4,895
2006.........................................................                --               --

NOTE 14--LEASES

The Company leases certain land, buildings, and equipment. The Company capitalizes all significant leases that qualify as capital leases.

At December 31, 2001, the approximate future minimum aggregate payments for all leases were as follows:

                                                                                  Operating Leases
                                                                    -------------------------------------------
                                                                      Real           Personal
                                                                    Property         Property          Total
                                                                    ---------        ---------        ---------
                                                                              (In thousands of dollars)

2002 .......................................................        $  17,525        $      38        $  17,563
2003 .......................................................           14,078             --             14,078
2004 .......................................................           10,583             --             10,583
2005 .......................................................            5,847             --              5,847
2006 .......................................................            2,902             --              2,902
Thereafter .................................................            5,604             --              5,604
                                                                    ---------        ---------        ---------
Total minimum payments required ............................           56,539               38           56,577
Less amounts representing sublease income ..................            1,061             --              1,061
                                                                    ---------        ---------        ---------
                                                                    $  55,478        $      38        $  55,516
                                                                    =========        =========        =========

Total rent expense, including both items under lease and items rented on a month-to-month basis, was $18,837,000, $20,759,000, and $19,383,000 for 2001, 2000, and 1999, respectively.

NOTE 15--STOCK INCENTIVE PLANS

The Company maintains stock incentive plans under which the Company may grant a variety of incentive awards to employees. A maximum of 14,056,828 shares of common stock were authorized for issuance under the plans in connection with awards of non-qualified stock options, stock appreciation rights, restricted stock, phantom stock rights, and other stock-based awards.

The plans authorize the granting of options to purchase shares at a price of not less than 100% of the closing market price on the last trading day preceding the date of grant. The options expire no later than ten years after the date of grant.

Shares relating to terminated, surrendered or canceled options and stock appreciation rights, to forfeited restricted stock or other awards, or to transactions that result in fewer shares being issued under the plans, are again available for awards under the plans.

In 2001, a broad-based stock option grant covering 764,400 shares was made to employees who had a minimum of five years of service and who were not participants in other stock option programs.

The plans authorize the granting of restricted stock, which is held by the Company pursuant to the terms and conditions related to the applicable grants. Except for the right of disposal, holders of restricted stock have full shareholders’ rights during the period of restriction, including voting rights and the right to receive dividends.

There were 247,275 shares of restricted stock issued in 2001 with a weighted average fair market value of $33.30 per share. There were 367,500 shares of restricted stock issued in 2000 with a weighted average fair market value of $41.90 per share. There were 42,000 shares of restricted stock issued in 1999 with a weighted average fair market value of $45.26 per share. The shares vest over periods from two to ten years from issuance, although accelerated vesting is provided in certain instances. Restricted stock released totaled 87,000, 5,000, and 0 shares in 2001, 2000, and 1999, respectively. Compensation expense related to restricted stock awards is based upon market prices at the date of grant and is charged to earnings on a straight-line basis over the period of restriction. Total compensation expense related to restricted stock was $8,916,000, $6,301,000, and $2,178,000 in 2001, 2000, and 1999, respectively. In 2001, $2,220,000 of restricted stock compensation expense related to the 2001 digital business restructuring was included in restructuring charges.

On March 26, 2001, a group of 83 executive officers and other key managers bought 787,020 treasury shares from the Company at the then-current market price of the shares. Cash proceeds from the sale, which amounted to $24,366,000, were used by the Company to repurchase shares of the Company’s stock on the open market. Executives who met a threshold purchase requirement of one times their annual base salary received a 25% matching grant of restricted stock that will vest if they remain with the Company and hold their purchased shares for a minimum of two years. The grant totaled 192,275 shares of restricted stock. Most executives financed their purchases through loans arranged with a local bank. Those executives are responsible for repaying their loans. The Company entered into a Note Purchase Agreement with the bank, agreeing to purchase the loan of any defaulting executive.

During 1997, the Company adopted a Director Stock Plan in which non-employee directors participate. A total of 500,000 shares of common stock were reserved for issuance under the plan.

A retainer fee for Board service is paid to non-employee directors in the form of an annual award under the Director Stock Plan of unrestricted shares of common stock. The number of shares is equal to the retainer fee divided by the fair market value of a share of common stock at the time of the award, rounded up to the next 10-share increment. Total shares granted were 8,130, 6,480, and 4,680 in 2001, 2000, and 1999, respectively.

Additionally, non-employee directors receive under the Director Stock Plan an annual grant, denominated in dollars, of options to purchase shares of common stock. The number of shares covered by each option is equal to the award divided by the fair market value of a share of common stock at the time of the award, rounded to the next 10-share increment. The per-share option exercise price is 100% of the fair market value of the shares. The options are fully exercisable upon award and have a ten-year term. Total options granted covered 19,200, 16,560, and 16,740 shares in 2001, 2000, and 1999, respectively.

The Company awards stock units under the Director Stock Plan in connection with deferrals of director fees and dividend equivalents on existing stock units. A stock unit is essentially the economic equivalent of a share of common stock. Deferred fees and dividend equivalents on existing stock units are converted into stock units on the basis of the market value of the stock at the relevant time. Payment of the value of stock units generally is made after the termination of service as a director. As of December 31, 2001, ten directors held stock units. As of December 31, 2000 and 1999, nine directors held stock units. The Company recognized expense for stock units of $419,000, $426,000, and $300,000 for 2001, 2000, and 1999, respectively. Total stock units outstanding were 45,844, 45,765, and 43,219 as of December 31, 2001, 2000, and 1999, respectively.

Transactions involving stock options are summarized as follows:

                                                                                      Weighted
                                                                                       Average
                                                                                      Price Per
                                                                  Option Shares         Share      Exercisable
                                                                  -------------       ----------   -----------
Outstanding at January 1, 1999..............................         3,790,440         $ 35.01      1,732,300
                                                                                                    =========
  Granted   ................................................         1,234,100         $ 48.43
  Exercised ................................................          (304,380)        $ 21.49
  Canceled or expired ......................................          (110,400)        $ 46.23
                                                                     ---------
Outstanding at December 31, 1999 ...........................         4,609,760         $ 39.23      2,239,940
                                                                                                    =========
  Granted ..................................................         1,974,650         $ 43.17
  Exercised ................................................          (301,860)        $ 23.68
  Canceled or expired ......................................          (329,140)        $ 45.85
                                                                     ---------
Outstanding at December 31, 2000 ...........................         5,953,410         $ 40.96      2,363,810
                                                                                                    =========
  Granted ..................................................         3,080,780         $ 39.26
  Exercised ................................................          (385,567)        $ 26.13
  Canceled or expired ......................................          (259,036)        $ 42.78
                                                                     ---------
Outstanding at December 31, 2001 ...........................         8,389,587         $ 40.96      2,826,979
                                                                     =========                      =========

All options were issued at market price on the date of grant. Options were issued with initial vesting periods ranging from immediate to six years.

Information about stock options outstanding at December 31, 2001, is as follows:

                                              Options Outstanding
                          -----------------------------------------------------------------------------------

                                                                                   Weighted Average
                                                                       -------------------------------------
                          Range of Exercise         Number             Remaining Contractual         Exercise
                               Prices             Outstanding              Life (Years)                Price
                          ---------------         -----------          --------------------          --------
                            $25.75-$37.25          1,862,620                    3.8                    $32.98
                            $37.50-$43.50          4,015,747                    8.8                    $40.21
                            $43.80-$53.63          2,511,220                    7.7                    $48.08
                                                   ----------------------------------------------------------
                                                   8,389,587                    7.4                    $40.96

                                              Options Exercisable
                          -----------------------------------------------------------------
                          Range of Exercise         Number             Weighted Average
                               Prices             Exercisable           Exercise Price
                          ---------------         -----------         ---------------------
                            $25.75-$37.25          1,822,332                $33.03
                            $37.50-$43.50            212,827                $42.01
                            $43.80-$53.63            791,820                $51.31
                                                   ----------------------------------------
                                                   2,826,979                $38.83

Shares available for future awards were 3,805,674, 768,168, and 2,717,158, at December 31, 2001, 2000, and 1999, respectively.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue to account for stock compensation under Accounting Principles Board Opinion No. 25. Pro forma net earnings and earnings per share, as calculated under SFAS No. 123, are as follows:

                                                                       2001             2000              1999
                                                                    ---------         ---------         ---------
                                                                          (In thousands of dollars
                                                                          except for per share amounts)

Net earnings ...............................................        $ 162,269         $ 183,131         $ 174,144
Earnings per share:
  Basic ....................................................        $    1.74         $    1.97         $    1.88
  Diluted ..................................................        $    1.72         $    1.94         $    1.85

The weighted average fair value of the stock options granted during 2001, 2000, and 1999, was $10.89, $13.65, and $17.26, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model based on the date of the grant and the following weighted average assumptions:

                                                                       2001             2000              1999
                                                                    ---------         ---------         ---------

Risk-free interest rate ....................................              5.1%              6.4%              6.8%
Expected life ..............................................        7.0 years         7.0 years         7.0 years
Expected volatility ........................................             20.1%             20.1%             20.1%
Expected dividend yield ....................................              1.8%              1.8%              1.5%

NOTE 16--INCOME TAXES

The asset and liability approach of SFAS No. 109, “Accounting for Income Taxes,” requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial bases and tax bases of assets and liabilities. Income tax expense consisted of the following:

                                                                       2001             2000              1999
                                                                    ---------         ---------         ---------
                                                                                (In thousands of dollars)
Current provision:
  Federal ..................................................        $ 106,322         $ 116,253         $ 100,801
  State ....................................................           18,998            22,948            21,336
  Foreign ..................................................            6,368             7,103             6,192
                                                                    ---------         ---------         ---------
  Total current ............................................          131,688           146,304           128,329
Deferred tax benefits ......................................           (8,938)           (7,612)           (5,310)
                                                                    ---------         ---------         ---------
Total provision ............................................        $ 122,750         $ 138,692         $ 123,019
                                                                    =========         =========         =========

The deferred tax benefits represent the net effect of the changes in the amounts of temporary differences.

The income tax effects of temporary differences that gave rise to the net deferred tax asset as of December 31, 2001, 2000, and 1999 were:

                                                                       2001             2000              1999
                                                                    ---------         ---------         ---------
                                                                              (In thousands of dollars)

Current deferred tax assets:
  Inventory valuations .....................................        $  37,810         $  33,216         $  26,043
  Administrative and general expenses
    deducted on a paid basis for tax purposes ..............           55,850            45,582            36,208
  Employment-related benefits expense ......................            3,683             3,120             2,755
  Other ....................................................              111               159               788
                                                                    ---------         ---------         ---------
    Total current deferred tax assets ......................        $  97,454         $  82,077         $  65,794
                                                                    ---------         ---------         ---------

Noncurrent deferred tax (liabilities) assets:
  Purchased tax benefits ...................................        $ (12,540)        $ (13,283)        $ (17,482)
  Temporary differences related to property,
    buildings, and equipment ...............................           (5,329)           (6,749)           (2,018)
  Intangible amortization ..................................            3,623             8,493            11,583
  Deferred tax liability of foreign investment corporation .          (11,359)           (7,553)           (4,674)
  Employment-related benefits expense ......................           25,638            24,793            16,206
  Foreign net operating loss carryforwards .................           10,618             8,217             6,492
  Unrealized gain on investments ...........................           (3,378)             (362)          (52,020)
  Capital loss carryforwards ...............................            3,316              --                --
  Other ....................................................            2,106             3,481               288
                                                                    ---------         ---------         ---------
    Total noncurrent deferred tax asset (liability) ........           12,695            17,037           (41,625)
  Less valuation allowance .................................          (13,934)           (8,217)           (6,492)
                                                                    ---------         ---------         ---------
    Net noncurrent deferred tax (liability) asset ..........           (1,239)            8,820           (48,117)
                                                                    ---------         ---------         ---------
Net deferred tax asset .....................................        $  96,215         $  90,897         $  17,677
                                                                    =========         =========         =========

The purchased tax benefits represent lease agreements acquired in prior years under the provisions of the Economic Recovery Act of 1981.

At December 31, 2001, the Company has approximately $28,000,000 of foreign operating loss carryforwards related to a foreign operation, which begin to expire in 2004. The valuation allowance represents a provision for uncertainty as to the realization of these carryforwards. In addition, the Company recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to capital loss carryforward limitations. The changes in the valuation allowance were as follows:

                                                                       2001            2000             1999
                                                                    ---------        ---------       ---------
                                                                             (In thousands of dollars)
Beginning balance ..........................................        $   8,217        $   6,492        $   4,372
Foreign net operating loss carryforwards ...................            2,401            1,725            2,120
Capital loss carryforwards .................................            3,316             --               --
                                                                    ---------        ---------        ---------
Ending balance .............................................        $  13,934        $   8,217        $   6,492
                                                                    =========        =========        =========

A reconciliation of income tax expense with federal income taxes at the statutory rate follows:

                                                                       2001             2000               1999
                                                                    ---------         ---------         ---------
                                                                              (In thousands of dollars)

Federal income taxes at the statutory rate .................        $ 104,048         $ 119,857         $ 106,313
Foreign rate differences ...................................            1,725             1,578             1,429
State income taxes, net of federal income tax benefits .....           12,349            13,197            13,368
Other--net .................................................            4,628             4,060             1,909
                                                                    ---------         ---------         ---------
  Income tax expense .......................................        $ 122,750         $ 138,692         $ 123,019
                                                                    =========         =========         =========
  Effective tax rate .......................................             41.3%             41.8%             40.5%
                                                                    =========         =========         =========

NOTE 17--EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the year. Diluted earnings per share is based on the combination of weighted average number of shares outstanding and dilutive potential shares.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

                                                                       2001             2000             1999
                                                                    ---------         ---------       ---------
                                                                               (In thousands except for
                                                                                  per share amounts)

Net earnings ...............................................        $ 174,530        $ 192,903        $ 180,731
                                                                    =========        ==========       =========
Denominator for basic earnings per share--
  weighted average shares ..................................           93,189           93,004           92,837
Effect of dilutive securities--
  stock-based compensation .................................            1,539            1,220            1,478
                                                                    ---------        ---------        ---------
Denominator for diluted earnings per share--weighted
  average shares adjusted for dilutive securities ..........           94,728           94,224           94,315
                                                                    =========        ==========       =========

Basic earnings per common share ............................        $    1.87        $    2.07        $    1.95
                                                                    =========        ==========       =========
Diluted earnings per common share ..........................        $    1.84        $    2.05        $    1.92
                                                                    =========        ==========       =========

NOTE 18--ISSUANCE OF PREFERRED SHARE PURCHASE RIGHTS

The Company adopted a Shareholder Rights Plan, under which there is outstanding one preferred share purchase right (Right) for each outstanding share of the Company’s common stock. Each Right, under certain circumstances, may be exercised to purchase one one-hundredth of a share of Series A-1999 Junior Participating Preferred Stock (intended to be the economic equivalent of one share of the Company’s common stock) at a price of $250.00, subject to adjustment. The Rights become exercisable only after a person or a group, other than a person or group exempt under the plan, acquires or announces a tender offer for 15% or more of the Company’s common stock. If a person or group, other than a person or group exempt under the plan, acquires 15% or more of the Company’s common stock or if the Company is acquired in a merger or other business combination transaction, each Right generally entitles the holder, other than such person or group, to purchase, at the then-current exercise price, stock and/or other securities or assets of the Company or the acquiring company having a market value of twice the exercise price.

The Rights expire on May 15, 2009, unless earlier redeemed. They generally are redeemable at $.001 per Right until thirty days following announcement that a person or group, other than a person or group exempt under the plan, has acquired 15% or more of the Company’s common stock. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings of the Company.

NOTE 19--SEGMENT INFORMATION

The Company has three reported segments: Branch-based Distribution, Digital, and Lab Safety Supply. The Branch-based Distribution segment provides customers with solutions to their immediate MRO needs. Branch-based Distribution is an aggregation of the following business segments: Grainger Industrial Supply, Acklands-Grainger Inc. (Canada), FindMRO, Grainger.com, Grainger Export, Grainger Global Sourcing, Grainger Parts, Grainger, S.A. de C.V. (Mexico) and Grainger Caribe Inc. (Puerto Rico). The Digital segment provided e-commerce solutions to customers’ MRO and other needs. The Digital segment was an aggregation of the FindMRO, MROverstocks.com, and TotalMRO.com business segments. During 2001, the Company shut down its digital operations except for FindMRO, which became part of the Branch-based Distribution Segment. (See Note 3 to the Consolidated Financial Statements.) Lab Safety Supply is a direct marketer of safety and other industrial products. In prior years the Other Businesses category included a number of operating entities. For 2001, Grainger Integrated Supply is the only entity in the Other Businesses category.

The Company’s segments offer differing ranges of services and/or products and require different resources and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment transfer prices are established at external selling prices, less costs not incurred due to the related party sale.

                                                                                  2001
                                         --------------------------------------------------------------------------------------
                                           Branch-based                           Lab
                                           Distribution         Digital       Safety Supply          Other              Total
                                           ------------       ----------      -------------        ----------        ----------
                                                                       (In thousands of dollars)

Total net sales ....................        $4,251,596        $   29,979         $  324,797        $  190,811        $4,797,183
Intersegment net sales .............            13,436            28,138              1,292              --              42,866
Net sales to external customers ....         4,238,160             1,841            323,505           190,811         4,754,317
Segment operating
  earnings (loss) ..................           386,331           (49,227)            51,114               449           388,667

Segment assets .....................        $1,804,216        $       --         $  114,030        $   27,401        $1,945,647
Depreciation and amortization ......            75,686             1,383              8,012               617            85,698
Additions to long-lived assets .....            71,281               639              2,157               185            74,262

                                                                                 2000
                                         --------------------------------------------------------------------------------------
                                           Branch-based                           Lab
                                           Distribution         Digital       Safety Supply          Other              Total
                                           ------------       ----------      -------------        ----------        ----------
                                                                       (In thousands of dollars)

Total net sales ....................        $4,483,777        $   55,683         $  330,108        $  180,852         $5,050,420
Intersegment net sales .............            13,156            54,270                951             4,999             73,376
Net sales to external customers ....         4,470,621             1,413            329,157           175,853          4,977,044
Segment operating
  earnings (loss) ..................           397,252           (48,207)            55,037           (13,257)           390,825

Segment assets .....................        $2,016,220        $    9,933         $  111,961        $   54,095         $2,192,209
Depreciation and amortization ......            74,389             1,170              9,784             2,334             87,677
Additions to long-lived assets .....            72,606             8,153              7,397             2,990             91,146

                                                                                 1999
                                         --------------------------------------------------------------------------------------
                                           Branch-based                           Lab
                                           Distribution         Digital       Safety Supply          Other              Total
                                           ------------       ----------      -------------        ----------        ----------
                                                                       (In thousands of dollars)

Total net sales ....................        $4,211,316        $    2,979         $  313,533        $  125,882         $4,653,710
Intersegment net sales .............             9,826             2,499                715             4,395             17,435
Net sales to external customers ....         4,201,490               480            312,818           121,487          4,636,275
Segment operating
  earnings (loss) ..................           357,925           (20,560)            42,878           (16,306)           363,937

Segment assets .....................        $2,060,781        $    3,615         $  113,393        $   48,472         $2,226,261
Depreciation and amortization ......            66,710               534             16,059             2,255             85,558
Additions to long-lived assets .....           102,835             2,560              8,855             4,701            118,951

Following are reconciliations of the segment information with the consolidated totals per the financial statements (in thousands of dollars):

                                                                                2001               2000             1999
                                                                              ----------        ----------       ----------
Operating Earnings:
Total operating earnings for reportable segments.......................       $  388,667        $  390,825       $  363,937
Unallocated expenses...................................................          (50,094)          (55,705)         (46,709)
                                                                              ----------        ----------       ----------
  Total consolidated operating earnings................................       $  338,573        $  335,120       $  317,228
                                                                              ==========        ==========       ==========
Assets:
Total assets for reportable segments...................................       $1,945,647        $2,192,209       $2,226,261
Unallocated assets.....................................................          385,599           267,392          338,565
                                                                              ----------        ----------       ----------
  Total consolidated assets............................................       $2,331,246        $2,459,601       $2,564,826
                                                                              ==========        ==========       ==========

                                                                                                  2001
                                                                              ----------------------------------------------
                                                                               Segment                          Consolidated
Other Significant Items:                                                       Totals          Adjustments          Total
                                                                              ----------        ----------       ----------
Depreciation and amortization..........................................       $   85,698        $   17,511       $  103,209
Additions to long-lived assets.........................................       $   74,262        $   32,906       $  107,168

                                                                                                                 Long-lived
Geographic Information:                                                                         Revenues           Assets
                                                                                                ----------       ----------
United States...........................................................................        $4,275,852       $  725,096
Canada..................................................................................           392,433          154,163
Other foreign countries.................................................................            86,032            5,149
                                                                                                ----------       ----------
                                                                                                $4,754,317       $  884,408
                                                                                                ==========       ==========

                                                                                                   2000
                                                                              ---------------------------------------------
                                                                               Segment                         Consolidated
Other Significant Items:                                                       Totals          Adjustments          Total
                                                                              ----------        ----------       ----------
Depreciation and amortization..........................................       $   87,677        $   19,216      $   106,893
Additions to long-lived assets.........................................       $   91,146        $    3,767      $    94,913

                                                                                                                 Long-lived
Geographic Information:                                                                         Revenues           Assets
                                                                                                ----------       ----------
United States...........................................................................        $4,475,425       $  718,954
Canada..................................................................................           404,320          170,434
Other foreign countries.................................................................            97,299            2,288
                                                                                                ----------       ----------
                                                                                                $4,977,044       $  891,676
                                                                                                ==========       ==========

                                                                                                  1999
                                                                              ---------------------------------------------
                                                                               Segment                         Consolidated
Other Significant Items:                                                       Totals          Adjustments         Total
                                                                              ----------        ----------       ----------
Depreciation and amortization..........................................       $   85,558        $   12,669       $   98,227
Additions to long-lived assets.........................................       $  118,951        $   19,422       $  138,373

                                                                                                                 Long-lived
Geographic Information:                                                                         Revenues           Assets
                                                                                                ----------       ----------
United States...........................................................................        $4,206,269       $  732,994
Canada..................................................................................           350,599          184,834
Other foreign countries.................................................................            79,407            2,625
                                                                                                ----------       ----------
                                                                                                $4,636,275       $  920,453
                                                                                                ==========       ==========

Long-lived assets consist of property, buildings, equipment, capitalized software, goodwill, and other intangibles. Revenues are attributed to countries based on the location of the customer.

NOTE 20--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of selected quarterly information for 2001 and 2000 is as follows:

                                                                           2001 Quarter Ended
                                        ----------------------------------------------------------------------------------------
                                                       (In thousands of dollars except for per share amounts)
                                          March 31           June 30          September 30       December 31            Total
                                        -----------        -----------        -----------        -----------         -----------

Net sales ..........................    $ 1,219,420        $ 1,225,040        $ 1,199,358        $ 1,110,499         $ 4,754,317
Cost of merchandise sold ...........    $   824,509        $   830,124        $   803,507        $   706,890         $ 3,165,030
Gross profit .......................    $   394,911        $   394,916        $   395,851        $   403,609         $ 1,589,287
Warehousing, marketing, and
  administrative expenses ..........    $   311,222        $   301,228        $   300,474        $   298,720         $ 1,211,644
Restructuring charges ..............    $        --        $    40,000        $        --        $      (930)        $    39,070
Operating earnings .................    $    83,689        $    53,688        $    95,377        $   105,819         $   338,573
Net earnings .......................    $    42,175        $    14,820        $    56,022        $    61,513         $   174,530
Earnings per share--basic ..........    $      0.45        $      0.16        $      0.60        $      0.66         $      1.87
Earnings per share--diluted ........    $      0.45        $      0.15        $      0.59        $      0.65         $      1.84

                                                                           2000 Quarter Ended
                                        ----------------------------------------------------------------------------------------
                                                       (In thousands of dollars except for per share amounts)
                                          March 31           June 30          September 30       December 31            Total
                                        -----------        -----------        -----------        -----------         -----------

Net sales ..........................    $ 1,222,449        $ 1,271,651        $ 1,273,038        $ 1,209,906        $ 4,977,044
Cost of merchandise sold ...........    $   840,001        $   880,463        $   863,853        $   807,390        $ 3,391,707
Gross profit .......................    $   382,448        $   391,188        $   409,185        $   402,516        $ 1,585,337
Warehousing, marketing, and
  administrative expenses ..........    $   307,671        $   318,287        $   317,607        $   306,652        $ 1,250,217
Operating earnings .................    $    74,777        $    72,901        $    91,578        $    95,864        $   335,120
Net earnings .......................    $    41,211        $    55,662        $    48,107        $    47,923        $   192,903
Earnings per share--basic ..........    $      0.44        $      0.60        $      0.52        $      0.51        $      2.07
Earnings per share--diluted ........    $      0.44        $      0.59        $      0.51        $      0.51        $      2.05

In 2001, the Company recorded non-recurring charges relating to the shutdown of its Material Logic business unit and other restructuring charges. (See Note 3 to Consolidated Financial Statements.)

NOTE 21--SUBSEQUENT EVENTS

On February 1, 2002, the Company finalized a joint venture agreement with Uni-Select Inc., a Canadian company, which was previously announced on October 1, 2001. The joint venture combined Uni-Select’s Western Division with the automotive aftermarket division of Acklands-Grainger Inc. (AGI), which operates as Bumper to Bumper. AGI is a Canadian subsidiary of the Company. The Company will have a 50% stake in the new entity, which will be managed by Uni-Select. Annual revenues for the new company are expected to be C$120 million. For the year 2002, this combination is expected to reduce sales for AGI by approximately US$30-35 million, but should have no material effect on net earnings.

No gain or loss will be recognized when this transaction is finalized. As of December 31, 2001, and until February 1, 2002, the results of the Company’s automotive aftermarket division are consolidated with AGI. Beginning February 2, 2002, the Company will account for its interest using the equity method.

On February 28, 2002, the Company purchased substantially all of the assets, consisting of 4,801,600 shares of Company common stock and cash, of Mountain Capital Corporation, a Nevada corporation (“MCC”). In exchange, the Company transferred to MCC 4,695,725 shares of Company common stock. The number of shares transferred reflects a 1.5% discount from the number of shares received, and additionally reflects other adjustments designed to reimburse the Company for its transaction expenses and for the Company’s payment of certain indebtedness of MCC. The shares received by MCC from the Company were subsequently distributed to the MCC shareholders pursuant to a plan of complete liquidation of MCC.

The transaction documentation includes:

(i)	a Purchase Agreement containing the terms and conditions of the transaction,
(ii)	an Escrow Agreement providing for the pledge by MCC of 10% of the shares received in the transaction, and the pledge by the MCC shareholders of the escrowed shares, as security for the indemnification obligations and liabilities of MCC and the MCC shareholders, and
(iii)	a Share Transfer Restriction Agreement providing for certain restrictions on the transfer of Company common stock received by or otherwise held by the MCC shareholders and certain other parties to that agreement.

Prior to the transaction, James D. Slavik, a Company director, was the president and a director of MCC. In addition, Mr. Slavik and certain members of his family owned all of the outstanding stock of MCC either directly or indirectly, including through family trusts of which Mr. Slavik served as trustee. Mr. Slavik was not present and did not participate in any of the deliberations of the Board of Directors or its Board Affairs and Nominating Committee relating to the review, consideration or approval of the transaction.

W.W. Grainger, Inc., and Subsidiaries

SCHEDULE II-ALLOWANCE FOR DOUBTFUL ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                              Balance at       Charged to                           Balance
                                                              beginning        costs and                             at end
Year                                                          of period         expenses      Deductions (a)      of period
-----                                                         ----------       ----------     --------------      ---------
                                                                                  (In thousands of dollars)

2001 .................................................        $  23,436        $  21,483        $  14,367        $  30,552

2000 .................................................           18,369           18,076           13,009           23,436

1999 .................................................           15,951           13,585           11,167           18,369

(a) Accounts charged off as uncollectible, less recoveries.

EXHIBIT 11

W.W. Grainger, Inc., and Subsidiaries

COMPUTATIONS OF EARNINGS PER SHARE

                                                                                2001               2000                1999
                                                                           -------------       -------------       -------------
BASIC:

Weighted average number of shares
  outstanding during the year ......................................          93,189,132          93,003,813          92,836,696
                                                                           =============       =============       =============
Net earnings .......................................................       $ 174,530,000       $ 192,903,000       $ 180,731,000
                                                                           =============       =============       =============
Earnings per share .................................................       $        1.87       $        2.07       $        1.95
                                                                           =============       =============       =============
DILUTED:

Weighted average number of shares
  outstanding during the year (basic) ..............................          93,189,132          93,003,813          92,836,696

Potential shares:

  Shares issuable under outstanding options ........................           4,155,999           1,661,573           2,991,418

  Shares which could have been purchased based on
    the average market value for the period ........................          (3,625,281)         (1,267,602)         (2,089,599)
                                                                           -------------       -------------       -------------
                                                                                 530,718             393,971             901,819

Dilutive effect of exercised options prior to being exercised ......              16,696              21,406              18,464
                                                                           -------------       -------------       -------------
Shares for the portion of the period
  that the options were outstanding ................................             547,414             415,377             920,283

Contingently issuable shares .......................................             991,322             804,625             558,500
                                                                           -------------       -------------       -------------
                                                                               1,538,736           1,220,002           1,478,783
                                                                           -------------       -------------       -------------
Adjusted weighted average number of shares
  outstanding during the year ......................................          94,727,868          94,223,815          94,315,479
                                                                           =============       =============       =============
Net earnings .......................................................       $ 174,530,000       $ 192,903,000       $ 180,731,000
                                                                           =============       =============       =============
Earnings per share .................................................       $        1.84       $        2.05       $        1.92
                                                                           =============       =============       =============

EXHIBIT 23

CONSENT OF INDEPENDENT CERTIFIED

PUBLIC ACCOUNTANTS

We hereby consent to the incorporation of our report on page 18 of this Form 10-K by reference in the prospectuses constituting part of the Registration Statements on Form S-8 (Nos. 33-43902, 333-24215, 333-56362 and 333-61980) and on Form S-4 (No. 33-32091) of W.W. Grainger, Inc.

GRANT THORNTON LLP

Chicago, Illinois

March 19, 2002