Form 10-Q
period 2002-03-31
GRAINGER W W INC
filed 2002-05-13
CIK 277135

QuickLinks -- Click here to rapidly navigate through this document

26 Pages Complete

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the period ended March 31, 2002

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

Yes  X    No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 93,635,676 shares of the Company's Common Stock were outstanding as of April 30, 2002.

The Exhibit Index appears on page 22 in the sequential numbering system.

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Earnings at March 31, 2002 and March 31, 2001	3
	Condensed Consolidated Statements of Comprehensive Earnings at March 31, 2002 and March 31, 2001	4
	Condensed Consolidated Balance Sheets at March 31, 2002 and December 31, 2001	5
	Condensed Consolidated Statements of Cash Flows at March 31, 2002 and March 31, 2001	6
	Notes to Consolidated Financial Statements	7-13
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-20
PART II	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 6.	Exhibits and Reports on Form 8-K	22
Signatures		23

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

W.W. Grainger, Inc., and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars except for per share amounts)
(Unaudited)

                                                             Three Months Ended March 31,
                                                          ---------------------------------
                                                              2002                 2001
                                                          ------------         ------------

Net sales ........................................        $  1,125,265         $  1,219,420

Cost of merchandise sold .........................             742,236              824,509
                                                          ------------         ------------

   Gross profit ..................................             383,029              394,911

Warehousing, marketing, and
   administrative expenses .......................             293,069              311,222
                                                          ------------         ------------

   Operating earnings ............................              89,960               83,689

Other income and (expense)
   Interest income ...............................                 979                  545
   Interest expense ..............................              (1,534)              (4,001)
   Equity in loss of unconsolidated entities .....                (720)              (5,801)
   Gain on sale of investment securities .........               7,308                 --
   Unclassified-net ..............................               2,745                  373
                                                          ------------         ------------
                                                                 8,778               (8,884)
                                                          ------------         ------------

Earnings before income taxes .....................              98,738               74,805

Income taxes .....................................              40,280               32,630
                                                          ------------         ------------

   Net earnings ..................................        $     58,458         $     42,175
                                                          ============         ============

Earnings per share:

   Basic .........................................        $       0.63         $       0.45
                                                          ============         ============

   Diluted .......................................        $       0.61         $       0.45
                                                          ============         ============

Weighted average number of shares
   outstanding:

   Basic .........................................          92,618,855           93,026,308
                                                          ============         ============

   Diluted .......................................          95,428,131           94,297,365
                                                          ============         ============

Cash dividends paid per share ....................        $      0.175         $      0.170
                                                          ============         ============

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

                                                             Three Months Ended March 31,
                                                          ---------------------------------
                                                              2002                 2001
                                                          ------------         ------------

Net Earnings .....................................        $     58,458         $     42,175

Other comprehensive earnings (loss), net of tax:
   Foreign currency translation adjustments ......                 157              (13,876)
   Gain (loss) on investment securities:
      Unrealized holding (loss) ..................              (1,860)              (4,376)
      Reclassification adjustments for realized
          gains included in net earnings .........              (4,458)                 --
                                                          ------------         ------------

Comprehensive earnings ...........................        $     52,297         $     23,923
                                                          ============         ============

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

ASSETS                                                              March 31, 2002        Dec. 31, 2001
------------------------------------------------------------        -------------         -------------
CURRENT ASSETS
  Cash and cash equivalents ................................        $     221,590         $     168,846
  Accounts receivable (less allowances of
    $29,793 and $30,552) ...................................              484,085               454,180
  Inventories ..............................................              649,472               634,654
  Prepaid expenses .........................................               41,938                37,477
  Deferred income tax benefits .............................               99,542                97,454
                                                                    -------------         -------------
    Total current assets ...................................            1,496,627             1,392,611

PROPERTY, BUILDINGS, AND EQUIPMENT .........................            1,400,925             1,386,424
  Less accumulated depreciation and amortization ...........              712,965               696,706
                                                                    -------------         -------------

  Property, buildings, and equipment-net ...................              687,960               689,718

DEFERRED INCOME TAXES ......................................                  754                  --

INVESTMENTS IN UNCONSOLIDATED ENTITIES .....................               22,223                 4,776

OTHER ASSETS ...............................................              223,734               244,141
                                                                    -------------         -------------

TOTAL ASSETS ...............................................        $   2,431,298         $   2,331,246
                                                                    =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
  Short-term debt ..........................................        $       3,879         $       4,526
  Current maturities of long-term debt .....................               10,620                12,520
  Trade accounts payable ...................................              342,855               275,893
  Accrued expenses .........................................              211,922               251,760
  Income taxes .............................................               34,705                 9,112
                                                                    -------------         -------------
    Total current liabilities ..............................              603,981               553,811

LONG-TERM DEBT (less current maturities) ...................              117,956               118,219

DEFERRED INCOME TAXES ......................................                 --                   1,239

ACCRUED EMPLOYMENT RELATED BENEFITS COSTS ..................               58,043                54,649

MINORITY INTEREST ..........................................                  138                   139

SHAREHOLDERS' EQUITY
  Cumulative Preferred Stock - $5 par value - authorized,
      12,000,000 shares, issued and outstanding, none ......                 --                    --
  Common Stock - $0.50 par value - authorized, 300,000,000
      shares; issued 108,906,744 shares, 2002
      and 108,473,703 shares, 2001 .........................               54,453                54,237
  Additional contributed capital ...........................              370,664               289,201
  Retained earnings ........................................            1,980,058             1,937,972
  Unearned restricted stock compensation ...................              (21,222)              (17,722)
  Accumulated other comprehensive (loss) ...................              (35,714)              (29,553)
  Treasury stock, at cost - 15,234,937 shares, 2002
      and 15,129,062 shares, 2001 ..........................             (697,059)             (630,946)
                                                                    -------------         -------------

  Total shareholders' equity ...............................            1,651,180             1,603,189
                                                                    -------------         -------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............        $   2,431,298         $   2,331,246
                                                                    =============         =============

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

                                                                       Three Months Ended March 31,
                                                                    -----------------------------------
                                                                         2002                  2001
                                                                    -------------         -------------
Cash flows from operating activities:
  Net earnings .............................................        $      58,458         $      42,175
  Provision for losses on accounts receivable ..............                4,629                 4,590
  Depreciation and amortization:
    Property, buildings, and equipment .....................               19,688                19,577
    Intangibles and goodwill ...............................                  195                 1,361
    Amortization of capitalized software ...................                4,301                 4,534
  (Gain) on sale of investment securities ..................               (7,308)                 --
  Loss on unconsolidated entities ..........................                  720                 5,801
  Change in operating assets and liabilities -
    net of business acquisition and divestiture:
    (Increase) decrease in accounts receivable .............              (38,073)                6,910
    (Increase) decrease in inventories .....................              (25,384)               16,297
    (Increase) in prepaid expenses .........................               (5,456)              (30,024)
    (Increase) decrease in deferred income taxes ...........                  (94)                  444
    Increase in trade accounts payable .....................               67,071                29,518
    (Decrease) in other current liabilities ................              (40,304)              (24,477)
    Increase in current income taxes payable ...............               25,562                15,552
    Increase in accrued employment related
      benefits costs .......................................                1,902                 1,206
  Other - net ..............................................                3,112                   349
                                                                    -------------         -------------

         Net cash provided by operating activities .........               69,019                93,813
                                                                    -------------         -------------

Cash flows from investing activities:
  Additions to property, buildings, and
    equipment - net of dispositions ........................              (18,090)              (15,305)
  Expenditures for capitalized software ....................               (3,623)               (2,364)
  Net cash paid for business acquisition ...................                 --                 (13,250)
  Proceeds from sales of investment securities .............               15,957                  --
  Investments in unconsolidated entities ...................               (3,210)               (3,764)
  Other-net ................................................                1,341                (1,669)
                                                                    -------------         -------------

         Net cash (used in) investing activities ...........               (7,625)              (36,352)
                                                                    -------------         -------------

Cash flows from financing activities:
  Net (decrease) in short-term debt ........................                 (647)              (58,228)
  Long-term debt payments ..................................               (1,900)                  (15)
  Stock incentive plan .....................................               10,541                 1,139
  Proceeds from sale of treasury stock .....................                 --                  24,366
  Purchase of treasury stock ...............................                 --                  (1,072)
  Cash dividends paid ......................................              (16,372)              (16,000)
                                                                    -------------         -------------

         Net cash (used in) financing activities ...........               (8,378)              (49,810)
                                                                    -------------         -------------

Exchange rate effect on cash and cash equivalents ..........                 (272)               (2,061)
                                                                    -------------         -------------

Net increase in cash and cash equivalents ..................               52,744                 5,590

Cash and cash equivalents at beginning of year .............              168,846                63,384
                                                                    -------------         -------------

Cash and cash equivalents at end of period .................        $     221,590         $      68,974
                                                                    =============         =============

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BACKGROUND AND BASIS OF STATEMENT PRESENTATION

W.W. Grainger, Inc., "the Company", is engaged in the distribution of maintenance, repair, and operating (MRO) supplies, services, and related information to businesses and institutions in North America.

The condensed consolidated financial statements of the Company and the related notes are unaudited and should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The unaudited financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the statements contained herein.

2. RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS No. 142.

As a result of adopting SFAS No. 141 and SFAS No. 142, the Company's accounting policies for goodwill and other intangibles changed effective January 1, 2002 as described below:

Goodwill and intangibles with indefinite lives: The Company recognizes the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed as goodwill. Goodwill will be tested for impairment on an annual basis and between annual tests whenever there is an impairment indicated. Impairment losses will be recognized whenever the implied fair value of goodwill is less than its carrying value. Prior to January 1, 2002, goodwill was amortized over periods of up to 40 years. Beginning January 1, 2002, goodwill is no longer amortized.

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other intangibles: The Company recognizes an acquired intangible apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset, or liability. An intangible other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite. Currently, the Company’s other intangibles have a weighted average estimated useful life of 8.8 years and are being amortized. Impairment losses are recognized if the carrying amount of an intangible subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value. Currently, intangible amortization is expected to be approximately $678,000 for 2002 and $644,000 per year for 2003 through 2006.

The Company is in the process of evaluating goodwill and other intangibles for impairment and will complete this effort for the second quarter of 2002. The following is the disclosure of what reported net earnings would have been if SFAS No. 142 had been in effect for all periods presented. Earnings have been restated to exclude amortization expense (including any related tax effects) related to goodwill and intangible assets that are no longer being amortized.

Restatement per SFAS No. 142                                Three Months ended March 31,
----------------------------                                ----------------------------
                                                              (In thousands of dollars
                                                              except per share amounts)

                                                                2002                2001
                                                          -------------        -------------
Net earnings as reported .........................        $      58,458        $      42,175
Amortization, net of tax .........................                 --                    773
                                                          -------------        -------------
Adjusted net earnings ............................        $      58,458        $      42,948
                                                          =============        =============

Basic earnings per share:
As reported ......................................        $        0.63        $        0.45
Change in amortization expense ...................                 --                   0.01
                                                          -------------        -------------
Adjusted basic earnings per share ................        $        0.63        $        0.46
                                                          =============        =============

Diluted earnings per share:
As reported ......................................        $        0.61        $        0.45
Change in amortization expense ...................                 --                   0.01
                                                          -------------        -------------
Adjusted diluted earnings per share ..............        $        0.61        $        0.46
                                                          =============        =============

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of March 31, 2002 and December 31, 2001, the Company's balances of goodwill and other intangibles were as follows (in thousands of dollars):

                                                             March 31,          December 31,
                                                               2002                  2001
                                                          --------------        --------------

Goodwill, gross ..................................        $      177,469        $      177,753
Accumulated amortization .........................                27,157                27,308
                                                          --------------        --------------
Goodwill, net ....................................        $      150,312        $      150,445
                                                          ==============        ==============

Other intangibles with indefinite
     lives, gross ................................        $        1,648        $        1,652
Accumulated amortization .........................                   838                   840
                                                          --------------        --------------
Other intangibles with indefinite
     lives, net ..................................        $          810        $          812
                                                          ==============        ==============

Other amortizable intangibles, gross .............        $       91,970        $       91,970
Accumulated amortization .........................                88,042                87,744
                                                          --------------        --------------
Other amortizable intangibles, net ...............        $        3,928        $        4,226
                                                          ==============        ==============

Goodwill, net by segment
------------------------
Branch-based Distribution ........................        $      125,152        $      125,443
Digital ..........................................                  --                    --
Lab Safety Supply ................................                25,160                25,002
Grainger Integrated Supply .......................                  --                    --
                                                          --------------        --------------
         Total ...................................        $      150,312        $      150,445
                                                          ==============        ==============

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The Company adopted SFAS No. 144 effective January 1, 2002, and the adoption did not have a material effect on its results of operations or financial position.

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3. NONRECURRING CHARGES

On April 23, 2001, the Company announced its plans to shut down the operations of Material Logic and write down its investment in other digital activities. Material Logic was the business unit the Company formed to seek other equity participants in developing several digital operations. As a result of this action, the Company shut down all of Material Logic’s branded e-commerce sites, except FindMRO, which remains an integrated sourcing service for the Company’s customers.

In connection with the closing of Material Logic, the Company took a nonrecurring, pretax charge of $39.1 million (after-tax $23.2 million) in 2001. The Company provided a comprehensive separation package, including outplacement services, to the employees whose jobs were eliminated. As part of the shut down, 166 employees were severed. Severance payments began in July 2001, and will continue until June 2004, when the last severance package expires. Other shut down costs include lease obligations which, if not settled earlier, will continue until 2004.

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

The total effect of these nonrecurring charges amounted to an after-tax cost of $36.6 million, or $0.39 per share.

The following table displays the activity and balance of the Material Logic restructuring reserve as of March 31, 2002:

Restructuring Reserve /                               Original
(Operating expenses):                                 Provision         Deductions        Adjustments        Balance
------------------------------------------           ----------         -----------       -----------       ---------
                                                                       (In thousands of dollars)

Workforce reductions .........................        $  17,200         $ (11,118)        $  (3,056)        $   3,026
Asset and equipment write-offs and disposals .            5,800            (4,277)             (587)              936
Contractual obligations ......................            5,000            (7,482)            2,482              --
Other shut down costs ........................           12,000            (9,378)              231             2,853
                                                      ---------         ---------         ---------         ---------
                                                      $  40,000         $ (32,255)        $    (930)        $   6,815
                                                      =========         =========         =========         =========

Deductions reflect cash payments of $20,259,000 and noncash charges of $11,996,000. The amounts in the adjustments column are reclassifications and reductions to reflect management's current estimate of costs, by expense category.

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4. JOINT VENTURE

On February 1, 2002, a joint venture with Uni-Select Inc., a Canadian company, was finalized, the agreement for which was announced on October 1, 2001. The joint venture combined Uni-Select’s Western Division with the automotive after-market division of Acklands-Grainger Inc. (AGI), which operated as Bumper to Bumper. AGI is a Canadian subsidiary of the Company. AGI’s contribution of net assets was approximately U.S. $15 million. This amount is subject to final adjustment in accordance with the provisions of the contract including the completion of an independent audit. The Company has a 50% stake in the new entity, which is managed by Uni-Select. Annual revenues for the new company are expected to be C$120 million. For the year 2002, this combination is expected to reduce sales for AGI by approximately US$30-35 million, but should have no material effect on net earnings.

No gain or loss was recognized when this transaction was finalized. Until February 1, 2002, the results of the Company’s automotive after-market division were consolidated with AGI. Beginning February 2, 2002, the Company has accounted for its interest using the equity method.

5. RELATED PARTY TRANSACTION

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

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Prior to the transaction, James D. Slavik, a Company director, was the president and a director of MCC. In addition, Mr. Slavik and certain members of his family owned all of the outstanding stock of MCC either directly or indirectly, including through family trusts of which Mr. Slavik served as trustee. Mr. Slavik was not present and did not participate in any of the deliberations of the Board of Directors or any of its committees relating to the review, consideration, or approval of the transaction.

6. DIVIDEND

On April 24, 2002, the Board of Directors declared a quarterly dividend of 18 cents per share, payable June 1, 2002 to shareholders of record on May 6, 2002.

7. SEGMENT INFORMATION (In thousands of dollars)

                                                                 Three Months Ended March 31, 2002
                                            ------------------------------------------------------------------------

                                                                                Lab         Grainger
                                               Branch-based                    Safety      Integrated
                                               Distribution     Digital        Supply        Supply        Total
                                            ----------------  -----------    -----------  ------------  ------------
Total net sales ......................      $       999,311   $     -         $ 72,932     $  57,214    $  1,129,457
Intersegment net sales ...............               (3,851)        -             (341)            -          (4,192)
Net sales to external customers ......              995,460         -           72,591        57,214       1,125,265
Segment operating earnings ...........               89,235         -           12,979         1,567         103,781

                                                                 Three Months Ended March 31, 2001
                                            ------------------------------------------------------------------------

                                                                                Lab         Grainger
                                               Branch-based                    Safety      Integrated
                                               Distribution     Digital        Supply        Supply        Total
                                            ----------------  -----------    -----------  ------------  ------------
Total net sales ......................      $    1,091,693    $   17,303      $ 87,625      $ 42,156    $  1,238,777
Intersegment net sales ...............              (3,486)      (15,548)         (323)            -         (19,357)
Net sales to external customers ......           1,088,207         1,755        87,302        42,156       1,219,420
Segment operating earnings (loss) ....              90,079       (10,157)       16,134           371          96,427

                                                                                 Lab         Grainger
                                               Branch-based                    Safety       Integrated
                                               Distribution      Digital       Supply        Supply         Total
                                            ----------------  -----------    -----------    ----------   ------------
Segment assets
At March 31, 2002 ....................      $      1,864,364  $       -      $ 115,122      $  44,782    $  2,024,268
                                            ================  ===========    =========      =========    ============
At December 31, 2001 .................      $      1,804,216  $       -      $ 114,030      $  27,401    $  1,945,647
                                            ================  ===========    =========      =========    ============

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A reconciliation of segment information to consolidated information is as follows:

                                                                       Three Months Ended March 31,
                                                                    ---------------------------------
Operating Earnings:                                                    2002                  2001
------------------                                                  ------------         ------------

Total operating earnings for reportable segments ...........        $    103,781         $     96,427
Unallocated expenses/intersegment profits ..................             (13,821)             (12,738)
                                                                    ------------         ------------

  Total consolidated operating earnings ....................        $     89,960         $     83,689
                                                                    ============         ============

                                                                       March 31,        December 31,
                                                                         2002               2001
                                                                    ------------        ------------
Assets:
-------
Total assets for reportable segments .......................        $  2,024,268        $  1,945,647
Unallocated assets .........................................             407,030             385,599
                                                                    ------------        ------------
  Total consolidated assets ................................        $  2,431,298        $  2,331,246
                                                                    ============        ============

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2001:

Company Net Sales

The Company’s net sales of $1,125,265,000 in the 2002 first quarter were down 8% compared with sales of $1,219,420,000. Sales performance in the first quarter of 2002 was affected by the continuing weakness in the North American economy along with the impact of one less selling day versus the first quarter of 2001.

There were 63 sales days in the 2002 first quarter versus 64 sales days in the 2001 first quarter. On a daily basis, the Company’s net sales decreased 6%. The full year 2002 will have 255 sales days, the same number of sales days as the year 2001.

Segment Net Sales

The following comments at the segment level include external and intersegment net sales; those comments at the business unit level include external and inter- and intrasegment net sales. For segment information see Note 7 to the Consolidated Financial Statements included in this report.

Branch-based Distribution Businesses

Net sales of $999,311,000 for the first quarter of 2002 decreased 8% when compared with net sales of $1,091,693,000 in the first quarter 2001. The sales decline was primarily attributable to weakness in both the economy and natural resource end markets in Canada, and one less selling day. Average daily sales decreased 7% for the 2002 first quarter compared with the 2001 first quarter.

Daily sales in the United States declined approximately 6% versus 2001 primarily due to the recession. While sales to government accounts increased by 13% on a daily basis, most other customer categories declined. Sales through the grainger.com web site were $95 million, a 26% increase over first quarter 2001 sales of $75 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Daily sales in Canada decreased 13% during the quarter including the effect of unfavorable changes in the Canadian exchange rate. In local currency, this business experienced a sales decrease of 9% on a daily basis due to the weakness in the Canadian economy, especially in the natural resources sector, and the elimination of automotive after-market parts sales. On February 1, 2002, Acklands-Grainger, Inc. (AGI) and Uni-Select, Inc. created a new joint venture by combining AGI’s automotive after-market parts division and Uni-Select’s Western Division into a single company. See Note 4 to the Consolidated Financial Statements for additional information.

The operation in Mexico experienced a 19% decline in daily net sales. This decrease was attributable to continued weakness in the automotive and electronics manufacturing industries, and deterioration in the economy.

Digital Businesses

On April 23, 2001, the Company announced that it would discontinue the operations of Material Logic with the exception of FindMRO. In connection with the closing of Material Logic, the Company took a nonrecurring pre-tax charge of $39.1 million (after-tax $23.2 million) subsequent to first quarter 2001. Beginning with the 2001 third quarter, the Digital segment ceased operations.

Effective June 1, 2001, the results of FindMRO were moved to the Branch-based Distribution Businesses. Consequently, there were no reported sales in the first quarter of 2002 for the Digital Businesses, but $17,303,000 reported in the first quarter of 2001.

Lab Safety Supply

Net sales for Lab Safety Supply were $72,932,000 for the first quarter 2002, a decrease of 17% compared with $87,625,000 for the same period of 2001. Net sales declined in this segment due to its heavy weighting in the industrial sector of the economy, which continues to be a weak market. Net sales are included for The Ben Meadows Co. (Ben Meadows) since its acquisition on February 26, 2001. Ben Meadows is a direct marketer specializing in equipment for the environmental and forestry markets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Grainger Integrated Supply

Net sales for the first quarter of 2002 were $57,214,000, an increase of 36% compared with net sales of $42,156,000 for the first quarter of 2001. Sales growth was primarily related to additional penetration of existing customers by expansion of the number of locations served. Sales for this business unit include product sales and management fees.

Company Net Earnings

The Company’s net earnings of $58,458,000 in the first quarter of 2002 increased 39% compared with $42,175,000 for the comparable 2001 period. This increase in net earnings resulted primarily from stronger operating earnings and higher other income.

Operating earnings increased 7% for the first quarter of 2002 compared with the same 2001 period. The improvement in operating earnings was primarily attributable to the elimination of operating losses of Material Logic of $10,157,000 and improved performance at Grainger Integrated Supply. Partially offsetting these improvements was a 20% decline for Lab Safety Supply and a 1% decline for the Branch-based Distribution Businesses.

Other income was $8,778,000 in 2002 compared with other expense of $8,884,000 in 2001. The increase in other income was primarily attributable to gains on sales of investment securities, increased gains on the sales of fixed assets, lower equity losses in unconsolidated entities, and reduced interest expense.

Segment Operating Earnings

The following comments at the segment level include external and intersegment operating earnings; those comments at the business unit level include external and inter- and intrasegment operating earnings. For segment information see Note 7 to the Consolidated Financial Statements included in this report.

Branch-based Distribution Businesses

Operating earnings of $89,235,000 for the first quarter of 2002 decreased 1%, compared with operating earnings of $90,079,000 in the first quarter of 2001. Operating earnings decreased primarily as a result of weak performance in Canada. Excluding Canada, operating earnings increased 1%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Gross profit margins increased 2.59 percentage points from the comparable 2001 quarter. The improvement in gross profit margins was primarily attributable to selected pricing actions intended to recover freight and supplier cost increases.

Operating expenses were down 1% for the quarter as result of improved productivity, partially offset by start up and incremental costs related to the distribution center project; organizational changes; and increased healthcare-related benefits.

Digital Businesses

On April 23, 2001, the Company announced that it would discontinue the operations of Material Logic with the exception of FindMRO. In connection with the closing of Material Logic, the Company took a nonrecurring pre-tax charge of $39.1 million (after-tax $23.2 million) subsequent to first quarter 2001. Beginning with the 2001 third quarter, the Digital segment ceased operations.

Effective June 1, 2001, the results of FindMRO were moved to the Branch-based Distribution businesses. Consequently, no results are reported for this segment in 2002. In the first quarter of 2001, the Digital Businesses incurred operating losses of $10,157,000.

Lab Safety Supply

Lab Safety Supply had operating earnings of $12,979,000 for the first quarter 2002, a decrease of 20% compared with $16,134,000 for the first quarter of 2001. The operating earnings decline was primarily volume related. Through cost control, operating expenses decreased 9%; however, this business was unable to reduce costs in line with the significant sales decline.

Grainger Integrated Supply

Operating earnings of $1,567,000 for the first quarter of 2002 increased 322% compared with operating earnings of $371,000 in the first quarter of 2001. The improvement in operating earnings was the result of eliminating or restructuring unprofitable contracts throughout 2001 and productivity gains attained by leveraging its existing cost structure.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Other Income or (Expense)

Other income for the first quarter of 2002 was $8,778,000 compared with other expense of $8,884,000 in the first quarter of 2001. The increase in other income was primarily attributable to gains on the sales of investment securities of $7,308,000, decreased net interest costs of $2,901,000, increased gains on the sales of branch facilities of $2,480,000, and reduced equity losses in unconsolidated subsidiaries of $5,081,000. The first quarter of 2001 included equity losses of $4,608,000 from the Works.com joint venture, which was written off in the second quarter of 2001.

Income Taxes

The Company’s effective tax rate was 40.8% for the first quarter of 2002 and 43.6% for the same period in 2001. This rate decrease was primarily due to reduced losses on equity investments in unconsolidated entities, which are recorded net of tax.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2002, working capital increased by $53,846,000. The ratio of current assets to current liabilities was 2.5 at March 31, 2002 and also at December 31, 2001. The Consolidated Statements of Cash Flows, included in this report, detail the sources and uses of cash and cash equivalents.

The Company maintains a debt ratio and liquidity position that provide flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, the Company has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit and otherwise. Total debt as a percent of Shareholders’ Equity was 8% at March 31, 2002 and also at December 31, 2001. For the first three months of 2002, $18,567,000 was expended for property, buildings, and equipment, and $3,623,000 was expended for capitalized software, for a total of $22,190,000.

On February 26, 2001, Lab Safety Supply, Inc., the Company's wholly-owned subsidiary, acquired The Ben Meadows Co., Inc. for approximately $13,250,000.

On March 26, 2001, a group of 83 executives bought $24,366,000 in shares of common stock from the Company. The proceeds were used to repurchase shares on the open market.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Throughout this Form 10-Q are forward-looking statements under the federal securities laws. The forward-looking statements relate to the Company’s expected future financial results and business plans, strategies, and objectives and are not historical facts. They are often identified by qualifiers such as: “will,” “is expected to,” “should,” or similar expressions. There are risks and uncertainties the outcome of which could cause the Company’s results to differ materially from what is projected.

Factors that may affect forward-looking statements include the following: higher product costs or other expenses; a major loss of customers; increased competitive pricing pressure on the Company’s businesses; failure to develop, or implement new technologies or other business strategies; the outcome of pending and future litigation and governmental proceedings; changes in laws and regulations; facilities disruptions or shutdowns, natural and other catastrophes; unanticipated weather conditions; and other difficulties in achieving or improving margins or financial performance.

Trends and projections could also be affected by general industry and market conditions, gross domestic product growth rates, general economic conditions, including interest rate and currency rate fluctuations, global and other conflicts, and other factors.

W.W. Grainger, Inc., and Subsidiaries
PART II - OTHER INFORMATION

Items 1, 2, 3, and 5 not applicable.

Item 4	Submission of Matters to a Vote of Security Holders.
An annual meeting of shareholders of the Company was held on April 24, 2002. At that meeting:
a)	Management's nominees listed in the proxy statement pertaining to the meeting were elected directors for the ensuing year. Of the 75,921,091 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which authority to vote in the election was withheld, were as follows with respect to each of the nominees:

                                                                 Shares as to Which Voting
                 Name            Shares Voted for Election           Authority Withheld
        ---------------------    --------------------------      -------------------------
        B. P. Anderson                     74,907,887                    1,013,204
        W. M. Clark                        75,403,139                      517,952
        W. H. Gantz                        74,906,642                    1,014,449
        D. W. Grainger                     75,379,758                      541,333
        R. L. Keyser                       75,402,887                      518,204
        F. A. Krehbiel                     75,385,609                      535,482
        J. W. McCarter, Jr.                75,407,905                      513,186
        N. S. Novich                       75,404,794                      516,297
        J. D. Slavik                       75,399,623                      521,468
        H. B. Smith                        74,910,558                    1,010,533
        F. L. Turner                       75,402,144                      518,947
        J. S. Webb                         74,912,207                    1,008,884
b)	A proposal to ratify the appointment of Grant Thornton LLP as independent auditors of the Company for the year ended December 31, 2002 was approved. Of the 75,921,091 shares present or represented by proxy at the meeting, 74,320,391 shares were voted for the proposal, 1,050,962 shares were voted against the proposal, and 549,738 shares (including 243,880 shares represented by broker nonvotes) abstained from voting with respect to the proposal.

W.W. Grainger, Inc., and Subsidiaries
PART II - OTHER INFORMATION

			EXHIBIT INDEX
Item 6	Exhibits (numbered in accordance with Item 601 of regulation S-K).
	a) Exhibits
	(10)(a)	Summary Description of 2002 Management Incentive Program	25-26
	(11)	Computations of Earnings per Share	24
	b) Reports on Form 8-K.
		On February 28, 2002, the Company filed a report on Form 8-K reporting under Item 5 thereof the consummation of a transaction between the Company and Mountain Capital Corporation, a Nevada corporation ("MCC"), whereby MCC sold to the Company substantially all of the assets of MCC, consisting of 4,801,600 shares of Company common stock and cash. In exchange, the Company transferred to MCC 4,695,725 shares of Company common stock. The terms and conditions of the transaction are set forth in the Purchase Agreement dated as of February 28, 2002 by and among the Company, MCC and the shareholders of MCC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. Grainger, Inc. (Registrant)
Date: May 13, 2002	By:	/s/ P.O. Loux P.O. Loux, Senior Vice President, Finance and Chief Financial Officer
Date: May 13, 2002	By:	/s/ J.E. Andringa J.E. Andringa, Vice President and Controller

Exhibit 11

W.W. Grainger, Inc., and Subsidiaries
COMPUTATIONS OF EARNINGS PER SHARE

                                                                                   Three Months Ended March 31,
                                                                              -------------------------------------
                                                                                   2002                    2001
                                                                              --------------         --------------
BASIC:

Weighted average number of shares outstanding
   during the year ...................................................            92,618,855             93,026,308
                                                                              ==============         ==============

Net earnings .........................................................        $   58,458,000         $   42,175,000
                                                                              ==============         ==============

Earnings per share ...................................................        $         0.63         $         0.45
                                                                              ==============         ==============

DILUTED:

Weighted average number of shares outstanding
   during the year ...................................................            92,618,855             93,026,308

Potential Shares:

   Shares issuable under outstanding options .........................             7,968,595              1,615,030

   Shares which could have been purchased based
     on the average market value for the period ......................            (6,152,990)            (1,379,518)
                                                                              --------------         --------------

                                                                                   1,815,605                235,512

   Dilutive effect of exercised options prior to being
     exercised .......................................................                77,276                 10,270
                                                                              --------------         --------------

   Shares for the portion of the period that the options
     were outstanding ................................................             1,892,881                245,782

   Contingently issuable shares ......................................               916,395              1,025,275
                                                                              --------------         --------------

                                                                                   2,809,276              1,271,057
                                                                              --------------         --------------

Adjusted weighted average number of shares outstanding
  during the year ....................................................            95,428,131             94,297,365
                                                                              ==============         ==============

Net earnings .........................................................        $   58,458,000         $   42,175,000
                                                                              ==============         ==============

Earnings per share ...................................................        $         0.61         $         0.45
                                                                              ==============         ==============

QuickLinks

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Earnings at March 31, 2002 and March 31, 2001

Condensed Consolidated Statements of Comprehensive Earnings at March 31, 2002 and March 31, 2001

Condensed Consolidated Balance Sheets at March 31, 2002 and December 31, 2001

Condensed Consolidated Statements of Cash Flows at March 31, 2002 and March 31, 2001

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

Signatures