Form 10-Q
period 2002-06-30
GRAINGER W W INC
filed 2002-08-13
CIK 277135

QuickLinks -- Click here to rapidly navigate through this document

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the period ended June 30, 2002

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

Yes  X    No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 93,089,933 shares of the Company's Common Stock were outstanding as of July 31, 2002.

The Exhibit Index appears on page 32 in the sequential numbering system.

TABLE OF CONTENTS

Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Earnings at June 30, 2002 and June 30, 2001	3 - 4
	Condensed Consolidated Statements of Comprehensive Earnings at June 30, 2002 and June 30, 2001	5
	Condensed Consolidated Balance Sheets at June 30, 2002 and December 31, 2001	6 - 7
	Condensed Consolidated Statements of Cash Flows at June 30, 2002 and June 30, 2001	8 - 9
	Notes to Condensed Consolidated Financial Statements	10 - 19
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20 - 31
PART II	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	32
Signatures		33

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

W.W. Grainger, Inc., and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars except for per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales	$ 1,194,792	$ 1,225,040	$ 2,320,057	$ 2,444,460
Cost of merchandise sold	795,230	830,124	1,537,466	1,654,633

Gross profit	399,562	394,916	782,591	789,827
Warehousing, marketing, and
administrative expenses	305,298	301,228	598,367	612,450
Restructuring charges	--	40,000	--	40,000

Operating earnings	94,264	53,688	184,224	137,377
Other income and (expense)
Interest income	917	555	1,896	1,100
Interest expense	(1,407)	(2,967)	(2,941)	(6,968)
Equity in loss of
unconsolidated entities	(541)	(212)	(1,261)	(6,013)
Loss on liquidation of equity
in unconsolidated entity	--	(21,497)	--	(21,497)
Gain on sale of investment
securities	--	--	7,308	--
Unclassified-net	(1,268)	(6,405)	1,477	(6,032)

	(2,299)	(30,526)	6,479	(39,410)

Earnings before income taxes	91,965	23,162	190,703	97,967
Income taxes	37,466	8,342	77,746	40,972

Net earnings before cumulative
effect of accounting change	$ 54,499	$ 14,820	$ 112,957	$ 56,995
Cumulative effect of
accounting change	--	--	(23,921)	--

Net earnings	$ 54,499	$ 14,820	$ 89,036	$ 56,995

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Continued)
(In thousands of dollars except for per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Earnings per share before
cumulative effect of
accounting change:
Basic	$0.59	$0.16	$1.22	$0.61

Diluted	$0.57	$0.15	$1.18	$0.60

Cumulative effect of accounting
change:
Basic	$--	$--	$(0.26)	$--

Diluted	$--	$--	$(0.25)	$--

Earnings per share:
Basic	$0.59	$0.16	$0.96	$0.61

Diluted	$0.57	$0.15	$0.93	$0.60

Weighted average number of shares
outstanding:
Basic	92,751,999	93,757,352	92,685,427	93,391,830

Diluted	95,384,343	95,252,754	95,406,237	94,775,060

Cash dividends paid per share	$0.180	$0.175	$0.355	$0.345

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net earnings	$ 54,499	$14,820	$ 89,036	$ 56,995
Other comprehensive earnings
(loss):
Foreign currency translation
adjustments, net of tax benefit
(expense) related to designated
hedge of $2,291, $1,813,
$2,189 and $(3,200),
respectively	7,380	10,079	7,537	(3,797)
Gain (loss) in investment
securities:
Unrealized holding gain (loss),
net of tax benefit (expense)
of $359, $(3,388), $1,548,
and $(578), respectively	(561)	5,299	(2,421)	923
Reclassification adjustments
for realized gains included in
net earnings, net of tax of
expense of $2,850	--	--	(4,458)	--

Comprehensive earnings	$ 61,318	$30,198	$ 89,694	$ 54,121

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars except for per share amounts)
(Unaudited)

ASSETS	June 30, 2002	Dec. 31, 2001
CURRENT ASSETS
Cash and cash equivalents	$ 199,289	$ 168,846
Accounts receivable (less allowances of
$30,197 and $30,552)	500,725	454,180
Inventories	643,173	634,654
Prepaid expenses	37,289	37,477
Deferred income tax benefits	104,788	97,454

Total current assets	1,485,264	1,392,611
PROPERTY, BUILDINGS, AND EQUIPMENT	1,432,063	1,386,424
Less accumulated depreciation and amortization	731,490	696,706

Property, buildings, and equipment-net	700,573	689,718
DEFERRED INCOME TAXES	16,478	--
INVESTMENTS IN UNCONSOLIDATED ENTITIES	27,669	4,776
GOODWILL AND OTHER INTANGIBLES, NET	122,313	155,483
OTHER ASSETS	62,952	88,658

TOTAL ASSETS	$2,415,249	$2,331,246

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars except for per share amounts)
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY	June 30, 2002	Dec. 31, 2001
CURRENT LIABILITIES
Short-term debt	$ 3,567	$ 4,526
Current maturities of long-term debt	10,620	12,520
Trade accounts payable	306,597	275,893
Accrued expenses	231,467	251,760
Income taxes	18,091	9,112

Total current liabilities	570,342	553,811
LONG-TERM DEBT (less current maturities)	123,830	118,219
DEFERRED INCOME TAXES	--	1,239
ACCRUED EMPLOYMENT RELATED BENEFITS COSTS	61,108	54,649
MINORITY INTEREST	20	139
SHAREHOLDERS' EQUITY
Cumulative Preferred Stock - $5 par value - authorized,
12,000,000 shares, issued and outstanding, none	--	--
Common Stock - $0.50 par value - authorized,
300,000,000 shares; issued 108,875,557 shares, 2002 and
108,473,703 shares, 2001	54,438	54,237
Additional contributed capital	373,833	289,201
Retained earnings	1,993,764	1,937,972
Unearned restricted stock compensation	(19,995)	(17,722)
Accumulated other comprehensive (loss)	(28,895)	(29,553)
Treasury stock, at cost - 15,551,987 shares, 2002 and
15,129,062 shares, 2001	(713,196)	(630,946)

Total shareholders' equity	1,659,949	1,603,189

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 2,415,249	$ 2,331,246

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net earnings	$ 89,036	$ 56,995
Provision for losses on accounts receivable	9,151	10,831
Depreciation and amortization:
Property, buildings, and equipment	38,827	39,712
Intangibles and goodwill	355	2,911
Amortization of capitalized software	8,598	8,635
(Gain) on sales of investment securities	(7,308)	--
Non-cash restructuring charge	--	7,139
Asset write-downs	1,844	6,000
Loss on unconsolidated entities	1,261	23,926
Cumulative effect of accounting change	23,921	--
Change in operating assets and liabilities-
net of business acquisition, divestiture,
and joint venture contributions:
(Increase) in accounts receivable	(56,882)	(8,351)
(Increase) decrease in inventories	(14,905)	40,178
(Increase) in prepaid expenses	(660)	(29,627)
(Increase) in deferred income taxes	(11,098)	(14,592)
Increase in trade accounts payable	29,646	36,320
(Decrease) increase in other current liabilities	(22,697)	18,966
Increase (decrease) in current income taxes payable	8,994	(36,814)
Increase in accrued employment related
benefits costs	4,445	2,678
Other - net	5,926	4,190

Net cash provided by operating activities	$ 108,454	$ 169,097

Cash flows from investing activities:
Additions to property, buildings, and
equipment-net of dispositions	$ (49,351)	$ (36,827)
Expenditures for capitalized software	(4,368)	(4,061)
Proceeds from sales of investment securities	15,957	--
Net cash paid for business acquisition	--	(14,407)
Investments in unconsolidated entities	(3,211)	(4,547)
Other-net	702	429

Net cash (used in) investing activities	$ (40,271)	$ (59,413)

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands of dollars)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from financing activities:
Net (decrease) in short-term debt	$ (2,230)	$ (76,990)
Long-term debt payments	(1,900)	(15)
Stock incentive plan	13,221	4,327
Proceeds from sale of treasury stock	--	24,366
Purchase of treasury stock-net	(16,125)	(25,634)
Cash dividends paid	(33,244)	(32,573)

Net cash (used in) financing activities	$ (40,278)	$ (106,519)

Exchange rate effect on cash and cash equivalents	2,538	(268)

Net increase in cash and cash equivalents	30,443	2,897
Cash and cash equivalents at beginning of year	168,846	63,384

Cash and cash equivalents at end of period	$ 199,289	$ 66,281

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

2. RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142.

As a result of adopting SFAS No. 141 and SFAS No. 142, the Company's accounting policies for goodwill and other intangibles changed effective January 1, 2002 as described below:

Intangibles subject to amortization: The Company recognizes an acquired intangible apart from goodwill whenever the intangible arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset, or liability. Such intangible is amortized over its estimated useful life. Impairment losses are recognized if the carrying amount of an intangible subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value. Intangible amortization is expected to be $0.7 million for 2002 and $0.6 million per year for 2003 through 2006.

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Goodwill and intangibles with indefinite lives: The Company recognizes as goodwill the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. Prior to January 1, 2002, goodwill was amortized over periods of up to 40 years. Beginning January 1, 2002, goodwill is no longer amortized. Goodwill will be tested for impairment on an annual basis and between annual tests whenever there is an impairment indicated. Impairment losses will be recognized whenever the implied fair value of goodwill is less than its carrying value. Beginning January 1, 2002, intangibles with indefinite lives are no longer amortized. They are tested for impairment by comparing their carrying value to fair value annually or whenever there is an impairment indicated. Impairment losses will be recognized whenever the fair value is less than the carrying value.

In the second quarter of 2002, the Company completed the process of evaluating goodwill for impairment under SFAS No. 142. Fair values of reporting units were estimated using a present value method that discounted future cash flows. When available and as appropriate, comparative market multiples were used to corroborate results of the discounted cash flows. As a result of application of the new impairment methodology introduced by SFAS No. 142, the Company recorded a non-cash charge to earnings of $32.3 million ($23.9 million after-tax, or $0.25 per diluted share) related to the write-down of goodwill of its Canadian subsidiary, Acklands-Grainger Inc. (AGI). Previous accounting rules incorporated a comparison of book value to undiscounted cash flows, whereas new rules require a comparison of book value to discounted cash flows, which are lower. Reported net earnings would have been as set forth below if SFAS No. 142 had been in effect for all periods presented. Earnings have been restated to exclude amortization expense (including any related tax effects) related to goodwill and intangible assets that are no longer being amortized. There were no material adjustments relating to the classification of the Company’s intangible assets or amortization periods.

Restatement per SFAS No. 142
----------------------------

                              Three Months Ended           Six Months Ended
                                     June 30,                   June 30,
                           -------------------------  ------------------------
                             (In thousands of dollars except per share amounts)

                              2002          2001         2002          2001
                           ----------    ----------   ----------    ----------
Net earnings as reported   $   54,499    $   14,820   $   89,036    $   56,995
Amortization, net of tax           --           826           --         1,599
                           ----------    ----------   ----------    ----------

    Adjusted net earnings  $   54,499    $   15,646   $   89,036    $   58,594
                           ==========    ==========   ==========    ==========

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

                                                Three Months Ended         Six Months Ended
                                                    June 30,                    June 30,
                                            ------------------------    ------------------------
                                             (In thousands of dollars except per share amounts)

                                                2002         2001          2002          2001
                                            ----------    ---------     ----------    ----------
Basic earnings per share:
-------------------------
As reported ............................    $     0.59    $     0.16    $     0.96    $     0.61
Change in amortization expense .........            --          0.01            --          0.02
                                            ----------    ----------    ----------    ----------
    Adjusted basic earnings per share ..    $     0.59    $     0.17    $     0.96    $     0.63
                                            ==========    ==========    ==========    ==========

Diluted earnings per share:
--------------------------
As reported ............................    $     0.57    $     0.15    $     0.93    $     0.60
Change in amortization expense .........            --          0.01            --          0.02
                                            ----------    ----------    ----------    ----------
    Adjusted diluted earnings per share     $     0.57    $     0.16    $     0.93    $     0.62
                                            ==========    ==========    ==========    ==========

The change in the carrying amount of goodwill by segment from December 31, 2001 to June 30, 2002 is as follows:

Goodwill, net by Segment

                                                            Transfer
                                           Transition       to Joint
                              Balance      Impairment       Venture       Translation    Balance
                            Dec. 31, 2001  (Jan. 1, 2002) (Feb. 1, 2002)  and other    June 30, 2002
                            -------------  -------------- --------------  -----------  -------------
                                                 (In thousands of dollars)
Branch-based
 Distribution ..........     $ 125,443      $ (32,265)      $  (5,063)     $   4,475    $  92,590
Digital ................            --             --              --             --           --
Lab Safety Supply ......        25,002             --              --            103       25,105
Grainger Integrated
 Supply ................            --             --              --             --           --
                             ---------      ---------       ---------      ---------    ---------

Total ..................     $ 150,445      $ (32,265)      $  (5,063)     $   4,578    $ 117,695
                             =========      =========       =========      =========    =========

As of June 30, 2002 and December 31, 2001, the Company's balances of other intangibles were as follows:

                                             June 30,        December 31,
Other Intangibles                             2002              2001
-----------------                         -------------     -------------
                                              (In thousands of dollars)

Other amortizable intangibles, gross        $   91,970        $   91,970
Accumulated amortization ...........            88,204            87,744
                                            ----------        ----------
Other amortizable intangibles, net .        $    3,766        $    4,226
                                            ==========        ==========
Other intangibles with indefinite
     lives, net ....................        $      852        $      812
                                            ==========        ==========

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The Company adopted SFAS No. 144 effective January 1, 2002. This adoption did not have a material effect on its results of operations or financial position.

3. NONRECURRING CHARGES

On April 23, 2001, the Company announced plans to shut down the operations of Material Logic, with the exception of FindMRO, and write down its investment in other digital activities. The Company launched Material Logic in January 2001 as a utility for large customers to facilitate the purchase of MRO products over the Internet. Material Logic would have allowed large customers to access a single, networked catalog containing easily searchable and detailed product information, pre-negotiated prices, and availability information for indirect materials from major distributors. In order for Material Logic to grow, it needed broad industry support and funding from other equity participants. The Company closed Material Logic in April because economic and market conditions made it difficult to find funding partners and the market developed slower than anticipated. The Company shut down all of Material Logic’s branded e-commerce sites, except FindMRO, which remains an integrated sourcing service for the Company’s customers. Effective June 1, 2001, the results for FindMRO were added to the Branch-based Distribution Businesses segment.

In connection with the shut down of Material Logic operations, the Company took a nonrecurring, pretax charge against operating earnings of $40.0 million (after-tax $23.8 million) in the second quarter of 2001. The Company provided a comprehensive separation package, including outplacement services, to the employees whose jobs were eliminated. As part of the shut down, 166 employees were severed. Severance payments began in July 2001 and will continue until June 2004, when the last severance package expires. Other shut down costs include lease obligations which, if not settled earlier, will continue until 2004.

In addition, as part of other income and expense, the Company wrote down its investment in other digital enterprises and took a pretax charge of $26.5 million (after-tax $14.2 million) in the second quarter of 2001. This included a $21.5 million pre-tax loss on the divestiture of the Company’s 40% investment in Works.com, Inc., which was recorded as Loss on liquidation of equity in unconsolidated entity. The Company acquired its ownership in Works.com, Inc., an unrelated third party, on August 1, 2000, when the Company’s OrderZone.com business unit was combined with Works.com. Also included was a $5.0 million write-down of investments in certain closely held companies, which was recorded in Unclassified-net.

The total effect of these nonrecurring charges amounted to an after-tax cost of $38.0 million, or $0.40 per share, in the second quarter of 2001.

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table displays the activity and balance of the Material Logic restructuring reserve from December 31, 2001, through
June 30, 2002:

                                         Balance                              Balance
Restructuring Reserve/                   Dec. 31,                             June 30,
Operating expenses):                      2001      Deductions    Adjustments   2002
-----------------------------------     --------    ----------    ----------- --------
                                                   (In thousands of dollars)

Workforce reductions ..............     $  4,880     $ (1,720)    $   (623)   $  2,537
Asset and equipment write-offs
 and disposals ....................
                                             936         (936)          --          --
Other shut down costs .............        3,661       (1,748)         623       2,536
                                        --------     --------     --------    --------
                                        $  9,477     $ (4,404)    $     --    $  5,073
                                        ========     ========     ========    ========

Deductions reflect cash payments of $3.5 million and noncash charges of $0.9 million. The amounts in the adjustments column are reclassifications and reductions to reflect management's current estimate of costs, by expense category.

4. JOINT VENTURE

On February 1, 2002, a joint venture, USI–AGI Prairies Inc., with Uni-Select Inc., a Canadian company, was finalized. The joint venture, the agreement for which was announced on October 1, 2001, combined Uni-Select’s Western Division with the automotive after-market parts division of AGI, which operated as Bumper to Bumper. AGI is a Canadian subsidiary of the Company. AGI’s contribution of net assets was approximately U.S. $15 million. Additionally, AGI’s carrying value of its investment in this joint venture includes U.S. $5.1 million of allocated goodwill. The Company has a 50% stake in the new entity, which is managed by Uni-Select. Net sales for the automotive after-market parts division of AGI were approximately U.S. $33 million in 2001. Creation of this joint venture should have no material effect on 2002 net earnings.

No gain or loss was recognized when this transaction was finalized. Until February 1, 2002, the results of the automotive after-market parts division were consolidated with the Company. Beginning February 2, 2002, the Company accounted for its joint venture investment using the equity method.

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5. RELATED PARTY TRANSACTION

On February 28, 2002, the Company purchased substantially all of the assets, consisting of 4,801,600 shares of Company common stock and cash, of Mountain Capital Corporation, a Nevada corporation (“MCC”). In exchange, the Company transferred to MCC 4,695,725 shares of Company common stock. The number of shares transferred reflects a 1.5% discount (72,024 shares) from the number of shares received, and additionally reflects other adjustments designed to reimburse the Company for its direct transaction expenses of $0.6 million (10,549 shares) and for the Company’s payment of indebtedness of MCC of $1.3 million (23,302 shares).   The effect on the Company of this transaction was to increase the number of shares held as Treasury stock, thereby reducing the number of shares outstanding by 105,875 shares. The shares received by MCC from the Company were subsequently distributed to the MCC shareholders pursuant to a plan of complete liquidation of MCC.

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

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6. EXECUTIVE STOCK PURCHASE PROGRAM

On March 26, 2001, a group of 83 executive officers and other key managers bought 787,020 treasury shares from the Company at the then-current market price of the shares. Cash proceeds from the sale, which amounted to $24,366,000, were used by the Company to repurchase shares of the Company’s stock on the open market. Most employees financed their purchases through loans arranged with a local bank. The principal of each loan is payable by the employee on April 16, 2003, or earlier, upon termination of employment, sale by the borrower of shares under the program, or the occurrence of certain financial or other events affecting the employee or the Company. Among the financial and other events affecting the Company (triggering events) are a default on certain other indebtedness, a change in control, and a merger or sale of substantially all of the Company’s assets. The Company entered into a Note Purchase Agreement with the bank, agreeing to purchase the loan of any employee as a result of the employee’s failure to repay the loan when due or the occurrence of a triggering event. Should the Company be obliged to purchase any loan under the Note Purchase Agreement, the employee would be liable to the Company for the outstanding principal and accrued interest in accordance with the note’s terms. The Company has not recognized a liability for any potential defaults associated with this contingent credit risk under the program as of June 30, 2002. Nor has the Company been called upon to purchase any loan or make any payments as a result of any employee default or triggering event. As of June 30, 2002, 72 employees had loans outstanding to the bank aggregating $22.5 million, the largest of which was $4.4 million.

7. DIVIDEND

On July 31, 2002, the Board of Directors declared a quarterly dividend of 18 cents per share, payable September 1, 2002 to shareholders of record on August 12, 2002.

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8. SEGMENT INFORMATION

After the shut down of Material Logic operations in the second quarter of 2001, FindMRO was included, on a prospective basis only, in the Branch-based Distribution segment. Separate books and records for FindMRO were not maintained. Thus, to extract the operating results of FindMRO for restatement purposes was impracticable.

                                                    Three Months Ended June 30, 2002
                                ----------------------------------------------------------------
                                                     (In thousands of dollars)

                                                             Lab        Grainger
                               Branch-based                  Safety     Integrated
                               Distribution   Digital        Supply     Supply          Total
                               -----------   ----------   -----------   -----------  -----------
Total net sales .............  $ 1,066,554   $      --    $    73,959   $    58,691  $ 1,199,204
Intersegment net
 sales ......................       (4,076)         --           (336)           --       (4,412)
                               -----------   ----------   -----------   -----------  -----------
Net sales to external
 customers ..................  $ 1,062,478   $      --    $    73,623   $    58,691  $ 1,194,792
Segment operating
 earnings ...................  $    97,717   $      --    $    12,170   $     1,333  $   111,220

                                                     Three Months Ended June 30, 2001
                                ----------------------------------------------------------------
                                                      (In thousands of dollars)

                                                             Lab        Grainger
                               Branch-based                  Safety     Integrated
                               Distribution   Digital        Supply     Supply          Total
                               -----------   ----------   -----------   -----------  -----------
Total net sales .............  $ 1,099,083   $   12,676   $    83,513   $    46,171  $ 1,241,443
Intersegment net
 sales ......................       (3,510)     (12,591)         (302)           --      (16,403)
                               -----------   ----------   -----------   -----------  -----------
Net sales to external
 customers ..................  $ 1,095,573   $       85   $    83,211   $    46,171  $ 1,225,040
Segment operating
 earnings (loss) ............  $    93,856   $  (40,000)  $    12,577   $       470  $    66,903

                                                   Six Months Ended June 30, 2002
                                ----------------------------------------------------------------
                                                   (In thousands of dollars)

                                                             Lab        Grainger
                               Branch-based                  Safety     Integrated
                               Distribution   Digital        Supply     Supply          Total
                               -----------   ----------   -----------   -----------  -----------
Total net sales .............  $ 2,065,865   $      --    $    146,891  $   115,905  $ 2,328,661
Intersegment net
 sales ......................       (7,927)         --            (677)          --       (8,604)
                               -----------   ----------   -----------   -----------  -----------
Net sales to external
 customers ..................  $ 2,057,938   $      --    $    146,214  $   115,905  $ 2,320,057
Segment operating
 earnings ...................  $   186,952   $      --    $     25,149  $     2,900  $   215,001

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

                                                   Six Months Ended June 30, 2001
                               ----------------------------------------------------------------
                                                      (In thousands of dollars)

                                                            Lab        Grainger
                              Branch-based                  Safety     Integrated
                              Distribution   Digital        Supply     Supply          Total
                              -----------   ----------   -----------   -----------  -----------
Total net sales ............  $ 2,190,776   $  29,979    $   171,138   $    88,327  $ 2,480,220
Intersegment net
 sales .....................       (6,996)    (28,139)          (625)           --      (35,760)
                              -----------   ----------   -----------   -----------  -----------
Net sales to external
 customers .................  $ 2,183,780   $   1,840    $   170,513   $    88,327  $ 2,444,460
Segment operating
 earnings (loss) ...........  $   183,935   $ (50,157)   $    28,711   $       841  $   163,330

                                                            Lab        Grainger
                                Branch-based                Safety     Integrated
Segment assets:                 Distribution    Digital     Supply     Supply         Total
---------------                --------------  ---------- -----------  -----------  -----------
                                                   (In thousands of dollars)

At June 30, 2002 ...........   $   1,867,001  $      --   $   105,102  $    35,105  $ 2,007,208
                               =============  ==========  ===========  ===========  ===========
At December 31, 2001 .......   $   1,804,216  $      --   $   114,030  $    27,401  $ 1,945,647
                               =============  ==========  ===========  ===========  ===========

A reconciliation of segment information to consolidated information is as follows:

                                          Three Months Ended           Six Months Ended
                                               June 30,                   June 30,
                                    ---------------------------  --------------------------
                                         2002         2001            2002          2001
                                    ------------   -----------   -------------  -----------
Operating Earnings:                                (In thousands of dollars)
-------------------
Total operating earnings for
   reportable segments ..........   $   111,220    $    66,903     $   215,001  $    163,330
Unallocated expenses ............       (16,948)       (13,215)        (30,763)      (25,953)
Elimination of intersegment
   profits ......................            (8)            --             (14)           --
                                    -----------    -----------     -----------  ------------
Total consolidated operating
   earnings .....................   $    94,264    $    53,688     $   184,224  $    137,377
                                    ===========    ===========     ===========  ============

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

                                                 June 30,           December 31,
                                                   2002               2001
                                                -----------        -----------
Assets:
-------
Total assets for reportable segments ...        $ 2,007,208        $ 1,945,647
Unallocated assets .....................            408,041            385,599
                                                -----------        -----------
  Total consolidated assets ............        $ 2,415,249        $ 2,331,246
                                                ===========        ===========

Unallocated expenses primarily consist of expenses for the Company headquarter’s-related support services, which are not part of any business segment. Expenses include payroll and benefits, depreciation, and other costs associated with these headquarter’s-related support services. Unallocated assets include non-operating cash and cash equivalents, prepaid expenses, and property, buildings and equipment, net.

Item 2.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2001:

Company Net Sales

The Company’s net sales of $1,194.8 million in the 2002 second quarter were down 2% compared with sales of $1,225.0 million for the comparable 2001 period. Sales performance in the second quarter of 2002 was affected by the continuing general weakness in the North American economy.

There were 64 sales days in both the 2002 and 2001 second quarters. The full year 2002 will have 255 sales days, the same number of sales days as the full year 2001.

Segment Net Sales

The following comments at the segment level refer to external and intersegment net sales; those comments at the business unit level include external and inter- and intrasegment net sales. For segment information, see Note 8 to the Condensed Consolidated Financial Statements included in this report.

Branch-based Distribution Businesses

Net sales of $1,066.6 million for the second quarter of 2002 decreased 3% as compared to net sales of $1,099.1 million in the second quarter of 2001.

Sales in the United States declined approximately 2% versus 2001, primarily due to the economy. While sales to government accounts increased by 15%, other customer segments declined.

Sales processed through the grainger.com website were $106 million, a 25% increase over second quarter 2001 sales of $85 million.

Sales in Canada decreased 13% during the second quarter of 2002 due to the weakness in the natural resources sector, and reduced sales related to the elimination of automotive after-market parts sales. On February 1, 2002, Acklands-Grainger, Inc. (AGI) and Uni-Select, Inc. combined AGI’s after-market parts division and Uni-Select’s Western Division into a single company, USI–AGI Prairies Inc. Excluding the impact of the formation of the joint venture, sales were down 5% for the quarter. See Note 4 to the Condensed Consolidated Financial Statements for additional information.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

The operation in Mexico experienced a 3% decline in sales. This decrease was attributable to continued weakness in the automotive and electronics manufacturing industries and deterioration in the economy.

Digital Businesses

On April 23, 2001, the Company announced plans to shut down the operations of Material Logic, with the exception of FindMRO. The Company launched Material Logic in January 2001 as a utility for large customers to facilitate the purchase of MRO products over the Internet. Material Logic would have allowed large customers to access a single, networked catalog containing easily searchable and detailed product information, pre-negotiated prices, and availability information for indirect materials from major distributors. In order for Material Logic to grow, it needed broad industry support and funding from other equity participants. The Company closed Material Logic in April 2001 because economic and market conditions made it difficult to find funding partners and the market developed slower than anticipated. In connection with the shut down of Material Logic operations, the Company took a pre-tax nonrecurring charge against operating earnings of $40.0 million (after-tax of $23.8 million) in the second quarter of 2001. FindMRO was then established as an operating unit separate from Material Logic. Beginning with the 2001 third quarter, the Digital segment ceased operations.

Effective June 1, 2001, the results of FindMRO (on a prospective basis only) were moved to the Branch-based Distribution Businesses segment. Consequently, there were no reported sales in the second quarter of 2002, but $12.7 million for the same period in 2001. The Company has not restated prior period segment information for this transfer, since restatement is impracticable.

Lab Safety Supply

Second quarter 2002 net sales for Lab Safety Supply were $74.0 million, a decrease of 11% when compared with $83.5 million for the same period in 2001. Net sales declined in this segment due to its heavy customer weighting in the manufacturing sector of the economy, which continues to be a weak market.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Grainger Integrated Supply

Net sales for the second quarter of 2002 were $58.7 million, an increase of 27% when compared with $46.2 million for the same period in 2001. Sales growth was primarily related to additional penetration of existing customers by expansion of the number of their locations served. Sales for this business unit include product sales and management fees.

Company Net Earnings

The Company’s net earnings of $54.5 million in the second quarter of 2002 increased 268% compared with $14.8 million for the comparable 2001 period. The second quarter of 2001 included previously announced, nonrecurring, after-tax charges of $38.0 million, or $0.40 per share. Excluding these nonrecurring items from the 2001 second quarter, net earnings increased 3% to $54.5 million from $52.8 million and earnings per share increased 4% to $0.57 from $0.55. The increase in net earnings (excluding nonrecurring items) resulted primarily from stronger operating earnings and lower other expenses.

Operating earnings increased 76% for the second quarter of 2002 compared with the same 2001 period. The improvement in operating earnings was primarily attributable to the elimination of losses for Material Logic of $40.0 million and improved performance at the Branch-based Distribution Businesses and Grainger Integrated Supply. Partially offsetting these improvements were severance and other costs of $5.8 million ($3.4 million after-tax) in the second quarter of 2002 related to a consolidation of facilities and to workforce reductions at the Company’s headquarters and at Lab Safety Supply.

Other expense was $2.3 million in the second quarter of 2002 compared with other expense of $30.5 million in the second quarter of 2001. The second quarter of 2001 included a $26.5 million loss related to the write-down of investments in other digital enterprises. The remaining difference is due to lower interest expense.

Segment Operating Earnings

The following comments at the segment level include external and intersegment operating earnings; those comments at the business unit level include external and inter- and intrasegment operating earnings. For segment information, see Note 8 to the Condensed Consolidated Financial Statements included in this report.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Branch-based Distribution Businesses

Operating earnings of $97.7 million for the second quarter increased 4% compared with operating earnings of $93.9 million in the second quarter of 2001. Improved operating performance in the U.S. and Mexico was partially offset by weak performance in Canada. Excluding Canada, operating earnings increased 7%.

Gross profit margins increased 1.8 percentage points from the comparable 2001 quarter. The improvement in gross profit margins was primarily attributable to selected pricing actions intended to cover freight and supplier cost increases, and favorable product mix. Partially offsetting this improvement was an unfavorable change in selling price category mix.

Operating expenses were up 2% for the quarter, primarily the result of increases in payroll and benefits costs including the following: start up and incremental costs related to the expansion and renovation of the U.S. distribution centers; severance; and increased healthcare-related benefits.

Digital Businesses

On April 23, 2001, the Company announced plans to shut down the operations of Material Logic with the exception of FindMRO. In connection with the shut down, the Company took a nonrecurring pre-tax charge of $40.0 million in the second quarter of 2001. Beginning with the 2001 third quarter, the Digital Businesses segment ceased operations.

Effective June 1, 2001, the results of FindMRO were moved to the Branch-based Distribution Businesses. Consequently, no results are reported for this segment in 2002.

Lab Safety Supply

Lab Safety Supply had operating earnings of $12.2 million for the second quarter of 2002, a decrease of 3% compared with operating earnings of $12.6 million for the second quarter of 2001. The operating earnings decline was primarily volume related. In spite of an 11% decline in net sales, Lab Safety was able to offset most of this decline through improved gross margins and cost control. Included in operating expenses was $0.8 million of severance costs. Excluding this severance provision, operating earnings increased 3% for the quarter.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Grainger Integrated Supply

Grainger Integrated Supply had operating earnings of $1.3 million in the second quarter of 2002 compared with operating earnings of $0.5 million in the comparable period of 2001. The significant improvement in operating earnings was the result of eliminating or restructuring unprofitable contracts throughout 2001 and productivity gains attained by leveraging the existing cost structure.

Other Income and Expense

Other expense was $2.3 million in the second quarter of 2002 compared with other expense of $30.5 million in the second quarter of 2001. The second quarter of 2001 included a $26.5 million loss related to the write-down of investments in other digital enterprises. The remaining difference is due to lower interest expense.

Income Taxes

The Company’s effective income tax rate was 40.7% for the second quarter of 2002 and 36.0% for the same period in 2001. The lower rate in 2001 was primarily due to write-off of investments in unconsolidated entities, which resulted in tax benefits disproportionate to the loss incurred.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE SIX MONTHS ENDED
JUNE 30, 2001:

Company Net Sales

The Company’s net sales of $2,320.1 million in the first half of 2002 were down 5% compared with sales of $2,444.5 million for the comparable 2001 period. Sales performance in the first half of 2002 was affected by the continuing general weakness in the North American economy.

There were 127 sales days in the 2002 first half and 128 sales days in the first half of 2001. The full year 2002 will have 255 sales days, the same number of sales days as the full year 2001.

Segment Net Sales

The following comments at the segment level include external and intersegment net sales; those comments at the business unit level include external and inter- and intrasegment net sales. For segment information see Note 8 to the Condensed Consolidated Financial Statements included in this report.

Branch-based Distribution Businesses

Net sales of $2,065.9 million for the first six months of 2002 decreased 6% when compared with net sales of $2,190.8 million in the first six months of 2001. The sales decline was primarily attributable to weakness in both the North American economy and natural resources sector in Canada, and one less selling day. Average daily sales decreased 5% for the first six months of 2002 compared with the same period in 2001.

Daily sales in the United States declined approximately 4% primarily due to a slowdown in the U.S. economy. While sales to government accounts increased, most other customer categories declined.

Sales through the grainger.com website were $201 million, a 25% increase over the first six months of 2001 sales of $160 million.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Daily sales in Canada decreased 14% during the first half of 2002 due to the weakness in the Canadian economy, especially in the natural resources sector, and the elimination of automotive after-market parts sales. On February 1, 2002, Acklands-Grainger, Inc. (AGI) and Uni-Select, Inc. created a new joint venture by combining AGI’s automotive after-market parts division and Uni-Select’s Western Division into a single company. Excluding the impact of the formation of the joint venture, daily sales were down 7% for the first half. See Note 4 to the Condensed Consolidated Financial Statements for additional information.

The operation in Mexico experienced an 11% decline in daily net sales. This decrease was attributable to weakness in the automotive and electronics manufacturing industries, and deterioration in the economy.

Digital Businesses

On April 23, 2001, the Company announced plans to shut down the operations of Material Logic with the exception of FindMRO. In connection with the shut down, the Company took a pre-tax, nonrecurring charge of $40.0 million (after-tax of $23.8 million) in the first half of 2001. Beginning with the 2001 third quarter, the Digital segment ceased operations.

Effective June 1, 2001, the results of FindMRO were added to the Branch-based Distribution Businesses. Consequently, there were no reported sales in the first half of 2002 for the Digital Businesses, but $30.0 million reported for the same period in 2001.

Lab Safety Supply

First half 2002 net sales for Lab Safety Supply were $146.9 million, a decrease of 14% compared with $171.1 million for the same period in 2001. Net sales declined in this segment due to its heavy customer weighting in the industrial sector of the economy, which continues to be a weak market. Net sales are included for The Ben Meadows Co. (Ben Meadows) since its acquisition on February 26, 2001. Ben Meadows is a direct marketer specializing in equipment for the environmental and forestry management markets.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Grainger Integrated Supply

Net sales for the first half of 2002 were $115.9 million, an increase of 31% compared with $88.3 million for the same period in 2001. Sales growth was primarily related to additional penetration of existing customers by expansion of the number of their locations served. Sales for this business unit include product sales and management fees.

Company Net Earnings

The Company’s net earnings of $89.0 million in the first half of 2002 increased 56% compared with the net earnings of $57.0 million for the comparable 2001 period. The first half of 2002 included the cumulative effect of an accounting change as the result of the required assessment of the impact of SFAS No. 142, “Goodwill and Other Intangible Assets”. The transitional impairment charge resulted from application of the new impairment methodology introduced by SFAS No. 142. Previous accounting rules incorporated a comparison of book value to undiscounted cash flows, whereas new rules require a comparison of book value to discounted cash flows, which are lower. The Company recorded a non-cash, after-tax charge to earnings of $23.9 million ($0.25 per diluted share), related to the write-down of goodwill for its Canadian subsidiary, Acklands-Grainger Inc. This amount was recorded as a cumulative effect of an accounting change effective January 1, 2002. For 2001, the first half included the previously announced nonrecurring, after-tax charges of $38.0 million, or $0.40 per diluted share. The first half of 2002 included an after-tax gain related to investment security sales of $4.5 million, or $0.04 per diluted share. Excluding these nonrecurring items from both periods, net earnings before the cumulative effect of an accounting change, increased 14% to $108.5 million from $95.0 million; and earnings per diluted share, before the cumulative effect of an accounting change, increased 14% to $1.14 from $1.00. The increase in net earnings before cumulative effect of accounting change (excluding nonrecurring items) resulted primarily from stronger operating earnings and higher other income.

Operating earnings increased 34% for the first half of 2002 compared with the same 2001 period. The improvement in operating earnings was primarily attributable to the elimination of losses of Material Logic of $50.2 million, and improved performance at the Branch-based Distribution Businesses and at Grainger Integrated Supply. Partially offsetting these improvements was a 12% decline for Lab Safety Supply and higher unallocated corporate expenses. The Company recorded severance and other costs of $5.8 million ($3.4 million after-tax) in the second quarter of 2002 related to a consolidation of facilities and to workforce reductions at the Company’s headquarters and at Lab Safety Supply.

Other income was $6.5 million in 2002 compared with other expense of $39.4 million in 2001. The results for the first half of 2002 included a gain on the sale of investment securities of $7.3 million, net interest expense of $1.0 million, equity in loss of unconsolidated entities of $1.3 million, and unclassified-net income of $1.5 million. The results for the first half of 2001 included a $21.5 million loss on liquidation of equity in unconsolidated entity, a $5.0 million loss related to the write-down of investments in other digital enterprises (included in unclassified-net), net interest expense of $5.9 million, equity in loss of unconsolidated entities of $6.0 million, and other net expense items of $1.0 million.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Segment Operating Earnings

The following comments at the segment level include external and intersegment operating earnings; those comments at the business unit level include external and inter- and intrasegment operating earnings. For segment information see Note 8 to the Condensed Consolidated Financial Statements included in this report.

Branch-based Distribution Businesses

Operating earnings of $187.0 million for the first half of 2002 increased 2% compared with operating earnings of $183.9 million in the first half of 2001. Operating earnings were impacted by weak performance in Canada. Excluding Canada, operating earnings increased 4%.

Gross profit margins increased 2.2 percentage points from the comparable 2001 period. The improvement in gross profit margins was primarily attributable to selected pricing actions intended to cover freight and supplier cost increases.

Operating expenses were up 1% for the first half as a result of start up and incremental costs related to the expansion and renovation of the U.S. distribution centers; severance; and increased healthcare-related benefits.

Digital Businesses

On April 23, 2001, the Company announced plans to shut down the operations of Material Logic with the exception of FindMRO. In connection with the shut down of Material Logic, the Company took a nonrecurring, pre-tax charge of $40.0 million ($23.8 million after-tax) in the first half of 2001. Beginning with the 2001 third quarter, the Digital Businesses segment ceased operations.

Effective June 1, 2001, the results of FindMRO were added to the Branch-based Distribution Businesses. Consequently, there were no reported sales for this segment in 2002. In the first half of 2001, the Digital Businesses incurred operating losses of $50.2 million.

Lab Safety Supply

Lab Safety Supply had operating earnings of $25.1 million for the first half of 2002, a decrease of 12% compared with operating earnings of $28.7 million for the first half of 2001. The operating earnings decline was primarily volume related. Through cost control, operating expenses decreased 11%; however, the business was unable to reduce costs in line with the significant sales decline.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Grainger Integrated Supply

Grainger Integrated Supply had operating earnings of $2.9 million in the first half of 2002, an increase of 245% compared with operating earnings of $0.8 million in the first half of 2001. The improvement in operating earnings was the result of eliminating or restructuring unprofitable contracts throughout 2001 and productivity gains attained by leveraging its existing cost structure.

Other Income and Expense

Other income was $6.5 million in 2002 compared with other expense of $39.4 million in 2001. The results for the first half of 2002 included a gain on the sale of investment securities of $7.3 million, net interest expense of $1.0 million, equity in loss of unconsolidated entities of $1.3 million, and unclassified-net income of $1.5 million. The results for the first half of 2001 included a $21.5 million loss on liquidation of equity in unconsolidated entity, a $5.0 million loss related to the write-down of investments in other digital enterprises (included in unclassified-net), net interest expense of $5.9 million, equity in loss of unconsolidated entities of $6.0 million, and other net expense items of $1.0 million.

Income Taxes

The Company’s effective income tax rate was 40.8% for the first half of 2002 and 41.8% for the same period in 2001. This rate decrease was due primarily to the impact of the write-off of investment in unconsolidated entities, which resulted in tax benefits disproportionate to the loss incurred, partially offset by the following two items:

1.	The loss on equity interests in unconsolidated entities, which is a net of tax number.
2.	Capital losses primarily related to investments in other digital enterprises, which are not deductible in the absence of capital gains.

Excluding the effect of these items, the effective tax rate was 40.5% for both 2002 and 2001.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2002, working capital increased by $76.1 million. The ratio of current assets to current liabilities was 2.6 at June 30, 2002 and 2.5 at December 31, 2001. The Condensed Consolidated Statements of Cash Flows, included in this report, detail the sources and uses of cash and cash equivalents.

The Company maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, the Company has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit and otherwise. Total debt as a percent of total capitalization was 8% at June 30, 2002 and at December 31, 2001. For the first six months of 2002, $53.2 million was expended for property, buildings, and equipment, and $4.4 million was expended for capitalized software, for a total of $57.6 million.

As of June 30, 2002, 3.2 million shares of common stock remained under the Company’s repurchase authorization, after the repurchase of more than 300,000 shares in the second quarter of 2002.

On April 23, 2001, the Company announced that it would shut down the operations of Material Logic with the exception of FindMRO. In connection with this announcement, the Company took a pre-tax nonrecurring charge of $40.0 million in the second quarter of 2001. As of December 31, 2001, $9.5 million of the reserve remained. During the six months ended June 30, 2002, the Company utilized $4.4 million of this reserve, of which $3.5 million were cash payments. As of June 30, 2002, $5.1 million of this reserve remains, which the Company anticipates will be funded from internally generated cash.

The Company has a contingent credit risk relating to certain guarantees of employee loans (see Footnote 6 to the Condensed Consolidated Financial Statements). As of June 30, 2002, 72 employees had loans outstanding to the bank aggregating $22.5 million, the largest of which was $4.4 million.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Throughout this Form 10-Q are forward-looking statements under the federal securities laws. The forward-looking statements relate to the Company’s expected future financial results and business plans, strategies, and objectives and are not historical facts. They are often identified by qualifiers such as: “will,” “expect, “estimate,” “continue,” “maintain,” or similar expressions. There are risks and uncertainties the outcome of which could cause the Company’s results to differ materially from what is projected.

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
b) No reports on Form 8-K were filed during the quarter ended June 30, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. Grainger, Inc. (Registrant)
Date: August 13, 2002	By:	/s/ P.O. Loux P.O. Loux, Senior Vice President, Finance and Chief Financial Officer
Date: August 13, 2002	By:	/s/ J.E. Andringa J.E. Andringa, Vice President and Controller

Exhibit 11.1

W.W. Grainger, Inc., and Subsidiaries
COMPUTATIONS OF EARNINGS PER SHARE

                                                           Six Months Ended June 30,
                                                    -----------------------------------
BASIC:                                                  2002                   2001
------                                              -------------         -------------
Weighted average number of shares
  outstanding during the year ...............           92,685,427            93,391,830
                                                     =============         =============
Net earnings before cumulative effect
  of accounting change ......................        $ 112,957,000         $  56,995,000
Cumulative effect of accounting change ......          (23,921,000)                   --
                                                     -------------         -------------
     Net earnings ...........................        $  89,036,000         $  56,995,000
                                                     =============         =============
Earnings per share before cumulative
   effect of accounting change ..............        $        1.22         $        0.61
Cumulative effect of accounting change
   per share ................................                (0.26)                   --
                                                     -------------         -------------
Earnings per share ..........................        $        0.96         $        0.61
                                                     =============         =============
DILUTED:
--------
Weighted average number of shares
   outstanding during the year ..............           92,685,427            93,391,830
Potential Shares:

  Shares issuable under outstanding options .            7,862,679             2,924,035
  Shares which could have been purchased
    based on the average market value
    for the period ..........................           (6,087,004)           (2,580,324)
                                                     -------------         -------------
                                                         1,775,675               343,711
  Dilutive effect of exercised options prior
    to being exercised ......................               41,182                15,994
                                                     -------------         -------------
  Shares for the portion of the period
    that the options were outstanding .......            1,816,857               359,705

  Contingently issuable shares ..............              903,953             1,023,525
                                                     -------------         -------------
                                                         2,720,810             1,383,230
                                                     -------------         -------------
Adjusted weighted average number
  of shares outstanding during the year .....           95,406,237            94,775,060
                                                     =============         =============
Net earnings before cumulative effect
  of accounting change ......................        $ 112,957,000         $  56,995,000
Cumulative effect of accounting change ......          (23,921,000)                   --
                                                     -------------         -------------

Net earnings ................................        $  89,036,000         $  56,995,000
                                                     =============         =============

Earnings per share before cumulative
  effect of accounting change ...............        $        1.18         $        0.60
Cumulative effect of accounting change
  per share .................................                (0.25)                   --
                                                     -------------         -------------
Earnings per share ..........................        $        0.93         $        0.60
                                                     =============         =============

Exhibit 11.2

W.W. Grainger, Inc., and Subsidiaries
COMPUTATIONS OF EARNINGS PER SHARE

                                                       2002                 2001
                                                   -------------       --------------
Basic:
------
Three months ended June 30:

Six months ended June 30, as reported
  in Exhibit 11.1 ..........................        $        0.96      $        0.61

Three months ended March 31, as reported ...        $        0.63      $        0.45
Cumulative effect of accounting change
  effective Jan. 1, 2002 ...................                (0.26)                --
                                                    -------------      -------------
Three months ended March 31, as adjusted ...        $        0.37      $        0.45
                                                    -------------      -------------

Earnings per share for the three months
  ended June 30 ............................        $        0.59      $        0.16
                                                    =============      =============

Diluted:
--------

Three months ended June 30:

Six months ended June 30, as reported in
  Exhibit 11.1 .............................        $        0.93      $        0.60

Three months ended March 31, as reported ...        $        0.61      $        0.45
Cumulative effect of accounting change
  effective Jan. 1, 2002 ...................                (0.25)                --
                                                    -------------      -------------
Three months ended March 31, as adjusted ...        $        0.36      $        0.45
                                                    -------------      -------------

Earnings per share for the three
  months ended June 30 .....................        $        0.57      $        0.15
                                                    =============      =============

QuickLinks

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Earnings at June 30, 2002 and June 30, 2001

Condensed Consolidated Statements of Comprehensive Earnings at June 30, 2002 and June 30, 2001

Condensed Consolidated Balance Sheets at June 30, 2002 and December 31, 2001

Condensed Consolidated Statements of Cash Flows at June 30, 2002 and June 30, 2001

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Signatures