Form 10-Q
period 2002-09-30
GRAINGER W W INC
filed 2002-11-12
CIK 277135

QuickLinks -- Click here to rapidly navigate through this document

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the period ended September 30, 2002

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

Yes  X    No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 91,438,002 shares of the Company's Common Stock were outstanding as of October 31, 2002.

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Earnings at September 30, 2002 and September 30, 2001	3 - 4
	Condensed Consolidated Statements of Comprehensive Earnings at September 30, 2002 and September 30, 2001	5
	Condensed Consolidated Balance Sheets at September 30, 2002 and December 31, 2001	6 - 7
	Condensed Consolidated Statements of Cash Flows at September 30, 2002 and September 30, 2001	8 - 9
	Notes to Condensed Consolidated Financial Statements	10 - 20
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21 - 33
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34
Item 4.	Controls and Procedures	34
PART II	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	35
Signatures		36
Certifications		37 - 38

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

W.W. Grainger, Inc., and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars except for per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net sales	$ 1,203,400	$ 1,199,358	$ 3,523,457	$ 3,643,818
Cost of merchandise sold	800,840	803,507	2,338,306	2,458,140

Gross profit	402,560	395,851	1,185,151	1,185,678
Warehousing, marketing, and
administrative expenses	302,370	300,474	900,737	912,924
Restructuring charges	--	--	--	40,000

Operating earnings	100,190	95,377	284,414	232,754
Other income and (expense)
Interest income	1,112	713	3,008	1,813
Interest expense	(1,363)	(2,169)	(4,304)	(9,137)
Equity in loss of
unconsolidated entities	(779)	(339)	(2,040)	(6,352)
Loss on liquidation of equity
in unconsolidated entity	--	--	--	(21,497)
Gain on sale of investment
securities	--	138	7,308	138
Unclassified-net	2,130	676	3,607	(5,356)

	1,100	(981)	7,579	(40,391)

Earnings before income taxes	101,290	94,396	291,993	192,363
Income taxes	41,337	38,374	119,083	79,346

Net earnings before cumulative
effect of accounting change	$ 59,953	$ 56,022	$ 172,910	$ 113,017
Cumulative effect of
accounting change	--	--	(23,921)	--

Net earnings	$ 59,953	$ 56,022	$ 148,989	$ 113,017

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Continued)
(In thousands of dollars except for per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Earnings per share before
cumulative effect of
accounting change:
Basic	$ 0.65	$ 0.60	$ 1.87	$ 1.21

Diluted	$ 0.64	$ 0.59	$ 1.82	$ 1.19

Cumulative effect of accounting
change:
Basic	$ --	$ --	$ (0.26)	$ --

Diluted	$ --	$ --	$ (0.25)	$ --

Earnings per share:
Basic	$ 0.65	$ 0.60	$ 1.61	$ 1.21

Diluted	$ 0.64	$ 0.59	$ 1.57	$ 1.19

Weighted average number of shares
outstanding:
Basic	91,871,851	93,360,391	92,414,235	93,381,350

Diluted	93,589,859	94,905,733	94,800,778	94,818,617

Cash dividends paid per share	$ 0.180	$ 0.175	$ 0.535	$ 0.520

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net earnings	$ 59,953	$ 56,022	$ 148,989	$ 113,017
Other comprehensive earnings
(loss):
Foreign currency translation
adjustments, net of tax benefit
(expense) related to designated
hedge of $(2,025), $(1,905),
$164, and $(5,105),
respectively	(9,369)	(10,958)	(1,832)	(14,755)
Gain (loss) in investment
securities:
Unrealized holding (loss),
net of tax benefit of $575,
$886, $2,123, and $308,
respectively	(900)	(6,518)	(3,321)	(5,595)
Reclassification adjustments
for realized gains included in
net earnings, net of tax
expense of $0, $54, $2,850
and $54, respectively	--	(84)	(4,458)	(84)

Comprehensive earnings	$ 49,684	$ 38,462	$ 139,378	$ 92,583

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars except for per share amounts)

ASSETS	(Unaudited) Sept. 30, 2002	Dec. 31, 2001

CURRENT ASSETS
Cash and cash equivalents	$ 218,470	$ 168,846
Accounts receivable (less allowances of
$31,180 and $30,552, respectively)	479,742	454,180
Inventories	646,452	634,654
Prepaid expenses	33,640	37,477
Deferred income tax benefits	100,982	97,454

Total current assets	1,479,286	1,392,611
PROPERTY, BUILDINGS, AND EQUIPMENT	1,469,317	1,386,424
Less accumulated depreciation and amortization	745,487	696,706

Property, buildings, and equipment-net	723,830	689,718
DEFERRED INCOME TAXES	11,500	--
INVESTMENTS IN UNCONSOLIDATED ENTITIES	25,656	4,776
GOODWILL AND OTHER INTANGIBLES, NET	118,020	155,483
OTHER ASSETS	58,714	88,658

TOTAL ASSETS	$2,417,006	$2,331,246

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars except for per share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY	(Unaudited) Sept. 30, 2002	Dec. 31, 2001

CURRENT LIABILITIES
Short-term debt	$ 3,345	$ 4,526
Current maturities of long-term debt	10,620	12,520
Trade accounts payable	333,210	275,893
Accrued expenses	250,700	251,760
Income taxes	25,830	9,112

Total current liabilities	623,705	553,811
LONG-TERM DEBT (less current maturities)	118,641	118,219
DEFERRED INCOME TAXES	--	1,239
ACCRUED EMPLOYMENT RELATED BENEFITS COSTS	63,190	54,649
MINORITY INTEREST	--	139
SHAREHOLDERS' EQUITY
Cumulative Preferred Stock - $5 par value - authorized,
12,000,000 shares, issued and outstanding, none	--	--
Common Stock - $0.50 par value - authorized,
300,000,000 shares; issued 108,880,232 shares, 2002 and
108,473,703 shares, 2001	54,440	54,237
Additional contributed capital	374,107	289,201
Retained earnings	2,036,971	1,937,972
Unearned restricted stock compensation	(18,240)	(17,722)
Accumulated other comprehensive (loss)	(39,164)	(29,553)
Treasury stock, at cost - 17,443,387 shares, 2002 and
15,129,062 shares, 2001	(796,644)	(630,946)

Total shareholders' equity	1,611,470	1,603,189

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 2,417,006	$ 2,331,246

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Nine Months Ended Sept. 30,
	2002	2001

Cash flows from operating activities:
Net earnings	$ 148,989	$ 113,017
Provision for losses on accounts receivable	13,901	15,616
(Increase) in deferred income taxes	(3,390)	(10,576)
Depreciation and amortization:
Property, buildings, and equipment	57,576	59,440
Intangibles and goodwill	515	4,459
Amortization of capitalized software	12,875	12,200
(Gain) on sales of investment securities	(7,308)	(138)
Non-cash restructuring charge	--	10,638
Asset write-downs	1,844	6,000
Loss on unconsolidated entities	2,040	25,749
Cumulative effect of accounting change	23,921	--
Change in operating assets and liabilities-
net of business acquisition, divestiture, and
joint venture contributions:
(Increase) decrease in accounts receivable	(42,762)	42,714
(Increase) decrease in inventories	(21,861)	71,566
Decrease (increase) in prepaid expenses	2,965	(22,238)
Increase in trade accounts payable	57,242	50,305
(Decrease) increase in other current liabilities	(2,451)	16,488
Increase (decrease) in current income taxes payable	16,728	(8,944)
Increase in accrued employment related
benefits costs	6,527	4,064
Other - net	7,440	4,714

Net cash provided by operating activities	$ 274,791	$ 395,074

Cash flows from investing activities:
Additions to property, buildings, and
equipment-net of dispositions	$ (92,649)	$ (53,905)
Expenditures for capitalized software	(4,973)	(5,463)
Proceeds from sales of investment securities	15,957	473
Net cash paid for business acquisition	--	(14,407)
Investments in unconsolidated entities	(3,211)	(4,547)
Other-net	(15)	(160)

Net cash (used in) investing activities	$ (84,891)	$ (78,009)

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands of dollars)
(Unaudited)

	Nine Months Ended Sept. 30,
	2002	2001

Cash flows from financing activities:
Net (decrease) in short-term debt	$ (2,452)	$(169,369)
Long-term debt issuance	113,746	--
Long-term debt payments	(115,645)	(15)
Stock incentive plan	13,527	6,013
Proceeds from sale of treasury stock	--	24,366
Purchase of treasury stock-net	(99,573)	(51,315)
Cash dividends paid	(49,990)	(49,099)

Net cash (used in) financing activities	$(140,387)	$(239,419)

Exchange rate effect on cash and cash equivalents	111	(2,514)

Net increase in cash and cash equivalents	49,624	75,132
Cash and cash equivalents at beginning of year	168,846	63,384

Cash and cash equivalents at end of period	$ 218,470	$ 138,516

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BACKGROUND AND BASIS OF STATEMENT PRESENTATION

W.W. Grainger, Inc., "the Company," is engaged in the distribution of maintenance, repair, and operating (MRO) supplies, services, and related information to businesses and institutions in North America.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 was effective for all business combinations completed after June 30, 2001. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement applied to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142.

As a result of adopting SFAS No. 141 and SFAS No. 142, the Company's accounting policies for goodwill and other intangibles changed effective January 1, 2002 as described below:

Intangibles subject to amortization: The Company recognizes an acquired intangible apart from goodwill whenever the intangible arises from contractual or other legal rights, or whenever it can be separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset, or liability. Such intangible is amortized over its estimated useful life. Impairment losses are recognized if the carrying amount of an intangible subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value. Intangible amortization is expected to be $0.7 million for 2002 and $0.6 million per year for 2003 through 2006.

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

Restatement per SFAS No. 142             Three Months Ended             Nine Months Ended
----------------------------             ------------------          -------------------------
                                            Sept. 30,                         Sept. 30,
                                            ---------                         ---------
                                        (In thousands of dollars except per share amounts)

                                        2002            2001            2002            2001
                                      --------        --------        --------        --------
Net earnings before accounting
 changes, as reported                 $ 59,953        $ 56,022        $172,910        $113,017
Amortization, net of tax                  --               825            --             2,424
                                      --------        --------        --------        --------
    Adjusted net earnings
     before accounting changes        $ 59,953        $ 56,847        $172,910        $115,441
                                      ========        ========        ========        ========

Net earnings as reported              $ 59,953        $ 56,022        $148,989        $113,017
Amortization, net of tax                  --               825            --             2,424
                                      --------        --------        --------        --------
    Adjusted net earnings             $ 59,953        $ 56,847        $148,989        $115,441
                                      ========        ========        ========        ========

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

                                                 Three Months Ended        Nine Months Ended
                                                 ------------------        -----------------
                                                      Sept. 30,                Sept. 30,
                                                      ---------                ---------
                                             (In thousands of dollars except per share amounts)

                                                 2002          2001        2002         2001
                                               --------     --------     --------     --------

Before cumulative effect of accounting
--------------------------------------
 change:
 -------

Basic earnings per share:
-------------------------
As reported                                    $   0.65     $   0.60     $   1.87     $   1.21
Change in amortization expense                      --          0.01          --          0.03
                                               --------     --------     --------     --------
    Adjusted basic earnings per share          $   0.65     $   0.61     $   1.87     $   1.24
                                               ========     ========     ========     ========

Diluted earnings per share:
---------------------------
As reported                                    $   0.64     $   0.59     $   1.82     $   1.19
Change in amortization expense                      --          0.01          --          0.03
                                               --------     --------     --------     --------
    Adjusted diluted earnings per share        $   0.64     $   0.60     $   1.82     $   1.22
                                               ========     ========     ========     ========

After cumulative effect of accounting
-------------------------------------
 change:
 -------

Basic earnings per share:
-------------------------
As reported                                    $   0.65     $   0.60     $   1.61     $   1.21
Change in amortization expense                      --          0.01          --          0.03
                                               --------     --------     --------     --------
    Adjusted basic earnings per share          $   0.65     $   0.61     $   1.61     $   1.24
                                               ========     ========     ========     ========

Diluted earnings per share:
---------------------------
As reported                                    $   0.64     $   0.59     $   1.57     $   1.19
Change in amortization expense                      --          0.01          --          0.03
                                               --------     --------     --------     --------
    Adjusted diluted earnings per share        $   0.64     $   0.60     $   1.57     $   1.22
                                               ========     ========     ========     ========

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The change in the carrying amount of goodwill by segment from December 31, 2001 to September 30, 2002 is as follows:

Goodwill, net by Segment
------------------------

                                                      Transfer to
                       Balance        Transition      Investment in                     Balance
                       Dec. 31,       Impairment      Joint Venture    Translation      Sept. 30,
                         2001        (Jan. 1, 2002)  (Feb. 1, 2002)     and other         2002
                      ----------     -------------   --------------    -----------     ------------
                                            (In thousands of dollars)
Branch-based
Distribution          $  125,443     $     (32,265)  $      (5,063)     $      380     $     88,495

Digital                       --                --              --              --               --

Lab Safety Supply         25,002                --              --             103           25,105

Grainger
Integrated Supply             --                --              --              --               --
                      ----------     -------------   -------------      ----------     ------------

Total                 $  150,445     $     (32,265)  $      (5,063)     $      483     $    113,600
                      ==========     =============   =============      ==========     ============

As of September 30, 2002 and December 31, 2001, the Company’s balances of other intangibles were as follows:

Other Intangibles                           Sept. 30, 2002   Dec. 31, 2001
-----------------                           --------------   -------------
                                             (In thousands of dollars)

Other amortizable intangibles, gross         $    91,970     $    91,970
Accumulated amortization                          88,365          87,744
                                             -----------     -----------
Other amortizable intangibles, net           $     3,605     $     4,226
                                             ===========     ===========

Other intangibles with indefinite
     lives, net                              $       815     $       812
                                             ===========     ===========

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The Company adopted SFAS No. 144 effective January 1, 2002. This adoption did not have a material effect on its results of operations or financial position.

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses a variety of accounting practices. The provisions of this statement related to the rescission of Statement No. 4 (Reporting Gains and Losses from Extinguishment of Debt) are effective for fiscal years beginning after May 15, 2002. The provisions of this statement related to Statement No. 13 (Accounting for Leases) are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for financial statements issued on or after May 15, 2002. Statement No. 44 was entitled "Accounting for Intangible Assets of Motor Carriers" and Statement No. 64 was entitled "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements."

The Company adopted those provisions of SFAS No. 145 that were effective as of May 15, 2002. Adoption of those provisions did not have a material effect on the Company’s results of operations or financial position. For those provisions that are to be effective for fiscal years beginning after May 15, 2002, the Company does not expect that adoption of those provisions will have a material effect on its results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This new statement is effective for exit or disposal activities that are initiated after December 31, 2002.

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

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In addition, as part of other income and expense, the Company wrote down its investment in other digital enterprises and took a pretax charge of $26.5 million (after-tax $14.2 million) in the second quarter of 2001. This included a $21.5 million pretax loss on the divestiture of the Company’s 40% investment in Works.com, Inc., which was recorded as Loss on liquidation of equity in unconsolidated entity. The Company acquired its ownership in Works.com, Inc., an unrelated third party, on August 1, 2000, when the Company’s OrderZone.com business unit was combined with Works.com. Also included was a $5.0 million write-down of investments in certain closely held companies, which was recorded in Unclassified-net.

The total effect of these nonrecurring charges amounted to an after-tax cost of $38.0 million, or $0.40 per share, in the second quarter of 2001.

The following table displays the activity and balance of the Material Logic restructuring reserve from December 31, 2001 through September 30, 2002:

                                 Balance                                     Balance
Restructuring Reserve/           Dec. 31,                                   Sept. 30,
 (Operating expenses):            2001        Deductions    Adjustments       2002
------------------------------   ----------    ----------    ----------    ----------
                                               (In thousands of dollars)

Workforce reductions             $    4,880    $   (1,934)   $     (623)   $    2,323
Asset and equipment
 write-offs and
 disposals                              936          (936)           --            --
Other shut down costs                 3,661        (1,851)          623         2,433
                                 ----------    ----------    ----------    ----------
                                 $    9,477    $   (4,721)   $       --    $    4,756
                                 ==========    ==========    ==========    ==========

Deductions reflect cash payments of $3.8 million and noncash charges of $0.9 million. The amounts in the adjustments column are reclassifications to reflect management’s current estimate of costs, by expense category.

4. JOINT VENTURE

On February 1, 2002, the Company finalized the creation of a joint venture named USI-AGI Prairies Inc. The joint venture was between Acklands - Grainger Inc. (AGI), its Canadian subsidiary, and Uni-Select Inc., a Canadian company. The joint venture combined Uni-Select’s Western Division with the automotive after-market parts division of AGI, which operated as Bumper to Bumper. AGI’s contribution of net assets was approximately U.S. $15 million. Additionally, AGI’s carrying value of its investment in this joint venture includes U.S. $5.1 million of allocated goodwill. The Company has a 50% stake in the new entity, which is managed by Uni-Select. Net sales for the automotive after-market parts division of AGI were approximately U.S. $33 million in 2001. Creation of this joint venture should have no material effect on 2002 net earnings.

No gain or loss was recognized when this transaction was finalized. Through February 1, 2002, the results of the automotive after-market parts division were consolidated with the Company. Beginning February 2, 2002, the Company has accounted for its joint venture investment using the equity method.

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

Prior to the transaction, James D. Slavik, a Company director, was the president and a director of MCC. In addition, Mr. Slavik and certain members of his family owned all of the outstanding stock of MCC either directly or indirectly, including through family trusts of which Mr. Slavik served as trustee. Mr. Slavik was not present and did not participate in any of the deliberations of the Board of Directors nor any of its committees relating to the review, consideration, or approval of the transaction.

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6. EXECUTIVE STOCK PURCHASE PROGRAM

On March 26, 2001, a group of 83 executive officers and other key managers bought 787,020 treasury shares from the Company at the then-current market price of the shares. Cash proceeds from the sale, which amounted to $24.4 million, were used by the Company to repurchase shares of the Company’s stock on the open market. Most employees financed their purchases through loans arranged with a local bank. The principal of each loan is payable by the employee on April 16, 2003, or earlier, upon termination of employment, sale by the borrower of shares under the program, or the occurrence of certain financial or other events affecting the employee or the Company. Among the financial and other events affecting the Company (triggering events), are a default on certain other indebtedness, a change in control, and a merger or sale of substantially all of the Company’s assets. The Company entered into a Note Purchase Agreement with the bank, agreeing to purchase the loan of any employee as a result of the employee’s failure to repay the loan when due or the occurrence of a triggering event. Should the Company be obliged to purchase any loan under the Note Purchase Agreement, the employee would be liable to the Company for the outstanding principal and accrued interest in accordance with the note’s terms. The Company has not recognized a liability for any potential defaults associated with this contingent credit risk under the program as of September 30, 2002. Nor has the Company been called upon to purchase any loan or make any payments as a result of any employee default or triggering event. As of September 30, 2002, 70 employees had loans outstanding to the bank aggregating $22.2 million, the largest of which was $4.4 million.

7. DERIVATIVE INSTRUMENT

During the third quarter of 2002, the Company refinanced a C$180.4 million bank loan that had been designated as a non-derivative hedge of the net investment in the Company’s Canadian subsidiary. The bank loan was replaced with a cross currency swap. This derivative instrument was designated as a hedge of the net investment in the Company’s Canadian subsidiary and is recognized on the balance sheet at its fair value.

The two-year cross currency swap matures on September 27, 2004. The cross currency swap is based on notional principal amounts of C$180.4 million and US$113.7 million, respectively. Initially the Company gave the counterparty US$113.7 million and received C$180.4 million. The Company will receive interest based upon the 90-day US commercial paper rate that was initially set at 1.78%. The Company will pay interest to the counterparty based upon the 90-day Canadian Bankers’ Acceptance rate plus 14 basis points which was initially set at 3.05%. At maturity of this cross currency swap, the Company will pay the counterparty C$180.4 million and will receive US$113.7 million.

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company formally assesses whether the cross currency swap is effective at offsetting changes in the fair value of the underlying exposure quarterly. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the cross currency swap are generally offset by changes in the fair value of the underlying asset. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” changes in the fair value of this instrument are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive earnings, to offset the change in the value of the net investment of the Canadian investment being hedged. During the third quarter of 2002, the Company included a $0.1 million gain in the accumulated translation adjustment related to this hedge. Any ineffective portion of a financial instrument’s change in fair value is recognized in earnings. The ineffective portion of the hedge for the third quarter resulted in $3,000 of pretax income. The cross currency swap is an over-the-counter instrument with a liquid market. The Company does not enter into derivative financial instruments for trading purposes. The Company has established strict counterparty credit guidelines and entered into the transaction with an investment grade financial institution.

8. DIVIDEND

On October 30, 2002, the Board of Directors declared a quarterly dividend of 18 cents per share, payable December 1, 2002 to shareholders of record on November 11, 2002.

9. SEGMENT INFORMATION

After the shut down of Material Logic operations in the second quarter of 2001, FindMRO was included, on a prospective basis only, in the Branch-based Distribution segment. Separate books and records for FindMRO were not maintained prior to the shut down. Thus, extracting the operating results of FindMRO for restatement purposes was impracticable.

                                                Three Months Ended September 30, 2002
                                  --------------------------------------------------------------------
                                                    (In thousands of dollars)

                                                                Lab           Grainger
                                  Branch-based                  Safety        Integrated
                                  Distribution     Digital      Supply        Supply          Total
                                  ------------   ----------   -----------    ------------  -----------

Total net sales                   $ 1,075,450    $       --   $    74,988    $    57,092   $ 1,207,530
Intersegment net sales                 (3,757)           --          (373)            --        (4,130)
                                  -----------    ----------   -----------    -----------   -----------
Net sales to external customers   $ 1,071,693    $       --   $    74,615    $    57,092   $ 1,203,400
                                  ===========    ==========   ===========    ===========   ===========

Segment operating earnings        $    98,225    $       --   $    13,014    $     1,662   $   112,901
                                  ===========    ==========   ===========    ===========   ===========

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

                                                 Three Months Ended September 30, 2001
                                  --------------------------------------------------------------------
                                                     (In thousands of dollars)

                                                                 Lab           Grainger
                                  Branch-based                  Safety        Integrated
                                  Distribution    Digital       Supply          Supply       Total
                                  -----------    ----------   -----------    -----------   -----------
Total net sales                   $ 1,074,309    $       --   $    79,012    $    49,950   $ 1,203,271
Intersegment net sales                 (3,575)           --          (338)            --        (3,913)
                                  -----------    ----------   -----------    -----------   -----------
Net sales to external customers   $ 1,070,734    $       --   $    78,674    $    49,950   $ 1,199,358
                                  ===========    ==========   ===========    ===========   ===========

Segment operating earnings (loss) $    95,488    $       --   $    12,280    $      (880)  $   106,888
                                  ===========    ==========   ===========    ===========   ===========

                                                 Nine Months Ended September 30, 2002
                                  --------------------------------------------------------------------
                                                      (In thousands of dollars)

                                                                 Lab           Grainger
                                  Branch-based                  Safety        Integrated
                                  Distribution     Digital      Supply          Supply       Total
                                  ------------   ----------   -----------   ------------   -----------
Total net sales                   $ 3,141,315    $       --   $   221,879    $   172,997   $ 3,536,191
Intersegment net sales                (11,684)           --        (1,050)            --       (12,734)
                                  -----------    ----------   -----------    -----------   -----------
Net sales to external customers   $ 3,129,631    $       --   $   220,829    $   172,997   $ 3,523,457
                                  ===========    ==========   ===========    ===========   ===========

Segment operating earnings        $   285,177    $       --   $    38,163    $     4,562   $   327,902
                                  ===========    ==========   ===========    ===========   ===========

                                                 Nine Months Ended September 30, 2001
                                  --------------------------------------------------------------------
                                                        (In thousands of dollars)

                                                                 Lab           Grainger
                                  Branch-based                  Safety        Integrated
                                  Distribution    Digital       Supply          Supply       Total
                                  ------------   -----------  -----------    -----------   -----------
Total net sales                   $ 3,265,085    $   29,979   $   250,150    $   138,277   $ 3,683,491
Intersegment net sales                (10,571)      (28,139)         (963)            --       (39,673)
                                  -----------    ----------   -----------    -----------   -----------
Net sales to external customers   $ 3,254,514    $    1,840   $   249,187    $   138,277   $ 3,643,818
                                  ===========    ==========   ===========    ===========   ===========

Segment operating earnings (loss) $   279,423    $  (50,157)  $    40,991    $       (39)  $   270,218
                                  ===========    ==========   ===========    ===========   ===========

                                                                 Lab           Grainger
                                  Branch-based                  Safety        Integrated
Segment assets:                   Distribution    Digital       Supply          Supply       Total
---------------                   ----------     ----------   -----------    -----------   ----------
                                                     (In thousands of dollars)

At September 30, 2002             $ 1,848,919    $       --   $   111,750    $    35,953   $1,996,622
                                  ===========    ==========   ===========    ===========   ==========
At December 31, 2001              $ 1,804,216    $       --   $   114,030    $    27,401   $1,945,647
                                  ===========    ==========   ===========    ===========   ==========

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A reconciliation of segment information to consolidated information is as follows:

                               Three Months Ended          Nine Months Ended
                                   September 30,             September 30,
                               ----------------------    ----------------------
                                 2002         2001          2002         2001
                               ---------    ---------    ---------    ---------
                                           (In thousands of dollars)
Operating Earnings:
-------------------
Total operating earnings for
   reportable segments         $ 112,901    $ 106,888    $ 327,902    $ 270,218

Unallocated expenses             (12,709)     (11,495)     (43,472)     (37,448)

Elimination of intersegment
   profits                            (2)         (16)         (16)         (16)
                               ---------    ---------    ---------    ---------
Total consolidated operating
   earnings                    $ 100,190    $  95,377    $ 284,414    $ 232,754
                               =========    =========    =========    =========

                                      September 30,  December 31,
                                          2002          2001
                                       -----------   -----------
Assets:
-------
Total assets for reportable segments   $ 1,996,622   $ 1,945,647
Unallocated assets                         420,384       385,599
                                       -----------   -----------

  Total consolidated assets            $ 2,417,006   $ 2,331,246
                                       ===========   ===========

Unallocated expenses and unallocated assets primarily relate to the Company headquarter’s support services, which are not part of any business segment. Unallocated expenses include payroll and benefits, depreciation, and other costs associated with these headquarter’s-related support services. Unallocated assets include non-operating cash and cash equivalents, prepaid expenses, and property, buildings and equipment, net.

Item 2.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2001:

Company Net Sales

The Company’s net sales of $1,203.4 million in the 2002 third quarter were flat compared with sales of $1,199.4 million for the comparable 2001 period. Sales performance in the third quarter of 2002 was affected by the continuing general weakness in the North American economy and one more selling day.

There were 64 sales days in the 2002 third quarter and 63 sales days in the 2001 third quarter. The full year 2002 will have 255 sales days, the same number of sales days as the full year 2001.

Segment Net Sales

The following comments at the segment level refer to external and intersegment net sales; those comments at the business unit level include external and inter- and intrasegment net sales. For segment information, see Note 9 to the Condensed Consolidated Financial Statements included in this report.

Branch-based Distribution Businesses

Net sales of $1,075.5 million for the third quarter of 2002 were flat as compared to net sales of $1,074.3 million in the third quarter of 2001.

Daily net sales in the United States declined approximately 1% for the quarter versus 2001, primarily due to a slowdown in the U.S. economy. Sales to government accounts increased by 13% on a daily basis, while other customer segments declined.

Sales processed through the grainger.com website were $110 million for the third quarter 2002, a 29% increase over third quarter 2001 sales of $85 million.

Daily net sales in Canada decreased 12% during the third quarter of 2002 due to the weakness in the Canadian economy, especially in the natural resources sector, and the elimination of automotive after-market parts sales. On February 1, 2002, Acklands - Grainger Inc. (AGI) and Uni-Select, Inc. created a new joint venture by combining AGI’s automotive after-market parts division and Uni-Select’s Western Division into a single company. Excluding the impact of the formation of this joint venture, daily net sales were down 4% for the quarter. For additional information concerning this joint venture, see Note 4 to the Condensed Consolidated Financial Statements included in this report.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

The operation in Mexico experienced a 1% decline in daily net sales in the third quarter of 2002 when compared with the same period of the prior year. This decrease was attributable to continued weakness in the automotive and electronics manufacturing industries and deterioration in the economy.

Digital Businesses

On April 23, 2001, the Company announced plans to shut down the operations of Material Logic, with the exception of FindMRO. The Company launched Material Logic in January 2001 as a utility for large customers to facilitate the purchase of MRO products over the Internet. Material Logic would have allowed large customers to access a single, networked catalog containing easily searchable and detailed product information, pre-negotiated prices, and availability information for indirect materials from major distributors. In order for Material Logic to grow, it needed broad industry support and funding from other equity participants. The Company closed Material Logic in April 2001 because economic and market conditions made it difficult to find funding partners and the market developed slower than anticipated. In connection with the shut down of Material Logic operations, the Company took a pretax nonrecurring charge against operating earnings of $40.0 million (after-tax of $23.8 million) in the second quarter of 2001. FindMRO was then established as an operating unit separate from Material Logic. Beginning with the 2001 third quarter, the Digital segment ceased operations.

Effective June 1, 2001, the results of FindMRO (on a prospective basis only) were moved to the Branch-based Distribution Businesses segment. Consequently, there were no reported sales in the third quarter of 2002 or the third quarter of 2001. The Company has not restated prior period segment information for this transfer, since restatement is impracticable.

Lab Safety Supply

Third quarter 2002 net sales for Lab Safety Supply were $75.0 million, a decrease of 5% when compared with $79.0 million for the same period in 2001. Daily net sales for the third quarter of 2002 declined 7% in this segment due to its heavy customer weighting in the manufacturing sector of the economy, which continues to be weak.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Grainger Integrated Supply

Net sales for the third quarter of 2002 were $57.1 million, an increase of 14% when compared with $50.0 million for the same period in 2001. Daily sales increased 12% for the quarter due to additional penetration of existing customers by expansion of the number of their locations served. Sales for this business unit include product sales and management fees.

Company Net Earnings

The Company’s net earnings of $60.0 million in the third quarter of 2002 increased 7% compared with $56.0 million for the comparable 2001 period. The increase in net earnings resulted primarily from stronger operating earnings and higher other income. Earnings were also improved for the third quarter of 2002 due to the change in amortization of goodwill and other intangibles effective January 1, 2002. Reported net earnings for the third quarter of 2001 would have been $0.8 million higher if amortization expense relating to goodwill and intangible assets that are no longer being amortized was excluded. For information concerning amortization expense, see Note 2 to the Condensed Consolidated Financial Statements included in this report.

Operating earnings increased 5% for the third quarter of 2002 compared with the same 2001 period. The improvement in operating earnings was primarily attributable to improved performance at all three of the Company's business segments.

Segment Operating Earnings

The following comments at the segment level include external and intersegment operating earnings; those comments at the business unit level include external and inter- and intrasegment operating earnings. For segment information, see Note 9 to the Condensed Consolidated Financial Statements included in this report.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Branch-based Distribution Businesses

Operating earnings of $98.2 million for the third quarter increased 3% compared with operating earnings of $95.5 million in the third quarter of 2001. Improved operating performance in the U.S. and Mexico was partially offset by weak performance in Canada. Excluding Canada, operating earnings increased 4%.

Gross profit margins increased 0.6 percentage points from the comparable 2001 quarter. The improvement in gross profit margins was primarily attributable to selected pricing actions intended to cover freight and supplier cost increases, and favorable product mix. Partially offsetting this improvement was an unfavorable change in customer category mix.

Operating expenses were up 2% for the quarter as a result of start up and incremental costs related to the expansion and renovation of the U.S. distribution centers and increased healthcare-related benefits. These increased costs were partially offset by a reduction in other operating expenses.

Digital Businesses

On April 23, 2001, the Company announced plans to shut down the operations of Material Logic with the exception of FindMRO. In connection with the shut down, the Company took a nonrecurring pretax charge of $40.0 million (after-tax of $23.8 million) in the second quarter of 2001. Beginning with the 2001 third quarter, the Digital Businesses segment ceased operations.

Effective June 1, 2001, the results of FindMRO were added to the Branch-based Distribution Businesses. Consequently, no results are reported for this segment in 2002 nor in the third quarter of 2001.

Lab Safety Supply

Lab Safety Supply had operating earnings of $13.0 million for the third quarter of 2002, an increase of 6% compared with operating earnings of $12.3 million for the third quarter of 2001.  The operating earnings increase was the result of improved gross margins and lower operating expenses. The operating expense decrease was the result of workforce reductions and other cost control measures.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Grainger Integrated Supply

Grainger Integrated Supply had operating earnings of $1.7 million in the third quarter of 2002 compared with operating losses of $0.9 million in the comparable period of 2001. The 2001 third quarter included a significant increase in the provision for uncollectable accounts due to the bankruptcy filing of a large customer. Without this incremental provision, operating earnings would have been $0.5 million for the 2001 third quarter. The additional improvement in operating performance for the 2002 quarter was the result of eliminating or restructuring unprofitable contracts throughout 2001, productivity gains attained by leveraging the existing cost structure, and increased volume.

Other Income and Expense

Other income and expense was $1.1 million of income in the third quarter of 2002 compared with $1.0 million of expense in the third quarter of 2001. The improvement was primarily attributable to incremental gains of $1.5 million in the third quarter of 2002 attributable to the liquidation of branch facilities and other assets. The remaining improvement was due to higher interest income and lower interest expense.

Income Taxes

The Company’s effective income tax rate was 40.8% for the third quarter of 2002 and 40.7% for the same period in 2001.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2001:

Company Net Sales

The Company’s net sales of $3,523.5 million in the nine months of 2002 were down 3% compared with sales of $3,643.8 million for the comparable 2001 period. Sales performance in the first nine months of 2002 was affected by the continuing general weakness in the North American economy.

There were 191 sales days in both the 2002 and 2001 first nine months. The full year 2002 will have 255 sales days, the same number of sales days as the full year 2001.

Segment Net Sales

The following comments at the segment level include external and intersegment net sales; those comments at the business unit level include external and inter- and intrasegment net sales. For segment information see Note 9 to the Condensed Consolidated Financial Statements included in this report.

Branch-based Distribution Businesses

Net sales of $3,141.3 million for the first nine months of 2002 decreased 4% when compared with net sales of $3,265.1 million in the first nine months of 2001. The sales decline was primarily attributable to weakness in both the North American economy and natural resources sector in Canada.

Daily sales in the United States declined approximately 3% primarily due to a slowdown in the U.S. economy. Daily sales to government accounts increased 14%, while most other customer segments declined.

Sales through the grainger.com website were $311 million, a 27% increase over the first nine months of 2001 sales of $245 million.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Daily sales in Canada decreased 13% during the first nine months of 2002 due to the weakness in the Canadian economy, especially in the natural resources sector, and the elimination of automotive after-market parts sales. On February 1, 2002, Acklands - Grainger Inc. (AGI) and Uni-Select, Inc. created a new joint venture by combining AGI’s automotive after-market parts division and Uni-Select’s Western Division into a single company. Excluding the impact of the formation of this joint venture, daily sales were down 6% for the first nine months. For additional information concerning the joint venture, see Note 4 to the Condensed Consolidated Financial Statements included in this report.

The operation in Mexico experienced an 8% decline in daily net sales during the first nine months of 2002 when compared with the same period in 2001. This decrease was attributable to weakness in the automotive and electronics manufacturing industries, and deterioration in the economy.

Digital Businesses

On April 23, 2001, the Company announced plans to shut down the operations of Material Logic with the exception of FindMRO. In connection with the shut down, the Company took a pretax, nonrecurring charge of $40.0 million (after-tax of $23.8 million) in the first half of 2001. Beginning with the 2001 third quarter, the Digital segment ceased operations.

Effective June 1, 2001, the results of FindMRO were added to the Branch-based Distribution Businesses. Consequently, no sales are reported for this segment in the nine months of 2002, but $30.0 million were reported for the same period in 2001.

Lab Safety Supply

Net sales of $221.9 million for the first nine months of 2002 decreased 11% compared with net sales of $250.2 million for the same period in 2001. Net sales declined in this segment due to its heavy customer weighting in the industrial sector of the economy, which continues to be a weak market. Net sales are included for The Ben Meadows Co. (Ben Meadows) since its acquisition on February 26, 2001. Ben Meadows was a direct marketer specializing in equipment for the environmental and forestry management markets.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Grainger Integrated Supply

Net sales for the first nine months of 2002 were $173.0 million, an increase of 25% compared with $138.3 million for the same period in 2001. Sales growth was primarily related to additional penetration of existing customers by expansion of the number of their locations served. Sales for this business unit include product sales and management fees.

Company Net Earnings

The Company’s net earnings of $149.0 million in the first nine months of 2002 increased 32% compared with the net earnings of $113.0 million for the comparable 2001 period. The first nine months of 2002 included the cumulative effect of an accounting change as the result of the required assessment of the impact of SFAS No. 142, “Goodwill and Other Intangible Assets.” The transitional impairment charge resulted from application of the new impairment methodology introduced by SFAS No. 142. Previous accounting rules incorporated a comparison of book value to undiscounted cash flows, whereas new rules require a comparison of book value to discounted cash flows, which are lower. The Company recorded a non-cash, after-tax charge to earnings of $23.9 million ($0.25 per diluted share), related to the write-down of goodwill for its Canadian subsidiary, Acklands - Grainger Inc. This amount was recorded as a cumulative effect of an accounting change effective January 1, 2002. For 2001, the nine months included the previously announced nonrecurring, after-tax charges of $38.0 million, or $0.40 per diluted share. The first nine months of 2002 included an after-tax gain related to investment security sales of $4.5 million, or $0.04 per diluted share. Excluding these nonrecurring items from both periods, net earnings before the cumulative effect of an accounting change increased 12% to $168.5 million from $151.0 million; and earnings per diluted share, before the cumulative effect of an accounting change, increased 12% to $1.78 from $1.59. The increase in net earnings before cumulative effect of accounting change (excluding nonrecurring items) resulted primarily from stronger operating earnings and higher other income. In addition, the improvement in net earnings, before the cumulative effect of accounting change, was due to the impact of the adoption of SFAS No. 142. Under this pronouncement, goodwill and other intangibles with indefinite lives are not amortized beginning as of January 1, 2002. Reported net earnings for the nine months ending on September 30, 2001, restated to exclude amortization expense related to goodwill and intangible assets that are no longer being amortized, would have been $2.4 million higher (or $0.03 per diluted share). For additional information concerning amortization expense, see Note 2 to the Condensed Consolidated Financial Statements included in this report.

Operating earnings increased 22% for the first nine months of 2002 compared with the same 2001 period. The improvement in operating earnings was primarily attributable to the elimination of losses of Material Logic of $50.2 million, and improved performance at the Branch-based Distribution Businesses and at Grainger Integrated Supply. Partially offsetting these improvements was a 7% decline for Lab Safety Supply and an increase in corporate expenses. The Company recorded severance and other costs of $5.8 million ($3.4 million after-tax) in the second quarter of 2002 related to a consolidation of facilities and to workforce reductions at the Company’s headquarters and at Lab Safety Supply.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Segment Operating Earnings

The following comments at the segment level include external and intersegment operating earnings; those comments at the business unit level include external and inter- and intrasegment operating earnings. For segment information see Note 9 to the Condensed Consolidated Financial Statements included in this report.

Branch-based Distribution Businesses

Operating earnings of $285.2 million for the first nine months of 2002 increased 2% compared with operating earnings of $279.4 million in the first nine months of 2001. Operating earnings were impacted by weak performance in Canada. Excluding Canada, operating earnings for the Branch-based Distribution Businesses increased 4%.

Gross profit margins increased 1.7 percentage points from the comparable 2001 period. The improvement in gross profit margins was primarily attributable to selected pricing actions intended to cover freight and supplier cost increases.

Operating expenses were up 1% for the first nine months as a result of start up and incremental costs related to the expansion and renovation of the U.S. distribution centers, severance, and increased healthcare-related benefits.

Digital Businesses

On April 23, 2001, the Company announced plans to shut down the operations of Material Logic with the exception of FindMRO. In connection with the shut down of Material Logic, the Company took a nonrecurring, pretax charge of $40.0 million ($23.8 million after-tax) in the first half of 2001. Beginning with the 2001 third quarter, the Digital Businesses segment ceased operations.

Effective June 1, 2001, the results of FindMRO were added to the Branch-based Distribution Businesses. Consequently, no results were reported for this segment in 2002. In the first nine months of 2001, the Digital Businesses incurred operating losses of $50.2 million.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Lab Safety Supply

Lab Safety Supply had operating earnings of $38.2 million for the first nine months of 2002, a decrease of 7% compared with operating earnings of $41.0 million for the first nine months of 2001. The operating earnings decline was primarily volume related. Through cost control, operating expenses decreased 10%. The operating earnings decline was primarily volume related.

Grainger Integrated Supply

Grainger Integrated Supply had operating earnings of $4.6 million in the first nine months of 2002 compared with operating losses of less than $0.1 million in the first nine months of 2001. A portion of the improvement in operating earnings was due to the 2001 period including a $1.4 million increase in the provision for uncollectable accounts due to the bankruptcy filing of a large customer. The additional improvement in operating earnings was the result of eliminating or restructuring unprofitable contracts throughout 2001, productivity gains attained by leveraging its existing cost structure, and increased volume.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Other Income and Expense

Other income and expense was $7.6 million of income in 2002 compared with $40.4 million of other expense in 2001.

The following table provides an analysis of the components of other income and expense as of September 30, 2002 as compared with September 30, 2001:

                                                Nine months ended    Nine months ended
Other income and (expense)                        Sept. 30, 2002       Sept. 30, 2001
-------------------------                         --------------       -------------
                                                        (In thousands of dollars)

Interest income/(expense), net                       $   (1,296)          $   (7,324)
Equity in loss of unconsolidated entities                (2,040)              (6,352)
Loss on liquidation of equity in
   unconsolidated entity                                   --                (21,497)
Gain on sale of investment securities                     7,308                  138
Write-down of investments in other
   digital enterprises (included in
   Unclassified - net)                                     --                 (5,000)
Gain on sale of fixed assets (included in
   Unclassified - net)                                    5,411                1,035
Other (included in Unclassified - net)                   (1,804)              (1,391)
                                                     ----------           ----------
                                                     $    7,579           $  (40,391)
                                                     ==========           ==========

Income Taxes

The Company’s effective income tax rate was 40.8% for the first nine months of 2002 and 41.2% for the same period in 2001. This rate decrease in 2002 compared with 2001 was due primarily to the following two items:

1.	Higher losses in 2001 on equity interests in unconsolidated entities, which is a net of tax number.
2.	Capital losses in 2001 primarily related to investments in other digital enterprises, which are not deductible in the absence of capital gains.

These items were partially offset by the impact of the write-off of investment in unconsolidated entities in 2001 that resulted in tax benefits disproportionate to the loss incurred.

Excluding the effect of these items, the effective tax rate was 40.5% for both 2002 and 2001.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2002, working capital increased by $16.8 million. The ratio of current assets to current liabilities was 2.4 at September 30, 2002 and 2.5 at December 31, 2001. The Condensed Consolidated Statements of Cash Flows, included in this report, detail the sources and uses of cash and cash equivalents.

The Company maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, the Company has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit and otherwise. Total debt as a percent of total capitalization was 8% at both September 30, 2002 and December 31, 2001. For the first nine months of 2002, $99.7 million was expended for property, buildings, and equipment, and $5.0 million was expended for capitalized software, for a total of $104.7 million.

In September 2002, the Company received net proceeds of $113.7 million from the issuance of commercial paper. The proceeds were used to repay outstanding long-term debt in the amount of C$180.4 million. Since the Company has the ability to refinance the commercial paper with debt having a longer maturity and the Company’s intent is to keep the debt outstanding for greater than one year, the commercial paper has been classified as long-term debt on the Company’s balance sheet as of September 30, 2002. The long-term debt that was repaid with the proceeds of the commercial paper issuance had been designated by the Company as a non-derivative hedge of the Company’s net investment in its Canadian subsidiary. The Company entered into a cross currency swap on September 25, 2002 which replaced the Canadian dollar long-term debt as a hedge of the net investment in the Company’s Canadian subsidiary. The counterparty to the financial instrument was an investment grade financial institution. The Company does not expect any loss from nonperformance by this counterparty. For additional information concerning the cross currency swap agreement, see Note 7 to the Condensed Consolidated Financial Statements included in this report.

As of September 30, 2002, 1.3 million shares of common stock remained under the Company’s repurchase authorization, after the repurchase of approximately 1.9 million shares in the third quarter of 2002. On October 30, 2002, the Company’s repurchase authorization was increased to 10 million shares.

On April 23, 2001, the Company announced that it would shut down the operations of Material Logic with the exception of FindMRO. In connection with this announcement, the Company took a pretax nonrecurring charge of $40.0 million in the second quarter of 2001. As of December 31, 2001, $9.5 million of the reserve remained. During the nine months ended September 30, 2002, the Company utilized $4.7 million of this reserve, of which $3.8 million were cash payments. As of September 30, 2002, $4.8 million of this reserve remains, which the Company anticipates will be funded from internally generated cash.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND THE RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Company has a contingent credit risk relating to certain guarantees of employee loans. As of September 30, 2002, 70 employees had loans outstanding to a bank aggregating $22.2 million, the largest of which was $4.4 million. For additional information concerning this credit risk, see Note 6 to the Condensed Consolidated Financial Statements included in this report.

FORWARD-LOOKING STATEMENTS

Throughout this Form 10-Q are forward-looking statements under the federal securities laws. The forward-looking statements relate to the Company’s expected future financial results and business plans, strategies, and objectives and are not historical facts. They are often identified by qualifiers such as: “will,” “expect,” “estimate,” “continue,” “should,” “intend,” or similar expressions. There are risks and uncertainties the outcome of which could cause the Company’s results to differ materially from what is projected.

Factors that may affect forward-looking statements include the following: higher product costs or other expenses; a major loss of customers; increased competitive pricing pressure on the Company’s businesses; failure to develop or implement new technologies or other business strategies; the outcome of pending and future litigation and governmental proceedings; changes in laws and regulations; facilities disruptions or shutdowns; disruption in transportation services; natural and other catastrophes; unanticipated weather conditions; and other difficulties in achieving or improving margins or financial performance.

Trends and projections could also be affected by general industry and market conditions, gross domestic product growth rates, general economic conditions, including interest rate and currency rate fluctuations, global and other conflicts, and other factors.

W.W. Grainger, Inc., and Subsidiaries
PART I - FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
For a description of additional market risks of the Company, see “Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s (including its consolidated subsidiaries) disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

(b)	Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

W.W. Grainger, Inc., and Subsidiaries
PART II-OTHER INFORMATION

 Items 1, 2, 3, 4 and 5 not applicable.

Item 6. Exhibits (numbered in accordance with Item 601 of regulation S-K).
(a)	Exhibits

4.	Letter concerning the appointment of EquiServe Trust Company, N.A., as successor rights agent, effective August 1, 2002, under the agreement, dated as of April 28, 1999, between the
		Company and Fleet National Bank (formerly BankBoston, N.A.).

	11.	Computations of Earnings per Share

	99.	Additional Exhibits

		1.	99.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		2.	99.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K
The Company filed a report on Form 8-K, dated August 13, 2002, reporting under Item 9 thereof information included as exhibits to the report, consisting of statements and certifications furnished to the Securities and Exchange Commission pursuant to Securities
	and Exchange Commission Order 4-460 and Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    W.W. Grainger, Inc.
                                                                                            (Registrant)

Date:  November 11, 2002                             By:              /s/ P.O. Loux
                                                                            P.O. Loux, Senior Vice President,
                                                                            Finance and Chief Financial Officer

Date:  November 11, 2002                             By:            /s/ J.E. Andringa
                                                                             J.E. Andringa, Vice President
                                                                                       and Controller

CERTIFICATION

I, R. L. Keyser, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of W.W. Grainger, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

By:    /s/ R. L. Keyser
Name: R. L. Keyser
Title: Chairman and Chief Executive Officer

CERTIFICATION

I, P. O. Loux, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of W.W. Grainger, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

By:     /s/ P. O. Loux
Name: P. O. Loux
Title: Senior Vice President, Finance and
          Chief Financial Officer

QuickLinks

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Earnings at September 30, 2002 and September 30, 2001

Condensed Consolidated Statements of Comprehensive Earnings at September 30, 2002 and September 30, 2001

Condensed Consolidated Balance Sheets at September 30, 2002 and December 31, 2001

Condensed Consolidated Statements of Cash Flows at September 30, 2002 and September 30, 2001

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Signatures

Certifications