Form 10-K
period 2002-12-31
GRAINGER W W INC
filed 2003-03-20
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT

(Mark One)

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
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

Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  X    No

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $3,996,680,807 as of the close of trading reported on the Consolidated Transaction Reporting System on June 28, 2002. The Company does not have non-voting common equity.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock $0.50 par value                                                    91,585,616 shares outstanding as of March 3, 2003

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2002 are incorporated by reference into Parts II and IV hereof.

Portions of the proxy statement relating to the annual meeting of shareholders of the registrant to be held on April 30, 2003, are incorporated by reference into Part III hereof.

CONTENTS
		Page(s)
PART I
Item 1:	BUSINESS	3-6
	THE COMPANY	3
	BRANCH-BASED DISTRIBUTION BUSINESSES	3-5
	INDUSTRIAL SUPPLY	3-4
	ACKLANDS-GRAINGER INC.	5
	FINDMRO	5
	GLOBAL SOURCING	5
	PARTS	5
	MEXICO	5
	DIGITAL BUSINESSES	5
	LAB SAFETY	5
	INTEGRATED SUPPLY	6
	INDUSTRY SEGMENTS	6
	COMPETITION	6
	EMPLOYEES	6
	WEB SITE ACCESS TO COMPANY REPORTS	6

Item 2:	PROPERTIES	6-7
Item 3:	LEGAL PROCEEDINGS	7
Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	7
Executive Officers of the Company		8
PART II
Item 5:	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS	9
Item 6:	SELECTED FINANCIAL DATA	9
Item 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9
Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	9
Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	9
Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	9

PART III
Item 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	9
Item 11:	EXECUTIVE COMPENSATION	9
Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	9
Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	9
Item 14:	CONTROLS AND PROCEDURES	9

PART IV
Item 15:	EXHIBITS AND REPORTS ON FORM 8-K	10-11

Signatures		12
Certifications		13-14

PART I

Item 1: Business

The Company
W.W. Grainger, Inc., was incorporated in the State of Illinois in 1928 and regards itself as being in the service business. It is the leading North American distributor of products used by businesses and institutions to keep their facilities and equipment running. As used herein, "Company" or "Grainger" means W.W. Grainger, Inc., and/or its subsidiaries as the context may require.

The Company uses a multichannel business model to provide customers with a range of options for finding and purchasing products through a network of branches, a field sales force, direct marketing, and Internet channels. The Company serves more than 1.5 million customers, both large and small. Orders can be placed via telephone, fax, Internet, or in person. Products are available for immediate pick-up or for shipment.

The Company reports its operating results in three segments: Branch-based Distribution Businesses, Lab Safety, and Integrated Supply. The Branch-based Distribution Businesses primarily serve the needs of North American businesses for facility maintenance products. Lab Safety Supply, Inc., serves customers who choose to purchase safety and other industrial products through a direct marketing company. Grainger’s Integrated Supply division serves customers seeking to outsource some or all of their indirect materials management process. In April 2001, the Company discontinued its Digital segment.

The Company also has internal business support functions which provide coordination and guidance in the areas of Accounting, Administrative Services, Business Development, Communications, Compensation and Benefits, Employee Development, Enterprise Systems, Finance, Human Resources, Investor Relations, Insurance and Risk Management, Internal Audit, International Operations, Legal, Real Estate and Construction Services, Security and Safety, Taxes, and Treasury services. These services are provided in varying degrees to all business units.

A number of Company-wide capabilities assist business units in serving their respective markets. These capabilities include technology and information management, supplier partnerships, supply chain management skills, and an understanding of the customers’ facility maintenance environments.

The Company does not engage in basic or substantive product research and development activities. Items are added and deleted regularly to the Company’s product lines on the basis of market information, recommendations of employees, customers, and suppliers, and other factors. The Company focuses research and development efforts on methods of serving customers and the product distribution process.

Branch-based Distribution Businesses
The Branch-based Distribution Businesses provide North American customers with product solutions to their facility maintenance needs. Logistics networks are configured for rapid availability. Grainger offers a broad selection of facility maintenance products through local branches, catalogs, and via the Internet. The Branch-based Distribution Businesses consist of Grainger's Industrial Supply division, Acklands-Grainger Inc. (Canada), Grainger's FindMRO division, Grainger's Export division, Grainger's Global Sourcing division, Grainger's Parts division, Grainger, S.A. de C.V. (Mexico), and Grainger Caribe Inc. (Puerto Rico). Described below are the more significant of these businesses.

Industrial Supply
The focus of Grainger’s Industrial Supply division is to provide U.S. businesses and institutions of all sizes the best combination of product breadth, local availability, speed of delivery, and simplicity of ordering at a competitive price. Its primary customers are small and medium-sized companies, but it also addresses the needs of large organizations.

Grainger’s Industrial Supply division operates 393 branches located in all 50 states. These branches are located within 20 minutes of the majority of U.S. businesses and serve the immediate needs of their local market. Customers pick up items directly from the branches.

On average, a branch is 20,000 square feet, has 12 employees, and handles about 231 transactions per day. During 2002, an average of 91,000 sales transactions were completed daily. Industrial Supply’s branches range in size from small storefront branches to large master branches. Storefront branches are used to fulfill will-call needs and customer service. Industrial Supply has four master branches, which range in size from 45,000 square feet to 109,000 square feet. Master branches handle a high volume of counter/will-call customers daily, in addition to shipping for other branches. In 2002, Industrial Supply opened a 62,000 square foot branch in Atlanta, Georgia, with a large showroom, which encourages self-service. In 2002, Industrial Supply invested more than $4 million in plant and equipment related to new branches, branch relocations, and branch additions. During the year, six new branches were opened, five were relocated, one was closed, and a number of remodeling projects were completed.

Industrial Supply is in the process of reconfiguring its distribution network to remove a warehousing step from the current distribution system. This redesign is intended to reduce costs, increase capacity, and improve customer service. As part of the redesign, Industrial Supply is transforming its existing zone and regional distribution centers into more highly automated distribution centers (DCs). Five new and four redesigned DCs will take over most of the shipping currently handled by the branches. When complete, the DCs will average more than 300,000 square feet in size, employ state-of-the-art equipment and processes, and stock approximately 50,000 frequently purchased items within a particular market.

Industrial Supply currently operates three zone distribution centers, and three new automated DCs. DCs ship orders, including Internet orders, directly to customers for all branches located in their service area and replenish branch inventories. Two regional distribution centers located in Greenville County, South Carolina, and Kansas City, Missouri, replenish DC inventories and branches not served by a DC. The national distribution center merged with the Chicago DC in the fourth quarter of 2002. In addition to the other functions of a DC, the Chicago facility continues to be the national distribution center, serving customers and the entire network with slower moving inventory items.

Industrial Supply sells principally to industrial and commercial maintenance departments, service shops, manufacturers, hotels, government facilities, contractors, and healthcare and educational facilities. Sales transactions during 2002 were made to approximately 1.3 million customers. It is estimated that approximately 23% of 2002 sales consisted of items bearing the Company’s registered trademarks, including DAYTON® (principally electric motors, heating, and ventilation equipment), TEEL® (liquid pumps), SPEEDAIRE® (air compressors), AIR HANDLER® (air filtration equipment), DEM-KOTE® (spray paints), WESTWARD® (hand and power tools), CONDOR™ (safety products), and LUMAPRO® (task and outdoor lighting), as well as other Company trademarks. The Company has taken steps to protect these trademarks against infringement and believes that they will remain available for future use in its business. Sales of remaining items generally consisted of products carrying the names of other well-recognized brands.

The current Industrial Supply catalog, issued in February 2003, offers almost 90,000 facility maintenance products. Approximately 1.4 million copies of the catalog were produced in 2002. A CD-ROM version of the catalog supplements the paper version with a fast, easy way to select products. Approximately 190,000 copies of the CD-ROM catalog were produced in 2002.

Customers can also use grainger.com. This Web site serves as a prominent service channel for the Industrial Supply division. Customers have access to a much larger selection of products through grainger.com. It is available 24 hours a day, seven days a week, providing real-time product availability, customer-specific pricing, multiple product search capabilities, customer personalization, and links to customer support and the fulfillment system. For large customers interested in connecting to grainger.com through sophisticated purchasing platforms, grainger.com has a universal connection. This technology translates the different data formats used by electronic marketplaces, exchanges, and e-procurement systems and allows information from these systems to be fed directly into Industrial Supply’s operating platform. Orders processed through grainger.com resulted in sales of approximately $420 million in 2002, $333 million in 2001, and $267 million in 2000.

Industrial Supply purchases products from approximately 1,200 suppliers, most of whom are manufacturers. No single supplier comprised more than 10% of Industrial Supply’s purchases; and no significant difficulty has been encountered with respect to sources of supply.

Acklands-Grainger Inc. (Acklands)
Acklands is Canada’s leading broad-line distributor of industrial, fleet, and safety supplies. It serves customers through 176 branches across Canada. Acklands distributes tools, lighting, HACR, safety supplies, pneumatics, instruments, welding equipment and supplies, motors, and shop equipment, as well as many other items. A comprehensive catalog, printed in both English and French, showcases the product line and helps customers select products. This catalog, with more than 70,000 products, supports the efforts of approximately 250 field sales representatives throughout Canada. During 2002, approximately 15,000 sales transactions were completed daily. In addition, customers can access products online via the Internet at acklandsgrainger.com. On February 1, 2002, the Company finalized a joint venture agreement combining Acklands’ automotive aftermarket parts division and the Western Division of Uni-Select Inc., a Canadian distributor of automotive and industrial supplies. The Company has a 50% stake in the new joint venture, which is managed by Uni-Select.

FindMRO
FindMRO is a sourcing service for facilities maintenance products that meet specific customer requirements. Through sophisticated search technologies and sourcing expertise, FindMRO locates products when a source is unknown to the customer. FindMRO has access to more than 4,000 suppliers and five million products. Its services can be accessed through a Grainger sales representative or a branch.

Global Sourcing
Global Sourcing procures competitively priced, high-quality products produced outside the United States. Grainger businesses sell these items primarily under private labels. Products obtained through Global Sourcing in 2002 include WESTWARD® tools, LUMAPRO® lighting products, and CONDOR™ safety products, as well as products bearing other trademarks.

Parts
Parts provides access to more than 2.5 million parts and accessories, stocking 72,000 of them in its Northbrook, Illinois, warehouse. Customers can purchase over the telephone or online at grainger.com. Trained customer service representatives have online access to more than 270,000 pages of detailed parts diagrams. Parts handled about 1.6 million customer calls in 2002 through its call centers in Northbrook, Illinois, and Waterloo, Iowa.

Parts has been ISO 9002 certified since 1995 and its 100% compliance with ISO 9002 standards ranked it among the top 10% of all ISO-certified companies.

Mexico
Grainger’s operations in Mexico provide local businesses with facility maintenance products from both Mexico and the United States. The business employed 68 sales representatives at December 31, 2002. From its five branches in Mexico and U.S. branches along the border, the business provides delivery of approximately 70,000 products throughout Mexico. Customers can order products using a Spanish-language general catalog or online at grainger.com.mx. The largest branch in Mexico, an 80,000 square foot facility, is located outside of Monterrey, Mexico.

Digital Businesses
In April 2001, the Company announced it was discontinuing the operations of Material Logic. All of Material Logic’s branded e-commerce sites were shut down with the exception of FindMRO, which remains in the Branch-based Distribution Businesses segment.

Lab Safety
Lab Safety is a direct marketer of safety and other industrial products to U.S. and Canadian businesses. Lab Safety, located in Janesville, Wisconsin, primarily reaches its customers through targeted catalogs and other marketing materials distributed throughout the year.

Lab Safety offers extensive product depth, technical support, and high service levels. It is a primary supplier for many small and medium-sized companies and a backup supplier for many larger companies. During 2002, Lab Safety issued ten unique catalogs targeted to specific customer groups. Lab Safety provides access to more than 100,000 products through its catalogs. In addition, customers can access products using a CD-ROM version of the catalog or online via the Internet at labsafety.com.

Integrated Supply
Effective 2001, this segment consists solely of Grainger's Integrated Supply division. In prior years, this segment was called "Integrated Supply and Other Businesses" and included additional business units.

Integrated Supply
Integrated Supply serves customers who have chosen to outsource some or all of their indirect materials management processes. The service offering enables customers to focus on their core business objectives.

Integrated Supply offers a full complement of on-site outsourcing solutions, including business process reengineering, inventory and tool crib management, supply chain management, purchasing management, and information management.

Industry Segments
For 2002 the Company is reporting three industry segments: Branch-based Distribution, Lab Safety, and Integrated Supply. For segment information and the Company’s consolidated net sales and operating earnings see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8: Financial Statements and Supplementary Data.” The total assets of the Company for the last five years were: 2002, $2,437 million; 2001, $2,331 million; 2000, $2,460 million; 1999, $2,565 million; and 1998, $2,104 million.

Competition
The Company faces competition in all the markets it serves, from manufacturers (including some of the Company’s own suppliers) that sell directly to certain segments of the market, from wholesale distributors, from catalog houses, from certain Internet-based businesses and product fulfillment mechanisms, and from certain retail enterprises.

The principal means by which the Company competes with manufacturers and other distributors are by local stock availability, efficient service, account managers, competitive pricing, its catalogs (which include product descriptions and in certain cases extensive technical and application data), electronic and Internet commerce technology, and other efforts to assist customers in lowering their total facility maintenance costs. The Company believes that it can effectively compete on a price basis with manufacturers on small orders, but that manufacturers may enjoy a cost advantage in filling large orders.

The Company serves a number of diverse markets and in some markets reasonably estimates the Company’s competitive position within those markets. However, taken as a whole, the Company is unable to determine its market share relative to others engaged in whole or in part in similar activities.

Employees
As of December 31, 2002, the Company had 15,236 employees, of whom 13,183 were full-time and 2,053 were part-time or temporary. The Company has never had a major work stoppage and considers employee relations to be good.

Web Site Access to Company Reports
The Company makes available, free of charge, on or through its Web site, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after this material is electronically filed with or furnished to the Securities and Exchange Commission. This material may be accessed by visiting the Investor Relations section of the Company’s Web site at http://investor.grainger.com.

Item 2: Properties
As of December 31, 2002, the Company’s owned and leased facilities totaled 17,564,000 square feet, a decrease of about 2% from 2001. Industrial Supply and Acklands accounted for the majority of the total square footage. Industrial Supply facilities are located throughout the United States. Acklands facilities are located throughout Canada.

Industrial Supply branches range in size from 1,200 to 109,000 square feet and average approximately 20,000 square feet. Most are located in or near major metropolitan areas with many located in industrial parks. Typically, a branch is on one floor, is of masonry construction, consists primarily of warehouse space, sales areas and offices and has off-the-street parking for customers and employees. The Company considers that its properties are generally in good condition, well maintained, and are suitable and adequate to carry on the Company’s business.

The significant facilities of the Company are briefly described below:

Location	Facility and Use	Size in Square Feet

Chicago Area (1)	Headquarters and General Offices	1,176,000
Kansas City, MO (1)	Regional Distribution Center	1,435,000
Greenville County, SC (1)	Regional Distribution Center	1,090,000
United States (1)	Six Distribution Centers	2,280,000
United States (2)	393 Industrial Supply branch locations	7,662,000
United States and Mexico (3)	All other facilities	1,832,000
Canada (4)	176 Acklands facilities	2,089,000

	Total Square Feet	17,564,000

(1)	These facilities are either owned or leased with most leases expiring between 2003 and 2008. The owned facilities are not subject to any mortgages.
(2)	Industrial Supply branches consist of 286 owned and 107 leased properties. The owned facilities are not subject to any mortgages.
(3)	Other facilities represent Lab Safety as well as other owned and leased general branch offices, distribution centers, and leased branches. Two branches are located in Puerto Rico and five are located in Mexico. The owned facilities are not subject to any mortgages.
(4)	Acklands' facilities consist of general offices, distribution centers, and branches, of which 63 are owned and 113 leased. The owned facilities are not subject to any mortgages.

Item 3: Legal Proceedings
As of January 28, 2003, the Company is named, along with numerous other non-affiliated companies, as a defendant in approximately 600 lawsuits brought on behalf of approximately 1,110 named plaintiffs pending in the courts of various states. These lawsuits typically involve claims of personal injury arising from alleged exposure to products containing asbestos and allegedly distributed by the Company. From January 1, 2002, to January 28, 2003, the Company has been dismissed from approximately 60 similar lawsuits, typically because there has not been product identification. The Company has denied, or intends to deny, the allegations in the remaining lawsuits. If a specific product distributed by the Company is identified in any of these lawsuits, the Company would attempt to exercise indemnification remedies against the product manufacturer. In addition, the Company believes that a substantial portion of these claims are covered by insurance. The Company is engaged in active discussions with its insurance carriers regarding the scope and amount of coverage. While the Company is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 4: Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2002.

Executive Officers of the Company

Following is information about the Executive Officers of the Company including age in March 2003. Executive Officers of the Company generally serve until the next annual election of officers, or until earlier resignation or removal.

Name and Age	Positions and Offices Held and Principal Occupations and Employment During the Past Five Years

Judith E. Andringa (42)	Vice President and Controller. Before joining the Company in 2002, Ms. Andringa was Controller of the Foodservice Division of Kraft Foods, Inc., a position assumed in 2000 after serving Kraft as Director of Finance, Marketing Services Group. Her prior positions at Kraft included Controller, Sales and Customer Service, and Director, Financial Planning and Analysis, of the Meals Division.

Wesley M. Clark (51)	President and Chief Operating Officer, a position assumed in 2001 after serving as Group President. Before assuming the last-mentioned position in 1997, Mr. Clark served as Senior Vice President, Operations and Quality.

Timothy M. Ferrarell (46)	Senior Vice President, Enterprise Systems, a position assumed in 2001 after serving as Vice President, Quality and Business Planning. Before assuming the last mentioned position in 1998, Mr. Ferrarell served as Vice President, Marketing. Previously, he served as Vice President, Product Management.

Nancy A. Hobor (56)	Senior Vice President (formerly Vice President), Communications and Investor Relations. Before joining the Company in 1999, Ms. Hobor was Vice President, Corporate Communications and Investor Relations of Morton International, Inc.

John L. Howard (45)	Senior Vice President and General Counsel. Before joining the Company in 2000, Mr. Howard was Vice President and General Counsel of Tenneco Automotive, a position assumed after serving as Vice President, Law and Assistant General Counsel of Tenneco, Inc.

Richard L. Keyser (60)	Chairman of the Board, a position assumed in 1997, and Chief Executive Officer, a position assumed in 1995. Previously, Mr. Keyser served as the Company's President and Chief Operating Officer.

Larry J. Loizzo (48)	Senior Vice President (formerly Vice President), of the Company and President of Lab Safety Supply, Inc.

P. Ogden Loux (61)	Senior Vice President, Finance and Chief Financial Officer, positions assumed in 1997 after serving as Vice President, Finance.

Peter M. Perez (49)	Senior Vice President, Human Resources. Before joining the Company in 2002, Mr. Perez was Chief Human Resource Officer of Alliant Exchange, Inc., an affiliate of Clayton, Dublier & Rice, Inc. Previously, he was Senior Vice President, Human Resources of Whitman Corporation, an affiliate of PepsiCo, Inc.

James T. Ryan (44)	Executive Vice President, Marketing, Sales and Service. Until assuming his current role in 2001, Mr. Ryan served as Vice President of the Company and President of grainger.com. Previously, he served as Vice President, Information Services.

John A. Schweig (45)	Senior Vice President, Strategy and Development, a position assumed in 2003 after serving as Senior Vice President, Business Development and International.

John W. Slayton, Jr. (57)	Senior Vice President, Merchandising, a position assumed in 2003 after serving as Senior Vice President, Supply Chain Management. Before assuming the last-mentioned position in 1997, Mr. Slayton served as Senior Vice President, Product Management.

PART II

Item 5: Market for Registrant's Common Equity and Related Shareholder Matters

The information required by this item is incorporated by reference to the inside back cover of the Company’s 2002 Annual Report to Shareholders.

Item 6: Selected Financial Data

The information required by this item is incorporated by reference to page 31 of the Company’s 2002 Annual Report to Shareholders.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated by reference to pages 21 to 30 of the Company’s 2002 Annual Report to Shareholders.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated by reference to page 30 of the Company’s 2002 Annual Report to Shareholders.

Item 8: Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the financial statements and report thereon by Grant Thornton LLP dated January 28, 2003, appearing on pages 31 to 58, and the supplementary data attached herein on pages 15 to 16.

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10: Directors and Executive Officers of the Registrant

The information required by this item regarding directors of the Company is incorporated by reference to the Company’s proxy statement relating to the annual meeting of shareholders to be held April 30, 2003, under the captions “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this item regarding executive officers of the Company is set forth in Part I of this report under the caption “Executive Officers of the Company.”

Item 11: Executive Compensation

The information required by this item is incorporated by reference to the Company’s proxy statement relating to the annual meeting of shareholders to be held April 30, 2003, under the captions “Director Compensation” and “Executive Compensation.”

Item 12: Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the Company’s proxy statement relating to the annual meeting of shareholders to be held April 30, 2003, under the captions “Ownership of Grainger Stock” and “Equity Compensation Plans.”

Item 13: Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Company’s proxy statement relating to the annual meeting of shareholders to be held April 30, 2003, under the caption “Director Compensation.”

Item 14: Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s (including its consolidated subsidiaries) disclosure controls and procedures pursuant to Exchange Act Rule13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

(b)	Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

PART IV

Item 15: Exhibits and Reports on Form 8-K

(a)	1.	The following financial statements of the Company and its consolidated subsidiaries are filed as part of this report:
2002 Annual Report Page(s)

		Report of Independent Certified Public Accountants		31

		Consolidated Statements of Earnings for the years ended December 31, 2002, 2001, and 2000		32

		Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2002, 2001, and 2000		33

		Consolidated Balance Sheets as of December 31, 2002, 2001, and 2000		34-35

		Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000		36-37

		Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2002, 2001, and 2000		38-39

		Notes to Consolidated Financial Statements		40-58

	2.	The schedules listed in Reg. 210.5-04 have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

	3.	Exhibits:
		(3) (a)	Restated Articles of Incorporation dated April 27, 1994, incorporated by reference to Exhibit 3(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

		(b)	Bylaws, as amended, incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

		(4)	Instruments Defining the Rights of Security Holders, Including Indentures

		(a)	Agreement dated as of April 28, 1999 between the Company and Fleet National Bank (formerly Bank Boston, NA), as rights agent, incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated April 28, 1999, and related letter concerning the appointment of EquiServe Trust Company, N.A., as successor rights agent, effective August 1, 2002, incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

		(b)	No instruments which define the rights of holders of the Company's Industrial Development Revenue Bonds are filed herewith, pursuant to the exemption contained in Regulation S-K, Item 601(b)(4)(iii). The Company hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any such instrument.

	(10)	Material Contracts:
Compensatory Plans or Arrangements
			(i)	Director Stock Plan, as amended, incorporated by reference to Exhibit 10(d)(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
			(ii)	Office of the Chairman Incentive Plan, incorporated by reference to Appendix B of the Company's Proxy Statement dated March 26, 1997.
			(iii)	1990 Long-Term Stock Incentive Plan, as amended.
			(iv)	2001 Long-Term Stock Incentive Plan, as amended.
			(v)	Executive Death Benefit Plan, as amended, incorporated by reference to Exhibit 10(b)(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
			(vi)	Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.
			(vii)	1985 Executive Deferred Compensation Plan, as amended, incorporated by reference to Exhibit 10(d)(vii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
			(viii)	Supplemental Profit Sharing Plan, as amended, incorporated by reference to Exhibit 10(b)(viii) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.
			(ix)	Form of Change in Control Employment Agreement between the Company and certain of its executive officers, incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
	(11)	Computations of Earnings Per Share.
	(13)	Portions of the Company's 2002 Annual Report to Shareholders.
	(21)	Subsidiaries of the Company.
	(23)	Consent of Independent Certified Public Accountants.
	(99)	Additional Exhibits
		(99.1)		Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
		(99.2)		Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly issued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 20, 2003

W.W. GRAINGER, INC.

By:	/s/ R. L. Keyser

R. L. Keyser Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company on March 20, 2003 in the capacities indicated.

/s/ R.L. Keyser	/s/ Frederick A. Krehbiel

R.L. Keyser Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Director)	Frederick A. Krehbiel Director

/s/ P.O. Loux	/s/ John W. McCarter, Jr.

P.O. Loux Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	John W. McCarter, Jr. Director

/s/ J.E. Andringa	/s/ Neil S. Novich

J.E. Andringa Vice President and Controller (Principal Accounting Officer)	Neil S. Novich Director

/s/ Brian P. Anderson	/s/ James D. Slavik

Brian P. Anderson Director	James D. Slavik Director

/s/ Wesley M. Clark	/s/ Harold B. Smith

Wesley M. Clark Director	Harold B. Smith Director

/s/ Wilbur H. Gantz	/s/ Fred L. Turner

Wilbur H. Gantz Director	Fred L. Turner Director

/s/ David W. Grainger	/s/ Janiece S. Webb

David W. Grainger Director	Janiece S. Webb Director

CERTIFICATION

I, R. L. Keyser, certify that:

1.
    I have reviewed this annual report
on Form 10-K of W.W. Grainger, Inc.;

2.
    Based on my knowledge, this annual
      report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
    Based on my knowledge, the
      financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
    The registrant's other certifying
      officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and
15d-14) for the registrant and we have:

a)
    designed such disclosure controls and
      procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
    evaluated the effectiveness of the registrant's
      disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");
and

c)
    presented in this annual report our conclusions
      about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
    The registrant's other certifying
      officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
    all significant deficiencies in the design or
      operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
    any fraud, whether or not material, that
      involves management or other employees who have a significant role in the registrant's internal controls; and

6.
    The registrant's other certifying
      officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

By: /s/ R. L. Keyser

Name: R. L. Keyser

Title: Chairman and Chief Executive Officer

CERTIFICATION

I, P. O. Loux, certify that:

1.
    I have reviewed this annual report
on Form 10-K of W.W. Grainger, Inc.;

2.
    Based on my knowledge, this annual
      report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
    Based on my knowledge, the
      financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
    The registrant's other certifying
      officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and
15d-14) for the registrant and we have:

a)
    designed such disclosure controls and
      procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
    evaluated the effectiveness of the registrant's
      disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");
and

c)
    presented in this annual report our conclusions
      about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
    The registrant's other certifying
      officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
    all significant deficiencies in the design or
      operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
    any fraud, whether or not material, that
      involves management or other employees who have a significant role in the registrant's internal controls; and

6.
    The registrant's other certifying
      officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

By: /s/ P.O. Loux

Name: P.O Loux

Title: Senior Vice President, Finance and Chief Financial Officer

       W.W. Grainger, Inc., and Subsidiaries
COMPUTATIONS OF EARNINGS PER SHARE

EXHIBIT 11

2002
2001
2000

BASIC:

    Weighted average number of shares outstanding
during the year

91,982,430

93,189,132

93,003,813

Earnings before cumulative effect of accounting change

$ 235,488,000

$ 174,530,000

$ 192,903,000

Cumulative effect of accounting change

(23,921,000
)
--

--

Net earnings

$ 211,567,000

$ 174,530,000

$ 192,903,000

Earnings per share before

cumulative effect of accounting change

$ 2.56

$ 1.87

$ 2.07

Cumulative effect of accounting change per share

(0.26
)
--

--

Earnings per share

$ 2.30

$ 1.87

$ 2.07

DILUTED:

Weighted average number of

shares outstanding during the year

91,982,430

93,189,132

93,003,813

Potential shares:

Shares issuable under outstanding options

7,115,270

4,155,999

1,661,573

      Shares which could have been purchased based
on

        the average market value for the
period

(5,721,423
)
(3,625,281
)
(1,267,602
)

1,393,847

530,718

393,971

    Dilutive effect of exercised options prior to being
exercised

29,738

16,696

21,406

Shares for the portion of the period

that the options were outstanding

1,423,585

547,414

415,377

Contingently issuable shares

897,482

991,322

804,625

2,321,067

1,538,736

1,220,002

Adjusted weighted average number of shares

outstanding during the year

94,303,497

94,727,868

94,223,815

Earnings before cumulative effect of accounting change

$ 235,488,000

$ 174,530,000

$ 192,903,000

Cumulative effect of accounting change

(23,921,000
)
--

--

Net earnings

$ 211,567,000

$ 174,530,000

$ 192,903,000

Earnings per share before

cumulative effect of accounting change

$ 2.50

$ 1.84

$ 2.05

Cumulative effect of accounting change per share

(0.26
)
--

--

Earnings per share

$ 2.24

$ 1.84

$ 2.05

CONSENT OF INDEPENDENT CERTIFIED

EXHIBIT 23

PUBLIC ACCOUNTANTS

We hereby consent to the incorporation of our report on page 31 of the Annual
Report by reference in the

prospectuses constituting part of the Registration Statements on Form S-8 (Nos.
33-43902, 333-24215, 333-56362

and 333-61980) and on Form S-4 (No. 33-32091) of W.W. Grainger, Inc.

GRANT THORNTON LLP

Chicago, Illinois

March 20, 2003