Form 10-Q
period 2003-03-31
GRAINGER W W INC
filed 2003-05-13
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003

or

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

Yes  X    No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 91,631,529 shares of the Company’s Common Stock were outstanding as of April 30, 2003.

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Earnings For the Three Months Ended March 31, 2003 and March 31, 2002	3 - 4
	Condensed Consolidated Statements of Comprehensive Earnings For the Three Months Ended March 31, 2003 and March 31, 2002	5
	Condensed Consolidated Balance Sheets at March 31, 2003 and December 31, 2002	6 - 7
	Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2003 and March 31, 2002	8 - 9
	Notes to Condensed Consolidated Financial Statements	10 - 16
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17 - 22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	23
PART II	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 6.	Exhibits and Reports on Form 8-K	25
Signatures		26
Certifications		27 - 28

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

W.W. Grainger, Inc., and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars except for per share amounts)
(Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                        2003           2002
                                                     -----------    -----------

Net sales                                            $ 1,139,269    $ 1,125,265

Cost of merchandise sold                                 745,413        742,236
                                                     -----------    -----------

  Gross profit                                           393,856        383,029

Warehousing, marketing, and
 administrative expenses                                 302,449        293,069
                                                     -----------    -----------

  Operating earnings                                      91,407         89,960

Other income and (expense)
  Interest income                                            773            979
  Interest expense                                        (1,435)        (1,534)
  Equity in loss of unconsolidated entities               (1,055)          (720)
  Gains on sales of investment securities                   --            7,308
  Unclassified-net                                        (1,646)         2,745
                                                     -----------    -----------
    Net other income and (expense)                        (3,363)         8,778
                                                     -----------    -----------

Earnings before income taxes and cumulative
 effect of accounting change                              88,044         98,738

Income taxes                                              35,640         40,280
                                                     -----------    -----------

    Earnings before cumulative effect of
     accounting change                                    52,404         58,458

Cumulative effect of accounting change                      --          (23,921)
                                                     -----------    -----------

    Net earnings                                     $    52,404    $    34,537
                                                     ===========    ===========

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Continued)
(In thousands of dollars except for per share amounts)
(Unaudited)

                                                                                                                                                                                                        Three Months Ended
                                                     Three Months Ended
                                                          March 31,
                                              ---------------------------------
                                                    2003             2002
                                              --------------    ---------------

Earnings per share before cumulative
 effect of accounting change:

  Basic                                       $         0.58    $          0.63
                                              ==============    ===============
  Diluted                                     $         0.57    $          0.61
                                              ==============    ===============
Cumulative effect of accounting change:

  Basic                                       $         --      $         (0.26)
                                              ==============    ===============
  Diluted                                     $         --      $         (0.25)
                                              ==============    ===============

Earnings per share:

  Basic                                       $         0.58    $          0.37
                                              ==============    ===============
  Diluted                                     $         0.57    $          0.36
                                              ==============    ===============

Weighted average number of shares
 outstanding:

  Basic                                           90,865,346         92,618,855
                                              ==============    ===============
  Diluted                                         92,584,753         95,428,131
                                              ==============    ===============
Cash dividends paid per share                 $        0.180    $         0.175
                                              ==============    ===============

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            2003        2002
                                                          --------     --------

Net earnings                                              $ 52,404     $ 34,537

Other comprehensive earnings (losses):

  Foreign currency translation adjustments, net
     of tax benefit (expense) related to designated
     hedge of $3,118 and $(101), respectively               12,349          157

  (Losses) gains on investment securities:

     Unrealized holding losses, net of tax benefit
      of $795 and $1,189, respectively                      (1,243)      (1,860)

     Reclassifications for net losses (gains) included
      in earnings, net of tax (benefit) expense of
      $(629) and $2,850, respectively                          985       (4,458)
                                                          --------     --------

Comprehensive earnings                                    $ 64,495     $ 28,376
                                                          ========     ========

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars except for per share amounts)

                                                       (Unaudited)
                                                        March 31,     Dec. 31,
ASSETS                                                    2003           2002
--------------------------------------------------     ----------    ----------
CURRENT ASSETS
  Cash and cash equivalents                            $  218,585    $  208,528
  Accounts receivable (less allowances for
   doubtful accounts of $28,616 and $26,868,
   respectively)                                          454,981       423,240
  Inventories                                             706,016       721,178
  Prepaid expenses                                         52,779        36,665
  Deferred income tax benefits                             97,955        95,336
                                                       ----------    ----------
    Total current assets                                1,530,316     1,484,947

PROPERTY, BUILDINGS, AND EQUIPMENT                      1,515,626     1,492,858
  Less accumulated depreciation and amortization          776,960       756,051
                                                       ----------    ----------
  Property, buildings, and equipment-net                  738,666       736,807

DEFERRED INCOME TAXES                                      23,696        20,541

INVESTMENTS IN UNCONSOLIDATED ENTITIES                     19,336        15,988

GOODWILL, NET                                             120,650       114,428

OTHER ASSETS AND INTANGIBLES, NET                          60,079        64,737
                                                       ----------    ----------

TOTAL ASSETS                                           $2,492,743    $2,437,448
                                                       ==========    ==========

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars except for per share amounts)

                                                      (Unaudited)
                                                       March 31,       Dec. 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                     2003            2002
--------------------------------------------          -----------    -----------
CURRENT LIABILITIES
  Short-term debt                                     $     2,793    $     2,967
  Current maturities of long-term debt                      6,505          6,505
  Trade accounts payable                                  301,276        290,807
  Accrued expenses                                        204,138        248,085
  Income taxes                                             65,273         37,902
                                                      -----------    -----------
     Total current liabilities                            579,985        586,266

LONG-TERM DEBT (less current maturities)                  127,564        119,693

ACCRUED EMPLOYMENT-RELATED BENEFITS COSTS                  67,551         63,791

SHAREHOLDERS' EQUITY
  Cumulative Preferred Stock - $5 par value -
    12,000,000 shares authorized; none issued
    nor outstanding                                            --             --
  Common Stock - $0.50 par value - 300,000,000
    shares authorized; issued 109,034,253 and
    109,017,642 shares, respectively                       54,517         54,509
  Additional contributed capital                          380,464        379,942
  Retained earnings                                     2,118,972      2,083,072
  Unearned restricted stock compensation                  (15,354)       (17,144)
  Accumulated other comprehensive losses                  (23,651)       (35,742)
  Treasury stock, at cost - 17,458,587
    and 17,449,587 shares, respectively                  (797,305)      (796,939)
                                                      -----------    -----------

  Total shareholders' equity                            1,717,643      1,667,698
                                                      -----------    -----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 2,492,743    $ 2,437,448
                                                      ===========    ===========

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

                                                              Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                              2003        2002
                                                            --------    --------
Cash flows from operating activities:
   Net earnings                                             $ 52,404    $ 34,537
   Provision for losses on accounts receivable                 3,901       4,629
   Deferred income taxes                                      (2,490)       (143)
   Depreciation and amortization:
    Property, buildings, and equipment                        19,823      19,688
    Other intangibles                                            161         195
    Amortization of capitalized software                       4,912       4,301
   Gains on sales of investment securities                       --       (7,308)
   Net gains on sales of property, buildings and
    equipment                                                   (137)     (2,820)
   Write-down of investments                                   1,614        --
   Losses on unconsolidated entities                           1,055         720
   Cumulative effect of accounting change                        --       23,921
   Change in operating assets and liabilities-net
    of joint venture contributions:
     Increase in accounts receivable                         (32,318)    (38,073)
     Decrease (increase) in inventories                       21,693     (25,384)
     Increase in prepaid expenses                            (16,089)     (5,456)
     Increase in trade accounts payable                        9,110      67,071
     Decrease in other current liabilities                   (44,638)    (40,304)
     Increase in current income taxes payable                 25,508      25,611
     Increase in accrued employment-related
       benefits costs                                          3,760       1,902
    Other-net                                                  1,385       4,383
                                                            --------    --------

        Net cash provided by operating activities           $ 49,654    $ 67,470
                                                            --------    --------

Cash flows from investing activities:
   Additions to property, buildings, and
     equipment-net of dispositions                          $(19,709)   $(15,270)
   Additions to capitalized software                          (2,004)     (3,623)
   Proceeds from sales of investment securities                   --      15,957
   Investments in unconsolidated entities                     (3,564)     (3,210)
   Other-net                                                     179       1,341
                                                            --------    --------

        Net cash used in investing activities               $(25,098)   $ (4,805)
                                                            --------    --------

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands of dollars)
(Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                          2003          2002
                                                       ---------     ----------
Cash flows from financing activities:
  Net decrease in short-term debt                      $    (174)    $  (1,918)
  Long-term debt payments                                   (123)       (1,900)
  Stock options exercised                                  1,574        10,541
  Purchase of treasury stock-net                            (502)         --
  Cash dividends paid                                    (16,504)      (16,372)
                                                       ---------     ---------

         Net cash used in financing activities         $ (15,729)    $  (9,649)
                                                       ---------     ---------

Exchange rate effect on cash and cash equivalents          1,230          (272)
                                                       ---------     ---------

Net increase in cash and cash equivalents                 10,057        52,744

Cash and cash equivalents at beginning of year           208,528       168,846
                                                       ---------     ---------

Cash and cash equivalents at end of period             $ 218,585     $ 221,590
                                                       =========     =========

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BACKGROUND AND BASIS OF STATEMENT PRESENTATION

W.W. Grainger, Inc., "the Company," is engaged in the distribution of facilities maintenance products, services, and related information to businesses and institutions in North America.

The Condensed Consolidated Financial Statements of the Company and the related notes are unaudited and should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The Condensed Consolidated Balance Sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the statements contained herein.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” It is an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize at the inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. Disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of this interpretation did not have a material effect on the Company’s results of operations or financial position. See Note 9 to the Condensed Consolidated Financial Statements for information regarding the Company’s warranty reserves. The Company has guaranteed certain bank loans of employees and has certain other guarantees as disclosed in Notes 7 and 9 to the Condensed Consolidated Financial Statements.

3. STOCK INCENTIVE PLANS

The Company maintains various stock incentive plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company recognizes compensation cost for restricted shares and restricted stock units granted to employees. No compensation cost is recognized for stock option grants. All options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-based Compensation,” to stock-based compensation. The following table also provides the amount of stock-based compensation cost included in net earnings as reported.

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                    (In thousands of dollars,
                                                   except for per share amounts)

                                                      2003             2002
                                                   ----------      ------------

Net earnings as reported                           $   52,404      $     34,537
Deduct:
    Total stock-based employee compensation
     expense determined under the fair value
     based method for all awards, net of
     related tax                                       (3,442)           (3,342)
                                                   ----------        ----------

Pro forma net earnings                             $   48,962      $     31,195
                                                   ==========        ==========

Earnings per share:
    Basic - as reported                            $     0.58      $       0.37
    Basic - pro forma                              $     0.54      $       0.34
    Diluted - as reported                          $     0.57      $       0.36
    Diluted - pro forma                            $     0.53      $       0.33

Stock-based employee compensation cost, net
    of related tax, included in net earnings
    as reported                                    $    1,075      $        917

4. CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets."  As a result of the application of the new impairment methodology introduced by SFAS No. 142, the Company recorded a noncash charge to earnings of $32.3 million ($23.9 million after-tax, or $0.25 per diluted share) related to the write-down of goodwill of its Canadian subsidiary, Acklands-Grainger, Inc. (Acklands).

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5. SPECIAL CHARGES

In 2001, the Company announced plans to shut down the operations of Material Logic, with the exception of FindMRO, and write down its investment in other digital activities. In connection with this shut down, the Company took a pretax charge against operating earnings of $39.1 million (after-tax $23.2 million) in 2001. The Company provided a comprehensive separation package, including outplacement services, to the employees whose jobs were eliminated. As part of the shut down, 166 employees were severed. Severance payments began in July 2001 and will continue until June 2004, when the last severance package expires. Other shut down costs include lease obligations which, if not settled earlier, will continue until 2004.

The following table displays the activity and balance of the Material Logic restructuring reserve from December 31, 2002 through March 31, 2003.

Restructuring Reserve          Balance                                  Balance
 (operating expenses)       Dec. 31, 2002         Deductions          Mar. 31, 2003
--------------------        -------------        ------------         -------------
                                         (In thousands of dollars)

Workforce reductions        $      1,644         $       (437)        $      1,207
Other shutdown costs                 850                  (22)                 828
                            ------------         ------------         ------------
                            $      2,494         $       (459)        $      2,035
                            ============         ============         ============

Deductions reflect cash payments.

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6. JOINT VENTURE

On February 1, 2002, the Company finalized the creation of a joint venture named USI-AGI Prairies Inc. The joint venture was between Acklands, Grainger’s Canadian subsidiary, and Uni-Select Inc., a Canadian company. The joint venture combined Uni-Select’s Western Division with the automotive after-market parts division of Acklands, which operated as Bumper to Bumper. Acklands’ contribution of net assets was approximately U.S. $15 million. Additionally, Acklands’ carrying value of its investment in this joint venture includes U.S. $5.1 million of allocated goodwill. The Company has a 50% stake in the new entity, which is managed by Uni-Select.

No gain or loss was recognized when this transaction was finalized. Through February 1, 2002, the results of the automotive after-market parts division were consolidated with the Company. Beginning February 2, 2002, the Company has accounted for its joint venture investment using the equity method.

7. EXECUTIVE STOCK PURCHASE PROGRAM

On March 26, 2001, a group of 83 executive officers and other key managers bought 787,020 treasury shares from the Company at the then-current market price of the shares. Cash proceeds from the sale, which amounted to $24.4 million, were used by the Company to repurchase shares of the Company’s stock on the open market. Most employees financed their purchases through loans arranged with a local bank. The principal of each loan was payable by the employee on April 16, 2003, or earlier, upon termination of employment, sale by the borrower of shares under the program, or the occurrence of certain financial or other events affecting the employee or the Company. Subsequent to March 31, 2003 all such loans had been paid. The Company did not recognize a liability for any potential defaults associated with this contingent credit risk under the program as of March 31, 2003. The Company was not called upon to purchase any loan or make any payments as a result of any employee default or triggering event.

8. DIVIDEND

On April 30, 2003, the Board of Directors declared a quarterly dividend of 18½ cents per share, payable June 1, 2003 to shareholders of record on May 12, 2003.

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9. GUARANTEES

As discussed in Note 2 to the Condensed Consolidated Financial Statements, in November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” It also clarifies that a guarantor is required to recognize at the inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. As stated in Note 2 to the Condensed Consolidated Financial Statements, adoption of this interpretation did not have a material effect on the Company’s results of operations or financial position.

The Company has an outstanding guarantee related to an industrial revenue bond assumed by the buyer of one of the Company’s formerly owned facilities and has provided guarantees for loans to certain joint ventures. The maximum exposure under these guarantees was $9.0 million as of March 31, 2003. The Company has not recorded any liability relating to these guarantees and believes it is unlikely that material payments will be required.

As of March 31, 2003, the Company guaranteed $21.8 million of certain bank loans of employees. Subsequent to March 31, 2003 all such loans had been paid.

Warranty Reserves

The Company generally warrants the products it sells against defects for one year. For a significant portion of warranty claims, the manufacturer is responsible for the expenses associated with this warranty. For warranty expenses not covered by the manufacturer, the Company provides a reserve for costs based on historical experience. The reserve activity was as follows:

                         Three Months Ended March 31,
                         ----------------------------
                            (In thousands of dollars)

                             2003            2002
                         ------------    ------------

Beginning balance        $      3,000    $      2,368
Returns                        (2,239)         (2,279)
Provision                       2,203           2,382
                         ------------    ------------
Ending balance           $      2,964    $      2,471
                         ============    ============

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10. SEGMENT INFORMATION

                                      Three Months Ended March 31, 2003
                             ---------------------------------------------------

                                            (In thousands of dollars)

                             Branch-based     Lab      Integrated
                             Distribution    Safety      Supply        Total
                             ------------   --------   -----------   ----------
Total net sales              $  1,014,872   $ 71,489   $    57,272   $1,143,633
Intersegment net sales             (3,929)      (435)            -       (4,364)
                             ------------   --------   -----------   ----------
Net sales to external
 customers                   $  1,010,943   $ 71,054   $    57,272   $1,139,269
                             ============   ========   ===========   ==========

Segment operating earnings   $     91,025   $ 10,853   $     1,134   $  103,012
                             ============   ========   ===========   ==========

                                      Three Months Ended March 31, 2002
                             ---------------------------------------------------

                                          (In thousands of dollars)

                             Branch-based       Lab    Integrated
                             Distribution     Safety     Supply          Total
                             ------------   --------   -----------   ----------
Total net sales              $    999,311   $ 72,932   $    57,214   $1,129,457
Intersegment net sales             (3,851)      (341)            -       (4,192)
                             ------------   --------   -----------   ----------
Net sales to external
 customers                   $    995,460   $ 72,591   $    57,214   $1,125,265
                             ============   ========   ===========   ==========

Segment operating earnings   $     89,235   $ 12,979   $     1,567   $  103,781
                             ============   ========   ===========   ==========

                             Branch-based      Lab     Integrated
Segment assets:              Distribution    Safety      Supply        Total
---------------              ------------   --------   -----------   -----------

                                         (In thousands of dollars)

At March 31, 2003            $  1,911,517   $110,508   $    35,292   $ 2,057,317
                             ============   ========   ===========   ===========
At December 31, 2002         $  1,872,471   $104,372   $    29,539   $ 2,006,382
                             ============   ========   ===========   ===========

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A reconciliation of segment information to consolidated information is as follows:

                                             Three Months Ended March 31,
                                            --------------------------------
                                               2003                 2002
                                            -----------         ------------
                                                 (In thousands of dollars)

Total operating earnings
 for reportable segments                    $   103,012         $   103,781
Unallocated expenses                            (11,605)            (13,815)
Elimination of intersegment profits                --                    (6)
                                            -----------         -----------
Total consolidated operating earnings       $    91,407         $    89,960
                                            ===========         ===========

                                              March 31,         December 31,
                                                2003                2002
                                            -----------         -----------
                                               (In thousands of dollars)
Assets
------
Total assets for reportable segments        $ 2,057,317         $ 2,006,382
Unallocated assets                              435,426             431,066
                                            -----------         -----------
  Total consolidated assets                 $ 2,492,743         $ 2,437,448
                                            ===========         ===========

Unallocated expenses and unallocated assets primarily relate to the Company headquarters’ support services, which are not part of any business segment. Unallocated expenses include payroll and benefits, depreciation, and other costs associated with headquarters-related support services. Unallocated assets include non-operating cash and cash equivalents, prepaid expenses, and property, buildings and equipment, net.

11. SUBSEQUENT EVENT

On April 14, 2003, the Company announced that its subsidiary, Lab Safety Supply, Inc. had completed the acquisition of Gempler’s, a direct marketing division of Gempler’s, Inc. Gempler’s had net sales in 2002 of approximately $32 million. Gempler’s, located in Wisconsin, serves the agricultural, horticultural, grounds maintenance and contractor markets with tools, safety supplies, clothing and other equipment. The purchase price was approximately $35 million in cash and assumption of certain liabilities. Allocation of the purchase price has not yet been finalized. No pro forma information has been provided due to the immaterial nature of this transaction.

Item 2.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses in the financial statements. Management bases its estimates on historical experience and other assumptions, which it believes are reasonable. If actual amounts are ultimately different from these estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and when different estimates than management reasonably could have used have a material impact on the presentation of the Company’s financial condition, changes in financial condition, or results of operations. For a description of the Company’s critical accounting policies see the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2002:

Company Net Sales

The Company’s net sales of $1,139.3 million in the 2003 first quarter increased 1% compared with sales of $1,125.3 million for the comparable 2002 period. Sales performance in the first quarter of 2003 reflected the continued weakness in the North American economy.

There were 63 sales days in both the 2003 and 2002 first quarters. The full year 2003 will have 255 sales days, the same number of sales days as the full year 2002.

Segment Net Sales

The following comments at the segment level refer to external and intersegment net sales. Comments at the business unit level include external and inter- and intrasegment net sales. For segment information, see Note 10 to the Condensed Consolidated Financial Statements included in this report.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Branch-based Distribution Businesses

Net sales of $1,014.9 million for the first quarter of 2003 were up 2% compared to net sales of $999.3 million in the first quarter of 2002.

Net sales in the United States were up 1% for the quarter versus 2002, primarily driven by sales to government accounts, up 11%, and national accounts, up 4%.

Sales processed through the grainger.com web site were $115 million for the first quarter 2003, a 21% increase over first quarter 2002 sales of $95 million.

Net sales in Canada increased 11% during the first quarter of 2003 including the effect of a favorable Canadian exchange rate. In local currency, this business experienced a 5% increase due primarily to higher sales to the government and the petroleum industry.

Sales in Mexico were flat for the first quarter of 2003 when compared with the same period of the prior year. This performance reflects the continuing softness of the Mexico economy.

Lab Safety

First quarter 2003 net sales for Lab Safety were $71.5 million, a decrease of 2% when compared with $72.9 million for the same period in 2002. The continuing weakness in the manufacturing sector of the U.S. economy contributed to this decrease.

Integrated Supply

Net sales for the first quarter of 2003 for Grainger’s Integrated Supply division were $57.3 million, up slightly when compared with $57.2 million for the same period in 2002. The fee revenue component was down due to fewer customer locations. Sales for this business unit include product sales and management fees.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Company Net Earnings

The Company’s net earnings of $52.4 million in the first quarter of 2003 increased 52% compared with $34.5 million for the comparable 2002 period. The results for 2002 included the cumulative effect of a change in accounting principle of $23.9 million and after-tax gains on the sales of investment securities of $4.5 million. Excluding those items, net earnings were $54.0 million for the first quarter of 2002 compared to $52.4 million for the first quarter of 2003, and diluted earnings per share were $0.57 for both periods. This decrease in net earnings resulted primarily from the negative change in other income and expense in the first quarter of 2003 compared with the same period in 2002. Partially offsetting this decline were stronger operating earnings and the impact of a lower effective income tax rate.

Operating earnings increased 2% for the first quarter of 2003 compared with the same 2002 period. The improvement in operating earnings was primarily attributable to improved performance at Branch-based Distribution Businesses and lower corporate expenses, partially offset by reduced operating earnings at Lab Safety and at Integrated Supply.

Segment Operating Earnings

The following comments at the segment level include external and intersegment operating earnings. Comments at the business unit level include external and inter- and intrasegment operating earnings. For segment information, see Note 10 to the Condensed Consolidated Financial Statements included in this report.

Branch-based Distribution Businesses

Operating earnings of $91.0 million for the first quarter of 2003 increased 2% compared with operating earnings of $89.2 million in the first quarter of 2002. The improved operating performance was driven by improvement in Canada and Mexico, while the United States was down 1%.

The gross profit margin increased 0.71 percentage point from the comparable 2002 quarter. The improvement in gross profit margin was primarily attributable to selected pricing actions intended to cover freight and supplier cost increases, and to favorable product mix. Partially offsetting these improvements were higher freight costs.

Operating expenses were up 4% for the quarter, primarily the result of incremental costs related to the logistics project and increases in other payroll and benefits costs including increased health care costs.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Lab Safety

Lab Safety had operating earnings of $10.9 million for the first quarter of 2003, a decrease of 16% compared with operating earnings of $13.0 million for the first quarter of 2002.  The operating earnings decrease was the result of lower sales, lower gross profit margins, and higher operating expenses. Gross profit margins were affected by higher freight costs and product mix. The operating expense increase was primarily due to higher health care costs and increases in the distribution of catalog media.

Integrated Supply

Integrated Supply had operating earnings of $1.1 million in the first quarter of 2003, a decrease of 28% compared with operating income of $1.6 million in the comparable period of 2002. The reduction in operating earnings was due to lower gross profit margins, the result of lower fee revenue. Operating expenses were down slightly but not enough to offset the decline in fees.

Other Income and Expense

Other income and expense was $3.4 million of expense in the first quarter of 2003 compared with $8.8 million of income in the first quarter of 2002. The following table provides an analysis of the components of other income and expense:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                     (In thousands of dollars)

Other income and (expense):                             2003          2002
                                                    -----------   ------------
  Interest (expense), net of interest income        $      (662)  $      (555)
  Equity in losses of unconsolidated entities            (1,055)         (720)
  Gains on sales of investment securities                     -         7,308
  Unclassified-net
      Gains on sales of fixed assets, net                   137         2,820
      Write-down of investments                          (1,614)            -
      Other                                                (169)          (75)
                                                    -----------   -----------
  Net other income and (expense)                    $    (3,363)  $     8,778
                                                    ===========   ===========
Income Taxes

The Company’s effective income tax rate was 40.5% for the first quarter of 2003 and 40.8% for the same period in 2002. Excluding the effect of equity losses in unconsolidated entities, which are recorded net of tax, the effective income tax rate was 40.0% for 2003 and 40.5% for 2002. This change in the effective tax rate was primarily driven by lower non-deductible losses in Mexico and a lower tax rate in Canada.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2003, working capital increased by $51.7 million. The ratio of current assets to current liabilities was 2.6 at March 31, 2003 and 2.5 at December 31, 2002. The Condensed Consolidated Statements of Cash Flows, included in this report, detail the sources and uses of cash and cash equivalents.

The Company maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, the Company has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit and otherwise. Total debt as a percent of total capitalization was 7.4% and 7.2% at March 31, 2003 and December 31, 2002, respectively. For the first three months of 2003, $19.8 million was expended for property, buildings, and equipment, and $2.0 million was expended for capitalized software, for a total of $21.8 million.

As of March 31, 2003, approximately 10 million shares of common stock remained under the Company’s current repurchase authorization, after the repurchase of 12,000 shares in the first quarter of 2003.

The Company had a contingent credit risk relating to certain guarantees of employee loans. As of March 31, 2003, 66 employees had loans outstanding to a bank aggregating $21.8 million, the largest of which was $4.4 million. Subsequent to March 31, 2003 all such loans had been paid. For additional information see Note 7 to the Condensed Consolidated Financial Statements included in this report.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This document may contain forward-looking statements under the federal securities laws. Any forward-looking statement relates to the Company’s expected future financial results and business plans, strategies, and objectives and are not historical facts. There are risks and uncertainties the outcome of which could cause the Company’s results to differ materially from what is projected.

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

W.W. Grainger, Inc., and Subsidiaries
PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a description of additional market risks of the Company, see “Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

W.W. Grainger, Inc., and Subsidiaries
PART II-OTHER INFORMATION

Items 1, 2, 3, and 5 not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

An annual meeting of shareholders of the Company was held on April 30, 2003. At that meeting:

a)	Management's nominees listed in the proxy statement pertaining to the meeting were elected directors for the ensuing year. Of the 77,536,098 shares present in person or represented by proxy at the meeting, the number of shares voted for, and the number of shares as to which authority to vote in the election was withheld, were as follows with respect to each of the nominees:

                         Shares Voted  Shares as to Which Voting
        Name             for Election     Authority Withheld
 --------------------    ------------  -------------------------
 B. P. Anderson           73,108,550           4,427,548
 W. M. Clark              76,442,292           1,093,806
 W. H. Gantz              75,687,700           1,848,398
 D. W. Grainger           76,507,333           1,028,765
 R. L. Keyser             76,146,547           1,389,551
 F. A. Krehbiel           75,693,976           1,842,122
 J. W. McCarter, Jr.      73,932,949           3,603,149
 N. S. Novich             73,933,013           3,603,085
 J. D. Slavik             76,195,229           1,340,869
 H. B. Smith              73,930,306           3,605,792
 J. S. Webb               75,694,808           1,841,290
A proposal to ratify the appointment of Grant Thornton LLP as independent auditors of the Company for the year ended December 31, 2003 was approved. Of the 77,536,098 shares present or represented by proxy at the meeting, 75,673,265 shares were voted for the proposal, 1,379,633 shares were voted against the proposal, and 483,200 shares abstained from voting with respect to the proposal.

A proposal to amend the 2001 Long Term Stock Incentive Plan was approved. Of the 77,536,098 shares present or represented by proxy at the meeting, 69,477,470 shares were voted for the proposal, 7,361,941 shares were voted against the proposal, and 696,687 shares abstained from voting with respect to the proposal.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits (numbered in accordance with Item 601 of regulation S-K)

	(10)	(a)	Summary Description of 2003 Management Incentive Program

		(b)	2001 Long Term Stock Incentive Plan, as amended, incorporated by reference to Appendix A of the Company's Proxy Statement dated March 21, 2003.

	(11)	Computations of Earnings per Share

	(99)	Additional Exhibits

		(i)	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		(ii)	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company filed a report on Form 8-K, dated April 16, 2003, reporting under Item 9 thereof information included as exhibits to the report, consisting of a press release announcing financial results for the quarter ended March 31, 2003, and supplemental financial information for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    W.W. Grainger, Inc.
                                                                                            (Registrant)

Date:  May 13, 2003                                      By:              /s/ P.O. Loux
                                                                            P.O. Loux, Senior Vice President,
                                                                            Finance and Chief Financial Officer

Date:  May 13, 2003                                      By:            /s/ J.E. Andringa
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

Date: May 13, 2003

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

Date: May 13, 2003

By:     /s/ P. O. Loux
Name: P. O. Loux
Title: Senior Vice President, Finance and
          Chief Financial Officer

                                                                      Exhibit 11

                      W.W. Grainger, Inc., and Subsidiaries
                       COMPUTATIONS OF EARNINGS PER SHARE

                                                     Three Months Ended March 31,
                                                     --------------------------
BASIC:
------                                                   2003         2002
                                                     ------------  ------------

Weighted average number of shares outstanding          90,865,346    92,618,855
                                                     ============  ============

Earnings before cumulative effect of accounting
  change                                             $ 52,404,000  $ 58,458,000
Cumulative effect of accounting change                         --   (23,921,000)
                                                     ------------  ------------
Net earnings                                         $ 52,404,000  $ 34,537,000
                                                     ============  ============

Earnings per share before cumulative effect of
   accounting change                                 $       0.58  $       0.63
Cumulative effect of accounting change per share               --         (0.26)
                                                     ------------  ------------
Earnings per share                                   $       0.58  $       0.37
                                                     ============  ============

DILUTED:
-------

Weighted average number of shares outstanding          90,865,346    92,618,855

Potential Shares:

   Shares issuable under outstanding options            5,633,934     7,968,595

   Shares which could have been purchased using
    the proceeds from the options exercised,
    based on the average market value for the
    period                                            (4,735,676)   (6,152,990)
                                                     ------------  ------------

                                                          898,258     1,815,605

   Dilutive effect of exercised options prior to
    being exercised                                         5,929        77,276
                                                     ------------  ------------

   Shares for the portion of the period that the
    options were outstanding                              904,187     1,892,881

   Contingently issuable shares                           815,220       916,395
                                                     ------------  ------------

                                                        1,719,407     2,809,276
                                                     ------------  ------------

Adjusted weighted average number of shares
   outstanding                                         92,584,753    95,428,131
                                                     ============  ============

Earnings before cumulative effect of accounting
   change                                            $ 52,404,000  $ 58,458,000
Cumulative effect of accounting change                         --   (23,921,000)
                                                     ------------  ------------
Net earnings                                         $ 52,404,000  $ 34,537,000
                                                     ============  ============

Earnings per share before cumulative effect of
  accounting change                                  $       0.57  $       0.61
Cumulative effect of accounting change per share               --         (0.25)
                                                     ------------  ------------
Earnings per share                                   $       0.57  $       0.36
                                                     ============  ============