Form 10-Q
period 2003-06-30
GRAINGER W W INC
filed 2003-08-12
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]   Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the transition period from

 ______ to ______

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

Yes  X     No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  X     No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 91,315,324 shares of the Company’s Common Stock were outstanding as of July 31, 2003.

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Earnings for the Three Months and Six Months Ended June 30, 2003 and June 30, 2002	3 - 4
	Condensed Consolidated Statements of Comprehensive Earnings for the Three Months and Six Months Ended June 30, 2003 and June 30, 2002	5
	Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	6 - 7
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and June 30, 2002	8 - 9
	Notes to Condensed Consolidated Financial Statements	10 - 17
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18 - 27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4.	Controls and Procedures	28
PART II	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	29
Signatures		30

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

W.W. Grainger, Inc., and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands of dollars except for per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net sales	$ 1,172,661	$ 1,194,792	$ 2,311,930	$ 2,320,057
Cost of merchandise sold	768,589	795,230	1,514,002	1,537,466

Gross profit	404,072	399,562	797,928	782,591
Warehousing, marketing, and
administrative expenses	311,292	305,298	613,741	598,367

Operating earnings	92,780	94,264	184,187	184,224
Other income and (expense)
Interest income	729	917	1,502	1,896
Interest expense	(1,574)	(1,407)	(3,009)	(2,941)
Equity in loss of unconsolidated
entities	(769)	(541)	(1,824)	(1,261)
Gains on sales of investment
securities	5	--	5	7,308
Unclassified-net	2,663	(1,268)	1,017	1,477

Net other income and
(expense)	1,054	(2,299)	(2,309)	6,479

Earnings before income taxes and
cumulative effect of accounting
change	93,834	91,965	181,878	190,703
Income taxes	37,841	37,466	73,481	77,746

Earnings before cumulative
effect of accounting change	$ 55,993	$ 54,499	$ 108,397	$ 112,957
Cumulative effect of accounting
change	--	--	--	(23,921)

Net earnings	$ 55,993	$ 54,499	$ 108,397	$ 89,036

        The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Continued)

(In thousands of dollars except for per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Earnings per share before cumulative
effect of accounting change:
Basic	$ 0.61	$ 0.59	$ 1.19	$ 1.22

Diluted	$ 0.60	$ 0.57	$ 1.17	$ 1.18

Cumulative effect of accounting
change:
Basic	$ --	$ --	$ --	$ (0.26)

Diluted	$ --	$ --	$ --	$ (0.25)

Earnings per share:
Basic	$ 0.61	$ 0.59	$ 1.19	$ 0.96

Diluted	$ 0.60	$ 0.57	$ 1.17	$ 0.93

Weighted average number of
shares outstanding:
Basic	90,834,004	92,751,999	90,849,675	92,685,427

Diluted	92,369,529	95,384,343	92,477,141	95,406,237

Cash dividends paid per share	$ 0.185	$ 0.180	$ 0.365	$ 0.355

        The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands of dollars)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net earnings	$ 55,993	$ 54,499	$ 108,397	$ 89,036
Other comprehensive earnings
(losses):

Foreign currency translation
adjustments, net of tax benefit
related to designated hedge
of $4,348, $2,291, $7,466,
and $2,189, respectively	14,629	7,380	26,978	7,537

Gains (losses) on investment
securities:

Unrealized holding gains
(losses), net of tax
(expense) benefit of $(340),
$359, $455, and $1,548,
respectively	532	(561)	(711)	(2,421)

Reclassifications for net
(gains) losses included in
earnings, net of tax expense
(benefit) of $2, $0, $(627),
and $2,850, respectively	(3)	--	982	(4,458)

Comprehensive earnings	$ 71,151	$ 61,318	$ 135,646	$ 89,694

        The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars except for per share amounts)

ASSETS	(Unaudited) June 30, 2003	Dec. 31, 2002

CURRENT ASSETS
Cash and cash equivalents	$ 186,698	$ 208,528
Accounts receivable (less allowances for doubtful
accounts of $26,030 and $26,868, respectively)	464,462	423,240
Inventories	747,116	721,178
Prepaid expenses and other assets	50,780	36,665
Deferred income tax benefits	101,063	95,336

Total current assets	1,550,119	1,484,947

PROPERTY, BUILDINGS, AND EQUIPMENT	1,526,028	1,492,858
Less accumulated depreciation and amortization	794,910	756,051

Property, buildings, and equipment-net	731,118	736,807

DEFERRED INCOME TAXES	24,737	20,541
INVESTMENTS IN UNCONSOLIDATED ENTITIES	19,762	15,988
GOODWILL	152,164	114,428
OTHER ASSETS AND INTANGIBLES, NET	65,945	64,737

TOTAL ASSETS	$2,543,845	$2,437,448

        The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

 (In thousands of dollars except for per share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY	(Unaudited) June 30, 2003	Dec. 31, 2002

CURRENT LIABILITIES
Short-term debt	$ 1,135	$ 2,967
Current maturities of long-term debt	5,320	6,505
Trade accounts payable	314,542	290,807
Accrued expenses	220,769	248,085
Income taxes	34,819	37,902

Total current liabilities	576,585	586,266

LONG-TERM DEBT (less current maturities)	139,163	119,693

ACCRUED EMPLOYMENT-RELATED BENEFITS COSTS	70,974	63,791

SHAREHOLDERS' EQUITY
Cumulative Preferred Stock - $5 par value - 12,000,000
shares authorized; none issued or outstanding	--	--
Common Stock - $0.50 par value - 300,000,000 shares
authorized; issued 109,154,283 and 109,017,642
shares, respectively	54,576	54,509
Additional contributed capital	385,080	379,942
Retained earnings	2,158,000	2,083,072
Unearned restricted stock compensation	(14,166)	(17,144)
Accumulated other comprehensive losses	(8,493)	(35,742)
Treasury stock, at cost - 17,910,127 and 17,449,587
shares, respectively	(817,874)	(796,939)

Total shareholders' equity	1,757,123	1,667,698

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 2,543,845	$ 2,437,448

        The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net earnings	$ 108,397	$ 89,036
Provision for losses on accounts receivable	3,908	9,151
Deferred income taxes	(2,629)	(8,908)
Depreciation and amortization:
Property, buildings, and equipment	39,182	38,827
Other intangibles	649	355
Amortization of capitalized software	9,642	8,598
Gains on sales of investment securities	(5)	(7,308)
Net gains on sales of property, buildings and equipment	(2,948)	(3,211)
Write-down of investments	1,614	1,844
Losses on unconsolidated entities	1,824	1,261
Cumulative effect of accounting change	--	23,921
Change in operating assets and liabilities-net of business
acquisition and joint venture contributions:
Increase in accounts receivable	(36,720)	(56,882)
Increase in inventories	(7,921)	(14,905)
Increase in prepaid expenses	(12,787)	(660)
Increase in trade accounts payable	19,281	29,646
Decrease in other current liabilities	(30,914)	(22,697)
(Decrease) increase in current income taxes payable	(5,606)	6,804
Increase in accrued employment-related
benefits costs	7,183	4,445
Other-net	2,547	5,926

Net cash provided by operating activities	$ 94,697	$ 105,243

Cash flows from investing activities:
Additions to property, buildings, and
equipment-net of dispositions	$(26,048)	$(46,140)
Additions to capitalized software	(3,773)	(4,368)
Proceeds from sales of investment securities	675	15,957
Net cash paid for business acquisition	(36,725)	--
Investments in unconsolidated entities	(3,564)	(3,211)
Other-net	319	702

Net cash used in investing activities	$(69,116)	$(37,060)

      The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands of dollars)

(Unaudited)

	Six Months Ended June 30,

	2003	2002

Cash flows from financing activities:
Net decrease in short-term debt	$ (1,832)	$ (2,230)
Long-term debt issuance	329	--
Long-term debt payments	(1,185)	(1,900)
Stock options exercised	6,008	13,221
Purchase of treasury stock-net	(21,071)	(16,125)
Cash dividends paid	(33,469)	(33,244)

Net cash used in financing activities	$(51,220)	$(40,278)

Exchange rate effect on cash and cash equivalents	3,809	2,538

Net (decrease) increase in cash and cash equivalents	(21,830)	30,443
Cash and cash equivalents at beginning of year	208,528	168,846

Cash and cash equivalents at end of period	$ 186,698	$ 199,289

        The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     BACKGROUND AND BASIS OF STATEMENT PRESENTATION

W.W.  Grainger, Inc., “the Company,” is engaged in the distribution of facilities maintenance products, services, and related information to businesses and institutions in North America.

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

The unaudited financial information reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the statements contained herein.

2.     RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” It is an interpretation of FASB Statement of Financial Accounting Standards No. (SFAS) 5, 57, and 107 and rescission of FIN 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize at the inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. Disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of this interpretation did not have a material effect on the Company’s results of operations or financial position. See Note 9 to the Condensed Consolidated Financial Statements for information regarding the Company’s warranty reserves. The Company has certain other guarantees as disclosed in Note 9 to the Condensed Consolidated Financial Statements.

W.W. Grainger, Inc., and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The statement amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of SFAS 149 that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. Adoption of SFAS 149 has not and is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Adoption of SFAS 150 is not expected to have a material effect on the Company’s results of operations or financial position.

3.     GEMPLER’S ACQUISITION

On April 14, 2003, Lab Safety Supply, Inc. (Lab Safety), the Company’s wholly owned subsidiary, acquired substantially all of the assets and assumed certain liabilities of Gempler’s, a direct marketing division of Gempler’s, Inc., located in Wisconsin. The results of Gempler’s operations have been included in the Company’s consolidated financial statements since that date. Gempler’s, with annual sales in 2002 of approximately $32 million, serves agricultural, horticultural, grounds maintenance and contractor markets with tools, safety supplies, clothing and other equipment.

The aggregate purchase price was $36.7 million in cash and $0.7 million in assumed liabilities. Goodwill recognized in this transaction amounted to approximately $22.8 million and is expected to be fully deductible for tax purposes. Due to the immaterial nature of this transaction disclosures of amounts assigned to the acquired assets and liabilities and pro forma results of operations are not considered necessary.

W.W. Grainger, Inc., and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4.     STOCK INCENTIVE PLANS

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

The following tables illustrate the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-based Compensation,” to stock-based compensation. The following table also provides the amount of stock-based compensation cost included in net earnings as reported.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands of dollars, except for per share amounts)

Net earnings as reported	$ 55,993	$ 54,499	$ 108,397	$ 89,036
Deduct:
Total stock-based employee
compensation expense
determined under the fair value
based method for all awards,
net of related tax	(3,624)	(3,904)	(7,066)	(7,246)

Pro forma net earnings	$ 52,369	$ 50,595	$ 101,331	$ 81,790

Earnings per share:
Basic - as reported	$ 0.61	$ 0.59	$ 1.19	$ 0.96
Basic - pro forma	$ 0.58	$ 0.54	$ 1.12	$ 0.88
Diluted - as reported	$ 0.60	$ 0.57	$ 1.17	$ 0.93
Diluted - pro forma	$ 0.57	$ 0.53	$ 1.10	$ 0.86

Stock-based employee
compensation cost,
net of related tax,
included in net
earnings as reported	$ (108)	$ 1,036	$ 967	$ 1,953

W.W. Grainger, Inc., and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5.     CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Effective January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets.” As a result of the application of the new impairment methodology introduced by SFAS 142, the Company recorded a non-cash charge to earnings of $32.3 million ($23.9 million after-tax, or $0.25 per diluted share) related to the write-down of goodwill of its Canadian subsidiary, Acklands–Grainger, Inc. (Acklands).

6.     SPECIAL CHARGES

In 2001, the Company announced plans to shut down the operations of Material Logic, with the exception of FindMRO, and write down its investment in other digital activities. In connection with this shut down, the Company took a pretax charge against operating earnings of $39.1 million (after-tax $23.2 million) in 2001. The Company provided a comprehensive separation package, including outplacement services, to the employees whose jobs were eliminated. As part of the shut down, 166 employees were severed. Severance payments began in July 2001 and will continue until June 2004, when the last severance package expires. Other shut down costs include lease obligations, which, if not settled earlier, will continue until 2004.

The following table displays the activity and balance of the Material Logic restructuring reserve from December 31, 2002 through June 30, 2003. Deductions reflect cash payments.

Restructuring Reserve (operating expenses)	Balance Dec. 31, 2002	Deductions	Balance June 30, 2003

	(In thousands of dollars)
Workforce reductions	$ 1,644	$ (730)	$ 914
Other shut down costs	850	(180)	670

	$ 2,494	$ (910)	$1,584

7.     JOINT VENTURE

On February 1, 2002, the Company finalized the creation of a joint venture named USI-AGI Prairies Inc. The joint venture was between Acklands, Grainger’s Canadian subsidiary, and Uni-Select Inc. (Uni-Select), a Canadian company. The joint venture combined Uni-Select’s Western Division with the automotive after-market parts division of Acklands, which operated as Bumper to Bumper. Acklands’ contribution of net assets was approximately U.S. $15 million. Additionally, Acklands’ carrying value of its investment in this joint venture includes U.S. $5.1 million of allocated goodwill. The Company has a 50% stake in the new entity, which is managed by Uni-Select.

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

 W.W. Grainger, Inc., and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. DIVIDEND

On July 30, 2003, the Board of Directors declared a quarterly dividend of 18 ½ cents per share, payable September 1, 2003 to shareholders of record on August 11, 2003.

9. GUARANTEES

As discussed in Note 2 to the Condensed Consolidated Financial Statements, in November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 clarifies that a guarantor is required to recognize at the inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. As stated in Note 2 to the Condensed Consolidated Financial Statements, adoption of this interpretation did not have a material effect on the Company’s results of operations or financial position.

The Company has an outstanding guarantee related to an industrial revenue bond assumed by the buyer of one of the Company’s formerly owned facilities prior to December 31, 2002. The maximum exposure under this guarantee was $8.5 million as of June 30, 2003. The Company has not recorded any liability relating to this guarantee and believes it is unlikely that material payments will be required.

Warranty Reserves

The Company generally warrants the products it sells against defects for one year. For a significant portion of warranty claims, the manufacturer is responsible for the expenses associated with this warranty. For warranty expenses not covered by the manufacturer, the Company provides a reserve for costs based on historical experience. The reserve activity was as follows:

	Six Months Ended June 30,

	(In thousands of dollars)
	2003	2002

Beginning balance	$ 3,000	$ 2,368
Returns	(4,714)	(4,425)
Provision	4,360	4,633

Ending balance	$ 2,646	$ 2,576

W.W. Grainger, Inc., and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. SEGMENT INFORMATION

	Three Months Ended June 30, 2003

	(In thousands of dollars)

	Branch-based Distribution	Lab Safety	Integrated Supply	Total

Total net sales	$ 1,044,732	$ 79,387	$52,829	$ 1,176,948
Intersegment net sales	(3,900)	(387)	--	(4,287)

Net sales to external customers	$ 1,040,832	$ 79,000	$52,829	$ 1,172,661

Segment operating earnings	$ 92,163	$ 11,216	$ 786	$ 104,165

	Three Months Ended June 30, 2002

	(In thousands of dollars)

	Branch-based Distribution	Lab Safety	Integrated Supply	Total

Total net sales	$ 1,066,554	$ 73,959	$58,691	$ 1,199,204
Intersegment net sales	(4,076)	(336)	--	(4,412)

Net sales to external customers	$ 1,062,478	$ 73,623	$58,691	$ 1,194,792

Segment operating earnings	$ 97,717	$ 12,170	$ 1,333	$ 111,220

W.W. Grainger, Inc., and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Six Months Ended June 30, 2003

	(In thousands of dollars)

	Branch-based Distribution	Lab Safety	Integrated Supply	Total

Total net sales	$ 2,059,604	$ 150,876	$110,101	$ 2,320,581
Intersegment net sales	(7,829)	(822)	--	(8,651)

Net sales to external customers	$ 2,051,775	$ 150,054	$110,101	$ 2,311,930

Segment operating earnings	$ 183,188	$ 22,069	$ 1,920	$ 207,177

	Six Months Ended June 30, 2002

	(In thousands of dollars)

	Branch-based Distribution	Lab Safety	Integrated Supply	Total

Total net sales	$ 2,065,865	$ 146,891	$115,905	$ 2,328,661
Intersegment net sales	(7,927)	(677)	--	(8,604)

Net sales to external customers	$ 2,057,938	$ 146,214	$115,905	$ 2,320,057

Segment operating earnings	$ 186,952	$ 25,149	$ 2,900	$ 215,001

W.W. Grainger, Inc., and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Segment assets:	Branch-based Distribution	Lab Safety	Integrated Supply	Total

	(In thousands of dollars)

At June 30, 2003	$1,956,146	$146,357	$39,978	$2,142,481

At December 31, 2002	$1,872,471	$104,372	$29,539	$2,006,382

A reconciliation of segment information to consolidated information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002
Operating Earnings:
	(In thousands of dollars)
Total operating earnings for
reportable segments	$ 104,165	$ 111,220	$ 207,177	$ 215,001
Unallocated expenses	(11,392)	(16,948)	(22,997)	(30,763)
Elimination of intersegment profits	7	(8)	7	(14)

Total consolidated operating earnings	$ 92,780	$ 94,264	$ 184,187	$ 184,224

	June 30, 2003	December 31, 2002

	(In thousands of dollars)
Assets:
Total assets for reportable segments	$2,142,481	$2,006,382
Unallocated assets	401,364	431,066

Total consolidated assets	$2,543,845	$2,437,448

Unallocated expenses and unallocated assets primarily relate to the Company headquarters’ support services, which are not part of any business segment. Unallocated expenses include payroll and benefits, depreciation, and other costs associated with headquarters-related support services. Unallocated assets include non-operating cash, cash equivalents, prepaid expenses, and property, buildings and equipment, net.

Item 2.

W.W. Grainger, Inc., and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

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

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and when different estimates than management reasonably could have used have a material impact on the presentation of the Company’s financial condition, changes in financial condition, or results of operations. For a description of the Company’s critical accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2002:

Company Net Sales

The Company’s net sales of $1,172.7 million in the 2003 second quarter were down 2% compared with sales of $1,194.8 million for the comparable 2002 period. Sales performance in the second quarter of 2003 was affected by the continuing general weakness in the U.S. economy and lower seasonal sales due to unseasonably cool weather. These effects were partially offset by increased sales at Lab Safety as a result of the Gempler’s acquisition.

There were 64 sales days in both the 2003 and 2002 second quarters. The full year 2003 will have 255 sales days, the same number of sales days as the full year 2002.

Segment Net Sales

The following comments at the segment level refer to external and intersegment net sales. Comments at the business unit level include external and inter- and intrasegment net sales. For segment information, see Note 10 to the Condensed Consolidated Financial Statements included in this report.

W.W. Grainger, Inc., and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Branch-based Distribution Businesses

Net sales of $1,044.7 million for the second quarter of 2003 were down 2% as compared to net sales of $1,066.6 million in the second quarter of 2002.

Net sales in the United States declined approximately 4% for the second quarter versus the same period in 2002. Unseasonably cool weather in certain parts of the United States resulted in a 19% decline in the sales of seasonal products. All customer segments were down except for government accounts, which were up 7%. National accounts were down 1% for the quarter.

Sales processed through the grainger.com web site were $115 million for the second quarter 2003, an 8% increase over second quarter 2002 sales of $106 million.

Net sales in Canada increased 18% during the second quarter of 2003 including the effect of a favorable Canadian exchange rate. In local currency, this business experienced a 6% increase primarily due to higher sales related to the SARS outbreak in Ontario and increased sales to national accounts.

Net sales in Mexico were down 6% for the second quarter of 2003 when compared with the same period of the prior year. This reflects the continuing softness of Mexico’s economy.

Lab Safety

Second quarter 2003 net sales for Lab Safety were $79.4 million, an increase of 7% when compared with $74.0 million for the same period in 2002. The sales increase in this segment was attributable to the acquisition of Gempler’s on April 14, 2003. Excluding the impact of this acquisition, sales decreased 2%. This was primarily attributable to the continuing weakness in the manufacturing sector of the economy, which is a major source of sales for Lab Safety.

Integrated Supply

Net sales for the second quarter of 2003 for Grainger’s Integrated Supply division were $52.8 million, a decrease of 10% when compared with $58.7 million for the same period in 2002. Sales decreased for the quarter due to fewer customer locations and the weak economy. Sales for this business unit include product sales and management fees.

W.W. Grainger, Inc., and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Company Net Earnings

The Company’s net earnings of $56.0 million in the second quarter of 2003 increased 3% compared with $54.5 million for the comparable 2002 period. The increase in net earnings was primarily the result of higher other income and the impact of a lower effective income tax rate, partially offset by weaker operating earnings.

Operating earnings of $92.8 million for the second quarter of 2003 decreased 2% compared with the same 2002 period. The decline in operating earnings was primarily attributable to weaker performance at all three of the Company’s business segments, partially offset by a reduction in headquarters’ expenses. The second quarter of 2002 included $5.8 million of expense related to severance and other costs.

Segment Operating Earnings

The following comments at the segment level include external and intersegment operating earnings. Comments at the business unit level include external and inter- and intrasegment operating earnings. For segment information, see Note 10 to the Condensed Consolidated Financial Statements included in this report.

Branch-based Distribution Businesses

Operating earnings of $92.2 million for the second quarter decreased 6% compared with operating earnings of $97.7 million in the second quarter of 2002, primarily the result of lower sales volume. The United States was down 12%, while Canada and Mexico reflected improved operating performance.

The gross profit margin increased 1.0 percentage point from the comparable 2002 quarter. The improvement in the gross profit margin was primarily attributable to selected pricing actions intended to cover freight and supplier cost increases, certain one-time benefits relating to line reviews completed in the second quarter, and to favorable product mix. The favorable change in product mix was partially the result of lower sales of seasonal products, which have lower than average gross profit margins. Partially offsetting these improvements were higher freight costs related to both the logistics project and increased fuel costs.

Operating expenses were up 3% for the quarter primarily the result of incremental costs related to the expansion and renovation of the U.S. distribution centers and increases in other payroll and benefits costs including increased health care costs.

W.W. Grainger, Inc., and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Lab Safety

Lab Safety had operating earnings of $11.2 million for the second quarter of 2003, a decrease of 8% compared with operating earnings of $12.2 million for the second quarter of 2002.  The operating earnings decrease was the result of lower gross profit margins and higher operating expenses. Gross profit margins were affected by higher freight costs and an unfavorable product mix. The operating expense increase was primarily due to increases in distribution of catalog media and integration costs associated with the Gempler’s acquisition.

Integrated Supply

Grainger’s Integrated Supply division had operating earnings of $0.8 million in the second quarter of 2003 compared with operating earnings of $1.3 million in the comparable period of 2002. The operating earnings decrease was due to lower revenue and higher operating expenses. Operating expenses increased due to higher data processing expenses associated with a systems upgrade, higher marketing and development expenses, and start-up costs at two of six new customer sites.

Other Income and Expense

Other income and expense was $1.1 million of income in the second quarter of 2003 compared with $2.3 million of expense in the second quarter of 2002. The following table provides an analysis of the components of other income and expense:

	Three Months Ended June 30,

	(In thousands of dollars)
	2003	2002

Other income and (expense):
Interest (expense), net of interest income	$ (845)	$ (490)
Equity in losses of unconsolidated entities	(769)	(541)
Gains on sales of investment securities	5	--
Unclassified-net:
Gains on sales of fixed assets, net	2,811	391
Write-down of investments	--	(1,844)
Other	(148)	185

Net other income and (expense)	$ 1,054	$(2,299)

Income Taxes

The Company’s effective income tax rate was 40.3% for the second quarter of 2003 and 40.7% for the same period in 2002. Excluding the effect of equity losses in unconsolidated entities, which are recorded net of tax, the effective income tax rate was 40.0% for 2003 and 40.5% for 2002. This change in the effective tax rate was primarily driven by lower non-deductible losses in Mexico and a lower tax rate in Canada.

W.W. Grainger, Inc., and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2002:

Company Net Sales

The Company’s net sales of $2,311.9 million in the first six months of 2003 were essentially flat compared with sales of $2,320.1 million for the comparable 2002 period. Sales performance in the first half of 2003 was affected by the continuing general weakness in the U.S. economy.

There were 127 sales days in both the first six months of 2003 and 2002. The full year 2003 will have 255 sales days, the same number of sales days as the full year 2002.

Segment Net Sales

The following comments at the segment level refer to external and intersegment net sales. Comments at the business unit level include external and inter- and intrasegment net sales. For segment information, see Note 10 to the Condensed Consolidated Financial Statements included in this report.

Branch-based Distribution Businesses

Net sales of $2,059.6 million for the first six months of 2003 were flat as compared to net sales of $2,065.9 million in the first six months of 2002.

Net sales in the United States declined approximately 2% for the first six months versus the same period of 2002, primarily due to the continued weakness in the U.S. economy. Sales to government accounts increased by 10% and sales to national accounts were up 1% for the first six months versus the same period of 2002. Sales to all other customer segments declined.

Net sales processed through the grainger.com web site were $230 million for the first six months of 2003, a 14% increase over sales of $201 million for the first six months of 2002.

Net sales in Canada increased 15% during the first half of 2003 which included the impact of a favorable Canadian exchange rate. In local currency, this business experienced a 6% increase due to higher sales related to the SARS outbreak in Ontario and higher sales to national accounts.

The operation in Mexico experienced a 3% decline in net sales in the first half of 2003 when compared with the same period of the prior year. This reflects the continuing softness of Mexico’s economy.

W.W. Grainger, Inc., and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Lab Safety

First half 2003 net sales for Lab Safety were $150.9 million, an increase of 3% when compared with $146.9 million for the same period in 2002. The increase in sales is attributable to the acquisition of Gempler’s on April 14, 2003. Excluding the impact of the Gempler’s acquisition, year-to-date net sales would have declined 2% when compared with the same period in the prior year. This was primarily attributable to the weakness in the manufacturing sector of the economy, which is a major source of sales for Lab Safety.

Integrated Supply

Net sales for the first six months of 2003 for Integrated Supply were $110.1 million, a decrease of 5% when compared with $115.9 million for the same period in 2002. Sales decreased due to fewer customer locations and the weak economy. Sales for this business unit include product sales and management fees.

Company Net Earnings

The Company’s net earnings of $108.4 million in the first six months of 2003 increased 22% compared with $89.0 million for the comparable 2002 period. The results for 2002 included the cumulative effect of a change in accounting principle of $23.9 million and after-tax gains on the sales of investment securities of $4.5 million. Excluding those items, net earnings were $108.4 million for the first six months of 2003 compared to $108.5 million for 2002, and diluted earnings per share were $1.17 and $1.14, respectively.

Operating earnings were flat for the first half of 2003 compared with the same 2002 period. Weaker operating earnings at all three of the Company’s business segments were offset by lower headquarters’ expenses. The first half of 2002 included $5.8 million of expense recorded in the second quarter of 2002 related to severance and other costs.

Segment Operating Earnings

The following comments at the segment level include external and intersegment operating earnings. Comments at the business unit level include external and inter- and intrasegment operating earnings. For segment information, see Note 10 to the Condensed Consolidated Financial Statements included in this report.

W.W. Grainger, Inc., and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Branch-based Distribution Businesses

Operating earnings of $183.2 million for the first six months of 2003 declined 2% compared with operating earnings of $187.0 million in the first six months of 2002. Weak operating performance in the U.S. was partially offset by stronger operating earnings in Canada and Mexico.

The gross profit margin increased 0.9 percentage point from the comparable 2002 period. The improvement in gross profit margins was primarily attributable to selected pricing actions intended to cover freight and supplier cost increases, and to favorable product mix. Partially offsetting these improvements were higher freight costs related to both the logistics project and increased fuel costs.

Operating expenses were up 4% for the six months as a result of start up and incremental costs related to the expansion and renovation of the U.S. distribution centers and increased payroll and benefits expenses.

Lab Safety

Lab Safety had operating earnings of $22.1 million for the first six months of 2003, a decrease of 12% compared with operating earnings of $25.1 million for the first six months of 2002.  The operating earnings decline was the result of lower gross profit margins and increased operating expenses. Gross profit margins were affected by higher freight costs and an unfavorable product mix. The operating expense increase was primarily the result of increases in distribution of catalog media and integration costs associated with the Gempler’s acquisition.

Integrated Supply

Grainger’s Integrated Supply division had operating earnings of $1.9 million for the first six months of 2003 compared with operating earnings of $2.9 million in the comparable period of 2002. The decline in operating performance for the first six months of 2003 was the result of lower gross profit, driven by lower fee revenue. Operating expenses increased due to higher payroll and benefits and higher data processing expenses associated with a systems upgrade.

W.W. Grainger, Inc., and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Other Income and Expense

Other income and expense was $2.3 million of expense for the first six months of 2003 compared with $6.5 million of income in the first half of 2002. The following table provides an analysis of the components of other income and expense:

	Six Months Ended June 30,

	(In thousands of dollars)
	2003	2002

Other income and (expense):
Interest (expense), net of interest income	$(1,507)	$(1,045)
Equity in losses of unconsolidated entities	(1,824)	(1,261)
Gains on sales of investment securities	5	7,308
Unclassified-net:
Gains on sales of fixed assets, net	2,948	3,211
Write-down of investments	(1,614)	(1,844)
Other	(317)	110

Net other income and (expense)	$(2,309)	$ 6,479

Income Taxes

The Company’s effective income tax rate was 40.4% for the first six months of 2003 and 40.8% for the same period in 2002. Excluding the effect of equity losses in unconsolidated entities, which are recorded net of tax, the effective income tax rate was 40.0% for 2003 and 40.5% for 2002. This change in the effective tax rate was primarily driven by lower non-deductible losses in Mexico and a lower tax rate in Canada.

W.W. Grainger, Inc., and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2003, working capital increased by $74.9 million. The ratio of current assets to current liabilities was 2.7 at June 30, 2003 and 2.5 at December 31, 2002. The Condensed Consolidated Statements of Cash Flows, included in this report, detail the sources and uses of cash and cash equivalents.

The Company maintains a debt ratio and liquidity position that provide flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, the Company has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit and otherwise. Total debt as a percent of total capitalization was 7.7% and 7.2% at June 30, 2003 and December 31, 2002, respectively. For the first six months of 2003, $36.6 million was expended for property, buildings, and equipment, and $3.8 million was expended for capitalized software, for a total of $40.4 million.

On April 14, 2003, Lab Safety acquired substantially all of the assets and assumed certain liabilities of Gempler’s, a direct marketing division of Gempler’s, Inc., located in Wisconsin. The results of Gempler’s operations have been included in the Company’s consolidated financial statements since that date. Gempler’s, with annual sales in 2002 of approximately $32 million, serves agricultural, horticultural, grounds maintenance and contractor markets with tools, safety supplies, clothing and other equipment. The aggregate purchase price was $36.7 million in cash and $0.7 million in assumed liabilities. Goodwill recognized in this transaction amounted to approximately $22.8 million, and it is expected to be fully deductible for tax purposes.

As of June 30, 2003, 9.5 million shares of common stock remained under the Company’s repurchase authorization, after the repurchase of approximately 0.5 million shares in the first half of 2003.

W.W. Grainger, Inc., and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements under the federal securities laws. The forward-looking statements relate to the Company’s expected future financial results and business plans, strategies, and objectives and are not historical facts. They are often identified by qualifiers such as: “expected to,” “unlikely that,” or similar expressions. There are risks and uncertainties the outcome of which could cause the Company’s results to differ materially from what is projected.

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

W.W. Grainger, Inc., and Subsidiaries

PART I – FINANCIAL INFORMATION (Continued)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a description of market risks of the Company, see “Item 7A – Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 4. Controls and Procedures

    (a)     Disclosure controls and procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

    (b)        Internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

W.W. Grainger, Inc., and Subsidiaries

PART II – OTHER INFORMATION

Items 1, 2, 3, 4 and 5 not applicable.

Item 6. Exhibits and Reports on Form 8-K

    (a)        Exhibits (numbered in accordance with Item 601 of regulation S-K)

            (11)      Computations of Earnings per Share

                (31)     Rule 13a – 14(a)/15d – 14(a) Certifications

(1)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(2)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                (32) Section 1350 Certifications

(1)	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(2)	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b)        Reports on Form 8-K

The Company filed a report on Form 8-K, dated July 17, 2003, reporting under Item 9 thereof information included as exhibits to the report, consisting of a press release announcing financial results for the quarter ended June 30, 2003, and supplemental financial information for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    W.W. Grainger, Inc.
                                                                                            (Registrant)

Date: August 11, 2003                                     By:                      /s/ P.O. Loux
                                                                                    P.O. Loux, Senior Vice President,
                                                                                     Finance and Chief Financial Officer

Date:  August 11, 2003                                     By:              /s/ J.E. Andringa
                                                                                    J.E. Andringa, Vice President
                                                                                     and Controller

Exhibit 11.1

W.W. Grainger, Inc. and Subsidiaries
 COMPUTATIONS OF EARNINGS PER SHARE

	Six Months Ended June 30,

	2003	2002
BASIC:
Weighted average number of shares outstanding	90,849,675	92,685,427

Earnings before cumulative effect of accounting
change	$ 108,397,000	$ 112,957,000
Cumulative effect of accounting change	--	(23,921,000)

Net earnings	$ 108,397,000	$ 89,036,000

Earnings per share before cumulative effect of
accounting change	$ 1.19	$ 1.22
Cumulative effect of accounting change per share	--	(0.26)

Earnings per share	$ 1.19	$ 0.96

DILUTED:
Weighted average number of shares
outstanding	90,849,675	92,685,427
Potential Shares:
Shares issuable under outstanding options	6,355,508	7,862,679
Shares which could have been purchased using
the proceeds from the options exercised,
based on the average market value for the
period	(5,493,954)	(6,087,004)

	861,554	1,775,675
Dilutive effect of exercised options prior
to being exercised	10,552	41,182

Shares for the portion of the period that the
options were outstanding	872,106	1,816,857
Contingently issuable shares	755,360	903,953

	1,627,466	2,720,810

Adjusted weighted average number of shares
outstanding	92,477,141	95,406,237

Earnings before cumulative effect of accounting
change	$ 108,397,000	$ 112,957,000
Cumulative effect of accounting change	--	(23,921,000)

Net earnings	$ 108,397,000	$ 89,036,000

Earnings per share before cumulative
effect of accounting change	$ 1.17	$ 1.18
Cumulative effect of accounting change per share	--	(0.25)

Earnings per share	$ 1.17	$ 0.93

Exhibit 11.2

W.W. Grainger, Inc. and Subsidiaries
 COMPUTATIONS OF EARNINGS PER SHARE

	2003	2002

BASIC:
Three months ended June 30:
Six months ended June 30, as reported in
Exhibit 11.1	$ 1.19	$ 0.96
Three months ended March 31, as previously
reported	$ 0.58	$ 0.37

Earnings per share for the three months ended
June 30	$ 0.61	$ 0.59

DILUTED:
Three months ended June 30:
Six months ended June 30, as reported in
Exhibit 11.1	$ 1.17	$ 0.93
Three months ended March 31, as previously
reported	$ 0.57	$ 0.36

Earnings per share for the three months ended June 30	$ 0.60	$ 0.57