Form 10-Q
period 2003-09-30
GRAINGER W W INC
filed 2003-11-12
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003

or

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

Yes   X   No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 91,253,763 shares of the Company’s Common Stock were outstanding as of October 31, 2003.

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Earnings for the Three Months and Nine Months Ended September 30, 2003 and September 30, 2002	3 - 4
	Condensed Consolidated Statements of Comprehensive Earnings for the Three Months and Nine Months Ended September 30, 2003 and September 30, 2002	5
	Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	6 - 7
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and September 30, 2002	8 - 9
	Notes to Condensed Consolidated Financial Statements	10 - 18
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19 - 28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4.	Controls and Procedures	29
PART II	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	30
Signatures		31

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

W.W. Grainger, Inc., and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars except for per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net sales	$ 1,200,669	$ 1,203,400	$ 3,512,599	$ 3,523,457
Cost of merchandise sold	786,530	800,840	2,300,532	2,338,306

Gross profit	414,139	402,560	1,212,067	1,185,151
Warehousing, marketing, and
administrative expenses	319,818	302,370	933,559	900,737

Operating earnings	94,321	100,190	278,508	284,414
Other income and (expense)
Interest income	748	1,112	2,250	3,008
Interest expense	(1,523)	(1,363)	(4,532)	(4,304)
Equity in loss of unconsolidated
entities	(56)	(779)	(1,880)	(2,040)
Gains on sales of investment	1,203	--	1,208	7,308
securities
Unclassified-net	70	2,130	1,087	3,607

Net other income and
(expense)	442	1,100	(1,867)	7,579

Earnings before income taxes and
cumulative effect of accounting
change	94,763	101,290	276,641	291,993
Income taxes	37,927	41,337	111,408	119,083

Earnings before cumulative
effect of accounting change	$ 56,836	$ 59,953	$ 165,233	$ 172,910
Cumulative effect of accounting
change	--	--	--	(23,921)

Net earnings	$ 56,836	$ 59,953	$ 165,233	$ 148,989

        The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Continued)
(In thousands of dollars except for per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Earnings per share before cumulative
effect of accounting change:
Basic	$ 0.63	$ 0.65	$ 1.82	$ 1.87

Diluted	$ 0.62	$ 0.64	$ 1.79	$ 1.82

Cumulative effect of accounting
change:
Basic	$ --	$ --	$ --	$ (0.26)

Diluted	$ --	$ --	$ --	$ (0.25)

Earnings per share:
Basic	$ 0.63	$ 0.65	$ 1.82	$ 1.61

Diluted	$ 0.62	$ 0.64	$ 1.79	$ 1.57

Weighted average number of
shares outstanding:
Basic	90,650,797	91,871,851	90,783,382	92,414,235

Diluted	92,524,441	93,589,859	92,492,910	94,800,778

Cash dividends paid per share	$ 0.185	$ 0.180	$ 0.550	$ 0.535

        The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net earnings	$ 56,836	$ 59,953	$ 165,233	$ 148,989
Other comprehensive earnings
(losses):

Foreign currency translation
adjustments, net of tax
(expense) benefit related to
designated hedge of $(71),
$(2,025), $7,395, and $164,
respectively	396	(9,369)	27,374	(1,832)

Gains (losses) on investment
securities:

Unrealized holding gains
(losses), net of tax
(expense) benefit of $(767),
$575, $(312), and $2,123,
respectively	1,199	(900)	488	(3,321)

Reclassifications for net
(gains) losses included in
earnings, net of tax expense
(benefit) of $469, $0,
$(158), and $2,850,
respectively	(734)	--	248	(4,458)

Comprehensive earnings	$ 57,697	$ 49,684	$ 193,343	$ 139,378

        The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars except for per share amounts)

	(Unaudited)
ASSETS	Sept. 30, 2003	Dec. 31, 2002

CURRENT ASSETS
Cash and cash equivalents	$ 293,638	$ 208,528
Accounts receivable (less allowances for doubtful
accounts of $27,365 and $26,868, respectively)	462,040	423,240
Inventories	705,807	721,178
Prepaid expenses and other assets	42,418	36,665
Deferred income tax benefits	100,811	95,336

Total current assets	1,604,714	1,484,947

PROPERTY, BUILDINGS, AND EQUIPMENT	1,542,097	1,492,858
Less accumulated depreciation and amortization	810,831	756,051

Property, buildings, and equipment-net	731,266	736,807

DEFERRED INCOME TAXES	23,333	20,541
INVESTMENTS IN AND LOANS TO UNCONSOLIDATED ENTITIES	24,251	15,988
GOODWILL	152,009	114,428
OTHER ASSETS AND INTANGIBLES, NET	62,104	64,737

TOTAL ASSETS	$2,597,677	$2,437,448

        The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars except for per share amounts)

	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	Sept. 30, 2003	Dec. 31, 2002

CURRENT LIABILITIES
Short-term debt	$ 409	$ 2,967
Current maturities of long-term debt	4,590	6,505
Trade accounts payable	288,908	290,807
Accrued expenses	238,212	248,085
Income taxes	44,386	37,902

Total current liabilities	576,505	586,266

LONG-TERM DEBT (less current maturities)	138,963	119,693
ACCRUED EMPLOYMENT-RELATED BENEFITS COSTS	74,717	63,791

SHAREHOLDERS' EQUITY
Cumulative Preferred Stock - $5 par value - 12,000,000
shares authorized; none issued or outstanding	--	--
Common Stock - $0.50 par value - 300,000,000 shares
authorized; issued 109,357,730 and 109,017,642
shares, respectively	54,679	54,509
Additional contributed capital	393,662	379,942
Retained earnings	2,197,924	2,083,072
Unearned restricted stock compensation	(13,150)	(17,144)
Accumulated other comprehensive losses	(7,632)	(35,742)
Treasury stock, at cost - 17,912,627 and 17,449,587
shares, respectively	(817,991)	(796,939)

Total shareholders' equity	1,807,492	1,667,698

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 2,597,677	$ 2,437,448

        The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Nine Months Ended Sept. 30,

	2003	2002

Cash flows from operating activities:
Net earnings	$ 165,233	$ 148,989
Provision for losses on accounts receivable	8,152	13,901
Deferred income taxes	(1,207)	(3,390)
Depreciation and amortization:
Property, buildings, and equipment	58,556	57,576
Other intangibles	1,136	515
Amortization of capitalized software	11,963	12,875
Gains on sales of investment securities	(1,208)	(7,308)
Net gains on sales of property, buildings and equipment	(3,056)	(5,411)
Write-down of investments	1,614	1,844
Losses on unconsolidated entities	1,880	2,040
Cumulative effect of accounting change	--	23,921
Change in operating assets and liabilities-net of business
acquisition and joint venture contributions:
Increase in accounts receivable	(38,794)	(42,762)
Decrease (increase) in inventories	32,822	(21,861)
(Increase) decrease in prepaid expenses	(4,503)	2,965
(Decrease) increase in trade accounts payable	(5,681)	57,242
Decrease in other current liabilities	(13,500)	(2,451)
Increase in current income taxes payable	4,963	16,728
Increase in accrued employment-related
benefits costs	10,926	6,527
Other-net	3,801	7,440

Net cash provided by operating activities	$ 233,097	$ 269,380

Cash flows from investing activities:
Additions to property, buildings, and
equipment-net of dispositions	$(45,575)	$(87,238)
Additions to capitalized software	(5,864)	(4,973)
Proceeds from sales of investment securities	6,115	15,957
Net cash paid for business acquisition	(36,709)	--
Investments in and loans to unconsolidated entities	(8,120)	(3,211)
Other-net	640	(15)

Net cash used in investing activities	$(89,513)	$(79,480)

        The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands of dollars)
(Unaudited)

	Nine Months Ended Sept. 30,

	2003	2002

Cash flows from financing activities:
Net decrease in short-term debt	$ (2,558)	$ (2,452)
Long-term debt issuance	307	113,746
Long-term debt payments	(1,915)	(115,645)
Stock options exercised	13,920	13,527
Purchase of treasury stock-net	(21,302)	(99,573)
Cash dividends paid	(50,381)	(49,990)

Net cash used in financing activities	$(61,929)	$(140,387)

Exchange rate effect on cash and cash equivalents	3,455	111

Net increase in cash and cash equivalents	85,110	49,624
Cash and cash equivalents at beginning of year	208,528	168,846

Cash and cash equivalents at end of period	$ 293,638	$ 218,470

        The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     BACKGROUND AND BASIS OF STATEMENT PRESENTATION

W.W. Grainger, Inc. is engaged in the distribution of facilities maintenance products, services, and related information to businesses and institutions in North America. As used herein, “Company” or “Grainger” means W.W. Grainger, Inc. and/or its subsidiaries as the context may require.

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

2.     RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” It is an interpretation of FASB Statement of Financial Accounting Standards (SFAS) No. 5, 57, and 107 and rescission of FIN 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize at the inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. Disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of this interpretation did not have a material effect on the Company’s results of operations or financial position. See Note 9 to the Condensed Consolidated Financial Statements for information regarding the Company’s warranty reserves and certain other guarantees of the Company.

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance will be applied prospectively. The provisions of SFAS 149 relating to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to existing contracts as well as new contracts entered into after June 30, 2003. Adoption of SFAS 149 did not have a material effect on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Adoption of SFAS 150 did not have a material effect on the Company’s results of operations or financial position.

Emerging Issues Task Force (EITF) Issue 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” was issued by the EITF in November 2002 with transition provisions subsequently issued in January 2003. The January 2003 transition rules stated that Issue 02-16 would apply to all agreements entered into or significantly modified after December 31, 2002. The Company’s accounting treatment for vendor provided funds is consistent with Issue 02-16, with the exception of vendor funded advertising allowances. The Company has accounted for these allowances as an offset to advertising expenses. Under Issue 02-16, this method is allowable if the allowances are for specific, identifiable, and incremental costs incurred by the Company in marketing its vendor’s products. The Company provides numerous advertising programs to promote its vendors, including catalogs and other printed media, Internet, NASCAR racing, and other direct marketing programs. Most of these programs relate to multiple vendors which makes supporting the specific, identifiable, and incremental criteria a burdensome process. Based on the administrative complexity and costs required to identify and track reimbursements to the exact advertising expenditure for each vendor, the Company will treat most vendor advertising allowances as a reduction of cost of goods sold rather than a reduction of operating (advertising) expenses. This change does not have any effect on net earnings.

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Since a majority of the 2003 contracts with provisions for advertising allowances were entered into prior to December 31, 2002, the amounts to be classified as a reduction of cost of goods sold in 2003 will not be material. The initial reclassification of $5.3 million from operating expenses to cost of goods sold occurred in the 2003 third quarter. For the full year 2003, the total reclassification is projected to be $7 to $10 million.

For 2004, as contracts are entered into or renewed, vendor allowances will be classified in cost of goods sold rather than in operating expenses. The Company will restate prior periods to maintain comparability. The Company estimates that when the year 2003 is restated in 2004, this restatement will be $48 to $55 million, in addition to the amounts recognized in 2003. This change will not have any effect on net earnings.

3.     GEMPLER’S ACQUISITION

On April 14, 2003, Lab Safety Supply, Inc. (Lab Safety), the Company’s wholly owned subsidiary, acquired substantially all of the assets and assumed certain liabilities of Gempler’s, a direct marketing division of Gempler’s, Inc., located in Wisconsin. The results of Gempler’s operations have been included in the Company’s consolidated financial statements since that date. Gempler’s, with annual sales in 2002 of approximately $32 million, serves agricultural, horticultural, grounds maintenance, and contractor markets with tools, safety supplies, clothing, and other equipment.

The aggregate purchase price was $36.7 million in cash and $0.7 million in assumed liabilities. Goodwill recognized in this transaction amounted to approximately $22.8 million and is expected to be fully deductible for tax purposes. Due to the immaterial nature of this transaction, disclosures of amounts assigned to the acquired assets and liabilities and pro forma results of operations are not considered necessary.

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.     STOCK INCENTIVE PLANS

The Company maintains various stock incentive plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company recognizes compensation cost for restricted shares and restricted stock units granted to employees. No compensation cost is recognized for stock option grants. All options granted under the Company’s plans had exercise prices equal to the market values of the underlying common stock on the dates of grant.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-based Compensation,” to stock-based compensation. The table also provides the amount of stock-based compensation cost included in net earnings as reported.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(In thousands of dollars, except for per share amounts)

Net earnings as reported	$ 56,836	$ 59,953	$ 165,233	$ 148,989
Deduct:
Total stock-based employee
compensation expense
determined under the fair value
based method for all awards,
net of related tax	(3,718)	(3,846)	(10,784)	(11,092)

Pro forma net earnings	$ 53,118	$ 56,107	$ 154,449	$ 137,897

Earnings per share:
Basic - as reported	$ 0.63	$ 0.65	$ 1.82	$ 1.61
Basic - pro forma	$ 0.58	$ 0.61	$ 1.70	$ 1.49
Diluted - as reported	$ 0.62	$ 0.64	$ 1.79	$ 1.57
Diluted - pro forma	$ 0.58	$ 0.60	$ 1.68	$ 1.46

Stock-based employee compensation
cost, net of related tax, included in
net earnings as reported	$ 1,240	$ 1,046	$ 2,207	$ 2,999

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

The following table displays the activity and balance of the Material Logic restructuring reserve from December 31, 2002 through September 30, 2003. Deductions reflect cash payments.

Restructuring Reserve (operating expenses)	Balance Dec. 31, 2002	Deductions	Balance Sept. 30, 2003

	(In thousands of dollars)
Workforce reductions	$ 1,644	$ (892)	$ 752
Other shut down costs	850	(219)	631

	$ 2,494	$(1,111)	$1,383

7.     JOINT VENTURE

On February 1, 2002, the Company finalized the creation of a joint venture named USI-AGI Prairies Inc. The joint venture was between Acklands and Uni-Select Inc. (Uni-Select), a Canadian company. The joint venture combined Uni-Select’s Western Division with the automotive after-market parts division of Acklands, which operated as Bumper to Bumper. Acklands’ contribution of net assets was approximately U.S. $15 million. Additionally, Acklands’ carrying value of its investment in this joint venture includes U.S. $5.1 million of allocated goodwill. The Company has a 50% stake in the new entity, which is managed by Uni-Select.

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

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.   DIVIDEND

On October 29, 2003, the Board of Directors declared a quarterly dividend of 18 ½ cents per share, payable December 1, 2003 to shareholders of record on November 10, 2003.

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

The Company has an outstanding guarantee related to an industrial revenue bond assumed by the buyer of one of the Company’s formerly owned facilities. The maximum exposure under this guarantee was $8.5 million as of September 30, 2003. The Company has not recorded any liability and believes it is unlikely that material payments will be required under this guarantee.

Warranty Reserves

The Company generally warrants the products it sells against defects for one year. For a significant portion of warranty claims, the manufacturer is responsible for the expenses associated with this warranty. For warranty expenses not covered by the manufacturer, the Company provides a reserve for costs based on historical experience. The reserve activity was as follows:

	Nine Months Ended Sept. 30,

	2003	2002

	(In thousands of dollars)
Beginning balance	$ 3,000	$ 2,368
Returns	(7,221)	(6,567)
Provision	6,903	6,880

Ending balance	$ 2,682	$ 2,681

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.     SEGMENT INFORMATION

	Three Months Ended Sept. 30, 2003

	(In thousands of dollars)
	Branch-based Distribution	Lab Safety	Integrated Supply	Total

Total net sales	$ 1,075,498	$ 79,232	$50,087	$ 1,204,817
Intersegment net sales	(3,645)	(503)	--	(4,148)

Net sales to external customers	$ 1,071,853	$ 78,729	$50,087	$ 1,200,669

Segment operating earnings	$ 97,318	$ 10,507	$ 738	$ 108,563

	Three Months Ended Sept. 30, 2002

	(In thousands of dollars)
	Branch-based Distribution	Lab Safety	Integrated Supply	Total

Total net sales	$ 1,075,450	$ 74,988	$57,092	$ 1,207,530
Intersegment net sales	(3,757)	(373)	--	(4,130)

Net sales to external customers	$ 1,071,693	$ 74,615	$57,092	$ 1,203,400

Segment operating earnings	$ 98,225	$ 13,014	$ 1,662	$ 112,901

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended Sept. 30, 2003

	(In thousands of dollars)
	Branch-based Distribution	Lab Safety	Integrated Supply	Total

Total net sales	$ 3,135,102	$ 230,108	$160,188	$ 3,525,398
Intersegment net sales	(11,474)	(1,325)	--	(12,799)

Net sales to external customers	$ 3,123,628	$ 228,783	$160,188	$ 3,512,599

Segment operating earnings	$ 280,506	$ 32,576	$ 2,658	$ 315,740

	Nine Months Ended Sept. 30, 2002

	(In thousands of dollars)
	Branch-based Distribution	Lab Safety	Integrated Supply	Total

Total net sales	$ 3,141,315	$ 221,879	$172,997	$ 3,536,191
Intersegment net sales	(11,684)	(1,050)	--	(12,734)

Net sales to external customers	$ 3,129,631	$ 220,829	$172,997	$ 3,523,457

Segment operating earnings	$ 285,177	$ 38,163	$ 4,562	$ 327,902

W.W. Grainger, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Segment assets:	Branch-based Distribution	Lab Safety	Integrated Supply	Total

	(In thousands of dollars)
At September 30, 2003	$1,917,535	$147,390	$36,987	$2,101,912

At December 31, 2002	$1,872,471	$104,372	$29,539	$2,006,382

A reconciliation of segment information to consolidated information is as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2003	2002	2003	2002

	(In thousands of dollars)
Operating Earnings:
Total operating earnings for
reportable segments	$ 108,563	$ 112,901	$ 315,740	$ 327,902
Unallocated expenses	(14,244)	(12,709)	(37,241)	(43,472)
Elimination of intersegment losses
(profits)	2	(2)	9	(16)

Total consolidated operating earnings
	$ 94,321	$ 100,190	$ 278,508	$ 284,414

	Sept. 30, 2003	December 31, 2002

	(In thousands of dollars)
Assets:
Total assets for reportable segments	$2,101,912	$2,006,382
Unallocated assets	495,765	431,066

Total consolidated assets	$2,597,677	$2,437,448

Unallocated expenses and unallocated assets primarily relate to the Company headquarters’ support services, which are not part of any business segment. Unallocated expenses include payroll and benefits, depreciation, and other costs associated with headquarters-related support services. Unallocated assets include non-operating cash, cash equivalents, prepaid expenses, and net property, buildings and equipment.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2002:

Company Net Sales

The Company’s net sales of $1,200.7 million in the 2003 third quarter were essentially flat compared with sales of $1,203.4 million for the comparable 2002 period. Sales performance in the third quarter of 2003 was affected by the general weakness in the economies in the North American countries and lower sales of seasonal products in the United States due to cooler than normal weather. These decreases were offset by net incremental sales from Hurricane Isabel and increased sales at Lab Safety as a result of the Gempler’s acquisition.

There were 64 sales days in both the 2003 and 2002 third quarters. The full year 2003 will have 255 sales days, the same number of sales days as the full year 2002.

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

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Branch-based Distribution Businesses

Net sales were $1,075.5 million for both the 2003 and 2002 third quarters.

Net sales in the United States declined approximately 1% for the third quarter versus the same period in 2002. Cooler than normal weather in certain parts of the United States resulted in a 16% decline in the sales of seasonal products. All customer segments were down except for government, which was up 11%. Partially offsetting the declines was approximately $2.5 million in net incremental sales related to Hurricane Isabel. National account sales were up 3% for the quarter.

Sales processed through the grainger.com web site were $125 million for the third quarter 2003, a 13% increase over third quarter 2002 sales of $110 million.

Net sales in Canada increased 9% during the third quarter of 2003 due to the effect of a favorable Canadian exchange rate. In local currency, this business experienced a 4% decrease in sales impacted by the power blackout in August in eastern Canada and a general weakness in the Canadian economy.

Net sales in Mexico were down 10% for the third quarter of 2003 when compared with the same period in 2002. This reflects the continuing softness of Mexico’s economy.

Lab Safety

Third quarter 2003 net sales for Lab Safety were $79.2 million, an increase of 6% when compared with $75.0 million for the same period in 2002. The sales increase was attributable to the acquisition of Gempler’s on April 14, 2003. Excluding the impact of this acquisition, net sales decreased 3%. This was primarily attributable to the continuing weakness in the manufacturing sector of the U.S. economy, which is a major source of sales for Lab Safety.

Integrated Supply

Net sales for the third quarter of 2003 for Grainger’s Integrated Supply division were $50.1 million, a decrease of 12% when compared with $57.1 million for the same period in 2002. Sales decreased for the quarter due to fewer customer locations and the weak economy. Sales for this business unit include product sales and management fees.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Company Net Earnings

The Company’s net earnings of $56.8 million in the third quarter of 2003 decreased 5% compared with $60.0 million for the comparable 2002 period. The decrease in net earnings was primarily the result of lower operating earnings partially offset by the impact of a lower effective income tax rate.

Operating earnings of $94.3 million for the third quarter of 2003 decreased 6% compared with the same 2002 period. The decline in operating earnings was primarily attributable to weaker performance at all three of the Company’s business segments as described below.

Segment Operating Earnings

The following comments at the segment level include external and intersegment operating earnings. Comments at the business unit level include external and inter- and intrasegment operating earnings. For segment information, see Note 10 to the Condensed Consolidated Financial Statements included in this report.

Branch-based Distribution Businesses

Operating earnings of $97.3 million for the third quarter decreased 1% compared with operating earnings of $98.2 million in the third quarter of 2002, primarily the result of higher operating expenses, partially offset by higher gross profits.

The gross profit margin increased 1.0 percentage point from the comparable 2002 quarter. This increase included the effect of a $5.3 million reduction in cost of goods sold due to the reclassification of advertising allowances from operating expenses in accordance with the provisions of EITF Issue 02-16. See Note 2 to the Condensed Consolidated Financial Statements included in this report. The remaining improvement in the gross profit margin was primarily attributable to selected pricing actions intended to cover freight and supplier cost increases and to favorable product mix. The favorable change in product mix was partially the result of lower sales of seasonal products, which have lower than average gross profit margins. Partially offsetting these improvements were higher freight costs related to both the logistics project and increased fuel costs, as well as an unfavorable change in selling price category mix.

Operating expenses were up 4% for the quarter. This includes an increase in operating expenses for the $5.3 million reclassification discussed above and therefore had no impact on net earnings. The remaining increase is primarily the result of incremental costs related to the expansion and renovation of the U.S. distribution centers, increases in other payroll and benefits costs, including increased healthcare costs, and higher advertising expenses.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Lab Safety

Lab Safety had operating earnings of $10.5 million for the third quarter of 2003, a decrease of 19% compared with operating earnings of $13.0 million for the third quarter of 2002.  The operating earnings decrease was the result of higher operating expenses partially offset by increased gross profit. The operating expense increase was primarily due to increases in catalog media and increased warehouse costs related to the Gempler’s acquisition.

Integrated Supply

Grainger’s Integrated Supply division had operating earnings of $0.7 million in the third quarter of 2003 compared with operating earnings of $1.7 million in the comparable period of 2002. The operating earnings decrease was due to lower management fees and higher operating expenses associated with a systems upgrade.

Other Income and Expense

Other income and expense was $0.4 million of income in the third quarter of 2003 compared with $1.1 million of income in the third quarter of 2002. The following table provides an analysis of the components of other income and expense:

	Three Months Ended Sept. 30,

	2003	2002

	(In thousands of dollars)
Other income and (expense):
Interest (expense), net of interest income	$ (775)	$ (251)
Equity in losses of unconsolidated entities	(56)	(779)
Gains on sales of investment securities	1,203	--
Unclassified-net:
Gains on sales of fixed assets, net	108	2,200
Other	(38)	(70)

Net other income and (expense)	$ 442	$ 1,100

Income Taxes

The Company's effective income tax rate was 40.0% for the third quarter of 2003 and 40.8% for the same period in 2002. Excluding the effect of equity losses in unconsolidated entities, which are recorded net of tax, the effective income tax rate was 40.0% for 2003 and 40.5% for 2002. This change in the effective tax rate was primarily driven by lower non-deductible losses in Mexico and a lower tax rate in Canada.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2002:

Company Net Sales

The Company's net sales of $3,512.6 million in the first nine months of 2003 were essentially flat compared with sales of $3,523.5 million for the comparable 2002 period. Sales performance in the first nine months of 2003 was affected by the continuing general weakness in the U.S. economy.

There were 191 sales days in both the first nine months of 2003 and 2002. The full year 2003 will have 255 sales days, the same number of sales days as the full year 2002.

Segment Net Sales

The following comments at the segment level refer to external and intersegment net sales. Comments at the business unit level include external and inter- and intrasegment net sales. For segment information, see Note 10 to the Condensed Consolidated Financial Statements included in this report.

Branch-based Distribution Businesses

Net sales of $3,135.1 million for the first nine months of 2003 were essentially flat as compared to net sales of $3,141.3 million in the first nine months of 2002.

Net sales in the United States declined approximately 2% for the first nine months versus the same period of 2002, primarily due to the continued weakness in the U.S. economy. Sales to government accounts increased by 11% and sales to national accounts were up 2% for the first nine months versus the same period in 2002. Sales to most other customer segments declined.

Net sales processed through the grainger.com web site were $355 million for the first nine months of 2003, a 14% increase over sales of $311 million for the first nine months of 2002.

Net sales in Canada increased 13% during the first nine months of 2003 which included the impact of a favorable Canadian exchange rate. In local currency, this business experienced a 3% increase due to higher sales related to the SARS outbreak in Ontario and higher sales to national accounts.

The operation in Mexico experienced a 5% decline in net sales in the first nine months of 2003 when compared with the same period in 2002. This reflects the continuing softness of Mexico's economy.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Lab Safety

Net sales for the first nine months of 2003 for Lab Safety were $230.1 million, an increase of 4% when compared with $221.9 million for the same period in 2002. The increase in sales is attributable to the acquisition of Gempler's on April 14, 2003. Excluding the impact of the Gempler's acquisition, net sales decreased 2%. This was primarily attributable to the weakness in the manufacturing sector of the economy, which is a major source of sales for Lab Safety.

Integrated Supply

Net sales for the first nine months of 2003 for Integrated Supply were $160.2 million, a decrease of 7% when compared with $173.0 million for the same period in 2002. Sales decreased due to fewer customer locations and the weak economy. Sales for this business unit include product sales and management fees.

Company Net Earnings

The Company's net earnings of $165.2 million in the first nine months of 2003 increased 11% compared with $149.0 million for the comparable 2002 period. The results for 2002 included a charge for the cumulative effect of a change in accounting principle of $23.9 million and after-tax gains on the sales of securities of $4.5 million.

Operating earnings were down 2% for the first nine months of 2003 compared with the same 2002 period. Weaker operating earnings at all three of the Company's business segments were partially offset by lower headquarters' expenses. The first nine months of 2002 included $5.8 million of expense recorded in the second quarter of 2002 related to severance and other costs.

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

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Branch-based Distribution Businesses

Operating earnings of $280.5 million for the first nine months of 2003 declined 2% compared with operating earnings of $285.2 million in the first nine months of 2002. Weak operating performance in the U.S. was partially offset by stronger operating earnings in Canada and Mexico.

The gross profit margin increased 1.0 percentage point from the comparable 2002 period. This increase included the effect of a $5.3 million reduction in cost of goods sold due to the reclassification of advertising allowances from operating expenses in accordance with the provisions of EITF Issue 02-16. See Note 2 to the Condensed Consolidated Financial Statements included in this report. The remaining improvement in gross profit margin was primarily attributable to selected pricing actions intended to cover freight and supplier cost increases, and to favorable product mix.  Partially offsetting these improvements were higher freight costs related to both the logistics project and increased fuel costs, as well as an unfavorable change in selling price category mix.

Operating expenses were up 4% for the nine months. This includes an increase in operating expenses for the $5.3 million reclassification discussed above. The remaining increase is a result of start up and incremental costs related to the expansion and renovation of the U.S. distribution centers and increases in other payroll and benefits costs, including increased healthcare costs.

Lab Safety

Lab Safety had operating earnings of $32.6 million for the first nine months of 2003, a decrease of 15% compared with operating earnings of $38.2 million for the first nine months of 2002. The operating earnings decline was the result of higher operating expenses partially offset by higher gross profit. The operating expense increase was primarily the result of increases in catalog media and integration costs associated with the Gempler's acquisition.

Integrated Supply

Grainger's Integrated Supply division had operating earnings of $2.7 million for the first nine months of 2003 compared with operating earnings of $4.6 million in the comparable period of 2002. The decline in operating performance for the first nine months of 2003 was the result of lower gross profit, driven by lower management fees and higher operating expenses associated with a systems upgrade.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Other Income and Expense

Other income and expense was $1.9 million of expense for the first nine months of 2003 compared with $7.6 million of income in the first nine months of 2002. The following table provides an analysis of the components of other income and expense:

	Nine Months Ended September 30,
	2003	2002

	(In thousands of dollars)
Other income and (expense):
Interest (expense), net of interest income	$(2,282)	$(1,296)
Equity in losses of unconsolidated entities	(1,880)	(2,040)
Gains on sales of investment securities	1,208	7,308
Unclassified-net:
Gains on sales of fixed assets, net	3,056	5,411
Write-down of investments	(1,614)	(1,844)
Other	(355)	40

Net other income and (expense)	$(1,867)	$ 7,579

Income Taxes

The Company’s effective income tax rate was 40.3% for the first nine months of 2003 and 40.8% for the same period in 2002. Excluding the effect of equity losses in unconsolidated entities, which are recorded net of tax, the effective income tax rate was 40.0% for 2003 and 40.5% for 2002. This change in the effective tax rate was primarily driven by lower non-deductible losses in Mexico and a lower tax rate in Canada.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2003, working capital increased by $129.5 million. The ratio of current assets to current liabilities was 2.8 at September 30, 2003 and 2.5 at December 31, 2002. The Condensed Consolidated Statements of Cash Flows, included in this report, detail the sources and uses of cash and cash equivalents.

The Company maintains a debt ratio and liquidity position that provide flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, the Company has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit and otherwise. Total debt as a percent of total capitalization was 7.4% and 7.2% at September 30, 2003 and December 31, 2002, respectively. For the first nine months of 2003, $56.9 million was expended for property, buildings, and equipment, and $5.9 million was expended for capitalized software, for a total of $62.8 million.

On April 14, 2003, Lab Safety acquired substantially all of the assets and assumed certain liabilities of Gempler’s, a direct marketing division of Gempler’s, Inc., located in Wisconsin. The results of Gempler’s operations have been included in the Company’s consolidated financial statements since that date. Gempler’s, with annual sales in 2002 of approximately $32 million, serves agricultural, horticultural, grounds maintenance, and contractor markets with tools, safety supplies, clothing, and other equipment. The aggregate purchase price was $36.7 million in cash and $0.7 million in assumed liabilities. Goodwill recognized in this transaction amounted to approximately $22.8 million, and it is expected to be fully deductible for tax purposes.

As of September 30, 2003, 9.5 million shares of common stock remained under the Company’s repurchase authorization, after the repurchase of approximately 0.5 million shares in the first nine months of 2003.

W.W. Grainger, Inc., and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements under the federal securities laws. The forward-looking statements relate to the Company’s expected future financial results and business plans, strategies, and objectives and are not historical facts. They are often identified by qualifiers such as “will,” “estimates,” “projected,” “expected,” or similar expressions. There are risks and uncertainties the outcome of which could cause the Company’s results to differ materially from what is projected.

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

    (b)        Reports on Form 8-K

The Company filed a report on Form 8-K, dated October 16, 2003, reporting under Item 12 thereof information included as exhibits to the report, consisting of a press release announcing financial results for the quarter ended September 30, 2003, and supplemental financial information for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    W.W. Grainger, Inc.
                                                                                            (Registrant)

Date: November 11 , 2003                               By:                      /s/ P.O. Loux
                                                                                    P.O. Loux, Senior Vice President,
                                                                                     Finance and Chief Financial Officer

Date:  November  11, 2003                              By:              /s/ J.E. Andringa
                                                                                    J.E. Andringa, Vice President
                                                                                     and Controller

Exhibit 11.1

W.W. Grainger, Inc. and Subsidiaries
COMPUTATIONS OF EARNINGS PER SHARE

	Nine Months Ended September 30,

BASIC:	2003	2002

Weighted average number of shares outstanding	90,783,382	92,414,235

Earnings before cumulative effect of accounting
change	$ 165,233,000	$ 172,910,000
Cumulative effect of accounting change	--	(23,921,000)

Net earnings	$ 165,233,000	$ 148,989,000

Earnings per share before cumulative effect of
accounting change	$ 1.82	$ 1.87
Cumulative effect of accounting change per share	--	(0.26)

Earnings per share	$ 1.82	$ 1.61

DILUTED:
Weighted average number of shares outstanding	90,783,382	92,414,235
Potential Shares:
Shares issuable under outstanding options	6,875,545	7,230,145
Shares which could have been purchased using
the proceeds from the options exercised,
based on the average market value for the
period	(5,915,955)	(5,769,126)

	959,590	1,461,019
Dilutive effect of exercised options prior
to being exercised	14,532	27,636

Shares for the portion of the period that the
options were outstanding	974,122	1,488,655
Contingently issuable shares	735,406	897,888

	1,709,528	2,386,543

Adjusted weighted average number of shares
outstanding	92,492,910	94,800,778

Earnings before cumulative effect of accounting
change	$ 165,233,000	$ 172,910,000
Cumulative effect of accounting change	--	(23,921,000)

Net earnings	$ 165,233,000	$ 148,989,000

Earnings per share before cumulative
effect of accounting change	$ 1.79	$ 1.82
Cumulative effect of accounting change per share	--	(0.25)

Earnings per share	$ 1.79	$ 1.57

Exhibit 11.2

W.W. Grainger, Inc. and Subsidiaries
COMPUTATIONS OF EARNINGS PER SHARE

	2003	2002
BASIC:

Three months ended September 30:
Nine months ended September 30, as reported in
Exhibit 11.1	$ 1.82	$ 1.61
Six months ended June 30, as previously reported	1.19	0.96

Earnings per share for the three months ended
September 30	$ 0.63	$ 0.65

DILUTED:
Three months ended September 30:
Nine months ended September 30, as reported in
Exhibit 11.1	$ 1.79	$ 1.57
Six months ended June 30, as previously reported	1.17	0.93

Earnings per share for the three months ended
September 30	$ 0.62	$ 0.64