Form 10-K
period 2003-12-31
GRAINGER W W INC
filed 2004-03-10
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

OR

        [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number 1-5684
W.W. Grainger, Inc.
(Exact name of registrant as specified in its charter)

Illinois (State or other jurisdiction of incorporation or organization)	36-1150280 (I.R.S. Employer Identification No.)

100 Grainger Parkway, Lake Forest, Illinois (Address of principal executive offices)	60045-5201 (Zip Code)
(847) 535-1000 (Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock $0.50 par value, and accompanying Preferred Share Purchase Rights	Name of each exchange on which registered New York Stock Exchange Chicago Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___X____ No _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ___X____ No _______

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $3,640,546,466 as of the close of trading reported on the Consolidated Transaction Reporting System on June 30, 2003. The Company does not have non-voting common equity.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock $0.50 par value                                                                                                  90,946,878 shares outstanding as of March 1, 2004

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the annual meeting of shareholders of the registrant to be held on April 28, 2004, are incorporated by reference into Part III hereof.

TABLE OF CONTENTS
		Page(s)
PART I
Item 1:	BUSINESS	3-5
	THE COMPANY	3
	BRANCH-BASED DISTRIBUTION	3-4
	INDUSTRIAL SUPPLY	3-4
	ACKLANDS-GRAINGER INC.	4
	FINDMRO	4
	GLOBAL SOURCING	4
	PARTS	4
	MEXICO	4
	LAB SAFETY	5
	INTEGRATED SUPPLY	5
	DIGITAL	5
	INDUSTRY SEGMENTS	5
	COMPETITION	5
	EMPLOYEES	5
	WEB SITE ACCESS TO COMPANY REPORTS	5
Item 2:	PROPERTIES	6
Item 3:	LEGAL PROCEEDINGS	6
Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	6
Executive Officers		6-7
PART II
Item 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	7
Item 6:	SELECTED FINANCIAL DATA	8
Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8-18
Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18
Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	18
Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	19
Item 9A:	CONTROLS AND PROCEDURES	19

PART III
Item 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	19
Item 11:	EXECUTIVE COMPENSATION	19
Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS	19
Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	19
Item 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES	19

PART IV
Item 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	20-21

Signatures		22
Certifications		23-25

PART I

Item 1: Business

The Company
W.W. Grainger, Inc., incorporated in the State of Illinois in 1928, is in the service business. It distributes products used by businesses and institutions across North America to keep their facilities and equipment running. The words “Grainger” or “Company” mean W.W. Grainger, Inc., and its subsidiaries in this report.

Grainger uses a multichannel business model to serve more than 1.6 million customers of all sizes with multiple ways to find and purchase products through a network of branches, field sales forces, direct marketing through catalogs and Internet channels. Orders can be placed via telephone, fax, Internet or in person. Products are available for immediate pick-up or for shipment.

Grainger reports its operating results in three segments: Branch-based Distribution, Lab Safety and Integrated Supply. The Branch-based Distribution businesses primarily serve the needs of North American businesses for facility maintenance products. Lab Safety Supply, Inc. (Lab Safety), a direct marketing company, serves customers who purchase safety, industrial and other products. Integrated Supply serves customers seeking to outsource some or all of their indirect materials management processes.

Grainger also has internal business support functions which provide coordination and guidance in the areas of accounting, administrative services, business development, communications, compensation and benefits, employee development, enterprise systems, finance, human resources, insurance and risk management, internal audit, investor relations, legal, real estate and construction services, security and safety, taxes and treasury services. These services are provided in varying degrees to all business units.

Grainger does not engage in basic or substantive product research and development activities. Items are regularly added to and deleted from Grainger’s product lines on the basis of market information, recommendations of customers and suppliers and other factors.

Branch-based Distribution
The Branch-based Distribution businesses provide North American customers with product solutions for their facility maintenance and other product needs through logistics networks which are configured for rapid product availability. Grainger offers a broad selection of facility maintenance and other products through local branches, catalogs and the Internet. The Branch-based Distribution businesses consist of the following Grainger divisions: Industrial Supply, Acklands-Grainger Inc. (Canada), FindMRO, Export, Global Sourcing, Parts, Grainger, S.A. de C.V. (Mexico) and Grainger Caribe Inc. (Puerto Rico). The more significant of these businesses are described below.

Industrial Supply
Industrial Supply offers U.S. businesses and institutions a combination of product breadth, local availability, speed of delivery, simplicity of ordering and competitively priced products. Industrial Supply distributes tools, lighting products, test instruments, cleaning supplies, material handling equipment, pumps and plumbing supplies, motors and many other items. Its customers range from small and medium-sized businesses to large corporations and governmental organizations. During 2003, Industrial Supply completed an average of 88,000 sales transactions daily.

Industrial Supply operates 394 branches located in all 50 states. These branches are generally located within 20 minutes of the majority of U.S. businesses and serve the immediate needs of their local markets allowing customers to pick up items directly from the branches.

Industrial Supply’s branches range in size from small branches to large master branches. Branches are used to fulfill will-call needs and customer service. Master branches handle a higher volume of counter/will-call customers daily, in addition to shipping to customers for other branches in their area. On average, a branch is 20,000 square feet in size, has 10 employees and handles about 220 transactions per day. Also in 2003, Industrial Supply invested approximately $1.4 million in plant and equipment related to one new branch, three branch relocations and several branch additions and remodelings. No branches were closed in 2003.

In 2000, Industrial Supply began the process of reconfiguring its distribution network to remove a warehousing step from its distribution system. When completed, the new network will comprise nine distribution centers (DCs) – five new and four redesigned facilities – that will take over most of the shipping previously handled by the branches. Eight of the nine distribution centers have been completed. The ninth, a DC located in New Jersey, is expected to be completed in April 2004. The DCs average more than 300,000 square feet in size and employ automated equipment and processes. DCs ship orders, including Internet orders, directly to customers for all branches located in their service area and replenish branch inventories. The DC located in Chicago is also a national distribution center providing customers and the entire network with slower moving inventory items.

Industrial Supply sells principally to customers which include industrial and commercial maintenance departments, service shops, manufacturers, hotels, government, retail organizations, transportation businesses, contractors, and healthcare and educational facilities. Sales transactions during 2003 were made to approximately 1.3 million customers. Approximately 24% of 2003 sales consisted of items bearing the Company’s registered trademarks, including DAYTON® (principally electric motors, heating and ventilation equipment), TEEL® (liquid pumps), SPEEDAIRE® (air compressors), AIR HANDLER® (air filtration equipment), DEM-KOTE® (spray paints), WESTWARD® (principally hand and power tools), CONDOR™ (safety products) and LUMAPRO® (task and outdoor lighting), as well as other Company trademarks. Grainger has taken steps to protect these trademarks against infringement and believes that they will remain available for future use in its business. Sales of remaining items generally consisted of products carrying the names of other well-recognized brands.

The current Industrial Supply catalog, issued in February 2004, offers more than 82,000 facility maintenance and other products. Approximately 1.5 million copies of the catalog were produced. A CD-ROM version of the catalog supplements the paper version. Approximately 550,000 copies of the CD-ROM catalog were produced.

Customers can purchase products through grainger.com. This Web site serves as a prominent service channel for the Industrial Supply division. Customers have access to a much larger selection of products through grainger.com than is contained in the catalog. It is available 24/7, providing real-time product availability, customer-specific pricing, multiple product search capabilities, customer personalization, and links to customer support and the fulfillment system. For large customers interested in connecting to grainger.com through sophisticated purchasing platforms, grainger.com has a universal connection. This technology translates the different data formats used by electronic marketplaces, exchanges, and e-procurement systems and allows information from these systems to be fed directly into Industrial Supply’s operating platform. Orders processed through grainger.com resulted in sales of $478.6 million in 2003, $419.5 million in 2002 and $332.5 million in 2001.

Industrial Supply purchases products for sale from approximately 1,200 suppliers, most of which are manufacturers. No single supplier comprised more than 10% of Industrial Supply’s purchases and no significant difficulty has been encountered with respect to sources of supply.

Acklands-Grainger Inc. (Acklands)
Acklands is Canada’s leading broad-line distributor of industrial, automotive fleet and safety supplies. It serves customers through 174 branches and five distribution centers across Canada. Acklands distributes tools, lighting products, safety supplies, pneumatics, instruments, welding equipment and supplies, motors and shop equipment, and many other items. During 2003, approximately 14,000 sales transactions were completed daily. A comprehensive catalog, printed in both English and French, showcases the product line to facilitate customer selection. This catalog, with more than 43,000 products, supports the efforts of field sales representatives throughout Canada. In addition, customers can purchase products through www.acklandsgrainger.com.

FindMRO
FindMRO is a sourcing service. Through sophisticated search technologies and sourcing expertise, FindMRO locates facilities maintenance and other products when a source is unknown to the customer. FindMRO has access to more than 4,000 suppliers and five million products. Orders can be placed with a Grainger sales representative or a branch employee.

Global Sourcing
Global Sourcing procures competitively priced, high-quality products produced outside the United States. Grainger businesses sell these items primarily under private labels. Products obtained through Global Sourcing include WESTWARD® tools, LUMAPRO® lighting products and CONDOR™ safety products, as well as products bearing other trademarks.

Parts
Parts provides customers access to more than 2.5 million parts and accessories, stocking nearly 77,000 of them in its Northbrook, Illinois, warehouse. Customers can purchase parts over the telephone, at grainger.com, or through a Grainger sales representative or branch employee. Trained customer service representatives have online access to more than 300,000 pages of detailed parts diagrams. Parts handled approximately 1.6 million customer calls in 2003 through its call centers in Northbrook, Illinois, and Waterloo, Iowa.

Mexico
Grainger’s operations in Mexico provide local businesses with facility maintenance and other products from both Mexico and the United States. From its five locations in Mexico and U.S. branches along the border, the business provides delivery of approximately 63,000 products throughout Mexico. The largest facility, an 85,000 square foot DC, is located outside of Monterrey, Mexico. Customers can order products using a Spanish-language general catalog or purchase them through www.grainger.com.mx.

Lab Safety
Lab Safety is a direct marketer of safety and other industrial products to U.S. and Canadian businesses. Located in Janesville, Wisconsin, Lab Safety primarily reaches its customers through the distribution of multiple branded catalogs, including a CD-ROM version, and other marketing materials distributed throughout the year to targeted markets. Customers can purchase products through www.labsafety.com, www.benmeadows.com and www.gemplers.com.

Lab Safety offers extensive product depth, technical support and high service levels. It is a primary supplier for many small and medium-sized companies and a backup supplier for many larger companies. During 2003, Lab Safety issued 11 unique catalogs covering safety supplies, material handling, security and other products, targeted to specific customer groups. Lab Safety provides access to more than 130,000 products through its catalogs.

In April 2003, Lab Safety acquired substantially all of the assets and assumed certain liabilities of Gempler’s, a direct marketing division of Gempler’s, Inc. Gempler’s is a $32 million direct marketing business serving agricultural, horticultural, grounds maintenance and contractor markets with tools, safety supplies, clothing and other items.

Integrated Supply
Integrated Supply serves customers who have chosen to outsource some or all of their indirect materials management processes. This service enables customers to focus on their core business objectives. Integrated Supply offers a full complement of on-site outsourcing solutions, including business process reengineering, inventory and tool crib management, purchasing management and information management.

Digital
In April 2001, Grainger announced it was discontinuing the operations of Material Logic. All of Material Logic’s branded e-commerce sites were shut down with the exception of FindMRO, which remains in the Branch-based Distribution segment.

Industry Segments
For 2003, Grainger is reporting three industry segments: Branch-based Distribution, Lab Safety and Integrated Supply. For segment and geographical information and consolidated net sales and operating earnings see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8: Financial Statements and Supplementary Data.”

Competition
Grainger faces competition in all markets it serves, from manufacturers (including some of its own suppliers) that sell directly to certain segments of the market, wholesale distributors, catalog houses and certain retail enterprises.

Grainger competes with manufacturers and other distributors primarily through local product availability, efficient service, sales representatives, competitive pricing, catalogs (which include product descriptions and, in certain cases, extensive technical and application data), electronic and Internet commerce technology and other efforts to assist customers in lowering their total facility maintenance costs. Grainger believes that it can effectively compete with manufacturers on small orders, but manufacturers may have an advantage in filling large orders.

Grainger serves a number of diverse markets. In some markets, Grainger can reasonably estimate its competitive position. However, taken as a whole, Grainger is unable to determine with certainty its market share relative to others engaged in whole or in part in each of the markets where it competes.

Employees
As of December 31, 2003, Grainger had 14,701 employees, of whom 12,881 were full-time and 1,820 were part-time or temporary. Grainger has never had a major work stoppage and considers employee relations to be good.

Web Site Access to Company Reports
Grainger makes available, free of charge, through its Web site, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after this material is electronically filed with or furnished to the Securities and Exchange Commission. This material may be accessed by visiting www.grainger.com/investor.

Item 2: Properties

As of December 31, 2003, Grainger’s owned and leased facilities totaled 17,991,000 square feet, an increase of approximately 2% from 2002. Industrial Supply and Acklands accounted for the majority of the total square footage. Industrial Supply facilities are located throughout the United States. Acklands facilities are located throughout Canada.

Industrial Supply branches range in size from 1,200 to 109,000 square feet and average approximately 20,000 square feet. Most are located in or near major metropolitan areas with many located in industrial parks. Typically, a branch is on one floor, is of masonry construction, consists primarily of warehouse space, sales areas and offices and has off-the-street parking for customers and employees. Grainger considers that its properties are generally in good condition and well maintained.

A brief description of significant facilities follows:

Location	Facility and Use	Size in Square Feet

Chicago Area (1)	Headquarters and General Offices	1,136,000
United States (1)	Nine Distribution Centers	5,212,000
United States (2)	394 Industrial Supply branch locations	7,713,000
United States and Mexico (3)	All other facilities	1,837,000
Canada (4)	174 Acklands facilities	2,093,000

	Total Square Feet	17,991,000

(1)	These facilities are either owned or leased with most leases expiring between 2004 and 2009. The owned facilities are not subject to any mortgages.
(2)	Industrial Supply branches consist of 286 owned and 108 leased properties. The owned facilities are not subject to any mortgages.
(3)	Other facilities primarily include locations for Lab Safety and other business units and properties under construction. Two facilities are located in Puerto Rico and five are located in Mexico, all of which are leased. The owned facilities are not subject to any mortgages.
(4)	Acklands facilities consist of general offices, distribution centers and branches, of which 61 are owned and 113 leased. The owned facilities are not subject to any mortgages.

Item 3: Legal Proceedings

As of January 28, 2004, Grainger is named, along with numerous other nonaffiliated companies, as a defendant in litigation involving asbestos and/or silica filed on behalf of approximately 3,300 plaintiffs in various states. These lawsuits typically involve claims of personal injury arising from the alleged exposure to asbestos and/or silica as a consequence of products purportedly distributed by Grainger. In 2003, lawsuits involving approximately 275 plaintiffs were dismissed with respect to Grainger based on the lack of product identification. Grainger has denied, or intends to deny, the allegations in the remaining lawsuits. If a specific product distributed by Grainger is identified in any of these lawsuits, Grainger would attempt to exercise indemnification remedies against the product manufacturer. In addition, Grainger believes that a substantial portion of these claims are covered by insurance. Grainger is engaged in active discussions with its insurance carriers regarding the scope and amount of coverage. While Grainger is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on Grainger’s consolidated financial position or results of operations.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

Executive Officers

Following is information about the Executive Officers of Grainger including age in March 2004. Executive Officers of Grainger generally serve until the next annual election of officers, or until earlier resignation or removal.

Name and Age	Positions and Offices Held and Principal Occupations and Employment During the Past Five Years

Judith E. Andringa (43)	Vice President and Controller. Before joining Grainger in 2002, Ms. Andringa was Controller of the Foodservice Division of Kraft Foods, Inc., a position assumed in 2000 after serving Kraft as Director of Finance, Marketing Services Group. Her prior positions at Kraft included Controller, Sales and Customer Service, and Director, Financial Planning and Analysis, of the Meals Division.

Name and Age	Positions and Offices Held and Principal Occupations and Employment During the Past Five Years

Yang C. Chen (56)	Senior Vice President, Supply Chain Management, a position assumed in 2003 after serving as Vice President, Supply Chain Services. Before assuming the last-mentioned position in 2002, Mr. Chen served as Vice President, International Internet Commerce. Previously, he served as Vice President, Asia Pacific.

Wesley M. Clark (52)	President and Chief Operating Officer, a position assumed in 2001 after serving as Group President. Before assuming the last-mentioned position in 1997, Mr. Clark served as Senior Vice President, Operations and Quality.

Timothy M. Ferrarell (47)	Senior Vice President, Enterprise Systems, a position assumed in 2001 after serving as Vice President, Quality and Business Planning. Before assuming the last-mentioned position in 1998, Mr. Ferrarell served as Vice President, Marketing. Previously, he served as Vice President, Product Management.

Nancy A. Hobor (57)	Senior Vice President (formerly Vice President), Communications and Investor Relations. Before joining Grainger in 1999, Ms. Hobor was Vice President, Corporate Communications and Investor Relations of Morton International, Inc.

John L. Howard (46)	Senior Vice President and General Counsel. Before joining Grainger in 2000, Mr. Howard was Vice President and General Counsel of Tenneco Automotive, a position assumed after serving as Vice President, Law and Assistant General Counsel of Tenneco, Inc.

Richard L. Keyser (61)	Chairman of the Board, a position assumed in 1997, and Chief Executive Officer, a position assumed in 1995. Previously, Mr. Keyser served as Grainger’s President and Chief Operating Officer.

Larry J. Loizzo (49)	Senior Vice President (formerly Vice President) of Grainger and President of Lab Safety Supply, Inc.

P. Ogden Loux (62)	Senior Vice President, Finance and Chief Financial Officer, positions assumed in 1997 after serving as Vice President, Finance.

James T. Ryan (45)	Executive Vice President, Marketing, Sales and Service, a position assumed in 2001, after serving as Vice President of Grainger and President of grainger.com. Previously, he served as Vice President, Information Services.

John A. Schweig (46)	Senior Vice President, Strategy and Development, a position assumed in 2003 after serving as Senior Vice President, Business Development and International.

PART II

Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Grainger’s common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange, with the ticker symbol GWW. The high and low sales prices for the common stock and the dividends declared and paid for each calendar quarter during 2003 and 2002 are shown below.

	Prices

Quarters	High	Low	Dividends

2003 First	$53.30	$41.40	$0.180
Second	50.80	42.54	0.185
Third	52.33	45.86	0.185
Fourth	50.83	43.70	0.185

Year	$53.30	$41.40	$0.735

2002 First	$59.40	$46.60	$0.175
Second	59.00	47.09	0.180
Third	50.74	40.40	0.180
Fourth	55.20	39.20	0.180

Year	$59.40	$39.20	$0.715

The approximate number of shareholders of record of Grainger’s common stock as of March 1, 2004 was 1,400.

Item 6: Selected Financial Data

	2003	2002	2001	2000	1999

		(In thousands of dollars, except for per share amounts)

Net sales	$4,667,014	$4,643,898	$4,754,317	$4,977,044	$4,636,275
Net earnings	226,971	211,567	174,530	192,903	180,731
Net earnings per basic share	2.50	2.30	1.87	2.07	1.95
Net earnings per diluted share	2.46	2.24	1.84	2.05	1.92
Total assets	2,624,678	2,437,448	2,331,246	2,459,601	2,564,826
Long-term debt
(less current maturities)	4,895	119,693	118,219	125,258	124,928
Cash dividends paid per share	$ 0.735	$ 0.715	$ 0.695	$ 0.670	$ 0.630

The results for 2003 included an after-tax gain on the reduction of restructuring reserves established for the shutdown of Material Logic of $0.3 million.

The results for 2002 included an after-tax gain on the sale of securities of $4.5 million, or $0.04 per diluted share, and an after-tax gain on the reduction of restructuring reserves established for the shutdown of Material Logic of $1.2 million, or $0.01 per diluted share. These were offset by the cumulative effect of a change in accounting for the write-down of goodwill of $23.9 million after-tax, or $0.26 per diluted share.

The results for 2001 included an after-tax charge of $36.6 million, or $0.39 per diluted share, related to the restructuring charge established in connection with the closing of Material Logic and the write-down of investments in other digital enterprises.

The results for 2000 included an after-tax gain of $17.9 million, or $0.19 per diluted share, related to sales of investment securities.

For further information see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Notes 3 and 5 to the Consolidated Financial Statements.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
    General. Grainger is the leading broad-line supplier of facilities maintenance products in North America. Grainger reports its operating results in three segments: Branch-based Distribution, Lab Safety and Integrated Supply. Grainger distributes a wide range of products used by businesses and institutions to keep their facilities and equipment up and running. Grainger uses a multichannel business model to provide customers with a range of options for finding and purchasing products through a network of branches, field sales forces, direct marketing including catalogs and a variety of electronic and Internet channels. Grainger serves customers through a network of 575 branches, 17 distribution centers and multiple Web sites.

    Business Environment. Several economic factors and industry trends shape Grainger’s business environment. The current overall economy and leading economic indicators forecast by economists provide insight into anticipated economic factors for the near term and help in the development of projections for the upcoming year. At the start of 2004, the Consensus Forecast-USA is predicting GDP and Industrial Production growth of 4 to 5 percent for 2004. Grainger’s sales to manufacturers tend to correlate more with employment levels than with manufacturing output, so job creation, in addition to manufacturing production, is an indicator for potential sales growth. Most recently, declining employment in the manufacturing sector, due to increased productivity and production moving offshore, has adversely affected the operating results of Grainger.

This trend is likely to continue, and could adversely affect employment levels in one of Grainger’s largest sectors. To address this trend, Grainger has been focusing on government and commercial customers and healthcare institutions. To reach more customer groups, Grainger’s market expansion program will increase branch coverage, expand local availability of products and add local sales professionals in high potential markets through a multi-year program focused on local customers.

The customer’s buying behavior also affects Grainger’s business environment. In 2004, Grainger will continue to target large, multi-site customers including government and national accounts. Sales from government accounts grew from 13% of total sales in 2001 to 17% in 2003. Grainger believes that customers will increasingly focus on reducing their cost to procure facilities maintenance products. Grainger is addressing this anticipated shift in focus by expanding its market coverage and increasing product information available to branch employees for improved service to local customers by accelerating replacement of its legacy information systems. Grainger’s financial strength, including its low debt and strong cash flow, leaves it well positioned to fund initiatives to accelerate top line growth.

In 2004, Grainger will be investing in the branch network and information technology including the following major items:

$70 to $85 million for the branch network;
$50 to $55 million for information technology;
$15 to $20 million for the branch telephone system replacement and
$10 million for completion of the logistics network.

In 2004, total capital expenditures of $200 to $225 million are anticipated, more than double that of recent years. Capital spending for the market expansion program may be affected by decisions to lease, rather than purchase, the related facilities and/or equipment.

    Matters Affecting Comparability. The Emerging Issues Task Force (EITF) issued “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” (Issue 02-16) in November 2002 with transition provisions subsequently issued in January 2003. For more detailed information regarding this change in accounting, see Note 2 to the Consolidated Financial Statements. Grainger’s accounting treatment for vendor provided funds was consistent with Issue 02-16, with the exception of vendor funded advertising allowances, which had been accounted for as an offset to operating (advertising) expenses. This accounting treatment is only allowable under Issue 02-16 in certain specific circumstances. As a result of Issue 02-16, Grainger will classify the majority of its vendor provided allowances as an offset to cost of merchandise sold rather than operating (advertising) expenses. Application of Issue 02-16 is on a prospective basis as contracts are either modified or renewed. Since a majority of the 2003 contracts with provisions for advertising allowances were entered into prior to December 31, 2002, the amounts classified as a reduction of cost of merchandise sold of $7.9 million were not material to 2003. This change does not have any effect on net earnings.

Grainger’s operating results for 2003 include the operating results of Gempler’s, a direct marketing division of Gempler’s, Inc., from the acquisition date of April 14, 2003. Gempler’s results are included in the Lab Safety segment.

Effective January 1, 2002, Grainger adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” As a result of the application of the new impairment methodology introduced by SFAS No. 142, Grainger recorded a noncash charge to earnings in 2002 of $32.3 million ($23.9 million after-tax, or $0.26 per diluted share) related to the write-down of Acklands goodwill. See Note 3 to the Consolidated Financial Statements.

In 2002, Acklands sales declined as automotive aftermarket parts sales were eliminated due to the creation of the joint venture with Uni-Select Inc. in Canada. See Note 9 to the Consolidated Financial Statements.

Results of Operations
The following table is included as an aid to understanding changes in Grainger’s Consolidated Statements of Earnings.

	For the Years Ended December 31,

	Items in Consolidated Statements			Percent Increase/
	of Earnings as a Percent of			(Decrease)
	Net Sales			from Prior Year

	2003	2002	2001	2003	2002

Net sales	100.0%	100.0%	100.0%	0.5%	(2.3)%
Cost of merchandise sold	64.9	65.6	66.6	(0.6)	(3.8)
Operating expenses	26.8	25.9	26.3	3.8	(3.7)
Operating earnings	8.3	8.5	7.1	(1.5)	16.1
Other income (expense)	(0.1)	0.1	(0.8)	(231.8)	111.3
Income taxes	3.3	3.5	2.6	(5.1)	32.3
Cumulative effect of
accounting change-expense	--	0.5	--	100.0	N/A
Net earnings	4.9%	4.6%	3.7%	7.3%	21.2%

2003 Compared to 2002
Grainger’s net sales of $4,667.0 million for 2003 were essentially flat compared to 2002. Full year results were affected by the general weakness in the U.S. economy. Sales in the Branch-based Distribution business segment increased $19.2 million over 2002, generally unchanged year-over-year. Revenue increased in the Lab Safety segment, while sales for Integrated Supply declined.

Despite the limited sales growth experienced during the year, gross profit margins improved in 2003 to 35.1% from 34.4% principally due to favorable changes in product mix and selected price increases designed to offset increased freight and other costs. Grainger’s operating earnings of $387.3 million in 2003 decreased 1.5% from the prior year. Operating margins declined to 8.3% in 2003 from 8.5% in 2002 reflecting higher operating expenses year-over-year. The principal driver of the operating expense increase was higher severance and healthcare expenses. Advertising expenses increased as a result of the classification of $7.9 million of vendor provided allowances in cost of merchandise sold rather than in operating (advertising) expenses.

Grainger’s net earnings of $227.0 million in 2003 increased $15.4 million or 7.3% as compared with 2002 net earnings of $211.6 million. Diluted earnings per share for the year increased to $2.46 in 2003 from $2.24 in 2002. In 2002, Grainger recorded a $23.9 million after-tax charge for the cumulative effect of a change in accounting principle. The results for 2002 also included an after-tax gain of $1.2 million, or $0.01 per diluted share, on the reduction of restructuring reserves established for the shutdown of Material Logic.

Segment Analysis
The following comments at the segment level include external and intersegment net sales and operating earnings. Comments at the business unit level include external and inter- and intrasegment net sales and operating earnings. See Note 21 to the Consolidated Financial Statements.

Branch-based Distribution
Net sales at the Branch-based Distribution businesses totaled $4,167.2 million in 2003 and were essentially flat when compared with 2002 sales of $4,148.0 million. Sales in the United States declined approximately 1% in 2003 as compared with 2002. Government account sales were up nearly 11% in 2003, while all other customer segments, including light and heavy manufacturing, were down when compared with 2002. The declines noted in the other customer segments were primarily due to the weakness in the U.S. economy, particularly in manufacturing. Within these customer segments, sales to national accounts increased approximately 2% over 2002.

Sales growth through Internet channels continued in 2003, increasing 15.9% over 2002 and representing 12.6% of segment sales. Grainger will continue to invest in procurement technology to encourage online purchases by its customers and expects sales growth from Internet channels to continue in 2004.

Sales in Canada increased 15.4% in 2003, principally due to a favorable exchange rate. In local currency, sales grew 2.7%, primarily in Ontario and national accounts. In Mexico, sales declined 3.7% in 2003 as compared with 2002, principally due to a weak economy in Mexico.

Cost of merchandise sold of $2,682.6 million for 2003 in the Branch-based Distribution businesses was essentially flat compared to $2,699.4 million in 2002. Gross profit margins increased 0.7 percentage points to 35.6% in 2003 from 34.9% in 2002. Selected price increases designed to offset increased freight and other costs both in the United States and Canada, combined with a favorable change in product mix, contributed to the margin increase. The classification of vendor provided allowances from operating (advertising) expenses to cost of merchandise sold also increased gross profit margin by 0.2 percentage points.

Branch-based Distribution operating expenses increased 3.9% in 2003, primarily due to higher severance and healthcare expenses and increased occupancy costs. The classification of vendor provided allowances from operating (advertising) expenses to cost of merchandise sold also contributed to the increase.

Operating earnings of $390.2 million in 2003 declined by $4.7 million or 1.2% as compared with 2002. The increase in operating expenses year-over-year more than offset the improvement in gross profit margin.

Lab Safety
Net sales at Lab Safety increased by $18.7 million to $305.5 million in 2003, a 6.5% increase over 2002. The sales growth was attributable to incremental sales from Gempler’s, acquired on April 14, 2003. Excluding the results of Gempler’s, year-over-year net sales decreased 2.0% as a result of weakness in the manufacturing sector of the U.S. economy. A major portion of Lab Safety’s sales are to manufacturers. The overall decline in the manufacturing sector was partially offset by increased sales to customers in the forestry and public safety markets.

The gross profit margin of 42.0% decreased 0.8 percentage points due to incremental sales of Gempler’s products, which have lower gross margins than the rest of Lab Safety’s products. In addition, in 2003 there was a shift in sales mix to lower margin new product sales.

Lab Safety operating expenses of $86.5 million increased 14.5% in 2003, when compared with $75.5 million for 2002. The primary driver of the year-over-year increase was the incremental costs associated with the addition of Gempler’s during the year and higher spending on catalog media.

As a result, operating earnings of $41.9 million for Lab Safety in 2003 declined 11.1% from operating earnings of $47.1 million in 2002.

Integrated Supply
Integrated Supply net sales of $211.7 million in 2003 were $14.3 million lower than $226.0 million of net sales in 2002. The 6.3% decrease in net sales resulted from six site disengagements, as well as lower volumes from existing customers. The decrease in sales was partially offset by incremental sales at seven new customer sites. Sales include both product sales, which are passed through to the customer at cost, and management fees.

Gross profit declined $1.9 million in 2003 due to lower management fees. Operating expenses of $22.1 million increased 5.4% in 2003, when compared with $21.0 million for 2002. The increase of $1.1 million was principally due to a higher provision for bad debts, combined with incremental costs associated with a systems upgrade.

Operating earnings of $3.2 million in 2003 for Integrated Supply declined $3.0 million from operating earnings of $6.2 million in 2002.

Other Income and Expense
Other income and expense was $6.2 million of expense in 2003, an unfavorable change of $10.9 million as compared with $4.7 million of income in 2002. The following table summarizes the components of other income and expense:

	For the Years Ended
	December 31,

	2003	2002

	(In thousands of dollars)
Other income and (expense)
Interest (expense), net of interest income	$(2,668)	$(1,590)
Equity in loss of unconsolidated entities, net	(2,288)	(3,025)
Write-down of investments in unconsolidated entities	(1,921)	--
Unclassified-net:
Gains on sales of investment securities	1,208	7,308
Write-down of investments	(1,614)	(3,192)
Gains on sales of fixed assets, net	1,607	5,219
Other	(495)	(38)

	$(6,171)	$ 4,682

In the fourth quarter of 2003, Grainger wrote off its investment in two Asian joint ventures resulting in an after-tax charge to earnings of $1.9 million. See Note 9 to the Consolidated Financial Statements. The reduction in gains on sales of fixed assets resulted from the sale of one facility in 2003 versus two in 2002.

Income Taxes
Income taxes of $154.1 million in 2003 declined 5.1% as compared with $162.3 million in 2002.

Grainger’s effective tax rates were 40.4% and 40.8% in 2003 and 2002, respectively. Excluding the effect of the equity losses in unconsolidated entities and the write-down of these investments, which did not result in tax benefits, the effective income tax rates were 40.0% for 2003 and 40.5% for 2002. This change in effective tax rate was primarily driven by lower nondeductible losses in Mexico and a lower tax rate in Canada.

2002 Compared to 2001
Grainger’s net sales of $4,643.9 million for 2002 decreased 2.3% from net sales of $4,754.3 million in 2001. This decline resulted principally from decreases in the Branch-based Distribution and Lab Safety segments and the elimination of the Digital segment. The decrease was partially offset by an 18.4% increase at Integrated Supply. The general weakness in the North American economy affected overall sales performance.

Grainger’s cost of merchandise sold of $3,045.7 million for 2002 decreased 3.8% from the cost of merchandise sold of $3,165.0 million for 2001. This decrease was primarily volume related due to the decline in net sales and supply chain efficiencies. Operating expenses of $1,205.1 million for 2002 decreased 3.7% from operating expenses of $1,250.7 million for 2001. Operating expenses for 2002 included a pretax benefit related to a $1.9 million reduction of a portion of the Material Logic shutdown reserve established in 2001. Operating expenses for 2001 included a pretax restructuring charge of $39.1 million related to the shutdown of Material Logic. Despite tight expense controls in 2002, Grainger was unable to decrease expenses in line with the sales decline. Grainger’s operating earnings of $393.2 million for 2002 increased 16.1% from operating earnings of $338.6 million for 2001. Operating earnings were affected by a $1.9 million benefit and a $39.1 million expense for 2002 and 2001, respectively, related to the restructuring charge established for Material Logic. The results for 2001 included operating losses for the Digital segment totaling $10.2 million.

Grainger’s net earnings of $211.6 million for 2002 increased 21.2% compared with 2001 net earnings of $174.5 million. Grainger’s diluted earnings per share for the year increased 21.7% to $2.24 in 2002 from $1.84 in 2001. The results for 2002 included an after-tax charge of $23.9 million ($0.26 per diluted share) related to the cumulative effect of a change in accounting principle. The results for 2002 also included an after-tax gain of $4.5 million ($0.04 per diluted share) from the sales of investment securities and an after-tax gain of $1.2 million ($0.01 per diluted share) related to the reduction of restructuring reserves. The results for 2001 included an after-tax charge of $36.6 million, or $0.39 per diluted share, related to the digital businesses described earlier. Excluding all of these items from both periods and excluding the cumulative effect of the change in accounting principle from 2002 results, net earnings increased 8.8% to $229.8 million in 2002 from $211.2 million in 2001, and earnings per share increased 9.4% to $2.44 in 2002 from $2.23 in 2001.

Segment Analysis
The following comments at the segment level include external and intersegment net sales and operating earnings. Comments at the business unit level include external and inter- and intrasegment net sales and operating earnings. See Note 21 to the Consolidated Financial Statements.

Branch-based Distribution
Net sales at the Branch-based Distribution businesses amounted to $4,148.0 million in 2002, a 2.4% decrease as compared with 2001 sales of $4,251.6 million. Sales in the United States decreased slightly in 2002 as compared with 2001 primarily due to weakness in the North American economy. While 2002 sales to government and national accounts increased 13% and 6%, respectively, when compared with the prior year, sales declines in other categories offset those increases. The increased sales to government and national accounts were primarily due to sales and marketing programs focused on developing these markets.

Sales were favorably affected by continued momentum in Grainger’s Internet programs. For 2002, Internet channels processed sales of $419.5 million, a 26% increase from the $332.5 million processed in 2001. Grainger continued to focus on converting its customers to purchasing online. Grainger has experienced incremental revenue across all channels from customers who convert to online purchasing.

In Canada, sales decreased 12.6% in 2002 as compared with 2001. This decrease was primarily due to the elimination of automotive aftermarket parts sales as a result of the joint venture with Uni-Select Inc., established on February 1, 2002. See Note 9 to the Consolidated Financial Statements. Excluding the impact of the joint venture, sales were down 5.2% for the year due to the weakness in the natural resources sector and the loss of a few major accounts. In Mexico, sales decreased 5.0% in 2002 as compared with 2001. This decrease was attributable to the weak economy in Mexico, partially offset by selected price increases intended to offset the declining value of the peso.

Gross profit margins improved due to selected pricing actions in 2002 intended to cover freight and supplier cost increases and to favorable product mix. Partially offsetting these improvements were an unfavorable change in selling price category mix and higher freight costs related to the logistics project.

Operating expenses increased 1.7% in 2002 versus 2001. Operating expenses increased due to higher payroll and benefits expenses, partially offset by lower advertising from fewer catalogs being printed and lower bad debt expenses from fewer bankruptcies of large customers.

Operating earnings of $394.9 million increased 2.2% in 2002 as compared with $386.3 million for 2001. The effect of higher gross profit margins was partially offset by lower sales and an increase in operating expenses.

Lab Safety
Net sales at Lab Safety amounted to $286.8 million in 2002, an 11.7% decrease compared with 2001 sales of $324.8 million. Sales at Lab Safety included the results of The Ben Meadows Co., a company acquired on February 26, 2001. The sales decrease was primarily the result of weak sales in the U.S. manufacturing sector.

Cost of merchandise sold of $164.2 million for 2002 at Lab Safety decreased by $24.3 million as compared with $188.5 million in 2001. This decrease was primarily volume related due to the sales decline.

Lab Safety operating expenses declined $9.7 million in 2002, primarily the result of second quarter 2002 workforce reductions and other cost control measures, including lower advertising expenditures.

Operating earnings of $47.1 million at Lab Safety decreased 7.8% in 2002 as compared with $51.1 million for 2001. The decrease in operating earnings was primarily the result of lower sales, partially offset by lower operating expenses.

Integrated Supply
Net sales at Integrated Supply amounted to $226.0 million in 2002, an 18.4% increase over 2001 sales of $190.8 million. Sales growth for this business was primarily the result of increased penetration of existing customers and includes both product sales and management fees.

Integrated Supply had operating income of $6.2 million in 2002 compared with $0.4 million in 2001. This improvement in operating performance for 2002 was the result of eliminating or restructuring unprofitable contracts throughout 2001 and productivity gains attained by leveraging the existing cost structure. Operating income for 2002 also benefited from lower bad debt expense compared with 2001, where provisions were made for losses related to two large customer bankruptcies.

Digital
In April 2001, Grainger announced that it would shut down the operations of Material Logic, with the exception of FindMRO. Material Logic was launched in January 2001 as a utility for large customers to facilitate the purchase of facilities maintenance products over the Internet. Material Logic would have allowed large customers to access a single, networked catalog containing easily searchable and detailed product information, pre-negotiated prices and availability information for indirect materials from major distributors. In order for Material Logic to grow, it needed broad industry support and funding from other equity participants. Grainger closed Material Logic because economic and market conditions made it difficult to find funding partners and the market developed more slowly than anticipated. In connection with this announcement, Grainger took a pretax charge of $39.1 million in 2001. Beginning with the 2001 third quarter, the Digital segment ceased operations. See Note 5 to the Consolidated Financial Statements. Effective June 1, 2001, FindMRO was added to the Branch-based Distribution segment. Consequently, no results were reported for the Digital segment in 2002, but $30.0 million of net sales were reported in 2001.

Other Income and Expense
Other income and expense was $4.7 million of income in 2002, an improvement of $46.0 million as compared with $41.3 million of expense in 2001. The following table summarizes the components of other income and expense:

	For the Years Ended
	December 31,

	2002	2001

	(In thousands of dollars)
Other income and (expense)
Interest (expense), net of interest income	$ (1,590)	$ (7,847)
Equity in loss of unconsolidated entities, net	(3,025)	(7,205)
Loss on liquidation of investment in unconsolidated entity	--	(20,123)
Unclassified-net:
Gains on sales of investment securities	7,308	138
Write-down of investments	(3,192)	(7,400)
Gains on sales of fixed assets, net	5,219	1,613
Other	(38)	(469)

	$ 4,682	$ (41,293)

In April 2001, Grainger wrote down its investment in other digital businesses and took a pretax charge of $25.1 million. This included the loss on the divestiture of Grainger’s 40% investment in Works.com, Inc. (Works.com). Grainger acquired its ownership in Works.com, an unrelated third party, on August 1, 2000, when Grainger’s OrderZone.com business unit was combined with Works.com. Of this pretax charge, $20.1 million related to the divestiture of Works.com and was reported on the income statement as Loss on liquidation of investment in unconsolidated entity. Additionally, a loss of $5.0 million was included in Unclassified–net relating to the write-down to net realizable value of investments in other digital businesses. See Note 5 to the Consolidated Financial Statements.

Income Taxes
Income taxes of $162.3 million in 2002 increased 32.3% as compared with $122.8 million in 2001.

Grainger’s effective tax rates were 40.8% and 41.3% in 2002 and 2001, respectively. The rate decrease in 2002 as compared with 2001 was primarily due to a reduction of losses in unconsolidated entities. The effective tax rate for 2001 was also higher due to the write-down of investments which did not result in tax benefits. Partially offsetting these items, which increased the 2001 tax rate, was the tax effect of the write-off of investment in unconsolidated entity that had tax benefits disproportionate to the write-off.

Excluding the effect of these items, the effective tax rate was 40.5% for both 2002 and 2001.

Cumulative Effect of Accounting Change
Effective January 1, 2002, Grainger adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”

In the second quarter of 2002, Grainger completed the initial process of evaluating goodwill for impairment under SFAS No. 142. Fair values of reporting units were estimated using a present value method that discounted future cash flows. When available and as appropriate, comparative market multiples were used to corroborate results of the discounted cash flows. As a result of the application of the impairment methodology introduced by SFAS No. 142, Grainger recorded a noncash charge to earnings of $32.3 million ($23.9 million after-tax, or $0.26 per diluted share) related to the write-down of goodwill of its Canadian subsidiary, Acklands. Previous accounting rules required a comparison of book value to undiscounted cash flows, whereas new rules require a comparison of book value to discounted cash flows, which are lower. See Note 3 to the Consolidated Financial Statements.

Financial Condition
Grainger expects its strong working capital position and cash flows from operations to continue, allowing it to fund its operations including growth initiatives, capital expenditures and payment of cash dividends.

Cash Flow
Net cash flows from operations of $394.1 million in 2003, $303.5 million in 2002 and $509.2 million in 2001 continued to improve Grainger’s financial position and serve as the primary source of funding for capital requirements. Net cash provided by operations in 2003 increased $90.6 million over 2002. The change in operating assets and liabilities generated cash of $55.8 million in 2003, primarily from a decrease in inventory partially offset by a decrease in trade accounts payable. The reduced inventory resulted from efficiencies realized from the redesigned logistics network, and the decrease in trade accounts payable was due to lower inventory purchases during the fourth quarter. The majority of the decrease in net cash flows from operations from 2001 to 2002 was attributable to the 2002 inventory infusion to improve service levels and position the Branch-based Distribution segment to gain share in an economic recovery.

Net cash flows used in investing activities were $105.3 million, $105.8 million and $114.1 million for 2003, 2002 and 2001, respectively. Capital expenditures for additions to property, buildings, equipment and capitalized software were $80.5 million, $144.0 million and $107.2 million in 2003, 2002 and 2001, respectively. Additional information regarding capital spending is detailed in the Capital Expenditures section below. Grainger also funded $36.7 million in 2003 to purchase Gempler’s, and $14.4 million in 2001 to purchase Ben Meadows, both of which are part of the Lab Safety segment.

Net cash used in financing activities for 2003, 2002 and 2001 was $97.9 million, $158.1 million and $287.1 million, respectively. Grainger’s funding of treasury stock purchases decreased $58.7 million in 2003 as Grainger repurchased 918,300 shares in 2003 as compared with 2,221,500 shares in 2002. Treasury stock purchases were 1,820,000 in 2001. As of December 31, 2003, approximately 9.1 million shares of common stock remained available under Grainger’s repurchase authorization. Dividends paid to shareholders were $67.3 million in 2003, $66.5 million in 2002 and $65.4 million in 2001. In 2001, more cash from financing activities was required to pay off a higher level of short-term debt than in 2002.

Working Capital
Internally generated funds have been the primary source of working capital and for funds used in business expansion, supplemented by debt as circumstances dictated. In addition, funds were expended for facilities optimization and enhancements, business development and systems and other infrastructure improvements.

Working capital was $926.8 million at December 31, 2003, compared with $898.7 million at December 31, 2002, and $838.8 million at December 31, 2001. The ratio of current assets to current liabilities was 2.3, 2.5 and 2.5, respectively, at such dates. The current ratio decreased slightly in 2003 due to Grainger’s cross-currency swap debt being reclassified from long-term debt to current maturities of long-term debt in 2003, which increased current liabilities at a higher rate than current assets.

Capital Expenditures
In each of the past three years, a portion of operating cash flow has been used for additions to property, buildings, equipment and capitalized software as summarized in the following table:

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands of dollars)

Land, buildings, structures and improvements	$ 24,960	$ 61,083	$ 26,534
Furniture, fixtures, machinery and equipment	49,104	72,895	73,917

Subtotal	74,064	133,978	100,451
Capitalized software	6,422	10,047	6,717

Total	$ 80,486	$144,025	$107,168

In 2003, Grainger continued to invest in the logistics network and information technology upgrades, as well as normal, recurring replacement of equipment. Higher capital spending in prior years reflects incremental spending for the logistics network project, which began in 2000.

Capital expenditures are expected to be $200 to $225 million in 2004 and include investments for branches, information technology, replacement of the branch phone system and completion of the logistics network. The level of investment in branches may be influenced by decisions to lease, rather than purchase, the related facilities and/or equipment. Grainger believes that cash flows from operations will remain strong and expects to fund the 2004 capital investments from existing working capital.

Restructuring
In 2001, Grainger shut down the operations of Material Logic, with the exception of FindMRO, and as a result took a pretax charge of $39.1 million. Grainger has charged $35.9 million against the reserve, of which $23.0 million represented cash payments. Grainger has also reduced its estimate of expense by $2.5 million since 2001. As of December 31, 2003, $0.6 million of the reserve remains for future severance payments and, if not settled early, lease payments. All expenditures will be finalized in 2004. See Note 5 to the Consolidated Financial Statements.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit. At December 31, 2003, Grainger’s long-term debt was rated AA+ by Standard & Poor’s, a rating it has held since 1987. Grainger’s available lines of credit, as further discussed in Note 12 to the Consolidated Financial Statements, were $265.4 million, $264.7 million and $413.1 million, as of December 31, 2003, 2002 and 2001, respectively. Total debt as a percent of total capitalization was 7.5%, 7.2% and 7.8% as of the same dates.

In September 2002, Grainger received net proceeds of $113.7 million from the issuance of commercial paper. The proceeds were used to repay outstanding long-term debt in the amount of C$180.4 million. The long-term debt that was repaid with the proceeds of the commercial paper issuance had been designated by Grainger as a nonderivative hedge of Grainger’s net investment in its Canadian subsidiary. Grainger entered into a two-year cross-currency swap on September 25, 2002, which replaced the Canadian dollar long-term debt as a hedge of the net investment in Grainger’s Canadian subsidiary. The counterparty to the financial instrument is an investment grade financial institution. Grainger does not expect any loss from nonperformance by this counterparty. Since Grainger has the ability to refinance the commercial paper with debt having a longer maturity, and its intent is to keep the debt outstanding for the two-year period of the cross-currency swap, the commercial paper has been classified as long-term debt. As of December 31, 2003, Grainger had not determined if it will renew the cross-currency swap when it comes due in 2004. As a result, this commercial paper debt has been classified as current maturities of long-term debt at December 31, 2003. See Note 14 to the Consolidated Financial Statements.

Grainger believes any circumstances that would trigger early payment or acceleration with respect to any outstanding debt securities would not have a material impact on its results of operations or financial condition. Holders of industrial revenue bonds may require Grainger to redeem certain of the bonds, such as in response to changes in interest rates.

Commitments and Other Contractual Obligations
 At December 31, 2003, Grainger’s contractual obligations, including estimated payments due by period, are as follows:

	Payments Due by Period

	Total
	Amounts	Less than	1 - 3	4 - 5	More than
	Committed	1 Year	Years	Years	5 Years

	(In thousands of dollars)

Long-term debt obligations	$ 149,030	$144,135	$ 4,895	$ --	$ --
Capital lease obligations	--	--	--	--	--
Operating lease obligations	60,045	18,192	22,585	11,885	7,383
Purchase obligations:
Uncompleted additions
to property, buildings
and equipment	9,247	9,247	--	--	--
Commitments to
purchase inventory	166,567	166,567	--	--	--
Other purchase obligations	41,824	33,498	7,538	788	--
Other long-term liabilities
reflected on the balance sheet	--	--	--	--	--

Total	$ 426,713	$371,639	$35,018	$12,673	$ 7,383

Purchase obligations consist primarily of inventory purchases made in the normal course of business to meet operating needs. While purchase orders for both inventory purchases and non-inventory purchases are generally cancelable without penalty, certain vendor agreements provide for minimum restocking charges based on the nature of the product.

The above table does not include $68.0 million of accrued employment-related benefits costs, of which $42.1 million is related to Grainger’s postretirement benefits, because it is not certain when these liabilities will come due. See Note 13 to the Consolidated Financial Statements.

See also Notes 14 and 15 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements
Grainger does not have any material exposures to off-balance sheet arrangements. Grainger does not have any variable interest entities or activities that include non-exchange-traded contracts accounted for at fair value.

Critical Accounting Policies and Estimates
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements. Management bases its estimates on historical experience and other assumptions, which it believes are reasonable. If actual amounts are ultimately different from these estimates, the revisions are included in Grainger’s results of operations for the period in which the actual amounts become known.

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and when different estimates than those management reasonably could have made have a material impact on the presentation of Grainger’s financial condition, changes in financial condition or results of operations.

Note 2 to the Consolidated Financial Statements describes the significant accounting policies used in the preparation of the Consolidated Financial Statements. The most significant areas involving management judgments and estimates follow. Actual results in these areas could differ materially from management’s estimates under different assumptions or conditions.

Postretirement Healthcare Benefits. Postretirement obligation and net periodic cost are dependent on assumptions and estimates used in calculating such amounts. The assumptions used include, among others, discount rates, assumed rates of return on plan assets and healthcare cost trend rates. Changes in assumptions (caused by conditions in equity markets or plan experience, for example) could have a material effect on Grainger’s postretirement benefit obligations and expense, and could affect its results of operations and financial condition. These changes in assumptions may also affect voluntary decisions to make additional contributions to the trust established for funding the postretirement benefit obligation.

The discount rate assumptions used by management reflect the rates available on high-quality fixed income debt instruments as of December 31, the measurement date, of each year in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” A lower discount rate increases the present value of benefit obligations and net periodic postretirement benefit costs. On December 31, 2003, Grainger reduced the discount rate used in the calculation of its postretirement plan obligation from 6.5% to 6.0%. Grainger estimates that the noted reduction in the expected discount rate will decrease 2004 pretax earnings by approximately $1.4 million.

Grainger considers the long-term historical actual return on plan assets and the historical performance of the S&P 500 to develop its expected long-term return on plan assets. In 2003, Grainger increased the expected long-term rate of return on plan assets (net of tax at 40%) from 5.4% to 6.0% based on the improved performance of the postretirement trust funds and the historical average long-term rates of return. The increase in the expected return on plan assets in 2003 is not anticipated to have a material affect on 2004 pretax earnings.

Grainger may terminate or modify the postretirement plan at any time, subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code, as amended. In the event the postretirement plan is terminated, all assets of the Group Benefit Trust inure to the benefit of the participants. The foregoing assumptions are based on the presumption that the postretirement plan will continue. Were the postretirement plan to terminate, different actuarial assumptions and other factors might be applicable.

While Grainger has used its best judgment in making assumptions and estimates, and believes such assumptions and estimates used are appropriate, changes to the assumptions may be required in future years as a result of actual experience and new trends and therefore, may affect Grainger’s retirement plan obligations and future expense. Further, the benefit obligation and net periodic cost may be significantly affected by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (Act) enacted in December 2003. The plan may also need to be amended in order to benefit from the Act.

For additional information concerning postretirement healthcare benefits, see Note 13 to the Consolidated Financial Statements.

Insurance Reserves. Grainger retains a significant portion of the risk of certain losses related to workers’ compensation, general liability and property losses through the utilization of deductibles and self-insured retentions. There are also certain other risk areas for which Grainger does not maintain insurance.

Grainger is responsible for establishing policies on insurance reserves. Although it relies on outside parties to project future claims costs, it retains control over actuarial assumptions, including loss development factors and claim payment patterns. Grainger performs ongoing reviews of its insured and uninsured risks, which it uses to establish the appropriate reserve level.

The use of assumptions in the analysis leads to fluctuations in required reserves over time. Any change in the required reserve balance is reflected in the current period’s results of operations.

Allowance for Doubtful Accounts. Grainger uses several factors to estimate the allowance for uncollectible accounts receivable including: age of the receivable, the historical ratio of actual write-offs to the age of the receivable and publicly available default rates. The analyses performed also take into consideration economic conditions that may have an impact on a specific industry, group of customers or a specific customer. In 2001, reserves were increased in anticipation of adverse economic conditions. The economic downturn that followed did not result in the incremental write-offs expected and as a result, the reserve requirement declined.

Write-offs could be materially different than the reserves provided if economic conditions change or actual results deviate from historical trends or published default rates. Historically, the allowance established for doubtful accounts has been adequate without requiring material adjustment.

Inventory Reserves. Grainger establishes inventory reserves for shrinkage and excess and obsolete inventory. Provisions for inventory shrinkage are based on historical experience to account for unmeasured usage or loss. Actual inventory shrinkage could be materially different from these estimates affecting Grainger’s inventory values and cost of merchandise sold.

Grainger regularly reviews inventory to evaluate continued demand and identify any obsolete or excess quantities of inventory. Grainger records provisions for the difference between excess and obsolete inventory and its estimated realizable value. Estimated realizable value is based on anticipated future product demand, market conditions and liquidation values. Actual results differing from these projections could have a material effect on Grainger’s results of operations.

Historically, the reserves established for shrinkage and excess and obsolete inventory have been adequate without material adjustments.

Other. Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies relating to revenue recognition, depreciation, intangibles, long-lived assets, income taxes and warranties require judgments on complex matters that are often subject to multiple external sources of authoritative guidance such as the Financial Accounting Standards Board, the Securities and Exchange Commission, etc. Possible changes in estimates or assumptions associated with these policies are not expected to have a material effect on the financial condition or results of operations of Grainger. More information on these additional accounting policies can be found in Note 2 to the Consolidated Financial Statements.

Inflation and Changing Prices
Inflation during the last three years has not had a significant effect on operations. The predominant use of the LIFO method of accounting for inventories and accelerated depreciation methods for financial reporting and income tax purposes result in a substantial recognition of the effects of inflation in the financial statements.

The major impact of inflation is on buildings and improvements, where the gap between historic cost and replacement cost continues for these long-lived assets. The related depreciation expense associated with these assets increases when adjusting for the cumulative effect of inflation.

Grainger believes the most positive means to combat inflation and advance the interests of investors lies in the continued application of basic business principles, which include improving productivity, increasing working capital turnover and offering products and services which can command appropriate prices in the marketplace.

Forward-Looking Statements
This document contains forward-looking statements under the federal securities laws. The forward-looking statements relate to Grainger’s expected future financial results and business plans, strategies and objectives and are not historical facts. They are often identified by qualifiers such as “will,” “expects,” “intends,” “is likely,” “when completed,” “anticipates,” “believes,” “positioned to,” “continue,” “estimates” or similar expressions. There are risks and uncertainties the outcome of which could cause Grainger’s results to differ materially from what is projected.

Factors that may affect forward-looking statements include the following: higher product costs or other expenses; a major loss of customers; increased competitive pricing pressure on Grainger’s businesses; failure to develop or implement new technologies or other business strategies; the outcome of pending and future litigation and governmental proceedings; changes in laws and regulations; facilities disruptions or shutdowns; disruptions in transportation services; natural and other catastrophes; unanticipated weather conditions; and other difficulties in achieving or improving margins or financial performance.

Trends and projections could also be affected by general industry and market conditions, gross domestic product growth rates, general economic conditions, including interest rate and currency rate fluctuations, global and other conflicts, job creation and employment levels, and other factors.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Grainger is exposed to foreign currency exchange risk related to its transactions, assets and liabilities denominated in foreign currencies. During 2003 and 2002, Grainger partially hedged the net Canadian dollar investment in Acklands with either borrowings denominated in Canadian dollars or with a cross-currency swap agreement. See Note 14 to the Consolidated Financial Statements. For 2003, a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect Grainger and its joint ventures would have resulted in a $0.3 million decrease in net income. Comparatively, a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect Grainger and its joint ventures would have resulted in a $1.8 million increase in net income in 2002. A uniform 10% weakening of the U.S. dollar would have resulted in a $0.3 million increase in income for 2003, as compared with a decrease in net income of $2.3 million for 2002. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in potential changes in sales levels or local currency prices. Grainger does not hold derivatives for trading purposes.

Grainger is also exposed to interest rate risk in its debt portfolio. All of its long-term debt at December 31, 2003, is variable rate debt. See Note 14 to the Consolidated Financial Statements for the maturity schedule of the debt outstanding as of December 31, 2003. A one percentage point increase in interest rates paid by Grainger would have resulted in a decrease to income of approximately $0.9 million for 2003 and $0.8 million for 2002. A corresponding increase in net income for the noted periods would have resulted had the interest rates paid decreased by one percentage point. This sensitivity analysis of the effects of changes in interest rates on long-term debt does not factor in potential changes in exchange rates or long-term debt levels.

Grainger is not exposed to commodity price risk since it purchases its goods for resale and does not purchase commodities directly.

Item 8: Financial Statements and Supplementary Data

The financial statements and supplementary data are included on pages 27 to 58. See the Index to Financial Statements and Supplementary Data on page 26.

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

(a)	Evaluation of disclosure controls and procedures
Grainger carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of Grainger’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Grainger’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Internal control over financial reporting
There were no changes in Grainger’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

PART III

Item 10: Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 28, 2004, under the captions “Election of Directors,” “Board of Directors and Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information required by this item regarding executive officers of Grainger is set forth in Part I of this report under the caption “Executive Officers.”

Grainger has adopted a code of ethics that applies to the chief executive officer, chief financial officer and chief accounting officer. This code of ethics is incorporated into Grainger’s business conduct guidelines for directors, officers and employees. A copy of the business conduct guidelines is available at www.grainger.com/investor and is also available in print without charge to any person upon request to Grainger’s Corporate Secretary. Similarly available is a copy of the Operating Principles for the Board of Directors, Grainger’s corporate governance guidelines. Grainger intends to satisfy the disclosure requirement under Item 10 of Form 8-K relating to its code of ethics by posting such information on its Web site.

Item 11: Executive Compensation

The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 28, 2004, under the captions “Director Compensation” and “Executive Compensation.”

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 28, 2004, under the captions “Ownership of Grainger Stock” and “Equity Compensation Plans.”

Item 13: Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 28, 2004, under the caption “Director Compensation.”

Item 14: Principal Accountant Fees and Services

The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 28, 2004, under the caption “Proposal to Ratify the Appointment of Independent Auditors.”

PART IV

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial Statements. See Index to Financial Statements and Supplementary Data.

	2.	Financial Statement Schedules. The schedules listed in Reg. 210.5-04 have been omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

	3.	Exhibits:

		(3)	(a)	Restated Articles of Incorporation, incorporated by reference to Exhibit 3(i) to Grainger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

			(b)	Bylaws, as amended, incorporated by reference to Exhibit 3 to Grainger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

		(4)	Instruments Defining the Rights of Security Holders, Including Indentures

			(a)	Agreement dated as of April 28, 1999 between Grainger and Fleet National Bank (formerly Bank Boston, NA), as rights agent, incorporated by reference to Exhibit 4 to Grainger’s Current Report on Form 8-K dated April 28, 1999, and related letter concerning the appointment of EquiServe Trust Company, N.A., as successor rights agent, effective August 1, 2002, incorporated by reference to Exhibit 4 to Grainger’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

			(b)	No instruments which define the rights of holders of Grainger’s Industrial Development Revenue Bonds are filed herewith, pursuant to the exemption contained in Regulation S-K, Item 601(b)(4)(iii). Grainger hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any such instrument.

		(10)	Material Contracts:
Compensatory Plans or Arrangements

			(i)	Director Stock Plan, as amended, incorporated by reference to Exhibit 10(d)(i) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 1998.

			(ii)	Office of the Chairman Incentive Plan, incorporated by reference to Appendix B of Grainger’s Proxy Statement dated March 26, 1997.

			(iii)	1990 Long-Term Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10(iii) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2002.

			(iv)	2001 Long-Term Stock Incentive Plan, as amended, incorporated by reference to Appendix A of Grainger’s Proxy Statement dated March 21, 2003.

			(v)	Executive Death Benefit Plan, as amended, incorporated by reference to Exhibit 10(b)(v) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2001.

			(vi)	Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10(e) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 1989.

			(vii)	1985 Executive Deferred Compensation Plan, as amended, incorporated by reference to Exhibit 10(d)(vii) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 1998.

			(viii)	Supplemental Profit Sharing Plan, as amended.

			(ix)	Form of Change in Control Employment Agreement between Grainger and certain of its executive officers, incorporated by reference to Exhibit 10(c) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 1999.

			(x)	Voluntary Salary and Incentive Deferral Plan.

			(xi)	Summary Description of 2004 Management Incentive Program.

	(11)	Computations of Earnings Per Share.

	(21)	Subsidiaries of Grainger.

	(23)	Consent of Independent Certified Public Accountants.

	(31)	Rule 13a – 14(a)/15d – 14(a) Certifications

(a) Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b) Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(32)	Section 1350 Certifications

(a) Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.
Grainger filed a report on Form 8-K, dated January 29, 2004, reporting under Item 12 thereof information included as exhibits to the report, consisting of a press release announcing financial results for the year ended December 31, 2003, and supplemental financial information for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Grainger has duly issued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 9, 2004

W.W. GRAINGER, INC.

By:	/s/ Richard L. Keyser

Richard L. Keyser Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Grainger on March 9, 2004, in the capacities indicated.

/s/ Richard L. Keyser	/s/ Frederick A. Krehbiel

Richard L. Keyser Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Director)	Frederick A. Krehbiel Director

/s/ P. Ogden Loux	/s/ John W. McCarter, Jr.

P. Ogden Loux Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	John W. McCarter, Jr. Director

/s/ Judith E. Andringa	/s/ Neil S. Novich

Judith E. Andringa Vice President and Controller (Principal Accounting Officer)	Neil S. Novich Director

/s/ Brian P. Anderson	/s/ James D. Slavik

Brian P. Anderson Director	James D. Slavik Director

/s/ Wesley M. Clark	/s/ Harold B. Smith

Wesley M. Clark Director	Harold B. Smith Director

/s/ Wilbur H. Gantz	/s/ Janiece S. Webb

Wilbur H. Gantz Director	Janiece S. Webb Director

/s/ David W. Grainger

David W. Grainger Director

Exhibit 31(a)
CERTIFICATION

I, R. L. Keyser, certify that:

1.	I have reviewed this annual report on Form 10-K of W.W. Grainger, Inc.;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
	c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred in the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
	a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 9, 2004

By: /s/ R. L. Keyser
 Name: R. L. Keyser
Title: Chairman and Chief Executive Officer

Exhibit 31(b)
CERTIFICATION

I, P. O. Loux, certify that:

1.	I have reviewed this annual report on Form 10-K of W.W. Grainger, Inc.;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
	c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred in the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
	a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 9, 2004

By: /s/ P. O. Loux
Name: P. O. Loux
Title: Senior Vice President, Finance
          and Chief Financial Officer

Exhibit 32(a)
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, R. L. Keyser, Chairman and Chief Executive Officer of W.W. Grainger, Inc. (“Grainger”), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Annual Report on Form 10-K of Grainger for the annual period ended December 31, 2003 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Grainger.

/s/ R. L. Keyser
 R. L. Keyser
Chairman and Chief Executive Officer

March 9, 2004

Exhibit 32(b)
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, P. O. Loux, Senior Vice President, Finance and Chief Financial Officer of W.W. Grainger, Inc. (“Grainger”),
certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
2002, that:

1.	The Annual Report on Form 10-K of Grainger for the annual period ended December 31, 2003 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Grainger.

/s/ P. O. Loux
P. O. Loux
Senior Vice President, Finance
and Chief Financial Officer

March 9, 2004

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
December 31, 2003, 2002 and 2001

Page(s)
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS	27

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS	28

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS	29

CONSOLIDATED BALANCE SHEETS	30-31

CONSOLIDATED STATEMENTS OF CASH FLOWS	32-33

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY	34-35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	36-56

EXHIBIT 11 - COMPUTATIONS OF EARNINGS PER SHARE	57

EXHIBIT 23 - CONSENT OF CERTIFIED PUBLIC ACCOUNTANTS	58

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
W.W. Grainger, Inc.

We have audited the accompanying consolidated balance sheets of W.W. Grainger, Inc., and Subsidiaries (the “Company”) as of December 31, 2003, 2002 and 2001, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of W.W. Grainger, Inc., and Subsidiaries as of December 31, 2003, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”

                                                                         GRANT THORNTON LLP

Chicago, Illinois
January 28, 2004

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for per share amounts)

	For the Years Ended December 31,

	2003	2002	2001

Net sales	$4,667,014	$4,643,898	$4,754,317
Cost of merchandise sold	3,028,937	3,045,686	3,165,030

Gross profit	1,638,077	1,598,212	1,589,287
Warehousing, marketing and administrative expenses	1,251,380	1,206,996	1,211,644
Restructuring (credit) charge	(564)	(1,939)	39,070

Total operating expenses	1,250,816	1,205,057	1,250,714

Operating earnings	387,261	393,155	338,573
Other income (expense):
Interest income	3,347	4,573	2,827
Interest expense	(6,015)	(6,163)	(10,674)
Equity in loss of unconsolidated entities - net	(2,288)	(3,025)	(7,205)
Write-down of investments in unconsolidated entities	(1,921)	--	--
Loss on liquidation of investment in unconsolidated entity	--	--	(20,123)
Unclassified - net	706	9,297	(6,118)

Total other income (expense)	(6,171)	4,682	(41,293)

Earnings before income taxes and
cumulative effect of accounting change	381,090	397,837	297,280
Income taxes	154,119	162,349	122,750

Earnings before cumulative effect
of accounting change	226,971	235,488	174,530
Cumulative effect of accounting change	--	(23,921)	--

Net earnings	$ 226,971	$ 211,567	$ 174,530

Earnings per share before cumulative effect
of accounting change:
Basic	$ 2.50	$ 2.56	$ 1.87

Diluted	$ 2.46	$ 2.50	$ 1.84

Cumulative effect of accounting change:
Basic	$ --	$ (0.26)	$ --

Diluted	$ --	$ (0.26)	$ --

Earnings per share:
Basic	$ 2.50	$ 2.30	$ 1.87

Diluted	$ 2.46	$ 2.24	$ 1.84

Weighted average number of shares outstanding:
Basic	90,731,013	91,982,430	93,189,132

Diluted	92,394,085	94,303,497	94,727,868

        The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)

	For the Years Ended December 31,

	2003	2002	2001

Net earnings	$226,971	$211,567	$174,530
Other comprehensive earnings (losses) net of income taxes:

Foreign currency translation adjustments,
net of tax benefit (expense) on a designated
hedge of $9,527, $551 and $(5,455), respectively	37,600	(170)	(15,457)

Gains (losses) on investment securities:
Unrealized holding gains (losses), net of tax (expense)
benefit of $(312), $1,523 and $(3,069), respectively	488	(2,383)	4,820
Reclassifications for net losses (gains) included
in earnings, net of tax (benefit) expense of
$(158), $2,325 and $54, respectively	248	(3,636)	(84)

	38,336	(6,189)	(10,721)

Comprehensive earnings	$265,307	$205,378	$163,809

        The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for per share amounts)

	As of December 31,

ASSETS	2003	2002	2001

CURRENT ASSETS
Cash and cash equivalents	$ 402,824	$ 208,528	$ 168,846
Accounts receivable (less allowances for
doubtful accounts of $24,736, $26,868
and $30,552, respectively)	431,896	423,240	454,180
Inventories	661,247	721,178	634,654
Prepaid expenses and other assets	37,947	36,665	37,477
Deferred income taxes	99,499	95,336	97,454

Total current assets	1,633,413	1,484,947	1,392,611

PROPERTY, BUILDINGS AND EQUIPMENT
Land	153,357	154,065	150,335
Buildings, structures and improvements	785,890	769,124	722,043
Furniture, fixtures, machinery and equipment	605,903	569,669	514,046

	1,545,150	1,492,858	1,386,424
Less accumulated depreciation and amortization	813,158	756,051	696,706

Property, buildings and equipment - net	731,992	736,807	689,718

DEFERRED INCOME TAXES	20,296	20,541	--

INVESTMENTS IN UNCONSOLIDATED ENTITIES	22,822	15,988	4,776

OTHER ASSETS
Goodwill	188,147	142,140	177,753
Customer lists and other intangibles	102,635	93,644	93,622

	290,782	235,784	271,375
Less accumulated amortization	123,076	117,089	115,892

	167,706	118,695	155,483

Investments	--	5,315	27,023
Capitalized software - net	20,772	30,247	39,207
Sundry	27,677	24,908	22,428

Other assets - net	216,155	179,165	244,141

TOTAL ASSETS	$2,624,678	$2,437,448	$2,331,246

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS-CONTINUED
(In thousands of dollars, except for per share amounts)

	As of December 31,

LIABILITIES AND SHAREHOLDERS’ EQUITY	2003	2002	2001

CURRENT LIABILITIES
Short-term debt	$ --	$ 2,967	$ 4,526
Current maturities of long-term debt	144,135	6,505	12,520
Trade accounts payable	257,806	290,807	275,893
Accrued compensation and benefits	75,412	67,114	64,549
Accrued contributions to employees’
profit sharing plans	58,100	62,982	60,103
Accrued expenses	127,497	117,989	127,108
Income taxes	43,690	37,902	9,112

Total current liabilities	706,640	586,266	553,811

LONG-TERM DEBT (less current maturities)	4,895	119,693	118,219

DEFERRED INCOME TAXES	--	--	1,239

ACCRUED EMPLOYMENT-RELATED BENEFITS COSTS	68,008	63,791	54,649

MINORITY INTEREST	--	--	139

SHAREHOLDERS’ EQUITY
Cumulative Preferred Stock -
$5 par value - 12,000,000 shares authorized;
none issued nor outstanding	--	--	--
Common Stock - $0.50 par value -
300,000,000 shares authorized;
issued, 109,377,216, 109,017,642 and
108,473,703 shares, respectively	54,689	54,509	54,237
Additional contributed capital	394,409	379,942	289,201
Retained earnings	2,242,762	2,083,072	1,937,972
Unearned restricted stock compensation	(11,471)	(17,144)	(17,722)
Accumulated other comprehensive earnings (losses)	2,594	(35,742)	(29,553)
Treasury stock, at cost -
18,356,227, 17,449,587 and
15,129,062 shares, respectively	(837,848)	(796,939)	(630,946)

Total shareholders’ equity	1,845,135	1,667,698	1,603,189

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,624,678	$2,437,448	$2,331,246

        The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	For the Years Ended December 31,

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$ 226,971	$ 211,567	$ 174,530
Provision for losses on accounts receivable	9,263	13,328	21,483
Deferred income taxes	5,382	(6,480)	(8,938)
Depreciation and amortization:
Property, buildings and equipment	74,583	75,226	77,737
Goodwill and other intangibles	1,624	677	5,989
Capitalized software	14,046	17,585	19,483
Tax benefit of stock incentive plans	2,091	5,897	1,814
Gains on sales of investment securities	(1,208)	(7,308)	(138)
Net gains on sales of property,
buildings and equipment	(1,607)	(5,219)	(1,613)
Noncash restructuring (credit) charge	(564)	(1,939)	11,996
Write-downs of investments	1,614	3,192	7,400
Losses and write-downs of unconsolidated entities	4,209	3,025	25,228
Cumulative effect of accounting change	--	23,921	--
Change in operating assets and liabilities -
net of business acquisitions and
joint venture contributions:
(Increase) decrease in accounts receivable	(7,194)	14,514	130,521
(Increase) decrease in inventories	83,530	(97,297)	66,446
(Increase) in prepaid expenses	(7)	(72)	(13,286)
Increase (decrease) in trade accounts payable	(37,420)	14,801	(7,168)
Increase (decrease) in other current liabilities	9,307	(867)	12,773
Increase (decrease) in current
income taxes payable	3,333	27,824	(24,158)
Increase in accrued
employment-related benefits costs	4,217	7,086	5,112
Other - net	1,938	4,009	3,970

Net cash provided by operating activities	394,108	303,470	509,181

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment	(74,064)	(133,978)	(100,451)
Proceeds from sales of property,
buildings and equipment - net	12,144	16,158	12,080
Additions to capitalized software	(6,422)	(10,047)	(6,717)
Proceeds from sales of investment securities	6,115	15,957	1,015
Net cash paid for business acquisitions	(36,713)	--	(14,407)
Investments in and loans to unconsolidated entities	(8,241)	(3,211)	(5,764)
Distributions from unconsolidated entities	--	8,959	--
Other - net	1,900	404	180

Net cash used in investing activities	(105,281)	(105,758)	(114,064)

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED
(In thousands of dollars)

	For the Years Ended December 31,

	2003	2002	2001

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term debt	$ (2,967)	$ (2,830)	$ (169,012)
Long-term debt payments	(1,915)	(119,760)	(10,250)
Long-term debt issuance	318	113,810	--
Stock options exercised	15,171	17,076	7,981
Proceeds from sale of treasury stock	--	--	24,366
Purchase of treasury stock - net	(41,204)	(99,882)	(74,631)
Distributions to minority interest	--	--	(91)
Cash dividends paid	(67,281)	(66,467)	(65,445)

Net cash used in financing activities	(97,878)	(158,053)	(287,082)

Exchange rate effect on cash and cash equivalents	3,347	23	(2,573)

NET INCREASE IN CASH AND CASH EQUIVALENTS	194,296	39,682	105,462

Cash and cash equivalents at beginning of year	208,528	168,846	63,384

Cash and cash equivalents at end of year	$ 402,824	$ 208,528	$ 168,846

Supplemental cash flow information:
Cash payments for interest
(net of amounts capitalized)	$ 6,082	$ 7,197	$ 10,501
Cash payments for income taxes	144,025	133,975	154,228
Noncash investing activities:
Fair value of noncash assets
acquired in business acquisitions	$ 37,381	$ --	$ 17,175
Liabilities assumed in business acquisitions	(668)	--	(2,768)
Increase (decrease) in fair value of
investment securities, net of tax	736	(6,019)	4,736
Investment in unconsolidated entity	--	19,618	--

        The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands of dollars, except for per share amounts)

				Unearned	Accumulated
		Additional		Restricted	Other
	Common	Contributed	Retained	Stock	Comprehensive	Treasury
	Stock	Capital	Earnings	Compensation	Earnings (Loss)	Stock

Balance at January 1, 2001	$54,019	$276,817	$1,837,298	$(22,720)	$(18,832)	$(589,196)
Exercise of stock options, net of tax	166	9,476	--	--	--	--
Issuance of 55,000 shares of restricted
stock, net of 28,216 shares retained	13	(849)	--	(2,807)	--	--
Issuance of 192,275 shares of
restricted stock related to
executive stock purchase	96	5,857	--	(5,953)	--	--
Cancellation of 114,655 shares
of restricted stock	(57)	(2,785)	--	4,842	--	--
Issuance of 787,020 shares of
treasury stock related to
executive stock purchase	--	(72)	(8,411)	--	--	32,849
Remeasurement of restricted stock	--	526	--	--	--	--
Amortization of unearned restricted
stock compensation and tax effect of
dividends paid on restricted stock	--	263	--	8,916	--	--
Purchase of 1,820,000 shares of
treasury stock; 8,130 shares issued	--	(32)	--	--	--	(74,599)
Cumulative translation adjustments	--	--	--	--	(15,457)	--
Unrealized holding gain on
investments, net of tax	--	--	--	--	4,820	--
Reclassification adjustments for realized
gains included in net earnings	--	--	--	--	(84)	--
Net earnings	--	--	174,530	--	--	--
Cash dividends paid
($0.695 per share)	--	--	(65,445)	--	--	--

Balance at December 31, 2001	$54,237	$289,201	$1,937,972	$(17,722)	$(29,553)	$(630,946)

Exercise of stock options, net of tax	291	22,386	--	--	--	46
Issuance of 110,000 shares of restricted
stock, net of 35,224 shares retained	37	4,631	--	(6,327)	--	--
Remeasurement of restricted stock	--	132	--	--	--	--
Cancellation of 16,360 shares
of restricted stock	(8)	(1,017)	--	507	--	--
Conversion of restricted stock
to restricted stock units	(48)	48	--	--	--	--
Amortization of unearned restricted
stock compensation and tax effect of
dividends paid on restricted stock	--	250	--	6,398	--	--
Purchase of 4,801,600 shares of
stock, net of 4,695,725 shares
transferred in connection with
related party transaction	--	64,267	--	--	--	(66,113)
Purchase of 2,221,500 shares of
treasury stock; 5,850 shares issued	--	44	--	--	--	(99,926)
Cumulative translation adjustments	--	--	--	--	(170)	--
Unrealized holding losses on
investments, net of tax	--	--	--	--	(2,383)	--
Reclassification adjustments for realized
gains included in net earnings	--	--	--	--	(3,636)	--
Net earnings	--	--	211,567	--	--	--
Cash dividends paid
($0.715 per share)	--	--	(66,467)	--	--	--

Balance at December 31, 2002	$54,509	$379,942	$2,083,072	$(17,144)	$(35,742)	$(796,939)

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY-CONTINUED
(In thousands of dollars, except for per share amounts)

				Unearned	Accumulated
		Additional		Restricted	Other
	Common	Contributed	Retained	Stock	Comprehensive	Treasury
	Stock	Capital	Earnings	Compensation	Earnings (Loss)	Stock

Balance at December 31, 2002	$54,509	$379,942	$2,083,072	$(17,144)	$(35,742)	$(796,939)
Exercise of stock options, net of tax	205	16,581	--	--	--	250
Issuance of 20,000 shares of restricted
stock, net of 30,920 shares retained	(5)	(448)	--	(1,083)	--	--
Remeasurement of restricted stock	--	129	--	--	--	--
Cancellation of 39,250 shares
of restricted stock	(20)	(1,986)	--	2,005	--	--
Amortization of unearned restricted
stock compensation and tax effect of
dividends paid on restricted stock	--	236	--	4,751	--	--
Purchase of 918,300 shares of
treasury stock; 6,160 shares issued	--	(45)	--	--	--	(41,159)
Cumulative translation adjustments	--	--	--	--	37,600	--
Unrealized holding losses on
investments, net of tax	--	--	--	--	488	--
Reclassification adjustments for realized
gains included in net earnings	--	--	--	--	248	--
Net earnings	--	--	226,971	--	--	--
Cash dividends paid
($0.735 per share)	--	--	(67,281)	--	--	--

Balance at December 31, 2003	$54,689	$394,409	$2,242,762	$(11,471)	$ 2,594	$(837,848)

        The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        December 31, 2003, 2002 and 2001

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION

INDUSTRY INFORMATION
The Company is the leading broad-line supplier of facilities maintenance products in North America.

MANAGEMENT ESTIMATES
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and revenues and expenses. Actual results could differ from those estimates.

RECLASSIFICATIONS
Certain amounts in the 2002 and 2001 financial statements, as previously reported, have been reclassified to conform to the 2003 presentation.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions are eliminated from the consolidated financial statements.

FOREIGN CURRENCY TRANSLATION
The financial statements of the Company’s foreign subsidiaries are generally measured using the local currency as the functional currency. Net exchange gains or losses resulting from the translation of financial statements of foreign operations and related long-term debt are recorded as a separate component of shareholders’ equity. See Note 2 to the Consolidated Financial Statements.

INVESTMENTS IN UNCONSOLIDATED ENTITIES
For investments in which the Company owns or controls from 20% to 50% of the voting shares, the equity method of accounting is used. The Company also accounts for investments below 20% using the equity method when significant influence can be exercised over the operating and financial policies of the investee company. See Note 9 to the Consolidated Financial Statements.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION
Revenues recognized include product sales, billings for freight and handling charges and fees earned for services provided. The Company recognizes product sales and billings for freight and handling charges primarily on the date products are shipped to, or picked up by, the customer. The Company’s standard shipping terms are FOB shipping point. On occasion, the Company will negotiate FOB destination terms. These sales are recognized upon delivery to the customer. Fee revenues, which account for less than 1% of total revenues, are recognized after services are completed.

VENDOR CONSIDERATION
Issue 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” was issued by the EITF in November 2002 with transition provisions subsequently issued in January 2003. The January 2003 transition rules stated that Issue 02-16 would apply to all agreements entered into or significantly modified after December 31, 2002. The Company’s accounting treatment for vendor provided funds is consistent with Issue 02-16, with the exception of vendor funded advertising allowances. The Company has accounted for these allowances as an offset to operating (advertising) expenses. Under Issue 02-16, this method is allowable if the allowances are for specific, identifiable and incremental costs incurred by the Company in marketing its vendors’ products. The Company provides numerous advertising programs to promote its vendors’ products, including catalogs and other printed media, Internet and other marketing programs. Most of these programs relate to multiple vendors, which makes supporting the specific, identifiable and incremental criteria difficult, requiring numerous assumptions and judgments. Based on the inexact nature of trying to track reimbursements to the exact advertising expenditure for each vendor, the Company will treat most vendor advertising allowances as a reduction of cost of merchandise sold rather than a reduction of operating (advertising) expenses. This change does not have any effect on net earnings.

Since a majority of the 2003 contracts with provisions for advertising allowances were entered into prior to December 31, 2002, the amounts classified as a reduction of cost of merchandise sold in 2003 were not material. In 2003, $7.9 million was classified as cost of merchandise sold rather than operating (advertising) expenses.

For 2004, as new vendor contracts become effective, most vendor allowances will be classified in cost of merchandise sold rather than in operating (advertising) expenses. The Company will reclassify prior periods to maintain comparability. The Company estimates that cost of merchandise sold in 2003 will be reduced by $55.2 million as a result of this reclassification.

COST OF MERCHANDISE SOLD
Cost of merchandise sold includes product and product related costs, freight-out costs and handling costs. The Company defines handling costs as those costs incurred to fulfill a shipped sales order.

Beginning in 2003, the Company began recording vendor funded advertising allowances as an offset to cost of merchandise sold rather than operating (advertising) expenses as required by Issue 02-16. See subsection VENDOR CONSIDERATION above for additional information.

WAREHOUSING, MARKETING AND ADMINISTRATIVE EXPENSES
Included in this category are purchasing, branch operations, information services and marketing and selling, as well as other types of general and administrative costs.

STOCK INCENTIVE PLANS
The Company maintains various stock incentive plans. See Note 16 to the Consolidated Financial Statements. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company recognizes compensation cost for restricted shares and restricted stock units granted to employees. No compensation cost is recognized for stock option grants. All options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation. The following table also provides the amount of stock-based compensation cost included in net earnings as reported.

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands of dollars)
	except for per share amounts)

Net earnings, as reported	$226,971	$211,567	$174,530
Less: Total stock-based employee compensation
expense determined under the fair value based
method for all awards, net of related tax	(17,740)	(18,790)	(17,815)
Plus: Stock-based employee compensation cost,
net of related tax, included in net earnings, as reported	3,479	4,083	5,554

Net earnings, pro forma	$212,710	$196,860	$162,269

Earnings per share:
Basic-as reported	$ 2.50	$ 2.30	$ 1.87
Basic-pro forma	$ 2.34	$ 2.14	$ 1.74
Diluted-as reported	$ 2.46	$ 2.24	$ 1.84
Diluted-pro forma	$ 2.31	$ 2.10	$ 1.72

ADVERTISING
Advertising costs are expensed in the year the related advertisement is first presented. Cooperative reimbursements from vendors, which offset operating (advertising) costs, are recorded when the related advertising is expensed. Advertising expense was $41.7 million, $26.6 million and $55.1 million for 2003, 2002 and 2001, respectively. Historically, vendor provided allowances were recorded as an offset to operating (advertising) expenses. In accordance with Issue 02-16, $7.9 million of vendor provided allowances were classified as an offset to cost of merchandise sold rather than operating (advertising) expenses in 2003. For additional information see subsection VENDOR CONSIDERATION above.

For interim reporting purposes, advertising expense is amortized equally over each period, based on estimated expenses for the full year. Advertising costs for media that have not been presented by year-end are capitalized in prepaid expenses. Amounts included in prepaid expenses at December 31, 2003, 2002 and 2001 were $12.9 million, $13.7 million and $13.6 million, respectively.

SOFTWARE COSTS
The Company does not sell, lease or market software. The CD-ROM used by the Company’s customers is a version of the catalog and is distributed at no charge. Costs associated with the CD-ROM are expensed in the year incurred.

INCOME TAXES
The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between financial and tax reporting.

OTHER COMPREHENSIVE EARNINGS (LOSSES)
The Company’s other comprehensive earnings (losses) include unrealized gains and losses on investments, net of tax. Also included are foreign currency translation adjustments, with no related income tax effects, offset by a designated hedge, net of tax. The cumulative amounts of other comprehensive earnings (losses) were $2.6 million, $(35.7) million and $(29.6) million, at December 31, 2003, 2002 and 2001, respectively.

The following table sets forth the components of accumulated other comprehensive earnings (losses):

	As of December 31,

	2003	2002	2001

	(In thousands of dollars)

Foreign currency translation adjustment	$ 2,594	$(35,006)	$(34,836)
Unrealized (losses) gains on investments, net of tax	--	(736)	5,283

Total accumulated other comprehensive earnings (losses)	$ 2,594	$(35,742)	$(29,553)

CASH FLOWS
The Company considers investments in highly liquid debt instruments, purchased with an original maturity of ninety days or less, to be cash equivalents. For cash equivalents, the carrying amount approximates fair value due to the short maturity of these instruments.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company establishes reserves for customer accounts that are potentially uncollectible. The methods used to estimate the allowances are based on several factors including the age of the receivable, the historical ratio of actual write-offs to the age of the receivable and publicly available default rates. These analyses take into consideration economic conditions that may have an impact on a specific industry, group of customers or a specific customer. Write-offs could be materially different than the reserves provided if economic conditions change or actual results deviate from historical trends or published default rates.

INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined primarily by the last-in, first-out (LIFO) method, which accounts for approximately 78% of total inventory. For foreign operations, cost is determined by the first-in, first-out (FIFO) method.

PURCHASED TAX BENEFITS
The Company purchased tax benefits through leases as provided by the Economic Recovery Tax Act of 1981. Realized tax benefits, net of repayments, are included in Deferred Income Taxes.

PROPERTY, BUILDINGS AND EQUIPMENT
Property, buildings and equipment are valued at cost. For financial statement purposes, depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on the declining-balance and sum-of-the-years-digits methods. The principal estimated useful lives used in determining depreciation are as follows:

Buildings, structures and improvements                                                                                                                                  10 to 45 years
Furniture, fixtures, machinery and equipment                                                                                                                           3 to 10 years

Improvements to leased property are amortized over the initial terms of the respective leases or the estimated service lives of the improvements, whichever is shorter. The Company capitalized interest costs of $0.2 million, $0.4 million and $1.3 million in 2003, 2002 and 2001, respectively.

LONG-LIVED ASSETS
The carrying value of long-lived assets is evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when estimated undiscounted future cash flows resulting from use of the asset, including disposition, is less than the carrying value of the asset. Impairment is measured as the amount by which the carrying amount exceeds the fair value.

GOODWILL AND OTHER INTANGIBLES
The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under SFAS No. 142, goodwill is recognized as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. Goodwill is not amortized, but rather tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. Prior to January 1, 2002, goodwill was amortized over periods of up to 40 years.

The Company recognizes an acquired intangible apart from goodwill whenever the intangible arises from contractual or other legal rights, or whenever it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their estimated useful lives unless the estimated useful life is determined to be indefinite. Amortizable intangible assets are being amortized over useful lives of three to 17 years. Impairment losses are recognized if the carrying amount of an intangible, subject to amortization, is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

The Company also maintains intangible assets with indefinite lives, which are not amortized. These intangibles are tested for impairment on an annual basis and more often if circumstances require, similar to the treatment for goodwill. Impairment losses are recognized whenever the implied fair value of these assets is less than their carrying value.

INSURANCE RESERVES
The Company purchases insurance for catastrophic exposures and those risks required to be insured by law. It also retains a significant portion of the risk of losses related to workers’ compensation, general liability and property. Reserves for these potential losses are based on an external analysis of the Company’s historical claims results and other actuarial assumptions.

WARRANTY RESERVES
The Company generally warrants the products it sells against defects for one year. For a significant portion of warranty claims, the manufacturer is responsible for the expenses associated with this warranty. For warranty expenses not covered by the manufacturer, the Company provides a reserve for future costs based primarily on historical experience. The reserve activity was as follows:

	As of December 31,

	2003	2002	2001

	(In thousands of dollars)

Beginning balance	$ 3,000	$ 2,368	$ 2,597
Returns	(8,143)	(8,415)	(7,730)
Provisions	8,006	9,047	7,501

Ending balance	$ 2,863	$ 3,000	$ 2,368

NEW ACCOUNTING STANDARDS
In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance will be applied prospectively. The provisions of SFAS No. 149 relating to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to existing contracts as well as new contracts entered into after June 30, 2003. Adoption of SFAS No. 149 did not have a material effect on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Adoption of SFAS No. 150 did not have a material effect on the Company’s results of operations or financial position.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (FIN 46R), “Consolidation of Variable Interest Entities.” It is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” and revises the requirements for consolidation by business enterprises of variable interest entities with specific characteristics. The new consolidation requirements related to variable interest entities are required to be adopted no later than the first reporting period that ends after March 15, 2004 (as of March 31, 2004, for calendar-year enterprises). The Company does not expect adoption of this revised interpretation to have a material effect on its results of operations or financial position.

NOTE 3—CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and the transition provisions of SFAS No. 141, “Business Combinations.” As a result of the application of the new impairment methodology introduced by SFAS No. 142, the Company completed its initial process of evaluating goodwill for impairment and recorded a noncash charge to earnings in 2002 of $32.3 million ($23.9 million after-tax, or $0.26 per diluted share) related to the write-down of goodwill of its Canadian subsidiary, Acklands. In performing the initial and periodic impairment reviews, the fair value of the reporting units acquired were estimated using a present value method that discounted future cash flows. When available and as appropriate, comparative market multiples were used to corroborate the results of the discounted cash flows. The Company performs its annual evaluation of goodwill and indefinite lived intangible assets for impairment in the fourth quarter of each year and no further write-downs have been required after the initial write-down noted above.

Previous accounting rules incorporated a comparison of book value to undiscounted cash flows, whereas the new rules require a comparison of book value to discounted cash flows, which are lower. There were no material adjustments relating to the classification of the Company’s intangible assets or amortization periods as a result of adopting SFAS No. 142.

If SFAS No. 142 had been in effect for the year ended December 31, 2001, reported net earnings would have increased by $3.3 million as a result of excluding the amortization expense, net of tax, of goodwill and intangible assets with indefinite lives. Basic earnings per share would have increased to $1.90 from $1.87 and diluted earnings per share would have increased to $1.87 from $1.84.

NOTE 4—BUSINESS ACQUISITIONS

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

The aggregate purchase price was $36.7 million in cash and $0.7 million in assumed liabilities. Goodwill recognized in this transaction was $22.8 million and is expected to be fully deductible for tax purposes. Due to the immaterial nature of this transaction, disclosures of amounts assigned to the acquired assets and liabilities and pro forma results of operations are not considered necessary.

On February 26, 2001, Lab Safety acquired The Ben Meadows Co., Inc. (Ben Meadows) for approximately $14.4 million, including costs associated with the acquisition. Ben Meadows, a privately held U.S. corporation with annual sales of $20 million, was a business-to-business direct marketer specializing in equipment and supplies for the environmental and forestry management markets. Results for Ben Meadows are included in the Company’s results since the date of its acquisition. Due to the immaterial nature of this transaction, disclosures of amounts assigned to the acquired assets and liabilities and pro forma disclosures are not considered necessary.

NOTE 5—SPECIAL CHARGES

On April 23, 2001, the Company announced plans to shut down the operations of Material Logic, with the exception of FindMRO, and to write down its investment in other digital activities. The Company launched Material Logic in January 2001 as a utility for large customers to facilitate the purchase of facilities maintenance products over the Internet. In order for Material Logic to grow, it needed broad industry support and funding from other equity participants. The Company closed Material Logic in April 2001 because economic and market conditions made it difficult to find funding partners and the market developed slower than anticipated. The Company shut down all of Material Logic’s branded e-commerce sites except FindMRO, which was added to the Branch-based Distribution segment.

In connection with the closing of Material Logic, the Company took a pretax charge of $39.1 million (after-tax $23.2 million) in 2001. The Company provided a comprehensive separation package, including outplacement services, to 166 employees whose jobs were eliminated. Severance payments began in July 2001 and will continue until June 2004, when the last severance package expires. Other shutdown costs include lease obligations which, if not settled earlier, will continue until 2004. The Company reduced the reserve by $0.6 million and $1.9 million in 2003 and 2002, respectively, to reflect management’s revised estimate of costs.

In addition, in 2001, as part of other income and expense, the Company wrote down its investment in other digital enterprises and took a pretax charge of $25.1 million (after-tax $13.4 million). This included a $20.1 million pretax loss on the divestiture of the Company’s 40% investment in Works.com, Inc. (Works.com), which was recorded as Loss on liquidation of investment in unconsolidated entity. Also included was a $5.0 million write-down to net realizable value of investments in certain other digital businesses, which was recorded in Unclassified–net.

The total effect of these charges amounted to an after-tax cost of $36.6 million, or $0.39 per diluted share, in 2001.

The following tables show the activity from April 23, 2001 to December 31, 2003 and balances of the Material Logic restructuring reserve (in thousands of dollars):

	April 23,			Dec. 31,
	2001	Deductions	Adjustments	2001

Restructuring reserve (Operating expenses):
Workforce reductions	$17,200	$ (9,264)	$(3,056)	$4,880
Asset and equipment write-offs and disposals	5,800	(4,277)	(587)	936
Contractual obligations	5,000	(7,482)	2,482	--
Other shutdown costs	12,000	(8,570)	231	3,661

	$40,000	$(29,593)	$ (930)	$9,477

	Dec. 31,			Dec. 31,
	2001	Deductions	Adjustments	2002

Restructuring reserve (Operating expenses):
Workforce reductions	$ 4,880	$ (2,737)	$ (499)	$1,644
Asset and equipment write-offs and disposals	936	(936)	--	--
Other shutdown costs	3,661	(1,371)	(1,440)	850

	$ 9,477	$ (5,044)	$(1,939)	$2,494

	Dec. 31,			Dec. 31,
	2002	Deductions	Adjustments	2003

Restructuring reserve (Operating expenses):
Workforce reductions	$ 1,644	$ (1,100)	$ (122)	$ 422
Other shutdown costs	850	(202)	(442)	206

	$ 2,494	$ (1,302)	$ (564)	$ 628

Deductions in 2001 reflect cash payments of $17.6 million and noncash charges of $12.0 million. Deductions in 2002 reflect cash payments of $4.1 million and noncash charges of $0.9 million. Deductions in 2003 reflect cash payments of $1.3 million. The amounts in the adjustments column are reclassifications and reductions to reflect the Company’s revised estimate of costs by expense category.

NOTE 6—CONCENTRATION OF CREDIT RISK

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

NOTE 7—ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following table shows the activity in the allowance for doubtful accounts:

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands of dollars)

Balance at beginning of period	$ 26,868	$ 30,552	$ 23,436
Provision for uncollectible accounts	9,263	13,328	21,483
Write-off of uncollectible accounts, less recoveries	(11,713)	(17,054)	(14,290)
Foreign currency exchange impact	318	42	(77)

Balance at end of period	$ 24,736	$ 26,868	$ 30,552

NOTE 8—INVENTORIES

Inventories primarily consist of merchandise purchased for resale.

Inventories would have been $234.4 million, $227.3 million and $224.3 million higher than reported at December 31, 2003, 2002 and 2001, respectively, if the first-in, first-out (FIFO) method of inventory accounting had been used for all Company inventories. Net earnings would have increased (decreased) by $4.3 million, $1.9 million and $(1.6) million for the years ended December 31, 2003, 2002 and 2001, respectively, using the FIFO method of accounting. Inventories under FIFO approximate replacement cost.

NOTE 9—INVESTMENTS IN UNCONSOLIDATED ENTITIES

In 2001, the Company wrote off its equity investment in Works.com. See Note 5 to the Consolidated Financial Statements.

On February 1, 2002, the Company finalized an agreement creating the joint venture USI-AGI Prairies Inc. The joint venture was between Acklands and Uni-Select Inc. (Uni-Select), a Canadian company. The joint venture combined Uni-Select’s Western Division with the automotive aftermarket division of Acklands, which operated as Bumper to Bumper. Acklands’ contribution of net assets was approximately U.S.$14.6 million. Additionally, Acklands’ carrying value of its investment in this joint venture includes U.S.$5.1 million of allocated goodwill. The Company has a 50% stake in the new entity, which Uni-Select manages. Net sales for the automotive aftermarket parts division of Acklands were approximately U.S.$33 million in 2001.

No gain or loss was recognized when this transaction was finalized. Through February 1, 2002, the results of the Company’s automotive aftermarket parts division were consolidated with Acklands. Beginning February 2, 2002, the Company accounted for its joint venture investment using the equity method. In 2003, Acklands made a loan denominated in Canadian dollars to USI-AGI Prairies Inc., of U.S.$3.7 million bearing interest at market rates. The loan is due and payable on demand.

The Company also has investments in three Asian joint ventures, with ownership percentages ranging from 11% to 49%. The Company accounts for these joint ventures using the equity method of accounting. As start-up businesses, the time frame, or the ultimate ability, to achieve profitability is uncertain. Reaching profitability is also dependent upon the entities securing sufficient capital funding to support developmental activities. The losses reflect the start-up nature of these businesses. In the fourth quarter of 2003, the Company wrote off its investment in two of these Asian joint ventures due to their questionable market value and uncertainty regarding future profitability and capital funding.

The table below summarizes the activity of these investments.

	Investment Cost	Loan	Cumulative After-Tax Equity Income (Losses)	Divestiture/ Write-down	Foreign Currency Translation Adjustment	Total

			(In thousands of dollars)

Balance at January 1, 2001	$ 34,693	$ --	$ (10,855)	$ --	$ --	$ 23,838
Works.com	--	--	(4,608)	(17,621)	--	(22,229)
Other equity investments	5,764	--	(2,597)	--	--	3,167

Balance at December 31, 2001	40,457	--	(18,060)	(17,621)	--	4,776
USI-AGI Prairies Inc.	20,580	--	970	--	(595)	20,955
Cash distribution from
USI-AGI Prairies Inc.	(8,959)	--	--	--	--	(8,959)
Other equity investments	3,211	--	(3,995)	--	--	(784)

Balance at December 31, 2002	55,289	--	(21,085)	(17,621)	(595)	15,988
USI-AGI Prairies Inc.	--	3,706	1,442	--	2,802	7,950
Other equity investments	4,535	--	(3,730)	(1,921)	--	(1,116)

Balance at December 31, 2003	$ 59,824	$ 3,706	$ (23,373)	$ (19,542)	$ 2,207	$ 22,822

NOTE 10—INVESTMENTS

Investments consist of marketable securities and non-publicly traded equity securities for which a market value is not readily determinable. Marketable securities are all classified as available-for-sale and are reported at fair value, with unrealized gains or losses on such securities reflected, net of taxes, in the Accumulated other comprehensive earnings (losses) component of shareholders’ equity. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company evaluates whether a decline in fair value below cost is other than temporary based on the amount of unrealized losses and their duration. Other-than-temporary impairments are recognized in earnings. Non-publicly traded equity securities are reported at the lower of cost or estimated net realizable value. Adjustments to net realizable value are recognized in earnings. There have been no dividends earned on these investments. During 2003, the Company completed the sale of its investments in marketable securities. At December 31, 2002 and 2001, the Company held marketable securities investments of $5.3 million and $27.0 million, respectively, selling a portion of the original investments during each of those years. The gains on these sales were calculated using the specific identification method and were reported in Unclassified–net.

The original cost, pretax realized and unrealized (losses) gains, reductions to net realizable value and fair value of investments are as follows:

	As of December 31,

	2003	2002	2001

	(In thousands of dollars)
Marketable securities
Cost	$ --	$ 6,521	$ 16,517
Unrealized (losses) gains, net	--	(1,206)	8,661

Fair value	--	5,315	25,178

Non-publicly traded equity securities,
at estimated net realizable value	--	--	1,845

Investments	$ --	$ 5,315	$ 27,023

For the Years Ended December 31,

	2003	2002	2001

(In thousands of dollars)

Proceeds from sales	$ 6,115	$ 15,957	$ 1,015

Realized gains on sales	$ 1,208	$ 7,308	$ 138

Reductions to net realizable value	$ --	$ (1,845)	$ (8,155)

NOTE 11—CAPITALIZED SOFTWARE

Amortization of capitalized software is predominately on a straight-line basis over three and five years. Amortization expense was $14.0 million, $17.6 million and $19.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In 2003, the Company determined certain capitalized amounts were no longer recoverable and wrote down the carrying cost by $1.0 million.

NOTE 12—SHORT-TERM DEBT

The following summarizes information concerning short-term debt:

	As of December 31,

	2003	2002	2001

	(In thousands of dollars)
Bank Debt
Outstanding at December 31	$ --	$ 2,967	$ 4,526
Maximum month-end balance during the year	$ 2,967	$ 4,194	$ 4,559
Average amount outstanding during the year	$ 1,382	$ 3,611	$ 3,645
Weighted average interest rate during the year	2.6%	3.4%	5.3%
Weighted average interest rate at December 31	--%	2.9%	3.4%

Commercial Paper
Outstanding at December 31	$ --	$ --	$ --
Maximum month-end balance during the year	$ --	$ --	$128,632
Average amount outstanding during the year	$ --	$ --	$ 64,438
Weighted average interest rate during the year	--%	--%	5.3%
Weighted average interest rate at December 31	--%	--%	--%

The Company and its subsidiaries had committed lines of credit totalling $265.4 million, $267.7 million and $417.6 million at December 31, 2003, 2002 and 2001, respectively, including $15.4 million, $12.7 million and $12.6 million, respectively, denominated in Canadian dollars. At December 31, 2003, there were no borrowings under the committed lines of credit. At December 31, 2002 and 2001, borrowings under Company committed lines of credit were $3.0 million and $4.5 million, respectively. The Company had committed lines of credit available of $265.4 million, $264.7 million and $413.1 million at December 31, 2003, 2002 and 2001, respectively.

The Company also had a $7.7 million, $15.9 million and $15.7 million uncommitted line of credit denominated in Canadian dollars at December 31, 2003, 2002 and 2001, respectively.

NOTE 13—EMPLOYEE BENEFITS

Retirement Plans. A majority of the Company’s employees are covered by a noncontributory profit sharing plan. This plan provides for annual employer contributions generally based upon a formula related primarily to earnings before federal income taxes, limited to 25% of the total compensation paid to all eligible employees. The Company also sponsors additional defined contribution plans, which cover most of the other employees. Provisions under all plans were $45.9 million, $50.0 million and $47.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Postretirement Benefits. The Company has a postretirement healthcare benefits plan that provides coverage for a majority of its retired employees and their dependents should they elect to maintain such coverage. Covered employees become eligible for participation when they qualify for retirement while working for the Company. Participation in the plan is voluntary and requires participants to make contributions toward the cost of the plan, as determined by the Company. The Company uses a December 31 measurement date for its postretirement plan.

The net periodic benefits costs charged to operating expenses included the following components:

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands of dollars)

Service cost	$ 6,462	$ 5,332	$ 3,442
Interest cost	5,662	5,097	3,689
Expected return on assets	(1,081)	(1,192)	(1,421)
Amortization of transition asset (22-year amortization)	(143)	(143)	(143)
Amortization of unrecognized losses (gains)	2,002	1,079	(144)
Amortization of prior service cost	(641)	(75)	(75)

Net periodic benefits costs	$ 12,261	$ 10,098	$ 5,348

Reconciliations of the beginning and ending balances of the accumulated postretirement benefit obligation (APBO), the fair value of assets and the funded status of the benefit obligation follow:

	2003	2002	2001

	(In thousands of dollars)

Benefit obligation at the beginning of the year	$ 90,141	$ 62,811	$ 49,044
Service cost	6,462	5,332	3,442
Interest cost	5,662	5,097	3,689
Plan participant contributions	1,070	929	882
Amendment	(6,903)	--	--
Actuarial loss	14,172	18,956	7,960
Benefits paid	(2,894)	(2,984)	(2,206)

Benefit obligation at the end of the year	107,710	90,141	62,811

Fair value of plan assets at the beginning of the year	20,013	19,866	20,505
Actual return (loss) on plan assets	5,235	(3,738)	(2,785)
Employer contributions	10,980	5,940	3,470
Plan participant contributions	1,071	929	882
Benefits paid	(2,894)	(2,984)	(2,206)

Fair value of plan assets at the end of the year	34,405	20,013	19,866

Funded status	(73,305)	(70,128)	(42,945)
Unrecognized transition asset	(1,571)	(1,714)	(1,856)
Unrecognized net actuarial losses	39,685	31,669	8,863
Unrecognized prior service cost	(6,887)	(625)	(702)

Accrued postretirement benefits cost	$(42,078)	$(40,798)	$(36,640)

The benefit obligation was determined by applying the terms of the plan and actuarial models required by SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” These models include various actuarial assumptions, including discount rates, assumed rates of return on plan assets and healthcare cost trend rates. The actuarial assumptions also anticipate future cost-sharing changes to retiree contributions that will maintain the current cost-sharing ratio between the Company and the retirees. The Company evaluates its actuarial assumptions on an annual basis and considers changes in these long-term factors based upon market conditions, historical experience and the requirements of SFAS No. 106.

The plan amendment, which changed the prescription drug benefits, was effective January 1, 2003.

The following assumptions were used to determine benefit obligations at December 31:

	2003	2002	2001

Discount rate	6.0%	6.5%	7.0%
Expected long-term rate of return on plan assets, net of tax at 40%	6.0%	5.4%	6.0%
Initial healthcare cost trend rate	10.5%	10.0%	8.1%
Ultimate healthcare cost trend rate	5.0%	5.0%	5.0%
Year ultimate healthcare cost trend rate reached	2016	2014	2010

The following assumptions were used to determine net periodic benefit cost for years ended December 31:

	2003	2002	2001

Discount rate	6.5%	7.0%	7.5%
Expected long-term rate of return on plan assets, net of tax at 40%	5.4%	6.0%	6.0%
Initial healthcare cost trend rate	10.5%	10.5%	8.1%
Ultimate healthcare cost trend rate	5.0%	5.0%	5.0%
Year ultimate healthcare cost trend rate reached	2016	2014	2010

The discount rate assumptions reflect the rates available on high-quality fixed income debt instruments on December 31 of each year.

The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects on December 31, 2003 results:

	1-Percent-Point	1-Percent-Point
	Increase	Decrease

(In thousands of dollars)

Effect on total of service and interest cost	$ 2,884	$ (2,230)
Effect on accumulated postretirement benefit obligation	21,128	(16,787)

The Company has established a Group Benefit Trust to fund the plan and process benefit payments. The assets of the trust are invested entirely in funds designed to track the Standard & Poor’s 500 Index (S&P 500). This investment strategy reflects the long-term nature of the plan obligation and seeks to take advantage of the superior earnings potential of equity securities. The Company uses the long-term historical return on the plan assets and the historical performance of the S&P 500 to develop its expected return on plan assets. The required use of an expected long-term rate of return on plan assets may result in recognizing income that is greater or less than the actual return on plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and, therefore, result in a pattern of income recognition that more closely matches the pattern of the services provided by the employees. The change in the expected long-term rate of return on plan assets did not have a material effect on the net periodic benefit cost for the year ended December 31, 2003. The expected long-term rate of return on plan assets was unchanged in 2002.

The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended, and was $11.0 million, $5.9 million and $3.5 million, for the years ended December 31, 2003, 2002 and 2001, respectively. There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC.

The Company forecasts the following benefit payments, which includes a projection for expected future employee service: $1.6 million in 2004, $1.9 million in 2005, $2.2 million in 2006, $2.7 million in 2007, $3.2 million in 2008 and $26.2 million over the five-year period covering 2009 through 2013.

On December 8, 2003, the “Medicare Prescription Drug, Improvement, and Modernization Act of 2003” (Act) was signed into law. In accordance with FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the Company has elected to defer recognizing the effects of the Act. Therefore, the benefit obligation and net periodic postretirement benefit cost in the Company’s financial statements and accompanying notes do not reflect the effects of the Act on the plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and such guidance, when issued, could require the Company to change previously reported information. Also, the Company may need to amend the plan to benefit from the Act.

NOTE 14—LONG-TERM DEBT

Long-term debt consisted of the following:

	As of December 31,

	2003	2002	2001

	(In thousands of dollars)

Commercial paper	$114,127	$113,807	$ --
Derivative instrument	25,418	991	--
Uncommitted revolving credit facility	--	--	113,324
Industrial development revenue and private activity bonds	9,485	11,400	17,415

	149,030	126,198	130,739
Less current maturities	144,135	6,505	12,520

	$ 4,895	$119,693	$118,219

During the third quarter of 2002, the Company refinanced a C$180.4 million bank loan that had been designated as a nonderivative hedge of the net investment in the Company’s Canadian subsidiary. The bank loan was replaced with commercial paper in support of a cross-currency swap (derivative instrument). This derivative instrument was designated as a hedge of the net investment in the Company’s Canadian subsidiary and is recognized on the balance sheet at its fair value.

The two-year cross-currency swap matures on September 27, 2004. The cross-currency swap is based on notional principal amounts of C$180.4 million and U.S.$113.7 million, respectively. Initially, the Company gave the counterparty U.S.$113.7 million and received from the counterparty C$180.4 million. The Company receives interest based on the 30-day U.S. commercial paper rate. At December 31, 2003, this rate was 1.02%. The Company pays interest to the counterparty based on the 30-day Canadian Bankers’ Acceptances rate plus 19 basis points. At December 31, 2003 this rate was 2.94%. The outstanding underlying commercial paper was U.S.$114.1 million with an interest rate of 1.10% at December 31, 2003. The fair value of the derivative instrument was a liability of U.S.$25.4 million as of December 31, 2003. The Company has the ability and the intent to refinance the underlying commercial paper issued in connection with the two-year cross-currency swap with its credit lines through the swap’s maturity, therefore the commercial paper has been classified as long-term debt. The Company is determining whether or not it will renew the cross-currency swap when it comes due on September 27, 2004. As a result, the commercial paper debt and related derivative instrument have been classified as current maturities of long-term debt at December 31, 2003. When the cross-currency swap matures, the Company will pay the counterparty C$180.4 million and will receive U.S.$113.7 million.

The Company formally assesses, on a quarterly basis, whether the cross-currency swap is effective at offsetting changes in the fair value of the underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, exchange rate changes in the value of the cross-currency swap are generally offset by changes in the value of the net investment. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” changes in the fair value of this instrument are recognized in foreign currency translation adjustments, a component of Accumulated other comprehensive earnings (losses), to offset the change in the value of the net investment of the Canadian investment being hedged. During 2003, the Company included a U.S.$14.9 million, net of tax, loss in Accumulated other comprehensive earnings (losses) related to this hedge. The impact to 2003 and 2002 earnings resulting from the ineffective portion of the hedge was immaterial. The cross-currency swap is an over-the-counter instrument with a liquid market. The Company has established strict counterparty credit guidelines and entered into the transaction with an investment grade financial institution. The Company does not enter into derivative financial instruments for trading purposes.

The industrial development revenue and private activity bonds include various issues that bear interest at variable rates capped at 15%, and come due in various amounts from 2009 through 2021. At December 31, 2003, the weighted average interest rate was 1.58%. Interest rates on some of the issues are subject to change at certain dates in the future. The bondholders may require the Company to redeem certain bonds concurrent with a change in interest rates and certain other bonds annually. In addition, $4.6 million of these bonds had an unsecured liquidity facility available at December 31, 2003, for which the Company compensated a bank through a commitment fee of 0.07%. There were no borrowings related to this facility at December 31, 2003. The Company classified $4.6 million, $6.5 million and $12.5 million of bonds currently subject to redemption options in current maturities of long-term debt at December 31, 2003, 2002 and 2001, respectively.

The aggregate amounts of long-term debt maturing in each of the five years subsequent to December 31, 2003, are as follows:

Amounts
	Amounts Payable	Subject to
	Under Terms of	Redemption
	Agreements	Options

(In thousands of dollars)

2004	$139,545	$4,590
2005	$ --	$4,895
2006	$ --	$ --
2007	$ --	$ --
2008	$ --	$ --

The Company’s debt instruments include only standard affirmative and negative covenants that are normal in debt instruments of similar amounts and structure. The Company’s debt instruments do not contain financial or performance covenants restrictive to the business of the Company, reflecting its strong financial position.

The Company is in compliance with all debt covenants for the year ended December 31, 2003.

NOTE 15—LEASES

The Company leases certain land, buildings and equipment. The Company capitalizes all significant leases that qualify for capitalization, of which there were none at December 31, 2003.

At December 31, 2003, the approximate future minimum aggregate payments for all operating leases were as follows (in thousands of dollars):

Rent
Expense

2004	$ 18,192
2005	13,454
2006	9,131
2007	7,213
2008	4,672
Thereafter	7,383

Total minimum payments required	$60,045
Less amounts representing sublease income	455

$59,590

Total rent expense, including both items under lease and items rented on a month-to-month basis, was $19.5 million, $18.8 million and $16.6 million for 2003, 2002 and 2001, respectively. Rent expense is net of sublease income of $0.5 million, $0.4 million and $0.5 million for 2003, 2002 and 2001, respectively.

NOTE 16—STOCK INCENTIVE PLANS

The Company maintains stock incentive plans under which the Company may grant a variety of incentive awards to employees. Shares of common stock were authorized for issuance under the plans in connection with awards of nonqualified stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards.

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

In 2001, a broad-based stock option grant covering 774,500 shares was made to employees who had a minimum of five years of service and who were not participants in other stock option programs. In 2003 and 2002, the Company continued to give broad-based stock option grants by granting options covering 161,300 and 89,600 shares, respectively, to those employees who reached major service milestones.

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

Most employees financed their purchases through loans arranged with a local bank. As of December 31, 2003, all loans payable were settled between each employee and the bank. Executives who met a threshold purchase requirement of one times their annual base salary received a 25% matching grant of restricted stock that vested if they remained with the Company and held their purchased shares for a minimum of two years. The grant totaled 192,275 shares of restricted stock. In 2002, 95,720 of these shares were converted from restricted stock into a like number of restricted stock units, which are subject to the same vesting provisions as the original restricted stock. These restricted stock units are to be settled, at various times after vesting, by the delivery of unrestricted shares of Company common stock on a one for one basis. In March 2003, 95,720 restricted stock units vested.

There were 20,000 shares of restricted stock issued in 2003 with a weighted average fair market value of $47.72 per share. There were 110,000 shares of restricted stock issued in 2002 with a weighted average fair market value of $56.31 per share. There were 247,275 shares of restricted stock issued in 2001 with a weighted average fair market value of $33.30 per share. The shares vest over periods from two to ten years from issuance, although accelerated vesting is provided in certain instances. Restricted stock vested was 96,790, 112,000 and 87,000 shares in 2003, 2002 and 2001, respectively. Compensation expense related to restricted stock awards is based upon market prices at the date of grant and is charged to earnings on a straight-line basis over the period of restriction. Total compensation expense related to restricted stock was $4.8 million, $6.4 million and $8.9 million in 2003, 2002 and 2001, respectively. In 2001, $2.2 million of restricted stock compensation expense related to the 2001 digital business restructuring was included in restructuring charges.

Nonemployee directors participate in the Company’s Director Stock Plan. A total of 346,630 shares of common stock are available for issuance under the plan as of December 31, 2003.

A retainer fee for board service is paid to nonemployee directors in the form of an annual award of unrestricted shares of common stock under the Director Stock Plan. The number of shares awarded is equal to the retainer fee divided by the fair market value of a share of common stock at the time of the award, rounded up to the next ten-share increment. Total shares granted were 6,160, 5,850 and 8,130 in 2003, 2002 and 2001, respectively.

In addition, nonemployee directors receive an annual grant under the Director Stock Plan, denominated in dollars, of options to purchase shares of common stock. The number of shares covered by each option is equal to the dollar amount of the grant divided by the fair market value of a share of common stock at the time of the award, rounded to the next ten-share increment. The options are issued at market price at date of grant. The options are fully exercisable upon award and have a ten-year term. Total option awards were 15,840, 14,850 and 19,200 shares in 2003, 2002 and 2001, respectively.

The Company awards stock units under the Director Stock Plan in connection with deferrals of director fees and dividend equivalents on existing stock units. A stock unit is the economic equivalent of a share of common stock. Deferred fees and dividend equivalents on existing stock units are converted into stock units on the basis of the market value of the stock at the relevant times. Payment of the value of stock units is scheduled to be made after termination of service as a director. As of December 31, 2003, nine directors held stock units. As of both December 31, 2002 and 2001, ten directors held stock units. The Company recognized expense for the appreciation in equivalent value of stock units of $1.0 million, $0.5 million and $0.4 million for 2003, 2002 and 2001, respectively. Total stock units outstanding were 39,506, 45,556 and 45,844 as of December 31, 2003, 2002 and 2001, respectively.

Transactions involving stock options are summarized as follows:

	Shares Subject to Option	Weighted Average Price Per Share	Options Exercisable

Outstanding at January 1, 2001	5,953,410	$40.96	2,363,810

Granted	3,080,780	$39.26
Exercised	(385,567)	$26.13
Cancelled or expired	(259,036)	$42.78

Outstanding at December 31, 2001	8,389,587	$40.96	2,826,979

Granted	2,080,005	$54.50
Exercised	(706,102)	$33.68
Cancelled or expired	(298,652)	$42.19

Outstanding at December 31, 2002	9,464,838	$44.44	3,320,888

Granted	1,856,590	$45.69
Exercised	(427,857)	$36.72
Cancelled or expired	(479,639)	$45.90

Outstanding at December 31, 2003	10,413,932	$44.91	4,148,846

All options were issued at market price on the date of grant. Options were issued with initial vesting periods ranging from immediate to six years.

Information about stock options outstanding and exercisable as of December 31, 2003, is as follows:

Options Outstanding

		Weighted Average

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price

$30.74 - $37.51	2,928,803	5.7 years	$36.46
$37.52 - $47.26	3,999,214	7.9	$44.62
$47.27 - $57.08	3,485,915	6.8	$52.36

	10,413,932	6.9 years	$44.91

Options Exercisable

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price

$30.74 - $37.51	1,117,240	$34.80
$37.52 - $47.26	1,461,161	$43.75
$47.27 - $57.08	1,570,445	$49.74

	4,148,846	$43.61

Shares available for issuance in connection with awards of stock options, stock appreciation rights, stock units, shares of common stock, restricted shares of common stock and other stock-based awards to employees and directors were 2,016,160, 2,161,563 and 3,805,674 at December 31, 2003, 2002 and 2001, respectively.

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue to account for stock compensation under Accounting Principles Board Opinion No. 25. Pro forma net earnings and earnings per share, as calculated under SFAS No. 123, are as follows:

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands of dollars,
	except for per share amounts)

Net earnings, pro forma	$212,710	$196,860	$162,269
Earnings per share, pro forma:
Basic	$ 2.34	$ 2.14	$ 1.74
Diluted	$ 2.31	$ 2.10	$ 1.72

The weighted average fair value of the stock options granted during 2003, 2002 and 2001 was $10.43, $14.77 and $10.89, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model based on the date of the grant and the following weighted average assumptions:

	2003	2002	2001

Risk-free interest rate	3.4%	4.9%	5.1%
Expected life	7 years	7 years	7 years
Expected volatility	20.1%	20.1%	20.1%
Expected dividend yield	1.8%	1.8%	1.8%

NOTE 17—CAPITAL STOCK

The Company had no shares of preferred stock outstanding as of December 31, 2003, 2002 and 2001. The activity of outstanding common stock and common stock held in treasury was as follows:

	2003		2002		2001

	Outstanding Common Stock	Treasury Stock	Outstanding Common Stock	Treasury Stock	Outstanding Common Stock	Treasury Stock

Balance at beginning of period	91,568,055	17,449,587	93,344,641	15,129,062	93,932,870	14,104,212
Exercise of stock options	415,244	(5,500)	582,243	(1,000)	332,217	--
Issuance and vesting of restricted
stock, net of 30,920, 35,224
and 28,216 shares retained,
respectively	(10,920)	--	74,776	--	219,059	--
Cancellation of restricted shares	(39,250)	--	(16,360)	--	(114,655)	--
Conversion of restricted stock
to restricted stock units	--	--	(95,720)	--	--	--
Purchase of 4,801,600 shares
of stock, net of 4,695,725
treasury shares transferred in
connection with related
party transaction	--	--	(105,875)	105,875	--	--
Purchase of treasury shares,
net of 6,160, 5,850 and
8,130 shares issued,
respectively	(912,140)	912,140	(2,215,650)	2,215,650	(1,811,870)	1,811,870
Issuance of treasury shares
related to executive
stock purchase	--	--	--	--	787,020	(787,020)

Balance at end of period	91,020,989	18,356,227	91,568,055	17,449,587	93,344,641	15,129,062

NOTE 18—INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company does not provide for a U.S. income tax liability on undistributed earnings of its foreign subsidiaries. The earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, are indefinitely reinvested in those non-U.S. operations or will be remitted substantially free of additional tax.

Income tax expense consisted of:

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands of dollars)

Current provision:
Federal	$121,671	$140,453	$107,667
State	22,307	24,696	18,998
Foreign	4,759	3,680	5,023

Total current	148,737	168,829	131,688
Deferred tax provision (benefit)	5,382	(6,480)	(8,938)

Total provision	$154,119	$162,349	$122,750

The income tax effects of temporary differences that gave rise to the net deferred tax asset were:

	As of December 31,

	2003	2002	2001

	(In thousands of dollars)

Deferred tax assets:
Inventory valuation	$ 42,365	$ 38,583	$ 37,810
Administrative and general expenses deducted
on a paid basis for tax purposes	52,820	52,090	55,850
Employment-related benefits expense	32,470	32,391	29,321
Intangibles amortization	987	6,723	3,623
Foreign net operating loss carryforwards	10,248	10,032	10,618
Unrealized capital losses	4,671	1,950	3,316
Tax benefit (expense) related to designated hedge	9,914	387	(607)
Other	1,401	2,830	2,824

Deferred tax assets	154,876	144,986	142,755
Less valuation allowance	(14,919)	(11,982)	(13,934)

Deferred tax assets, net of valuation allowance	$139,957	$133,004	$128,821

Deferred tax liabilities:
Purchased tax benefits	$(11,008)	$(11,854)	$ (12,540)
Temporary differences related to
property, buildings and equipment	(9,154)	(5,273)	(5,329)
Unrealized gain on investments	--	--	(3,378)
Deferred tax liability of foreign investment
corporation	--	--	(11,359)

Deferred tax liabilities	(20,162)	(17,127)	(32,606)

Net deferred tax asset	$119,795	$115,877	$ 96,215

The net deferred tax asset is classified as follows:
Current assets	$ 99,499	$ 95,336	$ 97,454
Noncurrent assets (liabilities)	20,296	20,541	(1,239)

Net deferred tax asset	$119,795	$115,877	$ 96,215

The purchased tax benefits represent lease agreements acquired in prior years under the provisions of the Economic Recovery Act of 1981.

At December 31, 2003, the Company has $30.6 million of foreign operating loss carryforwards related to a foreign operation, which begin to expire in 2006. The valuation allowance represents a provision for uncertainty as to the realization of these carryforwards.

In addition, the Company recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to capital loss carryforward limitations. The changes in the valuation allowance were as follows:

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands of dollars)

Beginning balance	$ 11,982	$ 13,934	$ 8,217
Foreign net operating loss carryforwards	216	(586)	2,401
Unrealized capital losses	2,721	(1,366)	3,316

Ending balance	$ 14,919	$ 11,982	$ 13,934

A reconciliation of income tax expense with federal income taxes at the statutory rate follows:

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands of dollars)

Federal income taxes at the statutory rate	$133,382	$139,243	$104,048
Foreign rate differences	1,025	1,631	1,725
State income taxes, net of federal income tax benefits	14,500	15,404	12,349
Other-net	5,212	6,071	4,628

Income tax expense	$154,119	$162,349	$122,750

Effective tax rate	40.4%	40.8%	41.3%

NOTE 19—EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the year. Diluted earnings per share is based on the combination of weighted average number of shares outstanding and dilutive potential shares. The Company had additional outstanding stock options of 3.6 million, 2.7 million and 1.7 million for the years ended December 31, 2003, 2002 and 2001, respectively, that were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common stock.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands, except for
	per share amounts)

Earnings before cumulative effect of accounting change	$226,971	$235,488	$174,530
Cumulative effect of accounting change	--	(23,921)	--

Net earnings	$226,971	$211,567	$174,530

Denominator for basic earnings per share-
weighted average shares	90,731	91,982	93,189
Effect of dilutive securities stock-based compensation	1,663	2,321	1,539

Denominator for diluted earnings per share-
weighted average shares adjusted for dilutive securities	92,394	94,303	94,728

Basic earnings per share before
cumulative effect of accounting change	$ 2.50	$ 2.56	$ 1.87
Cumulative effect of accounting change	--	(0.26)	--

Basic earnings per common share	$ 2.50	$ 2.30	$ 1.87

Dilutive earnings per share before
cumulative effect of accounting change	$ 2.46	$ 2.50	$ 1.84
Cumulative effect of accounting change	--	(0.26)	--

Dilutive earnings per common share	$ 2.46	$ 2.24	$ 1.84

NOTE 20—PREFERRED SHARE PURCHASE RIGHTS

The Company has a Shareholder Rights Plan, under which there is outstanding one preferred share purchase right (Right) for each outstanding share of the Company’s common stock. Each Right, under certain circumstances, may be exercised to purchase one one-hundredth of a share of Series A-1999 Junior Participating Preferred Stock (intended to be the economic equivalent of one share of the Company’s common stock) at a price of $250.00, subject to adjustment. The Rights become exercisable only after a person or a group, other than a person or group exempt under the plan, acquires or announces a tender offer for 15% or more of the Company’s common stock. If a person or group, other than a person or group exempt under the plan, acquires 15% or more of the Company’s common stock or if the Company is acquired in a merger or other business combination transaction, each Right generally entitles the holder, other than such person or group, to purchase, at the then-current exercise price, stock and/or other securities or assets of the Company or the acquiring company having a market value of twice the exercise price.

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

NOTE 21—SEGMENT INFORMATION

The Company reports three segments: Branch-based Distribution, Lab Safety and Integrated Supply. The Branch-based Distribution segment provides customers with solutions to their immediate facilities maintenance and other needs. Branch-based Distribution is an aggregation of the following: Industrial Supply, Acklands (Canada), FindMRO, Export, Global Sourcing, Parts, Grainger, S.A. de C.V. (Mexico) and Grainger Caribe Inc. (Puerto Rico). Lab Safety is a direct marketer of safety and other industrial products. Integrated Supply serves customers who have chosen to outsource a portion or all of their indirect materials management processes. In April 2001, the Company discontinued its Digital segment except FindMRO, which became part of Branch-based Distribution. See Note 5 to the Consolidated Financial Statements.

The Company’s segments offer differing ranges of services and products and require different resources and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment transfer prices are established at external selling prices, less costs not incurred due to the related party sale.

	2003

	Branch-based Distribution	Lab Safety	Integrated Supply	Digital	Total

		(In thousands of dollars)

Total net sales	$4,167,164	$305,480	$211,679	$ --	$4,684,323
Intersegment net sales	(15,496)	(1,813)	--	--	(17,309)

Net sales to external customers	$4,151,668	$303,667	$211,679	$ --	$4,667,014

Segment operating earnings	$ 390,183	$ 41,885	$ 3,201	$ --	$ 435,269

Segment assets	$1,851,640	$142,466	$ 40,094	$ --	$2,034,200
Depreciation and amortization	65,744	7,239	1,286	--	74,269
Additions to long-lived assets	73,287	33,123	1,839	--	108,249

	2002

	Branch-based Distribution	Lab Safety	Integrated Supply	Digital	Total

		(In thousands of dollars)

Total net sales	$4,147,955	$286,797	$225,967	$ --	$4,660,719
Intersegment net sales	(15,411)	(1,410)	--	--	(16,821)

Net sales to external customers	$4,132,544	$285,387	$225,967	$ --	$4,643,898

Segment operating earnings	$ 394,861	$ 47,105	$ 6,231	$ --	$ 448,197

Segment assets	$1,872,471	$104,372	$ 29,539	$ --	$2,006,382
Depreciation and amortization	68,966	6,421	1,214	--	76,601
Additions to long-lived assets	123,039	2,127	1,581	--	126,747

	2001

	Branch-based Distribution	Lab Safety	Integrated Supply	Digital	Total

		(In thousands of dollars)

Total net sales	$4,251,596	$324,797	$190,811	$ 29,979	$4,797,183
Intersegment net sales	(13,436)	(1,292)	--	(28,138)	(42,866)

Net sales to external customers	$4,238,160	$323,505	$190,811	$ 1,841	$4,754,317

Segment operating earnings	$ 386,331	$ 51,114	$ 449	$(49,227)	$ 388,667

Segment assets	$1,804,216	$114,030	$ 27,401	$ --	$1,945,647
Depreciation and amortization	75,686	8,012	617	1,383	85,698
Additions to long-lived assets	71,281	12,448	185	639	84,553

Following are reconciliations of the segment information with the consolidated totals per the financial statements:

	2003	2002	2001

	(In thousands of dollars)
Operating earnings:

Total operating earnings for reportable segments	$ 435,269	$ 448,197	$ 388,667
Unallocated expenses	(48,008)	(55,042)	(50,094)

Total consolidated operating earnings	$ 387,261	$ 393,155	$ 338,573

Assets:

Total assets for reportable segments	$ 2,034,200	$ 2,006,382	$ 1,945,647
Unallocated assets	590,478	431,066	385,599

Total consolidated assets	$ 2,624,678	$ 2,437,448	$ 2,331,246

2003

	Segment		Consolidated
	Totals	Unallocated	Total

Other significant items:	(In thousands of dollars)

Depreciation and amortization	$ 74,269	$ 15,984	$ 90,253
Additions to long-lived assets	$ 108,249	$ 3,680	$ 111,929

Long-lived
Geographic Information:		Revenues	Assets

United States		$4,183,321	$ 773,411
Canada		393,938	143,007
Other foreign countries		89,755	4,052

		$4,667,014	$ 920,470

2002

	Segment		Consolidated
Other significant items:	Totals	Unallocated	Total

Depreciation and amortization	$ 76,601	$ 16,887	$ 93,488
Additions to long-lived assets	$ 126,747	$ 17,278	$ 144,025

Long-lived
Geographic Information:		Revenues	Assets

United States		$ 4,215,483	$ 762,661
Canada		342,489	118,979
Other foreign countries		85,926	4,109

		$ 4,643,898	$ 885,749

2001

	Segment		Consolidated
Other significant items:	Totals	Unallocated	Total

Depreciation and amortization	$ 85,698	$ 17,511	$ 103,209
Additions to long-lived assets	$ 84,553	$ 32,906	$ 117,459

Long-lived
Geographic Information:		Revenues	Assets

United States		$ 4,275,852	$ 722,547
Canada		392,433	156,712
Other foreign countries		86,032	5,149

		$ 4,754,317	$ 884,408

Long-lived assets consist of property, buildings, equipment, capitalized software, goodwill and other intangibles.

Revenues are attributed to countries based on the location of the customer.

Unallocated expenses and unallocated assets primarily relate to the Company headquarters’ support services, which are not part of any business segment. Unallocated expenses include payroll and benefits, depreciation and other costs associated with headquarters-related support services. Unallocated assets include non-operating cash and cash equivalents, and certain prepaid expenses and property, buildings and equipment, net.

The change in the carrying amount of goodwill by segment from December 31, 2001 to December 31, 2003 is as follows:

Goodwill, net by Segment	Branch- based Distribution	Lab Safety	Integrated Supply	Total

	(In thousand of dollars)

Balance at December 31, 2001	$125,443	$25,002	$ --	$150,445
Transition impairment	(32,265)	--	--	(32,265)
Transfer to investment in unconsolidated entity	(5,063)	--	--	(5,063)
Translation and other	1,208	103	--	1,311

Balance at December 31, 2002	$ 89,323	$25,105	$ --	$114,428
Acquisition	--	22,823	--	22,823
Translation and other	19,018	--	--	19,018

Balance at December 31, 2003	$108,341	$47,928	$ --	$156,269

NOTE 22—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of selected quarterly information for 2003 and 2002 is as follows:

	2003 Quarter Ended

		(In thousands of dollars, except for per share amounts)

	March 31	June 30	September 30	December 31	Total

Net sales	$1,139,269	$1,172,661	$1,200,669	$1,154,415	$4,667,014
Cost of merchandise sold	745,413	768,589	786,530	728,405	3,028,937
Gross profit	393,856	404,072	414,139	426,010	1,638,077
Warehousing, marketing and
administrative expenses	302,449	311,292	319,818	317,821	1,251,380
Restructuring credits	--	--	--	(564)	(564)
Operating earnings	91,407	92,780	94,321	108,753	387,261
Net earnings	52,404	55,993	56,836	61,738	226,971
Earnings per share-basic	0.58	0.61	0.63	0.68	2.50
Earnings per share-diluted	$ 0.57	$ 0.60	$ 0.62	$ 0.67	$ 2.46

	2002 Quarter Ended

		(In thousands of dollars, except for per share amounts)

	March 31	June 30	September 30	December 31	Total

Net sales	$1,125,265	$1,194,792	$1,203,400	$1,120,441	$4,643,898
Cost of merchandise sold	742,236	795,230	800,840	707,380	3,045,686
Gross profit	383,029	399,562	402,560	413,061	1,598,212
Warehousing, marketing and
administrative expenses	293,069	305,298	302,370	306,259	1,206,996
Restructuring credits	--	--	--	(1,939)	(1,939)
Operating earnings	89,960	94,264	100,190	108,741	393,155
Net earnings	34,537	54,499	59,953	62,578	211,567
Earnings per share-basic	0.37	0.59	0.65	0.69	2.30
Earnings per share-diluted	$ 0.36	$ 0.57	$ 0.64	$ 0.67	$ 2.24

In 2003 and 2002, the Company reduced the restructuring reserve related to the shutdown of Material Logic by $0.6 million and $1.9 million, respectively, to reflect management’s revised estimates of costs. See Note 5 to the Consolidated Financial Statements.

In the 2002 first quarter, the Company recorded an expense for a cumulative effect of a change in accounting of $23.9 million after-tax. See Note 3 to the Consolidated Financial Statements.

NOTE 23—RELATED PARTY TRANSACTION

On February 28, 2002, the Company purchased substantially all of the assets, consisting of 4,801,600 shares of Company common stock and cash, of Mountain Capital Corporation, a Nevada corporation (MCC). In exchange, the Company transferred to MCC 4,695,725 shares of Company common stock. The number of shares transferred reflected a 1.5% discount (72,024 shares) from the number of shares received, and additionally reflected other adjustments designed to reimburse the Company for its direct transaction expenses of $0.6 million (10,549 shares) and for the Company’s payment of indebtedness of MCC of $1.3 million (23,302 shares). The effect on the Company of this transaction was to increase the number of shares held as Treasury stock, thereby reducing the number of shares outstanding by 105,875 shares. The shares received by MCC from the Company were subsequently distributed to the MCC shareholders pursuant to a plan of complete liquidation of MCC.

The transaction documentation includes:

(i)
    a Purchase Agreement
containing the terms and conditions of the transaction;

(ii)
    an Escrow Agreement
      providing for the pledge by MCC of 10% of the shares received in the transaction, and the

    pledge by the MCC
      shareholders of the escrowed shares, as security for the indemnification obligations

    and liabilities of MCC
and the MCC shareholders and

(iii)
    a Share Transfer
      Restriction Agreement providing for certain restrictions on the transfer of Company common

    stock received by or
      otherwise held by the MCC shareholders and certain other parties to that agreement.

Prior to the transaction, James D.
Slavik, a Company director, was the president and a director of MCC. In addition, Mr.
Slavik and certain members of his family owned all of the outstanding stock of MCC either directly or indirectly, including through family trusts of which Mr. Slavik served as trustee. Mr. Slavik was not present and did not participate in any of the deliberations of the Board of Directors or any of its committees relating to the review, consideration or approval of the transaction.

NOTE
24—UNCLASSIFIED–NET

The components of
Unclassified–net were as follows:

For the Years Ended December 31,

2003

2002

2001

       (In thousands of
dollars)

Gains on sales of investment securities

$ 1,208

$ 7,308

$ 138

Gains on sales of fixed assets
3,110

6,409

1,613

Other income
198

1,106

48

Total income
4,516

14,823

1,799

Write-down of investments
(1,614
)
(3,192
)
(7,400
)

Losses on sales of fixed assets
(1,503
)
(1,190
)
--

Other expense
(693
)
(1,144
)
(517
)

Total expense
(3,810
)
(5,526
)
(7,917
)

Unclassified-net
$ 706

$ 9,297

$ (6,118
)

NOTE
25—CONTINGENCIES AND LEGAL MATTERS

The Company has an outstanding
guarantee relating to an industrial revenue bond assumed by the buyer of one of the
Company’s formerly owned facilities. The maximum exposure under this guarantee is
$8.5 million. The Company has not recorded any liability relating to this guarantee and believes it is unlikely that material payments will be required.

As of January 28, 2004, the Company
is named, along with numerous other nonaffiliated companies, as a defendant in litigation involving asbestos and/or silica filed on behalf of approximately 3,300 plaintiffs in various states. These lawsuits typically involve claims of personal injury arising from the alleged exposure to asbestos and/or silica as a consequence of products purportedly distributed by the Company. In 2003, lawsuits involving approximately 275 plaintiffs were dismissed with respect to the Company based on the lack of product identification. The
Company has denied, or intends to deny, the allegations in the remaining lawsuits. If a specific product distributed by the Company is identified in any of these lawsuits, the
Company would attempt to exercise indemnification remedies against the product manufacturer. In addition, the Company believes that a substantial portion of these claims are covered by insurance. The Company is engaged in active discussions with its insurance carriers regarding the scope and amount of coverage. While the Company is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on the
Company’s consolidated financial position or results of operations.

                                            EXHIBIT
                                            11

       W.W. Grainger,
Inc. and Subsidiaries

     COMPUTATIONS
OF EARNINGS PER SHARE

2003

2002

2001

BASIC:

Weighted average number of shares outstanding during the year

90,731,013

91,982,430

93,189,132

Earnings before cumulative effect of accounting change
$ 226,971,000

$ 235,488,000

$ 174,530,000

Cumulative effect of accounting change
--

(23,921,000
)
--

Net earnings
$ 226,971,000

$ 211,567,000

$ 174,530,000

Earnings per share before cumulative

effect of accounting change
$ 2.50

$ 2.56

$ 1.87

Cumulative effect of accounting change per share
--

(0.26
)
--

Earnings per share
$ 2.50

$ 2.30

$ 1.87

DILUTED:

Weighted average number of shares outstanding during the year
90,731,013

91,982,430

93,189,132

Potential shares:

Shares issuable under outstanding options
6,849,373

7,115,270

4,155,999

Shares which could have been purchased based on

the average market value for the period
(5,920,171
)
(5,721,423
)
(3,625,281
)

929,202

1,393,847

530,718

Dilutive effect of exercised options prior to being exercised
11,815

29,738

16,696

Shares for the portion of the period

that the options were outstanding
941,017

1,423,585

547,414

Contingently issuable shares
722,055

897,482

991,322

1,663,072

2,321,067

1,538,736

Adjusted weighted average number of shares

outstanding during the year
92,394,085

94,303,497

94,727,868

Earnings before cumulative effect of accounting change
$ 226,971,000

$ 235,488,000

$ 174,530,000

Cumulative effect of accounting change
--

(23,921,000
)
--

Net earnings
$ 226,971,000

$ 211,567,000

$ 174,530,000

Earnings per share before

cumulative effect of accounting change
$ 2.46

$ 2.50

$ 1.84

Cumulative effect of accounting change per share
--

(0.26
)
--

Earnings per share
$ 2.46

$ 2.24

$ 1.84

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

EXHIBIT 23

    We hereby consent to the incorporation of our report
      dated January 28, 2004 on page 27 of the Annual
Report

      for the year ended December 31, 2003 by reference in the prospectuses constituting part of the Registration

      Statements on Form S-8 (Nos.
33-43902, 333-24215, 333-61980 and 333-105185) and on Form S-4 (No. 33-32091)

of W.W. Grainger, Inc.

GRANT THORNTON LLP

    Chicago, Illinois
March 9, 2004