Form 10-Q
period 2004-03-31
GRAINGER W W INC
filed 2004-05-07
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Yes ___X____ No _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ___X____ No _______

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 90,868,476 shares of the Company’s Common Stock were outstanding as of April 30, 2004.

	TABLE OF CONTENTS	Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the Three Months Ended March 31, 2004 and March 31, 2003	3

	Condensed Consolidated Statements of Comprehensive Earnings for the Three Months Ended March 31, 2004 and March 31, 2003	4

	Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003	5 - 6

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and March 31, 2003	7 - 8

	Notes to Condensed Consolidated Financial Statements	9 - 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 - 20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II	OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 6.	Exhibits and Reports on Form 8-K	23 - 24

Signatures		25

Exhibit 11	Computations of Earnings Per Share

Certifications

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net sales	$1,227,799	$1,139,269
Cost of merchandise sold	780,334	729,160

Gross profit	447,465	410,109
Warehousing, marketing and administrative expenses	346,717	318,702

Operating earnings	100,748	91,407
Other income and (expense)
Interest income	1,232	773
Interest expense	(1,413)	(1,435)
Equity in loss of unconsolidated entities — net	(345)	(1,055)
Gain on sale of unconsolidated entity	750	--
Unclassified — net	141	(1,646)

Net other income and (expense)	365	(3,363)

Earnings before income taxes	101,113	88,044
Income taxes	38,554	35,640

Net earnings	$62,559	$52,404

Earnings per share:
Basic	$0.69	$0.58

Diluted	$0.69	$0.57

Weighted average number of shares outstanding:
Basic	90,219,290	90,865,346

Diluted	91,273,433	92,584,753

Cash dividends paid per share	$0.185	$0.180

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net earnings	$62,559	$52,404
Other comprehensive (losses) earnings net of income taxes:
Foreign currency translation adjustments, net of tax
(expense) benefit related to designated hedge of
$(613) and $3,118, respectively	(2,446)	12,349
(Losses) on investment securities:
Unrealized holding losses, net of tax benefit of $0
and $795, respectively	--	(1,243)
Reclassifications for net losses included in
earnings, net of tax (benefit) of $0 and
$(629), respectively	--	985

	(2,446)	12,091

Comprehensive earnings	$60,113	$64,495

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for per share amounts)

ASSETS	(Unaudited) March 31, 2004	Dec. 31, 2003
CURRENT ASSETS
Cash and cash equivalents	$434,732	$402,824
Accounts receivable (less allowances for doubtful
accounts of $26,896 and $24,736, respectively)	472,971	431,896
Inventories	654,107	661,247
Prepaid expenses and other assets	52,451	37,947
Deferred income taxes	101,434	99,499

Total current assets	1,715,695	1,633,413
PROPERTY, BUILDINGS AND EQUIPMENT	1,550,552	1,545,150
Less accumulated depreciation and amortization	831,652	813,158

Property, buildings and equipment—net	718,900	731,992
DEFERRED INCOME TAXES	15,885	20,296
INVESTMENTS IN UNCONSOLIDATED ENTITIES	22,253	22,822
GOODWILL, NET	155,045	156,268
OTHER ASSETS AND INTANGIBLES, NET	57,800	59,887

TOTAL ASSETS	$2,685,578	$2,624,678

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except for per share amounts)

LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited) March 31, 2004	Dec. 31, 2003
CURRENT LIABILITIES
Current maturities of long-term debt	$142,562	$144,135
Trade accounts payable	312,321	257,806
Accrued expenses	223,148	261,009
Income taxes	72,982	43,690

Total current liabilities	751,013	706,640
LONG-TERM DEBT (less current maturities)	4,895	4,895
ACCRUED EMPLOYMENT-RELATED BENEFITS COSTS	71,556	68,008
SHAREHOLDERS’ EQUITY
Cumulative Preferred Stock — $5 par value —
12,000,000 shares authorized;
none issued nor outstanding	--	--
Common Stock — $0.50 par value —
300,000,000 shares authorized;
issued, 109,481,299 and
109,377,216 shares, respectively	54,741	54,689
Additional contributed capital	398,945	394,409
Retained earnings	2,288,457	2,242,762
Unearned restricted stock compensation	(9,812)	(11,471)
Accumulated other comprehensive earnings	148	2,594
Treasury stock, at cost —
19,139,357 and 18,356,227 shares, respectively	(874,365)	(837,848)

Total shareholders’ equity	1,858,114	1,845,135

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,685,578	$2,624,678

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$62,559	$52,404
Provision for losses on accounts receivable	4,196	3,901
Deferred income taxes	1,863	(2,490)
Depreciation and amortization:
Property, buildings and equipment	22,471	19,823
Other intangibles	488	161
Capitalized software	3,394	4,912
Tax benefit of stock incentive plans	546	257
Net losses (gains) on sales of property, buildings and
equipment	48	(137)
Gain on sale of unconsolidated entity	(750)	--
Write-downs of investments	--	1,614
Losses on unconsolidated entities	345	1,055
Change in operating assets and liabilities:
(Increase) in accounts receivable	(45,805)	(32,318)
Decrease in inventories	6,010	21,693
(Increase) in prepaid expenses	(14,496)	(16,089)
Increase in trade accounts payable	54,856	9,110
(Decrease) in other current liabilities	(37,664)	(44,638)
Increase in current income taxes payable	29,330	25,508
Increase in accrued employment-related benefit costs	3,548	3,760
Other—net	1,828	1,128

Net cash provided by operating activities	$92,767	$49,654

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and
equipment—net of dispositions	$(9,792)	$(19,709)
Additions to capitalized software	(1,433)	(2,004)
Investments in unconsolidated entities	--	(3,564)
Other—net	975	179

Net cash used in investing activities	$(10,250)	$(25,098)

        The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands of dollars)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in short-term debt	$--	$(174)
Long-term debt payments	(4)	(123)
Stock options exercised	3,391	1,574
Purchase of treasury stock—net	(36,633)	(502)
Cash dividends paid	(16,864)	(16,504)

Net cash used in financing activities	$(50,110)	$(15,729)

Exchange rate effect on cash and cash equivalents	(499)	1,230

NET INCREASE IN CASH AND CASH EQUIVALENTS	31,908	10,057
Cash and cash equivalents at beginning of year	402,824	208,528

Cash and cash equivalents at end of period	$434,732	$218,585

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     BACKGROUND AND BASIS OF STATEMENT PRESENTATION

W.W. Grainger, Inc. is engaged in the distribution of facilities maintenance products, services and related information used by businesses and institutions in North America. The words “Company” or “Grainger” mean W.W. Grainger, Inc. and its subsidiaries in this report.

The Condensed Consolidated Financial Statements of the Company and the related notes are unaudited and should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The Condensed Consolidated Balance Sheet as of December 31, 2003, has been derived from the audited financial statements at that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information reflects all adjustments, which in the opinion of management, are necessary for a fair presentation of the statements contained herein. Certain prior period amounts have been reclassified to conform to the current year’s presentation.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STOCK INCENTIVE PLANS

The Company maintains various stock incentive plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company recognizes compensation cost for restricted shares and restricted stock units granted to employees. No compensation cost is recognized for stock option grants. All options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation. The following table also provides the amount of stock-based compensation cost included in net earnings as reported.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands of dollars, except for per share amounts)

Net earnings, as reported	$62,559	$52,404
Deduct: Total stock-based employee compensation
expense determined under the fair value based
method for all awards, net of related tax	(4,857)	(4,517)
Add: Stock-based employee compensation cost, net
of related tax, included in net earnings, as
reported	1,717	1,075

Net earnings, pro forma	$59,419	$48,962

Earnings per share:
Basic—as reported	$0.69	$0.58
Basic—pro forma	$0.66	$0.54
Diluted—as reported	$0.69	$0.57
Diluted—pro forma	$0.65	$0.53

VENDOR CONSIDERATION

The Emerging Issues Task Force (EITF) issued “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” (Issue 02-16) in November 2002 with transition provisions subsequently issued in January 2003. The January 2003 transition rules stated that Issue 02-16 would apply to all agreements entered into or significantly modified after December 31, 2002. The Company’s accounting treatment for vendor provided funds was consistent with Issue 02-16, with the exception of vendor funded advertising allowances. The Company had previously accounted for these allowances as an offset to operating (advertising) expenses. Under Issue 02-16, this method is allowable if the allowances are for specific, identifiable and incremental costs incurred by the Company in marketing its vendors’ products. The Company provides numerous advertising programs to promote its vendors’ products, including catalogs and other printed media, Internet and other marketing programs. Most of these programs relate to multiple vendors, which makes supporting the specific, identifiable and incremental criteria difficult, and would require numerous assumptions and judgments. Based on the inexact nature of trying to track reimbursements to the exact advertising expenditure for each vendor, the Company treats most vendor advertising allowances as a reduction of cost of merchandise sold rather than a reduction of operating (advertising) expenses. This change does not have any effect on net earnings.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For 2004, as new vendor contracts become effective, most vendor allowances will be classified in cost of merchandise sold rather than in operating (advertising) expenses. The Company has made reclassifications to the prior period to maintain comparability. As a result, cost of merchandise sold was reduced and operating (advertising) expenses were increased by $16.3 million in the first quarter of 2003.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB initially issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 was revised in December 2003, when the FASB issued FASB Interpretation No. 46 (revised December 2003) (FIN 46R), “Consolidation of Variable Interest Entities.” FIN 46R is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” that replaces FIN 46 and revises the requirements for consolidation by business enterprises of variable interest entities with specific characteristics. The new consolidation requirements related to variable interest entities are required to be adopted no later than the first reporting period that ends after March 15, 2004 (as of March 31, 2004, for the Company). The Company adopted the provisions of FIN 46R as of January 1, 2004, and adoption did not have an effect on its results of operations or financial position.

3.     SPECIAL CHARGES

In 2001, the Company shut down the operations of Material Logic, with the exception of FindMRO, and wrote down its investment in other digital activities. In connection with this shut down, the Company took a pretax charge against operating earnings of $39.1 million (after-tax $23.2 million) in 2001. The Company provided a comprehensive separation package, including outplacement services, to 166 employees whose jobs were eliminated. Severance payments began in July 2001 and will continue until June 2004, when the last severance package expires. Other shut down costs include lease obligations which, if not settled earlier, will continue through June 2004.

The following table shows the activity and balance of the Material Logic restructuring reserve for the first quarter 2004:

	Balance Dec. 31, 2003	Deductions	Balance Mar. 31, 2004
	(In thousands of dollars)

Restructuring Reserve (operating expenses)
Workforce reductions	$422	$(163)	$259
Other shutdown costs	206	(75)	131

	$628	$(238)	$390

Deductions reflect cash payments.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.     DIVIDEND

On April 28, 2004, the Board of Directors declared a quarterly dividend of 20 cents per share, payable June 1, 2004 to shareholders of record on May 10, 2004. This represents an 8.1% increase from the prior quarterly rate of 18½ cents per share.

5.     GUARANTEES

The Company has an outstanding guarantee related to an industrial development revenue bond assumed by the buyer of one of the Company’s formerly owned facilities. The maximum exposure under this guarantee is $8.5 million. The Company has not recorded any liability relating to this guarantee and believes it is unlikely that material payments will be required.

WARRANTY RESERVES

The Company generally warrants the products it sells against defects for one year. For a significant portion of warranty claims, the manufacturer is responsible for the expenses associated with this warranty program. For those warranty expenses not covered by the manufacturer, the Company provides a reserve for future costs based on historical experience. The reserve activity was as follows:

	Three Months Ended March 31,
	2004	2003
	(In thousands of dollars)

Beginning balance	$2,863	$3,000
Returns	(2,760)	(2,239)
Provision	2,709	2,203

Ending balance	$2,812	$2,964

6.     EMPLOYEE BENEFITS

The Company has a postretirement healthcare benefits plan that provides coverage for a majority of its retired employees and their dependents should they elect to maintain such coverage. Covered employees become eligible for participation when they qualify for retirement while working for the Company. Participation in the plan is voluntary and requires participants to make contributions toward the cost of the plan, as determined by the Company. The Company uses a December 31 measurement date for its postretirement healthcare benefits plan.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The net periodic benefits costs charged to operating expenses included the following components:

	Three Months Ended March 31,
	2004	2003
	(In thousands of dollars)

Service cost	$1,893	$1,616
Interest cost	1,628	1,415
Expected return on assets	(516)	(270)
Amortization of transition asset	(36)	(36)
Amortization of prior service cost	(215)	(160)
Amortization of unrecognized losses	634	500

Net periodic benefits costs	$3,388	$3,065

The Company has established a group benefit trust to fund the plan and process benefit payments. During the quarter, the Company contributed $2.9 million to the trust. The funding of the trust is an estimated amount, which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended. There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC.

7.     SEGMENT INFORMATION

	Three Months Ended March 31, 2004
	Branch-based Distribution	Lab Safety	Integrated Supply	Total
	(In thousands of dollars)

Total net sales	$1,088,172	$85,779	$58,913	$1,232,864
Intersegment net sales	(4,639)	(426)	--	(5,065)

Net sales to external customers	$1,083,533	$85,353	$58,913	$1,227,799

Segment operating earnings	$106,093	$11,814	$1,053	$118,960

	Three Months Ended March 31, 2003
	Branch-based Distribution	Lab Safety	Integrated Supply	Total
	(In thousands of dollars)

Total net sales	$1,014,872	$71,489	$57,272	$1,143,633
Intersegment net sales	(3,929)	(435)	--	(4,364)

Net sales to external customers	$1,010,943	$71,054	$57,272	$1,139,269

Segment operating earnings	$91,025	$10,853	$1,134	$103,012

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Segment assets:	Branch-based Distribution	Lab Safety	Integrated Supply	Total
	(In thousands of dollars)

At March 31, 2004	$1,874,422	$146,504	$38,184	$2,059,110

At December 31, 2003	$1,851,640	$142,466	$40,094	$2,034,200

Following is a reconciliation of segment information with the consolidated totals per the financial statements:

	Three Months Ended March 31,
	2004	2003
	(In thousands of dollars)

Total operating earnings for reportable segments	$118,960	$103,012
Unallocated expenses	(18,211)	(11,605)
Elimination of intersegment profits	(1)	--

Total consolidated operating earnings	$100,748	$91,407

	March 31, 2004	December 31, 2003
	(In thousands of dollars)
Assets
Total assets for reportable segments	$2,059,110	$2,034,200
Unallocated assets	626,468	590,478

Total consolidated assets	$2,685,578	$2,624,678

Unallocated expenses and unallocated assets primarily relate to the Company’s support services, which are not part of any business segment. Unallocated expenses include payroll and benefits, depreciation and other costs associated with headquarters-related support services. Unallocated assets include non-operating cash and cash equivalents, and certain prepaid expenses and property, buildings and equipment–net. Unallocated expenses increased $6.6 million in the first quarter of 2004 primarily due to the recognition of $5.9 million in severance and benefits related to organizational changes.

Item 2.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview
General
Grainger is the leading broad-line supplier of facilities maintenance products in North America. Grainger reports its operating results in three segments: Branch-based Distribution, Lab Safety and Integrated Supply. Grainger distributes a wide range of products used by businesses and institutions to keep their facilities and equipment up and running. Grainger uses a multichannel business model to provide customers with a range of options for finding and purchasing products through a network of branches, field sales forces, direct marketing including catalogs and a variety of electronic and Internet channels. Grainger serves customers through a network of 573 branches, 17 distribution centers and multiple Web sites.

Business Environment
Several economic factors and industry trends shape Grainger’s business. In the first quarter of 2004, economic indicators showed improvement with industrial production growth and increases in employment. Expectations are for continued expansion in the manufacturing sector. Grainger’s sales to manufacturers tend to correlate more with employment levels than with manufacturing output, so job creation, in addition to manufacturing production, is an indicator of potential sales growth.

Additionally, Grainger continues to focus on government and commercial customers, including healthcare institutions. Sales to both government and national accounts increased in the first quarter of 2004 when compared with the first quarter of 2003. Grainger’s market expansion program is expected to reach more customer groups by increasing the size and number of branches, expanding local availability of products and adding local sales professionals in high potential markets.

For the full year 2004, Grainger now anticipates capital expenditures of no more than $200 million, in part because a higher number of branches in the market expansion program may be leased rather than purchased. In the first quarter of 2004, approximately $10 million of capital expenditures related to its branch network and information technology initiatives were incurred. Expenditures for these initiatives are expected to increase significantly in subsequent quarters.

Matters Affecting Comparability
Grainger’s operating results for the first quarter of 2004 include the operating results of Gempler’s. Gempler’s was acquired and included in the Lab Safety segment from the acquisition date of April 14, 2003.

The first quarter of 2004 had one additional selling day than the prior year with 64 sales days in 2004 compared with 63 sales days in 2003.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings.

	Three Months Ended March 31,
	Items in Condensed Consolidated Statements of Earnings as a Percent of Net Sales
	2004	2003	Percent Increase/ (Decrease)
Net sales	100.0%	100.0%	7.8%
Cost of merchandise sold	63.6	64.0	7.0
Operating expenses	28.2	28.0	8.8
Operating earnings	8.2	8.0	10.2
Other income (expense)	--	(0.3)	110.9
Income taxes	3.1	3.1	8.2
Net earnings	5.1	4.6	19.4

Grainger’s net sales of $1,227.8 million in the first quarter of 2004 increased 7.8% compared with sales of $1,139.3 million for the comparable 2003 quarter, resulting from a strengthening in the economy, as well as from one additional sales day. On a daily basis, sales grew 6.1% over the 2003 quarter. Net sales increased across all three segments of the business.

Gross profit margin in the quarter improved to 36.4% from 36.0% principally due to improved product costs, the positive effect of favorable product mix and selected price increases, partially offset by an unfavorable change in selling price category mix. Operating earnings for the first three months of 2004 totaled $100.7 million, an increase of 10.2% over the first three months of 2003. Increases were realized in the Branch-based Distribution and Lab Safety segments, partially offset by lower operating earnings in the Integrated Supply segment and the recognition of $5.9 million in severance and benefits related to organizational changes.

Net earnings for the first quarter of 2004 increased by 19.4% to $62.6 million from $52.4 million in 2003. Diluted earnings per share of $0.69 in the first quarter 2004 was 21.1% higher than $0.57 for the first quarter of 2003. The growth in the quarter resulted from a strengthening in the economy, as well as a reduced tax rate for the Company.

Segment Analysis
The following comments at the segment level refer to external and intersegment net sales. Comments at the business unit level include external and inter- and intrasegment net sales. See Note 7 to the Condensed Consolidated Financial Statements.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Branch-based Distribution
Net sales in the Branch-based Distribution segment of $1,088.2 million increased by 7.2% in the first quarter of 2004 compared to net sales of $1,014.9 million in the first quarter of 2003. Sales in the United States were up 6.3% due to the strengthening of the economy and an additional sales day. Increases were also realized in government and national accounts, up 9% and 7%, respectively, in the first quarter. All other customer accounts combined were up 5%.

Sales processed through the grainger.com Web site were $143.4 million for the first quarter of 2004, an increase of 24.7% over first quarter of 2003 sales of $115.0 million.

Net sales in Canada in the first three months of 2004 were 15.0% higher than the comparable three months of 2003 due to a favorable exchange rate. On a daily basis, sales were up 13.2%, however, in local currency, this business experienced a 1.0% decline. Sales in Mexico increased 13.1% in the first quarter of 2004, 11.4% on a daily basis, driven by increased Internet sales, telesales and the effect of two branch expansions that occurred late in the first quarter of 2003.

The gross profit margin increased 0.5 percentage points in the 2004 first quarter over the comparable quarter of 2003. Improved product costs, the positive effect of product mix and selected price increases, partially offset by an unfavorable change in selling price category mix, contributed to the increased gross profit margin in the quarter.

Operating expenses were up 6.2% in the quarter, however, this rate of increase was lower than the rate of sales growth. Lower spending on advertising and data processing was partially offset by higher payroll and benefits, which increased at a faster rate than sales due to higher accruals for profit sharing and bonuses, as well as to increases for contract services due to the acceleration of the SAP installation.

Operating earnings of $106.1 million for the first quarter of 2004 increased 16.6% compared with $91.0 million for the comparable quarter of 2003. The earnings improvement resulted from higher sales and improved gross margin, combined with overall operating expenses that grew at a lower rate than sales.

Lab Safety
Net sales for Lab Safety were $85.8 million for the first quarter of 2004, an increase of $14.3 million, or 20.0%, when compared with $71.5 million for the same period in 2003. The sales growth was primarily attributable to incremental sales from Gempler’s, acquired on April 14, 2003. Daily sales for the quarter were up 18.1% over 2003, excluding the acquisition, daily sales were up 0.7%.

Sales of Gempler’s products, which include the effects of a customer loyalty program that concluded this quarter, generally have lower gross margins than the rest of Lab Safety’s products. This contributed to lower Lab Safety gross profit margins in the first quarter of 2004 compared with the first quarter of 2003.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating expenses at Lab Safety were $3.8 million higher in the quarter due to incremental costs associated with the addition of Gempler’s and increased investment in catalog media to continue strengthening its customer file.

Operating earnings of $11.8 million in the first quarter of 2004, up 8.9% over 2003, grew at a lower rate than sales reflecting the lower gross profit margins associated with Gempler’s.

Integrated Supply
Integrated Supply net sales of $58.9 million for the first three months of 2004 were up 2.9% when compared with the same period of 2003. Daily sales were up 1.3% over the prior period. Incremental sales at eight customer locations added since the first quarter of 2003 were partially offset by two site disengagements and lower volumes from existing customers. Sales included both product sales, which are passed through to the customer at cost, and management fees.

Gross profit declined in the quarter due to lower management fees. Operating expenses increased 4.0% in the first quarter of 2004 versus the comparable quarter of 2003 due to higher payroll and benefit expenses, driven primarily by severance resulting from the site disengagements.

Operating earnings of $1.1 million for Integrated Supply declined 7.1% in the quarter, the result of lower management fees combined with increased operating expenses for severance.

Other Income and Expense
Other income and expense was $0.4 million of income in the first quarter of 2004 compared with $3.4 million of expense in the first quarter of 2003. The following table summarizes the components of other income and expense:

	Three Months Ended March 31,
	2004	2003
Other income and (expense)
Interest (expense), net of interest income	$(181)	$(662)
Equity in losses of unconsolidated entities, net	(345)	(1,055)
Gain on sale of unconsolidated entity	750	--
Unclassified — net:
(Losses) gains on sales of fixed assets, net	(48)	137
Write-down of investments	--	(1,614)
Other	189	(169)

Net other income and (expense)	$365	$(3,363)

The first quarter of 2003 included $1.6 million in expense for the write-down of investment securities. The remaining improvement in 2004 over the comparable quarter was primarily attributable to the gain on sale of an unconsolidated entity, lower equity losses of unconsolidated entities and higher interest income.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Income Taxes
Grainger’s effective tax rate was 38.1% for the first quarter of 2004 and 40.5% for the comparable period of 2003. Excluding the effect of equity losses in unconsolidated entities, which are recorded net of tax, the effective income tax rate was 38.0% and 40.0% for the first quarter of 2004 and 2003, respectively. The change in the effective tax rate was primarily driven by a lower tax rate in Canada and the realization of tax loss carryforwards related to operations in Mexico and to capital losses.

Financial Condition
For the three months ended March 31, 2004, working capital of $964.7 million increased by $37.9 million when compared to the $926.8 million at December 31, 2003. The ratio of current assets to current liabilities was 2.3 at March 31, 2004, unchanged from year-end December 31, 2003.

Net cash flows provided by operating activities of $92.8 million and $49.7 million in the first quarter of 2004 and 2003, respectively, continued to serve as the primary source of funding operations including growth initiatives, capital expenditures and payment of cash dividends. Net cash provided by operations in the first quarter of 2004 increased $43.1 million over the comparable period of 2003. Net earnings of $62.6 million, up $10.2 million over the first quarter of 2003, and continued improvement in working capital management were the primary drivers of the increase in cash flow from operations in the first quarter of 2004 versus the first quarter of 2003. Changes in operating assets and liabilities resulted in a net use of cash of $4.2 million for the 2004 quarter. Trade accounts payable increased due to higher inventory purchases in March. Accounts receivable increased due to higher sales, partially offset by lower days sales outstanding and process improvements. Other current liabilities declined primarily due to the annual profit sharing contribution.

Net cash used in investing activities was $10.3 million in the first quarter of 2004 and $25.1 million in the first quarter of 2003. For the first three months of 2004, $13.2 million was expended for property, buildings and equipment, and $1.4 million was expended for capitalized software, for a total of $14.6 million. In the first three months of 2003, $21.7 million was expended for property, buildings, equipment and capitalized software. Grainger also made $3.6 million of investments in unconsolidated entities in 2003.

Net cash used in financing activities was $50.1 million in the first quarter of 2004 and $15.7 million in the first quarter of 2003. Grainger’s purchases of treasury stock were $36.1 million higher in the 2004 quarter as Grainger repurchased 785,300 shares compared with 12,000 shares in 2003. As of March 31, 2004, approximately 8.3 million shares of common stock remained available under Grainger’s repurchase authorization. Dividends paid to shareholders were $16.9 million and $16.5 million for the first quarter of 2004 and 2003, respectively.

Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit. Total debt as a percent of total capitalization was 7.4% and 7.5% at March 31, 2004 and December 31, 2003, respectively.

W.W. Grainger, Inc. and Subsidiaries
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

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and when different estimates than those management reasonably could have made have a material impact on the presentation of Grainger’s financial condition, changes in financial condition or results of operations. For a description of Grainger’s critical accounting policies see the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Forward-Looking Statements
This document may contain forward-looking statements under the federal securities laws. The forward-looking statements relate to Grainger’s expected future financial results and business plans, strategies and objectives and are not historical facts. They are often identified by qualifiers such as “will,” “continue,” “believes,” “intends,” “expectations,” “expected,” “anticipate” or similar expressions. There are risks and uncertainties the outcome of which could cause Grainger’s results to differ materially from what is projected.

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

W.W. Grainger, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For a description of additional market risks of Grainger, see “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 4.	Controls and Procedures

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

W.W. Grainger, Inc. and Subsidiaries

PART II — OTHER INFORMATION

Items 1, 3 and 5 not applicable.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (A)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Jan. 1 — Jan. 31	--	$--	--	9,081,700 shares
Feb. 1 — Feb. 29	141,700	$47.7480	141,700	8,940,000 shares
Mar. 1 — Mar. 31	643,600	$46.3787	643,600	8,296,400 shares

Total	785,300	$46.6257	785,300	8,296,400 shares

(A)	Average price paid per share includes any commissions paid. Activity is reported on a settlement date basis.

All purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors. As reported in Grainger’s Form 10-Q for the quarter ended September 30, 2002, which was filed on November 11, 2002, authority under the program was restored to 10 million shares on October 30, 2002. The program has no specified expiration date. No share repurchase plan or program expired or was terminated during the period covered by this report.

W.W. Grainger, Inc. and Subsidiaries

Item 4.	Submission of Matters to a Vote of Security Holders.

An annual meeting of shareholders of Grainger was held on April 28, 2004. At that meeting:

Management’s nominees were elected directors for the ensuing year. Of the 78,915,301 shares present in person or represented by proxy at the meeting, the number of shares voted for, and the number of shares as to which authority to vote in the election was withheld, were as follows with respect to each of the nominees:

Name	Shares Voted for Election	Shares as to Which Voting Authority Withheld
B. P. Anderson W. H. Gantz D. W. Grainger R. L. Keyser F. A. Krehbiel J. W. McCarter, Jr. N. S. Novich J. D. Slavik H. B. Smith J. S. Webb	77,527,475 77,359,804 77,941,289 77,791,984 77,165,478 77,888,974 78,153,951 76,356,753 78,028,901 77,587,585	1,387,826 1,555,497 974,012 1,123,317 1,749,823 1,026,327 761,350 2,558,548 886,400 1,327,716

A proposal to ratify the appointment of Grant Thornton LLP as independent auditors of Grainger for the year ending December 31, 2004 was approved. Of the 78,915,301 shares present or represented by proxy at the meeting, 77,399,063 shares were voted for the proposal, 1,057,539 shares were voted against the proposal and 458,699 shares abstained from voting with respect to the proposal.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

(3)	(ii)	By-Laws, as amended.

(10)	(a)	1990 Long Term Stock Incentive Plan, as amended.

(b)	2001 Long Term Stock Incentive Plan, as amended.

(c)	Separation Agreement and General Release dated March 31, 2004, by and among Grainger, John W. Slayton, Jr. (who previously served as Senior Vice President, Supply Chain Management of Grainger) and Elizabeth Slayton.

(d)	Separation Agreement and General Release dated May 5, 2004, by and among, Grainger, Wesley M. Clark (who previously served as President and Chief Operating Officer of Grainger) and Deborah Clark.

W.W. Grainger, Inc. and Subsidiaries

(11)	Computations of Earnings per Share.

(31)	Rule 13a — 14(a)/15d — 14(a) Certifications

(a)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

(a)	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Grainger filed a report on Form 8-K, dated April 6, 2004, reporting under Item 5 thereof the issuance of a press release announcing a new operational structure and the plans of Wesley M. Clark, President and Chief Operating Officer, to leave Grainger. The report further announced that Mr. Clark is resigning as a director and will not stand for reelection as a director at Grainger’s 2004 annual meeting of shareholders.

Grainger filed a report on Form 8-K, dated April 16, 2004, reporting under Item 12 thereof information included as exhibits to the report, consisting of a press release announcing financial results for the quarter ended March 31, 2004, and supplemental financial information for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. Grainger, Inc. (Registrant)
Date: May 6, 2004	By:	/s/ P. O. Loux P. O. Loux, Senior Vice President, Finance and Chief Financial Officer
Date: May 6, 2004	By:	/s/ J. E. Andringa J. E. Andringa, Vice President and Controller