Form 10-Q
period 2004-06-30
GRAINGER W W INC
filed 2004-08-06
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Yes ___X____ No _______

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 91,013,839 shares of the Company’s Common Stock were outstanding as of June 30, 2004.

	TABLE OF CONTENTS	Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the Three Months and Six Months Ended June 30, 2004 and June 30, 2003	3

	Condensed Consolidated Statements of Comprehensive Earnings for the Three Months and Six Months Ended June 30, 2004 and June 30, 2003	4

	Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	5 - 6

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and June 30, 2003	7 - 8

	Notes to Condensed Consolidated Financial Statements	9 - 15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 - 25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II	OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	27

Item 6.	Exhibits and Reports on Form 8-K	27 - 28

Signatures		29

EXHIBITS

Exhibit 11	Computations of Earnings Per Share

Exhibits 31 & 32	Certifications

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for per share amounts)
(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$1,255,974	$1,172,661	$2,483,773	$2,311,930
Cost of merchandise sold	796,147	754,528	1,576,481	1,483,688

Gross profit	459,827	418,133	907,292	828,242
Warehousing, marketing and
administrative expenses	352,936	325,353	699,653	644,055

Operating earnings	106,891	92,780	207,639	184,187
Other income and (expense)
Interest income	1,292	729	2,524	1,502
Interest expense	(1,240)	(1,574)	(2,653)	(3,009)
Equity in income (loss) of
unconsolidated entities — net	143	(769)	(202)	(1,824)
Gain on sale of unconsolidated
entity	--	--	750	--
Unclassified — net	277	2,668	418	1,022

Net other income and
(expense)	472	1,054	837	(2,309)

Earnings before income taxes	107,363	93,834	208,476	181,878
Income taxes	40,744	37,841	79,298	73,481

Net earnings	$66,619	$55,993	$129,178	$108,397

Earnings per share:
Basic	$0.74	$0.61	$1.43	$1.19

Diluted	$0.72	$0.60	$1.41	$1.17

Weighted average number of
shares outstanding:
Basic	90,236,332	90,834,004	90,227,811	90,849,675

Diluted	91,723,607	92,369,529	91,498,520	92,477,141

Cash dividends paid per share	$0.200	$0.185	$0.385	$0.365

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings	$66,619	$55,993	$129,178	$108,397
Other comprehensive (losses)
earnings:
Foreign currency translation
adjustments, net of tax
(expense) benefit related to
designated hedge of
$(918), $4,348, $(1,531)
and $7,466, respectively	(4,205)	14,629	(6,651)	26,978
Gains (losses) on investment
securities:
Unrealized holding gains
(losses), net of tax
(expense) benefit of
$0, $(340), $0 and
$455, respectively	--	532	--	(711)
Reclassifications for net
(gains) losses included in
earnings, net of tax
expense (benefit) of $0,
$2, $0 and $(627),
respectively	--	(3)	--	982

	(4,205)	15,158	(6,651)	27,249

Comprehensive earnings	$62,414	$71,151	$122,527	$135,646

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for per share amounts)

ASSETS	(Unaudited) June 30, 2004	Dec. 31, 2003
CURRENT ASSETS
Cash and cash equivalents	$486,131	$402,824
Accounts receivable (less allowances for doubtful
accounts of $24,984 and $24,736, respectively)	484,547	431,896
Inventories	654,696	661,247
Prepaid expenses and other assets	50,123	37,947
Deferred income taxes	104,848	99,499

Total current assets	1,780,345	1,633,413
PROPERTY, BUILDINGS AND EQUIPMENT	1,566,696	1,545,150
Less accumulated depreciation and amortization	849,538	813,158

Property, buildings and equipment — net	717,158	731,992
DEFERRED INCOME TAXES	18,325	20,296
INVESTMENTS IN UNCONSOLIDATED ENTITIES	22,066	22,822
GOODWILL — NET	153,214	156,268
OTHER ASSETS AND INTANGIBLES — NET	61,909	59,887

TOTAL ASSETS	$2,753,017	$2,624,678

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except for per share amounts)

LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited) June 30, 2004	Dec. 31, 2003
CURRENT LIABILITIES
Current maturities of long-term debt	$140,190	$144,135
Trade accounts payable	314,783	257,806
Accrued expenses	252,328	261,009
Income taxes	29,587	43,690

Total current liabilities	736,888	706,640
LONG-TERM DEBT (less current maturities)	4,895	4,895
ACCRUED EMPLOYMENT-RELATED BENEFITS COSTS	74,670	68,008
SHAREHOLDERS’ EQUITY
Cumulative Preferred Stock — $5 par value —
12,000,000 shares authorized;
none issued nor outstanding	--	--
Common Stock — $0.50 par value —
300,000,000 shares authorized;
issued 109,887,881 and 109,377,216 shares,
respectively	54,944	54,689
Additional contributed capital	429,453	394,409
Retained earnings	2,336,902	2,242,762
Unearned restricted stock compensation	(16,672)	(11,471)
Accumulated other comprehensive (losses) earnings	(4,057)	2,594
Treasury stock, at cost —
18,874,042 and 18,356,227 shares, respectively	(864,006)	(837,848)

Total shareholders’ equity	1,936,564	1,845,135

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,753,017	$2,624,678

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$129,178	$108,397
Provision for losses on accounts receivable	4,010	3,908
Deferred income taxes	(4,903)	(2,629)
Depreciation and amortization:
Property, buildings and equipment	43,956	39,182
Other intangibles	976	649
Capitalized software	5,764	9,642
Tax benefit of stock incentive plans	5,547	962
Net gains on sales of property, buildings and equipment	(429)	(2,948)
Gain on sale of unconsolidated entity	(750)	--
Write-downs of investments	--	1,614
Losses on unconsolidated entities	202	1,824
Change in operating assets and liabilities — net of business acquisition:
(Increase) in accounts receivable	(58,168)	(36,720)
(Increase) decrease in inventories	3,443	(7,921)
(Increase) in prepaid expenses	(14,386)	(12,787)
Increase in trade accounts payable	57,891	19,281
(Decrease) in other current liabilities	(8,423)	(30,914)
(Decrease) in current income taxes payable	(14,027)	(5,606)
Increase in accrued employment-related benefit costs	6,662	7,183
Other — net	3,554	1,580

Net cash provided by operating activities	$160,097	$94,697

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and
equipment — net of dispositions	$(29,653)	$(26,048)
Additions to capitalized software	(6,578)	(3,773)
Proceeds from sales of investment securities	--	675
Net cash paid for business acquisition	--	(36,725)
Investments in unconsolidated entities	--	(3,564)
Other — net	1,304	319

Net cash used in investing activities	$(34,927)	$(69,116)

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands of dollars)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term debt	$--	$(1,832)
Long-term debt issuance	--	329
Long-term debt payments	(24)	(1,185)
Stock options exercised	43,394	6,008
Purchase of treasury stock — net	(48,948)	(21,071)
Cash dividends paid	(35,038)	(33,469)

Net cash used in financing activities	$(40,616)	$(51,220)

Exchange rate effect on cash and cash equivalents	(1,247)	3,809

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	83,307	(21,830)
Cash and cash equivalents at beginning of year	402,824	208,528

Cash and cash equivalents at end of period	$486,131	$186,698

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STOCK INCENTIVE PLANS

The Company maintains various stock incentive plans and accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

In 2004, the Company began using restricted stock units (RSUs) as part of its annual long-term incentive program for top management. Awards of RSUs are provided for and were issued under the W.W. Grainger, Inc. 1990 Long Term Stock Incentive Plan, as amended and are subject to certain vesting requirements. There were 200,600 RSUs awarded in the second quarter of 2004 with an average fair market value of $52.92 per share. Compensation expense related to RSUs is based upon closing market prices on the last trading day preceding the dates of the awards and is charged to earnings over the vesting period. Upon vesting, RSUs will be settled by the issuance of stock certificates evidencing the conversion of the RSUs into shares of the Company’s common stock. Holders of RSUs are entitled to receive cash payments equivalent to cash dividends and other distributions paid with respect to common stock.

The Company recognizes compensation cost for restricted shares and restricted stock units granted to employees. No compensation cost is recognized for stock option grants. All options granted under the Company’s plans have an exercise price equal to the closing market price of the underlying common stock on the last trading day preceding the date of grant.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation. The following table also provides the amount of stock-based compensation cost included in net earnings, as reported.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands of dollars, except for per share amounts)

Net earnings, as reported	$66,619	$55,993	$129,178	$108,397
Deduct:
Total stock-based employee
compensation expense
determined under the fair
value based method for all
awards, net of related tax	(7,553)	(3,516)	(12,410)	(8,033)
Add:
Stock-based employee
compensation expense
(income), net of related tax,
included in net earnings, as
reported	3,644	(108)	5,361	967

Net earnings, pro forma	$62,710	$52,369	$122,129	$101,331

Earnings per share:
Basic—as reported	$0.74	$0.61	$1.43	$1.19
Basic—pro forma	$0.69	$0.58	$1.35	$1.12
Diluted—as reported	$0.72	$0.60	$1.41	$1.17
Diluted—pro forma	$0.68	$0.57	$1.33	$1.10

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

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For 2004, as new vendor contracts become effective, most vendor allowances will be classified in cost of merchandise sold rather than in operating (advertising) expenses. The Company has made reclassifications to the prior periods to maintain comparability. As a result, cost of merchandise sold was reduced and operating (advertising) expenses were increased by $14.1 million and $30.3 million in the three and six months ended June 30, 2003, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB initially issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 was revised in December 2003, when the FASB issued FASB Interpretation No. 46 (revised December 2003) (FIN 46R), “Consolidation of Variable Interest Entities.” FIN 46R is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” that replaces FIN 46 and revises the requirements for consolidation by business enterprises of variable interest entities with specific characteristics. The new consolidation requirements related to variable interest entities are required to be adopted no later than the first reporting period that ends after March 15, 2004 (as of March 31, 2004 for the Company). The Company adopted the provisions of FIN 46R as of January 1, 2004, and adoption did not have an effect on its results of operations or financial position.

In May 2004, the FASB issued FASB Staff Position No. 106-2 (FSP FAS 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP FAS 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement healthcare plans that provide prescription drug benefits and requires those employers to provide certain disclosures regarding the effect of the subsidy provided by the Act. FSP FAS 106-2 supersedes FSP FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The new accounting and disclosure requirements related to the Act are required to be adopted for the first interim or annual period beginning after June 15, 2004 (the third quarter ending September 30, 2004, for the Company) under FSP FAS 106-2. The Company has not yet determined whether adoption of this FASB staff position will have a material effect on its results of operations or financial position.

3.  SPECIAL CHARGES

In 2001, the Company shut down the operations of Material Logic, with the exception of FindMRO, and wrote down its investment in other digital activities. In connection with this shut down, the Company took a pretax charge against operating earnings of $39.1 million (after-tax $23.2 million) in 2001. The Company provided a comprehensive separation package, including outplacement services, to 166 employees whose jobs were eliminated. Severance payments began in the second quarter of 2001 and ended in the second quarter of 2004, when the last severance package expired. Other shutdown costs included lease obligations, which were also settled in the second quarter of 2004.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table shows the activity and balance of the Material Logic restructuring reserve from December 31, 2003 through June 30, 2004. Deductions reflect cash payments.

	Balance Dec. 31, 2003	Deductions	Adjustments	Balance June 30, 2004
	(In thousands of dollars)
Restructuring Reserve (operating expenses)
Workforce reductions	$422	$(325)	$(97)	$--
Other shutdown costs	206	(77)	(129)	--

	$628	$(402)	$(226)	$--

4.  DIVIDEND

On July 28, 2004, the Board of Directors declared a quarterly dividend of 20 cents per share, payable September 1, 2004 to shareholders of record on August 9, 2004.

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

WARRANTY RESERVES

The Company generally warrants the products it sells against defects for one year. For a significant portion of warranty claims, the manufacturer is responsible for the expenses associated with this warranty program. For those warranty expenses not covered by the manufacturer, the Company provides a reserve for future costs based on historical experience. The reserve activity was as follows:

	Six Months Ended June 30,
	2004	2003
	(In thousands of dollars)

Beginning balance	$2,863	$3,000
Returns	(5,708)	(4,714)
Provision	5,610	4,360

Ending balance	$2,765	$2,646

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

The net periodic benefits costs charged to operating expenses included the following components:

	Three Months Ended June 30,	Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands of dollars)

Service cost	$1,892	$1,615	$3,785	$3,231
Interest cost	1,629	1,416	3,257	2,831
Expected return on assets	(516)	(270)	(1,032)	(540)
Amortization of transition asset	(36)	(36)	(72)	(72)
Amortization of prior service cost	(214)	(161)	(429)	(321)
Amortization of unrecognized
losses	633	501	1,267	1,001

Net periodic benefits costs	$3,388	$3,065	$6,776	$6,130

The Company has established a group benefit trust to fund the plan and process benefit payments. During the three and six months ended June 30, 2004, the Company contributed $0.7 million and $1.2 million, respectively, to the trust. The funding of the trust is an estimated amount, which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended. There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.  SEGMENT INFORMATION

	Three Months Ended June 30, 2004
	Branch-based Distribution	Lab Safety	Integrated Supply	Total
	(In thousands of dollars)

Total net sales	$1,121,036	$85,987	$53,054	$1,260,077
Intersegment net sales	(3,583)	(520)	--	(4,103)

Net sales to external customers	$1,117,453	$85,467	$53,054	$1,255,974

Segment operating earnings	$111,615	$12,130	$1,477	$125,222

	Three Months Ended June 30, 2003
	Branch-based Distribution	Lab Safety	Integrated Supply	Total
	(In thousands of dollars)

Total net sales	$1,044,732	$79,387	$52,829	$1,176,948
Intersegment net sales	(3,900)	(387)	--	(4,287)

Net sales to external customers	$1,040,832	$79,000	$52,829	$1,172,661

Segment operating earnings	$92,163	$11,216	$786	$104,165

	Six Months Ended June 30, 2004
	Branch-based Distribution	Lab Safety	Integrated Supply	Total
	(In thousands of dollars)

Total net sales	$2,209,208	$171,766	$111,967	$2,492,941
Intersegment net sales	(8,222)	(946)	--	(9,168)

Net sales to external customers	$2,200,986	$170,820	$111,967	$2,483,773

Segment operating earnings	$217,708	$23,944	$2,530	$244,182

	Six Months Ended June 30, 2003
	Branch-based Distribution	Lab Safety	Integrated Supply	Total
	(In thousands of dollars)

Total net sales	$2,059,604	$150,876	$110,101	$2,320,581
Intersegment net sales	(7,829)	(822)	--	(8,651)

Net sales to external customers	$2,051,775	$150,054	$110,101	$2,311,930

Segment operating earnings	$183,188	$22,069	$1,920	$207,177

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Branch-based Distribution	Lab Safety	Integrated Supply	Total
Segment assets:	(In thousands of dollars)

At June 30, 2004	$1,902,244	$143,150	$32,633	$2,078,027

At December 31, 2003	$1,851,640	$142,466	$40,094	$2,034,200

Following is a reconciliation of segment information with the consolidated totals per the financial statements:

	Three Months Ended June 30,	Six Months Ended June 30,
	2004	2003	2004	2003
Operating Earnings:	(In thousands of dollars)

Total operating earnings for
reportable segments	$125,222	$104,165	$244,182	$207,177
Unallocated expenses	(18,332)	(11,392)	(36,543)	(22,997)
Elimination of intersegment losses	1	7	--	7

Total consolidated operating
earnings	$106,891	$92,780	$207,639	$184,187

	June 30, 2004	December 31, 2003
Assets:	(In thousands of dollars)

Total assets for reportable segments	$2,078,027	$2,034,200
Unallocated assets	674,990	590,478

Total consolidated assets	$2,753,017	$2,624,678

Unallocated expenses and unallocated assets primarily relate to the Company’s support services, which are not part of any business segment. Unallocated expenses include payroll and benefits, depreciation and other costs associated with headquarters-related support services. Unallocated assets include non-operating cash and cash equivalents, and certain prepaid expenses and property, buildings and equipment–net. Unallocated expenses increased $6.9 million and $13.5 million, respectively, for the three and six months ended June 30, 2004. The increase in the quarter was primarily due to increases in payroll and benefits at headquarters driven by stock-based compensation, and bonus and profit sharing accruals. The full year increase also included the recognition of $5.9 million in severance and benefits related to organizational changes made in the first quarter of 2004.

Item 2.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview
General
Grainger is the leading broad-line supplier of facilities maintenance products in North America. Grainger reports its operating results in three segments: Branch-based Distribution, Lab Safety and Integrated Supply. Grainger distributes a wide range of products used by businesses and institutions to keep their facilities and equipment up and running. Grainger uses a multichannel business model to provide customers with a range of options for finding and purchasing products through a network of branches, field sales forces, direct marketing including catalogs and a variety of electronic and Internet channels. Grainger serves customers through a network of 571 branches, 17 distribution centers and multiple Web sites.

Business Environment
Several economic factors and industry trends shape Grainger’s business. Economic indicators such as industrial production and employment levels showed improvement in the first half of 2004 and the manufacturing sector showed strong growth in the second quarter. Expectations for continued expansion in the manufacturing sector remain high.

Additionally, Grainger continues to focus on government and commercial customers. Grainger’s market expansion program is helping to reach more customers by increasing branch coverage, expanding local availability of products, and adding local and inside sales professionals in high potential markets. Sales to all customer segments, led by government and manufacturing, have increased through the first six months of 2004 when compared with the same period of 2003. National accounts within these customer segments were also strong in the first half of the year.

For the full year 2004, Grainger has refined its expectations related to its investment in the branch network and information technology, lowering the total expected spending to $150 to $175 million from the previous estimate of no more than $200 million announced at the end of the first quarter of 2004. The refinement resulted as spending for the market expansion program has been lower than originally planned due to delays resulting from tight real estate markets and the number of branches leased rather than purchased. For the six months ended June 30, 2004, Grainger had approximately $30 million of capital expenditures related to its branch network and information technology initiatives. Expenditures for these initiatives and other capital spending projects are expected to increase in the second half of 2004.

Matters Affecting Comparability
There were 64 sales days in both the second quarter of 2004 and the second quarter of 2003. There were 128 sales days in the first half of 2004 compared with 127 sales days in the first half of 2003.

Grainger’s operating results for the second quarter and first six months of 2004 include the operating results of Gempler’s. Gempler’s was acquired and included in the Lab Safety segment from the acquisition date of April 14, 2003.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three Months Ended June 30, 2004
The following table is included as an aid to understanding the changes in Grainger’s Consolidated Statements of Earnings.

	Three Months Ended June 30,
	Items in Consolidated Statements of Earnings as a Percent of Net Sales
	2004	2003	Percent Increase/ (Decrease)
Net sales	100.0%	100.0%	7.1%
Cost of merchandise sold	63.4	64.3	5.5
Gross profit	36.6	35.7	10.0
Operating expenses	28.1	27.8	8.5
Operating earnings	8.5	7.9	15.2
Other income (expense)	--	0.1	(55.2)
Income taxes	3.2	3.2	7.7
Net earnings	5.3	4.8	19.0

Grainger’s net sales of $1,256.0 million in the second quarter of 2004 increased 7.1% compared with sales of $1,172.7 million for the comparable 2003 quarter. Sales in the second quarter benefited from a strong economy, as well as from ongoing strategic investments. The increase in net sales in the quarter was driven by the Branch-based Distribution and Lab Safety segments, while net sales in the Integrated Supply segment were flat quarter-over-quarter.

Operating earnings for the period of $106.9 million increased 15.2% versus the 2003 quarter. Contributing to this increase were higher gross profit margins and warehouse productivity improvements, partially offset by higher operating expenses related to strategic initiatives and information technology. Increases in operating earnings were realized across all segments of the business, partially offset by higher operating expenses at headquarters related to increases in payroll and benefits, resulting primarily from stock-based compensation, and bonus and profit sharing accruals.

In the second quarter of 2004, net earnings increased by 19.0% to $66.6 million from $56.0 million in 2003. Diluted earnings per share of $0.72 in the second quarter 2004 were 20.0% higher than $0.60 for the second quarter of 2003. The growth in the quarter resulted from a strengthening in the economy, as well as a reduced tax rate for Grainger.

Segment Analysis
The following comments at the segment level refer to external and intersegment net sales. Comments at the business unit level include external and inter- and intrasegment net sales. See Note 7 to the Condensed Consolidated Financial Statements.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Branch-based Distribution
In the second quarter of 2004, net sales of $1,121.0 million increased by 7.3% compared to net sales of $1,044.7 million in the second quarter of 2003.

Sales in the United States were up 7.8% reflecting a stronger economy and growth across most customer segments, led primarily by manufacturing. Within these customer segments, increases were realized in national accounts sales, up 9% in the second quarter, an improvement over the first quarter of 2004. Government account sales, while up 6% in the second quarter over the comparable period of 2003, grew more slowly than in the first quarter of 2004 due primarily to military and state and local governments. Sales processed through the grainger.com Web site were $151.4 million for the second quarter 2004, an increase of 31.7% over second quarter 2003 sales of $115.0 million.

Net sales in Canada in the second quarter of 2004 were 2.3% higher than the second quarter of 2003 due to a favorable exchange rate. In local currency, sales for this business were flat. Economic growth in the quarter was offset by a decline in safety product sales compared to the 2003 quarter. The prior year’s quarter benefited from increases in safety product sales due to the SARS epidemic. Sales in Mexico increased 12.0% in the second quarter over the comparable quarter of 2003 resulting from an improving economy and increased telesales.

In the second quarter of 2004, the gross profit margin increased 1.0 percentage point over the comparable quarter of 2003 resulting from lower product costs and the positive effect of product mix. Partially offsetting this improvement was an unfavorable change in selling price category mix.

Branch-based Distribution operating expenses were up 6.9% in the quarter, nearly the same rate as the sales growth rate. The increase in operating expenses was principally driven by increased sales commissions and higher employee benefits. These increases were mitigated by non-commission payroll growing more slowly than sales as productivity improvements, primarily in the logistics network, allowed management to control headcount additions.

Operating earnings of $111.6 million for the second quarter of 2004 increased 21.1% compared with $92.2 million for the comparable quarter of 2003. Higher sales and increased gross profits drove the improvement in operating earnings.

Lab Safety
Net sales of $86.0 million in the second quarter of 2004 increased $6.6 million, or 8.3%, when compared with $79.4 million for the comparable quarter of 2003. The increase in sales was driven by double-digit sales growth of labware, maintenance and material handling products. Sales processed through the Lab Safety Web sites increased 23.7%.

The lower gross profit margin for Lab Safety in the second quarter of 2004 versus 2003 was primarily attributable to a negative effect of selling price category mix.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating expenses of $23.8 million in the quarter, while $1.6 million higher than the comparable quarter of the prior year, grew at a slower rate than sales. The increase was primarily attributable to higher employee benefits costs and media spending. Increased benefits reflected higher healthcare-related costs.

In the second quarter of 2004, operating earnings of $12.1 million, up 8.1% over 2003, grew at essentially the same rate as sales reflecting the lower gross profit margins, offset by operating expenses growing more slowly than sales.

Integrated Supply
Integrated Supply net sales of $53.1 million for the quarter ended June 30, 2004 were flat versus the comparable quarter of 2003. Incremental sales at eight customer locations, added since the second quarter of 2003, were offset by two site disengagements in late 2003. Sales for this business unit included both product sales, which are passed through to the customer at cost, and management fees.

Gross profit declined slightly in the quarter due to lower management fees. Operating expenses decreased 14.9% in the second quarter of 2004 versus the comparable quarter of 2003 due to a reduced bad debt provision and lower data processing expenses.

Operating earnings of $1.5 million for Integrated Supply improved $0.7 million in the quarter, or 87.9%, driven principally by the reduction in operating expenses.

Other Income and Expense
Other income and expense was $0.5 million of income in the second quarter of 2004 compared with $1.1 million of income in the comparable quarter of 2003. The following table summarizes the components of other income and expense:

	Three Months Ended June 30,
	2004	2003
Other income and (expense)
Interest income (expense) — net	$52	$(845)
Equity in income (loss) of unconsolidated
entities — net	143	(769)
Unclassified — net:
Gains on sales of fixed assets — net	477	2,811
Other	(200)	(143)

Net other income and (expense)	$472	$1,054

The second quarter of 2003 included $2.8 million of gains related to the sale of two facilities. The remaining change was primarily attributable to an improvement in the results of unconsolidated entities and higher interest income in 2004.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Income Taxes
Grainger’s effective tax rate was 37.9% for the second quarter of 2004 and 40.3% for the comparable period of 2003. Excluding the effect of equity in unconsolidated entities, which are recorded net of tax, the effective income tax rate was 38.0% and 40.0% for the second quarter of 2004 and 2003, respectively, adding $0.02 per diluted share to the results for the quarter. The reduction in the tax rate was driven by a lower tax rate in Canada and the realization of tax benefits associated with operations in Mexico and to capital losses. These benefits were previously unrecognized due to the uncertainty of their realization.

Results of Operations – Six Months Ended June 30, 2004
The following table is included as an aid to understanding the changes in Grainger’s Consolidated Statements of Earnings.

	Six Months Ended June 30,
	Items in Consolidated Statements of Earnings as a Percent of Net Sales
	2004	2003	Percent Increase/ (Decrease)
Net sales	100.0%	100.0%	7.4%
Cost of merchandise sold	63.5	64.2	6.3
Gross profit	36.5	35.8	9.5
Operating expenses	28.1	27.8	8.6
Operating earnings	8.4	8.0	12.7
Other income (expense)	--	(0.1)	136.2
Income taxes	3.2	3.2	7.9
Net earnings	5.2	4.7	19.2

Grainger’s net sales of $2,483.8 million in the first six months of 2004 increased 7.4% compared with sales of $2,311.9 million for the comparable 2003 period. The growth over the prior year was due to an increase in daily sales, up 6.6% from the first six months of 2003, as well as to the one additional sales day included in the first half of 2004. The increase in net sales was realized across all three segments of the business.

Gross profit margin for the six months ended June 30, 2004, improved to 36.5% from 35.8% in 2003 principally due to improved product costs, favorable product mix and selected price increases. This improvement was partially offset by unfavorable changes in selling price mix. Operating earnings of $207.6 million for the first half of 2004 increased 12.7% over the comparable period of 2003. Increases in operating earnings were realized across all three segments of the business, partially offset by increases in operating expenses at headquarters related to payroll and benefits driven by stock-based compensation, and bonus and profit sharing accruals. The first quarter of 2004 also included $5.9 million in severance and benefits related to organizational changes.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings increased by 19.2% in the first six months of 2004 to $129.2 million from $108.4 million in 2003. Diluted earnings per share of $1.41 in the first six months of 2004 were 20.5% higher than $1.17 for the first six months of 2003. The year-over-year growth was driven by a strong economy, a reduced tax rate for Grainger and favorable results from several strategic initiatives.

Segment Analysis
The following comments at the segment level refer to external and intersegment net sales. Comments at the business unit level include external and inter- and intrasegment net sales. See Note 7 to the Condensed Consolidated Financial Statements.

Branch-based Distribution
Net sales of $2,209.2 million increased $149.6 million, or 7.3%, in the first six months of 2004 compared to net sales of $2,059.6 million in the first six months of 2003. Daily sales were up 6.4% over the prior period of 2003.

Sales in the United States were up 7.1% due to a stronger economy and an additional sales day in the first quarter. Daily sales in the United States increased 6.2%. Increases were realized in national accounts and government, up 8% and 7%, respectively, in the first half. Sales processed through the grainger.com Web site were $294.8 million for the first six months of 2004, an increase of 27.2% on a daily basis over first six months of 2003 sales of $230.0 million.

In the first six months of 2004, net sales in Canada were 8.2% higher than the comparable period of 2003, benefiting from a favorable exchange rate. On a daily basis, sales were up 7.3%, however, in local currency, sales declined 0.7%. The primary reason for this decline was that the 2003 period benefited from safety product sales related to the SARS epidemic. Sales in Mexico increased 12.5% in the first half of 2004, or 11.7% on a daily basis, driven by increased telesales and an improving economy.

The gross profit margin increased 0.8 percentage points in the first half of 2004 over the comparable period of 2003. Lower product costs, favorable product mix and selected price increases, partially offset by unfavorable changes in selling price category mix, contributed to the gross profit margin improvement.

Operating expenses for the Branch-based Distribution business were up 6.6% in the first six months of the year, but this rate of increase was slightly lower than the sales growth rate. Contributing to the slower growth rate of operating expenses was reduced spending for advertising and data processing expenses, partially offset by higher payroll and benefits costs. The increase in payroll and benefits resulted from additional sales commissions and higher accruals for profit sharing and bonuses, as well as increases for stock-based compensation.

In the first six months of 2004, operating earnings of $217.7 million increased 18.8% compared with $183.2 million for the comparable period of 2003. The earnings improvement resulted from higher sales and improved gross profit margin, combined with operating expenses that increased at a lower rate than sales.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Lab Safety
Net sales for Lab Safety were $171.8 million for the first half of 2004, an increase of $20.9 million, or 13.8%, when compared with $150.9 million for the same period in 2003. The sales growth was primarily attributable to incremental sales from Gempler’s, acquired on April 14, 2003. Daily sales for the first six months of 2004 were up 13.0% over 2003. Excluding Gempler’s, daily sales were up 3.5%.

Lab Safety gross profit margins declined in the first half of 2004 when compared with the first half of 2003. Contributing to this decline were incremental sales of Gempler’s products through the first four months of the year, which had lower margins resulting from a customer loyalty program, and the negative effect of selling price category mix.

In the first six months of 2004, operating expenses at Lab Safety were $5.4 million higher than the comparable period of 2003 due to incremental costs associated with the addition of Gempler’s, increased investment in media to strengthen its customer file and higher benefits expenses due to increases in healthcare-related costs.

Operating earnings of $23.9 million, up 8.5% in the first half of 2004 over 2003, grew at a lower rate than sales reflecting lower gross profit margins associated with a customer loyalty program at Gempler’s.

Integrated Supply
For the first six months of 2004, Integrated Supply net sales of $112.0 million were up 1.7% when compared with the same period of 2003. Daily sales were up 0.9% over the prior period. Incremental sales at eight customer locations, added since the second quarter of 2003, were offset by two site disengagements and lower volumes from existing customers. Sales included both product sales, which are passed through to the customer at cost, and management fees.

Gross profit margins declined due to lower management fees through the first six months of the year. Operating expenses decreased 5.6% in the first six months of 2004 versus the comparable period of 2003 due to a reduced bad debt provision and lower data processing costs, partially offset by higher payroll and benefits expenses driven by severance resulting from the site disengagements.

Operating earnings through June 30, 2004, of $2.5 million increased $0.6 million, or 31.8%, resulting primarily from the reduction in operating expenses.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Income and Expense
Other income and expense was $0.8 million of income for the six months ended June 30, 2004 compared with $2.3 million of expense in the six months ended June 30, 2003. The following table summarizes the components of other income and expense:

	Six Months Ended June 30,
	2004	2003
Other income and (expense)
Interest income (expense) — net	$(129)	$(1,507)
Equity in losses of unconsolidated entities — net	(202)	(1,824)
Gain on sale of unconsolidated entity	750	--
Unclassified — net:
Gains on sales of fixed assets — net	429	2,948
Write-down of investments	--	(1,614)
Other	(11)	(312)

Net other income and (expense)	$837	$(2,309)

The first half of 2003 included $1.6 million in expense for the write-down of investment securities and $2.8 million of gains related to the sale of two facilities. The remaining change in 2004, over the comparable period of 2003, was primarily attributable to the combination of higher interest income, lower equity losses of unconsolidated entities and the gain on sale of an unconsolidated entity.

Income Taxes
Grainger’s effective tax rate was 38.0% for the first six months of 2004 and 40.4% for the comparable period of 2003. Excluding the effect of equity in unconsolidated entities, which are recorded net of tax, the effective income tax rate was 38.0% and 40.0%, respectively. The change in the effective tax rate was primarily driven by a lower tax rate in Canada and the realization of tax benefits associated with operations in Mexico and to capital losses. These benefits were previously unrecognized due to the uncertainty of their realization.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition
For the six months ended June 30, 2004, working capital of $1,043.5 million increased by $116.7 million when compared to $926.8 million at December 31, 2003. The ratio of current assets to current liabilities was 2.4 at June 30, 2004, versus 2.3 at December 31, 2003.

Net cash flows provided by operating activities of $160.1 million and $94.7 million for the six months ended June 30, 2004 and 2003, respectively, continued to serve as the primary source of funding operations including growth initiatives and capital expenditures, as well as the payment of cash dividends and the repurchase of shares. Net earnings of $129.2 million, up $20.8 million over the first half of 2003, and continued improvement in working capital management, were the primary drivers of the increase in cash flow from operations. Changes in operating assets and liabilities, net of a business acquisition, resulted in a net use of cash of $27.0 million for the first half of 2004. Trade accounts payable increased due to higher inventory purchases in June. Accounts receivable increased due to higher sales, partially offset by improved collections and process improvements. Current income taxes payable decreased due to the reduction in the effective tax rate, tax benefits associated with increased stock option exercise activity, and the timing and amount of estimated tax payments.

Net cash used in investing activities was $34.9 million and $69.1 million for the six months ended June 30, 2004 and 2003, respectively. Grainger spent $35.2 million during the first six months of 2004 on property, buildings and equipment, and $6.6 million on capitalized software, for a total of $41.8 million. In the comparable period of 2003, $26.0 million was expended for property, buildings and equipment and $3.8 million for capitalized software. Grainger also funded $36.7 million in the second quarter of 2003 to purchase Gempler’s, which is included as part of the Lab Safety segment. The results of Gempler’s operations have been included in Grainger’s consolidated financial statements since the acquisition date of April 14, 2003. Also during the first six months of 2003, Grainger contributed $3.6 million in investments in unconsolidated entities.

Net cash used in financing activities was $40.6 million and $51.2 million for the six months ended June 30, 2004 and 2003, respectively. Grainger’s purchases of treasury stock were $27.9 million higher in the first six months of 2004 as Grainger repurchased 975,900 shares in the first six months of 2004, as compared with 474,700 shares in the comparable period of 2003. As of June 30, 2004, approximately 8.1 million shares of common stock remained available under Grainger’s repurchase authorization. Dividends paid to shareholders were $35.0 million and $33.5 million for the first half of 2004 and 2003, respectively. Partially offsetting these cash outlays were proceeds from stock options exercised of $43.4 million and $6.0 million for the six months ended June 30, 2004 and 2003, respectively.

Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit. Total debt as a percent of total capitalization was 7.0% and 7.5% at June 30, 2004 and December 31, 2003, respectively.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Commitments and Other Contractual Obligations
Grainger has contractual obligations for long-term debt, operating leases, purchase obligations and projected postretirement benefit obligations that were summarized in the table of contractual obligations in Grainger’s Annual Report on Form 10-K for the year ended December 31, 2003.  Management is not aware of any material changes outside the ordinary course of business since December 31, 2003. The following are changes identified in commitments and other contractual obligations: (1) additional future minimum rental commitments totaling approximately $8 million have been entered into and are due ratably over the next 2 - 10 years as a result of the market expansion project, (2) branch construction commitments for uncompleted additions to property, buildings and equipment of approximately $6 million and (3) payments totaling approximately $5 million due periodically throughout the four year term of a software license agreement.

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

Forward-Looking Statements
This document may contain forward-looking statements under the federal securities laws. The forward-looking statements relate to Grainger’s expected future financial results and business plans, strategies and objectives and are not historical facts. They are often identified by qualifiers such as: “believes,” “estimated,” “intends,” “expectations,” “projected,” “high potential,” “expected” or similar expressions. There are risks and uncertainties the outcome of which could cause Grainger’s results to differ materially from what is projected.

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

W.W. Grainger, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

For a description of additional market risks of Grainger, see “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 4.	Controls and Procedures.

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

W.W. Grainger, Inc. and Subsidiaries

PART II — OTHER INFORMATION

Items 1, 3, 4 and 5 not applicable.

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Apr. 1 — Apr. 30	29,428	$54.77	--	8,296,400 shares
May 1 — May 31	128,600	$51.43	128,600	8,167,800 shares
Jun. 1 — Jun. 30	75,274	$55.68	62,000	8,105,800 shares

Total	233,302	$53.24	190,600	8,105,800 shares

(A)	The total number of shares purchased includes the Company’s withholding of 42,702 shares to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(B)	Average price paid per share includes any commissions paid. Activity is reported on a settlement date basis.

(C)	Purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors. As reported in Grainger’s Form 10-Q for the quarter ended September 30, 2002, which was filed on November 11, 2002, authority under the program was restored to 10 million shares on October 30, 2002. The program has no specified expiration date. No share repurchase plan or program expired, or was terminated, during the period covered by this report.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

(11)	Computations of Earnings per Share

(31)	Rule 13a — 14(a)/15d — 14(a) Certifications
(a)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications
(a)	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Grainger filed a report on Form 8-K, dated July 16, 2004, reporting under Item 12 thereof information included as exhibits to the report, consisting of a press release announcing financial results for the quarter ended June 30, 2004, and supplemental financial information for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. Grainger, Inc. (Registrant)
Date: August 5, 2004	By:	/s/ P. O. Loux P. O. Loux, Senior Vice President, Finance and Chief Financial Officer
Date: August 5, 2004	By:	/s/ J. E. Andringa J. E. Andringa, Vice President and Controller