Form 10-Q
period 2004-09-30
GRAINGER W W INC
filed 2004-11-04
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Yes ___X____ No _______

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 90,081,559 shares of the Company’s Common Stock were outstanding as of September 30, 2004.

	TABLE OF CONTENTS	Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the Three Months and Nine Months Ended September 30, 2004 and September 30, 2003	3

	Condensed Consolidated Statements of Comprehensive Earnings for the Three Months and Nine Months Ended September 30, 2004 and September 30, 2003	4

	Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	5 - 6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and September 30, 2003	7 - 8

	Notes to Condensed Consolidated Financial Statements	9 - 17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 - 29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6.	Exhibits	32

Signatures		33

EXHIBITS

Exhibit 11	Computations of Earnings Per Share

Exhibits 31 & 32	Certifications

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for per share amounts)
(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$1,301,057	$1,200,669	$3,784,830	$3,512,599
Cost of merchandise sold	821,774	775,805	2,398,255	2,259,493

Gross profit	479,283	424,864	1,386,575	1,253,106
Warehousing, marketing and
administrative expenses	371,839	330,543	1,071,492	974,598

Operating earnings	107,444	94,321	315,083	278,508
Other income and (expense)
Interest income	1,766	748	4,290	2,250
Interest expense	(1,214)	(1,523)	(3,867)	(4,532)
Equity in income (loss) of
unconsolidated entities — net	505	(56)	303	(1,880)
Gain on sale of unconsolidated
entity	--	--	750	--
Unclassified — net	365	1,273	783	2,295

Net other income and (expense)	1,422	442	2,259	(1,867)

Earnings before income taxes	108,866	94,763	317,342	276,641
Income taxes	41,177	37,927	120,475	111,408

Net earnings	$67,689	$56,836	$196,867	$165,233

Earnings per share:
Basic	$0.75	$0.63	$2.18	$1.82

Diluted	$0.74	$0.62	$2.15	$1.79

Weighted average number of
shares outstanding:
Basic	90,295,071	90,650,797	90,250,231	90,783,382

Diluted	91,691,179	92,524,441	91,562,740	92,492,910

Cash dividends paid per share	$0.200	$0.185	$0.585	$0.550

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings	$67,689	$56,836	$196,867	$165,233
Other comprehensive earnings
(losses):
Foreign currency translation
adjustments, net of tax
(expense) benefit of $(4,136),
$(71), $(5,667) and $7,395,
respectively	8,563	396	1,912	27,374
Gains (losses) on investment
securities:
Unrealized holding gains,
net of tax (expense) benefit
of $0, $(767), $0 and
$(312), respectively	--	1,199	--	488
Reclassifications for net
(gains) losses included in
earnings, net of tax expense
(benefit) of $0, $469, $0 and
$(158), respectively	--	(734)	--	248

	8,563	861	1,912	28,110

Comprehensive earnings	$76,252	$57,697	$198,779	$193,343

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for per share amounts)

ASSETS	(Unaudited) Sept. 30, 2004	Dec. 31, 2003
CURRENT ASSETS
Cash and cash equivalents	$393,663	$402,824
Accounts receivable (less allowances for doubtful
accounts of $27,148 and $24,736, respectively)	501,858	431,896
Inventories	655,294	661,247
Prepaid expenses and other assets	45,756	37,947
Deferred income taxes	104,240	99,499

Total current assets	1,700,811	1,633,413
PROPERTY, BUILDINGS AND EQUIPMENT	1,597,289	1,545,150
Less accumulated depreciation and amortization	870,815	813,158

Property, buildings and equipment — net	726,474	731,992
DEFERRED INCOME TAXES	8,378	20,296
INVESTMENTS IN AND LOANS TO UNCONSOLIDATED
ENTITIES	23,759	22,822
GOODWILL — NET	159,266	156,268
OTHER ASSETS AND INTANGIBLES — NET	70,808	59,887

TOTAL ASSETS	$2,689,496	$2,624,678

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except for per share amounts)

LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited) Sept. 30, 2004	Dec. 31, 2003
CURRENT LIABILITIES
Current maturities of long-term debt	$4,590	$144,135
Trade accounts payable	313,147	257,806
Accrued expenses	298,433	261,009
Income taxes	35,102	43,690

Total current liabilities	651,272	706,640
LONG-TERM DEBT (less current maturities)	4,895	4,895
ACCRUED EMPLOYMENT-RELATED BENEFITS COSTS	75,465	68,008
SHAREHOLDERS’ EQUITY
Cumulative Preferred Stock — $5 par value —
12,000,000 shares authorized;
none issued nor outstanding	--	--
Common Stock — $0.50 par value —
300,000,000 shares authorized;
issued 109,672,938 and 109,377,216 shares,
respectively	54,837	54,689
Additional contributed capital	431,654	394,409
Retained earnings	2,386,388	2,242,762
Unearned restricted stock compensation	(16,469)	(11,471)
Accumulated other comprehensive earnings	4,506	2,594
Treasury stock, at cost —
19,591,379 and 18,356,227 shares, respectively	(903,052)	(837,848)

Total shareholders’ equity	1,957,864	1,845,135

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,689,496	$2,624,678

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Nine Months Ended Sept. 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$196,867	$165,233
Provision for losses on accounts receivable	7,906	8,152
Deferred income taxes	7,517	(1,207)
Depreciation and amortization:
Property, buildings and equipment	66,774	58,556
Other intangibles	1,464	1,136
Capitalized software	8,101	11,963
Tax benefit of stock incentive plans	8,137	1,848
Gains on sales of investment securities	(50)	(1,208)
Net gains on sales of property, buildings and equipment	(709)	(3,056)
Gain on sale of unconsolidated entity	(750)	--
Write-downs of investments	--	1,614
(Income) losses of unconsolidated entities	(303)	1,880
Change in operating assets and liabilities — net of business acquisition:
(Increase) in accounts receivable	(76,198)	(38,794)
Decrease in inventories	8,376	32,822
(Increase) in prepaid expenses	(7,792)	(4,503)
Increase (decrease) in trade accounts payable	54,724	(5,681)
Increase (decrease) in other current liabilities	36,951	(13,500)
Increase (decrease) in current income taxes payable	(14,686)	4,963
Increase in accrued employment-related
benefit costs	7,456	10,926
Other — net	1,533	1,953

Net cash provided by operating activities	$305,318	$233,097

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and
equipment — net of dispositions	$(59,711)	$(45,575)
Additions to capitalized software	(17,337)	(5,864)
Proceeds from sales of investment securities	50	6,115
Net cash paid for business acquisition	--	(36,709)
Investments in and loans to unconsolidated entities	--	(8,120)
Other — net	2,760	640

Net cash used in investing activities	$(74,238)	$(89,513)

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands of dollars)
(Unaudited)

	Nine Months Ended Sept. 30,
	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term debt	$--	$(2,558)
Long-term debt issuance	--	307
Long-term debt payments	(140,800)	(1,915)
Stock options exercised	50,820	13,920
Purchase of treasury stock — net	(96,807)	(21,302)
Cash dividends paid	(53,241)	(50,381)

Net cash used in financing activities	$(240,028)	$(61,929)

Exchange rate effect on cash and cash equivalents	(213)	3,455

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(9,161)	85,110
Cash and cash equivalents at beginning of year	402,824	208,528

Cash and cash equivalents at end of period	$393,663	$293,638

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BACKGROUND AND BASIS OF STATEMENT PRESENTATION

W.W. Grainger, Inc. is engaged in the distribution of facilities maintenance products, services and related information used by businesses and institutions in North America. In this report, the words “Company” or “Grainger” mean W.W. Grainger, Inc. and its subsidiaries.

The Condensed Consolidated Financial Statements of the Company and the related notes are unaudited and should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The Condensed Consolidated Balance Sheet at December 31, 2003, has been derived from the audited financial statements at that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

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

In 2004, the Company began using restricted stock units (RSUs) as part of its long-term incentive program for top management. Awards of RSUs are provided for and are issued under the W.W. Grainger, Inc. 1990 Long Term Stock Incentive Plan, as amended, and are subject to certain vesting requirements. There were 20,700 RSUs awarded in the third quarter of 2004 with an average fair market value of $53.17 per share, resulting in 221,300 RSUs awarded for the year with an average fair market value of $53.22 per share. Compensation expense related to RSUs is based upon closing market prices on the last trading day preceding the dates of the awards and is charged to earnings over the vesting period. Upon vesting, RSUs will be settled by the issuance of stock certificates evidencing the conversion of the RSUs into shares of the Company’s common stock. Holders of RSUs are entitled to receive cash payments equivalent to cash dividends and other distributions paid with respect to common stock. Also during the third quarter of 2004, 215,000 shares of previously granted, but unvested, restricted stock were converted into an equivalent number of RSUs. The RSUs are subject to the same vesting provisions and have the identical financial statement impact as the original restricted stock.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands of dollars, except for per share amounts)

Net earnings, as reported	$67,689	$56,836	$196,867	$165,233
Deduct:
Total stock-based employee
compensation expense
determined under the fair
value based method for all
awards, net of related tax	(2,451)	(4,371)	(14,861)	(12,404)
Add:
Stock-based employee
compensation expense,
net of related tax, included in
net earnings, as reported	810	653	6,171	1,620

Net earnings, pro forma	$66,048	$53,118	$188,177	$154,449

Earnings per share:
Basic—as reported	$0.75	$0.63	$2.18	$1.82
Basic—pro forma	$0.73	$0.58	$2.09	$1.70
Diluted—as reported	$0.74	$0.62	$2.15	$1.79
Diluted—pro forma	$0.72	$0.58	$2.05	$1.68

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

For 2004, as new vendor contracts become effective, most vendor allowances will be classified in cost of merchandise sold rather than in operating (advertising) expenses. The Company has made reclassifications to the prior periods to maintain comparability. As a result, cost of merchandise sold was reduced and operating (advertising) expenses were increased by $10.7 million and $41.0 million in the three and nine months ended September 30, 2003, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB initially issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 was revised in December 2003 when the FASB issued FASB Interpretation No. 46 (revised December 2003) (FIN 46R), “Consolidation of Variable Interest Entities.” FIN 46R is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” that replaces FIN 46 and revises the requirements for consolidation by business enterprises of variable interest entities with specific characteristics. The new consolidation requirements related to variable interest entities are required to be adopted no later than the first reporting period that ends after March 15, 2004 (as of March 31, 2004 for the Company). The Company adopted the provisions of FIN 46R as of January 1, 2004, and adoption did not have an effect on its results of operations or financial position.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.  SPECIAL CHARGES

In 2001, the Company shut down the operations of Material Logic, with the exception of FindMRO, and wrote down its investment in other digital activities. In connection with this shut down, the Company took a pretax charge against operating earnings of $39.1 million (after-tax $23.2 million) in 2001. The Company provided a comprehensive separation package, including outplacement services, to 166 employees whose jobs were eliminated. Severance payments began in the second quarter of 2001 and ended in the second quarter of 2004, when the last severance package expired. Other shut down costs included lease obligations, which were also settled in the second quarter of 2004.

The following table displays the activity and balance of the Material Logic restructuring reserve from December 31, 2003 through September 30, 2004. There was no activity during the third quarter as all amounts had been settled as of June 30, 2004. Deductions reflect cash payments.

	Balance Dec. 31, 2003	Deductions	Adjustments	Balance Sept. 30, 2004
	(In thousands of dollars)
Restructuring Reserve (operating expenses)
Workforce reductions	$422	$(325)	$(97)	$--
Other shutdown costs	206	(77)	(129)	--

	$628	$(402)	$(226)	$--

4.  LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30, 2004	December 31, 2003
	(In thousands of dollars)

Commercial paper	$--	$114,127
Derivative instrument	--	25,418
Industrial development revenue and private
activity bonds	9,485	9,485

	9,485	149,030
Less current maturities	4,590	144,135

	$4,895	$4,895

On September 27, 2004, the cross-currency swap (derivative instrument) matured and was liquidated. The derivative instrument was supported with commercial paper and represented a partial hedge of the Company’s investment in its Canadian subsidiary. Long-term debt payments related to this liquidation totaled $140.8 million in the third quarter.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” changes in the fair value of this instrument were recognized in foreign currency translation adjustments, a component of Accumulated other comprehensive earnings, to offset the change in the value of the net Canadian investment being hedged. In 2004, the Company included a $0.6 million net of tax loss related to this hedge, which included the settlement of the cross-currency swap, in Accumulated other comprehensive earnings.

5.  DIVIDEND

On October 27, 2004, the Board of Directors declared a quarterly dividend of 20 cents per share, payable December 1, 2004 to shareholders of record on November 8, 2004.

6.  GUARANTEES

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

WARRANTY RESERVES

The Company generally warrants the products it sells against defects for one year. For a significant portion of warranty claims, the manufacturer is responsible for the expenses associated with this warranty program. For those warranty expenses not covered by the manufacturer, the Company provides a reserve for future costs based on historical experience. The reserve activity was as follows:

	Nine Months Ended Sept. 30,
	2004	2003
	(In thousands of dollars)

Beginning balance	$2,863	$3,000
Returns	(8,716)	(7,221)
Provision	8,791	6,903

Ending balance	$2,938	$2,682

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.  EMPLOYEE BENEFITS

The Company has a postretirement healthcare benefits plan that provides coverage for a majority of its retired employees and their dependents, should they elect to maintain such coverage. Covered employees become eligible for participation when they qualify for retirement while working for the Company. Participation in the plan is voluntary and requires participants to make contributions toward the cost of the plan, as determined by the Company.

The net periodic benefits costs charged to operating expenses, valued as of January 1 of each year, included the following components:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands of dollars)

Service cost	$1,000	$1,616	$4,785	$4,847
Interest cost	712	1,415	3,969	4,246
Expected return on assets	(516)	(270)	(1,548)	(810)
Amortization of transition asset	(35)	(35)	(107)	(107)
Amortization of prior service cost	(215)	(160)	(644)	(481)
Amortization of unrecognized
(gains) losses	(239)	500	1,028	1,501

Net periodic benefits costs	$707	$3,066	$7,483	$9,196

The “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Medicare Act), which added a prescription drug benefit, was signed into law on December 8, 2003. It provides for a federal subsidy to those retiree health care benefit plan sponsors providing an actuarially equivalent prescription drug benefit. FASB Staff Position No. 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was adopted by the Company in the third quarter ended September 30, 2004. It provides guidance on the accounting for the effects of the Medicare Act for employers that sponsor postretirement healthcare plans that provide prescription drug benefits and requires those employers to provide certain disclosures regarding the effect of the subsidy provided by the Medicare Act. The prospective application method of FSP 106-2 was adopted by the Company and requires the remeasurement of the accumulated projected benefit obligation (APBO) as of the beginning of the period of adoption.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company compared the benefit under the Medicare Act to its retiree prescription drug coverage and concluded that the prescription drug benefit provided under its plan is actuarially equivalent to the benefit provided under the Medicare Act. The Company’s APBO and its net periodic postretirement cost were remeasured as of July 1, 2004, based on the plan provisions in place on the measurement date of January 1, 2004. The remeasurement reflects the effect of the federal subsidy, which begins January 1, 2006. The remeasurement for the subsidy reduced the APBO related to benefits attributed to past service by $20.3 million. The effect of the subsidy reduced the net periodic postretirement cost for 2004 by $3.6 million. Service costs, interest costs on the APBO and the amortization of actuarial losses were each reduced by $1.2 million. The effect of the subsidy on the 2004 net periodic postretirement cost resulted in a cumulative adjustment of $2.7 million recorded in the third quarter of 2004, with the remaining $0.9 million to be recorded in the fourth quarter.

The Company has established a group benefit trust to fund the plan and process benefit payments. During the three and nine months ended September 30, 2004, the Company contributed $0.1 million and $1.3 million, respectively, to the trust. The funding of the trust is an estimated amount, which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended. There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC.

8.  SEGMENT INFORMATION

	Three Months Ended September 30, 2004
	Branch-based Distribution	Lab Safety	Integrated Supply	Total
	(In thousands of dollars)

Total net sales	$1,167,970	$86,563	$51,113	$1,305,646
Intersegment net sales	(3,998)	(591)	--	(4,589)

Net sales to external customers	$1,163,972	$85,972	$51,113	$1,301,057

Segment operating earnings	$109,199	$12,438	$921	$122,558

	Three Months Ended September 30, 2003
	Branch-based Distribution	Lab Safety	Integrated Supply	Total
	(In thousands of dollars)

Total net sales	$1,075,498	$79,232	$50,087	$1,204,817
Intersegment net sales	(3,645)	(503)	--	(4,148)

Net sales to external customers	$1,071,853	$78,729	$50,087	$1,200,669

Segment operating earnings	$97,318	$10,507	$738	$108,563

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2004
	Branch-based Distribution	Lab Safety	Integrated Supply	Total
	(In thousands of dollars)

Total net sales	$3,377,177	$258,329	$163,080	$3,798,586
Intersegment net sales	(12,219)	(1,537)	--	(13,756)

Net sales to external customers	$3,364,958	$256,792	$163,080	$3,784,830

Segment operating earnings	$326,907	$36,382	$3,451	$366,740

	Nine Months Ended September 30, 2003
	Branch-based Distribution	Lab Safety	Integrated Supply	Total
	(In thousands of dollars)

Total net sales	$3,135,102	$230,108	$160,188	$3,525,398
Intersegment net sales	(11,474)	(1,325)	--	(12,799)

Net sales to external customers	$3,123,628	$228,783	$160,188	$3,512,599

Segment operating earnings	$280,506	$32,576	$2,658	$315,740

	Branch-based Distribution	Lab Safety	Integrated Supply	Total
Segment assets:	(In thousands of dollars)

At September 30, 2004	$1,918,280	$145,016	$32,076	$2,095,372

At December 31, 2003	$1,851,640	$142,466	$40,094	$2,034,200

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Following is a reconciliation of segment information with the consolidated totals per the financial statements:

	Three Months Ended Sept. 30,	Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Operating Earnings:	(In thousands of dollars)

Total operating earnings for
reportable segments	$122,558	$108,563	$366,740	$315,740
Unallocated expenses	(15,115)	(14,244)	(51,658)	(37,241)
Elimination of intersegment losses	1	2	1	9

Total consolidated operating
earnings	$107,444	$94,321	$315,083	$278,508

	September 30, 2004	December 31, 2003
Assets:	(In thousands of dollars)

Total assets for reportable segments	$2,095,372	$2,034,200
Unallocated assets	594,124	590,478

Total consolidated assets	$2,689,496	$2,624,678

Unallocated expenses and unallocated assets primarily relate to the Company headquarters’ support services, which are not part of any business segment. Unallocated expenses include payroll and benefits, depreciation and other costs associated with headquarters-related support services. Unallocated assets include non-operating cash and cash equivalents, certain prepaid expenses and property, buildings and equipment – net. Unallocated expenses increased $0.9 million and $14.4 million, respectively, for the three and nine months ended September 30, 2004. The year-over-year variance included increases in payroll and benefits at headquarters driven by stock-based compensation, and bonus and profit sharing accruals, as well as higher severance and benefits related to organizational changes made in the first quarter of 2004.

Item 2.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview
General
Grainger is the leading broad-line supplier of facilities maintenance products in North America. Grainger reports its operating results in three segments: Branch-based Distribution, Lab Safety and Integrated Supply. Grainger distributes a wide range of products used by businesses and institutions to keep their facilities and equipment up and running. Grainger uses a multichannel business model to provide customers with a range of options for finding and purchasing products through a network of branches, field sales forces, direct marketing including catalogs, and a variety of electronic and Internet channels. Grainger serves customers through a network of 573 branches, 17 distribution centers and multiple Web sites.

Business Environment
Several economic factors and industry trends shape Grainger’s business. Economic indicators such as industrial production and employment levels have increased through the first nine months of 2004, but the rate of increase has been lower in more recent months. The manufacturing sector continued to show growth in the third quarter, but slowing after a strong second quarter. Expansion in the manufacturing sector is expected to continue.

Sales to all customer segments, led by manufacturing and commercial, have increased through the first nine months of 2004 when compared with the same period of 2003. National accounts sales growth within these customer segments was also strong in the first nine months of the year. Also, Grainger’s market expansion program is helping to reach more customers by increasing branch coverage, expanding local availability of products and adding local sales professionals.

For the full year 2004, Grainger expects its capital investments, primarily in the branch network and information technology, to be $130 to $140 million. These estimates were lowered from the $150 to $175 million range that had been announced at the end of the second quarter of 2004. Spending for the market expansion program has been lower than originally planned due to delays resulting from tight real estate markets, lower equipment costs and an increase in the number of branches leased rather than purchased. For the nine months ended September 30, 2004, Grainger had approximately $63 million of capital expenditures related to its branch network and information technology initiatives. Expenditures for these initiatives and all other capital spending projects are expected to be between $50 and $60 million in the fourth quarter of 2004.

Matters Affecting Comparability
There were 64 sales days in both the third quarter of 2004 and the third quarter of 2003. There were 192 sales days in the first nine months of 2004 compared with 191 sales days in the first nine months of 2003.

Grainger’s operating results for the third quarter of both 2004 and 2003, and the first nine months of 2004, include the operating results of Gempler’s. Gempler’s was acquired and included in the Lab Safety segment from the acquisition date of April 14, 2003.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three Months Ended September 30, 2004
The following table is included as an aid to understanding the changes in Grainger’s Consolidated Statements of Earnings.

	Three Months Ended September 30,
	Items in Consolidated Statements of Earnings

	As a Percent of Net Sales		Percent Increase/
	2004	2003	(Decrease)
Net sales	100.0%	100.0%	8.4%
Cost of merchandise sold	63.2	64.6	5.9
Gross profit	36.8	35.4	12.8
Operating expenses	28.5	27.5	12.5
Operating earnings	8.3	7.9	13.9
Other income (expense)	0.1	--	--
Income taxes	3.2	3.2	8.6
Net earnings	5.2	4.7	19.1

Grainger’s net sales of $1,301.1 million in the third quarter of 2004 increased 8.4% compared with sales of $1,200.7 million for the comparable 2003 quarter. Sales in the third quarter benefited from an improved economy and sales related to hurricanes in the Southeast region of the United States, as well as from ongoing strategic initiatives. An increase in net sales was realized across all three segments of the business.

The gross profit margin in the quarter improved to 36.8% from 35.4% principally due to lower product costs and the positive effect of product mix. Operating earnings for the third quarter totaled $107.4 million, an increase of 13.9% over the comparable quarter of 2003. Operating earnings for all segments grew faster than their related sales growth. Operating expenses in the Branch-based Distribution and Lab Safety segments increased as a result of higher variable compensation, benefits and spending for company initiatives. The recognition of the benefit from the subsidy under the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Medicare Act) partially offset the increase in operating expenses.

Net earnings for the third quarter of 2004 increased by 19.1% to $67.7 million from $56.8 million in 2003. Diluted earnings per share of $0.74 in the third quarter 2004 were 19.4% higher than the $0.62 for the third quarter of 2003. The growth in net earnings for the quarter resulted from the improvement in operating earnings, higher interest income and a reduced tax rate. Earnings per share benefited from the recognition of the subsidy associated with the Medicare Act, adding approximately one cent per share to the results for the quarter.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Segment Analysis
The following comments at the segment level refer to external and intersegment net sales. Comments at the business unit level include external and inter- and intrasegment net sales. See Note 8 to the Condensed Consolidated Financial Statements.

Branch-based Distribution
In the third quarter of 2004, net sales of $1,168.0 million increased by 8.6% compared to net sales of $1,075.5 million in the third quarter of 2003. The quarterly results included approximately $12 million of sales related to hurricanes in the Southeast.

Sales in the United States were up 7.9% reflecting an improved economy and growth in nearly all customer segments, led primarily by the manufacturing and commercial sectors. Within these customer segments, increases were realized in national account sales, up 11% in the quarter. The increase in third quarter sales for national accounts continued to improve over growth rates of recent quarters, while sales to government accounts were flat in the quarter, reflecting a lower growth rate than recent quarters. This lower growth rate for government accounts related to the military and local and state governments. Sales processed through the grainger.com Web site were $159.5 million for the third quarter of 2004, an increase of 27.9% over third quarter 2003 sales of $124.7 million.

A stronger Canadian economy fueled by its natural resources industry, combined with a favorable exchange rate, resulted in a 14.4% increase in net sales in Canada during the third quarter of 2004. In local currency, sales for this business were up 8.4%. Sales in Mexico were up 20.1% in the quarter versus the comparable quarter of the prior year resulting from an improving economy, increased telesales and the expansion of two branches.

The gross profit margin increased 1.6 percentage points in the third quarter of 2004 over the comparable quarter of 2003. Contributing to the improvement in gross profit margin were lower product costs and the positive effect of product mix.

Operating expenses for the Branch-based Distribution businesses were up 13.9% in the quarter. The increase in operating expenses was primarily driven by higher spending related to strategic initiatives, particularly for information technology, sales commissions and increases in other variable compensation. These increases were mitigated by non-commission payroll growing more slowly than sales due to productivity improvements, primarily in the logistics network. The benefit from the recognition of the subsidy related to the Medicare Act also helped offset increases in these operating expenses.

Operating earnings of $109.2 million for the third quarter of 2004 increased 12.2% compared with $97.3 million for the comparable quarter of the prior year. Higher sales, gross profit margin and warehouse productivity, as well as the benefit from the recognition of the Medicare Act subsidy, drove the increase in operating earnings.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Lab Safety
Net sales for the quarter ended September 30, 2004, of $86.6 million increased $7.3 million, or 9.3%, when compared with $79.2 million for the same quarter of 2003. The sales increase was the result of an increase in the number of customer accounts, as well as better retention and penetration of existing customers. Growth in sales was reflected in the safety, maintenance and material handling product lines. Sales growth was negatively affected in September as the hurricanes in the Southeast reduced inbound telephone calls. Sales processed through the Lab Safety Web sites increased 21.2% in the quarter versus the prior year.

Lab Safety’s gross profit margin in the third quarter of 2004 was flat versus 2003. The lower margin due to the negative effect of selling price category mix was offset by positive margin rate effects from reduced excess and obsolete inventory provisions.

Operating expenses were $24.0 million in the third quarter of 2004 compared with $22.8 million in the third quarter of 2003. The increase was primarily attributable to higher employee benefits costs and media spending. Higher healthcare costs were the primary driver of the increased benefits costs. While operating expenses increased $1.2 million over the comparable quarter of the prior year, expenses grew at a slower rate than sales.

Operating earnings of $12.4 million in the third quarter of 2004 were up 18.4% over 2003. The increase was the result of improved operating expense productivity, partially offset by higher healthcare costs.

Integrated Supply
Integrated Supply net sales of $51.1 million for the third quarter were up 2.0% versus $50.1 million for the third quarter of 2003. Incremental sales at ten customer locations, added since the third quarter of 2003, were partially offset by disengagements of two large customers late in 2003. Sales for this business unit include both product sales, which are passed through to the customer at cost, and management fees.

The gross profit margin declined in the quarter due to higher product sales combined with slightly lower management fees. Operating expenses decreased 9.1% in the third quarter of 2004 compared with the third quarter of 2003, primarily due to lower data processing expenses and a reduced bad debt provision.

Operating earnings of $0.9 million for Integrated Supply increased $0.2 million in the quarter, or 24.8%, driven principally by the reduction in operating expenses.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Income and Expense
Other income and expense was $1.4 million of income in the third quarter of 2004 compared with $0.4 million of income in the comparable quarter of 2003. The following table summarizes the components of other income and expense:

	Three Months Ended Sept. 30,
	2004	2003
	(In thousands of dollars)
Other income and (expense)
Interest income (expense) — net	$552	$(775)
Equity in income (loss) of unconsolidated
entities — net	505	(56)
Unclassified — net:
Gains on sales of investment securities	50	1,203
Gains on sales of fixed assets — net	280	108
Other	35	(38)

Net other income and (expense)	$1,422	$442

The change quarter-over-quarter was primarily attributable to higher net interest income in 2004 versus net interest expense in 2003, as well as an improvement in the results of unconsolidated entities in 2004. The 2003 quarter also included a $1.2 million gain on the sale of an investment security.

Income Taxes
Grainger’s effective tax rate was 37.8% for the third quarter of 2004 and 40.0% for the comparable period of 2003. Excluding the effect of equity in unconsolidated entities, which is recorded net of tax, the effective income tax rate was 38.0% and 40.0% for the third quarter of 2004 and 2003, respectively. The reduction in the tax rate in 2004 was primarily driven by a lower tax rate in Canada and the realization of tax benefits related to operations in Mexico and to capital losses. These tax loss benefits were previously unrecognized due to the uncertainty of their realization.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Nine Months Ended September 30, 2004
The following table is included as an aid to understanding the changes in Grainger’s Consolidated Statements of Earnings.

	Nine Months Ended September 30,
	Items in Consolidated Statements of Earnings

	As a Percent of Net Sales		Percent Increase/
	2004	2003	(Decrease)
Net sales	100.0%	100.0%	7.8%
Cost of merchandise sold	63.4	64.3	6.1
Gross profit	36.6	35.7	10.7
Operating expenses	28.3	27.8	9.9
Operating earnings	8.3	7.9	13.1
Other income (expense)	0.1	--	--
Income taxes	3.2	3.2	8.1
Net earnings	5.2	4.7	19.1

In the first nine months of 2004, Grainger’s net sales of $3,784.8 million increased 7.8% compared with sales of $3,512.6 million for the comparable 2003 period. The growth over the prior year was due to an increase in daily sales, up 7.2% from the first nine months of 2003, as well as to the one additional sales day included in the 2004 year-to-date period. The increase in net sales was realized across all three segments of the business.

Gross profit margin for the nine months ended September 30, 2004, improved 0.9 percentage point to 36.6% principally due to lower product costs, favorable product mix and selected price increases. This improvement was partially offset by unfavorable changes in selling price mix. Operating earnings of $315.1 million for the first nine months of 2004 increased 13.1% over the comparable period of 2003. Increases in operating earnings occurred across all three segments of the business, partially offset by higher operating expenses at headquarters related to variable compensation, benefits and spending for the Company’s initiatives, particularly for information technology and market expansion. The first quarter of 2004 also included increased payroll costs for severance and benefits related to organizational changes. Increases in operating expenses were partially offset by the benefit from the subsidy associated with the Medicare Act, which was recognized in the third quarter of 2004.

For the year-to-date period ended September 30, 2004, net earnings increased by 19.1% to $196.9 million from $165.2 million in 2003. The growth in net earnings for the year was due to the improvement in operating earnings, higher interest income and a reduced tax rate. Diluted earnings per share of $2.15 in the first nine months of 2004 were 20.1% higher than $1.79 for the first nine months of 2003.

Segment Analysis
The following comments at the segment level refer to external and intersegment net sales. Comments at the business unit level include external and inter- and intrasegment net sales. See Note 8 to the Condensed Consolidated Financial Statements.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Branch-based Distribution
Net sales of $3,377.2 million increased $242.1 million, or 7.7%, in the first nine months of 2004 compared to net sales of $3,135.1 million in the comparable nine months of 2003. Daily sales were up 7.2% over the prior period of 2003.

Sales in the United States were up 7.4% due to a stronger economy and an additional sales day. Daily sales in the United States increased 6.8%. Increases were realized across all customer segments, with strong sales in the manufacturing and commercial sectors. Within these customer segments, national account sales were up 10% in the year-to-date period. Sales to government accounts were up 4% for the nine months ended September 30, 2004, primarily due to increased sales to the federal government and the U.S. Postal Service. However, sales to the military and local and state governments have trended downward in recent periods. Sales processed through the grainger.com Web site were $454.3 million for the first nine months of 2004, an increase of 27.4% on a daily basis over the first nine months of 2003 sales of $354.7 million.

Net sales in Canada during the first nine months of 2004 were 10.2% higher than the comparable 2003 period, benefiting from a favorable exchange rate. On a daily basis, sales were up 9.6%. In local currency, daily sales increased 2.1%. The driver of this year-to-date increase was the stronger Canadian economy in the third quarter fueled by its natural resources industry. Partially offsetting this increase was a decline in safety product sales compared to 2003, which had benefited from sales related to the SARS epidemic. Sales in Mexico increased 15.1% in the year-to-date period ended September 30, 2004, or 14.5% on a daily basis, driven by increased telesales, an improving local economy and two branch expansions.

The gross profit margin increased 1.1 percentage points in the first nine months of 2004 over the comparable period of 2003. Lower product costs, favorable product mix and selected price increases, partially offset by unfavorable changes in selling price category mix, contributed to the gross profit margin improvement.

Operating expenses for the Branch-based Distribution businesses increased 9.0% for the nine months ended September 30, 2004. The increase in operating expenses was principally driven by higher payroll and benefits costs. The increase in payroll and benefits resulted from additional sales commissions and higher accruals for profit sharing and bonuses, as well as increases in stock-based compensation. The benefit from the recognition of the subsidy related to the Medicare Act in the third quarter of 2004 helped offset increases in these operating expenses.

Operating earnings of $326.9 million in the first nine months of 2004 increased 16.5% compared with $280.5 million for the comparable period of 2003. The earnings improvement resulted from higher sales, as well as from improved gross profit margin and warehouse productivity.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Lab Safety
Lab Safety net sales were $258.3 million for the first nine months of the year, an increase of $28.2 million, or 12.3%, when compared with $230.1 million for the same period in 2003. The increase in sales was driven by growth in sales of maintenance, material handling, safety and labware products. Also contributing to the year-over-year increase were incremental sales from Gempler’s, acquired on April 14, 2003. Daily sales for the first nine months of 2004 were up 11.7% over 2003. Excluding Gempler’s, daily sales were up 5.6%.

The gross profit margin declined 0.6 percentage point in the year-to-date period ended September 30, 2004, when compared with the same period of 2003. Contributing to this decline were incremental sales of Gempler’s products through the first four months of the year, which had lower margins resulting from a customer loyalty program and the negative effect of selling price category mix earlier in the year.

Operating expenses for the nine months ended September 30, 2004, were $6.5 million higher than the comparable period of 2003 due to increased investment in media to strengthen Lab Safety’s customer file, higher benefits expenses resulting from increases in healthcare costs and incremental costs associated with the acquisition of Gempler’s.

Operating earnings of $36.4 million were up 11.7% in the first nine months of 2004 over 2003, resulting primarily from the increase in sales, offset slightly by the lower gross profit margin and higher operating expenses.

Integrated Supply
Net sales of $163.1 million for the first nine months of 2004 were up 1.8% when compared with the same period of 2003. Daily sales were up 1.3% over the prior period. Incremental sales at ten customer locations, added since the third quarter of 2003, were partially offset by disengagements of two large customers late in 2003, lower volumes from existing customers and lower management fees. Sales include both product sales, which are passed through to the customer at cost, and management fees.

The gross profit margin for Integrated Supply declined due to higher product sales combined with lower management fees. Operating expenses decreased 6.8% in the year-to-date period versus 2003 due to a reduction in data processing costs and the bad debt provision.

Operating earnings of $3.5 million through September 30, 2004, increased $0.8 million, or 29.8% versus the prior year, resulting primarily from the reduction in operating expenses.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Income and Expense
Other income and expense was $2.3 million of income for the nine months ended September 30, 2004, compared with $1.9 million of expense in the nine months ended September 30, 2003. The following table summarizes the components of other income and expense:

	Nine Months Ended Sept. 30,
	2004	2003
	(In thousands of dollars)
Other income and (expense)
Interest income (expense) — net	$423	$(2,282)
Equity in income (loss) of unconsolidated
entities — net	303	(1,880)
Gain on sale of unconsolidated entity	750	--
Unclassified — net:
Gains on sales of investment securities	50	1,208
Gains on sales of fixed assets — net	709	3,056
Write-down of investments	--	(1,614)
Other	24	(355)

Net other income and (expense)	$2,259	$(1,867)

The improvement in other income and expense for the first nine months of 2004 over the same period of 2003 was primarily attributable to higher net interest income in 2004 versus net interest expense in 2003, as well as a $2.2 million increase in the results of unconsolidated entities. The results for 2003 also included a $1.6 million write-down of investment securities, offset by $3.1 million in gains principally related to the sale of two facilities and $1.2 million in gains on the sales of investment securities.

Income Taxes
Grainger’s effective tax rate was 38.0% for the nine months ended September 30, 2004, and 40.3% for the comparable period of 2003. Excluding the effect of equity in unconsolidated entities, which is recorded net of tax, the effective income tax rate declined two percentage points versus 2003, adding $0.07 per share to diluted earnings per share for the nine months ended September 30, 2004. The reduction in the tax rate in 2004 was primarily driven by a lower tax rate in Canada and the realization of tax benefits related to operations in Mexico and to capital losses. These tax loss benefits were previously unrecognized due to the uncertainty of their realization.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition
At September 30, 2004, working capital of $1,049.5 million increased by $122.8 million over the working capital at December 31, 2003. The ratio of current assets to current liabilities was 2.6 at September 30, 2004, versus 2.3 at December 31, 2003.

Net cash flows provided by operating activities of $305.3 million and $233.1 million for the nine months ended September 30, 2004 and 2003, respectively, continued to serve as the primary source of funding operations including growth initiatives and capital expenditures, as well as the payment of long-term debt, the repurchase of shares and the payment of cash dividends. Net earnings of $196.9 million, up $31.6 million over the first nine months of 2003, and continued improvement in working capital management, were the primary drivers of the increase in cash flow from operations. Changes in operating assets and liabilities – net of business acquisition, resulted in a net source of cash of $8.8 million for the first nine months of 2004. Trade accounts payable increased due to higher inventory purchases in September compared to the 2003 year end. Increases in variable compensation were the principal driver of the increase in other current liabilities. Accounts receivable increased due to higher September sales. Current income taxes payable decreased due to the reduction in the effective tax rate, tax benefits associated with increased stock option exercise activity, and the timing and amount of estimated tax payments.

Net cash used in investing activities was $74.2 million and $89.5 million for the nine months ended September 30, 2004 and 2003, respectively. Grainger spent $66.1 million during the first nine months of 2004 on property, buildings and equipment, and $17.3 million on capitalized software, for a total of $83.4 million. In the comparable period of 2003, $57.6 million was expended for property, buildings and equipment and $5.9 million for capitalized software. Grainger also funded $36.7 million in the second quarter of 2003 to purchase Gempler’s, which is included as part of the Lab Safety segment. The results of Gempler’s operations have been included in the consolidated financial statements since the acquisition date of April 14, 2003. Also during the first nine months of 2003, Grainger used a total of $8.1 million for investments in or loans to unconsolidated entities.

Net cash used in financing activities was $240.0 million and $61.9 million for the nine months ended September 30, 2004 and 2003, respectively. During the third quarter, Grainger liquidated its cross-currency swap and paid off $140.8 million in long-term debt. Purchases of treasury stock were $75.5 million higher in the first nine months of 2004 as Grainger repurchased 1,884,000 shares, compared with 474,700 shares in the same period of 2003. As of September 30, 2004, approximately 7.2 million shares of common stock remained available under Grainger’s repurchase authorization. Dividends paid to shareholders were $53.2 million and $50.4 million for the first nine months of 2004 and 2003, respectively. Partially offsetting these cash outlays were proceeds from stock options exercised of $50.8 million and $13.9 million for the nine months ended September 30, 2004 and 2003, respectively.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit. As a result of the liquidation of the cross-currency swap and related commercial paper, total debt as a percent of total capitalization was 0.5% at September 30, 2004, compared to 7.5% at December 31, 2003.

Commitments and Other Contractual Obligations
Grainger has contractual obligations for long-term debt, operating leases, purchase obligations and projected postretirement benefit obligations that were summarized in the table of contractual obligations in Grainger’s Annual Report on Form 10-K for the year ended December 31, 2003.  Management is not aware of any material changes outside the ordinary course of business since December 31, 2003. The following are changes identified in commitments and other contractual obligations: (1) long-term debt payments totaling approximately $141 million were made in conjunction with the liquidation of the cross-currency swap, (2) additional future minimum rental commitments totaling approximately $12 million have been entered into and are due ratably over the next 2 – 10 years as a result of the market expansion project, (3) branch construction commitments for uncompleted additions to property, buildings and equipment of approximately $9 million and (4) payments totaling approximately $10 million due periodically over the next 4 years for information technology commitments.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements. Management bases its estimates on historical experience and other assumptions, which it believes are reasonable. If actual amounts are ultimately different from these estimates, the revisions are included in Grainger’s results of operations for the period in which the actual amounts become known.

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and when different estimates than those management reasonably could have made have a material impact on the presentation of Grainger’s financial condition, changes in financial condition or results of operations. For a description of Grainger’s critical accounting policies, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Forward-Looking Statements
This document contains forward-looking statements under the federal securities laws. The forward-looking statements relate to Grainger’s expected future financial results and business plans, strategies and objectives and are not historical facts. They are often identified by qualifiers such as: “believes,” “estimated,” “intends,” “projected,” “expected,” “assumptions,” “estimates,” “future,” “expects,” “reasonably likely” or similar expressions. There are risks and uncertainties the outcome of which could cause Grainger’s results to differ materially from what is projected.

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

W.W. Grainger, Inc. and Subsidiaries

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

On September 28, 2004, the U.S. Environmental Protection Agency (EPA) filed an administrative complaint against Grainger seeking a civil penalty of $0.4 million for alleged violations of federal clean-air law and regulations. The complaint alleges that Grainger sold a “non-essential” wheel chock product which contained and/or was manufactured with an ozone-depleting substance (ODS). The complaint also alleges that Grainger sold aerosol cleaning fluids containing an ODS without displaying proper notification where the products were sold. According to the complaint, Grainger sold the cleaning fluids to persons who did not provide proof that they were commercial purchasers and failed to verify that such persons were commercial purchasers. Grainger does not believe that the resolution of this matter will be material to Grainger’s results of operations or financial condition.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 — July 31	179,600	$53.42	179,600	7,926,200 shares
Aug. 1 — Aug. 31	559,345	$51.75	556,400	7,369,800 shares
Sept. 1 — Sept. 30	199,980	$53,20	172,100	7,197,700 shares

Total	938,925	$52.38	908,100	7,197,700 shares

(A)	The total number of shares purchased includes Grainger’s withholding of 30,825 shares to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(B)	Average price paid per share includes any commissions paid. Activity is reported on a settlement date basis.

(C)	Purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors. As reported in Grainger’s Form 10-Q for the quarter ended September 30, 2002, which was filed on November 11, 2002, authority under the program was restored to 10 million shares on October 30, 2002. The program has no specified expiration date. No share repurchase plan or program expired, or was terminated, during the period covered by this report.

Items 3, 4 and 5 not applicable.

W.W. Grainger, Inc. and Subsidiaries

Item 6.	Exhibits

(a)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

(11)	Computations of Earnings per Share

(31)	Rule 13a — 14(a)/15d — 14(a) Certifications
(a)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications
(a)	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. Grainger, Inc. (Registrant)
Date: November 3, 2004	By:	/s/ P. O. Loux P. O. Loux, Senior Vice President, Finance and Chief Financial Officer
Date: November 3, 2004	By:	/s/ J. E. Andringa J. E. Andringa, Vice President and Controller