Form 10-K
period 2004-12-31
GRAINGER W W INC
filed 2005-02-28
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Yes ___X____ No _______

The aggregate market value of the voting common equity held by nonaffiliates of the registrant was $4,477,602,395 as of the close of trading reported on the Consolidated Transaction Reporting System on June 30, 2004. The Company does not have nonvoting common equity.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock $0.50 par value                                                                                                                      90,665,414 shares outstanding as of January 31, 2005

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the annual meeting of shareholders of the registrant to be held on April 27, 2005, are incorporated by reference into Part III hereof.

TABLE OF CONTENTS

		Page(s)
PART I
Item 1:	BUSINESS	3 - 5
	THE COMPANY	3
	BRANCH-BASED DISTRIBUTION	3 - 4
	INDUSTRIAL SUPPLY	3 - 4
	ACKLANDS – GRAINGER INC.	4
	FINDMRO	4
	GLOBAL SOURCING	4
	PARTS	4
	MEXICO	4
	LAB SAFETY	5
	INTEGRATED SUPPLY	5
	INDUSTRY SEGMENTS	5
	COMPETITION	5
	EMPLOYEES	5
	WEB SITE ACCESS TO COMPANY REPORTS	5
Item 2:	PROPERTIES	6
Item 3:	LEGAL PROCEEDINGS	6 - 7
Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	7
Executive Officers		7
PART II
Item 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	7 - 8
Item 6:	SELECTED FINANCIAL DATA	8
Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9 - 19
Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19
Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	19
Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	20
Item 9A:	CONTROLS AND PROCEDURES	20
Item 9B:	OTHER INFORMATION	20

PART III
Item 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	21
Item 11:	EXECUTIVE COMPENSATION	21
Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	21
Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	21
Item 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES	21

PART IV
Item 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	21 - 22

Signatures		23
Certifications		59 - 62

PART I

Item 1: Business

The Company
W.W. Grainger, Inc., incorporated in the State of Illinois in 1928, is in the service business. It distributes products used by businesses and institutions across North America to keep their facilities and equipment running. In this report, the words “Grainger” or “Company” mean W.W. Grainger, Inc. and its subsidiaries.

Grainger uses a multichannel business model to serve approximately 1.6 million customers of all sizes with multiple ways to find and purchase facilities maintenance and other products through a network of branches, field sales representatives, call centers, direct marketing media and the Internet. Orders can be placed via telephone, fax, Internet or in person. Products are available for immediate pick-up or for shipment.

Operating results are reported in three segments: Branch-based Distribution, Lab Safety and Integrated Supply. The Branch-based Distribution businesses primarily serve the needs of North American businesses for facility maintenance products. Lab Safety Supply, Inc. (Lab Safety), a direct marketing company, serves customers who purchase safety, industrial and other products. Integrated Supply serves customers seeking to outsource some or all of their indirect materials management processes.

Grainger has internal business support functions which provide coordination and guidance in the areas of accounting, administrative services, business development, communications, compensation and benefits, employee development, enterprise systems, finance, human resources, insurance and risk management, internal audit, investor relations, legal, real estate and construction services, security and safety, taxes and treasury services. These services are provided in varying degrees to all business units.

Grainger does not engage in basic or substantive product research and development activities. Items are regularly added to and deleted from Grainger’s product lines on the basis of market research, recommendations of customers and suppliers, sales volumes and other factors.

Branch-based Distribution
The Branch-based Distribution businesses provide North American customers with product solutions for facility maintenance and other product needs through logistics networks, which are configured for rapid product availability. Grainger offers a broad selection of facility maintenance and other products through local branches, catalogs and the Internet. The Branch-based Distribution businesses consist of the following Grainger divisions: Industrial Supply, Acklands – Grainger Inc. (Canada), FindMRO, Export, Global Sourcing, Parts, Grainger, S.A. de C.V. (Mexico), Grainger Caribe Inc. (Puerto Rico) and China Distribution. The more significant of these businesses are described below.

Industrial Supply
Industrial Supply offers U.S. businesses and institutions a combination of product breadth, local availability, speed of delivery, detailed product information, simplicity of ordering and competitively priced products. Industrial Supply distributes material handling equipment, safety and security supplies, lighting and electrical products, tools and test instruments, pumps and plumbing supplies, cleaning and painting supplies and many other items. Its customers range from small and medium-sized businesses to large corporations and governmental and other institutions. During 2004, Industrial Supply completed an average of 89,000 sales transactions daily.

Industrial Supply operates 408 branches located in all 50 states. These branches are generally located within 20 minutes of the majority of U.S. businesses and serve the immediate needs of their local markets by allowing customers to pick up items directly from the branches.

Branches range in size from small, will-call branches to large master branches. The Grainger Express® will-call branches average 1,800 square feet, do not stock inventory and provide convenient pick-up locations. Branches primarily fulfill counter and will-call needs and provide customer service. Master branches handle a higher volume of counter and will-call customers daily, in addition to shipping to customers for other branches in their area. On average, a branch is 20,000 square feet in size, has 11 employees and handles about 136 transactions per day. In 2004, Industrial Supply opened 19 new branches, relocated 15 branches and expanded or remodeled 17 branches. Five branches were closed in 2004.

In March 2004, Industrial Supply completed the project of reconfiguring its distribution network. The new network is comprised of nine distribution centers (DCs) – five new and four redesigned facilities – which handle most of the customer shipping and also replenish branch inventories. The new facilities average more than 300,000 square feet in size. The DCs, using automated equipment and processes, ship orders, including Internet orders, directly to customers for all branches located in their service areas. The DC located in Chicago is also a national distribution center providing customers and the entire network with slower moving inventory items.

Industrial Supply sells principally to customers in industrial and commercial maintenance departments, service shops, manufacturers, hotels, government, retail organizations, transportation businesses, contractors, and healthcare and educational facilities. Sales transactions during 2004 were made to approximately 1.3 million customers. Approximately 24% of 2004 sales consisted of private label items bearing the Company’s registered trademarks, including DAYTON® (principally electric motors, heating and ventilation equipment), TEEL® (liquid pumps), SPEEDAIRE® (air compressors), AIR HANDLER® (air filtration equipment), DEM-KOTE® (spray paints), WESTWARD® (principally hand and power tools), CONDOR™ (safety products) and LUMAPRO® (task and outdoor lighting). Grainger has taken steps to protect these trademarks against infringement and believes that they will remain available for future use in its business. Sales of remaining items generally consisted of products carrying the names of other well-recognized brands.

The current Industrial Supply catalog, issued in February 2005, offers more than 82,000 facility maintenance and other products. Approximately 1.4 million copies of the catalog were produced. A CD-ROM version of the catalog supplements the paper version. Approximately 690,000 copies of the CD-ROM catalog were produced.

Customers can also purchase products through grainger.com. This Web site serves as a prominent service channel for the Industrial Supply division. Customers have access to a much larger selection of products through grainger.com than is contained in the catalog. It is available 24/7, providing real-time product availability, customer-specific pricing, multiple product search capabilities, customer personalization, and links to customer support and the fulfillment system. For large customers interested in connecting to grainger.com through sophisticated purchasing platforms, grainger.com has a universal connection. This technology translates the different data formats used by electronic marketplaces, exchanges, and e-procurement systems and allows these systems to communicate directly with Industrial Supply’s operating platform. Orders processed through grainger.com resulted in sales of $611.3 million in 2004, $478.6 million in 2003 and $419.5 million in 2002.

Industrial Supply purchases products for sale from approximately 1,100 suppliers, most of which are manufacturers. No single supplier comprised more than 10% of Industrial Supply’s purchases and no significant difficulty has been encountered with respect to sources of supply.

Acklands – Grainger Inc. (Acklands)
Acklands is Canada’s leading broad-line distributor of industrial, automotive fleet and safety supplies. It serves customers through 166 branches and five distribution centers across Canada. Acklands distributes tools, lighting products, safety supplies, pneumatics, instruments, welding equipment and supplies, motors, shop equipment and many other items. During 2004, approximately 14,000 sales transactions were completed daily. A comprehensive catalog, printed in both English and French, showcases the product line to facilitate customer selection. This catalog, with more than 43,000 products, supports the efforts of field sales representatives throughout Canada. In addition, customers can purchase products through www.acklandsgrainger.com.

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

Parts
Parts provides customers access to more than 2.5 million parts and accessories, stocking nearly 76,000 of them in its Northbrook, Illinois, warehouse. Customers can purchase parts over the telephone, at grainger.com, or through a Grainger sales representative or branch employee. Trained customer service representatives have online access to more than 300,000 pages of detailed parts diagrams. Parts handled approximately 1.5 million customer calls in 2004 through its call center in Waterloo, Iowa.

Mexico
Grainger’s operations in Mexico provide local businesses with facility maintenance and other products from both Mexico and the United States. From its six locations in Mexico and U.S. branches along the border, the business provides delivery of approximately 43,000 products throughout Mexico. One new branch was opened in 2004. The largest facility, an 85,000 square foot DC, is located outside of Monterrey, Mexico. Customers can order products using a Spanish-language general catalog or purchase them through www.grainger.com.mx.

Lab Safety
Lab Safety is a direct marketer of safety and other industrial products to U.S. and Canadian businesses. Headquartered in Janesville, Wisconsin, Lab Safety primarily reaches its customers through the distribution of multiple branded catalogs, including a CD-ROM version, and other marketing materials distributed throughout the year to targeted markets. Customers can purchase products through www.lss.com, www.benmeadows.com and www.gemplers.com.

Lab Safety offers extensive product depth, technical support and high service levels. During 2004, Lab Safety issued 11 unique catalogs covering safety supplies, material handling and facility maintenance products, lab supplies, security and other products targeted to specific customer groups. Lab Safety provides access to more than 130,000 products through its targeted catalogs.

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

In 2005, Integrated Supply will no longer offer on-site integrated purchasing and tool crib management services. It will be merged into the Industrial Supply division and be reported in the Branch-based Distribution segment. Industrial Supply plans to fulfill, but not renew, existing Integrated Supply contracts.

Industry Segments
For 2004, Grainger is reporting three industry segments: Branch-based Distribution, Lab Safety and Integrated Supply. Beginning January 1, 2005, Integrated Supply will no longer be reported as a separate segment. For segment and geographical information and consolidated net sales and operating earnings see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8: Financial Statements and Supplementary Data.”

Competition
Grainger faces competition in all markets it serves, from manufacturers (including some of its own suppliers) that sell directly to certain segments of the market, wholesale distributors, catalog houses and certain retail enterprises.

Grainger provides local product availability, sales representatives, competitive pricing, catalogs (which include product descriptions and, in certain cases, extensive technical and application data), electronic and Internet commerce technology and other services to assist customers in lowering their total facility maintenance costs. Grainger believes that it can effectively compete with manufacturers on small orders, but manufacturers may have an advantage in filling large orders.

Grainger serves a number of diverse markets. Based on available data, Grainger estimates the United States market for facilities maintenance products to be approximately $100 billion, of which Grainger’s share is between 4 and 5 percent. There are a small number of large competitors, although most of the market is served by small, local and regional competitors.

Employees
As of December 31, 2004, Grainger had 15,523 employees, of whom 13,260 were full-time and 2,263 were part-time or temporary. Grainger has never had a major work stoppage and considers employee relations to be good.

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

Item 2: Properties

As of December 31, 2004, Grainger’s owned and leased facilities totaled 17,936,000 square feet, essentially the same as 2003. Decreases due to the sale of the former New Jersey facility and to the consolidation of Canadian facilities were offset by increases related to the market expansion program. Industrial Supply and Acklands accounted for the majority of the total square footage. Industrial Supply facilities are located throughout the United States. Acklands facilities are located throughout Canada.

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

A brief description of significant facilities follows:

Location	Facility and Use	Size in Square Feet
Chicago Area (1)	Headquarters and General Offices	1,179,000
United States (1)	Nine Distribution Centers	5,100,000
United States (2)	408 Industrial Supply branch locations	8,059,000
United States and Mexico (3)	Other facilities	1,766,000
Canada (4)	166 Acklands facilities	1,832,000

	Total Square Feet	17,936,000

(1)	These facilities are either owned or leased with most leases expiring between 2005 and 2009. The owned facilities are not subject to any mortgages.
(2)	Industrial Supply branches consist of 283 owned and 125 leased properties. The owned facilities are not subject to any mortgages.
(3)	Other facilities primarily include locations for Lab Safety, other business units and properties under construction. Two facilities are located in Puerto Rico and six are located in Mexico, all of which are leased. The owned facilities are not subject to any mortgages.
(4)	Acklands facilities consist of general offices, distribution centers and branches, of which 58 are owned and 108 leased. The owned facilities are not subject to any mortgages.

Item 3: Legal Proceedings

Grainger has been named, along with numerous other nonaffiliated companies, as a defendant in litigation in various states involving asbestos and/or silica. These lawsuits typically assert claims of personal injury arising from alleged exposure to asbestos and/or silica as a consequence of products purportedly distributed by Grainger. As of January 28, 2005, Grainger is named in cases filed on behalf of approximately 3,700 plaintiffs in which there is an allegation of exposure to asbestos and/or silica. In addition, during 2004, five cases previously filed against Grainger alleging exposure to cotton dust were amended to include allegations relating to asbestos; these cases involve approximately 2,100 plaintiffs.

Grainger has denied, or intends to deny, the allegations in all of the above-described lawsuits. In 2004, lawsuits relating to asbestos and/or silica and involving approximately 700 plaintiffs were dismissed with respect to Grainger, typically based on the lack of product identification. If a specific product distributed by Grainger is identified in any of these lawsuits, Grainger would attempt to exercise indemnification remedies against the product manufacturer. In addition, Grainger believes that a substantial portion of these claims are covered by insurance. Grainger is engaged in active discussions with its insurance carriers regarding the scope and amount of coverage. While Grainger is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on Grainger’s consolidated financial position or results of operations.

On September 28, 2004, the U.S. Environmental Protection Agency (EPA) filed an administrative complaint against Grainger seeking a civil penalty of $0.4 million for alleged violations of federal clean-air law and regulations. The complaint alleges that Grainger sold a “non-essential” wheel chock product which contained and/or was manufactured with an ozone-depleting substance (ODS). The complaint also alleges that Grainger sold aerosol cleaning fluids containing an ODS without displaying proper notification where the products were sold. According to the complaint, Grainger sold the cleaning fluids to persons who did not provide proof that they were commercial purchasers and failed to verify that such persons were commercial purchasers. Grainger does not believe that the resolution of this matter will have a material adverse effect on Grainger’s consolidated financial position or results of operations.

In addition to the foregoing, from time to time Grainger is involved in various other legal and administrative proceedings that are incidental to its business. These include claims relating to product liability, general negligence, environmental issues, employment, intellectual property and other matters. As a government contractor, from time to time Grainger is also subject to governmental or regulatory inquiries or audits. It is not expected that the ultimate resolution of any of these matters will have, either individually or in the aggregate, a material adverse effect on Grainger’s consolidated financial position or results of operations.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

Executive Officers

Following is information about the Executive Officers of Grainger including age in February 2005. Executive Officers of Grainger generally serve until the next annual election of officers, or until earlier resignation or removal.

Name and Age	Positions and Offices Held and Principal Occupations and Employment During the Past Five Years

Judith E. Andringa (44)	Vice President and Controller. Before joining Grainger in 2002, she was Controller of the Foodservice Division of Kraft Foods, Inc., a position assumed in 2000 after serving Kraft as Director of Finance, Marketing Services Group.

Nancy A. Hobor (58)	Senior Vice President (formerly Vice President), Communications and Investor Relations, a position assumed in 1999.

John L. Howard (47)	Senior Vice President and General Counsel, a position assumed in 2000.

Richard L. Keyser (62)	Chairman of the Board, a position assumed in 1997, and Chief Executive Officer, a position assumed in 1995.

Larry J. Loizzo (50)	Senior Vice President (formerly Vice President) of Grainger, a position assumed in 2003, and President of Lab Safety Supply, Inc., a position assumed in 1996.

P. Ogden Loux (62)	Senior Vice President, Finance and Chief Financial Officer, a position assumed in 1997.

James T. Ryan (46)	Group President, a position assumed in April 2004 after serving as Executive Vice President, Marketing, Sales and Service (for Grainger Industrial Supply). Before assuming the last-mentioned position in 2001, he served as Vice President of Grainger and President of grainger.com.

PART II

Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends
Grainger’s common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange, with the ticker symbol GWW. The high and low sales prices for the common stock and the dividends declared and paid for each calendar quarter during 2004 and 2003 are shown below.

		Prices
	Quarters	High	Low	Dividends
2004	First	$49.02	$45.00	$0.185
	Second	57.66	47.55	0.200
	Third	58.90	50.33	0.200
	Fourth	66.99	56.26	0.200

	Year	$66.99	$45.00	$0.785

2003	First	$53.30	$41.40	$0.180
	Second	50.80	42.54	0.185
	Third	52.33	45.86	0.185
	Fourth	50.83	43.70	0.185

	Year	$53.30	$41.40	$0.735

Holders
The approximate number of shareholders of record of Grainger’s common stock as of January 31, 2005 was 1,300.

Issuer Purchases of Equity Securities – Fourth Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Oct. 1 — Oct. 31	2,601	$--	--	7,197,700 shares
Nov. 1 — Nov. 30	60,545	$58.93	52,000	7,145,700 shares
Dec. 1 — Dec. 31	66,285	$60.93	65,000	7,080,700 shares

Total	129,431	$60.04	117,000	7,080,700 shares

(A)	The total number of shares purchased includes Grainger’s retention of 12,431 shares to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs. Activity is reported on a settlement date basis.

(C)	Purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors. As reported in Grainger’s Form 10-Q for the quarter ended September 30, 2002, which was filed on November 11, 2002, authority under the program was restored to 10 million shares on October 30, 2002. The program has no specified expiration date. No share repurchase plan or program expired, or was terminated, during the period covered by this report.

Other
On May 21, 2004, Grainger timely submitted to the New York Stock Exchange (NYSE) a 2004 Annual CEO Certification, in which Grainger’s Chief Executive Officer certified that he was not aware of any violation by Grainger of the NYSE’s corporate governance listing standards as of the date of the certification.

Item 6: Selected Financial Data

	2004	2003	2002	2001	2000
	(In thousands of dollars, except for per share amounts)
Net sales	$5,049,785	$4,667,014	$4,643,898	$4,754,317	$4,977,044
Net earnings	286,923	226,971	211,567	174,530	192,903
Net earnings per basic share	3.18	2.50	2.30	1.87	2.07
Net earnings per diluted share	3.13	2.46	2.24	1.84	2.05
Total assets	2,809,573	2,624,678	2,437,448	2,331,246	2,459,601
Long-term debt
(less current maturities)	--	4,895	119,693	118,219	125,258
Cash dividends paid per share	$0.785	$0.735	$0.715	$0.695	$0.670

The results for 2004 included an effective tax rate, excluding the effect of equity in unconsolidated entities, of 35.6%, which was down from 40.0% in the prior year. The lower tax rate resulted in an increase to earnings of $19.4 million or $0.21 per diluted share. The tax rate reduction was primarily due to a lower tax rate in Canada, the realization of tax benefits related to operations in Mexico and to capital losses, the recognition of tax benefits from the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Medicare Act) and the resolution of certain federal and state tax contingencies.

The results for 2002 included an after-tax gain on the sale of securities of $4.5 million, or $0.04 per diluted share, and an after-tax gain on the reduction of restructuring reserves established for the shutdown of the Material Logic business of $1.2 million, or $0.01 per diluted share. These were offset by the cumulative effect of a change in accounting for the write-down of goodwill of $23.9 million after-tax, or $0.26 per diluted share, related to Grainger’s Canadian subsidiary.

The results for 2001 included an after-tax charge of $36.6 million, or $0.39 per diluted share, related to the restructuring charge established in connection with the closing of the Material Logic business and the write-down of investments in other digital enterprises.

The results for 2000 included an after-tax gain of $17.9 million, or $0.19 per diluted share, related to sales of investment securities.

For further information see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 3 and 5 to the Consolidated Financial Statements.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
    General. Grainger is the leading broad-line supplier of facilities maintenance and other related products in North America. For each of the three years presented in this Annual Report on Form 10-K for the year ended December 31, 2004, Grainger reported its operating results in three segments: Branch-based Distribution, Lab Safety and Integrated Supply. Grainger distributes a wide range of products used by businesses and institutions to keep their facilities and equipment up and running. Grainger uses a multichannel business model to provide customers with a range of options for finding and purchasing products through a network of branches, field sales forces, direct marketing including catalogs, and a variety of electronic and Internet channels. Grainger serves customers through a network of 582 branches, 17 distribution centers and multiple Web sites.

Beginning January 1, 2005, Grainger’s Integrated Supply business will no longer offer on-site integrated purchasing and tool crib management services and will be merged into Grainger’s Industrial Supply division within the Branch-based Distribution segment. Grainger Industrial Supply plans to fulfill, but not renew, existing Integrated Supply contracts. As such, in 2005 Integrated Supply will no longer be reported as a separate segment and Grainger will report its operating results in two segments: Branch-based Distribution and Lab Safety.

    Business Environment. Several economic factors and industry trends shape Grainger’s business environment. The current overall economy and leading economic indicators forecast by economists provide insight into anticipated economic factors for the near term and help in the development of projections for the upcoming year. At the start of 2005, the Consensus Forecast-USA is predicting GDP and Industrial Production growth of 3 to 4 percent for 2005.

In 2004, Grainger benefited from the economic recovery in the United States. Grainger’s sales correlate positively with production growth. With the improvement in Industrial Production and general growth in the economy, Grainger realized an increase in sales across all customer segments. Grainger’s sales also tend to increase when non-farm payrolls grow, especially during economic recoveries. Non-farm payrolls increased approximately 1%, on average, in 2004 over 2003. For 2004, Grainger benefited from the combination of increased Industrial Production and non-farm payroll growth.

The light and heavy manufacturing customer segments, which comprised over 25% of Grainger’s total 2004 sales, have historically correlated with manufacturing employment levels and manufacturing production. Manufacturing employment levels increased less than 1% during 2004, while manufacturing output increased approximately 4.8%. This contributed to the double-digit sales growth in the light and heavy manufacturing customer segments for Grainger in 2004. Economic forecasts suggest that the manufacturing sector will continue to expand in 2005.

In 2004, Grainger launched a multiyear initiative to strengthen its presence in top metropolitan markets and better position itself to serve the local customer. The success of the market expansion program is expected to be a driver of growth in 2005 and beyond. Three phases of the market expansion program were in progress at December 31, 2004, and are scheduled for completion in 2005. Additional phases are scheduled for 2005 and beyond.

The customer’s buying behavior is also important in Grainger’s business environment. Grainger believes that customers will continue to focus on reducing their cost to procure facilities maintenance products. Grainger is therefore increasing product information available to employees for improved service to customers by installing an upgraded SAP operating system and accelerating the replacement of its legacy information systems with a new integrated software package also provided by SAP, starting with the U.S. branch-based businesses. Integration, volume and user acceptance testing is currently scheduled for the third quarter of 2005.

Grainger’s financial strength, including its low debt and strong cash flow, leaves it well positioned to fund major initiatives, improve effectiveness and accelerate top line growth. Capital spending in 2004 related to the branch network and information technology was approximately $118 million, with total capital expenditures of nearly $161 million. Capital spending was approximately $20 million higher than the most recent forecast due to the acceleration of the replacement and upgrade of the branch communication systems and the ongoing SAP initiatives.

In 2005, total capital expenditures of $150 to $180 million are anticipated. Grainger intends to continue its investment in the market expansion program and information technology enhancements with spending planned for the following major projects:

• $60 to $70 million for continued market expansion; • $35 to $40 million for information technology; and • $10 to $12 million for Canadian branch programs.

Capital spending for the market expansion program may be affected by lease or purchase decisions, based on availability of facilities.

    Matters Affecting Comparability. Grainger’s operating results for 2004 included a full year of operating results of Gempler’s. Grainger’s operating results for 2003 included the results of Gempler’s only from the acquisition date of April 14, 2003. Gempler’s results are included in the Lab Safety segment.

Grainger has made reclassifications to the prior years ended December 31, 2003 and 2002, to reduce cost of merchandise sold and increase operating (advertising) expenses for vendor provided funding in order to maintain comparable reporting with the year ended December 31, 2004. See Note 2 to the Consolidated Financial Statements.

Results of Operations
The following table is included as an aid to understanding changes in Grainger’s Consolidated Statements of Earnings:

	For the Years Ended December 31,
	Items in Consolidated Statements of Earnings
	As a Percent of Net Sales			Percent Increase/(Decrease) from Prior Year
	2004	2003	2002	2004	2003
Net sales	100.0%	100.0%	100.0%	8.2%	0.5%
Cost of merchandise sold	62.2	63.8	64.3	5.6	(0.3)
Gross profit	37.8	36.2	35.7	12.7	1.9
Operating expenses	29.1	27.9	27.2	12.5	3.0
Operating earnings	8.7	8.3	8.5	13.5	(1.5)
Other income (expense)	0.1	(0.1)	0.1	190.9	(231.8)
Income taxes	3.1	3.3	3.5	2.7	(5.1)
Cumulative effect of
accounting change — expense	--	--	0.5	N/A	100.0
Net earnings	5.7%	4.9%	4.6%	26.4%	7.3%

2004 Compared to 2003
Grainger’s net sales for 2004 of $5,049.8 million were up 8.2% versus 2003. The increase in net sales was a result of the strengthening in the manufacturing and commercial sectors. Full year results also benefited from the completion of the logistics network upgrade, which improved product availability, as well as from the launch of the market expansion project, an expanded sales force and new communication technology in the U.S. branches. The increase in net sales was realized in the Branch-based Distribution and Lab Safety segments of the business, while net sales in the Integrated Supply segment were essentially flat year over year.

The gross profit margin of 37.8% in 2004 improved 1.6 percentage points over the gross profit margin of 36.2% in 2003, principally due to product cost reduction programs, including the global sourcing of products, combined with selected price increases in 2004 and the positive effect of product mix. These margin improvements were partially offset by unfavorable changes in selling price category mix.

Grainger’s operating earnings of $439.5 million in 2004 increased $52.3 million, or 13.5%, over the prior year. The operating margin of 8.7% in 2004 improved 0.4 percentage point over 2003, as the combined effect of increased sales and improvement in gross profit margin exceeded the increase in operating expenses. Operating expenses were up 12.5% in 2004 principally due to higher variable compensation and benefits associated with the improved performance for the year, as well as to incremental costs related to the market expansion and information technology programs.

In 2004, net earnings of $286.9 million increased $60.0 million, or 26.4%, over the prior year. The growth in net earnings was due to the improvement in operating earnings, higher interest income and a lower tax rate. Diluted earnings per share for 2004 of $3.13 were 27.2% higher than the $2.46 for 2003.

Segment Analysis
The following comments at the segment level include external and intersegment net sales and operating earnings. Comments at the business unit level include external and inter- and intrasegment net sales and operating earnings. See Note 21 to the Consolidated Financial Statements.

Branch-based Distribution
Net sales of $4,520.0 million in 2004 increased 8.5% over 2003 net sales of $4,167.2 million. Sales in the United States were up 8.2% over the prior year. All customer segments increased, with the strongest sales growth in the manufacturing and commercial sectors. National account sales, which include all customer segments, were up 12%. Sales to government accounts were up 5% primarily due to increased sales to the U.S. Postal Service and to federal, state and local governments. Sales processed through the grainger.com Web site were $611.3 million for 2004, an increase of 27.7% over 2003.

Net sales in Canada were 11.1% higher in 2004 than in 2003, benefiting primarily from a favorable Canadian exchange rate. In local currency, sales increased 3.3%, primarily due to a strengthening in the Canadian economy in the second half of the year driven by the natural resources sector. Sales in Mexico were up 15.4% in 2004 as compared to 2003, driven by an improving local economy, expanded telesales operations and several branch facility enhancements during the year.

Cost of merchandise sold of $2,778.2 million increased $148.6 million, or 5.6%, over 2003 due to increased volume, while gross profit margins improved 1.6 percentage points to 38.5% in 2004 from 36.9% in 2003. Contributing to the improvement in gross profit margin were product cost reduction programs, which included the global sourcing of additional products, combined with selected price increases and the positive effect of product mix. These margin improvements were partially offset by unfavorable changes in selling price category mix.

Operating expenses for the Branch-based Distribution businesses increased 11.6% in 2004. Operating expenses were up primarily as a result of higher sales commissions and bonus and profit sharing accruals associated with the improved 2004 performance, as well as increased costs related to strategic initiatives such as the market expansion program and technology upgrades. Partially offsetting these increases was improved productivity achieved from the redesigned logistics network.

In 2004, operating earnings of $461.4 million increased by $71.2 million, or 18.2%, over 2003. The effect of sales growth, combined with the improvement in gross profit margin, more than offset the increase in operating expenses.

Lab Safety
Net sales at Lab Safety were $336.7 million in 2004, an increase of $31.2 million, or 10.2%, when compared with $305.5 million of sales in 2003. Higher sales were principally driven by growth in nonsafety products. Sales through Lab Safety’s Web sites were up 26.1% in 2004 over 2003. Also contributing to the year-over-year increase were incremental sales from Gempler’s, which was acquired on April 14, 2003. Excluding Gempler’s, sales increased 6.1% over 2003.

The gross profit margin of 41.8% decreased 0.4 percentage point when compared to the gross profit margin of 42.2% for 2003. Contributing to the decline was the negative effect of selling price category mix combined with the effect of a full year of Gempler’s sales which carry a lower gross profit margin.

Operating expenses were $95.3 million in 2004, up $8.4 million, or 9.6%, over 2003. The increase over the prior year was principally driven by higher variable compensation expense related to the strong performance for the year, higher catalog media costs and higher benefits expenses from increases in healthcare costs. Also contributing to the increase were costs associated with Gempler’s for a full year in 2004 versus a partial year in 2003.

Operating earnings of $45.5 million were up 8.6% in 2004 over 2003, resulting primarily from the increase in sales, partially offset by the lower gross profit margin and increased operating expenses.

Integrated Supply
Integrated Supply net sales of $211.1 million in 2004 were down $0.6 million, or essentially flat when compared with 2003. Incremental sales at ten new customer locations were more than offset by the disengagement of two large customers late in 2003, lower sales to two large customers and lower management fees. Sales included both product sales, which are passed through to the customer at cost, and management fees.

Gross profit declined $0.8 million in 2004 and the gross profit margin of 11.6% declined 0.3 percentage point from 11.9% in 2003. The primary driver of these declines was lower management fees. Operating expenses decreased slightly in 2004, down 0.5%, principally due to a reduction in data processing costs and related contract services.

Operating earnings of $2.5 million for 2004 for Integrated Supply declined $0.7 million, or 23.1%, compared to $3.2 million in 2003.

Other Income and Expense
Other income and expense was $5.6 million of income in 2004, an improvement of $11.8 million as compared with $6.2 million of expense in 2003. The following table summarizes the components of other income and expense:

	For the Years Ended December 31,
	2004	2003
	(In thousands of dollars)
Other income and (expense)
Interest income (expense) — net	$1,988	$(2,668)
Equity in income (loss) of unconsolidated entities — net	996	(2,288)
Gain on sale of unconsolidated entity	750	--
Write-off of investments in unconsolidated entities	--	(1,921)
Unclassified — net:
Gains on sales of investment securities	50	1,208
Write-down of investment securities	--	(1,614)
Gains (losses) on sales of fixed assets — net	1,725	1,607
Other	100	(495)

	$5,609	$(6,171)

The improvement in other income and expense in 2004 over 2003 was primarily attributable to net interest income in 2004 versus net interest expense in 2003, as well as a $3.3 million improvement in the results of unconsolidated entities. The change to net interest income in 2004 from net interest expense in 2003 was due to the combination of higher interest rates and invested balances, together with the reduction in outstanding long-term debt balances. Additionally, 2003 included $1.9 million in expense for the write-off of investments in two Asian joint ventures and $1.6 million in expense for the write-down of investment securities. See Note 9 to the Consolidated Financial Statements.

Income Taxes
Income taxes of $158.2 million in 2004 increased 2.7% as compared with $154.1 million in 2003.

Grainger’s effective tax rates were 35.5% and 40.4% in 2004 and 2003, respectively. Excluding the effect of equity in unconsolidated entities and the write-off of these investments, which are recorded net of tax, the effective income tax rates were 35.6% for 2004 and 40.0% for 2003. The tax rate reduction was primarily due to a lower tax rate in Canada, as well as the realization of tax benefits related to operations in Mexico and to capital losses, the recognition of tax benefits from the Medicare Act and the resolution of certain federal and state tax contingencies.

For 2005, Grainger is projecting its estimated effective tax rate to be 37.0%, excluding the effects of equity in unconsolidated entities.

2003 Compared to 2002
Grainger’s net sales of $4,667.0 million for 2003 were essentially flat compared to 2002. Full-year results were affected by the general weakness in the U.S. economy. Sales in the Branch-based Distribution business segment increased $19.2 million over 2002, or 0.5%, generally unchanged year over year. Revenue increased in the Lab Safety segment, while sales for Integrated Supply declined.

Despite the limited sales growth experienced during the year, gross profit margins improved in 2003 to 36.2% from 35.7%, principally due to favorable changes in product mix and selected price increases designed to offset increased freight and other costs. Grainger’s operating earnings of $387.3 million in 2003 decreased 1.5% from the prior year. Operating margins declined to 8.3% in 2003 from 8.5% in 2002 reflecting higher operating expenses year over year. The principal driver of the operating expense increase was higher severance and healthcare expenses.

Grainger’s net earnings of $227.0 million in 2003 increased $15.4 million, or 7.3%, as compared with 2002 net earnings of $211.6 million. Diluted earnings per share for the year increased to $2.46 in 2003 from $2.24 in 2002. In 2002, Grainger recorded a $23.9 million after-tax charge for the cumulative effect of a change in accounting principle. The results for 2002 also included an after-tax gain of $1.2 million, or $0.01 per diluted share, from the reduction of restructuring reserves established for the shutdown of Material Logic.

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

Sales growth through Internet channels continued in 2003, 15.9% over 2002 and represented 12.6% of segment sales.

Sales in Canada increased 15.4% in 2003, principally due to a favorable exchange rate. In local currency, sales grew 2.7%, primarily in Ontario and national accounts. In Mexico, sales declined 3.7% in 2003 as compared with 2002, principally due to a weak economy in Mexico.

Cost of merchandise sold of $2,629.7 million for 2003 in the Branch-based Distribution businesses was essentially flat compared to $2,638.6 million in 2002. Gross profit margins increased 0.5 percentage point to 36.9% in 2003 from 36.4% in 2002. Selected price increases designed to offset increased freight and other costs both in the United States and Canada, combined with a favorable change in product mix, contributed to the margin increase.

Branch-based Distribution operating expenses increased 2.9% in 2003, primarily due to higher severance and healthcare expenses and increased occupancy costs.

Operating earnings of $390.2 million in 2003 declined by $4.7 million, or 1.2%, as compared with 2002. The increase in operating expenses year over year more than offset the improvement in gross profit margin.

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

The gross profit margin of 42.2% decreased 0.7 percentage point due to incremental sales of Gempler’s products, which have lower gross margins than the rest of Lab Safety’s products. In addition, in 2003 there was a shift in sales mix to lower margin new product sales.

Lab Safety operating expenses of $87.0 million increased 14.6% in 2003, when compared with $75.9 million for 2002. The primary driver of the year-over-year increase was the incremental costs associated with the addition of Gempler’s during the year and higher spending on catalog media.

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

Other Income and Expense
Other income and expense was $6.2 million of expense in 2003, an unfavorable change of $10.9 million as compared with $4.7 million of income in 2002. The following table summarizes the components of other income and expense:

	For the Years Ended December 31,
	2003	2002
	(In thousands of dollars)
Other income and (expense)
Interest income (expense) — net	$(2,668)	$(1,590)
Equity in loss of unconsolidated entities — net	(2,288)	(3,025)
Write-off of investments in unconsolidated entities	(1,921)	--
Unclassified — net:
Gains on sales of investment securities	1,208	7,308
Write-off of investment securities	(1,614)	(3,192)
Gains (losses) on sales of fixed assets — net	1,607	5,219
Other	(495)	(38)

	$(6,171)	$4,682

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

Grainger’s effective tax rates were 40.4% and 40.8% in 2003 and 2002, respectively. Excluding the effect of the equity losses in unconsolidated entities and the write-off of these investments, which did not result in tax benefits, the effective income tax rates were 40.0% for 2003 and 40.5% for 2002. This change in effective tax rate was primarily driven by lower nondeductible losses in Mexico and a lower tax rate in Canada.

Cumulative Effect of Accounting Change
Effective January 1, 2002, Grainger adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”

In the second quarter of 2002, Grainger completed the initial process of evaluating goodwill for impairment under SFAS No. 142. Fair values of reporting units were estimated using a present value method that discounted future cash flows. When available and as appropriate, comparative market multiples were used to corroborate results of the discounted cash flows. As a result of the application of the impairment methodology introduced by SFAS No. 142, Grainger recorded a noncash charge to earnings of $32.3 million ($23.9 million after-tax, or $0.26 per diluted share) related to the write-down of goodwill of its Canadian subsidiary, Acklands. Previous accounting rules required a comparison of book value to undiscounted cash flows, whereas the new rules require a comparison of book value to discounted cash flows, which are lower. See Note 3 to the Consolidated Financial Statements.

Financial Condition
Grainger expects its strong working capital position and cash flows from operations to continue, allowing it to fund its operations including growth initiatives and capital expenditures, as well as the payment of long-term debt, the repurchases of shares and the payment of cash dividends at or above historical levels.

Cash Flow
Net cash flows from operations of $406.5 million in 2004, $394.1 million in 2003 and $303.5 million in 2002 continued to improve Grainger’s financial position and serve as the primary source of funding. Net cash provided by operations increased $12.4 million in 2004 over 2003 driven primarily by increased net earnings. The Change in operating assets and liabilities – net of business acquisition and joint venture contributions generated cash of $8.3 million in 2004. Trade accounts payable increased due to higher inventory purchases in the fourth quarter of 2004. Increases in profit sharing and bonus accruals, driven by an improved 2004 performance, resulted in an increase in other current liabilities. These changes were essentially offset by increases in inventory, as well as trade accounts receivable, which were up due to higher December sales. The increase in net cash flows from operations from 2002 to 2003 was primarily attributable to increased net earnings and an improvement in working capital management. A reduction in inventory, resulting from efficiencies realized from the redesigned logistics network, was partially offset by a decrease in trade accounts payable from lower inventory purchases during the fourth quarter of 2003.

Net cash flows used in investing activities were $142.4 million, $105.3 million and $105.8 million for 2004, 2003 and 2002, respectively. Capital expenditures for property, buildings, equipment and capitalized software were $160.8 million, $80.5 million and $144.0 million in 2004, 2003 and 2002, respectively. Additional information regarding capital spending is detailed in the Capital Expenditures section below. In 2003, Grainger also funded $36.7 million to purchase Gempler’s, which is part of the Lab Safety segment. The results of operations for Gempler’s have been included in the consolidated financial statements since the acquisition date of April 14, 2003.

Net cash flows used in financing activities for 2004, 2003 and 2002 were $240.6 million, $97.9 million and $158.1 million, respectively. During 2004, Grainger liquidated its cross-currency swap and related commercial paper debt with payments totaling $140.8 million. Grainger’s funding of treasury stock purchases increased $59.7 million in 2004, as Grainger repurchased 2,001,000 shares in 2004, compared with 918,300 shares in 2003. Treasury stock purchases were 2,221,500 in 2002. As of December 31, 2004, approximately 7.1 million shares of common stock remained available under Grainger’s repurchase authorization. Dividends paid to shareholders were $71.2 million in 2004, $67.3 million in 2003 and $66.5 million in 2002. Partially offsetting these cash outlays were proceeds from stock options exercised of $72.3 million, $15.2 million and $17.1 million for 2004, 2003 and 2002, respectively.

Working Capital
Internally generated funds have been the primary source of working capital and for funds used in business expansion, supplemented by debt as circumstances dictated. In addition, funds were expended for facilities optimization and enhancements to support growth initiatives, as well as for business and systems development and other infrastructure improvements.

Working capital was $1,092.3 million at December 31, 2004, compared with $926.8 million at December 31, 2003, and $898.7 million at December 31, 2002. At these dates, the ratio of current assets to current liabilities was 2.6, 2.3 and 2.5, respectively. The current ratio increased in 2004 principally due to Grainger’s liquidation of the cross-currency swap and related commercial paper debt that had been classified in current liabilities in 2003.

Capital Expenditures
In each of the past three years, a portion of operating cash flow has been used for additions to property, buildings, equipment and capitalized software as summarized in the following table:

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands of dollars)

Land, buildings, structures and improvements	$41,929	$24,960	$61,083
Furniture, fixtures, machinery and equipment	86,347	49,104	72,895

Subtotal	128,276	74,064	133,978
Capitalized software	32,482	6,422	10,047

Total	$160,758	$80,486	$144,025

In 2004, Grainger’s investments included the market expansion program, which is designed to re-align branches in several metropolitan markets, ongoing SAP initiatives, an upgrade of the branch communication systems and expenditures related to Canadian branch and systems projects. Capital expenditures in 2003 related to Grainger’s investment in its logistics network, which was completed in March 2004, spending for information technology upgrades, as well as the normal, recurring replacement of equipment. Capital spending in 2002 reflects incremental spending for the logistics network project that began in 2000.

Capital expenditures are expected to range between $150 to $180 million in 2005 and include investments for the ongoing market expansion program, information technology and Canadian branch programs, as well as other general projects including the normal, recurring replacement of equipment. Grainger believes that cash flows from operations will remain strong and expects to fund the 2005 capital investments from existing working capital.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit. At December 31, 2004, Grainger’s long-term debt rating by Standard & Poor’s was AA+. Grainger’s available lines of credit, as further discussed in Note 12 to the Consolidated Financial Statements, were $250.0 million, $265.4 million and $264.7 million, as of December 31, 2004, 2003 and 2002, respectively. Total debt as a percent of total capitalization was 0.5%, 7.5% and 7.2% as of the same dates.

In September 2002, Grainger received net proceeds of $113.7 million from the issuance of commercial paper. The proceeds were used to repay outstanding long-term debt in the amount of C$180.4 million. The long-term debt that was repaid with the proceeds of the commercial paper issuance had been designated by Grainger as a nonderivative hedge of Grainger’s net investment in its Canadian subsidiary. Grainger entered into a two-year cross-currency swap on September 25, 2002, which replaced the Canadian dollar long-term debt as a hedge of the net investment in Grainger’s Canadian subsidiary. The counterparty to the financial instrument was an investment grade financial institution. Grainger did not incur any loss from nonperformance by this counterparty. Since Grainger had the ability to refinance the commercial paper with debt having a longer maturity, and its intent was to keep the debt outstanding for the two-year period of the cross-currency swap, the commercial paper was originally classified as long-term debt. At December 31, 2003, Grainger had not determined if it would renew the cross-currency swap when it came due in 2004 and as a result the commercial paper debt was classified as Current maturities of long-term debt. On September 27, 2004, the cross-currency swap and related commercial paper debt matured and were liquidated with payments totaling $140.8 million. See Note 14 to the Consolidated Financial Statements.

Grainger believes any circumstances that would trigger early payment or acceleration with respect to any outstanding debt securities would not have a material impact on its results of operations or financial condition. Holders of industrial revenue bonds have various rights to require Grainger to redeem these bonds, thus they are classified as Current maturities of long-term debt.

Commitments and Other Contractual Obligations
At December 31, 2004, Grainger’s contractual obligations, including estimated payments due by period, are as follows:

	Payments Due by Period
	Total Amounts Committed	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
	(In thousands of dollars)

Long-term debt obligations	$9,485	$9,485	$--	$--	$--
Capital lease obligations	--	--	--	--	--
Operating lease obligations	85,870	22,728	31,190	19,487	12,465
Purchase obligations:
Uncompleted additions
to property, buildings
and equipment	48,224	41,954	6,270	--	--
Commitments to
purchase inventory	186,391	186,391	--	--	--
Other purchase
obligations	115,656	67,799	46,123	1,734	--
Other long-term liabilities
reflected on the balance sheet	--	--	--	--	--

Total	$445,626	$328,357	$83,583	$21,221	$12,465

Purchase obligations consist primarily of inventory purchases made in the normal course of business to meet operating needs. While purchase orders for both inventory purchases and noninventory purchases are generally cancelable without penalty, certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

The Commitments and Other Contractual Obligations table does not include $74.7 million of accrued employment-related benefits costs, of which $45.8 million is related to Grainger’s postretirement benefits. These amounts are excluded because a portion of the projected benefit payments has already been funded by Grainger and the timing of future funding requirements is not known. See Note 13 to the Consolidated Financial Statements.

See also Notes 14 and 15 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements
Grainger does not have any material exposures to off-balance sheet arrangements. Grainger does not have any variable interest entities or activities that include nonexchange-traded contracts accounted for at fair value.

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

The discount rate assumptions used by management reflect the rates available on high-quality fixed income debt instruments as of December 31, the measurement date, of each year in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” A lower discount rate increases the present value of benefit obligations and net periodic postretirement benefit costs. As of December 31, 2004, Grainger reduced the discount rate used in the calculation of its postretirement plan obligation from 6.00% to 5.75% to reflect the decline in interest rates. Grainger estimates that the reduction in the expected discount rate will decrease 2005 pretax earnings by approximately $0.6 million.

Grainger considers the long-term historical actual return on plan assets and the historical performance of the Standard & Poor’s 500 Index to develop its expected long-term return on plan assets. In 2004, Grainger maintained the expected long-term rate of return on plan assets of 6.0% (net of tax at 40%) based on the historical average of long-term rates of return.

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

Allowance for Doubtful Accounts. Grainger uses several factors to estimate the allowance for uncollectible accounts receivable including the age of the receivable and the historical ratio of actual write-offs to the age of the receivable. The analyses performed also take into consideration economic conditions that may have an impact on a specific industry, group of customers or a specific customer.

Write-offs could be materially different than the reserves provided if economic conditions change or actual results deviate from historical trends.

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

Income Taxes. Grainger accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The tax balances and income tax expense recognized by Grainger are based on management’s interpretations of the tax laws of multiple jurisdictions. Income tax expense reflects Grainger’s best estimates and assumptions regarding, among other items, the level of future taxable income, interpretation of tax laws and tax planning opportunities. Future tax authorities’ rulings and future changes in tax laws and their interpretation, changes in projected levels of taxable income and future tax planning strategies could impact the actual effective tax rate and tax balances recorded by Grainger.

Other. Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies relating to revenue recognition, depreciation, intangibles, long-lived assets and warranties require judgments on complex matters that are often subject to multiple external sources of authoritative guidance such as the Financial Accounting Standards Board and the Securities and Exchange Commission. Possible changes in estimates or assumptions associated with these policies are not expected to have a material effect on the financial condition or results of operations of Grainger. More information on these additional accounting policies can be found in Note 2 to the Consolidated Financial Statements.

Inflation and Changing Prices
Inflation during the last three years has not had a significant effect on operations. The predominant use of the last-in, first-out (LIFO) method of accounting for inventories and accelerated depreciation methods for financial reporting and income tax purposes result in a substantial recognition of the effects of inflation in the financial statements.

The major impact of inflation is on buildings and improvements, where the gap between historic cost and replacement cost continues for these long-lived assets. The related depreciation expense associated with these assets increases if adjustments were to be made for the cumulative effect of inflation.

Grainger believes the most positive means to combat inflation and advance the interests of investors lies in the continued application of basic business principles, which include improving productivity, increasing working capital turnover and offering products and services which can command appropriate prices in the marketplace.

Forward-Looking Statements
This document contains forward-looking statements under the federal securities laws. The forward-looking statements relate to Grainger’s expected future financial results and business plans, strategies and objectives and are not historical facts. They are often identified by qualifiers such as “will,” “expects,” “intends,” “is likely,” “anticipated,” “scheduled,” “believes,” “positioned to,” “continue,” “estimates,” “forecast,” “predicting,” “projection,” “potential,” “assumption” or similar expressions. There are risks and uncertainties the outcome of which could cause Grainger’s results to differ materially from what is projected.

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

Trends and projections could also be affected by general industry and market conditions, gross domestic product growth rates, general economic conditions including interest rate and currency rate fluctuations, global and other conflicts, employment levels and other factors.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Grainger is exposed to foreign currency exchange risk related to its transactions, assets and liabilities denominated in foreign currencies. During a portion of 2004 and all of 2003, Grainger partially hedged its net Canadian dollar investment in Acklands with a cross-currency swap agreement. This agreement was terminated in 2004. See Note 14 to the Consolidated Financial Statements. For 2004, a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect Grainger and its joint ventures would have resulted in a $0.9 million decrease in net income. Comparatively, in 2003 a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect Grainger and its joint ventures would have resulted in a $0.4 million decrease in net income. A uniform 10% weakening of the U.S. dollar would have resulted in a $1.1 million increase in net income for 2004, as compared with an increase in net income of $0.3 million for 2003. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in potential changes in sales levels or local currency prices. Grainger does not hold derivatives for trading purposes.

Grainger is also exposed to interest rate risk in its debt portfolio. During 2004 and 2003, all of its long-term debt was variable rate debt. A one-percentage-point increase in interest rates paid by Grainger would have resulted in a decrease to income of approximately $0.7 million for 2004 and $0.9 million for 2003. A corresponding increase in net income for the noted periods would have resulted had the interest rates paid decreased by one percentage point. This sensitivity analysis of the effects of changes in interest rates on long-term debt does not factor in potential changes in exchange rates or long-term debt levels. Grainger’s level of interest rate risk has been reduced due to the liquidation of the cross-currency swap and related commercial paper debt during 2004. See Note 14 to the Consolidated Financial Statements.

Grainger is not exposed to commodity price risk since it purchases its goods for resale and does not purchase commodities directly.

Item 8: Financial Statements and Supplementary Data

The financial statements and supplementary data are included on pages 25 to 58. See the Index to Financial Statements and Supplementary Data on page 24.

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

Internal Control over Financial Reporting

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

The management of W.W. Grainger, Inc. (Grainger) is responsible for establishing and maintaining adequate internal control over financial reporting. Grainger’s internal control system was designed to provide reasonable assurance to Grainger’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance with respect to the preparation and presentation of financial statements.

Grainger’s management assessed the effectiveness of Grainger’s internal control over financial reporting as of December 31, 2004, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on its assessment under that framework and the criteria established therein, Grainger’s management concluded that Grainger’s internal control over financial reporting was effective as of December 31, 2004.

Grant Thornton LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of Grainger’s internal control over financial reporting as of December 31, 2004, as stated in their report which is included herein.

(b)	Attestation Report of the Registered Public Accounting Firm

The report from Grant Thornton LLP on its audit of management’s assessment of the effectiveness of Grainger’s internal control over financial reporting as of December 31, 2004, is included on page 25.

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in Grainger’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

Item 9B: Other Information

None.

PART III

Item 10: Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 27, 2005, under the captions “Election of Directors,” “Board of Directors and Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information required by this item regarding executive officers of Grainger is set forth in Part I of this report under the caption “Executive Officers.”

Grainger has adopted a code of ethics that applies to the chief executive officer, chief financial officer and chief accounting officer. This code of ethics is incorporated into Grainger’s business conduct guidelines for directors, officers and employees. A copy of the business conduct guidelines is available at www.grainger.com/investor and is also available in print without charge to any person upon request to Grainger’s Corporate Secretary. Similarly available is a copy of the Operating Principles for the Board of Directors, Grainger’s corporate governance guidelines. Grainger intends to satisfy the annual disclosure requirement under Item 5.05 of Form 8-K relating to its code of ethics by posting such information on its Web site.

Item 11: Executive Compensation

The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 27, 2005, under the captions “Director Compensation” and “Executive Compensation.”

Item 12: Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 27, 2005, under the captions “Ownership of Grainger Stock” and “Equity Compensation Plans.”

Item 13: Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 27, 2005, under the caption “Director Compensation.”

Item 14: Principal Accounting Fees and Services

The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 27, 2005, under the caption “Audit Fees and Audit Committee Pre-Approval Policies and Procedures.”

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements. See Index to Financial Statements and Supplementary Data.

2.	Financial Statement Schedules. The schedules listed in Reg. 210.5-04 have been omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits:

(3)	(a)	Restated Articles of Incorporation, incorporated by reference to Exhibit 3(i) to Grainger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(b)	Bylaws, as amended, incorporated by reference to Exhibit 3(ii) to Grainger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Agreement dated as of April 28, 1999 between Grainger and Fleet National Bank (formerly Bank Boston, NA), as rights agent, incorporated by reference to Exhibit 4 to Grainger’s Current Report on Form 8-K dated April 28, 1999, and related letter concerning the appointment of EquiServe Trust Company, N.A., as successor rights agent, effective August 1, 2002, incorporated by reference to Exhibit 4 to Grainger’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(b)	No instruments which define the rights of holders of Grainger’s Industrial Development Revenue Bonds are filed herewith, pursuant to the exemption contained in Regulation S-K, Item 601(b)(4)(iii). Grainger hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any such instrument.

(10)	Material Contracts: Compensatory Plans or Arrangements

(i)	Director Stock Plan, as amended, incorporated by reference to Exhibit 10(d)(i) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 1998.

(ii)	Office of the Chairman Incentive Plan, incorporated by reference to Appendix B of Grainger’s Proxy Statement dated March 26, 1997.

(iii)	1990 Long-Term Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10(a) to Grainger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(iv)	2001 Long-Term Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10(b) to Grainger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(v)	Executive Death Benefit Plan, as amended, incorporated by reference to Exhibit 10(b)(v) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2001.

(vi)	Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10(e) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 1989.

(vii)	1985 Executive Deferred Compensation Plan, as amended, incorporated by reference to Exhibit 10(d)(vii) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 1998.

(viii)	Supplemental Profit Sharing Plan, as amended, incorporated by reference to Exhibit 10(viii) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2003.

(ix)	Form of Change in Control Employment Agreement between Grainger and certain of its executive officers, incorporated by reference to Exhibit 10(c) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 1999.

(x)	Voluntary Salary and Incentive Deferral Plan, incorporated by reference to Exhibit 10(x) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2003.

(xi)	Summary Description of 2005 Management Incentive Program.

(xii)	Separation Agreement and General Release dated March 31, 2004, by and among Grainger, John W. Slayton, Jr. (who previously served as Senior Vice President, Supply Chain Management of Grainger) and Elizabeth Slayton, incorporated by reference to Exhibit 10(c) to Grainger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(xiii)	Separation Agreement and General Release dated May 5, 2004, by and among Grainger, Wesley M. Clark (who previously served as President and Chief Operating Officer of Grainger) and Deborah Clark, incorporated by reference to Exhibit 10(d) to Grainger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(xiv)	Separation Agreement and General Release dated November 30, 2004, by and between Grainger and James A. Garman (who previously served as Senior Vice President, Human Resources of Grainger).

(xv)	Summary Description of Directors Compensation Program effective January 1, 2005.

(11)	Computations of Earnings Per Share.

(21)	Subsidiaries of Grainger.

(23)	Consent of Independent Registered Public Accounting Firm.

(31)	Rule 13a – 14(a)/15d – 14(a) Certifications

(a)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

(a)	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Grainger has duly issued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: February 25, 2005

W.W. GRAINGER, INC.

By:	/s/ Richard L. Keyser

Richard L. Keyser Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Grainger on February 25, 2005, in the capacities indicated.

/s/ Richard L. Keyser	/s/ John W. McCarter, Jr.

Richard L. Keyser Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Director)	John W. McCarter, Jr. Director

/s/ P. Ogden Loux	/s/ Neil S. Novich

P. Ogden Loux Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	Neil S. Novich Director

/s/ Judith E. Andringa	/s/ Gary L. Rogers

Judith E. Andringa Vice President and Controller (Principal Accounting Officer)	Gary L. Rogers Director

/s/ Brian P. Anderson	/s/ James D. Slavik

Brian P. Anderson Director	James D. Slavik Director

/s/ Wilbur H. Gantz	/s/ Harold B. Smith

Wilbur H. Gantz Director	Harold B. Smith Director

/s/ David W. Grainger

David W. Grainger Director

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
December 31, 2004, 2003 and 2002

Page(s)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	25

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS	26

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS	27

CONSOLIDATED BALANCE SHEETS	28 - 29

CONSOLIDATED STATEMENTS OF CASH FLOWS	30 - 31

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY	32 - 33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	34 - 56

EXHIBIT 11 - COMPUTATIONS OF EARNINGS PER SHARE	57

EXHIBIT 23 - CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
W.W. Grainger, Inc.

We have audited the accompanying consolidated balance sheets of W.W. Grainger, Inc., and Subsidiaries as of December 31, 2004, 2003 and 2002, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for the three years then ended. We have also audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that W.W. Grainger, Inc., and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). W.W. Grainger, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and the receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of W.W. Grainger, Inc., and Subsidiaries as of December 31, 2004, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that W.W. Grainger, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, W.W Grainger, Inc., and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 3, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”

GRANT THORNTON LLP

Chicago, Illinois
February 11, 2005

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for per share amounts)

	For the Years Ended December 31,
	2004	2003	2002
Net sales	$5,049,785	$4,667,014	$4,643,898
Cost of merchandise sold	3,143,133	2,975,513	2,984,548

Gross profit	1,906,652	1,691,501	1,659,350

Warehousing, marketing and administrative expenses	1,467,348	1,304,804	1,268,134
Restructuring charge	(226)	(564)	(1,939)

Total operating expenses	1,467,122	1,304,240	1,266,195

Operating earnings	439,530	387,261	393,155
Other income and (expense):
Interest income	6,376	3,347	4,573
Interest expense	(4,388)	(6,015)	(6,163)
Equity in income (loss) of unconsolidated entities — net	996	(2,288)	(3,025)
Write-off of investments in unconsolidated entities	--	(1,921)	--
Gain on sale of unconsolidated entity	750	--	--
Unclassified — net	1,875	706	9,297

Total other income and (expense)	5,609	(6,171)	4,682

Earnings before income taxes and
cumulative effect of accounting change	445,139	381,090	397,837
Income taxes	158,216	154,119	162,349

Earnings before cumulative effect
of accounting change	286,923	226,971	235,488
Cumulative effect of accounting change	--	--	(23,921)

Net earnings	$286,923	$226,971	$211,567

Earnings per share before cumulative effect
of accounting change:
Basic	$3.18	$2.50	$2.56

Diluted	$3.13	$2.46	$2.50

Cumulative effect of accounting change:
Basic	$--	$--	$(0.26)

Diluted	$--	$--	$(0.26)

Earnings per share:
Basic	$3.18	$2.50	$2.30

Diluted	$3.13	$2.46	$2.24

Weighted average number of shares outstanding:
Basic	90,206,773	90,731,013	91,982,430

Diluted	91,673,375	92,394,085	94,303,497

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)

	For the Years Ended December 31,
	2004	2003	2002
Net earnings	$286,923	$226,971	$211,567
Other comprehensive earnings (losses):
Foreign currency translation adjustments,
net of tax (expense) benefit of $(8,734),
$9,527 and $551, respectively	15,458	37,600	(170)
Gains (losses) on investment securities:
Unrealized holding gains (losses), net of tax (expense)
benefit of $0, $(312) and $1,523, respectively	--	488	(2,383)
Reclassifications for net losses (gains) included
in earnings, net of tax (benefit) expense
of $0, $(158) and $2,325, respectively	--	248	(3,636)

	15,458	38,336	(6,189)

Comprehensive earnings	$302,381	$265,307	$205,378

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for per share amounts)

	As of December 31,
ASSETS	2004	2003	2002
CURRENT ASSETS
Cash and cash equivalents	$429,246	$402,824	$208,528
Accounts receivable (less allowances for
doubtful accounts of $23,375, $24,736
and $26,868, respectively)	480,893	431,896	423,240
Inventories	700,559	661,247	721,178
Prepaid expenses and other assets	47,086	37,947	36,665
Deferred income taxes	96,929	99,499	95,336

Total current assets	1,754,713	1,633,413	1,484,947
PROPERTY, BUILDINGS AND EQUIPMENT
Land	154,673	153,357	154,065
Buildings, structures and improvements	804,317	785,890	769,124
Furniture, fixtures, machinery and equipment	679,141	605,903	569,669

	1,638,131	1,545,150	1,492,858
Less accumulated depreciation and amortization	876,558	813,158	756,051

Property, buildings and equipment — net	761,573	731,992	736,807
DEFERRED INCOME TAXES	18,871	20,296	20,541
INVESTMENTS IN UNCONSOLIDATED ENTITIES	26,126	22,822	15,988
OTHER ASSETS
Goodwill — net	165,011	156,269	114,428
Customer lists and other intangibles	102,806	102,635	93,644
Less accumulated amortization	93,239	91,198	89,377

	9,567	11,437	4,267
Investments	--	--	5,315
Capitalized software — net	41,889	20,772	30,247
Sundry	31,823	27,677	24,908

Other assets — net	248,290	216,155	179,165

TOTAL ASSETS	$2,809,573	$2,624,678	$2,437,448

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED CONSOLIDATED BALANCE SHEETS — CONTINUED
(In thousands of dollars, except for per share amounts)

	As of December 31,
LIABILITIES AND SHAREHOLDERS’ EQUITY	2004	2003	2002
CURRENT LIABILITIES
Short-term debt	$--	$--	$2,967
Current maturities of long-term debt	9,485	144,135	6,505
Trade accounts payable	289,388	257,806	290,807
Accrued compensation and benefits	121,497	98,422	84,000
Accrued contributions to employees’
profit sharing plans	86,742	58,100	62,982
Accrued expenses	120,069	104,487	101,103
Income taxes	35,253	43,690	37,902

Total current liabilities	662,434	706,640	586,266
LONG-TERM DEBT (less current maturities)	--	4,895	119,693
DEFERRED INCOME TAXES	4,482	--	--
ACCRUED EMPLOYMENT-RELATED BENEFITS COSTS	74,687	68,008	63,791
SHAREHOLDERS’ EQUITY
Cumulative Preferred Stock —
$5 par value — 12,000,000 shares authorized;
none issued nor outstanding	--	--	--
Common Stock — $0.50 par value —
300,000,000 shares authorized;
issued, 109,672,938, 109,377,216 and
109,017,642 shares, respectively	54,836	54,689	54,509
Additional contributed capital	432,171	394,409	379,942
Retained earnings	2,458,442	2,242,762	2,083,072
Unearned restricted stock compensation	(14,463)	(11,471)	(17,144)
Accumulated other comprehensive earnings (losses)	18,052	2,594	(35,742)
Treasury stock, at cost —
19,075,511, 18,356,227 and
17,449,587 shares, respectively	(881,068)	(837,848)	(796,939)

Total shareholders’ equity	2,067,970	1,845,135	1,667,698

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,809,573	$2,624,678	$2,437,448

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OF CASH FLOWS
(In thousands of dollars)

	For the Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$286,923	$226,971	$211,567
Provision for losses on accounts receivable	5,159	9,263	13,328
Deferred income taxes	(4,450)	5,382	(6,480)
Depreciation and amortization:
Property, buildings and equipment	85,566	74,583	75,226
Capitalized software and other intangibles	12,690	15,670	18,262
Tax benefit of stock incentive plans	12,068	2,091	5,897
Gains on sales of investment securities	(50)	(1,208)	(7,308)
Net gains on sales of property,
buildings and equipment	(1,725)	(1,607)	(5,219)
(Income) losses and write-off of unconsolidated entities	(996)	4,209	3,025
Cumulative effect of accounting change	--	--	23,921
Change in operating assets and liabilities —
net of business acquisition and
joint venture contributions:
(Increase) decrease in accounts receivable	(49,935)	(7,194)	14,514
(Increase) decrease in inventories	(30,728)	83,530	(97,297)
(Increase) in prepaid expenses	(9,087)	(7)	(72)
Increase (decrease) in trade accounts payable	29,302	(37,420)	14,801
Increase (decrease) in other current liabilities	66,305	9,307	(867)
Increase (decrease) in current
income taxes payable	(4,268)	3,333	27,824
Increase in accrued
employment-related benefits costs	6,679	4,217	7,086
Other — net	3,034	2,988	5,262

Net cash provided by operating activities	406,487	394,108	303,470
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment	(128,276)	(74,064)	(133,978)
Proceeds from sales of property,
buildings and equipment — net	17,616	12,144	16,158
Additions to capitalized software	(32,482)	(6,422)	(10,047)
Proceeds from sales of investment securities	50	6,115	15,957
Net cash paid for business acquisition	--	(36,713)	--
(Investments in and loans to) unconsolidated
entities — net of distributions	--	(8,241)	5,748
Other — net	700	1,900	404

Net cash used in investing activities	(142,392)	(105,281)	(105,758)

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OF CASH FLOWS — CONTINUED
(In thousands of dollars)

	For the Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term debt	$--	$(2,967)	$(2,830)
Long-term debt payments	(140,800)	(1,915)	(119,760)
Long-term debt issuance	--	318	113,810
Stock options exercised	72,275	15,171	17,076
Purchase of treasury stock - net	(100,872)	(41,204)	(99,882)
Cash dividends paid	(71,243)	(67,281)	(66,467)

Net cash used in financing activities	(240,640)	(97,878)	(158,053)
Exchange rate effect on cash and cash equivalents	2,967	3,347	23

NET INCREASE IN CASH AND CASH EQUIVALENTS	26,422	194,296	39,682
Cash and cash equivalents at beginning of year	402,824	208,528	168,846

Cash and cash equivalents at end of year	$429,246	$402,824	$208,528

Supplemental cash flow information:
Cash payments for interest
(net of amounts capitalized)	$3,408	$6,082	$7,197
Cash payments for income taxes	154,589	144,025	133,975
Noncash investing activities:
Fair value of noncash assets
acquired in business acquisition	$--	$37,381	$--
Liabilities assumed in business acquisition	--	(668)	--
Increase (decrease) in fair value of
investment securities, net of tax	--	736	(6,019)
Investment in unconsolidated entity	--	--	19,618

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands of dollars, except for per share amounts)

	Common Stock	Additional Contributed Capital	Retained Earnings	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock
Balance at January 1, 2002	$54,237	$289,201	$1,937,972	$(17,722)	$(29,553)	$(630,946)
Exercise of stock options	291	16,739	--	--	--	46
Tax benefits on stock
options exercised	--	5,647	--	--	--	--
Issuance of other stock-based
compensation awards	37	4,631	--	(6,327)	--	--
Tax benefits on other vested
stock-based compensation awards	--	250	--	--	--	--
Conversion of restricted stock
to restricted stock units	(48)	48	--	--	--	--
Remeasurement of other
stock-based compensation awards	--	132	--	--	--	--
Cancellation of other
stock-based compensation awards	(8)	(1,017)	--	507	--	--
Amortization of unearned
compensation on other stock-based
compensation awards	--	--	--	6,398	--	--
Purchase of 4,801,600 shares of stock,
net of 4,695,725 shares transferred
in connection with related
party transaction	--	64,267	--	--	--	(66,113)
Purchase of 2,221,500 shares of
treasury stock; 5,850 shares issued	--	44	--	--	--	(99,926)
Other comprehensive
(losses) earnings	--	--	--	--	(6,189)	--
Net earnings	--	--	211,567	--	--	--
Cash dividends paid
($0.715 per share)	--	--	(66,467)	--	--	--

Balance at December 31, 2002	$54,509	$379,942	$2,083,072	$(17,144)	$(35,742)	$(796,939)
Exercise of stock options	205	14,726	--	--	--	250
Tax benefits on stock
options exercised	--	1,855	--	--	--	--
Issuance of other stock-based
compensation awards	(5)	(448)	--	(1,083)	--	--
Tax benefits on other vested
stock-based compensation awards	--	236	--	--	--	--
Remeasurement of other
stock-based compensation awards	--	129	--	--	--	--
Cancellation of other
stock-based compensation awards	(20)	(1,986)	--	2,005	--	--
Amortization of unearned
compensation on other stock-based
compensation awards	--	--	--	4,751	--	--
Purchase of 918,300 shares of
treasury stock; 6,160 shares issued	--	(45)	--	--	--	(41,159)
Other comprehensive
earnings (losses)	--	--	--	--	38,336	--
Net earnings	--	--	226,971	--	--	--
Cash dividends paid
($0.735 per share)	--	--	(67,281)	--	--	--

Balance at December 31, 2003	$54,689	$394,409	$2,242,762	$(11,471)	$2,594	$(837,848)

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — CONTINUED
(In thousands of dollars, except for per share amounts)

	Common Stock	Additional Contributed Capital	Retained Earnings	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock
Balance at December 31, 2003	$54,689	$394,409	$2,242,762	$(11,471)	$2,594	$(837,848)
Exercise of stock options	253	11,910	--	--	--	60,112
Tax benefits on stock
options exercised	--	10,138	--	--	--	--
Issuance of other stock-based
compensation awards	5	12,647	--	(12,652)	--	--
Tax benefits on other vested
stock-based compensation awards	--	1,930	--	--	--	--
Conversion of restricted stock
to restricted stock units	(108)	108	--	--	--	--
Remeasurement of stock
options and other stock-based
compensation awards	--	2,620	--	(809)	--	--
Cancellation of other
stock-based compensation awards	(3)	(1,479)	--	1,482	--	--
Amortization of unearned
compensation on other stock-based
compensation awards	--	--	--	8,987	--	--
Settlement of other
stock-based compensation awards	--	(161)	--	--	--	(2,411)
Purchase of 2,001,000 shares of
treasury stock; 5,510 shares issued	--	49	--	--	--	(100,921)
Other comprehensive
earnings (losses)	--	--	--	--	15,458	--
Net earnings	--	--	286,923	--	--	--
Cash dividends paid
($0.785 per share)	--	--	(71,243)	--	--	--

Balance at December 31, 2004	$54,836	$432,171	$2,458,442	$(14,463)	$18,052	$(881,068)

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION

INDUSTRY INFORMATION
W.W. Grainger, Inc. is the leading broad-line supplier of facilities maintenance and other related products in North America. In this report, the words “Company” or “Grainger” mean W.W. Grainger, Inc. and its subsidiaries.

MANAGEMENT ESTIMATES
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and revenues and expenses. Actual results could differ from those estimates.

RECLASSIFICATIONS
Certain amounts in the 2003 and 2002 financial statements, as previously reported, have been reclassified to conform to the 2004 presentation.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions are eliminated from the consolidated financial statements.

FOREIGN CURRENCY TRANSLATION
The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Net exchange gains or losses resulting from the translation of financial statements of foreign operations and related long-term debt are recorded as a separate component of shareholders’ equity. See Note 2 to the Consolidated Financial Statements.

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

VENDOR CONSIDERATION
The Emerging Issues Task Force (EITF) issued “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (Issue 02-16) in November 2002 with transition provisions subsequently issued in January 2003. The January 2003 transition rules stated that Issue 02-16 would apply to all agreements entered into or significantly modified after December 31, 2002. The Company’s accounting treatment for vendor provided funds was consistent with Issue 02-16, with the exception of vendor funded advertising allowances. The Company had previously accounted for these allowances as an offset to operating (advertising) expenses. Under Issue 02-16, this method is allowable if the allowances are for specific, identifiable and incremental costs incurred by the Company in marketing its vendors’ products. The Company provides numerous advertising programs to promote its vendors’ products, including catalogs and other printed media, Internet and other marketing programs. Most of these programs relate to multiple vendors, which makes supporting the specific, identifiable and incremental criteria difficult, and would require numerous assumptions and judgments. Based on the inexact nature of trying to track reimbursements to the exact advertising expenditure for each vendor, the Company treats most vendor advertising allowances as a reduction of cost of merchandise sold rather than a reduction of operating (advertising) expenses. This change does not have any effect on net earnings.

For 2004, as new vendor contracts became effective, most vendor allowances were classified in cost of merchandise sold rather than in operating (advertising) expenses. The Company has made reclassifications to the prior periods to maintain comparability. As a result, cost of merchandise sold was reduced and operating (advertising) expenses were increased by $53.4 million and $61.1 million for the years ended December 31, 2003 and 2002, respectively.

COST OF MERCHANDISE SOLD
Cost of merchandise sold includes product and product related costs, vendor consideration, freight-out costs and handling costs. The Company defines handling costs as those costs incurred to fulfill a shipped sales order.

WAREHOUSING, MARKETING AND ADMINISTRATIVE EXPENSES
Included in this category are purchasing, branch operations, information services, and marketing and selling expenses, as well as other types of general and administrative costs.

STOCK INCENTIVE PLANS
The Company maintains various stock incentive plans. See Note 16 to the Consolidated Financial Statements. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company recognizes compensation cost for restricted shares and restricted stock units granted to employees. No compensation cost is recognized for stock option grants. All options granted under the Company’s plans have an exercise price equal to the closing market price of the underlying common stock on the last trading day preceding the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation. The following table also provides the amount of stock-based compensation cost included in net earnings as reported:

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands of dollars, except for per share amounts)
Net earnings, as reported	$286,923	$226,971	$211,567
Deduct:
Total stock-based employee compensation expense
determined under the fair value based method
for all awards, net of related tax	(20,940)	(17,740)	(18,790)
Add:
Stock-based employee compensation expense,
net of related tax, included in net earnings, as reported	7,256	3,479	4,083

Net earnings, pro forma	$273,239	$212,710	$196,860

Earnings per share:
Basic - as reported	$3.18	$2.50	$2.30
Basic - pro forma	$3.03	$2.34	$2.14
Diluted - as reported	$3.13	$2.46	$2.24
Diluted - pro forma	$2.97	$2.31	$2.10

ADVERTISING
Advertising costs are expensed in the year the related advertisement is first presented. Advertising expense was $98.2 million, $94.9 million and $87.4 million for 2004, 2003 and 2002, respectively. The majority of vendor provided allowances are classified as an offset to cost of merchandise sold. Any reimbursements from vendors that are classified as an offset against operating (advertising) costs are recorded when the related advertising is expensed. For additional information see subsection VENDOR CONSIDERATION.

For interim reporting purposes, advertising expense is amortized equally over each period, based on estimated expenses for the full year. Advertising costs for media that have not been presented by year-end are capitalized as Prepaid expenses. Amounts included in Prepaid expenses at December 31, 2004, 2003 and 2002 were $18.2 million, $12.9 million and $13.7 million, respectively.

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

OTHER COMPREHENSIVE EARNINGS (LOSSES)
The Company’s Other comprehensive earnings (losses) include foreign currency translation, with no related income tax effects. Through the third quarter of 2004, the foreign currency translation adjustments were partially offset by the after-tax effects of a designated hedge. Also included in Other comprehensive earnings (losses) are unrealized gains (losses) on investments, net of tax.

The following table sets forth the components of Accumulated other comprehensive earnings (losses):

	As of December 31,
	2004	2003	2002
	(In thousands of dollars)
Foreign currency translation adjustments	$18,052	$2,594	$(35,006)
Unrealized (losses) on investments, net of tax	--	--	(736)

Total accumulated other comprehensive earnings (losses)	$18,052	$2,594	$(35,742)

CASH FLOWS
The Company considers investments in highly liquid debt instruments, purchased with an original maturity of ninety days or less, to be cash equivalents. For cash equivalents, the carrying amount approximates fair value due to the short maturity of these instruments.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company establishes reserves for customer accounts that are potentially uncollectible. The method used to estimate the allowances is based on several factors including the age of the receivable and the historical ratio of actual write-offs to the age of the receivable. These analyses also take into consideration economic conditions that may have an impact on a specific industry, group of customers or a specific customer. Write-offs could be materially different than the reserves provided if economic conditions change or actual results deviate from historical trends.

INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined primarily by the last-in, first-out (LIFO) method, which accounts for approximately 77% of total inventory. For the remaining inventory, cost is determined by the first-in, first-out (FIFO) method.

PROPERTY, BUILDINGS AND EQUIPMENT
Property, buildings and equipment are valued at cost. For financial statement purposes, depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on the declining-balance and sum-of-the-years-digits methods. The principal estimated useful lives for determining depreciation are as follows:

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

The Company capitalized interest costs of $0.2 million, $0.2 million and $0.4 million in 2004, 2003 and 2002, respectively.

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

WARRANTY RESERVES
The Company generally warrants the products it sells against defects for one year. For a significant portion of warranty claims, the manufacturer of the product is responsible for the expenses associated with this warranty program. For warranty expenses not covered by the manufacturer, the Company provides a reserve for future costs based primarily on historical experience. The reserve activity was as follows:

	As of December 31,
	2004	2003	2002
	(In thousands of dollars)
Beginning balance	$2,863	$3,000	$2,368
Returns	(10,387)	(8,143)	(8,415)
Provisions	10,952	8,006	9,047

Ending balance	$3,428	$2,863	$3,000

NEW ACCOUNTING STANDARDS
In January 2003, the FASB initially issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 was revised in December 2003 when the FASB issued Interpretation No. 46 (revised December 2003) (FIN 46R), “Consolidation of Variable Interest Entities.” FIN 46R is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” that replaces FIN 46 and revises the requirements for consolidation by business enterprises of variable interest entities with specific characteristics. The new consolidation requirements related to variable interest entities are required to be adopted no later than the first reporting period that ends after March 15, 2004 (as of March 31, 2004 for the Company). The Company adopted the provisions of FIN 46R as of January 1, 2004, and adoption did not have an effect on its results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” The statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (as of January 1, 2006 for the Company) and are to be applied prospectively. The Company does not expect adoption of SFAS No. 151 to have a material effect on its results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period (often the vesting period) for each grant. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management. SFAS No. 123R replaces FASB Statement No. 123 (SFAS No. 123), “Accounting for Share-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The provisions of SFAS No. 123R are required to be applied by public companies as of the first interim or annual reporting period that begins after June 15, 2005 (as of July 1, 2005 for the Company). The Company intends to continue applying APB Opinion No. 25 to equity-based compensation awards until the effective date of SFAS No. 123R. At the effective date of SFAS No. 123R, the Company expects to use the modified prospective application transition method without restatement of prior interim periods in the year of adoption. This will result in the Company recognizing compensation cost based on the requirements of SFAS No. 123R for all equity-based compensation awards issued after July 1, 2005. For all equity-based compensation awards that are unvested as of July 1, 2005, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the SFAS No. 123 pro forma footnote disclosure. The Company is currently evaluating the impact that adoption of SFAS No. 123R may have on its results of operations or financial position and expects that the adoption may have a material effect on the Company’s results of operations depending on the level and form of future equity-based compensation awards issued.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67.” This statement amends SFAS No. 66, “Accounting for Sales of Real Estate,” and SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” in association with the issuance of AICPA Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions.” The provisions of SFAS No. 152 are effective for financial statements for fiscal years beginning after June 15, 2005 (as of January 1, 2006 for the Company). Restatement of previously issued financial statements is not permitted. The Company does not expect the adoption of SFAS No. 152 to have a material effect on its results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges that do not have commercial substance. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 (July 1, 2005 for the Company) and are to be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its results of operations or financial position.

NOTE 3—CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and the transition provisions of SFAS No. 141, “Business Combinations.” As a result of the application of the new impairment methodology introduced by SFAS No. 142, the Company completed its initial process of evaluating goodwill for impairment and recorded a noncash charge to earnings in 2002 of $32.3 million ($23.9 million after-tax, or $0.26 per diluted share) related to the write-down of goodwill of its Canadian subsidiary, Acklands – Grainger Inc. (Acklands). In performing the initial and periodic impairment reviews, the fair value of the reporting units acquired were estimated using a present value method that discounted future cash flows. When available and as appropriate, comparative market multiples were used to corroborate the results of the discounted cash flows. The Company performs its annual evaluation of goodwill and indefinite lived intangible assets for impairment in the fourth quarter of each year and no further write-downs have been required after the initial write-down noted above.

Previous accounting rules incorporated a comparison of book value to undiscounted cash flows, whereas the new rules require a comparison of book value to discounted cash flows, which are lower. There were no material adjustments relating to the classification of the Company’s intangible assets or amortization periods as a result of adopting SFAS No. 142.

NOTE 4—BUSINESS ACQUISITIONS

On April 14, 2003, Lab Safety Supply, Inc. (Lab Safety) acquired substantially all of the assets and assumed certain liabilities of Gempler’s, a direct marketing division of Gempler’s, Inc., located in Wisconsin. The results of Gempler’s operations have been included in the Company’s consolidated financial statements since that date. Gempler’s, with annual sales in 2002 of approximately $32 million, serves agricultural, horticultural, grounds maintenance and contractor markets with tools, safety supplies, clothing and other items.

The aggregate purchase price was $36.7 million in cash and $0.7 million in assumed liabilities. Goodwill recognized in this transaction was $22.8 million and is expected to be fully deductible for tax purposes. Due to the immaterial nature of this transaction, disclosures of amounts assigned to the acquired assets and liabilities and pro forma results of operations are not considered necessary.

NOTE 5—SPECIAL CHARGES

In 2001, the Company shutdown the operations of Material Logic, with the exception of FindMRO, and wrote down its investment in other digital activities. In connection with this shutdown, the Company took a pretax charge against operating earnings of $39.1 million (after-tax $23.2 million) in 2001. The Company provided a comprehensive separation package, including outplacement services, to 166 employees whose jobs were eliminated. Severance payments began in the second quarter of 2001 and ended in the second quarter of 2004, when the last severance package expired. Other shutdown costs included lease obligations, which were also settled in the second quarter of 2004. The Company reduced the reserve by $0.2 million, $0.6 million and $1.9 million in 2004, 2003 and 2002, respectively, to reflect management’s revised estimate of costs.

The following tables show the activity from January 1, 2002 to December 31, 2004 and balances of the Material Logic restructuring reserve (in thousands of dollars):

	Jan. 1, 2002	Deductions	Adjustments	Dec. 31, 2002
Restructuring reserve (Operating expenses):
Workforce reductions	$4,880	$(2,737)	$(499)	$1,644
Asset and equipment write-offs and disposals	936	(936)	--	--
Other shutdown costs	3,661	(1,371)	(1,440)	850

	$9,477	$(5,044)	$(1,939)	$2,494

	Dec. 31, 2002	Deductions	Adjustments	Dec. 31, 2003
Restructuring reserve (Operating expenses):
Workforce reductions	$1,644	$(1,100)	$(122)	$422
Other shutdown costs	850	(202)	(442)	206

	$2,494	$(1,302)	$(564)	$628

	Dec. 31, 2003	Deductions	Adjustments	Dec. 31, 2004
Restructuring reserve (Operating expenses):
Workforce reductions	$422	$(325)	$(97)	$--
Other shutdown costs	206	(77)	(129)	--

	$628	$(402)	$(226)	$--

Deductions in 2002 reflect cash payments of $4.1 million and noncash charges of $0.9 million. Deductions in 2003 reflect cash payments of $1.3 million. Deductions in 2004 reflect cash payments of $0.4 million. The amounts in the adjustments column are reductions to reflect the Company’s revised estimate of costs by expense category.

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

NOTE 7—ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following table shows the activity in the allowance for doubtful accounts:

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands of dollars)
Balance at beginning of period	$24,736	$26,868	$30,552
Provision for uncollectible accounts	5,159	9,263	13,328
Write-off of uncollectible accounts, less recoveries	(6,662)	(11,713)	(17,054)
Foreign currency exchange impact	142	318	42

Balance at end of period	$23,375	$24,736	$26,868

NOTE 8—INVENTORIES

Inventories primarily consist of merchandise purchased for resale.

Inventories would have been $238.4 million, $234.4 million and $227.3 million higher than reported at December 31, 2004, 2003 and 2002, respectively, if the FIFO method of inventory accounting had been used for all Company inventories. Net earnings would have increased by $2.4 million, $4.3 million and $1.9 million for the years ended December 31, 2004, 2003 and 2002, respectively, using the FIFO method of accounting. Inventories using the FIFO method of accounting approximate replacement cost.

NOTE 9—INVESTMENTS IN UNCONSOLIDATED ENTITIES

On February 1, 2002, the Company finalized an agreement creating the joint venture USI-AGI Prairies Inc. The joint venture is between Acklands and Uni-Select Inc. (Uni-Select), a Canadian company. The joint venture combined Uni-Select’s Western Division with the automotive aftermarket division of Acklands, which operated as Bumper to Bumper. Acklands’ contribution of net assets was approximately U.S.$14.6 million. Additionally, Acklands’ carrying value of its investment in this joint venture includes U.S.$5.1 million of allocated goodwill. The Company has a 50% stake in the new entity, which Uni-Select manages.

No gain or loss was recognized when this transaction was finalized. Through February 1, 2002, the results of the Company’s automotive aftermarket parts division were consolidated with Acklands. Since February 2, 2002, the Company has accounted for its joint venture investment using the equity method. In 2003, Acklands made a loan denominated in Canadian dollars to USI-AGI Prairies Inc. of U.S.$3.7 million bearing interest at market rates. The loan is due and payable on demand.

The Company also has held investments in three Asian joint ventures. In the fourth quarter of 2003, the Company wrote-off its investment in two of these Asian joint ventures due to the uncertainty regarding the future profitability of these joint ventures and their ability to secure sufficient capital funding. In the first quarter of 2004, the Company sold its 11% interest in one of these investments for a gain of $0.8 million. At December 31, 2004, the ownership percentages of the two remaining investments were 39% and 49%. The Company accounts for these joint ventures using the equity method of accounting.

The table below summarizes the activity of these investments:

	Investment Cost	Loan	Cumulative After-Tax Equity Income (Losses)	Divestiture/ Write-off	Foreign Currency Translation Adjustment	Total
	(In thousands of dollars)
Balance at January 1, 2002	$40,457	$--	$(18,060)	$(17,621)	$--	$4,776
USI-AGI Prairies Inc.	20,580	--	970	--	(595)	20,955
Cash distribution from
USI-AGI Prairies Inc.	(8,959)	--	--	--	--	(8,959)
Other equity investments	3,211	--	(3,995)	--	--	(784)

Balance at December 31, 2002	55,289	--	(21,085)	(17,621)	(595)	15,988
USI-AGI Prairies Inc.	--	3,706	1,442	--	2,802	7,950
Other equity investments	4,535	--	(3,730)	(1,921)	--	(1,116)

Balance at December 31, 2003	59,824	3,706	(23,373)	(19,542)	2,207	22,822
USI-AGI Prairies Inc.	--	--	2,103	--	1,784	3,887
Other equity investment	--	--	(1,107)	--	524	(583)

Balance at December 31, 2004	$59,824	$3,706	$(22,377)	$(19,542)	$4,515	$26,126

NOTE 10—INVESTMENTS

Investments consist of marketable securities and nonpublicly traded equity securities for which a market value is not readily determinable. Marketable securities are all classified as available for sale and are reported at fair value, with unrealized gains or losses on such securities reflected, net of taxes, in the Accumulated other comprehensive earnings (losses) component of shareholders’ equity. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company evaluates whether a decline in fair value below cost is other than temporary based on the amount of unrealized losses and their duration. Other-than-temporary impairments are recognized in earnings. Nonpublicly traded equity securities are reported at the lower of cost or estimated net realizable value. Adjustments to net realizable value are recognized in earnings. There have been no dividends earned on these investments. The Company completed the sale of its investments in nonpublicly traded equity securities in 2004 and marketable securities in 2003. The gains on these sales were calculated using the specific identification method and were reported in Unclassified – net.

The original cost, pretax realized gains and unrealized (losses), reductions to net realizable value and fair value of investments are as follows:

	As of December 31,
	2004	2003	2002
	(In thousands of dollars)
Marketable securities
Cost	$--	$--	$6,521
Unrealized losses - net	--	--	(1,206)

Fair value	--	--	5,315

Nonpublicly traded equity securities,
at estimated net realizable value	--	--	--

Investments	$--	$--	$5,315

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands of dollars)
Proceeds from sales	$50	$6,115	$15,957

Realized gains on sales	$50	$1,208	$7,308

Reductions to net realizable value	$--	$--	$(1,845)

NOTE 11—CAPITALIZED SOFTWARE

Amortization of capitalized software is predominately on a straight-line basis over three and five years. Amortization begins when the software is available for its intended use. Amortization expense was $10.7 million, $14.0 million and $17.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In 2004 and 2003, the Company determined certain capitalized amounts were no longer recoverable and wrote-down the carrying value by $1.0 million in each year.

NOTE 12—SHORT-TERM DEBT

The following summarizes information concerning short-term debt:

	As of December 31,
	2004	2003	2002
	(In thousands of dollars)
Bank Debt
Outstanding at December 31	$--	$--	$2,967
Maximum month-end balance during the year	$--	$2,967	$4,194
Average amount outstanding during the year	$--	$1,382	$3,611
Weighted average interest rate during the year	--%	2.6%	3.4%
Weighted average interest rate at December 31	--%	--%	2.9%

The Company and its subsidiaries had committed lines of credit totalling $250.0 million, $265.4 million and $267.7 million at December 31, 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, there were no borrowings under the committed lines of credit. At December 31, 2002, borrowings under Company committed lines of credit were $3.0 million. The committed lines of credit at December 31, 2003 and 2002 included $15.4 million and $12.7 million, respectively, denominated in Canadian dollars.

The Company also had $8.3 million, $7.7 million and $15.9 million of uncommitted lines of credit denominated in Canadian dollars at December 31, 2004, 2003 and 2002, respectively.

The Company had $16.0 million, $15.0 million and $12.0 million of letters of credit at December 31, 2004, 2003 and 2002, respectively, primarily related to the Company’s casualty insurance program. The Company also had $0.9 million, $2.5 million and $0.3 million at December 31, 2004, 2003 and 2002, respectively, in letters of credit to facilitate the purchase of product from foreign sources.

NOTE 13—EMPLOYEE BENEFITS

Retirement Plans. A majority of the Company’s employees are covered by a noncontributory profit sharing plan. This plan provides for annual employer contributions generally based upon a formula related primarily to earnings before federal income taxes, limited to 25% of the total compensation paid to all eligible employees. The Company also sponsors additional defined contribution plans, which cover most of the other employees. Provisions under all plans were $74.2 million, $45.9 million and $50.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

The “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Medicare Act) was signed into law on December 8, 2003. The Medicare Act provides a federal subsidy to retiree healthcare benefit plan sponsors that provide a prescription drug benefit that is at least actuarially equivalent to that provided by Medicare. The Company adopted FASB Staff Position No. 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” in the third quarter ended September 30, 2004. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Act for employers that sponsor postretirement drug healthcare plans that provide prescription drug benefits and requires those employers to provide certain disclosures regarding the effect of the subsidy provided by the Medicare Act. The prospective application method of FSP 106-2 was adopted by the Company and requires the remeasurement of the accumulated projected benefit obligation (APBO) as of the beginning of the period of adoption.

The Company compared its retiree prescription drug coverage to the benefit provided under the Medicare Act and concluded that the benefit provided under its plan is at least actuarially equivalent to the benefit provided under the Medicare Act. The Company’s APBO and its net periodic postretirement benefit cost were remeasured as of July 1, 2004, based on the plan provisions in place on the measurement date of January 1, 2004. The remeasurement reflects the effect of the federal subsidy, which begins January 1, 2006. The remeasurement for the subsidy reduced the APBO related to benefits attributed to past service by $20.8 million. The effect of the subsidy reduced the net periodic postretirement benefit cost for 2004 by $3.8 million, lowering service costs and interest costs on the APBO by $1.3 million each, and the amortization of actuarial losses by $1.2 million.

The net periodic benefit costs charged to operating expenses, which are valued with a measurement date of January 1 for each year, including the effect of the 2004 remeasurement for the Medicare Act, consisted of the following components:

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands of dollars)
Service cost	$6,380	$6,462	$5,332
Interest cost	5,292	5,662	5,097
Expected return on assets	(2,064)	(1,081)	(1,192)
Amortization of transition asset	(143)	(143)	(143)
Amortization of unrecognized losses	1,371	2,002	1,079
Amortization of prior service cost	(858)	(641)	(75)

Net periodic benefit costs	$9,978	$12,261	$10,098

The Company has elected to amortize the amount of net unrecognized losses over a period equal to the average remaining service period for active plan participants expected to retire and receive benefits, or approximately 17.5 years.

Reconciliations of the beginning and ending balances of the APBO, which is calculated using a December 31 measurement date, the fair value of assets and the funded status of the benefit obligation follow:

	2004	2003	2002
	(In thousands of dollars)
Benefit obligation at the beginning of the year	$107,710	$90,141	$62,811
Service cost	6,380	6,462	5,332
Interest cost	5,292	5,662	5,097
Plan participant contributions	1,364	1,070	929
Amendments	(2,843)	(6,903)	--
Actuarial (gain) loss	(11,194)	14,172	18,956
Benefits paid	(3,328)	(2,894)	(2,984)

Benefit obligation at the end of the year	103,381	107,710	90,141

Fair value of plan assets at the beginning of the year	34,405	20,013	19,866
Actual return (loss) on plan assets	3,026	5,235	(3,738)
Employer contributions	6,239	10,981	5,940
Plan participant contributions	1,364	1,070	929
Benefits paid	(3,328)	(2,894)	(2,984)

Fair value of plan assets at the end of the year	41,706	34,405	20,013

Funded status	(61,675)	(73,305)	(70,128)
Unrecognized transition asset	(1,428)	(1,571)	(1,714)
Unrecognized net actuarial loss	26,157	39,685	31,669
Unrecognized prior service cost	(8,872)	(6,887)	(625)

Accrued postretirement benefits cost	$(45,818)	$(42,078)	$(40,798)

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

The plan amendment effective January 1, 2004 changed the retiree co-payments, coinsurance amounts and out-of-pocket maximums for participants. The plan amendment effective January 1, 2003 changed the prescription drug benefits.

The following assumptions were used to determine benefit obligations at December 31:

	2004	2003	2002
Discount rate	5.75%	6.0%	6.5%
Expected long-term rate of return on plan assets, net of tax at 40%	6.0%	6.0%	5.4%
Initial healthcare cost trend rate	10.0%	10.5%	10.0%
Ultimate healthcare cost trend rate	5.0%	5.0%	5.0%
Year ultimate healthcare cost trend rate reached	2017	2016	2014

The following assumptions were used to determine net periodic benefit cost for years ended December 31:

	2004	2003	2002
Discount rate	6.0%	6.5%	7.0%
Expected long-term rate of return on plan assets, net of tax at 40%	6.0%	5.4%	6.0%
Initial healthcare cost trend rate	10.0%	10.5%	10.5%
Ultimate healthcare cost trend rate	5.0%	5.0%	5.0%
Year ultimate healthcare cost trend rate reached	2017	2016	2014

The discount rate assumptions reflect the rates available on high-quality fixed income debt instruments on December 31 of each year.

The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects on December 31, 2004 results:

	1-Percentage-Point Increase	1-Percentage-Point (Decrease)
	(In thousands of dollars)
Effect on total of service and interest cost	$2,735	$(2,114)
Effect on accumulated postretirement
benefit obligation at December 31	14,593	(19,582)

The Company has established a Group Benefit Trust to fund the plan and process benefit payments. The assets of the trust are invested entirely in funds designed to track the Standard & Poor’s 500 Index (S&P 500). This investment strategy reflects the long-term nature of the plan obligation and seeks to take advantage of the superior earnings potential of equity securities. The Company uses the long-term historical return on the plan assets and the historical performance of the S&P 500 to develop its expected return on plan assets. The required use of an expected long-term rate of return on plan assets may result in recognizing income that is greater or less than the actual return on plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and, therefore, result in a pattern of income recognition that more closely matches the pattern of the services provided by the employees. The change in expected long-term rate of return on plan assets did not have a material effect on the net periodic benefit cost for either of the years ended December 31, 2004 or December 31, 2003.

The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended, and was $6.2 million, $11.0 million and $5.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. During those years, $1.7 million, $2.0 million and $1.9 million were used directly for benefit payments. There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC.

The Company forecasts the following benefit payments, which include a projection for expected future employee service: $2.1 million in 2005, $2.2 million in 2006, $2.5 million in 2007, $2.9 million in 2008, $3.4 million in 2009 and $26.6 million over the five-year period covering 2010 through 2014.

NOTE 14—LONG-TERM DEBT

Long-term debt consisted of the following:

	As of December 31,
	2004	2003	2002
	(In thousands of dollars)
Commercial paper	$--	$114,127	$113,807
Derivative instrument	--	25,418	991
Industrial development revenue and private activity bonds	9,485	9,485	11,400

	9,485	149,030	126,198
Less current maturities	9,485	144,135	6,505

	$--	$4,895	$119,693

During the third quarter of 2002, the Company refinanced a C$180.4 million bank loan that had been designated as a nonderivative hedge of the net investment in the Company’s Canadian subsidiary. The bank loan was replaced with commercial paper in support of a cross-currency swap (derivative instrument). This derivative instrument was designated as a partial hedge of the net investment in the Company’s Canadian subsidiary and was recognized on the balance sheet at its fair value.

On September 27, 2004, the two-year cross-currency swap and related commercial paper debt matured and were liquidated with payments totalling U.S.$140.8 million. The cross-currency swap was based on notional principal amounts of C$180.4 million and U.S.$113.7 million, respectively. Initially, the Company gave the counterparty U.S.$113.7 million and received from the counterparty C$180.4 million. The Company received interest based on the 30-day U.S. commercial paper rate. At the maturity date of the cross-currency swap, this rate was 1.62%. The Company paid interest to the counterparty based on the 30-day Canadian Bankers’ Acceptances rate plus 14 to 19 basis points. At the maturity date of the cross-currency swap, this rate was 2.32%. The outstanding underlying commercial paper was U.S.$114.2 million with an interest rate of 1.58% at the maturity date of the cross-currency swap. The fair value of the derivative instrument was a liability of U.S.$28.1 million at the maturity date.

The cross-currency swap was an over-the-counter instrument with a liquid market. The Company established strict counterparty credit guidelines and entered into the transaction with an investment grade financial institution. The Company does not enter into derivative financial instruments for trading purposes.

While the cross-currency swap was outstanding, the Company formally assessed, on a quarterly basis, whether the cross-currency swap was effective at offsetting changes in the fair value of the underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, exchange rate changes in the value of the cross-currency swap were generally offset by changes in the value of the net investment. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” changes in the fair value of this instrument were recognized in foreign currency translation adjustments, a component of Accumulated other comprehensive earnings (losses), to offset the change in the value of the net investment of the Canadian investment being hedged. During 2004, the Company included a U.S.$0.6 million net of tax loss related to this hedge, which included the settlement of the cross-currency swap, in Accumulated other comprehensive earnings (losses). The impact to 2004, 2003 and 2002 earnings resulting from the ineffective portion of the hedge was immaterial.

The industrial development revenue and private activity bonds include various issues that bear interest at variable rates capped at 15%, and come due in various amounts from 2009 through 2021. At December 31, 2004, the weighted average interest rate was 2.31%. Interest rates on some of the issues are subject to change at certain dates in the future. The bondholders have the right to require the Company to redeem certain bonds concurrent with a change in interest rates and certain other bonds annually. In addition, $4.6 million of these bonds had an unsecured liquidity facility available at December 31, 2004, for which the Company compensated a bank through a commitment fee of 0.07%. There were no borrowings related to this facility at December 31, 2004. The Company classified $9.5 million, $4.6 million and $6.5 million of bonds currently subject to redemption options in current maturities of long-term debt at December 31, 2004, 2003 and 2002, respectively.

The Company’s debt instruments include only standard affirmative and negative covenants that are normal in debt instruments of similar amounts and structure. The Company’s debt instruments do not contain financial or performance covenants restrictive to the business of the Company, reflecting its strong financial position.

The Company is in compliance with all debt covenants for the year ended December 31, 2004.

NOTE 15—LEASES

The Company leases certain land, buildings and equipment. The Company capitalizes all significant leases that qualify for capitalization, of which there were none at December 31, 2004.

At December 31, 2004, the approximate future minimum lease payments for all operating leases were as follows (in thousands of dollars):

Future Minimum Lease Payments
2005	$22,728
2006	16,928
2007	14,262
2008	10,985
2009	8,502
Thereafter	12,465

Total minimum payments required	$85,870
Less amounts representing sublease income	(271)

$85,599

Total rent expense, including both items under lease and items rented on a month-to-month basis, was $22.3 million, $19.5 million and $18.8 million for 2004, 2003 and 2002, respectively. These amounts are net of sublease income of $0.5 million, $0.5 million and $0.4 million for 2004, 2003 and 2002, respectively.

NOTE 16—STOCK INCENTIVE PLANS

The Company maintains stock incentive plans under which the Company may grant a variety of incentive awards to employees. Shares of common stock were authorized for issuance under the plans in connection with awards of nonqualified stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards.

The plans authorize the granting of options to purchase shares at a price of not less than 100% of the closing market price on the last trading day preceding the date of grant. All options expire no later than ten years after the date of grant.

Shares relating to terminated, surrendered or canceled options and stock appreciation rights, to forfeited restricted stock or other awards, or to transactions that result in fewer shares being issued under the plans, are again available for awards under the plans.

In 2004, 2003 and 2002, the Company provided broad-based stock option grants covering 181,200, 161,300 and 89,600 shares, respectively, to those employees who reached major service milestones and were not participants in other stock option programs.

The plans authorize the granting of restricted stock, which is held by the Company pursuant to the terms and conditions related to the applicable grants. Except for the right of disposal, holders of restricted stock have full shareholders’ rights during the period of restriction, including voting rights and the right to receive dividends.

There were 10,000 shares of restricted stock issued in 2004 with a weighted average fair market value of $50.66 per share. There were 20,000 shares of restricted stock issued in 2003 with a weighted average fair market value of $47.72 per share. There were 110,000 shares of restricted stock issued in 2002 with a weighted average fair market value of $56.31 per share. The shares granted in 2004, 2003 and 2002 vest over periods from three to seven years from issuance, although accelerated vesting is provided in certain instances. Restricted stock vested was 150,000, 96,790 and 112,000 shares in 2004, 2003 and 2002, respectively. Compensation expense related to restricted stock awards is based upon closing market prices on the last trading day preceding the date of grant and is charged to earnings on a straight-line basis over the vesting period. Total compensation expense related to restricted stock was $4.3 million, $4.8 million and $6.4 million in 2004, 2003 and 2002, respectively. There were 5,000, 39,250 and 16,360 shares of restricted stock canceled in 2004, 2003 and 2002, respectively. There were 322,000, 682,000 and 798,040 shares of restricted stock outstanding at December 31, 2004, 2003 and 2002, respectively, and 912,120 shares outstanding at January 1, 2002.

In 2004, the Company began issuing restricted stock units (RSUs) as part of its long-term incentive program for management. Awards of RSUs are provided for and are issued under the W.W. Grainger, Inc. 1990 Long-Term Stock Incentive Plan, as amended. There were 227,300 RSUs granted in 2004 with an average fair market value of $53.43 per share. RSUs granted in 2004 vest over periods from three to seven years from issuance, although accelerated vesting is provided in certain instances. Holders of RSUs are entitled to receive cash payments equivalent to cash dividends and other distributions paid with respect to common stock.

In 2004, 215,000 shares of previously granted, but unvested, restricted stock were converted into an equivalent number of RSUs. In 2002, 95,720 shares of previously granted, but unvested restricted stock were converted into an equivalent number of RSUs. The RSUs are subject to the same vesting provisions and have the identical financial statement impact as the original restricted stock.

In 2004 and 2003, there were 48,900 and 95,720 RSUs, respectively, that vested. At various times after vesting, RSUs will be settled by the issuance of stock certificates evidencing the conversion of the RSUs into shares of the Company common stock on a one for one basis. There were 3,505 RSUs settled and 23,600 RSUs canceled in 2004.

Compensation expense related to RSUs is based upon closing market prices on the last trading day preceding the date of award and is charged to earnings on a straight-line basis over the vesting period. Total compensation expense related to restricted stock units was $4.7 million in 2004. At December 31, 2004, there were 510,915 RSUs outstanding. At both December 31, 2003 and 2002, there were 95,720 RSUs outstanding. There were no RSUs outstanding at January 1, 2002.

Nonemployee directors participate in the Company’s Director Stock Plan. A total of 327,760 shares of common stock are available for issuance under the plan as of December 31, 2004.

A retainer fee for board service is paid to nonemployee directors in the form of an annual award of unrestricted shares of common stock under the Director Stock Plan. The number of shares awarded is equal to the retainer fee divided by the fair market value of a share of common stock at the time of the award, rounded up to the next ten-share increment. Total shares granted were 5,510, 6,160 and 5,850 in 2004, 2003 and 2002, respectively. The weighted average fair market value of these grants was $54.54, $45.50 and $54.61 for 2004, 2003 and 2002, respectively.

In addition, nonemployee directors receive an annual grant under the Director Stock Plan, denominated in dollars, of options to purchase shares of common stock. The number of shares covered by each option is equal to the dollar amount of the grant divided by the fair market value of a share of common stock at the time of the award, rounded to the next ten-share increment. The options are issued at the closing market price on the last trading day preceding the date of grant. The options are fully exercisable upon award and have a ten-year term. Total option awards were 13,360, 15,840 and 14,850 shares in 2004, 2003 and 2002, respectively. No options were canceled or expired in 2004, 2003 or 2002. There were 115,320, 112,470 and 96,630 options outstanding at December 31, 2004, 2003 and 2002, respectively, and 81,780 options outstanding at January 1, 2002.

The Company awards stock units under the Director Stock Plan in connection with deferrals of director fees and dividend equivalents on existing stock units. A stock unit is the economic equivalent of a share of common stock. Deferred fees and dividend equivalents on existing stock units are converted into stock units on the basis of the market value of the stock at the relevant times. Payment of the value of stock units is scheduled to be made after termination of service as a director. As of December 31, 2004, 2003 and 2002, there were ten, nine and ten nonemployee directors, respectively, that held stock units. The Company recognized expense (income) for the change in value of equivalent stock units of $0.9 million, $(1.0) million and $0.5 million for 2004, 2003 and 2002, respectively. There were 2,087, 1,978 and 1,834 stock units issued as a result of deferrals of director fees and dividend equivalents in 2004, 2003 and 2002, respectively. Total stock units outstanding were 39,398, 39,506 and 45,556 as of December 31, 2004, 2003 and 2002, respectively.

Transactions involving stock options are summarized as follows:

	Shares Subject to Option	Weighted Average Price Per Share	Options Exercisable
Outstanding at January 1, 2002	8,389,587	$40.96	2,826,979

Granted	2,080,005	$54.50
Exercised	(706,102)	$33.68
Canceled or expired	(298,652)	$42.19

Outstanding at December 31, 2002	9,464,838	$44.44	3,320,888

Granted	1,856,590	$45.69
Exercised	(427,857)	$36.72
Canceled or expired	(479,639)	$45.90

Outstanding at December 31, 2003	10,413,932	$44.91	4,148,846

Granted	1,229,410	$53.25
Exercised	(1,885,415)	$40.08
Canceled or expired	(552,133)	$47.54

Outstanding at December 31, 2004	9,205,794	$46.86	4,415,343

All options were issued at the closing market price on the last trading day preceding the date of grant. Options were issued in 2004, 2003 and 2002 with initial vesting periods ranging from immediate to three years.

Information about stock options outstanding and exercisable as of December 31, 2004, is as follows:

Options Outstanding
		Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price
$30.74 - $37.51	1,826,108	5.2 years	$36.98
$37.52 - $47.26	3,184,785	7.0 years	$44.66
$47.27 - $61.01	4,194,901	6.9 years	$52.83

	9,205,794	6.6 years	$46.86

Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$30.74 - $37.51	1,519,628	$36.88
$37.52 - $47.26	1,582,505	$43.66
$47.27 - $61.01	1,313,210	$50.24

	4,415,343	$43.28

Shares available for issuance in connection with awards of stock options, stock appreciation rights, stock units, shares of common stock, restricted shares of common stock and other stock-based awards to employees and directors were 1,201,876, 2,016,160 and 2,161,563 at December 31, 2004, 2003 and 2002, respectively.

The weighted average fair value of the stock options granted during 2004, 2003 and 2002 was $13.08, $10.43 and $14.77, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model based on the date of the grant and the following weighted average assumptions:

	2004	2003	2002
Risk-free interest rate	4.1%	3.4%	4.9%
Expected life	7 years	7 years	7 years
Expected volatility	20.1%	20.1%	20.1%
Expected dividend yield	1.8%	1.8%	1.8%

See Note 2 to the Consolidated Financial Statements for the pro forma net earnings and earnings per share, as calculated under SFAS No. 123.

NOTE 17—CAPITAL STOCK

The Company had no shares of preferred stock outstanding as of December 31, 2004, 2003 and 2002. The activity of outstanding common stock and common stock held in treasury was as follows:

	2004	2003		2002
	Outstanding Common Stock	Treasury Stock	Outstanding Common Stock	Treasury Stock	Outstanding Common Stock	Treasury Stock
Balance at
beginning of period	91,020,989	18,356,227	91,568,055	17,449,587	93,344,641	15,129,062
Exercise of stock options	1,825,085	(1,319,363)	415,244	(5,500)	582,243	(1,000)
Issuance and vesting of restricted
stock, net of 45,647, 30,920
and 35,224 shares retained,
respectively	(35,647)	45,647	(10,920)	--	74,776	--
Settlement of restricted
stock units, net of
1,015 shares retained	2,490	(2,490)	--	--	--	--
Cancellation of restricted shares	(5,000)	--	(39,250)	--	(16,360)	--
Conversion of restricted stock
to restricted stock units	(215,000)	--	--	--	(95,720)	--
Purchase of 4,801,600 shares
of stock, net of 4,695,725
treasury shares transferred
in connection with related
party transaction	--	--	--	--	(105,875)	105,875
Purchase of treasury shares,
net of 5,510, 6,160 and 5,850
shares issued, respectively	(1,995,490)	1,995,490	(912,140)	912,140	(2,215,650)	2,215,650

Balance at end of period	90,597,427	19,075,511	91,020,989	18,356,227	91,568,055	17,449,587

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

Income tax expense consisted of:

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands of dollars)
Current provision:
Federal	$135,391	$121,671	$140,453
State	24,815	22,307	24,696
Foreign	2,460	4,759	3,680

Total current	162,666	148,737	168,829
Deferred tax (benefit) provision:
Federal	(5,986)	3,454	(7,295)
State	(684)	395	(834)
Foreign	2,220	1,533	1,649

Total deferred	(4,450)	5,382	(6,480)

Total provision	$158,216	$154,119	$162,349

The income tax effects of temporary differences that gave rise to the net deferred tax asset were:

	As of December 31,
	2004	2003	2002
	(In thousands of dollars)
Deferred tax assets:
Inventory	$37,927	$42,365	$38,583
Accrued expenses	31,219	28,841	30,418
Accrued employment-related benefits	65,760	56,449	54,063
Intangibles	663	4,896	8,700
Foreign operating loss carryforwards	9,616	10,248	10,032
Unrealized capital losses	649	4,671	1,950
Tax benefit related to designated hedge	--	9,914	387
Other	4,129	1,401	2,830

Deferred tax assets	149,963	158,785	146,963
Less valuation allowance	(10,265)	(14,919)	(11,982)

Deferred tax assets, net of valuation allowance	$139,698	$143,866	$134,981

Deferred tax liabilities:
Purchased tax benefits	$(10,090)	$(11,008)	$(11,854)
Property, buildings and equipment	(9,594)	(9,154)	(5,273)
Other	(8,696)	(3,909)	(1,977)

Deferred tax liabilities	(28,380)	(24,071)	(19,104)

Net deferred tax asset	$111,318	$119,795	$115,877

The net deferred tax asset is classified as follows:
Current assets	$96,929	$99,499	$95,336
Noncurrent assets	18,871	20,296	20,541
Noncurrent liabilities (foreign)	(4,482)	--	--

Net deferred tax asset	$111,318	$119,795	$115,877

The purchased tax benefits represent lease agreements acquired in prior years under the provisions of the Economic Recovery Act of 1981.

At December 31, 2004, the Company had $35.8 million of foreign operating loss carryforwards related to a foreign operation, which begin to expire in 2006. The valuation allowance represents a provision for uncertainty as to the realization of the tax benefits of these carryforwards.

In addition, the Company recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to capital loss limitations.

The changes in the valuation allowance were as follows:

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands of dollars)
Beginning balance	$14,919	$11,982	$13,934
(Decrease) increase related to foreign
net operating loss carryforwards	(632)	216	(586)
(Realized) unrealized capital losses	(4,022)	2,721	(1,366)

Ending balance	$10,265	$14,919	$11,982

A reconciliation of income tax expense with federal income taxes at the statutory rate follows:

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands of dollars)
Federal income tax at the statutory rate	$155,799	$133,382	$139,243
State income taxes, net of federal income tax benefit	16,130	14,500	15,404
Foreign operations tax effects	(661)	1,025	1,631
Tax benefit of capital loss carrybacks	(3,778)	--	--
Tax benefit of tax-free Medicare subsidy	(1,865)	--	--
Other – net	(7,409)	5,212	6,071

Income tax expense	$158,216	$154,119	$162,349

Effective tax rate	35.5%	40.4%	40.8%

The Company has not provided for U.S. federal income taxes or tax benefits on the undistributed earnings or losses of its foreign subsidiaries. In the opinion of management, such earnings will continue to be indefinitely reinvested. At December 31, 2004, there were no undistributed earnings of foreign subsidiaries that would be subject to U.S. income taxes, if such earnings were repatriated.

The Company is continuously undergoing examination of its federal income tax returns by the Internal Revenue Service (the IRS). The Company and the IRS have settled tax years through 2001. The IRS is currently examining the Company’s 2002 and 2003 federal income tax returns. Additionally, the Company is routinely involved in state and local income tax audits, and on occasion, foreign jurisdiction tax audits. The Company expects to resolve these audits within the amounts paid and/or reserved for these liabilities.

NOTE 19—EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the year. Diluted earnings per share is based on the combination of weighted average number of shares outstanding and dilutive potential shares. The Company had additional outstanding stock options of 2.7 million, 3.5 million and 2.7 million for the years ended December 31, 2004, 2003 and 2002, respectively, that were excluded from the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands of dollars, except for per share amounts)
Earnings before cumulative effect of accounting change	$286,923	$226,971	235,488
Cumulative effect of accounting change	--	--	(23,921)

Net earnings	$286,923	$226,971	211,567

Denominator for basic earnings per share —
weighted average shares	90,207	90,731	91,982
Effect of dilutive securities – stock-based compensation	1,466	1,663	2,321

Denominator for diluted earnings per share —
weighted average shares adjusted for dilutive securities	91,673	92,394	94,303

Basic earnings per share before cumulative
effect of accounting change	$3.18	$2.50	$2.56
Cumulative effect of accounting change	--	--	(0.26)

Basic earnings per common share	$3.18	$2.50	$2.30

Dilutive earnings per share before cumulative
effect of accounting change	$3.13	$2.46	$2.50
Cumulative effect of accounting change	--	--	(0.26)

Dilutive earnings per common share	$3.13	$2.46	$2.24

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

NOTE 21—SEGMENT INFORMATION

The Company reports three segments: Branch-based Distribution, Lab Safety and Integrated Supply. The Branch-based Distribution segment provides customers with solutions to their immediate facilities maintenance and other needs. Branch-based Distribution is an aggregation of the following: Industrial Supply, Acklands (Canada), FindMRO, Export, Global Sourcing, Parts, Grainger, S.A. de C.V. (Mexico), Grainger Caribe Inc. (Puerto Rico) and China Distribution. Lab Safety is a direct marketer of safety and other industrial products. Integrated Supply serves customers who have chosen to outsource a portion or all of their indirect materials management processes.

The Company’s segments offer differing ranges of services and products and require different resources and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment transfer prices are established at external selling prices, less costs not incurred due to a related party sale.

	2004
	Branch-based Distribution	Lab Safety	Integrated Supply	Total
	(In thousands of dollars)
Total net sales	$4,519,951	$336,720	$211,065	$5,067,736
Intersegment net sales	(15,873)	(2,078)	--	(17,951)

Net sales to external customers	$4,504,078	$334,642	$211,065	$5,049,785
Segment operating earnings	$461,367	$45,467	$2,461	$509,295
Segment assets	$2,006,128	$144,471	$28,496	$2,179,095
Depreciation and amortization	74,403	7,870	1,205	83,478
Additions to long-lived assets	155,087	2,910	79	158,076

	2003
	Branch-based Distribution	Lab Safety	Integrated Supply	Total
	(In thousands of dollars)
Total net sales	$4,167,164	$305,480	$211,679	$4,684,323
Intersegment net sales	(15,496)	(1,813)	--	(17,309)

Net sales to external customers	$4,151,668	$303,667	$211,679	$4,667,014
Segment operating earnings	$390,183	$41,885	$3,201	$435,269
Segment assets	$1,851,640	$142,466	$40,094	$2,034,200
Depreciation and amortization	65,744	7,239	1,286	74,269
Additions to long-lived assets	73,287	33,123	1,839	108,249

	2002
	Branch-based Distribution	Lab Safety	Integrated Supply	Total
	(In thousands of dollars)
Total net sales	$4,147,955	$286,797	$225,967	$4,660,719
Intersegment net sales	(15,411)	(1,410)	--	(16,821)

Net sales to external customers	$4,132,544	$285,387	$225,967	$4,643,898
Segment operating earnings	$394,861	$47,105	$6,231	$448,197
Segment assets	$1,872,471	$104,372	$29,539	$2,006,382
Depreciation and amortization	68,966	6,421	1,214	76,601
Additions to long-lived assets	123,039	2,127	1,581	126,747

Following are reconciliations of the segment information with the consolidated totals per the financial statements:

	2004	2003	2002
	(In thousands of dollars)
Operating earnings:
Total operating earnings for reportable segments	$509,295	$435,269	$448,197
Unallocated expenses	(69,765)	(48,008)	(55,042)

Total consolidated operating earnings	$439,530	$387,261	$393,155

Assets:
Total assets for reportable segments	$2,179,095	$2,034,200	$2,006,382
Unallocated assets	630,478	590,478	431,066

Total consolidated assets	$2,809,573	$2,624,678	$2,437,448

	2004
	Segment Totals	Unallocated	Consolidated Total
Other significant items:	(In thousands of dollars)
Depreciation and amortization	$83,478	$14,778	$98,256
Additions to long-lived assets	$158,076	$2,682	$160,758

Geographic Information:	Revenues	Long-lived Assets
United States	$4,507,030	$808,564
Canada	436,877	165,240
Other foreign countries	105,878	4,236

	$5,049,785	$978,040

	2003
	Segment Totals	Unallocated	Consolidated Total
Other significant items:	(In thousands of dollars)
Depreciation and amortization	$74,269	$15,984	$90,253
Additions to long-lived assets	$108,249	$3,680	$111,929

Geographic Information:	Revenues	Long-lived Assets
United States	$4,183,321	$773,411
Canada	393,938	143,007
Other foreign countries	89,755	4,052

	$4,667,014	$920,470

	2002
	Segment Totals	Unallocated	Consolidated Total
Other significant items:	(In thousands of dollars)
Depreciation and amortization	$76,601	$16,887	$93,488
Additions to long-lived assets	$126,747	$17,278	$144,025

Geographic Information:	Revenues	Long-lived Assets
United States	$4,215,483	$762,661
Canada	342,489	118,979
Other foreign countries	85,926	4,109

	$4,643,898	$885,749

Long-lived assets consist of property, buildings, equipment, capitalized software, goodwill and other intangibles.

Revenues are attributed to countries based on the location of the customer.

Unallocated expenses and unallocated assets primarily relate to the Company headquarters’ support services, which are not part of any business segment. Unallocated expenses include payroll and benefits, depreciation and other costs associated with headquarters-related support services. Unallocated assets include nonoperating cash and cash equivalents, certain prepaid expenses and property, buildings and equipment – net. Unallocated expenses increased $21.8 million in the year ended December 31, 2004 when compared with the prior year. The year-over-year variance included increases in payroll and benefits at headquarters driven by stock-based compensation, and bonus and profit sharing accruals, as well as higher severance and benefits related to organizational changes made during 2004.

The change in the carrying amount of goodwill by segment from December 31, 2002 to December 31, 2004 is as follows:

Goodwill, net by Segment	Branch-based Distribution	Lab Safety	Integrated Supply	Total
	(In thousands of dollars)
Balance at December 31, 2002	$89,323	$25,105	$--	$114,428
Acquisition	--	22,823	--	22,823
Translation	19,018	--	--	19,018

Balance at December 31, 2003	108,341	47,928	--	156,269
Translation	8,742	--	--	8,742

Balance at December 31, 2004	$117,083	$47,928	$--	$165,011

NOTE 22—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of selected quarterly information for 2004 and 2003 is as follows:

	2004 Quarter Ended
	(In thousands of dollars, except for per share amounts)
	March 31	June 30	September 30	December 31	Total
Net sales	$1,227,799	$1,255,974	$1,301,057	$1,264,955	$5,049,785
Cost of merchandise sold	780,334	796,147	821,774	744,878	3,143,133
Gross profit	447,465	459,827	479,283	520,077	1,906,652
Warehousing, marketing and
administrative expenses	346,717	353,162	371,839	395,630	1,467,348
Restructuring charge	--	(226)	--	--	(226)
Operating earnings	100,748	106,891	107,444	124,447	439,530
Net earnings	62,559	66,619	67,689	90,056	286,923
Earnings per share – basic	0.69	0.74	0.75	1.00	3.18
Earnings per share – diluted	$0.69	$0.72	$0.74	$0.98	$3.13

	2003 Quarter Ended
	(In thousands of dollars, except for per share amounts)
	March 31	June 30	September 30	December 31	Total
Net sales	$1,139,269	$1,172,661	$1,200,669	$1,154,415	$4,667,014
Cost of merchandise sold	729,160	754,528	775,805	716,020	2,975,513
Gross profit	410,109	418,133	424,864	438,395	1,691,501
Warehousing, marketing and
administrative expenses	318,702	325,353	330,543	330,206	1,304,804
Restructuring charge	--	--	--	(564)	(564)
Operating earnings	91,407	92,780	94,321	108,753	387,261
Net earnings	52,404	55,993	56,836	61,738	226,971
Earnings per share – basic	0.58	0.61	0.63	0.68	2.50
Earnings per share – diluted	$0.57	$0.60	$0.62	$0.67	$2.46

In the fourth quarter of 2004, the Company reduced its income tax rate for the year to 35.5% from its previous projection of 38.0%. This reduction was primarily due to the recognition of tax benefits from the Medicare Act, capital loss carrybacks created by the sale of investment securities and the resolution of certain federal and state tax contingencies. The reduction in rate was not determinable until the fourth quarter when these items were finalized and their effect on the rate quantified.

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

NOTE 24—UNCLASSIFIED – NET

The components of Unclassified – net were as follows:

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands of dollars)
Gains on sales of investment securities	$50	$1,208	$7,308
Gains on sales of fixed assets	2,198	3,110	6,409
Other income items	334	198	1,106

Total income	2,582	4,516	14,823

Write-down of investments	--	(1,614)	(3,192)
Losses on sales of fixed assets	(473)	(1,503)	(1,190)
Other expense items	(234)	(693)	(1,144)

Total expense	(707)	(3,810)	(5,526)

Unclassified – net	$1,875	$706	$9,297

NOTE 25—CONTINGENCIES AND LEGAL MATTERS

The Company has an outstanding guarantee relating to an industrial revenue bond assumed by the buyer of one of the Company’s formerly owned facilities. The maximum exposure under this guarantee is $8.5 million. The Company has not recorded any liability relating to this guarantee and believes it is unlikely that material payments will be required.

The Company has been named, along with numerous other nonaffiliated companies, as a defendant in litigation in various states involving asbestos and/or silica. These lawsuits typically assert claims of personal injury arising from alleged exposure to asbestos and/or silica as a consequence of products purportedly distributed by the Company. As of January 28, 2005, the Company is named in cases filed on behalf of approximately 3,700 plaintiffs in which there is an allegation of exposure to asbestos and/or silica. In addition, during 2004, five cases previously filed against the Company alleging exposure to cotton dust were amended to include allegations relating to asbestos; these cases involve approximately 2,100 plaintiffs.

The Company has denied, or intends to deny, the allegations in all of the above-described lawsuits. In 2004, lawsuits relating to asbestos and/or silica and involving approximately 700 plaintiffs were dismissed with respect to the Company, typically based on the lack of product identification. If a specific product distributed by the Company is identified in any of these lawsuits, it would attempt to exercise indemnification remedies against the product manufacturer. In addition, the Company believes that a substantial portion of these claims are covered by insurance. The Company is engaged in active discussions with its insurance carriers regarding the scope and amount of coverage. While the Company is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on its consolidated financial position or results of operations.

On September 28, 2004, the U.S. Environmental Protection Agency (EPA) filed an administrative complaint against the Company seeking a civil penalty of $0.4 million for alleged violations of federal clean-air law and regulations. The complaint alleges that the Company sold a “non-essential” wheel chock product which contained and/or was manufactured with an ozone-depleting substance (ODS). The complaint also alleges that the Company sold aerosol cleaning fluids containing an ODS without displaying proper notification where the products were sold. According to the complaint, the Company sold the cleaning fluids to persons who did not provide proof that they were commercial purchasers and failed to verify that such persons were commercial purchasers. The Company does not believe that the resolution of this matter will have a material adverse effect on its consolidated financial position or results of operations.

In addition to the foregoing, from time to time the Company is involved in various other legal and administrative proceedings that are incidental to its business. These include claims relating to product liability, general negligence, environmental issues, employment, intellectual property and other matters. As a government contractor, from time to time the Company is also subject to governmental or regulatory inquiries or audits. It is not expected that the ultimate resolution of any of these matters will have, either individually or in the aggregate, a material adverse effect on its consolidated financial position or results of operations.

NOTE 26—SUBSEQUENT EVENTS

On January 7, 2005, Lab Safety, a wholly owned subsidiary of the Company, signed a definitive agreement to acquire substantially all of the assets and certain liabilities of AW Direct, Inc. (AW Direct). AW Direct is a direct marketer of products to the service vehicle accessories market. The acquisition subsequently closed on January 14, 2005. The final purchase price is expected to be approximately $25 million in cash and approximately $2 million in assumed liabilities. Any goodwill recognized in this transaction will be deductible for tax purposes.

AW Direct, with 2004 sales of more than $28 million, sells general towing and work truck equipment and accessories to customers in the auto service, utilities, government and construction markets. AW Direct will be operated as a wholly owned subsidiary of Lab Safety.