Form 10-Q
period 2005-03-31
GRAINGER W W INC
filed 2005-05-03
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

        [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Fof the transition period from _______ to _______

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

Not Applicable (Former name, former address and former fiscal year; if changed since last report)

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

Yes ___X____ No _______

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 90,684,696 shares of the Company’s Common Stock were outstanding as of March 31, 2005.

	TABLE OF CONTENTS	Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the Three Months Ended March 31, 2005 and March 31, 2004	3

	Condensed Consolidated Statements of Comprehensive Earnings for the Three Months Ended March 31, 2005 and March 31, 2004	4

	Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	5 - 6

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and March 31, 2004	7 - 8

	Notes to Condensed Consolidated Financial Statements	9 - 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 - 20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 4.	Submission of Matters to a Vote of Security Holders	22 - 23

Item 6.	Exhibits	23

Signatures		24

EXHIBITS

Exhibit 11	Computations of Earnings Per Share

Exhibits 31 & 32	Certifications

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net sales	$1,334,880	$1,227,799
Cost of merchandise sold	836,004	780,334

Gross profit	498,876	447,465
Warehousing, marketing and administrative expenses	390,200	346,717

Operating earnings	108,676	100,748
Other income and (expense):
Interest income	2,447	1,232
Interest expense	(490)	(1,413)
Equity in income (loss) of unconsolidated entities – net	420	(345)
Gain on sale of unconsolidated entity	--	750
Unclassified – net	4,243	141

Total other income and (expense)	6,620	365

Earnings before income taxes	115,296	101,113
Income taxes	42,504	38,554

Net earnings	$72,792	$62,559

Earnings per share:
Basic	$0.81	$0.69

Diluted	$0.79	$0.69

Weighted average number of shares outstanding:
Basic	90,395,437	90,219,290

Diluted	92,460,093	91,273,433

Cash dividends paid per share	$0.200	$0.185

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net earnings	$72,792	$62,559
Other comprehensive (losses) earnings:
Foreign currency translation adjustments, net of tax
benefit (expense) of $447 and $(613), respectively	(2,461)	(2,446)

Comprehensive earnings	$70,331	$60,113

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for per share amounts)
(Unaudited)

ASSETS	March 31, 2005	Dec. 31, 2004
CURRENT ASSETS
Cash and cash equivalents	$369,496	$429,246
Accounts receivable (less allowances for doubtful
accounts of $22,983 and $23,375, respectively)	520,228	480,893
Inventories	741,754	700,559
Prepaid expenses and other assets	55,020	47,086
Deferred income taxes	97,982	96,929

Total current assets	1,784,480	1,754,713
PROPERTY, BUILDINGS AND EQUIPMENT	1,654,882	1,638,131
Less accumulated depreciation and amortization	895,487	876,558

Property, buildings and equipment – net	759,395	761,573
DEFERRED INCOME TAXES	5,535	18,871
INVESTMENTS IN UNCONSOLIDATED ENTITIES	26,244	26,126
GOODWILL	178,401	165,011
OTHER ASSETS AND INTANGIBLES – NET	99,010	83,279

TOTAL ASSETS	$2,853,065	$2,809,573

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except for per share amounts)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY	March 31, 2005	Dec. 31, 2004
CURRENT LIABILITIES
Current maturities of long-term debt	$9,485	$9,485
Trade accounts payable	334,956	289,388
Accrued contributions to employees’ profit sharing plans	29,706	86,742
Accrued expenses	216,109	241,566
Income taxes	57,665	35,253

Total current liabilities	647,921	662,434
DEFERRED INCOME TAXES	4,877	4,482
ACCRUED EMPLOYMENT-RELATED BENEFITS COSTS	78,550	74,687
SHAREHOLDERS’ EQUITY
Cumulative Preferred Stock – $5 par value –
12,000,000 shares authorized; none issued
nor outstanding	--	--
Common Stock – $0.50 par value –
300,000,000 shares authorized;
109,672,938 shares issued	54,836	54,836
Additional contributed capital	434,723	432,171
Retained earnings	2,512,999	2,458,442
Unearned restricted stock compensation	(15,179)	(14,463)
Accumulated other comprehensive earnings	15,591	18,052
Treasury stock, at cost –
18,988,242 and 19,075,511 shares, respectively	(881,253)	(881,068)

Total shareholders’ equity	2,121,717	2,067,970

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,853,065	$2,809,573

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$72,792	$62,559
Provision for losses on accounts receivable	1,189	4,196
Deferred income taxes	13,145	1,863
Depreciation and amortization:
Property, buildings and equipment	23,438	22,471
Capitalized software and other intangibles	2,996	3,882
Tax benefit of stock incentive plans	2,681	546
Net (gains) losses on sales of property, buildings and
equipment	(4,281)	48
Gain on sale of unconsolidated entity	--	(750)
(Income) losses of unconsolidated entities	(420)	345
Change in operating assets and liabilities – net of business acquisition:
(Increase) in accounts receivable	(40,445)	(45,805)
(Increase) decrease in inventories	(39,655)	6,010
(Increase) in prepaid expenses	(7,543)	(14,496)
Increase in trade accounts payable	43,731	54,856
(Decrease) in other current liabilities	(82,520)	(37,664)
Increase in current income taxes payable	22,412	29,330
Increase in accrued employment-related benefit costs	3,863	3,548
Other – net	1,305	2,112

Net cash provided by operating activities	$12,688	$93,051

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and
equipment – net of dispositions	$(16,931)	$(9,792)
Additions to capitalized software	(10,673)	(1,433)
Net cash paid for business acquisition	(24,838)	--
Other – net	23	975

Net cash used in investing activities	$(52,419)	$(10,250)

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands of dollars)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt payments	$--	$(4)
Stock options exercised	13,612	3,090
Purchase of treasury stock – net	(15,232)	(36,616)
Cash dividends paid	(18,235)	(16,864)

Net cash used in financing activities	$(19,855)	$(50,394)

Exchange rate effect on cash and cash equivalents	(164)	(499)

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(59,750)	31,908
Cash and cash equivalents at beginning of year	429,246	402,824

Cash and cash equivalents at end of period	$369,496	$434,732

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

The Condensed Consolidated Financial Statements of the Company and the related notes are unaudited and should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

The Condensed Consolidated Balance Sheet as of December 31, 2004, has been derived from the audited consolidated financial statements at that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information reflects all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the statements contained herein. Certain prior period amounts have been reclassified to conform to the current year’s presentation.

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

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands of dollars, except for per share amounts)
Net earnings, as reported	$72,792	$62,559
Deduct: Total stock-based employee compensation
expense determined under the fair value based
method for all awards, net of related tax	(3,012)	(4,857)
Add: Stock-based employee compensation expense,
net of related tax, included in net earnings, as
reported	527	1,717

Net earnings, pro forma	$70,307	$59,419

Earnings per share:
Basic - as reported	$0.81	$0.69
Basic - pro forma	$0.78	$0.66
Diluted - as reported	$0.79	$0.69
Diluted - pro forma	$0.76	$0.65

NEW ACCOUNTING STANDARDS

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 is an interpretation of certain terms and concepts in SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that conditional obligations meet the definition of an asset retirement obligation as used in SFAS No. 143, and therefore should be recognized if the fair value of the contractual obligation is reasonably estimable. Clarification of when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation is also contained in FIN 47, as well as identification of certain disclosures required about unrecognized asset retirement obligations. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15, 2005 (as of year-end December 31, 2005 for the Company). Retrospective application for interim financial information is permitted but not required. The Company does not expect adoption of FIN 47 to have a material effect on its results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period (often the vesting period) for each grant. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management. SFAS No. 123R replaces FASB Statement No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On April 14, 2005, the SEC approved a new rule that delays the effective date of SFAS No. 123R. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard. Under the rule approved by the SEC, the provisions of SFAS No. 123R are now required to be applied by public companies as of the first annual reporting period that begins after June 15, 2005 (as of January 1, 2006 for the Company). The Company intends to continue applying APB Opinion No. 25 to equity-based compensation awards until the effective date of SFAS No. 123R. At the effective date of SFAS No. 123R, the Company expects to use the modified prospective application transition method without restatement of prior periods. This will result in the Company recognizing compensation cost based on the requirements of SFAS No. 123R for all equity-based compensation awards issued after January 1, 2006. For all equity-based compensation awards that are unvested as of January 1, 2006, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the SFAS No. 123 pro forma footnote disclosure. The Company is currently evaluating the impact that adoption of SFAS No. 123R may have on its results of operations or financial position and expects that the adoption may have a material effect on the Company’s results of operations depending on the level and form of future equity-based compensation awards issued.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107) which provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provide the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not change the accounting required by SFAS No. 123R.

3.  ACQUISITION

On January 14, 2005, Lab Safety Supply, Inc. (Lab Safety), a wholly owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of AW Direct, Inc. AW Direct, Inc., a targeted direct marketer of products to the service vehicle accessories market, had sales of more than $28 million in 2004. The acquisition of the AW Direct business will provide Lab Safety access to a new market with the potential to create additional demand for many of Lab Safety’s existing products.

The aggregate purchase price was $24.8 million in cash and approximately $2 million in assumed liabilities. Estimated goodwill recognized in this transaction amounted to approximately $14 million and is expected to be fully deductible for tax purposes. The purchase price allocation is preliminary and the final determination of required purchase accounting adjustments is not expected to have a material effect on the financial statements. Due to the immaterial nature of this transaction, disclosures of amounts assigned to the acquired assets and assumed liabilities and pro forma results of operations are not considered necessary.

4. DIVIDEND

On April 27, 2005, the Board of Directors declared a quarterly dividend of 24 cents per share, payable June 1, 2005 to shareholders of record on May 9, 2005. This represents a 20% increase from the prior quarterly rate of 20 cents per share.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.  GUARANTEES

The Company has an outstanding guarantee related to an industrial development revenue bond assumed by the buyer of one of the Company’s formerly owned facilities. The maximum exposure under this guarantee is $8.5 million and it matures on December 15, 2005. The Company has not recorded any liability relating to this guarantee and believes it is unlikely that material payments will be required.

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

	Three Months Ended March 31,
	2005	2004
	(In thousands of dollars)
Beginning balance	$3,428	$2,863
Returns	(2,581)	(2,760)
Provision	2,729	2,709

Ending balance	$3,576	$2,812

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

The net periodic benefit costs charged to operating expenses, which are valued with a measurement date of January 1 of each year, consisted of the following components:

	Three Months Ended March 31,
	2005	2004
	(In thousands of dollars)
Service cost	$1,894	$1,893
Interest cost	1,572	1,628
Expected return on assets	(625)	(516)
Amortization of transition asset	(36)	(36)
Amortization of unrecognized losses	481	634
Amortization of prior service cost	(215)	(215)

Net periodic benefit costs	$3,071	$3,388

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company has established a Group Benefit Trust to fund the plan and process benefit payments. The funding of the trust is an estimated amount, which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended. There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC. During the quarter, the Company contributed $0.5 million to the trust.

7.  SEGMENT INFORMATION

Beginning January 1, 2005, the Company changed its organizational structure. The FindMRO and Parts divisions were merged into the Industrial Supply division. Additionally, the Integrated Supply division, which had been reported as a separate segment, was also merged into Industrial Supply. Operations are now managed and reported in two segments: Branch-based Distribution and Lab Safety. Branch-based Distribution is an aggregation of the following: Industrial Supply, Acklands – Grainger Inc. (Canada), Global Sourcing, Grainger, S.A. de C.V. (Mexico), Export, Grainger Caribe Inc. (Puerto Rico) and China Distribution. Lab Safety is a direct marketer of safety and other industrial products.

Segment information has been modified for all periods in order to conform to the new structure.

	Three Months Ended March 31, 2005
	Branch-based Distribution	Lab Safety	Total
	(In thousands of dollars)
Total net sales	$1,242,255	$93,483	$1,335,738
Intersegment net sales	(214)	(644)	(858)

Net sales to external customers	$1,242,041	$92,839	$1,334,880

Segment operating earnings	$108,865	$13,628	$122,493

	Three Months Ended March 31, 2004
	Branch-based Distribution	Lab Safety	Total
	(In thousands of dollars)
Total net sales	$1,143,056	$85,779	$1,228,835
Intersegment net sales	(610)	(426)	(1,036)

Net sales to external customers	$1,142,446	$85,353	$1,227,799

Segment operating earnings	$107,146	$11,814	$118,960

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Branch-based Distribution	Lab Safety	Total
Segment assets:	(In thousands of dollars)
March 31, 2005	$2,114,390	$176,174	$2,290,564

December 31, 2004	$2,034,624	$144,471	$2,179,095

Following are reconciliations of segment information with the consolidated totals per the financial statements:

	Three Months Ended March 31,
	2005	2004
Operating earnings:	(In thousands of dollars)
Total operating earnings for reportable segments	$122,493	$118,960
Unallocated expenses	(13,822)	(18,211)
Elimination of intersegment losses (profits)	5	(1)

Total consolidated operating earnings	$108,676	$100,748

	March 31, 2005	December 31, 2004
Assets:	(In thousands of dollars)
Total assets for reportable segments	$2,290,564	$2,179,095
Unallocated assets	562,501	630,478

Total consolidated assets	$2,853,065	$2,809,573

Unallocated expenses and unallocated assets primarily relate to the Company headquarters’ support services, which are not part of any business segment. Unallocated expenses include payroll and benefits, depreciation and other costs associated with headquarters-related support services. Unallocated assets include non-operating cash and cash equivalents, certain prepaid expenses and property, buildings and equipment – net. Unallocated expenses were 24.1% lower in the first quarter of 2005 versus the first quarter of 2004, primarily due to severance and benefits related to organizational changes included in the 2004 first quarter.

Item 2.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview
General
Grainger is the leading broad-line supplier of facilities maintenance and other related products in North America. Grainger distributes a wide range of products used by businesses and institutions to keep their facilities and equipment up and running. Grainger uses a multichannel business model to provide customers with a range of options for finding and purchasing products through a network of branches, field sales representatives, call centers, direct marketing media and the Internet. Grainger serves customers through a network of 581 branches, 17 distribution centers and multiple Web sites.

Starting January 1, 2005, Grainger changed its organizational structure. The FindMRO and Parts divisions were merged into the Industrial Supply division. Additionally, the Integrated Supply division, which had been reported as a separate segment, was also merged into Industrial Supply. Operations are now managed and reported in two segments: Branch-based Distribution and Lab Safety. Branch-based Distribution is an aggregation of the following business units: Industrial Supply, Acklands – Grainger Inc. (Canada), Global Sourcing, Grainger, S.A. de C.V. (Mexico), Export, Grainger Caribe Inc. (Puerto Rico) and China Distribution. Lab Safety is a direct marketer of safety and other industrial products. Prior year segment amounts have been restated to maintain comparability.

Business Environment
Several economic factors and industry trends shape Grainger’s business environment. Current economic growth projections for 2005 industrial production and GDP are approximately 4 percent. The manufacturing sector also continues to show growth in the year-over-year comparisons and Grainger has benefited from the economic recovery in the United States, as its sales correlate positively with production growth. Grainger’s sales also tend to increase when non-farm payrolls grow, especially during economic recoveries, and early projections for the first quarter show non-farm payrolls increasing.

Early projections of manufacturing employment levels for the first quarter reflect little or no change, while Grainger’s sales to the light and heavy manufacturing customer segments continue to show improvement over the prior year. This growth in the manufacturing customer segment indicates market share gains for Grainger.

In the first quarter of 2005, approximately $18.9 million of capital expenditures related to the market expansion program and the SAP systems project were incurred. Other phases of the market expansion program are either already in progress or are scheduled for later in 2005 and beyond. For the SAP system, integration, volume and user acceptance testing is currently scheduled for the second half of 2005 and implementation is expected to begin in the first half of 2006.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability
Grainger’s operating results for the first quarter of 2005 include the operating results of AW Direct, Inc. (AW Direct) from the acquisition date of January 14, 2005. AW Direct’s results are included in the Lab Safety segment.

There were 64 sales days in both the first quarter of 2005 and the first quarter of 2004.

Results of Operations
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings.

	Three Months Ended March 31,
	Items in Condensed Consolidated Statements of Earnings

	As a Percent of Net Sales
	2005	2004	Percent Increase/ (Decrease)
Net sales	100.0%	100.0%	8.7%
Cost of merchandise sold	62.6	63.6	7.1
Gross profit	37.4	36.4	11.5
Operating expenses	29.3	28.2	12.5
Operating earnings	8.1	8.2	7.9
Other income (expense)	0.5	--	NM
Income taxes	3.2	3.1	10.2
Net earnings	5.4	5.1	16.4

Grainger’s net sales of $1,334.9 million in the first quarter of 2005 increased 8.7% compared with sales of $1,227.8 million for the comparable 2004 quarter. First quarter 2005 sales benefited from a stronger economy, market share gains, ongoing strategic initiatives and a favorable Canadian exchange rate. These growth factors were partially offset by the negative impact from the timing of the Easter holiday, which fell into the first quarter of 2005 versus the second quarter of 2004. The increase in net sales was realized in both segments of the business.

The gross profit margin improved a percentage point to 37.4% for the first three months of 2005 from 36.4% in the comparable period of 2004. Contributing to the gross profit margin improvement were positive inflation recovery and the positive effect of product mix. Operating earnings for the first quarter of 2005 totaled $108.7 million, an increase of 7.9% over the first quarter of 2004. The improvement in operating earnings was from both the Branch-based Distribution and Lab Safety segments, as well as from lower operating expenses at headquarters. Operating expenses of $390.2 million in 2005 increased 12.5% over the prior year, primarily driven by increased costs related to strategic initiatives and higher accruals for sales commissions and profit sharing.

Net earnings for the first quarter of 2005 increased by 16.4% to $72.8 million from $62.6 million in 2004. Diluted earnings per share of $0.79 in the first quarter 2005 was 14.5% higher than the $0.69 for the first quarter of 2004. The growth in net earnings for the quarter resulted from the improvement in operating earnings, higher other income and a reduced tax rate for the Company.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Segment Analysis
The following comments at the segment level refer to external and intersegment net sales. Comments at the business unit level include external and inter- and intrasegment net sales. See Note 7 to the Condensed Consolidated Financial Statements.

Branch-based Distribution
In the first quarter of 2005, net sales of $1,242.3 million increased by 8.7% compared to net sales of $1,143.1 million in the first quarter of 2004. Sales in the United States were up 8.2%, with growth in all customer end markets, led by the manufacturing and commercial sectors. National account sales within these customer segments were up 12% in the quarter and sales to government accounts were up 9%. Partially offsetting these improvements in sales was the negative impact from the timing of the Easter holiday, which fell into the first quarter of 2005 versus the second quarter of 2004.

Net sales in Canada in the first quarter of 2005 were 12.1% higher than the comparable quarter of 2004 due to a stronger economy and a favorable exchange rate. In local currency, sales increased 4.2%, resulting from improved sales in the natural resources sector. Sales in Mexico increased 15.2% in the first three months of 2005, driven by an improving economy, expanded telesales operation and incremental sales for one new and one expanded branch, both added in 2004.

The gross profit margin increased 0.8 percentage point in the 2005 quarter over the comparable quarter of 2004. Contributing to the improvement in gross profit margin were positive inflation recovery and the positive effect of product mix.

Operating expenses for the Branch-based Distribution businesses were up 14.7% in the quarter. Increased costs related to strategic initiatives, for both market expansion and the SAP system, were the primary drivers of the operating expense growth. Higher accruals for sales commissions and profit sharing also contributed to the increase. Partially offsetting these increases were lower bonus accruals and lower bad debt expense.

Operating earnings of $108.9 million for the first quarter of 2005 increased 1.6% over the $107.1 million for the first quarter of 2004. The earnings improvement resulted from higher sales and improved gross profits, partially offset by operating expenses, which grew at a faster rate than sales.

Lab Safety
Net sales at Lab Safety were $93.5 million for the first quarter of 2005, an increase of $7.7 million, or 9.0%, when compared with $85.8 million for the same period in 2004. The sales growth was attributable to incremental sales from the AW Direct business (AW Direct), acquired on January 14, 2005, as well as increased volume in core product lines. Excluding AW Direct, sales increased 1.1%. Excluding a one-time fulfillment program from prior year, sales were up 5.9%.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The gross profit margin of 43.3% for the first quarter of 2005 increased 2.1 percentage points over the first quarter of 2004. The margin improvement was primarily attributable to the elimination of the 2004 fulfillment program. The 2005 gross profit margin also benefited from inflation recovery. These margin increases were partially offset by incremental sales of AW Direct products, which generally have lower gross profit margins than the remainder of Lab Safety’s products.

Operating expenses at Lab Safety of $26.9 million were $3.3 million, or 14.2%, higher in the quarter due to incremental costs associated with the acquisition of AW Direct, as well as increased media spending.

Operating earnings of $13.6 million in the first quarter of 2005 were up 15.4% over 2004, resulting primarily from the increased gross profit margin, partially offset by increased operating expenses.

Other Income and Expense
Other income and expense was $6.6 million of income in the first quarter of 2005 compared with $0.4 million of income in the first quarter of 2004. The following table summarizes the components of other income and expense:

	Three Months Ended March 31,
	2005	2004
	(In thousands of dollars)
Other income and (expense):
Interest income (expense) – net	$1,957	$(181)
Equity in income (losses) of unconsolidated entities, net	420	(345)
Gain on sale of unconsolidated entity	--	750
Unclassified – net:
Gains (losses) on sales of fixed assets, net	4,281	(48)
Other	(38)	189

Total other income and (expense)	$6,620	$365

The improvement in other income and expense was primarily attributable to the gains realized on the sale of several facilities and the combination of higher interest income and lower interest expense versus the 2004 quarter. The gains resulting from the sales of fixed assets resulted principally from the sale of five facilities: four located in the United States that were related to the market expansion program and one located in Canada. The change to net interest income in 2005 from net interest expense in the prior year was primarily the result of higher average cash balances and higher interest rates and lower interest expense resulting from the payoff of debt.

Income Taxes
Grainger’s effective tax rate was 36.9% and 38.1% for the first quarter of 2005 and 2004, respectively. Excluding the effect of equity in unconsolidated entities, which is recorded net of tax, the effective income tax rate was 37.0% for 2005 and 38.0% for 2004. The one percentage point reduction in the effective tax rate was primarily the result of tax benefits related to the Medicare Act, the realization of tax benefits related to operations in Mexico and lower provisions related to uncertainties.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition
For the three months ended March 31, 2005, working capital of $1,136.6 million increased by $44.3 million when compared to $1,092.3 million at December 31, 2004. The ratio of current assets to current liabilities was 2.8 at March 31, 2005, versus 2.6 at December 31, 2004.

Net cash provided by operating activities was $12.7 million in the first quarter of 2005 and $93.1 million in the first quarter of 2004. Net cash flows from operating activities serve as the Company’s primary source of funding its growth initiatives. Contributing to cash flows from operations were net earnings in the quarter of $72.8 million and the change in non-cash items such as deferred income taxes and depreciation and amortization. Nearly offsetting these amounts were Changes in operating assets and liabilities – net of business acquisition, which resulted in a net use of cash of $100.2 million for the 2005 quarter. The principal uses of cash were an increase in inventories and a reduction of other current liabilities. The increase in inventories was primarily in the Branch-based Distribution segment and was due to volume increases, greater availability of products and market expansion. Other current liabilities declined primarily due to the annual cash payments for profit sharing and bonuses.

Net cash used in investing activities was $52.4 million in the first quarter of 2005 and $10.3 million in the first quarter of 2004. In the first quarter of 2005, Grainger continued funding of the Company’s growth initiatives with the purchase of AW Direct and its ongoing investment in the market expansion program. The cash portion of the AW Direct purchase price was approximately $24.8 million. AW Direct is included as part of the Lab Safety segment. Cash expended for additions to property, buildings, equipment and capitalized software was $35.1 million in the 2005 quarter versus $14.6 million in the 2004 quarter.

Net cash used in financing activities was $19.9 million in the first quarter of 2005 and $50.4 million in the first quarter of 2004. Grainger’s purchases of treasury stock were $21.4 million lower in the first three months of 2005 as Grainger repurchased 239,400 shares compared with 785,300 shares in the first three months of 2004. As of March 31, 2005, approximately 6.8 million shares of common stock remained available under Grainger’s repurchase authorization. Dividends paid to shareholders were $18.2 million and $16.9 million for the first quarter of 2005 and 2004, respectively. Partially offsetting these financing cash outlays were proceeds from stock options exercised of $13.6 million in 2005 and $3.1 million in 2004.

Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit. Total debt as a percent of total capitalization was 0.4% and 0.5% at March 31, 2005 and December 31, 2004, respectively.

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

Accounting policies are considered critical when they require management to make assumptions about matters that are uncertain at the time the estimate is made and when different estimates than those management reasonably could have made have a material impact on the presentation of Grainger’s financial condition, changes in financial condition or results of operations. For a description of Grainger’s critical accounting policies see the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Forward-Looking Statements
This document may contain forward-looking statements under the federal securities laws. The forward-looking statements relate to Grainger’s expected future financial results and business plans, strategies and objectives and are not historical facts. They are often identified by qualifiers such as “will,” “continue,” “believes,” “intends,” “expectations,” “expected,” “anticipate,” “estimate,” “assumption,” “may,” “potential,” “projection,” “depending” or similar expressions. There are risks and uncertainties the outcome of which could cause Grainger’s results to differ materially from what is projected.

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

Trends and projections could also be affected by general industry and market conditions, gross domestic product growth rates, general economic conditions, including industrial production, interest rate and currency rate fluctuations, global and other conflicts, job creation and employment levels in manufacturing, non-farm and other sectors, and other factors.

W.W. Grainger, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 4.	Controls and Procedures

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

W.W. Grainger, Inc. and Subsidiaries

PART II — OTHER INFORMATION

Items 1, 3 and 5 not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – First Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Jan. 1 — Jan. 31	673	$--	--	7,080,700 shares
Feb. 1 — Feb. 28	18,504	$62.13	17,000	7,063,700 shares
Mar. 1 — Mar. 31	222,400	$63.70	222,400	6,841,300 shares

Total	241,577	$63.58	239,400	6,841,300 shares

(A)	The total number of shares purchased includes Grainger’s retention of 2,177 shares to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs. Activity is reported on a settlement date basis.

(C)	Purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors. As reported in Grainger’s Form 10-Q for the quarter ended September 30, 2002, which was filed on November 11, 2002, authority under the program was restored to 10 million shares on October 30, 2002. The program has no specified expiration date. No share repurchase plan or program expired or was terminated during the period covered by this report.

Item 4.   Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders of Grainger was held on April 27, 2005. At that meeting:

Management’s nominees were elected directors for the ensuing year. Of the 82,953,498 shares present in person or represented by proxy at the meeting, the number of shares voted for, and the number of shares as to which authority to vote in the election was withheld, were as follows with respect to each of the nominees:

W.W. Grainger, Inc. and Subsidiaries

Name	Shares Voted for Election	Shares as to Which Voting Authority Withheld
B. P. Anderson W. H. Gantz D. W. Grainger W. K. Hall R. L. Keyser J. W. McCarter, Jr. N. S. Novich G. L. Rogers J. D. Slavik H. B. Smith	81,946,968 81,258,121 81,245,391 81,146,225 80,934,589 80,776,526 81,537,160 81,549,588 81,259,867 80,742,480	1,006,530 1,695,377 1,708,107 1,807,273 2,018,909 2,176,972 1,416,338 1,403,910 1,693,631 2,211,018

A proposal to ratify the appointment of Ernst & Young LLP as independent auditors of Grainger for the year ending December 31, 2005 was approved. Of the 82,953,498 shares present or represented by proxy at the meeting, 82,270,738 shares were voted for the proposal, 230,232 shares were voted against the proposal and 452,528 shares abstained from voting with respect to the proposal.

A proposal to approve the 2005 Incentive Plan was approved. Of the 82,953,498 shares present in person or represented by proxy at the meeting, 61,711,482 shares were voted for the proposal, 14,137,417 shares were voted against the proposal, and 7,104,599 shares (including 6,239,157 shares represented by broker non-votes) abstained from voting with respect to the proposal.

Item 6.	Exhibits

(a)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

(10)	Material Contacts

Compensatory Plans or Arrangements

(i)	2005 Incentive Plan, incorporated by reference to Appendix B of Grainger's Proxy Statement dated March 18, 2005.

(11)	Computations of Earnings per Share.

(31)	Rule 13a — 14(a)/15d — 14(a) Certifications

(a)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

(a)	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. Grainger, Inc. (Registrant)
Date: May 2, 2005	By:	/s/ P. O. Loux P. O. Loux, Senior Vice President, Finance and Chief Financial Officer
Date: May 2, 2005	By:	/s/ J. E. Andringa J. E. Andringa, Vice President and Controller