Form 10-Q
period 2005-06-30
GRAINGER W W INC
filed 2005-08-02
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ___X____ No _______

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 89,105,942 shares of the Company’s Common Stock were outstanding as of June 30, 2005.

	TABLE OF CONTENTS	Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the Three Months and Six Months Ended June 30, 2005 and June 30, 2004	3

	Condensed Consolidated Statements of Comprehensive Earnings for the Three Months and Six Months Ended June 30, 2005 and June 30, 2004	4

	Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	5 - 6

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and June 30, 2004	7 - 8

	Notes to Condensed Consolidated Financial Statements	9 - 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 - 26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits	29

Signatures		30

EXHIBITS

Exhibit 11	Computations of Earnings Per Share

Exhibits 31 & 32	Certifications

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for per share amounts)
(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$1,372,808	$1,255,974	$2,707,688	$2,483,773
Cost of merchandise sold	845,679	796,147	1,681,683	1,576,481

Gross profit	527,129	459,827	1,026,005	907,292
Warehousing, marketing and
administrative expenses	400,163	352,936	790,363	699,653

Operating earnings	126,966	106,891	235,642	207,639
Other income and (expense)
Interest income	2,402	1,292	4,849	2,524
Interest expense	(438)	(1,240)	(928)	(2,653)
Equity in income (loss) of
unconsolidated entities – net	890	143	1,310	(202)
Gain on sale of unconsolidated
entity	--	--	--	750
Unclassified – net	(837)	277	3,406	418

Total other income and (expense)	2,017	472	8,637	837

Earnings before income taxes	128,983	107,363	244,279	208,476
Income taxes	47,394	40,744	89,898	79,298

Net earnings	$81,589	$66,619	$154,381	$129,178

Earnings per share:
Basic	$0.91	$0.74	$1.72	$1.43

Diluted	$0.89	$0.72	$1.68	$1.41

Weighted average number of
shares outstanding:
Basic	89,489,470	90,236,332	89,942,454	90,227,811

Diluted	91,080,031	91,723,607	91,770,062	91,498,520

Cash dividends paid per share	$0.240	$0.200	$0.440	$0.385

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings	$81,589	$66,619	$154,381	$129,178
Other comprehensive earnings
(losses):
Foreign currency translation
adjustments, net of tax benefit
(expense) of $636, $(918),
$1,083 and $(1,531),
respectively	(2,676)	(4,205)	(5,137)	(6,651)

Comprehensive earnings	$78,913	$62,414	$149,244	$122,527

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for per share amounts)
(Unaudited)

ASSETS	June 30, 2005	Dec. 31, 2004
CURRENT ASSETS
Cash and cash equivalents	$326,033	$429,246
Accounts receivable (less allowances for doubtful
accounts of $22,097 and $23,375, respectively)	531,710	480,893
Inventories	728,468	700,559
Prepaid expenses and other assets	55,125	47,086
Deferred income taxes	90,332	96,929

Total current assets	1,731,668	1,754,713
PROPERTY, BUILDINGS AND EQUIPMENT	1,672,303	1,638,131
Less accumulated depreciation and amortization	908,566	876,558

Property, buildings and equipment – net	763,737	761,573
DEFERRED INCOME TAXES	10,069	18,871
INVESTMENTS IN UNCONSOLIDATED ENTITIES	22,686	26,126
GOODWILL	177,208	165,011
OTHER ASSETS AND INTANGIBLES – NET	108,591	83,279

TOTAL ASSETS	$2,813,959	$2,809,573

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except for per share amounts)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY	June 30, 2005	Dec. 31, 2004
CURRENT LIABILITIES
Current maturities of long-term debt	$9,485	$9,485
Trade accounts payable	304,925	289,388
Accrued contributions to employees’ profit sharing plans	50,628	86,742
Accrued expenses	229,169	241,566
Income taxes	35,285	35,253

Total current liabilities	629,492	662,434
DEFERRED INCOME TAXES	5,265	4,482
ACCRUED EMPLOYMENT–RELATED BENEFITS COSTS	81,538	74,687
SHAREHOLDERS’ EQUITY
Cumulative Preferred Stock – $5 par value –
12,000,000 shares authorized; none issued
nor outstanding	--	--
Common Stock – $0.50 par value –
300,000,000 shares authorized;
issued 109,667,938 and 109,672,938 shares,
respectively	54,834	54,836
Additional contributed capital	445,456	432,171
Retained earnings	2,573,100	2,458,442
Unearned restricted stock compensation	(21,068)	(14,463)
Accumulated other comprehensive earnings (losses)	12,915	18,052
Treasury stock, at cost –
20,561,996 and 19,075,511 shares, respectively	(967,573)	(881,068)

Total shareholders’ equity	2,097,664	2,067,970

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,813,959	$2,809,573

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$154,381	$129,178
Provision for losses on accounts receivable	1,855	4,010
Deferred income taxes	17,304	(4,903)
Depreciation and amortization:
Property, buildings and equipment	46,664	43,956
Capitalized software and other intangibles	6,132	6,740
Tax benefit of stock incentive plans	2,902	5,547
Net gains on sales of property, buildings and equipment	(3,508)	(429)
Gain on sale of unconsolidated entity	--	(750)
(Income) losses of unconsolidated entities	(1,310)	202
Change in operating assets and liabilities – net of business acquisition:
(Increase) in accounts receivable	(52,925)	(58,168)
(Increase) decrease in inventories	(27,370)	3,443
(Increase) in prepaid expenses	(7,635)	(14,386)
Increase in trade accounts payable	13,867	57,891
(Decrease) in other current liabilities	(48,459)	(10,600)
Increase (decrease) in current income taxes payable	48	(14,027)
Increase in accrued employment-related benefit costs	6,851	6,662
Other – net	5,777	7,529

Net cash provided by operating activities	114,574	161,895

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and
equipment – net of dispositions	(45,631)	(29,653)
Additions to capitalized software	(23,515)	(6,578)
Net cash paid for business acquisition	(24,838)	--
Loan repayment from unconsolidated entity	4,088	--
Other – net	52	1,304

Net cash used in investing activities	(89,844)	(34,927)

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands of dollars)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt payments	$--	$(24)
Stock options exercised	14,627	39,047
Purchase of treasury stock – net	(102,756)	(46,399)
Cash dividends paid	(39,723)	(35,038)

Net cash used in financing activities	(127,852)	(42,414)

Exchange rate effect on cash and cash equivalents	(91)	(1,247)

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(103,213)	83,307
Cash and cash equivalents at beginning of year	429,246	402,824

Cash and cash equivalents at end of period	$326,033	$486,131

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

The unaudited financial information reflects all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the statements contained herein. Certain prior period amounts have been reclassified to conform to the current year’s presentation.

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

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands of dollars, except for per share amounts)

Net earnings, as reported	$81,589	$66,619	$154,381	$129,178
Deduct:
Total stock-based employee
compensation expense
determined under the fair
value based method for all
awards, net of related tax	(6,876)	(7,553)	(9,888)	(12,410)
Add:
Stock-based employee
compensation expense,
net of related tax, included
in net earnings, as reported	3,307	3,644	3,834	5,361

Net earnings, pro forma	$78,020	$62,710	$148,327	$122,129

Earnings per share:
Basic – as reported	$0.91	$0.74	$1.72	$1.43
Basic – pro forma	$0.87	$0.69	$1.65	$1.35
Diluted – as reported	$0.89	$0.72	$1.68	$1.41
Diluted – pro forma	$0.85	$0.68	$1.61	$1.33

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

On April 14, 2005, the SEC approved a new rule that delays the effective date of SFAS No. 123R. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard. Under the rule approved by the SEC, the provisions of SFAS No. 123R are now required to be applied by public companies as of the first annual reporting period that begins after June 15, 2005 (as of January 1, 2006 for the Company). The Company intends to continue applying APB Opinion No. 25 to equity-based compensation awards until the effective date of SFAS No. 123R. At the effective date of SFAS No. 123R, the Company expects to use the modified prospective application transition method without restatement of prior periods. This will result in the Company recognizing compensation cost based on the requirements of SFAS No. 123R for all equity-based compensation awards issued after January 1, 2006. For all equity-based compensation awards that are unvested as of January 1, 2006, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the SFAS No. 123 pro forma footnote disclosure. The Company is currently evaluating the impact that adoption of SFAS No. 123R may have on its results of operations or financial position and expects that the adoption may have a material effect on the Company’s results of operations depending on the level and form of future equity-based compensation awards granted.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On June 1, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154’s retrospective application requirement replaces APB No. 20’s requirement to recognize most voluntary changes in accounting principle by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (as of January 1, 2006, for the Company). Earlier application is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company does not expect adoption of SFAS No. 154 to have a material effect on its results of operations or financial position.

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

The aggregate purchase price was $24.8 million in cash and approximately $2 million in assumed liabilities. Estimated goodwill recognized in this transaction amounted to approximately $15 million and is expected to be fully deductible for tax purposes. The purchase price allocation is preliminary and the final determination of required purchase accounting adjustments is not expected to have a material effect on the financial statements. Due to the immaterial nature of this transaction, disclosures of amounts assigned to the acquired assets and assumed liabilities and pro forma results of operations are not considered necessary.

4.  DIVIDEND

On July 27, 2005, the Board of Directors declared a quarterly dividend of 24 cents per share, payable September 1, 2005 to shareholders of record on August 8, 2005.

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

WARRANTY RESERVES

The Company generally warrants the products it sells against defects for one year. For a significant portion of warranty claims, the manufacturer of the product is responsible for the expenses associated with this warranty program. For warranty expenses not covered by the manufacturer, the Company provides a reserve for future costs based on historical experience. The warranty reserve activity was as follows:

	Six Months Ended June 30,
	2005	2004
	(In thousands of dollars)

Beginning balance	$3,428	$2,863
Returns	(5,279)	(5,469)
Provision	5,444	5,371

Ending balance	$3,593	$2,765

6.  EMPLOYEE BENEFITS

The Company has a postretirement healthcare benefit plan that provides coverage for a majority of its retired employees and their dependents should they elect to maintain such coverage. Covered employees become eligible for participation when they qualify for retirement. Participation in the plan is voluntary and requires participants to make contributions toward the cost of the plan, as determined by the Company.

The net periodic benefit costs charged to operating expenses, which are valued with a measurement date of January 1 of each year, consisted of the following components:

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands of dollars)

Service cost	$1,894	$1,892	$3,788	$3,785
Interest cost	1,572	1,629	3,144	3,257
Expected return on assets	(625)	(516)	(1,250)	(1,032)
Amortization of transition asset	(36)	(36)	(72)	(72)
Amortization of unrecognized
losses	481	633	962	1,267
Amortization of prior service cost	(215)	(214)	(430)	(429)

Net periodic benefit costs	$3,071	$3,388	$6,142	$6,776

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company has established a Group Benefit Trust to fund the plan and process benefit payments. The funding of the trust is an estimated amount, which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended. There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC. During the three and six months ended June 30, 2005, the Company contributed $0.8 million and $1.3 million, respectively, to the trust.

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

Segment information has been modified for all periods in order to conform to the new structure.

	Three Months Ended June 30, 2005
	Branch-based Distribution	Lab Safety	Total
	(In thousands of dollars)

Total net sales	$1,276,084	$97,668	$1,373,752
Intersegment net sales	(441)	(503)	(944)

Net sales to external customers	$1,275,643	$97,165	$1,372,808

Segment operating earnings	$130,773	$13,547	$144,320

	Three Months Ended June 30, 2004
	Branch-based Distribution	Lab Safety	Total
	(In thousands of dollars)

Total net sales	$1,170,563	$85,987	$1,256,550
Intersegment net sales	(56)	(520)	(576)

Net sales to external customers	$1,170,507	$85,467	$1,255,974

Segment operating earnings	$113,092	$12,130	$125,222

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2005
	Branch-based Distribution	Lab Safety	Total
	(In thousands of dollars)

Total net sales	$2,518,339	$191,151	$2,709,490
Intersegment net sales	(655)	(1,147)	(1,802)

Net sales to external customers	$2,517,684	$190,004	$2,707,688

Segment operating earnings	$239,638	$27,175	$266,813

	Six Months Ended June 30, 2004
	Branch-based Distribution	Lab Safety	Total
	(In thousands of dollars)

Total net sales	$2,313,619	$171,766	$2,485,385
Intersegment net sales	(666)	(946)	(1,612)

Net sales to external customers	$2,312,953	$170,820	$2,483,773

Segment operating earnings	$220,238	$23,944	$244,182

	Branch-based Distribution	Lab Safety	Total
Segment assets:	(In thousands of dollars)

June 30, 2005	$2,132,986	$174,893	$2,307,879

December 31, 2004	$2,034,624	$144,471	$2,179,095

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Following are reconciliations of segment information with the consolidated totals per the financial statements:

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2004	2005	2004
Operating earnings:	(In thousands of dollars)

Total operating earnings for
reportable segments	$144,320	$125,222	$266,813	$244,182
Unallocated expenses	(17,361)	(18,332)	(31,183)	(36,543)
Elimination of intersegment
losses (profits)	7	1	12	--

Total consolidated operating
earnings	$126,966	$106,891	$235,642	$207,639

	June 30, 2005	December 31, 2004
Assets:	(In thousands of dollars)

Total assets for reportable segments	$2,307,879	$2,179,095
Unallocated assets	506,080	630,478

Total consolidated assets	$2,813,959	$2,809,573

Unallocated expenses and unallocated assets primarily relate to the Company headquarters’ support services, which are not part of any business segment. Unallocated expenses include payroll and benefits, depreciation and other costs associated with headquarters-related support services. Unallocated assets include non-operating cash and cash equivalents, and certain prepaid expenses and property, buildings and equipment – net. Unallocated expenses decreased $1.0 million and $5.4 million, respectively, for the three and six months ended June 30, 2005. The decrease in both the second quarter and six months was primarily due to severance in 2004 related to organizational changes. Unallocated assets decreased $124.4 million since December 31, 2004, primarily due to lower cash balances. Cash declined primarily as a result of the annual payments for profit sharing and bonuses, as well as purchases of treasury stock.

Item 2.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview
General
Grainger is the leading broad-line supplier of facilities maintenance and other related products in North America. Grainger distributes a wide range of products used by businesses and institutions to keep their facilities and equipment up and running. Grainger uses a multichannel business model to provide customers with a range of options for finding and purchasing products through a network of branches, field sales representatives, call centers, direct marketing media and the Internet. Grainger serves customers through a network of 586 branches, 18 distribution centers and multiple Web sites.

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

Business Environment
Several economic factors and industry trends shape Grainger’s business environment. Current economic growth projections for both 2005 industrial production and GDP are 3.5 percent, which are lower than what had been projected in the first quarter. Current job reports showed the strongest gains in professional and business services and health-care end markets. Manufacturing payrolls declined from the beginning of 2005. However, May output increased reflecting increased productivity. Non-farm payrolls have grown, with increases in the first quarter and early projections for the second quarter showing continued increases. Early projections of manufacturing employment levels for the second quarter reflect slight decreases, while Grainger’s sales to the light and heavy manufacturing customer segments continue to show improvement over the prior year.

For the six months ended June 30, 2005, Grainger had approximately $77.2 million of gross capital expenditures, of which approximately $42.2 million related to its branch network and information technology initiatives. Expenditures for these initiatives and other capital spending projects are expected to increase in the second half of 2005.

Matters Affecting Comparability
Grainger’s operating results for the six months of 2005 include the operating results of the AW Direct business (AW Direct) from the acquisition date of January 14, 2005. AW Direct’s results are included in the Lab Safety segment.

There were 64 sales days in both the second quarter of 2005 and 2004. There were 128 sales days in both the first half of 2005 and 2004.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three Months Ended June 30, 2005
The following table is included as an aid to understanding the changes in Grainger’s Consolidated Statements of Earnings.

	Three Months Ended June 30,
	Items in Condensed Consolidated Statements of Earnings

	As a Percent of Net Sales
	2005	2004	Percent Increase/ (Decrease)
Net sales	100.0%	100.0%	9.3%
Cost of merchandise sold	61.6	63.4	6.2
Gross profit	38.4	36.6	14.6
Operating expenses	29.2	28.1	13.4
Operating earnings	9.2	8.5	18.8
Other income (expense)	0.2	--	327.3
Income taxes	3.5	3.2	16.3
Net earnings	5.9	5.3	22.5

Grainger’s net sales of $1,372.8 million in the second quarter of 2005 increased 9.3% compared with sales of $1,256.0 million for the comparable 2004 quarter. Second quarter 2005 sales benefited from a stronger economy, ongoing strategic initiatives and a favorable Canadian exchange rate. Also contributing to the improved comparisons was the positive effect from the timing of the Easter holiday, which fell into the first quarter of 2005 versus the second quarter of 2004. The increase in net sales in the quarter was driven by both the Branch-based Distribution and Lab Safety segments.

The gross profit margin improved 1.8 percentage points to 38.4% for the second quarter of 2005 from 36.6% in the comparable period of 2004. Contributing to the gross profit margin improvement were favorable changes in selling price category mix and a positive effect of product mix. Operating earnings for the period of $127.0 million increased 18.8% versus the 2004 quarter. The improvement in operating earnings was from both the Branch-based Distribution and Lab Safety segments, as well as from lower operating expenses at headquarters. The lower operating expenses at headquarters were primarily due to severance in the 2004 second quarter related to organizational changes. Total operating expenses of $400.2 million in 2005 increased 13.4% over the prior year, primarily driven by increased costs related to two strategic initiatives and higher accruals for sales commissions and profit sharing.

Net earnings for the second quarter of 2005 increased by 22.5% to $81.6 million from $66.6 million in 2004. Diluted earnings per share of $0.89 in the second quarter 2005 were 23.6% higher than the $0.72 for the second quarter of 2004. The growth in net earnings for the quarter resulted from the improvement in operating earnings, higher other income and a reduced tax rate for the Company.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Segment Analysis
The following comments at the segment level refer to external and intersegment net sales. Comments at the business unit level include external and inter- and intrasegment net sales. See Note 7 to the Condensed Consolidated Financial Statements.

Branch-based Distribution
In the second quarter of 2005, net sales of $1,276.1 million increased by 9.0% compared to net sales of $1,170.6 million in the second quarter of 2004. Sales in the United States were up 7.6%, with growth in all customer end markets, led by the government, manufacturing, and commercial sectors. National account sales within all customer segments were up 12% in the quarter. The sales growth was reduced approximately 2 percentage points as a result of the wind-down of Integrated Supply and related automotive contracts.

Net sales in Canada in the second quarter of 2005 were 19.2% higher than the comparable quarter of 2004 due to a stronger economy, primarily in the natural resources sector, and a favorable exchange rate. In local currency, sales increased 9.1%. Sales in Mexico increased 24.3% in the second quarter of 2005, driven by an improving economy, an expanded telesales operation and incremental sales for one new branch added in the third quarter of 2004.

The gross profit margin increased 1.9 percentage points in the 2005 quarter over the comparable quarter of 2004. Contributing to the improvement in gross profit margin were favorable changes in selling price category mix and the positive effect of product mix. A major driver of the improvement in selling price category mix was reduced sales to Integrated Supply and automotive customers, which carry lower margins than the overall average.

Operating expenses for the Branch-based Distribution businesses were up 14.3% in the quarter. Increased costs related to market expansion and the SAP system were the primary drivers of operating expenses growing faster than sales. Higher accruals for sales commissions and profit sharing also contributed to the increase.

Operating earnings of $130.8 million for the second quarter of 2005 increased 15.6% over the $113.1 million for the second quarter of 2004. The earnings improvement resulted from higher sales and improved gross profits, partially offset by operating expenses, which grew at a faster rate than sales.

Lab Safety
Net sales at Lab Safety were $97.7 million for the second quarter of 2005, an increase of $11.7 million, or 13.6%, when compared with $86.0 million for the same period in 2004. The sales growth was attributable to incremental sales from AW Direct, as well as increased volume in core product lines. Excluding AW Direct, sales increased 5.0%.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The gross profit margin of 42.4% for the second quarter of 2005 increased 0.6 percentage points over the second quarter of 2004. The margin improvement was primarily attributable to inflation recovery, partially offset by the negative impact from AW Direct products, which generally have lower gross profit margins than other Lab Safety products.

Operating expenses at Lab Safety of $27.9 million were $4.0 million, or 16.9%, higher in the quarter due to incremental costs associated with the integration of AW Direct, as well as increased media spending.

Operating earnings of $13.5 million in the second quarter of 2005 were up 11.7% over 2004, resulting primarily from increased sales and improved gross profit margin, partially offset by higher operating expenses.

Other Income and Expense
Other income and expense was $2.0 million of income in the second quarter of 2005 compared with $0.5 million of income in the comparable quarter of 2004. The following table summarizes the components of other income and expense:

	Three Months Ended June 30,
	2005	2004
	(In thousands of dollars)
Other income and (expense)
Interest income (expense) – net	$1,964	$52
Equity in income (loss) of unconsolidated
entities – net	890	143
Unclassified – net:
Gains (losses) on sales of fixed assets – net	(773)	477
Other	(64)	(200)

Total other income and (expense)	$2,017	$472

The improvement in other income and expense was primarily attributable to the combination of higher interest income and lower interest expense versus the 2004 quarter, partially offset by losses related to fixed assets. The increase in net interest income in 2005 was primarily the result of higher average cash balances and higher interest rates and lower interest expense resulting from the payoff of debt in the third quarter of 2004.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Income Taxes
Grainger’s effective tax rate was 36.7% and 37.9% for the second quarter of 2005 and 2004, respectively. Excluding the effect of equity in unconsolidated entities, which is recorded net of tax, the effective income tax rate was 37.0% for 2005 and 38.0% for 2004. The one percentage point reduction in the effective tax rate was primarily the result of tax benefits related to the Medicare Act, the utilization of tax benefits related to operations in Mexico and lower provisions related to uncertainties.

Results of Operations – Six Months Ended June 30, 2005
The following table is included as an aid to understanding the changes in Grainger’s Consolidated Statements of Earnings.

	Six Months Ended June 30,
	Items in Condensed Consolidated Statements of Earnings

	As a Percent of Net Sales
	2005	2004	Percent Increase/ (Decrease)
Net sales	100.0%	100.0%	9.0%
Cost of merchandise sold	62.1	63.5	6.7
Gross profit	37.9	36.5	13.1
Operating expenses	29.2	28.1	13.0
Operating earnings	8.7	8.4	13.5
Other income (expense)	0.3	--	NM
Income taxes	3.3	3.2	13.4
Net earnings	5.7	5.2	19.5

Grainger’s net sales of $2,707.7 million in the first six months of 2005 increased 9.0% compared with sales of $2,483.8 million for the comparable 2004 period. The increase in net sales was in both the Branch-based Distribution and Lab Safety segments.

The gross profit margin for the six months ended June 30, 2005, improved to 37.9% from 36.5% in 2004 principally due to favorable changes in selling price category mix and favorable product mix. Operating earnings of $235.6 million for the first half of 2005 increased 13.5% over the comparable period of 2004. The improvement in operating earnings was from both the Branch-based Distribution and Lab Safety segments, as well as from lower operating expenses at headquarters. The lower operating expenses at headquarters were primarily due to severance in the 2004 second quarter related to organizational changes. Total operating expenses of $790.4 million in 2005 increased 13.0% over the prior year, primarily driven by increased costs related to two strategic initiatives and higher accruals for sales commissions and profit sharing.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings increased by 19.5% in the first six months of 2005 to $154.4 million from $129.2 million in 2004. Diluted earnings per share of $1.68 in the first six months of 2005 were 19.1% higher than $1.41 for the first six months of 2004. The year-over-year growth was driven by improvement in operating earnings, higher other income and a reduced tax rate for the Company.

Segment Analysis
The following comments at the segment level refer to external and intersegment net sales. Comments at the business unit level include external and inter- and intrasegment net sales. See Note 7 to the Condensed Consolidated Financial Statements.

Branch-based Distribution
Net sales of $2,518.3 million increased $204.7 million, or 8.8%, in the first six months of 2005 compared to net sales of $2,313.6 million in the first six months of 2004. Sales in the United States were up 7.9% with growth in all customer end markets, led by the government, manufacturing and commercial sectors. National accounts sales within all customer segments were up 12% in the first half. The sales growth was negatively affected by the wind-down of Integrated Supply and related automotive contracts.

Net sales in Canada during the first six months of 2005 were 15.7% higher than the comparable 2004 period, benefiting from the stronger Canadian economy fueled by its natural resources industry and a favorable exchange rate. In local currency, sales increased 6.8%. Sales in Mexico increased 19.9% in the year-to-date period ended June 30, 2005, driven by an improving local economy, increased telesales and incremental sales for one new branch added in the third quarter of 2004.

The gross profit margin increased 1.4 percentage points in the first half of 2005 over the comparable period of 2004. Contributing to the improvement in gross profit margin were favorable changes in selling price category mix and the positive effect of product mix. A major driver of the improvement in selling price category mix was reduced sales to Integrated Supply and automotive customers, which carry lower margins than the overall average.

Operating expenses for the Branch-based Distribution businesses were up 14.5% in the first six months of the year. Increased costs related to market expansion and the SAP system were the primary drivers of the operating expense growth. Higher accruals for sales commissions and profit sharing also contributed to the increase. Partially offsetting these increases were lower bonus accruals and lower bad debt expense.

In the first six months of 2005, operating earnings of $239.6 million increased 8.8% compared with $220.2 million for the comparable period of 2004. The earnings improvement resulted from higher sales and improved gross profit margin, partially offset by operating expenses that increased at a faster rate than sales.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Lab Safety
Net sales for Lab Safety were $191.2 million for the first half of 2005, an increase of $19.4 million, or 11.3%, when compared with $171.8 million for the same period in 2004. The sales growth was primarily attributable to incremental sales from AW Direct, acquired on January 14, 2005. Excluding AW Direct, sales were up 3.1%.

The gross profit margin of 42.8% for the first half of 2005 increased 1.3 percentage points when compared with the first half of 2004. The margin improvement was primarily attributable to the elimination of a 2004 fulfillment program that had lower than average gross profit margins. The 2005 gross profit margin also benefited from inflation recovery. These margin increases were partially offset by incremental sales of AW Direct products, which generally have lower gross profit margins than other Lab Safety products.

Operating expenses at Lab Safety of $54.7 were $7.4 million, or 15.6%, higher in the first six months of 2005 due to incremental costs associated with the acquisition of AW Direct, as well as increased investment in media.

Operating earnings of $27.2 million, up 13.5% in the first half of 2005 over 2004, resulted primarily from increased sales and improved gross profit margin, partially offset by higher operating expenses.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Income and Expense
Other income and expense was $8.6 million of income in the first six months of 2005 compared with $0.8 million of income in the first six months of 2004. The following table summarizes the components of other income and expense:

	Six Months Ended June 30,
	2005	2004
	(In thousands of dollars)
Other income and (expense)
Interest income (expense) – net	$3,921	$(129)
Equity in income (loss) of unconsolidated
entities – net	1,310	(202)
Gain on sale of unconsolidated entity	--	750
Unclassified – net:
Gains on sales of fixed assets – net	3,508	429
Other	(102)	(11)

Total other income and (expense)	$8,637	$837

The improvement in other income and expense was primarily attributable to the gains realized on the sale of several facilities and the combination of higher interest income and lower interest expense versus the 2004 quarter. The gains from the sales of fixed assets resulted principally from the sale of seven facilities: four located in the United States that were related to the market expansion program and three located in Canada. The change to net interest income in 2005 from net interest expense in the prior year was primarily the result of higher average cash balances and higher interest rates and lower interest expense resulting from the payoff of debt.

Income Taxes
Grainger’s effective tax rate was 36.8% for the first six months of 2005 and 38.0% for the comparable period of 2004. Excluding the effect of equity in unconsolidated entities, which is recorded net of tax, the effective income tax rate was 37.0% for 2005 and 38.0% for 2004. The one percentage point reduction in the effective tax rate was primarily the result of tax benefits related to the Medicare Act, the utilization of tax benefits related to operations in Mexico and lower provisions related to uncertainties.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition
For the six months ended June 30, 2005, working capital of $1,102.2 million increased by $9.9 million when compared to $1,092.3 million at December 31, 2004. The ratio of current assets to current liabilities was 2.8 at June 30, 2005, versus 2.6 at December 31, 2004.

Net cash flows provided by operating activities were $114.6 million and $161.9 million for the six months ended June 30, 2005 and 2004, respectively. Net cash flows from operating activities serve as the Company’s primary source of funding its growth initiatives. Contributing to cash flows from operations were net earnings in the first six months ended June 30, 2005 of $154.4 million and the change in non-cash items such as deferred income taxes and depreciation and amortization. Partially offsetting these amounts were Changes in operating assets and liabilities – net of business acquisition, which resulted in a net use of cash of $115.6 million for the first six months of 2005. The principal uses of cash were increases in accounts receivable and inventories and a reduction of other current liabilities. The increase in accounts receivable was due primarily to higher sales, partially offset by improved collections. The increase in inventories was primarily in the Branch-based Distribution segment and was due to volume increases, inventory additions to provide greater availability of products and market expansion. Other current liabilities declined primarily due to the annual cash payments for profit sharing and bonuses.

Net cash used in investing activities was $89.8 million and $34.9 million for the six months ended June 30, 2005 and 2004, respectively. In the first half of 2005, Grainger continued funding of the Company’s growth initiatives with the purchase of AW Direct and its ongoing investment in the market expansion program. The cash portion of the AW Direct purchase price was approximately $24.8 million. AW Direct is included as part of the Lab Safety segment. Cash expended for additions to property, buildings, equipment and capitalized software was $77.2 million in the first six months of 2005 versus $41.8 million in the first six months of 2004.

Net cash used in financing activities was $127.9 million and $42.4 million for the six months ended June 30, 2005 and 2004, respectively. Grainger’s purchases of treasury stock were $56.4 million higher in the first six months of 2005 as Grainger repurchased 1,840,400 shares in the first six months of 2005, as compared with 975,900 shares in the comparable period of 2004. As of June 30, 2005, approximately 5.2 million shares of common stock remained available under Grainger’s repurchase authorization. Dividends paid to shareholders were $39.7 million and $35.0 million for the first half of 2005 and 2004, respectively. Partially offsetting these cash outlays were proceeds from stock options exercised of $14.6 million and $39.0 million for the six months ended June 30, 2005 and 2004, respectively.

Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit. Total debt as a percent of total capitalization was 0.5% at both June 30, 2005 and December 31, 2004, respectively.

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

Forward-Looking Statements
This document may contain forward-looking statements under the federal securities laws. The forward-looking statements relate to Grainger’s expected future financial results and business plans, strategies and objectives and are not historical facts. They are often identified by qualifiers such as: “believes,” “estimated,” “intended,” “expect,” “projections,” “may,” “will,” “preliminary,” “ongoing” or similar expressions. There are risks and uncertainties the outcome of which could cause Grainger’s results to differ materially from what is projected.

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

W.W. Grainger, Inc. and Subsidiaries

PART II — OTHER INFORMATION

Items 3, 4 and 5 not applicable.

Item 1.   Legal Proceedings

In its Form 10-Q for the quarter ended September 30, 2004, the Company reported an administrative complaint filed by the U.S. Environmental Protection Agency (EPA) against Grainger for alleged violations of federal clean-air regulations. The Company and the EPA settled this matter on May 18, 2005. Under the settlement, the Company agreed to pay a penalty of $177,156 for the alleged violations, without admission of liability.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – Second Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 — April 30	1,113	$54.29	516,400	6,324,900 shares
May 1 — May 31	176	$54.82	757,600	5,567,300 shares
June 1 — June 30	413	$54.73	327,000	5,240,300 shares

Total	1,702	$54.63	1,601,000	5,240,300 shares

(A)	The total number of shares purchased includes Grainger’s retention of 1,702 shares to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards and shares exchanged for the exercise of options.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs. Activity is reported on a settlement date basis.

(C)	Purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors. As reported in Grainger’s Form 10-Q for the quarter ended September 30, 2002, which was filed on November 11, 2002, authority under the program was restored to 10 million shares on October 30, 2002. The program has no specified expiration date. No share repurchase plan or program expired, or was terminated, during the period covered by this report.

Item 6.	Exhibits

(a)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

(11)	Computations of Earnings per Share.

(31)	Rule 13a — 14(a)/15d — 14(a) Certifications

(a)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

(a)	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. Grainger, Inc. (Registrant)
Date: July 27, 2005	By:	/s/ P. O. Loux P. O. Loux, Senior Vice President, Finance and Chief Financial Officer
Date: July 27, 2005	By:	/s/ J. E. Andringa J. E. Andringa, Vice President and Controller