Form 10-Q
period 2005-09-30
GRAINGER W W INC
filed 2005-11-02
CIK 277135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-5684

W.W. Grainger, Inc.

(Exact name of registrant as specified in its charter)

Illinois	36-1150280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Grainger Parkway, Lake Forest, Illinois	60045-5201
(Address of principal executive offices)	(Zip Code)

(847) 535-1000

(Registrant’s telephone number including area code)

Not Applicable

(Former name, former address and former fiscal year; if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 89,435,550 shares of the Company’s Common Stock were outstanding as of September 30, 2005.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands of dollars, except for per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$1,428,342	$1,301,057	$4,136,030	$3,784,830

Cost of merchandise sold	880,180	821,774	2,561,863	2,398,255

Gross profit	548,162	479,283	1,574,167	1,386,575

Warehousing, marketing and administrative expenses	412,567	371,839	1,202,930	1,071,492

Operating earnings	135,595	107,444	371,237	315,083

Other income and (expense)
Interest income	3,263	1,766	8,112	4,290
Interest expense	(453)	(1,214)	(1,381)	(3,867)
Equity in income of unconsolidated entities – net	811	505	2,121	303
Gain on sale of unconsolidated entity	—	—	—	750
Unclassified – net	164	365	3,570	783

Total other income and (expense)	3,785	1,422	12,422	2,259

Earnings before income taxes	139,380	108,866	383,659	317,342

Income taxes	51,271	41,177	141,169	120,475

Net earnings	$88,109	$67,689	$242,490	$196,867

Earnings per share:

Basic	$0.98	$0.75	$2.70	$2.18

Diluted	$0.97	$0.74	$2.65	$2.15

Weighted average number of shares outstanding:

Basic	89,064,690	90,295,071	89,649,866	90,250,231

Diluted	91,130,323	91,691,179	91,556,816	91,562,740

Cash dividends paid per share	$0.240	$0.200	$0.680	$0.585

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands of dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings	$88,109	$67,689	$242,490	$196,867
Other comprehensive earnings (losses):
Foreign currency translation adjustments, net of tax expense of $(2,743), $(4,136), $(1,660) and $(5,667), respectively	14,445	8,563	9,308	1,912

Comprehensive earnings	$102,554	$76,252	$251,798	$198,779

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except for per share amounts)

(Unaudited)

ASSETS	Sept. 30, 2005	Dec. 31, 2004
CURRENT ASSETS
Cash and cash equivalents	$446,420	$429,246
Accounts receivable (less allowances for doubtful accounts of $21,333 and $23,375, respectively)	547,622	480,893
Inventories	751,127	700,559
Prepaid expenses and other assets	48,957	47,086
Deferred income taxes	86,918	96,929

Total current assets	1,881,044	1,754,713

PROPERTY, BUILDINGS AND EQUIPMENT	1,691,078	1,638,131
Less accumulated depreciation and amortization	922,902	876,558

Property, buildings and equipment – net	768,176	761,573

DEFERRED INCOME TAXES	10,215	18,871

INVESTMENTS IN UNCONSOLIDATED ENTITIES	24,559	26,126

GOODWILL	182,882	165,011

OTHER ASSETS AND INTANGIBLES – NET	119,199	83,279

TOTAL ASSETS	$2,986,075	$2,809,573

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands of dollars, except for per share amounts)

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY	Sept. 30, 2005	Dec. 31, 2004
CURRENT LIABILITIES
Current maturities of long-term debt	$9,485	$9,485
Trade accounts payable	336,062	289,388
Accrued contributions to employees’ profit sharing plans	78,207	86,742
Accrued expenses	241,623	241,566
Income taxes	35,633	35,253

Total current liabilities	701,010	662,434

DEFERRED INCOME TAXES	5,902	4,482

ACCRUED EMPLOYMENT–RELATED BENEFITS COSTS	85,132	74,687

SHAREHOLDERS’ EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—

Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,667,938 and 109,672,938 shares, respectively	54,834	54,836
Additional contributed capital	448,229	432,171
Retained earnings	2,639,768	2,458,442
Unearned restricted stock compensation	(19,438)	(14,463)
Accumulated other comprehensive earnings (losses)	27,360	18,052
Treasury stock, at cost – 20,232,388 and 19,075,511 shares, respectively	(956,722)	(881,068)

Total shareholders’ equity	2,194,031	2,067,970

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,986,075	$2,809,573

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	Nine Months Ended Sept. 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$242,490	$196,867
Provision for losses on accounts receivable	3,077	7,906
Deferred income taxes	18,426	7,517
Depreciation and amortization:
Property, buildings and equipment	70,742	66,774
Capitalized software and other intangibles	8,607	9,565
Tax benefit of stock incentive plans	7,203	8,137
Net gains on sales of property, buildings and equipment	(3,795)	(709)
Gain on sale of unconsolidated entity	—	(750)
Equity in income of unconsolidated entities	(2,121)	(303)
Change in operating assets and liabilities – net of business acquisition:
(Increase) in accounts receivable	(67,125)	(76,198)
(Increase) decrease in inventories	(44,078)	8,376
(Increase) in prepaid expenses	(897)	(7,792)
Increase in trade accounts payable	43,759	54,724
Increase (decrease) in other current liabilities	(9,769)	34,600
Increase (decrease) in current income taxes payable	398	(14,686)
Increase in accrued employment-related benefit costs	10,445	7,456
Other – net	6,214	5,617

Net cash provided by operating activities	283,576	307,101

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment – net of dispositions	(72,005)	(59,711)
Additions to capitalized software	(34,293)	(17,337)
Net cash paid for business acquisition	(24,723)	—
Loan repayment from unconsolidated entity	4,088	—
Other – net	(640)	2,810

Net cash used in investing activities	(127,573)	(74,238)

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands of dollars)

(Unaudited)

	Nine Months Ended Sept. 30,
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt payments	$—	$(140,800)
Stock options exercised	39,558	46,099
Purchase of treasury stock – net	(118,198)	(93,869)
Cash dividends paid	(61,164)	(53,241)

Net cash used in financing activities	(139,804)	(241,811)

Exchange rate effect on cash and cash equivalents	975	(213)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,174	(9,161)

Cash and cash equivalents at beginning of year	429,246	402,824

Cash and cash equivalents at end of period	$446,420	$393,663

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

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
	(In thousands of dollars, except for per share amounts)
Net earnings, as reported	$88,109	$67,689	$242,490	$196,867
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax	(3,751)	(2,451)	(13,639)	(14,861)
Add:
Stock-based employee compensation expense, net of related tax, included in net earnings, as reported	1,450	810	5,284	6,171

Net earnings, pro forma	$85,808	$66,048	$234,135	$188,177

Earnings per share:
Basic – as reported	$0.98	$0.75	$2.70	$2.18
Basic – pro forma	$0.96	$0.73	$2.61	$2.09
Diluted – as reported	$0.97	$0.74	$2.65	$2.15
Diluted – pro forma	$0.94	$0.72	$2.54	$2.05

NEW ACCOUNTING STANDARDS

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 is an interpretation of certain terms and concepts in SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that conditional obligations meet the definition of an asset retirement obligation as used in SFAS No. 143, and therefore should be recognized if the fair value of the contractual obligation is reasonably estimable. Clarification of when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation is also contained in FIN 47, as well as identification of certain required disclosures about unrecognized asset retirement obligations. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15, 2005 (as of year-end December 31, 2005 for the Company). Retrospective application for interim financial information is permitted but not required. The Company does not expect adoption of FIN 47 to have a material effect on its results of operations or financial position.

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

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107) which provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not change the accounting required by SFAS No. 123R.

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

3. ACQUISITION

On January 14, 2005, Lab Safety Supply, Inc. (Lab Safety), a wholly owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of AW Direct, Inc. AW Direct, Inc., a targeted direct marketer of products to the service vehicle accessories market, had sales of more than $28 million in 2004. The acquisition of the AW Direct business provides Lab Safety access to a new market with the potential to create additional demand for many of Lab Safety’s existing products. The results of AW Direct are included in the Company’s consolidated results for the period subsequent to January 14, 2005.

The aggregate purchase price was $24.7 million in cash and approximately $2 million in assumed liabilities. Goodwill recognized in this transaction amounted to $14.0 million and is expected to be fully deductible for tax purposes. Due to the immaterial nature of this transaction, disclosures of amounts assigned to the acquired assets and assumed liabilities and pro forma results of operations are not considered necessary.

4. DIVIDEND

On October 26, 2005, the Board of Directors declared a quarterly dividend of 24 cents per share, payable December 1, 2005 to shareholders of record on November 14, 2005.

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. GUARANTEES

The Company has an outstanding guarantee related to an industrial development revenue bond assumed by the buyer of one of the Company’s formerly owned facilities. The maximum exposure under this guarantee is $8.5 million and it expires on December 15, 2008. The Company has not recorded any liability relating to this guarantee and believes it is unlikely that material payments will be required.

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

	Nine Months Ended Sept. 30,
	2005	2004
	(In thousands of dollars)
Beginning balance	$3,428	$2,863
Returns	(8,381)	(8,466)
Provision	8,778	8,541

Ending balance	$3,825	$2,938

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

The net periodic benefit costs charged to operating expenses, which are valued with a measurement date of January 1 of each year, consisted of the following components:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
	(In thousands of dollars)
Service cost	$1,894	$1,000	$5,682	$4,785
Interest cost	1,572	712	4,716	3,969
Expected return on assets	(625)	(516)	(1,875)	(1,548)
Amortization of transition asset	(36)	(35)	(108)	(107)
Amortization of unrecognized losses (gains)	481	(239)	1,443	1,028
Amortization of prior service cost	(215)	(215)	(645)	(644)

Net periodic benefit costs	$3,071	$707	$9,213	$7,483

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company has established a Group Benefit Trust to fund the plan and process benefit payments. The funding of the trust is an estimated amount, which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended. There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC. During the three and nine months ended September 30, 2005, the Company contributed $0.6 million and $1.9 million, respectively, to the trust.

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

Segment information has been modified for all periods in order to conform to the new structure.

	Three Months Ended Sept. 30, 2005
	Branch-based Distribution	Lab Safety	Total
	(In thousands of dollars)
Total net sales	$1,331,756	$97,729	$1,429,485
Intersegment net sales	(412)	(731)	(1,143)

Net sales to external customers	$1,331,344	$96,998	$1,428,342

Segment operating earnings	$139,356	$13,602	$152,958

	Three Months Ended Sept. 30, 2004
	Branch-based Distribution	Lab Safety	Total
	(In thousands of dollars)
Total net sales	$1,215,282	$86,563	$1,301,845
Intersegment net sales	(197)	(591)	(788)

Net sales to external customers	$1,215,085	$85,972	$1,301,057

Segment operating earnings	$110,120	$12,438	$122,558

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Nine Months Ended Sept. 30, 2005
	Branch-based Distribution	Lab Safety	Total
	(In thousands of dollars)
Total net sales	$3,850,095	$288,881	$4,138,976
Intersegment net sales	(1,067)	(1,879)	(2,946)

Net sales to external customers	$3,849,028	$287,002	$4,136,030

Segment operating earnings	$378,994	$40,777	$419,771

	Nine Months Ended Sept. 30, 2004
	Branch-based Distribution	Lab Safety	Total
	(In thousands of dollars)
Total net sales	$3,528,901	$258,329	$3,787,230
Intersegment net sales	(863)	(1,537)	(2,400)

Net sales to external customers	$3,528,038	$256,792	$3,784,830

Segment operating earnings	$330,357	$36,382	$366,739

	Branch-based Distribution	Lab Safety	Total
	(In thousands of dollars)
Segment assets:
September 30, 2005	$2,185,715	$171,789	$2,357,504

December 31, 2004	$2,034,624	$144,471	$2,179,095

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Following are reconciliations of segment information with the consolidated totals per the financial statements:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
	(In thousands of dollars)
Operating earnings:
Total operating earnings for reportable segments	$152,958	$122,558	$419,771	$366,739
Unallocated expenses	(17,358)	(15,115)	(48,541)	(51,657)
Elimination of intersegment (profits) losses	(5)	1	7	1

Total consolidated operating earnings	$135,595	$107,444	$371,237	$315,083

	September 30, 2005	December 31, 2004
	(In thousands of dollars)
Assets:
Total assets for reportable segments	$2,357,504	$2,179,095
Unallocated assets	628,571	630,478

Total consolidated assets	$2,986,075	$2,809,573

Unallocated expenses and unallocated assets primarily relate to the Company headquarters’ support services, which are not part of any business segment. Unallocated expenses include payroll and benefits, depreciation and other costs associated with headquarters-related support services. Unallocated assets include non-operating cash and cash equivalents, and certain prepaid expenses and property, buildings and equipment – net. Unallocated expenses increased $2.2 million and decreased $3.1 million, respectively, for the three and nine months ended September 30, 2005. The increase in the three months was primarily due to Company matching contributions of $1.2 million for Hurricane Katrina relief and increased payroll costs. The decrease in the nine months was primarily due to severance in 2004 related to organizational changes.

Item 2.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview

General

Grainger is the leading broad-line supplier of facilities maintenance and other related products in North America. Grainger distributes a wide range of products used by businesses and institutions to keep their facilities and equipment up and running. Grainger uses a multichannel business model to provide customers with a range of options for finding and purchasing products through a network of branches, field sales representatives, call centers, direct marketing media and the Internet. Grainger serves customers through a network of nearly 600 branches, 18 distribution centers and multiple Web sites.

Starting January 1, 2005, Grainger changed its organizational structure. The FindMRO and Parts divisions were merged into the Industrial Supply division. Additionally, the Integrated Supply division, which had been reported as a separate segment, was also merged into Industrial Supply. Operations are now managed and reported in two segments: Branch-based Distribution and Lab Safety. Prior year segment amounts have been restated to maintain comparability. Branch-based Distribution is an aggregation of the following business units: Industrial Supply, Acklands – Grainger Inc. (Canada), Global Sourcing, Grainger, S.A. de C.V. (Mexico), Export, Grainger Caribe Inc. (Puerto Rico) and China Distribution. Lab Safety is a direct marketer of safety and other industrial products.

Business Environment

Several economic factors and industry trends shape Grainger’s business environment. Current economic growth projections for 2005 industrial production and GDP are 3.1 percent and 3.5 percent, respectively. Growth projections for industrial production have declined 0.4 percentage point from the second quarter. Third quarter manufacturing output increased reflecting improved productivity while manufacturing payrolls declined from the beginning of 2005. Non-farm payrolls have grown, with increases in the first six months and early projections for the third quarter showing continued increases. Early projections of manufacturing employment levels for the third quarter indicate slight decreases, while Grainger’s sales to the light and heavy manufacturing customer segments continue to show improvement over the prior year. There was growth in all customer segments except for transportation.

For the nine months ended September 30, 2005, Grainger had approximately $116.2 million of capital expenditures, of which approximately $65.2 million related to its branch network and information technology initiatives. Fourth quarter capital expenditures are expected to be consistent with prior quarters.

Matters Affecting Comparability

Grainger’s operating results for the nine months of 2005 include the operating results of the AW Direct business (AW Direct) from the acquisition date of January 14, 2005. AW Direct’s results are included in the Lab Safety segment.

There were 64 sales days in both the third quarter of 2005 and 2004. There were 192 sales days for the first nine months of 2005 and 2004.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three Months Ended September 30, 2005

The following table is included as an aid to understanding the changes in Grainger’s Consolidated Statements of Earnings.

	Three Months Ended Sept. 30,
	Items in Condensed Consolidated Statements of Earnings
	As a Percent of Net Sales		Percent Increase/ (Decrease)
	2005	2004
Net sales	100.0%	100.0%	9.8%
Cost of merchandise sold	61.6	63.2	7.1
Gross profit	38.4	36.8	14.4
Operating expenses	28.9	28.5	11.0
Operating earnings	9.5	8.3	26.2
Other income (expense)	0.3	0.1	NM
Income taxes	3.6	3.2	24.5
Net earnings	6.2	5.2	30.2

Grainger’s net sales of $1,428.3 million in the third quarter of 2005 increased 9.8% compared with sales of $1,301.1 million for the comparable 2004 quarter. Third quarter 2005 sales benefited from a stronger economy, ongoing strategic initiatives and a favorable Canadian exchange rate. The increase in net sales in the quarter was driven by both the Branch-based Distribution and Lab Safety segments.

The gross profit margin improved 1.6 percentage points to 38.4% for the third quarter of 2005 from 36.8% in the comparable period of 2004. Contributing to the gross profit margin improvement were favorable changes in selling price category mix and a positive effect of product mix. A major driver of the improvement in selling price category mix was reduced sales to Integrated Supply and automotive customers, which carry lower margins than the overall averages. Total operating expenses of $412.6 million in 2005 increased 11% over the prior year. The increase was primarily driven by increased costs related to two strategic initiatives and higher expenses for sales commissions and profit sharing. Operating earnings for the period of $135.6 million increased 26.2% versus the 2004 quarter. The improvement in operating earnings was from both the Branch-based Distribution and Lab Safety segments.

Net earnings for the third quarter of 2005 increased by 30.2% to $88.1 million from $67.7 million in 2004. Diluted earnings per share of $0.97 in the third quarter of 2005 were 31.1% higher than the $0.74 for the third quarter of 2004. The growth in net earnings for the quarter resulted from the improvement in operating earnings, higher other income and a reduced tax rate for the Company.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Segment Analysis

The following comments at the segment level refer to external and intersegment net sales. Comments at the business unit level include external and inter- and intrasegment net sales. See Note 7 to the Condensed Consolidated Financial Statements.

Branch-based Distribution

In the third quarter of 2005, net sales of $1,331.8 million increased 9.6% compared to net sales of $1,215.3 million in the third quarter of 2004. Sales in the United States were up 9.0%, with growth in all customer segments, led by the government, manufacturing and natural resource sectors. National account sales within all customer segments were up 12% in the quarter. Increased sales of seasonal products contributed approximately 1 percentage point to the sales growth. The sales growth was reduced approximately 2 percentage points as a result of the wind-down of Integrated Supply and related automotive contracts. Hurricane-related sales were approximately $8 million in the third quarter of 2005 versus approximately $12 million in the third quarter of 2004.

In 2004, the Company launched a multiyear initiative to strengthen its presence in top metropolitan markets and better position itself to serve the local customer. Phases 1 through 3 include 10 markets. As of the third quarter of 2005, the Company had begun Phase 4 of the project. Additional phases are scheduled for 2006 and beyond.

	Third Quarter
	Sales Increase 2005 vs. 2004	Estimate of Completion*
Phase 1 (Atlanta, Denver, Seattle)	9%	100%
Phase 2 (Four markets in Southern California)	17%	90%
Phase 3 (Houston, St. Louis, Tampa)	18%	70%

*	Phases are reported once they reach 50% completion. Completion is defined when a new branch opens or a branch expansion or remodeling is finished.

Overall, market expansion contributed approximately 1 percentage point to the segment sales growth. The sales growth in Phase 1 was negatively affected in the Denver market due to lower sales to one large customer. Excluding the effect of this customer, sales in Phase 1 were up 13%.

Net sales in Canada in the third quarter of 2005 were 16.0% higher than the comparable quarter of 2004 due to a stronger economy, primarily in the natural resources sector, and a favorable exchange rate. In local currency, sales increased 6.7%. Sales in Mexico increased 17.9% in the third quarter of 2005, driven by an improving economy, an expanded telesales operation and incremental sales from one new branch added in September of 2004.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The gross profit margin increased 1.6 percentage points in the 2005 quarter over the comparable quarter of 2004. Contributing to the improvement in gross profit margin were favorable changes in selling price category mix and the positive effect of product mix. A major driver of the improvement in selling price category mix was reduced sales to Integrated Supply and automotive customers, which carry lower margins than the overall average.

Operating expenses for the Branch-based Distribution businesses were up 10.4% in the quarter. The increase was primarily driven by increased costs related to market expansion and the SAP system, as well as higher sales commissions, partially offset by lower bad debt provisions.

Operating earnings of $139.4 million for the third quarter of 2005 increased 26.5% over the $110.1 million for the third quarter of 2004. The earnings improvement resulted from higher sales and improved gross profits, partially offset by operating expenses, which grew at a faster rate than sales.

Lab Safety

Net sales at Lab Safety were $97.7 million for the third quarter of 2005, an increase of $11.2 million, or 12.9%, when compared with $86.6 million for the same period in 2004. The sales growth was attributable to incremental sales from AW Direct, as well as increased volume in core product lines. Excluding AW Direct, sales increased 4.8%.

The gross profit margin of 42.8% for the third quarter of 2005 increased 0.7 percentage point over the third quarter of 2004. The margin improvement was primarily attributable to price increases, lower freight costs and increased rebates, partially offset by the negative impact from AW Direct products, which generally have lower gross profit margins than other Lab Safety products.

Operating expenses at Lab Safety of $28.2 million were $4.2 million, or 17.6%, higher in the quarter due to incremental costs associated with the integration of AW Direct, as well as increased media spending. Excluding AW Direct, operating expenses were up 6.9%.

Operating earnings of $13.6 million in the third quarter of 2005 were up 9.4% over 2004, resulting primarily from increased sales and improved gross profit margin, partially offset by higher operating expenses.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Other Income and Expense

Other income was $3.8 million in the third quarter of 2005 compared with $1.4 million in 2004. The following table summarizes the components of other income and expense:

	Three Months Ended Sept. 30,
	2005	2004
	(In thousands of dollars)
Other income and (expense)
Interest income (expense) – net	$2,810	$552
Equity in income of unconsolidated entities – net	811	505
Unclassified – net:
Gains on sales of fixed assets – net	287	280
Other	(123)	85

Total other income and (expense)	$3,785	$1,422

The improvement in other income was primarily attributable to the combination of higher interest income, lower interest expense and an improvement in the results of unconsolidated entities versus the 2004 quarter. The increase in net interest income in 2005 was primarily the result of higher average cash balances and higher interest rates and lower interest expense resulting from the payoff of debt in the third quarter of 2004.

Income Taxes

Grainger’s effective tax rate was 36.8% and 37.8% for the third quarter of 2005 and 2004, respectively. Excluding the effect of equity in unconsolidated entities, which is recorded net of tax, the effective income tax rate was 37.0% for 2005 and 38.0% for 2004. The one percentage point reduction in the effective tax rate was primarily the result of tax benefits related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the utilization of tax benefits related to operations in Mexico and lower provisions related to uncertainties.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Nine Months Ended September 30, 2005

The following table is included as an aid to understanding the changes in Grainger’s Consolidated Statements of Earnings.

	Nine Months Ended Sept. 30,
	Items in Condensed Consolidated Statements of Earnings
	As a Percent of Net Sales		Percent Increase/ (Decrease)
	2005	2004
Net sales	100.0%	100.0%	9.3%
Cost of merchandise sold	61.9	63.4	6.8
Gross profit	38.1	36.6	13.5
Operating expenses	29.1	28.3	12.3
Operating earnings	9.0	8.3	17.8
Other income (expense)	0.3	0.1	NM
Income taxes	3.4	3.2	17.2
Net earnings	5.9	5.2	23.2

Grainger’s net sales of $4,136.0 million in the first nine months of 2005 increased 9.3% compared with sales of $3,784.8 million for the comparable 2004 period. The increase in net sales was in both the Branch-based Distribution and Lab Safety segments.

The gross profit margin for the nine months ended September 30, 2005, improved to 38.1% from 36.6% in 2004 principally due to favorable changes in selling price category mix and favorable product mix. A major driver of the improvement in selling price category mix was reduced sales to Integrated Supply and automotive customers, which carry lower margins than the overall averages. Total operating expenses of $1,202.9 million in 2005 increased 12.3% over the prior year, primarily driven by increased costs related to two strategic initiatives and higher expenses for sales commissions and profit sharing. Operating earnings of $371.2 million for the first nine months of 2005 increased 17.8% over the comparable period of 2004. The improvement in operating earnings was from both the Branch-based Distribution and Lab Safety segments, as well as from lower operating expenses at headquarters. The lower operating expenses at headquarters were primarily due to severance in 2004 related to organizational changes.

Net earnings increased by 23.2% in the first nine months of 2005 to $242.5 million from $196.9 million in 2004. Diluted earnings per share of $2.65 in the first nine months of 2005 were 23.3% higher than the $2.15 for the first nine months of 2004. The year-over-year growth was driven by improvement in operating earnings, higher other income and a reduced tax rate for the Company.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Segment Analysis

The following comments at the segment level refer to external and intersegment net sales. Comments at the business unit level include external and inter- and intrasegment net sales. See Note 7 to the Condensed Consolidated Financial Statements.

Branch-based Distribution

Net sales of $3,850.1 million increased $321.2 million, or 9.1%, in the first nine months of 2005 compared to net sales of $3,528.9 million in the first nine months of 2004. Sales in the United States were up 8.3% with growth in all customer end markets, led by the government, manufacturing and natural resource sectors. National accounts sales within all customer segments were up 12% for the nine-month period. The sales growth was negatively affected by 2 percentage points by the wind-down of Integrated Supply and related automotive contracts. The Company is expecting an additional 2 percentage point reduction in sales growth related to these types of contacts in 2006.

In 2004, the Company launched a multiyear initiative to strengthen its presence in top metropolitan markets and better position itself to serve the local customer. Phases 1 through 3 include 10 markets. As of the third quarter of 2005, the Company had begun Phase 4 of the project. Additional phases are scheduled for 2006 and beyond.

	Year to Date
	Sales Increase 2005 vs. 2004	Estimate of Completion*
Phase 1 (Atlanta, Denver, Seattle)	8%	100%
Phase 2 (Four markets in Southern California)	15%	90%
Phase 3 (Houston, St. Louis, Tampa)	20%	70%

*	Phases are reported once they reach 50% completion. Completion is defined when a new branch opens or a branch expansion or remodeling is finished.

Net sales in Canada during the first nine months of 2005 were 15.8% higher than the comparable 2004 period, benefiting from the stronger Canadian economy fueled by its natural resources industry and a favorable exchange rate. In local currency, sales increased 6.7%. Sales in Mexico increased 19.2% in the year-to-date period ended September 30, 2005, driven by an improving economy, increased telesales and incremental sales for one new branch added in September of 2004.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The gross profit margin increased 1.4 percentage points in the first nine months of 2005 over the comparable period of 2004. Contributing to the improvement in gross profit margin were favorable changes in selling price category mix and the positive effect of product mix. A major driver of the improvement in selling price category mix was reduced sales to Integrated Supply and automotive customers, which carry lower margins than the overall average.

Operating expenses for the Branch-based Distribution businesses were up 13.0% in the first nine months of the year. Increased costs related to market expansion and the SAP system implementation were the primary drivers of the operating expense growth. Higher expenses for payroll, benefits and profit sharing also contributed to the increase. Partially offsetting these increases were lower bad debt expenses.

In the first nine months of 2005, operating earnings of $379.0 million increased 14.7% compared with $330.4 million for the comparable period of 2004. The earnings improvement resulted from higher sales and improved gross profit margin, partially offset by operating expenses that increased at a faster rate than sales.

Lab Safety

Net sales for Lab Safety were $288.9 million for the first nine months of 2005, an increase of $30.6 million, or 11.8%, when compared with $258.3 million for the same period in 2004. The sales growth was primarily attributable to incremental sales from AW Direct, acquired on January 14, 2005. Excluding AW Direct, sales were up 3.6%.

The gross profit margin of 42.8% for the first nine months of 2005 increased 1.1 percentage points when compared with the first nine months of 2004. The margin improvement was primarily attributable to the elimination of a 2004 fulfillment program that had lower than average gross profit margins. The 2005 gross profit margin also benefited from inflation recovery. These margin increases were partially offset by incremental sales of AW Direct products, which generally have lower gross profit margins than other Lab Safety products.

Operating expenses at Lab Safety of $82.9 million were $11.6 million, or 16.3%, higher in the first nine months of 2005 due to incremental costs associated with the acquisition of AW Direct, as well as increased investment in media. Excluding AW Direct, operating expenses were up $4.7 million or 6.6%.

Operating earnings of $40.8 million, up 12.1% in the first nine months of 2005 over 2004, resulted primarily from increased sales and improved gross profit margin, partially offset by higher operating expenses.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Other Income and Expense

Other income was $12.4 million in the first nine months of 2005 compared with $2.3 million of income in the first nine months of 2004. The following table summarizes the components of other income and expense:

	Nine Months Ended Sept. 30,
	2005	2004
	(In thousands of dollars)
Other income and (expense)
Interest income (expense) – net	$6,731	$423
Equity in income of unconsolidated entities - net	2,121	303
Gain on sale of unconsolidated entity	—	750
Unclassified – net:
Gains on sales of fixed assets – net	3,795	709
Other	(225)	74

Total other income and (expense)	$12,422	$2,259

The improvement in other income and expense was primarily attributable to higher interest income and lower interest expense, an improvement in the results of unconsolidated entities and gains realized on the sale of several facilities. The gains from the sales of fixed assets resulted principally from the sale of seven facilities: four located in the United States that were related to the market expansion program and three located in Canada. The increase in net interest income in 2005 was primarily the result of higher average cash balances and higher interest rates and lower interest expense resulting from the payoff of debt in the third quarter of 2004.

Income Taxes

Grainger’s effective tax rate was 36.8% for the first nine months of 2005 and 38.0% for the comparable period of 2004. Excluding the effect of equity in unconsolidated entities, which is recorded net of tax, the effective income tax rate was 37.0% for 2005 and 38.0% for 2004. The one percentage point reduction in the effective tax rate was primarily the result of tax benefits related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the utilization of tax benefits related to operations in Mexico and lower provisions related to uncertainties.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Financial Condition

For the nine months ended September 30, 2005, working capital of $1,180.0 million increased by $87.7 million when compared to $1,092.3 million at December 31, 2004. The ratio of current assets to current liabilities was 2.7 at September 30, 2005, versus 2.6 at December 31, 2004.

Net cash flows provided by operating activities were $283.6 million and $307.1 million for the nine months ended September 30, 2005 and 2004, respectively. Net cash flows from operating activities serve as the Company’s primary source of funding its growth initiatives. Contributing to cash flows from operations were net earnings in the first nine months ended September 30, 2005 of $242.5 million and the changes in non-cash items such as deferred income taxes and depreciation and amortization. Partially offsetting these amounts were Changes in operating assets and liabilities – net of business acquisition, which resulted in a net use of cash of $61.1 million for the first nine months of 2005. The principal uses of cash were increases in accounts receivable and inventories and a reduction of other current liabilities. The increase in accounts receivable was due primarily to higher sales, partially offset by improved collections. The increase in inventories was primarily in the Branch-based Distribution segment and was due to volume increases, inventory additions to provide greater availability of products and market expansion. Other current liabilities declined primarily due to the annual cash payments for profit sharing and bonuses.

Net cash used in investing activities was $127.6 million and $74.2 million for the nine months ended September 30, 2005 and 2004, respectively. In the first nine months of 2005, Grainger continued funding of the Company’s growth initiatives with the purchase of AW Direct and its ongoing investment in the market expansion program. The cash portion of the AW Direct purchase price was $24.7 million. AW Direct is included as part of the Lab Safety segment. Cash expended for additions to property, buildings, equipment and capitalized software was $116.2 million in the first nine months of 2005 versus $83.4 million in the first nine months of 2004.

Net cash used in financing activities was $139.8 million and $241.8 million for the nine months ended September 30, 2005 and 2004, respectively. The difference was primarily related to long-term debt payments that were made in 2004. Grainger’s purchases of treasury stock were $24.3 million higher in the first nine months of 2005 as Grainger repurchased 2,134,500 shares in the first nine months of 2005, as compared with 1,884,000 shares in the comparable period of 2004. As of September 30, 2005, approximately 4,946,200 shares of common stock remained available under Grainger’s repurchase authorization. Dividends paid to shareholders were $61.2 million and $53.2 million for the first nine months of 2005 and 2004, respectively. Partially offsetting these cash outlays were proceeds from stock options exercised of $39.6 million and $46.1 million for the nine months ended September 30, 2005 and 2004, respectively.

Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit. Total debt as a percent of total capitalization was 0.4% and 0.5% at September 30, 2005 and December 31, 2004, respectively.

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

Forward-Looking Statements

This document may contain forward-looking statements under the federal securities laws. The forward-looking statements relate to Grainger’s expected future financial results and business plans, strategies and objectives and are not historical facts. They are often identified by qualifiers such as: “believes,” “estimated,” “intended,” “expect,” “projections,” “may,” “will,” “preliminary,” “ongoing,” “potential,” “trends” or similar expressions. There are risks and uncertainties the outcome of which could cause Grainger’s results to differ materially from what is projected.

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

PART I – FINANCIAL INFORMATION

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

W.W. Grainger, Inc. and Subsidiaries

PART II – OTHER INFORMATION

Items 3, 4 and 5 not applicable.

Item 1. Legal Proceedings

On May 20, 2005, a proceeding was initiated against Grainger’s Canadian subsidiary, Acklands-Grainger Inc. (Acklands), for sales alleged to be in violation of the Canadian Environmental Protection Act, 1999. The proceeding is based on allegations that Acklands sold aerosol products containing an ozone-depleting substance when such sales were banned by the Ozone-Depleting Substances Regulations, 1998. Acklands is engaged in settlement negotiations with the relevant governmental agency, Environment Canada, to resolve this matter through that agency’s environmental protection alternative measures, or EPAM, program. Grainger believes that this matter may result in de minimis monetary sanctions, and does not believe that the resolution of the matter will be material to Grainger’s results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – Third Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C) *	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 – July 31	—	—	—	5,240,300 shares
Aug. 1 – Aug. 31	5,944	$62.14	85,700	5,154,600 shares
Sept. 1 – Sept. 30	32,093	$62.91	208,400	4,946,200 shares

Total	38,037	$62.69	294,100	4,946,200 shares

*	Includes 48,500 shares acquired pursuant to purchase contracts which were entered into prior to the end of the quarter and closed immediately thereafter.
(A)	The total number of shares purchased includes Grainger’s retention of 38,037 shares to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards and shares exchanged for the exercise of options.
(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs. Activity is reported on a settlement date basis.
(C)	Purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors. As reported in Grainger’s Form 10-Q for the quarter ended September 30, 2002, which was filed on November 11, 2002, authority under the program was restored to 10 million shares on October 30, 2002. The program has no specified expiration date. No share repurchase plan or program expired, or was terminated, during the period covered by this report.

Item 6. Exhibits

(a)	Exhibits (numbered in accordance with Item 601 of regulation S-K)

(11)	Computations of Earnings per Share.

(31)	Rule 13a – 14(a)/15d – 14(a) Certifications

(a)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

(a)	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. Grainger, Inc.
(Registrant)

Date: November 1, 2005	By:	/s/ P.O. Loux
P.O. Loux, Senior Vice President, Finance and Chief Financial Officer

Date: November 1, 2005	By:	/s/ J.E. Andringa
J.E. Andringa, Vice President and Controller