Form 10-K
period 2005-12-31
GRAINGER W W INC
filed 2006-03-06
CIK 277135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 1-5684

W.W. Grainger, Inc.

(Exact name of registrant as specified in its charter)

Illinois	36-1150280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Grainger Parkway, Lake Forest, Illinois	60045-5201
(Address of principal executive offices)	(Zip Code)
(847) 535-1000
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.50 par value, and accompanying	New York Stock Exchange
Preferred Share Purchase Rights	Chicago Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	X	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	No	X

The aggregate market value of the voting common equity held by nonaffiliates of the registrant was $4,186,000,325 as of the close of trading as reported on the New York Stock Exchange on June 30, 2005. The Company does not have nonvoting common equity.

The registrant had 89,951,935 shares of common stock outstanding as of January 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the annual meeting of shareholders of the registrant to be held on April 26, 2006, are incorporated by reference into Part III hereof.

TABLE OF CONTENTS

		Page(s)
	PART I
Item 1:	BUSINESS	3-5
	THE COMPANY	3
	BRANCH-BASED DISTRIBUTION	3-4
	INDUSTRIAL SUPPLY	3-4
	ACKLANDS – GRAINGER INC	4
	MEXICO	4
	LAB SAFETY	4
	INDUSTRY SEGMENTS	4-5
	COMPETITION	5
	EMPLOYEES	5
	WEB SITE ACCESS TO COMPANY REPORTS	5
Item 1A:	RISK FACTORS	5-6
Item 1B:	UNRESOLVED STAFF COMMENTS	6
Item 2:	PROPERTIES	6
Item 3:	LEGAL PROCEEDINGS	6-7
Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	7
Executive Officers		7
	PART II
Item 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER
	MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	7-8
Item 6:	SELECTED FINANCIAL DATA	8-9
Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	9-19
Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19
Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	19
Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE	19
Item 9A:	CONTROLS AND PROCEDURES	20
Item 9B:	OTHER INFORMATION	20
	PART III
Item 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	20
Item 11:	EXECUTIVE COMPENSATION	21
Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	21
Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	21
Item 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES	21
	PART IV
Item 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	21-22
Signatures		23
Certifications		63-66

PART I

Item 1: Business

The Company

W.W. Grainger, Inc., incorporated in the State of Illinois in 1928, is in the service business. It distributes products used by businesses and institutions across North America to keep their facilities and equipment running. In this report, the words “Grainger” or “Company” mean W.W. Grainger, Inc. and its subsidiaries.

Grainger uses a multichannel business model to serve approximately 1.7 million customers of all sizes with multiple ways to find and purchase facilities maintenance and other products through a network of branches, field sales representatives, call centers, catalogs and other direct marketing media and the Internet. Orders can be placed via telephone, fax, Internet or in person. Products are available for immediate pick-up or for shipment.

Effective January 1, 2005, Grainger changed its organizational structure. The Integrated Supply division, which had been reported as a separate segment, was merged into Industrial Supply. Operations are now managed and reported in two segments: Branch-based Distribution and Lab Safety. Prior year segment amounts have been restated to maintain comparability. Branch-based Distribution is an aggregation of the following business units: Industrial Supply, Acklands – Grainger Inc. (Canada), Grainger, S.A. de C.V. (Mexico), Grainger Caribe Inc. (Puerto Rico) and China Distribution. Lab Safety is a direct marketer of safety and other industrial products.

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

Branch-based Distribution

The Branch-based Distribution businesses provide North American customers with product solutions for facility maintenance and other product needs through logistics networks, which are configured for rapid product availability. Grainger offers a broad selection of facility maintenance and other products through local branches, catalogs and the Internet. The Branch-based Distribution businesses consist of the following Grainger divisions: Industrial Supply, Acklands – Grainger Inc. (Canada), Grainger, S.A. de C.V. (Mexico), Grainger Caribe Inc. (Puerto Rico) and China Distribution. The more significant of these businesses are described below.

Industrial Supply

Industrial Supply offers U.S. businesses and institutions a combination of product breadth, local availability, speed of delivery, detailed product information, simplicity of ordering and competitively priced products. Industrial Supply distributes material handling equipment, safety and security supplies, lighting and electrical products, tools and test instruments, pumps and plumbing supplies, cleaning and painting supplies and many other items. Its customers range from small and medium-sized businesses to large corporations and governmental and other institutions. During 2005, Industrial Supply completed an average of 91,000 sales transactions daily.

Industrial Supply operates 416 branches located in all 50 states. These branches are generally located within 20 minutes of the majority of U.S. businesses and serve the immediate needs of their local markets by allowing customers to pick up items directly from the branches.

Branches range in size from small, will-call branches to large master branches. The Grainger Express® will-call branches average 2,100 square feet, do not stock inventory and provide convenient pick-up locations. Branches primarily fulfill counter and will-call needs and provide customer service. Master branches handle a higher volume of counter and will-call customers daily, in addition to shipping to customers for themselves and other branches in their area. On average, a branch is 20,000 square feet in size, has 11 employees and handles about 130 transactions per day. In 2005, Industrial Supply opened 16 full-size and five will-call branches, relocated eight branches and expanded or remodeled 14 branches. Ten full-size and three will-call branches were closed in 2005.

Industrial Supply’s distribution network is comprised of ten distribution centers (DCs) that handle most of the customer shipping and also replenish branch inventories. The DCs, using automated equipment and processes, ship orders directly to customers for all branches located in their service areas. One DC located in Chicago is also a national distribution center providing customers and the entire network with slower-moving inventory items. A second DC in the Chicago area stocks parts and accessories.

Industrial Supply sells principally to customers in industrial and commercial maintenance departments, service shops, manufacturers, hotels, government, retail organizations, transportation businesses, contractors, and healthcare and educational facilities. Sales transactions during 2005 were made to approximately 1.3 million customers. Approximately 24% of 2005 sales consisted of private label items bearing the Company’s registered trademarks, including DAYTON® (principally electric motors, heating and ventilation equipment), TEEL® (liquid pumps), SPEEDAIRE® (air compressors), AIR HANDLER® (air filtration equipment), DEM-KOTE® (spray paints), WESTWARD® (principally hand and power tools), CONDOR™ (safety products) and LUMAPRO® (task and outdoor lighting). Grainger has taken steps to protect these trademarks against infringement and believes that they will remain available for future use in its business. Sales of remaining items generally consisted of products carrying the names of other well-recognized brands.

The Industrial Supply catalog, to be issued in April 2006, offers more than 115,000 facility maintenance and other products. Approximately 1.5 million copies of the catalog were produced.

Customers can also purchase products through grainger.com. This Web site serves as a prominent service channel for the Industrial Supply division. Customers have access to more than 300,000 products through grainger.com. It is available 24/7, providing real-time product availability, customer-specific pricing, multiple product search capabilities, customer personalization, and links to customer support and the fulfillment system. For large customers interested in connecting to grainger.com through sophisticated purchasing platforms, grainger.com has a universal connection. This technology translates the different data formats used by electronic marketplaces, exchanges, and e-procurement systems and allows these systems to communicate directly with Industrial Supply’s operating platform.

Industrial Supply purchases products for sale from approximately 1,000 domestic suppliers, most of which are manufacturers. No single supplier comprised more than 10% of Industrial Supply’s purchases and no significant difficulty has been encountered with respect to sources of supply.

Through the Global Sourcing operation, Industrial Supply procures competitively priced, high-quality products produced primarily outside the United States from almost 200 suppliers. Grainger businesses sell these items primarily under private labels. Products obtained through Global Sourcing include WESTWARD® tools, LUMAPRO® lighting products and CONDOR™ safety products, as well as products bearing other trademarks.

Acklands – Grainger Inc. (Acklands)

Acklands is Canada’s leading broad-line distributor of industrial, automotive fleet and safety supplies. It serves customers through 165 branches and five distribution centers across Canada. Acklands distributes tools, lighting products, safety supplies, pneumatics, instruments, welding equipment and supplies, motors, shop equipment, fan belts and many other items. During 2005, approximately 15,000 sales transactions were completed daily. A comprehensive catalog, printed in both English and French, showcases the product line to facilitate customer selection. This catalog, with more than 40,000 products, supports the efforts of field sales representatives throughout Canada. In addition, customers can purchase products through acklandsgrainger.com.

Mexico

Grainger’s operations in Mexico provide local businesses with facility maintenance and other products from both Mexico and the United States. From its six locations in Mexico and U.S. branches along the border, the business provides delivery of approximately 41,000 products throughout Mexico. The largest facility, a 90,000 square foot DC, is located outside of Monterrey, Mexico. During 2005 approximately 900 transactions were completed daily. Customers can order products using a Spanish-language general catalog or purchase them through grainger.com.mx.

Lab Safety

Lab Safety is a direct marketer of safety and other industrial products to U.S. and Canadian businesses. Headquartered in Janesville, Wisconsin, Lab Safety primarily reaches its customers through the distribution of multiple branded catalogs and other marketing materials distributed throughout the year to targeted markets. Brands include LSS, Ben Meadows (forestry), Gempler’s (agriculture) and AW Direct (service vehicle accessories). Customers can purchase products through lss.com, benmeadows.com, gemplers.com and awdirect.com.

Lab Safety offers extensive product depth, technical support and high service levels. During 2005, Lab Safety issued ten unique catalogs covering safety supplies, material handling and facility maintenance products, lab supplies, security and other products targeted to specific customer groups. Lab Safety provides access to approximately 130,000 products through its targeted catalogs.

Industry Segments

Effective January 1, 2005, Grainger changed its organizational structure. The Integrated Supply division, which had been reported as a separate segment, was merged into Industrial Supply. Operations are now managed and reported in two segments: Branch-based Distribution and Lab Safety. Prior year segment amounts have been restated to maintain comparability. Branch-based Distribution is an aggregation of the following business units:

Industrial Supply, Acklands – Grainger Inc. (Canada), Grainger, S.A. de C.V. (Mexico), Grainger Caribe Inc. (Puerto Rico) and China Distribution. Lab Safety is a direct marketer of safety and other industrial products. For segment and geographical information and consolidated net sales and operating earnings see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8: Financial Statements and Supplementary Data.”

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

Grainger serves a number of diverse markets. Based on available data, Grainger estimates the North American market for facilities maintenance and related products to be more than $140 billion, of which Grainger’s share is approximately 4 percent. There are several large competitors, although most of the market is served by small local and regional competitors.

Employees

As of December 31, 2005, Grainger had 16,732 employees, of whom 14,297 were full-time and 2,435 were part-time or temporary. Grainger has never had a major work stoppage and considers employee relations to be good.

Web Site Access to Company Reports

Grainger makes available, free of charge, through its Web site, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports, as soon as reasonably practicable after this material is electronically filed with or furnished to the Securities and Exchange Commission. This material may be accessed by visiting grainger.com/investor.

Item 1A: Risk Factors

The following is a discussion of significant risk factors relevant to Grainger’s business that could adversely affect its financial condition or results of operations.

A slowdown in the economy could negatively impact Grainger’s sales growth. Economic and industry trends affect Grainger’s business environment. Grainger’s sales growth has tended to correlate with commercial activity, manufacturing output and non-farm employment levels. Thus, a slowdown in economic activity could negatively impact Grainger’s sales growth.

The facilities maintenance industry is a highly fragmented industry, and competition could result in a decreased demand for Grainger’s products. There are several large competitors in the industry, although most of the market is served by small local and regional competitors. Grainger faces competition in all markets it serves, from manufacturers (including some of its own suppliers) that sell directly to certain segments of the market, wholesale distributors, catalog houses and certain retail enterprises. Competitive pressures could adversely affect Grainger’s sales and profitability.

Unexpected product shortages could negatively impact customer relationships, resulting in an adverse impact on results of operations. Grainger’s competitive strengths include product selection and availability. Products are purchased from more than 1,200 key suppliers, no one of which accounts for more than 10% of purchases. Historically, no significant difficulty has been encountered with respect to sources of supply. If Grainger were to experience difficulty in obtaining products, there could be a short-term adverse affect on results of operations and a longer-term adverse effect on customer relationships and reputation. In addition, Grainger has strategic relationships with key vendors. In the event Grainger was unable to maintain those relations, there might be a loss of competitive pricing advantages which could in turn adversely affect results of operations.

A delay in the implementation of Grainger’s multiyear market expansion program could negatively affect anticipated future sales growth. In 2004, Grainger launched a multiyear market expansion program to strengthen its presence in top metropolitan markets and better position itself to serve the local customer. The program is being implemented in these markets in a phased approach. The success of the market expansion program is expected to be a driver of growth in 2006 and beyond. A delay in the implementation of the program or lower than projected results from the program could negatively impact anticipated future sales growth.

The addition of new product lines could impact future sales growth. Grainger may, from time to time, expand the breadth of its offerings by increasing the number of products it distributes. The success of these expansions will depend on Grainger’s ability to accurately forecast market demand and to obtain product from suppliers.

Interruptions in the proper functioning of information systems could disrupt operations and cause unanticipated increases in costs or decreases in revenues, or both. The proper functioning of Grainger’s information systems is critical to the successful operation of its business. Although Grainger’s information systems are protected through physical and software safeguards and remote processing capabilities exist, information systems are still vulnerable to natural disasters, power losses, telecommunication failures and other problems. If critical information systems fail or are otherwise unavailable, Grainger’s ability to process orders, identify business opportunities, maintain proper levels of inventories, collect accounts receivable and pay expenses could be adversely affected. In January 2006, Grainger installed an upgraded SAP branch operating system and replaced its legacy information systems for the U.S. branch-based businesses. Implementation of this system at other Grainger businesses is scheduled for future years.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

As of December 31, 2005, Grainger’s owned and leased facilities totaled 18,452,000 square feet, an increase of approximately 3% from December 31, 2004. This increase primarily related to the market expansion program. Industrial Supply and Acklands accounted for the majority of the total square footage. Industrial Supply facilities are located throughout the United States and Acklands facilities are located throughout Canada.

Industrial Supply branches range in size from 1,200 to 109,000 square feet and average approximately 20,000 square feet. Most are located in or near major metropolitan areas with many located in industrial parks. Typically, a branch is on one floor, is of masonry construction, consists primarily of warehouse space, sales areas and offices and has off-the-street parking for customers and employees. Grainger believes that its properties are generally in good condition and well maintained.

A brief description of significant facilities follows:

Location	Facility and Use (5)	Size in Square Feet

Chicago Area (1)	Headquarters and General Offices	1,191,000
United States (1)	Ten Distribution Centers	5,237,000
United States (1) (2)	416 Industrial Supply branch locations	8,386,000
Canada (3)	165 Acklands facilities	2,089,000
U.S. and International (4)	Other facilities	1,549,000

	Total Square Feet	18,452,000

(1)	These facilities are either owned or leased with most leases expiring between 2006 and 2012.
(2)	Industrial Supply branches consist of 283 owned and 133 leased properties.
(3)	Acklands facilities consist of general offices, distribution centers and branches, of which 53 are owned and 112 leased.
(4)	Other facilities primarily include locations for Lab Safety, Puerto Rico, Mexico, China and properties under construction.
(5)	Owned facilities are not subject to any mortgages.

Item 3: Legal Proceedings

Grainger has been named, along with numerous other nonaffiliated companies, as a defendant in litigation in various states involving asbestos and/or silica. These lawsuits typically assert claims of personal injury arising from alleged exposure to asbestos and/or silica as a consequence of products purportedly distributed by Grainger. As of January 23, 2006, Grainger is named in cases filed on behalf of approximately 3,400 plaintiffs in which there is an allegation of exposure to asbestos and/or silica. In addition, five cases alleging exposure to cotton dust were amended during 2004 to add allegations relating to asbestos; as of January 23, 2006, approximately 1,300 plaintiffs in these cases are alleging asbestos exposure.

Grainger has denied, or intends to deny, the allegations in all of the above-described lawsuits. In 2005, lawsuits relating to asbestos and/or silica and involving approximately 700 plaintiffs were dismissed with respect to Grainger, typically based on the lack of product identification. If a specific product distributed by Grainger is identified in any of these lawsuits, Grainger would attempt to exercise indemnification remedies against the product manufacturer. In addition, Grainger believes that a substantial number of these claims are covered by insurance. Grainger is engaged in active discussions with its insurance carriers regarding the scope and amount of coverage. While Grainger is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on Grainger’s consolidated financial position or results of operations.

In its Form 10-Q for the quarter ended September 30, 2005, Grainger reported a proceeding against Grainger’s Canadian subsidiary, Acklands - Grainger Inc. (Acklands), for alleged violations of the Canadian Environmental Protection Act, 1999. In November, 2005, Acklands resolved this matter by entering into an environmental protection alternative measures (EPAM) agreement. The agreement requires Acklands to, among other things, pay C$150,000 to the Environment Damages Fund administered by Environment Canada.

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

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

Executive Officers

Following is information about the Executive Officers of Grainger including age as of February 1, 2006. Executive Officers of Grainger generally serve until the next annual election of officers, or until earlier resignation or removal.

Name and Age	Positions and Offices Held and Principal Occupations and Employment During the Past Five Years
Judith E. Andringa (45)

Vice President and Controller. Before joining Grainger in 2002, she was Controller of the Foodservice Division of Kraft Foods, Inc., a position assumed in 2000 after serving Kraft as Director of Finance, Marketing Services Group.

Nancy A. Hobor (59)	Senior Vice President (formerly Vice President), Communications and Investor Relations, a position assumed in 1999
John L. Howard (48)	Senior Vice President and General Counsel, a position assumed in 2000.
Richard L. Keyser (63)	Chairman of the Board, a position assumed in 1997, and Chief Executive Officer, a position assumed in 1995.
Larry J. Loizzo (51)	Senior Vice President (formerly Vice President) of Grainger, a position assumed in 2003, and President of Lab Safety Supply, Inc., a position assumed in 1996.
P. Ogden Loux (63)	Senior Vice President, Finance and Chief Financial Officer, a position assumed in 1997.
James T. Ryan (47)

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

Market Information and Dividends

Grainger’s common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange, with the ticker symbol GWW. The high and low sales prices for the common stock and the dividends declared and paid for each calendar quarter during 2005 and 2004 are shown below.

		Prices
	Quarters	High	Low	Dividends
2005	First	$ 67.25	$ 59.85	$ 0.200
	Second	63.38	51.65	0.240
	Third	66.19	53.10	0.240
	Fourth	72.45	60.50	0.240
	Year	$ 72.45	$ 51.65	$ 0.920
2004	First	49.02	45.00	0.185
	Second	57.66	47.55	0.200
	Third	58.90	50.33	0.200
	Fourth	66.99	56.26	0.200
	Year	$ 66.99	$ 45.00	$ 0.785

Holders

The approximate number of shareholders of record of Grainger’s common stock as of January 31, 2006 was 1,200.

Issuer Purchases of Equity Securities – Fourth Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program
Oct. 1 – Oct. 31	74,972	$ 62.94	67,600	4,927,100 shares

Nov. 1 – Nov. 30	102,300	$ 66.92	102,300	4,824,800 shares

Dec. 1 – Dec. 31	116,400	$ 70.25	116,400	4,708,400 share

Total	293,672	$ 67.34	286,300
(A)	The total number of shares purchased includes Grainger’s retention of 7,372 shares to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.
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

Other

On May 20, 2005, Grainger timely submitted to the New York Stock Exchange (NYSE) an Annual CEO Certification, in which Grainger’s Chief Executive Officer certified that he was not aware of any violation by Grainger of the NYSE’s corporate governance listing standards as of the date of the certification.

Item 6: Selected Financial Data

	2005	2004	2003	2002	2001
	(In thousands of dollars, except for per share amounts)
Net sales	$ 5,526,636	$ 5,049,785	$ 4,667,014	$ 4,643,898	$ 4,754,317
Net earnings	346,324	286,923	226,971	211,567	174,530
Net earnings per basic share	3.87	3.18	2.50	2.30	1.87
Net earnings per diluted share	3.78	3.13	2.46	2.24	1.84
Total assets	3,107,921	2,809,573	2,624,678	2,437,448	2,331,246
Long term debt (less current maturities)	4,895	–	4,895	119,693	118,219
Cash dividends paid per share	$ 0.920	$ 0.785	$ 0.735	$ 0.715	$ 0.695

The results for 2005 included an effective tax rate, excluding the effect of equity in unconsolidated entities, of 35.2%. The 2005 rate included tax benefits related to a favorable revision to the estimate of income taxes for various state taxing jurisdictions and the resolution of certain federal and state tax contingencies. These benefits increased diluted earnings per share by $0.10.

The results for 2004 included an effective tax rate, excluding the effect of equity in unconsolidated entities, of 35.6%, which was down from 40.0% in the prior year. The lower tax rate resulted in an increase of $0.21 per diluted share. The tax rate reduction was primarily due to a lower tax rate in Canada, the realization of tax benefits related to operations in Mexico and to capital losses, the recognition of tax benefits from the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Medicare Act) and the resolution of certain federal and state tax contingencies.

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

For further information see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to the Consolidated Financial Statements.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General. Grainger is the leading broad-line supplier of facilities maintenance and other related products in North America. For each of the three years presented in this Annual Report on Form 10-K for the year ended December 31, 2005, Grainger reports its operating results in two segments: Branch-based Distribution and Lab Safety. Grainger distributes a wide range of products used by businesses and institutions to keep their facilities and equipment up and running. Grainger uses a multichannel business model to provide customers with a range of options for finding and purchasing products through a network of branches, field sales forces, direct marketing including catalogs, and a variety of electronic and Internet channels. Grainger serves customers through a network of 589 branches, 18 distribution centers and multiple Web sites.

Effective January 1, 2005, Grainger’s Integrated Supply business no longer entered into new contracts for on-site integrated purchasing and tool crib management services. It was merged into Grainger’s Industrial Supply division within the Branch-based Distribution segment. Grainger Industrial Supply is fulfilling existing Integrated Supply contracts. As such, in 2005 Integrated Supply was no longer reported as a separate segment and Grainger reported its operating results in two segments: Branch-based Distribution and Lab Safety.

Business Environment. Several economic factors and industry trends shape Grainger’s business environment. The current overall economy and leading economic indicators forecast by economists provide insight into anticipated economic factors for the near term and help in forming the development of projections for the upcoming year. At the start of 2006, the Consensus Forecast-USA predicted GDP and Industrial Production growth of 3.4 percent for 2006, although preliminary fourth quarter 2005 GDP estimates reflected a slowdown from prior quarters.

In 2005, Grainger benefited from the economic recovery in the United States. Grainger’s sales correlate positively with production growth. With the improvement in Industrial Production and general growth in the economy, Grainger realized an increase in sales across all customer segments. Grainger’s sales also tend to increase when non-farm payrolls grow, especially during economic recoveries. Non-farm payrolls increased approximately 2%, on average, in 2005 over 2004. For 2005, Grainger benefited from the combination of increased Industrial Production and non-farm payroll growth.

The light and heavy manufacturing customer segments, which comprised over 25% of Grainger’s total 2005 sales, have historically correlated with manufacturing employment levels and manufacturing production. Manufacturing employment levels were flat during 2005, however manufacturing output increased almost 4%. This contributed to almost double-digit sales growth in the light and heavy manufacturing customer segments for Grainger in 2005. Economic forecasts suggest that the manufacturing sector should continue to expand in 2006.

In 2004, Grainger launched a multiyear initiative to strengthen its presence in top metropolitan markets and better position itself to serve the local customer. The market expansion program contributed to the sales growth in 2005 and is expected to be a driver of growth in 2006 and beyond. The first phase of the market expansion program was completed in 2005. Phases two through four were in progress at December 31, 2005. Additional phases are scheduled for 2006 and beyond.

Customer buying behavior is also important in Grainger’s business environment. Grainger believes that customers will continue to focus on reducing their cost to procure facilities maintenance products. Consequently, Grainger is increasing information available to employees for improved service to customers by installing an upgraded SAP branch operating system and replacing its legacy information systems with a new integrated software package also provided by SAP, in the U.S. branch-based businesses, effective January 30, 2006.

Grainger’s financial strength, including its low debt and strong cash flow, positions it to fund acquisitions and major initiatives, improve effectiveness and accelerate top line growth. Capital spending in 2005 related to the market expansion program and SAP initiative was approximately $88 million, with total capital expenditures of more than $157 million.

For 2006, Grainger anticipates total capital expenditures of $140 million to $175 million. Grainger intends to continue its investment in the market expansion program and information technology enhancements with spending planned for the following major projects:

•	$50 million to $60 million for continued market expansion;
•	$15 million to $20 million for information technology;
•	$20 million to $22 million for international expansion; and
•	$5 million to $10 million for product line expansion.

Lease or purchase decisions, based on availability of facilities, may affect the timing of capital expenditures associated with the market expansion program.

Matters Affecting Comparability. Grainger’s operating results for 2005 included the operating results for AW Direct from the acquisition date of January 14, 2005. AW Direct’s results are included in the Lab Safety Segment.

Grainger’s operating results for 2004 included a full year of operating results of Gempler’s. Grainger’s operating results for 2003 included the results of Gempler’s only from the acquisition date of April 14, 2003. Gempler’s results are included in the Lab Safety Segment.

Results of Operations

The following table is included as an aid to understanding changes in Grainger’s Consolidated Statements of Earnings:

	For the Years Ended December 31,
	Items in Consolidated Statements of Earnings
	As a Percent of Net Sales			Percent Increase/(Decrease) from Prior Year
	2005	2004	2003	2005	2004
Net sales	100.0%	100.0%	100.0%	9.4%	8.2%
Cost of merchandise sold	60.9	62.2	63.8	7.1	5.6
Gross profit	39.1	37.8	36.2	13.4	12.7
Operating expenses	29.7	29.1	27.9	12.1	12.5
Operating earnings	9.4	8.7	8.3	17.6	13.5
Other income (expense)	0.3	0.1	(0.1)	252.3	(149.9)
Income taxes	3.4	3.1	3.3	17.8	2.7
Net earnings	6.3%	5.7%	4.9%	20.7%	26.4%

2005 Compared to 2004

Grainger’s net sales for 2005 of $5,526.6 million were up 9.4% versus 2004. The increase in net sales was led by strong sales to the commercial, government, manufacturing and natural resource sectors. Also contributing to the improvement was growth from the U.S. market expansion program. Partially offsetting these sales improvements was the negative effect of the wind-down of integrated supply and related automotive contracts.

The gross profit margin of 39.1% in 2005 improved 1.3 percentage points over the gross profit margin of 37.8% in 2004, principally due to selling price category mix and the positive effect of product mix, including the global sourcing of products. The major driver of the improvement in the selling price category mix was reduced sales to integrated supply and automotive customers, which carry lower than average gross profit margins.

Grainger’s operating earnings of $519.0 million in 2005 increased $77.7 million, or 17.6%, over the prior year. The operating margin of 9.4% in 2005 improved 0.7 percentage point over 2004, as the combined effect of increased sales and improvement in gross profit margin exceeded the increase in operating expenses. Operating expenses were up 12.1% in 2005 principally due to higher variable compensation and benefits associated with the improved performance for the year, as well as to incremental costs related to the market expansion and information technology programs.

In 2005, net earnings of $346.3 million increased $59.4 million, or 20.7%, over the prior year. The growth in net earnings was due to the improvement in operating earnings, higher net interest income and a lower tax rate. Diluted earnings per share for 2005 of $3.78 were 20.8% higher than the $3.13 for 2004.

Segment Analysis

The following comments at the segment level include external and intersegment net sales and operating earnings. Comments at the business unit level include external and inter- and intrasegment net sales and operating earnings. See Note 19 to the Consolidated Financial Statements.

Branch-based Distribution

Net sales of $5,150.2 million in 2005 increased 9.2% over 2004 net sales of $4,716.2 million. Sales in the United States were up 8.4% over the prior year. All customer segments increased, with the strongest sales growth in the commercial, government and manufacturing sectors. National account sales, which include all customer segments, were up 11.9%. The wind-down of integrated supply and automotive contracts reduced sales growth by approximately 2 percentage points.

In 2004, the Company launched a multiyear market expansion program to strengthen its presence in top metropolitan markets and better position itself to serve local customers. Phases 1 through 3 include ten markets. As of the fourth quarter of 2005, the Company had begun Phase 4 of the program. Additional phases are scheduled for 2006 and beyond.

	Sales Increase	Estimate of
	2005 vs. 2004	Completion*
Phase 1 (Atlanta, Denver, Seattle)	10%	100%
Phase 2 (Four markets in Southern California)	14%	90%
Phase 3 (Houston, St. Louis, Tampa)	19%	70%
* Phases are reported once they reach 50% completion. Completion occurs when a new branch opens or a branch expansion or remodeling is finished.

Overall, market expansion contributed approximately 1 percentage point to the segment sales growth. The sales growth in Phase 1 was negatively affected in the Denver market due to lower sales to one large customer. Excluding the effect of this customer, sales in Phase 1 were up 13%.

Net sales in Canada were 15.6% higher in 2005 than in 2004, benefiting from a favorable Canadian exchange rate. In local currency, sales increased 7.7%, primarily due to strength in the Canadian economy driven by the natural resources sector. Sales in Mexico were up 18.6% in 2005 as compared to 2004, driven by a strong local economy, expanded telesales operations and improved sales to national accounts.

Cost of merchandise sold of $3,149.5 million increased $199.4 million, or 6.8%, over 2004 due to increased volume. Gross profit margins improved 1.4 percentage points to 38.8% in 2005 from 37.4% in 2004. Contributing to the improvement in gross profit margin were selling price category mix and the positive effect of product mix, which included the global sourcing of additional products. The major driver of the improvement in selling price category mix was reduced sales to integrated supply and automotive customers, which carry lower than average gross margins.

Operating expenses for the Branch-based Distribution businesses increased 12.6% in 2005. Operating expenses were up primarily as a result of payroll and benefits costs. Payroll increases were due to higher headcount to support strategic initiatives including the market expansion program and information technology upgrades. In addition, sales commissions and profit sharing accruals increased due to the improved 2005 performance. Partially offsetting these increases was lower bad debt expense, the result of improved collections and reduced write-offs.

In 2005, operating earnings of $536.6 million increased by $71.1 million, or 15.3%, over 2004. The improvement was the result of sales growth, combined with the improvement in gross profit margin, and was partially offset by operating expenses, which grew faster than sales.

Lab Safety

Net sales at Lab Safety were $380.1 million in 2005, an increase of $43.4 million, or 12.9%, when compared with $336.7 million of sales in 2004. Higher sales were principally driven by incremental sales from AW Direct, which was acquired on January 14, 2005. Excluding AW Direct, sales increased 4.0% over 2004.

The gross profit margin of 42.5% increased 0.7 percentage point when compared to the gross profit margin of 41.8% for 2004. Contributing to the improvement was a favorable selling price category mix, partially offset by the negative effect of AW Direct sales, which carry lower gross profit margins.

Operating expenses were $109.0 million in 2005, up $13.7 million, or 14.3%, over 2004. The increase over the prior year was principally driven by higher variable compensation expense related to the strong performance for the year and higher catalog media costs, partially offset by lower data processing expense related to fully amortized enterprise software. Also contributing to the increase were costs associated with the AW Direct acquisition.

Operating earnings of $52.7 million were up 15.9% in 2005 over 2004, resulting primarily from the increase in sales and the improved gross profit margin, partially offset by increased operating expenses.

Other Income and Expense

Other income and expense was $13.7 million of income in 2005, an improvement of $9.8 million as compared with $3.9 million of income in 2004. The following table summarizes the components of other income and expense:

	For the Years Ended December 31,
	2005	2004
	(In thousands of dollars)
Other income and (expense):
Interest income (expense) – net	$ 11,019	$ 1,988
Equity in income of unconsolidated entities – net	2,809	996
Gain on sale of unconsolidated entity	–	750
Unclassified – net:
Gain on sale of investment securities	–	50
Other	(143)	101
	$ 13,685	$ 3,885

The improvement in other income and expense in 2005 over 2004 was primarily attributable to higher interest income and lower interest expense and improvement in the results of unconsolidated entities. The increase in interest income in 2005 was primarily the result of higher interest rates. Interest expense decreased due to the payment of the cross-currency debt swap in September 2004.

Income Taxes

Income taxes of $186.4 million in 2005 increased 17.8% as compared with $158.2 million in 2004.

Grainger’s effective tax rates were 35.0% and 35.5% in 2005 and 2004, respectively. Excluding the effect of equity in unconsolidated entities, which is recorded net of tax, the effective income tax rates were 35.2% for 2005 and 35.6% for 2004.

The 2005 tax rate included tax benefits related to a favorable revision to the estimate of income taxes for various state and local taxing jurisdictions and the resolution of certain federal and state tax contingencies.

The tax rate in 2004 included the realization of tax benefits related to operations in Mexico and to capital losses, the recognition of tax benefits from the Medicare Act and the resolution of certain federal and state tax contingencies.

For 2006, Grainger is projecting its estimated effective tax rate to be 38.9%, excluding the effects of equity in unconsolidated entities.

2004 Compared to 2003

Grainger’s net sales for 2004 of $5,049.8 million were up 8.2% versus 2003. The increase in net sales was a result of the strengthening in the manufacturing and commercial sectors. Full year results also benefited from the completion of the logistics network upgrade, which improved product availability, as well as from the launch of the market expansion project, an expanded sales force and new communication technology in the U.S. branches. The increase in net sales was realized in the Branch-based Distribution and Lab Safety segments of the business.

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

Grainger’s operating earnings of $441.3 million in 2004 increased $52.4 million, or 13.5%, over the prior year. The operating margin of 8.7% in 2004 improved 0.4 percentage point over 2003, as the combined effect of increased sales and improvement in gross profit margin exceeded the increase in operating expenses. Operating expenses were up 12.5% in 2004 principally due to higher variable compensation and benefits associated with the improved performance for the year, as well as to incremental costs related to the market expansion and information technology programs.

In 2004, net earnings of $286.9 million increased $60.0 million, or 26.4%, over the prior year. The growth in net earnings was due to the improvement in operating earnings, higher interest income and a lower tax rate. Diluted earnings per share for 2004 of $3.13 were 27.2% higher than the $2.46 for 2003.

Segment Analysis

The following comments at the segment level include external and intersegment net sales and operating earnings. Comments at the business unit level include external and inter- and intrasegment net sales and operating earnings. See Note 19 to the Consolidated Financial Statements.

Branch-based Distribution

Net sales of $4,716.2 million in 2004 increased 8.0% over 2003 net sales of $4,365.5 million. Sales in the United States were up 8.2% over the prior year. All customer segments increased, with the strongest sales growth in the manufacturing and commercial sectors. National account sales, which include all customer segments, were up 12%. Sales to government accounts were up 5% primarily due to increased sales to the U.S. Postal Service and to federal, state and local governments.

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

Cost of merchandise sold of $2,950.1 million increased $147.2 million, or 5.3%, over 2003 due to increased volume, while gross profit margins improved 1.7 percentage points to 37.5% in 2004 from 35.8% in 2003. Contributing to the improvement in gross profit margin were product cost reduction programs, which included the global sourcing of additional products, combined with selected price increases and the positive effect of product mix. These margin improvements were partially offset by unfavorable changes in selling price category mix.

Operating expenses for the Branch-based Distribution businesses increased 11.5% in 2004. Operating expenses were up primarily as a result of higher sales commissions and bonus and profit sharing accruals associated with the improved 2004 performance, as well as increased costs related to strategic initiatives such as the market expansion program and technology upgrades. Partially offsetting these increases was improved productivity achieved from the redesigned logistics network.

In 2004, operating earnings of $465.5 million increased by $69.8 million, or 17.6%, over 2003. The effect of sales growth, combined with the improvement in gross profit margin, more than offset the increase in operating expenses.

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

The gross profit margin of 41.8% decreased 0.4 percentage point when compared to the gross profit margin of 42.2% for 2003. Contributing to the decline was the negative effect of selling price category mix combined with the effect of a full year of Gempler’s sales, which carry lower than average gross profit margins.

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

Other Income and Expense

Other income and expense was $3.9 million of income in 2004, an improvement of $11.7 million as compared with $7.8 million of expense in 2003. The following table summarizes the components of other income and expense:

	For the Years Ended December 31,
	2004	2003
	(In thousands of dollars)
Other income and (expense)
Interest income (expense) – net	$ 1,988	$ (2,668)
Equity in income (loss) of unconsolidated entities – net	996	(2,288)
Gain on sale of unconsolidated entity	750	–
Write-off of investments in unconsolidated entities	–	(1,921)
Unclassified – net:
Gains on sales of investment securities	50	1,208
Write-down of investment securities	–	(1,614)
Other	101	(495)
	$ 3,885	$ (7,778)

The improvement in other income and expense in 2004 over 2003 was primarily attributable to net interest income in 2004 versus net interest expense in 2003, as well as a $3.3 million improvement in the results of unconsolidated entities. The change to net interest income in 2004 from net interest expense in 2003 was due to the combination of higher interest rates and invested balances, together with the reduction in outstanding long-term debt balances. Additionally, 2003 included $1.9 million in expense for the write-off of investments in two Asian joint ventures and $1.6 million in expense for the write-down of investment securities. See Note 7 to the Consolidated Financial Statements.

Income Taxes

Income taxes of $158.2 million in 2004 increased 2.7% as compared with $154.1 million in 2003.

Grainger’s effective tax rates were 35.5% and 40.4% in 2004 and 2003, respectively. Excluding the effect of equity in unconsolidated entities and the write-off of these investments, which are recorded net of tax, the effective income tax rates were 35.6% for 2004 and 40.0% for 2003. The tax rate reduction in 2004 was primarily due to a lower tax in Canada, the realization of tax benefits related to operations in Mexico and to capital losses, the recognition of tax benefits from the Medicare Act and the resolution of certain federal and state tax contingencies.

Financial Condition

Grainger expects its strong working capital position and cash flows from operations to continue, allowing it to fund its operations including growth initiatives and capital expenditures, as well as to repurchase shares and pay cash dividends at or above historical levels.

Cash Flow

Net cash flows from operations of $432.5 million in 2005, $406.5 million in 2004 and $394.1 million in 2003 continued to improve Grainger’s financial position and serve as the primary source of funding. Net cash provided by operations increased $26.0 million in 2005 over 2004 driven primarily by increased net earnings. The Change in operating assets and liabilities – net of business acquisition and joint venture contributions used cash of $57.1 million in 2005. The use of cash was primarily driven by increases in inventory and trade accounts receivable, which were up due to higher inventory purchases and sales in December. These changes were partially offset by an increase in trade accounts payable due to the higher inventory purchases and increases in profit sharing and compensation related accruals, driven by an improved 2005 performance. The increase in net cash flows from operations from 2003 to 2004 was primarily attributable to increased net earnings and an improvement in working capital management. Increases in current liabilities and trade accounts payable were partially offset by increases in inventory and accounts receivables.

Net cash flows used in investing activities were $163.0 million, $142.4 million and $105.3 million for 2005, 2004 and 2003, respectively. Capital expenditures for property, buildings, equipment and capitalized software were $157.2 million, $160.8 million and $80.5 million in 2005, 2004 and 2003, respectively. Additional information regarding capital spending is detailed in the Capital Expenditures section below. In 2005, Grainger also invested $24.8 million to purchase AW Direct, which is part of the Lab Safety segment. The results of operations for AW Direct have been included in the consolidated financial statements since the acquisition date of January 14, 2005.

Net cash flows used in financing activities for 2005, 2004 and 2003 were $154.1 million, $240.6 million and $97.9 million, respectively. Grainger’s funding of treasury stock purchases increased $36.6 million in 2005, as Grainger repurchased 2,404,400 shares, compared with 2,001,000 shares in 2004. Treasury stock purchases were 918,300 in 2003. As of December 31, 2005, approximately 4.7 million shares of common stock remained available under Grainger’s repurchase authorization. Dividends paid to shareholders were $82.7 million in 2005, $71.2 million in 2004 and $67.3 million in 2003. Partially offsetting these cash outlays were proceeds from stock options exercised of $66.0 million, $72.3 million and $15.2 million for 2005, 2004 and 2003, respectively. During 2004, Grainger liquidated its cross-currency swap and related commercial paper debt with payments totaling $140.8 million.

Working Capital

Internally generated funds have been the primary source of working capital and for funds used in business expansion, supplemented by debt as circumstances dictated. In addition, funds were expended for facilities optimization and enhancements to support growth initiatives, as well as for business and systems development and other infrastructure improvements.

Working capital was $1,270.9 million at December 31, 2005, compared with $1,092.3 million at December 31, 2004, and $926.8 million at December 31, 2003. At these dates, the ratio of current assets to current liabilities was 2.7, 2.6 and 2.3, respectively. The current ratio increased in 2004 principally due to Grainger’s liquidation of the cross-currency swap and related commercial paper debt that had been classified in current liabilities in 2004.

Capital Expenditures

In each of the past three years, a portion of operating cash flow has been used for additions to property, buildings, equipment and capitalized software as summarized in the following table:

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands of dollars)

Land, buildings, structures and improvements	$ 52,955	$ 41,929	$ 24,960
Furniture, fixtures, machinery and equipment	59,342	86,347	49,104
Subtotal	112,297	128,276	74,064
Capitalized software	44,950	32,482	6,422
Total	$ 157,247	$ 160,758	$ 80,486

In both 2005 and 2004, Grainger’s investments included the market expansion program, which is designed to re-align branches in several metropolitan markets, ongoing SAP initiatives, an upgrade of the branch communication systems and expenditures related to Canadian branch and systems projects, as well as the normal, recurring replacement of equipment. Capital expenditures in 2003 related to Grainger’s investment in its logistics network, which was completed in March 2004, spending for information technology upgrades, as well as the normal, recurring replacement of equipment.

Capital expenditures are expected to range between $140 million to $175 million in 2006 and include investments for the ongoing market expansion program, information technology and Canadian branch programs, international expansion, as well as other general projects including the normal, recurring replacement of equipment. Grainger expects to fund 2006 capital investments from operating cash flows, which Grainger believes will remain strong.

Debt

Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit. At December 31, 2005, Grainger’s long-term debt rating by Standard & Poor’s was AA+. Grainger’s available lines of credit, as further discussed in Note 10 to the Consolidated Financial Statements, were $250.0 million at December 31, 2005 and 2004, and $265.4 million at December 31, 2003. Total debt as a percent of total capitalization was 0.4%, 0.5% and 7.5% as of the same dates.

Grainger entered into a two-year cross-currency swap on September 25, 2002. On September 27, 2004, the cross-currency swap and related commercial paper debt matured and were liquidated with payments totaling $140.8 million. See Note 12 to the Consolidated Financial Statements.

Grainger believes any circumstances that would trigger early payment or acceleration with respect to any outstanding debt securities would not have a material impact on its results of operations or financial condition. Certain holders of industrial revenue bonds have various rights to require Grainger to redeem these bonds, thus a portion are classified as Current maturities of long-term debt.

Commitments and Other Contractual Obligations

At December 31, 2005, Grainger’s contractual obligations, including estimated payments due by period, are as follows:

	Payments Due by Period
	Total Amounts Committed	Less than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 Years
	(In thousands of dollars)
Long-term debt obligations	$ 9,485	$ 4,590	$ –	$ 4,895	$ –
Operating lease obligations	120,179	25,620	55,774	19,768	19,017
Purchase obligations:
Uncompleted additions to property, buildings and equipment	36,034	36,034	–	–	–
Commitments to purchase inventory	198,910	198,910	–	–	–
Other purchase obligations	119,108	68,671	49,647	790	–
Total	$ 483,716	$ 333,825	$ 105,421	$ 25,453	$ 19,017

Purchase obligations consist primarily of inventory purchases made in the normal course of business to meet operating needs. While purchase orders for both inventory purchases and noninventory purchases are generally cancelable without penalty, certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

The Commitments and Other Contractual Obligations table does not include $80.1 million of accrued employment-related benefits costs, of which $52.3 million is related to Grainger’s postretirement benefits. These amounts are excluded because a portion of the projected benefit payments has already been funded by Grainger and the timing of future funding requirements is not known. See Note 11 to the Consolidated Financial Statements.

See also Notes 12 and 13 to the Consolidated Financial Statements.

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

Postretirement Healthcare Benefits. Postretirement obligations and net periodic costs are dependent on assumptions and estimates used in calculating such amounts. The assumptions used include, among others, discount rates, assumed rates of return on plan assets and healthcare cost trend rates. Changes in assumptions (caused by conditions in equity markets or plan experience, for example) could have a material effect on Grainger’s postretirement benefit obligations and expense, and could affect its results of operations and financial condition. These changes in assumptions may also affect voluntary decisions to make additional contributions to the trust established for funding the postretirement benefit obligation.

The discount rate assumptions used by management reflect the rates available on high-quality fixed income debt instruments as of December 31, the measurement date, of each year in accordance with Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” A lower discount rate increases the present value of benefit obligations and net periodic postretirement benefit costs. As of December 31, 2005, Grainger reduced the discount rate used in the calculation of its postretirement plan obligation from 5.75% to 5.50% to reflect the decline in market interest rates. Grainger estimates that the reduction in the expected discount rate will decrease 2006 pretax earnings by approximately $0.8 million.

Grainger considers the long-term historical actual return on plan assets and the historical performance of the Standard & Poor’s 500 Index to develop its expected long-term return on plan assets. In 2005, Grainger maintained the expected long-term rate of return on plan assets of 6.0% (net of tax at 40%) based on the historical average of long-term rates of return.

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

While Grainger has used its best judgment in making assumptions and estimates, and believes such assumptions and estimates used are appropriate, changes to the assumptions may be required in future years as a result of actual experience and new trends and, therefore, may affect Grainger’s retirement plan obligations and future expense.

For additional information concerning postretirement healthcare benefits, see Note 11 to the Consolidated Financial Statements.

Insurance Reserves. Grainger retains a significant portion of the risk of certain losses related to workers’ compensation, general liability and property losses through the utilization of deductibles and self-insured retentions. There are also certain other risk areas for which Grainger does not maintain insurance.

Grainger is responsible for establishing policies on insurance reserves. Although it relies on outside parties to project future claims costs, it retains control over actuarial assumptions, including loss development factors and claim payment patterns. Grainger performs ongoing reviews of its insured and uninsured risks, which it uses to establish the appropriate reserve levels.

The use of assumptions in the analysis leads to fluctuations in required reserves over time. Any change in the required reserve balance is reflected in the current period’s results of operations.

Allowance for Doubtful Accounts. Grainger uses several factors to estimate the allowance for uncollectible accounts receivable including the age of the receivables and the historical ratio of actual write-offs to the age of the receivables. The analyses performed also take into consideration economic conditions that may have an impact on a specific industry, group of customers or a specific customer.

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

Income Taxes. Grainger accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The tax balances and income tax expense recognized by Grainger are based on management’s interpretations of the tax laws of multiple jurisdictions. Income tax expense reflects Grainger’s best estimates and assumptions regarding, among other items, the level of future taxable income, interpretation of tax laws and tax planning opportunities. Future rulings by tax authorities and future changes in tax laws and their interpretation, changes in projected levels of taxable income and future tax planning strategies could impact the actual effective tax rate and tax balances recorded by Grainger.

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

Forward-Looking Statements

This document contains forward-looking statements under the federal securities laws. The forward-looking statements relate to Grainger’s expected future financial results and business plans, strategies and objectives and are not historical facts. They are often identified by qualifiers such as “will,” “could,” “should,” “might,” “may,” “would,” “tend,” “planned,” “presumption,” “expects,” “intends,” “is likely,” “anticipates,” “scheduled,” “believes,” “positions it,” “continue,” “estimates,” “forecast,” “predicting,” “projection,” “potential,” “ assumption” or similar expressions. There are risks and uncertainties the outcome of which could cause Grainger’s results to differ materially from what is projected.

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

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Grainger is exposed to foreign currency exchange risk related to its transactions, assets and liabilities denominated in foreign currencies. During a portion of 2004 and all of 2003, Grainger partially hedged its net Canadian dollar investment in Acklands with a cross-currency swap agreement. This agreement was terminated in 2004. See Note 12 to the Consolidated Financial Statements. For 2005, a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect Grainger and its joint ventures would have resulted in a $1.6 million decrease in net income. Comparatively, in 2004 a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect Grainger and its joint ventures would have resulted in a $0.9 million decrease in net income. A uniform 10% weakening of the U.S. dollar would have resulted in a $1.9 million increase in net income for 2005, as compared with an increase in net income of $1.1 million for 2004. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in potential changes in sales levels or local currency prices. Grainger does not hold derivatives for trading purposes.

Grainger is also exposed to interest rate risk in its debt portfolio. During 2005 and 2004, all of its long-term debt was variable rate debt. A one-percentage-point increase in interest rates paid by Grainger would have resulted in a decrease to income of approximately $0.1 million for 2005 and $0.7 million for 2004. A one-percentage-point decrease in interest rates would have resulted in an increase to income of approximately $0.1 million and $0.7 million for 2005 and 2004, respectively. This sensitivity analysis of the effects of changes in interest rates on long-term debt does not factor in potential changes in exchange rates or long-term debt levels. Grainger’s level of interest rate risk has been reduced due to the liquidation of the cross-currency swap and related commercial paper debt during 2004. See Note 12 to the Consolidated Financial Statements.

Grainger is not exposed to commodity price risk since it purchases its goods for resale and does not purchase commodities directly.

Item 8: Financial Statements and Supplementary Data

The financial statements and supplementary data are included on pages 25 to 62. See the Index to Financial Statements and Supplementary Data on page 24.

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

Grainger’s management assessed the effectiveness of Grainger’s internal control over financial reporting as of December 31, 2005, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on its assessment under that framework and the criteria established therein, Grainger’s management concluded that Grainger’s internal control over financial reporting was effective as of December 31, 2005.

Ernst & Young LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of Grainger’s internal control over financial reporting as of December 31, 2005, as stated in their report which is included herein.

(b)	Attestation Report of the Registered Public Accounting Firm

The report from Ernst & Young LLP on its audit of management’s assessment of the effectiveness of Grainger’s internal control over financial reporting as of December 31, 2005, is included on page 26.

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

Item 9B: Other Information

None.

PART III

Item 10: Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 26, 2006, under the captions “Election of Directors,” “Board of Directors and Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information required by this item regarding executive officers of Grainger is set forth in Part I of this report under the caption “Executive Officers.”

Grainger has adopted a code of ethics that applies to the chief executive officer, chief financial officer and chief accounting officer. This code of ethics is incorporated into Grainger’s business conduct guidelines for directors, officers and employees. Grainger intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to its code of ethics by posting such information on its Web site. A copy of the business conduct guidelines is available at grainger.com/investor and is also available in print without charge to any person upon request to Grainger’s Corporate Secretary. Grainger has also adopted Operating Principles for the Board of Directors, which are available on its Web site and are available in print to any person who requests them.

Item 11: Executive Compensation

The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 26, 2006, under the captions “Director Compensation” and “Executive Compensation.”

Item 12: Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 26, 2006, under the captions “Ownership of Grainger Stock” and “Equity Compensation Plans.”

Item 13: Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 26, 2006, under the caption “Director Compensation.”

Item 14: Principal Accounting Fees and Services

The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 26, 2006, under the caption “Audit Fees and Audit Committee Pre-Approval Policies and Procedures.”

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements. See Index to Financial Statements and Supplementary Data.

2.

Financial Statement Schedules. The schedules listed in Reg. 210.5-04 have been omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits:

(3)	(a)	Restated Articles of Incorporation, incorporated by reference to Exhibit 3(i) to Grainger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
	(b)	Bylaws, as amended, incorporated by reference to Exhibit 3 (ii) to Grainger’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(a)

Agreement dated as of April 28, 1999 between Grainger and Fleet National Bank (formerly

Bank Boston, NA), as rights agent, incorporated by reference to Exhibit 4 to Grainger’s

Current Report on Form 8-K dated April 28, 1999, and related letter concerning the appointment of EquiServe Trust Company, N.A. (now Computershare Trust Company, N.A.),

as successor rights agent, effective August 1, 2002, incorporated by reference to Exhibit 4 to Grainger’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(b)

No instruments which define the rights of holders of Grainger’s Industrial Development

Revenue Bonds are filed herewith, pursuant to the exemption contained in Regulation S-K,

Item 601(b)(4)(iii). Grainger hereby agrees to furnish to the Securities and Exchange

Commission, upon request, a copy of any such instrument.

(10)	Material Contracts:
Compensatory Plans or Arrangements

		(i)	Director Stock Plan, as amended, incorporated by reference to Exhibit 10(d)(i) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 1998.
		(ii)	Office of the Chairman Incentive Plan, incorporated by reference to Appendix B of Grainger’s Proxy Statement dated March 26, 1997.
		(iii)	1990 Long – Term Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10(a) to Grainger’s Quarterly Report on Form 10 – Q for the quarter ended March 31, 2004.
		(iv)	2001 Long - Term Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10(b) to Grainger’s Quarterly Report on Form 10 - Q for the quarter ended March 31, 2004.
		(v)	Executive Death Benefit Plan, as amended, incorporated by reference to Exhibit 10(b)(v) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2001.
		(vi)	Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10(e) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 1989.
		(vii)	1985 Executive Deferred Compensation Plan, as amended, incorporated by reference to Exhibit 10(d)(vii) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 1998.
		(viii)	Supplemental Profit Sharing Plan, as amended, incorporated by reference to Exhibit 10(viii) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2003.
		(ix)	Supplemental Profit Sharing Plan II.
(x)

Form of Change in Control Employment Agreement between Grainger and certain of its executive officers, incorporated by reference to Exhibit 10(c) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 1999.

		(xi)	Voluntary Salary and Incentive Deferral Plan, incorporated by reference to Exhibit 10(x) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2003.
(xii)

Summary Description of Directors Compensation Program effective January 1, 2005,

incorporated by reference to Exhibit 10(xv) to Grainger’s Annual Report on Form 10-K

for the year ended December 31, 2004.

		(xiii)	2005 Incentive Plan, incorporated by reference to Appendix B of Grainger’s Proxy Statement dated March 18, 2005.
		(xiv)	Form of Stock Option Award Agreement between Grainger and certain of its executive officers.
		(xv)	Form of Stock Option and Restricted Stock Unit Agreement between Grainger and Certain of its executive officers.
		(xvi)	Form of Performance Share Award Agreement between Grainger and certain of its executive officers.
		(xvii)	Summary Description of 2006 Management Incentive Program.

(11)	Computations of Earnings Per Share.

(21)	Subsidiaries of Grainger.

(23)	Consent of Independent Registered Public Accounting Firm.

(31)	Rule 13a – 14(a)/15d – 14(a) Certifications
	(a)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
	(b)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

(32)	Section 1350 Certifications
	(a)	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.
	(b)	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Grainger has duly issued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: February 24, 2006

W.W. Grainger, INC.

By:	/s/ Richard L. Keyser
Richard L. Keyser Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Grainger on February 24, 2006, in the capacities indicated.

/s/ Richard L. Keyser	/s/ Stuart L. Levenick
Richard L. Keyser	Stuart L. Levenick
Chairman of the Board	Director
and Chief Executive Officer
(Principal Executive Officer and Director)

/s/ P. Ogden Loux	/s/ John W. McCarter, Jr.
P. Ogden Loux	John W. McCarter, Jr.
Senior Vice President, Finance	Director
and Chief Financial Officer
(Principal Financial Officer)
/s/ Neil S. Novich
/s/ Judith E. Andringa	Neil S. Novich
Judith E. Andringa	Director
Vice President and Controller
(Principal Accounting Officer)

/s/ Brian P. Anderson	/s/ Gary L. Rogers
Brian P. Anderson	Gary L. Rogers
Director	Director

/s/ Wilbur H. Gantz	/s/ James D. Slavik
Wilbur H. Gantz	James D. Slavik
Director	Director

/s/ David W. Grainger	/s/ Harold B. Smith
David W. Grainger	Harold B. Smith
Director	Director

/s/ William K. Hall
William K. Hall
Director

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

December 31, 2005, 2004 and 2003

Page(s)
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	25-27
FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF EARNINGS	28
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS	29
CONSOLIDATED BALANCE SHEETS	30-31
CONSOLIDATED STATEMENTS OF CASH FLOWS	32-33
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY	34-35
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	36-60
EXHIBIT 11 – COMPUTATIONS OF EARNINGS PER SHARE	61
EXHIBIT 23 – CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

W.W. Grainger, Inc.

We have audited the accompanying consolidated balance sheet of W.W Grainger, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of W.W. Grainger, Inc. for the year ended December 31, 2004 and 2003, were audited by other auditors whose report dated February 11, 2005, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2005 financial statements referred to above present fairly, in all material respects, the consolidated financial position of W.W. Grainger, Inc. and Subsidiaries at December 31, 2005, and the consolidated results of its operations and its cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of W.W. Grainger, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2006, expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, Illinois

February 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

W.W. Grainger, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that W.W. Grainger, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). W.W Grainger, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that W.W. Grainger, Inc. maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, W.W Grainger, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of W.W. Grainger, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for the year ended December 31, 2005 of W.W. Grainger, Inc. and our report dated February 21, 2006, expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, Illinois

February 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

W.W. Grainger, Inc.

We have audited the accompanying consolidated balance sheets of W.W. Grainger, Inc., and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flow for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of W.W. Grainger, Inc., and Subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of W.W. Grainger, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 11, 2005 (not presented herein) expressed an unqualified opinion on the effectiveness of W.W Grainger, Inc., and Subsidiaries’ internal control over financial reporting.

GRANT THORNTON LLP

Chicago, Illinois

February 11, 2005

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands of dollars, except for per share amounts)

	For the Years Ended December 31,
	2005	2004	2003

Net sales	$ 5,526,636	$ 5,049,785	$ 4,667,014
Cost of merchandise sold	3,365,095	3,143,133	2,975,513
Gross profit	2,161,541	1,906,652	1,691,501
Warehousing, marketing and administrative expenses	1,642,552	1,465,624	1,303,197
Restructuring charge	–	(226)	(564)
Total operating expenses	1,642,552	1,465,398	1,302,633
Operating earnings	518,989	441,254	388,868
Other income and (expense):
Interest income	12,882	6,376	3,347
Interest expense	(1,863)	(4,388)	(6,015)
Equity in income (loss) of unconsolidated entities - net	2,809	996	(2,288)
Write-off of investments in unconsolidated entities	–	–	(1,921)
Gain on sale of unconsolidated entity	–	750	–
Unclassified - net	(143)	151	(901)
Total other income and (expense)	13,685	3,885	(7,778)
Earnings before income taxes	532,674	445,139	381,090
Income taxes	186,350	158,216	154,119
Net earnings	$ 346,324	$ 286,923	$ 226,971
Earnings per share:
Basic	$ 3.87	$ 3.18	$ 2.50
Diluted	$ 3.78	$ 3.13	$ 2.46
Weighted average number of shares outstanding:
Basic	89,568,746	90,206,773	90,731,013
Diluted	91,588,295	91,673,375	92,394,085

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands of dollars)

	For the Years Ended December 31,
	2005	2004	2003

Net earnings	$ 346,324	$ 286,923	$ 226,971

Other comprehensive earnings (losses):

Foreign currency translation adjustments, net of tax (expense) benefit of $(1,642), $(8,734) and $9,527, respectively	9,383	15,458	37,600

Unrealized holding loss on deferred compensation plan, net of tax benefit of $226 for 2005	(353)	–	–

Gains (losses) on investment securities:
Unrealized holding gains, net of tax (expense) of $(312) for 2003	–	–	488
Reclassifications for net losses included in earnings, net of tax (benefit) of $(158) for 2003	–	–	248
	9,030	15,458	38,336
Comprehensive earnings	$ 355,354	$ 302,381	$ 265,307

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except for per share amounts)

	As of December 31,
	2005	2004	2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 544,894	$ 429,246	$ 402,824
Accounts receivable (less allowances for doubtful accounts of $18,401, $23,375 and $24,736, respectively)	518,625	480,893	431,896
Inventories	791,212	700,559	661,247
Prepaid expenses and other assets	54,334	47,086	37,947
Deferred income taxes	88,803	96,929	99,499
Total current assets	1,997,868	1,754,713	1,633,413

PROPERTY, BUILDINGS AND EQUIPMENT
Land	162,123	154,673	153,357
Buildings, structures and improvements	841,031	804,317	785,890
Furniture, fixtures, machinery and equipment	716,497	679,141	605,903
	1,719,651	1,638,131	1,545,150
Less accumulated depreciation and amortization	949,026	876,558	813,158
Property, buildings and equipment – net	770,625	761,573	731,992

DEFERRED INCOME TAXES	4,373	18,871	20,296

INVESTMENTS IN UNCONSOLIDATED ENTITIES	25,155	26,126	22,822

GOODWILL	182,726	165,011	156,269

OTHER ASSETS AND INTANGIBLES – NET	127,174	83,279	59,886

TOTAL ASSETS	$ 3,107,921	$ 2,809,573	$ 2,624,678

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS – CONTINUED

(In thousands of dollars, except for per share amounts)

	As of December 31,
	2005	2004	2003

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$ 4,590	$ 9,485	$ 144,135
Trade accounts payable	319,254	289,388	257,806
Accrued compensation and benefits	164,574	138,143	121,550
Accrued contributions to employees’ profit sharing plans	106,825	89,878	58,100
Accrued expenses	107,167	100,287	81,359
Income taxes	24,554	35,253	43,690
Total current liabilities	726,964	662,434	706,640

LONG-TERM DEBT (less current maturities)	4,895	–	4,895

DEFERRED INCOME TAXES	7,019	4,482	–

ACCRUED EMPLOYMENT-RELATED BENEFITS COSTS	80,067	74,687	68,008

SHAREHOLDERS’ EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	–	–	–
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued, 109,667,938, 109,672,938 and 109,377,216 shares, respectively	54,834	54,836	54,689
Additional contributed capital	451,578	432,171	394,409
Retained earnings	2,722,103	2,458,442	2,242,762
Unearned restricted stock compensation	(17,280)	(14,463)	(11,471)
Accumulated other comprehensive earnings	27,082	18,052	2,594
Treasury stock, at cost – 19,952,297, 19,075,511 and 18,356,227 shares, respectively	(949,341)	(881,068)	(837,848)
Total shareholders’ equity	2,288,976	2,067,970	1,845,135
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 3,107,921	$ 2,809,573	$ 2,624,678

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	For the Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$ 346,324	$ 286,923	$ 226,971
Provision for losses on accounts receivable	1,326	5,159	9,263
Deferred income taxes	23,663	(4,450)	5,382
Depreciation and amortization:
Property, buildings and equipment	98,087	85,566	74,583
Capitalized software and other intangibles	10,695	12,690	15,670
Tax benefit of stock incentive plans	11,962	12,068	2,091
Gains on sales of investment securities	–	(50)	(1,208)
Net gains on sales of property, buildings and equipment	(7,337)	(1,725)	(1,607)
(Income) losses and write-off of unconsolidated entities	(2,809)	(996)	4,209
Change in operating assets and liabilities –net of business acquisitions and joint venture contributions:
(Increase) decrease in accounts receivable	(36,378)	(49,935)	(7,194)
(Increase) decrease in inventories	(84,031)	(30,728)	83,530
(Increase) decrease in prepaid expenses	(6,251)	(9,087)	(7)
Increase (decrease) in trade accounts payable	27,121	29,302	(37,420)
Increase (decrease) in other current liabilities	47,690	66,305	9,307
Increase (decrease) in current income taxes payable	(10,632)	(4,268)	3,333
Increase (decrease) in accrued employment-related benefits costs	5,380	6,679	4,217
Other – net	7,733	3,034	2,988
Net cash provided by operating activities	432,543	406,487	394,108

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment	(112,297)	(128,276)	(74,064)
Proceeds from sales of property, buildings and equipment – net	15,037	17,616	12,144
Additions to capitalized software	(44,950)	(32,482)	(6,422)
Proceeds from sales of investment securities	–	50	6,115
Net cash paid for business acquisitions	(24,817)	–	(36,713)
Loan repayment from (investments in and loans to) unconsolidated entities	4,088	–	(8,241)
Other – net	(46)	700	1,900
Net cash used in investing activities	(162,985)	(142,392)	(105,281)

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(In thousands of dollars)

	For the Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term debt	$ –	$ –	$ (2,967)
Long-term debt payments	–	(140,800)	(1,915)
Long-term debt issuance	–	–	318
Stock options exercised	65,997	72,275	15,171
Purchase of treasury stock – net	(137,473)	(100,872)	(41,204)
Cash dividends paid	(82,663)	(71,243)	(67,281)
Net cash used in financing activities	(154,139)	(240,640)	(97,878)

Exchange rate effect on cash and cash equivalents	229	2,967	3,347

NET INCREASE IN CASH AND CASH EQUIVALENTS	115,648	26,422	194,296

Cash and cash equivalents at beginning of year	429,246	402,824	208,528

Cash and cash equivalents at end of year	$ 544,894	$ 429,246	$ 402,824

Supplemental cash flow information:
Cash payments for interest (net of amounts capitalized)	$ 1,791	$ 3,408	$ 6,082
Cash payments for income taxes	162,030	154,589	144,025

Noncash investing activities:
Fair value of noncash assets acquired in business acquisition	$ 26,811	$ –	$ 37,381
Liabilities assumed in business acquisition	(1,994)	–	(668)
Increase in fair value of investment securities, net of tax	–	–	736

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands of dollars, except for per share amounts)

	Common Stock	Additional Contributed Capital	Retained Earnings	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock
Balance at January 1, 2003	$ 54,509	$ 379,942	$ 2,083,072	$ (17,144)	$ (35,742)	$ (796,939)
Exercise of stock options	205	14,726	–	–	–	250
Tax benefits on stock options exercised	–	1,855	–	–	–	–
Issuance of other stock-based compensation awards	(5)	(448)	–	(1,083)	–	–
Tax benefits on other vested stock-based compensation awards	–	236	–	–	–	–
Remeasurement of other stock- based compensation awards	–	129	–	–	–	–
Cancellation of other stock- based compensation awards	(20)	(1,986)	–	2,005	–	–
Amortization of unearned compensation on other stock- based compensation awards	–	–	–	4,751	–	–
Purchase of 918,300 shares of treasury stock; 6,160 shares issued	–	(45)	–	–	–	(41,159)
Other comprehensive earnings	–	–	–	–	38,336	–
Net earnings	–	–	226,971	–	–	–
Cash dividends paid ($0.735 per share)	–	–	(67,281)	–	–	–
Balance at December 31, 2003	$ 54,689	$ 394,409	$ 2,242,762	$ (11,471)	$ 2,594	$ (837,848)
Exercise of stock options	253	11,910	–	–	–	60,112
Tax benefits on stock options exercised	–	10,138	–	–	–	–
Issuance of other stock-based compensation awards	5	12,647	–	(12,652)	–	–
Tax benefits on other vested stock-based compensation awards	–	1,930	–	–	–	–
Conversion of restricted stock to restricted stock units	(108)	108	–	–	–	–
Remeasurement of stock options and other stock-based compensation awards	–	2,620	–	(809)	–	–
Cancellation of other stock-based compensation awards	(3)	(1,479)	–	1,482	–	–
Amortization of unearned compensation on other stock-based compensation awards	–	–	–	8,987	–	–
Settlement of other stock-based compensation awards	–	(161)	–	–	–	(2,411)
Purchase of 2,001,000 shares of treasury stock; 5,510 shares issued	–	49	–	–	–	(100,921)
Other comprehensive earnings	–	–	–	–	15,458	–
Net earnings	–	–	286,923	–	–	–
Cash dividends paid ($0.785 per share)	–	–	(71,243)	–	–	–
Balance at December 31, 2004	$ 54,836	$ 432,171	$ 2,458,442	$ (14,463)	$ 18,052	$ (881,068)

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands of dollars, except for per share amounts)

	Common Stock	Additional Contributed Capital	Retained Earnings	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock
Balance at December 31, 2004	$ 54,836	$ 432,171	$ 2,458,442	$ (14,463)	$ 18,052	$ (881,068)
Exercise of stock options	–	(3,882)	–	–	–	69,879
Tax benefits on stock options exercised	–	11,546	–	–	–	–
Issuance of other stock-based compensation awards	–	12,932	–	(12,932)	–	–
Tax benefits on other vested stock-based compensation awards	–	416	–	–	–	–
Remeasurement of stock options and other stock-based compensation awards	–	303	–	(208)	–	–
Cancellation of other stock-based compensation awards	(2)	(1,401)	–	1,403	–	–
Amortization of unearned compensation on other stock- based compensation awards	–	–	–	8,920	–	–
Vesting of restricted stock	–	–	–	–	–	(994)
Settlement of other stock-based compensation awards	–	(507)	–	–	–	315
Purchase of 2,372,300 shares of treasury stock	–	–	–	–	–	(137,473)
Other comprehensive earnings	–	–	–	–	9,030	–
Net earnings	–	–	346,324	–	–	–
Cash dividends paid ($0.920 per share)	–	–	(82,663)	–	–	–
Balance at December 31, 2005	$ 54,834	$ 451,578	$ 2,722,103	$ (17,280)	$ 27,082	$ (949,341)

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE 1 – BACKGROUND AND BASIS OF PRESENTATION

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

RECLASSIFICATIONS

Certain amounts in the 2004 and 2003 financial statements, as previously reported, have been reclassified to conform to the 2005 presentation.

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

INVESTMENTS IN UNCONSOLIDATED ENTITIES

For investments in which the Company owns or controls from 20% to 50% of the voting shares, the equity method of accounting is used. The Company also accounts for investments below 20% using the equity method when significant influence can be exercised over the operating and financial policies of the investee company. See Note 7 to the Consolidated Financial Statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

VENDOR CONSIDERATION

The Company accounts for vendor consideration in accordance with Emerging Issues Task Force (EITF) “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (Issue 02-16). The Company provides numerous advertising programs to promote its vendors’ products, including catalogs and other printed media, Internet and other marketing programs. Most of these programs relate to multiple vendors, which makes supporting the specific, identifiable and incremental criteria difficult, and would require numerous assumptions and judgments. Based on the inexact nature of trying to track reimbursements to the exact advertising expenditure for each vendor, the Company treats most vendor advertising allowances as a reduction of cost of merchandise sold rather than a reduction of operating (advertising) expenses. Rebates earned from vendors that are based on purchases are capitalized into inventory as part of product purchase price. These rebates are credited to cost of merchandise sold based on sales. Vendor rebates that are earned based on product sales are credited directly to cost of merchandise sold.

COST OF MERCHANDISE SOLD

Cost of merchandise sold includes product and product-related costs, vendor consideration, freight-out costs and handling costs. The Company defines handling costs as those costs incurred to fulfill a shipped sales order.

WAREHOUSING, MARKETING AND ADMINISTRATIVE EXPENSES

Included in this category are purchasing, branch operations, information services, and marketing and selling expenses, as well as other types of general and administrative costs.

STOCK INCENTIVE PLANS

The Company maintains various stock incentive plans. See Note 14 to the Consolidated Financial Statements. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company recognizes compensation cost for restricted shares and restricted stock units granted to employees. No compensation cost is recognized for stock option grants. All options granted under the Company’s plans have an exercise price equal to the closing market price of the underlying common stock on the last trading day preceding the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.

The following table also provides the amount of stock-based compensation cost included in net earnings as reported:

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands of dollars, except for per share amounts)
Net earnings, as reported	$ 346,324	$ 286,923	$ 226,971
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(16,733)	(20,940)	(17,740)
Add:
Stock-based employee compensation expense, net of tax, included in net earnings, as reported	6,644	7,256	3,479
Net earnings, pro forma	$ 336,235	$ 273,239	$ 212,710
Earnings per share:
Basic – as reported	$ 3.87	$ 3.18	$ 2.50
Basic – pro forma	$ 3.75	$ 3.03	$ 2.34
Diluted – as reported	$ 3.78	$ 3.13	$ 2.46
Diluted – pro forma	$ 3.65	$ 2.97	$ 2.31

ADVERTISING

Advertising costs are expensed in the year the related advertisement is first presented. Advertising expense was $102.3 million, $98.2 million and $94.9 million for 2005, 2004 and 2003, respectively. The majority of vendor provided allowances are classified as an offset to cost of merchandise sold. Any reimbursements from vendors that are classified as an offset against operating (advertising) costs are recorded when the related advertising is expensed. For additional information see subsection VENDOR CONSIDERATION.

For interim reporting purposes, advertising expense is amortized equally over each period, based on estimated expenses for the full year. Advertising costs for media that have not been distributed by year-end are capitalized as Prepaid expenses. Amounts included in Prepaid expenses at December 31, 2005, 2004 and 2003 were $20.8 million, $18.2 million and $12.9 million, respectively.

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

OTHER COMPREHENSIVE EARNINGS (LOSSES)

The Company’s Other comprehensive earnings (losses) include foreign currency translation. Through the third quarter of 2004, the foreign currency translation adjustments were partially offset by the after-tax effects of a designated hedge. Also, included in Other comprehensive earnings (losses) are unrealized (losses) on a deferred compensation plan.

The following table sets forth the components of Accumulated other comprehensive earnings (losses), net of related income tax effects:

	As of December 31,
	2005	2004	2003
	(In thousands of dollars)

Foreign currency translation adjustments	$ 27,435	$ 18,052	$ 2,594
Unrealized (losses) on deferred compensation plan	(353)	–	–
Total accumulated other comprehensive earnings (losses)	$ 27,082	$ 18,052	$ 2,594

CASH FLOWS

The Company considers investments in highly liquid debt instruments, purchased with an original maturity of ninety days or less, to be cash equivalents. For cash equivalents, the carrying amount approximates fair value due to the short maturity of these instruments.

CONCENTRATION OF CREDIT RISK

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company establishes reserves for customer accounts that are potentially uncollectible. The method used to estimate the allowances is based on several factors including the age of the receivables and the historical ratio of actual write-offs to the age of the receivables. These analyses also take into consideration economic conditions that may have an impact on a specific industry, group of customers or a specific customer. Write-offs could be materially different than the reserves provided if economic conditions change or actual results deviate from historical trends.

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

The Company capitalized interest costs of $0.3 million, $0.2 million and $0.2 million in 2005, 2004 and 2003, respectively.

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

GOODWILL AND OTHER INTANGIBLES

The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets” in accounting for goodwill and other intangibles. Under SFAS No. 142, goodwill is recognized as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. Goodwill is not amortized, but rather tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value.

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

WARRANTY RESERVES

The Company generally warrants the products it sells against defects for one year. For a significant portion of warranty claims, the manufacturer of the product is responsible for the expenses. For warranty expenses not covered by the manufacturer, the Company provides a reserve for future costs based primarily on historical experience. The reserve activity was as follows:

	As of December 31,
	2005	2004	2003
	(In thousands of dollars)
Beginning balance	$ 3,428	$ 2,863	$ 3,000
Returns	(9,179)	(9,908)	(8,143)
Provisions	9,514	10,473	8,006
Ending balance	$ 3,763	$ 3,428	$ 2,863

NEW ACCOUNTING STANDARDS

In March 2005, the FASB issued Financial Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 is an interpretation of certain terms and concepts in SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that conditional obligations meet the definition of an asset retirement obligation as used in SFAS No. 143, and therefore should be recognized if the fair value of the contractual obligation is reasonably estimable. Clarification of when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation is also contained in FIN 47, as well as identification of certain required disclosures about unrecognized asset retirement obligations. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15, 2005 (as of year-end December 31, 2005 for the Company). Retrospective application for interim financial information is permitted but not required. The adoption of FIN 47 had no material effect on results of operations or financial position for the year ended December 31, 2005.

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

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107), which provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not change the accounting required by SFAS No. 123R.

On April 14, 2005, the SEC approved a new rule that delayed the effective date of SFAS No. 123R. The SEC’s new rule did not change the accounting required by SFAS No. 123R; it changed only the dates for compliance with the standard. Under the rule approved by the SEC, the provisions of SFAS No. 123R are now required to be applied by public companies as of the first annual reporting period that begins after June 15, 2005 (as of January 1, 2006 for the Company). The Company has applied APB Opinion No. 25 to equity-based compensation awards until the effective date of SFAS No. 123R. At the effective date of SFAS No. 123R, the Company will use the modified prospective application transition method without restatement of prior periods. This will result in the Company recognizing compensation cost based on the requirements of SFAS No. 123R for all equity-based compensation awards issued after January 1, 2006. For all equity-based compensation awards that are unvested as of January 1, 2006, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the SFAS No. 123 pro forma footnote disclosure. The Company has evaluated the impact of adoption of SFAS No. 123R on its results of operations and financial position and projects that adoption will have an estimated $0.15 per diluted share effect for 2006.

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

NOTE 3 – BUSINESS ACQUISITIONS

On January 14, 2005, Lab Safety Supply, Inc. (Lab Safety), a wholly owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of AW Direct, Inc. AW Direct, Inc., a targeted direct marketer of products to the service vehicle accessories market, had sales of more than $28 million in 2004. The results of the AW Direct business are included in the Company’s consolidated results for the period subsequent to January 14, 2005.

The aggregate purchase price was $24.8 million in cash and approximately $2.0 million in assumed liabilities. Goodwill recognized in this transaction amounted to $14.0 million and is expected to be fully deductible for tax purposes. Due to the immaterial nature of this transaction, disclosures of amounts assigned to the acquired assets and assumed liabilities and pro forma results of operations are not considered necessary.

On April 14, 2003, Lab Safety acquired substantially all of the assets and assumed certain liabilities of Gempler’s, a direct marketing division of Gempler’s Inc., located in Wisconsin. The results of Gempler’s operations have been included in the Company’s consolidated financial statements since that date. Gempler’s serves the agricultural, horticultural, grounds maintenance and contractor markets. The aggregate purchase price was $36.7 million in cash and $0.7 million in assumed liabilities. Goodwill recognized in this transaction was $22.8 million. Due to the immaterial nature of this transaction, disclosures of amounts assigned to the acquired assets and liabilities and pro forma results of operations were not considered necessary.

NOTE 4 – RESTRUCTURING CHARGE

A reserve was originally established in 2001 to provide $39.1 million (after-tax $23.2 million) for the shutdown of the Material Logic business. Activity in 2003 and 2004 represented the final wind-down of this business.

The following tables show the activity from January 1, 2003 to December 31, 2004 related to the Material Logic restructuring reserve (in thousands of dollars):

	Jan. 1,			Dec. 31,
	2003	Deductions	Adjustments	2003
Restructuring reserve (Operating expenses):
Workforce reductions	$ 1,644	$ (1,100)	$ (122)	$ 422
Other shutdown costs	850	(202)	(442)	206
	$ 2,494	$ (1,302)	$ (564)	$ 628

	Dec. 31,			Dec. 31,
	2003	Deductions	Adjustments	2004
Restructuring reserve (Operating expenses):
Workforce reductions	$ 422	$ (325)	$ (97)	$ –
Other shutdown costs	206	(77)	(129)	–
	$ 628	$ (402)	$ (226)	$ –

Deductions in 2003 and 2004 reflect cash payments of $1.3 million and $0.4 million, respectively. The amounts in the adjustments column are reductions to reflect the Company’s revised estimate of costs by expense category.

NOTE 5 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following table shows the activity in the allowance for doubtful accounts:

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands of dollars)
Balance at beginning of period	$ 23,375	$ 24,736	$ 26,868
Provision for uncollectible accounts	1,326	5,159	9,263
Write - off of uncollectible accounts,	(6,380)	(6,662)	(11,713)
less recoveries
Foreign currency exchange impact	80	142	318
Balance at end of period	$ 18,401	$ 23,375	$ 24,736

NOTE 6 – INVENTORIES

Inventories primarily consist of merchandise purchased for resale.

Inventories would have been $246.3 million, $238.4 million and $234.4 million higher than reported at December 31, 2005, 2004 and 2003, respectively, if the FIFO method of inventory accounting had been used for all Company inventories. Net earnings would have increased by $4.9 million, $2.4 million and $4.3 million for the years ended December 31, 2005, 2004 and 2003, respectively, using the FIFO method of accounting. Inventory values using the FIFO method of accounting approximate replacement cost.

NOTE 7 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company has a 50% ownership interest in USI-AGI Prairies Inc., a joint venture formed between Acklands and Uni-Select Inc. (Uni-Select), a Canadian company. The joint venture is managed by Uni-Select. Under the terms of a shareholder agreement, Uni-Select has a call option under which it can acquire, for a price based on a formula, all of Acklands’ ownership interest in USI-AGI Prairies, Inc. The carrying value of Ackland’s investment in this joint venture includes U.S. $5.1 million of allocated goodwill. In 2003, Acklands made a loan denominated in Canadian dollars to USI-AGI Prairies Inc., of U.S. $3.7 million bearing interest at market rates. The loan was paid in full in the second quarter of 2005. The gains or losses due to exchange rate fluctuations are recognized in the foreign currency translation adjustment as a component of Accumulated other comprehensive earnings (losses). The Company accounts for the joint venture using the equity method of accounting.

The Company also has held investments in three Asian joint ventures. In the fourth quarter of 2003, the Company wrote off its investment in two of these Asian joint ventures due to the uncertainty regarding their future profitability and their ability to secure sufficient capital funding. In the first quarter of 2004, the Company sold its 11% interest in one of these investments for a gain of $0.8 million. At December 31, 2005, the ownership percentages of the two remaining investments were 39% and 49%. The Company accounts for these joint ventures using the equity method of accounting.

The table below summarizes the activity of these investments:

			Cumulative		Foreign
			After-Tax		Currency
	Investment		Equity Income	Divestiture/	Translation
	Cost	Loan	(Losses)	Write-off	Adjustment	Total
	(In thousands of dollars)
Balance at January 1, 2003	$ 55,289	$ –	$ (21,085)	$ (17,621)	$ (595)	$ 15,988
USI-AGI Prairies Inc.	–	3,706	1,442	–	2,802	7,950
Other equity investments	4,535	–	(3,730)	(1,921)	–	(1,116)

Balance at December 31, 2003	59,824	3,706	(23,373)	(19,542)	2,207	22,822
USI-AGI Prairies Inc.	–	–	2,103	–	1,784	3,887
Other equity investment	–	–	(1,107)	–	524	(583)
Balance at December 31, 2004	59,824	3,706	(22,377)	(19,542)	4,515	26,126
USI-AGI Prairies Inc.	–	(3,706)	2,337	–	255	(1,114)
Other equity investment	–	–	472	–	(329)	143
Balance at December 31, 2005	$ 59,824	$ –	$ (19,568)	$ (19,542)	$ 4,441	$ 25,155

NOTE 8 – INVESTMENTS

The Company completed the sale of certain investments in nonpublicly traded equity securities in 2004 and its marketable securities in 2003. Gains on sales of investments of $50,000 and $1.2 million in 2004 and 2003, respectively, were calculated using the specific identification method and were reported in Unclassified – net. The proceeds from these sales were $50,000 and $6.1 million in 2004 and 2003, respectively.

NOTE 9 – CAPITALIZED SOFTWARE

Amortization of capitalized software is on a straight-line basis over three and five years. Amortization begins when the software is available for its intended use. Amortization expense was $7.6 million, $10.7 million and $14.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In 2004 and 2003, the Company determined certain capitalized amounts were no longer recoverable and wrote down their carrying value by $1.0 million in each year.

NOTE 10 – SHORT-TERM DEBT

The Company has had no short-term borrowings since 2003. For 2003, the maximum borrowing at any month-end was approximately $3.0 million, with the average amount outstanding during the year approximately $1.4 million. The weighted average interest rate during the year was 2.6%.

The Company and its subsidiaries had committed lines of credit totalling $250.0 million at December 31, 2005 and 2004, and $265.4 million at December 31, 2003. There were no borrowings under the committed lines of credit. The committed lines of credit at December 31, 2003 included $15.4 million denominated in Canadian dollars.

The Company also had $8.6 million, $8.3 million and $7.7 million of uncommitted lines of credit denominated in Canadian dollars at December 31, 2005, 2004 and 2003, respectively.

The Company had $15.8 million, $16.0 million and $15.0 million of letters of credit at December 31, 2005, 2004 and 2003, respectively, primarily related to the Company’s casualty insurance program. The Company also had $1.4 million, $0.9 million and $2.5 million at December 31, 2005, 2004 and 2003, respectively, in letters of credit to facilitate the purchase of product from foreign sources.

NOTE 11 – EMPLOYEE BENEFITS

Retirement Plans

A majority of the Company’s employees are covered by a noncontributory profit sharing plan. This plan provides for annual employer contributions generally based upon a formula related primarily to earnings before federal income taxes, limited to 25% of the total compensation paid to all eligible employees. The Company also sponsors additional defined contribution plans, which cover most of the other employees. Provisions under all plans were $92.8 million, $74.2 million and $45.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Postretirement Benefits

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

The Company’s accumulated postretirement benefit obligation (APBO) and net periodic benefit costs include the effect of the federal subsidy provided by the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Medicare Act). The Medicare Act provides a federal subsidy to retiree healthcare benefit plan sponsors that provide a prescription drug benefit that is at least actuarially equivalent to that provided by Medicare, with subsidy payments beginning January 1, 2006. The Company first reflected the effect of the subsidy in 2004, in which the APBO was reduced by $20.8 million and net periodic benefit costs were reduced by $3.8 million. The 2005 APBO and net periodic benefit costs have decreased by approximately $30.6 million and $4.4 million, respectively, due to the effect of the Medicare Act.

The net periodic benefits costs charged to operating expenses, which were valued with a measurement date of January 1 for each year, including the effect of the Medicare Act in 2005 and 2004, consisted of the following components:

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands of dollars)

Service cost	$ 7,577	$ 6,380	$ 6,462
Interest cost	6,287	5,292	5,662
Expected return on assets	(2,502)	(2,064)	(1,081)
Amortization of transition asset	(143)	(143)	(143)
Amortization of unrecognized losses	1,923	1,371	2,002
Amortization of prior service cost	(858)	(858)	(641)
Net periodic benefits costs	$ 12,284	$ 9,978	$ 12,261

The Company has elected to amortize the amount of net unrecognized losses over a period equal to the average remaining service period for active plan participants expected to retire and receive benefits, or approximately 17.3 years for 2005.

Reconciliations of the beginning and ending balances of the APBO, which is calculated using a December 31 measurement date, the fair value of assets and the funded status of the benefit obligation follow:

	2005	2004	2003
	(In thousands of dollars)

Benefit obligation at the beginning of the year	$ 103,381	$ 107,710	$ 90,141
Service cost	7,577	6,380	6,462
Interest cost	6,287	5,292	5,662
Plan participant contributions	1,527	1,364	1,070
Amendments	–	(2,843)	(6,903)
Actuarial (gains) losses	12,843	(11,194)	14,172
Benefits paid	(4,017)	(3,328)	(2,894)
Benefit obligation at the end of the year	127,598	103,381	107,710

Fair value of plan assets at the beginning of the year	41,706	34,405	20,013
Actual returns on plan assets	1,515	3,026	5,235
Employer contributions	5,772	6,239	10,981
Plan participant contributions	1,527	1,364	1,070
Benefits paid	(4,017)	(3,328)	(2,894)
Fair value of plan assets at the end of the year	46,503	41,706	34,405

Funded status	(81,095)	(61,675)	(73,305)
Unrecognized transition asset	(1,285)	(1,428)	(1,571)
Unrecognized net actuarial losses	38,065	26,157	39,685
Unrecognized prior service cost	(8,014)	(8,872)	(6,887)
Accrued postretirement benefits cost	$ (52,329)	$ (45,818)	$ (42,078)

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

The following assumptions were used to determine benefit obligations at December 31:

	2005	2004	2003
Discount rate	5.5%	5.75%	6.0%
Expected long-term rate of return on plan assets, net of tax at 40%	6.0%	6.0%	6.0%
Initial healthcare cost trend rate	10.0%	10.0%	10.5%
Ultimate healthcare cost trend rate	5.0%	5.0%	5.0%
Year ultimate healthcare cost trend rate reached	2016	2016	2016

The following assumptions were used to determine net periodic benefit cost for years ended December 31:

	2005	2004	2003
Discount rate	5.75%	6.0%	6.5%
Expected long-term rate of return on plan assets, net of tax at 40%	6.0%	6.0%	5.4%
Initial healthcare cost trend rate	10.0%	10.0%	10.5%
Ultimate healthcare cost trend rate	5.0%	5.0%	5.0%
Year ultimate healthcare cost trend rate reached	2016	2016	2016

The discount rate assumptions reflect the rates available on high-quality fixed income debt instruments on December 31 of each year. These rates have been selected due to their similarity to the projected cash flows of the postretirement healthcare benefit plan.

The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects on

December 31, 2005 results:

	1-Percentage-Point
	Increase	(Decrease)
	(In thousands of dollars)
Effect on total of service and interest cost	$ 3,285	$ (2,530)
Effect on accumulated postretirement benefit obligation	26,093	(20,932)

The Company has established a Group Benefit Trust to fund the plan and process benefit payments. The assets of the trust are invested entirely in funds designed to track the Standard & Poor’s 500 Index (S&P 500). This investment strategy reflects the long-term nature of the plan obligation and seeks to take advantage of the superior earnings potential of equity securities. The Company uses the long-term historical return on the plan assets and the historical performance of the S&P 500 to develop its expected return on plan assets. The required use of an expected long-term rate of return on plan assets may result in recognizing income that is greater or less than the actual return on plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and, therefore, result in a pattern of income recognition that more closely matches the pattern of the services provided by the employees. The change in the expected long-term rate of return on plan assets did not have a material effect on the net periodic benefit cost for the year ended December 31, 2004.

The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended, and was $5.8 million, $6.2 million and $11.0 million, for the years ended December 31, 2005, 2004 and 2003, respectively. During those years, $2.7 million, $1.7 million and $2.0 million were used directly for benefit payments. There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC.

The Company forecasts the following benefit payments (which include a projection for expected future employee service), and subsidy receipts (in thousands of dollars):

	Estimated gross benefit payments	Estimated Medicare subsidy receipts
2006	$ 2,664	$ (279)
2007	3,099	(324)
2008	3,506	(388)
2009	4,033	(454)
2010	4,623	(533)
2011-2015	$ 35,646	$ (4,174)

Executive Death Benefit Plan

The Executive Death Benefit Plan provides one of two potential benefits: supplemental income benefit (SIB) or an executive death benefit (EDB). The SIB provides income continuation at 50% of total compensation, payable for ten years to the beneficiary of a participant if that participant dies while employed by the Company. Alternatively, the EDB provides an after-tax lump sum payment of one times final total compensation to the beneficiary of a participant who dies after retirement. Plan participation is determined by a committee of management. There are no plan assets. Benefits are paid as they come due from the general assets of the Company.

The net periodic benefits costs charged to operating expenses, which were valued with a measurement date of January 1 for each year, consisted of the following components:

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands of dollars)

Service cost	$ 277	$ 242	$ 211
Interest cost	791	869	861
Amortization of unrecognized losses	69	185	167
Net periodic benefits costs	$ 1,137	$ 1,296	$ 1,239

Reconciliations of the beginning and ending balances of the projected benefit obligation, which is calculated using a December 31 measurement date, the fair value of assets and the status of the benefit obligation follow:

	2005	2004	2003
	(In thousands of dollars)

Benefit obligation at the beginning of the year	$ 13,921	$ 14,660	$ 13,406
Service cost	277	242	211
Interest cost	791	869	861
Actuarial losses (gains)	562	(1,126)	299
Benefits paid	(329)	(724)	(117)
Benefit obligation at the end of the year	15,222	13,921	14,660

Fair value of plan assets at the beginning of the year	–	–	–
Employer contributions	329	724	117
Benefits paid	(329)	(724)	(117)
Fair value of plan assets at the end of the year	–	–	–

Benefit obligation	(15,222)	(13,921)	(14,660)
Unrecognized net actuarial losses	1,485	992	2,304
Accrued postretirement benefits cost	$ (13,737)	$ (12,929)	$ (12,356)

The benefit obligation was determined by applying the terms of the plan and actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions.” These models include various actuarial assumptions, including discount rates, mortality and salary progression. The Company evaluates its actuarial assumptions on an annual basis and considers changes in these long-term factors based upon market conditions, historical experience and the requirements of SFAS No. 87.

The following assumptions were used to determine benefit obligations at December 31:

	2005	2004	2003
Discount rate used to determine benefit obligation	5.50%	5.75%	6.00%
Discount rate used to determine net periodic benefit cost	5.75%	6.00%	6.50%
Compensation increase used to determine obligation and cost	4.00%	4.00%	4.00%

The discount rate assumptions reflect the rates available on high-quality fixed income debt instruments on December 31 of each year. These rates have been selected due to their similarity to the projected cash flows of the executive death benefit plan.

Projected future benefit payments (in thousands of dollars):

Benefit Payments
2006	$ 395
2007	466
2008	557
2009	609
2010	664
2011-2015	$ 4,300

Deferred Compensation Plans

The Executive Deferred Compensation Plans are money purchase defined benefit plans. This benefit is reduced for early retirement. Plan participation was limited to Company executives during the years 1984 to 1986; no new executives have been added since that time. Participants were allowed to defer a portion of their compensation for the years 1984 through 1990. In return, under the plan, each participant receives an individually specified benefit at age 65. There are no plan assets. Benefits are paid as they come due from the general assets of the Company.

The net periodic benefits costs charged to operating expenses, which were valued with a measurement date of January 1 for each year, consisted of the following components:

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands of dollars)

Interest cost	$ 610	$ 659	$ 695
Amortization of unrecognized losses (gains)	108	28	(60)
Net periodic benefits costs	$ 718	$ 687	$ 635

Reconciliations of the beginning and ending balances of the projected benefit obligation, which is calculated using a December 31 measurement date, the fair value of assets and the status of the benefit obligation follow:

	2005	2004	2003
	(In thousands of dollars)

Benefit obligation at the beginning of the year	$ 11,550	$ 11,401	$ 11,048
Interest cost	610	659	695
Actuarial losses	179	394	387
Benefits paid	(920)	(904)	(729)
Benefit obligation at the end of the year	11,419	11,550	11,401

Fair value of plan assets at the beginning of the year	–	–	–
Employer contributions	920	904	729
Benefits paid	(920)	(904)	(729)
Fair value of plan assets at the end of the year	–	–	–

Benefit obligation	(11,419)	(11,550)	(11,401)
Unrecognized net actuarial losses	579	508	142
Accrued postretirement benefits cost	$ (10,840)	$ (11,042)	$ (11,259)

The benefit obligation was determined by applying the terms of the plan and actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions.” These models include various actuarial assumptions, including discount rates, mortality and retirement age. The Company evaluates its actuarial assumptions on an annual basis and considers changes in these long-term factors based upon market conditions, historical experience and the requirements of SFAS No. 87.

The following assumptions were used to determine benefit obligations at December 31:

	2005	2004	2003
Discount rate used to determine benefit obligation	5.25%	5.50%	6.00%
Discount rate used to determine net periodic benefit cost	5.50%	6.00%	6.50%

The discount rate assumptions reflect the rates available on high-quality fixed income debt instruments on December 31 of each year. These rates have been selected due to their similarity to the projected cash flows of the deferred compensation benefit plan.

Projected future benefit payments (in thousands of dollars):

Benefit Payments
2006	$ 884
2007	1,181
2008	1,156
2009	1,158
2010	1,118
2011-2015	$ 5,559

Other Postretirement Benefits

Certain of the Company’s non-U.S. subsidiaries provide limited non-pension benefits to retirees in addition to government-mandated programs. The cost of these programs is not significant to the Company. Most retirees outside the United States are covered by government-sponsored and administered programs.

NOTE 12 – LONG-TERM DEBT

Long-term debt consisted of the following:

	As of December 31,
	2005	2004	2003
	(In thousands of dollars)
Commercial paper	$ –	$ –	$ 114,127
Derivative instrument	–	–	25,418
Industrial development revenue and private activity bonds	9,485	9,485	9,485
	9,485	9,485	149,030
Less current maturities	4,590	9,485	144,135
	$ 4,895	$ –	$ 4,895

During 2002, the Company issued commercial paper in support of a cross-currency swap (derivative instrument). This derivative instrument was designated as a partial hedge of the net investment in the Company’s Canadian subsidiary and was recognized on the balance sheet at its fair value.

On September 27, 2004, the two-year cross-currency swap and related commercial paper debt matured and were liquidated with payments totalling U.S.$140.8 million. While the cross-currency swap was outstanding, the Company formally assessed, on a quarterly basis, whether the cross-currency swap was effective at offsetting changes in the fair value of the underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, exchange rate changes in the value of the cross-currency swap were generally offset by changes in the value of the net investment. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” changes in the fair value of this instrument were recognized in foreign currency translation adjustments, a component of Accumulated other comprehensive earnings (losses), to offset the change in the value of the net investment of the Canadian investment being hedged. During 2004, the Company recognized a U.S. $0.6 million net of tax loss related to this hedge, which included the settlement of the cross-currency swap, in Accumulated other comprehensive earnings (losses). The impact to 2004 and 2003 earnings resulting from the ineffective portion of the hedge was immaterial.

The industrial development revenue and private activity bonds include various issues that bear interest at variable rates capped at 15%, and come due in various amounts from 2009 through 2021. At December 31, 2005, the weighted average interest rate was 2.79%. Interest rates on some of the issues are subject to change at certain dates in the future. The bondholders may require the Company to redeem certain bonds concurrent with a change in interest rates and certain other bonds annually. In addition, $4.6 million of these bonds had an unsecured liquidity facility available at December 31, 2005, for which the Company compensated a bank through a commitment fee of 0.07%. There were no borrowings related to this facility at December 31, 2005. The Company classified $4.6 million, $9.5 million and $4.6 million of bonds currently subject to redemption options in current maturities of long-term debt at December 31, 2005, 2004 and 2003, respectively. In 2006, $4.6 million of long-term debt options is subject to redemption and the balance of $4.9 million is subject to redemption options in 2010.

The Company’s debt instruments include only standard affirmative and negative covenants that are normal in debt instruments of similar amounts and structure. The Company’s debt instruments do not contain financial or performance covenants restrictive to the business of the Company, reflecting its strong financial position. The Company is in compliance with all debt covenants for the year ended December 31, 2005.

NOTE 13 – LEASES

The Company leases certain land, buildings, and equipment under noncancellable operating leases that expire at various dates through 2034. The Company capitalizes all significant leases that qualify for capitalization, of which there were none at December 31, 2005. Many of the building leases obligate the Company to pay real estate taxes, insurance and certain maintenance costs, and contain multiple renewal provisions, exercisable at the Company’s option. Leases that contain predetermined fixed escalations of the minimum rentals are recognized in rental expense on a straight-line basis over the lease term. Cash or rent abatements received upon entering into certain operating leases are also recognized on a straight-line basis over the lease term.

At December 31, 2005, the approximate future minimum lease payments for all operating leases were as follows (in thousands of dollars):

Future Minimum Lease Payments
2006	$ 25,620
2007	23,029
2008	17,726
2009	15,019
2010	9,742
Thereafter	29,043
Total minimum payments required	120,179
Less amounts representing sublease income	(3,263)
$ 116,916

Rent expense, including items under lease and items rented on a month-to-month basis, was $28.6 million, $22.3 million and $19.5 million for 2005, 2004 and 2003, respectively. These amounts are net of sublease income of $0.4 million, $0.5 million and $0.5 million for 2005, 2004 and 2003, respectively.

NOTE 14 – STOCK INCENTIVE PLANS

The Company maintains stock incentive plans under which the Company may grant a variety of incentive awards to employees and Directors. Shares of common stock were authorized for issuance under the plans in connection with awards of nonqualified stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards.

The plans authorize the granting of options to purchase shares at a price of not less than 100% of the closing market price on the last trading day preceding the date of grant. All options expire no later than ten years after the date of grant.

Shares relating to terminated, surrendered or canceled options and stock appreciation rights or to forfeited restricted stock or other awards are again available for awards under the plans.

Options

In 2005, 2004, and 2003, the Company provided broad-based stock option grants covering 231,500, 181,200 and 161,300 shares, respectively, to those employees who reached major service milestones and were not participants in other stock option programs.

In 2005, 2004 and 2003 the Company issued stock option grants to employees as part of their incentive compensation. Stock option grants were 1,183,650, 1,034,850 and 1,679,450 for the years 2005, 2004, and 2003, respectively.

In 2004 and 2003, nonemployee directors received an annual grant denominated in dollars but settled with options to purchase shares of common stock. The number of options issued was equal to the dollar amount of the grant divided by the fair market value of a share of common stock at the time of the award, rounded to the next ten-share increment. The number of options were 13,360 and 15,840 for 2004 and 2003, respectively. The options were fully exercisable upon award and have a ten-year term.

Transactions involving stock options are summarized as follows:

		Weighted
	Shares	Average
	Subject to	Price Per	Options
	Option	Share	Exercisable

Outstanding at January 1, 2003	9,464,838	$44.44	3,320,888
Granted	1,856,590	$45.69
Exercised	(427,857)	$36.72
Canceled or expired	(479,639)	$45.90
Outstanding at December 31, 2003	10,413,932	$44.91	4,148,846
Granted	1,229,410	$53.25
Exercised	(1,885,415)	$40.08
Canceled or expired	(552,133)	$47.54
Outstanding at December 31, 2004	9,205,794	$46.86	4,415,343
Granted	1,415,150	$54.20
Exercised	(1,550,316)	$44.51
Canceled or expired	(378,788)	$48.98
Outstanding at December 31, 2005	8,691,840	$48.37	4,572,250

All options were issued at the closing market price on the last trading day preceding the date of grant. Options were issued in 2005, 2004 and 2003 with initial vesting periods ranging from immediate to three years.

Information about stock options outstanding and exercisable as of December 31, 2005, is as follows:

Options Outstanding
		Weighted Average
Range of Exercise	Number	Remaining	Exercise
Prices	Outstanding	Contractual Life	Price
$30.87-$43.50	2,045,304	4.6 years	$39.70
$43.51-$48.59	1,992,905	7.1 years	$45.62
$48.60-$54.06	2,191,931	6.3 years	$51.25
$54.07-$70.95	2,461,700	7.4 years	$55.25
	8,691,840	6.4 years	$48.37

Options Exercisable
Range of Exercise	Number	Weighted Average
Prices	Exercisable	Exercise Price
$30.87-$43.50	1,770,674	$40.03
$43.51-$48.59	405,355	$44.50
$48.60-$54.06	1,092,921	$50.21
$54.07-$70.95	1,303,300	$54.61
	4,572,250	$47.75

The weighted average fair value of the stock options granted during 2005, 2004 and 2003 was $13.36, $13.08 and $10.43, respectively. The fair value of each option grant was estimated using the Black-Scholes option-pricing model based on the date of grant and the following weighted average assumptions:

	2005	2004	2003
Risk-free interest rate	4.1%	4.1%	3.4%
Expected life	7 years	7 years	7 years
Expected volatility	20.1%	20.1%	20.1%
Expected dividend yield	1.8%	1.8%	1.8%

See Note 2 to the Consolidated Financial Statements for the pro forma net earnings and earnings per share, as calculated under SFAS No. 123.

Restricted Stock

The plans authorize the granting of restricted stock, which is held by the Company pursuant to the terms and conditions related to the applicable grants. Except for the right of disposal, holders of restricted stock have full shareholders’ rights during the period of restriction, including voting rights and the right to receive dividends.

Compensation expense related to restricted stock awards is based upon the closing market price on the last trading day preceding the date of grant and is charged to earnings on a straight-line basis over the vesting period. The following table summarizes the transactions involving restricted stock granted to employees:

	2005	2004	2003

Beginning shares outstanding	322,000	682,000	798,040
Issuances	–	10,000	20,000
Shares Converted to Restricted Stock Units	–	(215,000)	–
Cancellations	(5,000)	(5,000)	(39,250)
Vesting	(47,000)	(150,000)	(96,790)
Ending shares outstanding	270,000	322,000	682,000

Weighted average per share value of issuances	NA	$50.66	$47.72

Restricted stock compensation expense	$1.0 million	$4.3 million	$4.8 million

Restricted Stock Units (RSUs)

Awards of RSUs are provided for under the stock compensation plans. RSUs granted to management vest over periods from three to seven years from issuance, although accelerated vesting is provided in certain instances. Holders of RSUs are entitled to receive cash payments equivalent to cash dividends and other distributions paid with respect to common stock. At various times after vesting, RSUs will be settled by the issuance of stock certificates evidencing the conversion of the RSUs into shares of the Company common stock on a one-for-one basis. Compensation expense related to RSUs is based upon the closing market prices on the last trading day preceding the date of award and is charged to earnings on a straight-line basis over the vesting period.

The following table summarizes RSU activity granted to employees:

	2005	2004	2003

Beginning units outstanding	510,915	95,720	95,720
Issuances	239,675	227,300	–
Restricted Stock converted to RSUs	–	215,000	–
Cancellations	(22,375)	(23,600)	–
Settlements	(10,765)	(3,505)	–
Ending units outstanding	717,450	510,915	95,720

Units Vested	85,600	48,900	95,720

Weighted average per share value of issuances	$53.69	$53.43	NA

RSU compensation expense	$7.9 million	$4.7 million	NA

Director Stock Awards

In 2005, the Company provided the Directors with deferred stock unit grants. The number of shares covered by each grant is equal to $60,000 divided by the fair market value of a share of common stock at the time of the grant, rounded up to the next ten-share increment. The Company also awards stock units in connection with deferrals of director fees and dividend equivalents on existing stock units. A stock unit is the economic equivalent of a share of common stock. Deferred fees and dividend equivalents on existing stock units are converted into stock units on the basis of the market value of the stock at the relevant times. Payment of the value of stock units is scheduled to be made after termination of service as a director. As of December 31, 2005, 2004 and 2003, there were ten, ten and nine current and former nonemployee directors, respectively, that held stock units. The Company recognizes income (expense) for the change in value of equivalent stock units.

The following table summarizes the activity for stock units related to deferred director fees (dollars in thousands):

	2005		2004		2003
	Units	Dollars	Units	Dollars	Units	Dollars
Beginning Balance	39,398	$ 2,625	39,506	$ 1,872	45,556	$ 3,297

Dividends	722	45	555	30	619	29
Deferred Fees	15,039	856	1,532	86	1,359	63
Retirement Distributions	(3,182)	(198)	(2,195)	(104)	(8,028)	(378)
Unit Appreciation / (Depreciation)	–	368	–	741	–	(1,139)

Ending Balance	51,977	$ 3,696	39,398	$ 2,625	39,506	$ 1,872

In 2004 and 2003, a retainer fee for board service was paid to nonemployee directors in the form of an annual award of unrestricted shares of common stock. The number of shares awarded was equal to the retainer fee divided by the fair market value of a share of common stock at the time of the award, rounded up to the next ten-share increment. Total shares granted were 5,510 and 6,160 in 2004 and 2003, respectively. The weighted average fair market value of these grants was $54.54 and $45.50 for 2004 and 2003, respectively. In 2005, the Directors’ retainer reverted to a cash basis.

Other

Shares available for issuance in connection with awards of stock options, stock appreciation rights, stock units, shares of common stock, restricted shares of common stock and other stock-based awards to employees and directors were 8,159,695, 1,201,876 and 2,016,160 at December 31, 2005, 2004 and 2003, respectively.

NOTE 15 – CAPITAL STOCK

The Company had no shares of preferred stock outstanding as of December 31, 2005, 2004 and 2003. The activity of outstanding common stock and common stock held in treasury was as follows:

	2005		2004		2003
	Outstanding		Outstanding		Outstanding
	Common	Treasury	Common	Treasury	Common	Treasury
	Stock	Stock	Stock	Stock	Stock	Stock
Balance at beginning of period	90,597,427	19,075,511	91,020,989	18,356,227	91,568,055	17,449,587
Exercise of stock options	1,503,259	(1,503,259)	1,825,085	(1,319,363)	415,244	(5,500)
Issuance and vesting of restricted stock, net of 15,493, 45,647 and 30,920 shares retained, respectively	(15,493)	15,493	(35,647)	45,647	(10,920)	–
Settlement of restricted stock units, net of 3,017 and 1,015 shares retained, respectively	7,748	(7,748)	2,490	(2,490)	–	–
Cancellation of restricted shares	(5,000)	–	(5,000)	–	(39,250)	–
Conversion of restricted stock to restricted stock units	–	–	(215,000)	–	–	–
Purchase of treasury shares, net of 0, 5,510 and 6,160 shares issued, respectively	(2,372,300)	2,372,300	(1,995,490)	1,995,490	(912,140)	912,140
Balance at end of period	89,715,641	19,952,297	90,597,427	19,075,511	91,020,989	18,356,227

NOTE 16 – INCOME TAXES

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

Income tax expense consisted of:

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands of dollars)
Current provision:
Federal	$ 134,194	$ 135,391	$ 121,671
State	27,517	24,815	22,307
Foreign	976	2,460	4,759
Total current	162,687	162,666	148,737

Deferred tax provision (benefit):
Federal	17,575	(5,986)	3,454
State	3,298	(684)	395
Foreign	2,790	2,220	1,533
Total deferred	23,663	(4,450)	5,382
Total provision	$ 186,350	$ 158,216	$ 154,119

The income tax effects of temporary differences that gave rise to the net deferred tax asset were:

	As of December 31,
	2005	2004	2003
	(In thousands of dollars)
Deferred tax assets:
Inventory	$ 28,817	$ 37,927	$ 42,365
Accrued expenses	30,463	31,219	28,841
Accrued employment-related benefits	71,446	65,760	56,449
Intangibles	–	663	4,896
Foreign operating loss carryforwards	9,272	9,616	10,248
Unrealized capital losses	649	649	4,671
Tax benefit related to designated hedge	–	–	9,914
Other	4,765	4,129	1,401
Deferred tax assets	145,412	149,963	158,785
Less valuation allowance	(10,872)	(10,265)	(14,919)
Deferred tax assets, net of valuation allowance	$ 134,540	$ 139,698	$ 143,866
Deferred tax liabilities:
Purchased tax benefits	$ (8,965)	$ (10,090)	$ (11,008)
Property, buildings and equipment	(17,423)	(9,594)	(9,154)
Intangibles	(10,219)	–	–
Other	(11,776)	(8,696)	(3,909)
Deferred tax liabilities	(48,383)	(28,380)	(24,071)
Net deferred tax asset	$ 86,157	$ 111,318	$ 119,795

The net deferred tax asset is classified as follows:
Current assets	$ 88,803	$ 96,929	$ 99,499
Noncurrent assets	4,373	18,871	20,296
Noncurrent liabilities (foreign)	(7,019)	(4,482)	–
Net deferred tax asset	$ 86,157	$ 111,318	$ 119,795

At December 31, 2005, the Company had $27.3 million of foreign operating loss carryforwards related to foreign operations, which begin to expire in 2008. The valuation allowance represents a provision for uncertainty as to the realization of the tax benefits of these carryforwards.

In addition, the Company recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to capital loss limitations.

The purchased tax benefits represent lease agreements acquired in prior years under the provisions of the Economic Recovery Act of 1981.

The changes in the valuation allowance were as follows:

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands of dollars)

Beginning balance	$ 10,265	$ 14,919	$ 11,982
Increase (decrease) related to foreign net operating loss carryforwards	607	(632)	216
(Realized) unrealized capital losses	–	(4,022)	2,721
Ending balance	$ 10,872	$ 10,265	$ 14,919

A reconciliation of income tax expense with federal income taxes at the statutory rate follows:

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands of dollars)

Federal income tax at the statutory rate	$ 186,436	$ 155,799	$ 133,382
State income taxes, net of federal income tax benefit	20,030	16,130	14,500
Foreign operations tax effects	(123)	(661)	1,025
Resolution of prior year tax contingencies	(9,700)	(3,356)	–
Other – net	(10,293)	(9,696)	5,212
Income tax expense	$ 186,350	$ 158,216	$ 154,119
Effective tax rate	35.0%	35.5%	40.4%

Undistributed earnings of such foreign subsidiaries at December 31, 2005, amounted to $2.2 million. No provision for deferred U.S. income taxes has been made for these subsidiaries because the Company intends to permanently reinvest such earnings in those foreign operations. Additionally, if such earnings were repatriated, U.S. taxes payable would be substantially eliminated by available tax credits arising from taxes paid outside of the United States.

The Company regularly undergoes examination of its federal income tax returns by the Internal Revenue Service (the IRS). The Company and the IRS have settled tax years through 2003. Additionally, the Company is routinely involved in state and local income tax audits, and on occasion, foreign jurisdiction tax audits. The Company expects to resolve these audits within the amounts paid and/or reserved for these liabilities.

NOTE 17 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the year. Diluted earnings per share is based on the combination of weighted average number of shares outstanding and dilutive potential shares. The Company had additional outstanding stock options of 0.04 million, 2.68 million and 3.48 million for the years ended December 31, 2005, 2004 and 2003, respectively, that were excluded from the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands, except for per share amounts)

Net earnings	$ 346,324	$ 286,923	$ 226,971

Denominator for basic earnings per share – weighted average shares	89,569	90,207	90,731
Effect of dilutive securities – stock-based compensation	2,019	1,466	1,663
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	91,588	91,673	92,394

Basic earnings per common share	$ 3.87	$ 3.18	$ 2.50

Diluted earnings per common share	$ 3.78	$ 3.13	$ 2.46

NOTE 18 – PREFERRED SHARE PURCHASE RIGHTS

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

NOTE 19 – SEGMENT INFORMATION

The Company has two reportable segments: Branch-based Distribution and Lab Safety. Branch-based Distribution is an aggregation of the following business units: Industrial Supply, Acklands – Grainger Inc. (Canada), Grainger, S.A. de C.V. (Mexico), Grainger Caribe Inc. (Puerto Rico) and China Distribution. Lab Safety is a direct marketer of safety and other industrial products.

The Company’s segments offer differing ranges of services and products and require different resources and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment transfer prices are established at external selling prices, less costs not incurred due to a related party sale.

	2005
	Branch-based Distribution	Lab	Total
		Safety
	(In thousands of dollars)
Total net sales	$ 5,150,213	$ 380,091	$ 5,530,304
Intersegment net sales	(1,117)	(2,551)	(3,668)
Net sales to external customers	5,149,096	377,540	5,526,636

Segment operating earnings	536,641	52,712	589,353

Segment assets	2,211,739	175,201	2,386,940
Depreciation and amortization	88,632	7,756	96,388
Additions to long-lived assets	$ 146,731	$ 27,107	$ 173,838
	2004
	Branch-based Distribution	Lab	Total
		Safety
	(In thousands of dollars)
Total net sales	$ 4,716,207	$ 336,720	$ 5,052,927
Intersegment net sales	(1,064)	(2,078)	(3,142)
Net sales to external customers	4,715,143	334,642	5,049,785

Segment operating earnings	465,545	45,467	511,012

Segment assets	2,034,624	144,471	2,179,095
Depreciation and amortization	75,608	7,870	83,478
Additions to long-lived assets	$ 155,166	$ 2,910	$ 158,076

	2003
	Branch-based Distribution	Lab	Total
		Safety
	(In thousands of dollars)
Total net sales	$ 4,365,506	$ 305,480	$ 4,670,986
Intersegment net sales	(2,158)	(1,814)	(3,972)
Net sales to external customers	4,363,348	303,666	4,667,014

Segment operating earnings	395,784	41,881	437,665

Segment assets	1,891,734	142,466	2,034,200
Depreciation and amortization	67,030	7,239	74,269
Additions to long-lived assets	$ 75,126	$ 33,123	$ 108,249

Following are reconciliations of the segment information with the consolidated totals per the financial statements:

	2005	2004	2003
	(In thousands of dollars)
Operating earnings:
Total operating earnings for reportable	$ 589,353	$ 511,012	$ 437,665
segments
Unallocated expenses	(70,364)	(69,758)	(48,797)
Total consolidated operating earnings	$ 518,989	$ 441,254	$ 388,868

Assets:
Total assets for reportable segments	$ 2,386,940	$ 2,179,095	$ 2,034,200
Unallocated assets	720,981	630,478	590,478
Total consolidated assets	$ 3,107,921	$ 2,809,573	$ 2,624,678

2005
	Segment	Unallocated	Consolidated
	Totals		Totals
(In thousands of dollars)
Other significant items:	$ 96,388	$ 12,394	$ 108,782
Depreciation and amortization	$ 173,838	$ 5,528	$ 179,366
Additions to long-lived assets

		Revenues	Long-Lived Assets

Geographic Information:
United States		$ 4,897,309	$ 864,154
Canada		504,373	178,609
Other foreign countries		124,954	4,610
		$ 5,526,636	$ 1,047,373
2004
	Segment	Unallocated	Consolidated
	Totals		Totals
(In thousands of dollars)
Other significant items:
Depreciation and amortization	$ 83,478	$ 14,778	$ 98,256
Additions to long-lived assets	$ 158,076	$ 2,682	$ 160,758

		Revenues	Long-lived Assets
Geographic Information:
United States		$ 4,507,030	$ 808,564
Canada		436,877	165,240
Other foreign countries		105,878	4,236
		$ 5,049,785	$ 978,040
2003
	Segment	Unallocated	Consolidated
	Totals		Totals
(In thousands of dollars)
Other significant items:
Depreciation and amortization	$ 74,269	$ 15,984	$ 90,253
Additions to long-lived assets	$ 108,249	$ 3,680	$ 111,929

		Revenues	Long-lived Assets
Geographic Information:
United States		$ 4,183,321	$ 773,411
Canada		393,938	143,007
Other foreign countries		89,755	4,052
		$ 4,667,014	$ 920,470

Long-lived assets consist of property, buildings, equipment, capitalized software, goodwill and other intangibles.

Revenues are attributed to countries based on the ship-to location of the customer.

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

The change in the carrying amount of goodwill by segment from January 1, 2003 to December 31, 2005 is as follows:

Goodwill, net by Segment

	Branch-based Distribution	Lab	Total
		Safety
	(In thousands of dollars)
Balance at January 1, 2003	$ 89,323	$ 25,105	$ 114,428
Acquisition	–	22,823	22,823
Translation	19,018	–	19,018
Balance at December 31, 2003	108,341	47,928	156,269
Translation	8,742	–	8,742
Balance at December 31, 2004	117,083	47,928	165,011
Acquisition	–	14,019	14,019
Translation	3,696	–	3,696
Balance at December 31, 2005	$ 120,779	$ 61,947	$ 182,726

NOTE 20 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of selected quarterly information for 2005 and 2004 is as follows:

	2005 Quarter Ended
	(In thousands of dollars, except for per share amounts)
	March 31	June 30	September 30	December 31	Total
Net Sales	$ 1,334,880	$ 1,372,808	$ 1,428,342	$ 1,390,606	$ 5,526,636
Cost of merchandise sold	836,004	845,679	880,180	803,232	3,365,095
Gross profit	498,876	527,129	548,162	587,374	2,161,541
Warehousing, marketing and administrative expenses	385,919	400,936	412,280	443,417	1,642,552
Operating earnings	112,957	126,193	125,882	143,957	518,989
Net earnings	72,792	81,589	88,109	103,834	346,324
Earnings per share - basic	0.81	0.91	0.98	1.17	3.87
Earnings per share - diluted	$ 0.79	$ 0.89	$ 0.97	$ 1.13	$ 3.78
	2004 Quarter Ended
	(In thousands of dollars, except for per share amounts)
	March 31	June 30	September 30	December 31	Total
Net Sales	$ 1,227,799	$ 1,255,974	$ 1,301,057	$ 1,264,955	$ 5,049,785
Cost of merchandise sold	780,334	796,147	821,774	744,878	3,143,133
Gross profit	447,465	459,827	479,283	520,077	1,906,652
Warehousing, marketing and administrative expenses	346,764	352,686	371,558	394,616	1,465,624
Restructuring Charge	–	(226)	–	–	(226)
Operating earnings	100,701	107,367	107,725	125,461	441,254
Net earnings	62,559	66,619	67,689	90,056	286,923
Earnings per share - basic	0.69	0.74	0.75	1.00	3.18
Earnings per share - diluted	$ 0.69	$ 0.72	$ 0.74	$ 0.98	$ 3.13

In the fourth quarter of 2005, the gross profit margins were higher than the first three quarters. This primarily related to favorable inventory adjustments from fourth quarter physicals ($18.6 million) and favorable adjustments related to the year-end LIFO calculations ($9.5 million).

In the fourth quarter of 2005, the Company reduced its income tax rate for the year to 35.0% from its previous projection of 37.0%. This reduction was primarily due to the recognition of tax benefits related to a favorable revision to the estimate of income taxes for various state and local taxing jurisdictions and the resolution of federal and state tax contingencies. The reduction was not determinable until the fourth quarter when these items were finalized and their effect on the rate quantified.

In the fourth quarter of 2004, the gross profit margins were higher than the first three quarters. This primarily related to favorable inventory adjustments from the fourth quarter physicals ($15.5 million) and favorable adjustments related to the year-end LIFO calculations ($7.4 million).

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

NOTE 21 – UNCLASSIFIED – NET

The components of Unclassified – net were as follows:

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands of dollars)
Gains on sales of investment securities	$ –	$ 50	$ 1,208
Other income items	25	334	198
Total income	25	384	1,406
Write-down of investments	–	–	(1,614)
Other expense items	(168)	(233)	(693)
Total expense	(168)	(233)	(2,307)
Unclassified – net	$ (143)	$ 151	$ (901)

NOTE 22 – CONTINGENCIES AND LEGAL MATTERS

The Company has an outstanding guarantee relating to an industrial revenue bond assumed by the buyer of one of the Company’s formerly owned facilities. The maximum exposure under this guarantee is $8.5 million and it expires on December 15, 2008. The Company has not recorded any liability relating to this guarantee and believes it is unlikely that material payments will be required.

The Company has been named, along with numerous other nonaffiliated companies, as a defendant in litigation in various states involving asbestos and/or silica. These lawsuits typically assert claims of personal injury arising from alleged exposure to asbestos and/or silica as a consequence of products purportedly distributed by the Company. As of January 23, 2006, the Company is named in cases filed on behalf of approximately 3,400 plaintiffs in which there is an allegation of exposure to asbestos and/or silica. In addition, five cases alleging exposure to cotton dust were amended during 2004 to add allegations relating to asbestos; as of January 23, 2006, approximately 1,300 plaintiffs in these cases are alleging asbestos exposure.

The Company has denied, or intends to deny, the allegations in all of the above-described lawsuits. In 2005, lawsuits relating to asbestos and/or silica and involving approximately 700 plaintiffs were dismissed with respect to the Company, typically based on the lack of product identification. If a specific product distributed by the Company is identified in any of these lawsuits, the Company would attempt to exercise indemnification remedies against the product manufacturer. In addition, the Company believes that a substantial number of these claims are covered by insurance. The Company is engaged in active discussions with its insurance carriers regarding the scope and amount of coverage. While the Company is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on its consolidated financial position or results of operations.

In its Form 10-Q for the quarter ended September 30, 2005, Grainger reported a proceeding against Grainger’s Canadian subsidiary, Acklands-Grainger Inc. (Acklands), for alleged violations of the Canadian Environmental Protection Act, 1999. In November 2005, Acklands resolved this matter by entering into an environmental protection alternative measures (EPAM) agreement. The agreement requires Acklands to, among other things, pay C$150,000 to the Environment Damages Fund administered by Environment Canada.

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

NOTE 23 – SUBSEQUENT EVENTS

On January 31, 2006, Lab Safety, through a wholly owned subsidiary, acquired substantially all of the assets of Rand Materials Handling Equipment Co. (Rand). Rand is a national catalog distributor of warehouse, storage and packaging supplies, part of the $80 billion material handling market. The purchase price is expected to be approximately $14 million in cash and approximately $2 million in assumed liabilities. Any goodwill recognized in this transaction will be deductible for tax purposes. Rand had more than $16 million in sales in 2005.

On February 23, 2006 Acklands received a Notice of Purchase advising Acklands that Uni-Select Inc. was exercising its contractual option to purchase all of Acklands’ shares in the USI – AGI Prairies Inc. joint venture. The sale price will be determined by a formula included in the joint venture agreement and is projected to be approximately Canadian $29 million (U.S. $25.5 million). The transaction is expected to close on May 31, 2006 and to result in a small gain for the Company. The joint venture investment is reported in “Investments in Unconsolidated Entities” on the Company’s balance sheet, and the Company recognized U.S. $2.3 million in equity income from the joint venture in 2005.