Form 10-Q
period 2006-03-31
GRAINGER W W INC
filed 2006-05-02
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).  (Check One):

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).

Yes	No	X

There were 89,769,312 shares of the Company’s Common Stock outstanding as of March 31, 2006.

TABLE OF CONTENTS		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the Three Months Ended March 31, 2006 and March 31, 2005	3

	Condensed Consolidated Statements of Comprehensive Earnings for the Three Months Ended March 31, 2006 and March 31, 2005	4

	Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	5 - 6

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and March 31, 2005	7 - 8

	Notes to Condensed Consolidated Financial Statements	9 - 18

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	19 - 25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 4.	Submission of Matters to a Vote of Security Holders	27 - 28

Item 6.	Exhibits	28

Signatures		29

EXHIBITS

Exhibit 11	Computations of Earnings Per Share

Exhibits 31 & 32	Certifications

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands of dollars, except for per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Net sales	$ 1,419,117	$ 1,334,880

Cost of merchandise sold	848,790	836,004

Gross profit	570,327	498,876

Warehousing, marketing and administrative expenses	435,910	385,919

Operating earnings	134,417	112,957

Other income and (expense):
Interest income	5,359	2,447
Interest expense	(493)	(490)
Equity in income of unconsolidated entities – net	1,207	420
Unclassified – net	(123)	(38)
Total other income and (expense)	5,950	2,339

Earnings before income taxes	140,367	115,296

Income taxes	54,134	42,504

Net earnings	$ 86,233	$ 72,792
Earnings per share:
Basic	$ 0.96	$ 0.81

Diluted	$ 0.93	$ 0.79
Weighted average number of shares outstanding:
Basic	89,637,735	90,395,437

Diluted	92,484,701	92,460,093

Cash dividends paid per share	$ 0.240	$ 0.200

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Net earnings	$ 86,233	$ 72,792

Other comprehensive (losses) earnings:

Foreign currency translation adjustments, net of tax benefit of $243 and $447, respectively	(1,857)	(2,461)

Comprehensive earnings	$ 84,376	$ 70,331

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except for per share amounts)

(Unaudited)

ASSETS	March 31, 2006	Dec. 31, 2005
CURRENT ASSETS
Cash and cash equivalents	$ 493,883	$ 544,894
Accounts receivable (less allowances for doubtful
accounts of $19,374 and $18,401, respectively)	569,600	518,625
Inventories	805,591	791,212
Prepaid expenses and other assets	58,892	54,334
Deferred income taxes	90,156	88,803
Total current assets	2,018,122	1,997,868

PROPERTY, BUILDINGS AND EQUIPMENT	1,746,081	1,719,651
Less accumulated depreciation and amortization	970,261	949,026
Property, buildings and equipment – net	775,820	770,625

DEFERRED INCOME TAXES	4,637	4,373

INVESTMENTS IN UNCONSOLIDATED ENTITIES	30,158	25,155

GOODWILL	191,804	182,726

OTHER ASSETS AND INTANGIBLES – NET	128,791	127,174

TOTAL ASSETS	$ 3,149,332	$ 3,107,921

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands of dollars, except for per share amounts)

(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY	March 31, 2006	Dec. 31, 2005

CURRENT LIABILITIES
Current maturities of long-term debt	$ 4,590	$ 4,590
Trade accounts payable	357,875	319,254
Accrued employees’ profit sharing expenses	44,591	106,825
Accrued expenses	221,723	271,741
Income taxes	70,191	24,554
Total current liabilities	698,970	726,964

LONG-TERM DEBT (less current maturities)	4,895	4,895

DEFERRED INCOME TAXES	7,437	7,019

ACCRUED EMPLOYMENT-RELATED BENEFITS COSTS	85,007	80,067

SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	–	–
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,667,938 shares	54,834	54,834
Additional contributed capital	464,885	451,578
Retained earnings	2,786,745	2,722,103
Unearned restricted stock compensation	(19,461)	(17,280)
Accumulated other comprehensive earnings	25,225	27,082
Treasury stock, at cost – 19,898,626 and 19,952,297 shares, respectively	(959,205)	(949,341)

Total shareholders' equity	2,353,023	2,228,976

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 3,149,332	$ 3,107,921

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$ 86,233	$ 72,792
Provision for losses on accounts receivable	1,629	1,189
Deferred income taxes	(956)	13,145
Depreciation and amortization:
Property, buildings and equipment	23,128	23,438
Capitalized software and other intangibles	3,989	2,996
Stock-based compensation	6,525	753
Tax benefit of stock incentive plans	2,944	2,681
Net gains on sales of property, buildings and equipment	(36)	(4,281)
Equity in income of unconsolidated entities	(1,207)	(420)
Change in operating assets and liabilities – net of business acquisitions:
(Increase) in accounts receivable	(52,205)	(40,445)
(Increase) in inventories	(14,256)	(39,655)
(Increase) in prepaid expenses	(4,411)	(7,543)
Increase in trade accounts payable	36,424	43,731
(Decrease) in other current liabilities	(112,565)	(82,520)
Increase in current income taxes payable	45,620	22,412
Increase in accrued employment-related benefit costs	4,940	3,863
Other – net	1,080	552

Net cash provided by operating activities	26,876	12,688

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment – net of dispositions	(28,632)	(16,931)
Additions to capitalized software	(1,536)	(10,673)
Net cash paid for business acquisitions	(14,327)	(24,838)
Other – net	(4,058)	23

Net cash used in investing activities	(48,553)	(52,419)

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	$ 25,293	$ 13,612
Excess tax benefits from stock-based compensation	2,774	–
Purchase of treasury stock – net	(35,851)	(15,232)
Cash dividends paid	(21,591)	(18,235)

Net cash used in financing activities	(29,375)	(19,855)

Exchange rate effect on cash and cash equivalents	41	(164)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(51,011)	(59,750)

Cash and cash equivalents at beginning of year	544,894	429,246

Cash and cash equivalents at end of period	$ 493,883	$ 369,496

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  BACKGROUND AND BASIS OF STATEMENT PRESENTATION

W.W. Grainger, Inc. distributes facilities maintenance products and provides services and related information used by businesses and institutions in North America. In this report, the words “Company” or “Grainger” mean W.W. Grainger, Inc. and its subsidiaries.

The Condensed Consolidated Financial Statements of the Company and the related notes are unaudited and should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

The Condensed Consolidated Balance Sheet as of December 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information reflects all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the statements contained herein. Certain prior period amounts have been reclassified to conform to the current year’s presentation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STOCK INCENTIVE PLANS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R revised SFAS No. 123 to require companies to measure all stock-based compensation awards using a fair value method and recognize the related compensation cost in their financial statements. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Under this transition method, compensation cost recognized in 2006 includes: (a) compensation costs for all share-based payments granted prior to, but not fully vested as of January 1, 2006, based on the grant date fair value as calculated under the proforma disclosure-only expense provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with provisions of SFAS No. 123R. The adoption of SFAS No. 123R primarily resulted in compensation expense being recorded for stock options. The results for prior periods have not been restated.

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations in accounting for its stock-based compensation plans. Under APB No. 25, no compensation expense was recognized for non-qualified stock option awards as the exercise price of the awards on the date of grant was equal to the current market price of the Company’s stock. The Company also provided the disclosure-only pro forma expense provision of SFAS No. 123 in its footnotes.

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recorded pretax compensation expense of $4.2 million ($2.5 million net of tax, or $0.03 per diluted share) in the quarter related to the expensing of the Company’s non-qualified stock options. If the tax deductions realized in the Company’s income tax return exceed the amount of cumulative compensation costs recognized in the financial statements, the excess tax benefit is recorded as an increase to additional paid in capital. For the three months ended March 31, 2006, $2.8 million of excess tax benefits were realized and reflected as a source of cash from financing activities in the condensed consolidated statements of cash flows. If SFAS No. 123R had not been adopted, this $2.8 million would have been reflected as a source of cash from operating activities.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for 2005. For the purposes of the pro forma disclosure, the value of options was estimated using a Black-Scholes option-pricing model.

Three Months Ended
March 31, 2005
(In thousands of dollars,
except for per share amounts)
Net earnings, as reported	$ 72,792
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax	(3,012)
Add: Stock-based employee compensation cost, net of related tax, included in net earnings, as reported	527
Net earnings, pro forma	$ 70,307

Earnings per share:
Basic – as reported	$ 0.81
Basic – pro forma	$ 0.78
Diluted – as reported	$ 0.79
Diluted – pro forma	$ 0.76

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 27, 2005, the shareholders of the Company approved the 2005 Incentive Plan (the “Plan”), which replaced the Company’s 1990 Long Term Stock Incentive Plan, 2001 Long Term Stock Incentive Plan, Director Stock Plan and Office of the Chairman Incentive Plan (the “Prior Plans”). With the approval of the Plan, no additional awards are allowed under the Prior Plans, although awards previously granted will remain outstanding in accordance with their terms. Under the Plan, which is administered by the Compensation Committee of the Company’s Board of Directors, employees and directors may receive awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and cash-based awards. As of March 31, 2006, restricted stock, restricted stock units, performance shares and non-qualified stock options have been granted. A total of 9.5 million shares of common stock have been reserved for issuance under the Plan. As of March 31, 2006, there were 7,897,164 shares available for grant under the Plan.

Stock Options

Option awards are granted with an exercise price equal to the closing market price of the Company’s stock on the last trading day preceding the date of grant. The options generally vest over three years and generally expire ten years from the grant date.

Stock option transactions for the quarter are summarized as follows:

	Shares Subject to Option	Weighted Average Price Per Share	Options Exercisable

Outstanding at December 31, 2005	8,691,840	$ 48.37	4,572,250
Granted	192,700	$ 71.52
Exercised	(549,911)	$ 46.00
Canceled or expired	(46,860)	$ 52.24
Outstanding at March 31, 2006	8,287,769	$ 49.03	4,189,649

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information about stock options outstanding and exercisable as of March 31, 2006, is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price	Number

$30.88 - $44.05	2,093,537	4.6 years	$ 40.26	1,821,677	$40.67
$44.06 - $48.63	2,126,746	6.2 years	$ 46.50	698,036	$47.91
$48.64 - $54.14	2,399,081	8.2 years	$ 52.92	461,231	$52.12
$54.15 - $72.33	1,668,405	7.0 years	$ 57.70	1,208,705	$54.63
	8,287,769	6.5 years	$ 49.03	4,189,649	$47.16

The weighted average fair value of the stock options granted during 2005 was $13.36. The fair value of each option estimated on the date of grant, based on the Black-Scholes valuation model, used the following assumptions:

Year Ended December 31, 2005
Risk-free interest rate	4.1%
Expected life	7 years
Expected volatility	20.1%
Expected dividend yield	1.8%

Effective January 1, 2006, the Company adopted a binomial lattice model for the valuation of stock options. The weighted average fair value of options granted in the first quarter of 2006, using the binomial lattice model, was $17.74. The fair value of each option granted in the first quarter, based on the binomial lattice model, used the following assumptions:

Three Months Ended March 31, 2006
Risk-free interest rate	4.6%
Expected life	6 years
Expected volatility	23.9%
Expected dividend yield	1.3%

As of March 31, 2006, there was $16.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the weighted-average period of 1.2 years.

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash received from options exercised in the three months ended March 31, 2006 and 2005 was $25.3 million and $13.6 million, respectively. The actual tax benefits realized for the tax deductions from options exercised totaled $5.7 million and $2.8 million for three months ended March 31, 2006 and 2005, respectively. The total intrinsic value of options exercised was $7.6 million and $4.2 million for the three months ended March 31, 2006 and 2005, respectively.

Performance Shares

On February 22, 2006, the Company awarded performance based shares to certain executives. Receipt of Company stock is contingent upon the Company meeting sales growth and return on invested capital (ROIC) performance goals. Each participant was granted a base number of shares. At the end of the first year performance period, the number of shares granted will be increased, decreased or remain the same based upon actual Company-wide sales growth versus target sales growth. The shares, as determined at the end of the performance year (fiscal 2006), will be issued at the end of the third year (fiscal 2008) if the Company’s average ROIC target is achieved for the fiscal period 2006 through 2008. The total number of base shares granted for 2006 was 56,400. The amount expensed for the three months ended March 31, 2006 was $0.3 million based upon the number of shares granted. Amounts expensed will be periodically adjusted to reflect the most current projection of the achievement of performance goals.

The performance share value is based upon closing market prices on the last trading day preceding the date of award and is charged to earnings on a straight-line basis over the three year period. Holders of performance shares are entitled to receive cash payments equivalent to cash dividends after the end of the one-year sales growth performance period. After vesting, the performance shares will be settled by the issuance of Company common stock certificates in exchange for the performance shares on a one-for-one basis.

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NEW ACCOUNTING STANDARDS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 allows companies to elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. It also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are subject to SFAS No. 133, and amends SFAS No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event after the beginning of a company’s first fiscal year that begins after September 15, 2006. The Company does not expect adoption of SFAS No. 155 to have a material effect on its results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” SFAS No. 156 requires the recognition of a servicing asset or liability each time a company undertakes an obligation to service a financial asset in certain situations. It requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practical. SFAS No. 156 is effective as of the beginning of a company’s first fiscal year that begins after September 15, 2006. The Company does not expect adoption of SFAS No. 156 to have a material effect on its results of operations or financial position.

3.  ACQUISITION

On January 31, 2006, Lab Safety Supply, Inc. (Lab Safety), a wholly owned subsidiary of the Company, acquired substantially all of the assets of Rand Materials Handling Equipment Co. (Rand). Rand is a national catalog distributor of warehouse, storage and packaging supplies. The purchase price was $14.3 million in cash and $2.3 million in assumed liabilities. Any goodwill recognized in this transaction will be deductible for tax purposes. Rand had more than $16 million in sales in 2005. The results of Rand are included in the Company’s consolidated results from the date of acquisition.

4.  INVESTMENTS IN UNCONSOLIDATED ENTITIES

On February 23, 2006, Acklands - Grainger Inc. (Acklands - Grainger), the Company’s Canadian subsidiary, received a Notice of Purchase advising Acklands - Grainger that Uni-Select Inc. was exercising its contractual option to purchase all of Acklands - Grainger’s shares in the USI-AGI Prairies Inc. joint venture. The sale price will be determined by a formula included in the joint venture agreement and is projected to be approximately Canadian $29 million (U.S. $25 million). The transaction is expected to close on May 31, 2006 and result in a small gain for the Company. The joint venture investment is reported in “Investments in Unconsolidated Entities” on the Company’s balance sheet, and the Company recognized U.S. $0.6 million in equity income from the joint venture in the first quarter of 2006.

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5.  DIVIDEND

On April 26, 2006, the Board of Directors declared a quarterly dividend of 29 cents per share, payable June 1, 2006 to shareholders of record on May 8, 2006. This represents a 21% increase from the prior quarterly rate of 24 cents per share.

6.  GUARANTEES

The Company has an outstanding guarantee related to an industrial development revenue bond assumed by the buyer of one of the Company’s formerly owned facilities. The maximum exposure under this guarantee is $8.5 million. The bond matures on December 15, 2008. The Company has not recorded any liability relating to this guarantee and believes it is unlikely that material payments will be required.

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

	Three Months Ended March 31,
	2006	2005
Beginning balance	$ 3,763	$ 3,428
Returns	(1,003)	(2,581)
Provision	1,319	2,729
Ending Balance	$ 4,079	$ 3,576

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7.  EMPLOYEE BENEFITS

The Company has a postretirement healthcare benefits plan that provides coverage for a majority of its retired employees and their dependents should they elect to maintain such coverage. Covered employees become eligible for participation when they qualify for retirement. Participation in the plan is voluntary and requires participants to make contributions, as determined by the Company, toward the cost of the plan.

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components:

	Three Months Ended March 31,
	2006	2005
	(In thousands of dollars)

Service cost	$ 2,434	$ 1,894
Interest cost	1,900	1,572
Expected return on assets	(698)	(625)
Amortization of transition asset	(36)	(36)
Amortization of unrecognized losses	726	481
Amortization of prior service cost	(215)	(215)
Net periodic benefit costs	$ 4,111	$ 3,071

The Company has established a Group Benefit Trust to fund the plan and process benefit payments. The funding of the trust is an estimated amount, which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended. There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC. During the quarter, the Company contributed $0.6 million to the trust.

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8.  SEGMENT INFORMATION

Beginning January 1, 2006, the Company revised its segment disclosure from two reportable segments to three reportable segments. The three reportable segments are Grainger Branch-based, Acklands - Grainger Branch-based and Lab Safety. Grainger Branch-based is an aggregation of the following: Industrial Supply, Grainger, S.A. de C.V. (Mexico), Grainger Caribe Inc. (Puerto Rico) and China. Acklands - Grainger is the Company’s Canadian branch-based distribution business. Lab Safety is a direct marketer of safety and other industrial products.

Segment information has been modified for all periods in order to conform to the new presentation.

Three Months Ended March 31, 2006
	Grainger Branch-based	Acklands - Grainger Branch-based	Lab Safety	Total
(In thousands of dollars)
Total net sales	$ 1,177,141	$ 139,022	$ 103,879	$ 1,420,042
Intersegment net sales	(315)	–	(610)	(925)
Net sales to external customers	$ 1,176,826	$ 139,022	$ 103,269	$ 1,419,117

Segment operating earnings	$ 132,852	$ 3,878	$ 15,227	$ 151,957

Three Months Ended March 31, 2005
	Grainger Branch-based	Acklands - Grainger Branch-based	Lab Safety	Total
(In thousands of dollars)
Total net sales	$ 1,125,237	$ 117,163	$ 93,483	$ 1,335,883
Intersegment net sales	(359)	–	(644)	(1,003)
Net sales to external customers	$ 1,124,878	$ 117,163	$ 92,839	$ 1,334,880

Segment operating earnings	$ 109,872	$ 3,276	$ 13,628	$ 126,773

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Grainger Branch-based	Acklands - Grainger Branch-based	Lab Safety	Total
Segment assets:	(In thousands of dollars)
March 31, 2006	$ 1,917,808	$ 384,344	$ 194,782	$ 2,496,934

December 31, 2005	$ 1,821,884	$ 389,855	$ 175,201	$ 2,386,940

Following are reconciliations of segment information with the consolidated totals per the financial statements:

	Three Months Ended March 31,
	2006	2005
Operating earnings:	(In thousands of dollars)
Total operating earnings for reportable segments	$ 151,957	$ 126,776
Unallocated expenses and eliminations	(17,540)	(13,819)
Total consolidated operating earnings	$ 134,417	$ 112,957

	March 31, 2006	December 31, 2005
Assets:	(In thousands of dollars)
Total assets for reportable segments	$ 2,496,934	$ 2,386,940
Unallocated assets	652,398	720,981
Total consolidated assets	$ 3,149,332	$ 3,107,921

Unallocated expenses and unallocated assets primarily relate to the Company headquarters’ support services, which are not part of any business segment. Unallocated expenses include payroll and benefits, depreciation and other costs associated with headquarters-related support services. Unallocated assets include non-operating cash and cash equivalents, certain prepaid expenses and property, buildings and equipment – net. Unallocated expenses increased driven by the expensing of stock options due to the adoption of SFAS No. 123R and higher profit sharing accruals.

Item 2.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview

General

Grainger is a leading broad-line supplier of facilities maintenance and other related products in North America. Grainger distributes a wide range of products used by businesses and institutions to keep their facilities and equipment up and running. Grainger uses a multichannel business model to provide customers with a range of options for finding and purchasing products through a network of branches, field sales representatives, call centers, direct marketing media and the Internet. Grainger serves customers through a network of 588 branches, 18 distribution centers and multiple Web sites.

Grainger has revised its segment disclosure included in Note 8 to the Condensed Consolidated Financial Statements from two reportable segments to three reportable segments. The three reportable segments are Grainger Branch-based, Acklands - Grainger Branch-based and Lab Safety. Grainger Branch-based is an aggregation of the following business units: Industrial Supply, Grainger, S.A. de C.V. (Mexico), Grainger Caribe Inc. (Puerto Rico) and China. Acklands - Grainger is the Company’s Canadian branch-based distribution business. Lab Safety is a direct marketer of safety and other industrial products. Segment information has been modified for all periods in order to conform to the new presentation.

Business Environment

Several economic factors and industry trends shape Grainger’s business environment. Grainger’s sales tend to correlate positively with production growth, particularly manufacturing output, as well as growth in non-farm payrolls. According to the Federal Reserve, overall industrial production in March of 2006 was 3.6% above March of 2005. Manufacturing output was 4.8% above March of 2005 although manufacturing employment levels have declined. Non-farm employment levels grew 1.5% since March of 2005. Grainger’s sales to the light and heavy manufacturing customer sectors continue to show improvement over the prior year reflecting the strength in industrial production. Current economic growth projections for 2006 industrial production and GDP are 4.0% and 3.3%, respectively.

For the first quarter of 2006, the Company had approximately $13.5 million of capital expenditures related to its U.S. branch network and information technology system. The upgraded SAP system was installed in the U.S. branch-based businesses effective January 30, 2006. Installation in other business units is scheduled for 2007 and beyond.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability

Effective January 1, 2006, Grainger adopted SFAS No. 123R, “Share-Based Payment”, for the accounting of employee stock-based compensation. The effect of the adoption was approximately a $0.03 earnings per share reduction for the quarter.

As a result of recent system enhancements, first quarter earnings benefited $0.05 per share due to changes in the timing of certain inventory-related transactions and estimates that would have been recorded in the fourth quarter of 2006.

Grainger’s operating results for the first quarter of 2006 include the operating results of Rand Materials Handling Equipment Company (Rand) from the acquisition date of January 31, 2006. Rand’s results are included in the Lab Safety segment.

Grainger’s operating results for the first quarter of 2005 include the operating results of AW Direct, Inc. (AW Direct) from the acquisition date of January 14, 2005. AW Direct’s results are included in the Lab Safety segment.

There were 64 sales days in the first quarter of both 2006 and 2005.

Results of Operations – Three Months Ended March 31, 2006

The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings.

	Three Months Ended March 31,
	Items in Condensed Consolidated Statements of Earnings

	As a Percent of Net Sales		Percent Increase
	2006	2005
Net sales	100.0%	100.0%	6.3%
Cost of merchandise sold	59.8	62.6	1.5
Gross profit	40.2	37.4	14.3
Operating expenses	30.7	28.9	13.0
Operating earnings	9.5	8.5	19.0
Other income	0.4	0.2	154.4
Income taxes	3.8	3.2	27.4
Net earnings	6.1	5.5	18.5

Grainger’s net sales of $1,419.1 million in the first quarter of 2006 increased 6.3% compared with sales of $1,334.9 million for the comparable 2005 quarter. First quarter 2006 sales benefited from the economy, ongoing strategic initiatives and a favorable Canadian exchange rate. Also contributing to the growth was the positive impact from the timing of the Easter holiday, which falls into the second quarter of 2006 versus the first quarter of 2005. Partially offsetting these improvements was the negative effect of the wind-down of lower margin integrated supply and automotive contracts, which reduced sales approximately 2 percentage points. The increase in net sales was realized in all three segments of the business.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The gross profit margin improved 2.8 percentage points to 40.2% for the first three months of 2006 from 37.4% in the comparable period of 2005. Contributing to the gross profit margin improvement were positive inflation recovery, the positive effect of selling price category mix and a change in the timing of recognition of certain inventory-related transactions and estimates, which would have been recognized in the fourth quarter of 2006. Partially offsetting these improvements were higher operating expenses in each segment and at headquarters. Operating expenses of $435.9 million in 2006 increased 13.0% over the prior year, driven by payroll and benefits, primarily the result of increased headcount, higher stock-based compensation due to the adoption of SFAS No. 123R and higher profit sharing accruals. Operating earnings for the first quarter of 2006 totaled $134.4 million, an increase of 19.0% over the first quarter of 2005. All three segments achieved improved operating earnings.

Net earnings for the first quarter of 2006 increased by 18.5% to $86.2 million from $72.8 million in 2005. Diluted earnings per share of $0.93 in the first quarter of 2006 were 17.7% higher than the $0.79 for the first quarter of 2005. The growth in net earnings for the quarter resulted from the improvement in operating earnings and higher other income, partially offset by a higher tax rate for the Company.

Segment Analysis

The following comments at the segment level refer to external and intersegment net sales. Comments at the business unit level include external and inter- and intrasegment net sales. See Note 8 to the Condensed Consolidated Financial Statements.

Grainger Branch-based

In the first quarter of 2006, net sales of $1,177.1 million increased by 4.6% compared to net sales of $1,125.2 million in the first quarter of 2005. Sales in the United States were up 4.6%, with growth in all customer end markets, led by the manufacturing and reseller sectors. Contributing to these improvements in sales was the positive impact from the timing of the Easter holiday, which falls into the second quarter of 2006 versus the first quarter of 2005. The Company’s decision to wind-down its lower margin integrated supply and automotive contracts reduced sales growth by 3 percentage points. Lower sales of seasonal products also reduced sales growth by 1 percentage point.

Market expansion contributed 2 percentage points to the sales growth for the segment. Results for the market expansion program were as follows:

	2006 First Quarter
	Sales Increase	Percent Complete
Phase 1 (Atlanta, Denver, Seattle)	11%	100%
Phase 2 (Four markets in Southern California)	13%	90%
Phase 3 (Houston, St. Louis, Tampa)	13%	70%

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Sales in Mexico increased 23.0% in the first three months of 2006 versus 2005, including the effect of a favorable exchange rate. In local currency, sales were up 17.0% driven by an improving economy, an expanded telesales operation and increased direct marketing efforts.

The gross profit margin increased 3.3 percentage points in the 2006 quarter over the comparable quarter of 2005 driven by positive inflation recovery, a positive change in selling price category mix and changes in the timing of certain inventory-related transactions and estimates. A major driver in the improvement in selling price category mix was the reduction of sales related to lower margin integrated supply and automotive contracts. As a result of recent system enhancements, gross profit margins benefited from more timely data related to certain inventory transactions and estimates that would have been recorded in the fourth quarter of 2006.

Operating expenses were up 11.5% in the quarter. The operating expense growth was primarily driven by increased costs related to spending on the SAP implementation, higher stock-based compensation due to the adoption of SFAS No. 123R and higher accruals for profit sharing. Also contributing to the expense growth were higher payroll costs driven by increased headcount.

Operating earnings of $132.9 million for the first quarter of 2006 increased 20.9% over the $109.9 million for the first quarter of 2005. The earnings improvement resulted from higher sales and improved gross profit margins, partially offset by operating expenses, which grew at a faster rate than sales.

Acklands – Grainger Branch-based (Canada)

Net sales in Canada in the first quarter of 2006 were 18.7% higher than the comparable quarter of 2005 including the effect of a favorable exchange rate. In local currency, sales increased 11.8%, due to a stronger economy, improved branch presence, and higher sales to the energy, mining and government customers. Sales growth also benefited from the timing of the Easter holiday.

The gross profit margin increased 0.4 percentage point in the 2006 quarter over the first quarter of 2005. Contributing to the improvement was positive inflation recovery, partially offset by higher freight costs.

Operating expenses for Canada were up 20.4% in the quarter primarily driven by payroll and benefits due to increased headcount and incremental expenses related to the SAP initiative, which, when completed, will allow Canada to operate on the U.S. SAP system.

Operating earnings of $3.9 million in the first quarter of 2006 were up 18.4%, resulting from increased sales and a higher gross profit margin, partially offset by increased operating expenses.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Lab Safety

Net sales at Lab Safety were $103.9 million for the first quarter of 2006, an increase of $10.4 million, or 11.1%, when compared with $93.5 million for the same period in 2005. The sales growth included the benefit of incremental sales from Rand, acquired on January 31, 2006, as well as strong sales to the manufacturing sector. Excluding Rand, sales increased 8.1%.

The gross profit margin of 43.5% for the first quarter of 2006 increased 0.2 percentage point over the first quarter of 2005. The 2006 gross profit margin benefited from favorable inflation recovery, partially offset by sales of Rand products, which generally have lower gross profit margins than the remainder of Lab Safety’s products.

Operating expenses of $30.0 million were $3.1 million, or 11.6%, higher in the quarter due to higher healthcare costs and incremental costs associated with the acquisition of Rand.

Operating earnings of $15.2 million in the first quarter of 2006 were up 11.7% over 2005, resulting from increased sales and a higher gross profit margin, partially offset by increased operating expenses.

Other Income and Expense

Other income and expense was income of $6.0 million in the first quarter of 2006 compared with $2.3 million in the first quarter of 2005. The following table summarizes the components of other income and expense:

	Three Months Ended March 31,
	2006	2005
	(In thousands of dollars)
Other income and (expense):
Interest income (expense) – net	$ 4,866	$ 1,957
Equity in income of unconsolidated entities – net	1,207	420
Unclassified – net	(123)	(38)
Total other income and (expense)	$ 5,950	$ 2,339

The improvement in other income and expense was primarily attributable to the combination of higher interest income and the improvement in the results of unconsolidated entities. The increase in interest income in 2006 was primarily the result of higher average cash balances and higher interest rates.

Income Taxes

Grainger’s effective tax rate was 38.6% and 36.9% for the first quarter of 2006 and 2005, respectively. Excluding the effect of equity in unconsolidated entities, which is recorded net of tax, the effective income tax rate was 38.9% for the first quarter of 2006 and 37.0% for the first quarter of 2005. The full year 2005 rate was 35.0% and benefited from a favorable revision to the estimate of income taxes for various state and local taxing jurisdictions and the resolution of certain federal and state tax contingencies.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Financial Condition

For the three months ended March 31, 2006, working capital of $1,319.2 million increased by $48.3 million when compared to $1,270.9 million at December 31, 2005. The ratio of current assets to current liabilities was 2.9 at March 31, 2006, versus 2.7 at December 31, 2005.

Net cash provided by operating activities was $26.9 million and $12.7 million for the three months ended March 31, 2006 and 2005, respectively. Net cash flows from operating activities serve as the Company’s primary source to fund its growth initiatives. Contributing to cash flows from operations were net earnings in the quarter of $86.2 million and the change in non-cash items such as deferred income taxes and depreciation and amortization. Partially offsetting these amounts were Changes in operating assets and liabilities – net of business acquisitions, which resulted in a net use of cash of $96.5 million for the 2006 first quarter. The principal operating uses of cash were increases in accounts receivables and inventories, and a reduction of other current liabilities. The increase in receivables was due to a higher sales volume. Other current liabilities declined primarily due to the timing of annual cash payments for profit sharing and bonuses.

Net cash used in investing activities was $48.6 million and $52.4 million for the three months ended March 31, 2006 and 2005, respectively. In the first quarter of 2006, Grainger continued funding the Company’s growth initiatives with the purchase of Rand and its ongoing investment in the market expansion program. The cash portion of the Rand purchase price was $14.3 million. Rand is included as part of the Lab Safety segment. Cash expended for additions to property, buildings, equipment and capitalized software was $30.4 million in the 2006 quarter versus $35.1 million in the 2005 quarter.

Net cash used in financing activities was $29.4 million and $19.9 million for the three months ended March 31, 2006 and 2005, respectively. Grainger’s purchases of treasury stock were $20.6 million higher in the first three months of 2006 as Grainger repurchased 493,500 shares compared with 239,400 shares in the first three months of 2005. As of March 31, 2006, approximately 4.2 million shares of common stock remained available under Grainger’s repurchase authorization. Dividends paid to shareholders were $21.6 million and $18.2 million for the first quarter of 2006 and 2005, respectively. Partially offsetting these financing cash outlays were proceeds and excess tax benefits realized from stock options exercised of $28.1 million in 2006 versus proceeds of $13.6 million in 2005.

Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit. Total debt as a percent of total capitalization was 0.4% at both March 31, 2006 and December 31, 2005.

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

Accounting policies are considered critical when they require management to make assumptions about matters that are uncertain at the time the estimate is made and when different estimates than those management reasonably could have made have a material impact on the presentation of Grainger’s financial condition, changes in financial condition or results of operations. For a description of Grainger’s critical accounting policies see the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Forward-Looking Statements

This document may contain forward-looking statements under the federal securities laws. The forward-looking statements relate to Grainger’s expected future financial results and business plans, strategies and objectives and are not historical facts. They are often identified by qualifiers such as “will,” “believes,” “intends,” “expect,” “expected,” “anticipate,” “estimated,” “assumption,” “may,” “potential,” “projection,” “percent complete,” “scheduled” or similar expressions. There are risks and uncertainties the outcome of which could cause Grainger’s results to differ materially from what is projected.

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

W.W. Grainger, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

Changes in Internal Control Over Financial Reporting

On January 30, 2006, Grainger implemented an SAP enterprise resource planning system in its U.S. branch-based businesses. The implementation included, among others, an upgrade to the order taking process, and new Inquiry to Cash, Financial Control and Reporting, Human Resources and Payroll processes. Grainger followed an information systems implementation process that required significant pre-implementation planning, design and testing. Grainger has conducted extensive post-implementation monitoring and process modifications to ensure the effectiveness of internal control over financial reporting. There have been no other changes in Grainger’s internal control over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

W.W. Grainger, Inc. and Subsidiaries

PART II – OTHER INFORMATION

Items 1, 1A, 3 and 5 not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – First Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

Jan. 1 – Jan. 31	60,411	$ 70.87	57,100	4,651,300	shares

Feb. 1 – Feb. 28	1,534	–	–	4,651,300	shares

Mar. 1 – Mar. 31	436,400	$ 72.88	436,400	4,214,900	shares

Total	498,345	$ 72.65	493,500

(A)	The total number of shares purchased includes Grainger’s retention of 4,845 shares to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.
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

Item 4.  Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders of Grainger was held on April 26, 2006. At that meeting:

Management’s nominees were elected directors for the ensuing year. Of the 80,303,717 shares present in person or represented by proxy at the meeting, the number of shares voted for, and the number of shares as to which authority to vote in the election was withheld, were as follows with respect to each of the nominees:

W.W. Grainger, Inc. and Subsidiaries

Name	Shares Voted for Election	Shares as to Which Voting Authority Withheld
B. P. Anderson	79,817,255	486,462
W. H. Gantz	79,342,337	961,380
D. W. Grainger	79,421,745	881,972
V. A. Hailey	79,816,406	487,311
W. K. Hall	79,652,347	651,370
R. L. Keyser	79,427,448	876,269
S. L. Levenick	79,817,019	486,698
J. W. McCarter, Jr.	79,341,817	961,900
N. S. Novich	79,817,780	485,937
M. J. Roberts	79,820,463	483,254
G. L. Rogers	79,806,457	497,260
J. D. Slavik	79,347,328	956,389
H. B. Smith	79,306,322	997,395

A proposal to ratify the appointment of Ernst & Young LLP as independent auditors of Grainger for the year ending December 31, 2006 was approved. Of the 80,303,717 shares present or represented by proxy at the meeting, 79,729,188 shares were voted for the proposal, 159,330 shares were voted against the proposal and 415,199 shares abstained from voting with respect to the proposal.

Item 6. Exhibits
(a)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)
	(3)	(ii) By-Laws, as amended
	(11)	Computations of Earnings per Share
	(31)	Rule 13a – 14(a)/15d – 14(a) Certifications
(a) Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(b) Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(32)	Section 1350 Certifications
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

W.W. Grainger, Inc.
(Registrant)
Date: May 1, 2006	By:	/s/ P. O. Loux
P. O. Loux, Senior Vice President, Finance and Chief Financial Officer
Date: May 1, 2006	By:	/s/ J. E. Andringa
J. E. Andringa, Vice President and Controller