Form 10-Q
period 2006-06-30
GRAINGER W W INC
filed 2006-08-02
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

There were 88,576,212 shares of the Company’s Common Stock outstanding as of June 30, 2006.

TABLE OF CONTENTS		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the Three Months and Six Months Ended June 30, 2006 and June 30, 2005	3

	Condensed Consolidated Statements of Comprehensive Earnings for the Three Months and Six Months Ended June 30, 2006 and June 30, 2005	4

	Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	5 - 6

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and June 30, 2005	7 - 8

	Notes to Condensed Consolidated Financial Statements	9 - 21

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	22 – 32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6.	Exhibits	35

Signatures		36

EXHIBITS

Exhibit 11	Computations of Earnings Per Share

Exhibits 31 & 32	Certifications

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands of dollars, except for per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net sales	$ 1,482,880	$ 1,372,808	$ 2,901,997	$ 2,707,688
Cost of merchandise sold	899,575	845,679	1,748,365	1,681,683
Gross profit	583,305	527,129	1,153,632	1,026,005
Warehousing, marketing and administrative expenses	438,761	400,936	874,671	786,855
Operating earnings	144,544	126,193	278,961	239,150
Other income and (expense):
Interest income	5,381	2,402	10,740	4,849
Interest expense	(502)	(438)	(995)	(928)
Equity in income of unconsolidated entities	862	890	2,069	1,310
Gain on sale of unconsolidated entity	2,291	–	2,291	–
Unclassified – net	293	(64)	170	(102)
Total other income and (expense)	8,325	2,790	14,275	5,129
Earnings before income taxes	152,869	128,983	293,236	244,279
Income taxes	59,130	47,394	113,264	89,898

Net earnings	$ 93,739	$ 81,589	$ 179,972	$ 154,381
Earnings per share:
Basic	$ 1.05	$ 0.91	$ 2.01	$ 1.72

Diluted	$ 1.02	$ 0.89	$ 1.95	$ 1.68

Weighted average number of shares outstanding:
Basic	89,342,642	89,489,470	89,490,188	89,942,454

Diluted	92,104,424	91,080,031	92,294,563	91,770,062

Cash dividends paid per share	$ 0.29	$ 0.24	$ 0.53	$ 0.44

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands of dollars)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net earnings	$ 93,739	$ 81,589	$ 179,972	$ 154,381

Other comprehensive earnings (losses):
Foreign currency translation adjustments, net of tax (expense) benefit of $(2,474), $636, $(2,230), and $1,083, respectively	12,611	(2,676)	10,754	(5,137)

Comprehensive earnings	$ 106,350	$ 78,913	$ 190,726	$ 149,244

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except for per share amounts)

(Unaudited)

ASSETS	June 30, 2006	Dec. 31, 2005
CURRENT ASSETS
Cash and cash equivalents	$ 453,541	$ 544,894
Accounts receivable (less allowances for doubtful
accounts of $17,920 and $18,401, respectively)	608,353	518,625
Inventories	781,991	791,212
Prepaid expenses and other assets	57,792	54,334
Deferred income taxes	92,179	88,803
Total current assets	1,993,856	1,997,868

PROPERTY, BUILDINGS AND EQUIPMENT	1,776,061	1,719,651
Less accumulated depreciation and amortization	991,472	949,026
Property, buildings and equipment – net	784,589	770,625

DEFERRED INCOME TAXES	12,984	4,373

INVESTMENTS IN UNCONSOLIDATED ENTITIES	7,483	25,155

GOODWILL	196,893	182,726

OTHER ASSETS AND INTANGIBLES – NET	127,022	127,174

TOTAL ASSETS	$ 3,122,827	$ 3,107,921

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands of dollars, except for per share amounts)

(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY	June 30, 2006	Dec. 31, 2005

CURRENT LIABILITIES
Current maturities of long-term debt	$ 4,590	$ 4,590
Trade accounts payable	319,445	319,254
Accrued contributions to employees’ retirement plans	70,299	106,825
Accrued expenses	230,588	271,741
Income taxes	41,728	24,554
Total current liabilities	666,650	726,964

LONG-TERM DEBT (less current maturities)	4,895	4,895

DEFERRED INCOME TAXES	6,378	7,019

ACCRUED EMPLOYMENT-RELATED BENEFITS COSTS	89,038	80,067

SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	–	–
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,657,938 shares	54,829	54,834
Additional contributed capital	501,100	451,578
Retained earnings	2,854,360	2,722,103
Unearned restricted stock compensation	(38,135)	(17,280)
Accumulated other comprehensive earnings	37,836	27,082
Treasury stock, at cost – 21,081,726 and 19,952,297 shares, respectively	(1,054,124)	(949,341)

Total shareholders' equity	2,355,866	2,288,976

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 3,122,827	$ 3,107,921

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$ 179,972	$ 154,381
Provision for losses on accounts receivable	1,508	1,855
Deferred income taxes	(14,858)	17,304
Depreciation and amortization:
Property, buildings and equipment	46,611	46,664
Capitalized software and other intangibles	8,213	6,132
Stock-based compensation	20,628	5,611
Tax benefit of stock incentive plans	4,599	2,902
Net gains on sales of property, buildings and equipment	(6,268)	(3,508)
Gain on sale of unconsolidated entity	(2,291)	–
Equity in income of unconsolidated entities	(2,069)	(1,310)
Change in operating assets and liabilities – net of business acquisitions:
(Increase) in accounts receivable	(88,571)	(52,925)
(Increase) decrease in inventories	14,286	(27,370)
(Increase) in prepaid expenses	(3,239)	(7,635)
Increase (decrease) in trade accounts payable	(3,138)	13,867
(Decrease) in other current liabilities	(78,750)	(48,459)
Increase in current income taxes payable	17,156	48
Increase in accrued employment-related benefit costs	8,971	6,851
Other – net	(2,237)	166

Net cash provided by operating activities	100,523	114,574

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment – net of dispositions	(52,494)	(45,631)
Additions to capitalized software	(3,368)	(23,515)
Net cash paid for business acquisitions	(13,859)	(24,838)
Proceeds from sale of unconsolidated entity	27,413	–
Other – net	(1,718)	4,140

Net cash used in investing activities	(44,026)	(89,844)

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	$ 43,662	$ 14,627
Excess tax benefits from stock-based compensation	5,533	–
Purchase of treasury stock – net	(150,116)	(102,756)
Cash dividends paid	(47,715)	(39,723)

Net cash used in financing activities	(148,636)	(127,852)

Exchange rate effect on cash and cash equivalents	786	(91)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(91,353)	(103,213)

Cash and cash equivalents at beginning of year	544,894	429,246

Cash and cash equivalents at end of period	$ 453,541	$ 326,033

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STOCK INCENTIVE PLANS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R revised SFAS No. 123 to require companies to measure all stock-based compensation awards using a fair value method and recognize the related compensation cost in their financial statements. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Under this transition method, compensation cost recognized in 2006 includes: (a) compensation costs for all share-based payments granted prior to, but not fully vested as of January 1, 2006, based on the grant date fair value as calculated under the proforma disclosure-only expense provisions of SFAS No. 123, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with provisions of SFAS No. 123R. The adoption of SFAS No. 123R primarily resulted in compensation expense being recorded for stock options. The results for prior periods have not been restated.

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

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recorded pretax compensation expense of $8.0 million ($4.9 million net of tax, or $0.05 per diluted share) for the three months ended June 30, 2006 and $12.2 million ($7.4 million net of tax, or $0.08 per diluted share) for the six months ended June 30, 2006, related to the expensing of the Company’s non-qualified stock options. If the tax deductions realized in the Company’s income tax return exceed the amount of cumulative compensation costs recognized in the financial statements, the excess tax benefit is recorded as an increase to additional paid in capital. For the six months ended June 30, 2006, $5.5 million of excess tax benefits were realized and reflected as a source of cash from financing activities in the condensed consolidated statements of cash flows. If SFAS No. 123R had not been adopted, this $5.5 million would have been reflected as a source of cash from operating activities.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for 2005. For the purposes of the pro forma disclosure, the value of options was estimated using a Black-Scholes option-pricing model.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
(In thousands of dollars,
except for per share amounts)
Net earnings, as reported	$ 81,589	$ 154,381
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax	(6,876)	(9,888)
Add: Stock-based employee compensation cost, net of related tax, included in net earnings, as reported	3,307	3,834
Net earnings, pro forma	$ 78,020	$ 148,327

Earnings per share:
Basic – as reported	$ 0.91	$ 1.72
Basic – pro forma	$ 0.87	$ 1.65
Diluted – as reported	$ 0.89	$ 1.68
Diluted – pro forma	$ 0.85	$ 1.61

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company maintains stock incentive plans under which the Company may grant a variety of incentive awards to employees and Directors. Shares of common stock were authorized for issuance under the plans in connection with awards of nonqualified stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards. As of June 30, 2006, restricted stock, restricted stock units, performance shares and non-qualified stock options have been granted.

In 2005, the shareholders of the Company approved the 2005 Incentive Plan (“Plan”) which replaced all prior active plans (“Prior Plans”). Awards previously granted under Prior Plans will remain outstanding in accordance with their terms but no new awards are allowed. The Plan authorizes the granting of options to purchase shares at a price of not less than 100% of the closing market price on the last trading day preceding the date of grant. All options expire no later than ten years after the date of grant. A total of 9.5 million shares of common stock have been reserved for issuance under the Plan. As of June 30, 2006, there were 5,907,389 shares available for grant under the Plan.

Options

Option awards are granted with an exercise price equal to the closing market price of the Company’s stock on the last trading day preceding the date of grant. The options generally vest over three years and generally expire ten years from the grant date.

Stock option transactions for the six months ended June 30, 2006 are summarized as follows:

	Shares Subject to Option	Weighted Average Price Per Share	Options Exercisable

Outstanding at December 31, 2005	8,691,840	$ 48.37	4,572,250
Granted	1,416,800	$ 75.88
Exercised	(950,311)	$ 45.94
Canceled or expired	(120,565)	$ 55.34
Outstanding at June 30, 2006	9,037,764	$ 52.83	5,051,249

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information about stock options outstanding and exercisable as of June 30, 2006, is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Price	Number

$30.88 – $44.91	1,998,602	4.3 years	$40.30	1,727,372	$40.74
$44.92 – $51.69	2,238,001	5.3 years	$47.36	2,072,741	$47.29
$51.70 – $54.45	2,008,861	8.3 years	$53.15	110,411	$53.62
$54.46 – $76.61	2,792,300	8.1 years	$65.95	1,140,725	$54.65

	9,037,764	6.6 years	$52.83	5,051,249	$46.85

The weighted average fair value of the stock options granted during 2005 was $13.36. The fair value of each option granted in the first six months of 2005, based on the Black-Scholes valuation model, used the following assumptions:

Year Ended December 31, 2005
Risk-free interest rate	4.1%
Expected life	7 years
Expected volatility	20.1%
Expected dividend yield	1.8%

Effective January 1, 2006, the Company adopted a binomial lattice model for the valuation of stock options. The weighted average fair value of options granted in the first six months of 2006 was $18.91. The fair value of each option granted in the first six months of 2006, based on the binomial lattice model, used the following assumptions:

Six Months Ended June 30, 2006
Risk-free interest rate	4.9%
Expected life	6 years
Expected volatility	23.9%
Expected dividend yield	1.5%

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash received from options exercised in the six months ended June 30, 2006 and 2005 was $43.7 million and $14.6 million, respectively. The actual tax benefits realized for the tax deductions from options exercised totaled $10.1 million and $2.9 million for the six months ended June 30, 2006 and 2005, respectively. The total intrinsic value of options exercised was $15.3 million and $4.6 million for the six months ended June 30, 2006 and 2005, respectively.

Performance Shares

On February 22, 2006, the Company awarded performance-based shares to certain executives. Receipt of Company stock is contingent upon the Company meeting sales growth and return on invested capital (ROIC) performance goals. Each participant was granted a base number of shares. At the end of the first year performance period (fiscal 2006), the number of shares granted will increase, decrease or remain the same based upon actual Company sales growth versus target sales growth. The shares, as determined at the end of 2006, will be issued at the end of the third year (fiscal 2008) if the Company’s ROIC target is achieved for the three year performance period. The base number of shares granted for 2006 was 56,400. The amount expensed for the three months and six months ended June 30, 2006 was $0.2 million and $0.5 million, respectively, based upon the number of shares projected to be earned at the end of the performance year. Amounts expensed will be periodically adjusted to reflect the most current projection of the achievement of performance goals.

Performance share value is based upon closing market prices on the last trading day preceding the date of award and is charged to earnings on a straight-line basis over the three year period. Holders of performance shares are entitled to receive cash payments equivalent to cash dividends after the end the first year performance period. If the performance shares vest, they will be settled by the issuance of Company common stock certificates in exchange for the performance shares on a one-for-one basis.

Restricted Stock and Restricted Stock Units (RSUs)

Unvested restricted stock is held by the Company pursuant to the terms and conditions related to the applicable grants. Except for the right of disposal, holders of restricted stock have full shareholders’ rights during the period of restriction, including voting rights and the right to receive dividends.

Restricted Stock Units (RSUs) granted to management vest over periods from three to seven years from issuance, although accelerated vesting is provided in certain instances. Holders of RSUs are entitled to receive cash payments equivalent to cash dividends and other distributions paid with respect to common stock. At various times after vesting, RSUs will be settled by the issuance of stock certificates evidencing the conversion of the RSUs into shares of the Company common stock on a one-for-one basis. Compensation expense related to RSUs is based upon the closing market price on the last trading day preceding the date of the award and is charged to earnings on a straight-line basis over the vesting period.

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes restricted stock and RSU activity for the six months ended June 30, 2006:

	Restricted Stock	Restricted Stock Units

Beginning units outstanding	270,000	717,450
Issuance	–	346,650
Shares Converted to RSUs	–	–
Cancellations	(10,000)	(8,300)
Vesting	–	(3,100)
Vesting/Settlements	(15,000)	–
Ending units outstanding	245,000	1,052,700

Weighted average value of issuances	N/A	$76.56
Compensation expense	$ 0.5 million	$ 7.4 million

Director Stock Awards

The Company provides members of the Board of Directors with deferred stock unit grants. The number of shares covered by each grant is equal to $60,000 divided by the fair market value of a share of common stock at the time of the grant, rounded up to the next ten-share increment. The Company also awards stock units in connection with elective deferrals of director fees and dividend equivalents on existing stock units. A stock unit is the economic equivalent of a share of common stock. Deferred fees and dividend equivalents on existing stock units are converted into stock units on the basis of the market value of the stock at the relevant times. Payment of the value of stock units is scheduled to be made after termination of service as a director. As of June 30, 2006, there were eleven nonemployee directors who held stock units. The Company recognizes income (expense) for the change in value of equivalent stock units.

The following table summarizes activity for Director stock units for the six months ended June 30, 2006 (dollars in thousands):

	Units	Dollars

Beginning Balance	51,977	$ 3,696
Dividends	394	29
Deferred Fees / Grants	14,781	1,124
Retirement Distributions	(6,481)	(461)
Unit Appreciation	–	176
Ending Balance	60,671	$ 4,564

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

For all nonvested share-based compensation arrangements granted under the Plan, there was $69.0 million of total unrecognized compensation as of June 30, 2006. That cost is expected to be recognized over the weighted-average period of 2.1 years.

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

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus with respect to EITF Issue 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences.” Under Issue 06-2, an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement in which the employee is not required to perform any duties during the absence “accumulates” and therefore should be accounted for as a liability if the other conditions for recognition in SFAS No. 43 are met. The other conditions in SFAS No. 43 are that the obligation relates to services already rendered, payment is probable, and the amount can be reasonably estimated. Issue 06-2 is effective for fiscal years beginning after December 15, 2006 with early application permitted. The Company does not expect adoption of Issue 06-2 to have a material effect on its results of operations or financial position.

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In June 2006, the EITF reached a consensus with respect to EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” Issue 06-3 permits the presentation of sales and other taxes on either a gross (included in revenues and costs) or net (excluded from revenues) basis and is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, “Disclosures of Accounting Policies.” If reported on a gross basis, the amount of any such taxes should be disclosed in interim and annual financial statements. The effective date is for disclosures presented for interim and annual financial periods beginning after December 15, 2006. The Company does not expect to change its presentation of sales and other taxes, which is currently on a net basis.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measure of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that adoption of FIN 48 may have on its results of operations or financial position.

3.  ACQUISITION

On January 31, 2006, Lab Safety Supply, Inc. (Lab Safety), a wholly owned subsidiary of the Company, acquired substantially all of the assets of Rand Materials Handling Equipment Co. (Rand). Rand is a national catalog distributor of warehouse, storage and packaging supplies. The purchase price was $13.9 million in cash and $2.3 million in assumed liabilities. The estimated goodwill recognized in the transaction amounted to $9.1 million and is expected to be fully deductible for tax purposes. Rand had more than $16 million in sales in 2005. The results of Rand are included in the Company’s consolidated results from the date of acquisition.

4.  INVESTMENTS IN UNCONSOLIDATED ENTITIES

On February 23, 2006, Acklands - Grainger Inc. (Acklands - Grainger), the Company’s Canadian subsidiary, received a Notice of Purchase advising Acklands - Grainger that Uni-Select Inc. was exercising its contractual option to purchase all of Acklands - Grainger’s shares in the USI-AGI Prairies Inc. joint venture. The transaction closed on May 31, 2006 for Canadian $30.3 million (US$27.4 million) resulting in a US$2.3 million pre-tax gain for the Company. The joint venture investment was previously reported in “Investments in Unconsolidated Entities” on the Company’s balance sheet, and for 2006 the Company recognized US$1.1 million in equity income from the joint venture.

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5.  DIVIDEND

On July 26, 2006, the Board of Directors declared a quarterly dividend of 29 cents per share, payable September 1, 2006 to shareholders of record on August 14, 2006.

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

	Six Months Ended June 30,
	2006	2005
	(In thousands of dollars)

Beginning balance	$ 3,763	$ 3,428
Returns	(3,326)	(5,276)
Provision	3,605	5,441
Ending balance	$ 4,042	$ 3,593

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

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands of dollars)

Service cost	$ 2,434	$ 1,894	$ 4,868	$ 3,788
Interest cost	1,900	1,572	3,800	3,144
Expected return on assets	(697)	(625)	(1,395)	(1,250)
Amortization of transition asset	(36)	(36)	(72)	(72)
Amortization of unrecognized losses	726	481	1,452	962
Amortization of prior service cost	(214)	(215)	(429)	(430)
Net periodic benefit costs	$ 4,113	$ 3,071	$ 8,224	$ 6,142

The Company has established a Group Benefit Trust to fund the plan and process benefit payments. The funding of the trust is an estimated amount, which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended. There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC. During the three and six months ended June 30, 2006, the Company contributed $0.7 million, and $1.3 million respectively, to the trust.

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

Segment information has been modified for all periods in order to conform to the new presentation.

Three Months Ended June 30, 2006
	Grainger Branch-based	Acklands - Grainger Branch-based	Lab Safety	Total
(In thousands of dollars)
Total net sales	$ 1,233,574	$ 146,920	$ 103,273	$ 1,483,767
Intersegment net sales	(345)	–	(542)	(887)
Net sales to external customers	$ 1,233,229	$ 146,920	$ 102,731	$ 1,482,880

Segment operating earnings	$ 151,811	$ 3,070	$ 13,472	$ 168,353

Three Months Ended June 30, 2005
	Grainger Branch-based	Acklands - Grainger Branch-based	Lab Safety	Total
(In thousands of dollars)
Total net sales	$ 1,146,819	$ 129,609	$ 97,668	$ 1,374,096
Intersegment net sales	(785)	–	(503)	(1,288)
Net sales to external customers	$ 1,146,034	$ 129,609	$ 97,165	$ 1,372,808

Segment operating earnings	$ 125,505	$ 4,491	$ 13,547	$ 143,543

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Six Months Ended June 30, 2006
	Grainger Branch-based	Acklands - Grainger Branch-based	Lab Safety	Total
(In thousands of dollars)
Total net sales	$ 2,410,715	$ 285,942	$ 207,152	$ 2,903,809
Intersegment net sales	(660)	–	(1,152)	(1,812)
Net sales to external customers	$ 2,410,055	$ 285,942	$ 206,000	$ 2,901,997

Segment operating earnings	$ 284,663	$ 6,948	$ 28,699	$ 320,310

Six Months Ended June 30, 2005
	Grainger Branch-based	Acklands - Grainger Branch-based	Lab Safety	Total
(In thousands of dollars)
Total net sales	$ 2,272,056	$ 246,772	$ 191,151	$ 2,709,979
Intersegment net sales	(1,144)	–	(1,147)	(2,291)
Net sales to external customers	$ 2,270,912	$ 246,772	$ 190,004	$ 2,707,688

Segment operating earnings	$ 235,377	$ 7,767	$ 27,175	$ 270,319

	Grainger Branch-based	Acklands - Grainger Branch-based	Lab Safety	Total
Segment assets:	(In thousands of dollars)
June 30, 2006	$ 1,917,052	$ 417,190	$ 186,959	$ 2,521,201

December 31, 2005	$ 1,821,884	$ 389,855	$ 175,201	$ 2,386,940

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Following are reconciliations of segment information with the consolidated totals per the financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating earnings:	(In thousands of dollars)
Total operating earnings for reportable segments	$ 168,353	$ 143,543	$ 320,310	$ 270,319
Unallocated expenses and eliminations	(23,809)	(17,350)	(41,349)	(31,169)
Total consolidated operating earnings	$ 144,544	$ 126,193	$ 278,961	$ 239,150

	June 30, 2006	December 31, 2005
Assets:	(In thousands of dollars)
Total assets for reportable segments	$ 2,521,201	$ 2,386,940
Unallocated assets	601,626	720,981
Total consolidated assets	$ 3,122,827	$ 3,107,921

Unallocated expenses and unallocated assets primarily relate to the Company headquarters’ support services, which are not part of any business segment. Unallocated expenses include payroll and benefits, depreciation and other costs associated with headquarters-related support services. Unallocated assets include non-operating cash and cash equivalents, certain prepaid expenses and property, buildings and equipment – net. The unallocated expense increase was primarily driven by the expensing of stock options due to the adoption of SFAS No. 123R and higher profit sharing accruals.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Item 2.

Overview

General

Grainger is a leading broad-line supplier of facilities maintenance products and provides services and related information. Grainger distributes a wide range of products used by businesses and institutions to maintain and repair their facilities and equipment. Grainger uses a multichannel business model to provide customers with a range of options for finding and purchasing products through a network of branches, field sales representatives, call centers, direct marketing media and the Internet. Grainger serves customers through a network of 596 branches, 18 distribution centers and multiple Web sites.

Grainger has revised its segment disclosure included in Note 8 to the Condensed Consolidated Financial Statements from two reportable segments to three reportable segments. The three reportable segments are Grainger Branch-based,

Acklands – Grainger Branch-based and Lab Safety. Grainger Branch-based is an aggregation of the following business units: Industrial Supply, Grainger, S.A. de C.V. (Mexico), Grainger Caribe Inc. (Puerto Rico) and China. Acklands – Grainger is the Company’s Canadian branch-based distribution business. Lab Safety is a direct marketer of safety and other industrial products. Segment information has been modified for all periods in order to conform to the new presentation.

Business Environment

Several economic factors and industry trends shape Grainger’s business environment. Grainger’s sales tend to correlate positively with production growth, particularly manufacturing output, as well as growth in non-farm payrolls. According to the Federal Reserve, overall industrial production in June of 2006 was 4.5% above June of 2005. Manufacturing output was 5.7% above June of 2005, although manufacturing employment levels were essentially flat. Non-farm employment levels grew 1.4% since June of 2005. Grainger’s sales to the heavy manufacturing customer sector continue to show improvement over the prior year, reflecting the strength in industrial production. Current economic growth projections by Consensus Forecast–USA for 2006 industrial production and GDP are 4.2% and 3.4%, respectively.

For the first six months of 2006, the Company had approximately $33.1 million of capital expenditures related to its U.S. branch network and information technology systems. The upgraded SAP system was installed in the U.S. branch-based businesses effective January 30, 2006. Installation in other business units is scheduled for 2008 and beyond.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability

Effective January 1, 2006, Grainger adopted SFAS No. 123R, “Share-Based Payment”, for the accounting of employee stock-based compensation. The effect of the adoption was approximately a $0.05 and $0.08 earnings per share reduction for the three months and six months ended June 30, 2006, respectively.

As a result of recent system enhancements in 2006, second quarter earnings benefited $0.05 per share due to changes in the timing of certain inventory-related transactions and estimates that would have been recorded in the fourth quarter of 2006 if the prior system had been used. The six month benefit was $0.10 per share.

Grainger’s operating results for the six months of 2006 include the operating results of Rand Materials Handling Equipment Co. (Rand) from the acquisition date of January 31, 2006. Rand’s results are included in the Lab Safety segment.

Results of Operations – Three Months Ended June 30, 2006

The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Three Months Ended June 30,
	Items in Condensed Consolidated Statements of Earnings

	As a Percent of Net Sales		Percent Increase
	2006	2005
Net sales	100.0%	100.0%	8.0%
Cost of merchandise sold	60.7	61.6	6.4
Gross profit	39.3	38.4	10.7
Operating expenses	29.6	29.2	9.4
Operating earnings	9.7	9.2	14.5
Other income	0.6	0.2	198.4
Income taxes	4.0	3.5	24.8
Net earnings	6.3	5.9	14.9

Grainger’s net sales of $1,482.9 million in the second quarter of 2006 increased 8.0% compared with sales of $1,372.8 million for the comparable 2005 quarter. Second quarter 2006 sales benefited from the economy, ongoing strategic initiatives and a favorable Canadian exchange rate. Partially offsetting these improvements was the negative effect of the wind-down of low margin integrated supply and automotive contracts and the negative effect from the timing of the Easter holiday, which fell into the second quarter of 2006 versus the first quarter of 2005. Net sales increased in all three segments of the business.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The gross profit margin improved 0.9 percentage point to 39.3% for the second quarter of 2006 from 38.4% in the comparable period of 2005. Contributing to the gross profit margin improvement were positive inflation recovery, the positive effect of selling price category mix and a change in the timing of certain inventory-related transactions and estimates. Partially offsetting these improvements were higher operating expenses in each segment and at headquarters. Operating expenses of $438.8 million in 2006 increased 9.4% over the prior year, driven by payroll and benefits, primarily the result of increased headcount, higher stock-based compensation due to the adoption of SFAS No. 123R and higher profit sharing accruals, and to increased advertising expenses. Partially offsetting these increases were lower market expansion costs, primarily the result of 2006 gains on sales of branch facilities of $6.3 million. Operating earnings for the second quarter of 2006 totaled $144.5 million, an increase of 14.5% over the second quarter of 2005.

Net earnings for the second quarter of 2006 increased by 14.9% to $93.7 million from $81.6 million in 2005. Diluted earnings per share of $1.02 in the second quarter of 2006 were 14.6% higher than the $0.89 for the second quarter of 2005. The growth in net earnings for the quarter resulted from the improvement in operating earnings and higher other income, partially offset by a higher tax rate for the Company.

Segment Analysis

The following comments at the segment level refer to external and intersegment net sales. Comments at the business unit level include external and inter- and intrasegment net sales. See Note 8 to the Condensed Consolidated Financial Statements.

Grainger Branch-based

In the second quarter of 2006, net sales of $1,233.6 million increased by 7.6% compared to net sales of $1,146.8 million in the second quarter of 2005. Sales in the United States were up 7.6%, with growth in all customer end markets, led by the heavy manufacturing and government sectors. Sales were positively affected by 1 percentage point due to higher sales of seasonal products. Product line expansion contributed approximately 1 percentage point to the growth in the segment. The wind-down of the Company’s low margin integrated supply and automotive contracts reduced sales growth by approximately 2 percentage points. Also negatively impacting sales was the timing of the Easter holiday, which fell into the second quarter of 2006 versus the first quarter of 2005.

Market expansion contributed approximately 2 percentage points to the sales growth for the segment. Results for the market expansion program were as follows:

	2006 Second Quarter
	Sales Increase	Percent Complete
Phase 1 (Atlanta, Denver, Seattle)	14%	100%
Phase 2 (Four markets in Southern California)	14%	95%
Phase 3 (Houston, St. Louis, Tampa)	15%	85%
Phase 4 (Baltimore, Cincinnati, Kansas City, Miami, Philadelphia, Washington D.C.)	9%	75%

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Sales in Mexico increased 16.5% in the second quarter of 2006 versus 2005, driven by an expanded telesales operation, a new branch in Santa Catarina and an expanded presence in Tijuana, supported by a strong economy. In local currency, sales were up 18.9%.

The gross profit margin for the segment increased 1.1 percentage points in the 2006 quarter over the comparable quarter of 2005, driven by positive inflation recovery, a positive change in selling price category mix and changes in the timing of certain inventory-related transactions and estimates. A major driver in the improvement in selling price category mix was the reduction of sales related to low margin integrated supply and automotive contracts. As a result of recent system enhancements in 2006, gross profit margins benefited from an improved methodology to capture data related to certain inventory transactions and estimates. Under the old system these quarterly inventory adjustments would have been recorded in the fourth quarter of 2006.

Operating expenses were up 6.5% in the quarter. The operating expense growth was primarily driven by higher payroll and benefits costs due to increased headcount, higher stock-based compensation due to the adoption of SFAS No. 123R and higher accruals for profit sharing and to increased advertising expenses. Partially offsetting these increases were lower market expansion costs, primarily the result of gains on sales of branch facilities.

Operating earnings of $151.8 million for the second quarter of 2006 increased 21.0% over the $125.5 million for the second quarter of 2005. The earnings improvement resulted from higher sales, improved gross profit margins, and operating expenses which grew at a slower rate than sales.

Acklands – Grainger Branch-based (Canada)

Net sales in Canada in the second quarter of 2006 were 13.4% higher than the comparable quarter of 2005 including the effect of a favorable exchange rate. In local currency, sales increased 2.2%.

The gross profit margin increased 0.7 percentage point in the 2006 quarter over the second quarter of 2005. Contributing to the improvement was positive inflation recovery, partially offset by higher freight costs.

Operating expenses for Canada were up 21.3% in the quarter primarily driven by payroll and benefits due to increased headcount, higher severance costs as a result of a leadership change and higher information technology costs.

Operating earnings of $3.1 million in the second quarter of 2006 were down $1.4 million or 31.7% due to higher operating expenses, partially offset by increased sales and a higher gross profit margin.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Lab Safety

Net sales at Lab Safety were $103.3 million for the second quarter of 2006, an increase of $5.6 million, or 5.7%, when compared with $97.7 million for the same period in 2005. The sales growth included the benefit of incremental sales from Rand, acquired on January 31, 2006. Excluding Rand, sales increased 1.6%.

The gross profit margin decreased 0.2 percentage point for the second quarter of 2006 from the second quarter of 2005.

Operating expenses of $30.1 million were $2.2 million, or 8.0%, higher in the quarter due to higher healthcare costs and incremental costs associated with the acquisition of Rand.

Operating earnings of $13.5 million in the second quarter of 2006 were flat versus 2005. Increased sales were offset by a lower gross profit margin and higher operating expenses.

Other Income and Expense

Other income and expense was income of $8.3 million in the second quarter of 2006 compared with $2.8 million in the second quarter of 2005. The following table summarizes the components of other income and expense:

	Three Months Ended June 30,
	2006	2005
	(In thousands of dollars)
Other income and (expense):
Interest income (expense) – net	$ 4,879	$ 1,964
Equity in income of unconsolidated entities	862	890
Gain on sale of unconsolidated entity	2,291	–
Unclassified – net	293	(64)
Total other income and (expense)	$ 8,325	$ 2,790

The improvement in other income and expense was primarily attributable to higher interest income and the gain on the sale of Acklands – Grainger’s interest in the USI-AGI Prairies joint venture. The increase in interest income in 2006 was the result of higher average cash balances and higher interest rates.

Income Taxes

Grainger’s effective tax rate was 38.7% and 36.7% for the second quarter of 2006 and 2005, respectively. Excluding the effect of equity in income of unconsolidated entities, which is recorded net of tax, the effective income tax rate was 38.9% for the second quarter of 2006 and 37.0% for the second quarter of 2005. The full year 2005 rate was 35.0% and benefited from a favorable revision to the estimate of income taxes for various state and local tax jurisdictions and the resolution of certain federal and state tax contingencies.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Six Months Ended June 30, 2006

The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Six Months Ended June 30,
	Items in Condensed Consolidated Statements of Earnings

	As a Percent of Net Sales		Percent Increase
	2006	2005
Net sales	100.0%	100.0%	7.2%
Cost of merchandise sold	60.2	62.1	4.0
Gross profit	39.8	37.9	12.4
Operating expenses	30.2	29.1	11.2
Operating earnings	9.6	8.8	16.6
Other income	0.5	0.2	178.3
Income taxes	3.9	3.3	26.0
Net earnings	6.2	5.7	16.6

Grainger’s net sales of $2,902.0 million in the first six months of 2006 increased 7.2% compared with sales of $2,707.7 million for the comparable 2005 period. First half 2006 sales benefited from the economy, ongoing strategic initiatives and a favorable Canadian exchange rate. Partially offsetting these improvements was the negative effect of the wind-down of low margin integrated supply and automotive contracts. Net sales increased in all three segments of the business.

The gross profit margin for the six months ended June 30, 2006 improved 1.9 percentage points to 39.8% from 37.9% in the comparable period of 2005. Contributing to the gross profit margin improvement were positive inflation recovery, the positive effect of selling price category mix and a change in the timing of certain inventory-related transactions and estimates. Partially offsetting these improvements were higher operating expenses in each segment and at headquarters. Operating expenses of $874.7 million in 2006 increased 11.2% over the prior year, driven by payroll and benefits, primarily the result of increased headcount, higher stock-based compensation due to the adoption of SFAS No. 123R and higher profit sharing accruals. Also contributing were increased advertising expenses and higher market expansion costs, partially offset by 2006 gains on sales of branch facilities of $6.3 million. Operating earnings for the six months ended June 30, 2006 totaled $279.0 million, an increase of 16.6% over the first six months of 2005.

Net earnings for the six months ended June 30, 2006 increased by 16.6% to $180.0 million from $154.4 million in 2005. Diluted earnings per share of $1.95 in the first half of 2006 were 16.1% higher than the $1.68 for the first half of 2005. The growth in net earnings for the quarter resulted from the improvement in operating earnings and higher other income, partially offset by a higher tax rate for the Company.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Segment Analysis

The following comments at the segment level refer to external and intersegment net sales. Comments at the business unit level include external and inter- and intrasegment net sales. See Note 8 to the Condensed Consolidated Financial Statements.

Grainger Branch-based

Net sales of $2,410.7 million increased by 6.1% in the first six months of 2006 compared to net sales of $2,272.1 million in the first six months of 2005. Sales in the United States were up 6.1%, with growth in all customer end markets, led by the government, reseller and heavy manufacturing sectors. The wind-down of the Company’s low margin integrated supply and automotive contracts reduced sales growth by approximately 2 percentage points.

Market expansion contributed approximately 2 percentage points to the sales growth for the segment. Results for the market expansion program were as follows:

	2006 Year-to-Date
	Sales Increase	Percent Complete
Phase 1 (Atlanta, Denver, Seattle)	12%	100%
Phase 2 (Four markets in Southern California)	13%	95%
Phase 3 (Houston, St. Louis, Tampa)	14%	85%
Phase 4 (Baltimore, Cincinnati, Kansas City, Miami, Philadelphia, Washington D.C.)	8%	75%

Sales in Mexico increased 19.5% in the first half of 2006 versus 2005. In local currency, sales were up 17.9% driven by an improving economy, an expanded telesales operation and increased direct marketing efforts.

The gross profit margin increased 2.2 percentage points in the first half of 2006 over the comparable 2005 period, driven by positive inflation recovery, a positive change in selling price category mix and changes in the timing of certain inventory-related transactions and estimates. A major driver in the improvement in selling price category mix was the reduction of sales related to lower margin integrated supply and automotive contracts. As a result of recent system enhancements in 2006, gross profit margins benefited from more timely data related to certain inventory transactions and estimates that would have been recorded in the fourth quarter of 2006 had the prior system been used.

Operating expenses were up 9.0% for the six months ended June 30, 2006. The operating expense growth was primarily driven by higher payroll and benefits costs due to increased headcount, higher stock-based compensation due to the adoption of SFAS No. 123R, higher accruals for profit sharing, and increased advertising expenses and market expansion costs.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Operating earnings of $284.7 million for the first half of 2006 increased 20.9% over the $235.4 million for the first half of 2005. The earnings improvement resulted from higher sales and improved gross profit margins, partially offset by operating expenses, which grew at a faster rate than sales.

Acklands – Grainger Branch-based (Canada)

Net sales of $285.9 million increased by 15.9% in the first six months of 2006 compared to 2005 net sales of $246.8 million, including the effect of a favorable exchange rate. In local currency, sales increased 6.7% due to a stronger economy, improved branch presence, and higher sales to the oil and gas sectors.

The gross profit margin increased 0.6 percentage point in the first half of 2006 over the first half of 2005. Contributing to the improvement was positive inflation recovery, partially offset by higher freight costs.

Operating expenses for Canada were up 20.9% in the first six months of 2006, primarily driven by payroll and benefits due to increased headcount, higher severance costs as a result of a leadership change and higher information technology costs.

Operating earnings of $6.9 million in the first six months of 2006 were down 10.5% from the $7.8 million in 2005 due to higher operating expenses, partially offset by increased sales and a higher gross profit margin.

Lab Safety

Net sales at Lab Safety were $207.2 million for the first six months of 2006, an increase of $16.0 million, or 8.4%, when compared with $191.2 million for the same period in 2005. The sales growth included the benefit of incremental sales from Rand, acquired on January 31, 2006, as well as strong sales to the manufacturing sector. Excluding Rand, sales increased 4.8%.

The gross profit margin was flat for the first half of 2006 compared to the 2005 period.

Operating expenses of $60.1 million were $5.4 million, or 9.8%, higher in the first six months of 2006 due to higher healthcare costs and incremental costs associated with the acquisition of Rand.

Operating earnings of $28.7 million for the first six months of 2006 were up 5.6% over 2005, resulting from increased sales, partially offset by higher operating expenses.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Other Income and Expense

Other income and expense was income of $14.3 million in the first half of 2006 compared with $5.1 million in the first half of 2005. The following table summarizes the components of other income and expense:

	Six Months Ended June 30,
	2006	2005
	(In thousands of dollars)
Other income and (expense):
Interest income (expense) – net	$ 9,745	$ 3,921
Equity in income of unconsolidated entities	2,069	1,310
Gain on sale of unconsolidated entity	2,291	–
Unclassified – net	170	(102)
Total other income and (expense)	$ 14,275	$ 5,129

The improvement in other income and expense was primarily attributable to the combination of higher interest income and the gain on the sale of Acklands – Grainger’s interest in the USI-AGI Prairies joint venture. The increase in interest income in 2006 was the result of higher average cash balances and higher interest rates.

Income Taxes

Grainger’s effective tax rate was 38.6% and 36.8% for the first six months of 2006 and 2005, respectively. Excluding the effect of equity in income of unconsolidated entities, which is recorded net of tax, the effective income tax rate was 38.9% for the first half of 2006 and 37.0% for 2005. The full year 2005 rate was 35.0% and benefited from a favorable revision to the estimate of income taxes for various state and local tax jurisdictions and the resolution of certain federal and state tax contingencies.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Financial Condition

For the six months ended June 30, 2006, working capital of $1,327.2 million increased by $56.3 million when compared to $1,270.9 million at December 31, 2005. The ratio of current assets to current liabilities was 3.0 at June 30, 2006, versus 2.7 at December 31, 2005.

Net cash provided by operating activities was $100.5 million and $114.6 million for the six months ended June 30, 2006 and 2005, respectively. Net cash flows from operating activities serve as the Company’s primary source to fund its growth initiatives. Contributing to cash flows from operations were net earnings in the first six months ended June 30, 2006 of $180.0 million and the change in non-cash items such as stock-based compensation accruals and depreciation and amortization. Partially offsetting these amounts were Changes in operating assets and liabilities – net of business acquisitions, which resulted in a net use of cash of $133.3 million for the first six months of 2006. The principal operating uses of cash were increases in accounts receivable and a reduction of other current liabilities. The increase in receivables was due to a higher sales volume and an increase in days sales outstanding. Other current liabilities declined primarily due to the timing of annual cash payments for profit sharing and bonuses.

Net cash used in investing activities was $44.0 million and $89.8 million for the six months ended June 30, 2006 and 2005, respectively. In the first half of 2006, Grainger continued funding the Company’s growth initiatives with the purchase of Rand and its ongoing investment in the market expansion program. The cash portion of the Rand purchase price was $13.9 million. Rand is included as part of the Lab Safety segment. Cash expended for additions to property, buildings, equipment and capitalized software was $64.0 million in the first six months of 2006 versus $77.2 million in the first six months of 2005. In the second quarter of 2006, Acklands – Grainger’s interest in the USI-AGI Prairies joint venture was sold for $27.4 million in cash.

Net cash used in financing activities was $148.6 million and $127.9 million for the six months ended June 30, 2006 and 2005, respectively. Purchases of treasury stock were $47.4 million higher in the first six months of 2006 as Grainger repurchased 2,044,900 shares compared with 1,840,400 shares in the first six months of 2005. As of June 30, 2006, approximately 2.6 million shares of common stock remained available under Grainger’s repurchase authorization. Dividends paid to shareholders were $47.7 million and $39.7 million for the first half of 2006 and 2005, respectively. Partially offsetting these financing cash outlays were proceeds and excess tax benefits realized from stock options exercised of $49.2 million in 2006 versus proceeds of $14.6 million in 2005.

Grainger maintains a debt ratio and liquidity position that provide flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit. Total debt as a percent of total capitalization was 0.4% at both June 30, 2006 and December 31, 2005.

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

Forward-Looking Statements

This document may contain forward-looking statements under the federal securities laws. The forward-looking statements relate to Grainger’s expected future financial results and business plans, strategies and objectives and are not historical facts. They are often identified by qualifiers such as “will,” “believes,” “intends,” “expect,” “expected,” “anticipate,” “estimated,” “assumption,” “may,” “contingent,” “projection,” “percent complete,” “scheduled,” “goals,” “target,” “trends” or similar expressions. There are risks and uncertainties the outcome of which could cause Grainger’s results to differ materially from what is projected.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Grainger’s internal control over financial reporting that occurred during the second quarter, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

W.W. Grainger, Inc. and Subsidiaries

PART II – OTHER INFORMATION

Items 1, 1A, 3, 4 and 5 not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – Second Quarter

Period	Total Number of Shares Purchased	Average Price Paid per Share (A)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (B)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

April 1 – April 30	–	$ –	–	4,214,900	shares

May 1 – May 31	757,200	$ 73.65	757,200	3,457,700	shares

June 1 – June 30	826,300	$ 70.72	826,300	2,631,400	shares

Total	1,583,500	$ 72.12	1,583,500

(A)	Average price paid per share includes any commissions paid. Activity is reported on a trade date basis.
(B)

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

W.W. Grainger, Inc. and Subsidiaries

Item 6. Exhibits
(a)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)
	(10)	Material Contracts
(a) 1990 Long Term Stock Incentive Plan, as amended
(b) 2001 Long Term Stock Incentive Plan, as amended
(c) Director Stock Plan, as amended
(d) 2005 Incentive Plan, as amended
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

W.W. Grainger, Inc.
(Registrant)
Date: August 1, 2006	By:	/s/ P. O. Loux
P. O. Loux, Senior Vice President, Finance and Chief Financial Officer
Date: August 1, 2006	By:	/s/ J. E. Andringa
J. E. Andringa, Vice President and Controller