Form 10-Q
period 2006-09-30
GRAINGER W W INC
filed 2006-11-02
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ”accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check One):

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

There were 86,037,276 shares of the Company’s Common Stock outstanding as of September 30, 2006.

TABLE OF CONTENTS		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the Three Months and Nine Months Ended September 30, 2006 and September 30, 2005	3

	Condensed Consolidated Statements of Comprehensive Earnings for the Three Months and Nine Months Ended September 30, 2006 and September 30, 2005	4

	Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	5 - 6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and September 30, 2005	7 - 8

	Notes to Condensed Consolidated Financial Statements	9 - 21

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	22 – 32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 5.	Other Information	34 - 35

Item 6.	Exhibits	36

Signatures		37

EXHIBITS

Exhibit 11	Computations of Earnings Per Share

Exhibits 31 & 32	Certifications

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands of dollars, except for per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net sales	$ 1,519,499	$ 1,428,342	$ 4,421,496	$ 4,136,030

Cost of merchandise sold	920,412	880,180	2,668,777	2,561,863

Gross profit	599,087	548,162	1,752,719	1,574,167

Warehousing, marketing and administrative expenses	447,774	412,280	1,322,445	1,199,135

Operating earnings	151,313	135,882	430,274	375,032

Other income and (expense):
Interest income	5,571	3,263	16,311	8,112
Interest expense	(485)	(453)	(1,480)	(1,381)
Equity in income of unconsolidated entities	480	811	2,549	2,121
Gain on sale of unconsolidated entity	–	–	2,291	–
Unclassified – net	(75)	(123)	95	(225)
Total other income and (expense)	5,491	3,498	19,766	8,627

Earnings before income taxes	156,804	139,380	450,040	383,659

Income taxes	52,310	51,271	165,574	141,169

Net earnings	$ 104,494	$ 88,109	$ 284,466	$ 242,490

Earnings per share:
Basic	$ 1.20	$ 0.98	$ 3.21	$ 2.70

Diluted	$ 1.16	$ 0.97	$ 3.11	$ 2.65

Weighted average number of shares outstanding:
Basic	87,258,559	89,064,690	88,746,312	89,649,866

Diluted	89,682,032	91,130,323	91,423,719	91,556,816

Cash dividends paid per share	$ 0.29	$ 0.24	$ 0.82	$ 0.68

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands of dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net earnings	$ 104,494	$ 88,109	$ 284,466	$ 242,490

Other comprehensive earnings (losses):

Foreign currency translation adjustments, net of tax benefit (expense) of $70, $(2,743), $(2,160), and $(1,660), respectively	184	14,445	10,938	9,308

Comprehensive earnings	$ 104,678	$ 102,554	$ 295,404	$ 251,798

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except for per share amounts)

(Unaudited)

ASSETS	Sept. 30, 2006	Dec. 31, 2005
CURRENT ASSETS
Cash and cash equivalents	$ 427,354	$ 544,894
Marketable securities	13,234	–
Accounts receivable (less allowances for doubtful
accounts of $18,590 and $18,401, respectively)	610,762	518,625
Inventories	772,121	791,212
Prepaid expenses and other assets	46,958	54,334
Deferred income taxes	72,723	88,803
Total current assets	1,943,152	1,997,868

PROPERTY, BUILDINGS AND EQUIPMENT	1,808,396	1,719,651
Less accumulated depreciation and amortization	1,013,941	949,026
Property, buildings and equipment – net	794,455	770,625

DEFERRED INCOME TAXES	16,690	4,373

INVESTMENTS IN UNCONSOLIDATED ENTITIES	7,706	25,155

GOODWILL	197,486	182,726

OTHER ASSETS AND INTANGIBLES – NET	123,431	127,174

TOTAL ASSETS	$ 3,082,920	$ 3,107,921

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands of dollars, except for per share amounts)

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY	Sept. 30, 2006	Dec. 31, 2005

CURRENT LIABILITIES
Current maturities of long-term debt	$ 4,590	$ 4,590
Trade accounts payable	344,976	319,254
Accrued contributions to employees’ retirement plans	99,481	106,825
Accrued expenses	235,967	271,741
Income taxes	17,256	24,554
Total current liabilities	702,270	726,964

LONG-TERM DEBT (less current maturities)	4,895	4,895

DEFERRED INCOME TAXES	6,826	7,019

ACCRUED EMPLOYMENT-RELATED BENEFITS COSTS	92,382	80,067

SHAREHOLDERS’ EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	–	–
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,657,938 and 109,667,938 shares, respectively	54,829	54,834
Additional contributed capital	504,239	451,578
Retained earnings	2,933,433	2,722,103
Unearned restricted stock compensation	(35,406)	(17,280)
Accumulated other comprehensive earnings	38,020	27,082
Treasury stock, at cost – 23,620,662 and 19,952,297 shares, respectively	(1,218,568)	(949,341)

Total shareholders’ equity	2,276,547	2,288,976

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 3,082,920	$ 3,107,921

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$ 284,466	$ 242,490
Provision for losses on accounts receivable	3,047	3,077
Deferred income taxes	1,410	18,426
Depreciation and amortization:
Property, buildings and equipment	71,568	70,742
Capitalized software and other intangibles	12,804	8,607
Stock-based compensation	27,380	7,441
Tax benefit of stock incentive plans	4,624	7,203
Net gains on sales of property, buildings and equipment	(7,673)	(3,795)
Gain on sale of unconsolidated entity	(2,291)	–
Equity in income of unconsolidated entities	(2,549)	(2,121)
Change in operating assets and liabilities – net of business acquisitions:
(Increase) in accounts receivable	(92,428)	(67,125)
(Increase) decrease in inventories	24,357	(44,078)
(Increase) decrease in prepaid expenses	7,608	(897)
Increase in trade accounts payable	22,460	43,759
(Decrease) in other current liabilities	(44,580)	(9,769)
Increase (decrease) in current income taxes payable	(7,333)	398
Increase in accrued employment-related benefit costs	12,314	10,445
Other – net	(2,202)	(1,227)

Net cash provided by operating activities	312,982	283,576

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment – net of dispositions	(85,561)	(72,005)
Additions to capitalized software	(5,167)	(34,293)
Net cash paid for business acquisitions	(13,859)	(24,723)
Purchase of marketable securities	(13,062)	–
Proceeds from sale of unconsolidated entity	27,413	–
Other – net	(1,714)	3,448

Net cash used in investing activities	(91,950)	(127,573)

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	$ 47,251	$ 39,558
Excess tax benefits from stock-based compensation	5,954	–
Purchase of treasury stock	(319,163)	(118,198)
Cash dividends paid	(73,136)	(61,164)

Net cash used in financing activities	(339,094)	(139,804)

Exchange rate effect on cash and cash equivalents	522	975

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(117,540)	17,174

Cash and cash equivalents at beginning of year	544,894	429,246

Cash and cash equivalents at end of period	$ 427,354	$ 446,420

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BACKGROUND AND BASIS OF STATEMENT PRESENTATION

W.W. Grainger, Inc. distributes facilities maintenance products and provides services and related information used by businesses and institutions in Canada, China, Mexico and the United States. In this report, the words “Company” or “Grainger” mean W.W. Grainger, Inc. and its subsidiaries.

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

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recorded pretax compensation expense of $4.0 million ($2.4 million net of tax, or $0.03 per diluted share) for the three months ended September 30, 2006 and $16.1 million ($9.8 million net of tax, or $0.11 per diluted share) for the nine months ended September 30, 2006, related to the expensing of the Company’s non-qualified stock options. If the tax deductions realized in the Company’s income tax return exceed the amount of cumulative compensation costs recognized in the financial statements, the excess tax benefit is recorded as an increase to additional paid in capital. For the nine months ended September 30, 2006, $6.0 million of excess tax benefits were realized and reflected as a source of cash from financing activities in the condensed consolidated statements of cash flows. If SFAS No. 123R had not been adopted, this $6.0 million would have been reflected as a source of cash from operating activities.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for 2005. For the purposes of the pro forma disclosure, the value of options was estimated using a Black-Scholes option-pricing model.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
(In thousands of dollars, except for per share amounts)

Net earnings, as reported	$ 88,109	$ 242,490
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax	(3,751)	(13,639)
Add: Stock-based employee compensation cost, net of related tax, included in net earnings, as reported	1,450	5,284
Net earnings, pro forma	$ 85,808	$ 234,135

Earnings per share:
Basic – as reported	$ 0.98	$ 2.70
Basic – pro forma	$ 0.96	$ 2.61
Diluted – as reported	$ 0.97	$ 2.65
Diluted – pro forma	$ 0.94	$ 2.54

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company maintains stock incentive plans under which the Company may grant a variety of incentive awards to employees and Directors. Shares of common stock were authorized for issuance under the plans in connection with awards of nonqualified stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards. As of September 30, 2006, restricted stock, restricted stock units, performance shares and non-qualified stock options have been granted.

In 2005, the shareholders of the Company approved the 2005 Incentive Plan (“Plan”) which replaced all prior active plans (“Prior Plans”). Awards previously granted under Prior Plans will remain outstanding in accordance with their terms but no new awards are allowed. The Plan authorizes the granting of options to purchase shares at a price of not less than 100% of the closing market price on the last trading day preceding the date of grant. All options expire no later than ten years after the date of grant. A total of 9.5 million shares of common stock have been reserved for issuance under the Plan. As of September 30, 2006, there were 5,947,926 shares available for grant under the Plan.

Options

Option awards are granted with an exercise price equal to the closing market price of the Company’s stock on the last trading day preceding the date of grant. Generally the options vest over three years and expire ten years from the grant date.

Stock option transactions for the nine months ended September 30, 2006 are summarized as follows:

	Shares Subject to Option	Weighted Average Price Per Share	Options Exercisable

Outstanding at December 31, 2005	8,691,840	$ 48.37	4,572,250
Granted	1,416,800	$ 75.88
Exercised	(1,031,714)	$ 45.80
Canceled or expired	(196,530)	$ 56.93
Outstanding at September 30, 2006	8,880,396	$ 52.83	4,985,696

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information about stock options outstanding and exercisable as of September 30, 2006, is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average Exercise Price
Range of Exercise Prices	Number	Remaining Contractual Life	Exercise Price	Number

$30.88– $44.91	1,964,908	4.1 years	$40.33	1,694,568	$40.78
$44.92– $51.69	2,192,292	5.0 years	$47.37	2,039,932	$47.32
$51.70– $54.45	1,976,296	8.0 years	$53.15	114,421	$53.56
$54.46– $76.61	2,746,900	7.8 years	$65.89	1,136,775	$54.69
	8,880,396	6.3 years	$52.83	4,985,696	$46.92

The weighted average fair value of the stock options granted during 2005 was $13.36. The fair value of each option granted in the first nine months of 2005, based on a Black-Scholes valuation model, used the following assumptions:

Nine Months Ended September 30, 2005
Risk-free interest rate	4.1%
Expected life	7 years
Expected volatility	20.1%
Expected dividend yield	1.8%

Effective January 1, 2006, the Company adopted a binomial lattice model for the valuation of stock options. The weighted average fair value of options granted in the first nine months of 2006, using the binomial lattice model, was $18.91. The fair value of each option granted in the first nine months of 2006, based on the binomial lattice model, used the following assumptions:

Nine Months Ended September 30, 2006
Risk-free interest rate	4.9%
Expected life	6 years
Expected volatility	23.9%
Expected dividend yield	1.5%

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash received from options exercised in the nine months ended September 30, 2006 and 2005 was $47.3 million and $39.6 million, respectively. The actual tax benefits realized for the tax deductions from options exercised totaled $10.6 million and $7.2 million for the nine months ended September 30, 2006 and 2005, respectively. The total intrinsic value of options exercised was $16.3 million and $12.8 million for the nine months ended September 30, 2006 and 2005, respectively.

Performance Shares

On February 22, 2006, the Company awarded performance-based shares to certain executives. Receipt of Company stock is contingent upon the Company meeting sales growth and return on invested capital (ROIC) performance goals. Each participant was granted a base number of shares. At the end of the first year performance period (fiscal 2006), the number of shares granted will increase, decrease or remain the same based upon actual Company sales growth versus target sales growth. The shares, as determined at the end of 2006, will be issued at the end of the third year (fiscal 2008) if the Company’s ROIC target is achieved for the three-year performance period. The base number of shares granted for 2006 was 56,400. The amount expensed for the three months and nine months ended September 30, 2006 was $0.2 million and $0.7 million, respectively, based upon the number of shares projected to be earned at the end of the performance year. Amounts expensed will be periodically adjusted to reflect the most current projection of the achievement of performance goals.

Performance share value is based upon closing market prices on the last trading day preceding the date of award and is charged to earnings on a straight-line basis over the three-year period. Holders of performance shares are entitled to receive cash payments equivalent to cash dividends after the end of the first year performance period. If the performance shares vest, they will be settled by the issuance of Company common stock certificates in exchange for the performance shares on a one-for-one basis.

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

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes restricted stock and RSU activity for the nine months ended September 30, 2006:

	Restricted Stock	Restricted Stock Units

Units outstanding December 31, 2005	270,000	717,450
Issuances	–	362,800
Cancellations	(10,000)	(16,650)
Vested/Settlements	(15,000)	(19,050)
Units outstanding September 30, 2006	245,000	1,044,550

Weighted average value of issuances	N/A	$75.96
Compensation expense	$0.7 million	$9.8 million

Director Stock Awards

The Company provides nonemployee members of the Board of Directors with deferred stock unit grants. The number of shares covered by each grant is equal to $60,000 divided by the fair market value of a share of common stock at the time of the grant, rounded up to the next ten-share increment. The Company also awards stock units in connection with elective deferrals of director fees and dividend equivalents on existing stock units. A stock unit is the economic equivalent of a share of common stock. Deferred fees and dividend equivalents on existing stock units are converted into stock units on the basis of the market value of the stock at the relevant times. Payment of the value of stock units is scheduled to be made after termination of service as a director. As of September 30, 2006, there were eleven nonemployee directors who held stock units. The Company recognizes income or (expense) for the change in value of equivalent stock units.

The following table summarizes activity for Director stock units for the nine months ended September 30, 2006 (dollars in thousands):

	Units	Dollars

Balance December 31, 2005	51,977	$ 3,696
Dividends	658	46
Deferred Fees/Grants	14,781	1,124
Retirement Distributions	(6,481)	(461)
Unit Appreciation	–	(321)
Balance September 30, 2006	60,935	$ 4,084

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

For all nonvested share-based compensation arrangements granted to employees and Directors under the Plan, there was $61.5 million of total unrecognized compensation as of September 30, 2006. That cost is expected to be recognized over the weighted-average period of 1.9 years.

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

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus with respect to EITF Issue 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences.” Under Issue 06-2, an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement in which the employee is not required to perform any duties during the absence “accumulates” and therefore should be accounted for as a liability if the other conditions for recognition in SFAS No. 43 are met. The other conditions in SFAS No. 43 are that the obligation relates to services already rendered, payment is probable and the amount can be reasonably estimated. Issue 06-2 is effective for fiscal years beginning after December 15, 2006 with early application permitted. The Company does not expect adoption of Issue 06-2 to have a material effect on its results of operations or financial position.

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

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measure of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that adoption of FIN No. 48 may have on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact adoption may have on its results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132R.” SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. SFAS No. 158 requires funded status changes of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of net periodic benefit costs. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company will adopt SFAS No. 158 during the fourth quarter of 2006. The Company is currently evaluating the impact that adoption of SFAS No. 158 may have on its results of operations and financial condition.

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

3.	ACQUISITION

On January 31, 2006, Lab Safety Supply, Inc. (Lab Safety), a wholly owned subsidiary of the Company, acquired substantially all of the assets of Rand Materials Handling Equipment Co. (Rand). Rand is a national catalog distributor of warehouse, storage and packaging supplies. The purchase price was $13.9 million in cash and $2.3 million in assumed liabilities. The goodwill recognized in the transaction amounted to $9.9 million and is expected to be fully deductible for tax purposes. Rand had more than $16 million in sales in 2005. The results of Rand are included in the Company’s consolidated results from the date of acquisition.

4.	MARKETABLE SECURITIES

The Company’s investments in marketable securities consist of commercial paper to be held to maturity. The investments are issued from high credit quality issuers. The marketable securities are recorded at cost which is considered to approximate fair value. These investments have an original maturity date of more than 90 days.

5.	INVESTMENTS IN UNCONSOLIDATED ENTITIES

On February 23, 2006, Acklands - Grainger Inc. (Acklands - Grainger), the Company’s Canadian subsidiary, received a Notice of Purchase advising Acklands - Grainger that Uni-Select Inc. was exercising its contractual option to purchase all of Acklands - Grainger’s shares in the USI-AGI Prairies Inc. joint venture. The transaction closed on May 31, 2006 for Canadian $30.3 million (US$27.4 million) resulting in a US$2.3 million pre-tax gain for the Company. The joint venture investment was previously reported in “Investments in Unconsolidated Entities” on the Company’s balance sheet, and for 2006 the Company recognized US$1.1 million in equity income from the joint venture prior to its sale.

6.	DIVIDEND

On October 25, 2006, the Board of Directors declared a quarterly dividend of 29 cents per share, payable December 1, 2006 to shareholders of record on November 13, 2006.

7.	GUARANTEES

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

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The warranty reserve activity was as follows:

	Nine Months Ended September 30,
	2006	2005
	(In thousands of dollars)

Beginning balance	$ 3,763	$ 3,428
Returns	(4,504)	(8,374)
Provision	4,716	8,771
Ending balance	$ 3,975	$ 3,825

8.	EMPLOYEE BENEFITS

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

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands of dollars)

Service cost	$ 2,434	$ 1,894	$ 7,302	$ 5,682
Interest cost	1,900	1,572	5,700	4,716
Expected return on assets	(697)	(625)	(2,092)	(1,875)
Amortization of transition asset	(36)	(36)	(108)	(108)
Amortization of unrecognized losses	726	481	2,178	1,443
Amortization of prior service cost	(214)	(215)	(643)	(645)
Net periodic benefit costs	$ 4,113	$ 3,071	$ 12,337	$ 9,213

The Company has established a Group Benefit Trust to fund the plan and process benefit payments. The funding of the trust is an estimated amount, which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended. There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC. During the three and nine months ended September 30, 2006, the Company contributed $0.7 million and $2.0 million, respectively, to the trust.

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9.	SEGMENT INFORMATION

Beginning January 1, 2006, the Company revised its segment disclosure from two reportable segments to three reportable segments. The three reportable segments are Grainger Branch-based, Acklands - Grainger Branch-based and Lab Safety. Grainger Branch-based is an aggregation of the following: Industrial Supply, Grainger, S.A. de C.V. (Mexico), Grainger Caribe Inc. (Puerto Rico) and Grainger China LLC (China). Acklands - Grainger is the Company’s Canadian branch-based distribution business. Lab Safety is a direct marketer of safety and other industrial products.

Segment information has been modified for all periods in order to conform to the new presentation (in thousands of dollars).

Three Months Ended September 30, 2006
	Grainger Branch-based	Acklands – Grainger Branch-based	Lab Safety	Total

Total net sales	$ 1,274,219	$ 141,586	$ 104,671	$ 1,520,476
Intersegment net sales	(329)	–	(648)	(977)
Net sales to external customers	$ 1,273,890	$ 141,586	$ 104,023	$ 1,519,499

Segment operating earnings	$ 149,260	$ 5,122	$ 13,625	$ 168,007

Three Months Ended September 30, 2005
	Grainger Branch-based	Acklands – Grainger Branch-based	Lab Safety	Total

Total net sales	$ 1,207,441	$ 124,580	$ 97,730	$ 1,429,751
Intersegment net sales	(677)	–	(732)	(1,409)
Net sales to external customers	$ 1,206,764	$ 124,580	$ 96,998	$ 1,428,342

Segment operating earnings	$ 136,238	$ 3,401	$ 13,603	$ 153,242

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Nine Months Ended September 30, 2006
	Grainger Branch-based	Acklands – Grainger Branch-based	Lab Safety	Total

Total net sales	$ 3,684,934	$ 427,528	$ 311,823	$ 4,424,285
Intersegment net sales	(989)	–	(1,800)	(2,789)
Net sales to external customers	$ 3,683,945	$ 427,528	$ 310,023	$ 4,421,496

Segment operating earnings	$ 433,923	$ 12,070	$ 42,324	$ 488,317

Nine Months Ended September 30, 2005
	Grainger Branch-based	Acklands – Grainger Branch-based	Lab Safety	Total

Total net sales	$ 3,479,497	$ 371,352	$ 288,881	$ 4,139,730
Intersegment net sales	(1,821)	–	(1,879)	(3,700)
Net sales to external customers	$ 3,477,676	$ 371,352	$ 287,002	$ 4,136,030

Segment operating earnings	$ 371,615	$ 11,168	$ 40,778	$ 423,561

	Grainger Branch-based	Acklands – Grainger Branch-based	Lab Safety	Total

Segment assets:
September 30, 2006	$ 1,897,799	$ 418,831	$ 191,231	$ 2,507,861

December 31, 2005	$ 1,821,884	$ 389,855	$ 175,201	$ 2,386,940

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Following are reconciliations of segment information with the consolidated totals per the financial statements (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating earnings:
Total operating earnings for reportable segments	$ 168,007	$ 153,242	$ 488,317	$ 423,561
Unallocated expenses and eliminations	(16,694)	(17,360)	(58,043)	(48,529)
Total consolidated operating earnings	$ 151,313	$ 135,882	$ 430,274	$ 375,032

	September 30, 2006	December 31, 2005
Assets:
Total assets for reportable segments	$ 2,507,861	$ 2,386,940
Unallocated assets	575,059	720,981
Total consolidated assets	$ 3,082,920	$ 3,107,921

Unallocated expenses and unallocated assets primarily relate to the Company headquarters’ support services, which are not part of any business segment. Unallocated expenses include payroll and benefits, depreciation and other costs associated with headquarters-related support services. Unallocated assets include non-operating cash and cash equivalents, marketable securities, certain prepaid expenses and property, buildings and equipment – net. The unallocated expense increase during the first nine months of 2006 was primarily driven by the increases in payroll including the effect of expensing stock options due to the adoption of SFAS No. 123R.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Item 2.

Overview

General

Grainger is a leading broad-line supplier of facilities maintenance products and provides services and related information. Grainger distributes a wide range of products used by businesses and institutions to maintain and repair their facilities and equipment. Grainger uses a multichannel business model to provide customers with a range of options for finding and purchasing products through a network of branches, field sales representatives, call centers, direct marketing media and the Internet. Grainger serves customers through a network of 596 branches, 17 distribution centers and multiple Web sites.

Grainger has revised its segment disclosure included in Note 9 to the Condensed Consolidated Financial Statements from two reportable segments to three reportable segments. The three reportable segments are Grainger Branch-based, Acklands - Grainger Branch-based and Lab Safety. Grainger Branch-based is an aggregation of the following business units: Industrial Supply, Grainger, S.A. de C.V. (Mexico), Grainger Caribe Inc. (Puerto Rico) and Grainger China LLC (China). Acklands - Grainger is the Company’s Canadian branch-based distribution business. Lab Safety is a direct marketer of safety and other industrial products. Segment information has been modified for all periods in order to conform to the new presentation.

Business Environment

Several economic factors and industry trends shape Grainger’s business environment. Grainger’s sales tend to correlate positively with production growth, particularly manufacturing output, as well as growth in non-farm payrolls. According to the Federal Reserve, for the 2006 third quarter as a whole, industrial production rose at an annual rate of 3.6%, down from the second quarter rate of 6.6%. Manufacturing output for the 2006 third quarter as a whole rose at an annual rate of 3.8%, also down from the second quarter rate of 5.1%. Manufacturing employment levels throughout 2006 have been essentially flat versus 2005. Non-farm employment levels grew 1.3% since September of 2005. Grainger’s sales to the heavy manufacturing customer sector continue to show improvement over the prior year, reflecting the strength in industrial production. Current economic growth projections by Consensus Forecast–USA for 2006 industrial production and GDP are 4.4% and 3.5%, respectively.

For the first nine months of 2006, the Company had approximately $49.0 million of capital expenditures related to its U.S. branch network and information technology systems. The upgraded SAP system was installed in the U.S. branch-based businesses effective January 30, 2006. Installation in other business units is scheduled for 2008 and beyond.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability

Effective January 1, 2006, Grainger adopted SFAS No. 123R, “Share-Based Payment,” for the accounting of employee stock-based compensation. The effect of the adoption was approximately a $0.03 and $0.11 earnings per share reduction for the three months and nine months ended September 30, 2006, respectively.

As a result of recent system enhancements and process improvements in 2006, third quarter earnings benefited $0.03 per share due to changes in the timing of certain inventory-related transactions and estimates that would have been recorded in the fourth quarter of 2006 if the prior system had been used. The nine month benefit was $0.13 per share.

Grainger’s operating results for the nine months of 2006 include the operating results of Rand Materials Handling Equipment Co. (Rand) from the acquisition date of January 31, 2006. Rand’s results are included in the Lab Safety segment.

There was a lower tax rate during the third quarter of 2006 as a result of the 2004 tax audit settlement. The Company benefited $0.09 per share from the settlement in the three and nine months ended September 30, 2006.

There were 63 sales days in the third quarter of 2006 compared to 64 sales days in the third quarter of 2005. There were 191 sales days in the first nine months of 2006 compared to 192 sales days in the first nine months of 2005.

Results of Operations – Three Months Ended September 30, 2006

The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Three Months Ended September 30,
	Items in Condensed Consolidated Statements of Earnings
	As a Percent of Net Sales		Percent Increase
	2006	2005
Net sales	100.0%	100.0%	6.4%
Cost of merchandise sold	60.6	61.6	4.6
Gross profit	39.4	38.4	9.3
Operating expenses	29.5	28.9	8.6
Operating earnings	9.9	9.5	11.4
Other income	0.4	0.3	57.0
Income taxes	3.4	3.6	2.0
Net earnings	6.9	6.2	18.6

Grainger’s net sales of $1,519.5 million in the third quarter of 2006 increased 6.4% compared with sales of $1,428.3 million for the comparable 2005 quarter. Daily sales were up 8.1%. Third quarter 2006 sales benefited from the economy, ongoing strategic initiatives and a favorable Canadian exchange rate. Partially offsetting these improvements was the negative effect of the wind-down of lower margin integrated supply and automotive contracts. Net sales increased in all three segments of the business.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The gross profit margin improved 1.0 percentage point to 39.4% for the third quarter of 2006 from 38.4% in the comparable period of 2005. Contributing to the gross profit margin improvement were positive inflation recovery, the positive effect of selling price category mix and a change in the timing of certain inventory-related transactions and estimates. Partially offsetting these improvements were higher operating expenses in each segment. Operating expenses of $447.8 million in 2006 increased 8.6% over the prior year, driven by payroll and benefits, primarily the result of increased headcount, higher stock-based compensation due to the adoption of SFAS No. 123R, increased healthcare costs and higher profit sharing accruals. Operating earnings for the third quarter of 2006 totaled $151.3 million, an increase of 11.4% over the third quarter of 2005.

Net earnings for the third quarter of 2006 increased 18.6% to $104.5 million from $88.1 million in 2005. Diluted earnings per share of $1.16 in the third quarter of 2006 were 19.6% higher than the $0.97 for the third quarter of 2005. The growth in net earnings for the quarter resulted from the improvement in operating earnings, higher other income and a lower tax rate for the Company. The lower tax rate was driven by the 2004 tax audit settlement, which added $0.09 to earnings per share.

Segment Analysis

The following comments at the segment level refer to external and intersegment net sales. Comments at the business unit level include external and inter- and intrasegment net sales. See Note 9 to the Condensed Consolidated Financial Statements.

Grainger Branch-based

In the third quarter of 2006, net sales of $1,274.2 million increased by 5.5% compared to net sales of $1,207.4 million in the third quarter of 2005. Daily sales were up 7.2%. Daily sales in the United States were up 7.1%, with growth in all customer end markets, led by the heavy manufacturing and government sectors. Sales were positively affected by 1 percentage point due to higher sales of seasonal products. Product line expansion contributed approximately 2 percentage points to the growth in the segment. The wind-down of the Company’s lower margin integrated supply and automotive contracts reduced sales growth by approximately 2 percentage points.

Market expansion contributed approximately 2 percentage points to the sales growth for the segment. Results for the market expansion program were as follows:

	2006 Third Quarter
	Daily Sales Increase	Percent Complete
Phase 1 (Atlanta, Denver, Seattle)	8%	100%
Phase 2 (Four markets in Southern California)	12%	95%
Phase 3 (Houston, St. Louis, Tampa)	15%	85%
Phase 4 (Baltimore, Cincinnati, Kansas City, Miami, Philadelphia, Washington, D.C.)	10%	85%

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Daily sales in Mexico were up 22.9% in the third quarter of 2006 versus 2005. In local currency, daily sales were up 25.5% aided by a strong economy and driven by an expanded telesales operation, a new branch in Santa Catarina and an expanded presence in Tijuana.

The gross profit margin for the segment increased 1.4 percentage points in the 2006 quarter over the comparable quarter of 2005, driven by positive inflation recovery, a positive change in selling price category mix and changes in the timing of certain inventory-related transactions and estimates. A major driver in the improvement in selling price category mix was the reduction of sales related to low margin integrated supply and automotive contracts. As a result of recent system enhancements in 2006, gross profit margins benefited from an improved methodology to capture data related to certain inventory transactions and estimates. Under the old system these quarterly inventory adjustments would have been recorded in the fourth quarter of 2006.

Operating expenses were up 9.1% in the quarter. The operating expense growth was primarily driven by higher payroll and benefits costs due to higher stock-based compensation related to the adoption of SFAS No. 123R, increased healthcare costs and higher profit sharing accruals. Also contributing to the increase was $2.0 million in severance costs including the elimination of positions within teams that supported the SAP implementation. During the third quarter, the Company opened its first distribution facilities in Shanghai, China, a 120,000-square foot master branch and a will-call express location. Sales in China were insignificant in the third quarter of 2006, while operating expenses in the third quarter of 2006 were comparable to the third quarter of 2005.

Operating earnings of $149.3 million for the third quarter of 2006 increased 9.6% over the $136.2 million for the third quarter of 2005. The earnings improvement resulted from higher sales and improved gross profit margins, partially offset by increased operating expenses which grew faster than sales.

Acklands - Grainger Branch-based (Canada)

Net sales in Canada in the third quarter of 2006 were 13.7% higher than the comparable quarter of 2005 including the effect of a favorable exchange rate. Daily sales were up 15.5%. In local currency, daily sales increased 7.8%. Results benefited from strong sales to the oil, gas and mining industries, partially offset by weak sales in the forestry industry.

The gross profit margin decreased 0.2 percentage point in the 2006 quarter over the third quarter of 2005 primarily as a result of lower vendor rebates.

Operating expenses grew at a slower rate than sales and were up 2.4% in local currency.

Operating earnings of $5.1 million for the third quarter of 2006 increased 50.6% over the $3.4 million for the third quarter 2005 primarily as a result of operating expenses growing at a slower rate than sales growth, partially offset by a decrease in gross profit margin.

Canada’s SAP project is scheduled for installation in 2008, allowing for process standardization and improvement across the business prior to the implementation.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Lab Safety

Net sales at Lab Safety were $104.7 million for the third quarter of 2006, an increase of $6.9 million, or 7.1%, when compared with $97.7 million for the same period in 2005. Daily sales were up 8.8%. The daily sales growth included the benefit of incremental sales from Rand, acquired on January 31, 2006. Excluding Rand, daily sales increased 4.8%.

The gross profit margin decreased 0.7 percentage point for the third quarter of 2006 from the third quarter of 2005 primarily as a result of increased freight costs and lower margin Rand product sales.

Operating expenses of $30.4 million were $2.2 million, or 7.7%, higher in the quarter primarily due to incremental costs associated with the Rand acquisition, higher media costs and expenses associated with the upgrade of the business’s ERP system.

Operating earnings of $13.6 million in the third quarter of 2006 were flat versus 2005. The benefit from increased sales was offset by a lower gross profit margin and higher operating expenses.

Other Income and Expense

The following table summarizes the components of other income and expense:

	Three Months Ended September 30,
	2006	2005
	(In thousands of dollars)
Other income and (expense):
Interest income (expense) – net	$ 5,086	$ 2,810
Equity in income of unconsolidated entities	480	811
Unclassified – net	(75)	(123)
Total other income and (expense)	$ 5,491	$ 3,498

The improvement in other income and expense was primarily attributable to higher interest income. The increase in interest income in 2006 was the result of higher average cash balances and higher interest rates.

Income Taxes

Grainger’s effective tax rate was 33.4% and 36.8% for the third quarter of 2006 and 2005, respectively. The third quarter rate of 2006 includes the benefit from the settlement of the 2004 tax audit, which added $0.09 to earnings per share. Excluding this benefit and the effect of equity in income of unconsolidated entities, which is recorded net of tax, the effective income tax rate was 38.9% for the third quarter of 2006 and 37.0% for the third quarter of 2005. The full year 2005 rate was 35.0% and benefited from a favorable revision to the estimate of income taxes for various state and local tax jurisdictions and the resolution of certain federal and state tax contingencies.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Nine Months Ended September 30, 2006

The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Nine Months Ended September 30,
	Items in Condensed Consolidated Statements of Earnings
	As a Percent of Net Sales		Percent Increase
	2006	2005
Net sales	100.0%	100.0%	6.9%
Cost of merchandise sold	60.4	61.9	4.2
Gross profit	39.6	38.1	11.3
Operating expenses	29.9	29.0	10.3
Operating earnings	9.7	9.1	14.7
Other income	0.4	0.2	129.1
Income taxes	3.7	3.4	17.3
Net earnings	6.4	5.9	17.3

Grainger’s net sales of $4,421.5 million in the first nine months of 2006 increased 6.9% compared with sales of $4,136.0 million for the comparable 2005 period. Daily sales were up 7.5%. The first nine months of 2006 sales benefited from the economy, ongoing strategic initiatives and a favorable Canadian exchange rate. Partially offsetting these improvements was the negative effect of the wind-down of low margin integrated supply and automotive contracts. Net sales increased in all three segments of the business.

The gross profit margin for the nine months ended September 30, 2006 improved 1.5 percentage points to 39.6% from 38.1% in the comparable period of 2005. Contributing to the gross profit margin improvement were positive inflation recovery, the positive effect of selling price category mix and a change in the timing of certain inventory-related transactions and estimates. Partially offsetting these improvements were higher operating expenses in each segment and at headquarters. Operating expenses of $1,322.4 million in 2006 increased 10.3% over the prior year, driven by payroll and benefits, primarily the result of higher stock-based compensation due to the adoption of SFAS No. 123R and higher profit sharing accruals. Operating earnings for the nine months ended September 30, 2006 totaled $430.3 million, an increase of 14.7% over the first nine months of 2005.

Net earnings for the nine months ended September 30, 2006 increased by 17.3% to $284.5 million from $242.5 million in 2005. Diluted earnings per share of $3.11 in the first nine months of 2006 were 17.4% higher than the $2.65 for the first nine months of 2005. The growth in net earnings for the quarter resulted from the improvement in operating earnings, higher other income and a lower tax rate for the Company. The lower tax rate was driven by the 2004 tax audit settlement, which added $0.09 to earnings per share.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Segment Analysis

The following comments at the segment level refer to external and intersegment net sales. Comments at the business unit level include external and inter- and intrasegment net sales. See Note 9 to the Condensed Consolidated Financial Statements.

Grainger Branch-based

Net sales of $3,684.9 million increased by 5.9% in the first nine months of 2006 compared to net sales of $3,479.5 million in the first nine months of 2005. Daily sales were up 6.5%. Daily sales in the United States were up 6.4%, with growth in all customer end markets, led by the government and heavy manufacturing sectors. The wind-down of the Company’s lower margin integrated supply and automotive contracts reduced sales growth by approximately 2 percentage points.

Market expansion contributed approximately 2 percentage points to the sales growth for the segment. Results for the market expansion program were as follows:

	2006 Year-to-Date
	Daily Sales Increase	Percent Complete
Phase 1 (Atlanta, Denver, Seattle)	11%	100%
Phase 2 (Four markets in Southern California)	13%	95%
Phase 3 (Houston, St. Louis, Tampa)	14%	85%
Phase 4 (Baltimore, Cincinnati, Kansas City, Miami, Philadelphia, Washington, D.C.)	9%	85%

Daily sales in Mexico increased 20.6% in the first nine months of 2006 versus 2005. In local currency, daily sales were up 20.4% driven by an improving economy, an expanded telesales operation, increased direct marketing efforts and a new branch in Santa Catarina and an expanded presence in Tijuana.

The gross profit margin increased 1.9 percentage points in the first nine months of 2006 over the comparable 2005 period, driven by positive inflation recovery, a positive change in selling price category mix and changes in the timing of certain inventory-related transactions and estimates. A major driver in the improvement in selling price category mix was the reduction of sales related to lower margin integrated supply and automotive contracts. As a result of recent system enhancements in 2006, gross profit margins benefited from an improved methodology to capture data related to certain inventory transactions and estimates that would have been recorded in the fourth quarter of 2006 had the prior system been used.

Operating expenses were up 9.0% for the nine months ended September 30, 2006. The operating expense growth was primarily driven by higher payroll and benefits costs primarily due to higher stock-based compensation related to the adoption of SFAS No. 123R, higher accruals for profit sharing and increased advertising expenses.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Operating earnings of $433.9 million for the first nine months of 2006 increased 16.8% over the $371.6 million for the first nine months of 2005. The earnings improvement resulted from higher sales and improved gross profit margins, partially offset by operating expenses, which grew at a faster rate than sales.

Acklands - Grainger Branch-based (Canada)

Net sales of $427.5 million increased by 15.1% in the first nine months of 2006 compared to 2005 net sales of $371.4 million, including the effect of a favorable exchange rate. Daily sales were up 15.7%. In local currency, daily sales increased 7.1% due to a stronger economy, improved branch presence, and higher sales to the oil and gas sectors.

The gross profit margin increased 0.3 percentage point in the first nine months of 2006 over the first nine months of 2005. Contributing to the improvement was positive inflation recovery, partially offset by higher freight costs.

Operating expenses for Canada were up 17.0% in the first nine months of 2006, primarily driven by payroll and benefits due to increased headcount, higher severance costs as a result of a leadership change and higher information technology, advertising and occupancy costs.

Operating earnings of $12.1 million in the first nine months of 2006 increased 8.1% from the $11.2 million in 2005 as a result of strong sales growth and an improved gross profit margin, partially offset by operating expenses which grew at a faster rate than sales.

Lab Safety

Net sales at Lab Safety were $311.8 million for the first nine months of 2006, an increase of $22.9 million, or 7.9%, when compared with $288.9 million for the same period in 2005. Daily sales were up 8.5%. The sales growth included the benefit of incremental sales from Rand, acquired on January 31, 2006, as well as strong sales to the manufacturing sector. Excluding Rand, daily sales increased 4.8%.

The gross profit margin decreased 0.2 percentage point for the first nine months of 2006 from the first nine months of 2005 primarily as a result of increased freight costs and lower margin Rand product sales.

Operating expenses of $90.4 million were $7.5 million, or 9.1%, higher in the first nine months of 2006 primarily due to incremental costs associated with the acquisition of Rand, higher advertising and increased expenses associated with the upgrade of the business’s ERP system.

Operating earnings of $42.3 million for the first nine months of 2006 were up 3.8% over 2005, resulting from increased sales, partially offset by a lower gross profit margin and higher operating expenses.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Other Income and Expense

The following table summarizes the components of other income and expense:

	Nine Months Ended September 30,
	2006	2005
	(In thousands of dollars)
Other income and (expense):
Interest income (expense) – net	$ 14,831	$ 6,731
Equity in income of unconsolidated entities	2,549	2,121
Gain on sale of unconsolidated entity	2,291	–
Unclassified – net	95	(225)
Total other income and (expense)	$ 19,766	$ 8,627

The improvement in other income and expense was primarily attributable to higher interest income and the gain on the sale of Acklands - Grainger’s interest in the USI-AGI Prairies joint venture. The increase in interest income in 2006 was the result of higher average cash balances and higher interest rates.

Income Taxes

Grainger’s effective tax rate was 36.8% for the first nine months of 2006 and 2005. The rate for the first nine months of 2006 includes the benefit from the settlement of the 2004 tax audit, which added $0.09 to earnings per share. Excluding this benefit and the effect of equity in income of unconsolidated entities, which is recorded net of tax, the effective income tax rate was 38.9% for the first nine months of 2006 and 37.0% for 2005. The full year 2005 rate was 35.0% and benefited from a favorable revision to the estimate of income taxes for various state and local tax jurisdictions and the resolution of certain federal and state tax contingencies.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Financial Condition

For the nine months ended September 30, 2006, working capital of $1,240.9 million decreased by $30.0 million when compared to $1,270.9 million at December 31, 2005. The ratio of current assets to current liabilities was 2.8 at September 30, 2006, versus 2.7 at December 31, 2005.

Net cash provided by operating activities was $313.0 million and $283.6 million for the nine months ended September 30, 2006 and 2005, respectively. Net cash flows from operating activities serve as the Company’s primary source to fund its growth initiatives. Contributing to cash flows from operations were net earnings in the first nine months ended September 30, 2006 of $284.5 million and the change in non-cash expense items such as stock-based compensation accruals and depreciation and amortization. Partially offsetting these amounts were Changes in operating assets and liabilities – net of business acquisitions, which resulted in a net use of cash of $77.6 million for the first nine months of 2006. The principal operating uses of cash were increases in accounts receivable and a reduction of other current liabilities. The increase in receivables was due to a higher sales volume and an increase in days sales outstanding primarily due to systems conversions. Other current liabilities declined primarily due to the timing of annual cash payments for profit sharing and bonuses.

Net cash used in investing activities was $92.0 million and $127.6 million for the nine months ended September 30, 2006 and 2005, respectively. In the first nine months of 2006, Grainger continued funding the Company’s growth initiatives with the purchase of Rand and its ongoing investment in the market expansion program. The cash portion of the Rand purchase price was $13.9 million. Rand is included as part of the Lab Safety segment. Cash expended for additions to property, buildings, equipment and capitalized software was $102.3 million in the first nine months of 2006 versus $116.2 million in the first nine months of 2005. In the second quarter of 2006, Acklands - Grainger’s interest in the USI-AGI Prairies joint venture was sold for $27.4 million in cash.

Net cash used in financing activities was $339.1 million and $139.8 million for the nine months ended September 30, 2006 and 2005, respectively. Purchases of treasury stock were $201.0 million higher in the first nine months of 2006 as Grainger repurchased 4,676,300 shares compared with 2,134,500 shares in the first nine months of 2005. As of September 30, 2006, no shares of common stock remained available under Grainger’s repurchase program. On October 16, 2006, Grainger announced that its Board of Directors authorized a new program to repurchase up to 10 million shares. Dividends paid to shareholders were $73.1 million and $61.2 million for the first nine months of 2006 and 2005, respectively. Partially offsetting these financing cash outlays were proceeds from stock options exercised of $47.3 million in 2006 versus proceeds of $39.6 million in 2005.

Grainger maintains a debt ratio and liquidity position that provide flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit. Total debt as a percent of total capitalization was 0.4% at September 30, 2006 and December 31, 2005.

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

Forward-Looking Statements

This document may contain forward-looking statements under the federal securities laws. The forward-looking statements relate to Grainger’s expected future financial results and business plans, strategies and objectives and are not historical facts. They are often identified by qualifiers such as “will,” “believes,” “intended,” “expect,” “expected,” “anticipate,” “estimated,” “assumption,” “may,” “contingent,” “projection,” “percent complete,” “scheduled,” “goals,” “target,” “trends” or similar expressions. There are risks and uncertainties the outcome of which could cause Grainger’s results to differ materially from what is projected.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Grainger’s internal control over financial reporting that occurred during the third quarter that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

W.W. Grainger, Inc. and Subsidiaries

PART II – OTHER INFORMATION

Items 1, 1A, 3, and 4 not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – Third Quarter

Period	Total Number of Shares Purchased	Average Price Paid per Share (A)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (B)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (C)

July 1 – July 31	846,700	$ 62.10	846,700	1,784,700	shares

Aug. 1 – Aug. 31	563,000	$ 62.47	563,000	1,221,700	shares

Sept. 1 – Sept. 30	1,221,700	$ 66.48	1,221,700	0	shares (C)

Total	2,631,400	$ 64.21	2,631,400

(A)	Average price paid per share includes any commissions paid. Activity is reported on a trade date basis.
(B)

Purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors. As reported in Grainger’s Form 10-Q for the quarter ended September 30, 2002, which was filed on November 11, 2002, authority under the program was restored to 10 million shares on October 30, 2002. The program had no specified expiration date, but as a result of the 2.6 million share repurchases during the quarter ended September 30, 2006, the repurchase program was completed.

(C)	On October 16, 2006, Grainger announced that its Board of Directors granted authority to repurchase up to 10 million shares. This program has no specified expiration date.

Item 5.  Other Information

Entry into a Material Definitive Agreement.

On November 1, 2006, W.W. Grainger, Inc. (the "Company") entered into new Change in Control Employment Agreements with a number of its key executives. The new agreements are substantially the same as the previous agreements (which are described in more detail on page 20 of the Company's Proxy Statement dated March 24, 2006), but incorporate certain changes which were recommended by the independent consultant to the Compensation Committee of the Company's Board of Directors.

The new agreements do not include certain provisions from the previous agreements, including a provision that would have permitted specified executives to receive severance benefits if the executive terminated employment for any reason within the 30-day period following the first anniversary of a change in control. The changes also clarify the definition of a "Change in Control" and specify that only material modifications to the terms and conditions of the executive’s duties would constitute “Good Reason” for the executive to terminate employment unilaterally and receive severance benefits.

W.W. Grainger, Inc. and Subsidiaries

The new agreements replace and terminate other Change in Control Employment Agreements which the Company previously entered into with its executives, including Richard L. Keyser, Chairman and Chief Executive Officer; James T. Ryan, President; P. Ogden Loux, Senior Vice President, Finance and Chief Financial Officer; John L. Howard, Senior Vice President and General Counsel; Y.C. Chen, Group President; and Larry J. Loizzo, Senior Vice President of the Company and President of Lab Safety Supply, Inc.

Similar to the previous agreements, following a change in control of the Company, the executive would receive certain benefits if his or her employment were terminated in specified circumstances. These benefits include a lump-sum payment equal, in general terms, to either two or three times (depending on the version of the agreement signed) the executive's annual compensation. The agreements also provide that certain of the executive's compensation arrangements would continue in effect for a period of time if the executive's employment with the Company continued after a change in control.

The form of the new Change in Control Employment Agreements is attached as Exhibit 10 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Termination of a Material Definitive Agreement.

As described above, the new Change in Control Employment Agreements entered into between the Company and the key executives replace earlier Change in Control Employment Agreements entered into with these executives. The earlier agreements were accordingly terminated effective November 1, 2006.

W.W. Grainger, Inc. and Subsidiaries

Item 6. Exhibits
(a)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)
	(10)	Material Contract
	(11)	Computations of Earnings per Share
	(31)	Rule 13a – 14(a)/15d – 14(a) Certifications
(a) Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(b) Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(32)	Section 1350 Certifications
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

W.W. Grainger, Inc.
(Registrant)
Date: November 1, 2006	By:	/s/ P. O. Loux
P. O. Loux, Senior Vice President, Finance and Chief Financial Officer
Date: November 1, 2006	By:	/s/ J. E. Andringa
J. E. Andringa, Vice President and Controller