Form 10-K
period 2006-12-31
GRAINGER W W INC
filed 2007-02-27
CIK 277135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting common equity held by nonaffiliates of the registrant was $5,726,592,535 as of the close of trading as reported on the New York Stock Exchange on June 30, 2006. The Company does not have nonvoting common equity.

The registrant had 84,248,635 shares of common stock outstanding as of January 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the annual meeting of shareholders of the registrant to be held on April 25, 2007, are incorporated by reference into Part III hereof.

TABLE OF CONTENTS

PART I
		Page(s)
Item 1:	BUSINESS	3-5
	THE COMPANY	3
	GRAINGER BRANCH-BASED	3-4
	INDUSTRIAL SUPPLY	3-4
	MEXICO	4
	CHINA	4
	ACKLANDS – GRAINGER BRANCH-BASED	4
	LAB SAFETY	4
	INDUSTRY SEGMENTS	5
	COMPETITION	5
	EMPLOYEES	5
	WEB SITE ACCESS TO COMPANY REPORTS	5
Item 1A:	RISK FACTORS	5-6
Item 1B:	UNRESOLVED STAFF COMMENTS	6
Item 2:	PROPERTIES	6
Item 3:	LEGAL PROCEEDINGS	7
Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	7
Executive Officers		7
PART II
Item 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	8-9
Item 6:	SELECTED FINANCIAL DATA	9-10
Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10-20
Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21
Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	21
Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	21
Item 9A:	CONTROLS AND PROCEDURES	21
Item 9B:	OTHER INFORMATION	21
PART III
Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	22
Item 11:	EXECUTIVE COMPENSATION	22
Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	22
Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	22
Item 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES	22
PART IV
Item 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	22-23
Signatures		24
Certifications		65-68

PART I

Item 1: Business

The Company

W.W. Grainger, Inc., incorporated in the State of Illinois in 1928, is in the service business. It distributes products used by businesses and institutions primarily across North America to keep their facilities and equipment running. In this report, the words “Grainger” or “Company” mean W.W. Grainger, Inc. and its subsidiaries.

Grainger uses a multichannel business model to serve approximately 1.8 million customers of all sizes with multiple ways to find and purchase facilities maintenance and other products through a network of branches, sales representatives, call centers, catalogs and other direct marketing media and the Internet. Orders can be placed via telephone, fax, Internet or in person. Products are available for immediate pick-up or for shipment.

Effective January 1, 2006, Grainger revised its segment disclosure. Acklands – Grainger Inc., which had previously been included in Branch-based Distribution, is now being reported as a separate segment. Operations are managed and reported in three segments. The three reportable segments are Grainger Branch-based, Acklands –Grainger Branch-based (Acklands – Grainger) and Lab Safety Supply, Inc. (Lab Safety). Prior year segment amounts have been restated to maintain comparability. Grainger Branch-based is an aggregation of the following business units: Grainger Industrial Supply, Grainger, S.A. de C.V. (Mexico), Grainger Caribe Inc. (Puerto Rico) and Grainger China LLC (China). Acklands – Grainger is the Company’s Canadian branch-based distribution business. Lab Safety is a direct marketer of safety and other industrial products.

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

Grainger does not engage in basic or substantive product research and development activities. Items are regularly added to and deleted from Grainger’s product lines on the basis of market research, customer demand, recommendations of suppliers, sales volumes and other factors.

Grainger Branch-based

The Grainger Branch-based businesses provide customers with product solutions for facility maintenance and other product needs through logistics networks which are configured for rapid product availability. Grainger offers a broad selection of facility maintenance and other products through local branches, catalogs and the Internet. The Grainger Branch-based businesses consist of the following business units: Grainger Industrial Supply (Industrial Supply), Grainger, S.A. de C.V. (Mexico), Grainger Caribe Inc. (Puerto Rico) and Grainger China LLC (China). The more significant of these businesses are described below.

Industrial Supply

Industrial Supply offers U.S. businesses and institutions a combination of product breadth, local availability, speed of delivery, detailed product information, simplicity of ordering and competitively priced products. Industrial Supply distributes material handling equipment, safety and security supplies, lighting and electrical products, tools and test instruments, pumps and plumbing supplies, cleaning and painting supplies and many other items. Its customers range from small and medium-sized businesses to large corporations, governmental entities at local, state and federal levels, and other institutions. During 2006, Industrial Supply completed an average of 89,000 sales transactions daily.

Industrial Supply operates 426 branches located in all 50 states. These branches are located within 20 minutes of the majority of U.S. businesses and serve the immediate needs of their local markets by allowing customers to pick up items directly from the branches.

Branches range in size from small, will-call branches to large master branches. The Grainger Express® will-call locations average 2,300 square feet, do not stock inventory and provide convenient pick-up locations. Branches primarily fulfill counter and will-call needs and provide customer service. Master branches handle counter and will-call customers, and ship to customers for other branches and themselves. On average, a branch is 21,000 square feet in size, has 12 employees and handles about 125 transactions per day. In 2006, Industrial Supply opened 11 full-size and two will-call branches, relocated ten branches and expanded or remodeled 24 branches. In 2006, three branches were closed.

Industrial Supply’s distribution network is comprised of nine distribution centers (DCs) that handle most of the customer shipping and also replenish branch inventories. The DCs, using automated equipment and processes, ship orders directly to customers for all branches located in their service areas.

Industrial Supply sells principally to customers in industrial and commercial maintenance departments, service shops, manufacturers, hotels, government, retail organizations, transportation businesses, contractors, and healthcare and educational facilities. Sales transactions during 2006 were made to approximately 1.3 million customers. Approximately 22% of 2006 sales consisted of private label items bearing the Company’s registered trademarks, including DAYTON® (principally electric motors, heating and ventilation equipment), TEEL® (liquid pumps), SPEEDAIRE® (air compressors), AIR HANDLER® (air filtration equipment), DEM-KOTE® (spray paints), WESTWARD® (principally hand and power tools), CONDOR™ (safety products) and LUMAPRO® (task and outdoor lighting). Grainger has taken steps to protect these trademarks against infringement and believes that they will remain available for future use in its business. Sales of remaining items generally consisted of products carrying the names of other well-recognized brands.

The Industrial Supply catalog, most recently issued in February 2007, offers almost 139,000 facility maintenance and other products. Approximately 2.0 million copies of the catalog were produced.

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

Industrial Supply purchases products for sale from approximately 1,300 suppliers, most of which are manufacturers. No single supplier comprised more than 10% of Industrial Supply’s purchases and no significant difficulty has been encountered with respect to sources of supply.

Industrial Supply procures competitively priced, high-quality products produced primarily outside the United States from almost 200 suppliers through a global sourcing operation. Grainger businesses sell these items primarily under private labels. Products obtained through the global sourcing operation include WESTWARD® tools, LUMAPRO® lighting products and CONDOR™ safety products, as well as products bearing other trademarks.

Mexico

Grainger’s operations in Mexico provide local businesses with facility maintenance and other products from both Mexico and the United States. From its eight locations in Mexico, the business ships products to customers as well as fulfills counter and will-call needs. The largest facility, a 90,000 square foot DC, is located outside of Monterrey, Mexico. During 2006, approximately 900 transactions were completed daily. Customers have access to approximately 35,000 products through a Spanish-language general catalog or through grainger.com.mx.

China

During the third quarter of 2006, the Company opened two facilities in Shanghai, China, a 120,000 square foot DC with a showroom and a will-call express location. Customers can order products using a Chinese-language general catalog or purchase them through grainger.com.cn.

Acklands – Grainger Branch-based

Acklands – Grainger is Canada’s leading broad-line distributor of industrial, automotive fleet and safety supplies. It serves customers through 155 branches and five distribution centers across Canada. Acklands – Grainger distributes tools, lighting products, safety supplies, pneumatics, instruments, welding equipment and supplies, motors, shop equipment, fan belts and many other items. During 2006, approximately 15,000 sales transactions were completed daily. A comprehensive catalog, printed in both English and French, showcases the product line to facilitate customer selection. This catalog, with more than 40,000 products, supports the efforts of field sales representatives throughout Canada. In addition, customers can purchase products through acklandsgrainger.com.

Lab Safety

Lab Safety is a direct marketer of safety and other industrial products to U.S. and Canadian businesses. Headquartered in Janesville, Wisconsin, Lab Safety primarily reaches its customers through the distribution of multiple branded catalogs and other marketing materials distributed throughout the year to targeted markets. Brands include LSS, Ben Meadows (forestry), Gempler’s (agriculture), AW Direct (service vehicle accessories), Rand Materials (material handling), Professional Inspection Equipment (building and home inspection) and Construction Book Express (building and home inspection). Customers can purchase products by telephone, fax or through lss.com and other Web sites.

Lab Safety offers extensive product depth, technical support and high service levels. During 2006, Lab Safety issued 13 unique catalogs covering safety supplies, material handling and facility maintenance products, lab supplies, security and other products targeted to specific customer groups. Lab Safety provides access to approximately 117,000 products through its targeted catalogs and distributes products from two DCs.

Industry Segments

Effective January 1, 2006, Grainger revised its segment disclosure. Acklands – Grainger, which had previously been included in Branch-based Distribution, is now being reported as a separate segment. Operations are managed and reported in three segments. The three reportable segments are Grainger Branch-based, Acklands – Grainger and Lab Safety. Prior year segment amounts have been restated to maintain comparability. Grainger Branch-based is an aggregation of the following business units: Grainger Industrial Supply, Grainger, S.A. de C.V. (Mexico), Grainger Caribe Inc. (Puerto Rico) and Grainger China LLC (China). Acklands – Grainger is the Company’s Canadian branch-based distribution business. Lab Safety is a direct marketer of safety and other industrial products. For segment and geographical information and consolidated net sales and operating earnings see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 to the Consolidated Financial Statements.

Competition

Grainger faces competition in all markets it serves, from manufacturers (including some of its own suppliers) that sell directly to certain segments of the market, wholesale distributors, catalog houses and retail enterprises.

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

Grainger serves a number of diverse markets. Based on available data, Grainger estimates the North American market for facilities maintenance and related products to be more than $145 billion, of which Grainger’s share is approximately 4 percent. There are several large competitors, although most of the market is served by small local and regional competitors.

Employees

As of December 31, 2006, Grainger had 17,074 employees, of whom 14,708 were full-time and 2,366 were part-time or temporary. Grainger has never had a major work stoppage and considers employee relations to be good.

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

A slowdown in economic activity could negatively impact Grainger’s sales growth. Economic and industry trends affect Grainger’s business environments. Grainger’s sales growth has tended to correlate with commercial activity, manufacturing output and non-farm employment levels. Thus, a slowdown in economic activity could negatively impact Grainger’s sales growth.

The facilities maintenance industry is a highly fragmented industry, and competition could result in a decreased demand for Grainger’s products and services. There are several large competitors in the industry, although most of the market is served by small local and regional competitors. Grainger faces competition in all markets it serves, from manufacturers (including some of its own suppliers) that sell directly to certain segments of the market, wholesale distributors, catalog houses and retail enterprises. Competitive pressures could adversely affect Grainger’s sales and profitability.

Unexpected product shortages could negatively impact customer relationships, resulting in an adverse impact on results of operations. Grainger’s competitive strengths include product selection and availability. Products are purchased from approximately 1,600 key suppliers, no one of which accounts for more than 10% of purchases. Historically, no significant difficulty has been encountered with respect to sources of supply. If Grainger were to experience difficulty in obtaining products, there could be a short-term adverse effect on results of operations and a longer-term adverse effect on customer relationships and reputation. In addition, Grainger has strategic relationships with key vendors. In the event Grainger was unable to maintain those relations, there might be a loss of competitive pricing advantages which could in turn adversely affect results of operations.

A delay in the implementation of Grainger’s multiyear market expansion program could negatively affect anticipated future sales growth. In 2004, Grainger launched a six phase market expansion program to strengthen its presence in top metropolitan markets and better position itself to serve the local customer. The program is being implemented in these markets in a phased approach. The success of the market expansion program is expected to be a driver of growth in 2007 and beyond. The first phase of the market expansion program was completed in 2005. Phases two through six were in various stages of completion at December 31, 2006. A delay in the implementation of the program or lower than projected results from the program could negatively impact anticipated future sales growth.

The addition of new product lines could impact future sales growth. Grainger, from time to time, expands the breadth of its offerings by increasing the number of products it distributes. In 2006, Grainger launched a multiyear product line expansion program. The success of the expansion program is expected to be a driver of growth in 2007 and beyond. The success of these expansions will depend on Grainger’s ability to accurately forecast market demand and to obtain product from suppliers.

Interruptions in the proper functioning of information systems could disrupt operations and cause unanticipated increases in costs or decreases in revenues, or both. The proper functioning of Grainger’s information systems is critical to the successful operation of its business. Although Grainger’s information systems are protected through physical and software safeguards and remote processing capabilities exist, information systems are still vulnerable to natural disasters, power losses, unauthorized access, telecommunication failures and other problems. If critical information systems fail or are otherwise unavailable, Grainger’s ability to process orders, identify business opportunities, maintain proper levels of inventories, collect accounts receivable and pay expenses could be adversely affected.

In order to compete, Grainger must attract, retain and motivate key employees, and the failure to do so could have an adverse effect on our results of operations. In order to compete and have continued growth, Grainger must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and support positions. There is no assurance that Grainger will continue to be able to hire or retain key employees. Grainger competes to hire employees, and then must train them and develop their skills and competencies. Granger’s operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

As of December 31, 2006, Grainger’s owned and leased facilities totaled 19,133,000 square feet, an increase of approximately 4% from December 31, 2005. This increase primarily related to the market expansion program. Industrial Supply and Acklands – Grainger accounted for the majority of the total square footage. Industrial Supply facilities are located throughout the United States and Acklands – Grainger facilities are located throughout Canada.

Industrial Supply branches range in size from 1,200 to 109,000 square feet and average approximately 21,000 square feet. Most are located in or near major metropolitan areas with many located in industrial parks. Typically, a branch is on one floor, is of masonry construction, consists primarily of warehouse space, sales areas and offices and has off-the-street parking for customers and employees. Grainger believes that its properties are generally in good condition and well maintained.

A brief description of significant facilities follows:

Location	Facility and Use (6)	Size in Square Feet
United States (1) (2)	426 Industrial Supply branch locations	8,790,000
United States (1)	Nine Distribution Centers	5,100,000
U.S. and International (3)	Other facilities	938,000
United States (4)	Three Lab Safety facilities	823,000
Canada (5)	166 Acklands – Grainger facilities	2,155,000
Chicago Area (1)	Headquarters and General Offices	1,327,000
	Total Square Feet	19,133,000

(1)	These facilities are either owned or leased with most leases expiring between 2007 and 2018.
(2)	Industrial Supply branches consist of 280 owned and 146 leased properties.
(3)	Other facilities primarily include leased locations for Puerto Rico, Mexico, China and properties under construction.
(4)	Lab Safety facilities consist of general offices and a distribution center which is owned, one leased office facility and one leased distribution center.
(5)	Acklands – Grainger facilities consist of general offices, distribution centers and branches, of which 55 are owned and 111 leased.
(6)	Owned facilities are not subject to any mortgages.

Item 3: Legal Proceedings

Grainger has been named, along with numerous other nonaffiliated companies, as a defendant in litigation in various states involving asbestos and/or silica. These lawsuits typically assert claims of personal injury arising from alleged exposure to asbestos and/or silica as a consequence of products purportedly distributed by Grainger. As of January 17, 2007, Grainger is named in cases filed on behalf of approximately 3,100 plaintiffs in which there is an allegation of exposure to asbestos and/or silica. In addition, five cases alleging exposure to cotton dust were amended during 2004 to add allegations relating to asbestos, but during 2006 the pleadings in those cases were amended and no longer contain allegations of asbestos exposure.

Grainger has denied, or intends to deny, the allegations in all of the above-described lawsuits. In 2006, lawsuits relating to asbestos and/or silica and involving approximately 300 plaintiffs were dismissed with respect to Grainger, typically based on the lack of product identification. If a specific product distributed by Grainger is identified in any of these lawsuits, Grainger would attempt to exercise indemnification remedies against the product manufacturer. In addition, Grainger believes that a substantial number of these claims are covered by insurance. Grainger is engaged in active discussions with its insurance carriers regarding the scope and amount of coverage. While Grainger is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on Grainger’s consolidated financial position or results of operations.

In addition to the foregoing, from time to time Grainger is involved in various other legal and administrative proceedings that are incidental to its business, including claims relating to product liability, general negligence, environmental issues, employment, intellectual property and other matters. As a government contractor, from time to time Grainger is also subject to governmental or regulatory inquiries or audits, including current inquiries relating to pricing compliance and Trade Agreement Act compliance. It is not expected that the ultimate resolution of any of these matters will have, either individually or in the aggregate, a material adverse effect on Grainger’s consolidated financial position or results of operations.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

Executive Officers

Following is information about the Executive Officers of Grainger including age as of February 23, 2007. Executive Officers of Grainger generally serve until the next annual election of officers, or until earlier resignation or removal.

Name and Age	Positions and Offices Held and Principal Occupations and Employment During the Past Five Years
Y.C. Chen (59)

President, Grainger Industrial Supply, a position assumed in February 2007. Mr. Chen had previously been the Company’s Group President, a position assumed in 2006 after serving as Senior Vice President, Supply Chain Management. Before assuming that position in 2003, Mr. Chen served as Vice President, Supply Chain Services, Vice President, International Internet Commerce, and Vice President, Asia Pacific.

Nancy A. Hobor (60)	Senior Vice President (formerly Vice President), Communications and Investor Relations, a position assumed in 1999.
John L. Howard (49)	Senior Vice President and General Counsel, a position assumed in 2000.
Ronald L. Jadin (46)	Vice President and Controller, a position assumed in November 2006 after serving as Vice President, Finance-Industrial Supply, a position assumed in 2000.
Richard L. Keyser (64)	Chairman of the Board, a position assumed in 1997, and Chief Executive Officer, a position assumed in 1995.
Larry J. Loizzo (52)	Senior Vice President (formerly Vice President) of the Company and President of Lab Safety Supply, Inc., a position assumed in 1996.
P. Ogden Loux (64)	Senior Vice President, Finance and Chief Financial Officer, a position assumed in 1997.
James T. Ryan (48)

President and Chief Operating Officer, a position assumed in February 2007. Mr. Ryan had previously been the Company’s President, a position assumed in April 2006 after serving as Group President. Before assuming that position in 2004, Mr. Ryan served as Executive Vice President, Marketing, Sales and Service since 2001.

PART II

Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

Grainger’s common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange, with the ticker symbol GWW. The high and low sales prices for the common stock and the dividends declared and paid for each calendar quarter during 2006 and 2005 are shown below.

		Prices
	Quarters	High	Low	Dividends
2006	First	$ 76.59	$ 69.30	$ 0.24
	Second	79.95	68.22	0.29
	Third	76.21	60.60	0.29
	Fourth	75.90	65.86	0.29
	Year	$ 79.95	$ 60.60	$ 1.11
2005	First	$ 67.25	$ 59.85	$ 0.20
	Second	63.38	51.65	0.24
	Third	66.19	53.10	0.24
	Fourth	72.45	60.50	0.24
	Year	$ 72.45	$ 51.65	$ 0.92

The Company expects that its practice of paying quarterly dividends on its Common Stock will continue, although the payment of future dividends is at the discretion of the Company’s Board of Directors and will depend upon the Company’s earnings, capital requirements, financial condition and other factors.

Holders

The approximate number of shareholders of record of Grainger’s common stock as of January 31, 2007, was 1,200 with approximately 22,500 additional shareholders holding stock through nominees.

Issuer Purchases of Equity Securities – Fourth Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (D)
Oct. 1 – Oct. 31	304,300	$ 72.48	304,300	9,695,700	shares

Nov. 1 – Nov. 30	1,106,852	$ 71.54	1,052,400	8,643,300	shares

Dec. 1 – Dec. 31	917,900	$ 71.39	917,900	7,725,400	shares
Total	2,329,052	$ 71.61	2,274,600
(A)	The total number of shares purchased includes Grainger’s retention of 54,452 shares to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.
(B)

Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs. Activity is reported on a trade date basis.

(C)	Purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors.
(D)	On October 16, 2006, Grainger announced that its Board of Directors granted authority to repurchase up to 10 million shares. This program has no specified expiration date.

Company Performance

The following stock price performance graph compares the cumulative total return on an investment in Grainger common stock with the cumulative total return of an investment in each of the S&P 500 Stock Index, a peer group index (the “Former Peer Group Index”) made up of all of the companies, other than Grainger, which constitute the Dow Jones Industrial Suppliers Index, and the Dow Jones Wilshire 5000 Industrial Supplier Index.

When Grainger first began using the Former Peer Group Index in its stock performance graph, one of the principal constituent companies of the index was Hughes Supply, Inc. Hughes Supply, Inc. was acquired during 2006 and as a result is no longer publicly traded and no longer part of the index. Grainger believes that the Dow Jones Wilshire 5000 Industrial Supplier Index – which includes all of the current constituent companies in the Former Peer Group Index as well as a number of other businesses – now provides a more representative comparator group. The graph covers the period commencing December 31, 2001 and ending December 31, 2006. The graph assumes that the value for the investment in Grainger common stock and in each index was $100 on December 31, 2001 and that all dividends were reinvested.

	December31,
	2001	2002	2003	2004	2005	2006
W.W. Grainger, Inc.	$100	$109	$102	$145	$157	$157
S&P 500 Stock Index	100	78	100	111	117	135
Dow Jones Industrial Suppliers Index (excluding W.W. Grainger, Inc.)	100	100	129	158	196	186
Dow Jones Wilshire 5000 Industrial Supplier Index	100	102	115	155	175	181

Other

On May 23, 2006, Grainger timely submitted to the New York Stock Exchange (NYSE) an Annual CEO Certification, in which Grainger’s Chief Executive Officer certified that he was not aware of any violation by Grainger of the NYSE’s corporate governance listing standards as of the date of the certification.

Item 6: Selected Financial Data

	2006	2005	2004	2003	2002
	(In thousands of dollars, except for per share amounts)
Net sales	$ 5,883,654	$ 5,526,636	$ 5,049,785	$ 4,667,014	$ 4,643,898
Net earnings	383,399	346,324	286,923	226,971	211,567
Net earnings per basic share	4.36	3.87	3.18	2.50	2.30
Net earnings per diluted share	4.24	3.78	3.13	2.46	2.24
Total assets	3,046,088	3,107,921	2,809,573	2,624,678	2,437,448
Long-term debt (less current maturities)	4,895	4,895	–	4,895	119,693
Cash dividends paid per share	$ 1.110	$ 0.920	$ 0.785	$ 0.735	$ 0.715

Effective January 1, 2006, Grainger adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” for the accounting of employee stock-based compensation using the modified prospective method. The effect of the adoption was approximately a $0.14 earnings per share reduction for 2006. See Note 2 to the Consolidated Financial Statements for further discussion of information related to SFAS No. 123R.

The results for 2006 included an effective tax rate, excluding the effect of equity in unconsolidated entities, of 36.7%. The 2006 rate included tax benefits from the resolution of uncertainties related to the audit of the 2004 tax year and a tax benefit from a reduction of deferred tax liabilities related to property, buildings and equipment. These benefits increased diluted earnings per share by $0.15.

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

The results for 2002 included an after-tax gain on the sale of securities of $4.5 million, or $0.04 per diluted share, and an after-tax gain on the reduction of restructuring reserves established for the shutdown of the Material Logic business of $1.2 million, or $0.01 per diluted share. These were offset by the cumulative effect of a change in accounting for the write-down of goodwill of $23.9 million after-tax, or $0.26 per diluted share, related to Acklands – Grainger.

For further information see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General. Grainger is the leading broad-line supplier of facilities maintenance and other related products in North America. For each of the three years presented in this Annual Report on Form 10-K for the year ended December 31, 2006, Grainger reports its operating results in three segments: Grainger Branch-based, Acklands – Grainger Branch-based (Acklands – Grainger) and Lab Safety Supply, Inc. (Lab Safety). Grainger distributes a wide range of products used by businesses and institutions to keep their facilities and equipment up and running. Grainger uses a multichannel business model to provide customers with a range of options for finding and purchasing products through a network of branches, sales representatives, direct marketing including catalogs, and a variety of electronic and Internet channels. Grainger serves customers through a network of 593 branches, 18 distribution centers and multiple Web sites.

Business Environment. Several economic factors and industry trends shape Grainger’s business environment. The current overall economy and leading economic indicators forecast by economists provide insight into anticipated economic factors for the near term and help in forming the development of projections for the upcoming year. At the start of 2007, Consensus Forecast-USA predicted 2007 GDP growth of 2.4% and Industrial Production growth of 2.5% for the United States, a slight decrease from preliminary fourth quarter 2006 GDP estimates. For Canada, Consensus Forecast-USA predicted 2007 GDP growth of 2.3%, below the 2006 estimate of 2.7%.

In 2006, Grainger benefited from the economic growth in the United States. Grainger’s sales correlate positively with industrial production growth. With the improvement in Industrial Production and general growth in the economy, Grainger realized an increase in sales across all customer sectors. Grainger’s sales also tend to increase when non-farm payrolls grow, especially during economic recoveries. Non-farm payrolls increased approximately 1%, on average, in 2006 over 2005. For 2006, Grainger benefited from the combination of increased Industrial Production and non-farm payroll growth.

The light and heavy manufacturing customer sectors, which comprised more than 25% of Grainger’s total 2006 sales, have historically correlated with manufacturing employment levels and manufacturing production. Manufacturing employment levels in the United States were flat during 2006, however, manufacturing output increased almost 5%. This contributed to almost double-digit sales growth in the heavy manufacturing and mid single-digit sales growth in the light manufacturing customer sectors for Grainger in 2006. Economic forecasts suggest that the manufacturing sector will continue to expand in 2007.

In 2004, Grainger launched a multiyear initiative to strengthen its presence in top metropolitan markets and better position itself to serve the local customer. The market expansion program contributed to the sales growth in 2006 and is expected to be a driver of growth in 2007 and beyond. The first phase of the market expansion program was completed in 2005. Phases two through six were in various stages of completion at December 31, 2006.

In 2006, Grainger launched a multiyear product line expansion program. The product line expansion program contributed to the sales growth in 2006 and is expected to be a driver of growth in 2007 and beyond. In 2007, the company plans to add approximately 25,000 additional products to supplement the plumbing, fastener, material handling and security product lines.

Customer buying behavior is also important in Grainger’s business environment. Grainger believes that customers will continue to focus on reducing their cost to procure facilities maintenance products. Consequently, during 2006, Grainger increased information available to employees for improved service to customers by installing an upgraded SAP branch operating system as part of an overall conversion to an integrated SAP system in the U.S. branch-based business.

Grainger’s financial strength positions it to fund major initiatives and acquisitions and to improve effectiveness. Capital spending in 2006 for the market expansion program was approximately $63 million, with total capital expenditures of $139 million.

For 2007, Grainger anticipates total capital expenditures of $150 million to $175 million. Grainger intends to continue its investment in the market expansion program and information technology enhancements with spending planned for the following major projects:

•	$50 million to $80 million for continued market expansion;
•	$10 million to $15 million for information technology;
•	$10 million to $12 million for international expansion;
•	$3 million to $5 million for product line expansion.

Lease or purchase decisions, based on availability of facilities, may affect the timing and amount of capital expenditures associated with the market expansion program.

Matters Affecting Comparability. Effective January 1, 2006, Grainger adopted SFAS No. 123R, “Share-Based Payment,” for the accounting of employee stock-based compensation using the modified prospective method. The effect of the adoption was approximately a $0.14 earnings per share reduction for 2006. See Note 2 to the Consolidated Financial Statements for further discussion of information related to SFAS No. 123R.

During the fourth quarter of 2006, Grainger adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132R.” As a result of the adoption, Grainger recorded an additional liability of $36.8 million to Accrued employment-related benefit costs offset by $14.3 million of deferred income taxes and a reduction of Accumulated other comprehensive earnings of $22.5 million. See Note 2 to the Consolidated Financial Statements for further discussion of information related to SFAS No. 158.

Grainger’s operating results for 2006 include the operating results of Rand Materials Handling Equipment Co. (Rand) from the acquisition date of January 31, 2006. Grainger’s operating results for 2006 also include the operating results of Professional Inspection Equipment, Inc. (Professional Equipment) and Construction Book Express, Inc. (Construction Book) from the acquisition date of November 17, 2006. The results of these acquisitions are included in the Lab Safety segment.

There were 254 sales days in 2006 compared to 255 sales days in 2005.

Grainger’s operating results for 2005 included the operating results for AW Direct from the acquisition date of January 14, 2005. AW Direct’s results are included in the Lab Safety segment.

Results of Operations

The following table is included as an aid to understanding changes in Grainger’s Consolidated Statements of Earnings:

	For the Years Ended December 31,
	Items in Consolidated Statements of Earnings
	As a Percent of Net Sales			Percent Increase/(Decrease) from Prior Year
	2006	2005	2004	2006	2005
Net sales	100.0%	100.0%	100.0%	6.5%	9.4%
Cost of merchandise sold	60.0	60.9	62.2	4.9	7.1
Gross profit	40.0	39.1	37.8	8.9	13.4
Operating expenses	30.2	29.7	29.1	8.1	12.1
Operating earnings	9.8	9.4	8.7	11.4	17.6
Other income (expense)	0.4	0.3	0.1	82.3	252.3
Income taxes	3.7	3.4	3.1	17.9	17.8
Net earnings	6.5%	6.3%	5.7%	10.7%	20.7%

2006 Compared to 2005

Grainger’s net sales for 2006 of $5,883.7 million were up 6.5% versus 2005. There was one less selling day in 2006 versus 2005. Daily sales were up 6.9%. The increase in net sales was led by strong sales to the commercial, government and manufacturing sectors. Also contributing to the improvement was growth from the U.S. market expansion program. Partially offsetting these sales improvements was the negative effect of the continued wind-down of low margin contracts with integrated supply and automotive customers.

The gross profit margin of 40.0% in 2006 improved 0.9 percentage point over the gross profit margin of 39.1% in 2005, principally due to selling price category mix and the positive effect of product mix, including the global sourcing of products. The major driver of the improvement in the selling price category mix was reduced sales to integrated supply and automotive customers, which carry lower than average gross profit margins.

Grainger’s operating earnings of $578.1 million in 2006 increased $59.1 million, or 11.4%, over the prior year. The operating margin of 9.8% in 2006 improved 0.4 percentage point over 2005, as the combined effect of increased sales and improvement in gross profit margin exceeded the increase in operating expenses. Operating expenses were up 8.1% in 2006 principally due to higher payroll and benefits driven by increased stock-based compensation expense due to the adoption of SFAS No. 123R, and increased healthcare and profit sharing costs, partially offset by lower systems implementation costs.

In 2006, net earnings of $383.4 million increased $37.1 million, or 10.7%, over the prior year. The growth in net earnings was due to the improvement in operating earnings and higher net interest income, partially offset by an increase in income tax expense. Diluted earnings per share for 2006 of $4.24 were 12.2% higher than the $3.78 for 2005, the result of higher net income and fewer shares outstanding.

Segment Analysis

The following comments at the segment level include external and intersegment net sales and operating earnings. Comments at the business unit level include external and inter- and intrasegment net sales and operating earnings. See Note 17 to the Consolidated Financial Statements.

Grainger Branch-based

Net sales of $4,910.8 million increased by 5.6% in 2006 compared to net sales of $4,649.2 million in 2005. Daily sales were up 6.0%. Daily sales in the United States were up 6.0%, with growth in all customer end markets, led by the government and heavy manufacturing sectors. The wind-down of the Company’s low margin integrated supply and automotive contracts reduced sales growth by approximately 2 percentage points.

In 2004, the Company launched a multiyear market expansion program to strengthen its presence in top metropolitan markets and better position itself to serve local customers. Phases 1 through 4 include sixteen markets. Work on Phases 5 and 6 began during 2006.

Market expansion contributed approximately 2 percentage points to the sales growth for the segment. Results for the market expansion program were as follows:

	Daily Sales Increase 2006 vs. 2005	Estimated Percent Complete*
Phase 1 (Atlanta, Denver, Seattle)	10%	100%
Phase 2 (Four markets in Southern California)	12%	95%
Phase 3 (Houston, St. Louis, Tampa)	13%	90%
Phase 4 (Baltimore, Cincinnati, Kansas City, Miami, Philadelphia, Washington, D.C.)	8%	90%

*	Phases are reported once they reach 50% completion. Completion occurs when a new branch opens or a branch expansion or remodeling is finished.

Products added in 2006 for the product line expansion program contributed approximately 2 percentage points to the growth in the segment.

Daily sales in Mexico increased 20.1% in 2006 versus 2005. In local currency, daily sales were up 21.0%, driven by an improving economy, an expanded telesales operation, new branches in Santa Catarina and Chihuahua and an expanded presence in Tijuana.

Segment gross profit margin increased 1.1 percentage points in 2006 over the comparable 2005 period, primarily driven by positive inflation recovery and a positive change in selling price category mix. A major driver in the improvement in selling price category mix was the reduction of sales related to low margin integrated supply and automotive contracts.

Operating expenses were up 6.4% for 2006. The operating expense growth was primarily driven by higher payroll and benefits costs primarily due to higher stock-based compensation related to the adoption of SFAS No. 123R and higher profit sharing costs, partially offset by lower systems implementation costs.

Operating earnings of $593.5 million for 2006 increased 13.6% over the $522.6 million for 2005. The earnings improvement resulted from higher sales and improved gross profit margins, partially offset by operating expenses, which grew at a faster rate than sales.

Acklands – Grainger Branch-based

Net sales at Acklands – Grainger of $565.1 million increased by 12.6% in 2006 compared to 2005 net sales of $502.0 million, including the effect of a favorable exchange rate. Daily sales were up 13.0%. In local currency, daily sales increased 5.8% due to a stronger economy, improved branch presence, and higher sales to the oil and gas sectors, partially offset by weak sales in the forestry industry.

The gross profit margin increased 0.5 percentage point in 2006 over 2005 primarily driven by positive inflation recovery.

Operating expenses for Acklands – Grainger were up 14.9% in 2006, primarily driven by payroll and benefits due to increased headcount and higher severance, information technology, advertising and occupancy costs.

Operating earnings of $15.2 million in 2006 increased 8.8% from the $14.0 million in 2005 as a result of sales growth and an improved gross profit margin, partially offset by operating expenses which grew at a faster rate than sales.

Lab Safety

Net sales at Lab Safety were $411.5 million for 2006, an increase of $31.4 million, or 8.3%, when compared with $380.1 million for 2005. Daily sales were up 8.7%. The sales growth included the benefit of incremental sales from Rand, acquired on January 31, 2006, and Professional Equipment and Construction Book, acquired on November 17, 2006, as well as sales growth in the manufacturing sector. Rand contributed 4.0 percentage points to the daily sales increase. Professional Equipment and Construction Book contributed 0.6 percentage point to the daily sales increase. Excluding Rand, Professional Equipment and Construction Book, daily sales increased 4.1%.

The gross profit margin decreased 0.3 percentage point in 2006 from 2005 primarily as a result of increased freight costs and lower margin Rand product sales, partially offset by positive inflation recovery.

Operating expenses of $121.8 million were $12.8 million, or 11.7%, higher in 2006, primarily due to incremental costs associated with the acquisitions, higher advertising and increased expenses from the upgrade of the business’ ERP system.

Operating earnings of $52.3 million for 2006 were down 0.8% compared to 2005, resulting from a lower gross profit margin and higher operating expenses, partially offset by increased sales.

Other Income and Expense

Other income and expense was $25.0 million of income in 2006, an improvement of $11.3 million as compared with $13.7 million of income in 2005. The following table summarizes the components of other income and expense:

	For the Years Ended December 31,
	2006	2005
	(In thousands of dollars)
Other income and (expense):
Interest income (expense) – net	$ 19,570	$ 11,019
Equity in income of unconsolidated entities – net	2,960	2,809
Gain on sale of unconsolidated entity	2,291	–
Unclassified – net	131	(143)
	$ 24,952	$ 13,685

The improvement in other income and expense in 2006 over 2005 was primarily attributable to higher interest income and the gain on the sale of Acklands – Grainger’s interest in the USI-AGI Prairies joint venture. The increase in interest income in 2006 was the result of higher interest rates and higher average cash balances.

Income Taxes

Income taxes of $219.6 million in 2006 increased 17.9% as compared with $186.4 million in 2005.

Grainger’s effective tax rates were 36.4% and 35.0% in 2006 and 2005, respectively. Excluding the effect of equity in unconsolidated entities, which is recorded net of tax, the effective income tax rates were 36.7% for 2006 and 35.2% for 2005.

The 2006 tax rate benefited from resolution of uncertainties related to the audit of the 2004 tax year and from a reduction of deferred tax liabilities related to property, buildings and equipment.

The 2005 tax rate included tax benefits related to a favorable revision to the estimate of income taxes for various state and local taxing jurisdictions and the resolution of certain federal and state tax contingencies.

For 2007, Grainger is projecting its estimated effective tax rate to be 38.5%, excluding the effects of equity in unconsolidated entities.

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

The gross profit margin of 39.1% in 2005 improved 1.3 percentage points over the gross profit margin of 37.8% in 2004, principally due to selling price category mix and the positive effect of product mix, including the global sourcing of products. A major driver of the improvement in the selling price category mix was reduced sales to integrated supply and automotive customers, which carry lower than average gross profit margins.

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

Segment Analysis

The following comments at the segment level include external and intersegment net sales and operating earnings. Comments at the business unit level include external and inter- and intrasegment net sales and operating earnings. See Note 17 to the Consolidated Financial Statements.

Grainger Branch-based

Net sales of $4,649.2 million in 2005 increased 8.5% over 2004 net sales of $4,283.3 million. Sales in the United States were up 8.4% over the prior year. All customer segments increased, with the strongest sales growth in the commercial, government and manufacturing sectors. National account sales, which include all customer segments, were up 11.9%. The wind-down of integrated supply and automotive contracts reduced sales growth by approximately 2 percentage points.

In 2004, the Company launched a multiyear market expansion program to strengthen its presence in top metropolitan markets and better position itself to serve local customers. Phases 1 through 3 included ten markets.

As of the fourth quarter of 2005, the Company began Phase 4 of the program. Additional phases began in 2006.

	Sales Increase 2005 vs. 2004	Estimated Percent Complete*
Phase 1 (Atlanta, Denver, Seattle)	10%	100%
Phase 2 (Four markets in Southern California)	14%	90%
Phase 3 (Houston, St. Louis, Tampa)	19%	70%

*	Phases are reported once they reach 50% completion. Completion occurs when a new branch opens or a branch expansion or remodeling is finished.

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

Cost of merchandise sold of $2,817.5 million increased $155.2 million, or 5.8%, over 2004 due to increased volume. Gross profit margins improved 1.6 percentage points to 39.4% in 2005 from 37.8% in 2004. Contributing to the improvement in gross profit margin were selling price category mix and the positive effect of product mix, which included the global sourcing of additional products. The major driver of the improvement in selling price category mix was reduced sales to integrated supply and automotive customers, which carry lower than average gross margins.

Operating expenses for the Grainger Branch-based businesses increased 11.3% in 2005. Operating expenses were up primarily as a result of payroll and benefits costs. Payroll increases were due to higher headcount to support strategic initiatives including the market expansion program and information technology upgrades. In addition, sales commissions and profit sharing accruals increased due to the improved 2005 performance. Partially offsetting these increases was lower bad debt expense, the result of improved collections and reduced write-offs.

In 2005, operating earnings of $522.6 million increased by $78.1 million, or 17.6%, over 2004. The improvement was the result of sales growth, combined with the improvement in gross profit margin, and was partially offset by operating expenses, which grew faster than sales.

Acklands – Grainger Branch-based

Net sales at Acklands – Grainger of $502.0 million increased by 15.6% in 2005 compared to 2004 net sales of $434.3 million, including the effect of a favorable Canadian exchange rate. In local currency, sales increased 7.7%, primarily due to strength in the Canadian economy driven by the natural resources sector.

The gross profit margin increased 0.3 percentage point in 2005 over 2004 primarily due to positive inflation recovery.

Operating expenses were up 24.8% in 2005, primarily driven by payroll and benefits due to increased headcount and bonus accruals, and higher information technology, advertising and occupancy costs.

Operating earnings decreased 33.2% in 2005, primarily driven by increased operating expenses which grew at a faster rate than sales, partially offset by a slightly improved gross margin.

Lab Safety

Net sales at Lab Safety were $380.1 million in 2005, an increase of $43.4 million, or 12.9%, when compared with $336.7 million of sales in 2004. Higher sales were principally driven by incremental sales from AW Direct, which was acquired on January 14, 2005. Excluding AW Direct, sales increased 4.0 percentage points over 2004.

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

Other Income and Expense

Other income and expense was $13.7 million of income in 2005, an improvement of $9.8 million as compared with $3.9 million of income in 2004. The following table summarizes the components of other income and expense:

	For the Years Ended December 31,
	2005	2004
	(In thousands of dollars)
Other income and (expense):
Interest income (expense) – net	$ 11,019	$ 1,988
Equity in income of unconsolidated entities – net	2,809	996
Gain on sale of unconsolidated entity	–	750
Unclassified – net	(143)	151
	$ 13,685	$ 3,885

The improvement in other income and expense in 2005 over 2004 was primarily attributable to higher interest income and lower interest expense and improvement in the results of unconsolidated entities. The increase in interest income in 2005 was primarily the result of higher interest rates. Interest expense decreased due to the payment of the cross-currency swap in September 2004.

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

Financial Condition

Grainger expects its strong working capital position and cash flows from operations to continue, allowing it to fund its operations including growth initiatives and capital expenditures, and to repurchase shares, as well as pay cash dividends at or above historical levels.

Cash Flow

Net cash flows from operations of $436.8 million in 2006, $432.5 million in 2005 and $406.5 million in 2004 continued to improve Grainger’s financial position and serve as the primary source of funding. Net cash provided by operations increased $4.3 million in 2006 over 2005, driven primarily by increased net earnings. The Change in operating assets and liabilities – net of business acquisitions and joint venture contributions used cash of $97.2 million in 2006. The use of cash was primarily driven by increases in inventory and trade accounts receivable, which were up due to increased sales throughout 2006 and an increase in days sales outstanding. These changes were partially offset by an increase in trade accounts payable due to the higher inventory purchases. The increase in net cash flows from operations from 2004 to 2005 was primarily attributable to increased net earnings. The Change in operating assets and liabilities – net of business acquisitions and joint venture contributions used cash of $57.1 million in 2005. The use of cash was primarily driven by increases in inventory and trade accounts receivable, which were up due to higher inventory purchases and sales in December. These changes were partially offset by an increase in trade accounts payable due to the higher inventory purchases and increases in profit sharing and compensation-related accruals, driven by an improved 2005 performance.

Net cash flows used in investing activities were $139.7 million, $163.0 million and $142.4 million for 2006, 2005 and 2004, respectively. Capital expenditures for property, buildings, equipment and capitalized software were $136.8 million, $157.2 million and $160.8 million in 2006, 2005 and 2004, respectively. Additional information regarding capital spending is detailed in the Capital Expenditures section below. In 2006, Grainger also invested $13.9 million to purchase Rand and $20.5 million to purchase Professional Equipment and Construction Book, which are part of the Lab Safety segment. The results of operations for Rand have been included in the consolidated financial statements since the acquisition date of January 31, 2006, and the results of operations for Professional Equipment and Construction Book have been included in the consolidated financial statements since the acquisition date of November 17, 2006.

Net cash flows used in financing activities for 2006, 2005 and 2004 were $492.9 million, $154.1 million and $240.6 million, respectively. Treasury stock purchases increased $335.3 million in 2006, as Grainger repurchased 6,950,900 shares, compared with 2,404,400 shares in 2005. Treasury stock purchases were 2,001,000 shares in 2004. As of December 31, 2006, approximately 7.7 million shares of common stock remained available under Grainger’s repurchase authorization. Dividends paid to shareholders were $97.9 million in 2006, $82.7 million in 2005 and $71.2 million in 2004. Partially offsetting these cash outlays were proceeds from stock options exercised of $64.4 million, $66.0 million and $72.3 million for 2006, 2005 and 2004, respectively. During 2004, Grainger liquidated its cross-currency swap and related commercial paper debt with payments totaling $140.8 million.

Working Capital

Internally generated funds have been the primary source of working capital and for funds used in business expansion, supplemented by debt as circumstances dictated. In addition, funds were expended for facilities optimization and enhancements to support growth initiatives, as well as for business and systems development and other infrastructure improvements.

Working capital was $1,155.8 million at December 31, 2006, compared with $1,290.2 million at December 31, 2005, and $1,108.4 million at December 31, 2004. At these dates, the ratio of current assets to current liabilities was 2.6, 2.9 and 2.7, respectively.

Capital Expenditures

In each of the past three years, a portion of operating cash flow has been used for additions to property, buildings, equipment and capitalized software as summarized in the following table:

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands of dollars)

Land, buildings, structures and improvements	$ 67,554	$ 52,955	$ 41,929
Furniture, fixtures, machinery and equipment	62,233	59,342	86,347
Subtotal	129,787	112,297	128,276
Capitalized software	8,950	44,950	32,482
Total	$ 138,737	$ 157,247	$ 160,758

In 2006, Grainger’s investments included the market expansion program, which is designed to realign branches in several metropolitan markets, international expansion and the normal, recurring replacement of equipment.

In 2005 and 2004, Grainger’s investments included the market expansion program, ongoing SAP initiatives, expenditures related to Canadian branch and systems projects, as well as the normal, recurring replacement of equipment.

Capital expenditures are expected to range from $150 million to $175 million in 2007 and include investments for the ongoing market expansion program, information technology, international expansion, as well as other general projects including the normal, recurring replacement of equipment. Grainger expects to fund 2007 capital investments from operating cash flows, which Grainger believes will remain strong.

Debt

Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit. At December 31, 2006, Grainger’s long-term debt rating by Standard & Poor’s was AA+. Grainger’s available lines of credit, as further discussed in Note 8 to the Consolidated Financial Statements, were $250.0 million at December 31, 2006, 2005 and 2004. Total debt as a percent of total capitalization was 0.4%, 0.4% and 0.5% as of the same dates.

Grainger entered into a two-year cross-currency swap on September 25, 2002. On September 27, 2004, the cross-currency swap and related commercial paper debt matured and were liquidated with payments totaling $140.8 million. See Note 10 to the Consolidated Financial Statements.

Grainger believes any circumstances that would trigger early payment or acceleration with respect to any outstanding debt securities would not have a material impact on its results of operations or financial condition. Certain holders of industrial revenue bonds have various rights to require Grainger to redeem these bonds, thus a portion is classified as Current maturities of long-term debt.

Commitments and Other Contractual Obligations

At December 31, 2006, Grainger’s contractual obligations, including estimated payments due by period, are as follows:

	Payments Due by Period
	Total Amounts Committed	Less than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 Years
	(In thousands of dollars)
Long-term debt obligations	$ 9,485	$ 4,590	$ –	$ 4,895	$ –
Operating lease obligations	168,900	34,221	69,253	30,138	35,288
Purchase obligations:
Uncompleted additions to property, buildings and equipment	48,027	48,027	–	–	–
Commitments to purchase inventory	213,904	213,904	–	–	–
Other purchase obligations	79,730	48,300	30,563	867	–
Other liabilities	118,715	–	12,840	13,559	92,316
Total	$ 638,761	$ 349,042	$ 112,656	$ 49,459	$ 127,604

Purchase obligations consist primarily of inventory purchases made in the normal course of business to meet operating needs. While purchase orders for both inventory purchases and noninventory purchases are generally cancelable without penalty, certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

Payments for Other liabilities represent future benefit payments for postretirement benefit plans and postemployment disability medical benefits as determined by actuarial projections. Other employment-related benefits costs of $32.3 million have not been included in this table as the timing of benefit payments is not as statistically predictable. See Note 9 to the Consolidated Financial Statements.

See also Notes 10 and 11 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Grainger does not have any material exposures to off-balance sheet arrangements. Grainger does not have any variable interest entities or activities that include nonexchange-traded contracts accounted for at fair value.

Critical Accounting Estimates

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

The discount rate assumptions used by management reflect the rates available on high-quality fixed income debt instruments as of December 31, the measurement date, of each year in accordance with Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” A lower discount rate increases the present value of benefit obligations and net periodic postretirement benefit costs. As of December 31, 2006, Grainger increased the discount rate used in the calculation of its postretirement plan obligation from 5.5% to 5.9% to reflect the increase in market interest rates. Grainger estimates that the increase in the expected discount rate will increase 2007 pretax earnings by approximately $1.4 million, although other changes in assumptions may increase, decrease or eliminate this effect.

Grainger considers the long-term historical actual return on plan assets and the historical performance of the Standard & Poor’s 500 Index in developing its expected long-term return on plan assets. In 2006, Grainger maintained the expected long-term rate of return on plan assets of 6.0% (net of tax at 40%) based on the historical average of long-term rates of return.

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

Grainger has used its best judgment in making assumptions and estimates and believes such assumptions and estimates used are appropriate. Changes to the assumptions may be required in future years as a result of actual experience or new trends and, therefore, may affect Grainger’s retirement plan obligations and future expense.

For additional information concerning postretirement healthcare benefits, see Note 9 to the Consolidated Financial Statements.

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

New Accounting Standards

The following new accounting standards exclude those pronouncements that are unlikely to have an effect on Grainger upon adoption.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measure of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect adoption of FIN 48 to have a material effect on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact adoption may have on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132R.” SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. SFAS No. 158 requires funded status changes of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of net periodic benefit costs. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company adopted SFAS No. 158 during the fourth quarter of 2006. As a result of the adoption, Grainger recorded an additional liability of $36.8 million to Accrued employment-related benefit costs, offset by $14.3 million of deferred income taxes and a reduction of Accumulated other comprehensive earnings of $22.5 million. See Note 2 to the Consolidated Financial Statements for further discussion of information related to SFAS No. 158.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The adoption of SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. The Company adopted SAB No. 108 during the fourth quarter of 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s results of operations or financial position.

See Note 2 to the Consolidated Financial Statements for further discussion of new accounting standards.

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

Factors that may affect forward-looking statements include the following: higher product costs or other expenses; a major loss of customers; increased competitive pricing pressure on Grainger’s businesses; failure to develop or implement new technologies or other business strategies; the outcome of pending and future litigation or governmental or regulatory proceedings relating to claims, inquiries or audits; changes in laws and regulations; facilities disruptions or shutdowns; disruptions in transportation services; natural and other catastrophes; unanticipated weather conditions; and other difficulties in achieving or improving margins or financial performance.

Trends and projections could also be affected by general industry and market conditions, gross domestic product growth rates, general economic conditions including interest rate and currency rate fluctuations, global and other conflicts, employment levels and other factors.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Grainger is exposed to foreign currency exchange risk related to its transactions, assets and liabilities denominated in foreign currencies. During a portion of 2004, Grainger partially hedged its net Canadian dollar investment in Acklands – Grainger with a cross-currency swap agreement. This agreement was terminated in 2004. See Note 10 to the Consolidated Financial Statements. For 2006, a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect Grainger and its joint ventures would have resulted in a $1.0 million decrease in net income. Comparatively, in 2005 a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect Grainger and its joint ventures would have resulted in a $1.6 million decrease in net income. A uniform 10% weakening of the U.S. dollar would have resulted in a $1.2 million increase in net income for 2006, as compared with an increase in net income of $1.9 million for 2005. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in potential changes in sales levels or local currency prices. Grainger does not hold derivatives for trading purposes.

Grainger is also exposed to interest rate risk in its debt portfolio. During 2006 and 2005, all of its long-term debt was variable rate debt. For both 2006 and 2005, a 1 percentage point increase in interest rates paid by Grainger would have resulted in a decrease to income of approximately $0.1 million and a 1 percentage point decrease in interest rates would have resulted in an increase to income of approximately $0.1 million. This sensitivity analysis of the effects of changes in interest rates on long-term debt does not factor in potential changes in exchange rates or long-term debt levels. Grainger’s level of interest rate risk has been reduced due to the liquidation of the cross-currency swap and related commercial paper debt during 2004. See Note 10 to the Consolidated Financial Statements.

Grainger is not exposed to commodity price risk since it purchases its goods for resale and does not purchase commodities directly.

Item 8: Financial Statements and Supplementary Data

The financial statements and supplementary data are included on pages 26 to 64. See the Index to Financial Statements and Supplementary Data on page 25.

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

Internal Control over Financial Reporting

(A)	Management’s Annual Report on Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting is included on page 26 of this Report under the heading Management’s Annual Report on Internal Control Over Financial Reporting.

(B)	Attestation Report of the Registered Public Accounting Firm

The report from Ernst & Young LLP on its audit of management’s assessment of the effectiveness of Grainger’s internal control over financial reporting as of December 31, 2006, is included on page 27 of this Report under the heading Report of Independent Registered Public Accounting Firm.

(C)	Changes in Internal Control Over Financial Reporting

There have been no changes in Grainger’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 25, 2007, under the captions “Election of Directors,” “Board of Directors and Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information required by this item regarding executive officers of Grainger is set forth in Part I of this report under the caption “Executive Officers.”

Grainger has adopted a code of ethics that applies to the principal executive officer, principal financial officer and principal accounting officer. This code of ethics is incorporated into Grainger’s business conduct guidelines for directors, officers and employees. Grainger intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to its code of ethics by posting such information on its Web site. A copy of the business conduct guidelines is available at grainger.com/investor and is also available in print without charge to any person upon request to Grainger’s Corporate Secretary. Grainger has also adopted Operating Principles for the Board of Directors, which are available on its Web site and are available in print to any person who requests them.

Item 11: Executive Compensation

The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 25, 2007, under the captions “Board of Directors and Board Committees,” “Director Compensation,” “Report of the Compensation Committee of the Board” and “Compensation Discussion and Analysis.”

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 25, 2007, under the captions “Ownership of Grainger Stock” and “Equity Compensation Plans.”

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 25, 2007, under the captions “Election of Directors” and “Transactions with Related Persons.”

Item 14: Principal Accounting Fees and Services

The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 25, 2007, under the caption “Audit Fees and Audit Committee Pre-Approval Policies and Procedures.”

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements. See Index to Financial Statements and Supplementary Data.
2.

Financial Statement Schedules. The schedules listed in Reg. 210.5-04 have been omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

	3.	Exhibits
		(3)	(a)	Restated Articles of Incorporation, incorporated by reference to Exhibit 3(i) to Grainger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
			(b)	Bylaws, as amended.
		(4)	Instruments Defining the Rights of Security Holders, Including Indentures
(a)

Agreement dated as of April 28, 1999, between Grainger and Fleet National Bank (formerly Bank Boston, NA), as rights agent, incorporated by reference to Exhibit 4 to Grainger’s Current Report on Form 8-K dated April 28, 1999, and related letter concerning the appointment of EquiServe Trust Company, N.A. (now Computershare Trust Company, N.A.), as successor rights agent, effective August 1, 2002, incorporated by reference to Exhibit 4 to Grainger’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(b)

No instruments which define the rights of holders of Grainger’s Industrial Development Revenue Bonds are filed herewith, pursuant to the exemption contained in Regulation S-K, Item 601(b)(4)(iii). Grainger hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any such instrument.

(10)	Material Contracts
Compensatory Plans or Arrangements
	(i)	Director Stock Plan, as amended, incorporated by reference to Exhibit 10(c) to Grainger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
	(ii)	Office of the Chairman Incentive Plan, incorporated by reference to Appendix B of Grainger’s Proxy Statement dated March 26, 1997.
	(iii)	1990 Long-Term Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10(a) to Grainger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
	(iv)	2001 Long-Term Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10(b) to Grainger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
	(v)	Executive Death Benefit Plan, as amended, incorporated by reference to Exhibit 10(b)(v) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2001.
	(vi)	Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10(e) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 1989.
	(vii)	1985 Executive Deferred Compensation Plan, as amended, incorporated by reference to Exhibit 10(d)(vii) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 1998.
	(viii)	Supplemental Profit Sharing Plan, as amended, incorporated by reference to Exhibit 10(viii) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2003.
	(ix)	Supplemental Profit Sharing Plan II, incorporated by reference to Exhibit 10(ix) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2005.
(x)

Form of Change in Control Employment Agreement between Grainger and certain of its executive officers, incorporated by reference to Exhibit 10 to Grainger’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

	(xi)	Voluntary Salary and Incentive Deferral Plan, incorporated by reference to Exhibit 10(x) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2003.
(xii)

Summary Description of Directors Compensation Program effective January 1, 2005, incorporated by reference to Exhibit 10(xv) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2004.

	(xiii)	2005 Incentive Plan, as amended, incorporated by reference to Exhibit 10(d) to Grainger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(xiv)

Form of Stock Option Award Agreement between Grainger and certain of its executive officers, incorporated by reference to Exhibit 10(xiv) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2005.

(xv)

Form of Stock Option and Restricted Stock Unit Agreement between Grainger and certain of its executive officers, incorporated by reference to Exhibit 10(xv) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2005.

(xvi)

Form of Performance Share Award Agreement between Grainger and certain of its executive officers, incorporated by reference to Exhibit 10(xvi) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2005.

	(xvii)	Summary Description of 2007 Management Incentive Program.
(11)	Computations of Earnings Per Share.
(21)	Subsidiaries of Grainger.
(23)	Consents of Independent Registered Public Accounting Firms.
(31)	Rule 13a – 14(a)/15d – 14(a) Certifications
	(a)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(b)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
	(a)	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	(b)	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Grainger has duly issued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: February 23, 2007

W.W. GRAINGER, INC.
By:	/s/ Richard L. Keyser
Richard L. Keyser Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Grainger on February 23, 2007, in the capacities indicated.

/s/ Richard L. Keyser	/s/ Stuart L. Levenick
Richard L. Keyser	Stuart L. Levenick
Chairman of the Board	Director
and Chief Executive Officer
(Principal Executive Officer and Director)

/s/ P. Ogden Loux	/s/ John W. McCarter, Jr.
P. Ogden Loux	John W. McCarter, Jr.
Senior Vice President, Finance	Director
and Chief Financial Officer
(Principal Financial Officer)

/s/ Ronald L. Jadin	/s/ Neil S. Novich
Ronald L. Jadin	Neil S. Novich
Vice President and Controller	Director
(Principal Accounting Officer)

/s/ Brian P. Anderson	/s/ Michael J. Roberts
Brian P. Anderson	Michael J. Roberts
Director	Director

/s/ Wilbur H. Gantz	/s/ Gary L. Rogers
Wilbur H. Gantz	Gary L. Rogers
Director	Director

/s/ V. Ann Hailey	/s/ James D. Slavik
V. Ann Hailey	James D. Slavik
Director	Director

/s/ William K. Hall	/s/ Harold B. Smith
William K. Hall	Harold B. Smith
Director	Director

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

December 31, 2006, 2005 and 2004

Page(s)
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORITNG	26
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	27-29
FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF EARNINGS	30
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS	31
CONSOLIDATED BALANCE SHEETS	32-33
CONSOLIDATED STATEMENTS OF CASH FLOWS	34-35
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY	36-37
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	38-62
EXHIBIT 11 – COMPUTATIONS OF EARNINGS PER SHARE	63
EXHIBIT 23 – CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	64

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

Grainger’s management assessed the effectiveness of Grainger’s internal control over financial reporting as of December 31, 2006, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on its assessment under that framework and the criteria established therein, Grainger’s management concluded that Grainger’s internal control over financial reporting was effective as of December 31, 2006.

Ernst & Young LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of Grainger’s internal control over financial reporting as of December 31, 2006, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

W.W. Grainger, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that W.W. Grainger, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). W.W Grainger, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that W.W. Grainger, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, W.W Grainger, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of W.W. Grainger, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for the years then ended of W.W. Grainger, Inc. and our report dated February 26, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

W.W. Grainger, Inc.

We have audited the accompanying consolidated balance sheets of W.W Grainger, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of W.W. Grainger, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As described in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments to conform with FASB Statement No. 123(R).

As described in Note 2 to the consolidated financial statements, effective December 31, 2006, the Company changed its method of accounting for other postretirement plans to conform with FASB Statement No. 158.

The financial statements of W.W. Grainger, Inc. as of December 31, 2004, and for the year then ended were audited by other auditors. As described in Note 17 – Segment Information, the Company changed the composition of its reportable segments in 2006, and the amounts in the 2004 financial statements relating to reportable segments have been restated to conform to the 2005 and 2006 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2004 financial statements. Our procedures included (a) agreeing the adjusted amounts of segment sales, operating earnings, assets, depreciation and amortization, and additions to long-lived assets to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures on the 2004 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2004 financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of W.W. Grainger, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

W.W. Grainger, Inc.

We have audited, before the effects of the adjustments to retrospectively reflect the change in the composition of reportable segments described in Note 17, the accompanying consolidated balance sheet of W.W. Grainger, Inc., and Subsidiaries as of December 31, 2004, and the related consolidated statement of earnings, comprehensive earnings, shareholders’ equity, and cash flows for the year then ended. These 2004 financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, which are before the effects of the adjustments to retrospectively reflect the change in the composition of reportable segments described in Note 17, present fairly, in all material respects, the financial position of W.W. Grainger, Inc., and Subsidiaries as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review or apply any procedures to the adjustments to retrospectively reflect the change in the composition of reportable segments described in Note 17 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of W.W. Grainger, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and our report dated February 11, 2005 (not presented herein) expressed an unqualified opinion on the effectiveness of W.W. Grainger, Inc. and Subsidiaries’ internal control over financial reporting.

/s/GRANT THORNTON LLP

Chicago, Illinois

February 11, 2005

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands of dollars, except for per share amounts)

	For the Years Ended December 31,
	2006	2005	2004

Net sales	$ 5,883,654	$ 5,526,636	$ 5,049,785
Cost of merchandise sold	3,529,504	3,365,095	3,143,133
Gross profit	2,354,150	2,161,541	1,906,652
Warehousing, marketing and administrative expenses	1,776,079	1,642,552	1,465,624
Restructuring charge	–	–	(226)
Total operating expenses	1,776,079	1,642,552	1,465,398
Operating earnings	578,071	518,989	441,254
Other income and (expense):
Interest income	21,496	12,882	6,376
Interest expense	(1,926)	(1,863)	(4,388)
Equity in income of unconsolidated entities – net	2,960	2,809	996
Gains on sales of unconsolidated entities	2,291	–	750
Unclassified – net	131	(143)	151
Total other income and (expense)	24,952	13,685	3,885
Earnings before income taxes	603,023	532,674	445,139
Income taxes	219,624	186,350	158,216
Net earnings	$ 383,399	$ 346,324	$ 286,923
Earnings per share:
Basic	$ 4.36	$ 3.87	$ 3.18
Diluted	$ 4.24	$ 3.78	$ 3.13
Weighted average number of shares outstanding:
Basic	87,838,723	89,568,746	90,206,773
Diluted	90,523,774	91,588,295	91,673,375

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands of dollars)

	For the Years Ended December 31,
	2006	2005	2004

Net earnings	$ 383,399	$ 346,324	$ 286,923

Other comprehensive earnings (losses):

Foreign currency translation adjustments, net of tax benefit (expense) of $147, $(1,642) and $(8,734), respectively	(1,181)	9,383	15,458

Unrecognized holding gain (loss) on other employment-related benefit plans, net of tax (expense) benefit of $(21) and $226, respectively	33	(353)	–
	(1,148)	9,030	15,458
Comprehensive earnings	$ 382,251	$ 355,354	$ 302,381

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except for per share amounts)

	As of December 31,
	2006	2005	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 348,471	$ 544,894	$ 429,246
Marketable securities at cost, which approximates market value	12,827	–	–
Accounts receivable (less allowances for doubtful accounts of $18,801, $18,401 and $23,375, respectively)	566,607	518,625	480,893
Inventories	827,254	791,212	700,559
Prepaid expenses and other assets	58,804	54,334	47,086
Deferred income taxes	48,123	76,474	86,632
Total current assets	1,862,086	1,985,539	1,744,416

PROPERTY, BUILDINGS AND EQUIPMENT
Land	167,218	162,123	154,673
Buildings, structures and improvements	890,380	841,031	804,317
Furniture, fixtures, machinery and equipment	769,506	716,497	679,141
	1,827,104	1,719,651	1,638,131
Less accumulated depreciation and amortization	1,034,169	949,026	876,558
Property, buildings and equipment – net	792,935	770,625	761,573

DEFERRED INCOME TAXES	48,793	16,702	29,168

INVESTMENTS IN UNCONSOLIDATED ENTITIES	8,492	25,155	26,126

GOODWILL	210,671	182,726	165,011

OTHER ASSETS AND INTANGIBLES – NET	123,111	127,174	83,279

TOTAL ASSETS	$ 3,046,088	$ 3,107,921	$ 2,809,573

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS – CONTINUED

(In thousands of dollars, except for per share amounts)

	As of December 31,
	2006	2005	2004

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$ 4,590	$ 4,590	$ 9,485
Trade accounts payable	334,820	319,254	289,388
Accrued compensation and benefits	140,141	152,543	127,994
Accrued contributions to employees’ profit sharing plans	113,014	90,478	76,052
Accrued expenses	106,681	103,932	97,860
Income taxes	7,077	24,554	35,253
Total current liabilities	706,323	695,351	636,032

LONG-TERM DEBT (less current maturities)	4,895	4,895	–

DEFERRED INCOME TAXES	6,235	7,019	4,482

ACCRUED EMPLOYMENT-RELATED BENEFITS COSTS	151,020	111,680	101,089

SHAREHOLDERS’ EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	–	–	–
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued, 109,657,938, 109,667,938 and 109,672,938 shares, respectively	54,829	54,834	54,836
Additional contributed capital	513,667	451,578	432,171
Retained earnings	3,007,606	2,722,103	2,458,442
Unearned restricted stock compensation	(35,213)	(17,280)	(14,463)
Accumulated other comprehensive earnings	3,431	27,082	18,052
Treasury stock, at cost – 25,590,311, 19,952,297 and 19,075,511 shares, respectively	(1,366,705)	(949,341)	(881,068)
Total shareholders’ equity	2,177,615	2,288,976	2,067,970
TOTAL LIABILITIES AND SHAREHOLDERS’EQUITY	$ 3,046,088	$ 3,107,921	$ 2,809,573

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	For the Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$ 383,399	$ 346,324	$ 286,923
Provision for losses on accounts receivable	6,057	1,326	5,159
Deferred income taxes	9,858	23,663	(4,450)
Depreciation and amortization:
Property, buildings and equipment	100,975	98,087	85,566
Capitalized software and other intangibles	17,593	10,695	12,690
Stock-based compensation	33,754	9,015	8,226
Tax benefit of stock incentive plans	1,563	11,962	12,068
Net gains on sales of property, buildings and equipment	(11,035)	(7,337)	(1,725)
(Income) from unconsolidated entities	(2,960)	(2,809)	(996)
(Gains) on sales of unconsolidated entities	(2,291)	–	(750)
Change in operating assets and liabilities – net of business acquisitions and joint venture contributions:
(Increase) decrease in accounts receivable	(53,056)	(36,378)	(49,935)
(Increase) decrease in inventories	(33,839)	(84,031)	(30,728)
(Increase) decrease in prepaid expenses	(3,918)	(6,251)	(9,087)
Increase (decrease) in trade accounts payable	10,888	27,121	29,302
Increase (decrease) in other current liabilities	(2,558)	43,056	64,372
Increase (decrease) in current income taxes payable	(17,395)	(10,632)	(4,268)
Increase (decrease) in accrued employment-related benefits costs	2,634	10,012	8,613
Other – net	(2,916)	(1,280)	(4,493)
Net cash provided by operating activities	436,753	432,543	406,487

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment	(127,814)	(112,297)	(128,276)
Proceeds from sales of property, buildings and equipment – net	17,314	15,037	17,616
Additions to capitalized software	(8,950)	(44,950)	(32,482)
Purchase of marketable securities	(13,187)	–	–
Proceeds from sale of unconsolidated entity	27,843	–	–
Net cash paid for business acquisitions	(34,390)	(24,817)	–
(Investments in) and loan repayment from unconsolidated entities	(3,988)	4,088	–
Other – net	3,426	(46)	750
Net cash used in investing activities	(139,746)	(162,985)	(142,392)

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(In thousands of dollars)

	For the Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt payments	$ –	$ –	$ (140,800)
Stock options exercised	64,437	65,997	72,275
Excess tax benefits from stock-based compensation	13,373	–	–
Purchase of treasury stock	(472,787)	(137,473)	(100,872)
Cash dividends paid	(97,896)	(82,663)	(71,243)
Net cash used in financing activities	(492,873)	(154,139)	(240,640)

Exchange rate effect on cash and cash equivalents	(557)	229	2,967

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(196,423)	115,648	26,422

Cash and cash equivalents at beginning of year	544,894	429,246	402,824

Cash and cash equivalents at end of year	$ 348,471	$ 544,894	$ 429,246

Supplemental cash flow information:
Cash payments for interest (net of amounts capitalized)	$ 1,413	$ 1,791	$ 3,408
Cash payments for income taxes	212,350	162,030	154,589

Noncash investing activities:
Fair value of noncash assets acquired in business acquisitions	$ 38,430	$ 26,811	$ –
Liabilities assumed in business acquisitions	(4,040)	(1,994)	–

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands of dollars, except for per share amounts)

	Common Stock	Additional Contributed Capital	Retained Earnings	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock
Balance at January 1, 2004	$ 54,689	$ 394,409	$ 2,242,762	$ (11,471)	$ 2,594	$ (837,848)
Exercise of stock options	253	11,910	–	–	–	60,112
Tax benefits on stock options exercised	–	10,138	–	–	–	–
Issuance of other stock-based compensation awards	5	12,647	–	(12,652)	–	–
Tax benefits on other vested stock-based compensation awards	–	1,930	–	–	–	–
Conversion of restricted stock to restricted stock units	(108)	108	–	–	–	–
Remeasurement of stock options and other stock-based compensation awards	–	2,620	–	(809)	–	–
Cancellation of other stock- based compensation awards	(3)	(1,479)	–	1,482	–	–
Amortization of unearned compensation on other stock- based compensation awards	–	–	–	8,987	–	–
Settlement of other stock-based compensation awards	–	(161)	–	–	–	(2,411)
Purchase of 2,001,000 shares of treasury stock; 5,510 shares issued	–	49	–	–	–	(100,921)
Other comprehensive earnings	–	–	–	–	15,458	–
Net earnings	–	–	286,923	–	–	–
Cash dividends paid ($0.785 per share)	–	–	(71,243)	–	–	–
Balance at December 31, 2004	$ 54,836	$ 432,171	$ 2,458,442	$ (14,463)	$ 18,052	$ (881,068)
Exercise of stock options	–	(3,882)	–	–	–	69,879
Tax benefits on stock options exercised	–	11,546	–	–	–	–
Issuance of other stock-based compensation awards	–	12,932	–	(12,932)	–	–
Tax benefits on other vested stock-based compensation awards	–	416	–	–	–	–
Remeasurement of stock options and other stock-based compensation awards	–	303	–	(208)	–	–
Cancellation of other stock- based compensation awards	(2)	(1,401)	–	1,403	–	–
Amortization of unearned compensation on other stock- based compensation awards	–	–	–	8,920	–	–
Vesting of restricted stock	–	–	–	–	–	(994)
Settlement of other stock-based compensation awards	–	(507)	–	–	–	315
Purchase of 2,372,300 shares of treasury stock	–	–	–	–	–	(137,473)
Other comprehensive earnings	–	–	–	–	9,030	–
Net earnings	–	–	346,324	–	–	–
Cash dividends paid ($0.920 per share)	–	–	(82,663)	–	–	–
Balance at December 31, 2005	$ 54,834	$ 451,578	$ 2,722,103	$ (17,280)	$ 27,082	$ (949,341)

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – CONTINUED

(In thousands of dollars, except for per share amounts)

	Common Stock	Additional Contributed Capital	Retained Earnings	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock
Balance at December 31, 2005	$ 54,834	$ 451,578	$ 2,722,103	$ (17,280)	$ 27,082	$ (949,341)
Exercise of stock options	–	(3,984)	–	–	–	68,421
Tax benefits on stock options exercised	–	13,989	–	–	–	–
Stock option expense	–	19,904	–	–	–	–
Issuance of other stock-based compensation awards	–	33,726	–	(33,726)	–	–
Tax benefits on other vested stock-based compensation awards	–	947	–	–	–	–
Remeasurement of stock options and other stock-based compensation awards	–	488	–	(488)	–	–
Cancellation of other stock- based compensation awards	(5)	(2,431)	–	2,436	–	–
Amortization of unearned compensation on other stock- based compensation awards	–	–	–	13,845	–	–
Vesting of restricted stock	–	–	–	–	–	(4,263)
Settlement of other stock-based compensation awards	–	(1,003)	–	–	–	592
Purchase of 6,983,000 shares of treasury stock	–	–	–	–	–	(482,114)
Other comprehensive earnings	–	–	–	–	(1,148)	–
Adjustment to initially apply SFAS No. 158 to postretirement benefit plans, net of tax benefit of $14,280	–	–	–	–	(22,503)	–
Change in interest – joint venture	–	453	–	–	–	–
Net earnings	–	–	383,399	–	–	–
Cash dividends paid ($1.110 per share)	–	–	(97,896)	–	–	–
Balance at December 31, 2006	$ 54,829	$ 513,667	$ 3,007,606	$ (35,213)	$ 3,431	$ (1,366,705)

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE 1 – BACKGROUND AND BASIS OF PRESENTATION

INDUSTRY INFORMATION

W.W. Grainger, Inc. is the leading broad-line supplier of facilities maintenance and other related products in North America. In this report, the words “Company” or “Grainger” mean W.W. Grainger, Inc. and its subsidiaries.

MANAGEMENT ESTIMATES

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and revenues and expenses. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts in the 2005 and 2004 financial statements, as previously reported, have been reclassified to conform to the presentation adopted in 2006. The Company reclassified certain employment-related benefits on its consolidated balance sheets in 2005 and 2004 which were previously presented as current liabilities to noncurrent liabilities. The amounts reclassified totalled $31.6 million and $26.4 million in 2005 and 2004, respectively. The Company also reclassified the related current deferred income tax assets to noncurrent deferred income tax assets. The amounts reclassified totalled $12.3 million and $10.3 million in 2005 and 2004, respectively. The reclassifications did not change consolidated net income or net cash flows from operations for the years presented.

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

INVESTMENTS IN UNCONSOLIDATED ENTITIES

For investments in which the Company owns or controls from 20% to 50% of the voting shares, the equity method of accounting is used. Changes in interest arising from the issuance of stock by an investee is accounted for as additional contributed capital. See Note 6 to the Consolidated Financial Statements.

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

STOCK INCENTIVE PLANS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R revised SFAS No. 123 to require companies to measure all stock-based compensation awards using a fair value method and recognize the related compensation cost in their financial statements. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Under this transition method, compensation cost recognized in 2006 includes: (a) compensation costs for all share-based payments granted prior to, but not fully vested as of January 1, 2006, based on the grant date fair value as calculated under the pro forma disclosure-only expense provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with provisions of SFAS No. 123R. The adoption of SFAS No. 123R primarily resulted in compensation expense being recorded for stock options. The results for prior periods have not been restated.

For the year ended December 31, 2006, the Company recorded pretax compensation expense of $19.9 million ($12.2 million net of tax, or $0.14 per basic and diluted share) related to the expensing of the Company’s non-qualified stock options. For 2006, the fair value of options was estimated using a binomial lattice model. If the tax deductions realized in the Company’s income tax return exceed the amount of the tax benefit recognized in the financial statements, the excess tax benefit is recorded as an increase to additional contributed capital. For the year ended December 31, 2006, $13.4 million of excess tax benefits were realized and reflected as a source of cash from financing activities in the condensed consolidated statements of cash flows. If SFAS No. 123R had not been adopted, this $13.4 million would have been reflected as a source of cash from operating activities.

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

For the years ended December 31, 2005 and 2004, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation. For the purposes of this pro forma disclosure, the value of options was estimated using a Black-Scholes option-pricing model.

	For the Years Ended December 31,
	2005	2004
	(In thousands of dollars, except for per share amounts)

Net earnings, as reported	$ 346,324	$ 286,923
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax	(16,733)	(20,940)
Add: Stock-based employee compensation cost, net of related tax, included in net earnings, as reported	6,644	7,256
Net earnings, pro forma	$ 336,235	$ 273,239
Earnings per share:
Basic – as reported	$ 3.87	$ 3.18
Basic – pro forma	$ 3.75	$ 3.03
Diluted – as reported	$ 3.78	$ 3.13
Diluted – pro forma	$ 3.65	$ 2.97

ADVERTISING

Advertising costs are expensed in the year the related advertisement is first presented. Advertising expense was $115.4 million, $102.3 million and $98.2 million for 2006, 2005 and 2004, respectively. The majority of vendor provided allowances are classified as an offset to cost of merchandise sold. Any reimbursements from vendors that are classified as an offset against operating (advertising) costs are recorded when the related advertising is expensed. For additional information see subsection VENDOR CONSIDERATION.

For interim reporting purposes, advertising expense is amortized equally over each period, based on estimated expenses for the full year. Advertising costs for media that have not been distributed by year-end are capitalized as Prepaid expenses. Amounts included in Prepaid expenses at December 31, 2006, 2005 and 2004 were $30.2 million, $20.8 million and $18.2 million, respectively.

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

OTHER COMPREHENSIVE EARNINGS (LOSSES)

The Company’s Other comprehensive earnings (losses) include foreign currency translation adjustments and unrecognized (losses) on postretirement and other employment-related benefit plans. Through the third quarter of 2004, the foreign currency translation adjustments were partially offset by the after-tax effects of a designated hedge.

The following table sets forth the components of Accumulated other comprehensive earnings (losses), net of related income tax effects (in thousands of dollars):

	As of December 31,
	2006	2005	2004

Foreign currency translation adjustments	$ 26,254	$ 27,435	$ 18,052
Effect of adopting SFAS No. 158 related to postretirement benefit plans	(22,503)	–	–
Unrecognized (losses) on other employment-related benefit plans	(320)	(353)	–
Total accumulated other comprehensive earnings (losses)	$ 3,431	$ 27,082	$ 18,052

As described in Note 2 – NEW ACCOUNTING STANDARDS, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires a transition year disclosure of the effect of applying the new standard.

The following table shows the effects of applying SFAS No. 158 on comprehensive earnings and other individual line items in the consolidated financial statements of the Company.

Incremental Effect of Applying SFAS No. 158
December 31, 2006
(In thousands of dollars)
	Before Application of SFAS No. 158	Effect of SFAS No. 158 Adoption	After Application of SFAS No. 158
Accrued employment-related benefit costs	$ (114,237)	$ (36,783)	$ (151,020)
Deferred income taxes	$ 34,513	$ 14,280	$ 48,793
Accumulated other comprehensive earnings (losses), net of tax	$ (25,934)	$ 22,503	$ (3,431)
Total shareholders’ equity	$ (2,200,118)	$ 22,503	$ (2,177,615)
Total liabilities and equity	$ (3,068,591)	$ 22,503	$ (3,046,088)

CASH AND MARKETABLE SECURITIES

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

The Company capitalized interest costs of $0.3 million, $0.3 million and $0.2 million in 2006, 2005 and 2004, respectively.

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

GOODWILL AND OTHER INTANGIBLES

The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets,” in accounting for goodwill and other intangibles. Under SFAS No. 142, goodwill is recognized as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. Goodwill is not amortized, but rather tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value.

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

WARRANTY RESERVES

The Company generally warrants the products it sells against defects for one year. For a significant portion of warranty claims, the manufacturer of the product is responsible for the expenses. For warranty expenses not covered by the manufacturer, the Company provides a reserve for future costs based primarily on historical experience. The reserve activity was as follows (in thousands of dollars):

	As of December 31,
	2006	2005	2004
Beginning balance	$ 3,763	$ 3,428	$ 2,863
Returns	(7,641)	(9,179)	(9,908)
Provisions	8,529	9,514	10,473
Ending balance	$ 4,651	$ 3,763	$ 3,428

NEW ACCOUNTING STANDARDS

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 allows companies to elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. It also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are subject to SFAS No. 133, and amends SFAS No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event after the beginning of a company’s first fiscal year that begins after September 15, 2006. The Company does not expect adoption of SFAS No. 155 to have a material effect on its results of operations or financial position.

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

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus with respect to EITF Issue 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences.” Under Issue 06-2, an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement in which the employee is not required to perform any duties during the absence “accumulates” and therefore should be accounted for as a liability if the other conditions for recognition in SFAS No. 43 are met. The other conditions in SFAS No. 43 are that the obligation relates to services already rendered, payment is probable and the amount can be reasonably estimated. Issue 06-2 is effective for fiscal years beginning after December 15, 2006, with early application permitted. The Company does not expect adoption of Issue 06-2 to have a material effect on its results of operations or financial position.

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

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measure of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect adoption of FIN 48 to have a material effect on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect adoption may have on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132R.” SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. SFAS No. 158 requires funded status changes of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of net periodic benefit costs. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company adopted SFAS No. 158 during the fourth quarter of 2006. As a result of the adoption, Grainger recorded an additional liability of $36.8 million to Accrued employment-related benefit costs offset by $14.3 million of deferred income taxes and a reduction of Accumulated other comprehensive earnings of $22.5 million. See Note 2 – OTHER COMPREHENSIVE EARNINGS (LOSSES) for further detail related to the effects of the adoption.

In September 2006, the EITF reached a consensus on Issue 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” Issue 06-5 provides guidance on how an entity should determine the amount that could be realized under an insurance contract at the balance sheet date. This guidance requires that the cash surrender value and any additional amounts provided by the contractual terms of the life insurance policy that are realizable at the balance sheet date should be considered in determining the amount that could be realized. This guidance is effective for reporting periods beginning after December 15, 2006. The Company does not expect adoption of Issue 06-5 to have a material effect on its results of operations or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires an entity to quantify misstatements using a balance sheet and income statement approach, and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The adoption of SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. The Company adopted SAB No. 108 during the fourth quarter of 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s results of operations or financial position.

NOTE 3 – BUSINESS ACQUISITIONS

On November 17, 2006, Lab Safety Supply, Inc. (Lab Safety), a wholly owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of Professional Inspection Equipment, Inc. (Professional Equipment) and Construction Book Express, Inc. (Construction Book). The companies are direct marketers of tools, instruments and reference materials to the building and home inspection markets. The companies had annual sales in 2005 of more than $18 million. The aggregate purchase price for the two companies was approximately $20.5 million in cash and $1.7 million in assumed liabilities. The estimated goodwill recognized in the transaction amounted to $18.4 million and is expected to be fully deductible for tax purposes.

On January 31, 2006, Lab Safety acquired substantially all of the assets and assumed certain liabilities of Rand Materials Handling Equipment Co. (Rand). Rand is a national catalog distributor of warehouse, storage and packaging supplies. Rand had more than $16 million in sales in 2005. The aggregate purchase price for Rand was $13.9 million in cash and $2.3 million in assumed liabilities. The goodwill recognized in the transaction amounted to $9.9 million and is expected to be fully deductible for tax purposes.

On January 14, 2005, Lab Safety acquired substantially all of the assets and assumed certain liabilities of AW Direct, Inc. (AW Direct). AW Direct, a targeted direct marketer of products to the service vehicle accessories market, had sales of more than $28 million in 2004. The aggregate purchase price was $24.8 million in cash and $2.0 million in assumed liabilities. Goodwill recognized in this transaction amounted to $14.0 million and is expected to be fully deductible for tax purposes.

The results of these acquisitions are included in the Company’s consolidated results from the respective dates of acquisition. Due to the immaterial nature of these transactions, disclosures of amounts assigned to the acquired assets and assumed liabilities and pro forma results of operations were not considered necessary.

NOTE 4 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following table shows the activity in the allowance for doubtful accounts (in thousands of dollars):

	For the Years Ended December 31,
	2006	2005	2004
Balance at beginning of period	$ 18,401	$ 23,375	$ 24,736
Provision for uncollectible accounts	6,057	1,326	5,159
Write-off of uncollectible accounts, less recoveries	(5,660)	(6,380)	(6,662)
Foreign currency exchange impact	3	80	142
Balance at end of period	$ 18,801	$ 18,401	$ 23,375

NOTE 5 – INVENTORIES

Inventories primarily consist of merchandise purchased for resale.

Inventories would have been $270.0 million, $246.3 million and $238.4 million higher than reported at December 31, 2006, 2005 and 2004, respectively, if the FIFO method of inventory accounting had been used for all Company inventories. Net earnings would have increased by $14.5 million, $4.9 million and $2.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, using the FIFO method of accounting. Inventory values using the FIFO method of accounting approximate replacement cost.

NOTE 6 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

The table below summarizes the activity of these investments (in thousands of dollars):

	MonotaRO Co.,	USI-AGI
	Ltd.	Prairies Inc.	Total
Balance at January 1, 2004	$ 2,874	$ 19,948	$ 22,822
Equity (loss) earnings	(1,107)	2,103	996
Foreign currency gain	524	1,784	2,308
Balance at December 31, 2004	2,291	23,835	26,126
Equity earnings	472	2,337	2,809
Loan repayment	–	(3,706)	(3,706)
Foreign currency (loss) gain	(329)	255	(74)
Balance at December 31, 2005	2,434	22,721	25,155
Cash investments	3,988	–	3,988
Equity earnings	1,826	1,134	2,960
Divestiture	–	(24,967)	(24,967)
Change in interest due to issuance of stock	453	–	453
Foreign currency (loss) gain	(209)	1,112	903
Balance at December 31, 2006	$ 8,492	$ –	$ 8,492
Ownership interest at December 31, 2006	38%	0%

The Company has investments in two Asian companies accounted for under the equity method of accounting. At December 31, 2006, the ownership percentages of the two investments were 49% and 38%. In the fourth quarter of 2003, the Company wrote off its investment in the joint venture in Korea (49% ownership interest) and suspended recognition of equity income. Even though the business is marginally profitable and self-funding, it currently has only one significant customer (the other party in the joint venture) and will need to secure sufficient capital funding in order to grow.

In the first quarter of 2006, the Company contributed $4.0 million to MonotaRO Co., Ltd., its 38% owned company in Japan. In the fourth quarter of 2006, an initial public offering by this company resulted in a change of interest of $0.5 million, recorded as additional contributed capital. The market value of this investment, based on the closing stock price on February 20, 2007, was $40.1 million.

On February 23, 2006, Acklands – Grainger Inc. (Acklands – Grainger), the Company’s Canadian subsidiary, received a Notice of Purchase advising Acklands – Grainger that Uni-Select Inc., a Canadian company, was exercising its contractual option to purchase all of Acklands – Grainger’s shares in the USI-AGI Prairies Inc. joint venture. The transaction closed on May 31, 2006, for Canadian $30.9 million (US$27.8 million), resulting in a US$2.3 million pre-tax gain for the Company. The Company’s 50% ownership investment in this joint venture was previously accounted for under the equity method of accounting. The carrying value of this investment included US$5.1 million of allocated goodwill. The joint venture was managed by Uni-Select.

NOTE 7 – CAPITALIZED SOFTWARE

Amortization of capitalized software is on a straight-line basis over three and five years. Amortization begins when the software is available for its intended use. Amortization expense was $12.6 million, $7.6 million and $10.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In 2004, the Company determined certain capitalized amounts were no longer recoverable and wrote down their carrying value by $1.0 million.

NOTE 8 – SHORT-TERM DEBT

The Company and its subsidiaries had committed lines of credit totaling $250.0 million at December 31, 2006, 2005 and 2004, for which the Company compensated a bank through a commitment fee of 0.04% in 2006 and 0.07% in 2005 and 2004. There were no borrowings under the committed lines of credit.

The Company also had $8.6 million, $8.6 million and $8.3 million of uncommitted lines of credit denominated in Canadian dollars at December 31, 2006, 2005 and 2004, respectively. There were no borrowings under the committed lines of credit.

The Company had $15.8 million, $15.8 million and $16.0 million of letters of credit at December 31, 2006, 2005 and 2004, respectively, primarily related to the Company’s casualty insurance program. The Company also had $3.3 million, $1.4 million and $0.9 million at December 31, 2006, 2005 and 2004, respectively, in letters of credit to facilitate the purchase of product from foreign sources.

NOTE 9 - EMPLOYEE BENEFITS

Retirement Plans

A majority of the Company’s employees are covered by a noncontributory profit sharing plan. This plan provides for annual employer contributions generally based upon a formula related primarily to earnings before federal income taxes, limited to 25% of the total eligible compensation paid to all eligible employees. The Company also sponsors additional defined contribution plans, which cover most of the other employees. Provisions under all plans were $114.3 million, $92.8 million and $74.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Postretirement Benefits

The Company has a postretirement healthcare benefits plan that provides coverage for a majority of its employees and their dependents should they elect to maintain such coverage upon retirement. Covered employees become eligible for participation when they qualify for retirement while working for the Company. Participation in the plan is voluntary and requires participants to make contributions toward the cost of the plan, as determined by the Company.

The Company’s accumulated postretirement benefit obligation (APBO) and net periodic benefit costs include the effect of the federal subsidy provided by the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Medicare Act). The Medicare Act provides a federal subsidy to retiree healthcare benefit plan sponsors that provide a prescription drug benefit that is at least actuarially equivalent to that provided by Medicare, with subsidy payments beginning January 1, 2006. The Company first reflected the effect of the subsidy in 2004. As a result of the subsidy, the APBO has been reduced by $33.4 million, $30.6 million and $20.8 million as of December 31, 2006, 2005 and 2004, respectively. The net periodic benefit costs have been reduced by approximately $5.6 million, $4.4 million and $3.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The net periodic benefits costs charged to operating expenses, which were valued with a measurement date of January 1 for each year, including the effect of the Medicare Act in 2006, 2005 and 2004, consisted of the following components:

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands of dollars)

Service cost	$ 9,737	$ 7,577	$ 6,380
Interest cost	7,599	6,287	5,292
Expected return on assets	(2,790)	(2,502)	(2,064)
Amortization of transition asset	(143)	(143)	(143)
Amortization of unrecognized losses	2,903	1,923	1,371
Amortization of prior service cost	(858)	(858)	(858)
Net periodic benefits costs	$ 16,448	$ 12,284	$ 9,978

The Company has elected to amortize the amount of net unrecognized losses over a period equal to the average remaining service period for active plan participants expected to retire and receive benefits, or approximately 17.2 years for 2006.

Reconciliations of the beginning and ending balances of the APBO, which is calculated using a December 31 measurement date, the fair value of assets and the funded status of the benefit obligation follow:

	2006	2005	2004
	(In thousands of dollars)

Benefit obligation at the beginning of the year	$ 127,598	$ 103,381	$ 107,710
Service cost	9,737	7,577	6,380
Interest cost	7,599	6,287	5,292
Plan participant contributions	1,670	1,527	1,364
Amendments	5,559	–	(2,843)
Actuarial losses (gains)	7,359	12,843	(11,194)
Benefits paid	(4,277)	(4,017)	(3,328)
Medicare Part D Subsidy payments received	108	–	–
Benefit obligation at the end of the year	155,353	127,598	103,381

Fair value of plan assets at the beginning of the year	46,503	41,706	34,405
Actual returns on plan assets	6,192	1,515	3,026
Employer contributions	17,398	5,772	6,239
Plan participant contributions	1,670	1,527	1,364
Benefits paid	(4,277)	(4,017)	(3,328)
Fair value of plan assets at the end of the year	67,486	46,503	41,706

Funded status	(87,867)	(81,095)	(61,675)
Unrecognized transition asset	–	(1,285)	(1,428)
Unrecognized net actuarial losses	–	38,065	26,157
Unrecognized prior service cost	–	(8,014)	(8,872)
Accrued postretirement benefits cost	$ (87,867)	$ (52,329)	$ (45,818)

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

The plan amendment effective January 1, 2007 (reflected in the 2006 valuation above) changed the retiree contributions percentages for certain age groups.

The plan amendment effective January 1, 2004, changed the retiree co-payments, coinsurance amounts and out-of-pocket maximums for participants.

The following assumptions were used to determine benefit obligations at December 31:

	2006	2005	2004
Discount rate	5.90%	5.50%	5.75%
Expected long-term rate of return on plan assets, net of tax at 40%	6.00%	6.00%	6.00%
Initial healthcare cost trend rate	10.00%	10.00%	10.00%
Ultimate healthcare cost trend rate	5.00%	5.00%	5.00%
Year ultimate healthcare cost trend rate reached	2017	2016	2016

The following assumptions were used to determine net periodic benefit cost for years ended December 31:

	2006	2005	2004
Discount rate	5.50%	5.75%	6.00%
Expected long-term rate of return on plan assets, net of tax at 40%	6.00%	6.00%	6.00%
Initial healthcare cost trend rate	10.00%	10.00%	10.00%
Ultimate healthcare cost trend rate	5.00%	5.00%	5.00%
Year ultimate healthcare cost trend rate reached	2016	2016	2016

The discount rate assumptions reflect the rates available on high-quality fixed income debt instruments on December 31 of each year. These rates have been selected due to their similarity to the projected cash flows of the postretirement healthcare benefit plan.

The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A 1 percentage point change in assumed healthcare cost trend rates would have the following effects on December 31, 2006 results:

	1 Percentage Point
	Increase	(Decrease)
	(In thousands of dollars)
Effect on total of service and interest cost	$ 4,102	$ (3,164)
Effect on accumulated postretirement benefit obligation	30,382	(24,130)

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

The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended, and was $17.4 million, $5.8 million and $6.2 million, for the years ended December 31, 2006, 2005 and 2004, respectively. During those years, $2.6 million, $2.5 million and $2.0 million, respectively, were used directly for benefit payments. There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC.

The Company forecasts the following benefit payments (which include a projection for expected future employee service) and subsidy receipts (in thousands of dollars):

	Estimated gross benefit payments	Estimated Medicare subsidy receipts
2007	$ 3,496	$ (324)
2008	3,964	(391)
2009	4,556	(461)
2010	5,255	(545)
2011	6,102	(635)
2012 – 2016	$ 47,708	$ (5,027)

Executive Death Benefit Plan

The Executive Death Benefit Plan provides one of three potential benefits: a supplemental income benefit (SIB), an executive death benefit (EDB) or a postretirement payment. The SIB provides income continuation at 50% of total compensation, payable for ten years to the beneficiary of a participant if that participant dies while employed by the Company. Alternatively, the EDB provides an after-tax lump sum payment of one times final total compensation to the beneficiary of a participant who dies after retirement. In addition, a participant may elect to receive a reduced postretirement payment instead of the EDB. Plan participation is determined by a committee of management. There are no plan assets. Benefits are paid as they come due from the general assets of the Company.

The net periodic benefits costs charged to operating expenses, which were valued with a measurement date of January 1 for each year, consisted of the following components:

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands of dollars)

Service cost	$ 361	$ 277	$ 242
Interest cost	850	791	869
Amortization of unrecognized losses	154	69	185
Net periodic benefits costs	$ 1,365	$ 1,137	$ 1,296

Reconciliations of the beginning and ending balances of the projected benefit obligation, which is calculated using a December 31 measurement date, the fair value of assets and the status of the benefit obligation follow:

	2006	2005	2004
	(In thousands of dollars)

Benefit obligation at the beginning of the year	$ 15,222	$ 13,921	$ 14,660
Service cost	361	277	242
Interest cost	850	791	869
Actuarial (gains) losses	(1,095)	562	(1,126)
Benefits paid	(432)	(329)	(724)
Benefit obligation at the end of the year	14,906	15,222	13,921

Fair value of plan assets at the beginning of the year	–	–	–
Employer contributions	432	329	724
Benefits paid	(432)	(329)	(724)
Fair value of plan assets at the end of the year	–	–	–

Benefit obligation	(14,906)	(15,222)	(13,921)
Unrecognized net actuarial losses	–	1,485	992
Accrued postretirement benefits cost	$ (14,906)	$ (13,737)	$ (12,929)

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

The following assumptions were used to determine benefit obligations at December 31:

	2006	2005	2004
Discount rate used to determine benefit obligation	5.90%	5.50%	5.75%
Discount rate used to determine net periodic benefit cost	5.50%	5.75%	6.00%
Compensation increase used to determine obligation and cost	4.00%	4.00%	4.00%

The discount rate assumptions reflect the rates available on high-quality fixed income debt instruments on December 31 of each year. These rates have been selected due to their similarity to the projected cash flows of the Executive Death Benefit Plan.

Projected future benefit payments (in thousands of dollars):

Benefit Payments
2007	$ 454
2008	551
2009	604
2010	658
2011	715
2012 – 2016	$ 4,632

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

The net periodic benefits costs charged to operating expenses, which were valued with a measurement date of January 1 for each year, consisted of the following components:

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands of dollars)

Interest cost	$ 573	$ 610	$ 659
Amortization of unrecognized losses	184	108	28
Net periodic benefits costs	$ 757	$ 718	$ 687

Reconciliations of the beginning and ending balances of the projected benefit obligation, which is calculated using a December 31 measurement date, the fair value of assets and the status of the benefit obligation follow:

	2006	2005	2004
	(In thousands of dollars)
Benefit obligation at the beginning of the year	$ 11,419	$ 11,550	$ 11,401
Interest cost	573	610	659
Actuarial losses	129	179	394
Benefits paid	(1,176)	(920)	(904)
Benefit obligation at the end of the year	10,945	11,419	11,550

Fair value of plan assets at the beginning of the year	–	–	–
Employer contributions	1,176	920	904
Benefits paid	(1,176)	(920)	(904)
Fair value of plan assets at the end of the year	–	–	–

Benefit obligation	(10,945)	(11,419)	(11,550)
Unrecognized net actuarial losses	–	579	508
Accrued postretirement benefits cost	$ (10,945)	$ (10,840)	$ (11,042)

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

The following assumptions were used to determine benefit obligations at December 31:

	2006	2005	2004
Discount rate used to determine benefit obligation	5.50%	5.25%	5.50%
Discount rate used to determine net periodic benefit cost	5.25%	5.50%	6.00%

The discount rate assumptions reflect the rates available on high-quality fixed income debt instruments on December 31 of each year. These rates have been selected due to their similarity to the projected cash flows of the Executive Deferred Compensation Plans.

Projected future benefit payments (in thousands of dollars):

Benefit Payments
2007	$ 1,229
2008	1,205
2009	1,205
2010	1,165
2011	1,133
2012 – 2016	$ 5,254

Other Postretirement Benefits

Certain of the Company’s non-U.S. subsidiaries provide limited non-pension benefits to retirees in addition to government-mandated programs. The cost of these programs is not significant to the Company. Most retirees outside the United States are covered by government-sponsored and administered programs.

NOTE 10 – LONG-TERM DEBT

Long-term debt consisted of the following:

	As of December 31,
	2006	2005	2004
	(In thousands of dollars)
Industrial development revenue and private activity bonds	$ 9,485	$ 9,485	$ 9,485
Less current maturities	4,590	4,590	9,485
	$ 4,895	$ 4,895	$ –

During 2002, the Company issued commercial paper in support of a cross-currency swap (derivative instrument). This derivative instrument was designated as a partial hedge of the net investment in the Company’s Canadian subsidiary and was recognized on the balance sheet at its fair value.

On September 27, 2004, the two-year cross-currency swap and related commercial paper debt matured and were liquidated with payments totalling US$140.8 million. While the cross-currency swap was outstanding, the Company formally assessed, on a quarterly basis, whether the cross-currency swap was effective at offsetting changes in the fair value of the underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, exchange rate changes in the value of the cross-currency swap were generally offset by changes in the value of the net investment. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” changes in the fair value of this instrument were recognized in foreign currency translation adjustments, a component of Accumulated other comprehensive earnings (losses), to offset the change in the value of the net investment of the Canadian investment being hedged. During 2004, the Company recognized a US$0.6 million net of tax loss related to this hedge, which included the settlement of the cross-currency swap, in Accumulated other comprehensive earnings (losses). The impact to 2004 resulting from the ineffective portion of the hedge was immaterial.

The industrial development revenue and private activity bonds include various issues that bear interest at variable rates capped at 15%, and come due in various amounts from 2009 through 2021. At December 31, 2006, the weighted average interest rate was 4.14%. Interest rates on some of the issues are subject to change at certain dates in the future. The bondholders may require the Company to redeem certain bonds concurrent with a change in interest rates and certain other bonds annually. In addition, $4.6 million of these bonds had an unsecured liquidity facility available at December 31, 2006, for which the Company compensated a bank through a commitment fee of 0.07%. There were no borrowings related to this facility at December 31, 2006. The Company classified $4.6 million, $4.6 million and $9.5 million of bonds currently subject to redemption options in current maturities of long-term debt at December 31, 2006, 2005 and 2004, respectively.

The Company’s debt instruments include only standard affirmative and negative covenants that are normal in debt instruments of similar amounts and structure. The Company’s debt instruments do not contain financial or performance covenants restrictive to the business of the Company, reflecting its strong financial position. The Company is in compliance with all debt covenants for the year ended December 31, 2006.

NOTE 11 – LEASES

The Company leases certain land, buildings, and equipment under noncancellable operating leases that expire at various dates through 2036. The Company capitalizes all significant leases that qualify for capitalization, of which there were none at December 31, 2006. Many of the building leases obligate the Company to pay real estate taxes, insurance and certain maintenance costs, and contain multiple renewal provisions, exercisable at the Company’s option. Leases that contain predetermined fixed escalations of the minimum rentals are recognized in rental expense on a straight-line basis over the lease term. Cash or rent abatements received upon entering into certain operating leases are also recognized on a straight-line basis over the lease term.

At December 31, 2006, the approximate future minimum lease payments for all operating leases were as follows (in thousands of dollars):

Future Minimum Lease Payments
2007	$ 34,221
2008	28,630
2009	23,272
2010	17,351
2011	19,541
Thereafter	45,885
Total minimum payments required	168,900
Less amounts representing sublease income	(274)
$ 168,626

Rent expense, including items under lease and items rented on a month-to-month basis, was $33.4 million, $28.6 million and $22.3 million for 2006, 2005 and 2004, respectively. These amounts are net of sublease income of $0.5 million, $0.4 million and $0.5 million for 2006, 2005 and 2004, respectively.

NOTE 12 – STOCK INCENTIVE PLANS

The Company maintains stock incentive plans under which the Company may grant a variety of incentive awards to employees and Directors. Shares of common stock were authorized for issuance under the plans in connection with awards of nonqualified stock options, stock appreciation rights, restricted stock, stock units and other stock-based awards. As of December 31, 2006, restricted stock, restricted stock units, performance shares and non-qualified stock options have been granted.

In 2005, the shareholders of the Company approved the 2005 Incentive Plan (“Plan”) which replaced all prior active plans (“Prior Plans”). Awards previously granted under Prior Plans will remain outstanding in accordance with their terms but no new awards are allowed. The Plan authorizes the granting of options to purchase shares at a price of not less than 100% of the closing market price on the last trading day preceding the date of grant. All options expire no later than ten years after the date of grant. A total of 9.5 million shares of common stock have been reserved for issuance under the Plan. As of December 31, 2006, there were 5,975,176 shares available for grant under the Plan.

Options

In 2006, 2005 and 2004, the Company provided broad-based stock option grants covering 187,900, 231,500 and 181,200 shares, respectively, to those employees who reached major service milestones and were not participants in other stock option programs.

In 2006, 2005 and 2004, the Company issued stock option grants to employees as part of their incentive compensation. Stock option grants were 1,234,400, 1,183,650 and 1,034,850 for the years 2006, 2005 and 2004, respectively.

In 2004, nonemployee Directors received an annual grant denominated in dollars but settled with options to purchase shares of common stock. The number of options issued was equal to the dollar amount of the grant divided by the fair market value of a share of common stock at the time of the award, rounded to the next ten-share increment. The number of options was 13,360 for 2004. The options were fully exercisable upon award and have a ten-year term.

Option awards are granted with an exercise price equal to the closing market price of the Company’s stock on the last trading day preceding the date of grant. The options generally vest over three years and generally expire ten years from the grant date.

Transactions involving stock options are summarized as follows:

	Shares Subject to Option	Weighted Average Price Per Share	Options Exercisable
Outstanding at January 1, 2004	10,413,932	$44.91	4,148,846
Granted	1,229,410	$53.25
Exercised	(1,885,415)	$40.08
Canceled or expired	(552,133)	$47.54
Outstanding at December 31, 2004	9,205,794	$46.86	4,415,343
Granted	1,415,150	$54.20
Exercised	(1,550,316)	$44.51
Canceled or expired	(378,788)	$48.98
Outstanding at December 31, 2005	8,691,840	$48.37	4,572,250
Granted	1,422,300	$75.87
Exercised	(1,390,461)	$46.35
Canceled or expired	(268,810)	$57.88
Outstanding at December 31, 2006	8,454,869	$53.00	4,627,249

All options were issued at the closing market price on the last trading day preceding the date of grant. Options were issued in 2006, 2005 and 2004 with initial vesting periods ranging from immediate to three years.

At December 31, 2006, there was $21.8 million of total unrecognized compensation expense related to nonvested option awards which the Company expects to recognize over a weighted average period of 1.9 years.

The following table summarizes information about stock options exercised (in thousands of dollars):

	For the years ended December 31,
	2006	2005	2004
Fair value of options exercised	$ 18,152	$ 20,668	$ 22,395
Total intrinsic value of options exercised	38,906	31,577	29,807
Fair value of options vested	15,295	25,574	24,613
Cash received upon exercise of options	64,437	65,997	72,275
Tax benefit realized from exercise of options	14,936	11,962	12,068

Information about stock options outstanding and exercisable as of December 31, 2006, is as follows:

	Options Outstanding				Options Exercisable
		Weighted Average				Weighted Average
Range of Exercise Prices	Number	Remaining Contractual Life	Exercise Price	Intrinsic Value (000’s)	Number	Remaining Contractual Life	Exercise Price	Intrinsic Value (000’s)
$30.88-44.91	1,913,226	3.83 Years	$40.34	$ 56,635	1,655,516	3.76 Years	$40.78	$ 48,277
$45.50-51.69	1,906,787	4.86 Years	$47.28	$ 43,205	1,756,027	4.67 Years	$47.21	$ 39,916
$52.29-54.45	1,951,196	7.78 Years	$53.15	$ 32,763	113,221	6.19 Years	$53.56	$ 1,855
$54.61-76.61	2,683,660	7.57 Years	$65.97	$ 10,660	1,102,485	5.34 Years	$54.70	$ 16,799
	8,454,869	6.16 Years	$53.00	$ 143,263	4,627,249	4.54 Years	$46.85	$ 106,847

Effective January 1, 2006, the Company adopted a binomial lattice model for the valuation of stock options. The weighted average fair value of options granted in 2006, using a binomial lattice model, was $18.91. The fair value of each option granted in 2006, based on a binomial lattice model, used the following assumptions:

Year Ended December 31, 2006
Risk-free interest rate	4.9%
Expected life	6 years
Expected volatility	23.9%
Expected dividend yield	1.5%

The weighted average fair value of the stock options granted during 2005 and 2004 was $13.36 and $13.08, respectively. The fair value of each option estimated on the date of grant, based on a Black-Scholes valuation model, used the following assumptions:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Risk-free interest rate	4.1%	4.1%
Expected life	7 years	7 years
Expected volatility	20.1%	20.1%
Expected dividend yield	1.8%	1.8%

The risk-free interest rate is selected based on yields from U.S. Treasury zero-coupon issues with a remaining term approximately equal to the expected term of the options being valued. The expected life selected for options granted during each year presented represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behavior. Expected volatilities are based upon implied and historical volatility of the Company’s monthly stock closing prices over a period equal to the expected life of each option grant.

Performance Shares

On February 22, 2006, the Company awarded performance-based shares to certain executives. Receipt of Company stock is contingent upon the Company meeting sales growth and return on invested capital (ROIC) performance goals. Each participant was granted a base number of shares. At the end of the first year performance period, the number of shares granted will be increased, decreased or remain the same based upon actual Company-wide sales growth versus target sales growth. The shares, as determined at the end of the performance year (fiscal 2006), will be issued at the end of the third year (fiscal 2008) if the Company’s average target ROIC is achieved for the fiscal period 2006 through 2008. The total number of shares earned for 2006 was 40,416. The amount expensed for the year ended December 31, 2006 was $0.9 million, based upon the number of shares earned.

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

Restricted Stock

The plans authorize the granting of restricted stock, which is held by the Company pursuant to the terms and conditions related to the applicable grants. Except for the right of disposal, holders of restricted stock have full shareholders’ rights during the period of restriction, including voting rights and the right to receive dividends. Restricted stock grants have original vesting periods of six to ten years.

Compensation expense related to restricted stock awards is based upon the closing market price on the last trading day preceding the date of grant and is charged to earnings on a straight-line basis over the vesting period. The following table summarizes the transactions involving restricted stock granted to employees:

	2006	2005	2004
Beginning nonvested shares outstanding	270,000	322,000	682,000
Issuances	–	–	10,000
Shares Converted to Restricted Stock Units	–	–	(215,000)
Cancellations	(10,000)	(5,000)	(5,000)
Vesting	(155,000)	(47,000)	(150,000)
Ending nonvested shares outstanding	105,000	270,000	322,000

Weighted average per share value of issuances	NA	NA	$50.66

Fair value of shares vested	$11.1 million	$3.0 million	$8.3 million

Restricted stock compensation expense	$ 0.9 million	$1.0 million	$4.3 million

At December 31, 2006, there was $0.9 million of total unrecognized compensation expense related to nonvested restricted stock which the Company expects to recognize over a weighted average period of 2.3 years.

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

The following table summarizes RSUs activity granted to employees:

	2006		2005		2004
	Shares	Weighted Average	Shares	Weighted Average	Shares	Weighted Average
Beginning nonvested units	517,000	$49.74	369,800	$47.70	–	–
Issuances	408,300	$75.54	239,675	$53.96	227,300	$53.43
Restricted Stock converted to RSUs	–	–	–	–	215,000	$43.68
Cancellations	(26,750)	$66.84	(22,375)	$52.25	(23,600)	$53.32
Vestings	(74,550)	$69.56	(70,100)	$52.54	(48,900)	$54.14
Ending nonvested units	824,000	$60.18	517,000	$49.74	369,800	$47.70

RSUs compensation expense	$12.0 million		$7.9 million		$4.7 million

The total fair value of shares vested during 2006, 2005 and 2004, was $5.2 million, $3.7 million and $2.6 million, respectively.

At December 31, 2006, there was $33.7 million of total unrecognized compensation expense related to nonvested RSUs which the Company expects to recognize over a weighted average period of 4.8 years.

Director Stock Awards

The Company provides members of the Board of Directors with deferred stock unit grants. A stock unit is the economic equivalent of a share of common stock. The number of units covered by each grant is equal to $60,000 divided by the fair market value of a share of common stock at the time of the grant, rounded up to the next ten-unit increment. The Company also awards stock units in connection with elective deferrals of director fees and dividend equivalents on existing stock units. Deferred fees and dividend equivalents on existing stock units are converted into stock units on the basis of the market value of the stock at the relevant times. Payment of the value of stock units is scheduled to be made after termination of service as a director. As of December 31, 2006, 2005 and 2004, there were eleven, ten and ten nonemployee directors who held stock units.

The Company recognizes income (expense) for the change in value of equivalent stock units. The following table summarizes activity for stock units related to deferred director fees (dollars in thousands):

	2006		2005		2004
	Units	Dollars	Units	Dollars	Units	Dollars
Beginning Balance	51,977	$ 3,696	39,398	$ 2,625	39,506	$ 1,872
Dividends	902	64	722	45	555	30
Deferred Fees	14,844	1,128	15,039	856	1,532	86
Retirement Distributions	(6,481)	(461)	(3,182)	(198)	(2,195)	(104)
Unit (Depreciation) / Appreciation	–	(144)	–	368	–	741
Ending Balance	61,242	$ 4,283	51,977	$ 3,696	39,398	$ 2,625

In 2004, a retainer fee for board service was paid to nonemployee directors in the form of an annual award of unrestricted shares of common stock. The number of shares awarded was equal to the retainer fee divided by the fair market value of a share of common stock at the time of the award, rounded up to the next ten-share increment. Total shares granted were 5,510. The weighted average fair market value of these grants was $54.54. In 2005, the Directors’ retainer reverted to a cash basis.

NOTE 13 – CAPITAL STOCK

The Company had no shares of preferred stock outstanding as of December 31, 2006, 2005 and 2004. The activity of outstanding common stock and common stock held in treasury was as follows:

	2006		2005		2004
	Outstanding Common Stock	Treasury Stock	Outstanding Common Stock	Treasury Stock	Outstanding Common Stock	Treasury Stock
Balance at beginning of period	89,715,641	19,952,297	90,597,427	19,075,511	91,020,989	18,356,227
Exercise of stock options	1,390,461	(1,390,461)	1,503,259	(1,503,259)	1,825,085	(1,319,363)
Issuance and vesting of restricted stock, net of 59,297, 15,493 and 45,647 shares retained, respectively	(59,297)	59,297	(15,493)	15,493	(35,647)	45,647
Settlement of restricted stock units, net of 6,228, 3,017 and 1,015 shares retained, respectively	13,822	(13,822)	7,748	(7,748)	2,490	(2,490)
Cancellation of restricted shares	(10,000)	–	(5,000)	–	(5,000)	–
Conversion of restricted stock to restricted stock units	–	–	–	–	(215,000)	–
Purchase of treasury shares, net of 0, 0 and 5,510 shares issued, respectively	(6,983,000)	6,983,000	(2,372,300)	2,372,300	(1,995,490)	1,995,490
Balance at end of period	84,067,627	25,590,311	89,715,641	19,952,297	90,597,427	19,075,511

NOTE 14 – INCOME TAXES

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

Income tax expense consisted of (in thousands of dollars):

	For the Years Ended December 31,
	2006	2005	2004
Current provision:
Federal	$ 172,961	$ 134,194	$ 135,391
State	31,725	27,517	24,815
Foreign	5,080	976	2,460
Total current	209,766	162,687	162,666
Deferred tax provision (benefit):
Federal	8,996	17,575	(5,986)
State	1,636	3,298	(684)
Foreign	(774)	2,790	2,220
Total deferred	9,858	23,663	(4,450)
Total provision	$ 219,624	$ 186,350	$ 158,216

The income tax effects of temporary differences that gave rise to the net deferred tax asset were (in thousands of dollars):

	As of December 31,
	2006	2005	2004
Deferred tax assets:
Inventory	$ 13,809	$ 28,817	$ 37,927
Accrued expenses	28,606	30,463	31,219
Accrued employment-related benefits	99,006	71,446	65,760
Foreign operating loss carryforwards	9,530	9,272	9,616
Other	8,582	7,364	5,441
Deferred tax assets	159,533	147,362	149,963
Less valuation allowance	(13,461)	(10,872)	(10,265)
Deferred tax assets, net of valuation allowance	$ 146,072	$ 136,490	$ 139,698
Deferred tax liabilities:
Purchased tax benefits	$ (7,715)	$ (8,965)	$ (10,090)
Property, buildings and equipment	(4,303)	(17,423)	(9,594)
Intangibles	(14,182)	(10,219)	–
Software	(10,627)	(7,177)	(623)
Prepaids	(14,111)	(1,950)	–
Other	(4,453)	(4,599)	(8,073)
Deferred tax liabilities	(55,391)	(50,333)	(28,380)
Net deferred tax asset	$ 90,681	$ 86,157	$ 111,318

The net deferred tax asset is classified as follows:
Current assets	$ 48,123	$ 76,474	$ 86,632
Noncurrent assets	48,793	16,702	29,168
Noncurrent liabilities (foreign)	(6,235)	(7,019)	(4,482)
Net deferred tax asset	$ 90,681	$ 86,157	$ 111,318

At December 31, 2006, the Company had $20.5 million of foreign operating loss carryforwards related to foreign operations, which begin to expire in 2008. The valuation allowance represents a provision for uncertainty as to the realization of the tax benefits of these carryforwards.

In addition, the Company recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to capital loss limitations.

The purchased tax benefits represent lease agreements acquired in prior years under the provisions of the Economic Recovery Act of 1981.

The changes in the valuation allowance were as follows (In thousands of dollars):

	For the Years Ended December 31,
	2006	2005	2004
Beginning balance	$ 10,872	$ 10,265	$ 14,919
(Decrease) increase related to foreign net operating loss carryforwards	(70)	607	(632)
Unrealized (realized) capital losses	2,659	–	(4,022)
Ending balance	$ 13,461	$ 10,872	$ 10,265

A reconciliation of income tax expense with federal income taxes at the statutory rate follows (in thousands of dollars):

	For the Years Ended December 31,
	2006	2005	2004
Federal income tax at the statutory rate	$ 211,058	$ 186,436	$ 155,799
State income taxes, net of federal income tax benefit	22,795	20,030	16,130
Resolution of prior year tax contingencies	(12,200)	(9,700)	(3,356)
Other – net	(2,029)	(10,416)	(10,357)
Income tax expense	$ 219,624	$ 186,350	$ 158,216
Effective tax rate	36.4%	35.0%	35.5%

Undistributed earnings of foreign subsidiaries at December 31, 2006, amounted to $1.3 million. No provision for deferred U.S. income taxes has been made for these subsidiaries because the Company intends to permanently reinvest such earnings in those foreign operations. Additionally, if such earnings were repatriated, U.S. taxes payable would be substantially eliminated by available tax credits arising from taxes paid outside of the United States.

The Company regularly undergoes examination of its federal income tax returns by the Internal Revenue Service (IRS). The Company and the IRS have settled tax years through 2003. Additionally, the Company is routinely involved in state and local income tax audits, and on occasion, foreign jurisdiction tax audits. The Company expects to resolve these audits within the amounts paid and/or reserved for these liabilities.

NOTE 15 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the year. Diluted earnings per share is based on the combination of weighted average number of shares outstanding and dilutive potential shares. The Company had additional outstanding stock options of 1.36 million, 0.04 million and 2.68 million for the years ended December 31, 2006, 2005 and 2004, respectively, that were excluded from the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands, except for per share amounts)
Net earnings	$ 383,399	$ 346,324	$ 286,923
Denominator for basic earnings per share – weighted average shares	87,839	89,569	90,207
Effect of dilutive securities – stock-based compensation	2,685	2,019	1,466
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	90,524	91,588	91,673
Basic earnings per common share	$ 4.36	$ 3.87	$ 3.18
Diluted earnings per common share	$ 4.24	$ 3.78	$ 3.13

NOTE 16 – PREFERRED SHARE PURCHASE RIGHTS

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

NOTE 17 – SEGMENT INFORMATION

Effective January 1, 2006, Grainger revised its segment disclosure. Acklands – Grainger, which had previously been included in Branch-based Distribution, is now being reported as a separate segment. Operations are managed and reported in three segments. The three reportable segments are Grainger Branch-based, Acklands – Grainger Branch-based and Lab Safety. Prior year segment amounts have been restated to maintain comparability. Grainger Branch-based is an aggregation of the following business units: Grainger Industrial Supply, Grainger, S.A. de C.V. (Mexico), Grainger Caribe Inc. (Puerto Rico) and Grainger China LLC (China). Acklands – Grainger is the Company’s Canadian branch-based distribution business. Lab Safety is a direct marketer of safety and other industrial products.

The Company’s branch-based segments offer similar services and products while the Lab Safety segment offers differing ranges of services and products and requires different resources and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment transfer prices are established at external selling prices, less costs not incurred due to a related party sale.

The following segment information has been modified for all periods presented in order to conform to the new presentation (in thousands of dollars).

	2006
	Grainger Branch-based	Acklands – Grainger Branch-based	Lab Safety	Total
Total net sales	$ 4,910,836	$ 565,098	$ 411,511	$ 5,887,445
Intersegment net sales	(1,214)	–	(2,577)	(3,791)
Net sales to external customers	4,909,622	565,098	408,934	5,883,654
Segment operating earnings	593,455	15,242	52,283	660,980
Segment assets	1,938,270	394,707	215,515	2,548,492
Depreciation and amortization	88,753	9,505	8,099	106,357
Additions to long-lived assets	$ 112,414	$ 8,238	$ 37,733	$ 158,385
	2005
	Grainger Branch-based	Acklands – Grainger Branch-based	Lab Safety	Total
Total net sales	$ 4,649,200	$ 502,021	$ 380,091	$ 5,531,312
Intersegment net sales	(2,125)	–	(2,551)	(4,676)
Net sales to external customers	4,647,075	502,021	377,540	5,526,636
Segment operating earnings	522,635	14,003	52,712	589,350
Segment assets	1,821,897	389,855	175,201	2,386,953
Depreciation and amortization	80,994	7,638	7,756	96,388
Additions to long-lived assets	$ 129,326	$ 17,405	$ 27,107	$ 173,838
	2004
	Grainger Branch-based	Acklands – Grainger Branch-based	Lab Safety	Total
Total net sales	$ 4,283,272	$ 434,258	$ 336,720	$ 5,054,250
Intersegment net sales	(2,387)	–	(2,078)	(4,465)
Net sales to external customers	4,280,885	434,258	334,642	5,049,785
Segment operating earnings	444,574	20,967	45,467	511,008
Segment assets	1,667,862	366,779	144,471	2,179,112
Depreciation and amortization	70,490	5,118	7,870	83,478
Additions to long-lived assets	$ 138,457	$ 16,709	$ 2,910	$ 158,076

Following are reconciliations of the segment information with the consolidated totals per the financial statements (in thousands of dollars):

	2006	2005	2004
Operating earnings:
Total operating earnings for reportable segments	$ 660,980	$ 589,350	$ 511,008
Unallocated expenses	(82,909)	(70,361)	(69,754)
Total consolidated operating earnings	$ 578,071	$ 518,989	$ 441,254
Assets:
Total assets for reportable segments	$ 2,548,492	$ 2,386,953	$ 2,179,112
Unallocated assets	497,596	720,968	630,461
Total consolidated assets	$ 3,046,088	$ 3,107,921	$ 2,809,573

2006
	Segment Totals	Unallocated	Consolidated Total
Other significant items:
Depreciation and amortization	$ 106,357	$ 12,211	$ 118,568
Additions to long-lived assets	$ 158,385	$ 14,268	$ 172,653

		Revenues	Long-Lived Assets

Geographic information:
United States		$ 5,197,240	$ 909,188
Canada		567,626	176,097
Other foreign countries		118,788	8,784
		$ 5,883,654	$ 1,094,069
2005
	Segment Totals	Unallocated	Consolidated Total
Other significant items:
Depreciation and amortization	$ 96,388	$ 12,394	$ 108,782
Additions to long-lived assets	$ 173,838	$ 5,528	$ 179,366

		Revenues	Long-Lived Assets
Geographic information:
United States		$ 4,897,309	$ 864,154
Canada		504,373	178,609
Other foreign countries		124,954	4,610
		$ 5,526,636	$ 1,047,373
2004
	Segment Totals	Unallocated	Consolidated Total
Other significant items:
Depreciation and amortization	$ 83,478	$ 14,778	$ 98,256
Additions to long-lived assets	$ 158,076	$ 2,682	$ 160,758

		Revenues	Long-lived Assets
Geographic information:
United States		$ 4,507,030	$ 808,564
Canada		436,877	165,240
Other foreign countries		105,878	4,236
		$ 5,049,785	$ 978,040

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

Unallocated expenses increased $12.5 million in the year ended December 31, 2006, when compared with the prior year primarily due to increases in payroll and benefits at headquarters driven by stock-based compensation related to the adoption of SFAS No. 123R. Unallocated assets decreased $223.4 million in the year ended December 31, 2006, when compared with the prior year primarily due to a lower cash balance.

The change in the carrying amount of goodwill by segment from January 1, 2004 to December 31, 2006, is as follows:

Goodwill, net by Segment	Acklands – Grainger Branch-based	Lab Safety	Total
Balance at January 1, 2004	$ 108,341	$ 47,928	$ 156,269
Translation	8,742	–	8,742
Balance at December 31, 2004	117,083	47,928	165,011
Acquisition	–	14,019	14,019
Translation	3,696	–	3,696
Balance at December 31, 2005	120,779	61,947	182,726
Acquisitions	–	28,276	28,276
Translation	(331)	–	(331)
Balance at December 31, 2006	$ 120,448	$ 90,223	$ 210,671

NOTE 18 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of selected quarterly information for 2006 and 2005 is as follows:

	2006 Quarter Ended
	(In thousands of dollars, except for per share amounts)
	March 31	June 30	September 30	December 31	Total
Net sales	$ 1,419,117	$ 1,482,880	$ 1,519,499	$ 1,462,158	$ 5,883,654
Cost of merchandise sold	848,790	899,575	920,412	860,727	3,529,504
Gross profit	570,327	583,305	599,087	601,431	2,354,150
Warehousing, marketing and administrative expenses	435,910	438,761	447,774	453,634	1,776,079
Operating earnings	134,417	144,544	151,313	147,797	578,071
Net earnings	86,233	93,739	104,494	98,933	383,399
Earnings per share - basic	0.96	1.05	1.20	1.15	4.36
Earnings per share - diluted	$ 0.93	$ 1.02	$ 1.16	$ 1.13	$ 4.24
	2005 Quarter Ended
	(In thousands of dollars, except for per share amounts)
	March 31	June 30	September 30	December 31	Total
Net sales	$ 1,334,880	$ 1,372,808	$ 1,428,342	$ 1,390,606	$ 5,526,636
Cost of merchandise sold	836,004	845,679	880,180	803,232	3,365,095
Gross profit	498,876	527,129	548,162	587,374	2,161,541
Warehousing, marketing and administrative expenses	385,919	400,936	412,280	443,417	1,642,552
Operating earnings	112,957	126,193	135,882	143,957	518,989
Net earnings	72,792	81,589	88,109	103,834	346,324
Earnings per share - basic	0.81	0.91	0.98	1.17	3.87
Earnings per share - diluted	$ 0.79	$ 0.89	$ 0.97	$ 1.13	$ 3.78

The 2006 fourth quarter included a $0.06 per share benefit from a reduction of deferred tax liabilities related to property, buildings and equipment. The 2006 third quarter included a $0.09 per share benefit from the resolution of uncertainties related to the audit of the 2004 tax year.

In the fourth quarter of 2005, the gross profit margins were higher than the first three quarters. This primarily related to favorable inventory adjustments from fourth quarter physicals ($18.6 million) and favorable adjustments related to the year-end LIFO calculations ($9.5 million). Due to the improved methodology to capture data related to certain inventory transactions and estimates, these types of adjustments were spread throughout the year in 2006 as opposed to being recorded in the fourth quarter.

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

NOTE 19 – UNCLASSIFIED – NET

The components of Unclassified – net were as follows (in thousands of dollars):

	For the Years Ended December 31,
	2006	2005	2004
Income items	$ 359	$ 25	$ 384
Expense items	(228)	(168)	(233)
Unclassified – net	$ 131	$ (143)	$ 151

NOTE 20 – CONTINGENCIES AND LEGAL MATTERS

The Company has an outstanding guarantee relating to an industrial revenue bond assumed by the buyer of one of the Company’s formerly owned facilities. The maximum exposure under this guarantee is $8.5 million and it expires on December 15, 2008. The Company has not recorded any liability relating to this guarantee and believes it is unlikely that material payments will be required.

The Company has been named, along with numerous other nonaffiliated companies, as a defendant in litigation in various states involving asbestos and/or silica. These lawsuits typically assert claims of personal injury arising from alleged exposure to asbestos and/or silica as a consequence of products purportedly distributed by the Company. As of January 17, 2007, the Company is named in cases filed on behalf of approximately 3,100 plaintiffs in which there is an allegation of exposure to asbestos and/or silica. In addition, five cases alleging exposure to cotton dust were amended during 2004 to add allegations relating to asbestos, but during 2006 the pleadings in those cases were amended and no longer contain allegations of asbestos exposure.

The Company has denied, or intends to deny, the allegations in all of the above-described lawsuits. In 2006, lawsuits relating to asbestos and/or silica and involving approximately 300 plaintiffs were dismissed with respect to the Company, typically based on the lack of product identification. If a specific product distributed by the Company is identified in any of these lawsuits, the Company would attempt to exercise indemnification remedies against the product manufacturer. In addition, the Company believes that a substantial number of these claims are covered by insurance. The Company is engaged in active discussions with its insurance carriers regarding the scope and amount of coverage. While the Company is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on the Company’s consolidated financial position or results of operations.

In addition to the foregoing, from time to time the Company is involved in various other legal and administrative proceedings that are incidental to its business, including claims relating to product liability, general negligence, environmental issues, employment, intellectual property and other matters. As a government contractor, from time to time the Company is also subject to governmental or regulatory inquiries or audits, including current inquiries relating to pricing compliance and Trade Agreement Act compliance. It is not expected that the ultimate resolution of any of these matters will have, either individually or in the aggregate, a material adverse effect on the Company’s consolidated financial position or results of operations.