Form 10-Q
period 2007-03-31
GRAINGER W W INC
filed 2007-05-02
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

There were 83,560,089 shares of the Company’s Common Stock outstanding as of March 31, 2007.

TABLE OF CONTENTS
		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the Three Months Ended March 31, 2007 and March 31, 2006	3

	Condensed Consolidated Statements of Comprehensive Earnings for the Three Months Ended March 31, 2007 and March 31, 2006	4

	Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	5 - 6

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and March 31, 2006	7 - 8

	Notes to Condensed Consolidated Financial Statements	9 - 13

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	14 – 19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 4.	Submission of Matters to a Vote of Security Holders	21 – 22

Item 6.	Exhibits	22

Signatures		23

EXHIBITS

Exhibit 11	Computations of Earnings Per Share

Exhibits 31 & 32	Certifications

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands of dollars, except for per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006

Net sales	$ 1,546,658	$ 1,419,117

Cost of merchandise sold	914,570	848,790

Gross profit	632,088	570,327

Warehousing, marketing and administrative expenses	469,503	435,910

Operating earnings	162,585	134,417

Other income and (expense):
Interest income	4,022	5,359
Interest expense	(577)	(493)
Equity in income (loss) of unconsolidated entities – net	(342)	1,207
Unclassified – net	33	(123)
Total other income and (expense)	3,136	5,950

Earnings before income taxes	165,721	140,367

Income taxes	63,934	54,134

Net earnings	$ 101,787	$ 86,233

Earnings per share:

Basic	$ 1.21	$ 0.96

Diluted	$ 1.17	$ 0.93

Weighted average number of shares outstanding:
Basic	83,979,114	89,637,735

Diluted	86,758,949	92,484,701

Cash dividends paid per share	$ 0.29	$ 0.24

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2007	2006

Net earnings	$ 101,787	$ 86,233

Other comprehensive earnings (losses):

Foreign currency translation adjustments, net of tax (expense) benefit of $(528) and $243, respectively	2,583	(1,857)

Comprehensive earnings	$ 104,370	$ 84,376

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except for per share amounts)

(Unaudited)

ASSETS	March 31, 2007	Dec. 31, 2006
CURRENT ASSETS
Cash and cash equivalents	$ 325,472	$ 348,471
Marketable securities at cost,
which approximates market value	–	12,827
Accounts receivable (less allowances for doubtful
accounts of $19,112 and $18,801, respectively)	611,126	566,607
Inventories	815,891	827,254
Prepaid expenses and other assets	66,544	58,804
Deferred income taxes	50,198	48,123
Total current assets	1,869,231	1,862,086

PROPERTY, BUILDINGS AND EQUIPMENT	1,854,039	1,827,104
Less accumulated depreciation and amortization	1,051,666	1,034,169
Property, buildings and equipment – net	802,373	792,935

DEFERRED INCOME TAXES	59,554	48,793

INVESTMENT IN UNCONSOLIDATED ENTITY	8,228	8,492

GOODWILL	212,237	210,671

OTHER ASSETS AND INTANGIBLES – NET	121,433	123,111

TOTAL ASSETS	$ 3,073,056	$ 3,046,088

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands of dollars, except for per share amounts)

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY	March 31, 2007	Dec. 31, 2006
CURRENT LIABILITIES
Current maturities of long-term debt	$ 4,590	$ 4,590
Trade accounts payable	378,432	334,820
Accrued compensation and benefits	113,208	140,141
Accrued contributions to employees’
profit sharing plans	33,225	113,014
Accrued expenses	94,689	106,681
Income taxes	50,394	7,077
Total current liabilities	674,538	706,323

LONG-TERM DEBT (less current maturities)	4,895	4,895

DEFERRED INCOME TAXES	22,893	6,235

ACCRUED EMPLOYMENT-RELATED BENEFITS COSTS	157,275	151,020

SHAREHOLDERS’ EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	–	–
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,657,938 shares	54,829	54,829
Additional contributed capital	527,385	513,667
Retained earnings	3,085,744	3,007,606
Unearned restricted stock compensation	(39,408)	(35,213)
Accumulated other comprehensive earnings	6,014	3,431
Treasury stock, at cost – 26,097,849 and 25,590,311 shares, respectively	(1,421,109)	(1,366,705)

Total shareholders’ equity	2,213,455	2,177,615

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 3,073,056	$ 3,046,088

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$ 101,787	$ 86,233
Provision for losses on accounts receivable	1,981	1,629
Deferred income taxes	3,294	(956)
Depreciation and amortization:
Property, buildings and equipment	23,888	23,128
Capitalized software and other intangibles	6,035	3,989
Stock-based compensation	7,207	6,525
Tax benefit of stock incentive plans	888	2,944
Net gains on sales of property, buildings and equipment	(1,300)	(36)
(Income) loss from unconsolidated entities	342	(1,207)
Change in operating assets and liabilities – net of business acquisitions:
(Increase) in accounts receivable	(46,013)	(52,205)
(Increase) decrease in inventories	12,342	(14,256)
(Increase) in prepaid expenses	(7,733)	(4,411)
Increase in trade accounts payable	44,004	36,424
(Decrease) in other current liabilities	(111,123)	(112,565)
Increase in current income taxes payable	44,171	45,620
Increase in accrued employment-related benefit costs	6,255	4,940
Other – net	(3,612)	1,080

Net cash provided by operating activities	82,413	26,876

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment – net of dispositions	(32,246)	(28,632)
Additions to capitalized software	(727)	(1,536)
Net cash paid for business acquisitions	–	(14,327)
Other – net	12,389	(4,058)

Net cash used in investing activities	$ (20,584)	$ (48,553)

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	$ 31,277	$ 25,293
Excess tax benefits from stock-based compensation	6,784	2,774
Purchase of treasury stock	(98,698)	(35,851)
Cash dividends paid	(24,519)	(21,591)

Net cash used in financing activities	(85,156)	(29,375)

Exchange rate effect on cash and cash equivalents	328	41

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,999)	(51,011)

Cash and cash equivalents at beginning of year	348,471	544,894

Cash and cash equivalents at end of period	$ 325,472	$ 493,883

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

The Condensed Consolidated Financial Statements of the Company and the related notes are unaudited and should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

The Condensed Consolidated Balance Sheet as of December 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information reflects all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the statements contained herein.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a decrease of approximately $0.9 million in the liability for tax uncertainties, which resulted in an increase to the January 1, 2007 balance of Retained earnings.

The Company’s liability for tax uncertainties was $15.8 million, including $0.6 million for interest and penalties, at January 1, 2007. The Company classifies this liability in Deferred income taxes. Included in this amount is $4.3 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

During the three months ended March 31, 2007, the Company recognized an additional $0.6 million of income tax expense for the current year positions, of which approximately $0.2 million is for interest and penalties. The Company recognizes interest expense and penalties in the provision for income taxes.

The Company regularly undergoes examination of its federal income tax returns by the Internal Revenue Service (IRS). The Company and the IRS have settled tax years through 2004. Additionally, the Company is routinely involved in state and local income tax audits, and on occasion, foreign jurisdiction tax audits. The Company’s tax years 2002 – 2006 remain subject to state, local and foreign audits. The Company expects to resolve these audits within the amounts paid and/or reserved for these liabilities.

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NEW ACCOUNTING STANDARD

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement is effective for the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact that adoption of SFAS No. 159 may have on its results of operations and financial position.

3.  DIVIDEND

On April 25, 2007, the Board of Directors declared a quarterly dividend of 35 cents per share, payable June 1, 2007 to shareholders of record on May 14, 2007. This represents a 21% increase from the prior quarterly rate of 29 cents per share.

4.  WARRANTY RESERVES

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

	Three Months Ended March 31,
	2007	2006
	(In thousands of dollars)

Beginning balance	$ 4,651	$ 3,763
Returns	(4,382)	(1,003)
Provision	3,468	1,319
Ending balance	$ 3,737	$ 4,079

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

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components:

	Three Months Ended March 31,
	2007	2006
	(In thousands of dollars)

Service cost	$ 2,714	$ 2,434
Interest cost	2,243	1,900
Expected return on assets	(1,012)	(698)
Amortization of transition asset	(36)	(36)
Amortization of unrecognized losses	523	726
Amortization of prior service cost	(109)	(215)
Net periodic benefit costs	$ 4,323	$ 4,111

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

6.  SEGMENT INFORMATION

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

Three Months Ended March 31, 2007
	Grainger Branch-based	Acklands - Grainger Branch-based	Lab Safety	Total
Total net sales	$ 1,296,382	$ 142,050	$ 109,100	$ 1,547,532
Intersegment net sales	(233)	–	(641)	(874)
Net sales to external customers	$ 1,296,149	$ 142,050	$ 108,459	$ 1,546,658

Segment operating earnings	$ 160,242	$ 8,948	$ 14,610	$ 183,800

Three Months Ended March 31, 2006
	Grainger Branch-based	Acklands - Grainger Branch-based	Lab Safety	Total
Total net sales	$ 1,177,141	$ 139,022	$ 103,879	$ 1,420,042
Intersegment net sales	(315)	–	(610)	(925)
Net sales to external customers	$ 1,176,826	$ 139,022	$ 103,269	$ 1,419,117

Segment operating earnings	$ 132,852	$ 3,878	$ 15,227	$ 151,957

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Grainger Branch-based	Acklands - Grainger Branch-based	Lab Safety	Total
Segment assets:
March 31, 2007	$ 2,015,876	$ 410,809	$ 212,391	$ 2,639,076

December 31, 2006	$ 1,938,270	$ 394,707	$ 215,515	$ 2,548,492

Following are reconciliations of segment information with the consolidated totals per the financial statements:

	Three Months Ended March 31,
	2007	2006
Operating earnings:	(In thousands of dollars)
Total operating earnings for reportable segments	$ 183,800	$ 151,957
Unallocated expenses and eliminations	(21,215)	(17,540)
Total consolidated operating earnings	$ 162,585	$ 134,417

	March 31, 2007	December 31, 2006
Assets:	(In thousands of dollars)
Total assets for reportable segments	$ 2,639,076	$ 2,548,492
Unallocated assets	433,980	497,596
Total consolidated assets	$ 3,073,056	$ 3,046,088

Unallocated expenses and unallocated assets primarily relate to the Company headquarters’ support services, which are not part of any business segment. Unallocated expenses include payroll and benefits, depreciation and other costs associated with headquarters-related support services. Unallocated expenses increased primarily due to higher incentive compensation and profit sharing accruals. Unallocated assets include non-operating cash and cash equivalents, certain prepaid expenses and property, buildings and equipment – net.

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

Grainger’s three reportable segments are Grainger Branch-based, Acklands – Grainger Branch-based (Acklands – Grainger) and Lab Safety Supply, Inc. (Lab Safety). Grainger Branch-based is an aggregation of the following business units: Grainger Industrial Supply, Grainger, S.A. de C.V. (Mexico), Grainger Caribe Inc. (Puerto Rico) and Grainger China LLC (China). Acklands – Grainger is the Company’s Canadian branch-based distribution business. Lab Safety is a direct marketer of safety and other industrial products.

Business Environment

Several economic factors and industry trends shape Grainger’s business environment. Grainger’s sales tend to correlate positively with production growth, particularly manufacturing output, as well as growth in non-farm payrolls. According to the Federal Reserve, overall industrial production increased 2.3% from March 2006 to March 2007. Manufacturing output increased 2.6% from March of 2006 although manufacturing employment levels have declined approximately 0.8%. Non-farm employment levels grew 1.4% since March of 2006. Grainger’s sales to the light and heavy manufacturing customer sectors showed improvement over the prior year. Current economic growth projections for 2007 industrial production and GDP are 2.2% and 2.3%, respectively.

For the first quarter of 2007, the Company had $35.1 million of capital expenditures, of which $12.9 million related to its market expansion program. The Company expects to continue its investments in the market expansion program and information technology enhancements are scheduled for 2008 and beyond.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability

Grainger’s operating results for the first quarter of 2007 include the operating results of the businesses acquired from Professional Inspection Equipment, Inc. and Construction Book Express, Inc. Those results have been included in the Lab Safety segment since the acquisition date of November 17, 2006.

Grainger’s operating results for the first quarter of 2006 include the operating results of the business acquired from Rand Materials Handling Equipment Co. (Rand) from the acquisition date of January 31, 2006. Rand’s results are included in the Lab Safety segment.

There were 64 sales days in the first quarter of both 2007 and 2006.

Results of Operations – Three Months Ended March 31, 2007

The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Three Months Ended March 31,
	Items in Condensed Consolidated Statements of Earnings

	As a Percent of Net Sales		Percent Increase
	2007	2006
Net sales	100.0%	100.0%	9.0%
Cost of merchandise sold	59.1	59.8	7.7
Gross profit	40.9	40.2	10.8
Operating expenses	30.4	30.7	7.7
Operating earnings	10.5	9.5	21.0
Other income	0.2	0.4	(47.3)
Income taxes	4.1	3.8	18.1
Net earnings	6.6	6.1	18.0

Grainger’s net sales of $1,546.7 million in the first quarter of 2007 increased 9.0% compared with sales of $1,419.1 million for the comparable 2006 quarter. First quarter 2007 sales benefited from the economy and ongoing strategic initiatives such as market expansion and product line expansion. Partially offsetting these improvements was the negative effect of the wind-down of low margin integrated supply contracts. An increase in net sales was realized in all three segments of the business.

The gross profit margin improved 0.7 percentage point to 40.9% for the first three months of 2007 from 40.2% in the comparable period of 2006. The primary driver of the gross profit margin improvement was positive inflation recovery. Operating expenses of $469.5 million in 2007 grew 7.7% over the prior year, driven by payroll and benefits, primarily the result of increased headcount and higher incentive compensation, commission and profit sharing accruals. Operating earnings for the first quarter of 2007 totaled $162.6 million, an increase of 21.0% over the first quarter of 2006 due to the increase in gross profit margin and operating expenses growing at a slower rate than sales.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Net earnings for the first quarter of 2007 were $101.8 million and increased by 18.0% from $86.2 million in the first quarter of 2006. The growth in net earnings for the quarter resulted from the improvement in operating earnings, partially offset by lower interest income and a loss from unconsolidated entities in 2007 versus income in 2006. Diluted earnings per share of $1.17 in the first quarter of 2007 were 25.8% higher than the $0.93 for the first quarter of 2006.

Segment Analysis

The following comments at the segment level refer to external and intersegment net sales. Comments at the business unit level include external and inter- and intrasegment net sales. See Note 6 to the Condensed Consolidated Financial Statements.

Grainger Branch-based

In the first quarter of 2007, net sales of $1,296.4 million increased by 10.1% compared to net sales of $1,177.1 million in the first quarter of 2006. Sales in the United States were up 10.1%, with growth in all customer end markets, led by the government and commercial sectors. The Company’s decision to wind down its low margin integrated supply contracts reduced sales growth by approximately 2 percentage points. Sales were positively affected by approximately 1 percentage point due to higher sales of seasonal products.

Market expansion contributed approximately 2 percentage points to the sales growth for the segment. Results for the market expansion program were as follows:

	2007 First Quarter
	Sales Increase	Percent Complete
Phase 1 (Atlanta, Denver, Seattle)	14%	100%
Phase 2 (Four markets in Southern California)	6%	95%
Phase 3 (Houston, St. Louis, Tampa)	16%	95%
Phase 4 (Baltimore, Cincinnati, Kansas City, Miami, Philadelphia, Washington, D.C.)	11%	90%

The Company added approximately 25,000 new products in the most recently issued catalog as part of its ongoing product line expansion initiative. New products relating to this initiative contributed approximately 3 percentage points to the sales growth for the segment.

Sales in Mexico increased 19.5% in the first three months of 2007 versus 2006. In local currency, sales were up 24.2% driven by strong growth in the northeast and south central regions of the country as well as the addition of branches in Chihuahua and Santa Catarina in 2006.

The segment gross profit margin increased 0.6 percentage point in the 2007 first quarter over the comparable quarter of 2006. The improvement in gross profit margin was primarily attributable to positive inflation recovery.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Operating expenses in this segment were up 8.1% in the quarter. The operating expense growth was primarily driven by payroll and benefits, the result of increased headcount and higher incentive compensation, commission and profit sharing accruals.

Operating earnings were $160.2 million for the first quarter of 2007 and increased 20.6% over $132.9 million for the first quarter of 2006. The earnings improvement resulted from higher sales, improved gross profit margin and operating expenses growing at a slower rate than sales.

Acklands – Grainger Branch-based

Net sales for Acklands – Grainger in the first quarter of 2007 were 2.2% higher than the comparable quarter of 2006. In local currency, sales increased 3.7%, due to stronger sales in the oil and gas industries, partially offset by weakness in the mining, forestry and manufacturing industries.

The gross profit margin increased 2.7 percentage points in the 2007 first quarter over the comparable quarter of 2006. The improvement in gross profit margin was primarily due to price increases, higher supplier funding and vendor rebates, partially offset by higher freight costs.

Operating earnings of $8.9 million in the first quarter of 2007 were up 130.7%, resulting from increased sales, higher gross profit margin and operating expenses growing slower than sales. This improvement in operating performance is consistent with the Company’s expectations.

Lab Safety

Net sales for Lab Safety were $109.1 million for the first quarter of 2007, an increase of $5.2 million, or 5.0%, when compared with $103.9 million for the same period in 2006. Sales from the acquisitions made during 2006 contributed approximately 6 percentage points to the growth.

The gross profit margin of 42.7% for the first quarter of 2007 decreased 0.9 percentage point from the first quarter of 2006. The gross profit margin was down as a result of customer and product mix and higher freight costs.

Operating expenses of $32.0 million were $2.0 million, or 6.5% higher in the quarter due primarily to higher media and information technology costs.

Operating earnings of $14.6 million in the first quarter of 2007 were down 4.1% over 2006, resulting from lower gross profit margin and operating expenses which grew at a faster rate than sales.

Income Taxes

Grainger’s effective tax rate was 38.6% for the first quarters of both 2007 and 2006. Excluding the effect of equity in unconsolidated entities, which is recorded net of tax, the effective income tax rate was 38.5% for the first quarter of 2007 and 38.9% for the first quarter of 2006. The full year 2006 rate was 36.4% and benefited from the resolution of uncertainties related to the audit of the 2004 tax year and from a reduction of deferred tax liabilities related to property, buildings and equipment.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Financial Condition

For the three months ended March 31, 2007, working capital of $1,194.7 million increased by $38.9 million when compared to $1,155.8 million at December 31, 2006. The ratio of current assets to current liabilities was 2.8 at March 31, 2007, versus 2.6 at December 31, 2006.

Net cash provided by operating activities was $82.4 million and $26.9 million for the three months ended March 31, 2007 and 2006, respectively. Net cash flows from operating activities serve as the Company’s primary source to fund its growth initiatives. Contributing to cash flows from operations were net earnings in the quarter of $101.8 million and the change in non-cash items such as deferred income taxes and depreciation and amortization. Partially offsetting these amounts were Changes in operating assets and liabilities – net of business acquisitions, which resulted in a net use of cash of $58.1 million for the 2007 first quarter. The principal operating uses of cash were an increase in accounts receivables and a reduction of other current liabilities. The increase in receivables was due to a higher sales volume. Other current liabilities declined, primarily due to the timing of annual cash payments for prior year profit sharing and incentive compensation.

Net cash used in investing activities was $20.6 million and $48.6 million for the three months ended March 31, 2007 and 2006, respectively. In the first quarter of 2007, Grainger continued funding the Company’s growth initiatives with its ongoing investment in the market expansion program. Cash expended for additions to property, buildings, equipment and capitalized software was $35.8 million in the 2007 quarter versus $30.4 million in the 2006 quarter. The 2006 first quarter included $14.3 million for a business acquisition.

Net cash used in financing activities was $85.2 million and $29.4 million for the three months ended March 31, 2007 and 2006, respectively. Grainger’s treasury stock purchases of $98.7 million were $62.8 million higher in the first three months of 2007 versus 2006 as Grainger repurchased 1.2 million shares compared with 0.5 million shares in the first three months of 2006. As of March 31, 2007, approximately 6.6 million shares of common stock remained available under Grainger’s repurchase authorization. Dividends paid to shareholders were $24.5 million and $21.6 million for the first quarter of 2007 and 2006, respectively. Partially offsetting these financing cash outlays were proceeds and excess tax benefits realized from stock options exercised of $38.1 million in 2007 versus $28.1 million in 2006.

Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit. Total debt as a percent of total capitalization was 0.4% at both March 31, 2007 and December 31, 2006.

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

Accounting policies are considered critical when they require management to make assumptions about matters that are uncertain at the time the estimate is made and when different estimates than those management reasonably could have made have a material impact on the presentation of Grainger’s financial condition, changes in financial condition or results of operations. For a description of Grainger’s critical accounting policies see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Forward-Looking Statements

This document may contain forward-looking statements under the federal securities laws. The forward-looking statements relate to Grainger’s expected future financial results and business plans, strategies and objectives and are not historical facts. They are often identified by qualifiers such as “will,” “believes,” “intends,” “intended”, “expect,” “expects”, “expected,” “anticipate,” “estimated,” “assumption,” “may,” “tend”, “potential,” “projections,” “percent complete,” “scheduled” or similar expressions. There are risks and uncertainties the outcome of which could cause Grainger’s results to differ materially from what is projected.

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

For quantitative and qualitative disclosures about market risk, see “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Grainger’s internal control over financial reporting that occurred during the first quarter, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

W.W. Grainger, Inc. and Subsidiaries

PART II – OTHER INFORMATION

Items 1, 1A, 3 and 5 not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – First Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

Jan. 1 – Jan. 31	39,632	$70.49	36,600	7,688,800

Feb. 1 – Feb. 28	336,200	$78.14	336,200	7,352,600

Mar. 1 – Mar. 31	812,335	$75.66	800,500	6,552,100

Total	1,188,167	$76.21	1,173,300

(A)	The total number of shares purchased includes Grainger’s retention of 14,867 shares to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.
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

An annual meeting of shareholders of Grainger was held on April 25, 2007. At that meeting:

Management’s nominees were elected directors for the ensuing year. Of the 74,974,693 shares present in person or represented by proxy at the meeting, the number of shares voted for, and the number of shares as to which authority to vote in the election was withheld, were as follows with respect to each of the nominees:

W.W. Grainger, Inc. and Subsidiaries

Name	Shares Voted for Election	Shares as to Which Voting Authority Withheld
B. P. Anderson	74,000,323	974,370
W. H. Gantz	73,471,344	1,503,349
V. A. Hailey	73,999,097	975,596
W. K. Hall	73,859,883	1,114,810
R. L. Keyser	73,405,009	1,569,684
S. L. Levenick	73,970,345	1,004,348
J. W. McCarter, Jr.	73,423,460	1,551,233
N. S. Novich	73,961,293	1,013,400
M. J. Roberts	73,952,400	1,022,293
G. L. Rogers	73,960,127	1,014,566
J. T. Ryan	73,616,577	1,358,116
J. D. Slavik	73,477,091	1,497,602
H. B. Smith	73,383,822	1,590,871

A proposal to ratify the appointment of Ernst & Young LLP as independent auditors of Grainger for the year ending December 31, 2007 was approved. Of the 74,974,693 shares present or represented by proxy at the meeting, 74,406,895 shares were voted for the proposal, 144,559 shares were voted against the proposal and 423,239 shares abstained from voting with respect to the proposal.

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

W.W. Grainger, Inc.
(Registrant)
Date: May 1, 2007	By:	/s/ P. O. Loux
P. O. Loux, Senior Vice President, Finance and Chief Financial Officer
Date: May 1, 2007	By:	/s/ R. L. Jadin
R. L. Jadin, Vice President and Controller