Form 10-Q
period 2007-06-30
GRAINGER W W INC
filed 2007-08-02
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ”accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

There were 84,392,180 shares of the Company’s Common Stock outstanding as of June 30, 2007.

TABLE OF CONTENTS
		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the Three Months and Six Months Ended June 30, 2007 and June 30, 2006	3

	Condensed Consolidated Statements of Comprehensive Earnings for the Three Months and Six Months Ended June 30, 2007 and June 30, 2006	4

	Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	5 - 6

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and June 30, 2006	7 - 8

	Notes to Condensed Consolidated Financial Statements	9 - 15

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	16 - 25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.	Exhibits	28

Signatures		29

EXHIBITS

Exhibit 11	Computations of Earnings Per Share

Exhibits 31 & 32	Certifications

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands of dollars, except for per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net sales	$ 1,601,011	$ 1,482,880	$ 3,147,669	$ 2,901,997

Cost of merchandise sold	960,546	899,575	1,875,116	1,748,365

Gross profit	640,465	583,305	1,272,553	1,153,632

Warehousing, marketing and administrative expenses	473,890	438,761	943,393	874,671

Operating earnings	166,575	144,544	329,160	278,961

Other income and (expense):
Interest income	4,016	5,381	8,038	10,740
Interest expense	(519)	(502)	(1,096)	(995)
Equity in income (losses) of unconsolidated entities – net	225	862	(117)	2,069
Gain on sale of unconsolidated entity	–	2,291	–	2,291
Unclassified – net	(45)	293	(12)	170
Total other income and (expense)	3,677	8,325	6,813	14,275

Earnings before income taxes	170,252	152,869	335,973	293,236

Income taxes	65,461	59,130	129,395	113,264

Net earnings	$ 104,791	$ 93,739	$ 206,578	$ 179,972

Earnings per share:
Basic	$ 1.25	$ 1.05	$ 2.46	$ 2.01

Diluted	$ 1.21	$ 1.02	$ 2.38	$ 1.95

Weighted average number of shares outstanding:
Basic	84,130,074	89,342,642	84,057,230	89,490,188

Diluted	86,775,154	92,104,424	86,768,774	92,294,563

Cash dividends paid per share	$ 0.35	$ 0.29	$ 0.64	$ 0.53

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands of dollars)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net earnings	$ 104,791	$ 93,739	$ 206,578	$ 179,972

Other comprehensive earnings:

Foreign currency translation adjustments, net of tax expense of $4,520, $2,474, $5,048, and $2,230, respectively	25,652	12,611	28,235	10,754

Comprehensive earnings	$ 130,443	$ 106,350	$ 234,813	$ 190,726

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except for per share amounts)

(Unaudited)

ASSETS	June 30, 2007	Dec. 31, 2006
CURRENT ASSETS
Cash and cash equivalents	$ 389,390	$ 348,471
Marketable securities at cost,
which approximates market value	–	12,827
Accounts receivable (less allowances for doubtful
accounts of $18,283 and $18,801, respectively)	637,813	566,607
Inventories	845,227	827,254
Prepaid expenses and other assets	60,565	58,804
Prepaid income taxes	14,638	–
Deferred income taxes	54,038	48,123
Total current assets	2,001,671	1,862,086

PROPERTY, BUILDINGS AND EQUIPMENT	1,899,969	1,827,104
Less accumulated depreciation and amortization	1,074,664	1,034,169
Property, buildings and equipment – net	825,305	792,935

DEFERRED INCOME TAXES	60,222	48,793

INVESTMENT IN UNCONSOLIDATED ENTITY	8,097	8,492

GOODWILL	223,712	210,671

OTHER ASSETS AND INTANGIBLES – NET	120,004	123,111

TOTAL ASSETS	$ 3,239,011	$ 3,046,088

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands of dollars, except for per share amounts)

(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY	June 30, 2007	Dec. 31, 2006

CURRENT LIABILITIES
Short-term debt	$ 6,222	$ –
Current maturities of long-term debt	4,590	4,590
Trade accounts payable	386,897	334,820
Accrued compensation and benefits	133,916	140,141
Accrued contributions to employees’
profit sharing plans	60,248	113,014
Accrued expenses	88,338	106,681
Income taxes payable	3,985	7,077
Total current liabilities	684,196	706,323

LONG-TERM DEBT (less current maturities)	4,895	4,895

DEFERRED INCOME TAXES	24,412	6,235

ACCRUED EMPLOYMENT-RELATED BENEFITS COSTS	162,885	151,020

SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	–	–
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,657,938 shares	54,829	54,829
Additional contributed capital	569,934	513,667
Retained earnings	3,160,989	3,007,606
Unearned restricted stock compensation	(60,969)	(35,213)
Accumulated other comprehensive earnings	31,666	3,431
Treasury stock, at cost – 25,265,758 and 25,590,311 shares, respectively	(1,393,826)	(1,366,705)

Total shareholders' equity	2,362,623	2,177,615

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 3,239,011	$ 3,046,088

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$ 206,578	$ 179,972
Provision for losses on accounts receivable	3,220	1,508
Deferred income taxes	(3,345)	(14,858)
Depreciation and amortization:
Property, buildings and equipment	48,518	46,611
Capitalized software and other intangibles	12,209	8,213
Stock-based compensation	21,760	20,628
Tax benefit of stock incentive plans	2,193	4,599
Net gains on sales of property, buildings and equipment	(4,112)	(6,268)
Gain on sale of unconsolidated entity	–	(2,291)
(Income) losses from unconsolidated entities	117	(2,069)
Change in operating assets and liabilities – net of business acquisitions:
(Increase) in accounts receivable	(68,420)	(88,571)
(Increase) decrease in inventories	(5,043)	14,286
(Increase) in prepaid income taxes	(14,638)	–
(Increase) in prepaid expenses	(1,361)	(3,239)
Increase (decrease) in trade accounts payable	50,456	(3,138)
(Decrease) in other current liabilities	(72,064)	(78,750)
Increase (decrease) in current income taxes payable	(3,451)	17,156
Increase in accrued employment-related benefit costs	11,865	8,971
Other – net	(4,148)	(2,237)

Net cash provided by operating activities	180,334	100,523

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment – net of dispositions	(73,141)	(52,494)
Additions to capitalized software	(2,567)	(3,368)
Cash paid for business acquisitions	(4,762)	(13,859)
Proceeds from sale of unconsolidated entity	–	27,413
Other – net	12,364	(1,718)

Net cash used in investing activities	(68,106)	(44,026)

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FINANCING ACTIVITIES:
Increase in short-term debt	$ 6,222	$ –
Stock options exercised	95,320	43,662
Excess tax benefits from stock-based compensation	24,203	5,533
Purchase of treasury stock	(147,294)	(150,116)
Cash dividends paid	(54,065)	(47,715)

Net cash used in financing activities	(75,614)	(148,636)

Exchange rate effect on cash and cash equivalents	4,305	786

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40,919	(91,353)

Cash and cash equivalents at beginning of year	348,471	544,894

Cash and cash equivalents at end of period	$ 389,390	$ 453,541

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

In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a decrease of approximately $0.9 million in the liability for tax uncertainties, which resulted in an increase to the January 1, 2007 balance of Retained earnings.

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

During the six months ended June 30, 2007, the Company recognized an additional $1.0 million of income tax expense for the current year positions, of which approximately $0.4 million is for interest and penalties. The Company recognizes interest expense and penalties in the provision for income taxes.

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

NEW ACCOUNTING STANDARDS

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement is effective for the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact that adoption of SFAS No. 159 may have on its results of operations or financial position.

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus with respect to EITF Issue No. 06-11 (Issue No. 06-11), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” Under Issue 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital (APIC). The amount recognized in APIC should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. A tax benefit recognized from a dividend on an award that is subsequently forfeited or is no longer expected to vest would be reclassified from APIC to the income statement, if sufficient excess tax benefits are available in the pool of excess tax benefits in APIC. Issue 06-11 is to be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007 with early application permitted. The Company does not expect adoption of Issue 06-11 to have a material effect on its results of operations or financial position.

3.	ACQUISITION

On May 31, 2007, Lab Safety Supply, Inc. (Lab Safety), a wholly owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of McFeely’s Square Drive Screws (McFeely’s). McFeely’s is a business-to-business direct marketer of specialty fasteners, hardware and tools for the professional woodworking industry. McFeely’s had more than $9 million in sales in 2006. The purchase price and costs of acquisition were $4.8 million in cash and $0.3 million in assumed liabilities. The estimated goodwill recognized in the transaction amounted to $1.3 million and is expected to be fully deductible for tax purposes. The results of McFeely’s are included in the Company’s consolidated results from the date of acquisition. Due to the immaterial nature of this transaction, disclosure of pro forma results were not considered necessary.

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4.	DIVIDEND

On July 25, 2007, the Board of Directors declared a quarterly dividend of 35 cents per share, payable September 1, 2007 to shareholders of record on August 13, 2007.

5.	WARRANTY RESERVES

The Company generally warrants the products it sells against defects for one year. For a significant portion of warranty claims, the manufacturer of the product is responsible for the expenses associated with this warranty program. For warranty expenses not covered by the manufacturer, the Company provides a reserve for future costs based on historical experience.

The warranty reserve activity was as follows:

	Six Months Ended June 30,
	2007	2006
	(In thousands of dollars)

Beginning balance	$ 4,651	$ 3,763
Returns	(6,182)	(5,160)
Provision	5,821	5,439
Ending balance	$ 4,290	$ 4,042

6.	SHORT-TERM DEBT

The Company entered into a revolving short-term line of credit related to Grainger China LLC. The maximum loan amount of the line of credit is US$21.0 million or the equivalent Chinese Renminbi. Grainger China LLC utilizes the line of credit to meet its business expansion needs. As of June 30, 2007, $6.2 million of the line of credit was used to purchase its previously leased master branch facility in China.

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

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands of dollars)

Service cost	$ 2,714	$ 2,434	$ 5,428	$ 4,868
Interest cost	2,244	1,900	4,487	3,800
Expected return on assets	(1,013)	(697)	(2,025)	(1,395)
Amortization of transition asset	(35)	(36)	(71)	(72)
Amortization of unrecognized losses	524	726	1,047	1,452
Amortization of prior service cost	(110)	(214)	(219)	(429)
Net periodic benefit costs	$ 4,324	$ 4,113	$ 8,647	$ 8,224

The Company has established a Group Benefit Trust to fund the plan and process benefit payments. The funding of the trust is an estimated amount, which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended. There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC. During the three and six months ended June 30, 2007, the Company contributed $0.6 million and $1.1 million, respectively, to the trust.

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8.	SEGMENT INFORMATION

The three reportable segments are Grainger Branch-based, Acklands – Grainger Branch-based (Acklands – Grainger) and Lab Safety. Grainger Branch-based is an aggregation of the following: Grainger Industrial Supply, Grainger, S.A. de C.V. (Mexico), Grainger Caribe Inc. (Puerto Rico) and Grainger China LLC (China). Acklands – Grainger is the Company’s Canadian branch-based distribution business. Lab Safety is a direct marketer of safety and other industrial products.

Three Months Ended June 30, 2007
	Grainger Branch-based	Acklands – Grainger Branch-based	Lab Safety	Total
(In thousands of dollars)
Total net sales	$ 1,332,862	$ 159,282	$ 110,354	$ 1,602,498
Intersegment net sales	(491)	–	(996)	(1,487)
Net sales to external customers	$ 1,332,371	$ 159,282	$ 109,358	$ 1,601,011

Segment operating earnings	$ 171,670	$ 10,519	$ 14,368	$ 196,557

Three Months Ended June 30, 2006
	Grainger Branch-based	Acklands – Grainger Branch-based	Lab Safety	Total
(In thousands of dollars)
Total net sales	$ 1,233,574	$ 146,920	$ 103,273	$ 1,483,767
Intersegment net sales	(345)	–	(542)	(887)
Net sales to external customers	$ 1,233,229	$ 146,920	$ 102,731	$ 1,482,880

Segment operating earnings	$ 151,811	$ 3,070	$ 13,472	$ 168,353

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Six Months Ended June 30, 2007
	Grainger Branch-based	Acklands – Grainger Branch-based	Lab Safety	Total
(In thousands of dollars)
Total net sales	$ 2,629,244	$ 301,332	$ 219,454	$ 3,150,030
Intersegment net sales	(724)	–	(1,637)	(2,361)
Net sales to external customers	$ 2,628,520	$ 301,332	$ 217,817	$ 3,147,669

Segment operating earnings	$ 331,912	$ 19,467	$ 28,978	$ 380,357

Six Months Ended June 30, 2006
	Grainger Branch-based	Acklands – Grainger Branch-based	Lab Safety	Total
(In thousands of dollars)
Total net sales	$ 2,410,715	$ 285,942	$ 207,152	$ 2,903,809
Intersegment net sales	(660)	–	(1,152)	(1,812)
Net sales to external customers	$ 2,410,055	$ 285,942	$ 206,000	$ 2,901,997

Segment operating earnings	$ 284,663	$ 6,948	$ 28,699	$ 320,310

	Grainger Branch-based	Acklands – Grainger Branch-based	Lab Safety	Total
Segment assets:	(In thousands of dollars)
June 30, 2007	$ 2,018,628	$ 461,810	$ 209,672	$ 2,690,110

December 31, 2006	$ 1,938,270	$ 394,707	$ 215,515	$ 2,548,492

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Following are reconciliations of segment information with the consolidated totals per the financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating earnings:	(In thousands of dollars)
Total operating earnings for reportable segments	$ 196,557	$ 168,353	$ 380,357	$ 320,310
Unallocated expenses and eliminations	(29,982)	(23,809)	(51,197)	(41,349)
Total consolidated operating earnings	$ 166,575	$ 144,544	$ 329,160	$ 278,961

	June 30, 2007	December 31, 2006
Assets:	(In thousands of dollars)
Total assets for reportable segments	$ 2,690,110	$ 2,548,492
Unallocated assets	548,901	497,596
Total consolidated assets	$ 3,239,011	$ 3,046,088

Unallocated expenses and unallocated assets primarily relate to the Company headquarters’ support services, which are not part of any business segment. Unallocated expenses include payroll and benefits, depreciation and other costs associated with headquarters-related support services. The unallocated expense increase was primarily driven by payroll and benefits. Unallocated assets include non-operating cash and cash equivalents, certain prepaid expenses and property, buildings and equipment – net. The increase in unallocated assets was primarily driven by the increase in non-operating cash and cash equivalents.

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

Business Environment

Several economic factors and industry trends shape Grainger’s business environment. Grainger’s sales tend to correlate positively with production growth, particularly manufacturing output, as well as growth in non-farm payrolls. According to the Federal Reserve, overall industrial production increased 1.4% from June of 2006 to June of 2007. Manufacturing output increased 1.6% from June of 2006 to June of 2007, although manufacturing employment levels declined approximately 1.3%. Non-farm employment levels grew 1.5% from June of 2006 to June of 2007. Grainger’s sales to the heavy and light manufacturing customer sector continue to show improvement over the prior year, though at a slower rate than the first quarter of 2007. Current economic growth projections for 2007 industrial production and GDP are 1.9% and 2.1%, respectively.

For the first six months of 2007, the Company had $81.7 million of capital expenditures, of which $33.8 million related to its market expansion program. The Company expects to continue its investments in the market expansion program through 2008.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability

Grainger’s operating results for the first six months of 2007 include the operating results of the acquisitions made by Lab Safety in 2007 and late 2006. Since the respective acquisition dates, those results have been included in the Lab Safety segment. See Note 3 to the Condensed Consolidated Financial Statements and Segment Analysis in the following Management’s Discussion and Analysis.

Results of Operations – Three Months Ended June 30, 2007

The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Three Months Ended June 30,
	Items in Condensed Consolidated Statements of Earnings

	As a Percent of Net Sales		Percent Increase (Decrease)
	2007	2006
Net sales	100.0%	100.0%	8.0%
Cost of merchandise sold	60.0	60.7	6.8
Gross profit	40.0	39.3	9.8
Operating expenses	29.6	29.6	8.0
Operating earnings	10.4	9.7	15.2
Other income	0.2	0.6	(55.8)
Income taxes	4.1	4.0	10.7
Net earnings	6.5	6.3	11.8

Grainger’s net sales of $1,601.0 million in the second quarter of 2007 increased 8.0% compared with sales of $1,482.9 million for the comparable 2006 quarter. Second quarter 2007 sales benefited from ongoing strategic initiatives such as market expansion and product line expansion. Partially offsetting these improvements was the negative effect of the wind-down of low margin integrated supply contracts. An increase in net sales was realized in all three segments of the business.

The gross profit margin improved 0.7 percentage point to 40.0% for the second quarter of 2007 from 39.3% in the comparable period of 2006. The primary drivers of the gross profit margin improvement were positive product mix and an improvement in freight and handling costs, partially offset by unfavorable selling mix and inflation recovery.

Operating expenses of $473.9 million in the second quarter of 2007 increased 8.0%. This increase was driven primarily by non-payroll related operating expenses, partially offset by payroll and benefits which increased at a slower rate than sales.

Operating earnings for the second quarter of 2007 totaled $166.6 million, an increase of 15.2% over the second quarter of 2006. This earnings improvement exceeded the sales growth rate due to an improved gross profit margin.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Net earnings for the second quarter of 2007 increased by 11.8% to $104.8 million from $93.7 million in 2006. The growth in net earnings for the quarter primarily resulted from the improvement in operating earnings, partially offset by lower interest income and no counterpart in the second quarter of 2007 to a gain realized in the second quarter of 2006 on the sale of Acklands – Grainger’s interest in the USI-AGI Prairies joint venture. Diluted earnings per share of $1.21 in the second quarter of 2007 were 18.6% higher than the $1.02 for the second quarter of 2006. This improvement was higher than the percentage increase for net earnings due to the effect of the Company’s share repurchase program.

Segment Analysis

The following comments at the segment level refer to external and intersegment net sales. Comments at the business unit level include external and inter- and intrasegment net sales. See Note 8 to the Condensed Consolidated Financial Statements.

Grainger Branch-based

In the second quarter of 2007, net sales of $1,332.9 million increased 8.0% compared to net sales of $1,233.6 million in the second quarter of 2006.

Sales in the United States were up 8.0%, with growth in all customer end markets, led by the government and commercial sectors. The wind-down of the Company’s low margin integrated supply contracts reduced sales growth by approximately 1 percentage point. The sales growth benefited from the Company’s two strategic initiatives: market expansion and product line expansion.

Market expansion contributed approximately 2 percentage points to the sales growth for the segment. Results for the market expansion program were as follows:

	2007 Second Quarter
	Sales Increase	Percent Complete
Phase 1 (Atlanta, Denver, Seattle)	12%	100%
Phase 2 (Four markets in Southern California)	5%	95%
Phase 3 (Houston, St. Louis, Tampa)	11%	95%
Phase 4 (Baltimore, Cincinnati, Kansas City, Miami, Philadelphia, Washington D.C.)	12%	95%
Phase 5 (Dallas, Detroit, New York City, Phoenix)	10%	55%

Product line expansion contributed approximately 3 percentage points to the sales growth for the segment. Over the past two years, the Company has added approximately 60,000 new products in the plumbing, fastener, material handling and security product lines as part of its ongoing product line expansion initiative.

Sales in Mexico increased 26.1% in the second quarter of 2007 versus 2006. In local currency, sales were up 22.6% driven primarily by the ongoing branch expansion program and an improved economy.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The segment gross profit margin increased 0.6 percentage point in the 2007 quarter over the comparable quarter of 2006 primarily driven by positive product mix and an improvement in freight and handling costs, partially offset by unfavorable selling mix and inflation recovery.

Operating expenses in this segment were up 8.2% in the quarter. This increase was driven primarily by non-payroll related operating expenses, partially offset by payroll and benefits which increased at a slower rate than sales. The non-payroll related operating expense increase in 2007 was partially the result of lower gains on fixed asset disposals compared to the same period in 2006.

For the segment, operating earnings of $171.7 million for the second quarter of 2007 increased 13.1% over the $151.8 million for the second quarter of 2006. This earnings improvement exceeded the sales growth rate due to an improved gross profit margin, partially offset by operating expenses which grew at a slightly faster rate than sales.

Acklands – Grainger Branch-based

Net sales at Acklands – Grainger were $159.3 million in the second quarter of 2007, an increase of $12.4 million, or 8.4%, when compared with $146.9 million for the same period in 2006. In local currency, sales increased 6.0% due to stronger sales in the construction, mining, and oil and gas industries, partially offset by weakness in the forestry and manufacturing industries.

The gross profit margin increased 1.9 percentage points in the 2007 quarter over the second quarter of 2006. The improvement in the gross profit margin was primarily due to positive inflation recovery.

Operating expenses decreased 0.6% primarily driven by lower payroll costs, including lower severance costs of $0.9 million.

Operating earnings of $10.5 million in the second quarter of 2007 were up $7.4 million or 243%. This earnings improvement exceeded the sales growth rate due to an improved gross profit margin and reduced operating expenses.

Lab Safety

Net sales at Lab Safety were $110.4 million for the second quarter of 2007, an increase of $7.1 million, or 6.9%, when compared with $103.3 million for the same period in 2006. Sales from acquisitions made during 2007 and late 2006 contributed approximately 6 percentage points to the growth.

The gross profit margin decreased 0.5 percentage point for the second quarter of 2007 from the second quarter of 2006. Gross profit margin was down as a result of unfavorable selling and product mix, partially offset by lower freight costs.

Operating expenses were up 5.0% in the quarter. This increase was driven primarily by non-payroll related operating expenses, partially offset by payroll and benefits which increased at a slower rate than sales.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Operating earnings of $14.4 million in the second quarter of 2007 increased 6.6% over the same period in 2006. This earnings improvement was less than the sales growth rate due to a lower gross profit margin, partially offset by operating expenses which grew at a slower rate than sales.

Other Income and Expense

Other income and expense was income of $3.7 million in the second quarter of 2007 compared with $8.3 million in the second quarter of 2006. The decrease in other income and expense was primarily attributable to lower interest income in 2007 and no counterpart in the second quarter of 2007 to a gain realized in the 2006 second quarter on the sale of Acklands – Grainger’s interest in the USI-AGI Prairies joint venture.

Income Taxes

Grainger’s effective tax rate was 38.4% and 38.7% for the second quarter of 2007 and 2006, respectively. Excluding the effect of equity in income of unconsolidated entities, which is recorded net of tax, the effective income tax rate was 38.5% for the second quarter of 2007 and 38.9% for the second quarter of 2006. The full year 2006 rate was 36.4% and benefited from the resolution of uncertainties related to the audit of the 2004 tax year and from a reduction of deferred tax liabilities related to property, buildings and equipment.

Results of Operations – Six Months Ended June 30, 2007

The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Six Months Ended June 30,
	Items in Condensed Consolidated Statements of Earnings

	As a Percent of Net Sales		Percent Increase (Decrease)
	2007	2006
Net sales	100.0%	100.0%	8.5%
Cost of merchandise sold	59.6	60.2	7.2
Gross profit	40.4	39.8	10.3
Operating expenses	29.9	30.2	7.9
Operating earnings	10.5	9.6	18.0
Other income	0.2	0.5	(52.3)
Income taxes	4.1	3.9	14.2
Net earnings	6.6	6.2	14.8

Grainger’s net sales of $3,147.7 million in the first six months of 2007 increased 8.5% compared with sales of $2,902.0 million for the comparable 2006 period. First half sales benefited from ongoing strategic initiatives such as market expansion and product line expansion. Partially offsetting these improvements was the negative effect of the wind-down of low margin integrated supply contracts. An increase in net sales was realized in all three segments of the business.

The gross profit margin for the six months ended June 30, 2007 improved 0.6 percentage point to 40.4% from 39.8% in the comparable period of 2006. The improvement in the gross profit margin was primarily driven by positive inflation recovery.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Operating expenses of $943.4 million in 2007 increased 7.9% over the prior year. The increase was driven by payroll and benefits, primarily the result of increased headcount and higher profit sharing and incentive compensation accruals.

Operating earnings for the six months ended June 30, 2007 totaled $329.2 million, an increase of 18.0% over the first six months of 2006. This earnings improvement exceeded the sales growth rate due to an improved gross profit margin and operating expenses which grew at a slower rate than sales.

Net earnings for the six months ended June 30, 2007 increased by 14.8% to $206.6 million from $180.0 million in 2006. The growth in net earnings for the six months ended June 30, 2007 primarily resulted from the improvement in operating earnings, partially offset by lower interest income and no counterpart in the second quarter of 2007 to a gain realized in the 2006 second quarter on the sale of Acklands – Grainger’s interest in the USI-AGI Prairies joint venture. Diluted earnings per share of $2.38 in the first half of 2007 were 22.1% higher than the $1.95 for the first half of 2006. This improvement was higher than the percentage increase for net earnings due to the effect of the Company’s share repurchase program.

Segment Analysis

The following comments at the segment level refer to external and intersegment net sales. Comments at the business unit level include external and inter- and intrasegment net sales. See Note 8 to the Condensed Consolidated Financial Statements.

Grainger Branch-based

Net sales of $2,629.2 million increased by 9.1% in the first six months of 2007 compared to net sales of $2,410.7 million in the first six months of 2006.

Sales in the United States were up 9.0%, with growth in all customer end markets, led by the government and commercial sectors. The wind-down of the Company’s low margin integrated supply contracts reduced sales growth by approximately 1 percentage point. The sales growth benefited from its two strategic initiatives: market expansion and product line expansion.

Market expansion contributed approximately 2 percentage points to the sales growth for the segment. Results for the market expansion program were as follows:

	2007 Year-to-Date
	Sales Increase	Percent Complete
Phase 1 (Atlanta, Denver, Seattle)	13%	100%
Phase 2 (Four markets in Southern California)	6%	95%
Phase 3 (Houston, St. Louis, Tampa)	13%	95%
Phase 4 (Baltimore, Cincinnati, Kansas City, Miami, Philadelphia, Washington D.C.)	12%	95%
Phase 5 (Dallas, Detroit, New York City, Phoenix)	10%	55%

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Product line expansion contributed approximately 2 percentage points to the sales growth for the segment. Over the past two years, the Company has added approximately 60,000 new products in the plumbing, fastener, material handling and security product lines as part of its ongoing product line expansion initiative.

Sales in Mexico increased 23.0% in the first half of 2007 versus 2006. In local currency, sales were up 23.3% driven by the ongoing branch expansion program and an improved economy.

The segment gross profit margin increased 0.6 percentage point in the first half of 2007 over the comparable 2006 period, driven by positive inflation recovery, partially offset by unfavorable selling mix.

Operating expenses were up 8.2% for the six months ended June 30, 2007. The operating expense growth was primarily driven by higher payroll and benefits costs due to increased headcount and higher accruals for profit sharing and incentive compensation, in addition to lower gains on fixed asset disposals compared to the same period in 2006.

Operating earnings of $331.9 million for the first half of 2007 increased 16.6% over the $284.7 million for the first half of 2006. This earnings improvement exceeded the sales growth rate due to an improved gross profit margin and operating expenses which grew at a slower rate than sales.

Acklands – Grainger Branch-based

Net sales at Acklands – Grainger were $301.3 million for the first six months of 2007, an increase of $15.4 million, or 5.4%, when compared with $285.9 million for the same period in 2006. In local currency, sales increased 4.9% due to stronger sales in the construction, mining, and oil and gas sectors, partially offset by weakness in the forestry and manufacturing sectors.

The gross profit margin increased 2.3 percentage points in the first half of 2007 over the first half of 2006. The improvement in the gross profit margin was primarily due to positive inflation recovery, partially offset by higher freight costs.

Operating expenses decreased 0.5% in the first six months of 2007 primarily driven by lower payroll costs, including lower severance costs of $1.0 million.

Operating earnings of $19.5 million in the first six months of 2007 were up 180%. This earnings improvement exceeded the sales growth rate due to an improved gross profit margin and lower operating expenses.

Lab Safety

Net sales at Lab Safety were $219.5 million for the first six months of 2007, an increase of $12.3 million, or 5.9%, when compared with $207.2 million for the same period in 2006. Sales from the acquisitions made during 2007 and late 2006 contributed approximately 6 percentage points to the growth.

The gross profit margin decreased 0.7 percentage point in the first half of 2007 over the first half of 2006. The gross profit margin was down as a result of unfavorable selling and product mix.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Operating expenses were 5.7% higher in the first six months of 2007. This increase was driven primarily by non-payroll related operating expenses, partially offset by payroll and benefits which increased at a slower rate than sales.

Operating earnings of $29.0 million for the first six months of 2007 were up 1.0% over 2006. This earnings improvement was less than the sales growth rate due to a lower gross profit margin, partially offset by operating expenses which grew at a slightly slower rate than sales.

Other Income and Expense

Other income and expense was income of $6.8 million in the first half of 2007 compared with $14.3 million in the first half of 2006. The decrease in other income and expense was primarily attributable to lower interest income in 2007 and no counterpart in the second quarter of 2007 to a gain realized in the 2006 second quarter on the sale of Acklands – Grainger’s interest in the USI-AGI Prairies joint venture. In addition, there was a loss on equity of unconsolidated entities in 2007 versus income in 2006 primarily driven by the absence of earnings resulting from the joint venture sale.

Income Taxes

Grainger’s effective tax rate was 38.5% and 38.6% for the first six months of 2007 and 2006, respectively. Excluding the effect of equity in income of unconsolidated entities, which is recorded net of tax, the effective income tax rate was 38.5% for the first half of 2007 and 38.9% for 2006. The full year 2006 rate was 36.4% and benefited from the resolution of uncertainties related to the audit of the 2004 tax year and from a reduction of deferred tax liabilities related to property, buildings and equipment.

Financial Condition

For the six months ended June 30, 2007, working capital of $1,317.5 million increased by $161.7 million when compared to $1,155.8 million at December 31, 2006. The ratio of current assets to current liabilities was 2.9 at June 30, 2007, versus 2.6 at December 31, 2006.

Net cash provided by operating activities was $180.3 million and $100.5 million for the six months ended June 30, 2007 and 2006, respectively. Net cash flows from operating activities serve as the Company’s primary source to fund its growth initiatives. Contributing to cash flows from operations were net earnings in the first six months ended June 30, 2007 of $206.6 million and the change in non-cash items such as stock-based compensation, and depreciation and amortization. Partially offsetting these amounts were Changes in operating assets and liabilities – net of business acquisitions, which resulted in a net use of cash of $102.7 million for the first six months of 2007. The principal operating uses of cash were increases in accounts receivable and a reduction of other current liabilities. The increase in receivables was due to a higher sales volume. Other current liabilities declined primarily due to the timing of annual cash payments for profit sharing and bonuses. Partially offsetting these uses in cash was an increase in trade accounts payable.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Net cash used in investing activities was $68.1 million and $44.0 million for the six months ended June 30, 2007 and 2006, respectively. In the first half of 2007, Grainger continued funding the Company’s growth initiatives including market expansion and product line expansion and the acquisition of the McFeely’s business. Cash expended for additions to property, buildings, equipment and capitalized software was $83.2 million in the first six months of 2007 versus $64.0 million in the first six months of 2006. In the second quarter of 2006, Acklands – Grainger’s interest in the USI-AGI Prairies joint venture was sold for $27.4 million in cash.

Net cash used in financing activities was $75.6 million and $148.6 million for the six months ended June 30, 2007 and 2006, respectively. Grainger’s treasury stock purchases of $147.3 million were $2.8 million lower in the first six months of 2007 versus 2006 as Grainger repurchased 1.7 million shares compared to 2.0 million shares in the first six months of 2006. As of June 30, 2007, approximately 6.0 million shares of common stock remained available under Grainger’s repurchase authorization. Dividends paid to shareholders were $54.1 million and $47.7 million for the first half of 2007 and 2006, respectively. Partially offsetting these financing cash outlays were proceeds and excess tax benefits realized from stock options exercised of $119.5 million in 2007 versus $49.2 million in 2006.

Grainger maintains a debt ratio and liquidity position that provide flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit. Total debt as a percent of total capitalization was 0.7% at June 30, 2007 and 0.4% at December 31, 2006.

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

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This document may contain forward-looking statements under the federal securities laws. The forward-looking statements relate to Grainger’s expected future financial results and business plans, strategies and objectives and are not historical facts. They are often identified by qualifiers such as “will,” “believes,” “intends,” “intended,” “tends to correlate,” “expect,” “expected,” “is expected,” “anticipate,” “estimates,” “estimated,” “assumption,” “may,” “contingent,” “projection,” “percent complete,” “scheduled,” “goals,” “target,” “trends” or similar expressions. There are risks and uncertainties the outcome of which could cause Grainger’s results to differ materially from what is projected.

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

W.W. Grainger, Inc. and Subsidiaries

PART II – OTHER INFORMATION

Items 1, 1A, 3, 4 and 5 not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – Second Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

April 1 – April 30	23,700	$ 82.77	23,700	6,528,400	shares

May 1 – May 31	93,200	$ 84.47	93,200	6,435,200	shares

June 1 – June 30	445,400	$ 86.92	445,400	5,989,800	shares

Total	562,300	$ 86.34	562,300

(A)	There were no shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.
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

W.W. Grainger, Inc.
(Registrant)
Date: August 1, 2007	By:	/s/ P. O. Loux
P. O. Loux, Senior Vice President, Finance and Chief Financial Officer
Date: August 1, 2007	By:	/s/ R. L. Jadin
R. L. Jadin, Vice President and Controller