Form 10-Q
period 2007-09-30
GRAINGER W W INC
filed 2007-11-02
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

There were 79,244,196 shares of the Company’s Common Stock outstanding as of September 30, 2007.

TABLE OF CONTENTS
		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the Three Months and Nine Months Ended September 30, 2007 and September 30, 2006	3

	Condensed Consolidated Statements of Comprehensive Earnings for the Three Months and Nine Months Ended September 30, 2007 and September 30, 2006	4

	Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	5 - 6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and September 30, 2006	7 - 8

	Notes to Condensed Consolidated Financial Statements	9 - 15

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	16 - 25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.	Exhibits	28

Signatures		29

EXHIBITS

Exhibit 11	Computations of Earnings Per Share

Exhibits 31 & 32	Certifications

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands of dollars, except for per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net sales	$ 1,658,592	$ 1,519,499	$ 4,806,261	$ 4,421,496

Cost of merchandise sold	999,003	920,412	2,874,119	2,668,777

Gross profit	659,589	599,087	1,932,142	1,752,719

Warehousing, marketing and administrative expenses	485,257	447,774	1,428,650	1,322,445

Operating earnings	174,332	151,313	503,492	430,274

Other income and (expense):
Interest income	3,144	5,571	11,182	16,311
Interest expense	(721)	(485)	(1,817)	(1,480)
Equity in income of unconsolidated entities – net	470	480	353	2,549
Gain on sale of unconsolidated entity	–	–	–	2,291
Unclassified – net	(41)	(75)	(53)	95
Total other income and (expense)	2,852	5,491	9,665	19,766

Earnings before income taxes	177,184	156,804	513,157	450,040

Income taxes	68,034	52,310	197,429	165,574

Net earnings	$ 109,150	$ 104,494	$ 315,728	$ 284,466

Earnings per share:
Basic	$ 1.33	$ 1.20	$ 3.78	$ 3.21

Diluted	$ 1.29	$ 1.16	$ 3.67	$ 3.11

Weighted average number of shares outstanding:
Basic	82,233,231	87,258,559	83,437,184	88,746,312

Diluted	84,864,258	89,682,032	86,119,670	91,423,719

Cash dividends paid per share	$ 0.35	$ 0.29	$ 0.99	$ 0.82

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands of dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net earnings	$ 109,150	$ 104,494	$ 315,728	$ 284,466

Other comprehensive earnings:

Foreign currency translation adjustments, net of tax (expense) benefit of $(4,181), $70, $(9,229) and $(2,160), respectively	24,317	184	52,552	10,938

Comprehensive earnings	$ 133,467	$ 104,678	$ 368,280	$ 295,404

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except for per share amounts)

(Unaudited)

ASSETS	Sept. 30, 2007	Dec. 31, 2006
CURRENT ASSETS
Cash and cash equivalents	$ 89,366	$ 348,471
Marketable securities at cost,
which approximates market value	19,833	12,827
Accounts receivable (less allowances for doubtful
accounts of $21,204 and $18,801, respectively)	674,787	566,607
Inventories	889,166	827,254
Prepaid expenses and other assets	51,861	58,804
Deferred income taxes	53,705	48,123
Total current assets	1,778,718	1,862,086

PROPERTY, BUILDINGS AND EQUIPMENT	1,961,920	1,827,104
Less accumulated depreciation and amortization	1,101,285	1,034,169
Property, buildings and equipment – net	860,635	792,935

DEFERRED INCOME TAXES	60,644	48,793

INVESTMENT IN UNCONSOLIDATED ENTITY	9,164	8,492

GOODWILL	232,498	210,671

OTHER ASSETS AND INTANGIBLES – NET	118,286	123,111

TOTAL ASSETS	$ 3,059,945	$ 3,046,088

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands of dollars, except for per share amounts)

(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY	Sept. 30, 2007	Dec. 31, 2006

CURRENT LIABILITIES
Short-term debt	$ 144,214	$ –
Current maturities of long-term debt	4,590	4,590
Trade accounts payable	377,315	334,820
Accrued compensation and benefits	151,238	140,141
Accrued contributions to employees’
profit sharing plans	94,044	113,014
Accrued expenses	94,613	106,681
Income taxes payable	11,493	7,077
Total current liabilities	877,507	706,323

LONG-TERM DEBT (less current maturities)	4,895	4,895

DEFERRED INCOME TAXES	24,590	6,235

ACCRUED EMPLOYMENT-RELATED BENEFITS	168,717	151,020

SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	–	–
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,657,938 shares	54,829	54,829
Additional contributed capital	527,065	513,667
Retained earnings	3,239,438	3,007,606
Unearned restricted stock compensation	(58,759)	(35,213)
Accumulated other comprehensive earnings	55,983	3,431
Treasury stock, at cost – 30,413,742 and 25,590,311 shares, respectively	(1,834,320)	(1,366,705)

Total shareholders' equity	1,984,236	2,177,615

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 3,059,945	$ 3,046,088

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	Nine Months Ended Sept. 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$ 315,728	$ 284,466
Provision for losses on accounts receivable	7,824	3,047
Deferred income taxes	(7,437)	1,410
Depreciation and amortization:
Property, buildings and equipment	75,113	71,568
Capitalized software and other intangibles	18,486	12,804
Stock-based compensation	28,988	27,380
Tax benefit of stock incentive plans	2,820	4,624
Net gains on sales of property, buildings and equipment	(5,433)	(7,673)
Gain on sale of unconsolidated entity	–	(2,291)
(Income) from unconsolidated entities	(353)	(2,549)
Change in operating assets and liabilities – net of business acquisitions:
(Increase) in accounts receivable	(105,145)	(92,428)
(Increase) decrease in inventories	(39,532)	24,357
Decrease in prepaid expenses and other assets	7,410	7,608
Increase in trade accounts payable	39,188	22,460
(Decrease) in other current liabilities	(16,324)	(44,580)
Increase (decrease) in current income taxes payable	3,598	(7,333)
Increase in accrued employment-related benefits	17,697	12,314
Other – net	(4,876)	(2,202)

Net cash provided by operating activities	337,752	312,982

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment – net of dispositions	(128,744)	(85,561)
Additions to capitalized software	(5,726)	(5,167)
Cash paid for business acquisitions	(4,684)	(13,859)
Proceeds from sale of marketable securities	12,765	–
Purchase of marketable securities	(17,079)	(13,062)
Proceeds from sale of unconsolidated entity	–	27,413
Other – net	(405)	(1,714)

Net cash used in investing activities	(143,873)	(91,950)

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands of dollars)

(Unaudited)

	Nine Months Ended Sept. 30,
	2007	2006
CASH FLOWS FINANCING ACTIVITIES:
Net increase in short-term debt	$ 144,428	$ –
Stock options exercised	103,465	47,251
Excess tax benefits from stock-based compensation	27,050	5,954
Purchase of treasury stock	(647,293)	(319,163)
Cash dividends paid	(84,766)	(73,136)

Net cash used in financing activities	(457,116)	(339,094)

Exchange rate effect on cash and cash equivalents	4,132	522

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(259,105)	(117,540)

Cash and cash equivalents at beginning of year	348,471	544,894

Cash and cash equivalents at end of period	$ 89,366	$ 427,354

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

During the nine months ended September 30, 2007, the Company recognized an additional $2.4 million of income tax expense for the current year positions partially offset by a $2.1 million reduction related to prior periods. The current year expense includes $0.4 million for interest and penalties. The Company recognizes interest expense and penalties in the provision for income taxes.

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

On May 31, 2007, Lab Safety Supply, Inc. (Lab Safety), a wholly owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of McFeely’s Square Drive Screws (McFeely’s). McFeely’s is a business-to-business direct marketer of specialty fasteners, hardware and tools for the professional woodworking industry. McFeely’s had more than $9 million in sales in 2006. The purchase price and costs of acquisition were $4.7 million in cash and $0.3 million in assumed liabilities. The estimated goodwill recognized in the transaction amounted to $1.2 million and is expected to be fully deductible for tax purposes. The results of McFeely’s are included in the Company’s consolidated results from the date of acquisition. Due to the immaterial nature of this transaction, disclosure of pro forma results were not considered necessary.

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

5.	DIVIDEND

On October 31, 2007, the Company’s Board of Directors declared a quarterly dividend of 35 cents per share, payable December 1, 2007 to shareholders of record on November 12, 2007.

6.	WARRANTY RESERVES

The Company generally warrants the products it sells against defects for one year. For a significant portion of warranty claims, the manufacturer of the product is responsible for the expenses associated with this warranty program. For warranty expenses not covered by the manufacturer, the Company provides a reserve for future costs based on historical experience.

The warranty reserve activity was as follows:

	Nine Months Ended Sept. 30,
	2007	2006
	(In thousands of dollars)

Beginning balance	$ 4,651	$ 3,763
Returns	(9,266)	(8,550)
Provision	8,630	8,762
Ending balance	$ 4,015	$ 3,975

7.	SHORT-TERM DEBT

The increase in short-term debt was primarily the result of short-term borrowings used to fund an accelerated share repurchase program in August 2007. At September 30, 2007, there was commercial paper outstanding of $133.9 million. Refer to Note 8 for further discussion of the Company’s share repurchase program.

In June 2007, the Company entered into a revolving short-term line of credit related to Grainger China LLC. The maximum loan amount of the line of credit is US$21.0 million or the equivalent Chinese Renminbi. Grainger China LLC utilizes the line of credit to meet its business expansion and operating needs. As of September 30, 2007, US$10.3 million of the line of credit had been utilized.

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8.	REPURCHASE OF COMMON STOCK

On August 17, 2007, the Company’s Board of Directors authorized the restoration of the share repurchase program to 10 million shares. The program, which has no stated expiration date, replaced the existing 10 million share program that was authorized in October 2006. A total of 4,010,200 shares had been acquired under the prior program.

On August 20, 2007, the Company entered into an accelerated share repurchase (ASR) agreement with Goldman, Sachs & Co. (Goldman) to purchase $500 million of its outstanding common stock. The Company paid Goldman $500 million on August 23, 2007 in exchange for an initial delivery of 5,316,007 shares. The exact number of shares bought back will be determined at the conclusion of the agreement, which could take up to eight months to complete. At the end of this period, the Company may receive from or be required to pay to Goldman a price adjustment based upon the volume weighted average price of the Company’s shares during the purchase period. The price adjustment, if any, may be settled, at the Company's option, in shares of its common stock or cash. Grainger does not expect to make any additional share repurchases until the ASR is complete. The Company estimates the ASR will have a benefit of $0.01 per share for the remainder of 2007.

9.	EMPLOYEE BENEFITS

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

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands of dollars)

Service cost	$ 2,714	$ 2,434	$ 8,142	$ 7,302
Interest cost	2,243	1,900	6,730	5,700
Expected return on assets	(1,012)	(697)	(3,037)	(2,092)
Amortization of transition asset	(36)	(36)	(107)	(108)
Amortization of unrecognized losses	523	726	1,570	2,178
Amortization of prior service cost	(109)	(214)	(328)	(643)
Net periodic benefit costs	$ 4,323	$ 4,113	$ 12,970	$ 12,337

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company has established a Group Benefit Trust to fund the plan and process benefit payments. The funding of the trust is an estimated amount, which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended. There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC. During the three and nine months ended September 30, 2007, the Company contributed $0.5 million and $1.6 million, respectively, to the trust.

10.	SEGMENT INFORMATION

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

Three Months Ended September 30, 2007
	Grainger Branch-based	Acklands – Grainger Branch-based	Lab Safety	Total
(In thousands of dollars)
Total net sales	$ 1,385,278	$ 163,519	$ 111,199	$ 1,659,996
Intersegment net sales	(487)	–	(917)	(1,404)
Net sales to external customers	$ 1,384,791	$ 163,519	$ 110,282	$ 1,658,592

Segment operating earnings	$ 173,115	$ 10,243	$ 14,213	$ 197,571

Three Months Ended September 30, 2006
	Grainger Branch-based	Acklands – Grainger Branch-based	Lab Safety	Total
(In thousands of dollars)
Total net sales	$ 1,274,219	$ 141,586	$ 104,671	$ 1,520,476
Intersegment net sales	(329)	–	(648)	(977)
Net sales to external customers	$ 1,273,890	$ 141,586	$ 104,023	$ 1,519,499

Segment operating earnings	$ 149,260	$ 5,122	$ 13,625	$ 168,007

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Nine Months Ended September 30, 2007
	Grainger Branch-based	Acklands – Grainger Branch-based	Lab Safety	Total
(In thousands of dollars)
Total net sales	$ 4,014,522	$ 464,851	$ 330,653	$ 4,810,026
Intersegment net sales	(1,211)	–	(2,554)	(3,765)
Net sales to external customers	$ 4,013,311	$ 464,851	$ 328,099	$ 4,806,261

Segment operating earnings	$ 505,027	$ 29,710	$ 43,191	$ 577,928

Nine Months Ended September 30, 2006
	Grainger Branch-based	Acklands – Grainger Branch-based	Lab Safety	Total
(In thousands of dollars)
Total net sales	$ 3,684,934	$ 427,528	$ 311,823	$ 4,424,285
Intersegment net sales	(989)	–	(1,800)	(2,789)
Net sales to external customers	$ 3,683,945	$ 427,528	$ 310,023	$ 4,421,496

Segment operating earnings	$ 433,923	$ 12,070	$ 42,324	$ 488,317

	Grainger Branch-based	Acklands – Grainger Branch-based	Lab Safety	Total
Segment assets:	(In thousands of dollars)
September 30, 2007	$ 2,098,756	$ 491,433	$ 212,533	$ 2,802,722

December 31, 2006	$ 1,938,270	$ 394,707	$ 215,515	$ 2,548,492

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Following are reconciliations of segment information with the consolidated totals per the financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating earnings:	(In thousands of dollars)
Total operating earnings for reportable segments	$ 197,571	$ 168,007	$ 577,928	$ 488,317
Unallocated expenses and eliminations	(23,239)	(16,694)	(74,436)	(58,043)
Total consolidated operating earnings	$ 174,332	$ 151,313	$ 503,492	$ 430,274

	September 30, 2007	December 31, 2006
Assets:	(In thousands of dollars)
Total assets for reportable segments	$ 2,802,722	$ 2,548,492
Unallocated assets	257,223	497,596
Total consolidated assets	$ 3,059,945	$ 3,046,088

Unallocated expenses and unallocated assets primarily relate to the Company headquarters’ support services, which are not part of any business segment. Unallocated expenses include payroll and benefits, depreciation and other costs associated with headquarters-related support services. The unallocated expense increase was primarily driven by payroll and benefits due to increased incentive compensation as a result of the Company’s performance. Unallocated assets include non-operating cash and cash equivalents, certain prepaid expenses and property, buildings and equipment – net. The decrease in unallocated assets was primarily driven by the decrease in non-operating cash and cash equivalents primarily related to the Company’s ongoing share repurchase program.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Item 2.

Overview

General

Grainger is the leading broad-line supplier of facilities maintenance and other related products in North America. Grainger distributes a wide range of products used by businesses and institutions to keep their facilities and equipment up and running. Grainger uses a multichannel business model to provide customers with a range of options for finding and purchasing products through a network of branches, sales representatives, direct marketing including catalogs, and a variety of electronic and Internet channels. Grainger serves customers through a network of more than 600 branches, 18 distribution centers and multiple Web sites.

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

Business Environment

Several economic factors and industry trends shape Grainger’s business environment. Grainger’s sales tend to correlate positively with production growth, particularly manufacturing output, as well as employment growth, particularly non-farm payrolls. According to the Federal Reserve, overall industrial production increased 1.9% from September 2006 to September 2007. Manufacturing output increased 1.6% from September 2006 to September 2007, although manufacturing employment levels declined approximately 1.6%. Non-farm employment levels grew 1.2% from September 2006 to September 2007. Grainger’s sales to manufacturing customers continue to show improvement over the prior year, though at a slower rate. Current economic growth projections for 2007 industrial production and GDP are 2.1% and 2.0%, respectively.

For the first nine months of 2007, the Company had $142.7 million of capital expenditures, of which $62.4 million related to its U.S. market expansion program. The Company expects to complete its investments in the U.S. market expansion program in 2008.

The Company continues to look for ways of improving its productivity and efficiency. During the fourth quarter of 2007, the Company identified up to 125 positions in information technology that can be eliminated. As a result, the Company anticipates incurring up to a $6 million charge in the fourth quarter of 2007 and reducing costs of up to $12 million in 2008.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability

Grainger’s operating results for the first nine months of 2007 include the operating results of the acquisitions made by Lab Safety in 2007 and late 2006. Since the respective acquisition dates, those results have been included in the Lab Safety segment. See Note 3 to the Condensed Consolidated Financial Statements and Segment Analysis in the following Management’s Discussion and Analysis.

There was a lower tax rate in the three and nine months ended September 30, 2006 as a result of a 2004 tax audit settlement. The Company benefited $8.5 million or $0.09 per share from the settlement in the three and nine months ended September 30, 2006.

Results of Operations – Three Months Ended September 30, 2007

The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Three Months Ended September 30,
	Items in Condensed Consolidated Statements of Earnings
	As a Percent of Net Sales		Percent Increase (Decrease)
	2007	2006
Net sales	100.0%	100.0%	9.2%
Cost of merchandise sold	60.2	60.6	8.5
Gross profit	39.8	39.4	10.1
Operating expenses	29.3	29.5	8.4
Operating earnings	10.5	9.9	15.2
Other income	0.2	0.4	(48.1)
Income taxes	4.1	3.4	30.1
Net earnings	6.6	6.9	4.5

Grainger’s net sales of $1,658.6 million for the third quarter of 2007 increased 9.2% compared with sales of $1,519.5 million for the comparable 2006 quarter. Third quarter 2007 sales benefited from ongoing strategic initiatives such as market expansion and product line expansion. Partially offsetting these improvements was the negative effect of the wind-down of low margin integrated supply contracts. An increase in net sales was realized in all three segments of the business.

The gross profit margin improved 0.4 percentage point to 39.8% in the third quarter of 2007 from 39.4% in the comparable period of 2006. The primary driver of the gross profit margin improvement was positive inflation recovery, partially offset by unfavorable customer category mix.

Operating expenses of $485.3 million for the third quarter of 2007 increased 8.4%. Expenses grew at a slower rate than sales due to lower severance costs and to reduced contract labor costs associated with the Company’s system installation in 2006.

Operating earnings for the third quarter of 2007 totaled $174.3 million, an increase of 15.2% over the third quarter of 2006. This earnings improvement exceeded the sales growth rate due to an improved gross profit margin and operating expenses which grew at a slower rate than sales.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Net earnings for the third quarter of 2007 increased by 4.5% to $109.1 million from $104.5 million in 2006. The growth in net earnings for the quarter primarily resulted from the improvement in operating earnings, partially offset by lower interest income and higher income taxes versus 2006. Diluted earnings per share of $1.29 in the third quarter of 2007 were 11.2% higher than the $1.16 for the third quarter of 2006. This improvement was higher than the percentage increase for net earnings due to the effect of the Company’s share repurchase program. The 2006 third quarter included an $8.5 million or $0.09 per share benefit from the settlement of a 2004 tax audit. Excluding this benefit, net earnings increased 13.7% and diluted earnings per share increased 20.6% percent for the 2007 third quarter.

Segment Analysis

The following comments at the segment level refer to external and intersegment net sales. Comments at the business unit level include external and inter- and intrasegment net sales. See Note 10 to the Condensed Consolidated Financial Statements.

Grainger Branch-based

Net sales were $1,385.3 million for the third quarter of 2007, an increase of $111.1 million, or 8.7%, when compared with net sales of $1,274.2 million for the same period in 2006.

Sales in the United States were up 8.6%, with growth in all customer end markets, led by the government and commercial sectors. The wind-down of the Company’s low margin integrated supply contracts reduced sales growth by approximately 1 percentage point. The sales growth benefited from the Company’s two strategic initiatives: market expansion and product line expansion.

Market expansion contributed approximately 1 percentage point to the sales growth for the segment. Results for the market expansion program were as follows:

	2007 Third Quarter
	Sales Increase	Percent Complete
Phase 1 (Atlanta, Denver, Seattle)	16%	100%
Phase 2 (Four markets in Southern California)	7%	100%
Phase 3 (Houston, St. Louis, Tampa)	14%	95%
Phase 4 (Baltimore, Cincinnati, Kansas City, Miami, Philadelphia, Washington D.C.)	8%	95%
Phase 5 (Dallas, Detroit, New York City, Phoenix)	8%	75%

Work on the last phase, Phase 6 (Chicago, Minneapolis, Pittsburgh and San Francisco), is expected to be completed in 2008.

Product line expansion contributed approximately 3 percentage points to the sales growth for the segment. Over the past two years, the Company has added approximately 70,000 new products in the plumbing, fastener, material handling and security product lines as part of its ongoing product line expansion initiative.

Sales in Mexico increased 24.3% in the third quarter of 2007 versus 2006. In local currency, sales were up 24.5% driven primarily by the ongoing branch expansion program and an improved economy.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The segment gross profit margin increased 0.2 percentage point in the 2007 quarter over the comparable quarter of 2006, primarily driven by positive inflation recovery, partially offset by unfavorable selling mix.

Operating expenses in this segment were up 6.6% in the third quarter of 2007. Expenses grew at a slower rate than sales due to lower severance costs and to reduced contract labor costs associated with the Company’s system installation in 2006.

For the segment, operating earnings of $173.1 million for the third quarter of 2007 increased 16.0% over the $149.3 million for the third quarter of 2006. This earnings improvement exceeded the sales growth rate due to an improved gross profit margin and operating expenses which grew at a slower rate than sales.

Acklands – Grainger Branch-based

Net sales at Acklands – Grainger were $163.5 million for the third quarter of 2007, an increase of $21.9 million, or 15.5%, when compared with $141.6 million for the same period in 2006. In local currency, sales increased 7.7% due to stronger sales in the mining and oil and gas industries, partially offset by weakness in the forestry and manufacturing industries.

The gross profit margin increased 1.8 percentage points in the 2007 quarter over the third quarter of 2006. The improvement in the gross profit margin was primarily due to positive inflation recovery and higher supplier funding.

Operating expenses were up 12.4% in the third quarter of 2007. Expenses grew at a slower rate than sales due to operating expense leverage, the result of improved cost management.

Operating earnings of $10.2 million for the third quarter of 2007 were up $5.1 million or 100%. This earnings improvement exceeded the sales growth rate due to an improved gross profit margin and operating expenses which grew at a slower rate than sales.

Lab Safety

Net sales at Lab Safety were $111.2 million for the third quarter of 2007, an increase of $6.5 million, or 6.2%, when compared with $104.7 million for the same period in 2006. Sales from acquisitions made during 2007 and late 2006 contributed approximately 7 percentage points to the growth.

The gross profit margin decreased 0.2 percentage point in the third quarter of 2007 from the third quarter of 2006. Gross profit margin was down as a result of increased freight costs and unfavorable selling and product mix, partially offset by positive inflation recovery.

Operating expenses were up 6.5% in the quarter primarily driven by higher acquisitions costs and higher benefits due to increased healthcare costs.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Operating earnings of $14.2 million for the third quarter of 2007 increased 4.3% over the same period in 2006. This earnings improvement was less than the sales growth rate due to a lower gross profit margin and operating expenses which grew at a slightly faster rate than sales.

Other Income and Expense

Other income and expense was income of $2.9 million in the third quarter of 2007 compared with $5.5 million in the third quarter of 2006. This decrease was primarily attributable to lower interest income in 2007.

Income Taxes

Grainger’s effective tax rate was 38.4% and 33.4% for the third quarter of 2007 and 2006, respectively. The third quarter rate of 2006 includes the benefit from the settlement of a 2004 tax audit, which increased earnings $8.5 million or $0.09 per share. Excluding this benefit and the effect of equity in income of unconsolidated entities, which is recorded net of tax, the effective income tax rate was 38.5% for the third quarter of 2007 and 38.9% for the third quarter of 2006. The full year 2006 rate was 36.4% and benefited from the resolution of uncertainties related to the audit of the 2004 tax year and from a reduction of deferred tax liabilities related to property, buildings and equipment.

Results of Operations – Nine Months Ended September 30, 2007

The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Nine Months Ended September 30,
	Items in Condensed Consolidated Statements of Earnings
	As a Percent of Net Sales		Percent Increase (Decrease)
	2007	2006
Net sales	100.0%	100.0%	8.7%
Cost of merchandise sold	59.8	60.4	7.7
Gross profit	40.2	39.6	10.2
Operating expenses	29.7	29.9	8.0
Operating earnings	10.5	9.7	17.0
Other income	0.2	0.4	(51.1)
Income taxes	4.1	3.7	19.2
Net earnings	6.6	6.4	11.0

Grainger’s net sales of $4,806.3 million for the first nine months of 2007 increased 8.7% compared with sales of $4,421.5 million for the comparable 2006 period. The first nine months sales benefited from ongoing strategic initiatives such as market expansion and product line expansion. Partially offsetting these improvements was the negative effect of the wind-down of low margin integrated supply contracts. An increase in net sales was realized in all three segments of the business.

The gross profit margin for the nine months ended September 30, 2007 improved 0.6 percentage point to 40.2% from 39.6% in the comparable period of 2006. The improvement in the gross profit margin was primarily driven by positive inflation recovery, partially offset by unfavorable selling mix.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Operating expenses of $1,428.7 million for the first nine months of 2007 increased 8.0% over the prior year. Expenses grew at a slower rate than sales due to lower severance costs and to reduced contract labor costs associated with the Company’s system installation in 2006.

Operating earnings for the nine months ended September 30, 2007 totaled $503.5 million, an increase of 17.0% over the first nine months of 2006. This earnings improvement exceeded the sales growth rate due to an improved gross profit margin and operating expenses which grew at a slower rate than sales.

Net earnings for the nine months ended September 30, 2007 increased by 11.0% to $315.7 million from $284.5 million in 2006. The growth in net earnings for the nine months ended September 30, 2007 primarily resulted from the improvement in operating earnings, partially offset by lower interest income and no counterpart to a gain on the sale of Acklands – Grainger’s interest in the USI-AGI Prairies joint venture in 2006. Diluted earnings per share of $3.67 in the first nine months of 2007 were 18.0% higher than the $3.11 for the first nine months of 2006. This improvement was higher than the percentage increase for net earnings due to the effect of the Company’s share repurchase program. In addition, the first nine months of 2006 included an $8.5 million or $0.09 per share benefit from the settlement of a 2004 tax audit. Excluding this benefit, net earnings increased 14.4% and diluted earnings per share increased 21.5% percent for the first nine months of 2007.

Segment Analysis

The following comments at the segment level refer to external and intersegment net sales. Comments at the business unit level include external and inter- and intrasegment net sales. See Note 10 to the Condensed Consolidated Financial Statements.

Grainger Branch-based

Net sales were $4,014.5 million for the first nine months of 2007, an increase of $329.6 million, or 8.9%, when compared with net sales of $3,684.9 million for the first nine months of 2006.

Sales in the United States were up 8.9%, with growth in all customer end markets, led by the government and commercial sectors. The wind-down of the Company’s low margin integrated supply contracts reduced sales growth by approximately 1 percentage point. The sales growth benefited from the Company’s two strategic initiatives: market expansion and product line expansion.

Market expansion contributed approximately 2 percentage points to the sales growth for the segment. Results for the market expansion program were as follows:

	2007 Year-to-Date
	Sales Increase	Percent Complete
Phase 1 (Atlanta, Denver, Seattle)	14%	100%
Phase 2 (Four markets in Southern California)	6%	100%
Phase 3 (Houston, St. Louis, Tampa)	13%	95%
Phase 4 (Baltimore, Cincinnati, Kansas City, Miami, Philadelphia, Washington D.C.)	10%	95%
Phase 5 (Dallas, Detroit, New York City, Phoenix)	9%	75%

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Work on the last phase, Phase 6 (Chicago, Minneapolis, Pittsburgh and San Francisco), is expected to be completed in 2008.

Product line expansion contributed approximately 2 percentage points to the sales growth for the segment. Over the past two years, the Company has added approximately 70,000 new products in the plumbing, fastener, material handling and security product lines as part of its ongoing product line expansion initiative.

Sales in Mexico increased 23.5% in the first nine months of 2007 versus 2006. In local currency, sales were up 23.8% driven by the ongoing branch expansion program and an improved economy.

The segment gross profit margin increased 0.5 percentage point in the first nine months of 2007 over the comparable 2006 period, driven by positive inflation recovery, partially offset by unfavorable selling mix.

Operating expenses in this segment were up 7.6% in the first nine months of 2007. Expenses grew at a slower rate than sales due to lower severance costs and to reduced contract labor costs associated with the Company’s system installation in 2006.

For the segment, operating earnings of $505.0 million for the first nine months of 2007 increased 16.4% over the $433.9 million for the first nine months of 2006. This earnings improvement exceeded the sales growth rate due to an improved gross profit margin and operating expenses which grew at a slower rate than sales.

Acklands – Grainger Branch-based

Net sales at Acklands – Grainger were $464.9 million for the first nine months of 2007, an increase of $37.4 million, or 8.7%, when compared with $427.5 million for the same period in 2006. In local currency, sales increased 5.8% due to stronger sales in the construction, mining, and oil and gas sectors, partially offset by weakness in the forestry and manufacturing sectors.

The gross profit margin increased 2.1 percentage points in the first nine months of 2007 over the first nine months of 2006. The improvement in the gross profit margin was primarily due to positive inflation recovery and higher supplier funding, partially offset by higher freight costs.

Operating expenses were up 3.7% in the first nine months of 2007. Expenses grew at a slower rate than sales due to operating expense leverage, the result of improved cost management.

Operating earnings of $29.7 million for the first nine months of 2007 were up $17.6 million or 146%. This earnings improvement exceeded the sales growth rate due to an improved gross profit margin and operating expenses which grew at a slower rate than sales.

Lab Safety

Net sales at Lab Safety were $330.7 million for the first nine months of 2007, an increase of $18.9 million, or 6.0%, when compared with $311.8 million for the same period in 2006. Sales from the acquisitions made during 2007 and late 2006 contributed approximately 7 percentage points to the growth.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The gross profit margin decreased 0.5 percentage point in the first nine months of 2007 over the first nine months of 2006. Gross profit margin was down as a result of increased freight costs and unfavorable selling and product mix, partially offset by positive inflation recovery.

Operating expenses were 6.0% higher in the first nine months of 2007 primarily driven by higher acquisitions costs.

Operating earnings of $43.2 million for the first nine months of 2007 were up 2.0% over 2006. This earnings improvement was less than the sales growth rate primarily due to a lower gross profit margin.

Other Income and Expense

Other income and expense was income of $9.7 million in the first nine months of 2007 compared with $19.8 million in the first nine months of 2006. This decrease was primarily attributable to lower interest income in 2007 and no counterpart to a gain on the sale of Acklands – Grainger’s interest in the USI-AGI Prairies joint venture in 2006. In addition, there was a decrease in earnings on equity of unconsolidated entities in 2007 versus 2006 primarily driven by the absence of earnings relating to the sale of the joint venture.

Income Taxes

Grainger’s effective tax rate was 38.5% and 36.8% for the first nine months of 2007 and 2006, respectively. The rate for the first nine months of 2006 includes the benefit from the settlement of a 2004 tax audit, which increased earnings $8.5 million or $0.09 per share. Excluding this benefit and the effect of equity in income of unconsolidated entities, which is recorded net of tax, the effective income tax rate was 38.5% for the first nine months of 2007 and 38.9% for 2006. The full year 2006 rate was 36.4% and benefited from the resolution of uncertainties related to the audit of the 2004 tax year and from a reduction of deferred tax liabilities related to property, buildings and equipment.

Financial Condition

For the nine months ended September 30, 2007, working capital of $901.2 million decreased by $254.6 million when compared to $1,155.8 million at December 31, 2006. The ratio of current assets to current liabilities was 2.0 at September 30, 2007, versus 2.6 at December 31, 2006. The decrease in working capital and reduction in the ratio of current assets to current liabilities primarily relates to the decrease in cash and cash equivalents as a result of the Company’s share repurchase program.

Net cash provided by operating activities was $337.8 million and $313.0 million for the nine months ended September 30, 2007 and 2006, respectively. Net cash flows from operating activities serve as the Company’s primary source to fund its growth initiatives. Contributing to cash flows from operations were net earnings in the first nine months ended September 30, 2007 of $315.7 million and the change in non-cash items such as stock-based compensation, and depreciation and amortization. Partially offsetting these amounts were Changes in operating assets and liabilities – net of business acquisitions, which resulted in a net use of cash of $93.1 million for the first nine months of 2007. The principal operating uses of cash were increases in accounts receivable and inventory, as well as a reduction of other current liabilities. The increase in receivables was due to a higher

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

sales volume. The increase in inventories was due to the product line expansion initiative and higher inventories to improve customer service through better product availability. Other current liabilities declined primarily due to the timing of annual cash payments for profit sharing and bonuses. Partially offsetting these uses in cash was an increase in trade accounts payable.

Net cash used in investing activities was $143.9 million and $92.0 million for the nine months ended September 30, 2007 and 2006, respectively. In the first nine months of 2007, Grainger continued funding the Company’s market expansion initiative and acquired the McFeely’s business. Cash expended for additions to property, buildings, equipment and capitalized software was $143.5 million in the first nine months of 2007 versus $102.3 million in the first nine months of 2006. The first nine months of 2006 included the sale of Acklands – Grainger’s interest in the USI-AGI Prairies joint venture for $27.4 million in cash.

Net cash used in financing activities was $457.1 million and $339.1 million for the nine months ended September 30, 2007 and 2006, respectively. Grainger’s treasury stock purchases of $647.3 million were $328.1 million higher in the first nine months of 2007 versus 2006, as Grainger repurchased 7.1 million shares compared to 4.7 million shares in the first nine months of 2006. As of September 30, 2007, approximately 4.7 million shares of common stock remained available under Grainger’s repurchase authorization. See Note 8 to the Condensed Consolidated Financial Statements for further discussion of the Company’s accelerated share repurchase program. Dividends paid to shareholders were $84.8 million and $73.1 million for the first nine months of 2007 and 2006, respectively. Partially offsetting these financing cash outlays were proceeds and excess tax benefits realized from stock options exercised of $130.5 million in 2007 versus $53.2 million in 2006.

Grainger maintains a debt ratio and liquidity position that provide flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit. Total debt as a percent of total capitalization was 7.2% at September 30, 2007 and 0.4% at December 31, 2006. The increase in total debt as a percent of total capitalization was primarily the result of short-term borrowings used to fund an accelerated share repurchase program. See Note 8 to the Condensed Consolidated Financial Statements for further discussion of the Company’s share repurchase program.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Grainger’s internal control over financial reporting that occurred during the third quarter, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

W.W. Grainger, Inc. and Subsidiaries

PART II – OTHER INFORMATION

Items 1, 1A, 3, 4 and 5 not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – Third Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

July 1 – July 31	-	-	-	5,989,800	shares

Aug. 1 – Aug. 31	5,316,007	$84.65 (D)	5,316,007	4,683,993	shares

Sept. 1 – Sept. 30	-	-	-	4,683,993	shares

Total	5,316,007	$84.65	5,316,007

(A)	There were no shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.
(B)

Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs. Activity is reported on a trade date basis.

(C)

During the first six months of 2007, purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors on October 16, 2006. A total of 4,010,200 shares were acquired under this authorization. Effective August 17, 2007 the Board of Directors granted authority to restore the repurchase program to 10 million shares.

On August 20, 2007, Grainger announced that it entered into an accelerated share repurchase (ASR) agreement with Goldman, Sachs & Co. (Goldman) to purchase $500 million of its outstanding common stock. Grainger paid Goldman $500 million on August 23, 2007 in exchange for an initial delivery of 5,316,007 shares. At the conclusion of the ASR, Grainger may receive additional shares or be required to pay additional shares of its common stock or cash (at Grainger’s option), based on the volume-weighted average price during the term of the agreement. The ASR will conclude in April 2008, although in certain circumstances the termination date may be accelerated at Goldman’s option.

(D)	Represents the initial purchase price paid for shares repurchased under the ASR and is subject to adjustment as described in (C) above and Note 8 to the Condensed Consolidated Financial Statements.

W.W. Grainger, Inc. and Subsidiaries

Item 6. Exhibits
(a)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)
	(10)	Material Contract
	(11)	Computations of Earnings per Share
	(31)	Rule 13a – 14(a)/15d – 14(a) Certifications
		(a)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
		(b)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(32)	Section 1350 Certifications
		(a)	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
		(b)	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. Grainger, Inc.
(Registrant)
Date: November 1, 2007	By:	/s/ P. O. Loux
P. O. Loux, Senior Vice President, Finance and Chief Financial Officer
Date: November 1, 2007	By:	/s/ R. L. Jadin
R. L. Jadin, Vice President and Controller