Form 10-K
period 2007-12-31
GRAINGER W W INC
filed 2008-02-27
CIK 277135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	No	X

The aggregate market value of the voting common equity held by nonaffiliates of the registrant was $6,823,136,530 as of the close of trading as reported on the New York Stock Exchange on June 30, 2007. The Company does not have nonvoting common equity.

The registrant had 78,963,866 shares of common stock outstanding as of January 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the annual meeting of shareholders of the registrant to be held on April 30, 2008, are incorporated by reference into Part III hereof.

TABLE OF CONTENTS

PART I
		Page(s)

Item 1:	BUSINESS	3-5
	THE COMPANY	3
	GRAINGER BRANCH-BASED	3-4
	INDUSTRIAL SUPPLY	3-4
	MEXICO	4
	CHINA	4
	ACKLANDS – GRAINGER BRANCH-BASED	4
	LAB SAFETY	4
	INDUSTRY SEGMENTS	5
	COMPETITION	5
	EMPLOYEES	5
	WEB SITE ACCESS TO COMPANY REPORTS	5
Item 1A:	RISK FACTORS	5-6
Item 1B:	UNRESOLVED STAFF COMMENTS	6
Item 2:	PROPERTIES	6-7
Item 3:	LEGAL PROCEEDINGS	7
Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	7
Executive Officers		8
PART II
Item 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	8-10
Item 6:	SELECTED FINANCIAL DATA	10
Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10-21
Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22
Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	22
Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	22
Item 9A:	CONTROLS AND PROCEDURES	22
Item 9B:	OTHER INFORMATION	22
PART III
Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	23
Item 11:	EXECUTIVE COMPENSATION	23
Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	23
Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	23
Item 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES	23
PART IV
Item 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	23-24
Signatures		25
Certifications		65-68

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

Grainger has internal business support functions which provide coordination and guidance in the areas of accounting, administrative services, business development, communications, compensation and benefits, employee development, enterprise systems, environmental, finance, health and safety, human resources, insurance and risk management, internal audit, investor relations, legal, real estate and construction services, security, taxes and treasury services. These services are provided in varying degrees to all business units.

Grainger does not engage in basic or substantive product research and development activities. Items are regularly added to and deleted from Grainger’s product lines on the basis of market research, customer demand, recommendations of suppliers, sales volumes and other factors.

Grainger Branch-based

The Grainger Branch-based businesses provide customers with product solutions for facility maintenance and other product needs through logistics networks which are configured for rapid product availability. Grainger offers a broad selection of facility maintenance and other products through local branches, catalogs and the Internet. The more significant businesses in this segment are described below.

Industrial Supply

Industrial Supply offers U.S. businesses and institutions a combination of product breadth, local availability, speed of delivery, detailed product information, simplicity of ordering and competitively priced products. Industrial Supply distributes material handling equipment, safety and security supplies, lighting and electrical products, power and hand tools, pumps and plumbing supplies, cleaning and maintenance supplies and many other items. Its customers range from small and medium-sized businesses to large corporations, governmental entities at local, state and federal levels, and other institutions. During 2007, Industrial Supply completed an average of 92,000 sales transactions daily.

Industrial Supply operates 434 branches located in all 50 states. These branches are located within 20 minutes of the majority of U.S. businesses and serve the immediate needs of their local markets by allowing customers to pick up items directly from the branches.

Branches range in size from small, will-call branches to large master branches. The Grainger Express® will-call locations average 2,200 square feet, do not stock inventory and provide convenient pick-up locations. Branches primarily fulfill counter and will-call needs and provide customer service. Master branches handle counter and will-call customers, and ship to customers for other branches and themselves. In total, branches average 21,000 square feet in size, have 13 employees and handle about 125 transactions per day. In 2007, Industrial Supply opened eight full-size and four will-call branches, relocated 19 branches and expanded or remodeled 29 branches. In 2007, four branches were closed.

Industrial Supply’s distribution network is comprised of nine distribution centers (DCs). Using automated equipment and processes, the DCs handle most of the customer shipping and also replenish branch inventories.

Industrial Supply sells principally to customers in industrial and commercial maintenance departments, service shops, manufacturers, hotels, government, retail organizations, transportation businesses, contractors, and healthcare and educational facilities. Sales transactions during 2007 were made to approximately 1.4 million customers. Approximately 23% of 2007 sales consisted of private label items bearing Grainger’s registered trademarks, including DAYTON® (principally electric motors, heating and ventilation equipment, and liquid pumps), SPEEDAIRE® (air compressors), AIR HANDLER® (air filtration equipment), DEM-KOTE® (spray paints), WESTWARD® (principally hand and power tools), CONDOR™ (safety products) and LUMAPRO® (task and outdoor lighting). Grainger has taken steps to protect these trademarks against infringement and believes that they will remain available for future use in its business. Sales of remaining items generally consisted of products carrying the names of other well-recognized brands.

The Industrial Supply catalog, most recently issued in February 2008, offers almost 183,000 facility maintenance and other products. Approximately 1.8 million copies of the catalog were produced.

Customers can also purchase products through grainger.com. This Web site serves as a prominent service channel for the Industrial Supply division. Customers have access to more than 400,000 products through grainger.com. It is available 24/7, providing real-time product availability, customer-specific pricing, multiple product search capabilities, customer personalization, and links to customer support and the fulfillment system. For large customers interested in connecting to grainger.com through sophisticated purchasing platforms, grainger.com has a universal connection. This technology translates the different data formats used by electronic marketplaces, exchanges, and e-procurement systems and allows these systems to communicate directly with Industrial Supply’s operating platform.

Industrial Supply purchases products for sale from approximately 1,400 suppliers, most of which are manufacturers. No single supplier comprised more than 5% of Industrial Supply’s purchases and no significant difficulty has been encountered with respect to sources of supply.

Through a global sourcing operation, Industrial Supply procures competitively priced, high-quality products produced outside the United States from approximately 230 suppliers. Grainger businesses sell these items primarily under private labels. Products obtained through the global sourcing operation include DAYTON® motors, WESTWARD® tools, LUMAPRO® lighting products and CONDOR™ safety products, as well as products bearing other trademarks.

Mexico

Grainger’s operations in Mexico provide local businesses with facility maintenance and other products from both Mexico and the United States. In 2007, Mexico opened five branches and two master branches bringing their total number of locations to 15. The business ships products to customers as well as fulfills counter and will-call needs. The largest facility, an 85,000 square foot DC, is located outside of Monterrey, Mexico. During 2007, approximately 950 transactions were completed daily. Customers have access to approximately 35,000 products through a Spanish-language catalog or through grainger.com.mx.

China

Grainger operates in China from a 126,000 square foot DC with a showroom located in Shanghai and five surrounding will-call locations. Customers have access to approximately 30,000 products through a Chinese-language catalog or through grainger.com.cn.

Acklands – Grainger Branch-based

Acklands – Grainger is Canada’s leading broad-line distributor of industrial and safety supplies. It serves customers through 153 branches and five DCs across Canada. Acklands – Grainger distributes tools, fasteners, safety supplies, instruments, welding and shop equipment, and many other items. During 2007, approximately 14,000 sales transactions were completed daily. A comprehensive catalog, printed in both English and French, showcases the product line to facilitate customer selection. This catalog, with more than 56,000 products, supports the efforts of account managers and branch personnel throughout Canada. In addition, customers can purchase products through acklandsgrainger.com, a fully bilingual Web site.

Lab Safety

Lab Safety is a direct marketer of safety and other industrial products to U.S. and Canadian businesses. Headquartered in Janesville, Wisconsin, Lab Safety primarily reaches its customers through the distribution of multiple branded catalogs and other marketing materials distributed throughout the year to targeted markets. Brands include LSS, Ben Meadows (forestry), Gempler’s (agriculture), AW Direct (service vehicle accessories), Rand Materials (material handling), Professional Inspection Equipment and Construction Book Express (building and home inspection) and McFeely’s Square Drive Screws (woodworking). Customers can purchase products by telephone, fax or through lss.com and other branded Web sites.

Lab Safety offers extensive product depth, technical support and high service levels. During 2007, Lab Safety issued 13 unique catalogs covering safety supplies, material handling and facility maintenance products, lab supplies, security and other products targeted to specific customer groups. Lab Safety provides access to approximately 163,000 products through its targeted catalogs and distributes products from two DCs.

Industry Segments

Operations are managed and reported in the following three segments: Grainger Branch-based, Acklands – Grainger and Lab Safety. Grainger Branch-based is an aggregation of the following business units: Grainger Industrial Supply, Grainger, S.A. de C.V., Grainger Caribe Inc. and Grainger China LLC. Acklands – Grainger is the Company’s Canadian branch-based distribution business. Lab Safety is a direct marketer of safety and other industrial products. For segment and geographical information and consolidated net sales and operating earnings see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 to the Consolidated Financial Statements.

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

Employees

As of December 31, 2007, Grainger had 18,036 employees, of whom 15,732 were full-time and 2,304 were part-time or temporary. Grainger has never had a major work stoppage and considers employee relations to be good.

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

Item 1A: Risk Factors

The following is a discussion of significant risk factors relevant to Grainger’s business that could adversely affect its financial position or results of operations.

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

Unexpected product shortages could negatively impact customer relationships, resulting in an adverse impact on results of operations. Grainger’s competitive strengths include product selection and availability. Products are purchased from approximately 3,000 key suppliers, no one of which accounts for more than 5% of purchases. Historically, no significant difficulty has been encountered with respect to sources of supply. If Grainger were to experience difficulty in obtaining products, there could be a short-term adverse effect on results of operations and a longer-term adverse effect on customer relationships and Grainger’s reputation. In addition, Grainger has strategic relationships with key vendors. In the event Grainger was unable to maintain those relations, there might be a loss of competitive pricing advantages which could in turn adversely affect results of operations.

A delay in the completion or lower than projected results from Grainger’s multiyear market expansion program could negatively affect anticipated future sales growth. In 2004, Grainger launched a six phase market expansion program in the United States to strengthen its presence in top metropolitan markets and better position itself to serve the local customer. The program is being implemented in these markets in a phased approach. The success of the market expansion program is expected to be a driver of growth in 2008 and beyond. The first phase of the market expansion program was completed in 2005. The second, third and fourth phases of the market expansion program were completed in 2007. Phases five and six were more than 50% complete at December 31, 2007, and are expected to be completed during 2008. A delay in the completion of the program or lower than projected results from the program could negatively impact anticipated future sales growth.

The addition of new product lines could impact future sales growth. Grainger, from time to time, expands the breadth of its offerings by increasing the number of products it distributes. In 2006, Grainger launched a multiyear product line expansion program. The success of the expansion program is expected to be a driver of growth in 2008 and beyond. The success of these expansions will depend on Grainger’s ability to accurately forecast market demand, obtain products from suppliers and effectively integrate these products into the supply chain.

Interruptions in the proper functioning of information systems could disrupt operations and cause unanticipated increases in costs or decreases in revenues, or both. The proper functioning of Grainger’s information systems is critical to the successful operation of its business. Although Grainger’s information systems are protected through physical and software safeguards and remote processing capabilities exist, information systems are still vulnerable to natural disasters, power losses, unauthorized access, telecommunication failures and other problems. If critical information systems fail or are otherwise unavailable, Grainger’s ability to process orders, identify business opportunities, maintain proper levels of inventories, collect accounts receivable, pay expenses and maintain the security of Company and customer data could be adversely affected.

In order to compete, Grainger must attract, retain and motivate key employees, and the failure to do so could have an adverse effect on results of operations. In order to compete and have continued growth, Grainger must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and support positions. Grainger competes to hire employees, and then must train them and develop their skills and competencies. Grainger’s operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs.

Changes in accounting standards, subjective assumptions and estimates used by management related to complex accounting matters could have an adverse effect on results of operations. Generally accepted accounting principles in the United States and related accounting pronouncements, implementation guidance and interpretations with regard to a wide range of matters, such as stock-based compensation, insurance and inventory reserves, income taxes and postretirement healthcare benefits are highly complex and involve many subjective assumptions, estimates and judgments by management. Changes in these rules or their interpretations or changes in underlying assumptions, estimates or judgments by management could significantly change reported results.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

As of December 31, 2007, Grainger’s owned and leased facilities totaled 19,731,000 square feet, an increase of approximately 3% from December 31, 2006. This increase primarily related to the market expansion program. Industrial Supply and Acklands – Grainger accounted for the majority of the total square footage. Industrial Supply facilities are located throughout the United States and Acklands – Grainger facilities are located throughout Canada.

Industrial Supply branches range in size from 1,200 to 109,000 square feet and average approximately 21,000 square feet. Most are located in or near major metropolitan areas with many located in industrial parks. Typically, a branch is on one floor, consists primarily of warehouse space, sales areas and offices and has off-the-street parking for customers and employees. Grainger believes that its properties are generally in good condition and well maintained.

A brief description of significant facilities follows:

Location	Facility and Use (6)	Size in Square Feet (in 000’s)
United States (1)	434 Industrial Supply branch locations	9,686
United States (2)	Nine Distribution Centers	5,100
United States (3)	Four Lab Safety facilities	826
International (4)	Other facilities	628
Canada (5)	164 Acklands – Grainger facilities	2,164
Chicago Area	Headquarters and General Offices	1,327
	Total Square Feet	19,731

(1)	Industrial Supply branches consist of 285 owned and 149 leased properties and other properties under construction.

Most leases expire between 2008 and 2017.

(2)	These facilities are all owned.
(3)	Lab Safety facilities consist of general offices and a distribution center which are owned, one leased office facility, one leased storage facility and one leased distribution center.

(4)	Other facilities include owned and leased locations for Puerto Rico, Mexico and China.
(5)	Acklands – Grainger facilities consist of general offices, distribution centers and branches, of which 55 are owned and

109 leased.

(6)	Owned facilities are not subject to any mortgages.

Item 3: Legal Proceedings

Grainger has been named, along with numerous other nonaffiliated companies, as a defendant in litigation in various states involving asbestos and/or silica. These lawsuits typically assert claims of personal injury arising from alleged exposure to asbestos and/or silica as a consequence of products purportedly distributed by Grainger. As of January 14, 2008, Grainger is named in cases filed on behalf of approximately 2,800 plaintiffs in which there is an allegation of exposure to asbestos and/or silica.

Grainger has denied, or intends to deny, the allegations in all of the above-described lawsuits. In 2007, lawsuits relating to asbestos and/or silica and involving approximately 250 plaintiffs were dismissed with respect to Grainger, typically based on the lack of product identification. If a specific product distributed by Grainger is identified in any of these lawsuits, Grainger would attempt to exercise indemnification remedies against the product manufacturer. In addition, Grainger believes that a substantial number of these claims are covered by insurance. Grainger is engaged in active discussions with its insurance carriers regarding the scope and amount of coverage. While Grainger is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on Grainger’s consolidated financial position or results of operations.

Grainger is a party to a contract with the United States General Services Administration (the “GSA”) first entered into in 1999 and subsequently extended in 2004. The GSA contract has been the subject of an ongoing audit performed by the GSA’s Office of the Inspector General (the “OIG”) and Grainger has previously responded to subpoenas issued by the OIG in connection with its audit. In December of 2007, Grainger received a letter from the Justice Department’s Commercial Litigation Branch of the Civil Division suggesting that Grainger had not complied with the GSA contract’s disclosure obligations and pricing provisions, and had potentially overcharged government customers under the contract. On January 29, 2008, the Justice Department intervened in a civil “qui tam” action previously filed under seal by a former employee of Grainger in the U. S. District Court for the Eastern District of Wisconsin relating to the GSA contract. The complaint alleges that Grainger failed to comply with the pricing provisions of the GSA contract and that sales made by Grainger pursuant to the contract violated the Buy American Act and Trade Agreement Act. The complaint seeks various remedies including treble damages, statutory penalties and disgorgement of profits. Although Grainger believes that it has complied with the GSA contract in all material respects, it is unable, at this time, to predict the outcome of this matter.

In addition to the foregoing, from time to time Grainger is involved in various other legal and administrative proceedings that are incidental to its business, including claims relating to product liability, general negligence, environmental issues, employment, intellectual property and other matters. As a government contractor, from time to time Grainger is also subject to governmental or regulatory inquiries or audits or other proceedings, including those related to pricing compliance and Trade Agreement Act compliance. It is not expected that the ultimate resolution of any of these matters will have, either individually or in the aggregate, a material adverse effect on Grainger’s consolidated financial position or results of operations.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

Executive Officers

Following is information about the Executive Officers of Grainger including age as of February 27, 2008. Executive Officers of Grainger generally serve until the next annual election of officers, or until earlier resignation or removal.

Name and Age	Positions and Offices Held and Principal Occupations and Employment During the Past Five Years
Court D. Carruthers (35)

Senior Vice President, a position assumed in 2007, and President of Acklands -Grainger Inc., a position assumed in 2006. Prior to assuming the last-mentioned position, Mr. Carruthers served as Vice President, National Accounts and Sales of Acklands - Grainger Inc.

Y. C. Chen (60)

President, Grainger Industrial Supply, a position assumed in 2007. Mr. Chen had previously been the Company’s Group President, a position assumed in 2006 after serving as Senior Vice President, Supply Chain Management, a position assumed in 2003.

Nancy A. Hobor (61)	Senior Vice President, Communications and Investor Relations, a position assumed in 1999.

John L. Howard (50)	Senior Vice President and General Counsel, a position assumed in 2000.

Ronald L. Jadin (47)	Vice President and Controller, a position assumed in 2006 after serving as Vice President, Finance – Grainger Industrial Supply, a position assumed in 2000.

Richard L. Keyser (65)	Chairman of the Board, a position assumed in 1997, and Chief Executive Officer, a position assumed in 1995.

Larry J. Loizzo (53)	Senior Vice President of the Company, a position assumed in 2003, and President of Lab Safety Supply, Inc., a position assumed in 1996.

P. Ogden Loux (65)	Senior Vice President, Finance and Chief Financial Officer, positions assumed in 1997.

James T. Ryan (49)

President and Chief Operating Officer, a position assumed in 2007. Mr. Ryan had previously been the Company’s President, a position assumed in 2006 after serving as Group President. Before assuming that position in 2004, Mr. Ryan had been Executive Vice President, Marketing, Sales and Service since 2001.

PART II

Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

Grainger’s common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange, with the ticker symbol GWW. The high and low sales prices for the common stock and the dividends declared and paid for each calendar quarter during 2007 and 2006 are shown below.

		Prices
	Quarters	High	Low	Dividends
2007	First	$ 80.37	$ 68.77	$ 0.29
	Second	94.75	76.00	0.35
	Third	98.60	79.38	0.35
	Fourth	96.00	84.40	0.35
	Year	$ 98.60	$ 68.77	$ 1.34
2006	First	$ 76.59	$ 69.30	$ 0.24
	Second	79.95	68.22	0.29
	Third	76.21	60.60	0.29
	Fourth	75.90	65.86	0.29
	Year	$ 79.95	$ 60.60	$ 1.11

Grainger expects that its practice of paying quarterly dividends on its Common Stock will continue, although the payment of future dividends is at the discretion of Grainger’s Board of Directors and will depend upon Grainger’s earnings, capital requirements, financial condition and other factors.

Holders

The approximate number of shareholders of record of Grainger’s common stock as of January 31, 2008, was 1,100 with approximately 39,500 additional shareholders holding stock through nominees.

Issuer Purchases of Equity Securities – Fourth Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Oct. 1 – Oct. 31	-	-	-	4,683,993	shares

Nov. 1 – Nov. 30	-	-	-	4,683,993	shares

Dec. 1 – Dec. 31	-	-	-	4,683,993	shares
Total	-	-	-

(A)	There were no shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(B)

Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs. Activity is reported on a trade date basis.

(C)

During the first six months of 2007, purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors on October 16, 2006. A total of 4,010,200 shares were acquired under this authorization. Effective August 17, 2007, the Board of Directors granted authority to restore the repurchase program to 10 million shares.

On August 20, 2007, Grainger entered into an accelerated share repurchase agreement (ASR) with Goldman, Sachs & Co. (Goldman) to purchase $500 million of its outstanding common stock. Grainger paid Goldman $500 million on August 23, 2007, in exchange for an initial delivery of 5,316,007 shares. The ASR was treated as an equity transaction. At settlement, Grainger was to receive or pay additional shares of its common stock or cash (at Grainger’s option), based upon the volume weighted average price during the term of the agreement. The ASR was completed on January 4, 2008. See Note 22 to the Consolidated Financial Statements for further discussion related to the ASR.

Company Performance

The following stock price performance graph compares the cumulative total return on an investment in Grainger common stock with the cumulative total return of an investment in each of the S&P 500 Stock Index and the Dow Jones Wilshire 5000 Industrial Supplier Index. It covers the period commencing December 31, 2002, and ending December 31, 2007. The graph assumes that the value for the investment in Grainger common stock and in each index was $100 on December 31, 2002, and that all dividends were reinvested.

	December 31,
	2002	2003	2004	2005	2006	2007
W.W. Grainger, Inc.	$100	$ 93	$133	$144	$144	$183
S&P 500 Stock Index	100	129	143	150	173	183
Dow Jones Wilshire 5000 Industrial Supplier Index	100	113	152	171	177	203

Other

On May 1, 2007, Grainger timely submitted to the New York Stock Exchange (NYSE) an Annual CEO Certification, in which Grainger’s Chief Executive Officer certified that he was not aware of any violation by Grainger of the NYSE’s corporate governance listing standards as of the date of the certification.

Item 6: Selected Financial Data

	2007	2006	2005	2004	2003
	(In thousands of dollars, except for per share amounts)
Net sales	$ 6,418,014	$ 5,883,654	$ 5,526,636	$ 5,049,785	$4,667,014
Net earnings	420,120	383,399	346,324	286,923	226,971
Net earnings per basic share	5.10	4.36	3.87	3.18	2.50
Net earnings per diluted share	4.94	4.24	3.78	3.13	2.46
Total assets	3,094,028	3,046,088	3,107,921	2,809,573	2,624,678
Long-term debt (less current maturities)	4,895	4,895	4,895	–	4,895
Cash dividends paid per share	$ 1.340	$ 1.110	$ 0.920	$ 0.785	$ 0.735

Effective January 1, 2006, Grainger adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” for the accounting of employee stock-based compensation using the modified prospective method. The effect of the adoption was an approximately $0.14 earnings per share reduction for 2006. See Note 12 to the Consolidated Financial Statements for further discussion of information related to SFAS No. 123R.

The results for 2006 included an effective tax rate, excluding the equity in net income of unconsolidated entities, of 36.7%, compared to 38.5% in 2007. The 2006 rate included tax benefits from the resolution of uncertainties related to the audit of the 2004 tax year and a tax benefit from a reduction of deferred tax liabilities related to property, buildings and equipment. These benefits increased diluted earnings per share by $0.15.

The results for 2005 included an effective tax rate, excluding the equity in net income of unconsolidated entities, of 35.2%. The 2005 rate included tax benefits related to a favorable revision to the estimate of income taxes for various state taxing jurisdictions and the resolution of certain federal and state tax contingencies. These benefits increased diluted earnings per share by $0.10.

The results for 2004 included an effective tax rate, excluding the equity in net income of unconsolidated entities, of 35.6%, which was down from 40.0% in the prior year. The lower tax rate resulted in an increase of $0.21 per diluted share. The tax rate reduction was primarily due to a lower tax rate in Canada, the realization of tax benefits related to operations in Mexico and to capital losses, the recognition of tax benefits from the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” and the resolution of certain federal and state tax contingencies.

For further information see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General. Grainger is the leading broad-line supplier of facilities maintenance and other related products in North America. Grainger reports its operating results in three segments: Grainger Branch-based, Acklands – Grainger Branch-based (Acklands – Grainger) and Lab Safety Supply, Inc. (Lab Safety). Grainger distributes a wide range of products used by businesses and institutions to keep their facilities and equipment up and running. Grainger uses a multichannel business model to provide customers with a range of options for finding and purchasing products through a network of branches, sales representatives, direct marketing including catalogs, and a variety of electronic and Internet channels. Grainger serves customers through a network of 610 branches, 18 distribution centers and multiple Web sites.

Business Environment. Several economic factors and industry trends shape Grainger’s business environment. The current overall economy and leading economic indicators provide insight into anticipated economic factors for the near term and help in forming the development of projections for the upcoming year. Consensus Forecast-USA projected 2008 GDP growth of 1.6% and Industrial Production growth of 1.1% for the United States, a decrease from 2007 estimates of 2.2% and 1.9%, respectively. For Canada, Consensus Forecast-USA projected 2008 GDP growth of 1.8%, below the 2007 estimate of 2.6%.

In 2007, Grainger benefited from the economic growth in the United States. Grainger’s sales correlate positively with industrial production growth. With the improvement in Industrial Production and general growth in the economy, Grainger realized an increase in sales across all customer sectors. Grainger’s sales also tend to increase when non-farm payrolls grow, especially during economic recoveries. Non-farm payrolls increased approximately 1% on average in 2007 over 2006. For 2007, Grainger benefited from the combination of increased Industrial Production and non-farm payroll growth.

The light and heavy manufacturing customer sectors, which comprised more than 25% of Grainger’s total 2007 sales, have historically correlated with manufacturing employment levels and manufacturing production. Manufacturing employment levels in the United States declined approximately 1% on average in 2007 from 2006, however, manufacturing output increased approximately 2%. This contributed to mid single-digit sales growth in the heavy manufacturing and light manufacturing customer sectors for Grainger in 2007.

In 2004, Grainger launched a multiyear initiative in the United States to strengthen its presence in top metropolitan markets and better position itself to serve the local customer. The market expansion program contributed to the sales growth in 2007 and is expected to be a driver of growth in 2008 and beyond. The first phase of the market expansion program was completed in 2005. The second, third and fourth phases of the market expansion program were completed in 2007. Phases five and six were more than 50% complete at December 31, 2007, and are expected to be completed during 2008.

In 2006, Grainger launched a multiyear product line expansion program in the United States. Over the past two years, Grainger has added approximately 90,000 new products to supplement Industrial Supply’s plumbing, fastener, material handling and security product lines. The product line expansion program contributed to the sales growth in 2007 and is expected to be a driver of growth in 2008 and beyond. In 2008, Grainger plans to add an additional 50,000 products to further supplement Industrial Supply’s product lines.

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

Grainger’s financial strength enables it to fund major initiatives and acquisitions and to improve effectiveness. Capital spending in 2007 for the U.S. market expansion program was approximately $88 million, with total capital expenditures of $196 million.

For 2008, Grainger anticipates total capital expenditures of $175 million to $200 million. Grainger intends to continue its investment in the market expansion program and information technology enhancements, with spending planned for the following major projects:

•	$50 million to $60 million for U.S. market expansion;
•	$25 million to $30 million for supply chain infrastructure;
•	$20 million to $30 million for information technology;
•	$15 million to $25 million for international expansion.

Lease or purchase decisions, based on availability of facilities, may affect the timing and amount of capital expenditures associated with the market expansion program.

Matters Affecting Comparability. There were 255 sales days in 2007, compared to 254 sales days in 2006 and 255 sales days in 2005.

Grainger’s operating results for 2007 include the operating results of McFeely’s Square Drive Screws (McFeely’s) from the acquisition date of May 31, 2007. The results of the acquisition are included in the Lab Safety segment.

Effective January 1, 2006, Grainger adopted SFAS No. 123R, “Share-Based Payment,” for the accounting of employee stock-based compensation using the modified prospective method. The effect of the adoption was an approximately $0.14 earnings per share reduction for 2006. See Note 12 to the Consolidated Financial Statements for further discussion of information related to SFAS No. 123R.

During the fourth quarter of 2006, Grainger adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132R.” As a result of the adoption, Grainger recorded an additional liability of $36.8 million to Accrued employment-related benefit costs offset by $14.3 million of deferred income taxes and a reduction of Accumulated other comprehensive earnings of $22.5 million. See Note 14 to the Consolidated Financial Statements for further discussion of information related to SFAS No. 158.

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

Grainger’s operating results for 2005 include the operating results of AW Direct from the acquisition date of January 14, 2005. AW Direct’s results are included in the Lab Safety segment.

Results of Operations

The following table is included as an aid to understanding changes in Grainger’s Consolidated Statements of Earnings:

	For the Years Ended December 31,
	Items in Consolidated Statements of Earnings

	As a Percent of Net Sales			Percent Increase/(Decrease) from Prior Year
	2007	2006	2005	2007	2006

Net sales	100.0%	100.0%	100.0%	9.1%	6.5%
Cost of merchandise sold	59.4	60.0	60.9	8.1	4.9
Gross profit	40.6	40.0	39.1	10.6	8.9
Operating expenses	30.1	30.2	29.7	8.8	8.1
Operating earnings	10.5	9.8	9.4	16.0	11.4
Other income (expense)	0.2	0.4	0.3	(55.1)	82.3
Income taxes	4.1	3.7	3.4	19.2	17.9
Net earnings	6.6%	6.5%	6.3%	9.6%	10.7%

2007 Compared to 2006

Grainger’s net sales of $6,418.0 million for 2007 increased 9.1% when compared with net sales of $5,883.7 million for 2006. There was one more selling day in 2007 versus 2006. Daily sales were up 8.7%. The increase in net sales was led by sales growth in the upper teens in the government sector, high single-digit sales growth in the commercial sector and mid single-digit sales growth in the manufacturing sector. Approximately 3 percentage points of the sales growth came from Grainger’s ongoing strategic initiatives, market expansion and product line expansion, with another 1 percentage point from foreign exchange. Partially offsetting these sales improvements was a negative 1 percentage point effect from the continued wind-down of low margin integrated supply contracts. Refer to the Segment Analysis below for further detail of Grainger’s ongoing strategic initiatives.

The gross profit margin for 2007 improved 0.6 percentage point to 40.6% from 40.0% in 2006. The improvement in the gross profit margin was primarily driven by positive inflation recovery, partially offset by unfavorable selling price category mix.

Operating earnings for 2007 totaled $670.7 million, an increase of 16.0% over 2006. This earnings improvement exceeded the sales growth rate due to an improved gross profit margin and operating expenses which grew at a slightly slower rate than sales.

Net earnings for 2007 increased by 9.6% to $420.1 million from $383.4 million in 2006. The growth in net earnings for 2007 primarily resulted from the improvement in operating earnings, partially offset by lower interest income, no counterpart to a gain on the sale of Acklands – Grainger’s interest in the USI-AGI Prairies joint venture in 2006, and a higher effective tax rate in 2007. The results for 2006 included tax benefits from the resolution of uncertainties related to the audit of the 2004 tax year and a tax benefit from a reduction of deferred tax liabilities related to property, buildings and equipment. These benefits increased diluted earnings per share by $0.15 in 2006. Diluted earnings per share of $4.94 in 2007 were 16.5% higher than the $4.24 for 2006. This improvement was higher than the percentage increase for net earnings due to the effect of Grainger’s share repurchase program.

Segment Analysis

The following comments at the segment level include external and intersegment net sales and operating earnings. Comments at the business unit level include external and inter- and intrasegment net sales and operating earnings. See Note 18 to the Consolidated Financial Statements.

Grainger Branch-based

Net sales were $5,352.5 million for 2007, an increase of $441.7 million, or 9.0%, when compared with net sales of $4,910.8 million for 2006. Daily sales were up 8.6%. Daily sales in the United States were up 8.5%, with growth in all customer end markets, led by sales growth in the upper teens in the government sector and high single-digit sales growth in the commercial sector. Approximately 4 percentage points of the sales growth came from Grainger’s ongoing strategic initiatives, market expansion and product line expansion. The wind-down of Grainger’s low margin integrated supply contracts reduced sales growth by approximately 1 percentage point.

In 2004, Grainger launched a multiyear market expansion program to strengthen its presence in top metropolitan markets and better position itself to serve local customers.

Market expansion contributed approximately 2 percentage points to the sales growth for the segment. Results for the market expansion program were as follows:

	Daily Sales Increase 2007 vs. 2006	Estimated Percent Complete
Phase 1 (Atlanta, Denver, Seattle)	15%	100%
Phase 2 (Four markets in Southern California)	6%	100%
Phase 3 (Houston, St. Louis, Tampa)	13%	100%
Phase 4 (Baltimore, Cincinnati, Kansas City, Miami, Philadelphia, Washington, D.C.)	10%	100%
Phase 5 (Dallas, Detroit, New York, Phoenix)	9%	75%
Phase 6 (Chicago, Minneapolis, Pittsburgh, San Francisco)	9%	65%

Product line expansion contributed approximately 2 percentage points to the growth in the segment. Over the past two years, Grainger has added approximately 90,000 new products in the plumbing, fastener, material handling and security product lines as part of its ongoing product line expansion initiative.

Daily sales in Mexico increased 22.7% in 2007 versus 2006. In local currency, daily sales were up 22.8%, driven primarily by the ongoing branch expansion program and an improved economy.

The segment gross profit margin increased 0.4 percentage point in 2007 over 2006, driven primarily by positive inflation recovery, partially offset by unfavorable selling price category mix.

Operating expenses in this segment were up 9.0% in 2007. Expenses grew at the same rate as sales with payroll and benefits growing at a slower rate than sales offset by other operating expenses growing faster than sales, primarily due to increased bad debt expense and provisions and higher facility costs related to market expansion.

For the segment, operating earnings of $669.4 million for 2007 increased 12.8% over the $593.5 million for 2006. This earnings improvement exceeded the sales growth rate due to an improved gross profit margin.

Acklands – Grainger Branch-based

Net sales at Acklands – Grainger were $636.5 million for 2007, an increase of $71.4 million, or 12.6%, when compared with $565.1 million for 2006. Daily sales were up 12.2%. In local currency, daily sales increased 5.8% due to a stronger economy. This increase was led by the mining sector with sales growth in the low twenties, high single-digit sales growth in the oil sector and mid single-digit sales growth in the government sector. These increases were partially offset by a mid-teens sales decline in the forestry sector.

The gross profit margin increased 2.6 percentage points in 2007 over 2006. The improvement in the gross profit margin was primarily due to positive inflation recovery.

Operating expenses were up 6.7% in 2007. Expenses grew at a slower rate than sales due to operating expense leverage, the result of improved cost management and lower severance costs.

Operating earnings of $44.2 million for 2007 were up $29.0 million, or 190%. This earnings improvement exceeded the sales growth rate due to an improved gross profit margin and operating expenses that grew at a slower rate than sales.

Lab Safety

Net sales at Lab Safety were $434.7 million for 2007, an increase of $23.2 million, or 5.6%, when compared with $411.5 million for 2006. Daily sales were up 5.2%. Sales from the acquisitions made during 2007 and late 2006 contributed 6.1 percentage points to the growth.

The gross profit margin decreased 0.5 percentage point in 2007 over 2006. Gross profit margin was down as a result of increased freight costs and unfavorable selling price category mix and product mix, partially offset by positive inflation recovery.

Operating expenses were 4.6% higher in 2007 and grew at a slower rate than sales due to cost management efforts.

Operating earnings of $54.3 million for 2007 were up 3.8% over 2006. This earnings improvement was less than the sales growth rate primarily due to a lower gross profit margin.

Other Income and Expense

Other income and expense was $11.2 million of income in 2007, a decrease of $13.8 million as compared with $25.0 million of income in 2006. The following table summarizes the components of other income and expense:

	For the Years Ended December 31,
	2007	2006
	(In thousands of dollars)
Other income and (expense):
Interest income (expense) – net	$ 9,151	$ 19,570
Equity in net income of unconsolidated entities	2,016	2,960
Gain on sale of unconsolidated entity	–	2,291
Unclassified – net	41	131
	$ 11,208	$ 24,952

The decrease in interest income was primarily attributable to lower average cash balances due to working capital needs and share repurchases. There was a decrease in equity in net income of unconsolidated entities in 2007 versus 2006 primarily driven by the absence of earnings related to the joint venture that was sold.

Income Taxes

Income taxes of $261.7 million in 2007 increased 19.2% as compared with $219.6 million in 2006.

Grainger’s effective tax rates were 38.4% and 36.4% in 2007 and 2006, respectively. Excluding the equity in net income of unconsolidated entities, the effective income tax rates were 38.5% for 2007 and 36.7% for 2006.

The 2006 tax rate benefited from resolution of uncertainties related to the audit of the 2004 tax year and from a reduction of deferred tax liabilities related to property, buildings and equipment.

Excluding the equity in net income of unconsolidated entities and the tax benefits noted above, the effective income tax rate for 2006 was 38.9%.

For 2008, Grainger is projecting its estimated effective tax rate to be approximately 39%, excluding the equity in net income of unconsolidated entities.

2006 Compared to 2005

Grainger’s net sales for 2006 of $5,883.7 million were up 6.5% versus 2005. There was one less selling day in 2006 versus 2005. Daily sales were up 6.9%. The increase in net sales was led by low double-digit sales growth in the government sector, high single-digit sales growth in the manufacturing sector and mid single-digit sales growth in the commercial sector. Also contributing to the improvement was growth from the U.S. market expansion and product line expansion programs. Partially offsetting these sales improvements was the negative effect of the continued wind-down of low margin contracts with integrated supply and automotive customers.

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

In 2006, net earnings of $383.4 million increased $37.1 million, or 10.7%, over the prior year. The growth in net earnings was due to the improvement in operating earnings and higher net interest income, partially offset by an increase in income tax expense. Diluted earnings per share for 2006 of $4.24 were 12.2% higher than the $3.78 for 2005, the result of higher net earnings and fewer shares outstanding.

Segment Analysis

The following comments at the segment level include external and intersegment net sales and operating earnings. Comments at the business unit level include external and inter- and intrasegment net sales and operating earnings. See Note 18 to the Consolidated Financial Statements.

Grainger Branch-based

Net sales of $4,910.8 million increased by 5.6% in 2006 compared to net sales of $4,649.2 million in 2005. Daily sales were up 6.0%. Daily sales in the United States were up 6.0%, with growth in all customer end markets, led by low double-digit sales growth in the government sector and high single-digit sales growth in the heavy manufacturing sector. The wind-down of Grainger’s low margin integrated supply and automotive contracts reduced sales growth by approximately 2 percentage points.

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

In 2006, Grainger launched a multiyear product line expansion program in the United States. The 43,000 products added in 2006 contributed approximately 2 percentage points to the growth in the segment.

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

Operating earnings of $15.2 million in 2006 increased 8.8% from the $14.0 million in 2005 as a result of sales growth and an improved gross profit margin, partially offset by operating expenses, which grew at a faster rate than sales.

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

Operating expenses of $121.8 million were $12.8 million, or 11.7%, higher in 2006, primarily due to incremental costs associated with the acquisitions, higher advertising costs and increased expenses from the upgrade of the business’ enterprise resource planning system.

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

Other Income and Expense

Other income and expense was $25.0 million of income in 2006, an improvement of $11.3 million as compared with $13.7 million of income in 2005. The following table summarizes the components of other income and expense:

	For the Years Ended December 31,
	2006	2005
	(In thousands of dollars)
Other income and (expense):
Interest income (expense) – net	$ 19,570	$ 11,019
Equity in net income of unconsolidated entities	2,960	2,809
Gain on sale of unconsolidated entity	2,291	–
Unclassified – net	131	(143)
	$ 24,952	$ 13,685

The increase in interest income in 2006 was the result of higher interest rates and higher average cash balances.

Income Taxes

Income taxes of $219.6 million in 2006 increased 17.9% as compared with $186.4 million in 2005.

Grainger’s effective tax rates were 36.4% and 35.0% in 2006 and 2005, respectively. Excluding the effect of equity in net income of unconsolidated entities, the effective income tax rates were 36.7% for 2006 and 35.2% for 2005.

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

Excluding the equity in net income of unconsolidated entities and the tax benefits noted above, the effective income tax rate was 38.9% for 2006 and 37.0% for 2005.

Financial Condition

Grainger expects its strong working capital position, cash flows from operations and borrowing capacity to continue, allowing it to fund its operations including growth initiatives, capital expenditures, acquisitions, and repurchase of shares, as well as pay cash dividends.

Cash Flow

Net cash flows from operations of $468.9 million in 2007, $436.8 million in 2006 and $432.5 million in 2005 continued to improve Grainger’s financial position and serve as the primary source of funding. Net cash provided by operations increased $32.1 million in 2007 over 2006, driven primarily by increased net earnings. The Change in operating assets and liabilities – net of business acquisitions used cash of $106.4 million in 2007. This use of cash was primarily driven by increases in inventory and trade accounts receivable as well as a decrease in trade accounts payable due to the timing of payments at year-end. The increases in inventory and trade accounts receivable were due to product line expansion and increased sales. These changes were partially offset by an increase in other current liabilities due to higher compensation, benefit and profit sharing accruals, the result of increased headcount and improved Company performance. The increase in net cash flows from operations from 2005 to 2006 was primarily attributable to increased net earnings. The Change in operating assets and liabilities – net of business acquisitions used cash of $97.2 million in 2006. This use of cash was primarily driven by increases in inventory and trade accounts receivable, which were up due to increased sales and an increase in days sales outstanding. These changes were partially offset by an increase in trade accounts payable due to the higher inventory purchases.

Net cash flows used in investing activities were $197.0 million, $139.7 million and $163.0 million for 2007, 2006 and 2005, respectively. Capital expenditures for property, buildings, equipment and capitalized software were $197.4 million, $136.8 million and $157.2 million in 2007, 2006 and 2005, respectively. Additional information regarding capital spending is detailed in the Capital Expenditures section below. In 2007, Grainger continued to fund the Company’s market expansion initiative ($88 million), purchased McFeely’s ($4.7 million) and purchased its distribution center in China ($6.7 million). In 2006, Grainger also invested $13.9 million to purchase Rand and $20.5 million to purchase

Professional Equipment and Construction Book, which are part of the Lab Safety segment. The results of operations for the acquisitions have been included in the consolidated financial statements since the respective acquisition dates.

Net cash flows used in financing activities for 2007, 2006 and 2005 were $513.9 million, $492.9 million and $154.1 million, respectively. Treasury stock purchases increased $174.5 million in 2007, as Grainger repurchased 7,051,607 shares, compared with 6,950,900 shares in 2006. Treasury stock purchases were 2,404,400 shares in 2005. As of December 31, 2007, approximately 4.7 million shares of common stock remained available under Grainger’s repurchase authorization. Dividends paid to shareholders were $113.1 million in 2007, $97.9 million in 2006 and $82.7 million in 2005. Partially offsetting these cash outlays were proceeds and excess tax benefits realized from stock options exercised of $144.2 million, $77.8 million and $66.0 million for 2007, 2006 and 2005, respectively.

Working Capital

Internally generated funds have been the primary source of working capital and for funds used in business expansion, supplemented by debt as circumstances dictated. In addition, funds were expended for facilities optimization and enhancements to support growth initiatives, as well as for business and systems development and other infrastructure improvements.

Working capital was $974.4 million at December 31, 2007, compared with $1,155.8 million at December 31, 2006, and $1,290.2 million at December 31, 2005. At these dates, the ratio of current assets to current liabilities was 2.2, 2.6 and 2.9, respectively. The current ratio and working capital decrease in 2007 was due to the increase in short-term borrowings and a reduction in cash primarily to fund the accelerated share repurchase program. See Note 13 to the Consolidated Financial Statements.

Capital Expenditures

In each of the past three years, a portion of operating cash flow has been used for additions to property, buildings, equipment and capitalized software as summarized in the following table:

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands of dollars)

Land, buildings, structures and improvements	$ 100,380	$ 67,554	$ 52,955
Furniture, fixtures, machinery and equipment	87,389	62,233	59,342
Subtotal	187,769	129,787	112,297
Capitalized software	8,556	8,950	44,950
Total	$ 196,325	$ 138,737	$ 157,247

In 2007 and 2006, Grainger’s investments included the market expansion program, which is designed to realign branches in several metropolitan markets, Mexico and China expansion and the normal, recurring replacement of equipment.

In 2005, Grainger’s investments included the market expansion program, ongoing SAP initiatives, expenditures related to Canadian branch and systems projects, as well as the normal, recurring replacement of equipment.

Capital expenditures are expected to range from $175 million to $200 million in 2008. These projected investments include the completion of the market expansion program in the United States, branch expansion in Mexico, ongoing information technology expenditures, support for the product line expansion program, as well as other general projects including the normal, recurring replacement of equipment. Grainger expects to fund 2008 capital investments from operating cash flows, which Grainger believes will remain strong.

Debt

Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit. At December 31, 2007, Grainger’s long-term debt rating by Standard & Poor’s was AA+. Grainger’s available lines of credit, as further discussed in Note 8 to the Consolidated Financial Statements, were $250.0 million at December 31, 2007, 2006 and 2005. Total debt as a percent of total capitalization was 5.0%, 0.4% and 0.4% as of the same dates. The increase in total debt as a percent of total capitalization was primarily the result of short-term borrowings used to fund an accelerated share repurchase program. See Note 13 to the Consolidated Financial Statements for further discussion of Grainger’s accelerated share repurchase program.

Grainger believes any circumstances that would trigger early payment or acceleration with respect to any outstanding debt securities would not have a material impact on its results of operations or financial position. Certain holders of industrial revenue bonds have various rights to require Grainger to redeem these bonds, thus a portion is classified as Current maturities of long-term debt.

Commitments and Other Contractual Obligations

At December 31, 2007, Grainger’s contractual obligations, including estimated payments due by period, are as follows:

	Payments Due by Period
	Total Amounts Committed	Less than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 Years
	(In thousands of dollars)
Long-term debt obligations	$ 9,485	$ 4,590	$ 4,895	$ –	$ –
Interest on long-term debt	675	340	335	–	–
Operating lease obligations	200,400	38,578	58,295	40,222	63,305
Purchase obligations:
Uncompleted additions to property, buildings and equipment	48,287	48,287	–	–	–
Commitments to purchase inventory	228,534	228,534	–	–	–
Other purchase obligations	103,463	92,819	9,789	855	–
Other liabilities	113,784	6,747	13,866	16,352	76,819
Total	$ 704,628	$ 419,895	$ 87,180	$ 57,429	$ 140,124

Purchase obligations consist primarily of inventory purchases made in the normal course of business to meet operating needs. While purchase orders for both inventory purchases and noninventory purchases are generally cancelable without penalty, certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

Payments for Other liabilities represent future benefit payments for postretirement benefit plans and postemployment disability medical benefits as determined by actuarial projections. Other employment-related benefits costs of $33.8 million have not been included in this table as the timing of benefit payments is not statistically predictable. See Note 9 to the Consolidated Financial Statements.

See also Notes 10 and 11 to the Consolidated Financial Statements for further detail related to long-term debt and operating lease obligations, respectively.

In addition, Grainger has recorded a noncurrent liability of $14.7 million for tax uncertainties at December 31, 2007. This amount is excluded from the table above, as Grainger cannot make reliable estimates of these cash flows by period. See Note 15 to the Consolidated Financial Statements.

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

Inventory Reserves. Grainger establishes inventory reserves for shrinkage and excess and obsolete inventory. Provisions for inventory shrinkage are based on historical experience to account for unmeasured usage or loss. Actual inventory shrinkage could be materially different from these estimates, affecting Grainger’s inventory values and cost of merchandise sold.

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

Stock Incentive Plans. Grainger maintains stock incentive plans under which a variety of incentive grants may be awarded to employees and directors. Grainger uses a binomial lattice option pricing model to estimate the value of stock option grants. The model requires projections of the risk-free interest rate, expected life, volatility, expected dividend yield and forfeiture rate of the stock option grants. The fair value of options granted in 2007 and 2006 used the following assumptions:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Risk-free interest rate	4.6%	4.9%
Expected life	6 years	6 years
Expected volatility	24.3%	23.9%
Expected dividend yield	1.7%	1.5%

The risk-free interest rate is selected based on yields from U.S. Treasury zero-coupon issues with a remaining term approximately equal to the expected term of the options being valued. The expected life selected for options granted during each year presented represents the period of time that the options are expected to be outstanding based on historical data of option holders exercise and termination behavior. Expected volatility is based upon implied and historical volatility of the closing price of Grainger’s stock over a period equal to the expected life of each option grant. The dividend yield assumption is based on history and expectation of dividend payouts. Because stock option compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, using historical forfeiture experience.

The amount of stock option compensation expense is significantly affected by the valuation model and these assumptions. If a different valuation model or different assumptions were used, the stock option compensation expense could be significantly different from what is recorded in the current period.

Compensation expense for other stock-based awards is based upon the closing market price on the last trading date preceding the date of the grant.

For additional information concerning stock incentive plans, see Note 12 to the Consolidated Financial Statements.

Postretirement Healthcare Benefits. Postretirement healthcare obligations and net periodic costs are dependent on assumptions and estimates used in calculating such amounts. The assumptions used include, among others, discount rates, assumed rates of return on plan assets and healthcare cost trend rates. Changes in assumptions (caused by conditions in equity markets or plan experience, for example) could have a material effect on Grainger’s postretirement benefit obligations and expense, and could affect its results of operations and financial condition. These changes in assumptions may also affect voluntary decisions to make additional contributions to the trust established for funding the postretirement benefit obligation.

The discount rate assumptions used by management reflect the rates available on high-quality fixed income debt instruments as of December 31, the measurement date, of each year. A lower discount rate increases the present value of benefit obligations and net periodic postretirement benefit costs. As of December 31, 2007, Grainger increased the discount rate used in the calculation of its postretirement plan obligation from 5.9% to 6.5% to reflect the increase in market interest rates. Grainger estimates that the increase in the expected discount rate will increase 2008 pretax earnings by approximately $2.4 million, although other changes in assumptions may increase, decrease or eliminate this effect.

Grainger considers the long-term historical actual return on plan assets and the historical performance of the Standard & Poor’s 500 Index in developing its expected long-term return on plan assets. In 2007, Grainger maintained the expected long-term rate of return on plan assets of 6.0% (net of tax at 40%) based on the historical average of long-term rates of return.

A 1 percentage point change in assumed healthcare cost trend rates would have the following effects on December 31, 2007 results:

	1 Percentage Point
	Increase	(Decrease)
	(In thousands of dollars)
Effect on total of service and interest cost	$ 4,652	$ (3,597)
Effect on accumulated postretirement benefit obligation	29,094	(23,181)

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

Income Taxes. Grainger recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The tax balances and income tax expense recognized by Grainger are based on management’s interpretations of the tax laws of multiple jurisdictions. Income tax expense reflects Grainger’s best estimates and assumptions regarding, among other items, the level of future taxable income, interpretation of tax laws and tax planning opportunities. Future rulings by tax authorities and future changes in tax laws and their interpretation, changes in projected levels of taxable income and future tax planning strategies could impact the actual effective tax rate and tax balances recorded by Grainger.

Other. Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies such as revenue recognition, depreciation, intangibles, long-lived assets and warranties require judgments on complex matters that are often subject to multiple external sources of authoritative guidance such as the Financial Accounting Standards Board and the Securities and Exchange Commission. Possible changes in estimates or assumptions associated with these policies are not expected to have a material effect on the financial condition or results of operations of Grainger. More information on these additional accounting policies can be found in Note 2 to the Consolidated Financial Statements.

New Accounting Standards

The following new accounting standards exclude those pronouncements that are unlikely to have an effect on Grainger upon adoption.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Grainger adopted FIN 48 on January 1, 2007, and the adoption did not have a material effect on its results of operations or financial position. See Note 15 to the Consolidated Financial Statements for further discussion of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Grainger does not expect adoption of SFAS No. 157 to have a material effect on its results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement is effective for fiscal years beginning after November 15, 2007. Grainger does not expect adoption of SFAS No. 159 to have a material effect on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The statement is effective for fiscal years beginning after December 15, 2008, and will be applied to acquisitions after adoption by Grainger.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51" (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net earnings attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No.160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The statement is effective for fiscal years beginning after December 15, 2008. Grainger is currently evaluating the impact that adoption of SFAS No. 160 may have on its results of operations or financial position.

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

The major impact of inflation is on buildings and improvements, where the gap between historic cost and replacement cost accumulates for these long-lived assets. The related depreciation expense associated with these assets would likely increase if adjustments were to be made for the cumulative effect of inflation.

Grainger believes the most positive means to combat inflation and advance the interests of investors lies in the continued application of basic business principles, which include improving productivity, increasing working capital turnover and offering products and services which can command appropriate prices in the marketplace.

Forward-Looking Statements

This Form 10-K contains statements that are not historical in nature but concern future results and business plans, strategies and objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws. Grainger has generally identified such forward-looking statements by using words such as “believe, expect, anticipate, continue, estimate, intend, planned, predict, projection, potential, scheduled, assumption, presumption, may, might, would, could, and will” or similar expressions.

Grainger cannot guarantee that any forward-looking statement will be realized although Grainger does believe that its assumptions underlying its forward-looking statements are reasonable. Achievement of future results is subject to risks and uncertainties which could cause Grainger’s results to differ materially from those which are presented.

Factors that could cause actual results to differ materially from those presented or implied in a forward-looking statement include, without limitation: higher product costs or other expenses; a major loss of customers; increased competitive pricing pressures; failure to develop or implement new technologies or business strategies; the outcome of pending and future litigation or governmental or regulatory proceedings; changes in laws and regulations; disruption of information technology or data security systems; general industry or market conditions; general economic conditions; labor shortages; facilities disruptions or shutdowns; higher fuel costs or disruptions in transportation services; natural and other catastrophes; unanticipated weather conditions; and the factors identified in Item 1A, Risk Factors.

Caution should be taken not to place undue reliance on Grainger’s forward-looking statements and Grainger undertakes no obligation to publicly update the forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Grainger is exposed to foreign currency exchange risk related to its transactions, assets and liabilities denominated in foreign currencies. For 2007, a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect Grainger and its joint ventures would have resulted in a $2.1 million decrease in net earnings. Comparatively, in 2006 a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect Grainger and its joint ventures would have resulted in a $1.0 million decrease in net earnings. A uniform 10% weakening of the U.S. dollar would have resulted in a $2.6 million increase in net earnings for 2007, as compared with an increase in net earnings of $1.2 million for 2006. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in potential changes in sales levels or local currency prices or costs. Grainger does not hold derivatives for trading purposes.

Grainger is also exposed to interest rate risk in its debt portfolio. During 2007 and 2006, all of its long-term debt was variable rate debt. A 1 percentage point increase in interest rates paid by Grainger would have resulted in a decrease to net earnings of approximately $0.3 million for 2007 and $0.1 million for 2006. A 1 percentage point decrease in interest rates would have resulted in an increase to net earnings of approximately $0.3 million for 2007 and $0.1 million for 2006. This sensitivity analysis of the effects of changes in interest rates on long-term debt does not factor in potential changes in long-term debt levels.

Grainger has limited primary exposure to commodity price risk since it purchases its goods for resale and does not purchase commodities directly.

Item 8: Financial Statements and Supplementary Data

The financial statements and supplementary data are included on pages 27 to 64. See the Index to Financial Statements and Supplementary Data on page 26.

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

Internal Control Over Financial Reporting

(A)	Management’s Annual Report on Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting is included on page 27 of this Report under the heading Management’s Annual Report on Internal Control Over Financial Reporting.

(B)	Attestation Report of the Registered Public Accounting Firm

The report from Ernst & Young LLP on its audit of the effectiveness of Grainger’s internal control over financial reporting as of December 31, 2007, is included on page 28 of this Report under the heading Report of Independent Registered Public Accounting Firm.

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

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 30, 2008, under the captions “Election of Directors,” “Board of Directors and Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information required by this item regarding executive officers of Grainger is set forth in Part I of this report under the caption “Executive Officers.”

Grainger has adopted a code of ethics that applies to the principal executive officer, principal financial officer and principal accounting officer. This code of ethics is incorporated into Grainger’s business conduct guidelines for directors, officers and employees. Grainger intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to its code of ethics by posting such information at grainger.com/investor. A copy of the business conduct guidelines is also on its Web site and is available in print without charge to any person upon request to Grainger’s Corporate Secretary. Grainger has also adopted Operating Principles for the Board of Directors, which are available on its Web site and are available in print to any person who requests them.

Item 11: Executive Compensation

The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 30, 2008, under the captions “Board of Directors and Board Committees,” “Director Compensation,” “Report of the Compensation Committee of the Board” and “Compensation Discussion and Analysis.”

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 30, 2008, under the captions “Ownership of Grainger Stock” and “Equity Compensation Plans.”

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 30, 2008, under the captions "Election of Directors" and "Transactions with Related Persons."

Item 14: Principal Accounting Fees and Services

The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 30, 2008, under the caption “Audit Fees and Audit Committee Pre-Approval Policies and Procedures.”

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements. See Index to Financial Statements and Supplementary Data.
2.

Financial Statement Schedules. The schedules listed in Reg. 210.5-04 have been omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

	3.	Exhibits
		(3)	(a)	Restated Articles of Incorporation, incorporated by reference to Exhibit 3(i) to Grainger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
			(b)	Bylaws, as amended February 21, 2007, incorporated by reference to Exhibit 3(b) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2006.
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

(10)	Material Contracts
	(a)	Accelerated share repurchase agreement, incorporated by reference to Exhibit 10 to Grainger's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
	(b)	Compensatory Plans or Arrangements
		(i)	Director Stock Plan, as amended, incorporated by reference to Exhibit 10(c) to Grainger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
		(ii)	Office of the Chairman Incentive Plan, incorporated by reference to Appendix B of Grainger’s Proxy Statement dated March 26, 1997.
		(iii)	1990 Long-Term Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10(a) to Grainger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
		(iv)	2001 Long-Term Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10(b) to Grainger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
		(v)	Executive Death Benefit Plan, as amended.
		(vi)	Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10(e) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 1989.
		(vii)	1985 Executive Deferred Compensation Plan, as amended, incorporated by reference to Exhibit 10(d)(vii) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 1998.
		(viii)	Supplemental Profit Sharing Plan, as amended, incorporated by reference to Exhibit 10(viii) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2003.
		(ix)	Supplemental Profit Sharing Plan II, as amended.
		(x)	Form of Change in Control Employment Agreement between Grainger and certain of its executive officers, as amended.
		(xi)	Voluntary Salary and Incentive Deferral Plan, as amended.
(xii)

Summary Description of Directors Compensation Program effective January 1, 2005, incorporated by reference to Exhibit 10(xv) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2004.

		(xiii)	Summary Description of Directors Compensation Program effective April 30, 2008, incorporated by reference to Exhibit 10 to Grainger's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
		(xiv)	2005 Incentive Plan, as amended, incorporated by reference to Exhibit 10(d) to Grainger's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(xv)

Form of Stock Option Award Agreement between Grainger and certain of its executive officers, incorporated by reference to Exhibit 10(xiv) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2005.

(xvi)

Form of Stock Option and Restricted Stock Unit Agreement between Grainger and certain of its executive officers, incorporated by reference to Exhibit 10(xv) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2005.

(xvii)

Form of Performance Share Award Agreement between Grainger and certain of its executive officers, incorporated by reference to Exhibit 10(xvi) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2005.

		(xviii)	Summary Description of 2008 Management Incentive Program.
(21)	Subsidiaries of Grainger.
(23)	Consent of Independent Registered Public Accounting Firm.
(31)	Rule 13a – 14(a)/15d – 14(a) Certifications
	(a)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(b)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
	(a)	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	(b)	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Grainger has duly issued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: February 27, 2008

W.W. GRAINGER, INC.

By:	/s/ Richard L. Keyser
Richard L. Keyser Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Grainger on February 27, 2008, in the capacities indicated.

/s/ Richard L. Keyser	/s/ Stuart L. Levenick
Richard L. Keyser	Stuart L. Levenick
Chairman of the Board	Director
and Chief Executive Officer
(Principal Executive Officer and Director)	/s/ John W. McCarter, Jr.
John W. McCarter, Jr.
/s/ P. Ogden Loux	Director
P. Ogden Loux
Senior Vice President, Finance	/s/ Neil S. Novich
and Chief Financial Officer	Neil S. Novich
(Principal Financial Officer)	Director

/s/ Ronald L. Jadin	/s/ Michael J. Roberts
Ronald L. Jadin	Michael J. Roberts
Vice President and Controller	Director
(Principal Accounting Officer)

/s/ Brian P. Anderson	/s/ Gary L. Rogers
Brian P. Anderson	Gary L. Rogers
Director	Director

/s/ Wilbur H. Gantz	/s/ James T. Ryan
Wilbur H. Gantz	James T. Ryan
Director	Director

/s/ V. Ann Hailey	/s/ James D. Slavik
V. Ann Hailey	James D. Slavik
Director	Director

/s/ William K. Hall	/s/ Harold B. Smith
William K. Hall	Harold B. Smith
Director	Director

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

December 31, 2007, 2006 and 2005

Page(s)
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING	27
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	28-29
FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF EARNINGS	30
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS	31
CONSOLIDATED BALANCE SHEETS	32-33
CONSOLIDATED STATEMENTS OF CASH FLOWS	34-35
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY	36-37
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	38-63
EXHIBIT 23 – CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	64

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

Grainger’s management assessed the effectiveness of Grainger’s internal control over financial reporting as of December 31, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on its assessment under that framework and the criteria established therein, Grainger’s management concluded that Grainger’s internal control over financial reporting was effective as of December 31, 2007.

Ernst & Young LLP, an independent registered public accounting firm, has audited management’s effectiveness of Grainger’s internal control over financial reporting as of December 31, 2007, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

W.W. Grainger, Inc.

We have audited W.W. Grainger, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). W.W Grainger, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, W.W. Grainger, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of W.W. Grainger, Inc. and subsidiaries as of December 31, 2007, 2006 and 2005, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of W.W. Grainger, Inc., and our report dated February 25, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

W.W. Grainger, Inc.

We have audited the accompanying consolidated balance sheets of W.W Grainger, Inc. and subsidiaries as of December 31, 2007, 2006, and 2005, and the related consolidated statements of earnings, comprehensive earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of W.W. Grainger, Inc. and subsidiaries at December 31, 2007, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As described in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company changed its method of accounting for uncertain tax positions to conform with FIN 48, “Accounting for Uncertainty in Income Taxes.”

As described in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments to conform with FASB Statement No. 123(R).

As described in Note 14 to the consolidated financial statements, effective December 31, 2006, the Company changed its method of accounting for other postretirement plans to conform with FASB Statement No. 158.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), W.W. Grainger, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 25, 2008

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands of dollars, except for per share amounts)

	For the Years Ended December 31,
	2007	2006	2005

Net sales	$ 6,418,014	$ 5,883,654	$ 5,526,636
Cost of merchandise sold	3,814,391	3,529,504	3,365,095
Gross profit	2,603,623	2,354,150	2,161,541
Warehousing, marketing and administrative expenses	1,932,970	1,776,079	1,642,552
Operating earnings	670,653	578,071	518,989
Other income and (expense):
Interest income	12,125	21,496	12,882
Interest expense	(2,974)	(1,926)	(1,863)
Equity in net income of unconsolidated entities	2,016	2,960	2,809
Gain on sale of unconsolidated entity	–	2,291	–
Unclassified – net	41	131	(143)
Total other income and (expense)	11,208	24,952	13,685
Earnings before income taxes	681,861	603,023	532,674
Income taxes	261,741	219,624	186,350
Net earnings	$ 420,120	$ 383,399	$ 346,324
Earnings per share:
Basic	$ 5.10	$ 4.36	$ 3.87
Diluted	$ 4.94	$ 4.24	$ 3.78
Weighted average number of shares outstanding:
Basic	82,403,958	87,838,723	89,568,746
Diluted	85,044,963	90,523,774	91,588,295

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands of dollars)

	For the Years Ended December 31,
	2007	2006	2005

Net earnings	$ 420,120	$ 383,399	$ 346,324

Other comprehensive earnings (losses):

Foreign currency translation adjustments, net of tax (expense) benefit of $(9,279), $147 and $(1,642), respectively	53,545	(1,181)	9,383

Defined postretirement benefit plan:
Prior service credit arising during period	9,433	–	–
Amortization of prior service credit	(437)	–	–
Amortization of transition asset	(143)	–	–
Net gain arising during period	11,620	–	–
Amortization of net loss	2,094	–	–
Income tax expense	(8,756)	–	–
	13,811	–	–

Gain (loss) on other employment-related benefit plans, net of tax (expense) benefit of $(878), $(21) and $226, respectively	1,384	33	(353)
	68,740	(1,148)	9,030

Comprehensive earnings, net of tax	$ 488,860	$ 382,251	$ 355,354

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except for per share amounts)

	As of December 31,
ASSETS	2007	2006	2005

CURRENT ASSETS
Cash and cash equivalents	$ 113,437	$ 348,471	$ 544,894
Marketable securities at cost, which approximates market value	20,074	12,827	–
Accounts receivable (less allowances for doubtful accounts of $25,830, $18,801 and $18,401, respectively)	602,650	566,607	518,625
Inventories	946,327	827,254	791,212
Prepaid expenses and other assets	61,666	58,804	54,334
Deferred income taxes	56,663	48,123	76,474
Total current assets	1,800,817	1,862,086	1,985,539

PROPERTY, BUILDINGS AND EQUIPMENT
Land	178,321	167,218	162,123
Buildings, structures and improvements	977,837	890,380	841,031
Furniture, fixtures, machinery and equipment	848,118	769,506	716,497
	2,004,276	1,827,104	1,719,651
Less accumulated depreciation and amortization	1,125,931	1,034,169	949,026
Property, buildings and equipment – net	878,345	792,935	770,625

DEFERRED INCOME TAXES	54,658	48,793	16,702

INVESTMENTS IN UNCONSOLIDATED ENTITIES	14,759	8,492	25,155

GOODWILL	233,028	210,671	182,726

OTHER ASSETS AND INTANGIBLES – NET	112,421	123,111	127,174

TOTAL ASSETS	$ 3,094,028	$ 3,046,088	$ 3,107,921

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS – CONTINUED

(In thousands of dollars, except for per share amounts)

	As of December 31,
LIABILITIES AND SHAREHOLDERS’ EQUITY	2007	2006	2005

CURRENT LIABILITIES
Short-term debt	$ 102,060	$ –	$ –
Current maturities of long-term debt	4,590	4,590	4,590
Trade accounts payable	297,929	334,820	319,254
Accrued compensation and benefits	182,275	140,141	152,543
Accrued contributions to employees’ profit sharing plans	126,483	113,014	90,478
Accrued expenses	102,607	106,681	103,932
Income taxes	10,459	7,077	24,554
Total current liabilities	826,403	706,323	695,351

LONG-TERM DEBT (less current maturities)	4,895	4,895	4,895

DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	20,727	6,235	7,019

ACCRUED EMPLOYMENT-RELATED BENEFITS COSTS	143,895	151,020	111,680

SHAREHOLDERS’ EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	–	–	–
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued, 109,659,219, 109,657,938 and 109,667,938 shares, respectively	54,830	54,829	54,834
Additional contributed capital	475,350	478,454	451,578
Retained earnings	3,316,875	3,007,606	2,722,103
Unearned restricted stock compensation	–	–	(17,280)
Accumulated other comprehensive earnings	72,171	3,431	27,082
Treasury stock, at cost – 30,199,804, 25,590,311 and 19,952,297 shares, respectively	(1,821,118)	(1,366,705)	(949,341)
Total shareholders’ equity	2,098,108	2,177,615	2,288,976
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 3,094,028	$ 3,046,088	$ 3,107,921

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	For the Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$ 420,120	$ 383,399	$ 346,324
Provision for losses on accounts receivable	15,436	6,057	1,326
Deferred income taxes and tax uncertainties	(18,632)	9,858	23,663
Depreciation and amortization:
Property, buildings and equipment	106,839	100,975	98,087
Capitalized software and other intangibles	25,160	17,593	10,695
Stock-based compensation	35,551	33,741	9,015
Tax benefit of stock incentive plans	3,193	1,563	11,962
Net gains on sales of property, buildings and equipment	(7,254)	(11,035)	(7,337)
Income from unconsolidated entities	(2,016)	(2,960)	(2,809)
Gain on sale of unconsolidated entity	–	(2,291)	–
Change in operating assets and liabilities – net of business acquisitions:
(Increase) decrease in accounts receivable	(41,814)	(53,056)	(36,378)
(Increase) decrease in inventories	(97,234)	(33,839)	(84,031)
(Increase) decrease in prepaid expenses	(2,342)	(3,918)	(6,251)
Increase (decrease) in trade accounts payable	(39,436)	10,888	27,121
Increase (decrease) in other current liabilities	54,457	(2,558)	43,056
Increase (decrease) in current income taxes payable	2,304	(17,395)	(10,632)
Increase (decrease) in accrued employment-related benefits costs	17,705	2,634	10,012
Other – net	(3,162)	(2,903)	(1,280)
Net cash provided by operating activities	468,875	436,753	432,543

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment	(188,867)	(127,814)	(112,297)
Proceeds from sales of property, buildings and equipment – net	12,084	17,314	15,037
Additions to capitalized software	(8,556)	(8,950)	(44,950)
Proceeds from sale of marketable securities	12,765	–	–
Purchase of marketable securities	(17,079)	(13,187)	–
Proceeds from sale of unconsolidated entity	–	27,843	–
Net cash paid for business acquisitions	(4,698)	(34,390)	(24,817)
(Investments in) and loan repayment from unconsolidated entities	(2,138)	(3,988)	4,088
Other – net	(468)	3,426	(46)
Net cash used in investing activities	(196,957)	(139,746)	(162,985)

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(In thousands of dollars)

	For the Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in commercial paper	$ 95,947	$ –	$ –
Borrowings under line of credit	14,107	–	–
Payments against line of credit	(7,751)	–	–
Stock options exercised	113,500	64,437	65,997
Excess tax benefits from stock-based compensation	30,696	13,373	–
Purchase of treasury stock	(647,293)	(472,787)	(137,473)
Cash dividends paid	(113,093)	(97,896)	(82,663)
Net cash used in financing activities	(513,887)	(492,873)	(154,139)

Exchange rate effect on cash and cash equivalents	6,935	(557)	229

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(235,034)	(196,423)	115,648

Cash and cash equivalents at beginning of year	348,471	544,894	429,246

Cash and cash equivalents at end of year	$ 113,437	$ 348,471	$ 544,894

Supplemental cash flow information:
Cash payments for interest (net of amounts capitalized)	$ 4,409	$ 1,413	$ 1,791
Cash payments for income taxes	244,541	212,350	162,030

Noncash investing activities:
Fair value of noncash assets acquired in business acquisitions	$ 5,039	$ 38,430	$ 26,811
Liabilities assumed in business acquisitions	(341)	(4,040)	(1,994)

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands of dollars, except for per share amounts)

	Common Stock	Additional Contributed Capital	Retained Earnings	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock
Balance at January 1, 2005	$ 54,836	$ 432,171	$ 2,458,442	$ (14,463)	$ 18,052	$ (881,068)
Exercise of stock options	–	(3,882)	–	–	–	69,879
Tax benefits on stock-based compensation awards	–	11,962	–	–	–	–
Issuance of other stock-based compensation awards	–	12,932	–	(12,932)	–	–
Remeasurement of stock options and other stock-based compensation awards	–	303	–	(208)	–	–
Cancellation of other stock-based compensation awards	(2)	(1,401)	–	1,403	–	–
Amortization of unearned compensation on other stock- based compensation awards	–	–	–	8,920	–	–
Vesting of restricted stock	–	–	–	–	–	(994)
Settlement of other stock-based compensation awards	–	(507)	–	–	–	315
Purchase of 2,372,300 shares of treasury stock	–	–	–	–	–	(137,473)
Other comprehensive earnings	–	–	–	–	9,030	–
Net earnings	–	–	346,324	–	–	–
Cash dividends paid ($0.920 per share)	–	–	(82,663)	–	–	–
Balance at December 31, 2005	$ 54,834	$ 451,578	$ 2,722,103	$ (17,280)	$ 27,082	$ (949,341)
Exercise of stock options	–	(3,984)	–	–	–	68,421
Tax benefits on stock-based compensation awards	–	14,936	–	–	–	–
Stock option expense	–	19,904	–	–	–	–
Cancellation of other stock-based compensation awards	(5)	5	–	–	–	–
Amortization of unearned compensation on other stock- based compensation awards	–	13,845	–	–	–	–
Vesting of restricted stock	–	–	–	–	–	(4,263)
Settlement of other stock-based compensation awards	–	(1,003)	–	–	–	592
Purchase of 6,983,000 shares of treasury stock	–	–	–	–	–	(482,114)
Other comprehensive earnings	–	–	–	–	(1,148)	–
Adjustment to initially apply SFAS No. 158 to postretirement benefit plans, net of tax benefit of $14,280	–	–	–	–	(22,503)	–
Reclassification of unearned restricted stock compensation	–	(17,280)	–	17,280	–	–
Change in interest – joint venture	–	453	–	–	–	–
Net earnings	–	–	383,399	–	–	–
Cash dividends paid ($1.110 per share)	–	–	(97,896)	–	–	–
Balance at December 31, 2006	$ 54,829	$ 478,454	$ 3,007,606	$ –	$ 3,431	$ (1,366,705)

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – CONTINUED

(In thousands of dollars, except for per share amounts)

	Common Stock	Additional Contributed Capital	Retained Earnings	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock
Balance at December 31, 2006	$ 54,829	$ 478,454	$ 3,007,606	$ –	$ 3,431	$ (1,366,705)
Adoption of FIN 48	–	–	870	–	–	–
Reinstatement of equity method	–	–	1,372	–	–	–
Exercise of stock options	–	(19,991)	–	–	–	133,491
Tax benefits on stock-based compensation awards	–	33,889	–	–	–	–
Stock option expense	–	16,888	–	–	–	–
Amortization of unearned compensation on other stock- based compensation awards	–	18,667	–	–	–	–
Vesting of restricted stock	–	–	–	–	–	(1,126)
Settlement of other stock-based compensation awards	1	(2,557)	–	–	–	1,189
Purchase of 7,051,607 shares of treasury stock	–	(50,000)	–	–	–	(587,967)
Other comprehensive earnings	–	–	–	–	68,740	–
Net earnings	–	–	420,120	–	–	–
Cash dividends paid ($1.340 per share)	–	–	(113,093)	–	–	–
Balance at December 31, 2007	$ 54,830	$ 475,350	$ 3,316,875	$ –	$ 72,171	$ (1,821,118)

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

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

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Net exchange gains or losses resulting from the translation of financial statements of foreign operations and related long-term debt are recorded as a separate component of shareholders’ equity. See Notes 2 and 14 to the Consolidated Financial Statements.

RECLASSIFICATIONS

Certain amounts in the 2006 and 2005 financial statements, as previously reported, have been reclassified to conform to the 2007 presentation.

Under Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), any unearned or deferred compensation (contra-equity accounts) related to awards prior to adoption of SFAS No. 123R shall be eliminated against the appropriate equity accounts. On January 1, 2006, at the date of adoption of SFAS No. 123R, the Company should have recorded the balance in unearned restricted stock compensation and all future activity against additional contributed capital. As such, the activity previously reported in unearned restricted stock compensation for 2006 was netted against additional contributed capital. There was no effect on earnings, assets, liabilities or total shareholders’ equity.

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

VENDOR CONSIDERATION

The Company receives rebates from its vendors to promote their products. The Company provides numerous advertising programs to promote its vendors’ products, including catalogs and other printed media, Internet and other marketing programs. Most of these programs relate to multiple vendors, which makes supporting the specific, identifiable and incremental criteria difficult, and would require numerous assumptions and judgments. Based on the inexact nature of trying to track reimbursements to the exact advertising expenditure for each vendor, the Company treats most vendor advertising allowances as a reduction of cost of merchandise sold rather than a reduction of operating (advertising) expenses. Rebates earned from vendors that are based on purchases are capitalized into inventory as part of product purchase price. These rebates are credited to cost of merchandise sold based on sales. Vendor rebates that are earned based on product sales are credited directly to cost of merchandise sold.

ADVERTISING

Advertising costs are expensed in the year the related advertisement is first presented. Advertising expense was $122.4 million, $115.4 million and $102.3 million for 2007, 2006 and 2005, respectively. The majority of vendor provided allowances are classified as an offset to cost of merchandise sold. Any reimbursements from vendors that are classified as an offset against operating (advertising) costs are recorded when the related advertising is expensed. For additional information see subsection VENDOR CONSIDERATION.

For interim reporting purposes, advertising expense is amortized equally over each period, based on estimated expenses for the full year. Advertising costs for media that have not been distributed by year-end are capitalized as Prepaid expenses. Amounts included in Prepaid expenses at December 31, 2007, 2006 and 2005 were $32.1 million, $30.2 million and $20.8 million, respectively.

WAREHOUSING, MARKETING AND ADMINISTRATIVE EXPENSES

Included in this category are purchasing, branch operations, information services, and marketing and selling expenses, as well as other types of general and administrative costs.

STOCK INCENTIVE PLANS

On January 1, 2006, the Company adopted SFAS No. 123R. SFAS No. 123R requires the Company to measure all share-based payments using a fair-value-based method and record compensation expense related to these payments in the consolidated financial statements. The Company values stock option compensation using a binomial lattice option-pricing model.

See Note 12 to the Consolidated Financial Statements for further information on the adoption of SFAS No. 123R and related disclosures, including pro forma information for prior periods as if the Company had recorded share-based compensation expense.

INCOME TAXES

Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between financial and tax reporting.

OTHER COMPREHENSIVE EARNINGS (LOSSES)

The Company’s Other comprehensive earnings (losses) include foreign currency translation adjustments and unrecognized gains (losses) on postretirement and other employment-related benefit plans. See Note 14 to the Consolidated Financial Statements.

CASH AND MARKETABLE SECURITIES

The Company considers investments in highly liquid debt instruments, purchased with an original maturity of ninety days or less, to be cash equivalents. For cash equivalents, the carrying amount approximates fair value due to the short maturity of these instruments.

The Company’s investments in marketable securities consist of commercial paper to be held to maturity. These investments have an original maturity date of more than 90 days. The investments are issued from high credit quality issuers. The marketable securities are recorded at cost, which approximates fair value.

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

INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined primarily by the last-in, first-out (LIFO) method, which accounts for approximately 73% of total inventory. For the remaining inventory, cost is determined by the first-in, first-out (FIFO) method.

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

The Company capitalized interest costs of $1.4 million, $0.3 million and $0.3 million in 2007, 2006 and 2005, respectively.

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

WARRANTY RESERVES

The Company generally warrants the products it sells against defects for one year. For a significant portion of warranty claims, the manufacturer of the product is responsible for expenses. For warranty expenses not covered by the manufacturer, the Company provides a reserve for future costs based primarily on historical experience. The reserve activity was as follows (in thousands of dollars):

	As of December 31,
	2007	2006	2005

Beginning balance	$ 4,651	$ 3,763	$ 3,428
Returns	(12,781)	(9,579)	(9,179)
Provisions	11,572	10,467	9,514
Ending balance	$ 3,442	$ 4,651	$ 3,763

NEW ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 on January 1, 2007, and the adoption did not have a material effect on its results of operations or financial position. See Note 15 to the Consolidated Financial Statements for further discussion related to FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company does not expect adoption of SFAS No. 157 to have a material effect on its results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement is effective for fiscal years beginning after November 15, 2007. The Company does not expect adoption of SFAS No. 159 to have a material effect on its results of operations or financial position.

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus with respect to EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (Issue 06-11). Under Issue 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital (APIC). The amount recognized in APIC should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. A tax benefit recognized from a dividend on an award that is subsequently forfeited or is no longer expected to vest would be reclassified from APIC to the income statement, if sufficient excess tax benefits are available in the pool of excess tax benefits in APIC. Issue 06-11 is to be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, with early application permitted. The Company does not expect adoption of Issue 06-11 to have a material effect on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The statement is effective for fiscal years beginning after December 15, 2008, and will be applied to acquisitions after adoption by the Company.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51" (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No.160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The statement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that adoption of SFAS No. 160 may have on its results of operations or financial position.

NOTE 3 – BUSINESS ACQUISITIONS

On May 31, 2007, Lab Safety Supply, Inc. (Lab Safety), a wholly owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of McFeely’s Square Drive Screws (McFeely’s). McFeely’s is a direct marketer of specialty fasteners, hardware and tools for the professional woodworking industry. McFeely’s had more than $9 million in sales in 2006. The purchase price and costs of acquisition were $4.7 million in cash and $0.3 million in assumed liabilities. The estimated goodwill recognized in the transaction amounted to $1.2 million and is expected to be fully deductible for tax purposes.

On November 17, 2006, Lab Safety acquired substantially all of the assets and assumed certain liabilities of Professional Inspection Equipment, Inc. and Construction Book Express, Inc. The companies are direct marketers of tools, instruments and reference materials to the building and home inspection markets. The companies had annual sales in 2005 of more than $18 million. The aggregate purchase price for the two companies was $20.9 million in cash and $1.7 million in assumed liabilities. The goodwill recognized in the transaction amounted to $18.7 million and is expected to be fully deductible for tax purposes.

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

NOTE 4 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following table shows the activity in the allowance for doubtful accounts (in thousands of dollars):

	For the Years Ended December 31,
	2007	2006	2005
Balance at beginning of period	$ 18,801	$ 18,401	$ 23,375
Provision for uncollectible accounts	15,436	6,057	1,326
Write-off of uncollectible accounts, less recoveries	(8,755)	(5,660)	(6,380)
Foreign currency exchange impact	348	3	80
Balance at end of period	$ 25,830	$ 18,801	$ 18,401

NOTE 5 – INVENTORIES

Inventories primarily consist of merchandise purchased for resale.

Inventories would have been $287.7 million, $270.0 million and $246.3 million higher than reported at December 31, 2007, 2006 and 2005, respectively, if the FIFO method of inventory accounting had been used for all Company inventories. Net earnings would have increased by $10.8 million, $14.5 million and $4.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, using the FIFO method of accounting. Inventory values using the FIFO method of accounting approximate replacement cost.

NOTE 6 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

The table below summarizes the activity of these investments (in thousands of dollars):

	MonotaRO	MRO Korea	USI-AGI
	Co., Ltd.	Co., Ltd.	Prairies Inc.	Total
Balance at January 1, 2005	$ 2,291	$ –	$ 23,835	$ 26,126
Equity earnings	472	–	2,337	2,809
Loan repayment	–	–	(3,706)	(3,706)
Foreign currency (loss) gain	(329)	–	255	(74)
Balance at December 31, 2005	2,434	–	22,721	25,155
Cash investments	3,988	–	–	3,988
Equity earnings	1,826	–	1,134	2,960
Divestiture	–	–	(24,967)	(24,967)
Change in interest due to issuance of stock by joint venture	453	–	–	453
Foreign currency (loss) gain	(209)	–	1,112	903
Balance at December 31, 2006	8,492	–	–	8,492
Cash investments	–	2,138	–	2,138
Equity earnings	1,401	615	–	2,016
Reinstatement to equity method of accounting	–	1,372	–	1,372
Foreign currency gain	620	121	–	741
Balance at December 31, 2007	$ 10,513	$ 4,246	$ –	$ 14,759
Ownership interest at December 31, 2007	38%	49%	0%

The Company has investments in two Asian companies accounted for under the equity method of accounting. At December 31, 2007, the ownership percentages of the two investments were 38% and 49%.

In 2003, the Company wrote off its investment in MRO Korea Co., Ltd. and subsequently suspended the equity method of accounting even though the business was marginally profitable and self-funding. At that time, the market value of the business was limited because the business had only one significant customer (the other party in the joint venture) and the prospects for growth were dependent upon securing sufficient capital funding. In 2007, the Company and the other business partner in the joint venture agreed to significantly change the business model and fund the expansion of this business. The Company contributed $2.1 million to MRO Korea Co., Ltd., maintaining its 49% ownership, and resumed the equity method of accounting. In conjunction with the reinstatement of the equity accounting method, a credit was recorded to retained earnings for $1.4 million, which represents the accumulated unrecognized equity earnings during the period the equity method was suspended and the write-down recognized in 2003.

In the first quarter of 2006, the Company contributed $4.0 million to MonotaRO Co., Ltd., its 38% owned company in Japan. In the fourth quarter of 2006, an initial public offering by this company resulted in a change of interest of $0.5 million, recorded as additional contributed capital. The market value of this investment, based on the closing stock price on February 19, 2008, was $25.8 million.

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

NOTE 7 – CAPITALIZED SOFTWARE

Amortization of capitalized software is on a straight-line basis over three and five years. Amortization begins when the software is available for its intended use. Amortization expense was $21.0 million, $13.9 million and $7.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

NOTE 8 – SHORT-TERM DEBT

The following summarizes information concerning short-term debt:

	As of December 31,
	2007	2006	2005
	(In thousands of dollars)
Line of Credit
Outstanding at December 31	$ 6,113	$ –	$ –
Maximum month-end balance during the year	$ 11,234	$ –	$ –
Average amount outstanding during the year	$ 7,756	$ –	$ –
Weighted average interest rate during the year	6.48%	–%	–%
Weighted average interest rate at December 31	6.57%	–%	–%

Commercial Paper
Outstanding at December 31	$ 95,947	$ –	$ –
Maximum month-end balance during the year	$ 139,104	$ –	$ –
Average amount outstanding during the year	$ 28,030	$ –	$ –
Weighted average interest rate during the year	5.38%	–%	–%
Weighted average interest rate at December 31	4.30%	–%	–%

The Company had $31.1 million, $8.6 million and $8.6 million of uncommitted lines of credit denominated in foreign currencies at December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, there was $6.1 million outstanding under these lines of credit relating to Grainger China LLC. Grainger China LLC utilizes a line of credit to meet its business expansion and operating needs.

The increase in commercial paper borrowing was primarily to fund an accelerated share repurchase program in August 2007. Refer to Note 13 for further discussion of the Company’s share repurchase program.

The Company and its subsidiaries had committed lines of credit totaling $250.0 million at December 31, 2007, 2006 and 2005, for which the Company compensated a bank through a commitment fee of 0.04% in 2007 and 2006, and 0.07% in 2005. There were no borrowings under the committed lines of credit.

The Company had $15.8 million of letters of credit at December 31, 2007, 2006 and 2005, primarily related to the Company’s casualty insurance program. The Company also had $3.2 million, $3.3 million and $1.4 million at December 31, 2007, 2006 and 2005, respectively, in letters of credit to facilitate the purchase of product from foreign sources.

NOTE 9 - EMPLOYEE BENEFITS

Retirement Plans

A majority of the Company’s employees are covered by a noncontributory profit sharing plan. This plan provides for annual employer contributions generally based upon a formula related primarily to earnings before federal income taxes, limited to 25% of the total eligible compensation paid to all eligible employees. The Company also sponsors additional defined contribution plans, which cover most of the other employees. Provisions under all plans were $130.2 million, $114.3 million and $92.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The Company’s accumulated postretirement benefit obligation (APBO) and net periodic benefit costs include the effect of the federal subsidy provided by the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Medicare Act). The Medicare Act provides a federal subsidy to retiree healthcare benefit plan sponsors that provide a prescription drug benefit that is at least actuarially equivalent to that provided by Medicare. As a result of the subsidy, the APBO has been reduced by $40.4 million, $33.4 million and $30.6 million as of December 31, 2007, 2006 and 2005, respectively. The net periodic benefits costs have been reduced by approximately $6.4 million, $5.6 million and $4.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The net periodic benefits costs charged to operating expenses, which were valued with a measurement date of January 1 for each year, consisted of the following components:

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands of dollars)

Service cost	$ 10,856	$ 9,737	$ 7,577
Interest cost	8,973	7,599	6,287
Expected return on assets	(4,049)	(2,790)	(2,502)
Amortization of prior service credit	(437)	(858)	(858)
Amortization of transition asset	(143)	(143)	(143)
Amortization of unrecognized losses	2,094	2,903	1,923
Net periodic benefits costs	$ 17,294	$ 16,448	$ 12,284

The Company has elected to amortize the amount of net unrecognized losses over a period equal to the average remaining service period for active plan participants expected to retire and receive benefits, or approximately 17.2 years for 2007.

Reconciliations of the beginning and ending balances of the APBO, which is calculated using a December 31 measurement date, the fair value of assets and the funded status of the benefit obligation follow:

	2007	2006	2005
	(In thousands of dollars)

Benefit obligation at beginning of year	$ 155,353	$ 127,598	$ 103,381
Service cost	10,856	9,737	7,577
Interest cost	8,973	7,599	6,287
Plan participants’ contributions	1,575	1,670	1,527
Amendments	(9,433)	5,559	–
Actuarial (gain) loss	(12,754)	7,359	12,843
Benefits paid	(3,929)	(4,277)	(4,017)
Medicare Part D Subsidy received	269	108	–
Benefit obligation at end of year	150,910	155,353	127,598

Fair value of plan assets at beginning of year	67,486	46,503	41,706
Actual returns on plan assets	2,915	6,192	1,515
Employer contributions	6,385	17,398	5,772
Plan participants’ contributions	1,575	1,670	1,527
Benefits paid	(3,929)	(4,277)	(4,017)
Fair value of plan assets at end of year	74,432	67,486	46,503

Funded status	(76,478)	(87,867)	(81,095)
Unrecognized prior service credit	–	–	(8,014)
Unrecognized transition asset	–	–	(1,285)
Unrecognized net actuarial loss	–	–	38,065
Accrued postretirement benefits cost	$ (76,478)	$ (87,867)	$ (52,329)

The amounts recognized in Accumulated other comprehensive earnings consisted of the following components:

	As of December 31,
	2007	2006
	(In thousands of dollars)

Prior service credit	$ (10,592)	$ (1,596)
Transition asset	(1,000)	(1,143)
Net loss	25,405	39,119
Total	$ 13,813	$ 36,380

The components of Accumulated other comprehensive earnings (AOCE) related to the postretirement benefit costs that will be amortized into net periodic postretirement benefit cost in 2008 are as follows (in thousands of dollars):

2008
Amortization of prior service credit	$ (1,215)
Amortization of transition asset	(143)
Amortization of net loss	1,477
Estimated amount amortized from AOCE into net periodic postretirement benefit cost in 2008	$ 119

The benefit obligation was determined by applying the terms of the plan and actuarial models. These models include various actuarial assumptions, including discount rates, assumed rates of return on plan assets and healthcare cost trend rates. The actuarial assumptions also anticipate future cost-sharing changes to retiree contributions that will maintain the current cost-sharing ratio between the Company and the retirees. The Company evaluates its actuarial assumptions on an annual basis and considers changes in these long-term factors based upon market conditions and historical experience.

The plan amendment effective January 1, 2008 (reflected in the 2007 valuation above), changed the out-of-pocket maximums, co-payments and coinsurance amounts for retirees. The plan amendment effective January 1, 2007 (reflected in the 2006 valuation above), changed the retiree contribution percentages for certain age groups.

The following assumptions were used to determine net periodic benefit cost at January 1:

	For the Years Ended December 31,
	2007	2006	2005
Discount rate	5.90%	5.50%	5.75%
Expected long-term rate of return on plan assets, net of tax at 40%	6.00%	6.00%	6.00%
Initial healthcare cost trend rate	10.00%	10.00%	10.00%
Ultimate healthcare cost trend rate	5.00%	5.00%	5.00%
Year ultimate healthcare cost trend rate reached	2017	2016	2016

The following assumptions were used to determine benefit obligations at December 31:

	2007	2006	2005
Discount rate	6.50%	5.90%	5.50%
Expected long-term rate of return on plan assets, net of tax at 40%	6.00%	6.00%	6.00%
Initial healthcare cost trend rate	10.00%	10.00%	10.00%
Ultimate healthcare cost trend rate	5.00%	5.00%	5.00%
Year ultimate healthcare cost trend rate reached	2018	2017	2016

The discount rate assumptions reflect the rates available on high-quality fixed income debt instruments. These rates have been selected due to their similarity to the projected cash flows of the postretirement healthcare benefit plan.

The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A 1 percentage point change in assumed healthcare cost trend rates would have the following effects on December 31, 2007 results:

	1 Percentage Point
	Increase	(Decrease)
	(In thousands of dollars)
Effect on total of service and interest cost	$ 4,652	$ (3,597)
Effect on accumulated postretirement benefit obligation	29,094	(23,181)

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

The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended, and was $6.4 million, $17.4 million and $5.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC.

The Company forecasts the following benefit payments (which include a projection for expected future employee service) and subsidy receipts (in thousands of dollars):

	Estimated gross benefit payments	Estimated Medicare subsidy receipts
2008	$ 3,483	$ (410)
2009	3,986	(491)
2010	4,615	(586)
2011	5,416	(686)
2012	6,322	(803)
2013 – 2017	50,995	(6,572)

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

The net periodic benefits costs charged to operating expenses, which were valued with a measurement date of January 1 for each year, consisted of the following components:

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands of dollars)

Service cost	$ 298	$ 361	$ 277
Interest cost	883	850	791
Amortization of unrecognized losses	127	154	69
Net periodic benefits costs	$ 1,308	$ 1,365	$ 1,137

Reconciliations of the beginning and ending balances of the projected benefit obligation, which is calculated using a December 31 measurement date, the fair value of assets and the status of the benefit obligation follow:

	2007	2006	2005
	(In thousands of dollars)

Benefit obligation at beginning of year	$ 14,906	$ 15,222	$ 13,921
Service cost	298	361	277
Interest cost	883	850	791
Actuarial (gains) losses	(1,972)	(1,095)	562
Benefits paid	–	(432)	(329)
Benefit obligation at end of year	14,115	14,906	15,222

Fair value of plan assets at beginning of year	–	–	–
Employer contributions	–	432	329
Benefits paid	–	(432)	(329)
Fair value of plan assets at end of year	–	–	–

Benefit obligation	(14,115)	(14,906)	(15,222)
Unrecognized net actuarial losses	–	–	1,485
Accrued executive death benefits cost	$ (14,115)	$ (14,906)	$ (13,737)

The amounts recognized as the current and long-term portions of the benefit obligation follow:

	As of December 31,
	2007	2006	2005
	(In thousands of dollars)
Current liabilities	$ (739)	$ (454)	$ (340)
Noncurrent liabilities	(13,376)	(14,452)	(13,397)
Net amounts recognized	$ (14,115)	$ (14,906)	$ (13,737)

Net gains and losses recognized in other comprehensive earnings were gains of $1.9 million in 2007 and losses of $0.2 million in 2006.

The net loss that will be amortized from Accumulated other comprehensive earnings into net periodic benefit cost in 2008 is $0.2 million.

The benefit obligation was determined by applying the terms of the plan and actuarial models. These models include various actuarial assumptions, including discount rates, mortality and salary progression. The Company evaluates its actuarial assumptions on an annual basis and considers changes in these long-term factors based upon market conditions and historical experience.

The following assumptions were used to determine benefit obligations at December 31:

	2007	2006	2005
Discount rate used to determine net periodic benefit cost (January 1 valuation)	5.90%	5.50%	5.75%
Discount rate used to determine benefit obligation (December 31 valuation)	6.40%	5.90%	5.50%
Compensation increase used to determine obligation and cost	4.00%	4.00%	4.00%

The discount rate assumptions reflect the rates available on high-quality fixed income debt instruments. These rates have been selected due to their similarity to the projected cash flows of the Executive Death Benefit Plan.

Projected future benefit payments (in thousands of dollars):

Benefit Payments
2008	$ 739
2009	540
2010	589
2011	641
2012	698
2013 – 2017	4,657

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

The net periodic benefits costs charged to operating expenses, which were valued with a measurement date of January 1 for each year, consisted of the following components:

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands of dollars)
Interest cost	$ 568	$ 573	$ 610
Amortization of unrecognized losses	59	184	108
Net periodic benefits costs	$ 627	$ 757	$ 718

Reconciliations of the beginning and ending balances of the projected benefit obligation, which is calculated using a December 31 measurement date, the fair value of assets and the status of the benefit obligation follow:

	2007	2006	2005
	(In thousands of dollars)

Benefit obligation at beginning of year	$ 10,945	$ 11,419	$ 11,550
Interest cost	568	573	610
Actuarial (gains) losses	(104)	129	179
Benefits paid	(1,258)	(1,176)	(920)
Benefit obligation at end of year	10,151	10,945	11,419

Fair value of plan assets at beginning of year	–	–	–
Employer contributions	1,258	1,176	920
Benefits paid	(1,258)	(1,176)	(920)
Fair value of plan assets at end of year	–	–	–

Accrued deferred compensation costs	$ (10,151)	$ (10,945)	$ (11,419)

The amounts recognized as the current and long-term portions of the benefit obligation follow:

	As of December 31,
	2007	2006	2005
	(In thousands of dollars)
Current liabilities	$ (1,226)	$ (1,229)	$ (928)
Noncurrent liabilities	(8,925)	(9,716)	(10,491)
Net amounts recognized	$ (10,151)	$ (10,945)	$ (11,419)

Net losses recognized in other comprehensive earnings were $0.4 million and $0.5 million in 2007 and 2006, respectively.

The benefit obligation was determined by applying the terms of the plan and actuarial models. These models include various actuarial assumptions, including discount rates, mortality and retirement age. The Company evaluates its actuarial assumptions on an annual basis and considers changes in these long-term factors based upon market conditions and historical experience.

The following assumptions were used to determine benefit obligations at December 31:

	2007	2006	2005
Discount rate used to determine net periodic benefit cost (January 1 valuation )	5.50%	5.25%	5.50%
Discount rate used to determine benefit obligation (December 31 valuation)	5.70%	5.50%	5.25%

The discount rate assumptions reflect the rates available on high-quality fixed income debt instruments. These rates have been selected due to their similarity to the projected cash flows of the Executive Deferred Compensation Plans.

Projected future benefit payments (in thousands of dollars):

Benefit Payments
2008	$ 1,226
2009	1,227
2010	1,197
2011	1,162
2012	1,154
2013 – 2017	5,116

Other Employment-Related Benefit Plans

Certain of the Company’s non-U.S. subsidiaries provide limited non-pension benefits to retirees in addition to government-mandated programs. The cost of these programs is not significant to the Company. Most retirees outside the United States are covered by government-sponsored and administered programs.

NOTE 10 - LONG-TERM DEBT

Long-term debt consisted of the following:

	As of December 31,
	2007	2006	2005
	(In thousands of dollars)
Industrial development revenue and private activity bonds	$ 9,485	$ 9,485	$ 9,485
Less current maturities	4,590	4,590	4,590
	$ 4,895	$ 4,895	$ 4,895

The industrial development revenue and private activity bonds include various issues that bear interest at variable rates capped at 15%, and come due in various amounts from 2009 through 2021. At December 31, 2007, the weighted average interest rate was 3.59%. Interest rates on some of the issues are subject to change at certain dates in the future. The bondholders may require the Company to redeem certain bonds concurrent with a change in interest rates and certain other bonds annually. In addition, $4.6 million of these bonds had an unsecured liquidity facility available at December 31, 2007, for which the Company compensated a bank through a commitment fee of 0.07%. There were no borrowings related to this facility at December 31, 2007. The Company classified $4.6 million of bonds currently subject to redemption options in current maturities of long-term debt at December 31, 2007, 2006 and 2005.

The Company’s debt instruments include only standard affirmative and negative covenants that are normal in debt instruments of similar amounts and structure. The Company’s debt instruments do not contain financial or performance covenants restrictive to the business of the Company, reflecting its strong financial position. The Company is in compliance with all debt covenants for the year ended December 31, 2007.

NOTE 11 – LEASES

The Company leases certain land, buildings and equipment under noncancellable operating leases that expire at various dates through 2036. The Company capitalizes all significant leases that qualify for capitalization, of which there were none at December 31, 2007. Many of the building leases obligate the Company to pay real estate taxes, insurance and certain maintenance costs, and contain multiple renewal provisions, exercisable at the Company’s option. Leases that contain predetermined fixed escalations of the minimum rentals are recognized in rental expense on a straight-line basis over the lease term. Cash or rent abatements received upon entering into certain operating leases are also recognized on a straight-line basis over the lease term.

At December 31, 2007, the approximate future minimum lease payments for all operating leases were as follows (in thousands of dollars):

Future Minimum Lease Payments
2008	$ 38,578
2009	32,618
2010	25,677
2011	21,497
2012	18,725
Thereafter	63,305
Total minimum payments required	200,400
Less amounts representing sublease income	(203)
$ 200,197

Rent expense, including items under lease and items rented on a month-to-month basis, was $42.1 million, $33.4 million and $28.6 million for 2007, 2006 and 2005, respectively. These amounts are net of sublease income of $0.5 million, $0.5 million and $0.4 million for 2007, 2006 and 2005, respectively.

NOTE 12 – STOCK INCENTIVE PLANS

The Company maintains stock incentive plans under which the Company may grant a variety of incentive awards to employees and directors. Shares of common stock were authorized for issuance under the plans in connection with awards of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. As of December 31, 2007, restricted stock, restricted stock units, performance shares, stock units and non-qualified stock options have been granted.

In 2005, the shareholders of the Company approved the 2005 Incentive Plan (“Plan”), which replaced all prior active plans (“Prior Plans”). Awards previously granted under Prior Plans will remain outstanding in accordance with their terms but no new awards are allowed. The Plan authorizes the granting of options to purchase shares at a price of not less than 100% of the closing market price on the last trading day preceding the date of grant. All options expire no later than ten years after the date of grant. A total of 9.5 million shares of common stock have been reserved for issuance under the Plan. As of December 31, 2007, there were 4,418,226 shares available for grant under the Plan.

Effective January 1, 2006, the Company adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) using the modified prospective method. Under this transition method, compensation cost recognized in 2007 and 2006 includes: (a) compensation costs for all share-based payments granted prior to, but not fully vested as of January 1, 2006, based on the grant date fair value as calculated under the pro forma disclosure-only expense provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with provisions of SFAS No. 123R. The results for prior periods have not been restated.

Pre-tax stock-based compensation expense was $35.7 million, $34.8 million, and $10.4 million in 2007, 2006 and 2005, respectively. Related income tax benefits recognized in earnings were $11.8 million, $11.8 million and $3.9 million in 2007, 2006 and 2005, respectively.

Options

In 2007, 2006 and 2005, the Company provided broad-based stock option grants covering 162,100, 187,900 and 231,500 shares, respectively, to those employees who reached major service milestones and were not participants in other stock option programs.

In 2007, 2006 and 2005, the Company issued stock option grants to employees as part of their incentive compensation. Stock option grants were 578,120, 1,234,400 and 1,183,650 for the years 2007, 2006 and 2005, respectively.

Option awards are granted with an exercise price equal to the closing market price of the Company’s stock on the last trading day preceding the date of grant. The options generally vest over three years, although accelerated vesting is provided in certain circumstances. Awards generally expire ten years from the grant date.

Transactions involving stock options are summarized as follows:

	Shares Subject to Option	Weighted Average Price Per Share	Options Exercisable

Outstanding at January 1, 2005	9,205,794	$46.86	4,415,343
Granted	1,415,150	$54.20
Exercised	(1,550,316)	$44.51
Canceled or expired	(378,788)	$48.98
Outstanding at December 31, 2005	8,691,840	$48.37	4,572,250
Granted	1,422,300	$75.87
Exercised	(1,390,461)	$46.35
Canceled or expired	(268,810)	$57.88
Outstanding at December 31, 2006	8,454,869	$53.00	4,627,249
Granted	740,220	$82.21
Exercised	(2,430,523)	$47.74
Canceled or expired	(236,580)	$67.29
Outstanding at December 31, 2007	6,527,986	$58.19	3,447,856

At December 31, 2007, there was $16.4 million of total unrecognized compensation expense related to nonvested option awards, which the Company expects to recognize over a weighted average period of 1.6 years.

The following table summarizes information about stock options exercised (in thousands of dollars):

	For the years ended December 31,
	2007	2006	2005
Fair value of options exercised	$ 31,736	$ 18,152	$ 20,668
Total intrinsic value of options exercised	88,921	38,906	31,577
Fair value of options vested	15,996	15,295	25,574
Settlements of options exercised	113,752	64,437	65,997

Information about stock options outstanding and exercisable as of December 31, 2007, is as follows:

	Options Outstanding				Options Exercisable
		Weighted Average				Weighted Average
Range of Exercise Prices	Number	Remaining Contractual Life	Exercise Price	Intrinsic Value (000’s)	Number	Remaining Contractual Life	Exercise Price	Intrinsic Value (000’s)
$30.88-$44.25	1,025,630	2.87 Years	$41.00	$ 47,711	1,025,630	2.87 Years	$41.00	$ 47,711
$45.50-$54.85	3,321,461	5.56 Years	$51.42	119,905	2,395,576	4.88 Years	$51.08	87,285
$55.20-$70.95	216,400	7.13 Years	$61.99	5,526	12,600	7.01 Years	$61.13	333
$71.21-$93.05	1,964,495	8.65 Years	$78.18	18,356	14,050	8.32 Years	$75.13	174
	6,527,986	6.12 Years	$58.19	$ 191,498	3,447,856	4.31 Years	$48.22	$ 135,503

Effective January 1, 2006, the Company adopted a binomial lattice model for the valuation of stock options. The weighted average fair value of options granted in 2007 and 2006 was $22.92 and $18.91, respectively. The fair value of each option granted in 2007 and 2006 used the following assumptions:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Risk-free interest rate	4.6%	4.9%
Expected life	6 years	6 years
Expected volatility	24.3%	23.9%
Expected dividend yield	1.7%	1.5%

The weighted average fair value of the stock options granted during 2005 was $13.36, based on a Black-Scholes valuation model. The fair value of each option estimated on the date of grant used the following assumptions:

Year Ended December 31, 2005
Risk-free interest rate	4.1%
Expected life	7 years
Expected volatility	20.1%
Expected dividend yield	1.8%

The risk-free interest rate is selected based on yields from U.S. Treasury zero-coupon issues with a remaining term approximately equal to the expected term of the options being valued. The expected life selected for options granted during each year presented represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behavior. Expected volatility is based upon implied and historical volatility of the closing price of the Company’s stock over a period equal to the expected life of each option grant. Historical company information is also the primary basis for selection of expected dividend yield assumptions.

Performance Shares

In 2007 and 2006, the Company awarded performance-based shares to certain executives. Receipt of Company stock is contingent upon the Company meeting sales growth and return on invested capital (ROIC) performance goals. Each participant was granted a base number of shares. At the end of the first year performance period, the number of shares granted will be increased, decreased or remain the same based upon actual Company-wide sales growth versus target sales growth. The shares, as determined at the end of the performance year, will be issued at the end of the third year if the Company’s average target ROIC is achieved during the vesting period.

Performance share value is based upon closing market prices on the last trading day preceding the date of award and is charged to earnings on a straight-line basis over the three year period. Holders of performance shares are entitled to receive cash payments equivalent to cash dividends after the end of the first year performance period. If the performance shares vest, they will be settled by the issuance of Company common stock in exchange for the performance shares on a one-for-one basis.

The following table summarizes the transactions involving performance-based share awards:

	2007	2006
Beginning nonvested shares outstanding	37,812	–
Issuances	83,089	37,812
Cancellations	(4,105)	–
Ending nonvested shares outstanding	116,796	37,812

Weighted average per share value of issuances	$ 68.64	$ 71.23

At December 31, 2007, the unearned compensation related to performance-based share awards outstanding was $4.2 million, which the Company expects to recognize over a weighted average period of 1.7 years.

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

Compensation expense related to restricted stock awards is based upon the closing market price on the last trading day preceding the date of grant and is charged to earnings on a straight-line basis over the vesting period. The following table summarizes the transactions involving restricted stock granted to employees:

	2007	2006	2005
Beginning nonvested shares outstanding	105,000	270,000	322,000
Cancellations	–	(10,000)	(5,000)
Vesting	(40,000)	(155,000)	(47,000)
Ending nonvested shares outstanding	65,000	105,000	270,000

Fair value of shares vested	$ 3.0 million	$ 11.1 million	$ 3.0 million

At December 31, 2007, there was $0.5 million of total unrecognized compensation expense related to nonvested restricted stock, which the Company expects to recognize over a weighted average period of 1.5 years.

Restricted Stock Units (RSUs)

Awards of RSUs are provided for under the stock compensation plans. RSUs granted vest over periods from three to seven years from issuance, although accelerated vesting is provided in certain instances. Holders of RSUs are entitled to receive cash payments equivalent to cash dividends and other distributions paid with respect to common stock. At various times after vesting, RSUs will be settled by the issuance of stock evidencing the conversion of the RSUs into shares of the Company common stock on a one-for-one basis. Compensation expense related to RSUs is based upon the closing market prices on the last trading day preceding the date of award and is charged to earnings on a straight-line basis over the vesting period.

The following table summarizes RSUs activity:

	2007		2006		2005
	Shares	Weighted Average	Shares	Weighted Average	Shares	Weighted Average
Beginning nonvested units	740,200	$65.24	517,000	$49.74	369,800	$47.70
Issuances	421,003	$83.53	408,300	$75.54	239,675	$53.96
Cancellations	(74,030)	$71.99	(26,750)	$66.84	(22,375)	$52.25
Vestings	(104,605)	$75.85	(158,350)	$58.68	(70,100)	$52.54
Ending nonvested units	982,568	$72.91	740,200	$65.24	517,000	$49.74

Fair value of shares vested	$7.5 million		$8.4 million		$3.7 million

At December 31, 2007, there was $38.7 million of total unrecognized compensation expense related to nonvested RSUs which the Company expects to recognize over a weighted average period of 3.4 years.

Director Stock Awards

The Company provides members of the Board of Directors with deferred stock unit grants. A stock unit is the economic equivalent of a share of common stock. The number of units covered by each grant is equal to $60,000 divided by the fair market value of a share of common stock at the time of the grant, rounded up to the next ten-unit increment. The Company also awards stock units in connection with elective deferrals of director fees and dividend equivalents on existing stock units. Deferred fees and dividend equivalents on existing stock units are converted into stock units on the basis of the market value of the stock at the relevant times. Payment of the value of stock units is scheduled to be made after termination of service as a director. As of December 31, 2007, 2006 and 2005, there were eleven, eleven and ten nonemployee directors who held stock units.

The Company recognizes income (expense) for the change in value of equivalent stock units. The following table summarizes activity for stock units related to deferred director fees (dollars in thousands):

	2007		2006		2005
	Units	Dollars	Units	Dollars	Units	Dollars
Beginning balance	61,242	$ 4,283	51,977	$ 3,696	39,398	$ 2,625
Dividends	1,099	95	902	64	722	45
Deferred fees	12,181	1,012	14,844	1,128	15,039	856
Retirement distributions	–	–	(6,481)	(461)	(3,182)	(198)
Unit appreciation (depreciation)	–	1,132	–	(144)	–	368

Ending balance	74,522	$ 6,522	61,242	$ 4,283	51,977	$ 3,696

APB No. 25 Pro Forma Disclosure

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

For the year ended December 31, 2005, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation. For the purposes of this pro forma disclosure, the value of options was estimated using a Black-Scholes option-pricing model.

For the Year Ended December 31, 2005
(In thousands of dollars, except for per share amounts)
Net earnings, as reported	$ 346,324
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax	(16,733)
Add: Stock-based employee compensation cost, net of related tax, included in net earnings, as reported	6,644
Net earnings, pro forma	$ 336,235
Earnings per share:
Basic – as reported	$ 3.87
Basic – pro forma	$ 3.75
Diluted – as reported	$ 3.78
Diluted – pro forma	$ 3.65

NOTE 13– CAPITAL STOCK

The Company had no shares of preferred stock outstanding as of December 31, 2007, 2006 and 2005. The activity of outstanding common stock and common stock held in treasury was as follows:

	2007		2006		2005
	Outstanding Common Stock	Treasury Stock	Outstanding Common Stock	Treasury Stock	Outstanding Common Stock	Treasury Stock
Balance at beginning of period	84,067,627	25,590,311	89,715,641	19,952,297	90,597,427	19,075,511
Exercise of stock options, net of 3,318, 0 and 47,057 shares swapped in stock-for-stock exchange	2,427,205	(2,427,205)	1,390,461	(1,390,461)	1,503,259	(1,503,259)
Cancellation of shares related to tax withholdings on restricted stock vesting	(14,867)	14,867	(59,297)	59,297	(15,493)	15,493
Settlement of restricted stock units, net of 16,739, 6,228 and 3,017 shares retained, respectively	31,057	(29,776)	13,822	(13,822)	7,748	(7,748)
Cancellation of restricted shares	–	–	(10,000)	–	(5,000)	–
Purchase of treasury shares	(7,051,607)	7,051,607	(6,983,000)	6,983,000	(2,372,300)	2,372,300
Balance at end of period	79,459,415	30,199,804	84,067,627	25,590,311	89,715,641	19,952,297

On August 17, 2007, the Company’s Board of Directors authorized the restoration of the share repurchase program to 10 million shares. The program, which has no stated expiration date, replaced the existing 10 million share program that was authorized in October 2006. A total of 4,010,200 shares had been acquired under the prior program.

On August 20, 2007, the Company entered into an accelerated share repurchase agreement (ASR) with Goldman, Sachs & Co. (Goldman) to purchase $500 million of its outstanding common stock. The Company paid Goldman $500 million on August 23, 2007, in exchange for an initial delivery of 5,316,007 shares. The ASR was treated as an equity transaction. At settlement, the Company was to receive or pay additional shares of its common stock or cash (at Grainger’s option), based upon the volume weighted average price during the term of the agreement. The ASR was completed on January 4, 2008. See Note 22 to the Consolidated Financial Statements for further discussion related to the ASR.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE EARNINGS

The following table sets forth the components of Accumulated other comprehensive earnings (losses), (in thousands of dollars):

	As of December 31,
	2007	2006	2005
Foreign currency translation adjustments	$ 94,683	$ 31,859	$ 33,188
Effect of adopting SFAS No. 158 related to postretirement benefit plans and other employment-related benefit plans	–	(36,783)	–
Postretirement benefit plan
Prior service credit	10,592	–	–
Transition asset	1,000	–	–
Unrecognized (losses)	(25,405)	–	–
Unrecognized gains (losses) on other employment-related benefit plans	1,335	(524)	(579)
Deferred tax (liability) asset	(10,034)	8,879	(5,527)
Total accumulated other comprehensive earnings	$ 72,171	$ 3,431	$ 27,082

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132R” (SFAS No. 158). SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. SFAS No. 158 requires funded status changes of a defined benefit postretirement plan within accumulated other comprehensive earnings, net of tax, to the extent such changes are not recognized in earnings as components of net periodic benefit costs. The Company adopted SFAS No. 158 during the fourth quarter of 2006. As a result of the adoption, Grainger recorded an additional liability of $36.8 million to Accrued employment-related benefit costs offset by $14.3 million of deferred income taxes and a reduction of Accumulated other comprehensive earnings.

Foreign currency translation adjustments result from the translation of assets and liabilities of foreign subsidiaries and are accumulated in this section of Shareholders’ Equity. The increase in foreign currency translation adjustments in 2007 is primarily due to the weakening of the U.S. dollar versus the Canadian dollar.

NOTE 15 – INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Income tax expense consisted of (in thousands of dollars):

	For the Years Ended December 31,
	2007	2006	2005
Current provision:
Federal	$ 238,220	$ 172,961	$ 134,194
State	42,401	31,725	27,517
Foreign	15,329	5,080	976
Total current	295,950	209,766	162,687

Deferred tax provision (benefit):
Federal	(28,520)	8,996	17,575
State	(5,013)	1,636	3,298
Foreign	(676)	(774)	2,790
Total Deferred	(34,209)	9,858	23,663
Total provision	$ 261,741	$ 219,624	$ 186,350

Earnings before income taxes by geographical area consisted of the following (in thousands of dollars):

	For the Years Ended December 31,
	2007	2006	2005
United States	$ 646,762	$ 588,322	$ 518,038
Canada	38,766	12,387	9,702
Other countries	(3,667)	2,314	4,934
	$ 681,861	$ 603,023	$ 532,674

The income tax effects of temporary differences that gave rise to the net deferred tax asset were (in thousands of dollars):

	As of December 31,
	2007	2006	2005
Deferred tax assets:
Inventory	$ 19,577	$ 13,809	$ 28,817
Accrued expenses	30,295	28,606	30,463
Accrued employment-related benefits	111,147	99,006	71,446
Foreign operating loss carryforwards	10,239	9,530	9,272
Property, buildings and equipment	3,189	–	–
Other	8,064	8,582	7,364
Deferred tax assets	182,511	159,533	147,362
Less valuation allowance	(13,551)	(13,461)	(10,872)
Deferred tax assets, net of valuation allowance	$ 168,960	$ 146,072	$ 136,490

Deferred tax liabilities:
Purchased tax benefits	$ (6,779)	$ (7,715)	$ (8,965)
Property, buildings and equipment	–	(4,303)	(17,423)
Intangibles	(16,884)	(14,182)	(10,219)
Software	(9,710)	(10,627)	(7,177)
Prepaids	(16,625)	(14,111)	(1,950)
Foreign currency gain	(13,661)	(4,453)	(4,599)
Deferred tax liabilities	(63,659)	(55,391)	(50,333)
Net deferred tax asset	$ 105,301	$ 90,681	$ 86,157

The net deferred tax asset is classified as follows:
Current assets	$ 56,663	$ 48,123	$ 76,474
Noncurrent assets	54,658	48,793	16,702
Noncurrent liabilities (foreign)	(6,020)	(6,235)	(7,019)
Net deferred tax asset	$ 105,301	$ 90,681	$ 86,157

At December 31, 2007, the Company had $32.3 million of foreign operating loss carryforwards related to foreign operations, some of which begin to expire in 2008. The valuation allowance represents a provision for uncertainty as to the realization of the tax benefits of these carryforwards. In addition, the Company recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized.

The changes in the valuation allowance were as follows (in thousands of dollars):

	For the Years Ended December 31,
	2007	2006	2005
Beginning balance	$ 13,461	$ 10,872	$ 10,265
Increase (decrease) related to foreign net operating loss carryforwards	1,329	(70)	607
(Decrease) increase related to capital losses and other	(1,239)	2,659	–
Ending balance	$ 13,551	$ 13,461	$ 10,872

A reconciliation of income tax expense with federal income taxes at the statutory rate follows (in thousands of dollars):

	For the Years Ended December 31,
	2007	2006	2005
Federal income tax at the 35% statutory rate	$ 238,651	$ 211,058	$ 186,436
State income taxes, net of federal income tax benefit	24,302	22,795	20,030
Resolution of prior year tax contingencies	–	(12,200)	(9,700)
Other – net	(1,212)	(2,029)	(10,416)
Income tax expense	$ 261,741	$ 219,624	$ 186,350
Effective tax rate	38.4%	36.4%	35.0%

Undistributed earnings of foreign subsidiaries at December 31, 2007, amounted to $10.5 million. No provision for deferred U.S. income taxes has been made for these subsidiaries because the Company intends to permanently reinvest such earnings in those foreign operations. Additionally, if such earnings were repatriated, U.S. taxes payable would be substantially eliminated by available tax credits arising from taxes paid outside of the United States.

On January 1, 2007, the Company adopted the provisions of FIN 48. As a result, the Company recognized a decrease of approximately $0.9 million in the liability for tax uncertainties, which resulted in an increase to the January 1, 2007, balance of Retained earnings.

The changes in the liability for tax uncertainties, excluding interest and penalties, are as follows (in thousands of dollars):

2007
Balance at beginning of year	$ 15,274
Additions based on tax positions related to the current year	3,060
Reductions for tax positions of prior years	(4,729)
Settlements (audit payments) refunds – net	(37)
Balance at end of year	$ 13,568

The Company classifies the liability for tax uncertainties in Deferred income taxes and tax uncertainties. Included in this amount is $3.3 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Any changes in the timing of deductibility of these items would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company regularly undergoes examination of its federal income tax returns by the Internal Revenue Service (IRS). The Company and the IRS have settled tax years through 2004. The Company is not currently under examination by the IRS nor under notice of a pending examination. The Company is also subject to state and local income tax audits and foreign jurisdiction tax audits. The Company’s tax years 2002 – 2007 remain subject to state, local and foreign audits. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next twelve months.

The Company recognizes interest expense and penalties in the provision for income taxes. The current year provision includes $0.7 million for interest and penalties. The Company accrued $1.1 million for interest and penalties at December 31, 2007.

NOTE 16 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the year. Diluted earnings per share is based on the combination of weighted average number of shares outstanding and dilutive potential shares. The Company had additional outstanding stock options of 0.01 million, 1.36 million and 0.04 million for the years ended December 31, 2007, 2006 and 2005, respectively, that were excluded from the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands, except for per share amounts)
Net earnings	$ 420,120	$ 383,399	$ 346,324

Denominator for basic earnings per share – weighted average shares	82,404	87,839	89,569
Effect of dilutive securities – stock-based compensation	2,641	2,685	2,019
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	85,045	90,524	91,588

Basic earnings per common share	$ 5.10	$ 4.36	$ 3.87

Diluted earnings per common share	$ 4.94	$ 4.24	$ 3.78

NOTE 17 – PREFERRED SHARE PURCHASE RIGHTS

The Company has a shareholder rights plan, under which there is outstanding one preferred share purchase right (Right) for each outstanding share of the Company’s common stock. Each Right, under certain circumstances, may be exercised to purchase one one-hundredth of a share of Series A-1999 Junior Participating Preferred Stock (intended to be the economic equivalent of one share of the Company’s common stock) at a price of $250.00, subject to adjustment. The Rights become exercisable only after a person or group, other than a person or group exempt under the plan, acquires or announces a tender offer for 15% or more of the Company’s common stock. If a person or group, other than a person or group exempt under the plan, acquires 15% or more of the Company’s common stock or if the Company is acquired in a merger or other business combination transaction, each Right generally entitles the holder, other than such person or group, to purchase, at the then-current exercise price, stock and/or other securities or assets of the Company or the acquiring company having a market value of twice the exercise price.

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

NOTE 18 – SEGMENT INFORMATION

The Company has three reportable segments: Grainger Branch-based, Acklands – Grainger Branch-based and Lab Safety. Grainger Branch-based is an aggregation of the following business units: Grainger Industrial Supply, Grainger, S.A. de C.V. (Mexico), Grainger Caribe Inc. (Puerto Rico) and Grainger China LLC (China). Acklands – Grainger is the Company’s Canadian branch-based distribution business. Lab Safety is a direct marketer of safety and other industrial products.

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

The following is the segment information (in thousands of dollars):

	2007
	Grainger Branch-based	Acklands – Grainger Branch-based	Lab Safety	Total
Total net sales	$ 5,352,520	$ 636,524	$434,663	$6,423,707
Intersegment net sales	(1,997)	–	(3,696)	(5,693)
Net sales to external customers	5,350,523	636,524	430,967	6,418,014

Segment operating earnings	669,441	44,218	54,287	767,946

Segment assets	2,107,408	502,414	212,627	2,822,449
Depreciation and amortization	100,082	10,786	9,126	119,994
Additions to long-lived assets	$ 155,936	$ 10,794	$ 7,844	$ 174,574

	2006
	Grainger Branch-based	Acklands – Grainger Branch-based	Lab Safety	Total
Total net sales	$ 4,910,836	$ 565,098	$411,511	$5,887,445
Intersegment net sales	(1,214)	–	(2,577)	(3,791)
Net sales to external customers	4,909,622	565,098	408,934	5,883,654

Segment operating earnings	593,455	15,242	52,283	660,980

Segment assets	1,938,270	394,707	215,515	2,548,492
Depreciation and amortization	88,753	9,505	8,099	106,357
Additions to long-lived assets	$ 112,414	$ 8,238	$ 37,733	$ 158,385

	2005
	Grainger Branch-based	Acklands – Grainger Branch-based	Lab Safety	Total
Total net sales	$ 4,649,200	$ 502,021	$380,091	$5,531,312
Intersegment net sales	(2,125)	–	(2,551)	(4,676)
Net sales to external customers	4,647,075	502,021	377,540	5,526,636

Segment operating earnings	522,635	14,003	52,712	589,350

Segment assets	1,821,897	389,855	175,201	2,386,953
Depreciation and amortization	80,994	7,638	7,756	96,388
Additions to long-lived assets	$ 129,326	$ 17,405	$ 27,107	$ 173,838

Following are reconciliations of the segment information with the consolidated totals per the financial statements (in thousands of dollars):

	2007	2006	2005
Operating earnings:
Total operating earnings for reportable segments	$ 767,946	$ 660,980	$ 589,350
Unallocated expenses	(97,293)	(82,909)	(70,361)
Total consolidated operating earnings	$ 670,653	$ 578,071	$ 518,989
Assets:
Total assets for reportable segments	$ 2,822,449	$ 2,548,492	$ 2,386,953
Unallocated assets	271,579	497,596	720,968
Total consolidated assets	$ 3,094,028	$ 3,046,088	$ 3,107,921

2007
	Segment Totals	Unallocated	Consolidated Total
Other significant items:
Depreciation and amortization	$ 119,994	$ 12,005	$ 131,999
Additions to long-lived assets	$ 174,574	$ 25,558	$ 200,132

		Revenues	Long-lived Assets
Geographic information:
United States		$ 5,643,500	$ 961,624
Canada		640,121	206,133
Other foreign countries		134,393	20,135
		$ 6,418,014	$ 1,187,892
2006
	Segment Totals	Unallocated	Consolidated Total
Other significant items:
Depreciation and amortization	$ 106,357	$ 12,211	$ 118,568
Additions to long-lived assets	$ 158,385	$ 14,268	$ 172,653

		Revenues	Long-Lived Assets
Geographic information:
United States		$ 5,197,240	$ 909,188
Canada		567,626	176,097
Other foreign countries		118,788	8,784
		$ 5,883,654	$ 1,094,069

2005
	Segment Totals	Unallocated	Consolidated Total
Other significant items:
Depreciation and amortization	$ 96,388	$ 12,394	$ 108,782
Additions to long-lived assets	$ 173,838	$ 5,528	$ 179,366

		Revenues	Long-Lived Assets
Geographic information:
United States		$ 4,897,309	$ 864,154
Canada		504,373	178,609
Other foreign countries		124,954	4,610
		$ 5,526,636	$ 1,047,373

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

Unallocated expenses increased $14.4 million in the year ended December 31, 2007, when compared with the prior year primarily driven by payroll and benefits due to increased incentive-related expenses as a result of the Company’s performance. Unallocated assets decreased $226.0 million in the year ended December 31, 2007, when compared with the prior year primarily driven by the decrease in non-operating cash and cash equivalents related to the Company’s ongoing share repurchase program.

The change in the carrying amount of goodwill by segment from January 1, 2005 to December 31, 2007, is as follows:

Goodwill, net by Segment	Acklands – Grainger Branch-based	Lab Safety	Total
Balance at January 1, 2005	$ 117,083	$ 47,928	$ 165,011
Acquisition	–	14,019	14,019
Translation	3,696	–	3,696
Balance at December 31, 2005	120,779	61,947	182,726
Acquisitions	–	28,276	28,276
Translation	(331)	–	(331)
Balance at December 31, 2006	120,448	90,223	210,671
Acquisition	–	1,473	1,473
Translation	20,884	–	20,884
Balance at December 31, 2007	$ 141,332	$ 91,696	$ 233,028

NOTE 19 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of selected quarterly information for 2007 and 2006 is as follows:

	2007 Quarter Ended
	(In thousands of dollars, except for per share amounts)
	March 31	June 30	September 30	December 31	Total
Net sales	$ 1,546,658	$ 1,601,011	$ 1,658,592	$ 1,611,753	$ 6,418,014
Cost of merchandise sold	914,570	960,546	999,003	940,272	3,814,391
Gross profit	632,088	640,465	659,589	671,481	2,603,623
Warehousing, marketing and administrative expenses	469,503	473,890	485,257	504,320	1,932,970
Operating earnings	162,585	166,575	174,332	167,161	670,653
Net earnings	101,787	104,791	109,150	104,392	420,120
Earnings per share - basic	1.21	1.25	1.33	1.32	5.10
Earnings per share - diluted	$ 1.17	$ 1.21	$ 1.29	$ 1.28	$ 4.94
	2006 Quarter Ended
	(In thousands of dollars, except for per share amounts)
	March 31	June 30	September 30	December 31	Total
Net sales	$ 1,419,117	$ 1,482,880	$ 1,519,499	$ 1,462,158	$ 5,883,654
Cost of merchandise sold	848,790	899,575	920,412	860,727	3,529,504
Gross profit	570,327	583,305	599,087	601,431	2,354,150
Warehousing, marketing and administrative expenses	435,910	438,761	447,774	453,634	1,776,079
Operating earnings	134,417	144,544	151,313	147,797	578,071
Net earnings	86,233	93,739	104,494	98,933	383,399
Earnings per share - basic	0.96	1.05	1.20	1.15	4.36
Earnings per share - diluted	$ 0.93	$ 1.02	$ 1.16	$ 1.13	$ 4.24

The 2006 fourth quarter included a $0.06 per share benefit from a reduction of deferred tax liabilities related to property, buildings and equipment. The 2006 third quarter included a $0.09 per share benefit from the resolution of uncertainties related to the audit of the 2004 tax year.

NOTE 20 – UNCLASSIFIED – NET

The components of Unclassified – net were as follows (in thousands of dollars):

	For the Years Ended December 31,
	2007	2006	2005
Income items	$ 404	$ 359	$ 25
Expense items	(363)	(228)	(168)
Unclassified – net	$ 41	$ 131	$ (143)

NOTE 21 – CONTINGENCIES AND LEGAL MATTERS

The Company has an outstanding guarantee relating to an industrial revenue bond assumed by the buyer of one of the Company’s formerly owned facilities. The maximum exposure under this guarantee is $8.5 million and it expires on December 15, 2008. The Company has not recorded any liability relating to this guarantee and believes it is unlikely that material payments will be required.

The Company has been named, along with numerous other nonaffiliated companies, as a defendant in litigation in various states involving asbestos and/or silica. These lawsuits typically assert claims of personal injury arising from alleged exposure to asbestos and/or silica as a consequence of products purportedly distributed by the Company. As of January 14, 2008, the Company is named in cases filed on behalf of approximately 2,800 plaintiffs in which there is an allegation of exposure to asbestos and/or silica.

The Company has denied, or intends to deny, the allegations in all of the above-described lawsuits. In 2007, lawsuits relating to asbestos and/or silica and involving approximately 250 plaintiffs were dismissed with respect to the Company, typically based on the lack of product identification. If a specific product distributed by the Company is identified in any of these lawsuits, the Company would attempt to exercise indemnification remedies against the product manufacturer. In addition, the Company believes that a substantial number of these claims are covered by insurance. The Company is engaged in active discussions with its insurance carriers regarding the scope and amount of coverage. While the Company is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is a party to a contract with the United States General Services Administration (the “GSA”) first entered into in 1999 and subsequently extended in 2004. The GSA contract has been the subject of an ongoing audit performed by the GSA’s Office of the Inspector General (the “OIG”) and the Company has previously responded to subpoenas issued by the OIG in connection with its audit. In December of 2007, the Company received a letter from the Justice Department’s Commercial Litigation Branch of the Civil Division suggesting that the Company had not complied with the GSA contract’s disclosure obligations and pricing provisions, and had potentially overcharged government customers under the contract. On January 29, 2008, the Justice Department intervened in a civil “qui tam” action previously filed under seal by a former employee of the Company in the U. S. District Court for the Eastern District of Wisconsin relating to the GSA contract. The complaint alleges that the Company failed to comply with the pricing provisions of the GSA contract and that sales made by the Company pursuant to the contract violated the Buy American Act and Trade Agreement Act. The complaint seeks various remedies including treble damages, statutory penalties and disgorgement of profits. Although the Company believes that it has complied with the GSA contract in all material respects, it is unable, at this time, to predict the outcome of this matter.

In addition to the foregoing, from time to time the Company is involved in various other legal and administrative proceedings that are incidental to its business, including claims relating to product liability, general negligence, environmental issues, employment, intellectual property and other matters. As a government contractor, from time to time the Company is also subject to governmental or regulatory inquiries or audits or other proceedings, including those related to pricing compliance and Trade Agreement Act compliance. It is not expected that the ultimate resolution of any of these matters will have, either individually or in the aggregate, a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 22 – SUBSEQUENT EVENTS

On January 4, 2008, pursuant to the Company’s accelerated share repurchase agreement (ASR), Goldman, Sachs & Co. (Goldman) informed the Company that it had completed its obligations under the agreement. As described in Note 13, final settlement of the agreement would be based on the volume weighted average price of the Company’s shares during the purchase period and the initial number of shares delivered. Accordingly, the Company received 415,274 shares of its common stock from Goldman as final settlement of the ASR. A total of 5,731,281 shares were repurchased under the ASR.