Form 10-Q
period 2008-03-31
GRAINGER W W INC
filed 2008-05-08
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”

“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

There were 76,507,214 shares of the Company’s Common Stock outstanding as of March 31, 2008.

TABLE OF CONTENTS
		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the Three Months Ended March 31, 2008 and March 31, 2007	3

	Condensed Consolidated Statements of Comprehensive Earnings for the Three Months Ended March 31, 2008 and March 31, 2007	4

	Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	5 - 6

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and March 31, 2007	7 - 8

	Notes to Condensed Consolidated Financial Statements	9 - 13

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	14 – 20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 6.	Exhibits	24

Signatures		25

EXHIBITS

Exhibit 11	Computations of Earnings Per Share

Exhibits 31 & 32	Certifications

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands of dollars, except for per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007

Net sales	$ 1,661,046	$ 1,546,658

Cost of merchandise sold	981,112	914,570

Gross profit	679,934	632,088

Warehousing, marketing and administrative expenses	494,111	469,503

Operating earnings	185,823	162,585

Other income and (expense):
Interest income	804	4,022
Interest expense	(1,433)	(577)
Equity in net income (loss) of unconsolidated entities	737	(342)
Unclassified – net	569	33
Total other income and (expense)	677	3,136

Earnings before income taxes	186,500	165,721

Income taxes	72,262	63,934

Net earnings	$ 114,238	$ 101,787

Earnings per share:
Basic	$ 1.47	$ 1.21

Diluted	$ 1.43	$ 1.17

Weighted average number of shares outstanding:
Basic	77,933,996	83,979,114

Diluted	80,131,555	86,758,949

Cash dividends paid per share	$ 0.35	$ 0.29

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2008	2007

Net earnings	$ 114,238	$ 101,787

Other comprehensive earnings (losses):

Foreign currency translation adjustments, net of tax benefit (expense) of $2,008 and $(528), respectively	(9,898)	2,583

Comprehensive earnings	$ 104,340	$ 104,370

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except for per share amounts)

(Unaudited)

ASSETS	March 31, 2008	Dec. 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$ 117,429	$ 113,437
Marketable securities at cost,
which approximates market value	–	20,074
Accounts receivable (less allowances for doubtful
accounts of $28,326 and $25,830, respectively)	644,933	602,650
Inventories	966,326	946,327
Prepaid expenses and other assets	67,011	61,666
Deferred income taxes	58,822	56,663
Total current assets	1,854,521	1,800,817

PROPERTY, BUILDINGS AND EQUIPMENT	2,032,230	2,004,276
Less accumulated depreciation and amortization	1,146,667	1,125,931
Property, buildings and equipment – net	885,563	878,345

DEFERRED INCOME TAXES	61,592	54,658

INVESTMENT IN UNCONSOLIDATED ENTITIES	16,547	14,759

GOODWILL	228,485	233,028

OTHER ASSETS AND INTANGIBLES – NET	109,125	112,421

TOTAL ASSETS	$ 3,155,833	$ 3,094,028

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands of dollars, except for per share amounts)

(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY	March 31, 2008	Dec. 31, 2007

CURRENT LIABILITIES
Short-term debt	$ 329,517	$ 102,060
Current maturities of long-term debt	4,590	4,590
Trade accounts payable	339,544	297,929
Accrued compensation and benefits	124,399	182,275
Accrued contributions to employees’
profit sharing plans	39,980	126,483
Accrued expenses	84,226	102,607
Income taxes payable	71,253	10,459
Total current liabilities	993,509	826,403

LONG-TERM DEBT (less current maturities)	4,895	4,895

DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	21,440	20,727

ACCRUED EMPLOYMENT-RELATED BENEFITS	145,762	143,895

SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	–	–
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	54,830	54,830
Additional contributed capital	532,980	475,350
Retained earnings	3,403,049	3,316,875
Accumulated other comprehensive earnings	62,273	72,171
Treasury stock, at cost – 33,152,005 and 30,199,804 shares, respectively	(2,062,905)	(1,821,118)

Total shareholders' equity	1,990,227	2,098,108

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 3,155,833	$ 3,094,028

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$ 114,238	$ 101,787
Provision for losses on accounts receivable	4,706	1,981
Deferred income taxes and tax uncertainties	(6,370)	3,294
Depreciation and amortization:
Property, buildings and equipment	25,333	23,888
Capitalized software and other intangibles	6,223	6,035
Stock-based compensation	8,084	7,207
Tax benefit of stock incentive plans	54	888
Net gains on sales of property, buildings and equipment	(1,316)	(1,300)
(Income) losses from unconsolidated entities	(737)	342
Change in operating assets and liabilities:
(Increase) in accounts receivable	(48,937)	(46,013)
(Increase) decrease in inventories	(23,619)	12,342
(Increase) in prepaid expenses	(5,355)	(7,733)
Increase in trade accounts payable	41,468	44,004
(Decrease) in other current liabilities	(162,485)	(111,123)
Increase in current income taxes payable	60,932	44,171
Increase in accrued employment-related benefits cost	1,867	6,255
Other – net	(778)	(3,612)

Net cash provided by operating activities	13,308	82,413

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment – net of dispositions	(31,062)	(32,246)
Additions to capitalized software	(2,313)	(727)
Other – net	19,871	12,389

Net cash used in investing activities	$ (13,504)	$ (20,584)

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in commercial paper	$ 223,913	$ –
Borrowings under line of credit	3,921	–
Payments against line of credit	(54)	–
Stock options exercised	3,559	31,277
Excess tax benefits from stock-based compensation	907	6,784
Purchase of treasury stock	(196,437)	(98,698)
Cash dividends paid	(28,064)	(24,519)

Net cash provided by (used in) financing activities	7,745	(85,156)

Exchange rate effect on cash and cash equivalents	(3,557)	328

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,992	(22,999)

Cash and cash equivalents at beginning of year	113,437	348,471

Cash and cash equivalents at end of period	$ 117,429	$ 325,472

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

The Condensed Consolidated Financial Statements of the Company and the related notes are unaudited and should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

The Condensed Consolidated Balance Sheet as of December 31, 2007, has been derived from the audited consolidated financial statements at that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information reflects all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the statements contained herein.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING STANDARD

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 amends and expands the disclosure requirements related to derivative instruments and hedging activities which will enable investors to better understand the effects on an entity’s financial statements, financial position and cash flows. The statement is effective for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material effect on its results of operations or financial position.

3.	DIVIDEND

On April 30, 2008, the Company’s Board of Directors declared a quarterly dividend of 40 cents per share, payable June 1, 2008, to shareholders of record on May 12, 2008. This represents a 14% increase from the prior quarterly rate of 35 cents per share.

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

The warranty reserve activity was as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands of dollars)

Beginning balance	$ 3,443	$ 4,651
Returns	(3,308)	(4,382)
Provision	3,112	3,468
Ending balance	$ 3,247	$ 3,737

5.	SHORT-TERM DEBT

At March 31, 2008, there was $319.9 million of commercial paper outstanding. The increase in the first quarter of 2008 was primarily due to the Company’s share repurchase program and annual cash payments for profit sharing and bonuses, and other operating needs.

In addition, at March 31, 2008, there was $9.6 million outstanding relating to the Grainger China LLC line of credit which has a maximum borrowing limit of US$21.0 million or the equivalent Chinese Renminbi. Grainger China LLC utilizes the line of credit to meet its business expansion and operating needs.

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

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components:

	Three Months Ended March 31,
	2008	2007
	(In thousands of dollars)

Service cost	$ 2,425	$ 2,714
Interest cost	2,373	2,243
Expected return on assets	(1,116)	(1,012)
Amortization of transition asset	(36)	(36)
Amortization of unrecognized losses	328	523
Amortization of prior service credits	(304)	(109)
Net periodic benefit costs	$ 3,670	$ 4,323

The Company has established a Group Benefit Trust to fund the plan and process benefit payments. The funding of the trust is an estimated amount, which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended. There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC. During the three months ended March 31, 2008 and 2007, the Company contributed $0.9 million and $0.5 million to the trust, respectively.

7.	SEGMENT INFORMATION

The three reportable segments are Grainger Branch-based, Acklands – Grainger Branch-based (Acklands – Grainger) and Lab Safety Supply, Inc. (Lab Safety). Grainger Branch-based is an aggregation including the following: Grainger Industrial Supply, Grainger, S.A. de C.V. (Mexico), Grainger Caribe Inc. (Puerto Rico) and Grainger China LLC (China). Acklands – Grainger is the Company’s Canadian branch-based distribution business. Lab Safety is a direct marketer of safety and other industrial products.

Three Months Ended March 31, 2008
	Grainger Branch-based	Acklands - Grainger Branch-based	Lab Safety	Total
(In thousands of dollars)
Total net sales	$ 1,372,501	$ 177,303	$ 112,835	$ 1,662,639
Intersegment net sales	(638)	–	(955)	(1,593)
Net sales to external customers	$ 1,371,863	$ 177,303	$ 111,880	$ 1,661,046

Segment operating earnings	$ 175,853	$ 11,675	$ 14,804	$ 202,332

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Three Months Ended March 31, 2007
	Grainger Branch-based	Acklands - Grainger Branch-based	Lab Safety	Total
(In thousands of dollars)
Total net sales	$ 1,296,382	$ 142,050	$ 109,100	$ 1,547,532
Intersegment net sales	(233)	–	(641)	(874)
Net sales to external customers	$ 1,296,149	$ 142,050	$ 108,459	$ 1,546,658

Segment operating earnings	$ 160,242	$ 8,948	$ 14,610	$ 183,800

	Grainger Branch-based	Acklands – Grainger Branch-based	Lab Safety	Total
(In thousands of dollars)
Segment assets:
March 31, 2008	$ 2,180,031	$ 487,685	$ 213,329	$ 2,881,045

December 31, 2007	$ 2,107,408	$ 502,414	$ 212,627	$ 2,822,449

Following are reconciliations of segment information with the consolidated totals per the financial statements:

	Three Months Ended March 31,
	2008	2007
	(In thousands of dollars)
Operating earnings:
Total operating earnings for reportable segments	$ 202,332	$ 183,800
Unallocated expenses and eliminations	(16,509)	(21,215)
Total consolidated operating earnings	$ 185,823	$ 162,585

	March 31, 2008	December 31, 2007
(In thousands of dollars)
Assets:
Total assets for reportable segments	$ 2,881,045	$ 2,822,449
Unallocated assets	274,788	271,579
Total consolidated assets	$ 3,155,833	$ 3,094,028

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Unallocated expenses and unallocated assets primarily relate to the Company headquarters’ support services, which are not part of any business segment. Unallocated expenses include payroll and benefits, depreciation and other costs associated with headquarters-related support services. Unallocated assets include non-operating cash and cash equivalents, certain prepaid expenses, deferred income taxes and property, buildings and equipment – net.

8.	LEGAL PROCEEDINGS

As previously reported, the Company received a letter in December 2007 from the Commercial Litigation Branch of the Civil Division of the Department of Justice (the “DOJ”) regarding the Company’s contract with the United States General Services Administration (the “GSA”). The letter suggested that the Company had not complied with the contract’s disclosure obligations and pricing provisions, and had potentially overcharged government customers under the contract. As also reported, the DOJ subsequently intervened in a previously filed civil “qui tam” action alleging non-compliance with the contract and with the country of origin provisions of the Trade Agreement Act.

In March 2008, the Company began the process of meeting with the DOJ to discuss the DOJ’s allegations and damage estimates. The timing and outcome of these discussions are uncertain and could include settlement or civil litigation by the DOJ to recover, among other amounts, treble damages and penalties under the False Claims Act. While this matter is not expected to have a material adverse effect on the Company’s financial position, an unfavorable resolution could result in material payments by the Company. The Company continues to believe that it has complied with the GSA contract in all material respects.

9.	SUBSEQUENT EVENTS

On May 6, 2008, the Company entered into a four year term loan of $500 million. Proceeds are expected to be used primarily to pay down short-term debt, fund additional share repurchases and for general corporate purposes. The loan does not contain any financial covenants. There are non-financial covenants that are consistent with the Company’s size and credit quality.

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

Grainger’s three reportable segments are Grainger Branch-based, Acklands – Grainger Branch-based (Acklands – Grainger) and Lab Safety Supply, Inc. (Lab Safety). Grainger Branch-based is an aggregation including the following business units: Grainger Industrial Supply, Grainger, S.A. de C.V. (Mexico), Grainger Caribe Inc. (Puerto Rico) and Grainger China LLC (China). Acklands – Grainger is the Company’s Canadian branch-based distribution business. Lab Safety is a direct marketer of safety and other industrial products.

Business Environment

Several economic factors and industry trends shape Grainger’s business environment. Grainger’s sales tend to correlate positively with industrial production growth, particularly manufacturing output as well as employment growth, particularly non-farm payrolls. According to the Federal Reserve, overall industrial production increased 1.6% from March 2007 to March 2008. Manufacturing output increased 1.2% from March 2007 to March 2008, although manufacturing employment levels declined approximately 2%. Non-farm employment was essentially flat from March 2007 to March 2008. Grainger’s sales to manufacturing customers continue to show improvement, though at a slower rate than the first quarter of 2007. Current economic growth projections for 2008 industrial production and GDP are 0.7% and 1.3%, respectively.

For the first quarter of 2008, the Company had $37.2 million of capital expenditures, of which $15.0 million related to its U.S. market expansion program. The Company expects to complete its investments in the U.S. market expansion program in 2008.

Matters Affecting Comparability

Grainger’s operating results for the first quarter of 2008 include the operating results of the acquisition made by Lab Safety in May 2007. Since the acquisition date, those results have been included in the Lab Safety segment. See the Segment Analysis in the following Management’s Discussion and Analysis.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three Months Ended March 31, 2008

The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Three Months Ended March 31,
	Items in Condensed Consolidated Statements of Earnings

	As a Percent of Net Sales		Percent Increase (Decrease)
	2008	2007
Net sales	100.0%	100.0%	7.4%
Cost of merchandise sold	59.1	59.1	7.3
Gross profit	40.9	40.9	7.6
Operating expenses	29.7	30.4	5.2
Operating earnings	11.2	10.5	14.3
Other income	0.0	0.2	(78.4)
Income taxes	4.3	4.1	13.0
Net earnings	6.9	6.6	12.2

Grainger’s net sales of $1,661.0 million for the first quarter of 2008 increased 7.4% compared with sales of $1,546.7 million for the comparable 2007 quarter. An increase in net sales was realized in all three segments of the business. The increase in net sales was led by mid single-digit sales growth in the government and commercial sectors. Approximately 2 percentage points of the sales growth came from Grainger’s ongoing strategic initiatives, market expansion and product line expansion, with another 1 percentage point from foreign exchange. As the Easter holiday fell in March during 2008 and in April during 2007, the sales growth for the first quarter of 2008 was negatively affected by approximately 1 percentage point. Refer to the Segment Analysis below for further detail of Grainger’s ongoing strategic initiatives.

Gross profit of $679.9 million for the first quarter of 2008 increased 7.6%. The gross profit margin during the first quarter of 2008 was essentially flat when compared to the same period in 2007 primarily due to positive inflation recovery offset by unfavorable selling price category mix.

Operating expenses of $494.1 million for the first quarter of 2008 increased 5.2%. Operating expenses grew at a slower rate than sales due to positive operating expense leverage primarily attributable to payroll and other operating expenses.

Operating earnings for the first quarter of 2008 totaled $185.8 million, an increase of 14.3% over the first quarter of 2007. This earnings improvement exceeded the sales growth rate primarily due to positive operating expense leverage.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Net earnings for the first quarter of 2008 increased by 12.2% to $114.2 million from $101.8 million in 2007. The growth in net earnings for the quarter primarily resulted from the improvement in operating earnings, partially offset by lower interest income and a higher income tax rate versus 2007. Diluted earnings per share of $1.43 in the first quarter of 2008 were 22.2% higher than the $1.17 for the first quarter of 2007. This improvement was higher than the percentage increase for net earnings due to the effect of the Company’s share repurchase program.

Segment Analysis

The following comments at the segment level refer to external and intersegment net sales. Comments at the business unit level include external and inter- and intrasegment net sales. See Note 7 to the Condensed Consolidated Financial Statements.

Grainger Branch-based

Net sales were $1,372.5 million for the first quarter of 2008, an increase of $76.1 million, or 5.9%, when compared with net sales of $1,296.4 million for the same period in 2007.

Sales in the United States were up 5.6%, with growth in all customer end markets, except retail, which experienced a low single-digit decline. The increase in net sales was led by mid single-digit sales growth in the government and commercial sectors. Consistent with the Company’s results, sales growth in the segment was negatively affected by approximately 1 percentage point due to the timing of the Easter holiday. A decline in the sales of seasonal products also resulted in about a 1 percentage point reduction in the sales growth rate. Market expansion and product line expansion added approximately 3 percentage points to overall growth in the quarter, with most of the contribution coming from product line expansion.

Results for the market expansion program were as follows:

	2008 First Quarter
	Sales Increase	Percent Complete
Phase 1 (Atlanta, Denver, Seattle)	11%	100%
Phase 2 (Four markets in Southern California)	6%	100%
Phase 3 (Houston, St. Louis, Tampa)	11%	100%
Phase 4 (Baltimore, Cincinnati, Kansas City, Miami, Philadelphia, Washington D.C.)	6%	100%
Phase 5 (Dallas, Detroit, Greater New York, Phoenix)	7%	85%
Phase 6 (Chicago, Minneapolis, Pittsburgh, San Francisco),	5%	80%

The Company is on track to essentially complete phases 5 and 6 by mid-year and expects to see continued incremental sales growth from the program for another five years.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The U.S. branch-based business added approximately 44,000 new products in the February 2008 catalog; these included fleet maintenance, power transmission and selected additions to existing product lines. The new catalog includes a total of 183,000 products. The Company expects to add more products throughout the year.

Sales in Mexico increased 17.4% in the first quarter of 2008 versus 2007, negatively affected by approximately 6 percentage points due to the timing of the Easter holiday. In local currency, sales were up 15.0% driven primarily by the ongoing branch expansion program.

The segment gross profit margin increased 0.1 percentage point in the 2008 first quarter over the comparable quarter of 2007, primarily driven by positive inflation recovery, partially offset by unfavorable selling price category mix.

Operating expenses in this segment were up 4.6% in the first quarter of 2008. Operating expenses grew at a slower rate than sales due to positive operating expense leverage primarily attributable to payroll and other operating expenses.

For the segment, operating earnings of $175.9 million for the first quarter of 2008 increased 9.7% over the $160.2 million for the first quarter of 2007. This earnings improvement exceeded the sales growth rate due to a slightly improved gross profit margin and positive operating expense leverage. Partially affecting this improvement were ongoing operating losses in China and more recent operating losses in Mexico primarily due to market expansion.

Acklands – Grainger Branch-based

Net sales at Acklands – Grainger were $177.3 million for the first quarter of 2008, an increase of $35.2 million, or 24.8%, when compared with $142.1 million for the same period in 2007. The timing of the Easter holiday had a negative impact of approximately 2 percentage points. In local currency, sales increased 7.0% due to stronger sales in the mining, petroleum and government sectors, partially offset by weakness in the forestry sector.

The gross profit margin increased 0.6 percentage point in the 2008 first quarter over the first quarter of 2007. The improvement in the gross profit margin was primarily due to lower freight costs partially offset by lower inflation recovery.

Operating expenses were up 26.0% in the first quarter of 2008. In local currency, operating expenses increased 8.1% in the 2008 first quarter over the first quarter of 2007. The increase in operating expenses was primarily due to payroll and benefits as a result of increased headcount and merit increases, partially offset by a reduction in contract labor services and incentive compensation.

Operating earnings of $11.7 million for the first quarter of 2008 were up $2.8 million or 30.5%. This earnings improvement exceeded the sales growth rate due to an improved gross profit margin partially offset by higher operating expenses.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Lab Safety

Net sales at Lab Safety were $112.8 million for the first quarter of 2008, an increase of $3.7 million, or 3.4%, when compared with $109.1 million for the same period in 2007. Sales from an acquisition made during May 2007 contributed approximately 3 percentage points to the growth. Excluding this acquisition the rest of the business was essentially flat.

The gross profit margin decreased 0.2 percentage point in the first quarter of 2008 from the first quarter of 2007. Gross profit margin was down as a result of unfavorable selling price category mix and product mix, partially offset by positive inflation recovery.

Operating expenses were up 3.6% in the first quarter of 2008. Expenses grew at a faster rate than sales primarily due to higher benefit expenses related to increased medical claims.

Operating earnings of $14.8 million for the first quarter of 2008 increased 1.3% over the same period in 2007. This earnings improvement was less than the sales growth rate due to a lower gross profit margin and operating expenses which grew at a slightly faster rate than sales.

Other Income and Expense

Other income and expense was income of $0.7 million in the first quarter of 2008 compared with $3.1 million in the first quarter of 2007. This decrease was primarily attributable to lower interest income in 2008.

Income Taxes

Grainger’s effective tax rate was 38.7% and 38.6% for the first quarter of 2008 and 2007, respectively. Excluding the effect of equity in net income of unconsolidated entities, the effective income tax rate was 38.9% for the first quarter of 2008 and 38.5% for the first quarter of 2007.

Financial Condition

For the three months ended March 31, 2008, working capital of $861.0 million decreased by $113.4 million when compared to $974.4 million at December 31, 2007. The ratio of current assets to current liabilities was 1.9 at March 31, 2008, versus 2.2 at December 31, 2007. The decrease in working capital and reduction in the ratio of current assets to current liabilities primarily relates to the increase in short-term borrowing as a result of the Company’s share repurchase program and annual cash payments for profit sharing and bonuses.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Net cash provided by operating activities was $13.3 million and $82.4 million for the three months ended March 31, 2008 and 2007, respectively. Net cash flows from operating activities serve as the Company’s primary source to fund its growth initiatives. Contributing to cash flows from operations were net earnings in the first three months ended March 31, 2008 of $114.2 million and the effect of non-cash expenses such as stock-based compensation, and depreciation and amortization. Partially offsetting these amounts were Changes in operating assets and liabilities, which resulted in a net use of cash of $136.1 million for the first three months of 2008. The principal operating uses of cash were increases in accounts receivable and inventory, as well as a reduction of other current liabilities. The increase in receivables was due to a higher sales volume. The increase in inventories was due to the product line expansion initiative and higher inventories to improve customer service through better product availability. Other current liabilities declined primarily due to the annual cash payments for profit sharing and bonuses. Partially offsetting these uses in cash was an increase in trade accounts payable and current income taxes payable.

Net cash used in investing activities was $13.5 million and $20.6 million for the three months ended March 31, 2008 and 2007, respectively. In the first three months of 2008, Grainger continued funding the Company’s market expansion initiative. Cash expended for additions to property, buildings, equipment and capitalized software was $35.9 million in the first three months of 2008 versus $35.8 million in the first three months of 2007.

Net cash provided by financing activities was $7.7 million for the three months ended March 31, 2008, versus net cash used of $85.2 million for the three months ended March 31, 2007. Grainger’s treasury stock purchases of $196.4 million were $97.7 million higher in the first three months of 2008 versus 2007, as Grainger repurchased 2.6 million shares compared to 1.2 million shares in the first three months of 2007. In addition, the Company completed the accelerated share repurchase program on January 4, 2008, and received an additional 0.4 million shares at that time. As of March 31, 2008, approximately 1.7 million shares of common stock remained available under Grainger’s repurchase authorization. Dividends paid to shareholders were $28.1 million and $24.5 million for the first three months of 2008 and 2007, respectively. Offsetting these financing cash outlays were proceeds from short-term borrowings of $227.8 million in 2008 versus no borrowing in 2007. Also offsetting the financing cash outlays were proceeds and excess tax benefits realized from stock options exercised of $4.5 million in 2008 versus $38.1 million in 2007.

Grainger maintains a debt ratio and liquidity position that provide flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit. Total debt as a percent of total capitalization was 14.6% at March 31, 2008, and 5.0% at December 31, 2007. The increase in total debt as a percent of total capitalization was primarily the result of short-term borrowings. See Note 9 to the Condensed Consolidated Financial Statements for additional borrowings detail.

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

Accounting policies are considered critical when they require management to make assumptions about matters that are uncertain at the time the estimate is made and when different estimates than those management reasonably could have made have a material impact on the presentation of Grainger’s financial condition, changes in financial condition or results of operations. For a description of Grainger’s critical accounting policies see the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Forward-Looking Statements

This Form 10-Q contains statements that are not historical in nature but concern future results and business plans, strategies and objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws. Grainger has generally identified such forward-looking statements by using words such as "continues to believe, continues to show improvement, could, expect, expected, expects, intended, intends, on track, projections, and timing and outcome are uncertain" or similar expressions.

Grainger cannot guarantee that any forward-looking statement will be realized although Grainger does believe that its assumptions underlying its forward-looking statements are reasonable. Achievement of future results is subject to risks and uncertainties which could cause Grainger’s results to differ materially from those which are presented.

Factors that could cause actual results to differ materially from those presented or implied in a forward-looking statement include, without limitation: higher product costs or other expenses; a major loss of customers; increased competitive pricing pressures; failure to develop or implement new technologies or business strategies; the outcome of pending and future litigation or governmental or regulatory proceedings; changes in laws and regulations; disruption of information technology or data security systems; general industry or market conditions; general economic conditions; labor shortages; facilities disruptions or shutdowns; higher fuel costs or disruptions in transportation services; natural and other catastrophes; and unanticipated weather conditions.

Caution should be taken not to place undue reliance on Grainger’s forward-looking statements and Grainger undertakes no obligation to publicly update the forward-looking statements, whether as a result of new information, future events or otherwise.

W.W. Grainger, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

PART II – OTHER INFORMATION

Items 1A, 3 and 5 not applicable.

Item 1.	Legal Proceedings

As previously reported, Grainger received a letter in December 2007 from the Commercial Litigation Branch of the Civil Division of the Department of Justice (the “DOJ”) regarding Grainger’s contract with the United States General Services Administration (the “GSA”). The letter suggested that Grainger had not complied with the contract’s disclosure obligations and pricing provisions, and had potentially overcharged government customers under the contract. As also reported, the DOJ subsequently intervened in a previously filed civil “qui tam” action alleging non-compliance with the contract and with the country of origin provisions of the Trade Agreement Act.

In March 2008, Grainger began the process of meeting with the DOJ to discuss the DOJ’s allegations and damage estimates. The timing and outcome of these discussions are uncertain and could include settlement or civil litigation by the DOJ to recover, among other amounts, treble damages and penalties under the False Claims Act. While this matter is not expected to have a material adverse effect on Grainger’s financial position, an unfavorable resolution could result in material payments by Grainger. Grainger continues to believe that it has complied with the GSA contract in all material respects.

W.W. Grainger, Inc. and Subsidiaries

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – First Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (D)

Jan. 1 – Jan. 31 (E)	515,274	$78.41	515,274	4,168,719	shares

Feb. 1 – Feb. 29	1,924,999	75.50	1,923,500	2,245,219	shares

Mar. 1 – Mar. 31	589,800	73.45	589,800	1,655,419	shares

Total	3,030,073	$75.15	3,028,574

(A)	There were 1,499 shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.
(B)

Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs. Activity is reported on a trade date basis. The average price does not include 415,274 shares received as settlement of the accelerated share repurchase agreement which concluded on January 4, 2008.

(C)

Purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors on August 17, 2007. This share repurchase program was rescinded by the Board of Directors on April 30, 2008.

(D)

On April 30, 2008, Grainger announced that its Board of Directors approved a share repurchase program and granted authority to repurchase up to 10 million shares. The program has no specified expiration date.

(E)	Includes 415,274 shares received as settlement of the Company’s accelerated share repurchase agreement with Goldman, Sachs & Co. which concluded on January 4, 2008.

W.W. Grainger, Inc. and Subsidiaries

Item 4.	Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders of Grainger was held on April 30, 2008. At that meeting:

Management’s nominees were elected directors for the ensuing year. Of the 67,794,552 shares present in person or represented by proxy at the meeting, the number of shares voted for, and the number of shares as to which authority to vote in the election was withheld, were as follows with respect to each of the nominees:

Name	Shares Voted for Election	Shares as to Which Voting Authority Withheld
B. P. Anderson	66,336,071	1,458,481
W. H. Gantz	66,039,964	1,754,588
V. A. Hailey	66,342,733	1,451,819
W. K. Hall	66,204,212	1,590,340
R. L. Keyser	66,033,343	1,761,209
S. L. Levenick	66,342,337	1,452,215
J. W. McCarter, Jr.	66,065,965	1,728,587
N. S. Novich	66,415,583	1,378,969
M. J. Roberts	66,363,538	1,431,014
G. L. Rogers	66,411,023	1,383,529
J. T. Ryan	66,269,723	1,524,829
J. D. Slavik	66,120,852	1,673,700
H. B. Smith	63,265,855	4,528,697

A proposal to ratify the appointment of Ernst & Young LLP as independent auditors of Grainger for the year ending December 31, 2008, was approved. Of the 67,794,552 shares present or represented by proxy at the meeting, 67,150,808 shares were voted for the proposal, 164,939 shares were voted against the proposal and 478,805 shares abstained from voting with respect to the proposal.

W.W. Grainger, Inc. and Subsidiaries

Item 6.	Exhibits
(a)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)
	(3)	Bylaws, as amended.
	(10)	A Credit Agreement with Wachovia Bank, National Association, as administrative agent, and other lenders.
	(11)	Computations of Earnings per Share.
	(31)	Rule 13a – 14(a)/15d – 14(a) Certifications
(a) Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(b) Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(32)	Section 1350 Certifications
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

W.W. Grainger, Inc.
(Registrant)
Date: May 6, 2008	By:	/s/ R. L. Jadin
R. L. Jadin, Senior Vice President and Chief Financial Officer
Date: May 6, 2008	By:	/s/ G. S. Irving
G. S. Irving, Vice President and Controller