Form 10-Q
period 2008-06-30
GRAINGER W W INC
filed 2008-07-31
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

There were 76,234,752 shares of the Company’s Common Stock outstanding as of June 30, 2008.

TABLE OF CONTENTS
		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the Three and Six Months Ended June 30, 2008 and June 30, 2007	3

	Condensed Consolidated Statements of Comprehensive Earnings for the Three and Six Months Ended June 30, 2008 and June 30, 2007	4

	Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	5 - 6

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and June 30, 2007	7 - 8

	Notes to Condensed Consolidated Financial Statements	9 - 17

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	18 – 27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6.	Exhibits	30

Signatures		31

EXHIBITS

Exhibits 31 & 32	Certifications

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands of dollars, except for per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net sales	$ 1,756,856	$ 1,601,011	$ 3,417,902	$ 3,147,669

Cost of merchandise sold	1,050,979	960,546	2,032,091	1,875,116

Gross profit	705,877	640,465	1,385,811	1,272,553

Warehousing, marketing and administrative expenses	521,042	473,890	1,015,153	943,393

Operating earnings	184,835	166,575	370,658	329,160

Other income and (expense):
Interest income	1,236	4,016	2,040	8,038
Interest expense	(3,765)	(519)	(5,198)	(1,096)
Equity in net income (loss) of unconsolidated entities	1,343	225	2,080	(117)
Unclassified – net	731	(45)	1,300	(12)
Total other income and (expense)	(455)	3,677	222	6,813

Earnings before income taxes	184,380	170,252	370,880	335,973

Income taxes	71,201	65,461	143,463	129,395

Net earnings	$ 113,179	$ 104,791	$ 227,417	$ 206,578

Earnings per share:
Basic	$ 1.48	$ 1.25	$ 2.94	$ 2.46

Diluted	$ 1.43	$ 1.21	$ 2.86	$ 2.38

Weighted average number of shares outstanding:
Basic	76,542,071	84,130,074	77,241,860	84,057,230

Diluted	79,012,567	86,775,154	79,576,928	86,768,774

Cash dividends paid per share	$ 0.40	$ 0.35	$ 0.75	$ 0.64

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands of dollars)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net earnings	$ 113,179	$ 104,791	$ 227,417	$ 206,578

Other comprehensive earnings (losses):

Foreign currency translation adjustments, net of tax (expense) benefit of $(409), $(4,520), $1,599, and $(5,048), respectively	2,459	25,652	(7,439)	28,235

Comprehensive earnings	$ 115,638	$ 130,443	$ 219,978	$ 234,813

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except for per share amounts)

(Unaudited)

ASSETS	June 30, 2008	Dec. 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$ 258,234	$ 113,437
Marketable securities at cost,
which approximates market value	–	20,074
Accounts receivable (less allowances for doubtful
accounts of $29,467 and $25,830, respectively)	677,695	602,650
Inventories	968,293	946,327
Prepaid expenses and other assets	62,314	61,666
Prepaid income taxes	12,150	–
Deferred income taxes	59,261	56,663
Total current assets	2,037,947	1,800,817

PROPERTY, BUILDINGS AND EQUIPMENT	2,098,375	2,004,276
Less accumulated depreciation and amortization	1,168,861	1,125,931
Property, buildings and equipment – net	929,514	878,345

DEFERRED INCOME TAXES	66,063	54,658

INVESTMENT IN UNCONSOLIDATED ENTITIES	16,886	14,759

GOODWILL	233,815	233,028

OTHER ASSETS AND INTANGIBLES – NET	106,366	112,421

TOTAL ASSETS	$ 3,390,591	$ 3,094,028

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands of dollars, except for per share amounts)

(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY	June 30, 2008	Dec. 31, 2007

CURRENT LIABILITIES
Short-term debt	$ 12,858	$ 102,060
Current maturities of long-term debt	4,590	4,590
Trade accounts payable	326,581	297,929
Accrued compensation and benefits	140,416	182,275
Accrued contributions to employees’
profit sharing plans	75,585	126,483
Accrued expenses	104,893	102,607
Income taxes payable	1,447	10,459
Total current liabilities	666,370	826,403

LONG-TERM DEBT (less current maturities)	504,895	4,895

DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	22,438	20,727

ACCRUED EMPLOYMENT-RELATED BENEFITS	150,676	143,895

SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	–	–
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	54,830	54,830
Additional contributed capital	546,100	475,350
Retained earnings	3,484,941	3,316,875
Accumulated other comprehensive earnings	64,732	72,171
Treasury stock, at cost – 33,424,467 and 30,199,804 shares, respectively	(2,104,391)	(1,821,118)

Total shareholders' equity	2,046,212	2,098,108

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 3,390,591	$ 3,094,028

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$ 227,417	$ 206,578
Provision for losses on accounts receivable	9,053	3,220
Deferred income taxes and tax uncertainties	(10,693)	(3,345)
Depreciation and amortization:
Property, buildings and equipment	52,366	48,518
Capitalized software and other intangibles	12,529	12,209
Stock-based compensation	27,478	21,760
Tax benefit of stock incentive plans	1,097	2,193
Net gains on sales of property, buildings and equipment	(3,366)	(4,112)
(Income) losses from unconsolidated entities	(2,080)	117
Change in operating assets and liabilities – net of business acquisitions
(Increase) in accounts receivable	(82,929)	(68,420)
(Increase) in inventories	(22,107)	(5,043)
(Increase) in prepaid income taxes	(12,150)	(14,638)
(Increase) in prepaid expenses	(441)	(1,361)
Increase in trade accounts payable	27,761	50,456
(Decrease) in other current liabilities	(101,329)	(72,064)
(Decrease) in current income taxes payable	(8,800)	(3,451)
Increase in accrued employment-related benefits cost	6,781	11,865
Other – net	(1,865)	(4,148)

Net cash provided by operating activities	118,722	180,334

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment – net of dispositions	(97,613)	(73,141)
Additions to capitalized software	(4,166)	(2,567)
Cash paid for business acquisitions	(6,868)	(4,762)
Other – net	19,429	12,364

Net cash used in investing activities	$ (89,218)	$ (68,106)

W.W. Grainger, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) in commercial paper	$ (95,947)	$ –
Borrowings under line of credit	7,442	6,269
Payments against line of credit	(111)	(47)
Proceeds from issuance of long-term debt	500,000	–
Stock options exercised	31,891	95,320
Excess tax benefits from stock-based compensation	9,369	24,203
Purchase of treasury stock	(270,950)	(147,294)
Cash dividends paid	(59,351)	(54,065)

Net cash provided by (used in) financing activities	122,343	(75,614)

Exchange rate effect on cash and cash equivalents	(7,050)	4,305

NET INCREASE IN CASH AND CASH EQUIVALENTS	144,797	40,919

Cash and cash equivalents at beginning of year	113,437	348,471

Cash and cash equivalents at end of period	$ 258,234	$ 389,390

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BACKGROUND AND BASIS OF PRESENTATION

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

The unaudited financial information reflects all adjustments (primarily consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the statements contained herein.

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

In April 2008, the FASB issued Staff Position FSP 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for financial statements issued after December 15, 2008. The Company does not expect the adoption of FSP 142-3 to have a material effect on its results of operations or financial position.

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for nongovernmental entities. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its results of operations or financial position.

In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP 03-6-1). FSP 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data presentation to conform with the FSP 03-6-1 provisions. FSP 03-6-1 is effective for financial statements issued after December 15, 2008. The Company is currently evaluating the impact that adoption may have on its results of operation and financial condition.

3.	ACQUISITION

On June 6, 2008, Acklands - Grainger Inc., a wholly owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of Excel F.I.G. Inc. (Excel). Excel is a business-to-business broad line distributor of maintenance, repair and operating supplies. In 2007, Excel had sales of approximately Canadian $14 million (approximately US$12 million). The purchase price and costs of the acquisition were US$6.9 million in cash and US$0.7 million in assumed liabilities. The estimated goodwill recognized in the transaction amounted to US$4.4 million and is expected to be partially deductible for tax purposes. The results of Excel are included in the Company’s consolidated results from the date of acquisition. Due to the immaterial nature of this transaction, disclosure of pro forma results were not considered necessary.

4.	DIVIDEND

On July 30, 2008, the Company’s Board of Directors declared a quarterly dividend of 40 cents per share, payable September 1, 2008, to shareholders of record on August 11, 2008.

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

The warranty reserve activity was as follows:

	Six Months Ended June 30,
	2008	2007
	(In thousands of dollars)

Beginning balance	$ 3,442	$ 4,651
Returns	(5,997)	(6,182)
Provision	6,064	5,821
Ending balance	$ 3,509	$ 4,290

6.	LONG-TERM DEBT

On May 6, 2008, the Company entered into a four year term loan of $500 million. Proceeds were used to pay down short-term debt, fund additional share repurchases and for general corporate purposes.

At the election of the Company, the term loan shall bear interest at the Base Rate plus the Applicable Margin or the LIBOR Rate plus the Applicable Margin as defined within the contract. At June 30, 2008 the Company has elected a one month LIBOR Interest Period. The weighted average interest rate during the period outstanding was 3.33%.

The Company may prepay the loan in whole or in part at its option. The scheduled loan repayment of the outstanding principal amount is as follows:

Date	Payment Amount
2009	$16.7 million
2010	$45.8 million
2011	$50.0 million
2012	$387.5 million

The Company’s debt instruments include only standard affirmative and negative covenants that are normal in debt instruments of similar amounts and structure. The Company’s debt instruments do not contain financial or performance covenants restrictive to the business of the Company. The Company is in compliance with all debt covenants for the six months ended June 30, 2008.

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

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands of dollars)

Service cost	$ 2,425	$ 2,714	$ 4,850	$ 5,428
Interest cost	2,372	2,244	4,745	4,487
Expected return on assets	(1,116)	(1,013)	(2,232)	(2,025)
Amortization of transition asset	(36)	(35)	(72)	(71)
Amortization of unrecognized losses	328	524	656	1,047
Amortization of prior service credits	(304)	(110)	(608)	(219)
Net periodic benefit costs	$ 3,669	$ 4,324	$ 7,339	$ 8,647

The Company has established a Group Benefit Trust to fund the plan and process benefit payments. The funding of the trust is an estimated amount, which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended. There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC. During the three and six months ended June 30, 2008, the Company contributed $1.2 million and $2.1 million, respectively, to the trust.

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8.	SEGMENT INFORMATION

The three reportable segments are Grainger Branch-based, Acklands - Grainger Branch-based (Acklands - Grainger) and Lab Safety Supply, Inc. (Lab Safety). Grainger Branch-based is an aggregation including the following: Grainger Industrial Supply, Grainger, S.A. de C.V. (Mexico), Grainger Caribe Inc. (Puerto Rico) and Grainger China LLC (China). Acklands - Grainger is the Company’s Canadian branch-based distribution business. Lab Safety is a direct marketer of safety and other industrial products. Following is a summary of segment results (in thousands of dollars):

Three Months Ended June 30, 2008
	Grainger Branch-based	Acklands - Grainger Branch-based	Lab Safety	Total
Total net sales	$ 1,450,813	$ 197,867	$ 109,876	$ 1,758,556
Intersegment net sales	(671)	–	(1,029)	(1,700)
Net sales to external customers	$ 1,450,142	$ 197,867	$ 108,847	$ 1,756,856

Segment operating earnings	$ 193,956	$ 16,013	$ 13,580	$ 223,549

Three Months Ended June 30, 2007
	Grainger Branch-based	Acklands - Grainger Branch-based	Lab Safety	Total
Total net sales	$ 1,332,862	$ 159,282	$ 110,354	$ 1,602,498
Intersegment net sales	(491)	–	(996)	(1,487)
Net sales to external customers	$ 1,332,371	$ 159,282	$ 109,358	$ 1,601,011

Segment operating earnings	$ 171,670	$ 10,519	$ 14,368	$ 196,557

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Six Months Ended June 30, 2008
	Grainger Branch-based	Acklands - Grainger Branch-based	Lab Safety	Total
Total net sales	$ 2,823,314	$ 375,170	$ 222,711	$ 3,421,195
Intersegment net sales	(1,309)	–	(1,984)	(3,293)
Net sales to external customers	$ 2,822,005	$ 375,170	$ 220,727	$ 3,417,902

Segment operating earnings	$ 369,809	$ 27,688	$ 28,384	$ 425,881

Six Months Ended June 30, 2007
	Grainger Branch-based	Acklands - Grainger Branch-based	Lab Safety	Total
Total net sales	$ 2,629,244	$ 301,332	$ 219,454	$ 3,150,030
Intersegment net sales	(724)	–	(1,637)	(2,361)
Net sales to external customers	$ 2,628,520	$ 301,332	$ 217,817	$ 3,147,669

Segment operating earnings	$ 331,912	$ 19,467	$ 28,978	$ 380,357

	Grainger Branch-based	Acklands - Grainger Branch-based	Lab Safety	Total
Segment assets:
June 30, 2008	$ 2,233,021	$ 503,365	$ 204,824	$ 2,941,210

December 31, 2007	$ 2,107,408	$ 502,414	$ 212,627	$ 2,822,449

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Following are reconciliations of segment information with the consolidated totals per the financial statements (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating earnings:
Total operating earnings for reportable segments	$ 223,549	$ 196,557	$ 425,881	$ 380,357
Unallocated expenses and eliminations	(38,714)	(29,982)	(55,223)	(51,197)
Total consolidated operating earnings	$ 184,835	$ 166,575	$ 370,658	$ 329,160

	June 30, 2008	December 31, 2007
Assets:
Total assets for reportable segments	$ 2,941,210	$ 2,822,449
Elimination of intersegment assets	(31,705)	(167)
Unallocated assets	481,086	271,746
Total consolidated assets	$ 3,390,591	$ 3,094,028

Unallocated expenses and unallocated assets primarily relate to the Company headquarters’ support services, which are not part of any business segment. Unallocated expenses include payroll and benefits, depreciation and other costs associated with headquarters-related support services. Unallocated assets primarily include non-operating cash and cash equivalents, certain prepaid expenses, deferred income taxes and non-operating property, buildings and equipment – net.

The increase in unallocated expenses for the three and six months ended June 30, 2008 is primarily attributed to a $6.0 million legal reserve the Company recognized in the second quarter of 2008. This expense is related to the settlement of the “qui tam” action regarding allegations involving sourced items and the Trade Agreement Act compliance under the Company’s United States General Services Administration (GSA) contract. Discussions with the Department of Justice relating to the Company’s compliance with its disclosure obligations and the contract’s pricing provisions are ongoing.

The increase in unallocated assets as of June 30, 2008 is primarily due to the Company’s higher cash balance.

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net earnings	$ 113,179,000	$104,791,000	$ 227,417,000	$ 206,578,000

Denominator for basic earnings per share – weighted average shares	76,542,071	84,130,074	77,241,860	84,057,230
Effect of dilutive securities – stock-based compensation	2,470,496	2,645,080	2,335,068	2,711,544
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	79,012,567	86,775,154	79,576,928	86,768,774

Basic earnings per common share	$ 1.48	$ 1.25	$ 2.94	$ 2.46
Diluted earnings per common share	$ 1.43	$ 1.21	$ 2.86	$ 2.38

10.	LEGAL PROCEEDINGS

As previously reported, the Company received a letter in December 2007 from the Commercial Litigation Branch of the Civil Division of the Department of Justice (DOJ) regarding the Company’s contract with GSA. The letter suggested that the Company had not complied with its disclosure obligations and the contract’s pricing provisions, and had potentially overcharged government customers under the contract. As also reported, the DOJ subsequently intervened in a previously filed civil “qui tam” action alleging non-compliance with the pricing provisions for “sourced” items under the contract and with the country of origin provisions of the Trade Agreement Act.

In March 2008, the Company began the process of meeting with the DOJ to discuss the DOJ’s allegations and damage estimates. In May 2008, counsel for the parties arrived at the terms of a proposed settlement agreement relating to the “qui tam” action and in July, the parties executed an agreement pursuant to which the Company paid $6.0 million to the government but did not admit any violations. The “qui tam” action was dismissed on July 25, 2008.

Discussions relating to the Company’s compliance with its disclosure obligations and the contract’s pricing provisions are ongoing. The timing and outcome of these discussions are uncertain and could include settlement or civil litigation by the DOJ to recover, among other amounts, treble damages and penalties under the False Claims Act. While this matter is not expected to have a material adverse effect on the Company’s financial position, an unfavorable resolution could result in material payments by the Company. The Company continues to believe that it has complied with the GSA contract in all material respects.

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11.	SUBSEQUENT EVENTS

On July 10, 2008, Lab Safety, a wholly owned subsidiary of the Company acquired substantially all of the assets of Highsmith, Inc. (Highsmith), located in Fort Atkinson, Wisconsin for approximately $27 million. Highsmith is a direct marketing company in the library equipment, furniture and supplies market and had sales of $64 million in 2007. Allocation of the purchase price has not yet been finalized. The integration of Highsmith into existing operations should be completed over the next six months.

Effective July 21, 2008, the Company acquired a 49.9% interest in Asia Pacific Brands India Ltd. (Asia Pacific) an industrial, electrical and appliances distributor in India for an investment and capital infusion of $6.5 million. Asia Pacific had revenue of US$47 million for its fiscal year ended March 31, 2008. The Company will use the equity method to account for this investment.

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

Grainger’s three reportable segments are Grainger Branch-based, Acklands - Grainger Branch-based (Acklands - Grainger) and Lab Safety Supply, Inc. (Lab Safety). Grainger Branch-based is an aggregation including the following business units: Grainger Industrial Supply, Grainger, S.A. de C.V. (Mexico), Grainger Caribe Inc. (Puerto Rico) and Grainger China LLC (China). Acklands - Grainger is the Company’s Canadian branch-based distribution business. Lab Safety is a direct marketer of safety and other industrial products.

Business Environment

Several economic factors and industry trends shape Grainger’s business environment. Historically, Grainger’s sales tended to correlate positively with industrial production growth, particularly manufacturing output, as well as employment growth, particularly non-farm payrolls. According to the Federal Reserve, overall industrial production increased 0.3% from June 2007 to June 2008. Manufacturing output decreased 0.6% from June 2007 to June 2008, and manufacturing employment levels declined approximately 2.5%. Non-farm employment was essentially flat from June 2007 to June 2008. Grainger’s sales to manufacturing customers continue to show improvement, though at a slower rate than the second quarter of 2007. Current economic growth projections for 2008 industrial production and GDP are 0.1% and 1.5%, respectively.

For the first six months of 2008, the Company had $109.9 million of capital expenditures, of which $29.3 million related to its U.S. market expansion program. The Company expects to complete its investments in the U.S. market expansion program in 2008.

Matters Affecting Comparability

Grainger’s operating results for the first six months of 2008 include the operating results of the acquisition made by Lab Safety in May 2007. Since the acquisition date, those results have been included in the Lab Safety segment. See the Segment Analysis in the following Management’s Discussion and Analysis.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three Months Ended June 30, 2008

The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Three Months Ended June 30,
	Items in Condensed Consolidated Statements of Earnings

	As a Percent of Net Sales		Percent Increase (Decrease)
	2008	2007
Net sales	100.0%	100.0%	9.7%
Cost of merchandise sold	59.8	60.0	9.4
Gross profit	40.2	40.0	10.2
Operating expenses	29.7	29.6	10.0
Operating earnings	10.5	10.4	11.0
Other income	0.0	0.2	(112.4)
Income taxes	4.1	4.1	8.8
Net earnings	6.4%	6.5%	8.0%

Grainger’s net sales of $1,756.9 million for the second quarter of 2008 increased 9.7% compared with sales of $1,601.0 million for the comparable 2007 quarter. An increase in net sales was realized in two of the three segments of the business: Grainger Branch-based and Acklands Grainger Branch-based. Net sales at Lab Safety were essentially flat versus the second quarter of 2007. The overall increase in net sales was led by low double-digit growth in the government sector and high single-digit growth in the light manufacturing and commercial sectors. Approximately 5 percentage points of the sales growth came from Grainger’s ongoing strategic initiatives, market expansion and product line expansion, with another 1 percentage point from foreign exchange. As the Easter holiday fell in March during 2008 and in April during 2007, the sales growth for the second quarter of 2008 was positively affected by approximately 1 percentage point. For the quarter, sales were positively affected by price by approximately 2 percentage points. Prices were increased to offset cost inflation. Refer to the Segment Analysis below for further detail of sales and ongoing strategic initiatives.

Gross profit of $705.9 million for the second quarter of 2008 increased 10.2%. The gross profit margin during the second quarter of 2008 increased 0.2 percentage point when compared to the same period in 2007, primarily due to positive inflation recovery partially offset by unfavorable selling price category mix.

Operating expenses of $521.0 million for the second quarter of 2008 increased 10.0%. Operating expenses grew slightly faster than the sales growth. During the quarter Grainger recognized a $6.0 million provision for a legal reserve. This expense is related to the settlement of the “qui tam” action regarding allegations involving sourced items and the Trade Agreement Act compliance under Grainger’s United States General Services Administration (GSA) contract. Discussions with the Department of Justice relating to Grainger’s compliance with its disclosure obligations and the contract’s pricing provisions are ongoing. Excluding this charge, operating expenses were up 8.7%.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Operating earnings for the second quarter of 2008 totaled $184.8 million, an increase of 11.0% over the second quarter of 2007. This earnings growth exceeded the sales growth primarily due to an improvement in gross profit margin.

Net earnings for the second quarter of 2008 increased by 8.0% to $113.2 million from $104.8 million in 2007. The growth in net earnings for the quarter primarily resulted from the improvement in operating earnings, partially offset by lower interest income, higher interest expense and a higher income tax rate versus 2007. Diluted earnings per share of $1.43 in the second quarter of 2008 were 18.2% higher than the $1.21 for the second quarter of 2007, including a $0.05 provision for a legal reserve. This improvement was higher than the percentage increase for net earnings due to lower shares outstanding primarily due to the Company’s share repurchase program.

Segment Analysis

The following comments at the segment level refer to external and intersegment net sales. Comments at the business unit level include external and inter- and intrasegment net sales. See Note 8 to the Condensed Consolidated Financial Statements.

Grainger Branch-based

Net sales were $1,450.8 million for the second quarter of 2008, an increase of $117.9 million, or 8.8%, when compared with net sales of $1,332.9 million for the same period in 2007.

Sales in the United States were up 8.6%, with growth in all customer end markets. The increase in net sales was led by low double-digit growth in the government sector and high single-digit growth in the light manufacturing and commercial sectors. Sales growth in the segment was positively affected by approximately 1 percentage point due to the timing of the Easter holiday. There was minimal effect from sales of seasonal products in the quarter. Market expansion and product line expansion added approximately 6 percentage points to overall growth in the quarter.

Results for the market expansion program were as follows:

	2008 Second Quarter
	Sales Increase	Percent Complete
Phase 1 (Atlanta, Denver, Seattle)	10%	100%
Phase 2 (Four markets in Southern California)	13%	100%
Phase 3 (Houston, St. Louis, Tampa)	13%	100%
Phase 4 (Baltimore, Cincinnati, Kansas City, Miami, Philadelphia, Washington D.C.)	4%	100%
Phase 5 (Dallas, Detroit, Greater New York, Phoenix)	7%	95%
Phase 6 (Chicago, Minneapolis, Pittsburgh, San Francisco)	11%	95%

A large order benefited the Los Angeles market (Phase 2) during June 2008. In the 2007 second quarter, the Company benefited from a large government order for safety products in the Washington D.C. market (Phase 4) that did not repeat this year. The Company is on track for completion of

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

phases 5 and 6 in 2008 and expects to see continued incremental sales growth from the program for another five years.

The 2008 catalog includes a total of 183,000 products. The U.S. branch-based business has added more than 35,000 new products in 2008 which will be featured in the February 2009 catalog but are already for sale on grainger.com. The Company expects to add more products throughout the year.

Sales in Mexico increased 25.1% in the second quarter of 2008 versus 2007, positively affected by approximately 5 percentage points due to the timing of the Easter holiday. In local currency, sales were up 19.9% driven primarily by the ongoing branch expansion program.

The segment gross profit margin increased 0.3 percentage point in the 2008 second quarter over the comparable quarter of 2007, due to positive inflation recovery partially offset by unfavorable selling price category mix.

Operating expenses in this segment were up 7.9% in the second quarter of 2008 versus the second quarter of 2007. Operating expenses grew at a slower rate than sales due primarily to non-payroll operating expenses.

For the segment, operating earnings of $194.0 million for the second quarter of 2008 increased 13.0% over the $171.7 million for the second quarter of 2007. This earnings improvement exceeded the sales growth rate due to improved gross profit and positive operating expense leverage. Included in these results were lower profits in Mexico primarily due to branch expansion related expenses and ongoing losses in China.

Acklands - Grainger Branch-based

Net sales at Acklands - Grainger were $197.9 million for the second quarter of 2008, an increase of $38.6 million, or 24.2%, when compared with $159.3 million for the same period in 2007. The timing of the Easter holiday had a positive impact of approximately 2 percentage points. In local currency, sales increased 14.4% due to sales to mining, petroleum and government customers, partially offset by weakness in the forestry sector.

The gross profit margin was flat in the 2008 second quarter versus the second quarter of 2007.

Operating expenses were up 17.8% in the second quarter of 2008. The segment achieved positive operating expense leverage as operating expenses increased 8.4% in local currency.

Operating earnings of $16.0 million for the second quarter of 2008 were up $5.5 million, or 52.2%. The earnings improvement was primarily a result of the sales increase and operating expenses growing at a slower rate than sales.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Lab Safety

Net sales at Lab Safety were $109.9 million for the second quarter of 2008. Sales were essentially flat when compared with $110.4 million for the same period in 2007. Sales from an acquisition made during May 2007 contributed approximately 2 percentage points to sales. Excluding this acquisition the rest of the business was down 2%.

The gross profit margin increased 0.5 percentage point in the second quarter of 2008 from the second quarter of 2007. Gross profit margin was up as a result of positive inflation recovery and product mix, partially offset by selling price category mix.

Operating expenses were up 3.7% in the second quarter of 2008, primarily due to higher payroll as a result of increased headcount and professional services.

Operating earnings of $13.6 million for the second quarter of 2008 decreased 5.5% over the same period in 2007. Operating earnings decreased due to an increase in operating expenses, partially offset by a higher gross profit margin.

Other Income and Expense

Other income and expense was an expense of $0.5 million in the second quarter of 2008 compared with $3.7 million of income in the second quarter of 2007. This decrease was primarily attributable to lower interest income and higher interest expense in 2008 due to lower cash on hand and increased borrowings.

Income Taxes

Grainger’s effective tax rate was 38.6% and 38.4% for the second quarter of 2008 and 2007, respectively. Excluding the effect of equity in net income of unconsolidated entities, the effective income tax rate was 38.9% for the second quarter of 2008 and 38.5% for the second quarter of 2007.

Results of Operations – Six Months Ended June 30, 2008

The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Six Months Ended June 30,
	Items in Condensed Consolidated Statements of Earnings

	As a Percent of Net Sales		Percent Increase (Decrease)
	2008	2007
Net sales	100.0%	100.0%	8.6%
Cost of merchandise sold	59.5	59.6	8.4
Gross profit	40.5	40.4	8.9
Operating expenses	29.7	29.9	7.6
Operating earnings	10.8	10.5	12.6
Other income	0.0	0.2	(96.7)
Income taxes	4.2	4.1	10.9
Net earnings	6.6%	6.6%	10.1%

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Grainger’s net sales of $3,417.9 million for the first six months of 2008 increased 8.6% compared with sales of $3,147.7 million for the comparable 2007 period. An increase in net sales was realized in all three segments of the business. The increase in net sales was led by high single-digit sales growth in the government sector and mid single-digit growth in the light manufacturing and commercial sectors. Approximately 3 percentage points of the sales growth came from Grainger’s ongoing strategic initiatives, market expansion and product line expansion, with another 1 percentage point from foreign exchange. Refer to the Segment Analysis below for further detail of sales and ongoing strategic initiatives.

Gross profit of $1,385.8 million for the first six months of 2008 increased 8.9%. The gross profit margin during the first half of 2008 increased 0.1 percentage point when compared to the same period in 2007 primarily due to positive inflation recovery, partially offset by unfavorable selling price category mix.

Operating expenses of $1,015.2 million for the first six months of 2008 increased 7.6%. Operating expenses grew at a slower rate than sales due primarily to non-payroll operating expenses.

Operating earnings for the first six months of 2008 totaled $370.7 million, an increase of 12.6% over the first six months of 2007. This earnings growth exceeded the sales growth primarily due to positive operating expense leverage.

Net earnings for the first six months of 2008 increased by 10.1% to $227.4 million from $206.6 million in 2007. The growth in net earnings for the first six months primarily resulted from the improvement in operating earnings, partially offset by lower interest income, higher interest expense and a higher income tax rate versus 2007. Diluted earnings per share of $2.86 in the first six months of 2008 were 20.2% higher than the $2.38 for the first six months of 2007. This improvement was higher than the percentage increase for net earnings due to lower shares outstanding primarily due to the Company’s share repurchase program.

Segment Analysis

The following comments at the segment level refer to external and intersegment net sales. Comments at the business unit level include external and inter- and intrasegment net sales. See Note 8 to the Condensed Consolidated Financial Statements.

Grainger Branch-based

Net sales were $2,823.3 million for the first six months of 2008, an increase of $194.1 million, or 7.4%, when compared with net sales of $2,629.2 million for the same period in 2007.

Sales in the United States were up 7.2%, with growth in all customer end markets, except the retail customer market, which was flat. The increase in net sales was led by high single-digit sales growth in the government sector, and mid single-digit growth in the light manufacturing and commercial sectors. There was minimal effect from sales of seasonal products. Market expansion and product line expansion added approximately 4 percentage points to overall growth for the first six months of 2008.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Results for the market expansion program were as follows:

	2008 Year-to-Date
	Sales Increase	Percent Complete
Phase 1 (Atlanta, Denver, Seattle)	11%	100%
Phase 2 (Four markets in Southern California)	9%	100%
Phase 3 (Houston, St. Louis, Tampa)	12%	100%
Phase 4 (Baltimore, Cincinnati, Kansas City, Miami, Philadelphia, Washington D.C.)	5%	100%
Phase 5 (Dallas, Detroit, Greater New York, Phoenix)	7%	95%
Phase 6 (Chicago, Minneapolis, Pittsburgh, San Francisco)	8%	95%

The Company is on track for completion of phases 5 and 6 in 2008 and expects to see continued incremental sales growth from the program for another five years.

The 2008 catalog includes a total of 183,000 products. The U.S. branch-based business has added more than 35,000 new products in 2008 which will be featured in the February 2009 catalog but are already for sale on grainger.com. The Company expects to add more products throughout the year.

Sales in Mexico increased 21.5% in the first six months of 2008 versus 2007. In local currency, sales were up 17.6% driven primarily by the ongoing branch expansion program.

The segment gross profit margin increased 0.2 percentage point in the first half of 2008 over the comparable 2007 period, primarily driven by positive inflation recovery, partially offset by unfavorable selling price category mix.

Operating expenses in this segment were up 6.2% in the first six months of 2008. Operating expenses grew at a slower rate than sales due primarily to non-payroll operating expenses.

For the segment, operating earnings of $369.8 million for the first six months of 2008 increased 11.4% over the $331.9 million for the first six months of 2007. This earnings improvement exceeded the sales growth rate due to a slightly improved gross profit margin and positive operating expense leverage. Included in these results were lower profits in Mexico primarily due to branch expansion related expenses and ongoing losses in China.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Acklands - Grainger Branch-based

Net sales at Acklands - Grainger were $375.2 million for the first six months of 2008, an increase of $73.9 million, or 24.5%, when compared with $301.3 million for the same period in 2007. In local currency, sales increased 10.8% due to sales to mining, petroleum and government customers, partially offset by weakness in the forestry sector.

The gross profit margin increased 0.3 percentage point in the first half of 2008 over the first half of 2007. The increase was driven by positive inflation recovery and lower freight costs.

Operating expenses were up 21.8% in the first six months of 2008. The segment achieved positive operating expense leverage as operating expenses increased 8.2% in local currency. The increase in operating expenses was primarily due to payroll and benefits as a result of increased headcount and merit increases, and other operating expenses.

Operating earnings of $27.7 million for the first six months of 2008 were up $8.2 million, or 42.2%. This earnings improvement exceeded the sales growth rate primarily due to a slightly improved gross profit margin and positive operating expense leverage.

Lab Safety

Net sales at Lab Safety were $222.7 million for the first six months of 2008, an increase of $3.2 million, or 1.5%, when compared with $219.5 million for the same period in 2007. Sales from an acquisition made during May 2007 contributed approximately 2% to the growth. Excluding this acquisition, the rest of the business was down approximately 1%.

The gross profit margin increased 0.2 percentage point in the first half of 2008 from the first half of 2007. Gross profit margin was up as a result of positive inflation recovery, partially offset by unfavorable selling price category mix.

Operating expenses were up 3.6% in the first six months of 2008. Expenses grew at a faster rate than sales primarily due to higher payroll as a result of increased headcount, higher benefit expenses related to increased medical claims and increased charge card fees as a result of increased credit card sales volume.

Operating earnings of $28.4 million for the first six months of 2008 decreased 2.0% versus the same period in 2007. This earnings decrease was a result of operating expenses which grew at a faster rate than sales.

Other Income and Expense

Other income and expense was income of $0.2 million in the first six months of 2008 compared with $6.8 million in the first six months of 2007. This decrease was primarily attributable to lower interest income and higher interest expense in 2008 due to lower cash on hand and increased borrowings.

Income Taxes

Grainger’s effective tax rate was 38.7% and 38.5% for the first six months of 2008 and 2007, respectively. Excluding the effect of equity in net income of unconsolidated entities, the effective income tax rate was 38.9% for the first six months of 2008 and 38.5% for the first six months of 2007.

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Financial Condition

For the six months ended June 30, 2008, working capital of $1,371.6 million increased by $397.2 million when compared to $974.4 million at December 31, 2007. The increase in working capital primarily relates to increases in cash and receivables, the replacement of short-term borrowings with long term debt and a reduction in liabilities due to annual cash payments for profit sharing and bonuses. The ratio of current assets to current liabilities was 3.1 at June 30, 2008, versus 2.2 at December 31, 2007.

Net cash provided by operating activities was $118.7 million and $180.3 million for the six months ended June 30, 2008 and 2007, respectively. Net cash flows from operating activities serve as Grainger’s primary source to fund its growth initiatives. Contributing to cash flows from operations were net earnings in the first six months ended June 30, 2008 of $227.4 million and the effect of non-cash expenses such as stock-based compensation, and depreciation and amortization. Partially offsetting these amounts were changes in operating assets and liabilities, which resulted in a net use of cash of $193.2 million for the first six months of 2008. The principal operating uses of cash were increases in accounts receivable and inventory, as well as a reduction of other current liabilities. The increase in receivables was due to a higher sales volume. The increase in inventories was due to the product line expansion initiative and higher inventories to improve customer service through better product availability. Other current liabilities declined primarily due to annual cash payments for profit sharing and bonuses. Partially offsetting these uses in cash was an increase in trade accounts payable.

Net cash used in investing activities was $89.2 million and $68.1 million for the six months ended June 30, 2008 and 2007, respectively. Cash expended for additions to property, buildings, equipment and capitalized software was $108.3 million in the first six months of 2008 versus $83.2 million in the first six months of 2007. Capital expenditures included the continued funding of the market expansion initiative.

Net cash provided by financing activities was $122.3 million for the six months ended June 30, 2008, versus net cash used of $75.6 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, Grainger offset financing cash outlays with proceeds from long term borrowings of $500 million. Also offsetting financing cash outlays were proceeds and excess tax benefits realized from stock options exercised of $41.3 million in 2008 versus $119.5 million in 2007. Grainger’s treasury stock purchases of $271.0 million were $123.7 million higher in the first six months of 2008 versus 2007 as Grainger repurchased 3.5 million shares compared to 1.7 million shares in the first six months of 2007. As of June 30, 2008, approximately 9.2 million shares of common stock remained available under Grainger’s repurchase authorization. Dividends paid to shareholders were $59.4 million and $54.1 million for the first six months of 2008 and 2007, respectively, and short-term borrowings decreased $88.6 million in the first six months of 2008 versus an increase of $6.2 million in the first 6 months of 2007.

Grainger maintains a debt ratio and liquidity position that provide flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit. Total debt as a percent of total capitalization was 20.3% at June 30, 2008, and 5.0% at December 31, 2007. The increase in total debt as a percent of total capitalization was primarily the

W.W. Grainger, Inc. and Subsidiaries

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

result of long-term borrowings. See Note 6 to the Condensed Consolidated Financial Statements for additional borrowings detail.

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

Forward-Looking Statements

This Form 10-Q contains statements that are not historical in nature but concern future results and business plans, strategies and objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws. Grainger has generally identified such forward-looking statements by using words such as "continued incremental sales growth, continues to believe it complies, continues to show improvement, could, expect, expected, expects, intended, intends, may, on track, projections, should be completed, timing and outcome are uncertain, and will" or similar expressions.

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

PART II – OTHER INFORMATION

Items 1A, 3, 4 and 5 not applicable.

W.W. Grainger, Inc. and Subsidiaries

Item 1.	Legal Proceedings

As previously reported, the Company received a letter in December 2007 from the Commercial Litigation Branch of the Civil Division of the Department of Justice (DOJ) regarding the Company’s contract with the United States General Services Administration (GSA). The letter suggested that the Company had not complied with its disclosure obligations and the contract’s pricing provisions, and had potentially overcharged government customers under the contract. As also reported, the DOJ subsequently intervened in a previously filed civil “qui tam” action alleging non-compliance with the pricing provisions for “sourced” items under the contract and with the country of origin provisions of the Trade Agreement Act.

In March 2008, the Company began the process of meeting with the DOJ to discuss the DOJ’s allegations and damage estimates. In May 2008, counsel for the parties arrived at the terms of a proposed settlement agreement relating to the “qui tam” action and in July, the parties executed an agreement pursuant to which the Company paid $6 million to the government but did not admit any violations. The “qui tam” action was dismissed on July 25, 2008.

Discussions relating to the Company’s compliance with its disclosure obligations and the contract’s pricing provisions are ongoing. The timing and outcome of these discussions are uncertain and could include settlement or civil litigation by the DOJ to recover, among other amounts, treble damages and penalties under the False Claims Act. While this matter is not expected to have a material adverse effect on the Company’s financial position, an unfavorable resolution could result in material payments by the Company. The Company continues to believe that it has complied with the GSA contract in all material respects.

W.W. Grainger, Inc. and Subsidiaries

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – Second Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

April 1 – April 30	99,200	$85.16	99,200	10,000,000	shares

May 1 – May 31	223,600	$87.73	223,600	9,776,400	shares

June 1 – June 30	615,300	$87.51	615,300	9,161,100	shares

Total	938,100	$87.32	938,100

(A)	There were no shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.
(B)

Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs. Activity is reported on a trade date basis.

(C)

Purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors. On April 30, 2008, Grainger announced that its Board of Directors granted authority to repurchase up to 10 million shares. The program has no specified expiration date. No share repurchase plan or program expired or was terminated during the period covered by this report.

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

W.W. Grainger, Inc.
(Registrant)
Date: July 31, 2008	By:	/s/ R. L. Jadin
R. L. Jadin, Senior Vice President and Chief Financial Officer
Date: July 31, 2008	By:	/s/ G. S. Irving
G. S. Irving, Vice President and Controller