Form 10-Q
period 2008-09-30
GRAINGER W W INC
filed 2008-10-30
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

There were 76,067,844 shares of the Company’s Common Stock outstanding as of September 30, 2008.

TABLE OF CONTENTS
		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the Three and Nine Months Ended September 30, 2008 and September 30, 2007	3

	Condensed Consolidated Statements of Comprehensive Earnings for the Three and Nine Months Ended September 30, 2008 and September 30, 2007	4

	Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	5 - 6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and September 30, 2007	7 - 8

	Notes to Condensed Consolidated Financial Statements	9 - 17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6.	Exhibits	31

Signatures		32

EXHIBITS

Exhibits 31 & 32	Certifications

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net sales	$1,839,475	$1,658,592	$5,257,377	$4,806,261

Cost of merchandise sold	1,097,127	999,003	3,129,218	2,874,119

Gross profit	742,348	659,589	2,128,159	1,932,142

Warehousing, marketing and administrative expenses	510,891	485,257	1,526,044	1,428,650

Operating earnings	231,457	174,332	602,115	503,492

Other income and (expense):
Interest income	1,602	3,144	3,642	11,182
Interest expense	(4,393)	(721)	(9,591)	(1,817)
Equity in net income (loss) of unconsolidated entities	755	470	2,835	353
Unclassified – net	(731)	(41)	569	(53)
Total other income and (expense)	(2,767)	2,852	(2,545)	9,665

Earnings before income taxes	228,690	177,184	599,570	513,157

Income taxes	88,667	68,034	232,130	197,429

Net earnings	$140,023	$109,150	$367,440	$315,728

Earnings per share:

Basic	$1.84	$1.33	$4.78	$3.78

Diluted	$1.79	$1.29	$4.65	$3.67

Weighted average number of shares outstanding:
Basic	75,967,774	82,233,231	76,813,709	83,437,184

Diluted	78,279,422	84,864,258	79,085,640	86,119,670

Cash dividends paid per share	$0.40	$0.35	$0.40	$0.99

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net earnings	$140,023	$109,150	$367,440	$315,728

Other comprehensive earnings (losses):

Foreign currency translation adjustments, net of tax benefit (expense) of $2,534, $(4,181), $4,133, and $(9,229), respectively	(18,636)	24,317	(26,075)	52,552

Comprehensive earnings	$121,387	$133,467	$341,365	$368,280

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for per share amounts)
(Unaudited)

ASSETS	Sept. 30, 2008	Dec. 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$364,417	$113,437
Marketable securities at cost,
which approximates market value	–	20,074
Accounts receivable (less allowances for doubtful
accounts of $29,345 and $25,830, respectively)	721,387	602,650
Inventories	961,094	946,327
Prepaid expenses and other assets	63,028	61,666
Deferred income taxes	61,395	56,663
Total current assets	2,171,321	1,800,817

PROPERTY, BUILDINGS AND EQUIPMENT	2,116,796	2,004,276
Less accumulated depreciation and amortization	1,188,300	1,125,931
Property, buildings and equipment – net	928,496	878,345

DEFERRED INCOME TAXES	72,760	54,658

INVESTMENT IN UNCONSOLIDATED ENTITIES	23,089	14,759

GOODWILL	231,945	233,028

OTHER ASSETS AND INTANGIBLES – NET	108,830	112,421

TOTAL ASSETS	$3,536,441	$3,094,028

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except for per share amounts)
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY	Sept. 30, 2008	Dec. 31, 2007

CURRENT LIABILITIES
Short-term debt	$16,431	$102,060
Current maturities of long-term debt	12,923	4,590
Trade accounts payable	314,445	297,929
Accrued compensation and benefits	164,524	182,275
Accrued contributions to employees’
profit sharing plans	110,566	126,483
Accrued expenses	99,386	102,607
Income taxes payable	16,589	10,459
Total current liabilities	734,864	826,403

LONG-TERM DEBT (less current maturities)	496,562	4,895

DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	23,531	20,727

ACCRUED EMPLOYMENT-RELATED BENEFITS	153,393	143,895

SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	–	–
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	54,830	54,830
Additional contributed capital	555,410	475,350
Retained earnings	3,593,931	3,316,875
Accumulated other comprehensive earnings	46,096	72,171
Treasury stock, at cost – 33,591,375 and 30,199,804 shares, respectively	(2,122,176)	(1,821,118)

Total shareholders' equity	2,128,091	2,098,108

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,536,441	$3,094,028

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Nine Months Ended Sept. 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$367,440	$315,728
Provision for losses on accounts receivable	11,867	7,824
Deferred income taxes and tax uncertainties	(18,432)	(7,437)
Depreciation and amortization:
Property, buildings and equipment	81,507	75,113
Capitalized software and other intangibles	19,258	18,486
Stock-based compensation	36,655	28,988
Tax benefit of stock incentive plans	1,612	2,820
Net gains on sales of property, buildings and equipment	(4,760)	(5,433)
(Income) losses from unconsolidated entities – net	(2,835)	(353)
Change in operating assets and liabilities – net of business acquisitions
(Increase) in accounts receivable	(125,936)	(105,145)
(Increase) in inventories	(17,360)	(39,532)
Decrease in prepaid expenses	645	7,410
Increase in trade accounts payable	13,069	39,188
(Decrease) in other current liabilities	(42,191)	(16,324)
Increase in current income taxes payable	6,466	3,598
Increase in accrued employment-related benefits cost	9,498	17,697
Other – net	(1,186)	(4,876)

Net cash provided by operating activities	335,317	337,752

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment – net of dispositions	(125,020)	(128,744)
Additions to capitalized software	(6,570)	(5,726)
Cash paid for business acquisitions	(33,995)	(4,684)
Proceeds from sale of marketable securities	19,627	12,765
Purchases of marketable securities	–	(17,079)
Investments in unconsolidated entities	(6,486)	–
Other – net	(416)	(405)

Net cash used in investing activities	$(152,860)	$(143,873)

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands of dollars)
(Unaudited)

	Nine Months Ended Sept. 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) in commercial paper	$(95,356)	$–
Net increase in short term debt	–	144,428
Borrowings under line of credit	19,136	–
Payments against line of credit	(8,799)	–
Proceeds from issuance of long-term debt	500,000	–
Stock options exercised	41,103	103,465
Excess tax benefits from stock-based compensation	11,733	27,050
Purchase of treasury stock	(307,552)	(647,293)
Cash dividends paid	(90,384)	(84,766)

Net cash provided by (used in) financing activities	69,881	(457,116)

Exchange rate effect on cash and cash equivalents	(1,358)	4,132

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	250,980	(259,105)

Cash and cash equivalents at beginning of year	113,437	348,471

Cash and cash equivalents at end of period	$364,417	$89,366

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

NEW ACCOUNTING STANDARDS

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

In April 2008, the FASB issued Staff Position FSP 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  FSP 142-3 is effective for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of FSP 142-3 to have a material effect on its results of operations or financial position.

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

In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP 03-6-1).  FSP 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  Upon adoption, a company is required to retrospectively adjust its earnings per share data presentation to conform with the FSP 03-6-1 provisions.  FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008.   The Company is currently evaluating the impact that adoption may have on its results of operation and financial position.

3.  ACQUISITIONS

Effective July 21, 2008 the Company acquired a 49.9% interest in Asia Pacific Brands India Ltd. (Asia Pacific Brands) from its sole shareholder.  Asia Pacific Brands, one of India's largest industrial and electrical wholesale distributors, is headquartered in Mumbai, India.  With 27 locations and more than 6,200 dealer relationships across India, Asia Pacific Brands had revenue of US$47 million for its fiscal year ended March 31, 2008.  The Company paid $5.4 million for its ownership interest.  In addition, the Company and its joint venture partner each made a $1.1 million capital infusion which is intended to help grow the business.  The Company is using the equity method to account for this investment.

On July 10, 2008, Lab Safety Supply, a direct marketing subsidiary of the Company, acquired substantially all of the assets of Highsmith Inc. (Highsmith), located in Fort Atkinson, Wisconsin.  Highsmith is a direct marketing leader in the library equipment, furniture and supplies market and had sales of $64 million in 2007.  The purchase price and costs of the acquisition were $27.0 million in cash and $6.1 million in assumed liabilities.  The estimated goodwill recognized in the transaction amounted to $4.1 million and is expected to be deductible for tax purposes.  The integration of Highsmith into existing operations should be completed by the end of the year.  As part of the integration Lab Safety is discontinuing the contract sales group of Highsmith which represented approximately $19 million of sales in 2007.  The results of Highsmith are included in the Company’s consolidated results from the date of acquisition.  Due to the immaterial nature of this transaction, disclosure of pro forma results were not considered necessary.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On June 6, 2008, Acklands - Grainger Inc., a wholly owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of Excel F.I.G. Inc. (Excel).  Excel, located in Granby, Quebec, Canada, is a business-to-business broad line distributor of maintenance, repair and operating supplies.  In 2007, Excel had sales of approximately US$12 million.  The purchase price and costs of the acquisition were US$6.9 million in cash and US$0.7 million in assumed liabilities.  The estimated goodwill recognized in the transaction amounted to US$4.4 million and is expected to be partially deductible for tax purposes.  The results of Excel are included in the Company’s consolidated results from the date of acquisition.  Due to the immaterial nature of this transaction, disclosure of pro forma results were not considered necessary.

4.  DIVIDEND

On October 29, 2008, the Company’s Board of Directors declared a quarterly dividend of 40 cents per share, payable December 1, 2008, to shareholders of record on November 10, 2008.

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

	Nine Months Ended September 30,
	2008	2007
	(In thousands of dollars)

Beginning balance	$3,442	$4,651
Returns	(10,218)	(9,266)
Provision	10,495	8,630
Ending balance	$3,719	$4,015

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.  LONG-TERM DEBT

On May 6, 2008, the Company entered into a four year term loan of $500 million.  Proceeds were used to pay down short-term debt, fund additional share repurchases and for general corporate purposes.

At the election of the Company, the term loan shall bear interest at the Base Rate plus the Applicable Margin or the LIBOR Rate plus the Applicable Margin as defined within the contract.  At September 30, 2008 the Company has elected a one month LIBOR Interest Period.   The weighted average interest rate during the period outstanding was 3.26%.

The Company may prepay the loan in whole or in part at its option.  The scheduled loan repayment of the outstanding principal amount is as follows:

Year	Payment Amount
2009	$16.7	million
2010	$45.8	million
2011	$50.0	million
2012	$387.5	million

The Company’s debt instruments include only standard affirmative and negative covenants that are normal in debt instruments of similar amounts and structure.  The Company’s debt instruments do not contain financial or performance covenants restrictive to the business of the Company.  The Company is in compliance with all debt covenants for the nine months ended September 30, 2008.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.  EMPLOYEE BENEFITS

Retirement Plans
A majority of the Company’s employees are covered by a noncontributory profit sharing plan.  This plan provides for annual employer contributions based upon a formula related primarily to earnings before federal income taxes, limited to a percentage of total eligible compensation paid to all eligible employees.  Retroactive to January 1, 2008, the plan was amended on July 30, 2008 to establish a minimum contribution of 8% and a maximum contribution of 18% of total eligible compensation paid to all eligible employees.  Previously, there was no minimum percentage and the maximum percentage was 25%.

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

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands of dollars)

Service cost	$2,425	$2,714	$7,275	$8,142
Interest cost	2,373	2,243	7,118	6,730
Expected return on assets	(1,117)	(1,012)	(3,349)	(3,037)
Amortization of transition asset	(36)	(36)	(108)	(107)
Amortization of unrecognized losses	328	523	984	1,570
Amortization of prior service credits	(304)	(109)	(912)	(328)
Net periodic benefit costs	$3,669	$4,323	$11,008	$12,970

The Company has established a Group Benefit Trust to fund the plan and process benefit payments.  The funding of the trust is an estimated amount, which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended.  There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC.  During the three and nine months ended September 30, 2008, the Company contributed $1.0 million and $3.1 million, respectively, to the trust.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.  SEGMENT INFORMATION

The three reportable segments are Grainger Branch-based, Acklands - Grainger Branch-based (Acklands - Grainger) and Lab Safety Supply, Inc. (Lab Safety).  Grainger Branch-based is an aggregation including the following: Grainger Industrial Supply, Grainger, S.A. de C.V. (Mexico), Grainger Caribe Inc. (Puerto Rico), Grainger China LLC (China) and Grainger Panama S.A. (Panama).  Acklands - Grainger is the Company’s Canadian branch-based distribution business.  Lab Safety is a direct marketer of safety and other industrial products.  Following is a summary of segment results (in thousands of dollars):

	Three Months Ended September 30, 2008
	Grainger Branch-based	Acklands - Grainger Branch-based	Lab Safety	Total

Total net sales	$1,523,543	$190,754	$127,321	$1,841,618
Intersegment net sales	(1,021)	(127)	(995)	(2,143)
Net sales to external customers	$1,522,522	$190,627	$126,326	$1,839,475

Segment operating earnings	$226,602	$14,168	$12,212	$252,982

	Three Months Ended September 30, 2007
	Grainger Branch-based	Acklands - Grainger Branch-based	Lab Safety	Total

Total net sales	$1,385,278	$163,519	$111,199	$1,659,996
Intersegment net sales	(487)	–	(917)	(1,404)
Net sales to external customers	$1,384,791	$163,519	$110,282	$1,658,592

Segment operating earnings	$173,115	$10,243	$14,213	$197,571

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2008
	Grainger Branch-based	Acklands - Grainger Branch-based	Lab Safety	Total

Total net sales	$4,346,857	$565,924	$350,032	$5,262,813
Intersegment net sales	(2,330)	(127)	(2,979)	(5,436)
Net sales to external customers	$4,344,527	$565,797	$347,053	$5,257,377

Segment operating earnings	$596,411	$41,856	$40,596	$678,863

	Nine Months Ended September 30, 2007
	Grainger Branch-based	Acklands - Grainger Branch-based	Lab Safety	Total

Total net sales	$4,014,522	$464,851	$330,653	$4,810,026
Intersegment net sales	(1,211)	–	(2,554)	(3,765)
Net sales to external customers	$4,013,311	$464,851	$328,099	$4,806,261

Segment operating earnings	$505,027	$29,710	$43,191	$577,928

	Grainger Branch-based	Acklands - Grainger Branch-based	Lab Safety	Total

Segment assets:
September 30, 2008	$2,225,971	$506,897	$240,572	$2,973,440

December 31, 2007	$2,107,408	$502,414	$212,627	$2,822,449

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Following are reconciliations of segment information with the consolidated totals per the financial statements (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating earnings:
Total operating earnings for reportable segments	$252,982	$197,571	$678,863	$577,928
Unallocated expenses and eliminations	(21,525)	(23,239)	(76,748)	(74,436)
Total consolidated operating earnings	$231,457	$174,332	$602,115	$503,492

	Sept. 30, 2008	Dec. 31, 2007
Assets:
Total assets for reportable segments	$2,973,440	$2,822,449
Elimination of intersegment assets	(34,579)	(167)
Unallocated assets	597,580	271,746
Total consolidated assets	$3,536,441	$3,094,028

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

The increase in unallocated assets as of September 30, 2008 is primarily due to the Company’s higher cash balance.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007

Net earnings	$140,023,000	$109,150,000	$367,440,000	$315,728,000

Denominator for basic earnings per share – weighted average shares	75,967,774	82,233,231	76,813,709	83,437,184
Effect of dilutive securities – stock-based compensation	2,311,648	2,631,027	2,271,931	2,682,486
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	78,279,422	84,864,258	79,085,640	86,119,670

Basic earnings per common share	$1.84	$1.33	$4.78	$3.78
Diluted earnings per common share	$1.79	$1.29	$4.65	$3.67

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

Grainger’s three reportable segments are Grainger Branch-based, Acklands - Grainger Branch-based (Acklands - Grainger) and Lab Safety Supply, Inc. (Lab Safety).  Grainger Branch-based is an aggregation including the following business units:  Grainger Industrial Supply, Grainger, S.A. de C.V. (Mexico), Grainger Caribe Inc. (Puerto Rico), Grainger China LLC (China) and Grainger Panama S.A. (Panama).  Acklands - Grainger is the Company’s Canadian branch-based distribution business.  Lab Safety is a direct marketer of safety and other industrial products.

Business Environment
Several economic factors and industry trends shape Grainger’s business environment.  Historically, Grainger’s sales trends have tended to correlate positively with industrial production growth, particularly manufacturing output, as well as employment growth, particularly non-farm payrolls.  According to the Federal Reserve, overall industrial production decreased 4.5% from September 2007 to September 2008.  Manufacturing output decreased 4.8% from September 2007 to September 2008, and manufacturing employment levels declined 3.2%.  Non-farm employment was essentially flat from September 2007 to September 2008.  Grainger’s sales to manufacturing customers, as well as to most other customer-end markets, continued to grow in the third quarter of 2008.  This reflects the success of Grainger’s on-going market expansion and product line expansion initiatives, as well as Grainger’s growing diversification into markets other than manufacturing.  Current economic growth projections for 2008 industrial production and GDP are (0.4%) and 1.4%, respectively.

For the first nine months of 2008, the Company had $142.0 million of capital expenditures, of which $35.3 million related to its U.S. market expansion program.  The Company is targeting completion of its investments in the U.S. market expansion program in 2008.

Matters Affecting Comparability
There were 64 sales day in the third quarter of 2008 compared to 63 sales days in the third quarter of 2007.  There were 192 sales days in the first nine months of 2008 compared to 191 sales days in the first nine months of 2007.

Grainger’s operating results for the first nine months of 2008 include the operating results of the Highsmith acquisition made by Lab Safety in July 2008.  Since the acquisition date, those results have been included in the Lab Safety segment.  See the Segment Analysis in the following Management’s Discussion and Analysis.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three Months Ended September 30, 2008
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

Three Months Ended September 30,
Items in Condensed Consolidated Statements of Earnings

	As a Percent of Net Sales
	2008	2007	Percent Increase (Decrease)
Net sales	100.0%	100.0%	10.9%
Cost of merchandise sold	59.6	60.2	9.8
Gross profit	40.4	39.8	12.5
Operating expenses	27.8	29.3	5.3
Operating earnings	12.6	10.5	32.8
Other income (expense)	(0.2)	0.2	(197.0)
Income taxes	4.8	4.1	30.3
Net earnings	7.6%	6.6%	28.3%

Grainger’s net sales of $1,839.5 million for the third quarter of 2008 increased 10.9% compared with sales of $1,658.6 million for the comparable 2007 quarter.  Daily sales were up 9.2%.  An increase in net sales was realized in all three segments of the business.  The overall increase in net sales was led by low double-digit growth in the government sector and high single-digit growth in the reseller sector.  Approximately 3 percentage points of the sales growth came from Grainger’s ongoing strategic initiatives, market expansion and product line expansion.  For the quarter, sales were positively affected by price increases of approximately 4 percentage points and there was minimal effect from foreign exchange. Sales were negatively affected by 1 percentage point due to a decline in the sales of seasonal products.  Prices were increased to offset cost inflation.  Refer to the Segment Analysis below for further detail of sales and ongoing strategic initiatives.

Gross profit of $742.3 million for the third quarter of 2008 increased 12.5%.  The gross profit margin during the third quarter of 2008 increased 0.6 percentage point when compared to the same period in 2007, primarily due to positive inflation recovery partially offset by unfavorable selling price category mix.

Operating expenses of $510.9 million for the third quarter of 2008 increased 5.3%.  Operating expenses grew slower than the sales growth primarily due to non-payroll operating expenses including lower advertising expenses, and a lower provision for bad debts due to improved collection effectiveness.  Comparisons also benefited from one extra sales day which increased the leverage on fixed costs.

Operating earnings for the third quarter of 2008 totaled $231.5 million, an increase of 32.8% over the third quarter of 2007.  This earnings growth exceeded the sales growth due to an improvement in gross profit margin and positive operating expense leverage.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings for the third quarter of 2008 increased by 28.3% to $140.0 million from $109.1 million in 2007.  The growth in net earnings for the quarter primarily resulted from the improvement in operating earnings, partially offset by lower interest income, higher interest expense and a higher income tax rate versus 2007.  Diluted earnings per share of $1.79 in the third quarter of 2008 were 38.8% higher than the $1.29 for the third quarter of 2007.  This improvement was higher than the percentage increase for net earnings due to lower shares outstanding primarily a result of the Company’s share repurchase program.

Segment Analysis
The following comments at the segment level refer to external and intersegment net sales.  Comments at the business unit level include external and inter- and intrasegment net sales.  See Note 8 to the Condensed Consolidated Financial Statements.

Grainger Branch-based
Net sales were $1,523.5 million for the third quarter of 2008, an increase of $138.2 million, or 10.0%, when compared with net sales of $1,385.3 million for the same period in 2007.  Daily sales were up 8.3%.

Sales in the United States were up 9.6%.  Daily sales were up 7.9% with growth in all customer end markets except retail, which was flat.  The increase in net sales was led by low double-digit growth in the government sector and high single-digit growth in the reseller sector.  Sales were negatively affected by 1 percentage point due to a decline in the sales of seasonal products.  Market expansion and product line expansion added approximately 3 percentage points to overall growth in the quarter.

Results for the market expansion program were as follows:

	2008 Third Quarter
	Sales Increase	Percent Complete
Phase 1 (Atlanta, Denver, Seattle)	11%	100%
Phase 2 (Four markets in Southern California)	5%	100%
Phase 3 (Houston, St. Louis, Tampa)	10%	100%
Phase 4 (Baltimore, Cincinnati, Kansas City, Miami, Philadelphia, Washington D.C.)	4%	100%
Phase 5 (Dallas, Detroit, Greater New York, Phoenix)	5%	95%
Phase 6 (Chicago, Minneapolis, Pittsburgh, San Francisco)	7%	95%

The Company is targeting completion of phases 5 and 6 in 2008 and expects to see continued incremental sales growth from the program for another five years.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The U.S. branch-based business has added approximately 60,000 new products in 2008 which will be featured in the February 2009 catalog but are currently for sale on grainger.com.  The 2008 catalog includes a total of 183,000 products.

Sales in Mexico increased 16.8% in the third quarter of 2008 versus 2007.  Daily sales were up 15.0%. In local currency, daily sales were up 8.2% primarily driven by increased market share coming from the ongoing branch expansion program.  Daily sales were led by growth to the natural resources sector of the economy, partially offset by weakness in manufacturing and hospitality.

The segment gross profit margin increased 0.8 percentage point in the 2008 third quarter over the comparable quarter of 2007, primarily due to positive inflation recovery partially offset by unfavorable selling price category mix.

Operating expenses in this segment were up 3.6% in the third quarter of 2008 versus the third quarter of 2007.  Operating expenses grew slower than the sales growth primarily due to non-payroll operating expenses including lower advertising expenses, and a lower provision for bad debts due to improved collection effectiveness.  Comparisons also benefited from one extra sales day which increased the leverage on fixed costs.

For the segment, operating earnings of $226.6 million for the third quarter of 2008 increased 30.9% over the $173.1 million for the third quarter of 2007.  This earnings improvement exceeded the sales growth rate due to improved gross profit margin and positive operating expense leverage.  Included in these results were lower profits in Mexico primarily due to branch expansion related expenses, ongoing losses in China and start up expenses related to the new branch in Panama.

Acklands - Grainger Branch-based
Net sales at Acklands - Grainger were $190.8 million for the third quarter of 2008, an increase of $27.3 million, or 16.7%, when compared with $163.5 million for the same period in 2007.  On a daily basis sales increased 14.8%.  There was minimal effect from foreign exchange as sales increased 16.2% in local currency, or 14.4% on a daily basis.  The results benefited from continued strength from sales to oil sands, natural gas, construction, government, mining, and agriculture customers, partially offset by weakness in the forestry sector.

The gross profit margin increased 0.7 percentage point in the 2008 third quarter versus the third quarter of 2007, primarily due to positive inflation recovery, partially offset by increased freight and handling costs.

Operating expenses were up 14.9% in the third quarter of 2008.  The segment achieved positive operating expense leverage as operating expenses increased 14.4% in local currency.

Operating earnings of $14.2 million for the third quarter of 2008 were up $3.9 million, or 38.3%.  The earnings improvement was primarily a result of an improved gross profit margin and operating expenses which grew at a slower rate than sales.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Lab Safety
Net sales at Lab Safety were $127.3 million for the third quarter of 2008, an increase of $16.1 million, or 14.5%, when compared with the same period in 2007.  Daily sales were up 12.7%.

Sales from the Highsmith acquisition made in July 2008 contributed all of the sales growth for the quarter.  Excluding this acquisition sales growth for the remainder of the business was down 4.6% on a daily basis.

The gross profit margin decreased 1.7% in the third quarter of 2008 from the third quarter of 2007.  Gross profit margin was down primarily due to product mix, as the Highsmith acquisition negatively impacted margins due to lower margin rates, and from a negative selling price category mix.

Operating expenses were up 20.2% in the third quarter of 2008, primarily due to costs associated with the Highsmith acquisition.  Excluding Highsmith, operating expenses were down 1.3% for the third quarter of 2008.

Operating earnings of $12.2 million for the third quarter of 2008 decreased 14.1% over the same period in 2007.  Operating earnings decreased due to a decline in gross profit margin and operating expenses which grew at a higher rate than sales.

Other Income and Expense
Other income and expense was an expense of $2.8 million in the third quarter of 2008 compared with $2.9 million of income in the third quarter of 2007.  This decrease was primarily attributable to lower interest income due to lower interest rates and higher interest expense in 2008 due to increased borrowings.

Income Taxes
Grainger’s effective income tax rates were 38.8% and 38.4% for the third quarter of 2008 and 2007, respectively.  Excluding the effect of equity in net income of unconsolidated entities, the effective income tax rate was 38.9% for the third quarter of 2008 and 38.5% for the third quarter of 2007.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Nine Months Ended September 30, 2008
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

Nine Months Ended September 30,
Items in Condensed Consolidated Statements of Earnings

	As a Percent of Net Sales
	2008	2007	Percent Increase (Decrease)
Net sales	100.0%	100.0%	9.4%
Cost of merchandise sold	59.5	59.8	8.9
Gross profit	40.5	40.2	10.1
Operating expenses	29.0	29.7	6.8
Operating earnings	11.5	10.5	19.6
Other income (expense)	(0.1)	0.2	(126.3)
Income taxes	4.4	4.1	17.6
Net earnings	7.0%	6.6%	16.4%

Grainger’s net sales of $5,257.4 million for the first nine months of 2008 increased 9.4% compared with sales of $4,806.3 million for the comparable 2007 period.  Daily sales were up 8.8%.  An increase in net sales was realized in all three segments of the business.  The increase in net sales was led by low double-digit sales growth in the government sector and mid single-digit growth in the light manufacturing, commercial and reseller sectors.  Approximately 3 percentage points of the sales growth came from Grainger’s ongoing strategic initiatives, market expansion and product line expansion, with another 1 percentage point from foreign exchange.  For the first nine months of 2008, sales were positively affected by price increases of approximately 3 percentage points.  Sales were negatively affected by approximately 1 percentage point due to a decline in the sales of seasonal products.  Refer to the Segment Analysis below for further detail of sales and ongoing strategic initiatives.

Gross profit of $2,182.2 million for the first nine months of 2008 increased 10.1%.  The gross profit margin during the first nine months of 2008 increased 0.3 percentage point when compared to the same period in 2007 primarily due to positive inflation recovery, partially offset by unfavorable selling price category mix.

Operating expenses of $1,526.0 million for the first nine months of 2008 increased 6.8%.  Operating expenses grew at a slower rate than sales due primarily to non-payroll operating expenses including advertising and professional services.  Comparisons also benefited from one extra sales day which increased the leverage on fixed costs.

Operating earnings for the first nine months of 2008 totaled $602.1 million, an increase of 19.6% over the first nine months of 2007.  This earnings growth exceeded the sales growth due to an improvement in gross profit margin and positive operating expense leverage.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings for the first nine months of 2008 increased 16.4% to $367.4 million from $315.7 million in 2007.  The growth in net earnings for the first nine months primarily resulted from the improvement in operating earnings, partially offset by lower interest income, higher interest expense and a higher income tax rate versus 2007.  Diluted earnings per share of $4.65 in the first nine months of 2008 were 26.7% higher than the $3.67 for the first nine months of 2007.  This improvement was higher than the percentage increase for net earnings due to lower shares outstanding primarily a result of the Company’s share repurchase program.

Segment Analysis
The following comments at the segment level refer to external and intersegment net sales.  Comments at the business unit level include external and inter- and intrasegment net sales.  See Note 8 to the Condensed Consolidated Financial Statements.

Grainger Branch-based
Net sales were $4,346.9 million for the first nine months of 2008, an increase of $332.4 million, or 8.3%, when compared with net sales of $4,014.5 million for the same period in 2007.  Daily sales were up 7.7%.

Sales in the United States were up 8.0%.  Daily sales were up 7.5% with growth in all customer end markets, except the retail customer market, which was flat.  The increase in net sales was led by low double-digit sales growth in the government sector, and mid single-digit growth in the light manufacturing, commercial and reseller sectors.  Sales were negatively affected by approximately 1 percentage point due to a decline in the sales of seasonal products.  Market expansion and product line expansion added approximately 4 percentage points to overall growth for the first nine months of 2008.

Results for the market expansion program were as follows:

	2008 Year-to-Date
	Sales Increase	Percent Complete
Phase 1 (Atlanta, Denver, Seattle)	11%	100%
Phase 2 (Four markets in Southern California)	8%	100%
Phase 3 (Houston, St. Louis, Tampa)	12%	100%
Phase 4 (Baltimore, Cincinnati, Kansas City, Miami, Philadelphia, Washington D.C.)	4%	100%
Phase 5 (Dallas, Detroit, Greater New York, Phoenix)	6%	95%
Phase 6 (Chicago, Minneapolis, Pittsburgh, San Francisco)	8%	95%

The Company is targeting completion of phases 5 and 6 in 2008 and expects to see continued incremental sales growth from the program for another five years.

The U.S. branch-based business has added approximately 60,000 new products in 2008 which will be featured in the February 2009 catalog but are currently for sale on grainger.com.  The 2008 catalog includes a total of 183,000 products.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales in Mexico increased 19.8% in the first nine months of 2008 versus 2007.  Daily sales were up 19.2%.  In local currency, daily sales were up 14.3% primarily driven by increased market share coming from the ongoing branch expansion program.

The segment gross profit margin increased 0.4 percentage point in the first nine months of 2008 over the comparable 2007 period, primarily driven by positive inflation recovery, partially offset by unfavorable selling price category mix and increased freight and handling costs.

Operating expenses in this segment were up 5.3% in the first nine months of 2008.  Operating expenses grew at a slower rate than sales due primarily to non-payroll operating expenses including advertising and professional services.  Comparisons also benefited from one extra sales day which increased the leverage on fixed costs.

For the segment, operating earnings of $596.4 million for the first nine months of 2008 increased 18.1% over the $505.0 million for the first nine months of 2007.  This earnings improvement exceeded the sales growth rate due to an improved gross profit margin and positive operating expense leverage.  Included in these results were lower profits in Mexico primarily due to branch expansion related expenses, ongoing losses in China and start up expenses related to the new branch in Panama.

Acklands - Grainger Branch-based
Net sales at Acklands - Grainger were $565.9 million for the first nine months of 2008, an increase of $101.0 million, or 21.7%, when compared with $464.9 million for the same period in 2007.  Daily sales were up 21.1%.  In local currency, daily sales increased 12.0%   The results benefited from continued strength from sales to government, construction, oil sands, natural gas, mining and agriculture customers, partially offset by weakness in the forestry sector.

The gross profit margin increased 0.4 percentage point in the first nine months of 2008 over the first nine months of 2007.  The increase was primarily driven by positive inflation recovery.

Operating expenses were up 19.3% in the first nine months of 2008.  The segment achieved positive operating expense leverage as operating expenses increased 10.3% in local currency.  The increase in operating expenses was primarily due to payroll and benefits as a result of increased headcount and merit increases, and other operating expenses.

Operating earnings of $41.9 million for the first nine months of 2008 were up $12.1 million, or 40.9%.  This earnings improvement exceeded the sales growth rate primarily due to an improved gross profit margin and positive operating expense leverage.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Lab Safety
Net sales at Lab Safety were $350.0 million for the first nine months of 2008, an increase of $19.3 million, or 5.9%, when compared with $330.7 million for the same period in 2007.  Daily sales were up 5.3%.  Excluding sales from the Highsmith acquisition, sales growth for the remainder of the business was down approximately 1%.

The gross profit margin decreased 0.5 percentage point in the first nine months of 2008 from the first nine months of 2007.  Gross profit margin was down as a result of unfavorable selling price category mix and product mix partially offset by positive inflation recovery.

Operating expenses were up 9.2% in the first nine months of 2008.  Expenses grew at a faster rate than sales primarily due to the costs associated with the Highsmith acquisition.  Excluding Highsmith, operating expenses were up approximately 2% for the first nine months of 2008.

Operating earnings of $40.6 million for the first nine months of 2008 decreased 6.0% versus the same period in 2007.  Operating earnings decreased due to a decline in gross profit margin and operating expenses which grew at a higher rate than sales.

Other Income and Expense
Other income and expense was an expense of $2.5 million in the first nine months of 2008 compared with income of $9.7 million in the first nine months of 2007.  This decrease was primarily attributable to lower interest income due to lower interest rates and lower average cash balances and higher interest expense in 2008 due to increased borrowings.

Income Taxes
Grainger’s effective income tax rates were 38.7% and 38.5% for the first nine months of 2008 and 2007, respectively.  Excluding the effect of equity in net income of unconsolidated entities, the effective income tax rate was 38.9% for the first nine months of 2008 and 38.5% for the first nine months of 2007.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition
For the nine months ended September 30, 2008, working capital of $1,436.5 million increased by $462.1 million when compared to $974.4 million at December 31, 2007.  The increase in working capital primarily relates to increases in cash and receivables and the replacement of short-term borrowings with long-term debt.  The ratio of current assets to current liabilities was 3.0 at September 30, 2008, versus 2.2 at December 31, 2007.

Net cash provided by operating activities was $335.3 million and $337.8 million for the nine months ended September 30, 2008 and 2007, respectively.  Net cash flows from operating activities serve as Grainger’s primary source to fund its growth initiatives.  Contributing to cash flows from operations were net earnings in the first nine months ended September 30, 2008 of $367.4 million and the effect of non-cash expenses such as stock-based compensation, and depreciation and amortization.  Partially offsetting these amounts were changes in operating assets and liabilities, which resulted in a net use of cash of $155.8 million for the first nine months of 2008.  The principal operating uses of cash were increases in accounts receivable and inventory, as well as a reduction of other current liabilities.  The increase in receivables was due to a higher sales volume.  The increase in inventories was due to the product line expansion initiative and higher inventories to improve customer service through better product availability. Other current liabilities declined primarily due to annual cash payments for profit sharing and bonuses.  Partially offsetting these uses in cash was an increase in trade accounts payable.

Net cash used in investing activities was $152.9 million and $143.9 million for the nine months ended September 30, 2008 and 2007, respectively.  Cash expended for additions to property, buildings, equipment and capitalized software was $140.5 million in the first nine months of 2008 versus $143.5 million in the first nine months of 2007.  Capital expenditures included the continued funding of the market expansion initiatives in the United States and Mexico.  Cash expended for business acquisitions was $34.0 million for the first nine months of 2008 versus $4.7 million in the first nine months of 2007.

Net cash provided by financing activities was $69.9 million for the nine months ended September 30, 2008, versus net cash used of $457.1 million for the nine months ended September 30, 2007.  For the nine months ended September 30, 2008, cash provided by financing activities included proceeds from long-term borrowings of $500 million, and proceeds and excess tax benefits realized from stock options exercised of $52.8 million in 2008 versus $130.5 million in 2007.  Amounts used in financing activities included treasury stock purchases of $307.6 million for the first nine months of 2008 versus $647.3 million for the first nine months of 2007.  Grainger repurchased 4.3 million shares compared to 7.1 million shares in the first nine months of 2007.  As of September 30, 2008, approximately 8.8 million shares of common stock remained available under Grainger’s repurchase authorization.  Grainger also used cash in financing activities to pay dividends to shareholders of $90.4 million and $84.8 million for the first nine months of 2008 and 2007, respectively, and paid off $85.0 million of short-term borrowings in the first nine months of 2008 versus an increase of $144.4 million in the first nine months of 2007.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Grainger maintains a debt ratio and liquidity position that provide flexibility in funding working capital needs and long-term cash requirements.  In addition to internally generated funds, Grainger has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit.  Total debt as a percent of total capitalization was 19.8% at September 30, 2008, and 5.0% at December 31, 2007.  The increase in total debt as a percent of total capitalization was primarily the result of long-term borrowings.  See Note 6 to the Condensed Consolidated Financial Statements for additional borrowings detail.

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

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This Form 10-Q contains statements that are not historical in nature but concern future results and business plans, strategies and objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws.  Grainger has generally identified such forward-looking statements by using words such as "continued incremental sales growth, continues to believe it complies, could, expect, expected, expects, intended, intends, is targeting, may, percent complete, projections, should be completed, timing and outcome are uncertain, and will" or similar expressions.

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

W.W. Grainger, Inc. and Subsidiaries

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – Third Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

July 1 – July 31	350,000	$83.38	350,000	8,811,100	shares

August 1 – August 31	3,375	$89.15	–	8,811,100	shares

Sept. 1 – Sept. 30	–	–	–	8,811,100	shares

Total	353,375	$83.44	350,000

(A)	There were 3,375 shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

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

W.W. Grainger, Inc.
(Registrant)
Date: October 30, 2008	By:	/s/ R. L. Jadin
R. L. Jadin, Senior Vice President and Chief Financial Officer
Date: October 30, 2008	By:	/s/ G. S. Irving
G. S. Irving, Vice President and Controller