Form 10-Q/A
period 2008-09-30
GRAINGER W W INC
filed 2008-11-07
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE:

This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on October 30, 2008 (this “Amendment”), is being filed solely for the purpose of correcting a clerical error.  The amount of Cash dividends paid per share for the nine months ended September 30, 2008 inadvertently reflected the amount paid for the three months ended September 30, 2008.  This has been corrected and can be found on the Condensed Consolidated Statements of Earnings. Other than this correction, this Amendment does not change the previously reported financial statements or any of the other disclosures contained in the original Quarterly Report on Form 10Q.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net sales	$1,839,475	$1,658,592	$5,257,377	$4,806,261

Cost of merchandise sold	1,097,127	999,003	3,129,218	2,874,119

Gross profit	742,348	659,589	2,128,159	1,932,142

Warehousing, marketing and administrative expenses	510,891	485,257	1,526,044	1,428,650

Operating earnings	231,457	174,332	602,115	503,492

Other income and (expense):
Interest income	1,602	3,144	3,642	11,182
Interest expense	(4,393)	(721)	(9,591)	(1,817)
Equity in net income (loss) of unconsolidated entities	755	470	2,835	353
Unclassified – net	(731)	(41)	569	(53)
Total other income and (expense)	(2,767)	2,852	(2,545)	9,665

Earnings before income taxes	228,690	177,184	599,570	513,157

Income taxes	88,667	68,034	232,130	197,429

Net earnings	$140,023	$109,150	$367,440	$315,728

Earnings per share:

Basic	$1.84	$1.33	$4.78	$3.78

Diluted	$1.79	$1.29	$4.65	$3.67

Weighted average number of shares outstanding:
Basic	75,967,774	82,233,231	76,813,709	83,437,184

Diluted	78,279,422	84,864,258	79,085,640	86,119,670

Cash dividends paid per share	$0.40	$0.35	$1.15	$0.99

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

W.W. Grainger, Inc.
(Registrant)
Date: November 7, 2008	By:	/s/ R. L. Jadin
R. L. Jadin, Senior Vice President and Chief Financial Officer
Date: November 7, 2008	By:	/s/ G. S. Irving
G. S. Irving, Vice President and Controller