Form 10-K
period 2008-12-31
GRAINGER W W INC
filed 2009-02-27
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Yes ___X____                               No _______

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ___ ____                               No ___X___

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
Yes ________                               No ___X___

The aggregate market value of the voting common equity held by nonaffiliates of the registrant was $5,897,949,081 as of the close of trading as reported on the New York Stock Exchange on June 30, 2008. The Company does not have nonvoting common equity.

The registrant had 74,855,074 shares of common stock outstanding as of January 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the annual meeting of shareholders of the registrant to be held on April 29, 2009, are incorporated by reference into Part III hereof.

TABLE OF CONTENTS

Page(s)
PART I
Item 1:	BUSINESS	3-5
	THE COMPANY	3
	GRAINGER BRANCH-BASED	3-4
	INDUSTRIAL SUPPLY	3-4
	MEXICO	4
	CHINA	4
	ACKLANDS – GRAINGER BRANCH-BASED	4
	LAB SAFETY	4
	COMPETITION	5
	EMPLOYEES	5
	WEB SITE ACCESS TO COMPANY REPORTS	5
Item 1A:	RISK FACTORS	5-6
Item 1B:	UNRESOLVED STAFF COMMENTS	6
Item 2:	PROPERTIES	6-7
Item 3:	LEGAL PROCEEDINGS	7
Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	8
Executive Officers		8
PART II
Item 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER
	MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	9-10
Item 6:	SELECTED FINANCIAL DATA	10-11
Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	11-22
Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22
Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	22
Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE	22
Item 9A:	CONTROLS AND PROCEDURES	22
Item 9B:	OTHER INFORMATION	22
PART III
Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	23
Item 11:	EXECUTIVE COMPENSATION	23
Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	23
Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
	DIRECTOR INDEPENDENCE	23
Item 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES	23
PART IV
Item 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	23-24
Signatures		25
Certifications		65-68

PART I
Item 1:  Business
The Company
W.W. Grainger, Inc., incorporated in the State of Illinois in 1928, distributes facilities maintenance products and provides services and related information used by businesses and institutions primarily in the United States, Canada and Mexico to keep their facilities and equipment running. In this report, the words “Grainger” or “Company” mean W.W. Grainger, Inc. and its subsidiaries.

Grainger is the leading broad-line supplier of facilities maintenance and other related products in North America. Grainger uses a multichannel business model to provide customers with a range of options for finding and purchasing products through a network of branches, sales representatives, direct marketing including catalogs and a variety of electronic and Internet channels. Grainger serves approximately 1.8 million customers through a network of 617 branches, 18 distribution centers and multiple Web sites.

Grainger’s three reportable segments are Grainger Branch-based, Acklands – Grainger Branch-based (Acklands – Grainger) and Lab Safety Supply, Inc. (Lab Safety). Grainger Branch-based is an aggregation of the following business units: Grainger Industrial Supply (Industrial Supply), Grainger, S.A. de C.V. (Mexico), Grainger Caribe Inc. (Puerto Rico), Grainger China LLC (China) and Grainger Panama S.A. (Panama). Acklands – Grainger is the Company’s Canadian branch-based distribution business. Lab Safety is a direct marketer of safety and other industrial products. Late in 2008, the Company announced plans to integrate Lab Safety Supply with Grainger Industrial Supply. During 2009, Grainger will be integrating the Lab Safety business into the Grainger Industrial Supply business as well as reviewing the Company's current operating structure to ensure that it will meet the current and future needs of the business. Grainger is also evaluating the impact that this integration will have on reportable segments. Any changes to reportable segments will include a restatement of prior periods for consistency purposes. For segment and geographical information and consolidated net sales and operating earnings see “Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 to the Consolidated Financial Statements.

Grainger has internal business support functions that provide coordination and guidance in the areas of accounting and finance, business development, communications and investor relations, compensation and benefits, information systems, health and safety, human resources, insurance and risk management, internal audit, legal, real estate, security, tax and treasury. These services are provided in varying degrees to all business units.

Grainger does not engage in product research and development activities. Items are regularly added to and deleted from Grainger’s product lines on the basis of customer demand, market research, recommendations of suppliers, sales volumes and other factors.

Grainger Branch-based
The Grainger Branch-based businesses provide customers with solutions for facilities maintenance and other product needs through logistics networks that are configured for rapid product availability. Grainger offers a broad selection of facilities maintenance and other products through local branches, catalogs and the Internet. The more significant businesses in this segment are described below.

Industrial Supply
Industrial Supply offers U.S. businesses and institutions a combination of product breadth, local availability, speed of delivery, detailed product information and competitively priced products. Industrial Supply distributes material handling equipment, safety and security supplies, lighting and electrical products, power and hand tools, pumps and plumbing supplies, cleaning and maintenance supplies and many other items primarily focused on the facilities maintenance market. Its customers range from small and medium-sized businesses to large corporations, governmental entities and other institutions. During 2008, Industrial Supply completed an average of 95,000 sales transactions daily.

Industrial Supply operates 437 branches located in all 50 states. These branches are located within 20 minutes of the majority of U.S. businesses and serve the immediate needs of their local markets by allowing customers to pick up items directly from the branches.

Branches range in size from small, will-call branches to large master branches. Branches primarily fulfill counter and will-call needs and provide customer service. An average branch is 22,000 square feet in size, has 12 employees and handles about 125 transactions per day. In 2008, Industrial Supply opened 13 branches, relocated 13, expanded or remodeled 11 and closed 10 branches.

Industrial Supply’s logistics network is comprised of nine distribution centers (DCs). Using automated equipment and processes, the DCs handle the majority of the customer shipping and replenish branch inventories.

Industrial Supply has a sales force of approximately 2,200 professionals that help businesses and institutions select the right products to reduce their operating expenses and improve cash flow, and find immediate solutions to maintenance problems. Industrial Supply’s primary customers work in facilities maintenance departments and service shops across a wide range of industries such as: manufacturing, hospitality, transportation, government, retail, healthcare and education. Sales transactions during 2008 were made to approximately 1.3 million customers. Approximately 24% of 2008 sales consisted of private label items bearing Grainger’s registered trademarks, including DAYTON® motors, SPEEDAIRE® air compressors, AIR HANDLER® air filtration equipment, DEM-KOTE® spray paints, WESTWARD® tools, CONDOR™ safety products and LUMAPRO® lighting products. Grainger has taken steps to protect these trademarks against infringement and believes that they will remain available for future use in its business. Sales of remaining items generally consisted of products carrying the names of other well-recognized brands.

The Industrial Supply catalog, most recently issued in February 2009, offers approximately 237,000 facilities maintenance and other products and is used by customers, sales representatives and branch personnel to assist in customer product selection. Approximately 2.2 million copies of the catalog were produced.

Customers can also purchase products through grainger.com. With access to more than 475,000 products, this Web site serves as a prominent service channel for Industrial Supply. Grainger.com provides real-time product availability and detailed product information and offers advanced features such as product search and compare capabilities. For customers with sophisticated electronic purchasing platforms, Grainger utilizes technology that allows these systems to communicate directly with grainger.com.

Industrial Supply purchases products for sale from approximately 1,600 key suppliers, most of which are manufacturers. No single supplier comprised more than 5% of Industrial Supply’s purchases and no significant difficulty has been encountered with respect to sources of supply.

Through a global sourcing operation, Industrial Supply procures competitively priced, high-quality products produced outside the United States from approximately 320 suppliers. Grainger businesses sell these items primarily under private labels. Products obtained through the global sourcing operation include DAYTON® motors, WESTWARD® tools, LUMAPRO® lighting products and CONDOR™ safety products, as well as products bearing other trademarks.

Mexico
Grainger’s operations in Mexico provide local businesses with facilities maintenance products and other products from both Mexico and the United States. In 2008, Mexico opened six branches and one master branch, bringing their total number of locations to 22. The business ships products to customers as well as fulfills counter and will-call needs. The largest facility, an 85,000 square foot DC, is located outside of Monterrey, Mexico. During 2008, approximately 1,000 sales transactions were completed daily. Customers have access to approximately 35,000 products through a Spanish-language catalog or through grainger.com.mx.

China
Grainger operates in China from a 126,000 square foot DC with a showroom located in Shanghai and has 10 sales offices that allow sales representatives to work remotely and meet with customers. Customers have access to approximately 50,000 products through a Chinese-language catalog or through grainger.com.cn.

Acklands – Grainger Branch-based
Acklands – Grainger is Canada’s leading broad-line distributor of industrial and safety supplies. It serves customers through 154 branches and five DCs across Canada. Acklands – Grainger distributes tools, fasteners, safety supplies, instruments, welding and shop equipment, and many other items. During 2008, approximately 14,000 sales transactions were completed daily. A comprehensive catalog, printed in both English and French, showcases the product line to facilitate the customer’s product selection. This catalog, with more than 61,000 products, is used by customers, sales account managers and branch personnel to assist in customer product selection. In addition, customers can purchase products through acklandsgrainger.com, a fully bilingual Web site.

Lab Safety
Lab Safety is a direct marketer of safety and other industrial products to U.S. and Canadian businesses. Lab Safety primarily reaches its customers through the distribution of multiple branded catalogs and other marketing materials distributed throughout the year to targeted markets. Brands include LSS, Ben Meadows (forestry), Gempler’s (agriculture), AW Direct (service vehicle accessories), Rand Materials (material handling), Professional Inspection Equipment and Construction Book Express (building and home inspection), McFeely’s Square Drive Screws (woodworking) and Highsmith (library equipment, furniture and supplies). Customers can purchase products by telephone, fax or through lss.com and other branded Web sites.

Lab Safety offers extensive product depth, technical support and high service levels.  During 2008, Lab Safety issued 16 unique catalogs covering safety supplies, material handling and facilities maintenance products, lab supplies, security and other products targeted to specific customer groups. Lab Safety provides access to approximately 258,000 products through its targeted catalogs and distributes the majority of its products from a central DC.

During 2009, the Lab Safety business will be integrated into Grainger’s Branch-based Industrial Supply business. As a result of this integration, Lab Safety will no longer be reported as a separate segment.

Competition
Grainger faces competition in all markets it serves, from manufacturers (including some of its own suppliers) that sell directly to certain segments of the market, wholesale distributors, catalog houses and retail enterprises.

Grainger provides local product availability, a broad product line, sales representatives, competitive pricing, catalogs (which include product descriptions and, in certain cases, extensive technical and application data), electronic and Internet commerce technology and other services to assist customers in lowering their total facilities maintenance costs. Grainger believes that it can effectively compete with manufacturers on small orders, but manufacturers may have an advantage in filling large orders.

Grainger serves a number of diverse markets. Based on available data, Grainger estimates the North American market for facilities maintenance and related products to be more than $150 billion, of which Grainger’s share is approximately 4 percent. There are several large competitors, although most of the market is served by small local and regional competitors.

Employees
As of December 31, 2008, Grainger had 18,334 employees, of whom 16,374 were full-time and 1,960 were part-time or temporary. Grainger has never had a major work stoppage and considers employee relations to be good.

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

Weakness in the United States and International economies could negatively impact Grainger’s sales growth. Economic and industry trends affect Grainger’s business environments. Economic downturns can cause customers to idle or close facilities, delay purchases and otherwise reduce their ability to purchase Grainger’s products and services as well as their ability to make full and timely payments. Thus, a significant or prolonged slowdown in economic activity could negatively impact Grainger’s sales growth and results of operations. The recent global economic crisis has had a negative effect on Grainger’s sales and could continue to do so into the future, however, the duration of this or any other economic downturn cannot be predicted.

The facilities maintenance industry is highly fragmented, and changes in competition could result in a decreased demand for Grainger’s products and services. There are several large competitors in the industry, although most of the market is served by small local and regional competitors. Grainger faces competition in all markets it serves, from manufacturers (including some of its own suppliers) that sell directly to certain segments of the market, wholesale distributors, catalog houses and retail enterprises. Competitive pressures could adversely affect Grainger’s sales and profitability.

Volatility in commodity prices may adversely affect operating margins. Some of Grainger’s products contain significant amounts of commodity-priced materials, such as steel, copper, or oil, and are subject to price changes based upon fluctuations in the commodities market. Grainger’s ability to pass on increases in costs depends on market conditions. The inability to pass along costs increases could result in lower operating margins. In addition, higher prices could impact demand for these products resulting in lower sales volumes.

Unexpected product shortages could negatively impact customer relationships, resulting in an adverse impact on results of operations. Grainger’s competitive strengths include product selection and availability. Products are purchased from approximately 3,000 key suppliers, no one of which accounts for more than 5% of purchases. Historically, no significant difficulty has been encountered with respect to sources of supply, however, economic downturns can adversely affect a supplier’s ability to manufacture or deliver products. If Grainger were to experience difficulty in obtaining products, there could be a short-term adverse effect on results of operations and a longer-term adverse effect on customer relationships and Grainger’s reputation. In addition, Grainger has strategic relationships with key vendors. In the event Grainger was unable to maintain those relations, there might be a loss of competitive pricing advantages which could, in turn, adversely affect results of operations.

The addition of new product lines could impact future sales growth. Grainger, from time to time, expands the breadth of its offerings by increasing the number of products it distributes. In 2006, Grainger launched a multiyear product line expansion program. The continued success of the expansion program is expected to be a driver of growth in 2009 and beyond. The success of these expansions will depend on Grainger’s ability to accurately forecast market demand, obtain products from suppliers and effectively integrate these products into the supply chain. As such, there is a risk that the product line expansion program will not deliver the expected results which could negatively impact anticipated future sales growth.

Interruptions in the proper functioning of information systems could disrupt operations and cause unanticipated increases in costs and/or decreases in revenues. The proper functioning of Grainger’s information systems is critical to the successful operation of its business. Although Grainger’s information systems are protected with robust backup systems, including physical and software safeguards and remote processing capabilities, information systems are still vulnerable to natural disasters, power losses, unauthorized access, telecommunication failures and other problems. If critical information systems fail or are otherwise unavailable, Grainger’s ability to process orders, maintain proper levels of inventories, collect accounts receivable, pay expenses and maintain the security of Company and customer data could be adversely affected.

In order to compete, Grainger must attract, retain and motivate key employees, and the failure to do so could have an adverse effect on results of operations.  In order to compete and have continued growth, Grainger must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and support positions. Grainger competes to hire employees and then must train them and develop their skills and competencies. Grainger’s operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs.

Fluctuations in foreign currency could have an adverse effect on reported results of operations.  Foreign currency exchange rates and fluctuations may have an impact on sales, future costs or on future cash flows from international operations, and could adversely affect reported financial performance.

Item 1B:  Unresolved Staff Comments
None.

Item 2:  Properties
As of December 31, 2008, Grainger’s owned and leased facilities totaled 20.7 million square feet, an increase of approximately 5% from December 31, 2007. This increase primarily related to branch expansion programs in the United States and Mexico. Industrial Supply and Acklands – Grainger accounted for the majority of the total square footage. Industrial Supply facilities are located throughout the United States and Acklands – Grainger facilities are located throughout Canada.

Industrial Supply branches range in size from 1,300 to 109,000 square feet. Most are located in or near major metropolitan areas with many located in industrial parks. Typically, a branch is on one floor, consists primarily of warehouse space, sales areas and offices and has off-the-street parking for customers and employees. Grainger believes that its properties are generally in good condition and well maintained.

A brief description of significant facilities follows:
Location	Facility and Use (7)	Size in Square Feet (in 000’s)

United States (1)	437 Industrial Supply branch locations	9,466
United States (2)	Nine Distribution Centers	5,100
United States (3)	Other facilities	879
United States (4)	Four Lab Safety facilities	833
International (5)	Other facilities	806
Canada (6)	165 Acklands – Grainger facilities	2,303
Chicago Area	Headquarters and General Offices	1,327

	Total Square Feet	20,714

(1)	Industrial Supply branches consist of 290 owned and 147 leased properties. Most leases expire between 2009 and 2017.
(2)	These facilities are all owned.
(3)	These facilities primarily include leased locations, including storage facilities and idle properties.
(4)	Lab Safety facilities consist of general offices, distribution centers, and storage facilities, of which one is owned and three are leased.
(5)	These facilities include owned and leased locations for Puerto Rico, Mexico, China and Panama.
(6)	Acklands – Grainger facilities consist of general offices, distribution centers and branches, of which 56 are owned and 109 leased.
(7)	Owned facilities are not subject to any mortgages.

Item 3:  Legal Proceedings
Grainger has been named, along with numerous other nonaffiliated companies, as a defendant in litigation in various states involving asbestos and/or silica. These lawsuits typically assert claims of personal injury arising from alleged exposure to asbestos and/or silica as a consequence of products purportedly distributed by Grainger. As of February 3, 2009, Grainger is named in cases filed on behalf of approximately 2,200 plaintiffs in which there is an allegation of exposure to asbestos and/or silica.  Grainger has denied, or intends to deny, the allegations in all of the above-described lawsuits.

In 2008, lawsuits relating to asbestos and/or silica and involving approximately 660 plaintiffs were dismissed with respect to Grainger, typically based on the lack of product identification. If a specific product distributed by Grainger is identified in any of these lawsuits, Grainger would attempt to exercise indemnification remedies against the product manufacturer. In addition, Grainger believes that a substantial number of these claims are covered by insurance.  Grainger has entered agreements with its major insurance carriers relating to the scope, coverage and costs of defense.  While Grainger is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on Grainger’s consolidated financial position or results of operations.

Grainger is a party to a contract with the United States General Services Administration (the “GSA”) first entered into in 1999 and subsequently extended in 2004.  The GSA contract had been the subject of an audit performed by the GSA’s Office of the Inspector General.  In December 2007, the Company received a letter from the Commercial Litigation Branch of the Civil Division of the Department of Justice (the “DOJ”) regarding the GSA contract. The letter suggested that the Company had not complied with its disclosure obligations and the contract’s pricing provisions, and had potentially overcharged government customers under the contract.

Discussions relating to the Company’s compliance with its disclosure obligations and the contract’s pricing provisions are ongoing.  The timing and outcome of these discussions are uncertain and could include settlement or civil litigation by the DOJ to recover, among other amounts, treble damages and penalties under the False Claims Act.  While this matter is not expected to have a material adverse effect on the Company’s financial position, an unfavorable resolution could result in significant payments by the Company.  The Company continues to believe that it has complied with the GSA contract in all material respects.

In addition to the foregoing, from time to time Grainger is involved in various other legal and administrative proceedings that are incidental to its business, including claims relating to product liability, general negligence, environmental issues, employment, intellectual property and other matters. As a government contractor, Grainger is also subject to governmental or regulatory inquiries or audits or other proceedings, including those related to pricing compliance. It is not expected that the ultimate resolution of any of these matters will have, either individually or in the aggregate, a material adverse effect on Grainger’s consolidated financial position or results of operations.

Item 4:  Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2008.

Executive Officers
Following is information about the Executive Officers of Grainger including age as of February 26, 2009. Executive Officers of Grainger generally serve until the next annual election of officers, or until earlier resignation or removal.

Name and Age	Positions and Offices Held and Principal Occupation and Employment During the Past Five Years
Court D. Carruthers (36)
Senior Vice President of Grainger, a position assumed in 2007, and President of Acklands –
Grainger Inc., a position assumed in 2006.  Previously, Mr. Carruthers served as Vice President, National Accounts and Sales of Acklands –Grainger Inc., a position assumed in 2002 when he joined that company.

Nancy A. Hobor (62)	Senior Vice President, Communications and Investor Relations, a position assumed in 1999.
John L. Howard (51)	Senior Vice President and General Counsel, a position assumed in 2000.
Gregory S. Irving (50)
Vice President and Controller, a position assumed in 2008.  Previously, Mr. Irving served as Vice President, Finance, for Acklands - Grainger Inc. since 2004. After joining Grainger in 1999 he served in various management positions including Vice President, Financial Services and Director, Internal Audit.

Ronald L. Jadin (48)
Senior Vice President and Chief Financial Officer, a position assumed in 2008. Previously, Mr. Jadin served as Vice President and Controller, a position assumed in 2006 after serving as Vice President, Finance. Upon joining Grainger in 1998, he served as Director, Financial Planning and Analysis.

Richard L. Keyser (66)	Chairman of the Board, a position assumed in 1997. From 1995 through 2008, Mr. Keyser served as Grainger's Chief Executive Officer. He joined Grainger in 1986 and became a director in 1992.
Larry J. Loizzo (54)
Vice President, Specialty Brands, a position assumed in 2009 and President of Lab Safety Supply, Inc., a position assumed in 1996. Previously, Mr. Loizzo was Senior Vice President of Grainger, a position assumed in 2003.

Donald G. Macpherson (41)
Senior Vice President, Global Supply Chain, a position assumed in 2008. Mr. Macpherson joined Grainger in 2008 as Senior Vice President, Supply Chain. Before joining Grainger, he was Partner and Managing Director of the Boston Consulting Group, a global management consulting firm and advisor on business strategy.

Michael A. Pulick (44)
Senior Vice President and President, Grainger U.S., a position assumed in 2008 after serving as Senior Vice President of Customer Service, a position assumed in 2006. After joining Grainger in 1999, Mr. Pulick has held a number of increasingly responsible positions in Grainger’s supplier and product management areas including Vice President, Product Management and Vice President, Merchandising.

James T. Ryan (50)
President and Chief Executive Officer of Grainger, a position assumed in 2008. Mr. Ryan became a director in 2007.  Previously he had been Grainger’s President and Chief Operating Officer. Before assuming that position in 2007, Mr. Ryan served as President, a position assumed in 2006, and served as Group President since 2004. Since joining Grainger in 1980, he has served in increasingly responsible roles, including Executive Vice President, Marketing, Sales and Service; Vice President, Information Services; President, grainger.com; and President, Grainger Parts.

PART II
Item 5:  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends
Grainger’s common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange, with the ticker symbol GWW. The high and low sales prices for the common stock and the dividends declared and paid for each calendar quarter during 2008 and 2007 are shown below.

		Prices
	Quarters	High	Low	Dividends
2008	First	$87.92	$69.00	$0.35
	Second	93.12	75.94	0.40
	Third	93.99	79.66	0.40
	Fourth	86.90	58.86	0.40
	Year	$93.99	$58.86	$1.55
2007	First	$80.37	$68.77	$0.29
	Second	94.75	76.00	0.35
	Third	98.60	79.38	0.35
	Fourth	96.00	84.40	0.35
	Year	$98.60	$68.77	$1.34

Grainger expects that its practice of paying quarterly dividends on its Common Stock will continue, although the payment of future dividends is at the discretion of Grainger’s Board of Directors and will depend upon Grainger’s earnings, capital requirements, financial condition and other factors.

Holders
The approximate number of shareholders of record of Grainger’s common stock as of January 31, 2009, was 1,050 with approximately 70,000 additional shareholders holding stock through nominees.

Issuer Purchases of Equity Securities – Fourth Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Oct. 1 – Oct. 31	-	-	-	8,811,100	shares

Nov. 1 – Nov. 30	-	-	-	8,811,100	shares

Dec. 1 – Dec. 31	1,409,274	$73.47	1,409,274	7,401,826	shares
Total	1,409,274	$73.47	1,409,274

(A)	There were no shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.
(B)
Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs. Activity is reported on a trade date basis.

(C)
Purchases were made through a share repurchase program approved by Grainger’s Board of Directors. On April 30, 2008, Grainger announced that its Board of Directors granted authority to repurchase up to 10 million shares. The program has no specified expiration date. No share repurchase plan or program expired or was terminated during the period covered by this report.

Company Performance
The following stock price performance graph compares the cumulative total return on an investment in Grainger common stock with the cumulative total return of an investment in each of the S&P 500 Stock Index and the Dow Jones Wilshire 5000 Industrial Supplier Index. It covers the period commencing December 31, 2003, and ending

December 31, 2008. The graph assumes that the value for the investment in Grainger common stock and in each index was $100 on December 31, 2003, and that all dividends were reinvested.

250
200
150
100
50
0
Dollars
2003
2004
2005
2006
2007
2008
Fiscal Year Ended December 31
W.W. Grainger, Inc.
Dow Jones Wilshire 5000
Industrial Supplier Index
S&P 500 Stock Index

	December 31,
	2003	2004	2005	2006	2007	2008
W.W. Grainger, Inc.	$100	$143	$155	$154	$196	$180
S&P 500 Stock Index	100	111	116	135	142	90
Dow Jones Wilshire 5000 Industrial Supplier Index	100	135	152	157	180	140

Other
On May 30, 2008, Grainger timely submitted to the New York Stock Exchange (NYSE) an Annual CEO Certification, in which Grainger’s Chief Executive Officer certified that he was not aware of any violation by Grainger of the NYSE’s corporate governance listing standards as of the date of the certification.

Item 6:  Selected Financial Data
	2008	2007	2006	2005	2004
	(In thousands of dollars, except for per share amounts)
Net sales	$6,850,032	$6,418,014	$5,883,654	$5,526,636	$5,049,785
Net earnings	475,355	420,120	383,399	346,324	286,923
Net earnings per basic share	6.21	5.10	4.36	3.87	3.18
Net earnings per diluted share	6.04	4.94	4.24	3.78	3.13
Total assets	3,515,417	3,094,028	3,046,088	3,107,921	2,809,573
Long-term debt (less current maturities)	488,228	4,895	4,895	4,895	–
Cash dividends paid per share	$1.550	$1.340	$1.110	$0.920	$0.785

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

For further information see “Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
General.  Grainger distributes facilities maintenance products and provides services and related information used by businesses and institutions primarily in the United States, Canada and Mexico to keep their facilities and equipment running. Grainger reports its operating results in three segments: Grainger Branch-based, Acklands – Grainger Branch-based (Acklands – Grainger) and Lab Safety Supply, Inc. (Lab Safety). Grainger distributes a wide range of products used by businesses and institutions to keep their facilities and equipment up and running. Grainger uses a multichannel business model to provide customers with a range of options for finding and purchasing products through a network of branches, sales representatives, direct marketing including catalogs, and a variety of electronic and Internet channels. Grainger serves customers through 617 branches, 18 distribution centers and multiple Web sites.

Business Environment.  Several economic factors and industry trends shape Grainger’s business environment. The current overall economy and leading economic indicators provide insight into anticipated economic factors for the near term and help in forming the development of projections for the upcoming year. In February 2009, Consensus Forecast-USA projected a 2009 GDP decline of 2.1% and an Industrial Production decline of 7.2% for the United States, as compared to 2008 GDP growth of 1.3% and a 1.7% decline in Industrial Production. In February 2009, Consensus Forecast-USA projected a GDP decline of 1.1% for Canada, as compared to the 2008 growth estimate of 0.6%.

Historically, Grainger’s sales trends have tended to correlate positively with industrial production growth and non-farm payrolls. In more recent years, Grainger’s sales growth in the United States has outperformed both economic indicators. For the first five months of 2008, Grainger benefited from the growth in industrial production and non-farm payrolls. Both economic indicators began to deteriorate in May 2008, however, Grainger continued to outperform both until late 2008, at which time Grainger’s sales began to be negatively affected by the economic downturn.

The light and heavy manufacturing customer sectors, which comprised approximately 25% of Grainger’s total 2008 sales, have historically correlated with manufacturing employment levels and manufacturing production. Manufacturing employment levels in the United States declined approximately 5.7% from December 2007 to December 2008, while manufacturing output decreased 9.9% from December 2007 to December 2008. This decline in manufacturing employment and output contributed to low single-digit sales growth in the light manufacturing customer sector and flat sales growth in the heavy manufacturing customer sector for Grainger in 2008.

Given the steep decline in the economic trends in Grainger’s markets in the fourth quarter of 2008, it is difficult to project future results. During the fourth quarter, Grainger began implementing contingency plans to deal with the changing environment, which included a hiring freeze on all non-customer-facing positions, a reduction in hours of part-time employees and a significant reduction to travel, consulting and relocation expenses. In response to a continuing decline in sales, on February 11, 2009, Grainger announced plans to freeze salaries of all executives and salaried employees and indicated that the payment of management incentive bonuses for 2009 would occur only if Grainger meets aggressive sales targets. Additionally, Grainger announced 300 to 400 jobs would be eliminated as a result of lower sales volume and the combination of its Lab Safety Supply and Grainger Industrial Supply businesses, resulting in annualized cost savings of between $25 million and $35 million. See Note 22 to the Consolidated Financial Statements.

In 2004, Grainger launched a multiyear market expansion program in the United States to strengthen its presence in top metropolitan markets and better position itself to serve the local customer. The expansion program was completed in 2008, however, the benefits realized from this initiative are expected to continue.

In 2006, Grainger launched a multiyear product line expansion program in the United States. Over the past three years, Grainger has added over 150,000 new products to supplement Industrial Supply’s plumbing, fastener, material handling and security product lines. The product line expansion program contributed to the sales growth in 2007 and 2008, and is expected to be a driver of growth in 2009 and beyond. In 2009, Grainger expects to add 50,000 new products to further supplement Industrial Supply’s product lines.

Grainger’s financial strength enables it to fund major initiatives, acquisitions and productivity improvements. Capital spending in 2008 for the U.S. market expansion program was approximately $40 million, with total capital expenditures of $196 million.

Capital expenditures are expected to range from $175 million to $200 million in 2009. Projected investments include improved infrastructure in distribution centers, both in the U.S. and Canada, information technology, including upgraded electronic commerce platforms, and the normal recurring replacement of equipment. Grainger expects to fund 2009 capital investments from operating cash flows, with spending planned for the following major projects:

•	$90 million to $105 million for supply chain infrastructure;
•	$15 million to $35 million for information technology.

Matters Affecting Comparability.  There were 256 sales days in 2008, compared to 255 sales days in 2007 and 254 sales days in 2006.

Since June 2008, Grainger’s operating results have included the operating results of Excel F.I.G. Inc. (Excel) in the Acklands – Grainger segment, and since July 2008 Grainger’s operating results have included the operating results of Highsmith Inc. (Highsmith) in the Lab Safety segment.

Since May 2007, Grainger’s operating results have included the operating results of McFeely’s Square Drive Screws (McFeely’s) in the Lab Safety segment.

See Note 3 to the Consolidated Financial Statements for additional information regarding business acquisitions.

Results of Operations
The following table is included as an aid to understanding changes in Grainger’s Consolidated Statements of Earnings:

	For the Years Ended December 31,
	As a Percent of Net Sales			Percent Increase/(Decrease) from Prior Year
	2008	2007	2006	2008	2007

Net sales	100.0%	100.0%	100.0%	6.7%	9.1%
Cost of merchandise sold	59.0	59.4	60.0	6.0	8.1
Gross profit	41.0	40.6	40.0	7.9	10.6
Operating expenses	29.6	30.1	30.2	4.8	8.8
Operating earnings	11.4	10.5	9.8	16.7	16.0
Other income (expense)	(0.1)	0.2	0.4	(184.3)	(55.1)
Income taxes	4.4	4.1	3.7	13.8	19.2
Net earnings	6.9%	6.6%	6.5%	13.1%	9.6%

2008 Compared to 2007
Grainger’s net sales of $6,850.0 million for 2008 increased 6.7% when compared with net sales of $6,418.0 million for 2007. There was one more selling day in 2008 versus 2007. Daily sales were up 6.3%. The increase in net sales was led by high single-digit sales growth in the government sector, and mid single-digit sales growth in the commercial and reseller sectors. Approximately 1 percentage point of the sales growth came from Grainger’s product line expansion initiative and approximately 5 percentage points came from price and volume. Refer to the Segment Analysis below for further detail of Grainger’s ongoing strategic initiatives.

The gross profit margin for 2008 improved 0.4 percentage point to 41.0% from 40.6% in 2007. The improvement in the gross profit margin was primarily driven by positive inflation recovery, partially offset by unfavorable selling price category mix.

Operating earnings of $782.7 million for 2008 increased 16.7% over the $670.7 million for 2007. This earnings improvement exceeded the sales growth rate due to an improved gross profit margin and positive operating expense leverage.

Net earnings for 2008 increased by 13.1% to $475.4 million from $420.1 million in 2007. The growth in net earnings for 2008 primarily resulted from the improvement in operating earnings, partially offset by lower interest income, higher interest expense and the write-off of Grainger’s $6.0 million investment in Asia Pacific Brands India Ltd. (Asia Pacific Brands). Diluted earnings per share of $6.04 in 2008 were 22.3% higher than the $4.94 for 2007. This improvement was higher than the percentage increase for net earnings due to the effect of Grainger’s share repurchase program.

Segment Analysis
The following comments at the segment level include external and intersegment net sales and operating earnings. Comments at the business unit level include external and inter- and intrasegment net sales and operating earnings. See Note 18 to the Consolidated Financial Statements.

Grainger Branch-based
Net sales were $5,678.8 million for 2008, an increase of $326.3 million, or 6.1%, when compared with net sales of $5,352.5 million for 2007. Daily sales were up 5.7%. Daily sales in the United States were up 5.5%. Sales were led by high single-digit sales growth in the government sector, and mid single-digit sales growth in the commercial and reseller sectors. Approximately 2 percentage points of the sales growth came from Grainger’s product line expansion initiative and approximately 4 percentage points came from price and volume. Sales volume was negatively affected by approximately 1 percentage point due to a decline in sales of seasonal products.

In 2004, Grainger launched a multiyear market expansion program to strengthen its presence in top metropolitan markets and better position itself to serve local customers.  The market expansion program was completed in 2008, however, the benefits realized from this initiative are expected to continue.

Consistent with the overall downturn in the economy, beginning in October most of these markets saw negative sales growth, which significantly affected sales growth for 2008. Results for the market expansion program were as follows:
Daily Sales Increase 2008 vs. 2007
Phase 1 (Atlanta, Denver, Seattle)	7%
Phase 2 (Four markets in Southern California)	5%
Phase 3 (Houston, St. Louis, Tampa)	10%
Phase 4 (Baltimore, Cincinnati, Kansas City, Miami, Philadelphia, Washington, D.C.)	2%
Phase 5 (Dallas, Detroit, New York, Phoenix)	3%
Phase 6 (Chicago, Minneapolis, Pittsburgh, San Francisco)	6%

Over the past three years, Grainger has added over 150,000 new products to supplement Industrial Supply’s plumbing, fastener, material handling and security product lines as part of its ongoing product line expansion initiative. The most recent catalog, issued in 2009, offers a total of 237,000 products, an increase of 50,000 products over the 2008 catalog.

Sales in Mexico increased 11.9% in 2008 versus 2007. Daily sales were up 11.5%.  In local currency, daily sales were up 12.7%, driven primarily by increased market share coming from the ongoing branch expansion program.

The segment gross profit margin increased 0.5 percentage point in 2008 over 2007, driven primarily by positive inflation recovery, partially offset by unfavorable selling price category mix.

Operating expenses in this segment were up 3.4% in 2008. Expenses grew at a slower rate than sales primarily due to lower advertising expenses, bonus accruals, severance and lower bad debt expense, the result of improved collection efficiency.

For the segment, operating earnings of $782.7 million for 2008 increased 16.9% over the $669.4 million for 2007. This earnings improvement exceeded the sales growth rate due to an improved gross profit margin and positive operating expense leverage.

Acklands – Grainger Branch-based
Net sales at Acklands – Grainger were $728.0 million for 2008, an increase of $91.5 million, or 14.4%, when compared with $636.5 million for 2007. Daily sales were up 13.9%. In local currency, daily sales increased 13.1%. The increase was led by sales growth in the contractor, agriculture and mining and government sectors.

The gross profit margin increased 0.3 percentage points in 2008 over 2007. The improvement in the gross profit margin was primarily due to positive inflation recovery.

Operating expenses were up 13.7% in 2008. The increase in operating expenses was primarily due to payroll and benefits as a result of increased headcount, merit increases and commissions, and higher advertising and occupancy expenses, and expenses related to the bankruptcy of a provider of freight payment services.

Operating earnings of $54.3 million for 2008 were up $10.0 million, or 22.7%. This earnings improvement exceeded the sales growth rate due to an improved gross profit margin and operating expenses that grew at a slower rate than sales.

Lab Safety
Net sales at Lab Safety were $450.7 million for 2008, an increase of $16.0 million, or 3.7%, when compared with $434.7 million for 2007. Daily sales were up 3.3%. Excluding sales from the Highsmith acquisition, sales declined 3.3%.

The gross profit margin decreased 0.6 percentage point in 2008 over 2007, driven primarily by unfavorable selling price category mix and product mix.

Operating expenses were up 10.0% in 2008. Expenses grew at a faster rate than sales primarily due to costs associated with the Highsmith acquisition.

Operating earnings of $45.4 million for 2008 were down 16.4% over 2007. Operating earnings were down as a result of lower gross profit margins and higher operating expenses.

Other Income and Expense
Other income and expense was $9.5 million of expense in 2008, a decrease of $20.7 million as compared with $11.2 million of income in 2007. The following table summarizes the components of other income and expense (in thousands of dollars):

	For the Years Ended December 31,
	2008	2007
Other income and (expense):
Interest income (expense) – net	$(9,416)	$9,151
Equity in net income of unconsolidated entities	3,642	2,016
Write-off of investment in unconsolidated entity	(6,031)	–
Unclassified – net	2,351	41
	$(9,454)	$11,208

The change from net interest income to net interest expense was primarily attributable to the four-year bank term loan obtained in May 2008. The write-off of the investment relates to Asia Pacific Brands as described in Note 6 to the Consolidated Financial Statements. Unclassified – net increased primarily due to higher foreign exchange transaction gains.

Income Taxes
Income taxes of $297.9 million in 2008 increased 13.8% as compared with $261.7 million in 2007.

Grainger’s effective tax rates were 38.5% and 38.4% in 2008 and 2007, respectively. Excluding the effect of after tax items related to the write-off and the earnings of unconsolidated entities, the effective income tax rates were 38.4% and 38.5% for 2008 and 2007, respectively.

For 2009, Grainger is projecting its estimated effective tax rate to be approximately 38.9%, excluding equity in net income of unconsolidated entities.

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

Other Income and Expense
Other income and expense was $11.2 million of income in 2007, a decrease of $13.8 million as compared with $25.0 million of income in 2006. The following table summarizes the components of other income and expense (in thousands of dollars):

	For the Years Ended December 31,
	2007	2006
Other income and (expense):
Interest income (expense) – net	$9,151	$19,570
Equity in net income of unconsolidated entities	2,016	2,960
Gain on sale of unconsolidated entity	–	2,291
Unclassified – net	41	131
	$11,208	$24,952

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

Financial Condition
Grainger expects its strong working capital position, cash flows from operations and borrowing capacity to continue, allowing it to fund its operations, including growth initiatives, capital expenditures, acquisitions and repurchase of shares, as well as pay cash dividends.

Cash Flow
Net cash flows from operations of $530.1 million in 2008, $468.9 million in 2007 and $436.8 million in 2006 continued to improve Grainger’s financial position and serve as the primary source of funding. Net cash provided by operations increased $61.2 million in 2008 over 2007, driven primarily by increased net earnings. The Change in operating assets and liabilities – net of business acquisitions used cash of $143.1 million in 2008. This use of cash was driven primarily by an increase in inventory due to the product line expansion initiative.

The increase in net cash flows from operations from 2006 to 2007 of $32.1 million was primarily attributable to increased net earnings. The Change in operating assets and liabilities – net of business acquisitions used cash of $106.4 million in 2007. This use of cash was primarily driven by increases in inventory and trade accounts receivable as well as a decrease in trade accounts payable due to the timing of payments at year-end. The increases in inventory and trade accounts receivable were due to product line expansion and increased sales. These changes were partially offset by an increase in other current liabilities due to higher compensation, benefit and profit sharing accruals, the result of increased headcount and improved Company performance.

Net cash flows used in investing activities were $202.6 million, $197.0 million and $139.7 million in 2008, 2007 and 2006, respectively. Cash expended for property, buildings, equipment and capitalized software was $195.0 million, $197.4 million and $136.8 million in 2008, 2007 and 2006, respectively. Additional information regarding capital spending is detailed in the Capital Expenditures section below. In 2008, Grainger continued to fund the Company’s market expansion initiative ($40 million) and acquired two companies, Highsmith and Excel ($34.3 million). In 2007, Grainger funded the market expansion initiative ($88 million), purchased McFeely’s ($4.7 million) and purchased its distribution center in China ($6.7 million).

Net cash flows used in financing activities for 2008, 2007 and 2006 were $36.8 million, $513.9 million and $492.9 million, respectively. Treasury stock purchases were $394.2 million in 2008 as Grainger repurchased 5.5 million shares compared to purchases of $647.3 million in 2007 to repurchase 7.2 million shares. As of December 31, 2008, approximately 7.4 million shares of common stock remained available under Grainger’s repurchase authorization. Dividends paid to shareholders were $121.5 million in 2008 versus $113.1 million in 2007. Grainger also used cash in financing activities to pay off $81.4 million of short-term borrowings versus an increase in short-term borrowings of $102.3 million in 2007. Partially offsetting these cash outlays were proceeds of long-term borrowings of $500 million in 2008, as well as proceeds and excess tax benefits realized from stock options exercised of $60.4 million in 2008 versus $144.2 million in 2007.

Treasury stock purchases were $472.8 million for 7.0 million shares and dividends paid to shareholders were $97.9 million in 2006. Partially offsetting these cash outlays was proceeds and excess tax benefits realized from stock options exercised of $77.8 million for 2006.

Working Capital
Internally generated funds have been the primary source of working capital and of funds used in business expansion, supplemented by debt as circumstances dictated. In addition, funds were expended for facilities optimization and enhancements to support growth initiatives, as well as for business and systems development and other infrastructure improvements.

Working capital was $1,382.4 million at December 31, 2008, compared with $974.4 million at December 31, 2007 and $1,155.8 million at December 31, 2006. At these dates, the ratio of current assets to current liabilities was 2.8, 2.2 and 2.6. The increase in the current ratio and working capital for 2008 primarily relates to increases in cash and inventories and the replacement of short-term borrowings with long-term borrowings.

Capital Expenditures
In each of the past three years, a portion of operating cash flow has been used for additions to property, buildings, equipment and capitalized software as summarized in the following table (in thousands of dollars):

	For the Years Ended December 31,
	2008	2007	2006
Land, buildings, structures and improvements	$107,688	$100,380	$67,554
Furniture, fixtures, machinery and equipment	76,163	87,389	62,233
Subtotal	183,851	187,769	129,787
Capitalized software	12,297	8,556	8,950
Total	$196,148	$196,325	$138,737

In 2008, Grainger completed its investments in the market expansion program in the United States which realigned branches in the top 25 major metropolitan areas. In addition, there was continued international investment, including branch expansion in Mexico, as well as the normal recurring replacement of equipment.

In 2007 and 2006, Grainger’s investments included the market expansion program, Mexico and China expansion and the normal recurring replacement of equipment.

Capital expenditures are expected to range from $175 million to $200 million in 2009. Projected investments include improved infrastructure in distribution centers, both in the U.S. and Canada, information technology, including upgraded electronic commerce platforms, and the normal recurring replacement of equipment. Grainger expects to fund 2009 capital investments from operating cash flows.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit. A four-year bank term loan of $500 million was obtained in May 2008. At December 31, 2008, Grainger’s long-term debt rating by Standard & Poor’s was AA+. Grainger’s available lines of credit, as further discussed in Note 8 to the Consolidated Financial Statements, were $250.0 million at December 31, 2008, 2007 and 2006. Total debt as a percent of total capitalization was 20.7%, 5.0% and 0.4% as of the same dates. The increase in total debt as a percent of total capitalization in 2008 was primarily the result of the $500 million bank term loan. Grainger believes any circumstances that would trigger early payment or acceleration with respect to any outstanding debt securities would not have a material impact on its results of operations or financial position.

Commitments and Other Contractual Obligations
At December 31, 2008, Grainger’s contractual obligations, including estimated payments due by period, are as follows (in thousands of dollars):

	Payments Due by Period
	Total Amounts Committed	Less than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 Years
Long-term debt obligations	$509,485	$21,257	$100,728	$387,500	$–
Interest on long-term debt	18,538	6,130	10,782	1,626	–
Operating lease obligations	218,375	41,150	66,471	49,917	60,837
Purchase obligations:
Uncompleted additions to property, buildings and equipment	17,916	17,916	–	–	–
Commitments to purchase inventory	187,526	187,498	28	–	–
Other purchase obligations	80,938	68,665	11,181	1,092	–
Other liabilities	171,489	7,408	15,181	17,329	131,571
Total	$1,204,267	$350,024	$204,371	$457,464	$192,408

Purchase obligations for inventory are made in the normal course of business to meet operating needs. While purchase orders for both inventory purchases and noninventory purchases are generally cancelable without penalty, certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

Other liabilities represent future benefit payments for postretirement benefit plans and postemployment disability medical benefits as determined by actuarial projections. Other employment-related benefits costs of $31.0 million have not been included in this table as the timing of benefit payments is not statistically predictable. See Note 10 to the Consolidated Financial Statements.

See also Notes 9 and 11 to the Consolidated Financial Statements for further detail related to the interest on long-term debt and operating lease obligations, respectively.

Grainger has recorded a noncurrent liability of $26.3 million for tax uncertainties and interest at December 31, 2008. This amount is excluded from the table above, as Grainger cannot make reliable estimates of these cash flows by period. See Note 15 to the Consolidated Financial Statements.

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

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimates are made and when there are different estimates that management reasonably could have made, which would have a material impact on the presentation of Grainger’s financial condition, changes in financial condition or results of operations.

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

Stock Incentive Plans.  Grainger maintains stock incentive plans under which a variety of incentive grants may be awarded to employees and directors. Grainger uses a binomial lattice option pricing model to estimate the value of stock option grants. The model requires projections of the risk-free interest rate, expected life, volatility, expected dividend yield and forfeiture rate of the stock option grants. The fair value estimate of options granted used the following assumptions:

	For the Years Ended December 31,
	2008	2007	2006
Risk-free interest rate	3.2%	4.6%	4.9%
Expected life	6 years	6 years	6 years
Expected volatility	25.2%	24.3%	23.9%
Expected dividend yield	1.8%	1.7%	1.5%

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

The discount rate assumptions used by management reflect the rates available on high-quality fixed income debt instruments as of December 31, the measurement date, of each year. A lower discount rate increases the present value of benefit obligations and net periodic postretirement benefit costs. As of December 31, 2008, Grainger decreased the discount rate used in the calculation of its postretirement plan obligation from 6.5% to 5.9% to reflect the decrease in market interest rates. Grainger estimates that the decrease in the expected discount rate will decrease 2009 pretax earnings by approximately $2.5 million, although other changes in assumptions may increase, decrease or eliminate this effect.

Grainger considers the long-term historical actual return on plan assets and the historical performance of the Standard & Poor’s 500 Index in developing its expected long-term return on plan assets. In 2008, Grainger maintained the expected long-term rate of return on plan assets of 6.0% (net of tax at 40%) based on the historical average of long-term rates of return.

A 1 percentage point change in assumed healthcare cost trend rates would have had the following effects on December 31, 2008 results (in thousands of dollars):
	1 Percentage Point
	Increase	(Decrease)
Effect on total of service and interest cost	$4,206	$(3,293)
Effect on accumulated postretirement benefitobligation	37,268	(29,601)

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

For additional information concerning postretirement healthcare benefits, see Note 10 to the Consolidated Financial Statements.

Insurance Reserves. Grainger retains a significant portion of the risk of certain losses related to workers’ compensation, general liability and property losses through the utilization of high deductibles and self-insured retentions. There are also certain other risk areas for which Grainger does not maintain insurance.

Grainger is responsible for establishing accounting policies on insurance reserves. Although it relies on outside parties to project future claims costs, it retains control over actuarial assumptions, including loss development factors and claim payment patterns. Grainger performs ongoing reviews of its insured and uninsured risks, which it uses to establish the appropriate reserve levels.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51" (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No.160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The statement is effective for fiscal years beginning after December 15, 2008. The Company currently does not have any noncontrolling interest in consolidated financial statements, therefore does not expect the adoption of SFAS No. 160 to have a material effect on its results of operations or financial position.

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

The Company’s unvested share-based payment awards, such as Performance Shares, Restricted Stock and Restricted Stock Units (see Note 12 to the Consolidated Financial Statements) that contain nonforfeitable rights to dividends meet the criteria of a participating security as defined by FSP 03-6-1. Accordingly, the adoption of FSP 03-6-1 will change the methodology of computing the Company’s earnings per share to the two-class method. This change will not affect previously reported consolidated net earnings or net cash flows from operations. Under the two-class method, earnings will be allocated between common stock and participating securities, resulting in lower earnings per share. Refer to the table below for further analysis of the impact adoption would have had on 2008 earnings per share.

	2008 Quarter Ended

	Mar. 31	June 30	Sept. 30	Dec. 31	Total
Earnings Per Share as previously reported
Basic	$1.47	$1.48	$1.84	$1.42	$6.21
Diluted	$1.43	$1.43	$1.79	$1.39	$6.04

Earnings Per Share Two-class method
Basic	$1.44	$1.44	$1.80	$1.39	$6.07
Diluted	$1.41	$1.42	$1.77	$1.37	$5.97

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

Grainger believes the most positive means to combat inflation and advance the interests of investors lies in the continued application of basic business principles, which include improving productivity, maintaining working capital turnover and offering products and services which can command appropriate prices in the marketplace.

Forward-Looking Statements
This Form 10-K contains statements that are not historical in nature but concern future results and business plans, strategies and objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws. Grainger has generally identified such forward-looking statements by using words such as “anticipate, anticipated, assumed, assumes, assumption, assumptions, believe, believes, contingency, continue, continued, continues, could, estimate, estimated, estimates, expect, expectation, expected, expects, forecasts, intended, intends, may, might, percent complete, planned, predict, predictable, predicted, presumption, project, projected, projecting, projection, projections, potential, reasonably likely, scheduled, should, unlikely, will, and would” or similar expressions.

Grainger cannot guarantee that any forward-looking statement will be realized, although Grainger does believe that its assumptions underlying its forward-looking statements are reasonable. Achievement of future results is subject to risks and uncertainties which could cause Grainger’s results to differ materially from those which are presented.

Factors that could cause actual results to differ materially from those presented or implied in a forward-looking statement include, without limitation:  higher product costs or other expenses; a major loss of customers; loss or disruption of source of supply; increased competitive pricing pressures; failure to develop or implement new technologies or business strategies; the outcome of pending and future litigation or governmental or regulatory proceedings; investigations, inquiries, audits and changes in laws and regulations; disruption of information technology or data security systems; general industry or market conditions; general global economic conditions; currency exchange rate fluctuations; market volatility; commodity price volatility; labor shortages; facilities disruptions or shutdowns; higher fuel costs or disruptions in transportation services; natural and other catastrophes; unanticipated weather conditions; and the factors identified in Item 1A, Risk Factors.

Caution should be taken not to place undue reliance on Grainger’s forward-looking statements and Grainger undertakes no obligation to publicly update the forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A:  Quantitative and Qualitative Disclosures About Market Risk
Grainger is exposed to foreign currency exchange risk related to its transactions, assets and liabilities denominated in foreign currencies.  For 2008, a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect Grainger and its joint ventures would have resulted in a $2.6 million decrease in net earnings. Comparatively, in 2007 a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect Grainger and its joint ventures would have resulted in a $2.1 million decrease in net earnings. A uniform 10% weakening of the U.S. dollar would have resulted in a $3.1 million increase in net earnings for 2008, as compared with an increase in net earnings of $2.6 million for 2007. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in potential changes in sales levels or local currency prices or costs. Grainger does not hold derivatives for trading purposes.

Grainger is also exposed to interest rate risk in its debt portfolio. During 2008 and 2007, all of its long-term debt was variable rate debt. A 1 percentage point increase in interest rates paid by Grainger would have resulted in a decrease to net earnings of approximately $2.5 million for 2008 and $0.3 million for 2007. A 1 percentage point decrease in interest rates would have resulted in an increase to net earnings of approximately $2.5 million for 2008 and $0.3 million for 2007. This sensitivity analysis of the effects of changes in interest rates on long-term debt does not factor in potential changes in long-term debt levels.

Grainger has limited primary exposure to commodity price risk on certain products for resale, but does not purchase commodities directly.

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

(B)	Attestation Report of the Registered Public Accounting Firm

The report from Ernst & Young LLP on its audit of the effectiveness of Grainger’s internal control over financial reporting as of December 31, 2008, is included on page 28 of this Report under the heading Report of Independent Registered Public Accounting Firm.

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

Item 9B:  Other Information
None.

PART III

Item 10:  Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 29, 2009, under the captions “Election of Directors,” “Board of Directors and Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information required by this item regarding executive officers of Grainger is set forth in Part I of this report under the caption “Executive Officers.”

Grainger has adopted a code of ethics that applies to the principal executive officer, principal financial officer and principal accounting officer. This code of ethics is incorporated into Grainger’s business conduct guidelines for directors, officers and employees. Grainger intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to its code of ethics by posting such information on its Web site at www.grainger.com/investor. A copy of the code of ethics incorporated into Grainger’s business conduct guidelines is also available in print without charge to any person upon request to Grainger’s Corporate Secretary. Grainger has also adopted Operating Principles for the Board of Directors, which are available on its Web site and are available in print to any person who requests them.

Item 11:  Executive Compensation
The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 29, 2009, under the captions “Board of Directors and Board Committees,” “Director Compensation,” “Report of the Compensation Committee of the Board” and “Compensation Discussion and Analysis.”

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 29, 2009, under the captions “Ownership of Grainger Stock” and “Equity Compensation Plans.”

Item 13:  Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 29, 2009, under the captions "Election of Directors" and "Transactions with Related Persons."

Item 14:  Principal Accounting Fees and Services
The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 29, 2009, under the caption “Audit Fees and Audit Committee Pre-Approval Policies and Procedures.”

PART IV
Item 15:  Exhibits and Financial Statement Schedules
(a)	1.	Financial Statements. See Index to Financial Statements and Supplementary Data.

2.
Financial Statement Schedules. The schedules listed in Reg. 210.5-04 have been omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

	3.	Exhibits
		(3)	(a)	Restated Articles of Incorporation, incorporated by reference to Exhibit 3(i) to Grainger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
			(b)	Bylaws, as amended March 31, 2008, incorporated by reference to Exhibit 3 to Grainger's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

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

		(10)	Material Contracts
			(a)	(i) Accelerated share repurchase agreement, incorporated by reference to Exhibit 10 to Grainger's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(ii)
A Credit Agreement with Wachovia Bank, National Association, as administrative agent, and other lenders incorporated by reference to Exhibit 10 to Grainger's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

	(b)	Compensatory Plans or Arrangements

	(i)	Director Stock Plan, as amended, incorporated by reference to Exhibit 10(c) to Grainger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
	(ii)	Office of the Chairman Incentive Plan, incorporated by reference to Appendix B of Grainger’s Proxy Statement dated March 26, 1997.
	(iii)	1990 Long-Term Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10(a) to Grainger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
	(iv)	2001 Long-Term Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10(b) to Grainger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
	(v)	Executive Death Benefit Plan, as amended, incorporated by reference to Exhibit 10(v) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2007.
(1) First amendment to the Executive Death Benefit Plan.
	(vi)	Executive Deferred Compensation Plan, incorporated by reference to Exhibit 10(e) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 1989.
	(vii)	1985 Executive Deferred Compensation Plan, as amended, incorporated by reference to Exhibit 10(d)(vii) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 1998.
	(viii)	Supplemental Profit Sharing Plan, as amended, incorporated by reference to Exhibit 10(viii) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2003.
	(ix)	Supplemental Profit Sharing Plan II, as amended, incorporated by reference to Exhibit 10(ix) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2007.
(x)
Form of Change in Control Employment Agreement between Grainger and certain of its executive officers, as amended, incorporated by reference to Exhibit 10(x) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2007.

	(xi)	Voluntary Salary and Incentive Deferral Plan, as amended, incorporated by reference to Exhibit 10(xi) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2007.
	(xii)	Summary Description of Directors Compensation Program effective April 30, 2008, incorporated by reference to Exhibit 10 to Grainger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
	(xiii)	Summary Description of Directors Compensation Program effective April 29, 2009.
	(xiv)	2005 Incentive Plan, as amended, incorporated by reference to Exhibit 10(d) to Grainger's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
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

	(xviii)	Form of Performance Share Award Agreement (non-dividend equivalent) between Grainger and certain of its executive officers.
	(xix)	Summary Description of 2007 Management Incentive Program, incorporated by reference to Exhibit 10(xvii) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2006.
	(xx)	Summary Description of 2008 Management Incentive Program, incorporated by reference to Exhibit 10(xviii) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2007.
	(xxi)	Summary Description of 2009 Management Incentive Program.

(21)	Subsidiaries of Grainger.

(23)	Consent of Independent Registered Public Accounting Firm.

(31)	Rule 13a – 14(a)/15d – 14(a) Certifications

	(a)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	(b)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Section 1350 Certifications

	(a)	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Grainger has duly issued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  February 26, 2009
W.W. GRAINGER, INC.

By:	/s/ James T. Ryan
James T. Ryan President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Grainger on February 26, 2009, in the capacities indicated.

/s/ James T. Ryan	/s/ William K. Hall
James T. Ryan	William K. Hall
President and Chief Executive Officer	Director
(Principal Executive Officer and Director)
/s/ Stuart L. Levenick
/s/ Ronald L. Jadin	Stuart L. Levenick
Ronald L. Jadin	Director
Senior Vice President
and Chief Financial Officer	/s/ John W. McCarter, Jr.
(Principal Financial Officer)	John W. McCarter, Jr.
Director
/s/ Gregory S. Irving
Gregory S. Irving	/s/ Neil S. Novich
Vice President and Controller	Neil S. Novich
(Principal Accounting Officer)	Director

/s/ Richard L. Keyser	/s/ Michael J. Roberts
Richard L. Keyser	Michael J. Roberts
Chairman of the Board	Director

/s/ Brian P. Anderson	/s/ Gary L. Rogers
Brian P. Anderson	Gary L. Rogers
Director	Director

/s/ Wilbur H. Gantz	/s/ James D. Slavik
Wilbur H. Gantz	James D. Slavik
Director	Director

/s/ V. Ann Hailey	/s/ Harold B. Smith
V. Ann Hailey	Harold B. Smith
Director	Director

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
December 31, 2008, 2007 and 2006

Page(s)
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING	27

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	28-29

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS	30

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS	31

CONSOLIDATED BALANCE SHEETS	32-33

CONSOLIDATED STATEMENTS OF CASH FLOWS	34-35

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY	36-37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	38-63

EXHIBIT 23 – CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	64

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

Grainger’s management assessed the effectiveness of Grainger’s internal control over financial reporting as of December 31, 2008, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on its assessment under that framework and the criteria established therein, Grainger’s management concluded that Grainger’s internal control over financial reporting was effective as of December 31, 2008.

Ernst & Young LLP, an independent registered public accounting firm, has audited management’s effectiveness of Grainger’s internal control over financial reporting as of December 31, 2008, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
W.W. Grainger, Inc.

We have audited W.W. Grainger, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). W.W. Grainger, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, W.W. Grainger, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of W.W. Grainger, Inc. and subsidiaries as of December 31, 2008, 2007 and 2006, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of W.W. Grainger, Inc., and our report dated February 25, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
W.W. Grainger, Inc.

We have audited the accompanying consolidated balance sheets of W.W. Grainger, Inc. and subsidiaries as of December 31, 2008, 2007, and 2006, and the related consolidated statements of earnings, comprehensive earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of W.W. Grainger, Inc. and subsidiaries at December 31, 2008, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As described in Note 15 to the consolidated financial statements, effective January 1, 2007, the Company changed its method of accounting for uncertain tax positions to conform with FIN 48, “Accounting for Uncertainty in Income Taxes.”

As described in Note 12 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments to conform with FASB Statement No. 123(R).

As described in Note 14 to the consolidated financial statements, effective December 31, 2006, the Company changed its method of accounting for other postretirement plans to conform with FASB Statement No. 158.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), W.W. Grainger, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 25, 2009

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for per share amounts)

	For the Years Ended December 31,
	2008	2007	2006

Net sales	$6,850,032	$6,418,014	$5,883,654
Cost of merchandise sold	4,041,810	3,814,391	3,529,504
Gross profit	2,808,222	2,603,623	2,354,150
Warehousing, marketing and administrative expenses	2,025,550	1,932,970	1,776,079
Operating earnings	782,672	670,653	578,071
Other income and (expense)
Interest income	5,069	12,125	21,496
Interest expense	(14,485)	(2,974)	(1,926)
Equity in net income of unconsolidated entities	3,642	2,016	2,960
Write-off of investment in unconsolidated entity	(6,031)	–	–
Gain on sale of unconsolidated entity	–	–	2,291
Unclassified – net	2,351	41	131
Total other income and (expense)	(9,454)	11,208	24,952
Earnings before income taxes	773,218	681,861	603,023
Income taxes	297,863	261,741	219,624
Net earnings	$475,355	$420,120	$383,399
Earnings per share:
Basic	$6.21	$5.10	$4.36
Diluted	$6.04	$4.94	$4.24
Weighted average number of shares outstanding:
Basic	76,579,856	82,403,958	87,838,723
Diluted	78,750,328	85,044,963	90,523,774

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)

	For the Years Ended December 31,
	2008	2008	2006

Net earnings	$475,355	$420,120	$383,399

Other comprehensive earnings (losses):

Foreign currency translation adjustments, net of tax benefit (expense) of $11,454, $(9,279) and $147, respectively	(79,287)	53,545	(1,181)

Defined postretirement benefit plan:
Prior service credit arising during period	–	9,433	–
Amortization of prior service credit	(1,215)	(437)	–
Amortization of transition asset	(143)	(143)	–
Net gain (loss) arising during period	(49,872)	11,620	–
Amortization of net loss	1,312	2,094	–
Income tax benefit (expense)	19,368	(8,756)	–
	(30,550)	13,811	–

Gain (loss) on other employment-related benefit plans, net of tax benefit (expense) of $544, $(878) and $(21), respectively	(859)	1,384	33
	(110,696)	68,740	(1,148)

Comprehensive earnings, net of tax	$364,659	$488,860	$382,251

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for per share amounts)

	As of December 31,
	2008	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$396,290	$113,437	$348,471
Marketable securities at cost, which approximates market value	–	20,074	12,827
Accounts receivable (less allowances for doubtful accounts of $26,481, $25,830 and $18,801, respectively)	589,416	602,650	566,607
Inventories	1,009,932	946,327	827,254
Prepaid expenses and other assets	73,359	61,666	58,804
Deferred income taxes	52,556	56,663	48,123
Prepaid income taxes	22,556	–	–
Total current assets	2,144,109	1,800,817	1,862,086

PROPERTY, BUILDINGS AND EQUIPMENT
Land	192,916	178,321	167,218
Buildings, structures and improvements	1,048,440	977,837	890,380
Furniture, fixtures, machinery and equipment	890,507	848,118	769,506
	2,131,863	2,004,276	1,827,104
Less accumulated depreciation and amortization	1,201,552	1,125,931	1,034,169
Property, buildings and equipment – net	930,311	878,345	792,935

DEFERRED INCOME TAXES	97,442	54,658	48,793

INVESTMENTS IN UNCONSOLIDATED ENTITIES	20,830	14,759	8,492

GOODWILL	213,159	233,028	210,671

OTHER ASSETS AND INTANGIBLES – NET	109,566	112,421	123,111

TOTAL ASSETS	$3,515,417	$3,094,028	$3,046,088

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS – CONTINUED
(In thousands of dollars, except for per share amounts)

	As of December 31,
	2008	2007	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term debt	$19,960	$102,060	$–
Current maturities of long-term debt	21,257	4,590	4,590
Trade accounts payable	290,802	297,929	334,820
Accrued compensation and benefits	162,380	182,275	140,141
Accrued contributions to employees’ profit sharing plans	146,922	126,483	113,014
Accrued expenses	118,633	102,607	106,681
Income taxes payable	1,780	10,459	7,077
Total current liabilities	761,734	826,403	706,323

LONG-TERM DEBT (less current maturities)	488,228	4,895	4,895

DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	33,219	20,727	6,235

ACCRUED EMPLOYMENT-RELATED BENEFITS COSTS	198,431	143,895	151,020

SHAREHOLDERS’ EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	–	–	–
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued, 109,659,219, 109,659,219 and 109,657,938 shares, respectively	54,830	54,830	54,829
Additional contributed capital	564,728	475,350	478,454
Retained earnings	3,670,726	3,316,875	3,007,606
Accumulated other comprehensive earnings	(38,525)	72,171	3,431
Treasury stock, at cost – 34,878,190, 30,199,804 and 25,590,311 shares, respectively	(2,217,954)	(1,821,118)	(1,366,705)
Total shareholders’ equity	2,033,805	2,098,108	2,177,615

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,515,417	$3,094,028	$3,046,088

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	For the Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$475,355	$420,120	$383,399
Provision for losses on accounts receivable	12,924	15,436	6,057
Deferred income taxes and tax uncertainties	5,182	(18,632)	9,858
Depreciation and amortization:
Property, buildings and equipment	112,443	106,839	100,975
Capitalized software and other intangibles	27,127	25,160	17,593
Stock-based compensation	45,945	35,551	33,741
Tax benefit of stock incentive plans	1,925	3,193	1,563
Net gains on sales of property, buildings and equipment	(9,232)	(7,254)	(11,035)
Income from unconsolidated entities	(3,642)	(2,016)	(2,960)
Gain on sale of unconsolidated entity	–	–	(2,291)
Write-off of unconsolidated entity	6,031	–	–
Change in operating assets and liabilities – net of business acquisitions:
(Increase) in accounts receivable	(5,592)	(41,814)	(53,056)
(Increase) in inventories	(92,518)	(97,234)	(33,839)
(Increase) in prepaid income taxes	(22,556)	–	–
(Increase) in prepaid expenses	(11,073)	(2,342)	(3,918)
Increase (decrease) in trade accounts payable	(6,960)	(39,436)	10,888
Increase (decrease) in other current liabilities	199	54,457	(2,558)
Increase (decrease) in current income taxes payable	(7,784)	2,304	(17,395)
Increase in accrued employment-related benefits costs	3,216	17,705	2,634
Other – net	(924)	(3,162)	(2,903)
Net cash provided by operating activities	530,066	468,875	436,753

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment	(182,678)	(188,867)	(127,814)
Proceeds from sales of property, buildings and equipment	13,620	12,084	17,314
Additions to capitalized software	(12,297)	(8,556)	(8,950)
Proceeds from sale of marketable securities	19,848	12,765	–
Purchase of marketable securities	–	(17,079)	(13,187)
Proceeds from sale of unconsolidated entity	–	–	27,843
Net cash paid for business acquisitions	(34,290)	(4,698)	(34,390)
Investments in unconsolidated entities	(6,487)	(2,138)	(3,988)
Other – net	(351)	(468)	3,426
Net cash used in investing activities	(202,635)	(196,957)	(139,746)

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
(In thousands of dollars)

	For the Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in commercial paper	$(95,947)	$95,947	$–
Borrowings under line of credit	29,959	14,107	–
Payments against line of credit	(15,437)	(7,751)	–
Proceeds from issuance of long-term debt	500,000	–	–
Proceeds from stock options exercised	46,833	113,500	64,437
Excess tax benefits from stock-based compensation	13,533	30,696	13,373
Purchase of treasury stock	(394,247)	(647,293)	(472,787)
Cash dividends paid	(121,504)	(113,093)	(97,896)
Net cash used in financing activities	(36,810)	(513,887)	(492,873)

Exchange rate effect on cash and cash equivalents	(7,768)	6,935	(557)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	282,853	(235,034)	(196,423)

Cash and cash equivalents at beginning of year	113,437	348,471	544,894

Cash and cash equivalents at end of year	$396,290	$113,437	$348,471

Supplemental cash flow information:
Cash payments for interest (net of amounts capitalized)	$14,508	$4,409	$1,413
Cash payments for income taxes	306,960	244,541	212,350

Noncash investing activities:
Fair value of noncash assets acquired in business acquisitions	$41,068	$5,039	$38,430
Liabilities assumed in business acquisitions	(6,778)	(341)	(4,040)

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands of dollars, except for per share amounts)

	Common Stock	Additional Contributed Capital	Retained Earnings	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock
Balance at January 1, 2006	$54,834	$451,578	$2,722,103	$(17,280)	$27,082	$(949,341)
Exercise of stock options	–	(3,984)	–	–	–	68,421
Tax benefits on stock-based compensation awards	–	14,936	–	–	–	–
Stock option expense	–	19,904	–	–	–	–
Cancellation of other stock- based compensation awards	(5)	5	–	–	–	–
Amortization of other stock- based compensation awards	–	13,845	–	–	–	–
Vesting of restricted stock	–	–	–	–	–	(4,263)
Settlement of other stock- based compensation awards	–	(1,003)	–	–	–	592
Purchase of treasury stock	–	–	–	–	–	(482,114)
Other comprehensive earnings	–	–	–	–	(1,148)	–
Adjustment to initially apply SFAS No. 158 to postretirement benefit plans, net of tax benefit of $14,280	–	–	–	–	(22,503)	–
Reclassification of unearned restricted stock compensation	–	(17,280)	–	17,280	–	–
Change in interest – joint venture	–	453	–	–	–	–
Net earnings	–	–	383,399	–	–	–
Cash dividends paid ($1.11 per share)	–	–	(97,896)	–	–	–
Balance at December 31, 2006	$54,829	$478,454	$3,007,606	$–	$3,431	$(1,366,705)
Adoption of FIN 48	–	–	870	–	–	–
Reinstatement of equity method	–	–	1,372	–	–	–
Exercise of stock options	–	(19,991)	–	–	–	133,491
Tax benefits on stock-based compensation awards	–	33,889	–	–	–	–
Stock option expense	–	16,888	–	–	–	–
Amortization of other stock- based compensation awards	–	18,667	–	–	–	–
Vesting of restricted stock	–	–	–	–	–	(1,126)
Settlement of other stock-based compensation awards	1	(2,557)	–	–	–	1,189
Purchase of treasury stock	–	(50,000)	–	–	–	(587,967)
Other comprehensive earnings	–	–	–	–	68,740	–
Net earnings	–	–	420,120	–	–	–
Cash dividends paid ($1.34 per share)	–	–	(113,093)	–	–	–
Balance at December 31, 2007	$54,830	$475,350	$3,316,875	$–	$72,171	$(1,821,118)

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – CONTINUED
(In thousands of dollars, except for per share amounts)

	Common Stock	Additional Contributed Capital	Retained Earnings	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock
Balance at December 31, 2007	$54,830	$475,350	$3,316,875	$–	$72,171	$(1,821,118)
Exercise of stock options	–	(12,663)	–	–	–	59,460
Tax benefits on stock-based compensation awards	–	15,458	–	–	–	–
Stock option expense	–	19,868	–	–	–	–
Amortization of other stock- based compensation awards	–	26,077	–	–	–	–
Vesting of restricted stock	–	–	–	–	–	(417)
Settlement of other stock-based compensation awards	–	(9,362)	–	–	–	5,209
Purchase of treasury stock	–	50,000	–	–	–	(461,088)
Other comprehensive earnings	–	–	–	–	(110,696)	–
Net earnings	–	–	475,355	–	–	–
Cash dividends paid ($1.55 per share)	–	–	(121,504)	–	–	–
Balance at December 31, 2008	$54,830	$564,728	$3,670,726	$–	$(38,525)	$(2,217,954)

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 1 – BACKGROUND AND BASIS OF PRESENTATION

INDUSTRY INFORMATION
W.W. Grainger, Inc. is the leading broad-line supplier of facilities maintenance and other related products in North America, with operations primarily in the United States, Canada and Mexico. In this report, the words “Company” or “Grainger” mean W.W. Grainger, Inc. and its subsidiaries.

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

FOREIGN CURRENCY TRANSLATION
The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Net exchange gains or losses resulting from the translation of financial statements of foreign operations and related long-term debt are recorded as a separate component of other comprehensive earnings. See Notes 2 and 14 to the Consolidated Financial Statements.

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

VENDOR CONSIDERATION
The Company receives rebates from its vendors to promote their products. The Company utilizes numerous advertising programs to promote its vendors’ products, including catalogs and other printed media, Internet and other marketing programs. Most of these programs relate to multiple vendors, which makes supporting the specific, identifiable and incremental criteria difficult, and would require numerous assumptions and judgments. Based on the inexact nature of trying to track reimbursements to the exact advertising expenditure for each vendor, the Company treats most vendor advertising allowances as a reduction of cost of merchandise sold rather than a reduction of operating (advertising) expenses. Rebates earned from vendors that are based on product purchases are capitalized into inventory as part of product purchase price. These rebates are credited to cost of merchandise sold based on sales. Vendor rebates that are earned based on products sold are credited directly to cost of merchandise sold.

ADVERTISING
Advertising costs are expensed in the year the related advertisement is first presented. Advertising expense was $120.7 million, $122.4 million and $115.4 million for 2008, 2007 and 2006, respectively. Most vendor-provided allowances are classified as an offset to cost of merchandise sold. For additional information see VENDOR CONSIDERATION above.
For interim reporting purposes, advertising expense is amortized equally over each period, based on estimated expenses for the full year. Advertising costs for media that have not been distributed by year-end are capitalized as Prepaid expenses. Amounts included in Prepaid expenses at December 31, 2008, 2007 and 2006 were $39.5 million, $32.1 million and $30.2 million, respectively.

WAREHOUSING, MARKETING AND ADMINISTRATIVE EXPENSES
Included in this category are purchasing, branch operations, information services, and marketing and selling expenses, as well as other types of general and administrative costs.

STOCK INCENTIVE PLANS
The Company measures all share-based payments using fair-value-based methods and records compensation expense related to these payments in the consolidated financial statements. The Company values stock option compensation using a binomial lattice option-pricing model. See Note 12 to the Consolidated Financial Statements.

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

The Company has a broad customer base representing many diverse industries doing business in all regions of the United States, Canada, Mexico, Panama, and China. Consequently, no significant concentration of credit risk is considered to exist.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company establishes reserves for customer accounts that are potentially uncollectible. The method used to estimate the allowances is based on several factors, including the age of the receivables and the historical ratio of actual write-offs to the age of the receivables. These analyses also take into consideration economic conditions that may have an impact on a specific industry, group of customers or a specific customer.

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

The Company capitalized interest costs of $1.3 million, $1.4 million and $0.3 million in 2008, 2007 and 2006, respectively.

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

INSURANCE RESERVES
The Company purchases insurance for catastrophic exposures and those risks required to be insured by law. It also retains a significant portion of the risk of certain losses related to workers’ compensation, general liability and property losses through the utilization of high deductibles and self-insured retentions. Reserves for these potential losses are based on an external analysis of the Company’s historical claims results and other actuarial assumptions.

WARRANTY RESERVES
The Company generally warrants the products it sells against defects for one year. For a significant portion of warranty claims, the manufacturer of the product is responsible for expenses. For warranty expenses not covered by the manufacturer, the Company provides a reserve for future costs based primarily on historical experience. The reserve activity was as follows (in thousands of dollars):

	As of December 31,
	2008	2007	2006

Beginning balance	$3,442	$4,651	$3,763
Returns	(12,917)	(12,781)	(9,579)
Provisions	12,693	11,572	10,467
Ending balance	$3,218	$3,442	$4,651

NEW ACCOUNTING STANDARDS
In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The statement is effective for fiscal years beginning after December 15, 2008, and will be applied to acquisitions after adoption by the Company.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51" (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No.160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The statement is effective for fiscal years beginning after December 15, 2008. The Company currently does not have any noncontrolling interest in consolidated financial statements, therefore does not expect the adoption of SFAS No. 160 to have a material effect on its results of operations or financial position.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161).  SFAS No. 161 amends and expands the disclosure requirements related to derivative instruments and hedging activities which will enable investors to better understand the effects on an entity’s financial statements, financial position and cash flows.  The statement is effective for fiscal years beginning after November 15, 2008.  The Company does not expect the adoption of SFAS No. 161 to have a material effect on its results of operations or financial position.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162).  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The Company does not expect the adoption of SFAS No. 162 to have a material effect on its results of operations or financial position.

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

The Company’s unvested share-based payment awards, such as Performance Shares, Restricted Stock and Restricted Stock Units (see Note 12 to the Consolidated Financial Statements) that contain nonforfeitable rights to dividends meet the criteria of a participating security as defined by FSP 03-6-1. Accordingly, the adoption of FSP 03-6-1 will change the methodology of computing the Company’s earnings per share to the two-class method. This change will not affect previously reported consolidated net earnings or net cash flows from operations. Under the two-class method, earnings will be allocated between common stock and participating securities, resulting in lower earnings per share. Refer to the table below for further analysis of the impact adoption would have had on 2008 earnings per share.

	2008 Quarter Ended

	Mar. 31	June 30	Sept. 30	Dec. 31	Total

Earnings Per Share as previously reported
Basic	$1.47	$1.48	$1.84	$1.42	$6.21
Diluted	$1.43	$1.43	$1.79	$1.39	$6.04

Earnings Per Share Two-class method
Basic	$1.44	$1.44	$1.80	$1.39	$6.07
Diluted	$1.41	$1.42	$1.77	$1.37	$5.97

In November 2008, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (Issue 08-7). The FASB Statement No. 141(R), “Business Combinations,” and FASB Statement No. 157, “Fair Value Measurements,” require that assets acquired in a business combination be measured at fair value using market participant (not entity specific) assumptions. The measurement requirement includes intangible assets that the acquirer does not intend to use in the same manner as a market participant, such as those it intends to hold for defensive purposes (intangible assets that the acquirer does not intend to actively use). Defensive intangible assets generally were allocated little or no value in business combinations or asset acquisitions completed prior to the effective date of Statement No. 157. Issue 08-7 concluded that intangible assets that an acquirer intends to use as defensive assets are a separate unit of account from existing intangible assets of the acquirer. Also, Issue 08-7 concluded that a defensive intangible asset should be amortized over the period that the defensive intangible asset directly or indirectly contributes to the future cash flows of the entity. Issue 08-7 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Company does not expect the adoption of EITF 08-7 to have a material effect on its results of operations or financial position.

In November 2008, the EITF reached a consensus with respect to EITF Issue No. 08-6, “Accounting for Equity Method Investments” (Issue 08-6).  Under Issue 08-6, the initial carrying value of an equity method investment should be based on the cost accumulation model.  The equity method investment as a whole should be assessed for other-than-temporary impairment in accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock.”  However, the individual indefinite-lived intangible assets underlying the equity method investment should not be individually assessed for impairment at the investor level.  An equity method investor should account for an investee’s issuance of shares as if the investor sold a portion of its investment with any resulting gain or loss reflected in the income statement.  No changes were made to how an equity method investor should account for a change from the equity method to the cost method.  Issue 08-6 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted.  The Company does not expect adoption of Issue 08-6 to have a material effect on its results of operations or financial position.

In December 2008, the FASB issued FSP FAS 132(R)-1, "Employer’s Disclosures about Postretirement Benefit Plan Assets." This FSP amends FASB Statement No. 132 (Revised 2003), "Employers’ Disclosures about Pensions and Other Postretirement Benefits," to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. Earlier application of the provisions of this FSP is permitted. The Company does not expect adoption of FSP FAS 132(R)-1 to have a material effect on its results of operations or financial position.

NOTE 3 – BUSINESS ACQUISITIONS

On July 21, 2008, the Company acquired a 49.9% interest in Asia Pacific Brands India Ltd. (Asia Pacific Brands) from its sole shareholder. Asia Pacific Brands, one of India's largest industrial and electrical wholesale distributors, is headquartered in Mumbai, India. With 27 locations and more than 6,200 dealer relationships across India, Asia Pacific Brands had revenue of US$47 million for its fiscal year ended March 31, 2008. The Company paid $5.4 million for its ownership interest. In addition, the Company and its joint venture partner each made a $1.1 million capital infusion that was intended to help grow the business. In the fourth quarter of 2008, the Company wrote-off its investment in this joint venture due to the economic slowdown in India and the loss of a major supplier which accounted for approximately 25% of the joint venture’s annual revenue. These conditions severely affect Asia Pacific Brand’s ability to secure additional financing to meet its current obligations and continue as a going concern. Until the investment was written-off, the Company used the equity method to account for this investment. See Note 6 to the Consolidated Financial Statements.

On July 10, 2008, Lab Safety Supply, Inc. (Lab Safety), the direct marketing subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of Highsmith Inc. (Highsmith). Highsmith is a direct marketing leader in the library equipment, furniture and supplies market and had sales of $64 million in 2007. The purchase price and costs of the acquisition were $27.5 million in cash and $6.1 million in assumed liabilities. The estimated goodwill recognized in the transaction amounted to $2.4 million and is deductible for tax purposes. The integration of Highsmith into operations was completed in 2008. As part of the integration, Lab Safety discontinued the contract sales group of Highsmith, which represented approximately $19 million of sales in 2007.

On June 6, 2008, Acklands - Grainger Inc. acquired substantially all of the assets and assumed certain liabilities of Excel F.I.G. Inc. (Excel). Excel is a business-to-business broad-line distributor of maintenance, repair and operating supplies. In 2007, Excel had sales of approximately US$12 million. The purchase price and costs of the acquisition were US$6.8 million in cash and US$0.7 million in assumed liabilities. The goodwill recognized in the transaction amounted to US$4.4 million and is partially deductible for tax purposes.

On May 31, 2007, Lab Safety acquired substantially all of the assets and assumed certain liabilities of McFeely’s Square Drive Screws (McFeely’s). McFeely’s is a direct marketer of specialty fasteners, hardware and tools for the professional woodworking industry. McFeely’s had more than $9 million in sales in 2006. The purchase price and costs of acquisition were $4.7 million in cash and $0.3 million in assumed liabilities. The goodwill recognized in the transaction amounted to $1.2 million and is fully deductible for tax purposes.

On November 17, 2006, Lab Safety acquired substantially all of the assets and assumed certain liabilities of Professional Inspection Equipment, Inc. and Construction Book Express, Inc. The companies are direct marketers of tools, instruments and reference materials to the building and home inspection markets. The companies had annual sales in 2005 of more than $18 million. The aggregate purchase price for the two companies was $20.9 million in cash and $1.7 million in assumed liabilities. The goodwill recognized in the transaction amounted to $18.7 million and is fully deductible for tax purposes.

On January 31, 2006, Lab Safety acquired substantially all of the assets and assumed certain liabilities of Rand Materials Handling Equipment Co. (Rand). Rand is a national catalog distributor of warehouse, storage and packaging supplies. Rand had more than $16 million in sales in 2005. The aggregate purchase price for Rand was $13.9 million in cash and $2.3 million in assumed liabilities. The goodwill recognized in the transaction amounted to $9.9 million and is fully deductible for tax purposes.

The results of these acquisitions are included in the Company’s consolidated results from the respective dates of acquisition. Due to the immaterial nature of these transactions, disclosures of amounts assigned to the acquired assets and assumed liabilities and pro forma results of operations were not considered necessary.

NOTE 4 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following table shows the activity in the allowance for doubtful accounts (in thousands of dollars):

	For the Years Ended December 31,
	2008	2007	2006
Balance at beginning of period	$25,830	$18,801	$18,401
Provision for uncollectible accounts	12,924	15,436	6,057
Write-off of uncollectible accounts, less recoveries	(11,501)	(8,755)	(5,660)
Foreign currency or translation impact	(772)	348	3
Balance at end of period	$26,481	$25,830	$18,801

NOTE 5 – INVENTORIES

Inventories primarily consist of merchandise purchased for resale.

Inventories would have been $317.0 million, $287.7 million and $270.0 million higher than reported at December 31, 2008, 2007 and 2006, respectively, if the FIFO method of inventory accounting had been used for all Company inventories. Net earnings would have increased by $18.1 million, $10.8 million and $14.5 million for the years ended December 31, 2008, 2007 and 2006, respectively, using the FIFO method of accounting. Inventory values using the FIFO method of accounting approximate replacement cost.

NOTE 6 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

The table below summarizes the activity in the investments in unconsolidated entities (in thousands of dollars):

			Asia Pacific
	MonotaRO	MRO Korea	Brands	USI-AGI
	Co., Ltd.	Co., Ltd.	India Ltd.	Prairies Inc.	Total

Balance at January 1, 2006	$2,434	$–	$–	$22,721	$25,155
Cash investments	3,988	–	–	–	3,988
Equity earnings	1,826	–	–	1,134	2,960
Divestiture	–	–	–	(24,967)	(24,967)
Change in interest due to issuance of stock by joint venture	453	–	–	–	453
Foreign currency gain (loss)	(209)	–	–	1,112	903
Balance at December 31, 2006	8,492	–	–	–	8,492
Cash investments	–	2,138	–	–	2,138
Equity earnings	1,401	615	–	–	2,016
Reinstatement to equity method of accounting	–	1,372	–	–	1,372
Foreign currency gain	620	121	–	–	741
Balance at December 31, 2007	$10,513	$4,246	–	$–	$14,759
Cash investments	–	–	6,487	–	6,487
Equity earnings (losses)	4,303	(205)	(456)	–	3,642
Write-off	–	–	(6,031)	–	(6,031)
Foreign currency gain (loss)	3,008	(1,035)	–	–	1,973
Balance at December 31, 2008	$17,824	$3,006	–	$–	$20,830

Ownership interest at December 31, 2008	38.3%	49.0%	49.9%	0.0%

On July 21, 2008, the Company acquired a 49.9% interest in Asia Pacific Brands India Ltd. (Asia Pacific Brands) from its sole shareholder for $5.4 million.  In addition, the Company and the joint venture partner each made a $1.1 million capital infusion intended to help grow the business.  In the fourth quarter 2008, the Company wrote-off its investment due to the economic slowdown in India and the loss of a major supplier which accounted for approximately 25% of the joint venture’s annual revenue. These conditions severely affect Asia Pacific Brand’s ability to secure additional financing to meet its current obligations and continue as a going concern. The Company accounted for this investment using the equity method until it was written-off.

In 2003, the Company wrote-off its investment in MRO Korea Co., Ltd. and suspended the equity method of accounting even though the business was marginally profitable and self-funding. At that time, the market value of the business was limited because the business had only one significant customer (the other party in the joint venture) and the prospects for growth were dependent upon securing sufficient capital funding. In 2007, the Company and the other business partner in the joint venture agreed to significantly change the business model and fund the expansion of this business. The Company contributed $2.1 million to MRO Korea Co., Ltd., maintaining its 49% ownership, and resumed the equity method of accounting. In conjunction with the reinstatement of the equity accounting method, a credit was recorded to retained earnings for $1.4 million, which represented the accumulated unrecognized equity earnings during the period the equity method was suspended and the write-down recognized in 2003.

In the first quarter of 2006, the Company contributed $4.0 million to MonotaRO Co., Ltd., its 38.3% owned company in Japan. In the fourth quarter of 2006, an initial public offering by this company resulted in a change of interest of $0.5 million, recorded as additional contributed capital. The market value of this investment, based on the closing stock price on January 28, 2009, was $50.7 million.

On February 23, 2006, Acklands – Grainger Inc. (Acklands – Grainger), the Company’s Canadian subsidiary, received a Notice of Purchase advising Acklands – Grainger that Uni-Select Inc., a Canadian company, was exercising its contractual option to purchase all of Acklands – Grainger’s shares in the USI-AGI Prairies Inc. joint venture. The transaction closed on May 31, 2006, for Canadian $30.9 million (US$27.8 million), resulting in a US$2.3 million pre-tax gain for the Company. The Company’s 50% ownership investment in this joint venture was previously accounted for under the equity method of accounting. The carrying value of this investment included US$5.1 million of allocated goodwill. The joint venture was managed by Uni-Select Inc.

NOTE 7 – CAPITALIZED SOFTWARE

Amortization of capitalized software is on a straight-line basis over three and five years. Amortization begins when the software is available for its intended use. Amortization expense was $22.7 million, $21.0 million and $13.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

NOTE 8 – SHORT-TERM DEBT

The following summarizes information concerning short-term debt (in thousands of dollars):
	As of December 31,
	2008	2007	2006
Line of Credit
Outstanding at December 31	$19,960	$6,113	$–
Maximum month-end balance during the year	$19,960	$11,234	$–
Average amount outstanding during the year	$13,022	$7,756	$–
Weighted average interest rate during the year	6.23%	6.48%	–%
Weighted average interest rate at December 31	4.86%	6.57%	–%

Commercial Paper
Outstanding at December 31	$–	$95,947	$–
Maximum month-end balance during the year	$319,860	$139,104	$–
Average amount outstanding during the year	$54,589	$28,030	$–
Weighted average interest rate during the year	3.08%	5.38%	–%
Weighted average interest rate at December 31	–	4.30%	–%

The Company had $29.2 million, $31.1 million and $8.6 million of uncommitted lines of credit denominated in foreign currencies at December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, there was $20.0 million outstanding under these lines of credit relating to Grainger China LLC. Grainger China LLC utilizes a line of credit to meet its business growth and operating needs.

Commercial paper was used to fund periodic working capital requirements and the accelerated share repurchase program.  Refer to Note 13 for further discussion of the Company’s share repurchase program. A portion of the proceeds from the $500 million term loan were used to refinance $311 million in outstanding commercial paper in May of 2008. Refer to Note 9 for further discussion on the use of proceeds from the term loan.

For 2008, 2007 and 2006, the Company had a committed line of credit totaling $250.0 million for which the Company pays a commitment fee of 0.04% for each year. There were no borrowings under the committed line of credit.

The Company had $18.8 million of letters of credit at December 31, 2008, and $15.8 million of letters of credit at December 31, 2007 and 2006, primarily related to the Company’s casualty insurance program. The Company also had $6.0 million, $3.2 million and $3.3 million at December 31, 2008, 2007 and 2006, respectively, in letters of credit to facilitate the purchase of product from foreign sources.

NOTE 9 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands of dollars):
	As of December 31,
	2008	2007	2006

Bank term loan	$500,000	$–	$–
Industrial development revenue and private activity bonds	9,485	9,485	9,485
Less current maturities	(21,257)	(4,590)	(4,590)
	$488,228	$4,895	$4,895

On May 6, 2008, the Company entered into a $500 million, unsecured four-year bank term loan. Proceeds were used to pay down short-term debt and for general corporate purposes. The weighted average interest rate paid on the term loan during 2008 was 3.33%. The Company at its option may prepay the term loan in whole or in part.

The industrial development revenue and private activity bonds include various issues that bear interest at variable rates capped at 15%, and come due in various amounts from 2009 through 2021. The weighted average interest rate paid on the bonds during the year was 2.47%. Interest rates on some of the issues are subject to change at certain dates in the future. The bondholders may require the Company to redeem certain bonds concurrent with a change in interest rates and certain other bonds annually. In addition, $4.6 million of these bonds had an unsecured liquidity facility available at December 31, 2008, for which the Company compensated a bank through a commitment fee of 0.07%. There were no borrowings related to this facility at December 31, 2008. The Company classified $4.6 million of bonds currently subject to redemption options in current maturities of long-term debt at December 31, 2008, 2007 and 2006.

The scheduled aggregate principal payments are due as follows (in thousands of dollars):

Year	Payment Amount
2009	$18,900
2010	$50,700
2011	$50,900
2012	$387,500
2013 and after	$1,500

The Company’s debt instruments include only standard affirmative and negative covenants that are normal in debt instruments of similar amounts and structure. The Company’s debt instruments do not contain financial or performance covenants restrictive to the business of the Company, reflecting its strong financial position. The Company is in compliance with all debt covenants for the year ended December 31, 2008.

NOTE 10 – EMPLOYEE BENEFITS

Retirement Plans
A majority of the Company’s employees are covered by a noncontributory profit sharing plan.  This plan provides for annual employer contributions generally based upon a formula related primarily to earnings before federal income taxes, limited to a percentage of the total eligible compensation paid to all eligible employees. The plan was amended on July 30, 2008, to establish a minimum contribution of 8% and a maximum contribution of 18% of total eligible compensation paid to all eligible employees. This change was retroactive to January 1, 2008. Previously, there was no minimum percentage and the maximum percentage was 25%.  The Company also sponsors additional defined contribution plans, which cover most of the other employees. Provisions under all plans were $145.4 million, $130.2 million and $114.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The Company’s accumulated postretirement benefit obligation (APBO) and net periodic benefit costs include the effect of the federal subsidy provided by the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Medicare Act). The Medicare Act provides a federal subsidy to retiree healthcare benefit plan sponsors that provide a prescription drug benefit that is at least actuarially equivalent to that provided by Medicare. As a result of the subsidy, the APBO has been reduced by $45.4 million, $40.4 million and $33.4 million as of December 31, 2008, 2007 and 2006, respectively. The subsidy has reduced net periodic benefits costs by approximately $5.2 million, $6.4 million and $5.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The net periodic benefits costs charged to operating expenses, which were valued with a measurement date of January 1 for each year, consisted of the following components (in thousands of dollars):
	For the Years Ended December 31,
	2008	2007	2006

Service cost	$9,699	$10,856	$9,737
Interest cost	9,490	8,973	7,599
Expected return on assets	(4,466)	(4,049)	(2,790)
Amortization of prior service credit	(1,215)	(437)	(858)
Amortization of transition asset	(143)	(143)	(143)
Amortization of unrecognized losses	1,312	2,094	2,903
Net periodic benefits costs	$14,677	$17,294	$16,448

The Company has elected to amortize the amount of net unrecognized losses over a period equal to the average remaining service period for active plan participants expected to retire and receive benefits, or approximately 16.9 years for 2008.

Reconciliations of the beginning and ending balances of the APBO, which is calculated using a December 31 measurement date, the fair value of assets and the funded status of the benefit obligation follow (in thousands of dollars):

	2008	2007	2006

Benefit obligation at beginning of year	$150,910	$155,353	$127,598
Service cost	9,699	10,856	9,737
Interest cost	9,490	8,973	7,599
Plan participants’ contributions	1,751	1,575	1,670
Amendments	–	(9,433)	5,559
Actuarial (gain) loss	21,443	(12,754)	7,359
Benefits paid	(4,924)	(3,929)	(4,277)
Medicare Part D Subsidy received	270	269	108
Benefit obligation at end of year	188,639	150,910	155,353

Fair value of plan assets at beginning of year	74,432	67,486	46,503
Actual returns on plan assets	(23,963)	2,915	6,192
Employer contributions	9,407	6,385	17,398
Plan participants’ contributions	1,751	1,575	1,670
Benefits paid	(4,924)	(3,929)	(4,277)
Fair value of plan assets at end of year	56,703	74,432	67,486

Accrued postretirement benefit costs	$131,936	$76,478	$87,867

The amounts recognized in Accumulated other comprehensive earnings consisted of the following components (in thousands of dollars):

	As of December 31,
	2008	2007	2006

Prior service credit	$9,377	$10,592	$1,596
Transition asset	857	1,000	1,143
Unrecognized losses	(73,966)	(25,405)	(39,119)
Deferred tax asset	24,800	5,432	14,188
Net losses	$(38,932)	$(8,381)	$(22,192)

The components of Accumulated other comprehensive earnings (AOCE) related to the postretirement benefit costs that will be amortized into net periodic postretirement benefit cost in 2009 are as follows (in thousands of dollars):

2009
Amortization of prior service credit	$(1,215)
Amortization of transition asset	(143)
Amortization of unrecognized losses	4,377
Estimated amount to be amortized from AOCE into net periodic postretirement benefit costs	$3,019

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

The following assumptions were used to determine net periodic benefit cost at January 1:

	For the Years Ended December 31,
	2008	2007	2006
Discount rate	6.50%	5.90%	5.50%
Expected long-term rate of return on plan assets, net of tax at 40%	6.00%	6.00%	6.00%
Initial healthcare cost trend rate	10.00%	10.00%	10.00%
Ultimate healthcare cost trend rate	5.00%	5.00%	5.00%
Year ultimate healthcare cost trend rate reached	2018	2017	2016

The following assumptions were used to determine benefit obligations at December 31:

	2008	2007	2006
Discount rate	5.90%	6.50%	5.90%
Expected long-term rate of return on plan assets, net of tax at 40%	6.00%	6.00%	6.00%
Initial healthcare cost trend rate	10.00%	10.00%	10.00%
Ultimate healthcare cost trend rate	5.00%	5.00%	5.00%
Year ultimate healthcare cost trend rate reached	2019	2018	2017

The discount rate assumptions reflect the rates available on high-quality fixed income debt instruments. These rates have been selected due to their similarity to the projected cash flows of the postretirement healthcare benefit plan.

The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A 1 percentage point change in assumed healthcare cost trend rates would have the following effects on December 31, 2008 results (in thousands of dollars):

	1 Percentage Point
	Increase	(Decrease)
Effect on total service and interest cost	$4,206	$(3,293)
Effect on accumulated postretirement benefit obligation	37,268	(29,601)

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

The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended, and was $9.4 million, $6.4 million and $17.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC.

The Company forecasts the following benefit payments (which include a projection for expected future employee service) and subsidy receipts (in thousands of dollars):

	Estimated gross benefit payments	Estimated Medicare subsidy receipts
2009	$3,852	$(414)
2010	4,436	(497)
2011	5,173	(587)
2012	5,989	(694)
2013	7,017	(809)
2014 – 2018	56,046	(6,507)

Executive Death Benefit Plan
The Executive Death Benefit Plan provides one of three potential benefits: a supplemental income benefit (SIB), an executive death benefit (EDB) or a postretirement payment. The SIB provides income continuation at 50% of total compensation, payable for ten years to the beneficiary of a participant if that participant dies while employed by the Company. Alternatively, the EDB provides an after-tax lump sum payment of one times final total compensation to the beneficiary of a participant who dies after retirement. In addition, a participant may elect to receive a reduced postretirement payment instead of the EDB. Effective October 29, 2008, new participants to the plan will not be eligible for the reduced postretirement payment option. Plan participation is determined by a committee of management. There are no plan assets. Benefits are paid as they come due from the general assets of the Company.

The net periodic benefits costs charged to operating expenses, which were valued with a measurement date of January 1 for each year, consisted of the following components (in thousands of dollars):

	For the Years Ended December 31,
	2008	2007	2006
Service cost	$247	$298	$361
Interest cost	880	883	850
Amortization of unrecognized (gains) losses	(153)	127	154
Net periodic benefits costs	$974	$1,308	$1,365

Reconciliations of the beginning and ending balances of the projected benefit obligation, which are calculated using a December 31 measurement date follow (in thousands of dollars):

	2008	2007	2006
Benefit obligation at beginning of year	$14,115	$14,906	$15,222
Service cost	247	298	361
Interest cost	880	883	850
Actuarial (gains) losses	1,425	(1,972)	(1,095)
Benefits paid	(579)	–	(432)
Benefit obligation at end of year	$16,088	$14,115	$14,906

As there are no plan assets, the benefits were paid from the general assets of the Company.

The amounts recognized as the current and long-term portions of the benefit obligation follow (in thousands of dollars):

	As of December 31,
	2008	2007	2006
Current liabilities	$552	$739	$454
Noncurrent liabilities	15,536	13,376	14,452
Net amounts recognized	$16,088	$14,115	$14,906

Net gains and losses recognized in Accumulated other comprehensive earnings were gains of $0.3 million and $1.9 million and losses of $0.2 million as of December 31, 2008, 2007 and 2006, respectively.

The net gain that will be amortized from Accumulated other comprehensive earnings into net periodic benefit cost in 2009 is $24.5 thousand.

The benefit obligation was determined by applying the terms of the plan and actuarial models. These models include various actuarial assumptions, including discount rates, mortality and salary progression. The Company evaluates its actuarial assumptions on an annual basis and considers changes in these long-term factors based upon market conditions and historical experience.

The following assumptions were used to determine benefit obligations at December 31:

	2008	2007	2006
Discount rate used to determine net periodic benefit cost (January 1 valuation)	6.40%	5.90%	5.50%
Discount rate used to determine benefit obligation (December 31 valuation)	6.10%	6.40%	5.90%
Compensation increase used to determine obligation and cost	4.00%	4.00%	4.00%

The discount rate assumptions reflect the rates available on high-quality fixed income debt instruments. These rates have been selected due to their similarity to the projected cash flows of the Executive Death Benefit Plan.

Actuarially projected future benefit payments are as follows (in thousands of dollars):
Benefit Payments
2009	$553
2010	608
2011	665
2012	729
2013	803
2014 – 2018	5,269

Deferred Compensation Plans
The Executive Deferred Compensation Plans are money purchase defined benefit plans. Plan participation was limited to Company executives during the years 1984 to 1986; no new executives have been added since that time. Participants were allowed to defer a portion of their compensation for the years 1984 through 1990. In return, under the plan, each participant receives an individually specified benefit at age 65. Benefits are reduced when the participant elects early retirement. There are no plan assets. Benefits are paid as they come due from the general assets of the Company.

The net periodic benefits costs charged to operating expenses, which were valued with a measurement date of January 1 for each year, consisted of the following components (in thousands of dollars):

	For the Years Ended December 31,
	2008	2007	2006
Interest cost	$543	$568	$573
Amortization of unrecognized losses	40	59	184
Net periodic benefits costs	$583	$627	$757

Reconciliations of the beginning and ending balances of the projected benefit obligation, which is calculated using a December 31 measurement date, and the status of the benefit obligation follow (in thousands of dollars):

	2008	2007	2006
Benefit obligation at beginning of year	$10,151	$10,945	$11,419
Interest cost	543	568	573
Actuarial (gains) losses	(135)	(104)	129
Benefits paid	(1,226)	(1,258)	(1,176)
Benefit obligation at end of year	$9,333	$10,151	$10,945

As there are no plan assets, the benefits were paid from the general assets of the Company.

The amounts recognized as the current and long-term portions of the benefit obligation follow (in thousands of dollars):

	As of December 31,
	2008	2007	2006
Current liabilities	$1,226	$1,226	$1,229
Noncurrent liabilities	8,107	8,925	9,716
Net amounts recognized	$9,333	$10,151	$10,945

Net losses recognized in Accumulated other comprehensive earnings were $0.2 million, $0.4 million and $0.3 million as of December 31, 2008, 2007 and 2006, respectively.

The net loss that will be amortized from Accumulated other comprehensive earnings into net periodic benefit cost in 2009 is $22.9 thousand.

The benefit obligation was determined by applying the terms of the plan and actuarial models. These models include various actuarial assumptions, including discount rates, mortality and retirement age. The Company evaluates its actuarial assumptions on an annual basis and considers changes in these long-term factors based upon market conditions and historical experience.

The following assumptions were used to determine benefit obligations at December 31:
	2008	2007	2006
Discount rate used to determine net periodic benefit cost (January 1 valuation)	5.70%	5.50%	5.25%
Discount rate used to determine benefit obligation (December 31 valuation)	6.00%	5.70%	5.50%

The discount rate assumptions reflect the rates available on high-quality fixed income debt instruments. These rates have been selected due to their similarity to the projected cash flows of the Executive Deferred Compensation Plans.

Actuarially projected future benefit payments are as follows (in thousands of dollars):
Benefit Payments
2009	$1,226
2010	1,196
2011	1,162
2012	1,154
2013	1,155
2014 – 2018	4,858

Other Employment-Related Benefit Plans
Certain of the Company’s non-U.S. subsidiaries provide limited non-pension benefits to retirees in addition to government-mandated programs. The cost of these programs is not significant to the Company. Most retirees outside the United States are covered by government-sponsored and -administered programs.

NOTE 11 – LEASES

The Company leases certain land, buildings and equipment under noncancellable operating leases that expire at various dates through 2036. The Company capitalizes all significant leases that qualify for capitalization, of which there were none at December 31, 2008. Many of the building leases obligate the Company to pay real estate taxes, insurance and certain maintenance costs, and contain multiple renewal provisions, exercisable at the Company’s option. Leases that contain predetermined fixed escalations of the minimum rentals are recognized in rental expense on a straight-line basis over the lease term. Cash or rent abatements received upon entering into certain operating leases are also recognized on a straight-line basis over the lease term.

At December 31, 2008, the approximate future minimum lease payments for all operating leases were as follows (in thousands of dollars):

Future Minimum Lease Payments
2009	$41,150
2010	35,718
2011	30,753
2012	26,658
2013	23,259
Thereafter	60,837
Total minimum payments required	$218,375
Less amounts representing sublease income	(227)
$218,148

Rent expense, including items under lease and items rented on a month-to-month basis, was $44.8 million, $42.1 million and $33.4 million for 2008, 2007 and 2006, respectively. These amounts are net of sublease income of $0.6 million, $0.5 million and $0.5 million for 2008, 2007 and 2006, respectively.

NOTE 12 – STOCK INCENTIVE PLANS

The Company maintains stock incentive plans under which the Company may grant a variety of incentive awards to employees and directors. Shares of common stock were authorized for issuance under the plans in connection with awards of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. As of December 31, 2008, restricted stock, restricted stock units, performance shares, stock units and non-qualified stock options have been granted.

In 2005, the shareholders of the Company approved the 2005 Incentive Plan (“Plan”), which replaced all prior active plans (“Prior Plans”). Awards previously granted under Prior Plans will remain outstanding in accordance with their terms. The Plan authorizes the granting of options to purchase shares at a price of not less than 100% of the closing market price on the last trading day preceding the date of grant. All options expire no later than ten years after the date of grant. A total of 9.5 million shares of common stock have been reserved for issuance under the Plan. As of December 31, 2008, there were 2,548,950 shares available for grant under the Plan.

Effective January 1, 2006, the Company adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) using the modified prospective method. Under this transition method, compensation cost recognized in 2008, 2007 and 2006 includes: (a) compensation costs for all share-based payments granted prior to, but not fully vested as of January 1, 2006, based on the grant date fair value as calculated under the pro forma disclosure-only expense provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with provisions of SFAS No. 123R.

Pre-tax stock-based compensation expense was $46.1 million, $35.7 million and $34.8 million in 2008, 2007 and 2006, respectively.  Related income tax benefits recognized in earnings were $18.2 million, $11.8 million and $11.8 million in 2008, 2007 and 2006, respectively.

Options
In 2008, 2007 and 2006, the Company provided broad-based stock option grants of 161,400, 162,100 and 187,900 shares, respectively, to those employees who reached major service milestones and were not participants in other stock option programs.

In 2008, 2007 and 2006, the Company issued stock option grants to participating employees as part of their incentive compensation. Stock option grants were 721,600, 578,120 and 1,234,400 for the years 2008, 2007 and 2006, respectively.

Option awards are granted with an exercise price equal to the closing market price of the Company’s stock on the last trading day preceding the date of grant. The options generally vest over three years, although accelerated vesting is provided in certain circumstances. Awards generally expire ten years from the grant date.

Transactions involving stock options are summarized as follows:
	Shares Subject to Option	Weighted Average Price Per Share	Options Exercisable
Outstanding at January 1, 2006	8,691,840	$48.37	4,572,250
Granted	1,422,300	$75.87
Exercised	(1,390,461)	$46.35
Canceled or expired	(268,810)	$57.88
Outstanding at December 31, 2006	8,454,869	$53.00	4,627,249
Granted	740,220	$82.21
Exercised	(2,430,523)	$47.74
Canceled or expired	(236,580)	$67.29
Outstanding at December 31, 2007	6,527,986	$58.19	3,447,856
Granted	883,000	$84.58
Exercised	(953,199)	$50.07
Canceled or expired	(103,920)	$73.14
Outstanding at December 31, 2008	6,353,867	$62.95	3,633,612

At December 31, 2008, there was $13.2 million of total unrecognized compensation expense related to nonvested option awards, which the Company expects to recognize over a weighted average period of 1.7 years.

The following table summarizes information about stock options exercised (in thousands of dollars):

	For the years ended December 31,
	2008	2007	2006
Fair value of options exercised	$12,752	$31,736	$18,152
Total intrinsic value of options exercised	$35,095	$88,921	$38,906
Fair value of options vested	$15,510	$15,996	$15,295
Settlements of options exercised	$47,016	$113,752	$64,437

Information about stock options outstanding and exercisable as of December 31, 2008, is as follows:

	Options Outstanding				Options Exercisable
		Weighted Average				Weighted Average
Range of Exercise Prices	Number	Remaining Contractual Life	Exercise Price	Intrinsic Value (000’s)	Number	Remaining Contractual Life	Exercise Price	Intrinsic Value (000’s)
$37.50 - $44.05	742,155	2.0 Years	$40.55	$28,419	742,155	2.0 Years	$40.55	$28,419
$45.50 - $54.85	2,707,052	4.6 Years	$51.49	74,051	2,705,992	4.6 Years	$51.49	74,019
$56.03 - $70.67	139,815	6.1 Years	$62.08	2,343	138,815	6.1 Years	$62.02	2,335
$71.21 - $93.05	2,764,845	8.2 Years	$80.24	(3,875)	46,650	7.7 Years	$77.69	54
	6,353,867	5.9 Years	$62.95	$100,938	3,633,612	4.2 Years	$49.99	$104,827

The Company uses a binomial lattice model for the valuation of stock options. The weighted average fair value of options granted in 2008, 2007 and 2006 was $20.82, $22.92 and $18.91, respectively. The fair value of each option granted used the following assumptions:

	For the Years Ended December 31,
	2008	2007	2006
Risk-free interest rate	3.2%	4.6%	4.9%
Expected life	6 years	6 years	6 years
Expected volatility	25.2%	24.3%	23.9%
Expected dividend yield	1.8%	1.7%	1.5%

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

Performance Shares
In 2008, 2007 and 2006, the Company awarded performance-based shares to certain executives. Receipt of Company stock is contingent upon the Company meeting sales growth and return on invested capital (ROIC) performance goals. Each participant was granted a base number of shares. At the end of the first year performance period, the number of shares granted will be increased, decreased or remain the same based upon actual Company-wide sales growth versus target sales growth. The shares, as determined at the end of the performance year, will be issued at the end of the third year if the Company’s average target ROIC is achieved during the vesting period.

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

The following table summarizes the transactions involving performance-based share awards:

	2008		2007		2006
	Shares	Weighted Average	Shares	Weighted Average	Shares	Weighted Average
Beginning nonvested shares outstanding	116,796	$69.49	37,812	$71.23	–	$–
Issuances	38,360	$86.00	83,089	$68.64	37,812	$71.23
Cancellations	–	$–	(4,105)	$69.00	–	$–
Vestings	(37,260)	$71.23	–	$–	–	$–
Ending nonvested shares outstanding	117,896	$75.13	116,796	$69.49	37,812	$71.23

At December 31, 2008, the unearned compensation related to performance-based share awards outstanding was $3.8 million, which the Company expects to recognize over a weighted average period of 1.7 years.

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

Compensation expense related to restricted stock awards is based upon the closing market price on the last trading day preceding the date of grant and is charged to earnings on a straight-line basis over the vesting period. The following table summarizes the transactions involving restricted stock granted to employees:

	2008		2007		2006
	Shares	Weighted Average	Shares	Weighted Average	Shares	Weighted Average
Beginning nonvested shares outstanding	65,000	$52.37	105,000	$51.05	270,000	$44.75
Cancellations	–	$–	–	$–	(10,000)	$57.07
Vesting	(15,000)	$48.15	(40,000)	$48.73	(155,000)	$37.91
Ending nonvested shares outstanding	50,000	$53.50	65,000	$52.37	105,000	$51.05
Fair value of shares vested	$1.3 million		$3.0 million		$11.1 million

At December 31, 2008, there was $0.1 million of total unrecognized compensation expense related to nonvested restricted stock, which the Company expects to recognize over a weighted average period of 0.7 years.

Restricted Stock Units (RSUs)
Awards of RSUs are provided for under the stock compensation plans. RSUs granted vest over periods from two to seven years from issuance, although accelerated vesting is provided in certain instances. Holders of RSUs are entitled to receive cash payments equivalent to cash dividends and other distributions paid with respect to common stock. At various times after vesting, RSUs will be settled by the issuance of stock evidencing the conversion of the RSUs into shares of the Company common stock on a one-for-one basis. Compensation expense related to RSUs is based upon the closing market prices on the last trading day preceding the date of award and is charged to earnings on a straight-line basis over the vesting period.

The following table summarizes RSUs activity:

	2008		2007		2006
	Shares	Weighted Average	Shares	Weighted Average	Shares	Weighted Average
Beginning nonvested units	982,568	$72.91	740,200	$65.24	517,000	$49.74
Issuances	460,423	$84.35	421,003	$83.53	408,300	$75.54
Cancellations	(33,490)	$78.72	(74,030)	$71.99	(26,750)	$66.84
Vestings	(172,255)	$64.37	(104,605)	$75.85	(158,350)	$58.68
Ending nonvested units	1,237,246	$77.88	982,568	$72.91	740,200	$65.24
Fair value of shares vested	$11.1 million		$7.5 million		$8.4 million

At December 31, 2008, there was $47.3 million of total unrecognized compensation expense related to nonvested RSUs which the Company expects to recognize over a weighted average period of 3.0 years.

Director Stock Awards
The Company provides members of the Board of Directors with deferred stock unit grants. A stock unit is the economic equivalent of a share of common stock. Beginning in April 2008, the number of units covered by each grant is equal to $100,000 divided by the fair market value of a share of common stock at the time of the grant, rounded up to the next ten-unit increment. Prior to April 2008, the number of units covered by each grant was equal to $60,000 divided by the fair market value of a share of common stock at the time of the grant, rounded up to the next ten-unit increment. The Company also awards stock units in connection with elective deferrals of director fees and dividend equivalents on existing stock units. Deferred fees and dividend equivalents on existing stock units are converted into stock units on the basis of the market value of the stock at the relevant times. Payment of the value of stock units is scheduled to be made after termination of service as a director. As of December 31, 2008, 2007 and 2006, there were eleven nonemployee directors who held stock units.

The Company recognizes income (expense) for the change in value of equivalent stock units. The following table summarizes activity for stock units related to deferred director fees (dollars in thousands):

	2008		2007		2006
	Units	Dollars	Units	Dollars	Units	Dollars
Beginning balance	74,522	$6,522	61,242	$4,283	51,977	$3,696
Dividends	1,692	137	1,099	95	902	64
Deferred fees	17,007	1,460	12,181	1,012	14,844	1,128
Retirement distributions	–	–	–	–	(6,481)	(461)
Unit appreciation (depreciation)	–	(769)	–	1,132	–	(144)
Ending balance	93,221	$7,350	74,522	$6,522	61,242	$4,283

NOTE 13– CAPITAL STOCK

The Company had no shares of preferred stock outstanding as of December 31, 2008, 2007 and 2006. The activity related to outstanding common stock and common stock held in treasury was as follows:

	2008		2007		2006
	Outstanding Common Stock	Treasury Stock	Outstanding Common Stock	Treasury Stock	Outstanding Common Stock	Treasury Stock
Balance at beginning of period	79,459,415	30,199,804	84,067,627	25,590,311	89,715,641	19,952,297
Exercise of stock options, net of 2,725, 3,318 and 0 shares swapped in stock-for-stock exchange	950,474	(950,474)	2,427,205	(2,427,205)	1,390,461	(1,390,461)
Cancellation of shares related to tax withholdings on restricted stock vesting	(4,874)	4,874	(14,867)	14,867	(59,297)	59,297
Settlement of restricted stock units, net of 48,488, 16,739 and 6,228 shares retained, respectively	101,962	(101,962)	31,057	(29,776)	13,822	(13,822)
Cancellation of restricted shares	–	–	–	–	(10,000)	–
Purchase of treasury shares	(5,725,948)	5,725,948	(7,051,607)	7,051,607	(6,983,000)	6,983,000
Balance at end of period	74,781,029	34,878,190	79,459,415	30,199,804	84,067,627	25,590,311

On August 20, 2007, the Company entered into an accelerated share repurchase agreement (ASR) with Goldman, Sachs & Co. (Goldman) to purchase $500 million of its outstanding common stock. The Company paid Goldman $500 million on August 23, 2007, in exchange for an initial delivery of 5,316,007 shares. The ASR was treated as an equity transaction. At settlement, the Company was to receive or pay additional shares of its common stock or cash (at Grainger’s option), based upon the volume weighted average price during the term of the agreement.  Accordingly, on January 4, 2008, the Company received 415,274 shares of its common stock from Goldman as final settlement of the ASR. A total of 5,731,281 shares were repurchased under the ASR.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE EARNINGS

The following table sets forth the components of Accumulated other comprehensive earnings (losses) (in thousands of dollars):

	As of December 31,
	2008	2007	2006
Foreign currency translation adjustments	$3,943	$94,683	$31,859
Effect of adopting SFAS No. 158 related to postretirement benefit plans and other employment-related benefit plans	–	–	(36,783)
Postretirement benefit plan
Prior service credit	9,377	10,592	–
Transition asset	857	1,000	–
Unrecognized (losses)	(73,966)	(25,405)	–
Unrecognized gains (losses) on other employment-related benefit plans	(68)	1,335	(524)
Deferred tax asset (liability)	21,332	(10,034)	8,879
Total accumulated other comprehensive earnings (losses)	$(38,525)	$72,171	$3,431

Foreign currency translation adjustments result from the translation of assets and liabilities of foreign subsidiaries. The decrease in foreign currency translation adjustments in 2008 is primarily due to the strengthening of the U.S. dollar versus the Canadian dollar and Mexican peso.

In 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132R” (SFAS No. 158). SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. SFAS No. 158 requires recognition of funded status changes of a defined benefit postretirement and other employment-related benefit plans within accumulated other comprehensive earnings, net of tax, to the extent such changes are not recognized in earnings as components of net periodic benefit costs. The Company adopted SFAS No. 158 in 2006 and recorded an additional liability of $36.8 million to Accrued employment-related benefit costs offset by $14.3 million of deferred income taxes and a reduction of Accumulated other comprehensive earnings. The increase in unrecognized losses in 2008 is primarily due to the impact of a reduction in discount rates and losses on plan assets.

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

Income tax expense consisted of the following (in thousands of dollars):
	For the Years Ended December 31,
	2008	2007	2006
Current provision:
Federal	$246,731	$238,220	$172,961
State	39,673	42,401	31,725
Foreign	18,044	15,329	5,080
Total current	304,448	295,950	209,766

Deferred tax provision (benefit):
Federal	(5,968)	(28,520)	8,996
State	(1,049)	(5,013)	1,636
Foreign	432	(676)	(774)
Total deferred	(6,585)	(34,209)	9,858

Total provision	$297,863	$261,741	$219,624

Earnings before income taxes by geographical area consisted of the following (in thousands of dollars):

	For the Years Ended December 31,
	2008	2007	2006
United States	$731,315	$646,762	$588,322
Foreign	41,903	35,099	14,701
	$773,218	$681,861	$603,023

The income tax effects of temporary differences that gave rise to the net deferred tax asset were (in thousands of dollars):

	As of December 31,
	2008	2007	2006
Deferred tax assets:
Inventory	$22,674	$19,577	$13,809
Accrued expenses	29,966	30,295	28,606
Accrued employment-related benefits	144,125	111,147	99,006
Foreign operating loss carryforwards	10,833	10,239	9,530
Property, buildings and equipment	921	3,189	–
Other	11,352	8,064	8,582
Deferred tax assets	219,871	182,511	159,533
Less valuation allowance	(15,977)	(13,551)	(13,461)
Deferred tax assets, net of valuation allowance	$203,894	$168,960	$146,072
Deferred tax liabilities:
Purchased tax benefits	$(5,812)	$(6,779)	$(7,715)
Property, buildings and equipment	-	–	(4,303)
Intangibles	(17,083)	(16,884)	(14,182)
Software	(12,774)	(9,710)	(10,627)
Prepaids	(21,893)	(16,625)	(14,111)
Foreign currency gain	(2,206)	(13,661)	(4,453)
Deferred tax liabilities	(59,768)	(63,659)	(55,391)
Net deferred tax asset	$144,126	$105,301	$90,681
The net deferred tax asset is classified as follows:
Current assets	$52,556	$56,663	$48,123
Noncurrent assets	97,442	54,658	48,793
Noncurrent liabilities (foreign)	(5,872)	(6,020)	(6,235)
Net deferred tax asset	$144,126	$105,301	$90,681

At December 31, 2008, the Company had $34.8 million of foreign operating loss carryforwards related to foreign operations, some of which begin to expire in 2009. The valuation allowance represents a provision for uncertainty as to the realization of the tax benefits of these carryforwards. In addition, the Company recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized.

The changes in the valuation allowance were as follows (in thousands of dollars):

	For the Years Ended December 31,
	2008	2007	2006
Beginning balance	$13,551	$13,461	$10,872
Increase (decrease) related to foreign net operating loss carryforwards	86	1,329	(70)
Increase (decrease) related to capital losses and other	2,340	(1,239)	2,659
Ending balance	$15,977	$13,551	$13,461

A reconciliation of income tax expense with federal income taxes at the statutory rate follows (in thousands of dollars):

	For the Years Ended December 31,
	2008	2007	2006
Federal income tax at the 35% statutory rate	$270,626	$238,651	$211,058
State income taxes, net of federal income tax benefit	25,105	24,302	22,795
Resolution of prior year tax contingencies	–	–	(12,200)
Other – net	2,132	(1,212)	(2,029)
Income tax expense	$297,863	$261,741	$219,624
Effective tax rate	38.5%	38.4%	36.4%

Undistributed earnings of foreign subsidiaries at December 31, 2008, amounted to $31.5 million. No provision for deferred U.S. income taxes has been made for these subsidiaries because the Company intends to permanently reinvest such earnings in those foreign operations.

On January 1, 2007, the Company adopted the provisions of FIN 48. As a result, the Company recognized a decrease of approximately $0.9 million in the liability for tax uncertainties, which resulted in an increase to the January 1, 2007, balance of Retained earnings.

The changes in the liability for tax uncertainties, excluding interest, are as follows (in thousands of dollars):

	2008	2007
Balance at beginning of year	$13,568	$15,274
Additions based on tax positions related to the current year	13,016	3,060
Additions for tax positions of prior years	735	–
Reductions for tax positions of prior years	(2,900)	(4,729)
Settlements (audit payments) refunds – net	(55)	(37)
Balance at end of year	$24,364	$13,568

The Company classifies the liability for tax uncertainties in Deferred income taxes and tax uncertainties. Included in this amount is $7.4 million and $3.3 million at December 31, 2008 and 2007, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Any changes in the timing of deductibility of these items would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authorities to an earlier period.

The Company regularly undergoes examination of its federal income tax returns by the Internal Revenue Service (IRS). The Company and the IRS have settled tax years through 2004. The Company is not currently under examination by the IRS nor under notice of a pending examination. The Company is also subject to state and local income tax audits and foreign jurisdiction tax audits. The Company’s tax years 2002 – 2008 remain subject to state and local audits. Tax years 2003 – 2008 remain open to foreign audits. The Company’s estimated amount of liability associated with the Company’s uncertain tax positions may decrease within the next twelve months due to expiring statutes, tax payments or audit activity.

The Company recognizes interest expense in the provision for income taxes. During 2008 and 2007, the Company recognized interest of $0.8 million and $0.7 million, respectively. As of December 31, 2008 and 2007, respectively, the Company accrued $1.9 million and $1.1 million for interest.

NOTE 16 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the year. Diluted earnings per share is based on the combination of weighted average number of shares outstanding and dilutive potential shares. The Company had outstanding stock options of 2.6 million, 0.01 million and 1.36 million for the years ended December 31, 2008, 2007 and 2006, respectively, that were excluded from the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share amounts):

	For the Years Ended December 31,
	2008	2007	2006
Net earnings	$475,355	$420,120	$383,399

Denominator for basic earnings per share – weighted average shares	76,580	82,404	87,839
Effect of dilutive securities – stock-based compensation	2,170	2,641	2,685
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	78,750	85,045	90,524

Basic earnings per common share	$6.21	$5.10	$4.36

Diluted earnings per common share	$6.04	$4.94	$4.24

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

NOTE 18 – SEGMENT INFORMATION

The Company has three reportable segments: Grainger Branch-based, Acklands – Grainger Branch-based and Lab Safety. Grainger Branch-based is an aggregation of the following business units which offer similar services and products: Grainger Industrial Supply, Grainger, S.A. de C.V. (Mexico), Grainger Caribe Inc. (Puerto Rico), Grainger China LLC (China) and Grainger Panama S.A. (Panama). Acklands – Grainger is the Company’s Canadian branch-based distribution business. Lab Safety is a direct marketer of safety and other industrial products. During 2009, Grainger will be integrating the Lab Safety business into the Grainger Industrial Supply business as well as reviewing the Company's current operating structure to ensure that it will meet the current and future needs of the business. The Company is also evaluating the impact that this integration will have on reportable segments. Any changes to reportable segments will include a restatement of prior periods for consistency purposes.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment transfer prices are established at external selling prices, less costs not incurred due to a related party sale.

The following is the segment information (in thousands of dollars):

	2008
	Grainger Branch-based	Acklands – Grainger Branch-based	Lab Safety	Total
Total net sales	$5,678,823	$727,989	$450,725	$6,857,537
Intersegment net sales	(3,556)	(127)	(3,822)	(7,505)
Net sales to external customers	5,675,267	727,862	446,903	6,850,032
Segment operating earnings	782,747	54,263	45,386	882,396
Segment assets	2,216,282	448,660	225,494	2,890,436
Depreciation and amortization	107,367	10,506	9,333	127,206
Additions to long-lived assets	$166,807	$24,337	$15,337	$206,481

	2007
	Grainger Branch-based	Acklands – Grainger Branch-based	Lab Safety	Total
Total net sales	$5,352,520	$636,524	$434,663	$6,423,707
Intersegment net sales	(1,997)	–	(3,696)	(5,693)
Net sales to external customers	5,350,523	636,524	430,967	6,418,014
Segment operating earnings	669,441	44,218	54,287	767,946
Segment assets	2,107,408	502,414	212,627	2,822,449
Depreciation and amortization	100,082	10,786	9,126	119,994
Additions to long-lived assets	$155,936	$10,794	$7,844	$174,574

	2006
	Grainger Branch-based	Acklands – Grainger Branch-based	Lab Safety	Total
Total net sales	$4,910,836	$565,098	$411,511	$5,887,445
Intersegment net sales	(1,214)	–	(2,577)	(3,791)
Net sales to external customers	4,909,622	565,098	408,934	5,883,654
Segment operating earnings	593,455	15,242	52,283	660,980
Segment assets	1,938,270	394,707	215,515	2,548,492
Depreciation and amortization	88,753	9,505	8,099	106,357
Additions to long-lived assets	$112,414	$8,238	$37,733	$158,385

Following are reconciliations of the segment information with the consolidated totals per the financial statements (in thousands of dollars):

	2008	2007	2006
Operating earnings:
Total operating earnings for reportable segments	$882,396	$767,946	$660,980
Unallocated expenses	(99,724)	(97,293)	(82,909)
Total consolidated operating earnings	$782,672	$670,653	$578,071
Assets:
Total assets for reportable segments	$2,890,436	$2,822,449	$2,548,492
Unallocated assets	624,981	271,579	497,596
Total consolidated assets	$3,515,417	$3,094,028	$3,046,088

	2008
	Segment Totals	Unallocated	Consolidated Total
Other significant items:
Depreciation and amortization	$127,206	$12,364	$139,570
Additions to long-lived assets	$206,481	$7,508	$213,989

		Revenues	Long-lived Assets
Geographic information:
United States		$5,953,205	$998,529
Canada		731,131	176,174
Other foreign countries		165,696	41,217
		$6,850,032	$1,215,920

	2007
	Segment Totals	Unallocated	Consolidated Total
Other significant items:
Depreciation and amortization	$119,994	$12,005	$131,999
Additions to long-lived assets	$174,574	$25,558	$200,132

		Revenues	Long-lived Assets
Geographic information:
United States		$5,643,500	$961,624
Canada		640,121	206,133
Other foreign countries		134,393	20,135
		$6,418,014	$1,187,892

	2006
	Segment Totals	Unallocated	Consolidated Total
Other significant items:
Depreciation and amortization	$106,357	$12,211	$118,568
Additions to long-lived assets	$158,385	$14,268	$172,653

		Revenues	Long-Lived Assets

Geographic information:
United States		$5,197,240	$909,188
Canada		567,626	176,097
Other foreign countries		118,788	8,784
		$5,883,654	$1,094,069

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

Unallocated assets increased $353.4 million in the year ended December 31, 2008, when compared with the prior year primarily driven by an increase in non-operating cash and cash equivalents and an increase in deferred tax assets. In 2007, the Company used cash to repurchase shares. In 2008, fewer shares were repurchased, and in addition, a $500 million term loan was obtained, resulting in higher cash balances.

The change in the carrying amount of goodwill by segment from January 1, 2006 to December 31, 2008, is as follows (in thousands of dollars):

	Acklands – Grainger Branch-based	Lab Safety	Total
Balance at January 1, 2006	$120,779	$61,947	$182,726
Acquisitions	–	28,276	28,276
Translation	(331)	–	(331)
Balance at December 31, 2006	120,448	90,223	210,671
Acquisition	–	1,473	1,473
Translation	20,884	–	20,884
Balance at December 31, 2007	141,332	91,696	233,028
Acquisitions	4,381	2,372	6,753
Translation	(26,622)	–	(26,622)
Balance at December 31, 2008	$119,091	$94,068	$213,159

NOTE 19 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of selected quarterly information for 2008 and 2007 is as follows (in thousands of dollars, except for per share amounts):

	2008 Quarter Ended
	March 31	June 30	September 30	December 31	Total
Net sales	$1,661,046	$1,756,856	$1,839,475	$1,592,655	$6,850,032
Cost of merchandise sold	981,112	1,050,979	1,097,127	912,592	4,041,810
Gross profit	679,934	705,877	742,348	680,063	2,808,222
Warehousing, marketing and administrative expenses	494,111	521,042	510,891	499,506	2,025,550
Operating earnings	185,823	184,835	231,457	180,557	782,672
Net earnings	114,238	113,179	140,023	107,915	475,355
Earnings per share - basic	1.47	1.48	1.84	1.42	6.21
Earnings per share - diluted	$1.43	$1.43	$1.79	$1.39	$6.04

	2007 Quarter Ended
	March 31	June 30	September 30	December 31	Total
Net sales	$1,546,658	$1,601,011	$1,658,592	$1,611,753	$6,418,014
Cost of merchandise sold	914,570	960,546	999,003	940,272	3,814,391
Gross profit	632,088	640,465	659,589	671,481	2,603,623
Warehousing, marketing and administrative expenses	469,503	473,890	485,257	504,320	1,932,970
Operating earnings	162,585	166,575	174,332	167,161	670,653
Net earnings	101,787	104,791	109,150	104,392	420,120
Earnings per share - basic	1.21	1.25	1.33	1.32	5.10
Earnings per share - diluted	$1.17	$1.21	$1.29	$1.28	$4.94

NOTE 20 – UNCLASSIFIED – NET

The components of Unclassified – net were as follows (in thousands of dollars):

	For the Years Ended December 31,
	2008	2007	2006
Foreign currency gains – net	$2,404	$54	$31
Income items	242	350	328
Expense items	(295)	(363)	(228)
Unclassified – net	$2,351	$41	$131

NOTE 21 – CONTINGENCIES AND LEGAL MATTERS

Grainger has been named, along with numerous other nonaffiliated companies, as a defendant in litigation in various states involving asbestos and/or silica. These lawsuits typically assert claims of personal injury arising from alleged exposure to asbestos and/or silica as a consequence of products purportedly distributed by Grainger. As of February 3, 2009, Grainger is named in cases filed on behalf of approximately 2,200 plaintiffs in which there is an allegation of exposure to asbestos and/or silica.  Grainger has denied, or intends to deny, the allegations in all of the above-described lawsuits.

In 2008, lawsuits relating to asbestos and/or silica and involving approximately 660 plaintiffs were dismissed with respect to Grainger, typically based on the lack of product identification. If a specific product distributed by Grainger is identified in any of these lawsuits, Grainger would attempt to exercise indemnification remedies against the product manufacturer. In addition, Grainger believes that a substantial number of these claims are covered by insurance.  Grainger has entered agreements with its major insurance carriers relating to the scope, coverage and costs of defense.  While Grainger is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on Grainger’s consolidated financial position or results of operations.

Grainger is a party to a contract with the United States General Services Administration (the “GSA”) first entered into in 1999 and subsequently extended in 2004.  The GSA contract had been the subject of an audit performed by the GSA’s Office of the Inspector General.  In December 2007, the Company received a letter from the Commercial Litigation Branch of the Civil Division of the Department of Justice (the “DOJ”) regarding the GSA contract. The letter suggested that the Company had not complied with its disclosure obligations and the contract’s pricing provisions, and had potentially overcharged government customers under the contract.

Discussions relating to the Company’s compliance with its disclosure obligations and the contract’s pricing provisions are ongoing.  The timing and outcome of these discussions are uncertain and could include settlement or civil litigation by the DOJ to recover, among other amounts, treble damages and penalties under the False Claims Act.  While this matter is not expected to have a material adverse effect on the Company’s financial position, an unfavorable resolution could result in significant payments by the Company.  The Company continues to believe that it has complied with the GSA contract in all material respects.

In addition to the foregoing, from time to time Grainger is involved in various other legal and administrative proceedings that are incidental to its business, including claims relating to product liability, general negligence, environmental issues, employment, intellectual property and other matters. As a government contractor, Grainger is also subject to governmental or regulatory inquiries or audits or other proceedings, including those related to pricing compliance. It is not expected that the ultimate resolution of any of these matters will have, either individually or in the aggregate, a material adverse effect on Grainger’s consolidated financial position or results of operations.

NOTE 22 – SUBSEQUENT EVENTS

On February 11, 2009, the Company announced the elimination of 300 to 400 jobs across the Company’s work force as a result of lower sales volume and the combination of its Lab Safety Supply and Grainger Industrial Supply businesses. One-time cash severance charges of approximately $15 million to $20 million are expected to be recognized between now and the end of the calendar year. Severance payments will be paid out over varying periods.