Form 10-Q
period 2009-03-31
GRAINGER W W INC
filed 2009-05-04
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

There were 73,211,484 shares of the Company’s Common Stock outstanding as of March 31, 2009.

TABLE OF CONTENTS
		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the Three Months Ended March 31, 2009 and March 31, 2008	3

	Condensed Consolidated Statements of Comprehensive Earnings for the Three Months Ended March 31, 2009 and March 31, 2008	4

	Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	5 - 6

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and March 31, 2008	7 - 8

	Notes to Condensed Consolidated Financial Statements	9 - 15

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	16 – 21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 4.	Submission of Matters to a Vote of Security Holders	23 – 24

Item 6.	Exhibits	24

Signatures		25

EXHIBITS

Exhibits 31 & 32	Certifications

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Net sales	$1,465,248	$1,661,046

Cost of merchandise sold	835,833	981,112

Gross profit	629,415	679,934

Warehousing, marketing and administrative expenses	470,201	494,111

Operating earnings	159,214	185,823

Other income and (expense):
Interest income	401	804
Interest expense	(2,218)	(1,433)
Equity in net income of unconsolidated entities	76	737
Unclassified – net	995	569
Total other income and (expense)	(746)	677

Earnings before income taxes	158,468	186,500

Income taxes	62,090	72,262

Net earnings	$96,378	$114,238

Earnings per share:
Basic	$1.27	$1.44

Diluted	$1.25	$1.41

Weighted average number of shares outstanding:
Basic	74,260,401	77,933,996

Diluted	75,142,460	79,245,391

Cash dividends paid per share	$0.40	$0.35

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Net earnings	$96,378	$114,238

Other comprehensive earnings (losses):

Foreign currency translation adjustments, net of tax benefit (expense) of $1,784 and $2,008, respectively	(16,065)	(9,898)

Comprehensive earnings	$80,313	$104,340

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for per share amounts)
(Unaudited)

ASSETS	March 31, 2009	Dec. 31, 2008
CURRENT ASSETS
Cash and cash equivalents	$257,570	$396,290
Accounts receivable (less allowances for doubtful
accounts of $26,432 and $26,481, respectively)	559,315	589,416
Inventories	956,565	1,009,932
Prepaid expenses and other assets	76,241	73,359
Deferred income taxes	54,600	52,556
Prepaid income taxes	–	22,556
Total current assets	1,904,291	2,144,109

PROPERTY, BUILDINGS AND EQUIPMENT	2,150,461	2,131,863
Less accumulated depreciation and amortization	1,222,787	1,201,552
Property, buildings and equipment – net	927,674	930,311

DEFERRED INCOME TAXES	105,674	97,442

INVESTMENT IN UNCONSOLIDATED ENTITIES	19,181	20,830

GOODWILL	209,188	213,159

OTHER ASSETS AND INTANGIBLES – NET	104,497	109,566

TOTAL ASSETS	$3,270,505	$3,515,417

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except for per share amounts)
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY	March 31, 2009	Dec. 31, 2008
CURRENT LIABILITIES
Short-term debt	$20,827	$19,960
Current maturities of long-term debt	29,590	21,257
Trade accounts payable	254,337	290,802
Accrued compensation and benefits	117,912	162,380
Accrued contributions to employees’ profit sharing plans	28,591	146,922
Accrued expenses	82,703	118,633
Income taxes payable	36,823	1,780
Total current liabilities	570,783	761,734

LONG-TERM DEBT (less current maturities)	479,895	488,228

DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	33,971	33,219

ACCRUED EMPLOYMENT-RELATED BENEFITS	198,975	198,431

SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	–	–
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	54,830	54,830
Additional contributed capital	569,718	564,728
Retained earnings	3,736,490	3,670,726
Accumulated other comprehensive earnings (losses)	(54,590)	(38,525)
Treasury stock, at cost – 36,447,735 and 34,878,190 shares, respectively	(2,319,567)	(2,217,954)

Total shareholders' equity	1,986,881	2,033,805

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,270,505	$3,515,417

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$96,378	$114,238
Provision for losses on accounts receivable	4,082	4,706
Deferred income taxes and tax uncertainties	(7,739)	(6,370)
Depreciation and amortization:
Property, buildings and equipment	26,547	25,333
Capitalized software and other intangibles	7,086	6,223
Stock-based compensation	9,207	8,084
Tax benefit of stock incentive plans	301	54
Net gains on sales of property, buildings and equipment	50	(1,316)
(Income) from unconsolidated entities – net	(76)	(737)
Change in operating assets and liabilities – net of business acquisitions
(Increase) decrease in accounts receivable	23,310	(48,937)
(Increase) decrease in inventories	47,243	(23,619)
(Increase) decrease in prepaid income taxes	22,556	–
(Increase) decrease in prepaid expenses	(3,124)	(5,355)
Increase (decrease) in trade accounts payable	(34,990)	41,468
Increase (decrease) in other current liabilities	(181,657)	(162,485)
Increase (decrease) in current income taxes payable	35,054	60,932
Increase (decrease) in accrued employment-related benefits cost	496	1,867
Other – net	(2,208)	(778)

Net cash provided by operating activities	42,516	13,308

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment – net of dispositions	(27,305)	(31,062)
Additions to capitalized software	(1,102)	(2,313)
Proceeds from sale of marketable securities	–	19,848
Other – net	24	23

Net cash used in investing activities	$(28,383)	$(13,504)

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands of dollars)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in commercial paper	$–	$223,913
Borrowings under line of credit	1,707	3,921
Payments against line of credit	(869)	(54)
Stock options exercised	5,689	3,559
Excess tax benefits from stock-based compensation	797	907
Purchase of treasury stock	(127,696)	(196,437)
Cash dividends paid	(30,615)	(28,064)

Net cash (used in) provided by financing activities	(150,987)	7,745

Exchange rate effect on cash and cash equivalents	(1,866)	(3,557)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(138,720)	3,992

Cash and cash equivalents at beginning of year	396,290	113,437

Cash and cash equivalents at end of period	$257,570	$117,429

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BACKGROUND AND BASIS OF PRESENTATION

W.W. Grainger, Inc. distributes facilities maintenance products and provides services used by businesses and institutions primarily in the United States, Canada and Mexico to keep their facilities and equipment running.  In this report, the words “Company” or “Grainger” mean W.W. Grainger, Inc. and its subsidiaries.

The Condensed Consolidated Financial Statements of the Company and the related notes are unaudited and should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

The Condensed Consolidated Balance Sheet as of December 31, 2008, has been derived from the audited consolidated financial statements at that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information reflects all adjustments (primarily consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the statements contained herein.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING STANDARDS

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP 141(R)-1).  FSP 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated.  If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.”  This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect the adoption of FSP 141(R)-1 to have a material effect on its results of operations or financial position.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.  DIVIDEND

On April 29, 2009, the Company’s Board of Directors declared a quarterly dividend of 46 cents per share, payable June 1, 2009, to shareholders of record on May 11, 2009.  This represents a 15% increase from the prior quarterly rate of 40 cents per share.

4.  WARRANTY RESERVES

The Company generally warrants the products it sells against defects for one year.  For a significant portion of warranty claims, the manufacturer of the product is responsible for the expenses associated with this warranty program.  For warranty expenses not covered by the manufacturer, the Company provides a reserve for future costs based on historical experience.  The warranty reserve activity was as follows (in thousands of dollars):

	Three Months Ended March 31,
	2009	2008
Beginning balance	$3,218	$3,443
Returns	(2,684)	(3,308)
Provision	2,643	3,112
Ending balance	$3,177	$3,247

5.  EMPLOYEE BENEFITS

Retirement Plans
A majority of the Company’s employees are covered by a noncontributory profit sharing plan.  This plan provides for annual employer contributions based upon a formula related primarily to earnings before federal income taxes with a minimum contribution of 8% and a maximum contribution of 18% of total eligible compensation paid to all eligible employees.

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

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components (in thousands of dollars):

	Three Months Ended March 31,
	2009	2008
Service cost	$3,076	$2,425
Interest cost	2,683	2,373
Expected return on assets	(850)	(1,116)
Amortization of transition asset	(36)	(36)
Amortization of unrecognized losses	1,034	328
Amortization of prior service credits	(289)	(304)
Net periodic benefit costs	$5,618	$3,670

The Company has established a Group Benefit Trust to fund the plan and process benefit payments.  The funding of the trust is an estimated amount, which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended.  There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC.  During the three months ended March 31, 2009, the Company contributed $0.8 million to the trust.

6.  SEGMENT INFORMATION

Effective January 1, 2009 the Company revised its segment disclosure.  The Company has two reportable segments:  the United States and Canada.  In the first quarter of 2009, the Company integrated the Lab Safety Supply business into the Grainger Industrial Supply business and results are now reported under the United States segment.  The Canada segment reflects the results for Acklands – Grainger, Inc., the Company’s Canadian branch-based distribution business.  Other Businesses include the following:  Grainger, S.A. de C.V. (Mexico), Grainger Caribe Inc. (Puerto Rico), Grainger China LLC (China) and Grainger Panama S.A. (Panama).  These businesses generate revenue through the distribution of facilities maintenance products.  Prior year segment amounts have been restated in a consistent manner.  Following is a summary of segment results (in thousands of dollars):

	Three Months Ended March 31, 2009
	United States	Canada	Other Businesses	Total
Total net sales	$1,308,737	$143,795	$22,532	$1,475,064
Intersegment net sales	(9,693)	(12)	(111)	(9,816)
Net sales to external customers	$1,299,044	$143,783	$22,421	$1,465,248

Segment operating earnings	$173,185	$5,954	$(2,934)	$176,205

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2008
	United States	Canada	Other Businesses	Total
Total net sales	$1,469,355	$177,303	$24,545	$1,671,203
Intersegment net sales	(10,103)	–	(54)	(10,157)
Net sales to external customers	$1,459,252	$177,303	$24,491	$1,661,046

Segment operating earnings	$195,133	$11,675	$(4,224)	$202,584

	United States	Canada	Other Businesses	Total
Segment assets:
March 31, 2009	$2,238,883	$418,865	$129,966	$2,787,714

December 31, 2008	$2,310,484	$448,660	$133,111	$2,892,255

Following are reconciliations of segment information with the consolidated totals per the financial statements (in thousands of dollars):

	Three Months Ended March 31,
	2009	2008
Operating earnings:
Total operating earnings for reportable segments	$176,205	$202,584
Unallocated expenses and eliminations	(16,991)	(16,761)
Total consolidated operating earnings	$159,214	$185,823

	March 31, 2009	Dec. 31, 2008
Assets:
Total assets for reportable segments	$2,787,714	$2,892,255
Elimination of intersegment assets	(2,312)	(2,095)
Unallocated assets	485,103	625,257
Total consolidated assets	$3,270,505	$3,515,417

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

The decrease in unallocated assets as of March 31, 2009 is primarily due to the Company’s lower cash balance.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.  EARNINGS PER SHARE

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

On January 1, 2009, the Company adopted FSP 03-6-1.  The Company’s unvested share-based payment awards, such as certain Performance Shares, Restricted Stock and Restricted Stock Units that contain nonforfeitable rights to dividends meet the criteria of a participating security as defined by FSP 03-6-1.  The adoption of FSP 03-6-1 has changed the methodology of computing the Company’s earnings per share to the two-class method from the treasury stock method.  As a result, the Company has restated previously reported earnings per share.  This change has not affected previously reported consolidated net earnings or net cash flows from operations.  Under the two-class method, earnings are allocated between common stock and participating securities.  FSP 03-6-1 provides guidance that the presentation of basic and diluted earnings per share is required only for each class of common stock and not for participating securities.  As such, the Company will present basic and diluted earnings per share for its one class of common stock.

The two-class method includes an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and undistributed earnings for the period.  The Company’s reported net earnings is reduced by the amount allocated to participating securities to arrive at the earnings allocated to common stock shareholders for purposes of calculating earnings per share.

The dilutive effect of participating securities is calculated using the more dilutive of the treasury stock or the two-class method.  The Company has determined the two-class method to be the more dilutive.  As such, the earnings allocated to common stock shareholders in the basic earnings per share calculation is adjusted for the reallocation of undistributed earnings to participating securities as prescribed by FSP 03-6-1 to arrive at the earnings allocated to common stock shareholders for calculating the diluted earnings per share.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share under the two-class method as prescribed by FSP 03-6-1 (in thousands of dollars, except for per share amounts):

	Three Months Ended March 31,
	2009	2008
Net earnings as reported	$96,378	$114,238

Less: Distributed earnings available to participating securities	(690)	(517)

Less: Undistributed earnings available to participating securities	(1,552)	(1,791)

Numerator for basic earnings per share – Undistributed and distributed earnings available to common shareholders	$94,136	$111,930

Add: Undistributed earnings allocated to participating securities	1,552	1,791

Less: Undistributed earnings reallocated to participating securities	(1,534)	(1,762)

Numerator for diluted earnings per share – Undistributed and distributed earnings available to common shareholders	$94,154	$111,959

Denominator for basic earnings per share – weighted average shares	74,260,401	77,933,996

Effect of dilutive securities	882,059	1,311,395

Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	75,142,460	79,245,391

Earnings per share Two-class method
Basic	$1.27	$1.44
Diluted	$1.25	$1.41

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.  LEGAL PROCEEDINGS

As previously reported, in December 2007, the Company received a letter from the Commercial Litigation Branch of the Civil Division of the Department of Justice (the “DOJ”) regarding the Company’s contract with the United States General Services Administration (the “GSA”).  The letter suggested that the Company had not complied with its disclosure obligations and the contract’s pricing provisions, and had potentially overcharged government customers under the contract.

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

Effective January 1, 2009 Grainger revised its segment disclosure.  Grainger has two reportable segments:  the United States and Canada.  In the first quarter of 2009, Grainger integrated the Lab Safety Supply business into the Grainger Industrial Supply business and results are now reported under the United States segment.  The Canada segment reflects the results for Acklands – Grainger, Inc., Grainger’s Canadian branch-based distribution business.  Other Businesses include the following:  Grainger, S.A. de C.V. (Mexico), Grainger Caribe Inc. (Puerto Rico), Grainger China LLC (China) and Grainger Panama S.A. (Panama).

Business Environment
Several economic factors and industry trends tend to shape Grainger’s business environment.  The overall economy and leading economic indictors provide insight into anticipated economic factors for the near term and help in forming the development of projections for the remainder of 2009.  In April 2009, Consensus Forecast-USA projected a 2009 Industrial Production and GDP decline for the United States of 9.7% and 2.7%, respectively.  In April 2009, Consensus Forecast-USA projected a GDP decline of 2.3% for Canada.

Historically, Grainger’s sales trends have tended to correlate positively with industrial production growth.  According to the Federal Reserve, overall industrial production decreased 12.8% from March 2008 to March 2009.  The continued declines in economic indicators have affected Grainger’s sales growth for the first quarter of 2009, which declined 12 percent, or 10 percent on a daily basis.

The light and heavy manufacturing customer sectors have historically correlated with manufacturing employment levels and manufacturing output.  Manufacturing output decreased 15.0% from March 2008 to March 2009 while manufacturing employment levels decreased 9.8%.  These declines contributed to a mid-twenty percent decline in the heavy manufacturing customer sector and a low teen percent decline in the light manufacturing customer sector for Grainger in the first quarter of 2009.

Grainger expects some continued decline in sales and increased pricing pressure throughout the remainder of the year.  Grainger plans to use its financial strength in an effort to increase its customer base during the downturn.  Some reductions to margins are expected as a result of expanding the sales force and implementing additional customer incentives.  Grainger expects these actions to cost approximately $25-50 million this year.

Given the continued decline in economic trends, in February 2009 Grainger announced the elimination of 300-400 jobs across the Company’s workforce.  Grainger incurred approximately $5 million in severance expenses for the elimination of about 200 of these positions during the first quarter of 2009.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability
There were 63 sales days in the first quarter of 2009 compared to 64 sales days in the first quarter of 2008.

Effective January 1, 2009 Grainger revised its segment disclosure.  Prior year amounts have been restated in a consistent manner.

Results of Operations – Three Months Ended March 31, 2009
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Three Months Ended March 31,
			Percent
	As a Percent of Net Sales		Increase
	2009	2008	(Decrease)
Net sales	100.0%	100.0%	(11.8)%
Cost of merchandise sold	57.0	59.1	(14.8)
Gross profit	43.0	40.9	(7.4)
Operating expenses	32.1	29.7	(4.8)
Operating earnings	10.9	11.2	(14.3)
Other income (expense)	(0.1)	0.0	(210.2)
Income taxes	4.2	4.3	(14.1)
Net earnings	6.6%	6.9%	(15.6)%

Grainger’s net sales of $1,465.2 million for the first quarter of 2009 decreased 11.8% compared with sales of $1,661.0 million for the comparable 2008 quarter.  Daily sales were down 10.4%.  Sales in all customer sectors declined, except sales to the government, which were essentially flat.  The overall decrease in net sales was led by a mid-twenty percent decline in the heavy manufacturing sector and a low teen percent decline in the light-manufacturing, contractor and reseller sectors.  For the quarter, sales were positively affected by pricing of approximately 6 percentage points which was offset by a decline in volume of 14 percentage points.  Sales were negatively affected by 2 percentage points due to foreign exchange.  Refer to the Segment Analysis below for further details.

Gross profit of $629.4 million for the first quarter of 2009 decreased 7.4%.  The gross profit margin during the first quarter of 2009 increased 2.1 percentage points when compared to the same period in 2008, primarily due to positive inflation recovery and lower freight and handling costs, partially offset by unfavorable selling price category mix.

Operating expenses of $470.2 million for the first quarter of 2009 decreased 4.8%.  Operating expenses decreased primarily due to lower commissions, bonuses and profit sharing accruals, partially offset by an increase in severance costs.

Operating earnings for the first quarter of 2009 totaled $159.2 million, a decrease of 14.3% over the first quarter of 2008.  The decrease in operating earnings was primarily due to the decline in sales combined with operating expenses, which declined at a lower rate than sales.  These declines were partially offset by an increase in gross profit margin.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings for the first quarter of 2009 decreased by 15.6% to $96.4 million from $114.2 million in 2008.  The decrease in net earnings for the quarter primarily resulted from the decline in operating earnings.  Lower interest income and higher interest expense also contributed to the decline in net earnings.  Diluted earnings per share of $1.25 in the first quarter of 2009 were 11.3% lower than the $1.41 for the first quarter of 2008 primarily due to the decrease in net earnings, partially offset by lower shares outstanding.  During the quarter Grainger adopted FSP 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” resulting in a two cent reduction to the previously reported 2008 first quarter earnings per share.

Segment Analysis
The following comments at the segment level refer to external and intersegment net sales.  Comments at the business unit level include external and inter- and intrasegment net sales.  See Note 6 to the Condensed Consolidated Financial Statements.

United States
Net sales were $1,308.7 million for the first quarter of 2009, a decrease of $160.7 million, or 10.9%, when compared with net sales of $1,469.4 million for the same period in 2008.  Daily sales were down 9.5%.  Sales in all customer segments declined except sales to the government, which were essentially flat.  The decrease in net sales was led by a mid-twenty percent decline in the heavy manufacturing sector and a low teen percent decline in the light-manufacturing, contractor and reseller sectors.

The segment added approximately 50,000 net new products in the recently issued February 2009 catalog.  The 2009 catalog includes a total of 233,000 products.  Grainger expects to add more products throughout the year including the 27,000 Lab Safety products currently available on grainger.com.

The segment gross profit margin increased 2.3 percentage points in the 2009 first quarter over the comparable quarter of 2008.  The improvement in gross profit margin was primarily driven by positive inflation recovery and lower freight and handling costs, partially offset by unfavorable selling price category mix.

Operating expenses in this segment were down 3.4% in the first quarter of 2009 versus the first quarter of 2008.  Operating expenses decreased primarily due to lower commissions, bonuses and profit sharing accruals, partially offset by an increase in severance costs.

For the segment, operating earnings of $173.2 million for the first quarter of 2009 decreased 11.2% over $195.1 million for the first quarter of 2008.  The decrease in operating earnings for the quarter is primarily due to the decline in net sales combined with operating expenses, which declined at a lower rate than sales, partially offset by an increase in gross profit margin.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Canada
Net sales were $143.8 million for the first quarter of 2009, a decrease of $33.5 million, or 18.9%, when compared with $177.3 million for the same period in 2008.  On a daily basis sales decreased 17.6%, however, in local currency daily sales increased 2.0% for the quarter.  The increase in net sales was led by growth in the oil and gas and government customer sectors, partially offset by continued weakness in the forestry and heavy manufacturing customer sectors.

The gross profit margin decreased 1.4 percentage points in the 2009 first quarter versus the first quarter of 2008, primarily due to higher costs of goods sold due to unfavorable foreign exchange, price competition and an increase in low margin sales to large customer and government accounts.

Operating expenses were down 16.1% in the first quarter of 2009 versus the first quarter of 2008.  In local currency operating expense increased 3.8% primarily due to non-payroll related expenses including a higher provision for bad debts and increased occupancy costs, and a slight increase in payroll and benefits.

Operating earnings of $6.0 million for the first quarter of 2009 were down $5.7 million, or 49.0%.  In local currency operating earnings declined 36.9% in the first quarter of 2009 over the same period in 2008.  The decrease in earnings was primarily due to the decline in gross profit margin and increases in operating expenses.

Other Businesses
Net sales for other businesses, which include Mexico, Puerto Rico, China and Panama, were down 8.2% for the first quarter of 2009 when compared to the same period in 2008.  Daily sales decreased 6.7%.  Daily sales in Mexico decreased 23.0% in the first quarter of 2009 versus the first quarter of 2008, however, in local currency daily sales increased 2.7%.  In China daily sales increased 91.6% in the first quarter of 2009 versus the first quarter of 2008.  Operating losses for other businesses were $2.9 million or a 30.5% improvement over operating losses of $4.2 million in the first quarter of 2008.  The operating losses are primarily due to the operations in China.

Other Income and Expense
Other income and expense was an expense of $0.7 million in the first quarter of 2009 compared with $0.7 million of income in the first quarter of 2008.  This decrease in income was primarily attributable to lower interest income due to lower interest rates and higher interest expense in 2009 due to increased borrowings.

Income Taxes
Grainger’s effective income tax rates were 39.2% and 38.7% for the first quarter of 2009 and 2008, respectively.  The increase in the effective rate is due to lower earnings reported in foreign jurisdictions with lower tax rates, as well as an increase in current estimates of the overall U.S. state income tax rate.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition
For the three months ended March 31, 2009, working capital of $1,333.5 million decreased by $48.9 million when compared to $1,382.4 million at December 31, 2008.  The decrease in working capital primarily relates to decreases in cash and receivables.  The ratio of current assets to current liabilities increased to 3.3 at March 31, 2009, versus 2.8 at December 31, 2008, primarily due to the decline in other current liabilities as a result of annual cash payments for profit sharing and bonuses.

Net cash provided by operating activities was $42.5 million and $13.3 million for the three months ended March 31, 2009 and 2008, respectively.  Net cash flows from operating activities serve as Grainger’s primary source to fund its growth initiatives.  Contributing to cash flows from operations were net earnings in the three months ended March 31, 2009 of $96.4 million and the effect of non-cash expenses such as stock-based compensation, and depreciation and amortization.  Partially offsetting these amounts were changes in operating assets and liabilities, which resulted in a net use of cash of $91.1 million for the first three months of 2009.  Other current liabilities declined primarily due to annual cash payments for profit sharing and bonuses.  The principal operating sources of cash were decreases in accounts receivable and inventory due to lower sales volume.

Net cash used in investing activities was $28.4 million and $13.5 million for the three months ended March 31, 2009 and 2008, respectively.  Cash expended for additions to property, buildings, equipment and capitalized software was $28.5 million in the first three months of 2009 versus $35.9 million in the first three months of 2008.  Capital expenditures in 2009 included funding of infrastructure improvement projects in the distribution centers in the United States and Mexico.  In 2008, cash used was partially offset by proceeds on sales of marketable securities.

Net cash used in financing activities was $151.0 million for the three months ended March 31, 2009, versus net cash provided by financing activities of $7.7 million for the three months ended March 31, 2008.  Amounts used in financing activities included treasury stock purchases of $127.7 million for the first three months of 2009 versus $196.4 million for the first three months of 2008.  Grainger repurchased 1.9 million shares and 2.6 million shares in the first three months of 2009 and 2008, respectively.  As of March 31, 2009, approximately 5.7 million shares of common stock remained available under Grainger’s repurchase authorization.  Grainger also used cash in financing activities to pay dividends to shareholders of $30.6 million and $28.1 million for the first three months of 2009 and 2008, respectively.  Offsetting these financing cash outlays were net proceeds from short-term borrowings of $0.8 million in the first three months of 2009 versus $227.8 million in the first three months of 2008, along with proceeds and excess tax benefits realized from stock options exercised of $6.5 million and $4.5 million in the first three months of 2009 and 2008, respectively.

Grainger maintains a debt ratio and liquidity position that provide flexibility in funding working capital needs and long-term cash requirements.  In addition to internally generated funds, Grainger has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit.  A four-year bank term loan was obtained in May 2008.  Total debt as a percent of total capitalization was 21.1% at March 31, 2009, and 20.7% at December 31, 2008.

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

Accounting policies are considered critical when they require management to make assumptions about matters that are uncertain at the time the estimate is made and when different estimates than those management reasonably could have made have a material impact on the presentation of Grainger’s financial condition, changes in financial condition or results of operations.  For a description of Grainger’s critical accounting policies see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Forward-Looking Statements
This Form 10-Q contains statements that are not historical in nature but concern future results and business plans, strategies and objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws.  Grainger has generally identified such forward-looking statements by using words such as "believe, believes, continued, continues, continues to believe it complies, could, expect, expected, expects, intended, intends, may, projections, should, tended, and timing and outcome are uncertain" or similar expressions.

Grainger cannot guarantee that any forward-looking statement will be realized although Grainger does believe that its assumptions underlying its forward-looking statements are reasonable. Achievement of future results is subject to risks and uncertainties which could cause Grainger’s results to differ materially from those which are presented.

Factors that could cause actual results to differ materially from those presented or implied in a forward-looking statement include, without limitation:  higher product costs or other expenses; a major loss of customers; loss or disruption of source of supply; increased competitive pricing pressures; failure to develop or implement new technologies or business strategies; the outcome of pending and future litigation or governmental or regulatory proceedings; investigations, inquiries, audits and changes in laws and regulations; disruption of information technology or data security systems; general industry or market conditions; general global economic conditions; currency exchange rate fluctuations; market volatility; commodity price volatility; labor shortages; facilities disruptions or shutdowns; higher fuel costs or disruptions in transportation services; natural and other catastrophes and unanticipated weather conditions.

Caution should be taken not to place undue reliance on Grainger’s forward-looking statements and Grainger undertakes no obligation to publicly update the forward-looking statements, whether as a result of new information, future events or otherwise.

W.W. Grainger, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

PART II – OTHER INFORMATION

Items 1A, 3 and 5 not applicable.

Item 1.        Legal Proceedings

As previously reported, in December 2007, the Company received a letter from the Commercial Litigation Branch of the Civil Division of the Department of Justice (the “DOJ”) regarding the Company’s contract with the United States General Services Administration (the “GSA”).  The letter suggested that the Company had not complied with its disclosure obligations and the contract’s pricing provisions, and had potentially overcharged government customers under the contract.

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

W.W. Grainger, Inc. and Subsidiaries

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – First Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

Jan. 1 – Jan. 31	–	–	–	7,401,826	shares

Feb. 1 – Feb. 28	670,970	$67.37	662,098	6,739,728	shares

Mar. 1 – Mar. 31	1,056,148	$62.73	1,056,148	5,683,580	shares

Total	1,727,118	$64.52	1,718,246

(A)	There were 8,872 shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

(C)
Purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors on April 30, 2008.  The Board of Directors granted authority to repurchase up to 10 million shares.  The program has no specified expiration date.  No share repurchase plan or program expired or was terminated during the period covered by this report.  Activity is reported on a trade date basis.  In January 2009, 225,100 shares were settled that had initially been traded in late 2008.

Item 4.        Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders of Grainger was held on April 29, 2009.  At that meeting:

Management’s nominees were elected directors for the ensuing year.  Of the 65,489,216 shares present in person or represented by proxy at the meeting, the number of shares voted for, and the number of shares as to which authority to vote in the election was withheld, were as follows with respect to each of the nominees:

Name	Shares Voted for Election	Shares as to Which Voting Authority Withheld
B. P. Anderson	65,109,711	379,505
W. H. Gantz	64,674,259	814,957
V. A. Hailey	65,142,420	346,796
W. K. Hall	64,203,572	1,285,644
R. L. Keyser	64,825,670	663,546
S. L. Levenick	65,212,857	276,359
J. W. McCarter, Jr.	64,007,421	1,481,795
N. S. Novich	65,222,980	266,236
M. J. Roberts	65,203,323	285,893
G. L. Rogers	65,220,546	268,670
J. T. Ryan	65,065,802	423,414
J. D. Slavik	64,782,411	706,805
H. B. Smith	63,993,711	1,495,505

A proposal to ratify the appointment of Ernst & Young LLP as independent auditors of Grainger for the year ending December 31, 2009, was approved.  Of the 65,489,216 shares present or represented by proxy at the meeting, 65,016,442 shares were voted for the proposal, 429,738 shares were voted against the proposal and 43,036 shares abstained from voting with respect to the proposal.

Item 6.        Exhibits

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)
(31)	Rule 13a – 14(a)/15d – 14(a) Certifications
(a) Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(b) Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
(a) Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b) Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(10)	Material Contracts

 (b)  Compensatory Plans or Agreements
  (i) Form of Indemnification Agreement between Grainger and each of its directors and certain of its officers.
  (ii) Separation Agreement and General Release dated May 1, 2009, by and between Grainger and Larry J. Loizzo (who previously served as Vice President; President, Lab Safety Supply, Inc.).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. Grainger, Inc.
(Registrant)

Date: May 1, 2009	By:	/s/ R. L. Jadin
R. L. Jadin, Senior Vice President and Chief Financial Officer

Date: May 1, 2009	By:	/s/ G. S. Irving
G. S. Irving, Vice President and Controller