Form 10-Q
period 2009-06-30
GRAINGER W W INC
filed 2009-07-31
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
OR
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

There were 73,623,181 shares of the Company’s Common Stock outstanding as of June 30, 2009.

TABLE OF CONTENTS
		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the Three and Six Months Ended June 30, 2009 and June 30, 2008	3

	Condensed Consolidated Statements of Comprehensive Earnings for the Three and Six Months Ended June 30, 2009 and June 30, 2008	4

	Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	5 - 6

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and June 30, 2008	7 - 8

	Notes to Condensed Consolidated Financial Statements	9 – 18

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	19 – 27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

Signatures		31

EXHIBITS

Exhibits 31 & 32	Certifications

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$1,533,263	$1,756,856	$2,998,511	$3,417,902

Cost of merchandise sold	908,295	1,050,979	1,744,128	2,032,091

Gross profit	624,968	705,877	1,254,383	1,385,811

Warehousing, marketing and administrative expenses	471,039	521,042	941,240	1,015,153

Operating earnings	153,929	184,835	313,143	370,658

Other income and (expense):
Interest income	273	1,236	674	2,040
Interest expense	(2,318)	(3,765)	(4,536)	(5,198)
Equity in net income (loss) of unconsolidated entities	707	1,343	783	2,080
Other non-operating income	234	796	237	1,431
Other non-operating expense	(1,199)	(65)	(207)	(131)
Total other income and (expense)	(2,303)	(455)	(3,049)	222

Earnings before income taxes	151,626	184,380	310,094	370,880

Income taxes	59,160	71,201	121,250	143,463

Net earnings (loss)	$92,466	$113,179	$188,844	$227,417

Earnings per share:
Basic	$1.23	$1.44	$2.50	$2.88

Diluted	$1.21	$1.42	$2.46	$2.83

Weighted average number of shares outstanding:
Basic	73,443,360	76,542,071	73,852,588	77,241,860

Diluted	74,558,636	78,028,077	74,853,304	78,641,274

Cash dividends paid per share	$0.46	$0.40	$0.86	$0.75

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net earnings (loss)	$92,466	$113,179	$188,844	$227,417

Other comprehensive earnings (losses):

Foreign currency translation adjustments, net of tax (expense) benefit of $(4,135), $(409), $(2,351), and $1,599, respectively	34,022	2,459	17,957	(7,439)

Comprehensive earnings	$126,488	$115,638	$206,801	$219,978

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

ASSETS	June 30, 2009	Dec. 31, 2008
CURRENT ASSETS
Cash and cash equivalents	$416,291	$396,290
Accounts receivable (less allowances for doubtful
accounts of $27,955 and $26,481, respectively)	582,431	589,416
Inventories	899,843	1,009,932
Prepaid expenses and other assets	72,479	95,915
Deferred income taxes	53,981	52,556
Total current assets	2,025,025	2,144,109

PROPERTY, BUILDINGS AND EQUIPMENT	2,181,430	2,131,863
Less accumulated depreciation and amortization	1,252,634	1,201,552
Property, buildings and equipment – net	928,796	930,311

DEFERRED INCOME TAXES	110,723	97,442

INVESTMENT IN UNCONSOLIDATED ENTITIES	19,645	20,830

GOODWILL	218,841	213,159

OTHER ASSETS AND INTANGIBLES – NET	102,735	109,566

TOTAL ASSETS	$3,405,765	$3,515,417

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY	June 30, 2009	Dec. 31, 2008
CURRENT LIABILITIES
Short-term debt	$25,499	$19,960
Current maturities of long-term debt	42,090	21,257
Trade accounts payable	255,373	290,802
Accrued compensation and benefits	119,887	162,380
Accrued contributions to employees’ profit sharing plans	55,421	146,922
Accrued expenses	80,778	118,633
Income taxes payable	2,564	1,780
Total current liabilities	581,612	761,734

LONG-TERM DEBT (less current maturities)	467,395	488,228

DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	35,872	33,219

ACCRUED EMPLOYMENT-RELATED BENEFITS	210,208	198,431

SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	–	–
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	54,830	54,830
Additional contributed capital	576,433	564,728
Retained earnings	3,794,397	3,670,726
Accumulated other comprehensive earnings (losses)	(20,568)	(38,525)
Treasury stock, at cost – 36,036,038 and 34,878,190 shares, respectively	(2,294,414)	(2,217,954)

Total shareholders' equity	2,110,678	2,033,805

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,405,765	$3,515,417

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$188,844	$227,417
Provision for losses on accounts receivable	8,237	9,053
Deferred income taxes and tax uncertainties	(14,404)	(10,693)
Depreciation and amortization:
Property, buildings and equipment	54,364	52,366
Capitalized software and other intangibles	14,141	12,529
Stock-based compensation	24,841	27,478
Tax benefit of stock incentive plans	685	1,097
Net gains on sales of property, buildings and equipment	53	(3,366)
(Income) from unconsolidated entities – net	(783)	(2,080)
Change in operating assets and liabilities – net of business acquisitions
(Increase) decrease in accounts receivable	6,618	(82,929)
(Increase) decrease in inventories	120,528	(22,107)
(Increase) decrease in prepaid expenses and other assets	24,004	(12,591)
Increase (decrease) in trade accounts payable	(41,776)	27,761
Increase (decrease) in other current liabilities	(163,188)	(101,329)
Increase (decrease) in current income taxes payable	878	(8,800)
Increase (decrease) in accrued employment-related benefits cost	11,730	6,781
Other – net	(2,162)	(1,865)

Net cash provided by operating activities	232,610	118,722

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment – net of dispositions	(46,796)	(97,613)
Additions to capitalized software	(5,108)	(4,166)
Net cash acquired (paid) for business acquisitions	1,345	(6,868)
Other – net	948	19,429

Net cash used in investing activities	$(49,611)	$(89,218)

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands of dollars)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term debt	$–	$(95,947)
Borrowings under line of credit	2,996	7,442
Payments against line of credit	(816)	(111)
Proceeds from issuance of long-term debt	–	500,000
Stock options exercised	21,476	31,891
Excess tax benefits from stock-based compensation	5,412	9,369
Purchase of treasury stock	(127,696)	(270,950)
Cash dividends paid	(65,174)	(59,351)

Net cash (used in) provided by financing activities	(163,802)	122,343

Exchange rate effect on cash and cash equivalents	804	(7,050)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,001	144,797

Cash and cash equivalents at beginning of year	396,290	113,437

Cash and cash equivalents at end of period	$416,291	$258,234

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

The Company has evaluated subsequent events through July 31, 2009, the date the financial statements were issued.

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

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In April 2009, the FASB issued three Staff Positions intended to provide application guidance and revise the disclosures regarding fair value measurements and impairment of securities.  A summary of each Staff Position is as follows:
•
FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” addresses the determination of fair values when there is no active market or where the price inputs represent distressed sales.  FSP 157-4 reaffirms the view in SFAS No. 157 that the objective of fair value measurement is to reflect an asset’s sale price in an orderly transaction at the date of the financial statements.

•
FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures to a quarterly basis for any financial instruments that are not currently reflected on the balance sheet at fair value.

•
FSP 115-2, FAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater consistency to the timing of impairment recognition and provide greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold.

The three Staff Positions are effective for interim and annual periods ending after June 15, 2009.  The adoption of these FSPs did not have a material effect on the Company’s results of operations or financial position.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS No. 165) to provide authoritative accounting literature for subsequent events which was previously addressed only in auditing literature.  SFAS No. 165 addresses events that occur after the balance sheet date but before the issuance of the financial statements.  It distinguishes between subsequent events that should be recognized in the financial statements and those that should not.  Also, it requires disclosure of the date through which subsequent events were evaluated and disclosures for certain non-recognized events.  SFAS No. 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009.  The Company applied the provision of SFAS No. 165 for the period ending June 30, 2009 and disclosed the date through which it has evaluated subsequent events and the basis for choosing that date.  The adoption of SFAS No. 165 did not have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (SFAS No. 167) which is a revision to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities.”  This statement changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  SFAS No. 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  SFAS No. 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity.  The Company does not expect the adoption of SFAS 167 to have a material effect on its results of operations or financial position.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In June 2009, the FASB issued statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (FASB Statement No. 168) which establishes the FASB Accounting Standards Codification to become the source of authoritative U.S. generally accepted accounting principles to be applied by non-governmental entities.  The Accounting Standards Codification will supersede all existing non-SEC accounting and reporting standards.  FASB Statement No. 168 is effective for interim or annual financial periods ending after September 15, 2009.  The Company will apply this statement for the period ending September 30, 2009, however it does not expect adoption to have a material effect on its results of operations or financial position.

3. ACQUISITIONS

In June 2009, the Company acquired the remaining 50.1% of its joint venture in India, Asia Pacific Brands India Private Limited (Asia Pacific Brands), for $1.2 million.  Asia Pacific Brands had revenue of approximately US$32 million for its fiscal year ended March 31, 2009.  The Company originally paid $5.4 million for its ownership interest which was effective July 21, 2008.  At the time of the original investment, the Company and its joint venture partner each made a $1.1 million capital infusion which was intended to help grow the business.  In the fourth quarter of 2008, the Company wrote-off its investment in this joint venture due to the economic slowdown in India and the loss of a major supplier which accounted for approximately 25% of the joint venture’s annual revenue.  These conditions severely affected Asia Pacific Brands’ ability to secure additional financing to meet its current obligations and continue as a going concern.  Up through the time that the investment was written-off, the Company used the equity method to account for this investment.  Over the past six months Asia Pacific Brands’ business has improved.  It has been able to streamline its operations, strengthen its management and enhance its supplier base.  The results of Asia Pacific Brands are now included in the Company’s consolidated results from the date of acquisition.  Due to the immaterial nature of this transaction, disclosure of pro forma results were not considered necessary.

4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

On June 19, 2009, the Company announced that it plans to become a majority owner of MonotaRO, a direct marketer of maintenance, repair and operating supplies in Japan, in which the Company currently has a 38.3% ownership interest.  MonotaRO held a shareholder meeting which authorized the repurchase of 1.83 million shares.  In August, the Company plans to initiate a tender offer bid for 380,000 MonotaRO shares, allowing the Company to achieve a majority interest in MonotaRO.  The Company expects to invest approximately $4.0 million through the tender offer bid process.  The tender is anticipated to be completed in the third quarter.  At the time majority ownership is obtained, the Company will recognize 100% of the fair value of acquired assets and assumed liabilities.  It is anticipated that this transaction will result in consolidation of MonotaRO’s results and trigger realization of a one time gain which could be significant.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5. DIVIDEND

On July 29, 2009, the Company’s Board of Directors declared a quarterly dividend of 46 cents per share, payable September 1, 2009, to shareholders of record on August 10, 2009.

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

	Six Months Ended June 30,
	2009	2008
Beginning balance	$3,218	$3,442
Returns	(5,626)	(5,997)
Provision	5,550	6,064
Ending balance	$3,142	$3,509

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

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components (in thousands of dollars):

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$3,076	$2,425	$6,152	$4,850
Interest cost	2,682	2,372	5,365	4,745
Expected return on assets	(851)	(1,116)	(1,701)	(2,232)
Amortization of transition asset	(35)	(36)	(71)	(72)
Amortization of unrecognized losses	1,033	328	2,067	656
Amortization of prior service credits	(318)	(304)	(607)	(608)
Net periodic benefit costs	$5,587	$3,669	$11,205	$7,339

The Company has established a Group Benefit Trust to fund the plan and process benefit payments.  The funding of the trust is an estimated amount, which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended.  There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC.  During the three and six months ended June 30, 2009, the Company contributed $1.0 million and $1.8 million, respectively, to the trust.

8. SEGMENT INFORMATION

Effective January 1, 2009 the Company revised its segment disclosure.  The Company has two reportable segments:  the United States and Canada.  In the first quarter of 2009, the Company integrated the Lab Safety Supply business into the Grainger Industrial Supply business and results are now reported under the United States segment.  The Canada segment reflects the results for Acklands – Grainger, Inc., the Company’s Canadian branch-based distribution business.  Other Businesses include the following:  Grainger, S.A. de C.V. (Mexico), Asia Pacific Brands India Private Limited (India), Grainger Caribe Inc. (Puerto Rico), Grainger China LLC (China) and Grainger Panama S.A. (Panama).  These businesses generate revenue through the distribution of facilities maintenance products.  Prior year segment amounts have been restated in a consistent manner.  Following is a summary of segment results (in thousands of dollars):

	Three Months Ended June 30, 2009
	United States	Canada	Other Businesses	Total
Total net sales	$1,353,795	$160,724	$27,901	$1,542,420
Intersegment net sales	(8,957)	(81)	(119)	(9,157)
Net sales to external customers	$1,344,838	$160,643	$27,782	$1,533,263

Segment operating earnings (losses)	$176,533	$9,740	$(3,284)	$182,989

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
`
	Three Months Ended June 30, 2008
	United States	Canada	Other Businesses	Total
Total net sales	$1,542,921	$197,867	$30,527	$1,771,315
Intersegment net sales	(14,285)	–	(174)	(14,459)
Net sales to external customers	$1,528,636	$197,867	$30,353	$1,756,856

Segment operating earnings (losses)	$209,721	$16,013	$(1,927)	$223,807

	Six Months Ended June 30, 2009
	United States	Canada	Other Businesses	Total
Total net sales	$2,662,532	$304,519	$50,433	$3,017,484
Intersegment net sales	(18,650)	(93)	(230)	(18,973)
Net sales to external customers	$2,643,882	$304,426	$50,203	$2,998,511

Segment operating earnings (losses)	$349,718	$15,694	$(6,218)	$359,194

	Six Months Ended June 30, 2008
	United States	Canada	Other Businesses	Total
Total net sales	$3,012,276	$375,170	$55,072	$3,442,518
Intersegment net sales	(24,388)	–	(228)	(24,616)
Net sales to external customers	$2,987,888	$375,170	$54,844	$3,417,902

Segment operating earnings (losses)	$404,854	$27,688	$(6,151)	$426,391

	United States	Canada	Other Businesses	Total
Segment assets:
June 30, 2009	$2,173,493	$464,849	$147,237	$2,785,579

December 31, 2008	$2,310,484	$448,660	$133,111	$2,892,255

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Following are reconciliations of segment information with the consolidated totals per the financial statements (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating earnings:
Total operating earnings for reportable segments	$182,989	$223,807	$359,194	$426,391
Unallocated expenses and eliminations	(29,060)	(38,972)	(46,051)	(55,733)
Total consolidated operating earnings	$153,929	$184,835	$313,143	$370,658

	June 30, 2009	Dec. 31, 2008
Assets:
Total assets for reportable segments	$2,785,579	$2,892,255
Elimination of intersegment assets	(2,470)	(2,095)
Unallocated assets	622,656	625,257
Total consolidated assets	$3,405,765	$3,515,417

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

Unallocated expenses decreased $9.9 million and $9.7 million for the three and six months ended June 30, 2009, respectively.  The decrease in unallocated expenses is primarily due to lower payroll and benefits and a $6.0 million provision for a legal reserve in 2008 that did not repeat in 2009.

The unallocated assets as of June 30, 2009 were essentially flat when compared to the unallocated assets at December 31, 2008.

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

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share under the two-class method as prescribed by FSP 03-6-1 (in thousands of dollars, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net earnings as reported	$92,466	$113,179	$188,844	$227,417

Less: Distributed earnings available to participating securities	(750)	(673)	(1,440)	(1,189)

Less: Undistributed earnings available to participating securities	(1,413)	(1,998)	(2,968)	(3,796)

Numerator for basic earnings per share – Undistributed and distributed earnings available to common shareholders	$90,303	$110,508	$184,436	$222,432

Add: Undistributed earnings allocated to participating securities	1,413	1,998	2,968	3,796

Less: Undistributed earnings reallocated to participating securities	(1,392)	(1,961)	(2,929)	(3,730)

Numerator for diluted earnings per share – Undistributed and distributed earnings available to common shareholders	$90,324	$110,545	$184,475	$222,498

Denominator for basic earnings per share – weighted average shares	73,443,360	76,542,071	73,852,588	77,241,860

Effect of dilutive securities	1,115,276	1,486,006	1,000,716	1,399,414

Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	74,558,636	78,028,077	74,853,304	78,641,274

Earnings per share Two-class method
Basic	$1.23	$1.44	$2.50	$2.88
Diluted	$1.21	$1.42	$2.46	$2.83

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10. CONTINGENCIES AND LEGAL MATTERS

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

Effective January 1, 2009 Grainger revised its segment disclosure.  Grainger has two reportable segments:  the United States and Canada.  In the first quarter of 2009, Grainger integrated the Lab Safety Supply business into the Grainger Industrial Supply business and results are now reported under the United States segment.  The Canada segment reflects the results for Acklands – Grainger, Inc., Grainger’s Canadian branch-based distribution business.  Other Businesses include the following:  Grainger, S.A. de C.V. (Mexico), Asia Pacific Brands India Private Limited (India), Grainger Caribe Inc. (Puerto Rico), Grainger China LLC (China) and Grainger Panama S.A. (Panama).

Business Environment
Several economic factors and industry trends tend to shape Grainger’s business environment.  The overall economy and leading economic indicators provide insight into anticipated economic factors for the near term and help in forming the development of projections for the remainder of 2009.  In July 2009, Consensus Forecast-USA projected a 2009 Industrial Production and GDP decline for the United States of 11.0% and 2.6%, respectively.  In July 2009, Consensus Forecast-USA projected a GDP decline of 2.3% for Canada.

Historically, Grainger’s sales trends have tended to correlate with industrial production.  According to the Federal Reserve, overall industrial production decreased 13.6% from June 2008 to June 2009.  The continued decline in the economy has affected Grainger’s sales growth for the second quarter of 2009, which declined 13 percent.

The light and heavy manufacturing customer sectors have historically correlated with manufacturing employment levels and manufacturing output.  Manufacturing output decreased 15.5% from June 2008 to June 2009 while manufacturing employment levels decreased 12.2%.  These declines contributed to an almost 30 percent decline in the heavy manufacturing customer sector for the three and six months ended June 30, 2009, and a low double-digit percent decline in the light manufacturing customer sector for the three and six months ended June 30, 2009.

Grainger expects some continued decline in sales and increased pricing pressure throughout the remainder of the year.  Grainger plans to use its financial strength in an effort to increase its market share during the downturn.  Some reductions to operating margins are expected as a result of expanding the sales force and implementing additional customer incentives.  Grainger expects these actions to cost approximately $25-50 million this year, although it is more likely these costs will trend towards the lower end of the range.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Given the continued decline in economic trends, in February 2009 Grainger announced the elimination of 300-400 jobs across the Company’s workforce.  Grainger incurred approximately $8 million in severance expenses for the elimination of 298 of these positions during the first six months of 2009.

Matters Affecting Comparability
There were 127 sales days for the first six months of 2009, compared to 128 sales days for the first six months of 2008.

Since June 2009, Grainger’s operating results have included the operating results of Asia Pacific Brands India Private Limited (India) in the Other Businesses segment.  See Note 3 to the Consolidated Financial Statements for additional information regarding this business acquisition.

Effective January 1, 2009 Grainger revised its segment disclosure.  Prior year amounts have been restated in a consistent manner.

Results of Operations – Three Months Ended June 30, 2009
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Three Months Ended June 30,
			Percent
	As a Percent of Net Sales		Increase
	2009	2008	(Decrease)
Net sales	100.0%	100.0%	(12.7)%
Cost of merchandise sold	59.2	59.8	(13.6)
Gross profit	40.8	40.2	(11.5)
Operating expenses	30.7	29.7	(9.6)
Operating earnings	10.1	10.5	(16.7)
Other income (expense)	(0.2)	0.0	406.2
Income taxes	3.9	4.1	(16.9)
Net earnings	6.0%	6.4%	(18.3)%

Grainger’s net sales of $1,533.3 million for the second quarter of 2009 decreased 12.7% compared with sales of $1,756.9 million for the comparable 2008 quarter.  For the quarter, sales were positively affected by pricing of approximately 6 percentage points which was offset by a decline in volume of 18 percentage points.  In addition, sales were negatively affected by approximately 2 percentage points due to foreign exchange, while sales from acquisitions contributed approximately 1 percentage point. Sales in all customer segments declined except sales to the government, which increased in the low single digits.  The overall decrease in net sales was led by an almost 30 percent decline in the heavy manufacturing customer sector, a low 20 percent decline in the reseller customer sector, and a mid-teen percent decline in the contractor customer sector.  The light manufacturing customer sector declined in the low double-digits.  Refer to the Segment Analysis below for further details.

Gross profit of $625.0 million for the second quarter of 2009 decreased 11.5%.  The gross profit margin during the second quarter of 2009 increased 0.6 percentage point when compared to the same period in 2008, primarily due to positive inflation recovery, partially offset by unfavorable selling price category mix.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating expenses of $471.0 million for the second quarter of 2009 decreased 9.6%.  Operating expenses decreased primarily due to lower commissions, bonuses and profit sharing accruals, partially offset by an increase in severance costs.  In addition, the second quarter of 2008 included a $6.0 million provision for a legal reserve that did not repeat in 2009.

Operating earnings for the second quarter of 2009 totaled $153.9 million, a decrease of 16.7% compared to the second quarter of 2008.  The decrease in operating earnings was primarily due to the decline in sales combined with operating expenses, which declined at a lower rate than sales.  These declines were partially offset by an increase in gross profit margin.

Net earnings for the second quarter of 2009 decreased by 18.3% to $92.5 million from $113.2 million in 2008.  The decrease in net earnings for the quarter primarily resulted from the decline in operating earnings.  Lower interest income, lower equity in net income of unconsolidated entities and foreign currency transaction losses also contributed to the decline in net earnings.  Diluted earnings per share of $1.21 in the second quarter of 2009 were 14.8% lower than the $1.42 for the second quarter of 2008 primarily due to the decrease in net earnings, partially offset by lower shares outstanding.  In the first quarter of 2009 Grainger adopted FSP 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” resulting in a one cent reduction to the previously reported 2008 second quarter earnings per share.

Segment Analysis
The following comments at the segment level refer to external and intersegment net sales.  Comments at the business unit level include external and inter- and intrasegment net sales.  See Note 8 to the Condensed Consolidated Financial Statements.

United States
Net sales were $1,353.8 million for the second quarter of 2009, a decrease of $189.1 million, or 12.3%, when compared with net sales of $1,542.9 million for the same period in 2008.  Sales in all customer segments declined except sales to the government, which increased in the low single digits. The decrease in net sales was led by an almost 30 percent decline in the heavy manufacturing customer sector, a high-teen percent decline in the reseller customer sector, and a mid-teen percent decline in the contractor customer sector.  The light manufacturing customer sector declined in the low double-digits.

The segment added approximately 50,000 net new products to the catalog issued in February 2009.  The 2009 catalog includes a total of 233,000 products.  Grainger will continue to expand the product line throughout the year and anticipates having almost 300,000 products in the 2010 catalog. There are 38,000 Lab Safety products also currently available on grainger.com.

The segment gross profit margin increased 1.1 percentage points in the 2009 second quarter over the comparable quarter of 2008.  The improvement in gross profit margin was primarily driven by positive inflation recovery, partially offset by unfavorable selling price category mix.

Operating expenses in this segment were down 7.0% in the second quarter of 2009 versus the second quarter of 2008.  Operating expenses decreased primarily due to lower commissions, bonuses and profit sharing accruals, partially offset by an increase in severance costs.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For the segment, operating earnings of $176.5 million for the second quarter of 2009 decreased 15.8% from $209.7 million for the second quarter of 2008.  The decrease in operating earnings for the quarter is primarily due to the decline in net sales and operating expenses which declined at a lower rate than sales, partially offset by an increase in gross profit margin.

Canada
Net sales were $160.7 million for the second quarter of 2009, a decrease of $37.2 million, or 18.8%, when compared with $197.9 million for the same period in 2008.  In local currency daily sales decreased 6.3% for the quarter.  The decrease in net sales was led by declines in the forestry, manufacturing, transportation and mining industries, partially offset by growth in the utilities and infrastructure related sectors, as well as strong sales to the government.

The gross profit margin decreased 2.1 percentage points in the 2009 second quarter versus the second quarter of 2008, primarily due to negative inflation recovery due to unfavorable foreign exchange rates on inventory purchases.  In addition, price competition, an increase in lower margin sales to large customer and government accounts and an increase in inventory reserves negatively affected gross profit margins.

Operating expenses were down 18.8% in the second quarter of 2009 versus the second quarter of 2008.  In local currency, operating expenses decreased 6.3% primarily due to lower commissions and bonus accruals, and other non-payroll related expenses including lower travel and advertising costs, partially offset by an increase in severance costs.

Operating earnings of $9.7 million for the second quarter of 2009 were down $6.3 million, or 39.2% from $16.0 million for the second quarter of 2008.  In local currency operating earnings declined 30.1% in the second quarter of 2009 over the same period in 2008.  The decrease in earnings was primarily due to the decline in sales and gross profit margin.

Other Businesses
Net sales for other businesses, which include Mexico, India, Puerto Rico, China and Panama, were down 8.6% for the second quarter of 2009 when compared to the same period in 2008.  Sales in Mexico decreased 26.8% in the second quarter of 2009 versus the second quarter of 2008, and in local currency daily sales decreased 6.6%.  In China, sales increased 44.3% in the second quarter of 2009 versus the second quarter of 2008.  Operating losses for other businesses were $3.3 million or a 70.4% increase over operating losses of $1.9 million in the second quarter of 2008.  The operating losses are primarily due to the volume declines in Mexico and the incorporation of India’s results for the month of June.

Other Income and Expense
Other income and expense was an expense of $2.3 million and $0.5 million in the second quarter of 2009 and 2008, respectively.  This increase in expense was primarily due to foreign currency transaction losses and to lower interest income due to lower interest rates.

Income Taxes
Grainger’s effective income tax rates were 39.0% and 38.6% for the second quarter of 2009 and 2008, respectively.  The increase in the effective rate is due to lower earnings reported in non-U.S. jurisdictions with lower tax rates, as well as an increase in current estimates of the overall U.S. state income tax rates.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Six Months Ended June 30, 2009
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Six Months Ended June 30,
			Percent
	As a Percent of Net Sales		Increase
	2009	2008	(Decrease)
Net sales	100.0%	100.0%	(12.3)%
Cost of merchandise sold	58.2	59.5	(14.2)
Gross profit	41.8	40.5	(9.5)
Operating expenses	31.4	29.7	(7.3)
Operating earnings	10.4	10.8	(15.5)
Other income (expense)	(0.1)	0.0	(1,473.4)
Income taxes	4.0	4.2	(15.5)
Net earnings	6.3%	6.6%	(17.0)%

Grainger’s net sales of $2,998.5 million for the first six months of 2009 decreased 12.3% compared with sales of $3,417.9 million for the comparable 2008 period.  Daily sales were down 11.6%.  For the first six months of 2009, sales were positively affected by pricing of approximately 6 percentage points which was offset by a decline in volume of 17 percentage points.  In addition, sales were negatively affected by 2 percentage points due to foreign exchange, while sales from acquisitions contributed approximately 1 percentage point.  Sales in all customer segments declined except sales to the government, which increased in the low single digits.  The overall decrease in net sales was led by an almost 30 percent decline in the heavy manufacturing customer sector, a high-teen percent decline in the reseller customer sector and a mid-teen percent decline in the contractor customer sector.  The light manufacturing customer sector declined in the low double-digits.  Refer to the Segment Analysis below for further details.

Gross profit of $1,254.4 million for the first six months of 2009 decreased 9.5%.  The gross profit margin during the first six months of 2009 increased 1.3 percentage points when compared to the same period in 2008, primarily due to positive inflation recovery, partially offset by unfavorable selling price category mix.

Operating expenses of $941.2 million for the first six months of 2009 decreased 7.3%.  Operating expenses decreased primarily due to lower commissions, bonuses and profit sharing accruals, other non-payroll related expenses including lower travel and training costs, partially offset by an increase in severance costs.  In addition, the first six months of 2008 included a $6.0 million provision for a legal reserve that did not repeat in 2009.

Operating earnings for the first six months of 2009 totaled $313.1 million, a decrease of 15.5% from the first six months of 2008.  The decrease in operating earnings was primarily due to the decline in sales combined with operating expenses, which declined at a lower rate than sales.  These declines were partially offset by an increase in gross profit margin.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings for the first six months of 2009 decreased by 17.0% to $188.8 million from $227.4 million in 2008.  The decrease in net earnings for the six months primarily resulted from the decline in operating earnings.  Lower interest income, lower equity in net income of unconsolidated entities and foreign currency transaction losses also contributed to the decline in net earnings.  Diluted earnings per share of $2.46 in the first six months of 2009 were 13.1% lower than the $2.83 for the first six months of 2008 primarily due to the decrease in net earnings, partially offset by lower shares outstanding.  During the first quarter of 2009 Grainger adopted FSP 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” resulting in a three cent reduction to the previously reported earnings per share for the first six months of 2008.

Segment Analysis
The following comments at the segment level refer to external and intersegment net sales.  Comments at the business unit level include external and inter- and intrasegment net sales.  See Note 8 to the Condensed Consolidated Financial Statements.

United States
Net sales were $2,662.5 million for the first six months of 2009, a decrease of $349.8 million, or 11.6%, when compared with net sales of $3,012.3 million for the same period in 2008.  Daily sales were down 10.9%.  Sales in all customer segments declined except sales to the government, which increased in the low single digits.  The decrease in net sales was led by an almost 30 percent decline in the heavy manufacturing customer sector and a mid-teen percent decline in the contractor and reseller customer sectors.  The light manufacturing customer sector declined in the low double-digits.

The segment added approximately 50,000 net new products to the catalog issued in February 2009.  The 2009 catalog includes a total of 233,000 products.  Grainger will continue to expand the product line throughout the year and anticipates having almost 300,000 products in the 2010 catalog. There are 38,000 Lab Safety products also currently available on grainger.com.

The segment gross profit margin increased 1.7 percentage points in the 2009 first six months over the comparable 2008 period.  The improvement in gross profit margin was primarily driven by positive inflation recovery, partially offset by unfavorable selling price category mix.

Operating expenses in this segment were down 5.2% in the first six months of 2009 versus the first six months of 2008.  Operating expenses decreased primarily due to lower commissions, bonuses and profit sharing accruals, partially offset by an increase in severance costs.

For the segment, operating earnings of $349.7 million for the first six months of 2009 decreased 13.6% over $404.9 million for the first six months of 2008.  The decrease in operating earnings for the six months is primarily due to the decline in net sales and operating expenses which declined at a lower rate than sales, partially offset by an increase in gross profit margin.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Canada
Net sales were $304.5 million for the first six months of 2009, a decrease of $70.7 million, or 18.8%, when compared with $375.2 million for the same period in 2008.  On a daily basis sales decreased 18.2%.  In local currency daily sales decreased 2.4% for the first six months of 2009.  The decrease in net sales was led by declines in the forestry, manufacturing, transportation and mining industries, partially offset by growth in the utilities and infrastructure related sectors, as well as strong sales to the government.

The gross profit margin decreased 1.7 percentage points in the first six months of 2009 versus the comparable period in 2008, primarily due to negative inflation recovery due to unfavorable foreign exchange rates, price competition and an increase in lower margin sales to large customer and government accounts.

Operating expenses were down 17.5% in the first six months of 2009 versus the first six months of 2008.  In local currency operating expenses decreased 1.3% primarily due to lower commissions and bonus accruals, and other non-payroll related expenses including lower travel and advertising costs, partially offset by an increase in severance costs.

Operating earnings of $15.7 million for the first six months of 2009 were down $12.0 million, or 43.3% from $27.7 for the first six months of 2008.  In local currency operating earnings declined 32.9% in the first six months of 2009 from the same period in 2008.  The decrease in earnings was primarily due to the decline in gross profit margin and operating expenses which declined at a slower rate than sales.

Other Businesses
Net sales for other businesses, which include Mexico, India, Puerto Rico, China and Panama, were down 8.4% for the first six months of 2009 when compared to the same period in 2008.  Daily sales decreased 7.7%.  Daily sales in Mexico decreased 25.0% in the first six months of 2009 versus the first six months of 2008, and in local currency daily sales decreased 2.3%.  In China daily sales increased 61.9% in the first six months of 2009 versus the first six months of 2008.  Operating losses for other businesses were $6.2 million or flat versus the first six months of 2008.  The operating losses are primarily due to the volume declines in Mexico and the incorporation of India’s results for the month of June.

Other Income and Expense
Other income and expense was an expense of $3.0 million in the first six months of 2009 compared with $0.2 million of income in the first six months of 2008.  This decrease in income was primarily due to foreign currency transaction losses and to lower interest income due to lower interest rates.

Income Taxes
Grainger’s effective income tax rates were 39.1% and 38.7% for the first six months of 2009 and 2008, respectively.  The increase in the effective rate is due to lower earnings reported in non-U.S. jurisdictions with lower tax rates, as well as an increase in current estimates of the overall U.S. state income tax rates.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition
For the six months ended June 30, 2009, working capital of $1,443.4 million increased by $61.0 million when compared to $1,382.4 million at December 31, 2008.  The increase in working capital primarily relates to a decrease in accrued liabilities due to lower compensation and profit sharing accruals.  The ratio of current assets to current liabilities increased to 3.5 at June 30, 2009, versus 2.8 at December 31, 2008, primarily due to the decline in other current liabilities as a result of annual cash payments for profit sharing and bonuses.

Net cash provided by operating activities was $232.6 million and $118.7 million for the six months ended June 30, 2009 and 2008, respectively.  Net cash flows from operating activities serve as Grainger’s primary source to fund its growth initiatives.  Contributing to cash flows from operations were net earnings in the six months ended June 30, 2009 of $188.8 million and the effect of non-cash expenses such as stock-based compensation, and depreciation and amortization.  Partially offsetting these amounts were changes in operating assets and liabilities, which resulted in a net use of cash of $41.2 million for the first six months of 2009.  Other current liabilities declined primarily due to annual cash payments for profit sharing and bonuses.  The principal operating sources of cash were decreases in accounts receivable and inventory due to lower sales volume.

Net cash used in investing activities was $49.6 million and $89.2 million for the six months ended June 30, 2009 and 2008, respectively.  Cash expended for additions to property, buildings, equipment and capitalized software was $53.5 million in the first six months of 2009 versus $108.3 million in the first six months of 2008.  Capital expenditures in 2009 included funding of infrastructure improvement projects in the distribution centers in the United States, Canada and Mexico.  In 2008, cash used was partially offset by proceeds on sales of marketable securities.

Net cash used in financing activities was $163.8 million for the six months ended June 30, 2009, versus net cash provided by financing activities of $122.3 million for the six months ended June 30, 2008.  The $286.1 million difference in cash used versus provided in financing activities for the six months ended June 30, 2009 was due primarily to a four-year bank term loan of $500 million obtained in May 2008.  Amounts used in financing activities included treasury stock purchases of $127.7 million for the first six months of 2009 versus $271.0 million for the first six months of 2008.  Grainger repurchased 1.9 million shares and 3.5 million shares in the first six months of 2009 and 2008, respectively.  As of June 30, 2009, approximately 5.7 million shares of common stock remained available under Grainger’s repurchase authorization.  Grainger also used cash in financing activities to pay dividends to shareholders of $65.2 million and $59.4 million for the first six months of 2009 and 2008, respectively.  Offsetting these financing cash outlays were net proceeds from short-term borrowings of $2.2 million in the first six months of 2009 versus payments of $88.6 million in the first six months of 2008.  Also offsetting cash outlays were proceeds and excess tax benefits realized from stock options exercised of $26.9 million and $41.3 million in the first six months of 2009 and 2008, respectively.

Grainger maintains a debt ratio and liquidity position that provide flexibility in funding working capital needs and long-term cash requirements.  In addition to internally generated funds, Grainger has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit.  Total debt as a percent of total capitalization was 20.2% at June 30, 2009, and 20.7% at December 31, 2008.

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

Forward-Looking Statements
This Form 10-Q contains statements that are not historical in nature but concern future results and business plans, strategies and objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws.  Grainger has generally identified such forward-looking statements by using words such as “anticipates, anticipated, believes, continue to expand, continued, continues to believe it complies, could, effort to increase, expect, expected, expects, intended, intends, likely, may, plans, projected, projections, should, tended, timing and outcome are uncertain, and will" or similar expressions.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Grainger’s internal control over financial reporting that occurred during the first six months, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

PART II – OTHER INFORMATION

Items 1A, 3 and 4 not applicable.

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

W.W. Grainger, Inc. and Subsidiaries

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – Second Quarter
Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

April 1 – April 30	–	–	–	5,683,580	shares

May 1 – May 31	–	–	–	5,683,580	shares

June 1 – June 30	–	–	–	5,683,580	shares

Total	–	–	–

(A)	There were no shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

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

Item 5.       Other Information

Effective as of July 29, 2009, the Company’s Board of Directors amended the Company by-laws.

Article II, to clarify the provisions requiring advance notice of all shareholder proposals and nominations whether the materials would be included in the Company’s or the proposing party’s proxy materials and to ensure that any shareholder making a nomination or proposal fully discloses his ownership interest in Company stock, including voting and economic positions, as well as any voting agreements.

Article XII, to clarify the provisions requiring preservation of director and officer existing indemnification rights and not allow any future action to decrease or diminish the right to indemnification including advancement of expenses, and that indemnification and advancement of expenses is a continuing right and that this right remains available after a change in control.

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

W.W. Grainger, Inc.
(Registrant)
Date: July 31, 2009	By:	/s/ R. L. Jadin
R. L. Jadin, Senior Vice President and Chief Financial Officer
Date: July 31, 2009	By:	/s/ G. S. Irving
G. S. Irving, Vice President and Controller