Form 10-Q
period 2009-09-30
GRAINGER W W INC
filed 2009-10-29
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
OR
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

There were 74,315,435 shares of the Company’s Common Stock outstanding as of September 30, 2009.

TABLE OF CONTENTS
		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the Three and Nine Months Ended September 30, 2009 and September 30, 2008	3

	Condensed Consolidated Statements of Comprehensive Earnings for the Three and Nine Months Ended September 30, 2009 and September 30, 2008	4

	Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	5 – 6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and September 30, 2008	7 – 8

	Notes to Condensed Consolidated Financial Statements	9 – 19

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	20 – 28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6.	Exhibits	30

Signatures		31

EXHIBITS

Exhibits 31 & 32	Certifications

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$1,589,665	$1,839,475	$4,588,176	$5,257,377

Cost of merchandise sold	929,720	1,097,127	2,673,848	3,129,218

Gross profit	659,945	742,348	1,914,328	2,128,159

Warehousing, marketing and administrative expenses	473,225	510,891	1,414,465	1,526,044

Operating earnings	186,720	231,457	499,863	602,115

Other income and (expense):
Interest income	374	1,602	1,048	3,642
Interest expense	(2,198)	(4,393)	(6,734)	(9,591)
Equity in net income of unconsolidated entities – net	578	755	1,361	2,835
Gain on previously held equity interest – net	47,420	–	47,343	–
Other non-operating income	602	60	838	800
Other non-operating expense	(76)	(791)	(205)	(231)
Total other income and (expense)	46,700	(2,767)	43,651	(2,545)

Earnings before income taxes	233,420	228,690	543,514	599,570

Income taxes	88,856	88,667	210,106	232,130

Net earnings	$144,564	$140,023	$333,408	$367,440

Earnings per share:

Basic	$1.91	$1.80	$4.41	$4.68

Diluted	$1.88	$1.77	$4.34	$4.60

Weighted average number of shares outstanding:
Basic	74,047,973	75,967,774	73,919,924	76,813,709

Diluted	75,202,845	77,407,743	74,972,410	78,226,698

Cash dividends paid per share	$0.46	$0.40	$1.32	$1.15

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net earnings	$144,564	$140,023	$333,408	$367,440

Other comprehensive earnings (losses):

Foreign currency translation adjustments, net of tax (expense) benefit of $(4,611), $2,534, $(6,962), and $4,133, respectively	27,925	(18,636)	45,881	(26,075)

Comprehensive earnings	172,489	121,387	$379,289	$341,365

Less: Foreign currency translation adjustment attributable to noncontrolling interest	(774)	–	(774)	–

Comprehensive earnings attributable to W.W. Grainger, Inc.	$171,715	$121,387	$378,515	$341,365

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

ASSETS	Sept. 30, 2009	Dec. 31, 2008
CURRENT ASSETS
Cash and cash equivalents	$672,035	$396,290
Accounts receivable (less allowances for doubtful
accounts of $28,358 and $26,481, respectively)	638,531	589,416
Inventories	851,478	1,009,932
Prepaid expenses and other assets	75,064	95,915
Deferred income taxes	47,686	52,556
Total current assets	2,284,794	2,144,109

PROPERTY, BUILDINGS AND EQUIPMENT	2,216,668	2,131,863
Less accumulated depreciation and amortization	1,278,383	1,201,552
Property, buildings and equipment – net	938,285	930,311

DEFERRED INCOME TAXES	87,213	97,442

INVESTMENT IN UNCONSOLIDATED ENTITIES	3,341	20,830

GOODWILL	328,131	213,159

OTHER ASSETS AND INTANGIBLES – NET	103,285	109,566

TOTAL ASSETS	$3,745,049	$3,515,417

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY	Sept. 30, 2009	Dec. 31, 2008
CURRENT LIABILITIES
Short-term debt	$33,650	$19,960
Current maturities of long-term debt	46,257	21,257
Trade accounts payable	279,660	290,802
Accrued compensation and benefits	124,033	162,380
Accrued contributions to employees’ profit sharing plans	91,151	146,922
Accrued expenses	96,302	118,633
Income taxes payable	2,791	1,780
Total current liabilities	673,844	761,734

LONG-TERM DEBT (less current maturities)	454,895	488,228

DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	34,211	33,219

ACCRUED EMPLOYMENT-RELATED BENEFITS	218,874	198,431

W.W. GRAINGER, INC. SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	–	–
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	54,830	54,830
Additional contributed capital	586,516	564,728
Retained earnings	3,904,086	3,670,726
Accumulated other comprehensive earnings (losses)	6,582	(38,525)
Treasury stock, at cost – 35,343,784 and 34,878,190 shares, respectively	(2,250,474)	(2,217,954)
Total W.W. Grainger, Inc. shareholders’ equity	2,301,540	2,033,805
NONCONTROLLING INTEREST	61,685	–

Total shareholders' equity	2,363,225	2,033,805

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,745,049	$3,515,417

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Nine Months Ended Sept. 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$333,408	$367,440
Provision for losses on accounts receivable	11,165	11,867
Deferred income taxes and tax uncertainties	9,131	(18,432)
Depreciation and amortization	104,093	100,765
Stock-based compensation	33,170	36,655
Tax benefit of stock incentive plans	1,206	1,612
Net losses (gains) on sales of property, buildings and equipment	50	(4,760)
(Income) from unconsolidated entities – net	(1,361)	(2,835)
(Gain) on previously held equity interest – net	(47,343)	–
Change in operating assets and liabilities – net of business acquisitions
(Increase) decrease in accounts receivable	(23,390)	(125,936)
(Increase) decrease in inventories	194,396	(17,360)
(Increase) decrease in prepaid expenses and other assets	24,991	645
Increase (decrease) in trade accounts payable	(33,064)	13,069
Increase (decrease) in other current liabilities	(112,810)	(42,191)
Increase (decrease) in current income taxes payable	(1,056)	6,466
Increase (decrease) in accrued employment-related benefits cost	20,395	9,498
Other – net	(3,242)	(1,186)

Net cash provided by operating activities	509,739	335,317

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment – net of dispositions	(88,152)	(131,590)
Net cash paid for business acquisitions	–	(33,995)
Cash acquired, net of cash paid for business acquisitions	10,428	–
Investments in unconsolidated entities	–	(6,486)
Other – net	826	19,211

Net cash used in investing activities	$(76,898)	$(152,860)

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands of dollars)
(Unaudited)

	Nine Months Ended Sept. 30,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term debt	$–	$(95,356)
Borrowings under line of credit	38,971	19,136
Payments against line of credit	(37,367)	(8,799)
Proceeds from issuance of long-term debt	–	500,000
Payment of long-term debt	(8,333)	–
Stock options exercised	59,940	41,103
Excess tax benefits from stock-based compensation	12,588	11,733
Purchase of treasury stock	(127,696)	(307,552)
Cash dividends paid	(100,049)	(90,384)

Net cash (used in) provided by financing activities	(161,946)	69,881

Exchange rate effect on cash and cash equivalents	4,850	(1,358)

NET INCREASE IN CASH AND CASH EQUIVALENTS	275,745	250,980

Cash and cash equivalents at beginning of year	396,290	113,437

Cash and cash equivalents at end of period	$672,035	$364,417

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

The Company has evaluated subsequent events through October 29, 2009, the date the financial statements were issued.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING STANDARDS

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which is codified primarily in Accounting Standards Codification (ASC) 805.  ASC 805 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated.  If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss,” which are codified primarily in ASC 450.  ASC 805 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of ASC 805 did not have a material effect on the Company’s results of operations or financial position.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In April 2009, the FASB issued three Staff Positions intended to provide application guidance and revise the disclosures regarding fair value measurements and impairment of securities.  A summary of each Staff Position is as follows:
•
FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” codified primarily in ASC 820, addresses the determination of fair values when there is no active market or where the price inputs represent distressed sales.  ASC 820 reaffirms the view in SFAS No. 157 that the objective of fair value measurement is to reflect an asset’s sale price in an orderly transaction at the date of the financial statements.

•
FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” codified primarily in ASC 825, enhances consistency in financial reporting by increasing the frequency of fair value disclosures to a quarterly basis for any financial instruments for which it is practicable to estimate the value, whether recognized or not recognized in the balance sheet.

•
FSP 115-2, FAS 124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” codified primarily in ASC 320, provides additional guidance designed to create greater consistency to the timing of impairment recognition and provide greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold.

ASC 820, 825 and 320 are effective for interim and annual periods ending after June 15, 2009.  The adoption of these ASCs did not have a material effect on the Company’s results of operations or financial position.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” codified primarily in ASC 855, to provide authoritative accounting literature for subsequent events which was previously addressed only in auditing literature.  ASC 855 addresses events that occur after the balance sheet date but before the issuance of the financial statements.  It distinguishes between subsequent events that should be recognized in the financial statements and those that should not.  Also, it requires disclosure of the date through which subsequent events were evaluated and disclosures for certain non-recognized events.  ASC 855 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009.  The Company applied the provision of ASC 855 for the period ending September 30, 2009 and disclosed the date through which it has evaluated subsequent events and the basis for choosing that date.  The adoption of ASC 855 did not have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (SFAS No. 167) which is a revision to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” codified primarily in ASC 810.  This statement changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  ASC 810 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  ASC 810 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity.  The Company does not expect the adoption of ASC 810 to have a material effect on its results of operations or financial position.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In June 2009, the FASB issued statement No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” codified in ASC 105, which establishes the FASB Accounting Standards Codification to become the source of authoritative U.S. generally accepted accounting principles to be applied by non-governmental entities.  The Accounting Standards Codification will supersede all existing non-SEC accounting and reporting standards.  ASC 105 is effective for interim or annual financial periods ending after September 15, 2009.  The Company applied this statement for the period ending September 30, 2009 and the adoption did not have a material effect on its results of operations or financial position.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05), codified primarily in ASC 820.  If available, a quoted price in an active market for an identical liability must be used.  If such information is not available, an entity may use one or more of the following techniques:
•	The quoted price of the identical liability when traded as an asset
•	Quoted prices for similar liabilities or similar liabilities traded as assets
•	Another valuation technique consistent with principles of ASC 820, such as the income approach or a market approach
ASU 2009-05 reintroduces the concept of an entry value, which is a means for valuing a liability by use of a market approach based on the estimated proceeds that would be received upon entering into an identical liability at the measurement date.  However, it also specifically affirms that a fair value measurement should maximize observable inputs and minimize unobservable inputs, which is likely to prevent issuers from using entry values for liabilities where identical or similar liabilities quotes are observable as liabilities or as assets.  ASU 2009-05 also reaffirms the key measurement concept of determining fair value based on an orderly transaction between market participants, even though liabilities are infrequently transferred due to contractual or other legal restrictions.  In addition, under the new guidance the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer.  ASU 2009-05 is effective the first reporting period after August 27, 2009.  The adoption of ASU 2009-05 did not have a material effect on the Company’s results of operations of financial position.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.  ACQUISITIONS

In June 2009, the Company acquired the remaining 50.1% of its joint venture in India, Grainger Industrial Supply India Private Limited (Grainger India), formerly known as Asia Pacific Brands India Private Limited, for $1.2 million.  Grainger India had revenue of approximately US$32 million for its fiscal year ended March 31, 2009.  The Company originally paid $5.4 million for its ownership interest which was effective July 21, 2008.  At the time of the original investment, the Company and its joint venture partner each made a $1.1 million capital infusion which was intended to help grow the business.  In the fourth quarter of 2008, the Company wrote-off its investment in this joint venture due to the economic slowdown in India and the loss of a major supplier which accounted for approximately 25% of the joint venture’s annual revenue.  These conditions severely affected Grainger India’s ability to secure additional financing to meet its current obligations and continue as a going concern.  Up through the time that the investment was written-off, the Company used the equity method to account for this investment.  During 2009 Grainger India’s business has improved.  It has been able to streamline its operations, strengthen its management and enhance its supplier base.  The results of Grainger India are now included in the Company’s consolidated results from the date of acquisition.

On September 14, 2009 the Company acquired 380,000 common shares of MonotaRO Co., Ltd. (MonotaRO) for approximately $4 million increasing its interest from 48 percent to 53 percent.  Established in 2000 in Osaka, MonotaRO is a direct marketer of maintenance, repair and operating (MRO) supplies to businesses in Japan.  MonotaRO is listed on the Mothers section of the Tokyo Stock Exchange.  MonotaRO has successfully innovated in the Japanese MRO market, the second largest industrial market in the world, offering more than 110,000 products to more than 320,000 customers.  In 2008, MonotaRO had revenues of $136 million and operating earnings of $11 million.  As a result of the Company obtaining controlling voting interest over MonotaRO, the Company consolidated MonotaRO’s balance sheet as of September 30, 2009.  MonotaRO’s earnings will be reported on a one month lag beginning October 2009.  The Company previously accounted for its 48 percent interest in MonotaRO as an equity method investment.  Upon obtaining the controlling interest, the previously held equity interest was remeasured to a fair value of $62 million, resulting in a pre-tax gain of $47 million ($28 million after tax) reported in the Company’s consolidated statement of earnings.  The gain includes $3 million reclassified from Accumulated other comprehensive earnings.  Both the gain on the previously held equity investment and the fair value of the noncontrolling interest in MonotaRO of $61 million were based on the closing market price of MonotaRO’s common stock on the acquisition date.  The Company preliminarily recorded intangibles, including Goodwill, from this transaction of $97 million.  The purchase price allocation has not been completed and is subject to change as the Company obtains additional information during the measurement period.  The primary areas that are not yet finalized relate to identifiable intangible assets.  Goodwill resulting from this transaction will not be deductible for tax purposes.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.  DIVIDEND

On October 28, 2009, the Company’s Board of Directors declared a quarterly dividend of 46 cents per share, payable December 1, 2009, to shareholders of record on November 9, 2009.

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

	Nine Months Ended September 30,
	2009	2008
Beginning balance	$3,218	$3,442
Returns	(9,005)	(10,218)
Provision	8,920	10,495
Ending balance	$3,133	$3,719

6.  EMPLOYEE BENEFITS

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

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components (in thousands of dollars):

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$3,077	$2,425	$9,229	$7,275
Interest cost	2,683	2,373	8,048	7,118
Expected return on assets	(851)	(1,117)	(2,552)	(3,349)
Amortization of transition asset	(36)	(36)	(107)	(108)
Amortization of unrecognized losses	1,034	328	3,101	984
Amortization of prior service credits	(304)	(304)	(911)	(912)
Net periodic benefit costs	$5,603	$3,669	$16,808	$11,008

The Company has established a Group Benefit Trust to fund the plan and process benefit payments.  The funding of the trust is an estimated amount, which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended.  There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC.  During the three and nine months ended September 30, 2009, the Company contributed $1.1 million and $2.9 million, respectively, to the trust.

7.  SEGMENT INFORMATION

Effective January 1, 2009 the Company revised its segment disclosure.  The Company has two reportable segments:  the United States and Canada.  In the first quarter of 2009, the Company integrated the Lab Safety Supply business into the Grainger Industrial Supply business and results are now reported under the United States segment.  The Canada segment reflects the results for Acklands – Grainger Inc., the Company’s Canadian branch-based distribution business.  Other Businesses include the following:  MonotaRO Co., Ltd. (Japan), Grainger, S.A. de C.V. (Mexico), Grainger Industrial Supply India Private Limited (India), Grainger Caribe Inc. (Puerto Rico), Grainger China LLC (China) and Grainger Panama S.A. (Panama).  These businesses generate revenue through the distribution of facilities maintenance products.  Prior year segment amounts have been restated in a consistent manner.  Following is a summary of segment results (in thousands of dollars):

	Three Months Ended September 30, 2009
	United States	Canada	Other Businesses	Total
Total net sales	$1,398,576	$166,262	$34,901	$1,599,739
Intersegment net sales	(9,981)	(31)	(62)	(10,074)
Net sales to external customers	$1,388,595	$166,231	$34,839	$1,589,665

Segment operating earnings (losses)	$204,439	$8,361	$(1,958)	$210,842

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
`
	Three Months Ended September 30, 2008
	United States	Canada	Other Businesses	Total
Total net sales	$1,629,414	$190,754	$31,307	$1,851,475
Intersegment net sales	(11,671)	(127)	(202)	(12,000)
Net sales to external customers	$1,617,743	$190,627	$31,105	$1,839,475

Segment operating earnings (losses)	$241,560	$14,168	$(2,729)	$252,999

	Nine Months Ended September 30, 2009
	United States	Canada	Other Businesses	Total
Total net sales	$4,061,108	$470,781	$85,334	$4,617,223
Intersegment net sales	(28,631)	(124)	(292)	(29,047)
Net sales to external customers	$4,032,477	$470,657	$85,042	$4,588,176

Segment operating earnings (losses)	$554,157	$24,055	$(8,176)	$570,036

	Nine Months Ended September 30, 2008
	United States	Canada	Other Businesses	Total
Total net sales	$4,641,690	$565,924	$86,379	$5,293,993
Intersegment net sales	(36,059)	(127)	(430)	(36,616)
Net sales to external customers	$4,605,631	$565,797	$85,949	$5,257,377

Segment operating earnings (losses)	$646,414	$41,856	$(8,880)	$679,390

	United States	Canada	Other Businesses	Total
Segment assets:
September 30, 2009	$2,127,156	$508,853	$305,679	$2,941,688

December 31, 2008	$2,310,484	$448,660	$133,111	$2,892,255

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Following are reconciliations of segment information with the consolidated totals per the financial statements (in thousands of dollars):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating earnings:
Total operating earnings for reportable segments	$210,842	$252,999	$570,036	$679,390
Unallocated expenses and eliminations	(24,122)	(21,542)	(70,173)	(77,275)
Total consolidated operating earnings	$186,720	$231,457	$499,863	$602,115

	Sept. 30, 2009	Dec. 31, 2008
Assets:
Total assets for reportable segments	$2,941,688	$2,892,255
Unallocated assets	803,361	623,162
Total consolidated assets	$3,745,049	$3,515,417

Unallocated expenses and unallocated assets primarily relate to the Company headquarters’ support services, which are not part of any business segment.  Unallocated expenses include payroll and benefits, depreciation and other costs associated with headquarters-related support services.  Unallocated assets primarily include non-operating cash and cash equivalents, certain prepaid expenses, deferred income taxes and non-operating property, buildings and equipment.

The increase in unallocated assets as of September 30, 2009 is primarily due to the Company’s higher cash balance.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.  EARNINGS PER SHARE

In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” codified primarily in ASC 260.  The authoritative guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  Upon adoption, a company is required to retrospectively adjust its earnings per share data presentation to conform with the provisions of the guidance.  The authoritative guidance is effective for fiscal years beginning after December 15, 2008.

On January 1, 2009, the Company adopted the authoritative guidance.  The Company’s unvested share-based payment awards, such as certain Performance Shares, Restricted Stock and Restricted Stock Units that contain nonforfeitable rights to dividends, meet the criteria of a participating security as defined by ASC 260.  The adoption has changed the methodology of computing the Company’s earnings per share to the two-class method from the treasury stock method.  As a result, the Company has restated previously reported earnings per share.  This change has not affected previously reported consolidated net earnings or net cash flows from operations.  Under the two-class method, earnings are allocated between common stock and participating securities.  ASC 260 provides guidance that the presentation of basic and diluted earnings per share is required only for each class of common stock and not for participating securities.  As such, the Company will present basic and diluted earnings per share for its one class of common stock.

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

The dilutive effect of participating securities is calculated using the more dilutive of the treasury stock or the two-class method.  The Company has determined the two-class method to be the more dilutive.  As such, the earnings allocated to common stock shareholders in the basic earnings per share calculation is adjusted for the reallocation of undistributed earnings to participating securities as prescribed by ASC 260 to arrive at the earnings allocated to common stock shareholders for calculating the diluted earnings per share.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net earnings as reported	$144,564	$140,023	$333,408	$367,440

Less: Distributed earnings available to participating securities	(759)	(672)	(2,199)	(1,862)

Less: Undistributed earnings available to participating securities	(2,601)	(2,542)	(5,578)	(6,134)

Numerator for basic earnings per share – Undistributed and distributed earnings available to common shareholders	$141,204	$136,809	$325,631	$359,444

Add: Undistributed earnings allocated to participating securities	2,601	2,542	5,578	6,134

Less: Undistributed earnings reallocated to participating securities	(2,562)	(2,496)	(5,501)	(6,026)

Numerator for diluted earnings per share – Undistributed and distributed earnings available to common shareholders	$141,243	$136,855	$325,708	$359,552

Denominator for basic earnings per share – weighted average shares	74,047,973	75,967,774	73,919,924	76,813,709

Effect of dilutive securities	1,154,872	1,439,969	1,052,486	1,412,989

Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	75,202,845	77,407,743	74,972,410	78,226,698

Earnings per share Two-class method
Basic	$1.91	$1.80	$4.41	$4.68
Diluted	$1.88	$1.77	$4.34	$4.60

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

10.  SUBSEQUENT EVENTS

On October 13, 2009 the Company acquired Imperial Supplies, LLC (Imperial), a distributor of fleet maintenance products to the transportation industry, headquartered in Green Bay, Wisconsin.  Imperial had $67 million in sales in 2008.

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

Effective January 1, 2009 Grainger revised its segment disclosure.  Grainger has two reportable segments:  the United States and Canada.  In the first quarter of 2009, Grainger integrated the Lab Safety Supply business into the Grainger Industrial Supply business and results are now reported under the United States segment.  The Canada segment reflects the results for Acklands – Grainger Inc., Grainger’s Canadian branch-based distribution business.  Other Businesses include the following:  Grainger, S.A. de C.V. (Mexico), Grainger Industrial Supply India Private Limited (India), Grainger Caribe Inc. (Puerto Rico), Grainger China LLC (China) and Grainger Panama S.A. (Panama).

Business Environment
Several economic factors and industry trends tend to shape Grainger’s business environment.  The overall economy and leading economic indicators provide insight into anticipated economic factors for the near term and help in forming the development of projections for the remainder of 2009.  In October 2009, Consensus Forecast-USA projected a 2009 Industrial Production and GDP decline for the United States of 10.3% and 2.5%, respectively.  In October 2009, Consensus Forecast-USA projected a GDP decline of 2.4% for Canada.

Historically, Grainger’s sales trends have tended to correlate with industrial production.  According to the Federal Reserve, overall industrial production decreased 6.1% from September 2008 to September 2009. The continued decline in the economy has affected Grainger’s sales growth for the third quarter of 2009, which declined 14 percent.

The light and heavy manufacturing customer sectors have historically correlated with manufacturing employment levels and manufacturing output.  Manufacturing output decreased 7.7% from September 2008 to September 2009 while manufacturing employment levels decreased 12.0%.  These declines contributed to a high 20 percent decline in Grainger’s heavy manufacturing customer sector for the three and nine months ended September 30, 2009, and a low teen percent decline in the light manufacturing customer sector for the three and nine months ended September 30, 2009.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability
There were 191 sales days for the first nine months of 2009, compared to 192 sales days for the first nine months of 2008.

Since June 2009, Grainger’s operating results have included the operating results of Grainger Industrial Supply India Private Limited (India), formerly known as Asia Pacific Brands India Private Limited, in the Other Businesses segment.  See Note 3 to the Consolidated Financial Statements for additional information regarding this business acquisition.

Effective January 1, 2009 Grainger revised its segment disclosure.  Prior year amounts have been restated in a consistent manner.

Results of Operations – Three Months Ended September 30, 2009
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Three Months Ended September 30,
	As a Percent of Net Sales		Percent Increase (Decrease)
	2009	2008
Net sales	100.0%	100.0%	(13.6)%
Cost of merchandise sold	58.5	59.6	(15.3)
Gross profit	41.5	40.4	(11.1)
Operating expenses	29.8	27.8	(7.4)
Operating earnings	11.7	12.6	(19.3)
Other income (expense)	2.9	(0.2)	(1,787.7)
Income taxes	5.6	4.8	0.2
Net earnings	9.0%	7.6%	3.2%

Grainger’s net sales of $1,589.7 million for the third quarter of 2009 decreased 13.6% compared with sales of $1,839.5 million for the comparable 2008 quarter.  For the quarter, sales were positively affected by price increases of approximately 4 percentage points which was offset by a decline in volume of 17 percentage points.  In addition, sales were negatively affected by approximately 1 percentage point due to foreign exchange.  Sales in all customer segments declined for the third quarter of 2009.  Refer to the Segment Analysis below for further details.

Gross profit of $659.9 million for the third quarter of 2009 decreased 11.1%.  The gross profit margin during the third quarter of 2009 increased 1.1 percentage points when compared to the same period in 2008, primarily driven by price increases exceeding product cost inflation, lower freight and handling costs and a reduction in the LIFO inventory reserve, partially offset by an increase in sales to large customers which are generally at lower margins.

Operating expenses of $473.2 million for the third quarter of 2009 decreased 7.4%.  Operating expenses decreased primarily due to lower payroll and benefit costs, which were down due to lower headcount, reduced commissions and no bonus accruals, partially offset by an increase in severance costs.  Approximately one third of the decrease in operating expenses is expected to be permanent.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings for the third quarter of 2009 totaled $186.7 million, a decrease of 19.3% compared to the third quarter of 2008.  The decrease in operating earnings was primarily due to the decline in sales combined with operating expenses, which declined at a lower rate than sales.  These declines were partially offset by an increase in gross profit.

Net earnings for the third quarter of 2009 increased by 3.2% to $144.6 million from $140.0 million in 2008.  The increase in net earnings for the quarter primarily resulted from the one-time non-cash pre-tax gain of $47.4 million ($28 million after tax) from the step-up of the investment in MonotaRO Co., Ltd. (MonotaRO) after Grainger became a majority owner in September 2009.  Diluted earnings per share of $1.88 in the third quarter of 2009 were 6.2% higher than the $1.77 for the third quarter of 2008 primarily due to the one-time gain from the MonotaRO transaction.  In the first quarter of 2009 Grainger adopted FSP 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” resulting in a two cent reduction to the previously reported 2008 third quarter earnings per share.

Segment Analysis
The following comments at the segment level refer to external and intersegment net sales.  Comments at the business unit level include external and inter- and intrasegment net sales.  See Note 7 to the Condensed Consolidated Financial Statements.

United States
Net sales were $1,398.6 million for the third quarter of 2009, a decrease of $230.8 million, or 14.2%, when compared with net sales of $1,629.4 million for the same period in 2008.  Sales in all customer segments declined for the third quarter of 2009.  The overall decrease in net sales was led by a high 20 percent decline in the heavy manufacturing customer sector and a mid 20 percent decline in the reseller customer sector.  The light manufacturing customer sector declined in the low teens, while the government customer sector performed the strongest, declining in the mid single digits.

Grainger added approximately 50,000 net new products to the catalog issued in February 2009.  The 2009 catalog includes a total of 233,000 products.  Grainger will continue to expand the product line throughout the year and anticipates having almost 300,000 products in the 2010 catalog.  There are 27,000 Lab Safety products also currently available on grainger.com.

Gross profit margin increased 1.9 percentage points in the 2009 third quarter over the comparable quarter of 2008.  The improvement in gross profit was primarily driven by price increases exceeding product cost inflation, lower freight and handling costs and a reduction in the LIFO inventory reserve, partially offset by an increase in sales to large customers which are generally at lower margins.

Operating expenses were down 7.3% in the third quarter of 2009 versus the third quarter of 2008.  Operating expenses decreased primarily due to lower payroll and benefit costs, which were down due to lower headcount, reduced commissions and no bonus accruals, partially offset by an increase in severance costs.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings of $204.4 million for the third quarter of 2009 decreased 15.4% from $241.6 million for the third quarter of 2008.  The decrease in operating earnings for the quarter was primarily due to the decline in net sales and operating expenses which declined at a lower rate than sales, partially offset by an increase in gross profit margin.

Canada
Net sales were $166.3 million for the third quarter of 2009, a decrease of $24.5 million, or 12.8%, when compared with $190.8 million for the same period in 2008.  In local currency, daily sales decreased 8.2% for the quarter.  The decrease in net sales was led by declines in the forestry, natural gas and manufacturing industries, partially offset by growth in the petroleum and utilities sectors.

The gross profit margin decreased 2.6 percentage points in the 2009 third quarter versus the third quarter of 2008, primarily due to higher product costs due to unfavorable foreign exchange rates, price competition and an increase in the mix of lower margin sales, particularly to large customers.

Operating expenses were down 13.4% in the third quarter of 2009 versus the third quarter of 2008.  In local currency, operating expenses decreased 8.7% primarily due to lower commissions and bonus accruals, and other non-payroll related expenses including lower travel and bad debt expense.

Operating earnings of $8.4 million for the third quarter of 2009 were down $5.8 million, or 41.0% from $14.2 million for the third quarter of 2008.  In local currency, operating earnings declined 37.6% in the third quarter of 2009 over the same period in 2008.  The decrease in earnings was primarily due to the decline in net sales and gross profit margin.

Other Businesses
Net sales for other businesses, which include Mexico, India, Puerto Rico, China and Panama, increased 11.5% for the third quarter of 2009 when compared to the same period in 2008.  The sales increase was due primarily to the acquisition of the business in India in June 2009, along with contributions from China and Panama.  Sales in Mexico decreased 20.6% in the third quarter of 2009 versus the third quarter of 2008.  In local currency, daily sales increased 2.2%.  In China, sales increased 44.9% in the third quarter of 2009 versus the third quarter of 2008.  Operating losses for other businesses were $2.0 million or a 28.3% improvement over operating losses of $2.7 million in the third quarter of 2008.

Other Income and Expense
Other income and expense was income of $46.7 million in the third quarter of 2009 compared to $2.8 million of expense in the third quarter of 2008.  This increase was primarily due to the one-time non-cash gain of $47.4 million from the step-up of the investment in MonotaRO after Grainger became a majority owner in September 2009.

Income Taxes
Grainger’s effective income tax rates were 38.1% and 38.8% for the third quarter of 2009 and 2008, respectively.  The decrease in the effective rate is due to a one-time tax benefit from the expiration of a statute related to a prior tax year, partially offset by lower earnings reported in non-U.S. tax jurisdictions with lower tax rates, as well as an increase in current estimates of the overall U.S. state income tax rates.  Excluding the effect of this one-time tax benefit, the effective tax rate for the third quarter of 2009 would have been 39.1%.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Nine Months Ended September 30, 2009
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Nine Months Ended September 30,
	As a Percent of Net Sales		Percent Increase (Decrease)
	2009	2008
Net sales	100.0%	100.0%	(12.7)%
Cost of merchandise sold	58.3	59.5	(14.6)
Gross profit	41.7	40.5	(10.0)
Operating expenses	30.8	29.0	(7.3)
Operating earnings	10.9	11.5	(17.0)
Other income (expense)	1.0	(0.1)	(1,815.2)
Income taxes	4.6	4.4	(9.5)
Net earnings	7.3%	7.0%	(9.3)%

Grainger’s net sales of $4,588.2 million for the first nine months of 2009 decreased 12.7% compared with sales of $5,257.4 million for the comparable 2008 period.  Daily sales were down 12.3%.  For the first nine months of 2009, sales were positively affected by price increases of approximately 5 percentage points which was offset by a decline in volume of 16 percentage points.  In addition, sales were negatively affected by 2 percentage points due to foreign exchange, while sales from acquisitions contributed approximately 1 percentage point.  Sales in all customer segments declined for the first nine months of 2009.  Refer to the Segment Analysis below for further details.

Gross profit of $1,914.3 million for the first nine months of 2009 decreased 10.0%.  The gross profit margin during the first nine months of 2009 increased 1.2 percentage points when compared to the same period in 2008, primarily driven by price increases exceeding product cost inflation, lower freight and handling costs and a reduction in the LIFO inventory reserve, partially offset by an increase in sales to large customers which are generally at lower margins.

Operating expenses of $1,414.5 million for the first nine months of 2009 decreased 7.3%.  Operating expenses decreased primarily due to lower commissions, lower profit sharing and no bonus accruals and other non-payroll related expenses including lower travel, supplies and advertising costs, partially offset by an increase in severance costs.

Operating earnings for the first nine months of 2009 totaled $499.9 million, a decrease of 17.0% from the first nine months of 2008.  The decrease in operating earnings was primarily due to the decline in sales combined with operating expenses, which declined at a lower rate than sales.  These declines were partially offset by an increase in gross profit margin.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings for the first nine months of 2009 decreased by 9.3% to $333.4 million from $367.4 million in 2008.  The decrease in net earnings for the nine months primarily resulted from the decline in operating earnings, partially offset by the one-time non-cash pre-tax gain of $47.4 million ($28 million after tax) from the step-up of the investment in MonotaRO after Grainger became a majority owner in September 2009.  Diluted earnings per share of $4.34 in the first nine months of 2009 were 5.7% lower than the $4.60 for the first nine months of 2008 primarily due to the decrease in net earnings, partially offset by lower shares outstanding and the one-time gain from the MonotaRo transaction.  During the first quarter of 2009 Grainger adopted FSP 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” resulting in a five cent reduction to the previously reported earnings per share for the first nine months of 2008.

Segment Analysis
The following comments at the segment level refer to external and intersegment net sales.  Comments at the business unit level include external and inter- and intrasegment net sales.  See Note 7 to the Condensed Consolidated Financial Statements.

United States
Net sales were $4,061.1 million for the first nine months of 2009, a decrease of $580.6 million, or 12.5%, when compared with net sales of $4,641.7 million for the same period in 2008.  Daily sales were down 12.0%.  Sales in all customer segments declined for the first nine months of 2009.  The overall decrease in net sales was led by a high 20 percent decline in the heavy manufacturing customer sector and a low 20 percent decline in the reseller customer sector.  The light manufacturing customer sector declined in the low teens, while the government customer sector performed the strongest, declining in the low single digits.

Grainger added approximately 50,000 net new products to the catalog issued in February 2009.  The 2009 catalog includes a total of 233,000 products.  Grainger will continue to expand the product line throughout the year and anticipates having almost 300,000 products in the 2010 catalog.  There are 27,000 Lab Safety products also currently available on grainger.com.

Gross profit margin increased 1.7 percentage points in the 2009 first nine months over the comparable 2008 period.  The improvement in gross profit was primarily driven by price increases exceeding product cost inflation, lower freight and handling costs and reduction in the LIFO inventory reserve, partially offset by an increase in sales to large customers which are generally at lower margins.

Operating expenses were down 5.9% in the first nine months of 2009 versus the first nine months of 2008.  Operating expenses decreased primarily due to lower headcount, reduced commissions and profit sharing accruals, as well as no bonus accruals, partially offset by an increase in severance costs.

Operating earnings of $554.2 million for the first nine months of 2009 decreased 14.3% over $646.4 million for the first nine months of 2008.  The decrease in operating earnings for the nine months was primarily due to the decline in net sales and operating expenses which declined at a lower rate than sales, partially offset by an increase in gross profit margin.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Canada
Net sales were $470.8 million for the first nine months of 2009, a decrease of $95.1 million, or 16.8%, when compared with $565.9 million for the same period in 2008.  On a daily basis sales decreased 16.4%.  In local currency, daily sales decreased 4.4% for the first nine months of 2009.  The decrease in net sales was led by declines in the forestry, natural gas and manufacturing industries, partially offset by growth in the petroleum and utilities sectors, as well as strong sales to the government.

The gross profit margin decreased 2.0 percentage points in the first nine months of 2009 versus the comparable period in 2008, primarily due to higher product costs due to unfavorable foreign exchange rates, price competition, and an increase in the mix of lower margin sales, particularly to large customers.

Operating expenses were down 16.1% in the first nine months of 2009 versus the first nine months of 2008.  In local currency, operating expenses decreased 3.9% primarily due to lower commissions and bonus accruals, and other non-payroll related expenses including lower travel, data processing and advertising costs, partially offset by an increase in severance costs.

Operating earnings of $24.1 million for the first nine months of 2009 were down $17.8 million, or 42.5% from $41.9 for the first nine months of 2008.  In local currency, operating earnings declined 34.6% in the first nine months of 2009 from the same period in 2008.  The decrease in earnings was primarily due to the decline in net sales and gross profit margin.

Other Businesses
Net sales for other businesses, which include Mexico, India, Puerto Rico, China and Panama, were down 1.2% for the first nine months of 2009 when compared to the same period in 2008.  Daily sales decreased 0.7%.  The decrease in net sales was due primarily to the decline in Mexico, partially offset by the acquisition of the business in India in June 2009, along with contributions from China and Panama.  Daily sales in Mexico decreased 23.5% in the first nine months of 2009 versus the first nine months of 2008.  In local currency, daily sales decreased 0.8%.  In China daily sales increased 54.4% in the first nine months of 2009 versus the first nine months of 2008.  Operating losses for other businesses were $8.2 million, a 7.9% improvement over operating losses of $8.9 million for the first nine months of 2008.

Other Income and Expense
Other income and expense was income of $43.7 million in the first nine months of 2009 compared with $2.5 million of expense in the first nine months of 2008.  This increase was primarily due to the one-time non-cash gain of $47.4 million from the step-up of the investment in MonotaRO after Grainger became a majority owner in September 2009.

Income Taxes
Grainger’s effective income tax rate was 38.7% for the first nine months of 2009 and 2008.  The tax rate for the first nine months of 2009 benefited from a one-time tax benefit from the expiration of a statute related to a prior tax year, partially offset by lower earnings reported in non-U.S. tax jurisdictions with lower tax rates, as well as an increase in current estimates of the overall U.S. state income tax rates.  Excluding the effect of this one-time tax benefit, the effective tax rate for the first nine months of 2009 would have been 39.1%.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition
For the nine months ended September 30, 2009, working capital of $1,611.0 million increased by $228.6 million when compared to $1,382.4 million at December 31, 2008.  The increase in working capital primarily relates to a higher cash balance.  The ratio of current assets to current liabilities increased to 3.4 at September 30, 2009, versus 2.8 at December 31, 2008.

Net cash provided by operating activities was $509.7 million and $335.3 million for the nine months ended September 30, 2009 and 2008, respectively.  Net cash flows from operating activities serve as Grainger’s primary source to fund its growth initiatives.  Contributing to cash flows from operations were net earnings in the nine months ended September 30, 2009 of $333.4 million and the effect of non-cash expenses such as stock-based compensation, and depreciation and amortization.  Also contributing to net cash provided by operating activities were changes in operating assets and liabilities, which resulted in a net source of cash $69.5 million for the first nine months of 2009.  The principal operating sources of cash was a decrease in inventory due to lower purchases.  Other current liabilities declined primarily due to reduced profit sharing accruals, as well as no bonus accruals.

Net cash used in investing activities was $76.9 million and $152.9 million for the nine months ended September 30, 2009 and 2008, respectively.  Cash expended for additions to property, buildings, equipment and capitalized software was $89.9 million in the first nine months of 2009 versus $140.5 million in the first nine months of 2008.  Capital expenditures in 2009 included funding of infrastructure improvement projects in the distribution centers in the United States, Canada and Mexico.  Net cash acquired in business acquisitions was $10.4 million for the first nine months of 2009 compared to cash expended for business acquisitions of $34.0 million for the first nine months of 2008.

Net cash used in financing activities was $161.9 million for the nine months ended September 30, 2009, versus net cash provided by financing activities of $69.9 million for the nine months ended September 30, 2008.  The $231.8 million difference in cash used versus provided in financing activities for the nine months ended September 30, 2009 was due primarily to a four-year bank term loan of $500 million obtained in May 2008.  Amounts used in financing activities included treasury stock purchases of $127.7 million for the first nine months of 2009 versus $307.6 million for the first nine months of 2008.  Grainger repurchased 1.9 million shares and 4.3 million shares in the first nine months of 2009 and 2008, respectively.  Grainger also used cash in financing activities to pay dividends to shareholders of $100.0 million and $90.4 million for the first nine months of 2009 and 2008, respectively.  Offsetting these financing cash outlays were net proceeds from short-term borrowings of $1.6 million in the first nine months of 2009 versus net payments of $85.0 million in the first nine months of 2008.  Also offsetting cash outlays were proceeds and excess tax benefits realized from stock options exercised of $72.5 million and $52.8 million in the first nine months of 2009 and 2008, respectively.

Grainger maintains a debt ratio and liquidity position that provide flexibility in funding working capital needs and long-term cash requirements.  In addition to internally generated funds, Grainger has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit.  Total debt as a percent of total capitalization was 18.5% at September 30, 2009, and 20.7% at December 31, 2008.

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

Forward-Looking Statements
This Form 10-Q contains statements that are not historical in nature but concern future results and business plans, strategies and objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws.  Grainger has generally identified such forward-looking statements by using words such as “anticipates, believes, continue to expand, continues to believe it complies, could, expect, expected, intended, intends, likely, may, not been completed, not yet finalized, plans, projected, projections, should, tended, timing and outcome are uncertain, and will" or similar expressions.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Grainger’s internal control over financial reporting that occurred during the first nine months, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

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

W.W. Grainger, Inc. and Subsidiaries

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – Third Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

July 1 – July 31	–	–	–	5,683,580	shares

Aug. 1 – Aug. 31	3,659	–	–	5,683,580	shares

Sept. 1 – Sept. 30	–	–	–	5,683,580	shares

Total	3,659	–	–

(A)	There were 3,659 shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

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

W.W. Grainger, Inc.
(Registrant)
Date: October 29, 2009	By:	/s/ R. L. Jadin
R. L. Jadin, Senior Vice President and Chief Financial Officer
Date: October 29, 2009	By:	/s/ G. S. Irving
G. S. Irving, Vice President and Controller