Form 10-K
period 2009-12-31
GRAINGER W W INC
filed 2010-02-25
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Title of each class                                                                           Name of each exchange on which registered
Common Stock $0.50 par value                                                                           New York Stock Exchange
                                                                             Chicago Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [X]  No [   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes [   ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [  ]  No [X]

The aggregate market value of the voting common equity held by nonaffiliates of the registrant was $5,681,567,963 as of the close of trading as reported on the New York Stock Exchange on June 30, 2009. The Company does not have nonvoting common equity.

The registrant had 72,424,927 shares of common stock outstanding as of January 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the annual meeting of shareholders of the registrant to be held on April 28, 2010, are incorporated by reference into Part III hereof.

TABLE OF CONTENTS

Page(s)
PART I
Item 1:	BUSINESS	3
	THE COMPANY	3
	UNITED STATES	3-4
	CANADA	4
	OTHER BUSINESSES	4-5
	SEASONALITY	5
	COMPETITION	5
	EMPLOYEES	5
	WEB SITE ACCESS TO COMPANY REPORTS	5
Item 1A:	RISK FACTORS	5-6
Item 1B:	UNRESOLVED STAFF COMMENTS	6
Item 2:	PROPERTIES	6-7
Item 3:	LEGAL PROCEEDINGS	7-8
Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	8
Executive Officers		8

PART II
Item 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER
	MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	9-10
Item 6:	SELECTED FINANCIAL DATA	10
Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	11-21
Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22
Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	22
Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE	22
Item 9A:	CONTROLS AND PROCEDURES	22
Item 9B:	OTHER INFORMATION	22

PART III
Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	23
Item 11:	EXECUTIVE COMPENSATION	23
Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	23
Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	23
Item 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES	23

PART IV
Item 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	24-25
Signatures		63
Certifications		65-68

PART I
Item 1:  Business

The Company
W.W. Grainger, Inc., incorporated in the State of Illinois in 1928, distributes facilities maintenance products and provides related services and information used by businesses and institutions primarily in the United States, Canada, Japan and Mexico to keep their facilities and equipment running. In this report, the words “Grainger” or “Company” mean W.W. Grainger, Inc. and its subsidiaries.

Grainger is the leading broad-line supplier of facilities maintenance and other related products and services in North America. Grainger uses a multichannel business model to provide customers with a range of options for finding and purchasing products utilizing sales representatives, direct marketing materials and catalogs.  Grainger serves approximately 2.0 million customers through a network of highly integrated branches, distribution centers and multiple Web sites.

During 2009, Grainger acquired two businesses in the United States and one in Canada.  Grainger also obtained a controlling interest in a business in India at 100% and in Japan at 53%.  Their results are consolidated with Grainger from the acquisition dates.

Grainger’s two reportable segments are the United States and Canada.  In the first quarter of 2009, Grainger integrated the Lab Safety business into the Grainger Industrial Supply business and results are now reported under the United States segment.  The Canada segment reflects the results for Acklands – Grainger Inc. Other businesses include the following:  MonotaRO Co., Ltd. (Japan), Grainger, S.A. de C.V. (Mexico), Grainger Industrial Supply India Private Limited (India), Grainger Caribe Inc. (Puerto Rico), Grainger China LLC (China) and Grainger Panama S.A. (Panama).  These businesses generate revenue through the distribution of facilities maintenance products and provide related services and information.  Prior year segment amounts have been restated in a consistent manner.  For segment and geographical information and consolidated net sales and operating earnings see “Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 to the Consolidated Financial Statements.

Grainger has internal business support functions that provide coordination and guidance in the areas of accounting and finance, business development, communications and investor relations, compensation and benefits, information systems, health and safety, human resources, risk management, internal audit, legal, real estate, security, tax and treasury. These services are provided in varying degrees to all business units.

Grainger does not engage in product research and development activities. Items are regularly added to and deleted from Grainger’s product lines on the basis of customer demand, market research, recommendations of suppliers, sales volumes and other factors.

United States
The United States business offers a broad selection of facilities maintenance and other products and provides related services and information through local branches, catalogs and the Internet. In the first quarter of 2009, the Lab Safety business was integrated into the U.S. branch-based business. In addition, two companies were acquired in 2009, Imperial Supplies LLC (Imperial) and Alliance Energy Solutions (Alliance), further broadening the product offering of the United States business. Imperial is a national distributor of quality maintenance products and aftermarket components for the vehicle and fleet industry; Alliance offers value-added services that help customers drive energy efficiency and productivity, with particular expertise in the area of lighting retrofits.

Grainger’s United States business offers a combination of product breadth, local availability, speed of delivery, detailed product information and competitively priced products and services. Products offered include material handling equipment, safety and security supplies, lighting and electrical products, power and hand tools, pumps and plumbing supplies, cleaning and maintenance supplies, forestry and agriculture equipment, building and home inspection supplies, vehicle and fleet components and many other items primarily focused on the facilities maintenance market. Services offered include inventory management and energy efficiency solutions.

The United States business operates more than 400 branches located in all 50 states. These branches are located in close proximity to the majority of U.S. businesses and serve the immediate needs of customers in their local markets by allowing them to pick up items directly from the branches.  Branches range in size from small branches to large master branches. The branch network has approximately 5,000 employees who primarily fulfill counter and will-call product needs and provide customer service. An average branch is 22,000 square feet in size, has 12 employees and handles about 110 transactions per day. In 2009, three branches were opened and 17 branches were closed.

The logistics network is comprised of a network of 14 distribution centers (DCs) of various sizes, four of which were acquired in a business acquisition during 2009. Automated equipment and processes in the larger DCs allow them to handle the majority of the customer shipping for next day availability and replenish over 400 branches that provide same day availability.

The business has a sales force of approximately 2,400 professionals who help businesses and institutions select the right products to reduce operating expenses and improve cash flow, and find immediate solutions to maintenance problems. Customers range from small and medium-sized businesses to large corporations, governmental entities and other institutions and are primarily represented by purchasing managers or workers in facilities maintenance departments and service shops across a wide range of industries such as: manufacturing, hospitality, transportation, government, retail, healthcare and education. Sales transactions during 2009 were made to approximately 1.7 million customers averaging 95,000 daily transactions. No single customer accounted for more than 5% of total sales.

The majority of the products sold by the United States business are national branded products.  Approximately 24% of 2009 sales consisted of private label items bearing Grainger’s registered trademarks, including DAYTON® motors, SPEEDAIRE® air compressors, AIR HANDLER® air filtration equipment, DEM-KOTE® spray paints, WESTWARD® tools, CONDOR™ safety products and LUMAPRO® lighting products. Grainger has taken steps to protect these trademarks against infringement and believes that they will remain available for future use in its business. Sales of the remaining items generally consisted of products carrying the names of other well-recognized brands.

The Grainger catalog, most recently issued in February 2010, offers approximately 307,000 facilities maintenance and other products and is used by customers, sales representatives and branch personnel to assist in customer product selection. Approximately 2.4 million copies of the catalog were produced. In addition, Grainger’s United States business issues target catalogs for its multiple branded products, as well as other marketing materials.

Customers can also purchase products through grainger.com. With access to more than 600,000 products, grainger.com serves as a prominent channel for the United States business.  Grainger.com provides real-time price and product availability and detailed product information and offers advanced features such as product search and compare capabilities. For customers with sophisticated electronic purchasing platforms, Grainger utilizes technology that allows these systems to communicate directly with grainger.com.  Customers can also purchase products through several other branded Web sites.

The United States business purchases products for sale from approximately 2,300 key suppliers, most of which are manufacturers. No single supplier comprised more than 2% of total purchases and no significant difficulty has been encountered with respect to sources of supply.

Through a global sourcing operation, the business procures competitively priced, high-quality products produced outside the United States from approximately 340 suppliers. Grainger sells these items primarily under private label brands. Products obtained through the global sourcing operation include DAYTON® motors, WESTWARD® tools, LUMAPRO® lighting products and CONDOR™ safety products, as well as products bearing other trademarks.

Canada
Acklands – Grainger is Canada’s leading broad-line distributor of industrial and safety supplies. In 2009, Acklands – Grainger acquired substantially all of the assets of the K&D Pratt Industrial Division, a distributor of industrial and safety products located in eastern Canada.  The Canadian business serves customers through more than 160 branches and five DCs across Canada. Acklands – Grainger distributes tools, fasteners, safety supplies, instruments, welding and shop equipment, and many other items. During 2009, approximately 13,000 sales transactions were completed daily. A comprehensive catalog, printed in both English and French, showcases the product line to facilitate the customer’s product selection. This catalog, with more than 75,000 products, is used by customers, sales account managers and branch personnel to assist in customer product selection. In addition, customers can purchase products through acklandsgrainger.com, a fully bilingual website.

Other Businesses
Included in the other businesses are the operations in Japan, Mexico, India, Puerto Rico, China, and Panama.  The more significant businesses in this group are described below.

Japan
Grainger operates in Japan through a 53% interest in MonotaRO Co., Ltd. (MonotaRO).  MonotaRO provides small and mid-sized domestic businesses with products that help them operate and maintain their facilities.  MonotaRO is a catalog and a Web-based direct marketer with approximately 70 percent of orders being conducted through the company’s Web site, monotaro.com.

Mexico
Grainger’s operations in Mexico provide local businesses with facilities maintenance products and other products from both Mexico and the United States. Mexico distributes products through a network of DCs and branches where customers have access to approximately 59,000 products through a Spanish-language catalog and through grainger.com.mx.

China
Grainger operates in China from a DC in Shanghai and has 10 sales offices throughout China that allow sales representatives to work remotely and meet with customers. Customers have access to approximately 59,000 products through a Chinese-language catalog and through grainger.com.cn.

Seasonality
Grainger’s business in general is not seasonal, however, there are some products that typically sell more often during the winter or summer season.  In any given month, unusual weather patterns, i.e., unusually hot or cold weather, could impact the sales volumes of these products, either positively or negatively.

Competition
Grainger faces competition in all markets it serves, from manufacturers (including some of its own suppliers) that sell directly to certain segments of the market, wholesale distributors, catalog houses, retail enterprises and Internet-based businesses.

Grainger provides local product availability, a broad product line, sales representatives, competitive pricing, catalogs (which include product descriptions and, in certain cases, extensive technical and application data), electronic and Internet commerce technology and other services such as inventory management and energy efficiency solutions to assist customers in lowering their total facilities maintenance costs. Grainger believes that it can effectively compete with manufacturers on small orders, but manufacturers may have an advantage in filling large orders.

Grainger serves a number of diverse markets. Based on available data, Grainger estimates the North American market for facilities maintenance and related products to be more than $160 billion, of which Grainger’s share is approximately 4 percent. There are several large competitors, although most of the market is served by small local and regional competitors.

Employees
As of December 31, 2009, Grainger had 18,000 employees, of whom 16,500 were full-time and 1,500 were part-time or temporary. Grainger has never had a major work stoppage and considers employee relations to be good.

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

Weakness in the economy could negatively impact Grainger’s sales growth. Economic and industry trends affect Grainger’s business environments. Economic downturns can cause customers to idle or close facilities, delay purchases and otherwise reduce their ability to purchase Grainger’s products and services as well as their ability to make full and timely payments. Thus, a significant or prolonged slowdown in economic activity could negatively impact Grainger’s sales growth and results of operations. The recent global economic crisis has had a negative effect on Grainger’s sales.

The facilities maintenance industry is highly fragmented, and changes in competition could result in a decreased demand for Grainger’s products and services. There are several large competitors in the industry, although most of the market is served by small local and regional competitors. Grainger faces competition in all markets it serves, from manufacturers (including some of its own suppliers) that sell directly to certain segments of the market, wholesale distributors, catalog houses, retail enterprises and Internet-based businesses. Competitive pressures could adversely affect Grainger’s sales and profitability.

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

Unexpected product shortages could negatively impact customer relationships, resulting in an adverse impact on results of operations. Grainger’s competitive strengths include product selection and availability. Products are purchased from approximately 3,400 key suppliers, no one of which accounted for more than 2% of total purchases. Historically, no significant difficulty has been encountered with respect to sources of supply; however, economic downturns can adversely affect a supplier’s ability to manufacture or deliver products. If Grainger were to experience difficulty in obtaining products, there could be a short-term adverse effect on results of operations and a longer-term adverse effect on customer relationships and Grainger’s reputation. In addition, Grainger has strategic relationships with key vendors. In the event Grainger was unable to maintain those relations, there might be a loss of competitive pricing advantages which could, in turn, adversely affect results of operations.

The addition of new product lines could impact future sales growth. Grainger, from time to time, expands the breadth of its offerings by increasing the number of products it distributes. In 2006, Grainger launched a multiyear product line expansion program. The continued success of this program is expected to be a driver of growth in 2010 and beyond. Its success will depend on Grainger’s ability to accurately forecast market demand, obtain products from suppliers and effectively integrate these products into the supply chain. As such, there is a risk that the product line expansion program will not deliver the expected results which could negatively impact anticipated future sales growth.

Interruptions in the proper functioning of information systems could disrupt operations and cause unanticipated increases in costs and/or decreases in revenues. The proper functioning of Grainger’s information systems is critical to the successful operation of its business. Although Grainger’s information systems are protected with robust backup systems, including physical and software safeguards and remote processing capabilities, information systems are still vulnerable to natural disasters, power losses, unauthorized access, telecommunication failures and other problems. If critical information systems fail or are otherwise unavailable, Grainger’s ability to process orders, maintain proper levels of inventories, collect accounts receivable, pay expenses and maintain the security of Company and customer data, could be adversely affected.

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

Fluctuations in foreign currency have an effect on reported results of operations.  Foreign currency exchange rates and fluctuations have an impact on sales, costs and cash flows from international operations, and could affect reported financial performance.

Acquisitions involve a number of inherent risks, any of which could result in the benefits anticipated not being realized and have an adverse effect on results of operations.   Acquisitions, both foreign and domestic, involve various inherent risks, such as uncertainties in assessing the value, strengths, weaknesses, liabilities and potential profitability of acquired companies. There is a risk of potential losses of key employees of an acquired business and an ability to achieve identified operating and financial synergies anticipated to result from an acquisition.  Additionally, problems could arise from the integration of the acquired business including unanticipated changes in the business or industry, or general economic conditions that affect the assumptions underlying the acquisition.  Any one or more of these factors could cause Grainger not to realize the benefits anticipated to result from the acquisitions or have a negative impact on the fair value of the reporting units. Accordingly, goodwill and intangible assets recorded as a result of acquisitions could become impaired.

Item 1B:  Unresolved Staff Comments
None.

Item 2:  Properties
As of December 31, 2009, Grainger’s owned and leased facilities totaled 22.4 million square feet, an increase of approximately 8% from December 31, 2008. This increase is primarily the result of business acquisitions.  Additionally, in 2009 Grainger purchased a facility of approximately one million square feet for a new distribution center in Illinois to be opened in 2012.  Land was also purchased in California for a new distribution center to be opened in 2011.  The United States business and Acklands – Grainger accounted for the majority of the total square footage. Acklands – Grainger facilities are located throughout Canada.

Branches in the United States range in size from 1,300 to 109,000 square feet. Most are located in or near major metropolitan areas with many located in industrial parks. Typically, a branch is on one floor, consists primarily of warehouse space, sales areas and offices and has off-the-street parking for customers and employees. Distribution centers in the United States range in size from 45,000 to 1,300,000 square feet. Grainger believes that its properties are generally in excellent condition and well maintained.

A brief description of significant facilities follows:
Location	Facility and Use (6)	Size in Square Feet (in 000’s)
United States (1)	423 United States branch locations	9,371
United States (2)	14 Distribution Centers	5,821
United States (3)	Other facilities	2,028
Canada (4)	173 Acklands – Grainger facilities	2,401
Other Businesses (5)	Other facilities	1,409
Chicago Area	Headquarters and General Offices	1,327
	Total Square Feet	22,357

(1)	United States branches consist of 288 owned and 135 leased properties. Most leases expire between 2010 and 2018.
(2)	These facilities are primarily owned.
(3)
These facilities include both owned and leased locations, consisting of storage facilities, office space, and idle properties including the one million square foot facility for a new distribution center in Illinois.

(4)	Acklands – Grainger facilities consist of general offices, distribution centers and branches, of which 58 are owned and 115 leased.
(5)	These facilities include owned and leased locations in Japan, Mexico, India, Puerto Rico, China and Panama.
(6)	Owned facilities are not subject to any mortgages.

Item 3:  Legal Proceedings
Grainger has been named, along with numerous other nonaffiliated companies, as a defendant in litigation in various states involving asbestos and/or silica. These lawsuits typically assert claims of personal injury arising from alleged exposure to asbestos and/or silica as a consequence of products purportedly distributed by Grainger. As of February 2, 2010, Grainger is named in cases filed on behalf of approximately 1,900 plaintiffs in which there is an allegation of exposure to asbestos and/or silica.  Grainger has denied, or intends to deny, the allegations in all of the above-described lawsuits.

In 2009, lawsuits relating to asbestos and/or silica and involving approximately 470 plaintiffs were dismissed with respect to Grainger, typically based on the lack of product identification. If a specific product distributed by Grainger is identified in any of these lawsuits, Grainger would attempt to exercise indemnification remedies against the product manufacturer. In addition, Grainger believes that a substantial number of these claims are covered by insurance.  Grainger has entered agreements with its major insurance carriers relating to the scope, coverage and costs of defense.  While Grainger is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on Grainger’s consolidated financial position or results of operations.

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

Grainger is a party to a contract with the United States Postal Service (the “USPS”) entered into in 2003 covering the sale of certain Maintenance Repair and Operating Supplies (the “MRO Contract”).  The Company received a subpoena dated August 29, 2008, from the USPS Office of Inspector General seeking information about the Company’s pricing compliance under the MRO Contract.  The Company has provided responsive information to the USPS but no substantive discussions have yet begun.

Grainger is also a party to a contract with the USPS entered into in 2001 covering the sale of certain janitorial and custodial items (the “Custodial Contract”).  The Company received a subpoena dated June 30, 2009, from the USPS Office of Inspector General seeking information about the Company’s pricing practices and compliance under the Custodial Contract.  The Company has provided responsive information to the USPS but no substantive discussions have yet begun.

The timing and outcome of the USPS investigations of the MRO Contract and the Custodial Contract are uncertain and could include settlement or civil litigation by the USPS to recover, among other amounts treble damages and penalties under the False Claims Act.  While these matters are not expected to have a material adverse effect on the Company’s financial position, an unfavorable resolution could result in significant payments by the Company.  The Company continues to believe that it has complied with each of the MRO Contract and the Custodial Contract in all material respects.

In addition to the foregoing, from time to time Grainger is involved in various other legal and administrative proceedings that are incidental to its business, including claims relating to product liability, premises liability, general negligence, environmental issues, employment, intellectual property and other matters. As a government contractor selling to Federal, state and local governmental entities, Grainger is also subject to governmental or regulatory inquiries or audits or other proceedings, including those related to pricing compliance. It is not expected that the ultimate resolution of any of these matters will have, either individually or in the aggregate, a material adverse effect on Grainger’s consolidated financial position or results of operations.

Item 4:  Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2009.

Executive Officers
Following is information about the Executive Officers of Grainger including age as of February 25, 2010. Executive Officers of Grainger generally serve until the next annual election of officers, or until earlier resignation or removal.

Name and Age	Positions and Offices Held and Principal Occupation and Employment During the Past Five Years
Court D. Carruthers (37)
President, Grainger International, a position assumed in 2009, and Senior Vice President of Grainger, a position assumed in 2007.  Previously, Mr. Carruthers served as President of Acklands – Grainger Inc., a position assumed in 2006.  Prior to assuming the last-mentioned position, he served as Vice President, National Accounts and Sales of Acklands – Grainger Inc., a position assumed in 2002 when he joined that company.

Nancy A. Hobor (63)	Senior Vice President, Communications and Investor Relations, a position assumed in 1999.
John L. Howard (52)	Senior Vice President and General Counsel, a position assumed in 2000.
Gregory S. Irving (51)
Vice President and Controller, a position assumed in 2008. Previously, Mr. Irving served as Vice President, Finance, for Acklands – Grainger Inc. since 2004.  After joining Grainger in 1999 he served in various management positions including Vice President, Financial Services and Director, Internal Audit.

Ronald L. Jadin (49)
Senior Vice President and Chief Financial Officer, a position assumed in 2008. Previously, Mr. Jadin served as Vice President and Controller, a position assumed in 2006 after serving as Vice President, Finance.  Upon joining Grainger in 1998, he served as Director, Financial Planning and Analysis.

Donald G. Macpherson (42)
Senior Vice President, Global Supply Chain, a position assumed in 2008. Mr. Macpherson joined Grainger in 2008 as Senior Vice President, Supply Chain.  Before joining Grainger, he was Partner and Managing Director of the Boston Consulting Group, a global management consulting firm and advisor on business strategy.

Michael A. Pulick (45)
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

James T. Ryan (51)
Chairman of the Board, President, and Chief Executive Officer, positions assumed in 2009, 2006, and 2008, respectively.  Mr. Ryan became Chief Operating Officer and was appointed to Grainger’s Board of Directors in 2007.  Prior to that, Mr. Ryan served as Group President, a position assumed in 2004.  He has served Grainger in increasingly responsible roles since 1980, including Executive Vice President, Marketing, Sales and Service; Vice President, Information Services; President, grainger.com; and President, Grainger Parts.

PART II
Item 5:  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends
Grainger’s common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange, with the ticker symbol GWW. The high and low sales prices for the common stock and the dividends declared and paid for each calendar quarter during 2009 and 2008 are shown below.

		Prices
	Quarters	High	Low	Dividends
2009	First	$81.18	$59.95	$0.40
	Second	86.36	68.61	0.46
	Third	91.55	77.67	0.46
	Fourth	102.54	85.24	0.46
	Year	$102.54	$59.95	$1.78
2008	First	$87.92	$69.00	$0.35
	Second	93.12	75.94	0.40
	Third	93.99	79.66	0.40
	Fourth	86.90	58.86	0.40
	Year	$93.99	$58.86	$1.55

Grainger expects that its practice of paying quarterly dividends on its Common Stock will continue, although the payment of future dividends is at the discretion of Grainger’s Board of Directors and will depend upon Grainger’s earnings, capital requirements, financial condition and other factors.

Holders
The approximate number of shareholders of record of Grainger’s common stock as of January 26, 2010, was 1,000 with approximately 52,000 additional shareholders holding stock through nominees.

Issuer Purchases of Equity Securities – Fourth Quarter
Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Oct. 1 – Oct. 31	747,603	$95.19	747,603	4,935,977	shares

Nov. 1 – Nov. 30	1,085,665	$95.49	1,085,665	3,850,312	shares

Dec. 1 – Dec. 31	769,840	$98.04	769,840	3,080,472	shares
Total	2,603,108	$96.58	2,603,108

(A)	There were no shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

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

Company Performance
The following stock price performance graph compares the cumulative total return on an investment in Grainger common stock with the cumulative total return of an investment in each of the Dow Jones US Industrial Suppliers Total Stock Market Index and the S&P 500 Stock Index.  It covers the period commencing December 31, 2004, and ending December 31, 2009. The graph assumes that the value for the investment in Grainger common stock and in each index was $100 on December 31, 2004, and that all dividends were reinvested.

	December 31,
	2004	2005	2006	2007	2008	2009
W.W. Grainger, Inc.	$100	$108	$108	$138	$126	$159
Dow Jones US Industrial Suppliers Total Stock Market Index	100	113	117	134	104	131
S&P 500 Stock Index	100	105	121	128	81	102

Item 6:  Selected Financial Data
	2009	2008	2007	2006	2005
	(In thousands of dollars, except for per share amounts)
Net sales	$6,221,991	$6,850,032	$6,418,014	$5,883,654	$5,526,636
Net earnings attributable to W.W. Grainger, Inc.	430,466	475,355	420,120	383,399	346,324
Net earnings per basic share*	5.70	6.07	5.01	4.36	3.87
Net earnings per diluted share*	5.62	5.97	4.91	4.24	3.78
Total assets	3,726,332	3,515,417	3,094,028	3,046,088	3,107,921
Long-term debt (less current maturities)	437,500	488,228	4,895	4,895	4,895
Cash dividends paid per share	$1.780	$1.550	$1.340	$1.110	$0.920

*In the first quarter of 2009, Grainger adopted authoritative guidance on “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” As a result, earnings per share were calculated under the new accounting guidance for 2009, and restated for 2008 and 2007.  Earnings per share for 2006 and 2005 were calculated using the treasury stock method and not restated because it was not practical and the impact is not considered material.

For further information see “Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
General. Grainger distributes facilities maintenance products and provides related services and information used by businesses and institutions primarily in the United States, Canada, Japan and Mexico to keep their facilities and equipment running. Grainger has two reportable segments: the United States and Canada.  Grainger integrated the Lab Safety Supply business into the Grainger Industrial Supply business in 2009 and results are now reported under the United States segment.  The Canada segment reflects the results for Acklands – Grainger Inc.  Other businesses include the following: MonotaRO Co., Ltd. (Japan), Grainger, S.A. de C.V. (Mexico), Grainger Industrial Supply India Private Limited (India), Grainger Caribe Inc. (Puerto Rico), Grainger China LLC (China) and Grainger Panama S.A. (Panama). Grainger uses a multichannel business model to provide customers with a range of options for finding and purchasing products utilizing sales representatives, direct marketing materials and catalogs. Grainger serves approximately 2.0 million customers through a network of highly integrated branches, distribution centers and multiple Web sites.

Business Environment. Several economic factors and industry trends shape Grainger’s business environment and projections for the coming year. Historically, Grainger’s sales trends have tended to correlate positively with industrial production and non-farm payrolls.  In February 2010, Consensus Forecast-USA reported a 2009 decline of 9.7% and 2.4% for Industrial Production and GDP, respectively.  According to the Federal Reserve, non-farm payrolls decreased 3.1% from December 2008 to December 2009.  The continued decline in the economy affected Grainger’s sales growth for 2009, which declined 9 percent.

In February 2010, Consensus Forecast-USA projected 2010 GDP growth of 3.1% and Industrial Production growth of 4.9% for the United States. In February 2010, Consensus Forecast-USA projected GDP growth of 2.7% for Canada, as compared with a 2.5% estimated decline in 2009.

The light and heavy manufacturing customer sectors, which comprised approximately 24% of Grainger’s total 2009 sales, have historically correlated with manufacturing employment levels and manufacturing production. Manufacturing employment levels in the United States declined approximately 9.9% from December 2008 to December 2009, while manufacturing output decreased 1.3% from December 2008 to December 2009. This decline in manufacturing employment and output contributed to a mid 20 percent decline in the heavy manufacturing customer sector and a high single-digit decline in the light manufacturing customer sector for Grainger in 2009.

Outlook. While in early 2010 there are some initial signs of improvement in the overall economy, job growth is expected to lag the economic recovery.  Grainger expects positive sales growth in 2010 of 6 to 10 percent which will be realized through the impact of acquisitions made in 2009, favorable foreign exchange rates and organic growth.  Beginning in 2006, Grainger has added approximately 234,000 new products as part of its multiyear product line expansion program in the United States, of which 70,000 were added to the 2010 catalog, issued in February.  Products were added to supplement the plumbing, fastener, material handling and security product lines. The product line expansion program has been a positive contributor to sales since being launched, and is expected to continue to be a driver of growth in 2010 and beyond. Grainger plans to continue to invest in the business and may choose to fund some additional sales and marketing programs to increase market share if sales trends accelerate in 2010.

Operating expenses are expected to increase in 2010 compared to 2009, due in part to incremental expenses from the businesses acquired in 2009.  In addition, part of the expenses eliminated in 2009 as a result of lowering the cost structure will return, such as merit increases and incentive compensation.  Grainger expects some reduction in operating expenses in 2010 from changes in its paid time off program, partially offsetting these increases.

Capital expenditures are expected to range from $150 million to $175 million in 2010. Projected investments include continued investments in distribution centers, information technology, and the normal recurring replacement of equipment. Grainger expects to fund 2010 capital investments from operating cash flows.

Matters Affecting Comparability.  There were 255 sales days in 2009 and 2007, compared to 256 sales days in 2008.

Grainger completed several acquisitions throughout 2008 and 2009, all of which were immaterial individually, and in the aggregate.  Grainger’s operating results have included the results of each business acquired since the respective acquisition date.

Effective January 1, 2009, Grainger revised its segment disclosure.  Prior year amounts have been restated in a consistent manner.

Results of Operations
The following table is included as an aid to understanding changes in Grainger’s Consolidated Statements of Earnings:

	For the Years Ended December 31,
	As a Percent of Net Sales			Percent Increase/(Decrease) from Prior Year
	2009	2008	2007	2009	2008
Net sales	100.0%	100.0%	100.0%	(9.2)%	6.7%
Cost of merchandise sold	58.2	59.0	59.4	(10.4)	6.0
Gross profit	41.8	41.0	40.6	(7.5)	7.9
Operating expenses	31.1	29.6	30.1	(4.6)	4.8
Operating earnings	10.7	11.4	10.5	(15.0)	16.7
Other income (expense)	0.7	(0.1)	0.2	(545.5)	(184.3)
Income taxes	4.5	4.4	4.1	(7.2)	13.8
Noncontrolling interest	0.0	0.0	0.0	–	–
Net earnings attributable to W.W. Grainger, Inc.	6.9%	6.9%	6.6%	(9.4)%	13.1%

2009 Compared to 2008
Grainger’s net sales of $6,222.0 million for 2009 decreased 9.2% when compared with net sales of $6,850.0 million for 2008. There was one less selling day in 2009 versus 2008. Daily sales were down 8.8%.  Sales were negatively affected by a decline in volume of approximately 14 percentage points, partially offset by price increases of approximately 5 percentage points.  In addition, sales were negatively affected by 1 percentage point due to foreign exchange, while sales from acquisitions contributed approximately 1 percentage point.  The overall decrease in net sales was led by a mid 20 percent decline in the heavy manufacturing customer sector, followed by a low 20 percent decline in the reseller customer sector and a mid-teen percent decline in the contractor customer sector.  The government customer sector performed the strongest as sales were flat for 2009, followed by a mid single-digit decline in the commercial customer sector.  Refer to the Segment Analysis below for further details.

Gross profit of $2,598.5 million for 2009 decreased 7.5%.  The gross profit margin for 2009 increased 0.8 percentage point to 41.8% from 41.0% in 2008.  The improvement in the gross profit margin was primarily driven by price increases exceeding product cost increases, partially offset by an increase in the mix of sales to large customers which are generally at lower margins.

Operating expenses of $1,933.3 million for 2009 decreased 4.6% from $2,025.6 million for 2008. Operating expenses decreased primarily due to lower payroll and benefits as a result of lower headcount, profit sharing and incentive compensation.  Non-payroll related expenses also decreased due to cost containment efforts.

Operating earnings of $665.2 million for 2009 decreased 15.0% from $782.7 million for 2008.  The decrease in operating earnings was primarily due to the decline in sales combined with operating expenses, which declined at a lower rate than sales. These declines were partially offset by an increase in gross profit margin.

Net earnings for 2009 decreased by 9.4% to $430.5 million from $475.4 million in 2008. The decline in net earnings for 2009 primarily resulted from the decline in operating earnings, partially offset by the one-time noncash pre-tax gain of $47.4 million ($28 million after tax) from the step-up of the investment in MonotaRO after Grainger became a majority owner in September 2009.  Diluted earnings per share of $5.62 in 2009 were 5.9% lower than $5.97 for 2008, primarily due to the decline in net earnings, partially offset by lower shares outstanding.  In the first quarter of 2009, Grainger adopted authoritative guidance regarding “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” resulting in a seven cent reduction to the previously reported 2008 diluted earnings per share.

Segment Analysis
The following comments at the segment and business unit level include external and intersegment net sales and operating earnings. See Note 18 to the Consolidated Financial Statements.

United States
Net sales were $5,445.4 million for 2009, a decrease of $612.4 million, or 10.1%, when compared with net sales of $6,057.8 million for 2008.  Daily sales in the United States were down 9.8%.  All customer sectors were negatively impacted by economic conditions.  The overall decrease in net sales was led by a mid 20 percent decline in the heavy manufacturing customer sector and in the reseller customer sector.  The contractor and light manufacturing customer sectors declined in the mid-teens and high single digits, respectively, while the government customer sector performed the strongest with flat sales for 2009.  Due to the impact of acquisitions made in 2009, favorable foreign exchange rates and organic growth, sales are expected to improve in 2010.

Beginning in 2006, Grainger has added approximately 234,000 new products to supplement the plumbing, fastener, material handling and security product lines as part of the business’ ongoing product line expansion initiative. The most recent catalog, issued in February 2010, offers a total of 307,000 products, an increase of 70,000 products over the 2009 catalog.

The segment gross profit margin increased 1.3 percentage points in 2009 over 2008.  The improvement in gross profit margin was primarily driven by price increases exceeding product cost increases, partially offset by an increase in the mix of lower margin sales to large customers.

Operating expenses in this segment were down 4.6% for 2009.  Operating expenses decreased primarily due to lower payroll and benefits as a result of reduced headcount, lower profit sharing and no incentive compensation, partially offset by an increase in severance costs.  Non-payroll related expenses also decreased due to cost containment efforts.

For the segment, operating earnings of $735.6 million for 2009 decreased 12.5% over $840.4 million for 2008.  This decrease in operating earnings for 2009 was primarily due to the decline in net sales and operating expenses which declined at a lower rate than sales, partially offset by an increase in gross profit margin.

Canada
Net sales were $651.2 million for 2009, a decrease of $76.8 million, or 10.6%, when compared with $728.0 million for 2008.  Daily sales were down 10.2% and in local currency, daily sales decreased 3.9% for 2009.  The decrease in net sales was led by declines in the heavy manufacturing and contractor customer sectors driven by economic conditions.  Partially offsetting these declines were strong sales to the utilities customer sector driven by special projects, and to higher sales to the government.

The gross profit margin decreased 1.1 percentage points in 2009 over 2008.  The decline in the gross profit margin was primarily due to cost increases exceeding price increases and an increase in the mix of lower margin sales, particularly to large customers.

Operating expenses decreased 11.5% in 2009.  In local currency, operating expenses decreased 5.6% primarily due to lower commissions and incentive compensation accruals, and non-payroll related expenses including lower travel and advertising costs.  In addition, 2008 included expenses related to the bankruptcy of a provider of freight payment services.

Operating earnings of $43.7 million for 2009 were down $10.5 million, or 19.4% for 2009. In local currency, operating earnings decreased 15.6% primarily due to the decline in net sales and gross profit margin.

Other Businesses
Net sales for other businesses, which include Japan, Mexico, India, Puerto Rico, China and Panama, were up 47.7% for 2009.  Daily sales increased 48.3%.  The increase in net sales was due primarily to the inclusion of results from the acquisitions of the businesses in India and Japan, along with a positive contribution from China. Operating losses for other businesses were $11.6 million for 2009, a 1.6% improvement compared to operating losses of $11.8 million for 2008.

Other Income and Expense
Other income and expense was $42.1 million of income in 2009, an increase of $51.6 million as compared with $9.5 million of expense in 2008.  The following table summarizes the components of other income and expense (in thousands of dollars):

	For the Years Ended December 31,
	2009	2008
Other income and (expense):
Interest income (expense) – net	$(7,408)	$(9,416)
Equity in net income of unconsolidated entities	1,497	3,642
Gain (write-off) of investment in unconsolidated entities	47,343	(6,031)
Other non-operating income	964	2,668
Other non-operating expense	(283)	(317)
	$42,113	$(9,454)

The change from net expense to net income was primarily attributable to the one-time noncash gain of $47.4 million from the step-up of the investment in MonotaRO after Grainger became a majority owner in September 2009.  In addition, 2008 included the write-off of a joint venture investment in India as described in Note 6 to the Consolidated Financial Statements. Other operating income is lower primarily due to lower foreign currency transactions gains versus 2008.

Income Taxes
Income taxes of $276.6 million in 2009 decreased 7.2% as compared with $297.9 million in 2008.  Grainger’s effective tax rates were 39.1% and 38.5% in 2009 and 2008, respectively. The increase in the tax rate in 2009 was primarily driven by increased U.S. state tax rates.

For 2010, Grainger is projecting its estimated effective tax rate to be approximately 39.3%.  The increase is primarily due to current estimates of the U.S. state tax rates and unfavorable impacts of non-U.S. tax jurisdictions.

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

The gross profit margin for 2008 improved 0.4 percentage point to 41.0% from 40.6% in 2007. The improvement in the gross profit margin was primarily driven by price increases exceeding cost increases, partially offset by an increase in the mix of sales to large customers which are generally at lower margins.

Operating earnings of $782.7 million for 2008 increased 16.7% over the $670.7 million for 2007. This earnings improvement exceeded the sales growth rate due to an improved gross profit margin and positive operating expense leverage.

Net earnings for 2008 increased by 13.1% to $475.4 million from $420.1 million in 2007. The growth in net earnings for 2008 primarily resulted from the improvement in operating earnings, partially offset by lower interest income, higher interest expense and the write-off of Grainger’s $6.0 million investment in Grainger Industrial Supply India Private Limited, formerly known as Asia Pacific Brands India Private Limited. Diluted earnings per share of $5.97 in 2008 were 21.6% higher than the $4.91 for 2007. This improvement was higher than the percentage increase for net earnings due to the effect of Grainger’s share repurchase program.

Segment Analysis
The following comments at the segment and business unit level include external and intersegment net sales and operating earnings. See Note 18 to the Consolidated Financial Statements.

United States
Net sales were $6,057.8 million for 2008, an increase of $328.5 million, or 5.7%, when compared with net sales of $5,729.3 million for 2007. Daily sales were up 5.3%. Sales were led by high single-digit sales growth in the government sector, and mid single-digit sales growth in the commercial and reseller sectors. Approximately 2 percentage points of the sales growth came from the product line expansion initiative and approximately 4 percentage points came from price and volume. Sales volume was negatively affected by approximately 1 percentage point due to a decline in sales of seasonal products.

In 2004, a multiyear market expansion program was launched to strengthen Grainger’s presence in top metropolitan markets and better position it to serve local customers.  The market expansion program was completed in 2008, however, the benefits realized from this initiative are expected to continue.

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

Over the past three years, over 150,000 new products have been added to supplement the plumbing, fastener, material handling and security product lines as part of the business’ ongoing product line expansion initiative. The catalog, issued in 2009, offered a total of 237,000 products, an increase of 50,000 products over the 2008 catalog.

The segment gross profit margin increased 0.4 percentage point in 2008 over 2007, driven primarily by price increases exceeding cost increases, partially offset by an increase in the mix of lower margin sales to large customers.

Operating expenses in this segment were up 3.3% in 2008. Expenses grew at a slower rate than sales primarily due to lower advertising expenses, incentive compensation, severance and lower bad debt expense, the result of improved collection efficiency.

For the segment, operating earnings of $840.4 million for 2008 increased 14.9% over the $731.6 million for 2007. This earnings improvement exceeded the sales growth rate due to an improved gross profit margin and positive operating expense leverage.

Canada
Net sales were $728.0 million for 2008, an increase of $91.5 million, or 14.4%, when compared with $636.5 million for 2007. Daily sales were up 13.9%. In local currency, daily sales increased 13.1%. The increase was led by sales growth in the contractor, agriculture and mining and government sectors.  Macro economic factors such as higher commodity prices for oil, gas and mineral products drove a significant portion of this growth due to an increase in customer demand in these sectors.  Sales to new customers and increased sales penetration to existing customers was also a contributing factor to these increases.

The gross profit margin increased 0.3 percentage points in 2008 over 2007. The improvement in the gross profit margin was primarily due to price increases exceeding cost increases.

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

Other Businesses
Net sales for other businesses, which include Mexico, Puerto Rico, China and Panama, were up 19.5% for 2008.  Daily sales increased 19.0%. The increase in net sales was due primarily to Mexico as sales increased 11.9% in 2008 versus 2007. Daily sales were up 11.5%.  In local currency, daily sales were up 12.7%, driven primarily by increased market share coming from the ongoing branch expansion program. Operating losses for other businesses were $11.8 million for 2008, a 57.8% increase over operating losses of $7.5 million for 2007.

Other Income and Expense
Other income and expense was $9.5 million of expense in 2008, compared with $11.2 million of income in 2007. The following table summarizes the components of other income and expense (in thousands of dollars):
	For the Years Ended December 31,
	2008	2007
Other income and (expense):
Interest income (expense) – net	$(9,416)	$9,151
Equity in net income of unconsolidated entities	3,642	2,016
Write-off of investment in unconsolidated entity	(6,031)	–
Other non-operating income	2,668	404
Other non-operating expense	(317)	(363)
	$(9,454)	$11,208

The change from net interest income to net interest expense was primarily attributable to the four-year bank term loan obtained in May 2008. The write-off of the investment relates to Grainger Industrial Supply India Private Limited, formerly known as Asia Pacific Brands India Private Limited as described in Note 6 to the Consolidated Financial Statements. Other non-operating income increased primarily due to higher foreign exchange transaction gains.

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

Cash Flow
Net cash flows from operations of $732.4 million in 2009, $530.1 million in 2008 and $468.9 million in 2007 continued to improve Grainger’s financial position and serve as the primary source of funding. Contributing to cash flows from operations were net earnings for 2009 of $430.8 million and the effect of noncash expenses such as stock-based compensation, depreciation and amortization, partially offset by the noncash pre-tax gain of $47.3 million from unconsolidated entities after Grainger became a majority owner.  Also contributing to net cash provided by operating activities were changes in operating assets and liabilities, which resulted in a net source of cash of $121.8 million for 2009.  The principal operating source of cash was a decrease in inventory due to lower purchases. Other current liabilities declined primarily due to reduced profit sharing and incentive compensation accruals.

Net cash provided by operations increased $61.2 million in 2008 over 2007, driven primarily by increased net earnings. The Change in operating assets and liabilities – net of business acquisitions reduced cash by $143.1 million in 2008. This use of cash was driven primarily by an increase in inventory due to the product line expansion initiative.

Net cash flows used in investing activities were $262.6 million, $202.6 million and $197.0 million in 2009, 2008 and 2007, respectively. Cash expended for property, buildings, equipment and capitalized software was $142.4 million, $195.0 million and $197.4 million in 2009, 2008 and 2007, respectively. Additional information regarding capital spending is detailed in the Capital Expenditures section below. In 2009, Grainger funded infrastructure improvement projects in the distribution centers in the United States, Canada and Mexico, and paid $121.8 million for business acquisitions and other investments, net of cash received. In 2008, Grainger continued to fund the Company’s market expansion initiative.

Net cash flows used in financing activities for 2009, 2008 and 2007 were $413.5 million, $36.8 million and $513.9 million, respectively. Proceeds from the four-year bank term loan of $500 million were included in 2008.  Treasury stock purchases were $372.7 million in 2009 as Grainger repurchased 4.5 million shares compared to purchases of $394.2 million in 2008 to repurchase 5.5 million shares. As of December 31, 2009, approximately 3.1 million shares of common stock remained available under Grainger’s repurchase authorization. Dividends paid to shareholders were $134.7 million in 2009 versus $121.5 million in 2008. Grainger also used cash in financing activities to repay $18.9 million of long-term debt borrowings in 2009 and $81.4 million to repay short-term borrowings in 2008. In 2007, treasury stock purchases were $647.3 million for 7.2 million shares and dividends paid to shareholders were $113.1 million.

Working Capital
Internally generated funds have been the primary source of working capital and of funds used in business expansion, supplemented by debt as circumstances dictated. In addition, funds were expended for facilities optimization and enhancements to support growth initiatives, as well as for business and systems development and other infrastructure improvements.

Working capital was $1,354.7 million at December 31, 2009, compared with $1,382.4 million at December 31, 2008 and $974.4 million at December 31, 2007. At these dates, the ratio of current assets to current liabilities was 2.7, 2.8 and 2.2. Working capital and the current ratio were essentially flat in 2009 compared to 2008.  The increase in the current ratio and working capital from 2007 to 2008 primarily related to increases in cash and inventories and the replacement of short-term borrowings with long-term borrowings.

Capital Expenditures
In each of the past three years, a portion of operating cash flow has been used for additions to property, buildings, equipment and capitalized software as summarized in the following table (in thousands of dollars):
	For the Years Ended December 31,
	2009	2008	2007
Land, buildings, structures and improvements	$67,917	$107,688	$100,380
Furniture, fixtures, machinery and equipment	63,667	76,163	87,389
Subtotal	131,584	183,851	187,769
Capitalized software	8,367	12,297	8,556
Total	$139,951	$196,148	$196,325

In 2009, significant capital expenditures included investments in the United States distribution center network.  In addition, there was continued investment in Canada and other international branches and distribution centers, as well as the normal recurring replacement of equipment.

In 2008, Grainger substantially completed its investments in the market expansion program in the United States which realigned branches in the top 25 major metropolitan areas. In addition, there was continued international investment, including branch expansion in Mexico, as well as the normal recurring replacement of equipment.

In 2007, Grainger’s investments included the market expansion program, Mexico and China expansion and the normal recurring replacement of equipment.

Capital expenditures are expected to range from $150 million to $175 million in 2010. Projected investments include continued investments in distribution centers, information technology, and the normal recurring replacement of equipment. Grainger expects to fund 2010 capital investments from operating cash flows.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit. A four-year bank term loan of $500 million was obtained in May 2008. Proceeds were used to pay down short-term debt and for general corporate purposes. At December 31, 2009, Grainger’s long-term debt rating by Standard & Poor’s was AA+. Grainger’s available lines of credit, as further discussed in Note 8 to the Consolidated Financial Statements, were $250.0 million at December 31, 2009, 2008 and 2007, respectively. Total debt as a percent of total capitalization was 19.1%, 20.7% and 5.0% as of the same dates. The increase in total debt as a percent of total capitalization in 2008 was primarily the result of the $500 million bank term loan. Grainger believes any circumstances that would trigger early payment or acceleration with respect to any outstanding debt securities would not have a material impact on its results of operations or financial position.

Commitments and Other Contractual Obligations
At December 31, 2009, Grainger’s contractual obligations, including estimated payments due by period, are as follows (in thousands of dollars):

	Payments Due by Period
	Total Amounts Committed	Less than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 Years
Long-term debt obligations	$490,628	$53,128	$437,500	$–	$–
Interest on long-term debt	10,214	4,668	5,453	93	–
Operating lease obligations	216,924	42,832	69,741	52,900	51,451
Purchase obligations:
Uncompleted additions to property, buildings and equipment	42,025	24,215	17,810	–	–
Commitments to purchase inventory	212,700	212,694	6	–	–
Other purchase obligations	135,694	64,836	35,659	31,146	4,053
Other liabilities	191,346	10,726	17,264	20,343	143,013
Total	$1,299,531	$413,099	$583,433	$104,482	$198,517

Purchase obligations for inventory are made in the normal course of business to meet operating needs. While purchase orders for both inventory purchases and noninventory purchases are generally cancelable without penalty, certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

Other liabilities represent future benefit payments for postretirement benefit plans and postemployment disability medical benefits as determined by actuarial projections. Other employment-related benefits costs of $39.1 million have not been included in this table as the timing of benefit payments is not statistically predictable. See Note 10 to the Consolidated Financial Statements.

See also Notes 9 and 11 to the Consolidated Financial Statements for further detail related to the interest on long-term debt and operating lease obligations, respectively.

Grainger has recorded a noncurrent liability of $27.9 million for tax uncertainties and interest at December 31, 2009. This amount is excluded from the table above, as Grainger cannot make reliable estimates of these cash flows by period. See Note 16 to the Consolidated Financial Statements.

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

Goodwill and Indefinite Lived Intangible Assets. Grainger’s business acquisitions typically result in the recording of goodwill and other intangible assets, which affect the amount of amortization expense and possibly impairment write-downs that Grainger may incur in future periods. Grainger annually reviews goodwill and intangible assets that have indefinite lives for impairment and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Grainger determines fair value using an income approach, in conjunction with relevant market information which requires certain assumptions and estimates regarding future profitability of acquired businesses. Grainger believes that it does not have a material amount of goodwill at risk of failing the goodwill impairment test; however, due to the inherent uncertainties associated with these factors and market conditions, impairment charges could occur in future periods.

Stock Incentive Plans.  Grainger maintains stock incentive plans under which a variety of incentive grants may be awarded to employees and directors. Grainger uses a binomial lattice option pricing model to estimate the value of stock option grants. The model requires projections of the risk-free interest rate, expected life, volatility, expected dividend yield and forfeiture rate of the stock option grants. The fair value of options granted in 2009, 2008 and 2007 used the following assumptions:

	For the years ended December 31,
	2009	2008	2007
Risk-free interest rate	2.4%	3.2%	4.6%
Expected life	6 years	6 years	6 years
Expected volatility	28.8%	25.2%	24.3%
Expected dividend yield	2.3%	1.8%	1.7%

The risk-free interest rate is selected based on yields from U.S. Treasury zero-coupon issues with a remaining term approximately equal to the expected term of the options being valued. The expected life selected for options granted during each year presented represents the period of time that the options are expected to be outstanding based on historical data of option holders’ exercise and termination behavior. Expected volatility is based upon implied and historical volatility of the closing price of Grainger’s stock over a period equal to the expected life of each option grant. The dividend yield assumption is based on history and expectation of dividend payouts. Because stock option compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, using historical forfeiture experience.

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

Postretirement Healthcare Benefits.  Postretirement healthcare obligations and net periodic costs are dependent on assumptions and estimates used in calculating such amounts.  The assumptions used include, among others, discount rates, assumed rates of return on plan assets and healthcare cost trend rates and certain employee related factors, such as turnover, retirement age and mortality rates. Changes in these and other assumptions (caused by conditions in equity markets or plan experience, for example) could have a material effect on Grainger’s postretirement benefit obligations and expense, and could affect its results of operations and financial condition. These changes in assumptions may also affect voluntary decisions to make additional contributions to the trust established for funding the postretirement benefit obligation.

The discount rate assumptions used by management reflect the rates available on high-quality fixed income debt instruments as of December 31, the measurement date, of each year. A higher discount rate decreases the present value of benefit obligations and net periodic postretirement benefit costs. As of December 31, 2009, Grainger increased the discount rate used in the calculation of its postretirement plan obligation from 5.9% to 6.0% to reflect the increase in market interest rates. Grainger estimates that this increase in the discount rate will increase 2010 pretax earnings by approximately $0.6 million, although other changes in assumptions may increase, decrease or eliminate this effect.

Grainger considers the long-term historical actual return on plan assets and the historical performance of the Standard & Poor’s 500 Index in developing its expected long-term return on plan assets. In 2009, Grainger maintained the expected long-term rate of return on plan assets of 6.0% (net of tax at 40%) based on the historical average of long-term rates of return.

A 1 percentage point change in assumed healthcare cost trend rates would have had the following effects on December 31, 2009 results (in thousands of dollars):
	1 Percentage Point
	Increase	(Decrease)
Effect on total of service and interest cost	$5,278	$(4,100)
Effect on accumulated postretirement benefit obligation	44,290	(34,925)

In 2009, Grainger changed the mortality table used in the postretirement valuation from RP2000 to the IRS 2008 Fully Generational Mortality Table which builds in future increases in healthcare rates and expenses due to improved mortality rates.  This change resulted in a $13.9 million increase of the postretirement healthcare obligation as of December 31, 2009, and is estimated to decrease 2010 pretax earnings by approximately $2.5 million.  Other changes in assumptions may increase, decrease or eliminate this effect.

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

Income Taxes.  Grainger recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The tax balances and income tax expense recognized by Grainger are based on management’s interpretations of the tax laws of multiple jurisdictions. Income tax expense reflects Grainger’s best estimates and assumptions regarding, among other items, the level of future taxable income, interpretation of tax laws and tax planning opportunities and uncertain tax positions. Future rulings by tax authorities and future changes in tax laws and their interpretation, changes in projected levels of taxable income and future tax planning strategies could impact the actual effective tax rate and tax balances recorded by Grainger.

Other.  Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies such as revenue recognition, depreciation, intangibles, long-lived assets and warranties require judgments on complex matters that are often subject to multiple external sources of authoritative guidance such as the Financial Accounting Standards Board (FASB) and the Securities and Exchange Commission. Possible changes in estimates or assumptions associated with these policies are not expected to have a material effect on the financial condition or results of operations of Grainger. More information on these additional accounting policies can be found in Note 2 to the Consolidated Financial Statements.

New Accounting Standards
The following new accounting standards exclude those pronouncements that are unlikely to have an effect on Grainger upon adoption.

In December 2008, the FASB issued authoritative guidance regarding employer’s disclosures about postretirement benefit plan assets, codified primarily in ASC 715.  ASC 715 requires expanded disclosures about investment policies and strategies for the plan assets of a defined benefit pension or other postretirement plan, including information regarding major categories of assets, input and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within the plans.  The Company has applied the provision of ASC 715 and the adoption did not have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” codified in ASC 105, which established the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles to be applied by non-governmental entities.  The Accounting Standards Codification superseded all existing non-SEC accounting and reporting standards.  ASC 105 was effective for interim or annual financial periods ending after September 15, 2009.  The Company has applied this statement and the adoption did not have a material effect on its results of operations or financial position.

Inflation
Inflation during the last three years has not had a significant effect on operations. The predominant use of the last-in, first-out (LIFO) method of accounting for inventories and accelerated depreciation methods for financial reporting and income tax purposes result in a substantial recognition of the effects of inflation in the financial statements.

Some of Grainger’s products contain significant amounts of commodity-priced materials, such as steel, copper or oil, and are subject to price changes based upon fluctuations in the commodities market. Grainger has been able to successfully pass on cost increases to its customers minimizing the effect of inflation on results of operations.

Grainger believes the most positive means to combat inflation and advance the interests of investors lie in the continued application of basic business principles, which include improving productivity, maintaining working capital turnover and offering products and services which can command appropriate prices in the marketplace.

Forward-Looking Statements
This Form 10-K contains statements that are not historical in nature but concern future results and business plans, strategies and objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws. Grainger has generally identified such forward-looking statements by using words such as “anticipate, anticipated, assumed, assumes, assumption, assumptions, believe, believes, continue, continued, continues, continues to believe it complies, could, estimate, estimated, estimates, expectation, expected, expects, forecast, forecasts, had potentially, intended, intends, likely, may, might, plans, predict, predictable, presumption, project, projected, projecting, projection, projections, potential, reasonably likely, scheduled, should, tended, timing and outcome are uncertain, unanticipated, unlikely, will, will be realized, and would” or similar expressions.

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

Item 7A:  Quantitative and Qualitative Disclosures About Market Risk
Grainger is exposed to foreign currency exchange risk related to its transactions, assets and liabilities denominated in foreign currencies.  For 2009, a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect Grainger and its joint ventures would have resulted in a $0.9 million decrease in net earnings. Comparatively, in 2008 a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect Grainger and its joint ventures would have resulted in a $2.6 million decrease in net earnings. A uniform 10% weakening of the U.S. dollar would have resulted in a $1.1 million increase in net earnings for 2009, as compared with an increase in net earnings of $3.1 million for 2008. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in potential changes in sales levels or local currency prices or costs. Grainger does not hold derivatives for trading purposes.

Grainger is also exposed to interest rate risk in its debt portfolio. During 2009 and 2008, all of its long-term debt was variable rate debt. A 1 percentage point increase in interest rates paid by Grainger would have resulted in a decrease to net earnings of approximately $3.3 million for 2009 and $2.5 million for 2008.  A 1 percentage point decrease in interest rates would have resulted in an increase to net earnings of approximately $3.3 million for 2009 and $2.5 million for 2008. This sensitivity analysis of the effects of changes in interest rates on long-term debt does not factor in potential changes in long-term debt levels.

Grainger has limited primary exposure to commodity price risk on certain products for resale, but does not purchase commodities directly.

Item 8:  Financial Statements and Supplementary Data
The financial statements and supplementary data are included on pages 27 to 62. See the Index to Financial Statements and Supplementary Data on page 26.

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

(B)	Attestation Report of the Registered Public Accounting Firm

The report from Ernst & Young LLP on its audit of the effectiveness of Grainger’s internal control over financial reporting as of December 31, 2009, is included on page 28 of this Report under the heading Report of Independent Registered Public Accounting Firm.

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

Item 9B:  Other Information
None.

PART III

Item 10:  Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 28, 2010, under the captions “Election of Directors,” “Board of Directors and Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information required by this item regarding executive officers of Grainger is set forth in Part I of this report under the caption “Executive Officers.”

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

Item 11:  Executive Compensation
The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 28, 2010, under the captions “Board of Directors and Board Committees,” “Director Compensation,” “Report of the Compensation Committee of the Board” and “Compensation Discussion and Analysis.”

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 28, 2010, under the captions “Ownership of Grainger Stock” and “Equity Compensation Plans.”

Item 13:  Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 28, 2010, under the captions "Election of Directors" and "Transactions with Related Persons."

Item 14:  Principal Accounting Fees and Services
The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 28, 2010, under the caption “Audit Fees and Audit Committee Pre-Approval Policies and Procedures.”

PART IV
Item 15:  Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements. See Index to Financial Statements and Supplementary Data.
2. 3.
Financial Statement Schedules. The schedules listed in Reg. 210.5-04 have been omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.
Exhibits

(3)	(a) (b)	Restated Articles of Incorporation, incorporated by reference to Exhibit 3(i) to Grainger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. Bylaws, as amended February 17, 2010.
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
(a)
No instruments which define the rights of holders of Grainger’s Industrial Development Revenue Bonds are filed herewith, pursuant to the exemption contained in Regulation S-K, Item 601(b)(4)(iii). Grainger hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any such instrument.

(10)	Material Contracts
(a)	(i) (ii)	Accelerated share repurchase agreement, incorporated by reference to Exhibit 10 to Grainger's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
A Credit Agreement with Wachovia Bank, National Association, as administrative agent, and other lenders incorporated by reference to Exhibit 10 to Grainger's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

(b)	Compensatory Plans or Arrangements
(i)	Director Stock Plan, as amended, incorporated by reference to Exhibit 10(c) to Grainger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(ii)	1990 Long-Term Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10(a) to Grainger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(iii)	2001 Long-Term Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10(b) to Grainger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(iv)	Executive Death Benefit Plan, as amended, incorporated by reference to Exhibit 10(v) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2007.
(1)	First amendment to the Executive Death Benefit Plan, incorporated by reference to Exhibit 10(b)(v)(1) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2008.
(2)	Second amendment to the Executive Death Benefit Plan.
(v)	1985 Executive Deferred Compensation Plan, as amended, incorporated by reference to Exhibit 10(d)(vii) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 1998.
(vi)	Supplemental Profit Sharing Plan, as amended, incorporated by reference to Exhibit 10(viii) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2003.
(vii)	Supplemental Profit Sharing Plan II, as amended, incorporated by reference to Exhibit 10(ix) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2007.
(viii)
Form of Change in Control Employment Agreement between Grainger and certain of its executive officers, as amended, incorporated by reference to Exhibit 10(x) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2007.

(ix)	Form of Change in Control Employment Agreement between Grainger and certain of its executive officers.
(x)	Voluntary Salary and Incentive Deferral Plan, as amended, incorporated by reference to Exhibit 10(xi) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2007.
(xi)
Summary Description of Directors Compensation Program effective April 29, 2009, incorporated by reference to Exhibit 10(xiii) to Grainger’s Annual Report on Form10-K for the year ended December 31, 2008.

(xii)	Summary Description of Directors Compensation Program effective April 28, 2010.
(xiii)	2005 Incentive Plan, as amended, incorporated by reference to Exhibit 10(d) to Grainger's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

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

(xvi) (xvii)
Form of Stock Option Award Agreement between Grainger and certain of its executive officers.
Form of Stock Option and Restricted Stock Unit Agreement between Grainger and certain of its international executive officers.

(xviii)
Form of Performance Share Award Agreement between Grainger and certain of its executive officers, incorporated by reference to Exhibit 10(xvi) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2005.

(xix)
Form of Performance Share Award Agreement (non-dividend equivalent) between Grainger and certain of its executive officers, incorporated by reference to Exhibit 10(xviii) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2008.

(xx) (xxi)
Form of Performance Share Award Agreement (non-dividend equivalent and recoupment) between Grainger and certain of its executive officers.
Offer of Employment Letter to Mr. D.G. Macpherson dated December 14, 2007.

(xxii)	Summary Description of 2008 Management Incentive Program, incorporated by reference to Exhibit 10(xviii) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2007.
(xxiii)	Summary Description of 2009 Management Incentive Program, incorporated by reference to Exhibit 10(xxi) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2008.
(xxiv)	Summary Description of 2010 Management Incentive Program.
(xxv)	Incentive Program Recoupment Agreement.
(21)	Subsidiaries of Grainger.
(23)	Consent of Independent Registered Public Accounting Firm.
(31)	Rule 13a – 14(a)/15d – 14(a) Certifications
(a)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(b)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
(a)	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
December 31, 2009, 2008 and 2007

Page(s)
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING	27

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	28-29

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS	30

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS	31

CONSOLIDATED BALANCE SHEETS	32-33

CONSOLIDATED STATEMENTS OF CASH FLOWS	34-35

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY	36-37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	38-62

EXHIBIT 23 – CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	64

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

Grainger’s management assessed the effectiveness of Grainger’s internal control over financial reporting as of December 31, 2009, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on its assessment under that framework and the criteria established therein, Grainger’s management concluded that Grainger’s internal control over financial reporting was effective as of December 31, 2009.

Ernst & Young LLP, an independent registered public accounting firm, has audited Grainger’s internal control over financial reporting as of December 31, 2009, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
W.W. Grainger, Inc.

We have audited W.W. Grainger, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). W.W Grainger, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, W.W. Grainger, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of W.W. Grainger, Inc. and subsidiaries as of December 31, 2009, 2008 and 2007, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of W.W. Grainger, Inc., and our report dated February 25, 2010, expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP

Chicago, Illinois
February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
W.W. Grainger, Inc.

We have audited the accompanying consolidated balance sheets of W.W Grainger, Inc. and subsidiaries as of December 31, 2009, 2008, and 2007, and the related consolidated statements of earnings, comprehensive earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of W.W. Grainger, Inc. and subsidiaries at December 31, 2009, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As described in Note 16 to the consolidated financial statements, effective January 1, 2007, the Company changed its method of accounting for uncertain tax positions to conform with ASC 740.

As described in Note 17 to the consolidated financial statements, effective January 1, 2009, the Company changed its method of computing earnings per share to the two-class method from the treasury stock method to conform with ASC 260.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), W.W. Grainger, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010, expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP

Chicago, Illinois
February 25, 2010

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for per share amounts)

	For the Years Ended December 31,
	2009	2008	2007
Net sales	$6,221,991	$6,850,032	$6,418,014
Cost of merchandise sold	3,623,465	4,041,810	3,814,391
Gross profit	2,598,526	2,808,222	2,603,623
Warehousing, marketing and administrative expenses	1,933,302	2,025,550	1,932,970
Operating earnings	665,224	782,672	670,653
Other income and (expense):
Interest income	1,358	5,069	12,125
Interest expense	(8,766)	(14,485)	(2,974)
Equity in net income of unconsolidated entities	1,497	3,642	2,016
Gain (write-off) of investment in unconsolidated entities	47,343	(6,031)	–
Other non-operating income	964	2,668	404
Other non-operating expense	(283)	(317)	(363)
Total other income and (expense)	42,113	(9,454)	11,208
Earnings before income taxes	707,337	773,218	681,861
Income taxes	276,565	297,863	261,741
Net earnings	430,772	475,355	420,120
Less: Net earnings attributable to noncontrolling interest	306	–	–
Net earnings attributable to W.W. Grainger, Inc.	$430,466	$475,355	$420,120
Earnings per share:
Basic	$5.70	$6.07	$5.01
Diluted	$5.62	$5.97	$4.91
Weighted average number of shares outstanding:
Basic	73,786,346	76,579,856	82,403,958
Diluted	74,891,852	77,887,620	84,173,381

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)

	For the Years Ended December 31,
	2009	2008	2007
Net earnings	$430,772	$475,355	$420,120

Other comprehensive earnings (losses):

Foreign currency translation adjustments, net of tax (expense) benefit of $(7,813), $11,454 and $(9,279), respectively	54,693	(79,287)	53,545

Reclassification of cumulative currency translation gain	(3,145)	–	–

Defined postretirement benefit plan:
Prior service (cost) credit arising during period	(8,715)	–	9,433
Amortization of prior service credit	(1,215)	(1,215)	(437)
Amortization of transition asset	(143)	(143)	(143)
Net gain (loss) arising during period	3,402	(49,872)	11,620
Amortization of unrecognized losses	4,135	1,312	2,094
Income tax benefit (expense)	984	19,368	(8,756)
Net defined postretirement benefit plan adjustments	(1,552)	(30,550)	13,811

Gain (loss) on other employment-related benefit plans, net of tax benefit (expense) of $205, $544 and $(878), respectively	(554)	(859)	1,384
Total other comprehensive earnings (losses)	49,442	(110,696)	68,740

Comprehensive earnings, net of tax	480,214	364,659	488,860

Comprehensive earnings attributable to noncontrolling interest:
Net earnings	(306)	–	–
Foreign currency translation adjustments	1,457	–	–
Comprehensive earnings attributable to W.W. Grainger, Inc.	$481,365	$364,659	$488,860

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for per share amounts)

	As of December 31,
	2009	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$459,871	$396,290	$113,437
Marketable securities at cost, which approximates market value	–	–	20,074
Accounts receivable (less allowances for doubtful accounts of $25,850, $26,481 and $25,830, respectively)	624,910	589,416	602,650
Inventories	889,679	1,009,932	946,327
Prepaid expenses and other assets	88,364	73,359	61,666
Deferred income taxes	42,023	52,556	56,663
Prepaid income taxes	26,668	22,556	–
Total current assets	2,131,515	2,144,109	1,800,817

PROPERTY, BUILDINGS AND EQUIPMENT
Land	237,867	192,916	178,321
Buildings, structures and improvements	1,078,439	1,048,440	977,837
Furniture, fixtures, machinery and equipment	950,187	890,507	848,118
	2,266,493	2,131,863	2,004,276
Less accumulated depreciation and amortization	1,313,222	1,201,552	1,125,931
Property, buildings and equipment – net	953,271	930,311	878,345

DEFERRED INCOME TAXES	79,472	97,442	54,658

INVESTMENTS IN UNCONSOLIDATED ENTITIES	3,508	20,830	14,759

GOODWILL	351,182	213,159	233,028

OTHER ASSETS AND INTANGIBLES – NET	207,384	109,566	112,421

TOTAL ASSETS	$3,726,332	$3,515,417	$3,094,028

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS – CONTINUED
(In thousands of dollars, except for per share amounts)

	As of December 31,
	2009	2008	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term debt	$34,780	$19,960	$102,060
Current maturities of long-term debt	53,128	21,257	4,590
Trade accounts payable	300,791	290,802	297,929
Accrued compensation and benefits	135,323	162,380	182,275
Accrued contributions to employees’ profit sharing plans	121,895	146,922	126,483
Accrued expenses	124,150	118,633	102,607
Income taxes payable	6,732	1,780	10,459
Total current liabilities	776,799	761,734	826,403

LONG-TERM DEBT (less current maturities)	437,500	488,228	4,895

DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	62,215	33,219	20,727

ACCRUED EMPLOYMENT-RELATED BENEFITS COSTS	222,619	198,431	143,895

SHAREHOLDERS’ EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	–	–	–
Common Stock – $0.50 par value – 300,000,000 shares authorized; 109,659,219 shares issued	54,830	54,830	54,830
Additional contributed capital	596,358	564,728	475,350
Retained earnings	3,966,508	3,670,726	3,316,875
Accumulated other comprehensive earnings (losses)	12,374	(38,525)	72,171
Treasury stock, at cost – 37,382,703, 34,878,190 and 30,199,804 shares, respectively	(2,466,350)	(2,217,954)	(1,821,118)
Total W.W. Grainger, Inc. shareholders’ equity	2,163,720	2,033,805	2,098,108
Noncontrolling interest	63,479	–	–
Total shareholders’ equity	2,227,199	2,033,805	2,098,108

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,726,332	$3,515,417	$3,094,028

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	For the Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$430,772	$475,355	$420,120
Provision for losses on accounts receivable	10,748	12,924	15,436
Deferred income taxes and tax uncertainties	21,683	5,182	(18,632)
Depreciation and amortization	147,531	139,570	131,999
Stock-based compensation	40,407	45,945	35,551
Tax benefit of stock incentive plans	2,894	1,925	3,193
Net losses (gains) on property, buildings and equipment	8,642	(9,232)	(7,254)
Income from unconsolidated entities – net	(1,497)	(3,642)	(2,016)
(Gain) write-off of unconsolidated entities	(47,343)	6,031	–
Change in operating assets and liabilities – net of business acquisitions
(Increase) decrease in accounts receivable	2,794	(5,592)	(41,814)
(Increase) decrease in inventories	175,286	(92,518)	(97,234)
(Increase) decrease in prepaid expenses	(11,180)	(33,629)	(2,342)
Increase (decrease) in trade accounts payable	(16,736)	(6,960)	(39,436)
Increase (decrease) in other current liabilities	(52,944)	199	54,457
Increase (decrease) in current income taxes payable	2,472	(7,784)	2,304
Increase (decrease) in accrued employment-related benefits costs	22,080	3,216	17,705
Other – net	(3,213)	(924)	(3,162)

Net cash provided by operating activities	732,396	530,066	468,875

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment	(142,414)	(194,975)	(197,423)
Proceeds from sales of property, buildings and equipment	1,684	13,620	12,084
Cash paid for business acquisitions, net of cash acquired, and other investments	(121,833)	(14,793)	(9,480)
Investments in unconsolidated entities	–	(6,487)	(2,138)

Net cash used in investing activities	$(262,563)	$(202,635)	$(196,957)

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
(In thousands of dollars)

	For the Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in commercial paper	$–	$(95,947)	$95,947
Borrowings under line of credit	46,125	29,959	14,107
Payments against line of credit	(43,583)	(15,437)	(7,751)
Proceeds from issuance of long-term debt	–	500,000	–
Payments of long-term debt	(18,856)	–	–
Proceeds from stock options exercised	91,165	46,833	113,500
Excess tax benefits from stock-based compensation	19,030	13,533	30,696
Purchase of treasury stock	(372,727)	(394,247)	(647,293)
Cash dividends paid	(134,684)	(121,504)	(113,093)
Net cash used in financing activities	(413,530)	(36,810)	(513,887)

Exchange rate effect on cash and cash equivalents	7,278	(7,768)	6,935

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	63,581	282,853	(235,034)

Cash and cash equivalents at beginning of year	396,290	113,437	348,471

Cash and cash equivalents at end of year	$459,871	$396,290	$113,437

Supplemental cash flow information:
Cash payments for interest (net of amounts capitalized)	$8,766	$14,508	$4,409
Cash payments for income taxes	235,043	306,960	244,541

Noncash investing activities:
Fair value of noncash assets acquired in business acquisitions	$324,913	$41,068	$5,039
Liabilities assumed in business acquisitions	(75,530)	(6,778)	(341)

The accompanying notes are an integral part of these financial statements.

 W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands of dollars, except for per share amounts)

	W.W. Grainger, Inc. Shareholders’ Equity
	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest
Balance at January 1, 2007	$54,829	$478,454	$3,007,606	$3,431	$(1,366,705)	$–
Cumulative effect of a change in accounting principle	–	–	870	–	–	–
Reinstatement of equity method	–	–	1,372	–	–	–
Exercise of stock options	–	(19,991)	–	–	133,491	–
Tax benefits on stock-based compensation awards	–	33,889	–	–	–	–
Stock option expense	–	16,888	–	–	–	–
Amortization of other stock-based compensation awards	–	18,667	–	–	–	–
Vesting of restricted stock	–	–	–	–	(1,126)	–
Settlement of other stock-based compensation awards	1	(2,557)	–	–	1,189	–
Purchase of treasury stock	–	(50,000)	–	–	(587,967)	–
Net earnings	–	–	420,120	–	–	–
Other comprehensive earnings	–	–	–	68,740	–	–
Cash dividends paid ($1.34 per share)	–	–	(113,093)	–	–	–
Balance at December 31, 2007	$54,830	$475,350	$3,316,875	$72,171	$(1,821,118)	$–
Exercise of stock options	–	(12,663)	–	–	59,460	–
Tax benefits on stock-based compensation awards	–	15,458	–	–	–	–
Stock option expense	–	19,868	–	–	–	–
Amortization of other stock-based compensation awards	–	26,077	–	–	–	–
Vesting of restricted stock	–	–	–	–	(417)	–
Settlement of other stock-based compensation awards	–	(9,362)	–	–	5,209	–
Purchase of treasury stock	–	50,000	–	–	(461,088)	–
Net earnings	–	–	475,355	–	–	–
Other comprehensive earnings	–	–	–	(110,696)	–	–
Cash dividends paid ($1.55 per share)	–	–	(121,504)	–	–	–
Balance at December 31, 2008	$54,830	$564,728	$3,670,726	$(38,525)	$(2,217,954)	$–

W.W. Grainger, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – CONTINUED
(In thousands of dollars, except for per share amounts)

	W.W. Grainger, Inc. Shareholders’ Equity
	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest
Balance at December 31, 2008	$54,830	$564,728	$3,670,726	$(38,525)	$(2,217,954)	$–
Exercise of stock options	–	(15,614)	–	–	106,255	96
Tax benefits on stock-based compensation awards	–	21,924	–	–	–	–
Stock option expense	–	16,100	–	–	–	98
Amortization of other stock-based compensation awards	–	24,307	–	–	–	–
Vesting of restricted stock	–	–	–	–	(926)	–
Settlement of other stock-based compensation awards	–	(15,087)	–	–	8,525	–
Purchase of treasury stock	–	–	–	–	(362,250)	–
Net earnings	–	–	430,466	–	–	306
Other comprehensive earnings	–	–	–	50,899	–	(1,457)
Cash dividends paid ($1.78 per share)	–	–	(134,684)	–	–	–
Change in subsidiary ownership	–	–	–	–	–	64,436
Balance at December 31, 2009	$54,830	$596,358	$3,966,508	$12,374	$(2,466,350)	$63,479

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

NOTE 1 – BACKGROUND AND BASIS OF PRESENTATION

INDUSTRY INFORMATION
W.W. Grainger, Inc. is the leading broad-line supplier of facilities maintenance and other related products and services in North America, with operations primarily in the United States, Canada, Japan and Mexico.  In this report, the words “Company” or “Grainger” mean W.W. Grainger, Inc. and its subsidiaries.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions are eliminated from the consolidated financial statements.

INVESTMENTS IN UNCONSOLIDATED ENTITIES
For investments in which the Company owns or controls from 20% to 50% of the voting shares, the equity method of accounting is used. Changes in interest arising from the issuance of stock by an investee are accounted for as additional contributed capital. See Note 6 to the Consolidated Financial Statements.

MANAGEMENT ESTIMATES
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from those estimates.

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

SUBSEQUENT EVENTS
The Company has evaluated subsequent events through February 25, 2010, the date the financial statements were issued.

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

COST OF MERCHANDISE SOLD
Cost of merchandise sold includes product and product-related costs, vendor consideration, freight-out and handling costs. The Company defines handling costs as those costs incurred to fulfill a shipped sales order.

VENDOR CONSIDERATION
The Company receives rebates and allowances from its vendors to promote their products. The Company utilizes numerous advertising programs to promote its vendors’ products, including catalogs and other printed media, Internet and other marketing programs. Most of these programs relate to multiple vendors, which makes supporting the specific, identifiable and incremental criteria difficult, and would require numerous assumptions and judgments. Based on the inexact nature of trying to track reimbursements to the exact advertising expenditure for each vendor, the Company treats most vendor advertising allowances as a reduction of Cost of merchandise sold rather than a reduction of operating (advertising) expenses. Rebates earned from vendors that are based on product purchases are capitalized into inventory as part of product purchase price. These rebates are credited to cost of merchandise sold based on sales. Vendor rebates that are earned based on products sold are credited directly to Cost of merchandise sold.

ADVERTISING
Advertising costs are expensed in the year the related advertisement is first presented. Advertising expense was $114.6 million, $120.7 million and $122.4 million for 2009, 2008, and 2007, respectively. Most vendor-provided allowances are classified as an offset to Cost of merchandise sold. For additional information see VENDOR CONSIDERATION above.

Catalog expense is amortized equally over the life of the catalog, beginning in the month of its distribution. Advertising costs for catalogs that have not been distributed by year-end are capitalized as Prepaid expenses. Amounts included in Prepaid expenses at December 31, 2009, 2008, and 2007 were $48.1 million, $39.5 million, and $32.1 million, respectively.

WAREHOUSING, MARKETING AND ADMINISTRATIVE EXPENSES
Included in this category are purchasing, branch operations, information services, and marketing and selling expenses, as well as other types of general and administrative costs.

STOCK INCENTIVE PLANS
The Company measures all share-based payments using fair-value-based methods and records compensation expense related to these payments over the vesting period. See Note 12 to the Consolidated Financial Statements.

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

The Company has a broad customer base representing many diverse industries doing business in all regions of the United States, Canada, Mexico, Panama, India, Japan, and China. Consequently, no significant concentration of credit risk is considered to exist.

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

INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined primarily by the last-in, first-out (LIFO) method, which accounts for approximately 74% of total inventory. For the remaining inventory, cost is determined by the first-in, first-out (FIFO) method.

PROPERTY, BUILDINGS AND EQUIPMENT
Property, buildings and equipment are valued at cost. For financial statement purposes, depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on the declining-balance and sum-of-the-years-digits methods. The principal estimated useful lives for determining depreciation are as follows:

Buildings, structures and improvements	10 to 30 years
Furniture, fixtures, machinery and equipment	3 to 10 years

Improvements to leased property are amortized over the initial terms of the respective leases or the estimated service lives of the improvements, whichever is shorter.

The Company capitalized interest costs of $0.5 million, $1.3 million and $1.4 million in 2009, 2008 and 2007, respectively.

LONG-LIVED ASSETS
The carrying value of long-lived assets is evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when estimated undiscounted future cash flows resulting from use of the asset, including disposition, are less than the carrying value of the asset. Impairment is measured as the amount by which the carrying amount exceeds the fair value.

During 2009, the Company recognized impairment charges of $9.0 million included in Warehousing, marketing and administrative expenses, to reduce the carrying value of certain long-lived assets to their estimated fair value pursuant to impairment indicators for property currently held for sale, lease terminations, idle assets, and branch closures.

GOODWILL AND OTHER INTANGIBLES
Goodwill is recognized as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. Goodwill is not amortized, but rather tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value.

The Company recognizes an acquired intangible apart from goodwill whenever the intangible arises from contractual or other legal rights, or whenever it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their estimated useful lives unless the estimated useful life is determined to be indefinite. Amortizable intangible assets are being amortized over useful lives of one to 20 years. Impairment losses are recognized if the carrying amount of an intangible, subject to amortization, is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

The Company also maintains intangible assets with indefinite lives, which are not amortized. These intangibles are tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of these assets is less than their carrying value.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term nature of these financial instruments.  The carrying value of long-term debt also approximates fair value due to the variable interest rates that are tied to LIBOR.

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

WARRANTY RESERVES
The Company generally warrants the products it sells against defects for one year. For a significant portion of warranty claims, the manufacturer of the product is responsible for expenses. For warranty expenses not covered by the manufacturer, the Company provides a reserve for future costs based primarily on historical experience. The reserve activity was as follows (in thousands of dollars):

	For the Years Ended December 31,
	2009	2008	2007
Beginning balance	$3,218	$3,442	$4,651
Returns	(11,727)	(12,917)	(12,781)
Provisions	11,747	12,693	11,572
Ending balance	$3,238	$3,218	$3,442

NEW ACCOUNTING STANDARDS
In December 2008, the Financial Accounting Standards Board (FASB) issued authoritative guidance regarding employer’s disclosures about postretirement benefit plan assets, codified primarily in ASC 715.  ASC 715 requires expanded disclosures about investment policies and strategies for the plan assets of a defined benefit pension or other postretirement plan, including information regarding major categories of assets, input and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within the plans.  The Company has applied the provision of ASC 715 and the adoption did not have a material effect on the Company’s results of operations or financial position.

In May 2009, the FASB issued authoritative guidance regarding subsequent events, codified primarily in ASC 855, which provides authoritative accounting guidance for subsequent events.  ASC 855 addresses events that occur after the balance sheet date but before the issuance of the financial statements.  It distinguishes between subsequent events that should be recognized in the financial statements and those that should not.  Also, it requires disclosure of the date through which subsequent events were evaluated and disclosures for certain non-recognized events.  ASC 855 was effective on a prospective basis for interim or annual financial periods ending after June 15, 2009.  The Company has applied the provision of ASC 855 and disclosed the date through which it has evaluated subsequent events and the basis for choosing that date.  The adoption of ASC 855 did not have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” codified in ASC 105, which established the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles to be applied by non-governmental entities.  The Accounting Standards Codification superseded all existing non-SEC accounting and reporting standards.  ASC 105 was effective for interim or annual financial periods ending after September 15, 2009.  The Company has applied this statement and the adoption did not have a material effect on its results of operations or financial position.

NOTE 3 – BUSINESS ACQUISITIONS

During 2009, the Company acquired three companies for approximately $134 million, less cash acquired.  The total cost of the acquisitions has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values at the respective dates of acquisition.  The estimated purchase price allocations are preliminary and subject to revisions based on additional valuation work related to intangibles.  Purchased identifiable intangible assets totalled approximately $49 million and will be amortized on a straight-line basis over a weighted average life of 15 years (lives ranging from one to 20 years).  Acquired intangibles primarily consist of product line copyrights, proprietary software, customer relationships and trade names.  The Company recorded approximately $108 million of goodwill and other intangibles associated with these acquisitions.  The goodwill is partially deductible for tax purposes.

In September 2009, the Company acquired 380,000 common shares of MonotaRO Co., Ltd. (MonotaRO) for approximately $4 million increasing its interest from 48 percent to 53 percent.  As a result of the Company obtaining controlling voting interest over MonotaRO, the Company consolidated MonotaRO’s balance sheet as of September 30, 2009.  MonotaRO’s earnings are reported on a one month lag which began in October 2009.  The Company previously accounted for its 48 percent interest in MonotaRO as an equity method investment.  Upon obtaining the controlling interest, the previously held equity interest was remeasured to fair value, resulting in a pre-tax gain of $47 million ($28 million after tax) reported as other income in the Company’s consolidated statement of earnings.  The gain includes $3 million reclassified from Accumulated other comprehensive earnings.  Both the gain on the previously held equity investment and the fair value of the noncontrolling interest in MonotaRO of $61 million were based on the closing market price of MonotaRO’s common stock on the acquisition date.  The Company has recorded separately identifiable intangible assets totalling $66 million.  The amortizable intangibles primarily consist of customer relationships which will be amortized on a straight-line basis over 15 years.  The indefinite-lived intangible ($32 million) is related to the MonotaRO trade name. The estimated purchase price allocations are preliminary and subject to revisions based on additional valuation work of intangibles.  The goodwill recognized in the transaction amounted to approximately $58 million and is not deductible for tax purposes.

In June 2009, the Company acquired the remaining 50.1% of its joint venture in India, Grainger Industrial Supply India Private Limited, formerly known as Asia Pacific Brands India Private Limited, for $1 million.  See Note 6 to the Consolidated Financial Statements for additional information regarding this acquisition.

During 2008, the Company acquired two companies for approximately $34 million and during 2007, the Company acquired one company for approximately $5 million.

The results of these acquisitions are included in the Company’s consolidated results from the respective dates of acquisition. Due to the immaterial nature of these transactions, both individually and in the aggregate, disclosures of amounts assigned to the acquired assets and assumed liabilities and pro forma results of operations were not considered necessary.

NOTE 4 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following table shows the activity in the allowance for doubtful accounts (in thousands of dollars):

	For the Years Ended December 31,
	2009	2008	2007
Balance at beginning of period	$26,481	$25,830	$18,801
Provision for uncollectible accounts	10,748	12,924	15,436
Write-off of uncollectible accounts, net of recoveries	(12,254)	(11,501)	(8,755)
Foreign currency translation impact	875	(772)	348
Balance at end of period	$25,850	$26,481	$25,830

NOTE 5 – INVENTORIES

Inventories primarily consist of merchandise purchased for resale.  Inventories would have been $333.3 million, $317.0 million and $287.7 million higher than reported at December 31, 2009, 2008 and 2007, respectively, if the FIFO method of inventory accounting had been used for all Company inventories. Net earnings would have increased by $10.0 million, $18.1 million and $10.8 million for the years ended December 31, 2009, 2008 and 2007, respectively, using the FIFO method of accounting. Inventory values using the FIFO method of accounting approximate replacement cost.

NOTE 6 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

The table below summarizes the activity in the investments in unconsolidated entities (in thousands of dollars):

			Grainger
			Industrial
			Supply
	MonotaRO	MRO Korea	India
	Co., Ltd.	Co., Ltd.	Private Ltd.	Total
Balance at December 31, 2006	$8,492	$–	$–	$8,492
Cash investments	–	2,138	–	2,138
Equity earnings	1,401	615	–	2,016
Reinstatement to equity method of accounting	–	1,372	–	1,372
Foreign currency gain	620	121	–	741
Balance at December 31, 2007	10,513	4,246	–	14,759
Cash investments	–	–	6,487	6,487
Equity earnings (losses)	4,303	(205)	(456)	3,642
Write-off	–	–	(6,031)	(6,031)
Foreign currency gain (loss)	3,008	(1,035)	–	1,973
Balance at December 31, 2008	17,824	3,006	–	20,830
Cash investments	4,013	–	1,194	5,207
Equity earnings	1,249	248	–	1,497
Dividends	(878)	–	–	(878)
Foreign currency (loss) gain	(468)	254	–	(214)
Gain (loss) on previously held equity interest	44,275	–	(77)	44,198
Investment eliminated in consolidation	(66,015)	–	(1,117)	(67,132)
Balance at December 31, 2009	$–	$3,508	$–	$3,508

Ownership interest at December 31, 2009	52.9%	49.0%	100.0%

In September 2009, the Company acquired 380,000 common shares of MonotaRO Co., Ltd. (MonotaRO) for approximately $4 million, increasing its interest from 48 percent to 53 percent.  The results of MonotaRO are now included in the Company’s consolidated results from the date of obtaining a controlling voting interest.  The Company previously accounted for its 48 percent interest in MonotaRO as an equity method investment.  Upon obtaining the controlling interest, the previously held equity interest was remeasured to fair value, resulting in a pre-tax gain of $47 million ($28 million after-tax) reported in the Company’s consolidated statement of earnings.  The gain includes $3 million reclassified from Accumulated other comprehensive earnings.

In July 2008, the Company acquired a 49.9% interest in Grainger Industrial Supply India Private Limited (Grainger India), formerly known as Asia Pacific Brands India Private Limited, from its sole shareholder for $5.4 million.  In addition, the Company and the joint venture partner each made a $1.1 million capital infusion intended to help grow the business.  In the fourth quarter 2008, the Company wrote-off its investment due to the economic slowdown in India and the loss of a major supplier that accounted for approximately 25% of the joint venture’s annual revenue. These conditions severely affected Grainger India’s ability to secure additional financing to meet its current obligations and continue as a going concern. The Company accounted for this investment using the equity method until it was written-off.  During 2009, Grainger India’s business improved.  It was able to streamline its operations, strengthen its management and enhance its supplier base.  As a result, the Company acquired the remaining 50.1% of this joint venture in June 2009 for $1.2 million.  The results of Grainger India are now included in the Company’s consolidated results from the date of acquisition.

In 2007, the Company and the other business partner in the joint venture agreed to significantly change the business model and fund the expansion of MRO Korea Co., Ltd., which was previously written-off. The Company contributed $2.1 million to MRO Korea Co., Ltd., maintaining its 49% ownership, and resumed the equity method of accounting. In conjunction with the reinstatement of the equity accounting method, a credit was recorded to retained earnings for $1.4 million, which represented the accumulated unrecognized equity earnings during the period the equity method was suspended.

NOTE 7 – CAPITALIZED SOFTWARE

Amortization of capitalized software is on a straight-line basis over three and five years. Amortization begins when the software is available for its intended use. Amortization expense was $22.7 million, $22.7 million and $21.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

NOTE 8 – SHORT-TERM DEBT

The following summarizes information concerning short-term debt (in thousands of dollars):

	As of December 31,
	2009	2008	2007
Line of Credit
Outstanding at December 31	$34,780	$19,960	$6,113
Maximum month-end balance during the year	$35,371	$19,960	$11,234
Average amount outstanding during the year	$33,554	$13,022	$7,756
Weighted average interest rate during the year	5.22%	6.23%	6.48%
Weighted average interest rate at December 31	5.06%	4.86%	6.57%

Commercial Paper
Outstanding at December 31	$–	$–	$95,947
Maximum month-end balance during the year	$–	$319,860	$139,104
Average amount outstanding during the year	$–	$54,589	$28,030
Weighted average interest rate during the year	–%	3.08%	5.38%
Weighted average interest rate at December 31	–%	–%	4.30%

The Company had $83.7 million, $29.2 million and $31.1 million of uncommitted lines of credit denominated in foreign currencies at December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, there was $34.8 million outstanding under these lines of credit relating to borrowings of foreign subsidiaries. The foreign subsidiaries utilize the lines of credit to meet business growth and operating needs.

Commercial paper was used to fund periodic working capital requirements and the accelerated share repurchase program. Refer to Note 13 to the Consolidated Financial Statements for further discussion of the Company’s share repurchase program. A portion of the proceeds from the $500 million term loan was used to refinance $311 million in outstanding commercial paper in May of 2008. Refer to Note 9 to the Consolidated Financial Statements for further discussion on the use of proceeds from the term loan.

In 2009, 2008 and 2007, the Company had a committed line of credit totaling $250.0 million for which the Company pays a commitment fee of 0.04% for each year. There were no borrowings under the committed line of credit.

The Company had $24.7 million, $18.8 million, and $15.8 million of letters of credit at December 31, 2009, 2008 and 2007, respectively, primarily related to the Company’s insurance program. The Company also had $5.6 million, $6.0 million and $3.2 million at December 31, 2009, 2008 and 2007, respectively, in letters of credit to facilitate the purchase of products from foreign sources.

NOTE 9 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands of dollars):

	As of December 31,
	2009	2008	2007
Bank term loan	$483,333	$500,000	$–
Industrial development revenue and private activity bonds	7,295	9,485	9,485
Less current maturities	(53,128)	(21,257)	(4,590)
	$437,500	$488,228	$4,895

In May 2008, the Company entered into a $500 million, unsecured four-year bank term loan. Proceeds were used to pay down short-term debt and for general corporate purposes. The weighted average interest rate paid on the term loan during 2009 was 1.1%. The Company at its option may prepay the term loan in whole or in part.

The industrial development revenue and private activity bonds include various issues that bear interest at variable rates capped at 15%, and come due in various amounts from 2010 through 2021. The weighted average interest rate paid on the bonds during the year was 1.09%. Interest rates on some of the issues are subject to change at certain dates in the future. The bondholders may require the Company to redeem certain bonds concurrent with a change in interest rates and certain other bonds annually. In addition, $2.4 million of these bonds had an unsecured liquidity facility available at December 31, 2009, for which the Company compensated a bank through a commitment fee of 0.07%. There were no borrowings related to this facility at December 31, 2009. The Company classified $2.4 million, $4.6 million, and $4.6 million of bonds currently subject to redemption options in current maturities of long-term debt at December 31, 2009, 2008, and 2007, respectively.

The scheduled aggregate principal payments are due as follows (in thousands of dollars):

Year	Payment Amount
2010	$50,728
2011	50,900
2012	387,500
2013	-
2014 and after	1,500

The Company’s debt instruments include only standard affirmative and negative covenants for debt instruments of similar amounts and structure. The Company’s debt instruments do not contain financial or performance covenants restrictive to the business of the Company, reflecting its strong financial position. The Company is in compliance with all debt covenants for the year ended December 31, 2009.

NOTE 10 – EMPLOYEE BENEFITS

Retirement Plans
A majority of the Company’s employees are covered by a noncontributory profit sharing plan.  This plan provides for annual employer contributions generally based upon a formula related primarily to earnings before federal income taxes, limited to a percentage of the total eligible compensation paid to all eligible employees. The plan was amended in 2008, to establish a minimum contribution of 8% and a maximum contribution of 18% of total eligible compensation paid to eligible employees.  Prior to 2008, there was no minimum percentage and the maximum percentage was 25%.  The Company also sponsors additional defined contribution plans, which cover most of the other employees. Provisions under all plans were $128.1 million, $145.4 million, and $130.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The Company’s accumulated postretirement benefit obligation (APBO) and net periodic benefit costs include the effect of the federal subsidy provided by the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Medicare Act). The Medicare Act provides a federal subsidy to retiree healthcare benefit plan sponsors that provide a prescription drug benefit that is at least actuarially equivalent to that provided by Medicare. As a result of the subsidy, the APBO has been reduced by $43.0 million, $45.4 million and $40.4 million as of December 31, 2009, 2008 and 2007, respectively. The subsidy has reduced net periodic benefits costs by approximately $4.7 million, $5.2 million and $6.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The net periodic benefits costs charged to operating expenses, which were valued with a measurement date of January 1 for each year, consisted of the following components (in thousands of dollars):

	For the Years Ended December 31,
	2009	2008	2007
Service cost	$12,305	$9,699	$10,856
Interest cost	10,730	9,490	8,973
Expected return on assets	(3,402)	(4,466)	(4,049)
Amortization of prior service credit	(1,215)	(1,215)	(437)
Amortization of transition asset	(143)	(143)	(143)
Amortization of unrecognized losses	4,135	1,312	2,094
Net periodic benefits costs	$22,410	$14,677	$17,294

The Company has elected to amortize the amount of net unrecognized losses over a period equal to the average remaining service period for active plan participants expected to retire and receive benefits of approximately 16.8 years for 2009.

Reconciliations of the beginning and ending balances of the APBO, which is calculated using a December 31 measurement date, the fair value of plan assets and the funded status of the benefit obligation follow (in thousands of dollars):

	2009	2008	2007
Benefit obligation at beginning of year	$188,639	$150,910	$155,353
Service cost	12,305	9,699	10,856
Interest cost	10,730	9,490	8,973
Plan participants’ contributions	1,797	1,751	1,575
Amendments	8,715	–	(9,433)
Actuarial loss (gain)	4,892	21,443	(12,754)
Benefits paid	(5,277)	(4,924)	(3,929)
Medicare Part D Subsidy received	316	270	269
Benefit obligation at end of year	222,117	188,639	150,910

Fair value of plan assets at beginning of year	56,703	74,432	67,486
Actual returns (losses) on plan assets	11,695	(23,963)	2,915
Employers’ contributions	9,001	9,407	6,385
Plan participants’ contributions	1,797	1,751	1,575
Benefits paid	(5,277)	(4,924)	(3,929)
Fair value of plan assets at end of year	73,919	56,703	74,432

Noncurrent postretirement benefit obligation	$148,198	$131,936	$76,478

The amounts recognized in Accumulated other comprehensive earnings (losses) consisted of the following components (in thousands of dollars):
	As of December 31,
	2009	2008	2007
Prior service credit (cost)	$(552)	$9,377	$10,592
Transition asset	714	857	1,000
Unrecognized losses	(66,430)	(73,966)	(25,405)
Deferred tax asset	25,784	24,800	5,432
Net losses	$(40,484)	$(38,932)	$(8,381)

The components of Accumulated other comprehensive earnings (AOCE) related to the postretirement benefit costs that will be amortized into net periodic postretirement benefit costs in 2010 are as follows (in thousands of dollars):
2010
Amortization of prior service credit	$(494)
Amortization of transition asset	(143)
Amortization of unrecognized losses	3,954
Estimated amount to be amortized from AOCE into net periodic postretirement benefit costs	$3,317

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

Effective January 1, 2010 (reflected in the 2009 valuation above), the plan was amended to extend its benefits to an additional group of employees and also include an in-network deductible, and increased out-of-pocket maximums and hospital co-payments. The plan amendment effective January 1, 2008 (reflected in the 2007 valuation above) changed the out-of-pocket maximums, co-payments and coinsurance amounts for retirees.

The following assumptions were used to determine net periodic benefit costs at January 1:

	For the Years Ended December 31,
	2009	2008	2007
Discount rate	5.90%	6.50%	5.90%
Expected long-term rate of return on plan assets, net of tax at 40%	6.00%	6.00%	6.00%
Initial healthcare cost trend rate	10.00%	10.00%	10.00%
Ultimate healthcare cost trend rate	5.00%	5.00%	5.00%
Year ultimate healthcare cost trend rate reached	2019	2018	2017

The following assumptions were used to determine benefit obligations at December 31:

	2009	2008	2007
Discount rate	6.00%	5.90%	6.50%
Expected long-term rate of return on plan assets, net of tax at 40%	6.00%	6.00%	6.00%
Initial healthcare cost trend rate	9.50%	10.00%	10.00%
Ultimate healthcare cost trend rate	5.00%	5.00%	5.00%
Year ultimate healthcare cost trend rate reached	2019	2019	2018

The discount rate assumptions reflect the rates available on high-quality fixed income debt instruments. These rates have been selected due to their similarity to the projected cash flows of the postretirement healthcare benefit plan.

The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A 1 percentage point change in assumed healthcare cost trend rates would have the following effects on December 31, 2009 results (in thousands of dollars):

	1 Percentage Point
	Increase	(Decrease)
Effect on total service and interest cost	$5,278	$(4,100)
Effect on accumulated postretirement benefit obligations	44,290	(34,925)

The Company has established a Group Benefit Trust to fund the plan and process benefit payments. The assets of the Trust are invested entirely in funds designed to track the Standard & Poor’s 500 Index (S&P 500). This investment strategy reflects the long-term nature of the plan obligation and seeks to take advantage of the earnings potential of equity securities.  The plan’s assets are stated at fair value which represents the net asset value of shares held by the plan in the registered investment companies at year-end.  The following table sets forth by level within the fair value hierarchy the plan investment assets at the quoted market price (the level 1 input) as of December 31, 2009 (in thousands of dollars):

	Level 1	Level 2	Level 3	Total
Fair value of invested assets
Registered investment companies
Fidelity Spartan U.S. Equity Index Fund	$37,624	$–	$–	$37,624
Vanguard 500 Index Fund	37,691	–	–	37,691
Total Assets	$75,315	$–	$–	$75,315

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

The Company’s policies include periodic reviews by management and trustees at least annually concerning: (1) the allocation of assets among various asset classes (e.g., domestic stocks, international stocks, short-term bonds, long-term bonds, etc.); (2) the investment performance of the assets, including performance comparisons with appropriate benchmarks; (3) investment guidelines and other matters of investment policy; and (4) the hiring, dismissal, or retention of investment managers.

The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended, and was $9.0 million, $9.4 million and $6.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC.

The Company forecasts the following benefit payments (which include a projection for expected future employee service) and subsidy receipts (in thousands of dollars):

	Estimated gross benefit payments	Estimated Medicare subsidy receipts
2010	$4,182	$(338)
2011	4,928	(402)
2012	5,749	(480)
2013	6,798	(565)
2014	8,012	(666)
2015 – 2019	63,983	(5,596)

Executive Death Benefit Plan
The Executive Death Benefit Plan provides one of three potential benefits: a supplemental income benefit (SIB), an executive death benefit (EDB) or a postretirement payment. The SIB provides income continuation at 50% of total compensation, payable for ten years to the beneficiary of a participant if that participant dies while employed by the Company. Alternatively, the EDB provides an after-tax lump sum payment of one times final total compensation to the beneficiary of a participant who dies after retirement. In addition, a participant may elect to receive a reduced postretirement payment instead of the EDB. In 2008, new participants to the plan were not eligible for the reduced postretirement payment option. Effective January 1, 2010, there will be no new participants added to the plan. There are no plan assets. Benefits are paid as they come due from the general assets of the Company.

The net periodic benefits costs charged to operating expenses, which were valued with a measurement date of January 1 for each year, consisted of the following components (in thousands of dollars):

	For the Years Ended December 31,
	2009	2008	2007
Service cost	$234	$247	$298
Interest cost	965	880	883
Amortization of unrecognized (gains) losses	(24)	(153)	127
Net periodic benefits costs	$1,175	$974	$1,308

Reconciliations of the beginning and ending balances of the projected benefit obligation, which are calculated using a December 31 measurement date, follow (in thousands of dollars):

	2009	2008	2007
Benefit obligation at beginning of year	$16,088	$14,115	$14,906
Service cost	234	247	298
Interest cost	965	880	883
Actuarial (gains) losses	(102)	1,425	(1,972)
Benefits paid	–	(579)	–
Benefit obligation at end of year	$17,185	$16,088	$14,115

As there are no plan assets, the benefits were paid from the general assets of the Company.

The amounts recognized as the current and long-term portions of the benefit obligation follow (in thousands of dollars):

	As of December 31,
	2009	2008	2007
Current liabilities	$3,081	$552	$739
Noncurrent liabilities	14,104	15,536	13,376
Net amounts recognized	$17,185	$16,088	$14,115

Net gains recognized in Accumulated other comprehensive earnings (losses) were $0.4 million, $0.3 million and $1.9 million as of December 31, 2009, 2008 and 2007, respectively.

The benefit obligation was determined by applying the terms of the plan and actuarial models. These models include various actuarial assumptions, including discount rates, mortality and salary progression. The Company evaluates its actuarial assumptions on an annual basis and considers changes in these long-term factors based upon market conditions and historical experience.

The following assumptions were used to determine benefit obligations at December 31:

	2009	2008	2007
Discount rate used to determine net periodic benefit cost (January 1 valuation)	6.10%	6.40%	5.90%
Discount rate used to determine benefit obligation (December 31 valuation)	5.70%	6.10%	6.40%
Compensation increase used to determine obligation and cost	4.00%	4.00%	4.00%

The discount rate assumptions reflect the rates available on high-quality fixed income debt instruments. These rates have been selected due to their similarity to the projected cash flows of the Executive Death Benefit Plan.

Actuarially projected future benefit payments are as follows (in thousands of dollars):

Benefit Payments
2010	$3,081
2011	648
2012	855
2013	1,204
2014	1,068
2015 – 2019	5,254

Deferred Compensation Plans
The Executive Deferred Compensation plans are money purchase defined benefit plans. Plan participation was limited to Company executives during the years 1984 to 1986 and no new executives have been added since that time. Participants were allowed to defer a portion of their compensation for the years 1984 through 1990. In return, under the plan, each participant receives an individually specified benefit at age 65. Benefits are reduced when the participant elects early retirement. There are no plan assets. Benefits are paid as they come due from the general assets of the Company.

The net periodic benefits costs charged to operating expenses, which were valued with a measurement date of January 1 for each year, consisted of the following components (in thousands of dollars):

	For the Years Ended December 31,
	2009	2008	2007
Interest cost	$524	$543	$568
Amortization of unrecognized losses	23	40	59
Net periodic benefits costs	$547	$583	$627

Reconciliations of the beginning and ending balances of the projected benefit obligation, which is calculated using a December 31 measurement date, and the status of the benefit obligation follow (in thousands of dollars):
	2009	2008	2007
Benefit obligation at beginning of year	$9,333	$10,151	$10,945
Interest cost	524	543	568
Actuarial losses (gains)	628	(135)	(104)
Benefits paid	(1,226)	(1,226)	(1,258)
Benefit obligation at end of year	$9,259	$9,333	$10,151

As there are no plan assets, the benefits were paid from the general assets of the Company.

The amounts recognized as the current and long-term portions of the benefit obligation follow (in thousands of dollars):
	As of December 31,
	2009	2008	2007
Current liabilities	$1,196	$1,226	$1,226
Noncurrent liabilities	8,063	8,107	8,925
Net amounts recognized	$9,259	$9,333	$10,151

Net losses recognized in Accumulated other comprehensive earnings (losses) were $0.8 million, $0.2 million and $0.4 million as of December 31, 2009, 2008 and 2007, respectively.

The net loss that will be amortized from Accumulated other comprehensive earnings (losses) into net periodic benefit cost in 2010 is $0.1 million.

The benefit obligation was determined by applying the terms of the plan and actuarial models. These models include various actuarial assumptions, including discount rates, mortality and retirement age. The Company evaluates its actuarial assumptions on an annual basis and considers changes in these long-term factors based upon market conditions and historical experience.

The following assumptions were used to determine benefit obligations at December 31:

	2009	2008	2007
Discount rate used to determine net periodic benefit cost (January 1 valuation)	6.00%	5.70%	5.50%
Discount rate used to determine benefit obligation (December 31 valuation)	4.50%	6.00%	5.70%

The discount rate assumptions reflect the rates available on high-quality fixed income debt instruments. These rates have been selected due to their similarity to the projected cash flows of the Executive Deferred Compensation Plans.

Actuarially projected future benefit payments are as follows (in thousands of dollars):
Benefit Payments
2010	$1,196
2011	1,161
2012	1,154
2013	1,154
2014	1,075
2015 – 2019	4,444

Other Employment-Related Benefit Plans
Certain of the Company’s non-U.S. subsidiaries provide limited non-pension benefits to retirees in addition to government-mandated programs. The cost of these programs is not significant to the Company. Most retirees outside the United States are covered by government-sponsored and -administered programs.

NOTE 11 – LEASES

The Company leases certain land, buildings and equipment under noncancellable operating leases that expire at various dates through 2036. The Company capitalizes all significant leases that qualify for capitalization, of which there were none at December 31, 2009. Many of the building leases obligate the Company to pay real estate taxes, insurance and certain maintenance costs, and contain multiple renewal provisions, exercisable at the Company’s option. Leases that contain predetermined fixed escalations of the minimum rentals are recognized in rental expense on a straight-line basis over the lease term. Cash or rent abatements received upon entering into certain operating leases are also recognized on a straight-line basis over the lease term.

At December 31, 2009, the approximate future minimum lease payments for all operating leases were as follows (in thousands of dollars):

Future Minimum Lease Payments
2010	$42,832
2011	37,187
2012	32,554
2013	28,640
2014	24,260
Thereafter	51,451
Total minimum payments required	216,924
Less amounts representing sublease income	(568)
$216,356

Rent expense, including items under lease and items rented on a month-to-month basis, was $45.3 million, $44.8 million and $42.1 million for 2009, 2008 and 2007, respectively. These amounts are net of sublease income of $0.7 million, $0.6 million and $0.5 million for 2009, 2008 and 2007, respectively.

NOTE 12 – STOCK INCENTIVE PLANS

The Company maintains stock incentive plans under which the Company may grant a variety of incentive awards to employees and directors. Shares of common stock were authorized for issuance under the plans in connection with awards of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. As of December 31, 2009, restricted stock, restricted stock units, performance shares, stock units and non-qualified stock options have been granted.

In 2005, the shareholders of the Company approved the 2005 Incentive Plan (“Plan”), which replaced all prior active plans (“Prior Plans”). Awards previously granted under Prior Plans will remain outstanding in accordance with their terms.  A total of 9.5 million shares of common stock have been reserved for issuance under the Plan. As of December 31, 2009, there were 1,086,221 shares available for grant under the Plan.

Pre-tax stock-based compensation expense was $40.7 million, $46.1 million, and $35.7 million in 2009, 2008 and 2007, respectively.  Related income tax benefits recognized in earnings were $14.1 million, $18.2 million and $11.8 million in 2009, 2008 and 2007, respectively.

Options
In 2009, 2008 and 2007, the Company issued stock option grants to employees as part of their incentive compensation. Stock option grants were 763,370, 721,600 and 578,120 for the years 2009, 2008 and 2007, respectively.

In 2009, 2008 and 2007, the Company provided broad-based stock option grants covering 181,100, 161,400 and 162,100 shares, respectively, to those employees who reached major service milestones and were not participants in other stock option programs.

Option awards are granted with an exercise price equal to the closing market price of the Company’s stock on the last trading day preceding the date of grant. The options generally vest over three years, although accelerated vesting is provided in certain circumstances. Awards generally expire ten years from the grant date.

Transactions involving stock options are summarized as follows:
	Shares Subject to Option	Weighted Average Price Per Share	Options Exercisable
Outstanding at January 1, 2007	8,454,869	$53.00	4,627,249
Granted	740,220	$82.21
Exercised	(2,430,523)	$47.74
Canceled or expired	(236,580)	$67.29
Outstanding at December 31, 2007	6,527,986	$58.19	3,447,856
Granted	883,000	$84.58
Exercised	(953,199)	$50.07
Canceled or expired	(103,920)	$73.14
Outstanding at December 31, 2008	6,353,867	$62.95	3,633,612
Granted	944,470	$79.69
Exercised	(1,689,581)	$57.18
Canceled or expired	(134,160)	$78.98
Outstanding at December 31, 2009	5,474,596	$68.07	3,141,996

At December 31, 2009, there was $12.9 million of total unrecognized compensation expense related to nonvested option awards, which the Company expects to recognize over a weighted average period of 1.7 years.

The following table summarizes information about stock options exercised (in thousands of dollars):

	For the years ended December 31,
	2009	2008	2007
Fair value of options exercised	$24,442	$12,752	$31,736
Total intrinsic value of options exercised	57,702	35,095	88,921
Fair value of options vested	23,303	15,510	15,996
Settlements of options exercised	92,213	47,016	113,752

Information about stock options outstanding and exercisable as of December 31, 2009, is as follows:

	Options Outstanding				Options Exercisable
		Weighted Average				Weighted Average
Range of Exercise Prices	Number	Remaining Contractual Life	Exercise Price	Intrinsic Value (000’s)	Number	Remaining Contractual Life	Exercise Price	Intrinsic Value (000’s)
$37.50 - $44.05	361,165	1.14 Years	$40.25	$20,434	361,165	1.14 Years	$40.25	$20,434
$45.50 - $54.85	1,763,239	3.91 Years	$51.05	80,720	1,762,179	3.91 Years	$51.05	80,669
$56.03 - $70.67	88,422	5.11 Years	$61.77	3,101	88,422	5.11 Years	$61.77	3,101
$71.21 - $93.05	3,261,770	7.85 Years	$80.52	53,199	930,230	6.48 Years	$76.56	18,656
	5,474,596	6.09 Years	$68.07	$157,454	3,141,996	4.39 Years	$57.66	$122,860

The Company uses a binomial lattice option pricing model for the valuation of stock options. The weighted average fair value of options granted in 2009, 2008 and 2007 was $19.32, $20.82 and $22.92, respectively. The fair value of each option granted in 2009, 2008 and 2007 used the following assumptions:

	For the years ended December 31,
	2009	2008	2007
Risk-free interest rate	2.4%	3.2%	4.6%
Expected life	6 years	6 years	6 years
Expected volatility	28.8%	25.2%	24.3%
Expected dividend yield	2.3%	1.8%	1.7%

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

Performance Shares
The Company awarded performance-based shares to certain executives. Receipt of Company stock is contingent upon the Company meeting sales growth and return on invested capital (ROIC) performance goals. Each participant is granted a base number of shares. At the end of the performance period, the number of shares granted will be increased, decreased or remain the same based upon actual Company-wide sales growth versus target sales growth. The shares, as determined at the end of the performance year, are issued at the end of the third year if the Company’s average target ROIC is achieved during the vesting period.

Performance share value is based upon closing market prices on the last trading day preceding the date of award and is charged to earnings on a straight-line basis over the three year period. Holders of the 2008 and 2007 performance share awards are entitled to receive cash payments equivalent to cash dividends after the end of the first year performance period, whereas holders of the 2009 and subsequent performance share awards are not entitled to receive cash payments equivalent to cash dividends.  If the performance shares vest, they will be settled by the issuance of Company common stock in exchange for the performance shares on a one-for-one basis.

The following table summarizes the transactions involving performance-based share awards:

	2009		2008		2007
	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share

Beginning nonvested shares outstanding	117,896	$75.13	116,796	$69.49	37,812	$71.23
Issuances	36,720	$73.17	38,360	$86.00	83,089	$68.64
Cancellations	(3,319)	$83.40	–	$–	(4,105)	$69.00
Vestings	(78,935)	$68.64	(37,260)	$71.23	–	$–
Ending nonvested shares outstanding	72,362	$80.01	117,896	$75.13	116,796	$69.49

At December 31, 2009, the unearned compensation related to performance-based share awards outstanding was $2.8 million, which the Company expects to recognize over a weighted average period of 1.7 years.

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

Compensation expense related to restricted stock awards is based upon the closing market price on the last trading day preceding the date of grant and is charged to earnings on a straight-line basis over the vesting period. The following table summarizes the transactions involving restricted stock granted to employees:
	2009		2008		2007
	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share
Beginning nonvested shares outstanding	50,000	$53.50	65,000	$52.37	105,000	$51.05
Vesting	(40,000)	$54.12	(15,000)	$48.15	(40,000)	$48.73
Ending nonvested shares outstanding	10,000	$47.81	50,000	$53.50	65,000	$52.37

Fair value of shares vested	$2.9 million		$1.3 million		$3.0 million

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

The following table summarizes RSUs activity:
	2009		2008		2007
	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share
Beginning nonvested units	1,237,246	$77.88	982,568	$72.91	740,200	$65.24
Issuances	284,825	$83.10	460,423	$84.35	421,003	$83.53
Cancellations	(81,572)	$78.47	(33,490)	$78.72	(74,030)	$71.99
Vestings	(199,135)	$63.57	(172,255)	$64.37	(104,605)	$75.85
Ending nonvested units	1,241,364	$80.96	1,237,246	$77.88	982,568	$72.91

Fair value of shares vested	$12.4 million		$11.1 million		$7.5 million

At December 31, 2009, there was $45.5 million of total unrecognized compensation expense related to nonvested RSUs which the Company expects to recognize over a weighted average period of 2.5 years.

Director Stock Awards
The Company provides members of the Board of Directors with deferred stock unit grants. A stock unit is the economic equivalent of a share of common stock. Beginning in April 2008, the number of units covered by each grant is equal to $100,000 divided by the fair market value of a share of common stock at the time of the grant, rounded up to the next ten-unit increment. Prior to April 2008, the number of units covered by each grant was equal to $60,000 divided by the fair market value of a share of common stock at the time of the grant, rounded up to the next ten-unit increment. The Company also awards stock units in connection with elective deferrals of director fees and dividend equivalents on existing stock units. Deferred fees and dividend equivalents on existing stock units are converted into stock units on the basis of the market value of the stock at the relevant times. Payment of the value of stock units is scheduled to be made after termination of service as a director. As of December 31, 2009, 2008 and 2007, there were eleven nonemployee directors who held stock units.

The Company recognizes (income) expense for the change in value of equivalent stock units. The following table summarizes activity for stock units related to deferred director fees (dollars in thousands):

	2009		2008		2007
	Units	Dollars	Units	Dollars	Units	Dollars
Beginning balance	93,221	$7,350	74,522	$6,522	61,242	$4,283
Dividends	2,338	192	1,692	137	1,099	95
Deferred fees	17,950	1,463	17,007	1,460	12,181	1,012
Unit appreciation (depreciation)	–	1,986	–	(769)	–	1,132
Ending balance	113,509	$10,991	93,221	$7,350	74,522	$6,522

NOTE 13– CAPITAL STOCK

The Company had no shares of preferred stock outstanding as of December 31, 2009, 2008 and 2007. The activity of outstanding common stock and common stock held in treasury was as follows:

	2009		2008		2007
	Outstanding Common Stock	Treasury Stock	Outstanding Common Stock	Treasury Stock	Outstanding Common Stock	Treasury Stock
Balance at beginning of period	74,781,029	34,878,190	79,459,415	30,199,804	84,067,627	25,590,311
Exercise of stock options, net of 17,050, 2,725 and 3,318 shares swapped in stock-for-stock exchange, respectively	1,672,531	(1,672,531)	950,474	(950,474)	2,427,205	(2,427,205)
Cancellation of shares related to tax withholdings on restricted stock vesting	(12,531)	12,531	(4,874)	4,874	(14,867)	14,867
Settlement of restricted stock units, net of 67,382, 48,488 and 16,739 shares retained, respectively	131,753	(131,753)	101,962	(101,962)	31,057	(29,776)
Settlement of performance share units, net of 12,172 shares retained	25,088	(25,088)	–	–	–	–
Purchase of treasury shares	(4,321,354)	4,321,354	(5,725,948)	5,725,948	(7,051,607)	7,051,607
Balance at end of period	72,276,516	37,382,703	74,781,029	34,878,190	79,459,415	30,199,804

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

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE EARNINGS

The following table sets forth the components of Accumulated other comprehensive earnings (losses) (in thousands of dollars):

	As of December 31,
	2009	2008	2007
Foreign currency translation adjustments	$63,304	$3,943	$94,683
Postretirement benefit plan
Prior service (cost) credit	(552)	9,377	10,592
Transition asset	714	857	1,000
Unrecognized losses	(66,430)	(73,966)	(25,405)
Unrecognized (losses) gains on other employment-related benefit plans	(827)	(68)	1,335
Deferred tax asset (liability)	14,708	21,332	(10,034)
Total accumulated other comprehensive earnings (losses)	10,917	(38,525)	72,171
Less: Foreign currency translation adjustments attributable to noncontrolling interest	(1,457)	–	–
Total accumulated other comprehensive earnings (losses) attributable to W.W. Grainger, Inc.	$12,374	$(38,525)	$72,171

Foreign currency translation adjustments result from the translation of assets and liabilities of foreign subsidiaries. The increase in foreign currency translation adjustments in 2009 was primarily due to the weakening of the U.S. dollar versus the Canadian dollar and Mexican peso.  In 2008, foreign currency translation adjustments decreased primarily due to the strengthening of the U.S. dollar versus these same currencies.

The decrease in unrecognized losses related to the postretirement benefit plan in 2009 was primarily due to an increase in the discount rate and an increase in the return on plan assets, offset by changes in other actuarial assumptions. The increase in unrecognized losses in 2008 was primarily due to the impact of a reduction in discount rates and losses on plan assets.

NOTE 15 – NONCONTROLLING INTEREST

The following table sets forth the effect on W.W. Grainger Inc.’s equity resulting from changes in the Company’s ownership interest in MonotaRO Co., Ltd. (in thousands of dollars):

	For the Years Ended December 31,
	2009	2008	2007
Net earnings attributable to W.W. Grainger, Inc.	$430,466	$475,355	$420,120
Transfers from the noncontrolling interest:
Increase in W.W. Grainger, Inc. Additional Contributed Capital for MonotaRO stock option exercises	34	–	–
Change from net earnings attributable to W.W. Grainger, Inc. and transfer from noncontrolling interest	$430,500	$475,355	$420,120

NOTE 16– INCOME TAXES

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

Income tax expense consisted of the following (in thousands of dollars):

	For the Years Ended December 31,
	2009	2008	2007
Current provision:
Federal	$203,375	$246,731	$238,220
State	36,078	39,673	42,401
Foreign	15,860	18,044	15,329
Total current	255,313	304,448	295,950

Deferred tax provision (benefit):
Federal	16,446	(5,968)	(28,520)
State	2,894	(1,049)	(5,013)
Foreign	1,912	432	(676)
Total deferred	21,252	(6,585)	(34,209)

Total provision	$276,565	$297,863	$261,741

Net earnings before income taxes by geographical area consisted of the following (in thousands of dollars):

	For the Years Ended December 31,
	2009	2008	2007
United States	$679,648	$731,315	$646,762
Foreign	27,689	41,903	35,099
	$707,337	$773,218	$681,861

The income tax effects of temporary differences that gave rise to the net deferred tax asset were (in thousands of dollars):

	As of December 31,
	2009	2008	2007
Deferred tax assets:
Inventory	$11,554	$22,674	$19,577
Accrued expenses	29,262	29,966	30,295
Accrued employment-related benefits	163,333	144,125	111,147
Foreign operating loss carryforwards	12,547	10,833	10,239
Property, buildings and equipment	–	921	3,189
Other	13,947	11,352	8,064
Deferred tax assets	230,643	219,871	182,511
Less valuation allowance	(20,810)	(15,977)	(13,551)
Deferred tax assets, net of valuation allowance	$209,833	$203,894	$168,960
Deferred tax liabilities:
Purchased tax benefits	$(5,178)	$(5,812)	$(6,779)
Property, buildings and equipment	(7,318)	–	–
Intangibles	(67,821)	(17,083)	(16,884)
Software	(8,835)	(12,774)	(9,710)
Prepaids	(22,889)	(21,893)	(16,625)
Foreign currency gain	(10,020)	(2,206)	(13,661)
Deferred tax liabilities	(122,061)	(59,768)	(63,659)
Net deferred tax asset	$87,772	$144,126	$105,301
The net deferred tax asset is classified as follows:
Current assets	$42,023	$52,556	$56,663
Noncurrent assets	79,472	97,442	54,658
Noncurrent liabilities (foreign)	(33,723)	(5,872)	(6,020)
Net deferred tax asset	$87,772	$144,126	$105,301

At December 31, 2009, the Company had $44.8 million of operating loss carryforwards related primarily to foreign operations, some of which begin to expire in 2010. The valuation allowance represents a provision for uncertainty as to the realization of the tax benefits of these carryforwards. In addition, the Company recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized.

The changes in the valuation allowance were as follows (in thousands of dollars):

	For the Years Ended December 31,
	2009	2008	2007
Beginning balance	$15,977	$13,551	$13,461
Increase related to foreign net operating loss carryforwards	4,833	86	1,329
Increase (decrease) related to capital losses and other	–	2,340	(1,239)
Ending balance	$20,810	$15,977	$13,551

A reconciliation of income tax expense with federal income taxes at the statutory rate follows (in thousands of dollars):

	For the Years Ended December 31,
	2009	2008	2007
Federal income tax at the 35% statutory rate	$247,568	$270,626	$238,651
State income taxes, net of federal income tax benefit	25,332	25,105	24,302
Other – net	3,665	2,132	(1,212)
Income tax expense	$276,565	$297,863	$261,741
Effective tax rate	39.1%	38.5%	38.4%

Undistributed earnings of foreign subsidiaries at December 31, 2009, amounted to $59.2 million. No provision for deferred U.S. income taxes has been made for these subsidiaries because the Company intends to permanently reinvest such earnings in those foreign operations.

On January 1, 2007, the Company adopted the provisions of ASC 740. As a result, the Company recognized a decrease of approximately $0.9 million in the liability for tax uncertainties, which resulted in an increase to the January 1, 2007, balance of Retained earnings.

The changes in the liability for tax uncertainties, excluding interest, are as follows (in thousands of dollars):

	2009	2008	2007
Balance at beginning of year	$24,364	$13,568	$15,274
Additions based on tax positions related to the current year	6,743	13,016	3,060
Additions for tax positions of prior years	362	735	–
Reductions for tax positions of prior years	(2,856)	(2,900)	(4,729)
Reductions due to statute lapse	(1,961)	–	–
Settlements (audit payments) refunds – net	(112)	(55)	(37)
Balance at end of year	$26,540	$24,364	$13,568

The Company classifies the liability for tax uncertainties in Deferred income taxes and tax uncertainties. Included in this amount are $8.1 million, $7.4 million and $3.3 million at December 31, 2009, 2008 and 2007, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Any changes in the timing of deductibility of these items would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authorities to an earlier period.

The Company regularly undergoes examination of its federal income tax returns by the Internal Revenue Service (IRS). Tax years through 2005 are closed.  Although the Company is not currently under examination by the IRS nor under notice of a pending examination, a recently acquired subsidiary is under examination for tax year 2008. The Company is also subject to state and local income tax audits and foreign jurisdiction tax audits. The Company’s tax years 2002 – 2009 remain subject to state and local audits. Tax years 2004 – 2009 remain open to foreign audits. Two of the Company’s foreign subsidiaries are currently under audit.  The estimated amount of liability associated with the Company’s uncertain tax positions may decrease within the next twelve months due to expiring statutes, tax payments or audit activity.

The Company recognizes interest expense in the provision for income taxes. During 2009, the Company recognized a benefit of $0.5 million for interest.  During 2008 and 2007, the Company recognized interest of $0.8 million and $0.7 million, respectively. As of December 31, 2009, 2008 and 2007, respectively, the Company accrued $1.4 million, $1.9 million and $1.1 million for interest.

NOTE 17 – EARNINGS PER SHARE

In June 2008, the FASB issued authoritative guidance which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

Effective January 1, 2009, the Company adopted the authoritative guidance.  The Company’s unvested share-based payment awards, such as certain Performance Shares, Restricted Stock and Restricted Stock Units that contain nonforfeitable rights to dividends, meet the criteria of a participating security.  The adoption has changed the methodology of computing the Company’s earnings per share to the two-class method from the treasury stock method.  As a result, the Company has restated previously reported earnings per share.  This change has not affected previously reported consolidated net earnings or net cash flows from operations.  Under the two-class method, earnings are allocated between common stock and participating securities.  Under the authoritative guidance the presentation of basic and diluted earnings per share is required only for each class of common stock and not for participating securities.  As such, the Company will present basic and diluted earnings per share for its one class of common stock.

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

The dilutive effect of participating securities is calculated using the more dilutive of the treasury stock or the two-class method.  The Company has determined the two-class method to be the more dilutive.  As such, the earnings allocated to common stock shareholders in the basic earnings per share calculation is adjusted for the reallocation of undistributed earnings to participating securities as prescribed by the authoritative guidance to arrive at the earnings allocated to common stock shareholders for calculating the diluted earnings per share.

The Company had additional outstanding stock options of 2.6 million for the year ended December 31, 2008 that were excluded from the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock.

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):
	For the Years Ended December 31,
	2009	2008	2007
Net earnings attributable to W.W. Grainger, Inc. as reported	$430,466	$475,355	$420,120

Less: Distributed earnings available to participating securities	(2,990)	(2,560)	(1,707)

Less: Undistributed earnings available to participating securities	(7,059)	(7,935)	(5,428)

Numerator for basic earnings per share – Undistributed and distributed earnings available to common shareholders	420,417	464,860	412,985

Add: Undistributed earnings allocated to participating securities	7,059	7,935	5,428

Less: Undistributed earnings reallocated to participating securities	(6,957)	(7,804)	(5,316)

Numerator for diluted earnings per share – Undistributed and distributed earnings available to common shareholders	$420,519	$464,991	$413,097

Denominator for basic earnings per share – weighted average shares	73,786,346	76,579,856	82,403,958

Effect of dilutive securities	1,105,506	1,307,764	1,769,423

Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	74,891,852	77,887,620	84,173,381

Earnings per share Two-class method
Basic	$5.70	$6.07	$5.01
Diluted	$5.62	$5.97	$4.91

NOTE 18 – SEGMENT INFORMATION

Effective January 1, 2009, the Company revised its segment disclosure.  The Company has two reportable segments:  the United States and Canada.  In the first quarter of 2009, the Company integrated the Lab Safety Supply business into the Grainger Industrial Supply business and results are now reported under the United States segment.  The Canada segment reflects the results for Acklands – Grainger Inc., the Company’s Canadian branch-based distribution business.  Other Businesses include the following:  MonotaRO Co., Ltd. (Japan), Grainger, S.A. de C.V. (Mexico), Grainger Industrial Supply India Private Limited (India), Grainger Caribe Inc. (Puerto Rico), Grainger China LLC (China) and Grainger Panama S.A. (Panama).  These businesses generate revenue through the distribution of facilities maintenance products.  Prior year segment amounts have been restated in a consistent manner.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment transfer prices are established at external selling prices, less costs not incurred due to a related party sale.

Following is a summary of segment results (in thousands of dollars):
	2009
	United States	Canada	Other Businesses	Total
Total net sales	$5,445,390	$651,166	$165,051	$6,261,607
Intersegment net sales	(39,057)	(154)	(405)	(39,616)
Net sales to external customers	5,406,333	651,012	164,646	6,221,991

Segment operating earnings (losses)	735,586	43,742	(11,634)	767,694

Segment assets	2,281,731	545,866	333,955	3,161,552
Depreciation and amortization	117,821	10,769	6,593	135,183
Additions to long-lived assets	$219,393	$15,680	$134,650	$369,723

	2008
	United States	Canada	Other Businesses	Total
Total net sales	$6,057,828	$727,989	$111,732	$6,897,549
Intersegment net sales	(46,992)	(127)	(398)	(47,517)
Net sales to external customers	6,010,836	727,862	111,334	6,850,032

Segment operating earnings (losses)	840,408	54,263	(11,827)	882,844

Segment assets	2,310,484	448,660	133,111	2,892,255
Depreciation and amortization	112,126	10,506	4,574	127,206
Additions to long-lived assets	$149,675	$24,337	$32,469	$206,481

	2007
	United States	Canada	Other Businesses	Total
Total net sales	$5,729,327	$636,524	$93,516	$6,459,367
Intersegment net sales	(41,160)	–	(193)	(41,353)
Net sales to external customers	5,688,167	636,524	93,323	6,418,014

Segment operating earnings (losses)	731,553	44,218	(7,495)	768,276

Segment assets	2,250,266	502,414	71,139	2,823,819
Depreciation and amortization	106,744	10,786	2,464	119,994
Additions to long-lived assets	$149,009	$10,794	$14,771	$174,574

Following are reconciliations of the segment information with the consolidated totals per the financial statements (in thousands of dollars):

	2009	2008	2007
Operating earnings:
Total operating earnings for reportable segments	$767,694	$882,844	$768,276
Unallocated expenses	(102,470)	(100,172)	(97,623)
Total consolidated operating earnings	$665,224	$782,672	$670,653
Assets:
Total assets for reportable segments	$3,161,552	$2,892,255	$2,823,819
Unallocated assets	564,780	623,162	270,209
Total consolidated assets	$3,726,332	$3,515,417	$3,094,028

	2009
	Segment Totals	Unallocated	Consolidated Total
Other significant items:
Depreciation and amortization	$135,183	$12,348	$147,531
Additions to long-lived assets	$369,723	$2,618	$372,341

		Revenues	Long-lived Assets
Geographic information:
United States		$5,362,729	$1,080,053
Canada		653,984	213,962
Other foreign countries		205,278	177,503
		$6,221,991	$1,471,518

	2008
	Segment Totals	Unallocated	Consolidated Total
Other significant items:
Depreciation and amortization	$127,206	$12,364	$139,570
Additions to long-lived assets	$206,481	$7,508	$213,989

		Revenues	Long-lived Assets
Geographic information:
United States		$5,953,205	$998,529
Canada		731,131	176,174
Other foreign countries		165,696	41,217
		$6,850,032	$1,215,920

	2007
	Segment Totals	Unallocated	Consolidated Total
Other significant items:
Depreciation and amortization	$119,994	$12,005	$131,999
Additions to long-lived assets	$174,574	$25,558	$200,132

		Revenues	Long-lived Assets
Geographic information:
United States		$5,643,500	$961,624
Canada		640,121	206,133
Other foreign countries		134,393	20,135
		$6,418,014	$1,187,892

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

The change in the carrying amount of goodwill by segment from January 1, 2007 to December 31, 2009, is as follows (in thousands of dollars):

	United States	Canada	Other Businesses	Total
Balance at January 1, 2007	$90,223	$120,448	$–	$210,671
Acquisition	1,473	–	–	1,473
Translation	–	20,884	–	20,884
Balance at December 31, 2007	91,696	141,332	–	233,028
Acquisitions	2,372	4,381	–	6,753
Translation	–	(26,622)	–	(26,622)
Balance at December 31, 2008	94,068	119,091	–	213,159
Acquisitions	62,361	67	58,191	120,619
Translation	–	18,748	(1,344)	17,404
Balance at December 31, 2009	$156,429	$137,906	$56,847	$351,182

NOTE 19 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of selected quarterly information for 2009 and 2008 is as follows (in thousands of dollars, except for per share amounts):

	2009 Quarter Ended
	March 31	June 30	September 30	December 31	Total
Net sales	$1,465,248	$1,533,263	$1,589,665	$1,633,815	$6,221,991
Cost of merchandise sold	835,833	908,295	929,720	949,617	3,623,465
Gross profit	629,415	624,968	659,945	684,198	2,598,526
Warehousing, marketing and administrative expenses	470,201	471,039	473,225	518,837	1,933,302
Operating earnings	159,214	153,929	186,720	165,361	665,224
Net earnings attributable to W.W. Grainger, Inc.	96,378	92,466	144,564	97,058	430,466
Earnings per share - basic	1.27	1.23	1.91	1.29	5.70
Earnings per share - diluted	$1.25	$1.21	$1.88	$1.27	$5.62

	2008 Quarter Ended
	March 31	June 30	September 30	December 31	Total
Net sales	$1,661,046	$1,756,856	$1,839,475	$1,592,655	$6,850,032
Cost of merchandise sold	981,112	1,050,979	1,097,127	912,592	4,041,810
Gross profit	679,934	705,877	742,348	680,063	2,808,222
Warehousing, marketing and administrative expenses	494,111	521,042	510,891	499,506	2,025,550
Operating earnings	185,823	184,835	231,457	180,557	782,672
Net earnings attributable to W.W. Grainger, Inc.	114,238	113,179	140,023	107,915	475,355
Earnings per share - basic	1.44	1.44	1.80	1.39	6.07
Earnings per share - diluted	$1.41	$1.42	$1.77	$1.37	$5.97

NOTE 20 – CONTINGENCIES AND LEGAL MATTERS

The Company has been named, along with numerous other nonaffiliated companies, as a defendant in litigation in various states involving asbestos and/or silica. These lawsuits typically assert claims of personal injury arising from alleged exposure to asbestos and/or silica as a consequence of products purportedly distributed by the Company. As of February 2, 2010, the Company is named in cases filed on behalf of approximately 1,900 plaintiffs in which there is an allegation of exposure to asbestos and/or silica.  The Company has denied, or intends to deny, the allegations in all of the above-described lawsuits.

In 2009, lawsuits relating to asbestos and/or silica and involving approximately 470 plaintiffs were dismissed with respect to the Company, typically based on the lack of product identification. If a specific product distributed by the Company is identified in any of these lawsuits, The Company would attempt to exercise indemnification remedies against the product manufacturer. In addition, the Company believes that a substantial number of these claims are covered by insurance.  The Company has entered agreements with its major insurance carriers relating to the scope, coverage and costs of defense.  While the Company is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on the Company’s consolidated financial position or results of operations.

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

The Company is a party to a contract with the United States Postal Service (the “USPS”) entered into in 2003 covering the sale of certain Maintenance Repair and Operating Supplies (the “MRO Contract”).  The Company received a subpoena dated August 29, 2008, from the USPS Office of Inspector General seeking information about the Company’s pricing compliance under the MRO Contract.  The Company has provided responsive information to the USPS but no substantive discussions have yet begun.

The Company is also a party to a contract with the USPS entered into in 2001 covering the sale of certain janitorial and custodial items (the “Custodial Contract”).  The Company received a subpoena dated June 30, 2009, from the USPS Office of Inspector General seeking information about the Company’s pricing practices and compliance under the Custodial Contract.  The Company has provided responsive information to the USPS but no substantive discussions have yet begun.

The timing and outcome of the USPS investigations of the MRO Contract and the Custodial Contract are uncertain and could include settlement or civil litigation by the USPS to recover, among other amounts treble damages and penalties under the False Claims Act.  While these matters are not expected to have a material adverse effect on the Company’s financial position, an unfavorable resolution could result in significant payments by the Company.  The Company continues to believe that it has complied with each of the MRO Contract and the Custodial Contract in all material respects.

In addition to the foregoing, from time to time the Company is involved in various other legal and administrative proceedings that are incidental to its business, including claims relating to product liability, premises liability, general negligence, environmental issues, employment, intellectual property and other matters. As a government contractor selling to Federal, state and local governmental entities, the Company is also subject to governmental or regulatory inquiries or audits or other proceedings, including those related to pricing compliance. It is not expected that the ultimate resolution of any of these matters will have, either individually or in the aggregate, a material adverse effect on the Company’s consolidated financial position or results of operations.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Grainger has duly issued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  February 25, 2010
W.W. GRAINGER, INC.

By:	/s/ James T. Ryan
James T. Ryan Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Grainger on February 25, 2010, in the capacities indicated.

/s/ James T. Ryan	/s/ William K. Hall
James T. Ryan	William K. Hall
Chairman, President and Chief Executive Officer	Director
(Principal Executive Officer and Director)
/s/ Stuart L. Levenick
/s/ Ronald L. Jadin	Stuart L. Levenick
Ronald L. Jadin	Director
Senior Vice President
and Chief Financial Officer	/s/ John W. McCarter, Jr.
(Principal Financial Officer)	John W. McCarter, Jr.
Director
/s/ Gregory S. Irving
Gregory S. Irving	/s/ Neil S. Novich
Vice President and Controller	Neil S. Novich
(Principal Accounting Officer)	Director

/s/ Richard L. Keyser	/s/ Michael J. Roberts
Richard L. Keyser	Michael J. Roberts
Chairman Emeritus	Director

/s/ Brian P. Anderson	/s/ Gary L. Rogers
Brian P. Anderson	Gary L. Rogers
Director	Director

/s/ Wilbur H. Gantz	/s/ James D. Slavik
Wilbur H. Gantz	James D. Slavik
Director	Director

/s/ V. Ann Hailey	/s/ Harold B. Smith
V. Ann Hailey	Harold B. Smith
Director	Director