Form 10-Q
period 2010-03-31
GRAINGER W W INC
filed 2010-04-29
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
         Yes [  ]  No [X]

There were 72,895,785 shares of the Company’s Common Stock outstanding as of March 31, 2010.

TABLE OF CONTENTS
		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the Three Months Ended March 31, 2010 and 2009	3

	Condensed Consolidated Statements of Comprehensive Earnings for the Three Months Ended March 31, 2010 and 2009	4

	Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	5 – 6

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009	7 – 8

	Notes to Condensed Consolidated Financial Statements	9 – 14

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	15 – 20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	21 – 22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 4.	Removed and Reserved	22

Item 6.	Exhibits	23

Signatures		24

EXHIBITS

Exhibits 31 & 32	Certifications

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net sales	$1,672,354	$1,465,248

Cost of merchandise sold	966,612	835,833

Gross profit	705,742	629,415

Warehousing, marketing and administrative expenses	522,857	470,201

Operating earnings	182,885	159,214

Other income and (expense):
Interest income	241	401
Interest expense	(2,030)	(2,218)
Equity in net income (loss) of unconsolidated entities – net	(80)	76
Other non-operating income	427	1,109
Other non-operating expense	(453)	(114)
Total other income and (expense)	(1,895)	(746)

Earnings before income taxes	180,990	158,468

Income taxes	81,573	62,090

Net earnings	99,417	96,378

Less: Earnings attributable to noncontrolling interest	244	–

Net earnings attributable to W.W. Grainger, Inc.	$99,173	$96,378

Earnings per share:

Basic	$1.34	$1.27

Diluted	$1.31	$1.25

Weighted average number of shares outstanding:

Basic	72,576,633	74,260,401

Diluted	73,854,681	75,142,460

Cash dividends paid per share	$0.46	$0.40

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Net earnings	$99,417	$96,378

Other comprehensive earnings (losses):

Foreign currency translation adjustments, net of tax (expense) benefit of $(2,294), and $1,784, respectively	18,876	(16,065)

Comprehensive earnings, net of tax	118,293	80,313

Comprehensive earnings attributable to noncontrolling interest:
Net earnings	(244)	–
Foreign currency translation adjustments	276	–

Comprehensive earnings attributable to W.W. Grainger, Inc.	$118,325	$80,313

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

ASSETS	March 31, 2010	Dec. 31, 2009
CURRENT ASSETS
Cash and cash equivalents	$548,469	$459,871
Accounts receivable (less allowances for doubtful
accounts of $26,872 and $25,850, respectively)	688,628	624,910
Inventories	852,521	889,679
Prepaid expenses and other assets	91,596	88,364
Deferred income taxes	42,494	42,023
Prepaid income taxes	4,115	26,668
Total current assets	2,227,823	2,131,515

PROPERTY, BUILDINGS AND EQUIPMENT	2,276,181	2,266,493
Less accumulated depreciation and amortization	1,336,743	1,313,222
Property, buildings and equipment – net	939,438	953,271

DEFERRED INCOME TAXES	71,654	79,472

INVESTMENT IN UNCONSOLIDATED ENTITIES	3,533	3,508

GOODWILL	356,159	351,182

OTHER ASSETS AND INTANGIBLES – NET	212,168	207,384

TOTAL ASSETS	$3,810,775	$3,726,332

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY	March 31, 2010	Dec. 31, 2009

CURRENT LIABILITIES
Short-term debt	$35,247	$34,780
Current maturities of long-term debt	57,295	53,128
Trade accounts payable	314,039	300,791
Accrued compensation and benefits	149,631	135,323
Accrued contributions to employees’ profit sharing plans	31,402	121,895
Accrued expenses	103,421	124,150
Income taxes payable	42,873	6,732
Total current liabilities	733,908	776,799

LONG-TERM DEBT (less current maturities)	425,000	437,500

DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	62,560	62,215

ACCRUED EMPLOYMENT-RELATED BENEFITS COSTS	230,603	222,619

SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	–	–
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	54,830	54,830
Additional contributed capital	603,641	596,358
Retained earnings	4,031,606	3,966,508
Accumulated other comprehensive earnings	31,526	12,374
Treasury stock, at cost – 36,763,434 and 37,382,703 shares, respectively	(2,426,532)	(2,466,350)
Total W.W. Grainger, Inc. shareholders’ equity	2,295,071	2,163,720
NONCONTROLLING INTEREST	63,633	63,479

Total shareholders' equity	2,358,704	2,227,199

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,810,775	$3,726,332

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$99,417	$96,378
Provision for losses on accounts receivable	3,369	4,082
Deferred income taxes and tax uncertainties	2,995	(7,739)
Depreciation and amortization	35,849	33,633
Stock-based compensation	9,134	9,508
Change in operating assets and liabilities – net of business acquisition
(Increase) decrease in accounts receivable	(62,976)	23,310
(Increase) decrease in inventories	44,520	47,243
(Increase) decrease in prepaid expenses and other assets	19,890	19,432
Increase (decrease) in trade accounts payable	11,737	(34,990)
Increase (decrease) in other current liabilities	(93,522)	(181,657)
Increase (decrease) in current income taxes payable	35,922	35,054
Increase (decrease) in accrued employment-related benefits cost	7,748	496
Other – net	(892)	(2,234)

Net cash provided by operating activities	113,191	42,516

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment – net of dispositions	(13,819)	(28,407)
Net cash paid for business acquisition and other investments	(9,072)	24

Net cash used in investing activities	$(22,891)	$(28,383)

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands of dollars)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	$12,981	$1,707
Payments against line of credit	(12,494)	(869)
Payment of long-term debt	(8,333)	–
Stock options exercised	31,875	5,689
Excess tax benefits from stock-based compensation	9,193	797
Purchase of treasury stock	(6,364)	(127,696)
Cash dividends paid	(34,075)	(30,615)

Net cash used in financing activities	(7,217)	(150,987)

Exchange rate effect on cash and cash equivalents	5,515	(1,866)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	88,598	(138,720)

Cash and cash equivalents at beginning of year	459,871	396,290

Cash and cash equivalents at end of period	$548,469	$257,570

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BACKGROUND AND BASIS OF PRESENTATION

W.W. Grainger, Inc. is a broad line distributor of maintenance, repair and operating supplies, and other related products and services used by businesses and institutions.  W.W. Grainger Inc.’s operations are primarily in the United States and Canada, with an expanding presence in Asia and Latin America.  In this report, the words “Company” or “Grainger” mean W.W. Grainger, Inc. and its subsidiaries.

The Condensed Consolidated Financial Statements of the Company and the related notes are unaudited and should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

The Condensed Consolidated Balance Sheet as of December 31, 2009, has been derived from the audited consolidated financial statements at that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information reflects all adjustments (primarily consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the statements contained herein.

2.  DIVIDEND

On April 28, 2010, the Company’s Board of Directors declared a quarterly dividend of 54 cents per share, payable June 1, 2010, to shareholders of record on May 10, 2010.  This represents a 17% increase from the prior quarterly rate of 46 cents per share.

3.  WARRANTY RESERVES

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

	Three Months Ended March 31,
	2010	2009
Beginning balance	$3,238	$3,218
Returns	(2,092)	(2,684)
Provision	2,049	2,643
Ending balance	$3,195	$3,177

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

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components (in thousands of dollars):

	Three Months Ended March 31,
	2010	2009
Service cost	$3,573	$3,076
Interest cost	3,213	2,683
Expected return on assets	(1,109)	(850)
Amortization of transition asset	(35)	(36)
Amortization of unrecognized losses	912	1,034
Amortization of prior service credits	(124)	(289)
Net periodic benefit costs	$6,430	$5,618

The Company has established a Group Benefit Trust to fund the plan and process benefit payments.  The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended.  There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC.  During the three months ended March 31, 2010, the Company contributed $0.8 million to the trust.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.  SEGMENT INFORMATION

The Company has two reportable segments:  the United States and Canada.  The United States segment reflects the results of Grainger's US operating segment.  The Canada segment reflects the results for Acklands – Grainger Inc., the Company’s Canadian operating segment.  Other Businesses include the following non-material operating segments:  MonotaRO Co., Ltd. (Japan), Grainger, S.A. de C.V. (Mexico), Grainger Industrial Supply India Private Limited (India), Grainger Caribe Inc. (Puerto Rico), Grainger China LLC (China) and Grainger Panama S.A. (Panama).  Operating segments generate revenue almost exclusively through the distribution of maintenance, repair and operating supplies as service revenues account for less than 1% of total revenues for each operating segment.  Following is a summary of segment results (in thousands of dollars):

	Three Months Ended March 31, 2010
	United States	Canada	Other Businesses	Total
Total net sales	$1,408,141	$194,139	$80,921	$1,683,201
Intersegment net sales	(10,706)	(26)	(115)	(10,847)
Net sales to external customers	$1,397,435	$194,113	$80,806	$1,672,354

Segment operating earnings (losses)	$201,615	$6,314	$(82)	$207,847

	Three Months Ended March 31, 2009
	United States	Canada	Other Businesses	Total
Total net sales	$1,308,737	$143,795	$22,532	$1,475,064
Intersegment net sales	(9,693)	(12)	(111)	(9,816)
Net sales to external customers	$1,299,044	$143,783	$22,421	$1,465,248

Segment operating earnings (losses)	$173,185	$5,954	$(2,934)	$176,205

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	United States	Canada	Other Businesses	Total
Segment assets:
March 31, 2010	$2,254,158	$580,524	$338,811	$3,173,493

December 31, 2009	$2,281,731	$545,866	$333,955	$3,161,552

Following are reconciliations of segment information with the consolidated totals per the financial statements (in thousands of dollars):

	Three Months Ended March 31,
	2010	2009
Operating earnings:
Total operating earnings for operating segments	$207,847	$176,205
Unallocated expenses and eliminations	(24,962)	(16,991)
Total consolidated operating earnings	$182,885	$159,214

	March 31, 2010	Dec. 31, 2009
Assets:
Total assets for operating segments	$3,173,493	$3,161,552
Unallocated assets	637,282	564,780
Total consolidated assets	$3,810,775	$3,726,332

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

Unallocated expenses increased $8.0 million for the first three months of 2010 primarily due to higher bonus and profit sharing accruals.

Unallocated assets increased $72.5 million since December 31, 2009 primarily due to the Company’s higher cash balance.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):

	Three Months Ended March 31,
	2010	2009
Net earnings as reported	$99,173	$96,378

Less: Distributed earnings available to participating securities	(734)	(690)

Less: Undistributed earnings available to participating securities	(1,468)	(1,552)

Numerator for basic earnings per share – Undistributed and distributed earnings available to common shareholders	$96,971	$94,136

Add: Undistributed earnings allocated to participating securities	1,468	1,552

Less: Undistributed earnings reallocated to participating securities	(1,443)	(1,534)

Numerator for diluted earnings per share – Undistributed and distributed earnings available to common shareholders	$96,996	$94,154

Denominator for basic earnings per share – weighted average shares	72,576,633	74,260,401

Effect of dilutive securities	1,278,048	882,059

Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	73,854,681	75,142,460

Earnings per share two-class method
Basic	$1.34	$1.27
Diluted	$1.31	$1.25

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.  NONCONTROLLING INTEREST

The following table sets forth the effect on W.W. Grainger Inc.’s equity resulting from changes in the Company’s ownership interest in MonotaRO Co., Ltd. (in thousands of dollars):

	Three Months Ended March 31,
	2010	2009
Net earnings attributable to W.W. Grainger, Inc.	$99,173	$96,378

Transfers from the noncontrolling interest:
Increase in W.W. Grainger, Inc. Additional Contributed Capital for MonotaRO Co., Ltd stock option exercises	11	–

Change from net earnings attributable to W.W. Grainger, Inc. and transfer from noncontrolling interest	$99,184	$96,378

8.  CONTINGENCIES AND LEGAL MATTERS

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

As previously reported, the Company received a subpoena dated August 29, 2008 from the United States Postal Service (“USPS”) Office of Inspector General seeking information about the Company’s pricing compliance under the Company’s contract with the USPS covering the sale of certain Maintenance Repair and Operating Supplies (the “MRO Contract”).  The Company has provided responsive information to the USPS but no substantive discussions have yet begun.

As previously reported, the Company received a subpoena dated June 30, 2009, from the USPS Office of Inspector General seeking information about the Company’s pricing practices and compliance under the Company's contract with the USPS covering the sale of certain janitorial and custodial items (the “Custodial Contract”).  The Company has provided responsive information to the USPS but no substantive discussions have yet begun.

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

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Item 2.
Overview
General
Grainger is a broad line distributor of maintenance, repair and operating supplies, and other related products and services used by businesses and institutions.  W.W. Grainger Inc.’s operations are primarily in the United States and Canada, with an expanding presence in Asia and Latin America.  Grainger uses a multichannel business model to provide customers with a range of options for finding and purchasing products utilizing sales representatives, direct marketing materials and catalogs.  Grainger serves approximately 2.0 million customers through a network of highly integrated branches, distribution centers and multiple Web sites.

Grainger’s two reportable segments are the United States and Canada.  The United States segment reflects the results of Grainger's US operating segment.  The Canada segment reflects the results for Acklands – Grainger Inc., Grainger’s Canadian operating segment.  Other Businesses include the following non-material operating segments:  MonotaRO Co., Ltd. (Japan), Grainger, S.A. de C.V. (Mexico), Grainger Industrial Supply India Private Limited (India), Grainger Caribe Inc. (Puerto Rico), Grainger China LLC (China) and Grainger Panama S.A. (Panama).

Business Environment
Several economic factors and industry trends tend to shape Grainger’s business environment.  The overall economy and leading economic indicators provide insight into anticipated economic factors for the near term and help in forming the development of projections for the rest of the year.  Historically, Grainger’s sales trends have tended to correlate with industrial production and non-farm payrolls.  According to the Federal Reserve, overall industrial production increased 4.0% from March 2009 to March 2010.  The improvement in the economy has positively affected Grainger’s sales growth for the first quarter of 2010.

In April 2010, Consensus Forecast-USA projected 2010 Industrial Production and GDP growth for the United States of 4.9% and 3.2%, respectively.  In April 2010, Consensus Forecast-USA projected a GDP growth of 3.2% for Canada.

The light and heavy manufacturing customer sectors have historically correlated with manufacturing employment levels and manufacturing output.  Manufacturing output increased 4.6% from March 2009 to March 2010 while manufacturing employment levels decreased 5.2%.  Grainger’s heavy and light manufacturing customer sectors outperformed these indicators as sales to these sectors increased in the low double digits for the three months ended March 31, 2010.

Outlook
Grainger has continued to see signs of improvement in the overall economy as sales growth increased 14 percent for the first three months of 2010, although job growth is still expected to continue to lag the economic recovery.  Grainger initially expected positive sales growth in 2010 of 6 to 10 percent realized through the impact of acquisitions made in 2009, favorable foreign exchange rates and organic growth.  However, with the continued signs of strengthening in the United States, Canadian and Mexican economies, Grainger raised 2010 sales growth guidance on April 14, 2010 to a range of 9 to 12 percent.  Earnings per share guidance for 2010 was also raised to a range from $5.70 to $6.10, which excludes a charge for the effect of the healthcare legislation and a benefit that resulted from a paid time off policy change.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability

Grainger completed one acquisition in the first quarter of 2010 and several acquisitions throughout 2009, all of which were immaterial individually, and in the aggregate.  Grainger’s operating results have included the results of each business acquired since the respective acquisition dates.

Results of Operations – Three Months Ended March 31, 2010
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Three Months Ended March 31,
	As a Percent of Net Sales		Percent Increase (Decrease)
	2010	2009
Net sales	100.0%	100.0%	14.1%
Cost of merchandise sold	57.8	57.0	15.6
Gross profit	42.2	43.0	12.1
Operating expenses	31.3	32.1	11.2
Operating earnings	10.9	10.9	14.9
Other income (expense)	(0.1)	(0.1)	154.0
Income taxes	4.9	4.2	31.4
Noncontrolling interest	0.0	0.0	–
Net earnings attributable to W.W. Grainger, Inc.	5.9%	6.6%	2.9%

Grainger’s net sales of $1,672.4 million for the first quarter of 2010 increased 14.1% compared with sales of $1,465.2 million for the comparable 2009 quarter.  For the quarter, approximately 6 percentage points of the sales growth came from an increase in volume and approximately 5 percentage points of the sales growth came from business acquisitions.  In addition, sales were positively affected by 3 percentage points due to foreign exchange.  Sales in all customer segments increased for the first quarter of 2010, except the contractor customer sector which was down in the mid-single digits. The overall increase in net sales was led by a low double-digit increase in the heavy and light manufacturing customer sectors, followed by a mid-single digit increase in the government and commercial customer sectors.  Refer to the Segment Analysis below for further details.

Gross profit of $705.7 million for the first quarter of 2010 increased 12.1%.  The gross profit margin during the first quarter of 2010 decreased 0.8 percentage point when compared to the same period in 2009, primarily driven by faster sales growth from the lower margin international businesses and by an increase in sales to large customers which are generally at lower margins.  Grainger expects both of these trends to continue.

Operating expenses of $522.9 million for the first quarter of 2010 increased 11.2%.  Operating expenses increased primarily due to higher commissions tied to sales growth and higher bonus and profit sharing accruals due to improved Company performance, partially offset by a $10.3 million benefit that resulted from a paid time off policy change, which reduced the related liability.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings for the first quarter of 2010 were $182.9 million, an increase of 14.9% compared to the first quarter of 2009.  The increase in operating earnings was primarily due to the increase in sales combined with operating expenses, which increased at a slower rate than sales.  These declines were partially offset by a decrease in gross profit margin.

Net earnings for the first quarter of 2010 increased by 2.9% to $99.2 million from $96.4 million in the first quarter of 2009.  The increase in net earnings for the quarter primarily resulted from an increase in operating earnings.  Diluted earnings per share of $1.31 in the first quarter of 2010 were 4.8% higher than the $1.25 for the first quarter of 2009 due to increased net earnings and fewer shares outstanding.  Grainger recorded a non-cash charge of $11.2 million, or $0.15 cents per share, during the first quarter of 2010 to write down a deferred income tax asset following the passage of the Patient Protection and Affordable Care Act.  Grainger also recognized a $10.3 million benefit that resulted from a paid time off policy change, which reduced the related liability and which positively benefited earnings per share by $0.08 cents.  Excluding these items, earnings per share would have been $1.38 or 10.4% higher than the first quarter of 2009.

Segment Analysis
The following comments at the segment and business unit level include external and intersegment net sales and operating earnings.  See Note 5 to the Condensed Consolidated Financial Statements.

United States
Net sales were $1,408.1 million for the first quarter of 2010, an increase of $99.4 million, or 7.6%, when compared with net sales of $1,308.7 million for the same period in 2009.  Sales in all customer segments increased for the first quarter of 2010, except the contractor customer sector which was down in the mid-single digits.  The overall increase in net sales was led by a low double-digit increase in the heavy and light manufacturing customer sectors, followed by a mid-single digit increase in the government and commercial customer sectors.

Beginning in 2006, Grainger has added approximately 234,000 new products to supplement the plumbing, fastener, material handling and security product lines as part of the business’ ongoing product line expansion initiative.  The most recent catalog, issued in February 2010, offers a total of 307,000 products, an increase of 70,000 products over the 2009 catalog.  Grainger will continue to expand the product line throughout the year and anticipates having almost 365,000 products in the 2011 catalog.

The segment gross profit margin was essentially flat in the 2010 first quarter over the comparable quarter of 2009.  The gross profit margin benefited from price increases exceeding product cost increases, which was offset by an increase in sales to large customers which are generally at lower margins, something Grainger expects to continue.

Operating expenses in this segment were up 4.2% in the first quarter of 2010 versus the first quarter of 2009.  Operating expenses increased primarily due to higher commissions tied to sales growth and higher bonus and profit sharing accruals due to improved Company performance, partially offset by the benefit that resulted from a paid time off policy change, which reduced the related liability.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For the segment, operating earnings of $201.6 million for the first quarter of 2010 increased 16.4% from $173.2 million for the first quarter of 2009.  The improvement in operating earnings for the quarter was primarily due to an increase in net sales, and operating expenses which increased at a slower rate than sales.

Canada
Net sales were $194.1 million for the first quarter of 2010, an increase of $50.3 million, or 35.0%, when compared with $143.8 million for the same period in 2009.  In local currency, daily sales increased 12.7% for the quarter.  The increase in net sales was led by growth in the oil and gas, agriculture and mining, utilities and forestry customer sectors, partially offset by weakness in sales to the government.

The gross profit margin decreased 0.5 percentage point in the 2010 first quarter versus the first quarter of 2009 due to sales to large customers which typically have lower margins, and which were particularly strong in the quarter.

Operating expenses were up 36.5% in the first quarter of 2010 versus the first quarter of 2009.  In local currency, operating expenses increased 14.2% primarily due to increased commissions and bonus accruals, and other non-payroll related expenses.  These other non-payroll related expenses included higher travel and entertainment and higher advertising due to the sponsorship of the Winter Olympic Games in Vancouver.

Operating earnings of $6.3 million for the first quarter of 2010 were up $0.4 million, or 6.0% over the first quarter of 2009.  In local currency, operating earnings declined 11.6% in the first quarter of 2010 over the same period in 2009.  The decline in earnings was primarily due to the decline in gross profit margin, and an increase in operating expenses which grew at a faster rate than sales.

Other Businesses
Net sales for other businesses, which include Japan, Mexico, India, Puerto Rico, China and Panama, increased 259.1% for the first quarter of 2010 when compared to the same period in 2009.  The sales increase was due to the inclusion of results for Japan after obtaining a controlling interest in September 2009, along with strong contributions from Mexico and China.  Operating results for other businesses were breakeven for the first quarter of 2010, or a 97.2% improvement over operating losses of $2.9 million in the first quarter 2009.

Other Income and Expense
Other income and expense was expense of $1.9 million in the first quarter of 2010, an increase of $1.1 million compared to $0.7 million of expense in the first quarter of 2009.  The decrease in other non-operating income in the first quarter of 2010 was primarily due to higher foreign currency transaction gains during the first quarter of 2009.

Income Taxes
Grainger’s effective income tax rates were 45.1% and 39.2% for the first quarter of 2010 and 2009, respectively.  The increase in the effective rate is due to the write-down of the deferred tax asset related to the tax treatment of the Medicare Part D Subsidy retiree healthcare benefit following the passage of the Patient Protection and Affordable Care Act.  Excluding the effect of this charge, the effective tax rate for the first quarter of 2010 was 39.3%.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition
For the three months ended March 31, 2010, working capital of $1,493.9 million increased by $139.2 million when compared to $1,354.7 million at December 31, 2009.  The increase in working capital primarily relates to higher cash and accounts receivable balances.  The ratio of current assets to current liabilities increased to 3.0 at March 31, 2010, versus 2.7 at December 31, 2009.

Net cash provided by operating activities was $113.2 million and $42.5 million for the three months ended March 31, 2010 and 2009, respectively.  Net cash flows from operating activities serve as Grainger’s primary source to fund its growth initiatives.  Contributing to cash flows from operations were net earnings in the three months ended March 31, 2010 of $99.4 million and the effect of non-cash expenses such as depreciation and amortization.  Partially offsetting these amounts were changes in operating assets and liabilities, which resulted in a net use of cash of $36.7 million for the first three months of 2010.

Net cash used in investing activities was $22.9 million and $28.4 million for the three months ended March 31, 2010 and 2009, respectively.  Cash expended for additions to property, buildings, equipment and capitalized software was $13.8 million in the first three months of 2010 versus $28.5 million in the first three months of 2009.  Capital expenditures in 2010 included funding of infrastructure improvement projects in the distribution centers in the United States, Canada and Mexico.

Net cash used in financing activities was $7.2 million and $151.0 million for the three months ended March 31, 2010 and 2009, respectively.  The $143.8 million difference in cash used in financing activities for the three months ended March 31, 2010 was due primarily to lower treasury share repurchases.  Cash paid for treasury stock purchases was $6.4 million for the first three months of 2010 versus $127.7 million for the first three months of 2009.  Grainger also used cash in financing activities to pay dividends to shareholders of $34.1 million and $30.6 million for the first three months of 2010 and 2009, respectively.

Grainger maintains a debt ratio and liquidity position that provide flexibility in funding working capital needs and long-term cash requirements.  In addition to internally generated funds, Grainger has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit.  Total debt as a percent of total capitalization was 18.0% at March 31, 2010, and 19.1% at December 31, 2009.

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

Accounting policies are considered critical when they require management to make assumptions about matters that are uncertain at the time the estimate is made and when different estimates than those management reasonably could have made have a material impact on the presentation of Grainger’s financial condition, changes in financial condition or results of operations.  For a description of Grainger’s critical accounting policies see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Forward-Looking Statements
This Form 10-Q contains statements that are not historical in nature but concern future results and business plans, strategies and objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws.  Grainger has generally identified such forward-looking statements by using words such as “anticipated, anticipates, believes, continue, continue to expand, continued, continues to believe it complies, could, earnings per share guidance, expected, expects, had potentially, intended, intends, may, projected, projections, range, sales growth guidance, should, tended, timing and outcome are uncertain, and will" or similar expressions.

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

W.W. Grainger, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Grainger’s internal control over financial reporting that occurred during the first three months that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

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

W.W. Grainger, Inc. and Subsidiaries

As previously reported, the Company received a subpoena dated August 29, 2008 from the United States Postal Service (“USPS”) Office of Inspector General seeking information about the Company’s pricing compliance under the Company’s contract with the USPS covering the sale of certain Maintenance Repair and Operating Supplies (the “MRO Contract”).  The Company has provided responsive information to the USPS but no substantive discussions have yet begun.

As previously reported, the Company received a subpoena dated June 30, 2009, from the USPS Office of Inspector General seeking information about the Company’s pricing practices and compliance under the Company's contract with the USPS covering the sale of certain janitorial and custodial items (the “Custodial Contract”).  The Company has provided responsive information to the USPS but no substantive discussions have yet begun.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities –  First Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

Jan. 1 – Jan. 31	3,014	–	–	3,080,472	shares

Feb. 1 – Feb. 28	–	–	–	3,080,472	shares

March 1 – March 31	–	–	–	3,080,472	shares

Total	3,014	–	–

(A)	There were 3,014 shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

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

Item 4.        Removed and Reserved

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

W.W. Grainger, Inc.
(Registrant)
Date: April 29, 2010	By:	/s/ R. L. Jadin
R. L. Jadin, Senior Vice President and Chief Financial Officer
Date: April 29, 2010	By:	/s/ G. S. Irving
G. S. Irving, Vice President and Controller