Form 10-Q
period 2010-06-30
GRAINGER W W INC
filed 2010-07-29
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
        Yes [  ]  No [X]

There were 70,959,604 shares of the Company’s Common Stock outstanding as of June 30, 2010.

TABLE OF CONTENTS
		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the Three and Six Months Ended June 30, 2010 and 2009	3

	Condensed Consolidated Statements of Comprehensive Earnings for the Three and Six Months Ended June 30, 2010 and 2009	4

	Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	5 – 6

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	7 – 8

	Notes to Condensed Consolidated Financial Statements	9 – 16

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	17 – 25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	26 – 27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.	Exhibits	28

Signatures		29

EXHIBITS

Exhibits 31 & 32	Certifications

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$1,783,696	$1,533,263	$3,456,050	$2,998,511

Cost of merchandise sold	1,036,610	908,295	2,003,222	1,744,128

Gross profit	747,086	624,968	1,452,828	1,254,383

Warehousing, marketing and administrative expenses	532,171	471,039	1,055,028	941,240

Operating earnings	214,915	153,929	397,800	313,143

Other income and (expense):
Interest income	280	273	521	674
Interest expense	(2,220)	(2,318)	(4,250)	(4,536)
Equity in net income (loss) of unconsolidated entities – net	(171)	707	(251)	783
Other non-operating income	539	234	966	237
Other non-operating expense	(547)	(1,199)	(1,000)	(207)
Total other income and (expense)	(2,119)	(2,303)	(4,014)	(3,049)

Earnings before income taxes	212,796	151,626	393,786	310,094

Income taxes	83,129	59,160	164,702	121,250

Net earnings	129,667	92,466	229,084	$188,844

Less: Earnings attributable to noncontrolling interest	590	–	834	–

Net earnings attributable to W.W. Grainger, Inc.	$129,077	$92,466	$228,250	$188,844

Earnings per share:
Basic	$1.76	$1.23	$3.10	$2.50

Diluted	$1.73	$1.21	$3.04	$2.46

Weighted average number of shares outstanding:
Basic	71,691,961	73,443,360	72,128,117	73,852,588

Diluted	72,931,206	74,558,636	73,386,284	74,853,304

Cash dividends paid per share	$0.54	$0.46	$1.00	$0.86

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net earnings	$129,667	$92,466	$229,084	$188,844

Other comprehensive earnings (losses):

Foreign currency translation adjustments, net of tax benefit (expense) of $2,813, $(4,135), $519, and $(2,351) respectively	(17,113)	34,022	1,763	17,957

Comprehensive earnings	112,554	126,488	$230,847	$206,801

Less: Comprehensive earnings attributable to noncontrolling interest:
Net earnings	590	–	834	–
Foreign currency translation adjustments	3,430	–	3,154	–

Comprehensive earnings attributable to W.W. Grainger, Inc.	$108,534	$126,488	$226,859	$206,801

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)

ASSETS	June 30, 2010 (Unaudited)	Dec. 31, 2009
CURRENT ASSETS
Cash and cash equivalents	$388,057	$459,871
Accounts receivable (less allowances for doubtful
accounts of $24,880 and $25,850, respectively)	725,196	624,910
Inventories	867,303	889,679
Prepaid expenses and other assets	83,111	88,364
Deferred income taxes	43,028	42,023
Prepaid income taxes	15,753	26,668
Total current assets	2,122,448	2,131,515

PROPERTY, BUILDINGS AND EQUIPMENT	2,292,721	2,266,493
Less accumulated depreciation and amortization	1,358,066	1,313,222
Property, buildings and equipment – net	934,655	953,271

DEFERRED INCOME TAXES	84,343	79,472

INVESTMENT IN UNCONSOLIDATED ENTITIES	3,110	3,508

GOODWILL	379,146	351,182

OTHER ASSETS AND INTANGIBLES – NET	208,226	207,384

TOTAL ASSETS	$3,731,928	$3,726,332

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except for share and per share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY	June 30, 2010 (Unaudited)	Dec. 31, 2009

CURRENT LIABILITIES
Short-term debt	$38,329	$34,780
Current maturities of long-term debt	57,311	53,128
Trade accounts payable	347,505	300,791
Accrued compensation and benefits	174,217	135,323
Accrued contributions to employees’ profit sharing plans	66,867	121,895
Accrued expenses	112,515	124,150
Income taxes payable	1,766	6,732
Total current liabilities	798,510	776,799

LONG-TERM DEBT (less current maturities)	412,711	437,500

DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	64,263	62,215

ACCRUED EMPLOYMENT-RELATED BENEFITS COSTS	236,228	222,619

SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	–	–
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	54,830	54,830
Additional contributed capital	612,822	596,358
Retained earnings	4,121,239	3,966,508
Accumulated other comprehensive earnings	10,983	12,374
Treasury stock, at cost – 38,699,615 and 37,382,703 shares, respectively	(2,655,056)	(2,466,350)
Total W.W. Grainger, Inc. shareholders’ equity	2,144,818	2,163,720
NONCONTROLLING INTEREST	75,398	63,479

Total shareholders' equity	2,220,216	2,227,199

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,731,928	$3,726,332

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$229,084	$188,844
Provision for losses on accounts receivable	3,437	8,237
Deferred income taxes and tax uncertainties	(5,713)	(14,404)
Depreciation and amortization	71,901	68,505
Stock-based compensation	25,964	24,841
Change in operating assets and liabilities – net of business acquisitions
(Increase) decrease in accounts receivable	(99,770)	6,618
(Increase) decrease in inventories	28,396	120,528
(Increase) decrease in prepaid expenses and other assets	17,596	24,004
Increase (decrease) in trade accounts payable	47,332	(41,776)
Increase (decrease) in other current liabilities	(40,252)	(163,188)
Increase (decrease) in current income taxes payable	(5,173)	878
Increase (decrease) in accrued employment-related benefits cost	13,373	11,730
Other – net	109	(2,207)

Net cash provided by operating activities	286,284	232,610

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment – net of dispositions	(26,942)	(51,904)
Net cash (paid for) acquired in business acquisitions and other investments	(41,046)	2,293

Net cash used in investing activities	$(67,988)	$(49,611)

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands of dollars)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	12,067	2,996
Payments against lines of credit	(7,835)	(816)
Payment of long-term debt	(20,606)	–
Stock options exercised	46,112	21,476
Excess tax benefits from stock-based compensation	14,317	5,412
Purchase of treasury stock	(256,503)	(127,696)
Cash dividends paid	(74,628)	(65,174)

Net cash used in financing activities	(287,076)	(163,802)

Exchange rate effect on cash and cash equivalents	(3,034)	804

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(71,814)	20,001

Cash and cash equivalents at beginning of year	459,871	396,290

Cash and cash equivalents at end of period	$388,057	$416,291

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       BACKGROUND AND BASIS OF PRESENTATION

W.W. Grainger, Inc. is a broad line distributor of maintenance, repair and operating supplies, and other related products and services used by businesses and institutions.  W.W. Grainger, Inc.’s operations are primarily in the United States and Canada, with an expanding presence in Asia and Latin America.  In this report, the words “Company” or “Grainger” mean W.W. Grainger, Inc. and its subsidiaries.

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

2.       DIVIDEND

On July 28, 2010, the Company’s Board of Directors declared a quarterly dividend of 54 cents per share, payable September 1, 2010, to shareholders of record on August 9, 2010.

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

	Six Months Ended June 30,
	2010	2009
Beginning balance	$3,238	$3,218
Returns	(5,144)	(5,626)
Provision	5,303	5,550
Ending balance	$3,397	$3,142

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

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$3,573	$3,076	$7,146	$6,152
Interest cost	3,213	2,682	6,426	5,365
Expected return on assets	(1,108)	(851)	(2,217)	(1,701)
Amortization of transition asset	(36)	(35)	(71)	(71)
Amortization of unrecognized losses	912	1,033	1,824	2,067
Amortization of prior service credits	(123)	(318)	(247)	(607)
Net periodic benefit costs	$6,431	$5,587	$12,861	$11,205

The Company has established a Group Benefit Trust to fund the plan and process benefit payments.  The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended.  There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC.  During the three and six months ended June 30, 2010, the Company contributed $1.1 million and $1.9 million, respectively, to the trust.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.       SEGMENT INFORMATION

The Company has two reportable segments:  the United States and Canada.  The United States segment reflects the results of Grainger’s US operating segment.  The Canada segment reflects the results for Acklands – Grainger Inc., the Company’s Canadian operating segment.  Other Businesses include the following operating segments which are not material individually and in the aggregate:  MonotaRO Co., Ltd. (Japan), Grainger, S.A. de C.V. (Mexico), Grainger Industrial Supply India Private Limited (India), Grainger Caribe Inc. (Puerto Rico), Grainger China LLC (China) and Grainger Panama S.A. (Panama).  Operating segments generate revenue almost exclusively through the distribution of maintenance, repair and operating supplies as service revenues account for less than 1% of total revenues for each operating segment.  Following is a summary of segment results (in thousands of dollars):

	Three Months Ended June 30, 2010
	United States	Canada	Other Businesses	Total
Total net sales	$1,497,424	$207,852	$90,818	$1,796,094
Intersegment net sales	(12,264)	(28)	(106)	(12,398)
Net sales to external customers	$1,485,160	$207,824	$90,712	$1,783,696

Segment operating earnings	$231,027	$12,698	$1,934	$245,659

	Three Months Ended June 30, 2009
	United States	Canada	Other Businesses	Total
Total net sales	$1,353,795	$160,724	$27,901	$1,542,420
Intersegment net sales	(8,957)	(81)	(119)	(9,157)
Net sales to external customers	$1,344,838	$160,643	$27,782	$1,533,263

Segment operating earnings (losses)	$176,533	$9,740	$(3,284)	$182,989

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2010
	United States	Canada	Other Businesses	Total
Total net sales	$2,905,565	$401,991	$171,739	$3,479,295
Intersegment net sales	(22,970)	(54)	(221)	(23,245)
Net sales to external customers	$2,882,595	$401,937	$171,518	$3,456,050

Segment operating earnings	$432,642	$19,012	$1,852	$453,506

	Six Months Ended June 30, 2009
	United States	Canada	Other Businesses	Total
Total net sales	$2,662,532	$304,519	$50,433	$3,017,484
Intersegment net sales	(18,650)	(93)	(230)	(18,973)
Net sales to external customers	$2,643,882	$304,426	$50,203	$2,998,511

Segment operating earnings (losses)	$349,718	$15,694	$(6,218)	$359,194

	United States	Canada	Other Businesses	Total
Segment assets:
June 30, 2010	$2,257,606	$556,312	$391,738	$3,205,656

December 31, 2009	$2,281,731	$545,866	$333,955	$3,161,552

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Following are reconciliations of segment information with the consolidated totals per the financial statements (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating earnings:
Total operating earnings for operating segments	$245,659	$182,989	$453,506	$359,194
Unallocated expenses and eliminations	(30,744)	(29,060)	(55,706)	(46,051)
Total consolidated operating earnings	$214,915	$153,929	$397,800	$313,143

	June 30, 2010	Dec. 31, 2009
Assets:
Total assets for operating segments	$3,205,656	$3,161,552
Unallocated assets	526,272	564,780
Total consolidated assets	$3,731,928	$3,726,332

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

Unallocated expenses increased $9.7 million for the six months of 2010 primarily due to higher bonus and profit sharing expense.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net earnings as reported	$129,077	$92,466	$228,250	$188,844

Less: Distributed earnings available to participating securities	(654)	(750)	(1,389)	(1,440)

Less: Undistributed earnings available to participating securities	(2,076)	(1,413)	(3,536)	(2,968)

Numerator for basic earnings per share – Undistributed and distributed earnings available to common shareholders	$126,347	$90,303	$223,325	$184,436

Add: Undistributed earnings allocated to participating securities	2,076	1,413	3,536	2,968

Less: Undistributed earnings reallocated to participating securities	(2,042)	(1,392)	(3,477)	(2,929)

Numerator for diluted earnings per share – Undistributed and distributed earnings available to common shareholders	$126,381	$90,324	$223,384	$184,475

Denominator for basic earnings per share – weighted average shares	71,691,961	73,443,360	72,128,117	73,852,588

Effect of dilutive securities	1,239,245	1,115,276	1,258,167	1,000,716

Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	72,931,206	74,558,636	73,386,284	74,853,304

Earnings per share Two-class method
Basic	$1.76	$1.23	$3.10	$2.50
Diluted	$1.73	$1.21	$3.04	$2.46

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.       NONCONTROLLING INTEREST

The following table sets forth the effects on W.W. Grainger, Inc.’s equity resulting from changes in noncontrolling interest (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net earnings attributable to W.W. Grainger, Inc.	$129,077	$92,466	$228,250	$188,844

Transfers from the noncontrolling interest:
Increase in W.W. Grainger, Inc. Additional Contributed Capital for MonotaRO Co., Ltd. stock option exercises	34	–	45	–
Decrease in W.W. Grainger, Inc. Additional Contributed Capital for MonotaRO Co., Ltd. treasury share purchases	(443)	–	(443)	–

Change from net earnings attributable to W.W. Grainger, Inc. and transfer from noncontrolling interest	$128,668	$92,466	$227,852	$188,844

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

As previously reported, the Company received a subpoena dated August 29, 2008 from the United States Postal Service (“USPS”) Office of Inspector General seeking information about the Company’s pricing compliance under the Company’s contract with the USPS covering the sale of certain Maintenance Repair and Operating Supplies (the “MRO Contract”).  The Company has provided responsive information to the USPS and discussions relating to the Company’s compliance with the pricing provisions are ongoing.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As previously reported, the Company received a subpoena dated June 30, 2009, from the USPS Office of Inspector General seeking information about the Company’s pricing practices and compliance under the Company's contract with the USPS covering the sale of certain janitorial and custodial items (the “Custodial Contract”).  The Company has provided responsive information to the USPS and discussions relating to the Company’s pricing practices and compliance with the pricing provisions are ongoing.

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

9.       SUBSEQUENT EVENT

On July 16, 2010, the Company replaced an existing $250 million line of credit with a new $400 million line of credit to be used for general corporate purposes.  There were no borrowings under the existing line of credit.  The new line does not contain any financial performance covenants.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Item 2.
Overview

General
Grainger is a broad line distributor of maintenance, repair and operating supplies, and other related products and services used by businesses and institutions.  W.W. Grainger, Inc.’s operations are primarily in the United States and Canada, with an expanding presence in Asia and Latin America.  Grainger uses a multichannel business model to provide customers with a range of options for finding and purchasing products utilizing sales representatives, direct marketing materials and catalogs.  Grainger serves approximately 2.0 million customers through a network of highly integrated branches, distribution centers and multiple Web sites.

Grainger’s two reportable segments are the United States and Canada.  The United States segment reflects the results of Grainger’s US operating segment.  The Canada segment reflects the results for Acklands – Grainger Inc., Grainger’s Canadian operating segment.  Other Businesses include the following operating segments which are not material individually and in the aggregate:  MonotaRO Co., Ltd. (Japan), Grainger, S.A. de C.V. (Mexico), Grainger Industrial Supply India Private Limited (India), Grainger Caribe Inc. (Puerto Rico), Grainger China LLC (China) and Grainger Panama S.A. (Panama).

Business Environment
Several economic factors and industry trends tend to shape Grainger’s business environment.  The overall economy and leading economic indicators provide insight into anticipated economic factors for the near term and help in forming the development of projections for the rest of the year.  Historically, Grainger’s sales trends have tended to correlate with industrial production and non-farm payrolls.  According to the Federal Reserve, overall industrial production increased 8.2% from June 2009 to June 2010.  The improvement in the economy has positively affected Grainger’s sales growth for the six months of 2010.  In July 2010, Consensus Forecast-USA projected 2010 Industrial Production and GDP growth for the United States of 5.6% and 3.1%, and GDP growth of 3.5% for Canada.

The light and heavy manufacturing customer segments have historically correlated with manufacturing output and employment levels.  Manufacturing output increased 8.3% from June 2009 to June 2010, while manufacturing employment levels were down 1%.  Grainger’s heavy and light manufacturing customer segments outperformed these indicators as sales to these segments increased in the low twenties and low double-digits, respectively, for the second quarter of 2010.  For the six months of 2010, sales to heavy and light manufacturing customers increased in the high teens and low double-digits, respectively.

Outlook
Grainger continues to see signs of improvement in the overall economy as sales growth increased 15 percent for the six months of 2010, however job growth is still expected to continue to lag the economic recovery.  Although there continues to be uncertainty as to the extent and duration of the economic recovery, given the results in the six months of 2010, Grainger raised 2010 sales growth guidance on July 15, 2010 to a range of 12 to 14 percent.  Positive sales growth will be realized through the impact of acquisitions made in 2009, favorable foreign exchange rates and organic growth.  Earnings per share guidance for 2010 was also raised on July 15, 2010 to a range of $6.10 to $6.40, which excludes a charge for the effect of the healthcare legislation and a benefit that resulted from a paid time off policy change.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three Months Ended June 30, 2010

Matters Affecting Comparability
Grainger completed several acquisitions throughout 2009 and 2010, all of which were immaterial individually, and in the aggregate.  Grainger’s operating results have included the results of each business acquired since the respective acquisition dates.

The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Three Months Ended June 30,
	As a Percent of Net Sales		Percent Increase (Decrease)
	2010	2009
Net sales	100.0%	100.0%	16.3%
Cost of merchandise sold	58.1	59.2	14.1
Gross profit	41.9	40.8	19.5
Operating expenses	29.8	30.7	13.0
Operating earnings	12.1	10.1	39.6
Other income (expense)	(0.1)	(0.2)	(8.0)
Income taxes	4.7	3.9	40.5
Noncontrolling interest	0.0	0.0	–
Net earnings attributable to W.W. Grainger, Inc.	7.3%	6.0%	39.6%

Grainger’s net sales of $1,783.7 million for the second quarter of 2010 increased 16.3% compared with sales of $1,533.3 million for the comparable 2009 quarter.  For the quarter, approximately 9 percentage points of the sales growth came from an increase in volume and approximately 5 percentage points of the sales growth came from business acquisitions.  In addition, sales were positively affected by 2 percentage points due to foreign exchange.  Sales of products used to assist with the oil spill clean up in the Gulf of Mexico contributed approximately 1 percentage point to sales growth in the quarter.  This growth was, however, essentially offset by sales in the 2009 second quarter of H1N1-related product that did not repeat.  Sales in all customer segments increased for the second quarter of 2010, except the government and contractor customer segments which were both down in the low single-digits. The overall increase in net sales was led by a low twenty percent increase in the heavy manufacturing customer segment, followed by a high teen increase in the reseller customer segment and a high single-digit increase in the light manufacturing customer segment.  Refer to the Segment Analysis below for further details.

Gross profit of $747.1 million for the second quarter of 2010 increased 19.5% over the second quarter of 2009.  The gross profit margin during the second quarter of 2010 increased 1.1 percentage points when compared to the same period in 2009, primarily driven by price increases exceeding product cost increases and lower freight and handling costs.  Approximately half of the year-over-year increase in gross profit margins resulted from a 3-month free-freight promotion in the 2009 second quarter, which had a negative impact on margins last year.  These improvements were partially offset by faster sales growth from the lower margin international businesses and by an increase in sales to large customers which are generally at lower margins.

Operating expenses of $532.2 million for the second quarter of 2010 increased 13.0% over the second quarter of 2009. Operating expenses increased primarily due to higher commissions, bonus expense and profit sharing due to improved Company performance, partially offset by a $10.3 million benefit that resulted from a paid time off policy change, which reduced the related liability.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings for the second quarter of 2010 were $214.9 million, an increase of 39.6% compared to the second quarter of 2009.  The increase in operating earnings was primarily due to the increase in sales, operating expenses which increased at a slower rate than sales and an improved gross profit margin.

Net earnings for the second quarter of 2010 increased by 39.6% to $129.1 million from $92.5 million in the second quarter of 2009.  The increase in net earnings for the quarter primarily resulted from an increase in operating earnings.  Diluted earnings per share of $1.73 in the second quarter of 2010 were 43.0% higher than the $1.21 for the second quarter of 2009 due to increased net earnings and fewer shares outstanding.  Excluding the benefit for the paid time off policy change, earnings per share would have been $1.65 or 36.4% higher than the second quarter of 2009.

Segment Analysis
The following comments at the segment and business unit level include external and intersegment net sales and operating earnings.  See Note 5 to the Condensed Consolidated Financial Statements.

United States
Net sales were $1,497.4 million for the second quarter of 2010, an increase of $143.6 million, or 10.6%, when compared with net sales of $1,353.8 million for the same period in 2009.  Sales of products used to assist with the oil spill clean up in the Gulf of Mexico contributed approximately 1 percentage point to growth in the quarter, although this contribution was essentially offset by the strong sales of H1N1-related product in the second quarter of 2009 that did not repeat.  Sales in all customer segments increased for the second quarter of 2010, except the government and contractor customer segments which were both down in the low single-digits. The overall increase in net sales was led by a low twenty percent increase in both the heavy manufacturing and reseller customer segments, followed by a high single-digit increase in the light manufacturing customer segment.

Since 2006, approximately 234,000 new products have been added in product areas such as plumbing, fastener, material handling and security product lines as part of the business’ ongoing product line expansion initiative.  The most recent catalog, issued in February 2010, offers a total of 307,000 products, an increase of 70,000 products over the 2009 catalog.  Additional products are being added throughout 2010 and almost 365,000 products are planned to be in the 2011 catalog.

The gross profit margin increased 1.8 percentage points in the 2010 second quarter over the comparable quarter of 2009.  The gross profit margin benefited from price increases exceeding product cost increases and lower freight and handling costs.  Approximately one-third of the year-over-year increase in gross profit margins resulted from a 3-month free-freight promotion in the 2009 second quarter, which had a negative impact on margins last year. These improvements were partially offset by an increase in sales to large customers which are generally at lower margins.

Operating expenses were up 8.2% in the second quarter of 2010 versus the second quarter of 2009.  Operating expenses increased primarily due to higher commissions, bonus expense and profit sharing due to improved Company performance, partially offset by the benefit that resulted from a paid time off policy change, which reduced the related liability.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings of $231.0 million for the second quarter of 2010 increased 30.9% from $176.5 million for the second quarter of 2009.  The improvement in operating earnings for the quarter was primarily due to an increase in net sales and gross profit margin, and operating expenses which increased at a slower rate than sales.

Canada
Net sales were $207.9 million for the second quarter of 2010, an increase of $47.2 million, or 29.3%, when compared with $160.7 million for the same period in 2009.  In local currency, daily sales increased 14.2% for the quarter.  The increase in net sales was led by growth in the oil and gas, heavy manufacturing, agriculture and mining and forestry customer segments, partially offset by weakness in sales to the government.

The gross profit margin increased 2.0 percentage points in the 2010 second quarter versus the second quarter of 2009, primarily driven by lower product costs resulting from the positive effect of foreign currency exchange rates.

Operating expenses were up 38.6% in the second quarter of 2010 versus the second quarter of 2009. In local currency, operating expenses increased 22.2% primarily due to increased payroll and benefits costs including higher commissions and bonus expense, increased volume related headcount, and incremental costs for two acquisitions made during the last 12 months.  Non-payroll related expenses also increased primarily driven by higher occupancy and professional services costs, partially offset by lower bad debt expense.

Operating earnings of $12.7 million for the second quarter of 2010 were up $3.0 million, or 30.4% over the second quarter of 2009.  In local currency, operating earnings increased 15.7% in the second quarter of 2010 over the same period in 2009.  The increase in operating earnings was primarily due to higher net sales and gross profit margins partially offset by operating expenses increasing at a faster rate than sales.

Other Businesses
Net sales for other businesses, which include Japan, Mexico, India, Puerto Rico, China and Panama, increased 225.5% for the second quarter of 2010 when compared to the same period in 2009.  The sales increase was due to the inclusion of results for Japan after obtaining a controlling interest in September 2009, along with strong contributions from Mexico and India.  Operating earnings for other businesses were $1.9 million for the second quarter of 2010, an improvement over operating losses of $3.3 million in the second quarter 2009.

Other Income and Expense
Other income and expense was expense of $2.1 million in the second quarter of 2010 compared to $2.3 million of expense in the second quarter of 2009.  The decrease in other non-operating expense in the second quarter of 2010 was primarily due to higher foreign currency transaction gains.

Income Taxes
Grainger’s effective income tax rates were 39.1% and 39.0% for the second quarter of 2010 and 2009, respectively.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations –  Six Months Ended June 30, 2010

Matters Affecting Comparability
Grainger completed several acquisitions throughout 2009 and 2010, all of which were immaterial individually, and in the aggregate.  Grainger’s operating results have included the results of each business acquired since the respective acquisition dates.

The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Six Months Ended June 30,
	As a Percent of Net Sales		Percent Increase (Decrease)
	2010	2009
Net sales	100.0%	100.0%	15.3%
Cost of merchandise sold	58.0	58.2	14.9
Gross profit	42.0	41.8	15.8
Operating expenses	30.5	31.4	12.1
Operating earnings	11.5	10.4	27.0
Other income (expense)	(0.1)	(0.1)	31.6
Income taxes	4.8	4.0	35.8
Noncontrolling interest	0.0	0.0	–
Net earnings attributable to W.W. Grainger, Inc.	6.6%	6.3%	20.9%

Grainger’s net sales of $3,456.1 million for the six months of 2010 increased 15.3% compared with sales of $2,998.5 million for the comparable 2009 period.  For the six months of 2010, approximately 8 percentage points of the sales growth came from an increase in volume and approximately 5 percentage points came from business acquisitions.  In addition, sales were positively affected by 2 percentage points due to foreign exchange.  Sales in all customer segments increased for the six months of 2010, except the contractor customer segment which was flat.  The overall increase in net sales was led by a low twenty percent increase in the reseller customer segment, followed by a high teen increase in the heavy manufacturing customer segment and a low double-digit increase in the light manufacturing customer segment.  Refer to the Segment Analysis below for further details.

The gross profit margin during the six months of 2010 increased 0.2 percentage point when compared to the same period in 2009, primarily driven by price increases exceeding product cost increases and lower freight and handling costs.  These improvements were partially offset by faster sales growth from the lower margin international businesses and by an increase in sales to large customers which are generally at lower margins.

Operating expenses of $1,055.0 million for the six months of 2010 increased 12.1% over the six months of 2009.  Operating expenses increased primarily due to higher commissions, bonus expense and profit sharing due to improved Company performance, partially offset by a $20.6 million benefit that resulted from a paid time off policy change, which reduced the related liability.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings for the six months of 2010 were $397.8 million, an increase of 27.0% compared to the six months of 2009.  The increase in operating earnings was primarily due to the increase in sales, operating expenses which increased at a slower rate than sales and an improved gross profit margin.

Net earnings for the six months of 2010 increased by 20.9% to $228.3 million from $188.8 million in the six months of 2009.  The increase in net earnings for the six months primarily resulted from an increase in operating earnings.  Diluted earnings per share of $3.04 in the six months of 2010 were 23.6% higher than the $2.46 for the six months of 2009 due to increased net earnings and fewer shares outstanding.  Grainger recorded a non-cash charge of $11.2 million, or $0.15 cents per share, during the first quarter of 2010 to write down a deferred income tax asset related to the tax treatment of the Medicare Part D Subsidy retiree healthcare benefit following the passage of the Patient Protection and Affordable Care Act.  Grainger also recognized a $20.6 million benefit that resulted from a paid time off policy change, which reduced the related liability and which positively benefited earnings per share by $0.17 cents.  Excluding these items, earnings per share would have been $3.02 or 22.8% higher than the six months of 2009.

Segment Analysis
The following comments at the segment and business unit level include external and intersegment net sales and operating earnings.  See Note 5 to the Condensed Consolidated Financial Statements.

United States
Net sales were $2,905.6 million for the six months of 2010, an increase of $243.1 million, or 9.1%, when compared with net sales of $2,662.5 million for the same period in 2009.  Sales in all customer segments increased for the six months of 2010, except the contractor customer segment which was down in the mid single-digits. The overall increase in net sales was led by a mid teen increase in the heavy manufacturing customer segment, followed by a low double-digit increase in both the light manufacturing and reseller customer segments.

Since 2006, approximately 234,000 new products have been added in product areas such as plumbing, fastener, material handling and security product lines as part of the business’ ongoing product line expansion initiative.  The most recent catalog, issued in February 2010, offers a total of 307,000 products, an increase of 70,000 products over the 2009 catalog.  Additional products are being added throughout 2010 and almost 365,000 products are planned to be in the 2011 catalog.

The gross profit margin increased 1.0 percentage point in the 2010 six months over the comparable period of 2009.  The gross profit margin benefited from price increases exceeding product cost increases and lower freight and handling costs.  These improvements were partially offset by an increase in sales to large customers which are generally at lower margins.

Operating expenses were up 6.2% in the six months of 2010 versus the six months of 2009.  Operating expenses increased primarily due to higher commissions, bonus expense and profit sharing due to improved Company performance, partially offset by the benefit that resulted from a paid time off policy change, which reduced the related liability.

Operating earnings of $432.6 million for the six months of 2010 increased 23.7% from $349.7 million for the six months of 2009.  The improvement in operating earnings for the six months of 2010 was primarily due to an increase in net sales and gross profit margin, and operating expenses which increased at a slower rate than sales.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Canada
Net sales were $402.0 million for the six months of 2010, an increase of $97.5 million, or 32.0%, when compared with $304.5 million for the same period in 2009.  In local currency, daily sales increased 13.5% for the six months of 2010. The increase in net sales was led by growth in the oil and gas, agriculture and mining and forestry customer segments, partially offset by weakness in sales to the government.

The gross profit margin increased 0.8 percentage point in the 2010 six months versus the six months of 2009, primarily driven by lower product costs resulting from the positive effect of foreign currency exchange rates.

Operating expenses were up 37.6% in the six months of 2010 versus the six months of 2009. In local currency, operating expenses increased 18.1% primarily due to increased payroll and benefits costs including higher commissions and bonus expense, increased volume related headcount and incremental costs for two acquisitions made over the last 12 months.  Non-payroll related expenses also increased driven by higher travel and entertainment and advertising due to the sponsorship of the Winter Olympic Games and increased occupancy costs, partially offset by lower bad debt expense.

Operating earnings of $19.0 million for the six months of 2010 were up $3.3 million, or 21.1% over the six months of 2009.  In local currency, operating earnings increased 4.9% in the six months of 2010 over the same period in 2009.  The increase in operating earnings was primarily due to higher net sales and the increase in gross profit margin, partially offset by higher operating expenses.

Other Businesses
Net sales for other businesses, which include Japan, Mexico, India, Puerto Rico, China and Panama, increased 240.5% for the six months of 2010 when compared to the same period in 2009.  The net sales increase was due to the inclusion of results for Japan after obtaining a controlling interest in September 2009, along with strong contributions from Mexico and India.  Operating earnings for other businesses were $1.9 million for the six months of 2010, an improvement over operating losses of $6.2 million in the six months 2009.

Other Income and Expense
Other income and expense was expense of $4.0 million in the six months of 2010, an increase of $1.0 million compared to $3.0 million of expense in the six months of 2009.  The increase in other non-operating expense in the six months of 2010 was primarily due to lower equity in net income of unconsolidated entities primarily due to the increase in ownership of MonotaRO Co., Ltd., which is now fully consolidated.

Income Taxes
Grainger’s effective income tax rates were 41.8% and 39.1% for the six months of 2010 and 2009, respectively.  The increase in the effective rate is due to the write-down of the deferred tax asset related to the tax treatment of the Medicare Part D Subsidy retiree healthcare benefit following the passage of the Patient Protection and Affordable Care Act.  Excluding the effect of this charge, the effective tax rate for the six months of 2010 was 39.3%.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition
For the six months ended June 30, 2010, working capital of $1,323.9 million decreased by $30.8 million when compared to $1,354.7 million at December 31, 2009.  The decrease in working capital primarily relates to a lower cash balance.  The ratio of current assets to current liabilities was 2.7 at June 30, 2010, flat to 2.7 at December 31, 2009.

Net cash provided by operating activities was $286.3 million and $232.6 million for the six months ended June 30, 2010 and 2009, respectively.  Net cash flows from operating activities serve as Grainger’s primary source to fund its growth initiatives.  Contributing to cash flows from operations were net earnings in the six months ended June 30, 2010 of $229.1 million and the effect of non-cash expenses such as depreciation and amortization.  Partially offsetting these amounts were changes in operating assets and liabilities, which resulted in a net use of cash of $38.5 million for the six months of 2010.

Net cash used in investing activities was $68.0 million and $49.6 million for the six months ended June 30, 2010 and 2009, respectively.  Net cash expended for additions to property, buildings, equipment and capitalized software was $26.9 million in the six months of 2010 versus $51.9 million in the six months of 2009.  Capital expenditures in 2010 included funding of infrastructure improvement projects in the distribution centers in the United States, Canada and Mexico.  Cash expended for business acquisitions and other investments was $41.0 million for the six months of 2010, versus net cash received in business acquisitions and other investments of $2.3 million for the six months of 2009.

Net cash used in financing activities was $287.1 million and $163.8 million for the six months ended June 30, 2010 and 2009, respectively.  The $123.3 million increase in cash used in financing activities for the six months ended June 30, 2010 was due primarily to higher treasury share repurchases.  Cash paid for treasury stock purchases was $256.5 million for the six months of 2010 versus $127.7 million for the six months of 2009.  Grainger also used cash to pay dividends to shareholders of $74.6 million and $65.2 million for the six months of 2010 and 2009, respectively, and repaid $20.6 million of long-term debt in the first six months of 2010.

Grainger maintains a debt ratio and liquidity position that provide flexibility in funding working capital needs and long-term cash requirements.  In addition to internally generated funds, Grainger has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit.  Total debt as a percent of total capitalization was 18.6% at June 30, 2010, and 19.1% at December 31, 2009.

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

Forward-Looking Statements
This Form 10-Q contains statements that are not historical in nature but concern future results and business plans, strategies and objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws.  Grainger has generally identified such forward-looking statements by using words such as “anticipated, believes, continue, continues, continues to believe it complies, could, earnings per share guidance, expected, had potentially, intended, intends, may, planned, projections, range, reasonably likely, sales growth guidance, should, tended, timing and outcome are uncertain, and will" or similar expressions.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Grainger’s internal control over financial reporting that occurred during the six months that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

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

W.W. Grainger, Inc. and Subsidiaries

As previously reported, the Company received a subpoena dated August 29, 2008 from the United States Postal Service (“USPS”) Office of Inspector General seeking information about the Company’s pricing compliance under the Company’s contract with the USPS covering the sale of certain Maintenance Repair and Operating Supplies (the “MRO Contract”).  The Company has provided responsive information to the USPS and discussions relating to the Company’s compliance with the pricing provisions are ongoing.

As previously reported, the Company received a subpoena dated June 30, 2009, from the USPS Office of Inspector General seeking information about the Company’s pricing practices and compliance under the Company's contract with the USPS covering the sale of certain janitorial and custodial items (the “Custodial Contract”).  The Company has provided responsive information to the USPS and discussions relating to the Company’s pricing practices and compliance with the pricing provisions are ongoing.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities –  Second quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

April 1 – April 30	959,300	$109.20	959,300	2,121,172	shares

May 1 – May 31	1,338,400	108.63	1,338,400	782,772	shares

June 1 – June 30	–	–	–	782,772	shares

Total	2,297,700	$108.86	2,297,700

(A)	There were no shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

(C)
Purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors on April 30, 2008.  The Board of Directors granted authority to repurchase up to 10 million shares.  The program has no specified expiration date.  Effective July 28, 2010, the Board of Directors restored the authority to repurchase up to 10 million shares. Activity is reported on a trade date basis.

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

W.W. Grainger, Inc.
(Registrant)
Date: July 29, 2010	By:	/s/ R. L. Jadin
R. L. Jadin, Senior Vice President and Chief Financial Officer
Date: July 29, 2010	By:	/s/ G. S. Irving
G. S. Irving, Vice President and Controller