Form 10-Q
period 2010-09-30
GRAINGER W W INC
filed 2010-10-28
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

There were 69,061,513 shares of the Company’s Common Stock outstanding as of September 30, 2010.

TABLE OF CONTENTS
		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the Three and Nine Months Ended September 30, 2010 and 2009	3

	Condensed Consolidated Statements of Comprehensive Earnings for the Three and Nine Months Ended September 30, 2010 and 2009	4

	Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	5 – 6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	7 – 8

	Notes to Condensed Consolidated Financial Statements	9 – 17

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	18 – 27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	28 – 29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 5.	Other Information	30

Item 6.	Exhibits	30

Signatures		31

EXHIBITS

Exhibits 31 & 32	Certifications

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$1,899,412	$1,589,665	$5,355,462	$4,588,176

Cost of merchandise sold	1,109,688	929,720	3,112,910	2,673,848

Gross profit	789,724	659,945	2,242,552	1,914,328

Warehousing, marketing and administrative expenses	538,451	473,225	1,593,479	1,414,465

Operating earnings	251,273	186,720	649,073	499,863

Other income and (expense):
Interest income	324	374	845	1,048
Interest expense	(1,954)	(2,198)	(6,204)	(6,734)
Equity in net income (loss) of unconsolidated entities – net	(6)	578	(257)	1,361
Gain on previously held equity interest – net	–	47,420	–	47,343
Other non-operating income	277	602	1,243	838
Other non-operating expense	(70)	(76)	(1,070)	(205)
Total other income and (expense)	(1,429)	46,700	(5,443)	43,651

Earnings before income taxes	249,844	233,420	643,630	543,514

Income taxes	98,547	88,856	263,249	210,106

Net earnings	$151,297	$144,564	$380,381	$333,408

Less: Earnings attributable to noncontrolling interest	892	–	1,726	–

Net earnings attributable to W.W. Grainger, Inc.	$150,405	$144,564	$378,655	$333,408

Earnings per share:
Basic	$2.10	$1.91	$5.19	$4.41

Diluted	$2.06	$1.88	$5.10	$4.34

Weighted average number of shares outstanding:
Basic	69,923,864	74,047,973	71,384,301	73,919,924

Diluted	71,168,281	75,202,845	72,638,066	74,972,410

Cash dividends paid per share	$0.54	$0.46	$1.54	$1.32

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net earnings	$151,297	$144,564	$380,381	$333,408

Other comprehensive earnings:

Foreign currency translation adjustments, net of tax (expense) of $(1,726), $(4,611), $(1,206), and $(6,962), respectively	25,704	27,925	27,467	45,881

Comprehensive earnings	177,001	172,489	407,848	379,289

Less: Comprehensive earnings attributable to noncontrolling interest:
Net earnings	892	–	1,726	–
Foreign currency translation adjustments	4,149	774	7,303	774

Comprehensive earnings attributable to W.W. Grainger, Inc.	$171,960	$171,715	$398,819	$378,515

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)

ASSETS	Sept. 30, 2010 (Unaudited)	Dec. 31, 2009
CURRENT ASSETS
Cash and cash equivalents	$286,508	$459,871
Accounts receivable (less allowances for doubtful
accounts of $25,614 and $25,850, respectively)	784,922	624,910
Inventories	935,219	889,679
Prepaid expenses and other assets	78,155	88,364
Deferred income taxes	59,860	42,023
Prepaid income taxes	2,893	26,668
Total current assets	2,147,557	2,131,515

PROPERTY, BUILDINGS AND EQUIPMENT	2,327,408	2,266,493
Less accumulated depreciation and amortization	1,385,054	1,313,222
Property, buildings and equipment – net	942,354	953,271

DEFERRED INCOME TAXES	89,632	79,472

INVESTMENT IN UNCONSOLIDATED ENTITIES	3,332	3,508

GOODWILL	374,785	351,182

OTHER ASSETS AND INTANGIBLES – NET	231,577	207,384

TOTAL ASSETS	$3,789,237	$3,726,332

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except for share and per share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY	Sept. 30, 2010 (Unaudited)	Dec. 31, 2009
CURRENT LIABILITIES
Short-term debt	$41,877	$34,780
Current maturities of long-term debt	35,775	53,128
Trade accounts payable	402,568	300,791
Accrued compensation and benefits	168,305	135,323
Accrued contributions to employees’ profit sharing plans	109,912	121,895
Accrued expenses	120,711	124,150
Income taxes payable	16,112	6,732
Total current liabilities	895,260	776,799

LONG-TERM DEBT (less current maturities)	427,495	437,500

DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	71,324	62,215

ACCRUED EMPLOYMENT-RELATED BENEFITS COSTS	246,629	222,619

SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	–	–
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	54,830	54,830
Additional contributed capital	626,382	596,358
Retained earnings	4,232,761	3,966,508
Accumulated other comprehensive earnings	32,538	12,374
Treasury stock, at cost – 40,597,706 and 37,382,703 shares, respectively	(2,877,839)	(2,466,350)
Total W.W. Grainger, Inc. shareholders’ equity	2,068,672	2,163,720
NONCONTROLLING INTEREST	79,857	63,479

Total shareholders' equity	2,148,529	2,227,199

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,789,237	$3,726,332

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Nine Months Ended Sept. 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$380,381	$333,408
Provision for losses on accounts receivable	5,912	11,165
Deferred income taxes and tax uncertainties	(26,179)	9,131
Depreciation and amortization	109,223	104,093
Stock-based compensation	38,167	34,376
(Gain) on previously held equity interest – net	-	(47,343)
Change in operating assets and liabilities – net of business acquisitions:
Accounts receivable	(153,807)	(23,390)
Inventories	(30,460)	194,396
Prepaid expenses and other assets	36,015	24,991
Trade accounts payable	97,473	(33,064)
Other current liabilities	7,996	(112,810)
Current income taxes payable	8,970	(1,056)
Accrued employment-related benefits cost	23,775	20,395
Other – net	(5,495)	(4,553)

Net cash provided by operating activities	491,971	509,739

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment – net of dispositions	(64,867)	(88,152)
Net cash (paid for) acquired in business acquisitions and other investments	(51,644)	11,254

Net cash used in investing activities	$(116,511)	$(76,898)

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands of dollars)
(Unaudited)

	Nine Months Ended Sept. 30,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	24,385	38,971
Payments against lines of credit	(17,288)	(37,367)
Proceeds from issuance of long-term debt	200,000	-
Payment of long-term debt	(225,784)	(8,333)
Stock options exercised	68,325	59,940
Excess tax benefits from stock-based compensation	19,249	12,588
Purchase of treasury stock	(504,375)	(127,696)
Cash dividends paid	(114,128)	(100,049)

Net cash used in financing activities	(549,616)	(161,946)

Exchange rate effect on cash and cash equivalents	793	4,850

NET CHANGE IN CASH AND CASH EQUIVALENTS	(173,363)	275,745

Cash and cash equivalents at beginning of year	459,871	396,290

Cash and cash equivalents at end of period	$286,508	$672,035

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

2.       DIVIDEND

On October 26, 2010, the Company’s Board of Directors declared a quarterly dividend of 54 cents per share, payable December 1, 2010, to shareholders of record on November 8, 2010.

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

	Nine Months Ended September 30,
	2010	2009
Beginning balance	$3,238	$3,218
Returns	(8,346)	(9,005)
Provision	8,662	8,920
Ending balance	$3,554	$3,133

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.       SHORT-TERM DEBT

On July 16, 2010, the Company replaced an existing $250 million line of credit with a new $400 million line of credit to be used for general corporate purposes.  There were no borrowings under the existing line of credit.  The new line does not contain any financial performance covenants.  The Company’s foreign subsidiaries utilize lines of credit to meet business growth and operating needs.

5.       LONG-TERM DEBT

In May 2008, the Company entered into a $500 million, unsecured four-year bank term loan.  On July 30, 2010, the Company issued $200 million of commercial paper which was used to make a partial prepayment of the term loan. The commercial paper carried an interest rate of approximately 0.26% and varying maturity dates no later than 90 days from the issue date.   The commercial paper has been classified as long-term debt on the Consolidated Balance Sheet at September 30, 2010, as the Company currently has the intent and the ability to maintain this commercial paper on a long-term basis.

Long-term debt consisted of the following (in thousands of dollars):

	Sept. 30, 2010	Dec. 31, 2009
Bank term loan	$255,405	$483,333
Commercial paper	200,000	–
Industrial development revenue and private activity bonds and other	7,865	7,295
Less current maturities	(35,775)	(53,128)
	$427,495	$437,500

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

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$3,573	$3,077	$10,719	$9,229
Interest cost	3,213	2,683	9,639	8,048
Expected return on assets	(1,109)	(851)	(3,326)	(2,552)
Amortization of transition asset	(36)	(36)	(107)	(107)
Amortization of unrecognized losses	913	1,034	2,737	3,101
Amortization of prior service credits	(124)	(304)	(371)	(911)
Net periodic benefit costs	$6,430	$5,603	$19,291	$16,808

The Company has established a Group Benefit Trust to fund the plan and process benefit payments. The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended.  There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC.  During the three and nine months ended September 30, 2010, the Company contributed $1.4 million and $3.3 million, respectively, to the trust.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.       SEGMENT INFORMATION

The Company has two reportable segments:  the United States and Canada.  The United States segment reflects the results of Grainger’s U.S. operating segment.  The Canada segment reflects the results for Acklands – Grainger Inc., the Company’s Canadian operating segment.  Other Businesses include the following operating segments which are not material individually and in the aggregate:  MonotaRO Co., Ltd. (Japan), Grainger, S.A. de C.V. (Mexico), Grainger Industrial Supply India Private Limited (India), Grainger Caribe Inc. (Puerto Rico), Grainger China LLC (China), Grainger Colombia SAS (Colombia) and Grainger Panama S.A. (Panama).  Operating segments generate revenue almost exclusively through the distribution of maintenance, repair and operating supplies as service revenues account for less than 1% of total revenues for each operating segment.  Following is a summary of segment results (in thousands of dollars):

	Three Months Ended September 30, 2010
	United States	Canada	Other Businesses	Total
Total net sales	$1,608,058	$202,162	$101,603	$1,911,823
Intersegment net sales	(12,286)	(33)	(92)	(12,411)
Net sales to external customers	$1,595,772	$202,129	$101,511	$1,899,412

Segment operating earnings	$262,803	$14,522	$4,412	$281,737

	Three Months Ended September 30, 2009
	United States	Canada	Other Businesses	Total
Total net sales	$1,398,576	$166,262	$34,901	$1,599,739
Intersegment net sales	(9,981)	(31)	(62)	(10,074)
Net sales to external customers	$1,388,595	$166,231	$34,839	$1,589,665

Segment operating earnings (losses)	$204,439	$8,361	$(1,958)	$210,842

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2010
	United States	Canada	Other Businesses	Total
Total net sales	$4,513,623	$604,153	$273,342	$5,391,118
Intersegment net sales	(35,256)	(87)	(313)	(35,656)
Net sales to external customers	$4,478,367	$604,066	$273,029	$5,355,462

Segment operating earnings	$695,445	$33,534	$6,264	$735,243

	Nine Months Ended September 30, 2009
	United States	Canada	Other Businesses	Total
Total net sales	$4,061,108	$470,781	$85,334	$4,617,223
Intersegment net sales	(28,631)	(124)	(292)	(29,047)
Net sales to external customers	$4,032,477	$470,657	$85,042	$4,588,176

Segment operating earnings (losses)	$554,157	$24,055	$(8,176)	$570,036

	United States	Canada	Other Businesses	Total
Segment assets:
September 30, 2010	$2,340,231	$591,094	$423,365	$3,354,690

December 31, 2009	$2,281,731	$545,866	$333,955	$3,161,552

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Following are reconciliations of segment information with the consolidated totals per the financial statements (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating earnings:
Total operating earnings for operating segments	$281,737	$210,842	$735,243	$570,036
Unallocated expenses and eliminations	(30,464)	(24,122)	(86,170)	(70,173)
Total consolidated operating earnings	$251,273	$186,720	$649,073	$499,863

	September 30, 2010	December 31, 2009
Assets:
Total assets for operating segments	$3,354,690	$3,161,552
Unallocated assets	434,547	564,780
Total consolidated assets	$3,789,237	$3,726,332

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

Unallocated expenses increased $16.0 million for the nine months of 2010 primarily due to higher bonus and profit sharing expense.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net earnings attributable to W.W. Grainger, Inc.	$150,405	$144,564	$378,655	$333,408

Less: Distributed earnings available to participating securities	(849)	(759)	(2,238)	(2,199)

Less: Undistributed earnings available to participating securities	(2,643)	(2,601)	(6,160)	(5,578)

Numerator for basic earnings per share – Undistributed and distributed earnings available to common shareholders	$146,913	$141,204	$370,257	$325,631

Add: Undistributed earnings allocated to participating securities	2,643	2,601	6,160	5,578

Less: Undistributed earnings reallocated to participating securities	(2,598)	(2,562)	(6,056)	(5,501)

Numerator for diluted earnings per share – Undistributed and distributed earnings available to common shareholders	$146,958	$141,243	$370,361	$325,708

Denominator for basic earnings per share – weighted average shares	69,923,864	74,047,973	71,384,301	73,919,924

Effect of dilutive securities	1,244,417	1,154,872	1,253,765	1,052,486

Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	71,168,281	75,202,845	72,638,066	74,972,410

Earnings per share Two-class method
Basic	$2.10	$1.91	$5.19	$4.41
Diluted	$2.06	$1.88	$5.10	$4.34

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.       NONCONTROLLING INTEREST

The following table sets forth the effects on W.W. Grainger, Inc.’s equity resulting from changes in noncontrolling interest (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net earnings attributable to W.W. Grainger, Inc.	$150,405	$144,564	$378,655	$333,408

Transfers from the noncontrolling interest:
Increase in W.W. Grainger, Inc. Additional Contributed Capital for MonotaRO Co., Ltd. stock option exercises	6	–	51	–
Decrease in W.W. Grainger, Inc. Additional Contributed Capital for MonotaRO Co., Ltd. treasury share purchases	(41)	–	(484)	–

Change from net earnings attributable to W.W. Grainger, Inc. and transfer from noncontrolling interest	$150,370	$144,564	$378,222	$333,408

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

The timing and outcome of the USPS investigations of the MRO Contract and the Custodial Contract are uncertain and could include settlement or civil litigation by the USPS to recover, among other amounts, treble damages and penalties under the False Claims Act.  While these matters are not expected to have a material adverse effect on the Company’s financial position, an unfavorable resolution could result in significant payments by the Company.  The Company continues to believe that it has complied with each of the MRO Contract and the Custodial Contract in all material respects.

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

Grainger’s two reportable segments are the United States and Canada.  The United States segment reflects the results of Grainger’s U.S. operating segment.  The Canada segment reflects the results for Acklands – Grainger Inc., Grainger’s Canadian operating segment.  Other Businesses include the following operating segments which are not material individually and in the aggregate:  MonotaRO Co., Ltd. (Japan), Grainger, S.A. de C.V. (Mexico), Grainger Industrial Supply India Private Limited (India), Grainger Caribe Inc. (Puerto Rico), Grainger China LLC (China), Grainger Colombia SAS (Colombia), and Grainger Panama S.A. (Panama).

Business Environment
Several economic factors and industry trends tend to shape Grainger’s business environment.  The overall economy and leading economic indicators provide insight into anticipated economic factors for the near term and help in forming the development of projections for the rest of the year.  Historically, Grainger’s sales trends have tended to correlate with industrial production and non-farm payrolls.  According to the Federal Reserve, overall industrial production increased 5.4% from September 2009 to September 2010.  The improvement in the economy has positively affected Grainger’s sales growth for the nine months of 2010.  In October 2010, Consensus Forecast-USA projected 2010 Industrial Production and GDP growth for the United States of 5.5% and 2.7%, and GDP growth of 3.0% for Canada.

The light and heavy manufacturing customer end-markets have historically correlated with manufacturing output and employment levels.  Manufacturing output increased 5.4% from September 2009 to September 2010, while manufacturing employment levels remained flat.  Grainger’s heavy and light manufacturing customer end-markets outperformed these indicators as sales to these customer end-markets increased in the low twenties and low double-digits, respectively, for the third quarter of 2010.  For the nine months of 2010, sales to heavy and light manufacturing customers increased in the high teens and low double-digits, respectively.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Outlook
Grainger continues to take advantage of its strong financial position by accelerating investments in growth such as hiring additional sales representatives and hiring additional onsite inventory services managers and expanding eCommerce capabilities.  These investments should contribute to continued market share growth by helping customers improve their productivity.  In the near term, however, the fourth quarter organic revenue growth is expected to moderate given increasingly difficult comparisons, lower sales of products used to clean up the Gulf of Mexico oil spill and the slowing of customers’ inventory build.  Based on strong performance in the first nine months combined with expectations for the fourth quarter, Grainger raised 2010 sales growth guidance on October 14, 2010 to a range of 14 to 15 percent and earnings per share guidance for 2010 to a range of $6.40 to $6.70, which excludes a charge for the effect of the healthcare legislation and a benefit that resulted from a paid time off policy change.

Results of Operations – Three Months Ended September 30, 2010

Matters Affecting Comparability
Grainger completed several acquisitions throughout 2009 and 2010, all of which were immaterial individually and in the aggregate.  Grainger’s operating results include each business acquired since the respective acquisition dates.

The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:
	Three Months Ended September 30,
	As a Percent of Net Sales		Percent Increase (Decrease)
	2010	2009
Net sales	100.0%	100.0%	19.5%
Cost of merchandise sold	58.4	58.5	19.4
Gross profit	41.6	41.5	19.7
Operating expenses	28.4	29.8	13.8
Operating earnings	13.2	11.7	34.6
Other income (expense)	(0.1)	2.9	(103.1)
Income taxes	5.2	5.6	10.9
Noncontrolling interest	0.0	0.0	–
Net earnings attributable to W.W. Grainger, Inc.	7.9%	9.0%	4.0%

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Grainger’s net sales of $1,899.4 million for the third quarter of 2010 increased 19.5% compared with sales of $1,589.7 million for the comparable 2009 quarter.  For the quarter, approximately 13 percentage points of the sales growth came from an increase in volume and approximately 5 percentage points of the sales growth came from business acquisitions.  In addition, foreign exchange added 1 percentage point to sales growth in the quarter. Sales of products used to assist with the oil spill clean up in the Gulf of Mexico contributed approximately 3 percentage points to the volume growth in the quarter and sales of seasonal products contributed 1 percentage point.  Sales to all customer end-markets increased for the third quarter of 2010.  The overall increase in net sales was led by a mid-thirties increase to reseller customers, driven by the oil spill clean up, a low twenty percent increase to heavy manufacturing customers, and a low double-digit increase to light manufacturing customers.  Refer to the Segment Analysis below for further details.

Gross profit of $789.7 million for the third quarter of 2010 increased 19.7% over the third quarter of 2009.  The gross profit margin during the third quarter of 2010 increased 0.1 percentage point when compared to the same period in 2009, primarily driven by price increases exceeding product cost increases, partially offset by faster sales growth from the lower margin international businesses and by an increase in sales to large customers which are generally at lower margins.  Gross profit margins in the 2009 third quarter benefitted from a $10 million reduction in the LIFO reserve due to lower inflation on inventory purchases and lower inventory levels than previously estimated.

Operating expenses of $538.5 million for the third quarter of 2010 increased 13.8% over the third quarter of 2009.  Operating expenses increased primarily due to higher commissions, bonus expense and profit sharing due to improved performance, partially offset by a $8.3 million benefit that resulted from a paid time off policy change, which reduced the related liability.

Operating earnings for the third quarter of 2010 were $251.3 million, an increase of 34.6% compared to the third quarter of 2009.  The increase in operating earnings was primarily due to the increase in sales, an improved gross profit margin and operating expenses which increased at a slower rate than sales.

Net earnings for the third quarter of 2010 increased by 4.0% to $150.4 million from $144.6 million in the third quarter of 2009.  The increase in net earnings for the quarter primarily resulted from an increase in operating earnings.  Diluted earnings per share of $2.06 in the third quarter of 2010 were 9.6% higher than the $1.88 for the third quarter of 2009 due to increased net earnings and fewer shares outstanding.  In the third quarter of 2009, Grainger obtained a majority ownership of MonotaRo Co., Ltd. in Japan, and recognized a one-time, non-operating gain of $47 million pre-tax ($28 million after-tax), or $0.37 per share, from the step-up of the investment.  The third quarter of 2010, similar to the first two quarters of the year, benefitted from a policy change for employee paid time off that contributed $0.07 per share.  Excluding these items from both periods, 2010 earnings per share would have been $1.99 or 31.8% higher than the third quarter of 2009.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Segment Analysis
The following comments at the segment and business unit level include external and intersegment net sales and operating earnings.  See Note 7 to the Condensed Consolidated Financial Statements.

United States
Net sales were $1,608.1 million for the third quarter of 2010, an increase of $209.5 million, or 15.0%, when compared with net sales of $1,398.6 million for the same period in 2009.  Approximately 12 percentage points of the sale growth came from volume, 2 percentage points from business acquisitions and 1 percentage point from price.  Sales of products used to assist with the oil spill clean up in the Gulf of Mexico contributed approximately 3 percentage points to the volume growth in the quarter and sales of seasonal products added 1 percentage point.  Sales to all customer end-markets increased for the third quarter of 2010.  The overall increase in net sales was led by a mid-thirties increase to reseller customers, driven by the oil spill clean up, a low twenty percent increase to heavy manufacturing customers and a low double-digit increase to light manufacturing customers.

The gross profit margin increased 0.2 percentage point in the 2010 third quarter over the comparable quarter of 2009.  The improvement in gross profit margin was due to price increases exceeding product cost increases, partially offset by negative selling price mix driven by stronger growth with larger customers.  Gross profit margins in the 2009 third quarter benefitted from a $10 million reduction in the LIFO reserve due to lower inflation on inventory purchases and lower inventory levels than previously estimated.

Operating expenses were up 8.6% in the third quarter of 2010 versus the third of 2009.  Operating expenses increased primarily due to higher commissions, bonuses and profit sharing due to improved performance, partially offset by a $7.3 million benefit that resulted from a paid time off policy change, which reduced the related liability.

Operating earnings of $262.8 million for the third quarter of 2010 increased 28.5% from $204.4 million for the third quarter of 2009.  The improvement in operating earnings for the quarter was primarily driven by higher sales and positive cost leverage.

Canada
Net sales were $202.2 million for the third quarter of 2010, an increase of $35.9 million, or 21.6%, when compared with $166.3 million for the same period in 2009.  In local currency, daily sales increased 15.3% for the quarter.  Acquisitions completed during the last 12 months contributed 3 percentage points to the growth in the quarter.  The increase in net sales was led by strong growth to heavy manufacturing, forestry, mining, and oil and gas customers, partially offset by a decline in sales to the government and contractors.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The gross profit margin increased 3.4 percentage points in the 2010 third quarter versus the third quarter of 2009.  The improvement was primarily driven by lower product costs, due to the positive effect of foreign exchange on buying products in U.S. dollars, and improved mix driven by an increase in sales of private label products.

Operating expenses were up 26.9% in the third quarter of 2010 versus the third quarter of 2009.  In local currency, operating expenses increased 20.0% primarily due to increased payroll and benefits costs due to higher commissions and bonuses on higher sales, increased volume-related headcount, start-up costs for a new third-party distribution center in Vancouver, British Columbia and incremental costs for acquisitions made during the last 12 months.

Operating earnings of $14.5 million for the third quarter of 2010 were up $6.2 million, or 73.7% over the third quarter of 2009.  In local currency, operating earnings increased 64.3% in the third quarter of 2010 over the same period in 2009.  The increase in operating earnings was primarily due to higher net sales and gross profit margins, partially offset by operating expenses increasing at a faster rate than sales.

Other Businesses
Net sales for other businesses, which include Japan, Mexico, India, Puerto Rico, China, Panama and Colombia, increased 191.1% for the third quarter of 2010 when compared to the same period in 2009. The sales increase was due to the inclusion of results for Japan after obtaining a controlling interest in September 2009 and Colombia, acquired in June 2010, along with strong contributions from Mexico, India, China and Panama.  Operating earnings for other businesses were $4.4 million for the third quarter of 2010, an improvement over operating losses of $2.0 million in the third quarter 2009.

Other Income and Expense
Other income and expense was expense of $1.4 million in the third quarter of 2010 compared to $46.7 million of income in the third quarter of 2009.  The third quarter of 2009 included the one-time non-cash gain of $47.4 million from the step-up of the investment in MonotaRO Co., Ltd. after Grainger became a majority owner in September 2009.

Income Taxes
Grainger’s effective income tax rates were 39.4% and 38.1% for the third quarter of 2010 and 2009, respectively.  The third quarter 2009 tax rate benefitted from the expiration of a statute related to a prior tax year.  Excluding the effect of this discrete benefit, the effective tax rate for the 2009 third quarter was 39.1%.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Nine Months Ended September 30, 2010

Matters Affecting Comparability
Grainger completed several acquisitions throughout 2009 and 2010, all of which were immaterial individually, and in the aggregate.  Grainger’s operating results include each business acquired since the respective acquisition dates.

The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:
	Nine Months Ended September 30,
	As a Percent of Net Sales		Percent Increase (Decrease)
	2010	2009
Net sales	100.0%	100.0%	16.7%
Cost of merchandise sold	58.1	58.3	16.4
Gross profit	41.9	41.7	17.1
Operating expenses	29.8	30.8	12.7
Operating earnings	12.1	10.9	29.9
Other income (expense)	(0.1)	1.0	(112.5)
Income taxes	4.9	4.6	25.3
Noncontrolling interest	0.0	0.0	–
Net earnings attributable to W.W. Grainger, Inc.	7.1%	7.3%	13.6%

Grainger’s net sales of $5,355.5 million for the nine months of 2010 increased 16.7% compared with sales of $4,588.2 million for the comparable 2009 period.  For the nine months of 2010, approximately 10 percentage points of the sales growth came from an increase in volume and approximately 5 percentage points came from business acquisitions.  In addition, sales were positively affected by 2 percentage points due to foreign exchange.  Sales of products used to assist with the oil spill clean up in the Gulf of Mexico and seasonal sales each contributed approximately 1 percentage point to the volume growth for the nine months.  Sales to all customer end-markets increased for the nine months of 2010, except to retail and contractor customers.  The overall increase in net sales was led by a mid-twenties increase to reseller customers, driven by the oil spill clean up, a high teen percent increase to heavy manufacturing customers and a low double-digit increase to light manufacturing customers.  Refer to the Segment Analysis below for further details.

The gross profit margin during the nine months of 2010 increased 0.2 percentage point when compared to the same period in 2009, primarily driven by price increases exceeding product cost increases, partially offset by faster sales growth from the lower margin international businesses and by an increase in sales to large customers which are generally at lower margins.

Operating expenses of $1,593.5 million for the nine months of 2010 increased 12.7% over the nine months of 2009.  Operating expenses increased primarily due to higher commissions, bonuses and profit sharing due to improved performance, partially offset by a $28.9 million benefit that resulted from a paid time off policy change, which reduced the related liability.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings for the nine months of 2010 were $649.1 million, an increase of 29.9% compared to the nine months of 2009.  The increase in operating earnings was primarily due to the increase in sales, an improved gross profit margin and operating expenses which increased at a slower rate than sales.

Net earnings for the nine months of 2010 increased by 13.6% to $378.7 million from $333.4 million in the nine months of 2009.  The increase in net earnings for the nine months primarily resulted from an increase in operating earnings.  Diluted earnings per share of $5.10 in the nine months of 2010 were 17.5% higher than the $4.34 for the nine months of 2009 due to increased net earnings and fewer shares outstanding.  Grainger recorded a non-cash charge of $11.2 million, or $0.15 cents per share, during the first quarter of 2010 to write down a deferred income tax asset related to the tax treatment of the Medicare Part D Subsidy retiree healthcare benefit following the passage of the Patient Protection and Affordable Care Act.  In 2010, Grainger also recognized a $17.6 million benefit, net of tax, that resulted from a paid time off policy change, which reduced the related liability and which positively benefited earnings per share by $0.24 cents.  The nine months of 2009 included a $0.37 per share gain from the MonotaRO Co., Ltd. transaction in September 2009.  Excluding these items from both years, 2010 earnings per share would have been $5.01 or 26.2% higher than the nine months of 2009.

Segment Analysis
The following comments at the segment and business unit level include external and intersegment net sales and operating earnings.  See Note 7 to the Condensed Consolidated Financial Statements.

United States
Net sales were $4,513.6 million for the nine months of 2010, an increase of $452.5 million, or 11.1%, when compared with net sales of $4,061.1 million for the same period in 2009.  For the nine months of 2010, approximately 9 percentage points of the sales growth came from an increase in volume.  In addition, acquisitions and price each added 1 percentage point.  Sales to all customer end-markets increased for the nine months of 2010, except to retail and contractor customers which were down in the mid-single-digits.  The overall increase in net sales was led by a high teens increase to reseller customers, driven by the oil spill clean up, followed by a mid-teen increase to heavy manufacturing customers and a high single-digit increase to light manufacturing customers.

The gross profit margin increased 0.7 percentage point in the 2010 nine months over the comparable period of 2009.  The gross profit margin benefited from price increases exceeding product cost increases, partially offset by an increase in sales to large customers which are generally at lower margins.

Operating expenses were up 7.0% in the nine months of 2010 versus the nine months of 2009.  Operating expenses increased primarily due to higher commissions, bonus expense and profit sharing due to improved performance, partially offset by a $25.9 million benefit that resulted from a paid time off policy change, which reduced the related liability.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings of $695.4 million for the nine months of 2010 increased 25.5% from $554.2 million for the nine months of 2009.  The improvement in operating earnings for the nine months of 2010 was primarily due to an increase in net sales and gross profit margin, and operating expenses which increased at a slower rate than sales.

Canada
Net sales were $604.2 million for the nine months of 2010, an increase of $133.4 million, or 28.3%, when compared with $470.8 million for the same period in 2009.  In local currency, daily sales increased 14.1% for the nine months of 2010.  Contributing to the sales growth was 2 percentage points for acquisitions.  The increase in net sales was led by growth to oil and gas, agriculture and mining and forestry customers, partially offset by weakness in sales to the government.

The gross profit margin increased 1.7 percentage points in the 2010 nine months versus the nine months of 2009, primarily driven by lower product costs resulting from the positive effect of foreign currency exchange on buying products in U.S. dollars.

Operating expenses were up 33.9% in the nine months of 2010 versus the nine months of 2009.  In local currency, operating expenses increased 18.8% primarily due to increased payroll and benefits costs including higher commissions and bonus expense, increased volume-related headcount and incremental costs for acquisitions made over the last 12 months.  Non-payroll related expenses also increased driven by higher travel and entertainment and advertising due to the sponsorship of the Winter Olympic Games and increased occupancy and warehouse costs driven in part by the new third-party distribution center in Vancouver, British Columbia, partially offset by lower bad debt expense.

Operating earnings of $33.5 million for the nine months of 2010 were up $9.5 million, or 39.4% over the nine months of 2009.  In local currency, operating earnings increased 24.4% in the nine months of 2010 over the same period in 2009.  The increase in operating earnings was primarily due to higher net sales and the increase in gross profit margin, partially offset by higher operating expenses and incremental costs for acquisitions made during the last 12 months.

Other Businesses
Net sales for other businesses, which include Japan, Mexico, India, Puerto Rico, China, Panama and Colombia, increased 220.3% for the nine months of 2010 when compared to the same period in 2009.  The net sales increase was due to the inclusion of results for Japan after obtaining a controlling interest in September 2009 and Colombia, acquired in June 2010, along with strong contributions from Mexico, India, China and Panama.  Operating earnings for other businesses were $6.3 million for the nine months of 2010, an improvement over operating losses of $8.2 million in the nine months 2009.

Other Income and Expense
Other income and expense was expense of $5.4 million in the nine months of 2010 compared to $43.7 million of income in the nine months of 2009.  The change in the nine months of 2010 was primarily due to lower equity in net income of unconsolidated entities due to the increase in ownership of MonotaRO Co., Ltd., which is now fully consolidated, as well as a one-time non-cash gain of $47.4 million in September 2009 from the step-up of the investment in MonotaRO Co., Ltd. after Grainger became a majority owner.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Income Taxes
Grainger’s effective income tax rates were 40.9% and 38.7% for the nine months of 2010 and 2009, respectively.  The increase in the effective rate in 2010 is due primarily to the write-down of the deferred tax asset related to the tax treatment of the Medicare Part D Subsidy retiree healthcare benefit following the passage of the Patient Protection and Affordable Care Act.  In addition, the tax rate for the nine months of 2009 benefitted from the expiration of a statute related to a prior tax year.  Excluding the effect of these items from both years, the effective tax rates for the nine months of 2010 and 2009 were 39.3% and 39.1%, respectively.

Financial Condition
For the nine months ended September 30, 2010, working capital of $1,252.3 million decreased by $102.4 million when compared to $1,354.7 million at December 31, 2009.  The decrease in working capital primarily relates to a lower cash balance.  The ratio of current assets to current liabilities was 2.4 at September 30, 2010 versus 2.7 at December 31, 2009.

Net cash provided by operating activities was $492.0 million and $509.7 million for the nine months ended September 30, 2010 and 2009, respectively.  Net cash flows from operating activities serve as Grainger’s primary source to fund its growth initiatives.  Contributing to cash flows from operations were net earnings in the nine months ended September 30, 2010 of $380.4 million and the effect of non-cash expenses such as depreciation and amortization.

Net cash used in investing activities was $116.5 million and $76.9 million for the nine months ended September 30, 2010 and 2009, respectively.  Net cash expended for additions to property, buildings, equipment and capitalized software was $64.9 million in the nine months of 2010 versus $88.2 million in the nine months of 2009.  Capital expenditures in 2010 included funding of infrastructure improvement projects in the distribution centers in the United States, Canada and Mexico.  Cash expended for business acquisitions and other investments was $51.6 million for the nine months of 2010, versus net cash acquired in business acquisitions and other investments of $11.3 million for the nine months of 2009.

Net cash used in financing activities was $549.6 million and $161.9 million for the nine months ended September 30, 2010 and 2009, respectively.  The $387.7 million increase in cash used in financing activities for the nine months ended September 30, 2010 was due primarily to higher treasury share repurchases.  Cash paid for treasury stock purchases was $504.4 million for the nine months of 2010 versus $127.7 million for the nine months of 2009.  Grainger also used cash to pay dividends to shareholders of $114.1 million and $100.0 million for the nine months of 2010 and 2009, respectively.

Grainger maintains a debt ratio and liquidity position that provide flexibility in funding working capital needs and long-term cash requirements.  In addition to internally generated funds, Grainger has various sources of financing available, including commercial paper sales and bank borrowings under lines of credit.  Total debt as a percent of total capitalization was 19.0% at September 30, 2010, and 19.1% at December 31, 2009.

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

Forward-Looking Statements
This Form 10-Q contains statements that are not historical in nature but concern future results and business plans, strategies and objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws.  Grainger has generally identified such forward-looking statements by using words such as “anticipated, approximately, believes, continued, continued market share growth, continues, continues to believe it complies, could, earnings per share guidance, expectations, expected, had potentially, intended, intends, intent, may, projections, range, reasonably likely, sales growth guidance, should, such as, tend, tended to correlate, and timing and outcome are uncertain" or similar expressions.

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

Items 1A, 3, 4 not applicable.

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

The timing and outcome of the USPS investigations of the MRO Contract and the Custodial Contract are uncertain and could include settlement or civil litigation by the USPS to recover, among other amounts, treble damages and penalties under the False Claims Act.  While these matters are not expected to have a material adverse effect on the Company’s financial position, an unfavorable resolution could result in significant payments by the Company.  The Company continues to believe that it has complied with each of the MRO Contract and the Custodial Contract in all material respects.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – Third Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

July 1 – July 31	509,200	$109.00	509,200	9,828,700	shares

Aug. 1 – Aug. 31	1,536,115	109.99	1,536,115	8,292,585	shares

Sept. 1 – Sept. 30	211,200	110.84	211,200	8,081,385	shares

Total	2,256,515	$109.85	2,256,515

(A)	There were no shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

(C)
Purchases through July 27, 2010 were made pursuant to a share repurchase program approved by Grainger’s Board of Directors on April 30, 2008.  A total of 9,555,128 shares were acquired under this program.  Effective July 28, 2010 the Board of Directors granted authority to restore the repurchase program to 10 million shares.  Purchases on and after July 28, 2010 were made under this new authorization which has no specified expiration date.  Activity is reported on a trade date basis.

W.W. Grainger, Inc. and Subsidiaries

Item 5.        Other Information

On October 27, 2010, the Company and each of its executive officers entered into an amendment to his/her Change in Control Agreement eliminating the excise tax gross-up provision.  This amendment conforms each executive officer’s existing Change in Control Agreement to the form of agreement filed with the Company’s 2009 Form 10-K, February 25, 2010; which was, at that time, applicable on a prospective basis.  Effective as of October 27, 2010, the Company is not a party to any Change in Control Agreement that includes an excise tax gross-up provision.

Item 6.	Exhibits
(a)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)
	(10)	Amendment of Change in Control Employment Agreement
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

W.W. Grainger, Inc.
(Registrant)
Date: October 28, 2010	By:	/s/ R. L. Jadin
R. L. Jadin, Senior Vice President and Chief Financial Officer
Date: October 28, 2010	By:	/s/ G. S. Irving
G. S. Irving, Vice President and Controller