Form 10-Q
period 2011-03-31
GRAINGER W W INC
filed 2011-04-28
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
OR

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

There were 69,270,543 shares of the Company’s Common Stock outstanding as of March 31, 2011.

TABLE OF CONTENTS
		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the Three Months Ended March 31, 2011 and 2010	3

	Condensed Consolidated Statements of Comprehensive Earnings for the Three Months Ended March 31, 2011 and 2010	4

	Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	5 – 6

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	7

	Notes to Condensed Consolidated Financial Statements	8 – 13

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	14 – 20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6.	Exhibits	24

Signatures		25

EXHIBITS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net sales	$1,883,612	$1,672,354

Cost of merchandise sold	1,053,998	966,612

Gross profit	829,614	705,742

Warehousing, marketing and administrative expenses	567,000	522,857

Operating earnings	262,614	182,885

Other income and (expense):
Interest income	480	241
Interest expense	(1,878)	(2,030)
Equity in net income (loss) of unconsolidated entity – net	100	(80)
Other non-operating income	147	427
Other non-operating expense	(299)	(453)
Total other income and (expense)	(1,450)	(1,895)

Earnings before income taxes	261,164	180,990

Income taxes	102,076	81,573

Net earnings	159,088	99,417

Less: Net earnings attributable to noncontrolling interest	1,155	244

Net earnings attributable to W.W. Grainger, Inc.	$157,933	$99,173

Earnings per share:
Basic	$2.23	$1.34

Diluted	$2.18	$1.31

Weighted average number of shares outstanding:
Basic	69,403,432	72,576,633

Diluted	70,906,732	73,854,681

Cash dividends paid per share	$0.54	$0.46

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Net earnings	$159,088	$99,417

Other comprehensive earnings (losses):

Foreign currency translation adjustments, net of tax (expense) of $(1,797) and $(2,294), respectively	14,990	18,876

Derivative instruments, net of tax benefit of $1,403	(2,213)	–

Comprehensive earnings, net of tax	171,865	118,293

Less comprehensive earnings attributable to noncontrolling interest:
Net earnings	(1,155)	(244)
Foreign currency translation adjustments	1,414	276

Comprehensive earnings attributable to W.W. Grainger, Inc.	$172,124	$118,325

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)

ASSETS	March 31, 2011 (Unaudited)	Dec. 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$334,696	$313,454
Accounts receivable (less allowances for doubtful
accounts of $18,968 and $24,552, respectively)	809,850	762,895
Inventories – net	981,367	991,577
Prepaid expenses and other assets	87,236	87,125
Deferred income taxes	46,944	44,627
Prepaid income taxes	1,609	38,393
Total current assets	2,261,702	2,238,071

PROPERTY, BUILDINGS AND EQUIPMENT	2,403,277	2,377,760
Less accumulated depreciation and amortization	1,438,147	1,414,088
Property, buildings and equipment – net	965,130	963,672

DEFERRED INCOME TAXES	91,637	87,244

GOODWILL	390,358	387,232

OTHER ASSETS AND INTANGIBLES – NET	224,597	228,158

TOTAL ASSETS	$3,933,424	$3,904,377

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except for share and per share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY	March 31, 2011 (Unaudited)	Dec. 31, 2010
CURRENT LIABILITIES
Short-term debt	$45,767	$42,769
Current maturities of long-term debt	30,794	31,059
Trade accounts payable	361,997	344,295
Accrued compensation and benefits	128,737	169,343
Accrued contributions to employees’ profit sharing plans	42,202	145,119
Accrued expenses	118,327	130,836
Income taxes payable	54,143	5,882
Total current liabilities	781,967	869,303

LONG-TERM DEBT (less current maturities)	413,339	420,446

DEFERRED INCOME TAXES, TAX UNCERTAINTIES AND DERIVATIVE INSTRUMENTS	87,137	82,502

ACCRUED EMPLOYMENT-RELATED BENEFITS COSTS	251,747	244,456

SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	–	–
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	54,830	54,830
Additional contributed capital	648,061	637,686
Retained earnings	4,446,360	4,326,761
Accumulated other comprehensive earnings (losses)	57,142	42,951
Treasury stock, at cost – 40,388,676 and 40,281,417 shares, respectively	(2,889,767)	(2,857,012)
Total W.W. Grainger, Inc. shareholders’ equity	2,316,626	2,205,216
Noncontrolling interest	82,608	82,454

Total shareholders' equity	2,399,234	2,287,670

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,933,424	$3,904,377

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$159,088	$99,417
Provision for losses on accounts receivable	1,312	3,369
Deferred income taxes and tax uncertainties	(6,026)	2,995
Depreciation and amortization	32,571	35,849
Stock-based compensation	10,885	9,134
Change in operating assets and liabilities – net of business acquisitions:
Accounts receivable	(45,631)	(62,976)
Inventories	16,212	44,520
Prepaid expenses and other assets	36,759	19,890
Trade accounts payable	14,257	11,737
Other current liabilities	(156,175)	(93,522)
Current income taxes payable	48,315	35,922
Accrued employment-related benefits cost	7,226	7,748
Other – net	(402)	(892)
Net cash provided by operating activities	118,391	113,191

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment – net of dispositions	(28,393)	(13,819)
Other – net	442	(9,072)
Net cash used in investing activities	(27,951)	(22,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	80,858	12,981
Payments against lines of credit	(77,878)	(12,494)
Payments of long-term debt	(7,373)	(8,333)
Proceeds from stock options exercised	13,873	31,875
Excess tax benefits from stock-based compensation	6,095	9,193
Purchase of treasury stock	(50,671)	(6,364)
Cash dividends paid	(38,334)	(34,075)
Net cash used in financing activities	(73,430)	(7,217)

Exchange rate effect on cash and cash equivalents	4,232	5,515

NET CHANGE IN CASH AND CASH EQUIVALENTS	21,242	88,598

Cash and cash equivalents at beginning of year	313,454	459,871

Cash and cash equivalents at end of period	$334,696	$548,469

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

The Condensed Consolidated Financial Statements of the Company and the related notes are unaudited and should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

The Condensed Consolidated Balance Sheet as of December 31, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information reflects all adjustments (primarily consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the statements contained herein.

2.       DIVIDEND

On April 27, 2011, the Company’s Board of Directors declared a quarterly dividend of 66 cents per share, payable June 1, 2011, to shareholders of record on May 9, 2011.  This represents a 22% increase from prior quarterly rate of 54 cents per share.

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

	Three Months Ended March 31,
	2011	2010
Beginning balance	$3,171	$3,238
Returns	(2,221)	(2,092)
Provision	2,138	2,049
Ending balance	$3,088	$3,195

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.       DERIVATIVE INSTRUMENTS

The Company uses foreign currency forward contracts to minimize the foreign exchange rate effect on its net investment in its Canadian subsidiary.  These forward contracts are designated and qualify as a hedge of a net investment in a foreign subsidiary.  The Company uses the forward method of assessing hedge effectiveness for derivatives designated as hedging instruments of a net investment in a foreign subsidiary.  All changes in fair value of the derivatives are reported as a component of other comprehensive earnings (losses), net of tax effects, as long as specific hedge accounting criteria are met.  The Company from time to time also enters into cash flow hedging instruments.  The Company does not enter into derivative financial instruments for trading or speculative purposes.

During the fourth quarter of 2010, the Company entered into multiple foreign currency forward contracts with a total notional value of Canadian Dollar (CAD) $160 million maturing in September 2014. At March 31, 2011 and December 31, 2010, the fair value of these contracts (Level 2 input) included in Deferred income taxes, tax uncertainties and derivative instruments was a liability of $9.4 million and $5.8 million, respectively.

5.       EMPLOYEE BENEFITS

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

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components (in thousands of dollars):

	Three Months Ended March 31,
	2011	2010
Service cost	$3,941	$3,573
Interest cost	3,338	3,213
Expected return on assets	(1,448)	(1,109)
Amortization of transition asset	(35)	(35)
Amortization of unrecognized losses	817	912
Amortization of prior service credits	(124)	(124)
Net periodic benefit costs	$6,489	$6,430

The Company has established a Group Benefit Trust to fund the plan and process benefit payments.  The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended.  There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC.  During the three months ended March 31, 2011, the Company contributed $1.0 million to the trust.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.       SEGMENT INFORMATION

The Company has two reportable segments:  the United States and Canada.  The United States operating segment reflects the results of Grainger’s U.S. business.  The Canada operating segment reflects the results for Acklands – Grainger Inc., the Company’s Canadian business.  Other Businesses include the following operating segments which are not material individually and in the aggregate:  MonotaRO Co., Ltd. (Japan), Grainger, S.A. de C.V. (Mexico), Grainger Industrial Supply India Private Limited (India), Grainger Caribe Inc. (Puerto Rico), Grainger China LLC (China), Grainger Colombia SAS (Colombia) and Grainger Panama S.A. (Panama).  Operating segments generate revenue almost exclusively through the distribution of maintenance, repair and operating supplies as service revenues account for less than 1% of total revenues for each operating segment.  Following is a summary of segment results (in thousands of dollars):

	Three Months Ended March 31, 2011
	United States	Canada	Other Businesses	Total
Total net sales	$1,537,686	$242,373	$116,869	$1,896,928
Intersegment net sales	(13,133)	(55)	(128)	(13,316)
Net sales to external customers	$1,524,553	$242,318	$116,741	$1,883,612

Segment operating earnings	$256,416	$23,938	$6,408	$286,762

	Three Months Ended March 31, 2010
	United States	Canada	Other Businesses	Total
Total net sales	$1,408,141	$194,139	$80,921	$1,683,201
Intersegment net sales	(10,706)	(26)	(115)	(10,847)
Net sales to external customers	$1,397,435	$194,113	$80,806	$1,672,354

Segment operating earnings (losses)	$201,615	$6,314	$(82)	$207,847

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	United States	Canada	Other Businesses	Total
Segment assets:
March 31, 2011	$2,372,114	$644,074	$447,181	$3,463,369

December 31, 2010	2,365,532	605,023	446,216	3,416,771

Following are reconciliations of segment information with the consolidated totals per the financial statements (in thousands of dollars):

	Three Months Ended March 31,
	2011	2010
Operating earnings:
Total operating earnings for reportable segments	$286,762	$207,847
Unallocated expenses and eliminations	(24,148)	(24,962)
Total consolidated operating earnings	$262,614	$182,885

	March 31, 2011	December 31, 2010
Assets:
Total assets for reportable segments	$3,463,369	$3,416,771
Unallocated assets	470,055	487,606
Total consolidated assets	$3,933,424	$3,904,377

Unallocated expenses and unallocated assets primarily relate to the Company headquarters’ support services, which are not part of any business segment.  Unallocated expenses include payroll and benefits, depreciation and other costs associated with headquarters-related support services.  Unallocated assets primarily include non-operating cash equivalents, certain prepaid expenses, deferred income taxes and non-operating property, buildings and equipment.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):

	Three Months Ended March 31,
	2011	2010
Net earnings attributable to W.W. Grainger, Inc. as reported	$157,933	$99,173

Less: Distributed earnings available to participating securities	(810)	(734)

Less: Undistributed earnings available to participating securities	(2,670)	(1,468)

Numerator for basic earnings per share – Undistributed and distributed earnings available to common shareholders	$154,453	$96,971

Add: Undistributed earnings allocated to participating securities	2,670	1,468

Less: Undistributed earnings reallocated to participating securities	(2,615)	(1,443)

Numerator for diluted earnings per share – Undistributed and distributed earnings available to common shareholders	$154,508	$96,996

Denominator for basic earnings per share – weighted average shares	69,403,432	72,576,633

Effect of dilutive securities	1,503,300	1,278,048

Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	70,906,732	73,854,681

Earnings per share two-class method
Basic	$2.23	$1.34
Diluted	$2.18	$1.31

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

Discussions with the DOJ relating to the Company’s compliance with its disclosure obligations and the contract’s pricing provisions are ongoing.  The timing and outcome of these discussions are uncertain and could include settlement or civil litigation by the DOJ to recover, among other amounts, treble damages and penalties under the False Claims Act.  Due to uncertainties surrounding this matter, an estimate of possible loss cannot be determined. While this matter is not expected to have a material adverse effect on the Company’s financial position, an unfavorable resolution could result in significant payments by the Company.  The Company continues to believe that it has complied with the GSA contract in all material respects.

As previously reported, the Company received a subpoena dated August 29, 2008 from the United States Postal Service (“USPS”) Office of Inspector General seeking information about the Company’s pricing compliance under the Company’s contract with the USPS covering the sale of certain Maintenance Repair and Operating Supplies (the “MRO Contract”).

As previously reported, the Company received a subpoena dated June 30, 2009 from the USPS Office of Inspector General seeking information about the Company’s pricing practices and compliance under the Company's contract with the USPS covering the sale of certain janitorial and custodial items (the “Custodial Contract”).

Discussions with the USPS and DOJ relating to the Company’s pricing practices and compliance with the pricing provisions of the MRO Contract and the Custodial Contract are ongoing.  The timing and outcome of the USPS and DOJ investigations are uncertain and could include settlement or civil litigation by the USPS and DOJ to recover, among other amounts, treble damages and penalties under the False Claims Act.  Due to uncertainties surrounding these matters, an estimate of possible loss cannot be determined. While these matters are not expected to have a material adverse effect on the Company’s financial position, an unfavorable resolution could result in significant payments by the Company.  The Company continues to believe that it has complied with each of the MRO Contract and the Custodial Contract in all material respects.

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

Business Environment
Several economic factors and industry trends tend to shape Grainger’s business environment.  The overall economy and leading economic indicators provide insight into anticipated Company performance for the near term and help in forming the development of projections for the rest of the year.  Historically, Grainger’s sales trends have tended to correlate with industrial production and non-farm payrolls.  According to the Federal Reserve, overall industrial production increased 5.9% from March 2010 to March 2011.  The improvement in the economy has positively affected Grainger’s sales growth for the first quarter of 2011.

In April 2011, Consensus Forecasts-USA projected 2011 Industrial Production and GDP growth for the United States of 4.9% and 2.9%, respectively.  In April 2011, Consensus Forecasts-USA projected GDP growth of 2.9% for Canada.

The light and heavy manufacturing customer end-markets have historically correlated with manufacturing employment levels and manufacturing output.  Manufacturing output increased 1.7% from March 2010 to March 2011 while manufacturing employment levels increased 1.0%.  Grainger’s heavy and light manufacturing customer end-markets outperformed these indicators as sales to these customer end-markets increased in the high teens and high single digits, respectively, for the three months ended March 31, 2011.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Outlook
As a result of strong sales growth and operating performance during the quarter, combined with continued economic strengthening, Grainger raised 2011 sales growth guidance on April 18, 2011 to a range of 7 to 10 percent and earnings per share guidance to a range from $8.10 to $8.60.  In November 2010, the Company issued its initial 2011 guidance of 5 to 9 percent sales growth and earnings per share of $7.15 to $7.90.

The new sales guidance reflects stronger demand patterns for the remainder of the year than originally estimated at the end of 2010, although sales growth for the remainder of the year is not expected to be as strong as sales growth experienced in the first quarter of 2011.  The first quarter of 2011 included one extra selling day.  In addition, the second quarter is the anniversary of the 2010 Gulf of Mexico oil spill which generated significant incremental sales that will not repeat in 2011.

The new earnings per share guidance reflects a moderation of gross profit margins and a higher level of spending during the remainder of the year versus the first quarter. Grainger’s gross profit margins follow a fairly consistent seasonal pattern, with higher gross margins in the first and fourth quarters than in the second and third quarters.  A contributor to higher first quarter gross margins is supplier funding for annual customer trade shows.  Gross profit margins for the remainder of the year are also expected to be lower than the first quarter due to higher product and fuel costs.

Operating expenses are anticipated to be higher the remainder of the year driven by increased spending on growth initiatives such as additional sales representatives, eCommerce and advertising. In addition, there will be incremental operating expenses associated with a project to extend Grainger’s U.S. SAP platform across remaining operations in the Americas and the opening of the new distribution center in Northern California in the 2011 fourth quarter.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability
There were 64 and 63 sales days in the first quarter of 2011 and 2010, respectively.  Grainger completed several acquisitions throughout 2010, all of which were immaterial individually and in the aggregate.  Grainger’s operating results have included the results of each business acquired since the respective acquisition dates.

Results of Operations – Three Months Ended March 31, 2011
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Three Months Ended March 31,
	As a Percent of Net Sales		Percent Increase (Decrease)
	2011	2010
Net sales	100.0%	100.0%	12.6%
Cost of merchandise sold	56.0	57.8	9.0
Gross profit	44.0	42.2	17.6
Operating expenses	30.1	31.3	8.4
Operating earnings	13.9	10.9	43.6
Other income (expense)	(0.1)	(0.1)	(23.5)
Income taxes	5.4	4.9	25.1
Noncontrolling interest	0.0	0.0	–
Net earnings attributable to W.W. Grainger, Inc.	8.4%	5.9%	59.3%

Grainger’s net sales of $1,883.6 million for the first quarter of 2011 increased 13% compared with sales of $1,672.4 million for the comparable 2010 quarter.  Sales were up 11% on a daily basis.  For the quarter, approximately 7 percentage points of the sales growth came from an increase in volume, approximately 2 percentage points from price and approximately 1 percentage point of the sales growth came from business acquisitions.  In addition, sales were positively affected by 1 percentage point due to foreign exchange.  Sales to all customer end-markets increased for the first quarter of 2011.  The overall increase in net sales was led by a low twenties increase to agriculture and mining customers, followed by a high teens increase to heavy manufacturing customers.  Refer to the Segment Analysis below for further details.

Gross profit of $829.6 million for the first quarter of 2011 increased 18%.  The gross profit margin during the first quarter of 2011 increased 1.8 percentage points when compared to the same period in 2010, primarily driven by price increases exceeding product cost increases.  See the Outlook section for a discussion of expectations for gross profit margins for the remainder of the year.

Operating expenses of $567.0 million for the first quarter of 2011 increased 8%.  Operating expenses increased at a slower rate than sales, although benefits-related expenses increased at a faster rate than the sales increase due to higher profit sharing tied to performance and higher healthcare costs.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings for the first quarter of 2011 were $262.6 million, an increase of 44% compared to the first quarter of 2010.  The increase in operating earnings was primarily due to higher sales, an improved gross profit margin and operating expenses which increased at a slower rate than sales.

Net earnings for the first quarter of 2011 increased by 59% to $157.9 million from $99.2 million in the first quarter of 2010.  The increase in net earnings for the quarter primarily resulted from an increase in operating earnings.  Diluted earnings per share of $2.18 in the first quarter of 2011 were 66% higher than the $1.31 for the first quarter of 2010 due to increased net earnings and fewer shares outstanding.  During the first quarter of 2010, Grainger recorded a non-cash charge of $11.2 million, or $0.15 per share, to write down a deferred income tax asset following the passage of the Patient Protection and Affordable Care Act.  Grainger also recognized a $10.3 million benefit that resulted from a paid time off policy change, which reduced the related liability and which positively benefited earnings per share by $0.08.  Excluding these items, earnings per share would have been 58% higher than the first quarter of 2010.

Segment Analysis
The following comments at the segment and business unit level include external and intersegment net sales and operating earnings.  See Note 6 to the Condensed Consolidated Financial Statements.

United States
Net sales were $1,537.7 million for the first quarter of 2011, an increase of $129.6 million, or 9%, when compared with net sales of $1,408.1 million for the same period in 2010.  Sales in the United States were up 7% on a daily basis.  For the quarter, approximately 5 percentage points of the sales growth came from an increase in volume and approximately 2 percentage points due to price.  Sales to all customer end-markets increased for the first quarter of 2011.  The overall increase in net sales was led by a high teens increase to heavy manufacturing customers.

The gross profit margin increased 1.8 percentage points in the 2011 first quarter over the comparable quarter of 2010 primarily driven by price increases exceeding product cost increases.  See the Outlook section for a discussion of expectations for gross profit margins for the remainder of the year.

Operating expenses in this segment were up 7% in the first quarter of 2011 versus the first quarter of 2010.  Operating expenses increased at a slower rate than sales, although benefits-related expenses increased at a faster rate than the sales increase due to higher profit sharing tied to performance and higher healthcare costs.

Operating earnings of $256.4 million for the first quarter of 2011 increased 27% from $201.6 million for the first quarter of 2010.  The increase in operating earnings for the quarter was primarily due to higher sales, an improved gross profit margin and operating expenses which increased at a slower rate than sales.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Canada
Net sales were $242.4 million for the first quarter of 2011, an increase of $48.3 million, or 25%, when compared with $194.1 million for the same period in 2010.  Daily sales were up 23% or 17% in local currency for the quarter driven by 11 percentage points from volume, 4 percentage points from acquisitions and 1 percentage point each from price and sales of seasonal products.  The increase in net sales was led by growth in the heavy manufacturing, agriculture and mining, forestry, oil and gas, transportation and government customer end-markets.

The gross profit margin increased 3.8 percentage points in the 2011 first quarter versus the first quarter of 2010 driven by less price discounting and better customer mix.  In addition, product cost deflation tied to the strength of the Canadian dollar, along with price increases, contributed to this expansion.  See the Outlook section for a discussion of expectations for gross profit margins for the remainder of the year.

Operating expenses were up 14% in the first quarter of 2011 versus the first quarter of 2010.  In local currency, operating expenses increased 8% primarily due to increased commissions, bonus accruals and incremental costs for acquisitions.

Operating earnings of $23.9 million for the first quarter of 2011 were up $17.6 million, or 279% over the first quarter of 2010.  In local currency, operating earnings increased 260% in the first quarter of 2011 over the same period in 2010.  The increase in earnings was primarily due to an improved gross profit margin and operating expenses which increased at a slower rate than sales.

Other Businesses
Net sales for other businesses, which include Japan, Mexico, India, Puerto Rico, China, Colombia and Panama, increased 44% for the first quarter of 2011 when compared to the same period in 2010. The sales increase was due to strong growth from Japan and Mexico, along with incremental sales from the business in Colombia, acquired in June 2010.  Operating earnings were $6.4 million for the first quarter of 2011, an improvement over operating results that were essentially breakeven in the first quarter 2010.  The improvement was primarily driven by strong earnings growth in Japan and Mexico along with lower operating losses in China and India.

Other Income and Expense
Other income and expense was expense of $1.5 million in the first quarter of 2011, a decrease of $0.4 million compared to $1.9 million of expense in the first quarter of 2010.

Income Taxes
Grainger’s effective income tax rates were 39.1% and 45.1% for the first quarter of 2011 and 2010, respectively.  Excluding the one-time impact from the health care legislation, the first quarter 2010 effective tax rate was 39.3%.  The year-over-year 0.2 percentage point decrease in the effective rate was primarily due to higher earnings reported in foreign jurisdictions with lower tax rates, partially offset by a higher income tax rate adopted in the state of Illinois in the first quarter of 2011.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Cash Flow
Cash from operating activities continues to serve as Grainger’s primary source of liquidity.  Net cash provided by operating activities was $118.4 million and $113.2 million for the three months ended March 31, 2011 and 2010, respectively.  Contributing to cash flows from operations were net earnings in the three months ended March 31, 2011 of $159.1 million compared to $99.4 million in 2010.   Offsetting these amounts were changes in operating assets and liabilities, which resulted in a net use of cash of $79.0 million in the first quarter of 2011 compared to $36.7 million in the first quarter of 2010.  Other current liabilities declined primarily due to annual cash payments for profit sharing and bonuses, which were higher in 2011 versus 2010.

Net cash used in investing activities was $28.0 million and $22.9 million for the three months ended March 31, 2011 and 2010, respectively.  Cash expended for additions to property, buildings, equipment and capitalized software was $28.4 million in the first three months of 2011 versus $13.8 million in the first three months of 2010.  Capital expenditures in 2011 included funding of infrastructure improvement projects for distribution centers in the United States and Canada.

Net cash used in financing activities was $73.4 million and $7.2 million for the three months ended March 31, 2011 and 2010, respectively.  The $66.2 million difference in cash used in financing activities for the three months ended March 31, 2011 was due primarily to higher treasury share repurchases.  Cash paid for treasury stock purchases was $50.7 million for the first three months of 2011 versus $6.4 million for the first three months of 2010.  Grainger also used cash to pay dividends to shareholders of $38.3 million and $34.1 million for the first three months of 2011 and 2010, respectively.

Working Capital
For the three months ended March 31, 2011, working capital of $1,479.7 million increased by $110.9 million when compared to $1,368.8 million at December 31, 2010.  The increase in working capital primarily relates to higher accounts receivable balances on higher sales.  The ratio of current assets to current liabilities increased to 2.9 at March 31, 2011 versus 2.6 at December 31, 2010.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements.  In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit.  Total debt as a percent of total capitalization was 17.0% at March 31, 2011 and 17.8% at December 31, 2010.

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

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimates are made and when there are different estimates that management reasonably could have made, which would have a material impact on the presentation of Grainger’s financial condition, changes in financial condition or results of operations.  For a description of Grainger’s critical accounting policies see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Forward-Looking Statements
This Form 10-Q contains statements that are not historical in nature but concern future results and business plans, strategies and objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws.  Grainger has generally identified such forward-looking statements by using words such as “anticipated, believes, continued, continues, continues to believe it complies, could, earnings per share guidance, estimate, expected, growth initiatives, guidance, had potentially, intended, intends, may, possible, projected, projections, range, reasonably likely, sales growth guidance, should, tended, timing and outcome are uncertain, unanticipated, uncertainties, and will" or similar expressions.

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

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Discussions with the DOJ relating to the Company’s compliance with its disclosure obligations and the contract’s pricing provisions are ongoing.  The timing and outcome of these discussions are uncertain and could include settlement or civil litigation by the DOJ to recover, among other amounts, treble damages and penalties under the False Claims Act.  Due to uncertainties surrounding this matter, an estimate of possible loss cannot be determined. While this matter is not expected to have a material adverse effect on the Company’s financial position, an unfavorable resolution could result in significant payments by the Company.  The Company continues to believe that it has complied with the GSA contract in all material respects.

As previously reported, the Company received a subpoena dated August 29, 2008 from the United States Postal Service (“USPS”) Office of Inspector General seeking information about the Company’s pricing compliance under the Company’s contract with the USPS covering the sale of certain Maintenance Repair and Operating Supplies (the “MRO Contract”).

As previously reported, the Company received a subpoena dated June 30, 2009 from the USPS Office of Inspector General seeking information about the Company’s pricing practices and compliance under the Company's contract with the USPS covering the sale of certain janitorial and custodial items (the “Custodial Contract”).

Discussions with the USPS and DOJ relating to the Company’s pricing practices and compliance with the pricing provisions of the MRO Contract and the Custodial Contract are ongoing.  The timing and outcome of the USPS and DOJ investigations are uncertain and could include settlement or civil litigation by the USPS and DOJ to recover, among other amounts, treble damages and penalties under the False Claims Act.  Due to uncertainties surrounding these matters, an estimate of possible loss cannot be determined. While these matters are not expected to have a material adverse effect on the Company’s financial position, an unfavorable resolution could result in significant payments by the Company.  The Company continues to believe that it has complied with each of the MRO Contract and the Custodial Contract in all material respects.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – First Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

Jan. 1 – Jan. 31	–	–	–	8,081,385	shares

Feb. 1 – Feb. 28	–	–	–	8,081,385	shares

March 1 – March 31	375,744	$134.86	375,744	7,705,641	shares

Total	375,744	$134.86	375,744

(A)	There were no shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

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
(a) Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. Grainger, Inc.
(Registrant)
Date: April 28, 2011	By:	/s/ R. L. Jadin
R. L. Jadin, Senior Vice President and Chief Financial Officer
Date: April 28, 2011	By:	/s/ G. S. Irving
G. S. Irving, Vice President and Controller