Form 10-Q
period 2011-06-30
GRAINGER W W INC
filed 2011-07-28
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
OR

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

There were 69,893,007 shares of the Company’s Common Stock outstanding as of June 30, 2011.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$2,003,022	$1,783,696	$3,886,634	$3,456,050
Cost of merchandise sold	1,140,628	1,036,610	2,194,626	2,003,222
Gross profit	862,394	747,086	1,692,008	1,452,828
Warehousing, marketing and administrative expenses	597,112	532,171	1,164,112	1,055,028
Operating earnings	265,282	214,915	527,896	397,800
Other income and (expense):
Interest income	527	280	1,007	521
Interest expense	(1,980)	(2,220)	(3,858)	(4,250)
Equity in net income (loss) of unconsolidated entity	32	(171)	132	(251)
Other non-operating income	383	539	530	966
Other non-operating expense	(418)	(547)	(717)	(1,000)
Total other income and (expense)	(1,456)	(2,119)	(2,906)	(4,014)
Earnings before income taxes	263,826	212,796	524,990	393,786
Income taxes	92,257	83,129	194,333	164,702
Net earnings	171,569	129,667	330,657	229,084
Net earnings attributable to noncontrolling interest	1,684	590	2,839	834
Net earnings attributable to W.W. Grainger, Inc.	$169,885	$129,077	$327,818	$228,250
Earnings per share:
Basic	$2.39	$1.76	$4.62	$3.10
Diluted	$2.34	$1.73	$4.52	$3.04
Weighted average number of shares outstanding:
Basic	69,608,563	71,691,961	69,507,657	72,128,117
Diluted	71,122,909	72,931,206	71,016,638	73,386,284
Cash dividends paid per share	$0.66	$0.54	$1.20	$1.00

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net earnings	$171,569	$129,667	$330,657	$229,084
Other comprehensive earnings (losses):
Foreign currency translation adjustments, net of tax (expense) benefit of $(412), $2,813, $(2,209) and $519, respectively	12,236	(17,113)	27,226	1,763
Derivative instruments, net of tax benefit of $492, $0, $1,895 and $0, respectively	(776)	—	(2,989)	—
Comprehensive earnings, net of tax	183,029	112,554	354,894	230,847
Comprehensive earnings attributable to noncontrolling interest	4,472	4,020	4,213	3,988
Comprehensive earnings attributable to W.W. Grainger, Inc.	$178,557	$108,534	$350,681	$226,859

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)

	June 30, 2011
ASSETS	(Unaudited)	Dec 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$465,705	$313,454
Accounts receivable (less allowances for doubtful
accounts of $18,800 and $24,552, respectively)	870,436	762,895
Inventories – net	996,600	991,577
Prepaid expenses and other assets	89,976	87,125
Deferred income taxes	48,358	44,627
Prepaid income taxes	35,183	38,393
Total current assets	2,506,258	2,238,071
PROPERTY, BUILDINGS AND EQUIPMENT	2,445,521	2,377,760
Less: Accumulated depreciation and amortization	1,464,179	1,414,088
Property, buildings and equipment – net	981,342	963,672
DEFERRED INCOME TAXES	89,460	87,244
GOODWILL	394,291	387,232
OTHER ASSETS AND INTANGIBLES – NET	229,084	228,158
TOTAL ASSETS	$4,200,435	$3,904,377

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except for share and per share amounts)

	June 30, 2011
LIABILITIES AND SHAREHOLDERS' EQUITY	(Unaudited)	Dec 31, 2010
CURRENT LIABILITIES
Short-term debt	$49,220	$42,769
Current maturities of long-term debt	236,538	31,059
Trade accounts payable	394,086	344,295
Accrued compensation and benefits	175,507	169,343
Accrued contributions to employees’ profit sharing plans	82,309	145,119
Accrued expenses	128,093	130,836
Income taxes payable	13,020	5,882
Total current liabilities	1,078,773	869,303
LONG-TERM DEBT (less current maturities)	200,469	420,446
DEFERRED INCOME TAXES, TAX UNCERTAINTIES AND DERIVATIVE INSTRUMENTS	83,607	82,502
ACCRUED EMPLOYMENT-RELATED BENEFITS COSTS	262,785	244,456
SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	54,830	54,830
Additional contributed capital	652,913	637,686
Retained earnings	4,569,434	4,326,761
Accumulated other comprehensive earnings	65,814	42,951
Treasury stock, at cost – 39,766,212 and 40,281,417 shares, respectively	(2,854,693)	(2,857,012)
Total W.W. Grainger, Inc. shareholders’ equity	2,488,298	2,205,216
Noncontrolling interest	86,503	82,454
Total shareholders' equity	2,574,801	2,287,670
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,200,435	$3,904,377

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$330,657	$229,084
Provision for losses on accounts receivable	3,030	3,437
Deferred income taxes and tax uncertainties	(9,979)	(5,713)
Depreciation and amortization	66,044	71,901
Stock-based compensation	29,413	25,964
Change in operating assets and liabilities – net of business acquisitions:
Accounts receivable	(107,281)	(99,770)
Inventories	2,493	28,396
Prepaid expenses and other assets	683	17,596
Trade accounts payable	49,476	47,332
Other current liabilities	(79,208)	(40,252)
Current income taxes payable	7,280	(5,173)
Accrued employment-related benefits cost	18,219	13,373
Other – net	(1,358)	109
Net cash provided by operating activities	309,469	286,284
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment – net of dispositions	(79,800)	(26,942)
Net cash paid for business acquisitions and other investments	(12)	(41,046)
Net cash used in investing activities	(79,812)	(67,988)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	140,505	12,067
Payments against lines of credit	(134,786)	(7,835)
Payments of long-term debt	(14,499)	(20,606)
Proceeds from stock options exercised	37,926	46,112
Excess tax benefits from stock-based compensation	21,954	14,317
Purchase of treasury stock	(50,769)	(256,503)
Cash dividends paid	(85,783)	(74,628)
Net cash used in financing activities	(85,452)	(287,076)
Exchange rate effect on cash and cash equivalents	8,046	(3,034)
NET CHANGE IN CASH AND CASH EQUIVALENTS	152,251	(71,814)
Cash and cash equivalents at beginning of year	313,454	459,871
Cash and cash equivalents at end of period	$465,705	$388,057

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

On July 27, 2011, the Company’s Board of Directors declared a quarterly dividend of 66 cents per share, payable September 1, 2011, to shareholders of record on August 8, 2011.

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

	Six Months Ended June 30,
	2011	2010
Beginning balance	$3,171	$3,238
Returns	(4,743)	(5,144)
Provision	4,665	5,303
Ending balance	$3,093	$3,397

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	DERIVATIVE INSTRUMENTS

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

During the fourth quarter of 2010, the Company entered into multiple foreign currency forward contracts with a total notional value of Canadian Dollar (CAD) $160 million maturing in September 2014. At June 30, 2011 and December 31, 2010, the fair value of these contracts (Level 2 input) included in Deferred income taxes, tax uncertainties and derivative instruments was a liability of $10.7 million and $5.8 million, respectively.

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

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$3,940	$3,573	$7,881	$7,146
Interest cost	3,338	3,213	6,676	6,426
Expected return on assets	(1,447)	(1,108)	(2,895)	(2,217)
Amortization of transition asset	(36)	(36)	(71)	(71)
Amortization of unrecognized losses	818	912	1,635	1,824
Amortization of prior service credits	(124)	(123)	(248)	(247)
Net periodic benefit costs	$6,489	$6,431	$12,978	$12,861

The Company has established a Group Benefit Trust to fund the plan and process benefit payments.  The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended.  There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC.  During the three and six months ended June 30, 2011, the Company contributed $1.2 million and $2.2 million to the trust.

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

	Three Months Ended June 30, 2011
	United States	Canada	Other Businesses	Total
Total net sales	$1,625,776	$256,912	$135,648	$2,018,336
Intersegment net sales	(15,110)	(26)	(178)	(15,314)
Net sales to external customers	$1,610,666	$256,886	$135,470	$2,003,022
Segment operating earnings	$270,592	$29,240	$8,617	$308,449

	Three Months Ended June 30, 2010
	United States	Canada	Other Businesses	Total
Total net sales	$1,497,424	$207,852	$90,818	$1,796,094
Intersegment net sales	(12,264)	(28)	(106)	(12,398)
Net sales to external customers	$1,485,160	$207,824	$90,712	$1,783,696
Segment operating earnings	$231,027	$12,698	$1,934	$245,659

	Six Months Ended June 30, 2011
	United States	Canada	Other Businesses	Total
Total net sales	$3,163,462	$499,285	$252,517	$3,915,264
Intersegment net sales	(28,243)	(81)	(306)	(28,630)
Net sales to external customers	$3,135,219	$499,204	$252,211	$3,886,634
Segment operating earnings	$527,008	$53,178	$15,025	$595,211

	Six Months Ended June 30, 2010
	United States	Canada	Other Businesses	Total
Total net sales	$2,905,565	$401,991	$171,739	$3,479,295
Intersegment net sales	(22,970)	(54)	(221)	(23,245)
Net sales to external customers	$2,882,595	$401,937	$171,518	$3,456,050
Segment operating earnings	$432,642	$19,012	$1,852	$453,506

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	United States	Canada	Other Businesses	Total
Segment assets:
June 30, 2011	$2,427,994	$674,606	$478,473	$3,581,073
December 31, 2010	$2,365,532	$605,023	$446,216	$3,416,771

Following are reconciliations of segment information with the consolidated totals per the financial statements (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating earnings:
Total operating earnings for reportable segments	$308,449	$245,659	$595,211	$453,506
Unallocated expenses and eliminations	(43,167)	(30,744)	(67,315)	(55,706)
Total consolidated operating earnings	$265,282	$214,915	$527,896	$397,800

	June 30, 2011	December 31, 2010
Assets:
Total assets for reportable segments	$3,581,073	$3,416,771
Unallocated assets	619,362	487,606
Total consolidated assets	$4,200,435	$3,904,377

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

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net earnings attributable to W.W. Grainger, Inc. as reported	$169,885	$129,077	$327,818	$228,250
Distributed earnings available to participating securities	(831)	(654)	(1,641)	(1,389)
Undistributed earnings available to participating securities	(2,447)	(2,076)	(5,118)	(3,536)
Numerator for basic earnings per share – Undistributed and distributed earnings available to common shareholders	166,607	126,347	321,059	223,325
Undistributed earnings allocated to participating securities	2,447	2,076	5,118	3,536
Undistributed earnings reallocated to participating securities	(2,397)	(2,042)	(5,012)	(3,477)
Numerator for diluted earnings per share – Undistributed and distributed earnings available to common shareholders	$166,657	$126,381	$321,165	$223,384
Denominator for basic earnings per share – weighted average shares	69,608,563	71,691,961	69,507,657	72,128,117
Effect of dilutive securities	1,514,346	1,239,245	1,508,981	1,258,167
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	71,122,909	72,931,206	71,016,638	73,386,284
Earnings per share two-class method
Basic	$2.39	$1.76	$4.62	$3.10
Diluted	$2.34	$1.73	$4.52	$3.04

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.	CONTINGENCIES AND LEGAL MATTERS

As previously reported, in December 2007, the Company received a letter from the Commercial Litigation Branch of the Civil Division of the Department of Justice (the DOJ) regarding the Company’s contract with the United States General Services Administration (the GSA).  The letter suggested that the Company had not complied with its disclosure obligations and the contract’s pricing provisions, and had potentially overcharged government customers under the contract.

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

As previously reported, the Company received a subpoena dated August 29, 2008 from the United States Postal Service (USPS) Office of Inspector General seeking information about the Company’s pricing compliance under the Company’s contract with the USPS covering the sale of certain Maintenance Repair and Operating Supplies (the MRO Contract).

As previously reported, the Company received a subpoena dated June 30, 2009 from the USPS Office of Inspector General seeking information about the Company’s pricing practices and compliance under the Company's contract with the USPS covering the sale of certain janitorial and custodial items (the Custodial Contract).

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

Business Environment
Several economic factors and industry trends tend to shape Grainger’s business environment.  The overall economy and leading economic indicators provide insight into anticipated Company performance for the near term and help in forming the development of projections for the rest of the year.  Historically, Grainger’s sales trends have tended to correlate with industrial production and non-farm payrolls.  According to the Federal Reserve, overall industrial production increased 3.4% from June 2010 to June 2011.  The improvement in the economy has positively affected Grainger’s sales growth for the six months of 2011.

In July 2011, Consensus Forecasts-USA projected 2011 Industrial Production and GDP growth for the United States of 4.2% and 2.5%, respectively.  In July 2011, Consensus Forecasts-USA projected GDP growth of 2.8% for Canada.

The light and heavy manufacturing customer end-markets have historically correlated with manufacturing employment levels and manufacturing output.  Manufacturing output increased 1.4% from June 2010 to June 2011 while manufacturing employment levels increased 0.8%.  Grainger’s heavy and light manufacturing customer end-markets outperformed these indicators as sales to these customer end-markets increased in the high teens and high single digits, respectively, for both the second quarter and six months ended of 2011.

Outlook
Despite more difficult sales comparisons to the second half of 2010 and heavier growth investments for the remainder of 2011, Grainger raised 2011 sales growth guidance on July 19, 2011 to a range of 9 to 10 percent and earnings per share guidance to a range of $8.40 to $8.70. The second quarter of 2011 included a $0.12 per share benefit primarily from the settlement of tax examinations related to 2007 and 2008. This benefit is excluded from Company guidance. In April 2011, the Company issued 2011 guidance of 7 to 10 percent sales growth and earnings per share of $8.10 to $8.60.

Gross profit margins in the third and fourth quarters of 2011 are expected to be similar to the 2011 second quarter, with some slight price erosion during the second half of the year.

Operating expenses are anticipated to be higher for the remainder of the year driven by increased spending on growth initiatives such as additional sales representatives, eCommerce and advertising. In addition, there will be incremental operating expenses associated with the opening of the new distribution center in Northern California in the 2011 fourth quarter.

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

Results of Operations – Three Months Ended June 30, 2011
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Three Months Ended June 30,
	As a Percent of Net Sales		Percent Increase (Decrease)
	2011	2010
Net sales	100.0%	100.0%	12.3%
Cost of merchandise sold	56.9	58.1	10.0
Gross profit	43.1	41.9	15.4
Operating expenses	29.9	29.8	12.2
Operating earnings	13.2	12.1	23.4
Other income (expense)	(0.1)	(0.1)	(31.3)
Income taxes	4.6	4.7	11.0
Noncontrolling interest	0.0	0.0	—
Net earnings attributable to W.W. Grainger, Inc.	8.5%	7.3%	31.6%

Grainger’s net sales of $2,003.0 million for the second quarter of 2011 increased 12% compared with sales of $1,783.7 million for the comparable 2010 quarter. For the quarter, approximately 8 percentage points of the sales growth came from an increase in volume. Approximately 2 percentage points came from price and foreign exchange each and approximately 1 percentage point of the sales growth came from business acquisitions, partially offset by a 1 percentage point decrease related to 2010 sales of products used to assist with the oil spill clean up in the Gulf of Mexico. The overall increase in net sales was led by a high teens increase to heavy manufacturing and agriculture and mining customers, followed by a high single-digit increase to light manufacturing customers. Refer to the Segment Analysis below for further details.

Gross profit of $862.4 million for the second quarter of 2011 increased 15%. The gross profit margins during the second quarter of 2011 increased 1.2 percentage points when compared to the same period in 2010, primarily driven by selling price increases exceeding product cost increases.

Operating expenses of $597.1 million for the second quarter of 2011 increased 12%, primarily driven by higher payroll and benefits expenses due to increased headcount and higher profit sharing tied to Company performance. In addition, the 2010 second quarter benefitted by $10.3 million from a paid time off policy change. Excluding this benefit, operating expenses increased 10% in the second quarter of 2011.

Operating earnings for the second quarter of 2011 were $265.3 million, an increase of 23% compared to the second quarter of 2010. The increase in operating earnings was primarily due to higher gross profit margins.

Net earnings attributed to W.W. Grainger, Inc. for the second quarter of 2011 increased by 32% to $169.9 million from $129.1 million in the second quarter of 2010. The increase in net earnings for the quarter primarily resulted from an increase in operating earnings and a lower effective tax rate. Diluted earnings per share of $2.34 in the second quarter of 2011 were 35% higher than the $1.73 for the second quarter of 2010 due to increased net earnings and fewer shares outstanding. The second quarter of 2011 included a $0.12 per share benefit primarily from the settlement of tax examinations related to 2007 and 2008. The second quarter of 2010 included one unusual non-cash item, an $0.08 per share benefit from a paid time off policy change. Excluding the impact of both items, earnings per share increased 35% in 2011 versus the 2010 second quarter.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Segment Analysis
The following comments at the segment and business unit level include external and intersegment net sales and operating earnings. See Note 6 to the Condensed Consolidated Financial Statements.

United States
Net sales were $1,625.8 million for the second quarter of 2011, an increase of $128.4 million, or 9%, when compared with net sales of $1,497.4 million for the same period in 2010. For the quarter, approximately 7 percentage points of the sales growth came from an increase in volume and approximately 3 percentage points due to price, partially offset by a 1 percentage point decrease related to 2010 sales of products used to assist with the oil spill clean up in the Gulf of Mexico. Sales to all except one customer end-markets increased for the second quarter of 2011. The overall increase in net sales was led by a mid teens increase to heavy manufacturing customers. The agriculture and mining customer end-market declined due to the difficult comparison from the oil spill in the prior year.

The gross profit margin increased 1.2 percentage points in the second quarter of 2011 over the comparable quarter of 2010 primarily driven by price increases exceeding product cost increases.

Operating expenses were up 9% in the second quarter of 2011 versus the second quarter of 2010, primarily driven by higher payroll and benefits expenses due to increased headcount and higher profit sharing tied to Company performance. In addition, the 2010 second quarter benefitted by $9.3 million from a paid time off policy change. Excluding this benefit, operating expenses increased 6% in the second quarter of 2011.

Operating earnings of $270.6 million for the second quarter of 2011 increased 17% from $231.0 million for the second quarter of 2010. The increase in operating earnings for the quarter was primarily due to higher sales and an improved gross profit margin.

Canada
Net sales were $256.9 million for the second quarter of 2011, an increase of $49.0 million, or 24%, when compared with $207.9 million for the same period in 2010. Daily sales were up 16% in local currency for the quarter driven by 12 percentage points from volume, 3 percentage points from acquisitions and 1 percentage point from price. The increase in net sales was led by growth in the oil and gas, heavy manufacturing, retail and agriculture and mining customer end-markets.

The gross profit margin increased 2.6 percentage points in the second quarter of 2011 versus the second quarter of 2010 driven by less price discounting and better customer mix. In addition, a modest selling price increase along with product cost deflation tied to the strength of the Canadian dollar contributed to this expansion.

Operating expenses were up 13% in the second quarter of 2011 versus the second quarter of 2010. In local currency, operating expenses increased 6% primarily due to higher bonus accruals and occupancy expenses, partly offset by lower commissions, severance and professional services.

Operating earnings of $29.2 million for the second quarter of 2011 were up $16.5 million, or 130% over the second quarter of 2010. In local currency, operating earnings increased 117% in the second quarter of 2011 over the same period in 2010. The increase in earnings was due higher sales, an improved gross profit margin and operating expenses which increased at a slower rate than sales.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Businesses
Net sales for other businesses, which include Japan, Mexico, India, Puerto Rico, China, Colombia and Panama, increased 49% for the second quarter of 2011 when compared to the same period in 2010. The sales increase was due to strong growth from Japan and Mexico, along with incremental sales from the business in Colombia, acquired in June 2010. Operating earnings were $8.6 million for the second quarter of 2011, compared to $1.9 million in the second quarter of 2010. The increase was primarily driven by strong earnings growth in Japan and Mexico along with lower operating losses in China and India and incremental earnings from Colombia.

Other Income and Expense
Other income and expense was expense of $1.5 million in the second quarter of 2011, a decrease of $0.6 million compared to $2.1 million of expense in the second quarter of 2010.

Income Taxes
Grainger’s effective income tax rates were 35.0% and 39.1% for the second quarter of 2011 and 2010, respectively. The 2011 effective rate benefited primarily from the settlement of tax examinations related to 2007 and 2008. Excluding this benefit, the effective tax rate is now expected to be 38.7% for the full year due to higher earnings forecasted in foreign jurisdictions with lower tax rates and a slightly lower overall effective state tax rate.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability
There were 128 and 127 sales days in the six months of 2011 and 2010, respectively.  Grainger completed several acquisitions throughout 2010, all of which were immaterial individually and in the aggregate.  Grainger’s operating results have included the results of each business acquired since the respective acquisition dates.

Results of Operations – Six Months Ended June 30, 2011
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Six Months Ended June 30,
	As a Percent of Net Sales		Percent Increase (Decrease)
	2011	2010
Net sales	100.0%	100.0%	12.5%
Cost of merchandise sold	56.5	58.0	9.6
Gross profit	43.5	42.0	16.5
Operating expenses	29.9	30.5	10.3
Operating earnings	13.6	11.5	32.7
Other income (expense)	(0.1)	(0.1)	(27.6)
Income taxes	5.0	4.8	18.0
Noncontrolling interest	0.1	0.0	240.6
Net earnings attributable to W.W. Grainger, Inc.	8.4%	6.6%	43.6%

Grainger’s net sales of $3,886.6 million for the six months of 2011 increased 12% compared with sales of $3,456.1 million for the comparable 2010 period. Sales were also up 12% on a daily basis. For the six months, approximately 8 percentage points of the sales growth came from an increase in volume, approximately 2 percentage points from price and approximately 1 percentage point of the sales growth came from each of business acquisitions and foreign exchange. Sales to all customer end-markets increased for the six months of 2011. The overall increase in net sales was led by a high teens increase to heavy manufacturing and agriculture and mining customers, followed by a high singe-digit increase to light manufacturing customers. Refer to the Segment Analysis below for further details.

Gross profit of $1,692.0 million during the six months of 2011 increased 16%. The gross profit margins during the six months of 2011 increased 1.5 percentage points when compared to the same period in 2010, primarily driven by price increases exceeding product cost increases.

Operating expenses of $1,164.1 million during the six months of 2011 increased 10%, primarily driven by higher payroll and benefits expenses due to increased headcount and higher profit sharing tied to Company performance. In addition, the first six months of 2010 benefitted by $20.6 million from a paid time off policy change. Excluding this benefit, operating expenses increased 9% in the six months of 2011.

Operating earnings during the six months of 2011 were $527.9 million, an increase of 33% compared to the same period in 2010. The increase in operating earnings was due to higher sales, improved gross profit margins and operating expenses which increased at a slower rate than sales.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings for the six months of 2011 increased by 44% to $327.8 million from $228.3 million in the six months of 2010. The increase in net earnings for the quarter primarily resulted from an increase in operating earnings and a lower effective tax rate. Diluted earnings per share of $4.52 in the six months of 2011 were 49% higher than the $3.04 in the six months of 2010 due to increased net earnings and fewer shares outstanding. The first six months of 2011 included a $0.12 per share benefit primarily from the settlement of tax examinations related to 2007 and 2008. In 2010, there were two unusual non-cash items: a $0.17 per share benefit from a paid time off policy change and a $0.15 per share expense related to the tax treatment of retiree healthcare benefits following the passage of the Patient Protection and Affordable Care Act, which resulted in a net benefit of $0.02 per share. Excluding unusual items in both years, earnings per share for the first half of 2011 increased 46% versus 2010.

Segment Analysis
The following comments at the segment and business unit level include external and intersegment net sales and operating earnings. See Note 6 to the Condensed Consolidated Financial Statements.

United States
Net sales were $3,163.5 million for the six months of 2011, an increase of $257.9 million, or 9%, when compared with net sales of $2,905.6 million for the same period in 2010. Sales in the United States were up 8% on a daily basis. Approximately 6 percentage points of the daily sales growth came from an increase in volume and approximately 2 percentage points due to price. Sales to all customer end-markets increased during the six months of 2011. The overall increase in net sales was led by a high teens increase to heavy manufacturing customers.

The gross profit margin increased 1.5 percentage points in the six months of 2011 over the comparable period of 2010 primarily driven by price increases exceeding product cost increases.

Operating expenses were up 8% in the six months of 2011 versus the six months of 2010, primarily driven by higher payroll and benefits expenses due to increased headcount and higher profit sharing tied to Company performance. In addition, the first six months of 2010 benefitted by $18.6 million from a paid time off policy change. Excluding this benefit, operating expenses increased 6% in the six months of 2011.

Operating earnings of $527.0 million for the six months of 2011 increased 22% from $432.6 million for the six months of 2010. The increase in operating earnings for the six months was due to higher sales, an improved gross profit margin and operating expenses which increased at a slower rate than sales.

Canada
Net sales were $499.3 million for the six months of 2011, an increase of $97.3 million, or 24%, when compared with $402.0 million for the same period in 2010. Daily sales were up 23% or 16% in local currency for the six months driven by 11 percentage points from volume, 4 percentage points from acquisitions and 1 percentage point from price. The increase in net sales was led by growth in the oil and gas, heavy manufacturing, retail and agriculture and mining customer end-markets.

The gross profit margin increased 3.2 percentage points in the six months of 2011 versus the six months of 2010 driven by less price discounting and better customer mix. In addition, a modest selling price increase along with product cost deflation tied to the strength of the Canadian dollar contributed to this expansion.

Operating expenses were up 13% in the six months of 2011 versus the six months of 2010. In local currency, operating expenses increased 7% primarily due to higher payroll, bonus accruals and occupancy expenses, partially offset by lower serverance, advertising and bad debt expense.

Operating earnings of $53.2 million for the six months of 2011 were up $34.2 million, or 180% over the six months of 2010. In local currency, operating earnings increased 164% in the six months of 2011 over the same period in 2010. The increase in earnings was primarily due to an improved gross profit margin and operating expenses which increased at a slower rate than sales.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Businesses
Net sales for other businesses, which include Japan, Mexico, India, Puerto Rico, China, Colombia and Panama, increased 47% for the six months of 2011 when compared to the same period in 2010. The sales increase was due to strong growth from Japan and Mexico, along with incremental sales from the business in Colombia, acquired in June 2010. Operating earnings were $15.0 million for the six months of 2011, compared to $1.9 million from the six months of 2010. The increase was primarily driven by strong earnings growth in Japan and Mexico along with lower operating losses in China and India and incremental earnings from Colombia.

Other Income and Expense
Other income and expense was expense of $2.9 million in the six months of 2011, a decrease of $1.1 million compared to $4.0 million of expense in the six months of 2010.

Income Taxes
Grainger’s effective income tax rates were 37.0% and 41.8% for the six months of 2011 and 2010, respectively. The 2011 effective rate benefited primarily from the settlement of tax examinations related to 2007 and 2008. Excluding the effect of this one-time benefit, the effective tax rate is now expected to be 38.7% for the full year due to higher earnings forecasted in foreign jurisdictions with lower tax rates and a slightly lower overall effective state tax rate. The effective tax rate for the first six months of 2010, excluding the impact from the healthcare legislation in the first quarter of 2010, was 39.3%.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Cash Flow
Cash from operating activities continues to serve as Grainger’s primary source of liquidity. Net cash provided by operating activities was $309.5 million and $286.3 million for the six months ended June 30, 2011 and 2010, respectively. Contributing to cash flows from operations were net earnings in the six months ended June 30, 2011 of $330.7 million compared to $229.1 million in 2010. Offsetting these amounts were changes in operating assets and liabilities, which resulted in a net use of cash of $108.3 million in the first six months of 2011 compared to $38.5 million in the first six months of 2010. This increase was primarily driven by other current liabilities which declined in part due to annual cash payments for profit sharing and bonuses, which were higher in 2011 versus 2010.

Net cash used in investing activities was $79.8 million and $68.0 million for the six months ended June 30, 2011 and 2010, respectively. Net cash expended for additions to property, buildings, equipment and capitalized software was $79.8 million in the six months ended June 30, 2011 versus $26.9 million in the six months ended June 30, 2010. Capital expenditures in 2011 included funding of infrastructure improvement projects for distribution centers in the United States and Canada.

Net cash used in financing activities was $85.5 million and $287.1 million for the six months ended June 30, 2011 and 2010, respectively. The $201.6 million reduction in cash used in financing activities for the six months ended June 30, 2011 was due primarily to lower treasury share repurchases. Cash paid for treasury stock purchases was $50.8 million for the six months ended June 30, 2011 versus $256.5 million for the six months ended June 30, 2010. Grainger also used cash to pay dividends to shareholders of $85.8 million and $74.6 million for the six months ended June 30, 2011 and 2010, respectively.

Working Capital
Working capital at June 30, 2011, was $1,427.5 million, an increase of $58.7 million when compared to $1,368.8 million at December 31, 2010. The increase in working capital primarily relates to higher cash and accounts receivable balances on higher sales. The ratio of current assets to current liabilities decreased to 2.3 at June 30, 2011 from 2.6 at December 31, 2010. The decrease was primarily due to an increase in current maturities of long-term debt as the balance of the term loan is due within one year.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit. Total debt as a percent of total capitalization was 15.9% at June 30, 2011 and 17.8% at December 31, 2010.

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

Forward-Looking Statements
This Form 10-Q contains statements that are not historical in nature but concern future results and business plans, strategies and objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws. Grainger has generally identified such forward-looking statements by using words such as “anticipated, believes, continued, continues, continues to believe it complies, could, earnings per share guidance, estimate, estimated, expected, forecasted, growth initiatives, guidance, had potentially, intended, intends, historically correlated, may, not expected to have a material adverse effect, possible, projected, projections, range, reasonably likely, sales growth guidance, should, slight price erosion, tended, timing and outcome are uncertain, trends, unanticipated, uncertainties, and will" or similar expressions.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Grainger’s internal control over financial reporting that occurred during the second quarter that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

PART II – OTHER INFORMATION

Items 1A, 3 and 5 not applicable.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 1.	Legal Proceedings

As previously reported, in December 2007, the Company received a letter from the Commercial Litigation Branch of the Civil Division of the Department of Justice (the DOJ) regarding the Company’s contract with the United States General Services Administration (the GSA).  The letter suggested that the Company had not complied with its disclosure obligations and the contract’s pricing provisions, and had potentially overcharged government customers under the contract.

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

As previously reported, the Company received a subpoena dated August 29, 2008 from the United States Postal Service (USPS) Office of Inspector General seeking information about the Company’s pricing compliance under the Company’s contract with the USPS covering the sale of certain Maintenance Repair and Operating Supplies (the MRO Contract).

As previously reported, the Company received a subpoena dated June 30, 2009 from the USPS Office of Inspector General seeking information about the Company’s pricing practices and compliance under the Company's contract with the USPS covering the sale of certain janitorial and custodial items (the Custodial Contract).

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

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – Second Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Apr. 1 – Apr. 30	—	—	—	7,705,641	shares
May 1 – May 31	—	—	—	7,705,641	shares
June 1 – June 30	—	—	—	7,705,641	shares
Total	—	—	—

(A)	There were no shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

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

W.W. Grainger, Inc.
(Registrant)
Date:	July 28, 2011	By:	/s/ R. L. Jadin
R. L. Jadin, Senior Vice President and Chief Financial Officer
Date:	July 28, 2011	By:	/s/ G. S. Irving
G. S. Irving, Vice President and Controller