Form 10-Q
period 2011-09-30
GRAINGER W W INC
filed 2011-10-27
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
OR

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
Yes [  ]  No [X]

There were 69,747,589 shares of the Company’s Common Stock outstanding as of September 30, 2011.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$2,114,647	$1,899,412	$6,001,281	$5,355,462
Cost of merchandise sold	1,201,648	1,109,688	3,396,274	3,112,910
Gross profit	912,999	789,724	2,605,007	2,242,552
Warehousing, marketing and administrative expenses	609,959	538,451	1,774,071	1,593,479
Operating earnings	303,040	251,273	830,936	649,073
Other income and (expense):
Interest income	553	324	1,560	845
Interest expense	(2,579)	(1,954)	(6,437)	(6,204)
Equity in net income (loss) of unconsolidated entity	129	(6)	261	(257)
Other non-operating income	102	277	632	1,243
Other non-operating expense	(786)	(70)	(1,503)	(1,070)
Total other income and (expense)	(2,581)	(1,429)	(5,487)	(5,443)
Earnings before income taxes	300,459	249,844	825,449	643,630
Income taxes	116,412	98,547	310,745	263,249
Net earnings	184,047	151,297	514,704	380,381
Net earnings attributable to noncontrolling interest	1,926	892	4,765	1,726
Net earnings attributable to W.W. Grainger, Inc.	$182,121	$150,405	$509,939	$378,655
Earnings per share:
Basic	$2.56	$2.10	$7.18	$5.19
Diluted	$2.51	$2.06	$7.03	$5.10
Weighted average number of shares outstanding:
Basic	69,846,233	69,923,864	69,621,649	71,384,301
Diluted	71,280,405	71,168,281	71,105,343	72,638,066
Cash dividends paid per share	$0.66	$0.54	$1.86	$1.54

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net earnings	$184,047	$151,297	$514,704	$380,381
Other comprehensive earnings (losses):
Foreign currency translation adjustments, net of tax benefit (expense) of $5,303, $(1,726), $3,094 and $(1,206), respectively	(72,558)	25,704	(45,332)	27,467
Derivative instruments, net of tax (expense) of $(3,936), $0, $(2,041), $0, respectively	6,207	—	3,218	—
Comprehensive earnings, net of tax	117,696	177,001	472,590	407,848
Comprehensive earnings attributable to noncontrolling interest	4,629	5,041	8,842	9,029
Comprehensive earnings attributable to W.W. Grainger, Inc.	$113,067	$171,960	$463,748	$398,819

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
ASSETS	Sept. 30, 2011	Dec. 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$360,663	$313,454
Accounts receivable (less allowances for doubtful
accounts of $22,527 and $24,552, respectively)	944,984	762,895
Inventories – net	1,114,291	991,577
Prepaid expenses and other assets	87,463	87,125
Deferred income taxes	49,629	44,627
Prepaid income taxes	20,664	38,393
Total current assets	2,577,694	2,238,071
PROPERTY, BUILDINGS AND EQUIPMENT	2,489,321	2,377,760
Less: Accumulated depreciation and amortization	1,481,698	1,414,088
Property, buildings and equipment – net	1,007,623	963,672
DEFERRED INCOME TAXES	102,902	87,244
GOODWILL	546,701	387,232
OTHER ASSETS AND INTANGIBLES – NET	315,725	228,158
TOTAL ASSETS	$4,550,645	$3,904,377

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	Sept. 30, 2011	Dec. 31, 2010
CURRENT LIABILITIES
Short-term debt	$213,580	$42,769
Current maturities of long-term debt	230,430	31,059
Trade accounts payable	447,687	344,295
Accrued compensation and benefits	193,022	169,343
Accrued contributions to employees’ profit sharing plans	125,206	145,119
Accrued expenses	148,872	130,836
Income taxes payable	15,811	5,882
Total current liabilities	1,374,608	869,303
LONG-TERM DEBT (less current maturities)	163,416	420,446
DEFERRED INCOME TAXES, TAX UNCERTAINTIES AND DERIVATIVE INSTRUMENTS	114,872	82,502
ACCRUED EMPLOYMENT-RELATED BENEFITS COSTS	266,244	244,456
SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	54,830	54,830
Additional contributed capital	673,175	637,686
Retained earnings	4,704,619	4,326,761
Accumulated other comprehensive earnings	(3,240)	42,951
Treasury stock, at cost – 39,911,630 and 40,281,417 shares, respectively	(2,890,419)	(2,857,012)
Total W.W. Grainger, Inc. shareholders’ equity	2,538,965	2,205,216
Noncontrolling interest	92,540	82,454
Total shareholders' equity	2,631,505	2,287,670
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,550,645	$3,904,377

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$514,704	$380,381
Provision for losses on accounts receivable	5,019	5,912
Deferred income taxes and tax uncertainties	(6,765)	(26,179)
Depreciation and amortization	103,573	109,223
Stock-based compensation	41,538	38,167
Change in operating assets and liabilities – net of business acquisitions:
Accounts receivable	(138,726)	(153,807)
Inventories	(55,527)	(30,460)
Prepaid expenses and other assets	23,103	36,015
Trade accounts payable	59,193	97,473
Other current liabilities	(17,814)	7,996
Current income taxes payable	9,715	8,970
Accrued employment-related benefits cost	22,012	23,775
Other – net	(54)	(5,495)
Net cash provided by operating activities	559,971	491,971
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment – net of dispositions	(123,840)	(64,867)
Net cash paid for business acquisitions and other investments	(348,251)	(51,644)
Net cash used in investing activities	(472,091)	(116,511)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	174,563	24,385
Payments against lines of credit	(158,911)	(17,288)
Proceeds from issuance of long-term debt	172,464	200,000
Payments of long-term debt and commercial paper	(70,647)	(225,784)
Proceeds from stock options exercised	52,837	68,325
Excess tax benefits from stock-based compensation	31,575	19,249
Purchase of treasury stock	(101,382)	(504,375)
Cash dividends paid	(132,719)	(114,128)
Net cash used in financing activities	(32,220)	(549,616)
Exchange rate effect on cash and cash equivalents	(8,451)	793
NET CHANGE IN CASH AND CASH EQUIVALENTS	47,209	(173,363)
Cash and cash equivalents at beginning of year	313,454	459,871
Cash and cash equivalents at end of period	$360,663	$286,508

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BACKGROUND AND BASIS OF PRESENTATION

W.W. Grainger, Inc. is a broad-line distributor of maintenance, repair and operating supplies, and other related products and services used by businesses and institutions.  W.W. Grainger, Inc.’s operations are primarily in the United States and Canada, with an expanding presence in Europe, Asia and Latin America.  In this report, the words “Company” or “Grainger” mean W.W. Grainger, Inc. and its subsidiaries.

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

2.	NEW ACCOUNTING STANDARDS

In September 2011, the FASB (Financial Accounting Standards Board) issued updated guidance on the periodic testing of goodwill for impairment. This guidance allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is applicable for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company plans to early adopt this pronouncement and its adoption is not expected to have a material effect on the consolidated financial statements.

3.	BUSINESS ACQUISITIONS
On August 31, 2011, the Company acquired BMFGH Holdings BV (Fabory Group), a European distributor of fasteners and related maintenance, repair and operating products. The Fabory Group is headquartered in Tilburg, the Netherlands and has operations in 14 countries throughout Europe. In 2010, the Fabory Group had sales of approximately $300 million.
The Company paid $346 million for the acquisition, less cash acquired. The Company preliminarily recorded intangibles, including Goodwill, of approximately $263 million. The purchase price allocation has not been completed and is subject to change, as the Company obtains additional information during the measurement period. The primary areas that are not yet finalized relate to the valuation of acquired assets and liabilities. Due to the immaterial nature of this transaction, disclosure of pro forma results were not considered necessary.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	DIVIDEND

On October 26, 2011, the Company’s Board of Directors declared a quarterly dividend of 66 cents per share, payable December 1, 2011, to shareholders of record on November 14, 2011.

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

	Nine Months Ended September 30,
	2011	2010
Beginning balance	$3,171	$3,238
Returns	(8,329)	(8,346)
Provision	8,244	8,662
Ending balance	$3,086	$3,554

6.	LONG-TERM DEBT

Long-term debt consisted of the following (in thousands of dollars):

	September 30, 2011	December 31, 2010

Bank term loan	$227,027	$248,311
Commercial paper	—	200,000
Euro denominated bank term loan	160,557	—
Other	6,262	3,194
Less current maturities	(230,430)	(31,059)
	$163,416	$420,446
On July 30, 2010, the Company issued $200 million of commercial paper and proceeds were used to make a partial prepayment of the bank term loan. The commercial paper had been classified as long-term debt on the Condensed Consolidated Balance Sheet at December 31, 2010 as the Company had the intent and the ability to maintain it on a long-term basis. In September 2011, the Company paid down $50 million of its $200 million commercial paper balance and accordingly, the Company reclassified the remaining $150 million from long-term debt to short-term debt at September 30, 2011. The commercial paper carried a weighted average interest rate of approximately 0.15% during 2011 and varying maturity dates no later than 90 days from the issue date.
In August 2011, the Company entered into a 120 million, unsecured five-year euro denominated bank term loan in connection with the acquisition of the Fabory Group, maturing in August 2016. The Company, at its option, may prepay this term loan in whole or in part. The initial 1-month interest rate paid on this term loan was 2.10%.

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

During the fourth quarter of 2010, the Company entered into multiple foreign currency forward contracts with a total notional value of Canadian $160 million maturing in September 2014. At September 30, 2011 and December 31, 2010, the fair value of these contracts (Level 2 input) included in Deferred income taxes, tax uncertainties and derivative instruments was a liability of $0.6 million and $5.8 million, respectively.

8.	EMPLOYEE BENEFITS

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

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$3,941	$3,573	$11,822	$10,719
Interest cost	3,338	3,213	10,014	9,639
Expected return on assets	(1,448)	(1,109)	(4,343)	(3,326)
Amortization of transition asset	(36)	(36)	(107)	(107)
Amortization of unrecognized losses	817	913	2,452	2,737
Amortization of prior service credits	(123)	(124)	(371)	(371)
Net periodic benefit costs	$6,489	$6,430	$19,467	$19,291

The Company has established a Group Benefit Trust to fund the plan and process benefit payments.  The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended.  There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC.  During the three and nine months ended September 30, 2011, the Company contributed $1.1 million and $3.3 million, respectively, to the trust.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.	SEGMENT INFORMATION

The Company has two reportable segments:  the United States and Canada.  The United States operating segment reflects the results of Grainger’s U.S. business.  The Canada operating segment reflects the results for Acklands – Grainger Inc., the Company’s Canadian business.  Other businesses include the following operating segments which are not material individually and in the aggregate:  BMFGH Holdings BV (Fabory Group), MonotaRO Co., Ltd. (Japan), Grainger, S.A. de C.V. (Mexico), Grainger Industrial Supply India Private Limited (India), Grainger Caribe Inc. (Puerto Rico), Grainger China LLC (China), Grainger Colombia SAS (Colombia) and Grainger Panama S.A. (Panama).  Operating segments generate revenue almost exclusively through the distribution of maintenance, repair and operating supplies as service revenues account for less than 1% of total revenues for each operating segment.  Following is a summary of segment results (in thousands of dollars):

	Three Months Ended September 30, 2011
	United States	Canada	Other Businesses	Total
Total net sales	$1,715,120	$248,398	$168,251	$2,131,769
Intersegment net sales	(16,853)	(44)	(225)	(17,122)
Net sales to external customers	$1,698,267	$248,354	$168,026	$2,114,647
Segment operating earnings	$302,858	$25,016	$10,551	$338,425

	Three Months Ended September 30, 2010
	United States	Canada	Other Businesses	Total
Total net sales	$1,608,058	$202,162	$101,603	$1,911,823
Intersegment net sales	(12,286)	(33)	(92)	(12,411)
Net sales to external customers	$1,595,772	$202,129	$101,511	$1,899,412
Segment operating earnings	$262,803	$14,522	$4,412	$281,737

	Nine Months Ended September 30, 2011
	United States	Canada	Other Businesses	Total
Total net sales	$4,878,582	$747,683	$420,768	$6,047,033
Intersegment net sales	(45,096)	(125)	(531)	(45,752)
Net sales to external customers	$4,833,486	$747,558	$420,237	$6,001,281
Segment operating earnings	$829,866	$78,194	$25,576	$933,636

	Nine Months Ended September 30, 2010
	United States	Canada	Other Businesses	Total
Total net sales	$4,513,623	$604,153	$273,342	$5,391,118
Intersegment net sales	(35,256)	(87)	(313)	(35,656)
Net sales to external customers	$4,478,367	$604,066	$273,029	$5,355,462
Segment operating earnings	$695,445	$33,534	$6,264	$735,243

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	United States	Canada	Other Businesses	Total
Segment assets:
September 30, 2011	$2,506,399	$640,791	$942,553	$4,089,743
December 31, 2010	$2,365,532	$605,023	$446,216	$3,416,771

Following are reconciliations of segment information with the consolidated totals per the financial statements (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating earnings:
Total operating earnings for operating segments	$338,425	$281,737	$933,636	$735,243
Unallocated expenses and eliminations	(35,385)	(30,464)	(102,700)	(86,170)
Total consolidated operating earnings	$303,040	$251,273	$830,936	$649,073

	September 30, 2011	December 31, 2010
Assets:
Total assets for operating segments	$4,089,743	$3,416,771
Unallocated assets	460,902	487,606
Total consolidated assets	$4,550,645	$3,904,377

Unallocated expenses and unallocated assets primarily relate to the Company headquarters’ support services, which are not part of any business segment.  Unallocated expenses include payroll and benefits, depreciation and other costs associated with headquarters-related support services.  Unallocated expenses increased $16.5 million for the nine months of 2011 compared to the nine months of 2010, primarily due to higher payroll and professional services expense. Unallocated assets primarily include non-operating cash equivalents, certain prepaid expenses, deferred income taxes and non-operating property, buildings and equipment.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net earnings attributable to W.W. Grainger, Inc. as reported	$182,121	$150,405	$509,939	$378,655
Distributed earnings available to participating securities	(754)	(849)	(2,395)	(2,238)
Undistributed earnings available to participating securities	(2,582)	(2,643)	(7,716)	(6,160)
Numerator for basic earnings per share – Undistributed and distributed earnings available to common shareholders	178,785	146,913	499,828	370,257
Undistributed earnings allocated to participating securities	2,582	2,643	7,716	6,160
Undistributed earnings reallocated to participating securities	(2,531)	(2,598)	(7,558)	(6,056)
Numerator for diluted earnings per share – Undistributed and distributed earnings available to common shareholders	$178,836	$146,958	$499,986	$370,361
Denominator for basic earnings per share – weighted average shares	69,846,233	69,923,864	69,621,649	71,384,301
Effect of dilutive securities	1,434,172	1,244,417	1,483,694	1,253,765
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	71,280,405	71,168,281	71,105,343	72,638,066
Earnings per share two-class method
Basic	$2.56	$2.10	$7.18	$5.19
Diluted	$2.51	$2.06	$7.03	$5.10

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11.	CONTINGENCIES AND LEGAL MATTERS

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

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 2.

General
W.W. Grainger, Inc. is a broad-line distributor of maintenance, repair and operating supplies, and other related products and services used by businesses and institutions.  W.W. Grainger, Inc.’s operations are primarily in the United States and Canada, with an expanding presence in Europe, Asia and Latin America.

Grainger uses a multichannel business model to provide customers with a range of options for finding and purchasing products utilizing sales representatives, catalogs and direct marketing materials.  Grainger serves approximately 2.0 million customers worldwide through a network of highly integrated branches, distribution centers, multiple websites and export services.

Grainger’s two reportable segments are the United States and Canada. The United States segment reflects the results of Grainger’s U.S. business.  The Canada segment reflects the results for Acklands – Grainger Inc., Grainger’s Canadian business.  Other businesses include the following:  BMFGH Holdings BV (Fabory Group), MonotaRO Co., Ltd. (Japan), Grainger, S.A. de C.V. (Mexico), Grainger Industrial Supply India Private Limited (India), Grainger Caribe Inc. (Puerto Rico), Grainger China LLC (China), Grainger Colombia SAS (Colombia) and Grainger Panama S.A. (Panama).

Business Environment
Several economic factors and industry trends tend to shape Grainger’s business environment.  The overall economy and leading economic indicators provide insight into anticipated Company performance for the near term and help in forming the development of projections for the rest of the year.  Historically, Grainger’s sales trends have tended to correlate with industrial production and non-farm payrolls.  According to the Federal Reserve, overall industrial production increased 3.2% from September 2010 to September 2011.  This improvement has positively affected Grainger’s sales growth for the nine months of 2011.

In October 2011, Consensus Forecasts-USA projected 2011 Industrial Production and GDP growth for the United States of 3.8% and 1.7%, respectively.  In October 2011, Consensus Forecasts-USA projected GDP growth of 2.3% for Canada.

The light and heavy manufacturing customer end-markets have historically correlated with manufacturing employment levels and manufacturing output.  According to the United States Department of Labor, manufacturing output increased 1.7% from September 2010 to September 2011 while manufacturing employment levels increased 1.2%.  Grainger’s heavy and light manufacturing customer end-markets outperformed these indicators as sales to these customer end-markets increased in the high teens and high single digits, respectively, for both the third quarter and nine months ended September 30, 2011.

Outlook
On October 18, 2011, Grainger raised the 2011 sales growth guidance from a range of 9 to 10 percent to a range of 11 to 12 percent, primarily to reflect the acquisition of the Fabory Group. Grainger also raised earnings per share guidance from a range of $8.40 to $8.70 to a range of $8.80 to $9.00 as a result of a strong organic operating performance.

Grainger continues to gain market share and invest in proven growth initiatives. Grainger's growth drivers include product line expansion, increasing the sales force, enhanced eCommerce capabilities, growth in inventory management services and investment in the existing international operations. Grainger will incur incremental operating expenses in the 2011 fourth quarter related to these initiatives as well as a national advertising campaign and the opening of a new distribution center in northern California.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability
Grainger completed several acquisitions throughout 2011 and 2010, all of which were immaterial individually and in the aggregate.  Grainger’s operating results have included the results of each business acquired since the respective acquisition dates.

Results of Operations – Three Months Ended September 30, 2011
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Three Months Ended September 30,
	As a Percent of Net Sales		Percent Increase
	2011	2010
Net sales	100.0%	100.0%	11.3%
Cost of merchandise sold	56.8	58.4	8.3
Gross profit	43.2	41.6	15.6
Operating expenses	28.9	28.4	13.3
Operating earnings	14.3	13.2	20.6
Other income (expense)	(0.1)	(0.1)	80.4
Income taxes	5.5	5.2	18.1
Noncontrolling interest	0.1	0.0	115.9
Net earnings attributable to W.W. Grainger, Inc.	8.6%	7.9%	21.1%

Grainger’s net sales of $2,114.6 million for the third quarter of 2011 increased 11% compared with sales of $1,899.4 million for the comparable 2010 quarter. For the quarter, approximately 8 percentage points of the sales growth came from an increase in volume. Approximately 3 percentage points came from price, 2 percentage points from business acquisitions and 1 percentage point from foreign exchange, partially offset by a 3 percentage points decrease related to 2010 sales of products used to assist with the oil spill clean up in the Gulf of Mexico. The increase in net sales was led by growth in sales to heavy manufacturing customers, followed by diversified commercial services and contractor customers. The agriculture and mining customer end-market declined due to the difficult comparison from the oil spill in the prior year. Refer to the Segment Analysis below for further details.

Gross profit of $913.0 million for the third quarter of 2011 increased 16%. The gross profit margin during the third quarter of 2011 increased 1.6 percentage points when compared to the same period in 2010, primarily driven by price increases exceeding product cost increases as well as lower sales of sourced products which generally carry lower margins.

Operating expenses of $610.0 million for the third quarter of 2011 increased 13%, primarily driven by higher payroll and benefits expenses due to increased headcount and higher healthcare costs. In addition, the 2010 third quarter benefitted by $8.3 million from a paid time off policy change. Excluding this benefit, operating expenses increased 12% in the third quarter of 2011.

Operating earnings for the third quarter of 2011 were $303.0 million, an increase of 21% compared to the third quarter of 2010. The increase in operating earnings was primarily due to higher sales volume and gross profit margin, partially offset by operating expenses growing faster than sales.

Net earnings attributed to W.W. Grainger, Inc. for the third quarter of 2011 increased by 21%, to $182.1 million from $150.4 million in the third quarter of 2010. The increase in net earnings for the quarter primarily resulted from an increase in operating earnings and a lower effective tax rate. Diluted earnings per share of $2.51 in the third quarter of 2011 were 22% higher than the $2.06 for the third quarter of 2010 due to increased net earnings. The third quarter of 2010 included one unusual non-cash item, a $0.07 per share benefit from a paid time off policy change. Excluding the impact of this item, earnings per share increased 26% in 2011 versus the 2010 third quarter.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Segment Analysis
The following comments at the segment and business unit level include external and intersegment net sales and operating earnings. See Note 9 to the Condensed Consolidated Financial Statements.

United States
Net sales were $1,715.1 million for the third quarter of 2011, an increase of $107.0 million, or 7%, when compared with net sales of $1,608.1 million for the same period in 2010. For the quarter, approximately 7 percentage points of the sales growth came from an increase in volume and approximately 3 percentage points was due to price, partially offset by a 3 percentage point decrease related to 2010 sales of products used to assist with the oil spill clean up in the Gulf of Mexico. Sales to all except one customer end-market increased for the third quarter of 2011. The increase in net sales was led by heavy manufacturing customers, followed by diversified commercial services customers. The agriculture and mining customer end-market declined due to the difficult comparison from the oil spill in the prior year.

The gross profit margin increased 1.8 percentage points in the third quarter of 2011 over the comparable quarter of 2010, primarily driven by price increases exceeding product cost increases as well as lower sales of sourced products which generally carry lower margins.

Operating expenses were up 9% in the third quarter of 2011 versus the third quarter of 2010, driven by volume-related costs and spending on growth initiatives such as sales force expansion, eCommerce, advertising and the start up of a new distribution center in northern California. In addition, the 2010 third quarter benefitted by $7.3 million from a paid time off policy change. Excluding this benefit, operating expenses increased 7% in the third quarter of 2011.

Operating earnings of $302.9 million for the third quarter of 2011 increased 15% from $262.8 million for the third quarter of 2010. The increase in operating earnings for the quarter was primarily due to higher sales and an improved gross profit margin.

Canada
Net sales were $248.4 million for the third quarter of 2011, an increase of $46.2 million, or 23%, when compared with $202.2 million for the same period in 2010. Daily sales were up 16% in local currency for the quarter driven by 14 percentage points from volume and 2 percentage points from acquisitions. The increase in net sales was led by growth in the oil and gas, heavy manufacturing, agriculture and mining, contractors, and retail and wholesale customer end-markets.

The gross profit margin increased 0.3 percentage point in the third quarter of 2011 versus the third quarter of 2010, primarily driven by product cost deflation for products sourced from the United States due to the strength of the Canadian dollar.

Operating expenses were up 12% in the third quarter of 2011 versus the third quarter of 2010. In local currency, operating expenses increased 6%, primarily due to higher payroll, occupancy and advertising and selling costs, partly offset by lower professional services and other expenses.

Operating earnings of $25.0 million for the third quarter of 2011 were up $10.5 million, or 72%, over the third quarter of 2010. In local currency, operating earnings increased 63% in the third quarter of 2011 over the same period in 2010. The increase in earnings was due to higher sales, an improved gross profit margin and operating expenses increasing at a slower rate than sales.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Businesses
Net sales for other businesses, which include Japan, Mexico, India, Puerto Rico, China, Colombia, Panama and the Fabory Group increased 66% for the third quarter of 2011 when compared to the same period in 2010. The sales increase was due primarily to the Fabory Group, acquired on August 31, 2011, and strong growth from Japan and Mexico. Operating earnings were $10.6 million in the third quarter of 2011, compared to $4.4 million in the third quarter of 2010. The increase was primarily driven by strong earnings growth in Japan and Mexico along with lower operating losses in China. Operating earnings from the Fabory Group also contributed to the growth for other businesses in the quarter.

Other Income and Expense
Other income and expense was expense of $2.6 million in the third quarter of 2011, an increase of $1.2 million compared to $1.4 million of expense in the third quarter of 2010, primarily attributable to interest expense on the euro denominated bank term loan used to finance part of the Fabory Group acquisition.

Income Taxes
Grainger’s effective income tax rates were 38.7% and 39.4% for the third quarter of 2011 and 2010, respectively. The 2011 effective rate is lower than the prior year's rate primarily due to higher earnings forecasted in foreign jurisdictions with lower tax rates.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability
There were 192 and 191 sales days in the nine months of 2011 and 2010, respectively.  Grainger completed several acquisitions throughout 2011 and 2010, all of which were immaterial individually and in the aggregate. Grainger’s operating results have included the results of each business acquired since the respective acquisition dates.

Results of Operations – Nine Months Ended September 30, 2011
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Nine Months Ended September 30,
	As a Percent of Net Sales		Percent Increase
	2011	2010
Net sales	100.0%	100.0%	12.1%
Cost of merchandise sold	56.6	58.1	9.1
Gross profit	43.4	41.9	16.2
Operating expenses	29.6	29.8	11.3
Operating earnings	13.8	12.1	28.0
Other income (expense)	(0.1)	(0.1)	0.8
Income taxes	5.2	4.9	18.0
Noncontrolling interest	0.1	0.0	176.1
Net earnings attributable to W.W. Grainger, Inc.	8.4%	7.1%	34.7%

Grainger’s net sales of $6,001.3 million for the nine months of 2011 increased 12% compared with sales of $5,355.5 million for the comparable 2010 period. Sales were up 11% on a daily basis. For the nine months, approximately 8 percentage points of the sales growth came from an increase in volume, approximately 2 percentage points from price and approximately 1 percentage point from each of business acquisitions and foreign exchange, partially offset by a 1 percentage point decrease related to 2010 sales of products used to assist with the oil spill clean up in the Gulf of Mexico. Sales to all customer end-markets increased for the nine months of 2011. The increase in net sales was led by growth in sales to heavy manufacturing customers, followed by light manufacturing, diversified commercial services and contractor customers. Refer to the Segment Analysis below for further details.

Gross profit of $2,605.0 million during the nine months of 2011 increased 16%. The gross profit margin during the nine months of 2011 increased 1.5 percentage points when compared to the same period in 2010, primarily driven by price increases exceeding product cost increases as well as lower sales of sourced products which generally carry lower margins.

Operating expenses of $1,774.1 million during the nine months of 2011 increased 11%, primarily driven by higher payroll and benefits expenses due to increased headcount and higher profit sharing expense tied to Company performance. In addition, the nine months of 2010 benefitted by $28.9 million from a paid time off policy change. Excluding this benefit, operating expenses increased 9% in the nine months of 2011.

Operating earnings during the nine months of 2011 were $830.9 million, an increase of 28% compared to the same period in 2010. The increase in operating earnings was due to higher sales, improved gross profit margin and operating expenses increasing at a slower rate than sales.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings for the nine months of 2011 increased by 35% to $509.9 million from $378.7 million in the nine months of 2010. The increase in net earnings for the nine months primarily resulted from an increase in operating earnings and a lower effective tax rate. Diluted earnings per share of $7.03 in the nine months of 2011 were 38% higher than the $5.10 in the nine months of 2010 due to increased net earnings and fewer shares outstanding. The nine months of 2011 included a $0.12 per share benefit primarily from the settlement of tax examinations related to 2007 and 2008. In 2010, there were two unusual non-cash items: a $0.24 per share benefit from a paid time off policy change and a $0.15 per share expense related to the tax treatment of retiree healthcare benefits following the passage of the Patient Protection and Affordable Care Act. These two items resulted in a net benefit of $0.09 per share. Excluding unusual items in both years, earnings per share for the nine months of 2011 increased 38% versus 2010.

Segment Analysis
The following comments at the segment and business unit level include external and intersegment net sales and operating earnings. See Note 9 to the Condensed Consolidated Financial Statements.

United States
Net sales were $4,878.6 million for the nine months of 2011, an increase of $365.0 million, or 8%, when compared with net sales of $4,513.6 million for the same period in 2010. Approximately 6 percentage points of the daily sales growth came from an increase in volume and approximately 3 percentage points was due to price, partially offset by a 1 percentage point decrease related to 2010 sales of products used to assist with the oil spill clean up in the Gulf of Mexico. Sales to all except one customer end-markets increased during the nine months of 2011. The increase in net sales was led by heavy manufacturing customers, followed by light manufacturing and diversified commercial customers. The agriculture and mining customer end-market declined due to the difficult comparison from the oil spill in the prior year.

The gross profit margin increased 1.6 percentage points in the nine months of 2011 over the comparable period of 2010, primarily driven by price increases exceeding product cost increases as well as lower sales of sourced products which generally carry lower margins.

Operating expenses were up 8% in the nine months of 2011 versus the nine months of 2010, primarily driven by higher payroll and benefits expenses due to increased headcount and higher profit sharing expense tied to Company performance. In addition, the nine months of 2010 benefitted by $25.9 million from a paid time off policy change. Excluding this benefit, operating expenses increased 6% in the nine months of 2011.

Operating earnings of $829.9 million for the nine months of 2011 increased 19% from $695.4 million for the nine months of 2010. The increase in operating earnings for the nine months was due to higher sales and an improved gross profit margin.

Canada
Net sales were $747.7 million for the nine months of 2011, an increase of $143.5 million, or 24%, when compared with $604.2 million for the same period in 2010. Daily sales were up 23% or 16% in local currency for the nine months driven by 12 percentage points from volume, 3 percentage points from acquisitions and 1 percentage point from price. The increase in net sales was led by growth in the oil and gas, heavy manufacturing, agriculture and mining, and retail and wholesale customer end-markets.

The gross profit margin increased 2.2 percentage points in the nine months of 2011 versus the nine months of 2010, primarily driven by price increases and product cost deflation for products sourced from the United States due to the strength of the Canadian dollar.

Operating expenses were up 13% in the nine months of 2011 versus the nine months of 2010. In local currency, operating expenses increased 7%, primarily due to higher payroll, bonus, occupancy and warehouse expenses, partially offset by lower professional services and employee relocation expenses.

Operating earnings of $78.2 million for the nine months of 2011 were up $44.7 million, or 133%, over the nine months of 2010. In local currency, operating earnings increased 120% in the nine months of 2011 over the same period in 2010. The increase in earnings was primarily due to higher sales, an improved gross profit margin and operating expenses increasing at a slower rate than sales.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Businesses
Net sales for other businesses, which include Japan, Mexico, India, Puerto Rico, China, Colombia, Panama and the Fabory Group increased 54% for the nine months of 2011 when compared to the same period in 2010. The sales increase was due to strong growth from Japan, Mexico and China along with incremental sales from businesses in Colombia, acquired in June 2010 and the Fabory Group acquired on August 31, 2011. Operating earnings were $25.6 million for the nine months of 2011, compared to $6.3 million for the nine months of 2010. The increase was primarily driven by strong earnings growth in Japan and Mexico along with lower operating losses in China. Operating earnings from the Fabory Group also contributed to the growth for other businesses for the nine months of 2011.

Other Income and Expense
Other income and expense was expense of $5.5 million in the nine months of 2011, flat compared with the nine months of 2010.

Income Taxes
Grainger’s effective income tax rates were 37.6% and 40.9% for the nine months of 2011 and 2010, respectively. The 2011 effective rate benefited primarily from the settlement of tax examinations related to 2007 and 2008. Excluding the effect of this one-time benefit, the effective tax rate is now expected to be 38.7% for the full year of 2011. This lower effective tax rate is primarily due to higher earnings forecasted in foreign jurisdictions with lower tax rates. The effective tax rate for the nine months of 2010, excluding the impact from the healthcare legislation in the first quarter of 2010, was 39.3%.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Cash Flow
Cash from operating activities continues to serve as Grainger’s primary source of liquidity. Net cash provided by operating activities was $560.0 million and $492.0 million for the nine months ended September 30, 2011 and 2010, respectively. The primary contribution to cash flows from operations was net earnings in the nine months ended September 30, 2011 of $514.7 million compared to $380.4 million in 2010. Offsetting these amounts were changes in operating assets and liabilities, which resulted in a net use of cash of $98.0 million in the nine months of 2011 compared to $10.0 million in the nine months of 2010. The net use of cash in 2011 was primarily attributable to higher inventory purchases in response to the growth in sales volume, coupled with a smaller increase in accounts payable and other liabilities.

Net cash used in investing activities was $472.1 million and $116.5 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in cash used in investing activities was primarily due to the Fabory Group acquisition. Net cash expended for additions to property, buildings, equipment and capitalized software was $123.8 million in the nine months ended September 30, 2011. The primary capital expenditures in 2011 included funding of infrastructure improvement projects for distribution centers in the United States and Canada.

Net cash used in financing activities was $32.2 million and $549.6 million for the nine months ended September 30, 2011 and 2010, respectively. The $517.4 million reduction in cash used in financing activities for the nine months ended September 30, 2011 was due primarily to lower treasury share repurchases. Cash paid for treasury stock purchases was $101.4 million for the nine months ended September 30, 2011 versus $504.4 million for the nine months ended September 30, 2010.

Working Capital
Working capital at September 30, 2011, was $1,203.1 million, a decrease of $165.7 million when compared to $1,368.8 million at December 31, 2010. The ratio of current assets to current liabilities decreased to 1.9 at September 30, 2011 from 2.6 at December 31, 2010. The decrease was primarily due to an increase in current maturities of long-term debt as the balance of the bank term loan incurred in 2008 is due within one year. In addition, $150 million of commercial paper outstanding was reclassified from long-term to short-term debt as management no longer intends to refinance this debt on a long-term basis.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit. Total debt as a percent of total capitalization was 18.8% at September 30, 2011 and 17.8% at December 31, 2010.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

New Accounting Standards
For a discussion of accounting standards updates, see Note 2 of the Condensed Consolidated Financial Statements included under Part I, Item 1.

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

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimates are made and when there are different estimates that management reasonably could have made, which would have a material impact on the presentation of Grainger’s financial condition, changes in financial condition or results of operations. For a description of Grainger’s critical accounting policies see Grainger's Annual Report on Form 10-K for the year ended December 31, 2010.

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

For quantitative and qualitative disclosures about market risk, see “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in Grainger's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

As previously reported, in December 2007, Grainger received a letter from the Commercial Litigation Branch of the Civil Division of the Department of Justice (the DOJ) regarding Grainger's contract with the United States General Services Administration (the GSA).  The letter suggested that Grainger had not complied with its disclosure obligations and the contract’s pricing provisions, and had potentially overcharged government customers under the contract.

Discussions with the DOJ relating to Grainger's compliance with its disclosure obligations and the contract’s pricing provisions are ongoing.  The timing and outcome of these discussions are uncertain and could include settlement or civil litigation by the DOJ to recover, among other amounts, treble damages and penalties under the False Claims Act.  Due to uncertainties surrounding this matter, an estimate of possible loss cannot be determined. While this matter is not expected to have a material adverse effect on Grainger's financial position, an unfavorable resolution could result in significant payments by Grainger.  Grainger continues to believe that it has complied with the GSA contract in all material respects.

As previously reported, Grainger received a subpoena dated August 29, 2008 from the United States Postal Service (USPS) Office of Inspector General seeking information about Grainger's pricing compliance under Grainger's contract with the USPS covering the sale of certain Maintenance Repair and Operating Supplies (the MRO Contract).

As previously reported, Grainger received a subpoena dated June 30, 2009 from the USPS Office of Inspector General seeking information about Grainger's pricing practices and compliance under Grainger's contract with the USPS covering the sale of certain janitorial and custodial items (the Custodial Contract).

Discussions with the USPS and DOJ relating to Grainger's pricing practices and compliance with the pricing provisions of the MRO Contract and the Custodial Contract are ongoing.  The timing and outcome of the USPS and DOJ investigations are uncertain and could include settlement or civil litigation by the USPS and DOJ to recover, among other amounts, treble damages and penalties under the False Claims Act.  Due to uncertainties surrounding these matters, an estimate of possible loss cannot be determined. While these matters are not expected to have a material adverse effect on Grainger's financial position, an unfavorable resolution could result in significant payments by Grainger.  Grainger continues to believe that it has complied with each of the MRO Contract and the Custodial Contract in all material respects.

W.W. Grainger, Inc. and Subsidiaries

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – Third Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1 – July 31	—	—	—	7,705,641	shares
Aug. 1 – Aug. 31	360,300	$140.47	360,300	7,345,341	shares
Sept. 1 – Sept. 30	—	—	—	7,345,341	shares
Total	360,300	$140.47	360,300

(A)	There were no shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

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

W.W. Grainger, Inc.
(Registrant)
Date:	October 27, 2011	By:	/s/ R. L. Jadin
R. L. Jadin, Senior Vice President and Chief Financial Officer
Date:	October 27, 2011	By:	/s/ G. S. Irving
G. S. Irving, Vice President and Controller