Form 10-K
period 2011-12-31
GRAINGER W W INC
filed 2012-02-28
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]
The aggregate market value of the voting common equity held by nonaffiliates of the registrant was $10,123,345,795 as of the close of trading as reported on the New York Stock Exchange on June 30, 2011. The Company does not have nonvoting common equity.
The registrant had 70,104,501 shares of the Company’s Common Stock outstanding as of January 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement relating to the annual meeting of shareholders of the registrant to be held on April 25, 2012, are incorporated by reference into Part III hereof.

Page(s)
PART I
Item 1:	BUSINESS	3-5
	THE COMPANY	3
	UNITED STATES	3-4
	CANADA	4
	OTHER BUSINESSES	4-5
	SEASONALITY	5
	COMPETITION	5
	EMPLOYEES	5
	WEBSITE ACCESS TO COMPANY REPORTS	5
Item 1A:	RISK FACTORS	6-7
Item 1B:	UNRESOLVED STAFF COMMENTS	7
Item 2:	PROPERTIES	8
Item 3:	LEGAL PROCEEDINGS	8
Item 4:	MINE SAFETY DISCLOSURES	8

PART II
Item 5:	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER
	MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	9-10
Item 6:	SELECTED FINANCIAL DATA	10-11
Item 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	12-24
Item 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25
Item 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	26
Item 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE	26
Item 9A:	CONTROLS AND PROCEDURES	26
Item 9B:	OTHER INFORMATION	26
PART III
Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	27-28
Item 11:	EXECUTIVE COMPENSATION	29
Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	29
Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
	DIRECTOR INDEPENDENCE	29
Item 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES	29
PART IV
Item 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	30-31
Signatures

PART I
Item 1: Business
The Company
W.W. Grainger, Inc., incorporated in the State of Illinois in 1928, is a broad-line distributor of maintenance, repair and operating supplies and other related products and services used by businesses and institutions primarily in the United States and Canada, with expanding global operations. In this report, the words “Grainger” or “Company” mean W.W. Grainger, Inc. and its subsidiaries.
Grainger uses a multichannel business model to provide customers with a range of options for finding and purchasing products utilizing sales representatives, direct marketing materials, catalogs and eCommerce. Grainger serves approximately 2.0 million customers worldwide through a network of highly integrated branches, distribution centers, multiple websites and export services.
During 2011, Grainger acquired the Fabory Group, a European distributor of fasteners and related maintenance, repair and operating products, representing Grainger's first entry into the European market. See the Other Businesses discussion below for a description of this business.
Grainger’s two reportable segments are the United States and Canada. The United States segment reflects the results of Grainger’s U.S. business. The Canada segment reflects the results for Acklands – Grainger Inc. (Acklands – Grainger), Grainger’s Canadian business. Other businesses include the following significant operations: the Fabory Group, MonotaRO, Mexico, China and Colombia. These businesses generate revenue through the distribution of maintenance, repair and operating supplies and products and provide related services. For segment and geographical information and consolidated net sales and operating earnings see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 to the Consolidated Financial Statements.
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
United States
The United States business offers a broad selection of maintenance, repair and operating supplies and other related products and services through local branches, catalogs and the Internet. A combination of product breadth, local availability, speed of delivery, detailed product information and competitively priced products and services is provided by this business. Products offered include material handling equipment, safety and security supplies, lighting and electrical products, power and hand tools, pumps and plumbing supplies, cleaning and maintenance supplies, forestry and agriculture equipment, building and home inspection supplies, vehicle and fleet components and many other items primarily focused on the facilities maintenance market. Services offered include inventory management and energy efficiency solutions.
The United States business operates in all 50 states through a network of 368 branches. These branches are located in close proximity to the majority of U.S. businesses and serve the immediate needs of customers in their local markets by allowing them to pick up items directly from the branches. Branches range in size from small branches to large master branches. The branch network has approximately 4,700 employees who primarily fulfill counter and will-call product purchases and provide customer service. An average branch is 23,000 square feet in size, has 13 employees and handles about 160 transactions per day. In the normal course of business, Grainger continually reviews the effectiveness of its branch network. In 2011, 35 branches were closed and one opened. The number of branch closures during 2011 reflects the shift of volume from counter and will-call purchases to shipments out of the distribution centers.
The logistics network in the United States is comprised of a network of 15 distribution centers (DCs) of various sizes. In 2011, a new DC was opened and began operations in northern California. Automated equipment and processes in the larger DCs allow them to handle the majority of the customer shipping for next-day product availability and replenish the branches that provide same day availability.

Customers range from small and medium-sized businesses to large corporations, government entities and other institutions. They are primarily represented by purchasing managers or workers in facilities maintenance departments and service shops across a wide range of industries such as manufacturing, hospitality, transportation, government, retail, healthcare and education. Sales transactions during 2011 were made to approximately 1.6 million customers averaging 105,000 daily transactions. No single customer accounted for more than 2% of total sales.
The business has a sales force of almost 2,700 professionals who help businesses and institutions select the right products to find immediate solutions to maintenance problems and to reduce operating expenses and improve cash flows. The sales force increased over the prior year with the majority of the new sales representatives focused on acquiring additional business from existing medium-sized customers as well as acquiring new business across the United States.
Another area in which the United States business helps customers be more productive is through inventory management. A comprehensive program was launched in 2006 called KeepStock® that includes on-site services and vendor-managed inventory. During the past couple of years the program has expanded to over 14,000 customers and 30,000 unique customer installations.
Customers can also purchase products through grainger.com. More customers are migrating to online and electronic purchasing and Grainger continues to enhance its eCommerce platform. With access to more than 800,000 products, grainger.com serves as a prominent channel for the United States business. Grainger.com provides real-time price and product availability and detailed product information, and offers advanced features such as product search and compare capabilities. For customers with sophisticated electronic purchasing platforms, Grainger utilizes technology that allows these systems to communicate directly with grainger.com. Customers can also purchase products through several other branded websites.
The majority of the products sold by the United States business are well recognized national branded products, including private label items bearing Grainger’s registered trademarks, such as DAYTON® motors, SPEEDAIRE® air compressors, AIR HANDLER® air filtration equipment, DEM-KOTE® spray paints, WESTWARD® tools, CONDOR® safety products and LUMAPRO® lighting products. Grainger has taken steps to protect these trademarks against infringement and believes that they will remain available for future use in its business.
The Grainger catalog, most recently issued in February 2012, offers approximately 410,000 facilities maintenance and other products and is used by customers to assist in product selection. Approximately 2.1 million copies of the catalog were produced. In addition, Grainger’s United States business issues targeted catalogs for its multiple branded products, as well as other marketing materials.
The United States business purchases products for sale from more than 2,000 key suppliers, most of which are manufacturers. Through a global sourcing operation, the business procures competitively priced, high-quality products produced outside the United States from approximately 300 suppliers. Grainger sells these items primarily under private label brands. Products obtained through the global sourcing operation include DAYTON® motors, WESTWARD® tools, LUMAPRO® lighting products and CONDOR® safety products, as well as products bearing other trademarks. No single supplier comprised more than 5% of total purchases and no significant difficulty has been encountered with respect to sources of supply.
Canada
Acklands – Grainger is Canada’s leading broad-line distributor of industrial and safety supplies. A combination of product breadth, local availability, speed of delivery, detailed product information and competitively priced products and services is provided by this business. In 2011, Acklands – Grainger acquired one business, Fercomat, Inc. Fercomat is based in Quebec and has been a leading distributor of hardware, tools and fasteners since 1957.
The Canadian business serves customers through 172 branches and six DCs across Canada. Acklands – Grainger distributes tools, fasteners, safety supplies, instruments, welding and shop equipment, and many other items. During 2011, approximately 15,000 sales transactions were completed daily. A comprehensive catalog, printed in both English and French, was most recently issued in February 2012. The catalog has more than 110,000 products and is used by customers to assist in product selection. In addition, customers can purchase products through acklandsgrainger.com, a fully bilingual website.
Other Businesses
Included in other businesses are the operations in Europe, Japan, Mexico, India, Puerto Rico, China, Colombia, Panama and Dominican Republic. The more significant businesses in this group are described below.

Fabory Group
In 2011, Grainger acquired the Fabory Group, a European distributor of fasteners, tools and industrial supplies. The Fabory Group is headquartered in Tilburg, the Netherlands, and has more than 100 locations in 15 countries. Customers have access to approximately 80,000 products through a catalog and through fabory.com.

Japan
Grainger operates in Japan through its 53% interest in MonotaRO Co. MonotaRO provides small and mid-sized domestic businesses with products that help them operate and maintain their facilities. MonotaRO is a catalog and web-based direct marketer with approximately 80% of orders being conducted through monotaro.com. MonotaRO has no branches and fulfills all orders from two DCs.

Mexico
Grainger’s operations in Mexico provide local businesses with maintenance, repair and operating supplies and other related products primarily from Mexico and the United States. Mexico distributes products through a network of branches and one DC where customers have access to approximately 84,000 products through a Spanish-language catalog and through grainger.com.mx.

China
Grainger operates in China from a DC in Shanghai and two small regional warehouses. In addition, there are six sales offices in eastern China that allow sales representatives to work remotely and meet with customers. Customers have access to approximately 59,000 products through a Chinese-language catalog and through grainger.com.cn.

Colombia
Grainger owns an 80% position in a joint venture in Colombia. Colombia provides businesses with facilities maintenance supplies and other products, with an emphasis on fastener products, through a network of branches and one DC. Customers have access to approximately 30,000 products through torhefe.com.
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
Grainger serves a number of diverse markets. Grainger estimates the North American market for facilities maintenance and related products to be approximately $140 billion, of which Grainger’s share is approximately 5%. There are several large competitors, although the majority of the market is served by small local and regional competitors.
Employees
As of December 31, 2011, Grainger had approximately 21,400 employees, of whom approximately 20,000 were full-time and 1,400 were part-time or temporary. Grainger has never had a major work stoppage and considers employee relations to be good.
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

Item 1A: Risk Factors
The following is a discussion of significant risk factors relevant to Grainger's business that could adversely affect its financial position or results of operations.
Weakness in the economy could negatively impact Grainger's sales growth. Economic and industry trends affect Grainger's business environments. Economic downturns can cause customers, both domestic and international, to idle or close facilities, delay purchases and otherwise reduce their ability to purchase Grainger's products and services as well as their ability to make full and timely payments. Thus, a significant or prolonged slowdown in economic activity in the United States, Canada or any other major world economy could negatively impact Grainger's sales growth and results of operations.
The facilities maintenance industry is highly fragmented, and changes in competition could result in a decreased demand for Grainger's products and services. There are several large competitors in the industry, although most of the market is served by small local and regional competitors. Grainger faces competition in all markets it serves, from manufacturers (including some of its own suppliers) that sell directly to certain segments of the market, wholesale distributors, catalog houses, retail enterprises and Internet-based businesses. Competitive pressures could adversely affect Grainger's sales and profitability.
Volatility in commodity prices may adversely affect operating margins. Some of Grainger's products contain significant amounts of commodity-priced materials, such as steel, copper, petroleum derivatives or rare earth minerals, and are subject to price changes based upon fluctuations in the commodities market. Increases in the price of fuel could also drive up transportation costs. Grainger's ability to pass on increases in costs depends on market conditions. The inability to pass along cost increases could result in lower operating margins. In addition, higher prices could impact demand for these products, resulting in lower sales volumes.
Unexpected product shortages could negatively impact customer relationships, resulting in an adverse impact on results of operations. Grainger's competitive strengths include product selection and availability. Products are purchased from more than 3,500 key suppliers located in various countries around the world, no one of which accounted for more than 5% of total purchases. Historically, no significant difficulty has been encountered with respect to sources of supply; however, disruptions could occur due to factors beyond Grainger's control, such as economic downturns, political unrest, trade issues, etc., any of which could adversely affect a supplier's ability to manufacture or deliver products. If Grainger were to experience difficulty in obtaining products, there could be a short-term adverse effect on results of operations and a longer-term adverse effect on customer relationships and Grainger's reputation. In addition, Grainger has strategic relationships with key vendors. In the event Grainger was unable to maintain those relations, there might be a loss of competitive pricing advantages which could, in turn, adversely affect results of operations.
The addition of new product lines could impact future sales growth. Grainger is continuing in a multiyear product line expansion program. The continued success of this program is expected to be a driver of growth in 2012 and beyond. Its success will depend on Grainger's ability to accurately forecast market demand, obtain products from suppliers and effectively integrate these products into the supply chain. As such, there is a risk that the product line expansion program will not deliver the expected results, which could negatively impact anticipated future sales growth.
Disruptions in Grainger's supply chain could result in an adverse impact on results of operations. A disruption within Grainger's logistics or supply chain network, including damage, destruction, and other events which would cause one or more of the distribution centers to become non-operational, could adversely affect Grainger's ability to deliver inventory in a timely manner, impair Grainger's ability to meet customer demand for products and result in lost sales or damage to Grainger's reputation. Such a disruption could adversely impact the results of operations.
Interruptions in the proper functioning of information systems could disrupt operations and cause unanticipated increases in costs and/or decreases in revenues. The proper functioning of Grainger's information systems, including its websites, is critical to the successful operation of its business. Grainger continues to invest in software, hardware and network infrastructures in order to effectively manage its information systems and websites. Although Grainger's information systems are protected with robust backup and security systems, including physical and software safeguards and remote processing capabilities, information systems are still vulnerable to natural disasters, power losses, computer viruses, telecommunication failures and other problems. If critical information systems fail or otherwise become unavailable, among other things, Grainger's ability to process orders, maintain proper levels of inventories, collect accounts receivable and disburse funds could be adversely affected. Any such interruption of Grainger's information systems could also subject Grainger to additional costs.

Breaches of information systems security could damage Grainger's reputation, disrupt operations, increase costs and/or decrease revenues. Through Grainger's sales and eCommerce channels, Grainger collects and stores confidential information that customers provide to, among other things, purchase products or services, enroll in promotional programs and register on the website. Grainger also acquires and retains information about suppliers and employees in the normal course of business. Despite instituted safeguards for the protection of such information, computer hackers may attempt to penetrate Grainger's or its vendors' information systems and, if successful, misappropriate confidential customer, supplier, employee or other business information. In addition, a Grainger employee, contractor or other third party with whom Grainger does business may attempt to circumvent security measures in order to obtain such information or inadvertently cause a breach involving such information. Loss of customer, supplier, employee or other business information could disrupt operations, damage Grainger's reputation, and expose Grainger to claims from customers, suppliers, financial institutions, regulators, payment card associations, employees and other persons, any of which could have an adverse effect on Grainger, its financial condition and results of operations. In addition, compliance with tougher privacy and information security laws and standards may result in significant additional expense due to increased investment in technology and the development of new operational processes.
Fluctuations in foreign currency have an effect on reported results of operations. Foreign currency exchange rates and fluctuations have an impact on sales, costs and cash flows from international operations, and could affect reported financial performance.
Acquisitions involve a number of inherent risks, any of which could result in the benefits anticipated not being realized and could have an adverse effect on results of operations. Acquisitions, both foreign and domestic, involve various inherent risks, such as uncertainties in assessing the value, strengths, weaknesses, liabilities and potential profitability of acquired companies. There is a risk of potential losses of key employees of an acquired business and of an inability to achieve identified operating and financial synergies anticipated to result from an acquisition. Additionally, problems could arise from the integration of the acquired business including unanticipated changes in the business or industry, or general economic conditions that affect the assumptions underlying the acquisition. Any one or more of these factors could cause Grainger not to realize the benefits anticipated to result from the acquisitions or have a negative impact on the fair value of the reporting units. Accordingly, goodwill and intangible assets recorded as a result of acquisitions could become impaired.
In order to compete, Grainger must attract, retain and motivate key employees, and the failure to do so could have an adverse effect on results of operations. In order to compete and have continued growth, Grainger must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and support positions. Grainger competes to hire employees and then must train them and develop their skills and competencies. Grainger's operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs.
Grainger's continued success is substantially dependent on positive perceptions of Grainger's reputation. One of the reasons why customers choose to do business with Grainger and why employees choose Grainger as a place of employment is the reputation that Grainger has built over many years. To be successful in the future, Grainger must continue to preserve, grow and leverage the value of Grainger's brand. Reputational value is based in large part on perceptions of subjective qualities. Even an isolated incident, or the aggregate effect of individually insignificant incidents, can erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation, and as a result, could tarnish Grainger's brand and lead to adverse effects on Grainger's business.
Grainger's business is subject to various government regulations. Grainger's business is subject to a wide array of laws and regulations in every jurisdiction where it operates and compliance with these laws and regulations increases the cost of doing business. As a government contractor selling to federal, state and local government entities, Grainger is subject to a variety of laws and regulations, including without limitation import and export requirements, the Foreign Corrupt Practices Act, tax laws (including U.S. taxes on foreign subsidiaries), foreign exchange controls and cash repatriation restrictions, data privacy requirements, labor laws and anti-competition regulations, and is also subject to audits and inquiries in the ordinary course of business. Changes to the legal and regulatory environments could increase the cost of doing business, and such costs may increase in the future as a result of changes in these laws and regulations or in their interpretation. Furthermore, Grainger has implemented policies and procedures designed to facilitate compliance with these laws and regulations, but there can be no assurance that employees, contractors or agents will not violate such laws and regulations or Grainger's policies. Any such violations could individually or in the aggregate materially adversely affect Grainger's financial condition or operating results.

Item 1B: Unresolved Staff Comments
None.

Item 2: Properties
As of December 31, 2011, Grainger’s owned and leased facilities totaled approximately 26.3 million square feet, an increase of approximately 13% from December 31, 2010. This increase is primarily the result of the Fabory acquisition. The United States business and Acklands – Grainger accounted for the majority of the total square footage. Branches in the United States range in size from approximately 1,400 to 109,000 square feet. Most are located in or near major metropolitan areas with many located in industrial parks. Typically, a branch is on one floor, consists primarily of warehouse space, sales areas and offices and has off-the-street parking for customers and employees. Distribution centers in the United States range in size from approximately 39,000 to 1,300,000 square feet. Grainger believes that its properties are generally in excellent condition and well maintained. Acklands – Grainger facilities are located throughout Canada.
A brief description of significant facilities follows:

Location	Facility and Use (6)	Size in Square Feet (in 000's)
United States (1)	368 United States branch locations	8,277
United States (2)	15 Distribution Centers	6,644
United States (3)	Other facilities	3,569
Canada (4)	185 Acklands - Grainger facilities	2,700
Other Businesses (5)	Other facilities	3,826
Chicago Area (2)	Headquarters and General Offices	1,327
	Total Square Feet	26,343

(1)	United States branches consist of 271 owned and 97 leased properties. Most leases expire between 2012 and 2018.
(2)	These facilities are primarily owned.
(3)
These facilities include both owned and leased locations, consisting of storage facilities, office space, and idle properties including a one million square foot facility for a new distribution center in Illinois to be opened in 2012.

(4)	Acklands - Grainger facilities consist of general offices, distribution centers and branches, of which 64 are owned and 121 leased.
(5)	These facilities include owned and leased locations in Europe, Japan, Mexico, India, Puerto Rico, China, Colombia, Panama, Trinidad, Dominican Republic and Costa Rica.
(6)	Owned facilities are not subject to any mortgages.

Item 3: Legal Proceedings
Information on specific and significant legal proceedings is set forth in Note 19 to the Consolidated Financial Statements included under Item 8.

Item 4: Mine Safety Disclosure
Not applicable.

PART II
Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividends
Grainger's common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange, with the ticker symbol GWW. The high and low sales prices for the common stock and the dividends declared and paid for each calendar quarter during 2011 and 2010 are shown below.

		Prices
	Quarters	High	Low	Dividends
2011	First	$140.17	$129.01	$0.54
	Second	154.68	137.75	0.66
	Third	165.55	124.33	0.66
	Fourth	193.21	141.36	0.66
	Year	$193.21	$124.33	$2.52
2010	First	$109.98	$96.13	$0.46
	Second	116.07	96.50	0.54
	Third	121.84	96.81	0.54
	Fourth	139.09	117.25	0.54
	Year	$139.09	$96.13	$2.08
Grainger expects that its practice of paying quarterly dividends on its common stock will continue, although the payment of future dividends is at the discretion of Grainger’s Board of Directors and will depend upon Grainger’s earnings, capital requirements, financial condition and other factors.
Holders
The approximate number of shareholders of record of Grainger’s common stock as of January 31, 2012, was 880 with approximately 85,600 additional shareholders holding stock through nominees.
Issuer Purchases of Equity Securities - Fourth Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Oct. 1 – Oct. 31	46,025	169.98	46,025	7,299,316	shares
Nov. 1 – Nov. 30	212,436	174.61	212,436	7,086,880	shares
Dec. 1 – Dec. 31	25,101	186.13	25,101	7,061,779	shares
Total	283,562	174.88	283,562

(A)	There were no shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

(C)
Purchases were made pursuant to a share repurchase program approved by Grainger's Board of Directors on July 28, 2010. The program has no specified expiration date. Activity is reported on a trade date basis.

Company Performance
The following stock price performance graph compares the cumulative total return on an investment in Grainger common stock with the cumulative total return of an investment in each of the Dow Jones US Industrial Suppliers Total Stock Market Index and the S&P 500 Stock Index. It covers the period commencing December 31, 2006, and ending December 31, 2011. The graph assumes that the value for the investment in Grainger common stock and in each index was $100 on December 31, 2006, and that all dividends were reinvested.

Comparison of Five-Year Cumulative Total Return
Dollars
300
250
200
150
100
50
0
2006
2007
2008
2009
2010
2011
Fiscal Year Ended December 31
W.W. Grainger, Inc.
Dow Jones US Industrial Suppliers Total Stock Market Index
S&P 500 Stock Index

	December 31,
	2006	2007	2008	2009	2010	2011
W.W. Grainger, Inc.	$100	$127	$117	$146	$213	$293
Dow Jones US Industrial Suppliers Total Stock Market Index	100	114	89	112	157	201
S&P 500 Stock Index	100	105	66	84	97	99

Item 6: Selected Financial Data

	2011	2010	2009	2008	2007
	(In thousands of dollars, except for per share amounts)
Net sales	$8,078,185	$7,182,158	$6,221,991	$6,850,032	$6,418,014
Net earnings attributable to W.W. Grainger, Inc.	658,423	510,865	430,466	475,355	420,120
Net earnings per basic share	9.26	7.05	5.70	6.07	5.01
Net earnings per diluted share	9.07	6.93	5.62	5.97	4.91
Total assets	4,716,062	3,904,377	3,726,332	3,515,417	3,094,028
Long-term debt (less current maturities)	175,055	420,446	437,500	488,228	4,895
Cash dividends paid per share	$2.52	$2.08	$1.78	$1.55	$1.34

Net earnings for 2011 included a $0.16 per share expense for U.S. branch closures, a $0.12 per share benefit related to the settlement of prior year tax reviews and a $0.07 per share benefit for a gain on the sale of the MRO Korea Joint Venture, which when combined, resulted in a net benefit of $0.03 per share.

There were two non-cash items included in 2010 earnings, a $0.28 per share benefit from a change to the paid time off policy and a $0.15 per share tax expense related to the tax treatment of retiree healthcare benefits following the passage of the Patient Protection and Affordable Care Act, which when combined, resulted in a net benefit of $0.13 per share. Results for 2009 included a $0.37 per share non-cash gain from the MonotaRO transaction in September 2009.

For further information see “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
General. Grainger is a broad-line distributor of maintenance, repair and operating supplies, and other related products and services used by businesses and institutions. Grainger’s operations are primarily in the United States and Canada, with an expanding presence in Europe, Asia and Latin America. Grainger uses a multichannel business model to provide customers with a range of options for finding and purchasing products utilizing sales representatives, catalogs and direct marketing materials and eCommerce. Grainger serves approximately 2.0 million customers worldwide through a network of highly integrated branches, distribution centers, multiple websites and export services.
Grainger’s two reportable segments are the United States and Canada. The United States segment reflects the results of Grainger’s U.S. operating segment. The Canada segment reflects the results for Acklands – Grainger Inc., Grainger’s Canadian operating segment. Other Businesses include the following significant operating segments which are not material individually and in the aggregate: Fabory Group, MonotaRO, Mexico, China and Colombia.
Business Environment. Several economic factors and industry trends tend to shape Grainger’s business environment. The overall economy and leading economic indicators provide general insight into projecting Grainger’s growth. Historically, Grainger’s sales have tended to correlate with industrial production and non-farm payrolls. According to the Federal Reserve, overall industrial production increased 2.9% from December 2010 to December 2011. The United States’ GDP grew an estimated 1.7% in 2011 and Canada’s GDP grew an estimated 2.3%. The improvement in the economy has positively affected Grainger’s sales growth for 2011. In addition, changes in business inventory levels are a factor in Grainger's sales trends. The need for businesses to replenish inventories in 2010 and 2011 after the economic downturn contributed to Grainger's sales growth. According to the Bureau of Economic Analysis, inventory levels increased 3.5% and 2.1% in 2010 and 2011, respectively.
In February 2012, Consensus Forecasts-USA projected 2012 Industrial Production growth of 3.4%, GDP growth of 2.2% and business inventory growth of 2.5% for the United States. In addition, Consensus Forecasts-USA projected GDP growth of 2.0% for Canada.
The light and heavy manufacturing customer sectors, which comprised approximately 27% of Grainger’s total 2011 sales, have historically correlated with manufacturing employment levels and manufacturing production. Manufacturing employment levels in the United States increased approximately 2.0% from December 2010 to December 2011, while manufacturing output increased 1.3%. This increase in manufacturing employment and output contributed to a mid-teen percent increase in the heavy manufacturing customer sector and a high single-digit percent increase in the light manufacturing customer sector for Grainger in 2011.
Outlook. Grainger plans to continue to make investments in growth drivers such as product line expansion, sales force expansion, eCommerce, inventory services, distribution centers and international expansion. These multi-year initiatives are expected to contribute to continued market share growth by helping businesses and institutions streamline their purchasing processes and reduce costs. As of January 25, 2012, Grainger forecasted 2012 sales growth to be in the range of 10 to 14%. Volume growth is expected to contribute 5 to 8% of the sales growth, price 2 to 3% and acquisitions an additional 3%. Earnings per share is forecasted to be in the range of $9.90 to $10.65 for the full year of 2012, reflecting higher sales growth and gross profit margin expansion, partially offset by growth investments. The guidance anticipated continued strong organic growth with increased investments. The forecasted gross profit margins, while expected to continue to expand, will also be tempered by faster growth from larger, contract customers with lower gross profit margins. Operating expenses as a percent of sales is expected to improve in 2012, although the cost leverage provided by faster growth and productivity improvements will be partially offset by the continued investments in the growth drivers.
Matters Affecting Comparability. There were 255 sales days in 2011, 254 in 2010 and 255 in 2009.
Grainger completed several acquisitions throughout 2011 and 2010, all of which were immaterial individually and in the aggregate. Grainger’s operating results have included the results of each business acquired since the respective acquisition dates.

Results of Operations
The following table is included as an aid to understanding changes in Grainger's Consolidated Statements of Earnings:

	For the Years Ended December 31,
	As a Percent of Net Sales			Percent Increase/(Decrease) from Prior Year
	2011	2010	2009	2011	2010
Net sales	100.0%	100.0%	100.0%	12.5%	15.4%
Cost of merchandise sold	56.5	58.2	58.2	9.4	15.3
Gross profit	43.5	41.8	41.8	16.8	15.7
Operating expenses	30.5	29.9	31.1	14.6	11.0
Operating earnings	13.0	11.9	10.7	22.3	29.4
Other income (expense)	—	(0.1)	0.7	(86.5)	(115.9)
Income taxes	4.8	4.7	4.5	13.2	23.0
Noncontrolling interest	0.1	—	—	194.0	—
Net earnings attributable to W.W. Grainger, Inc.	8.1%	7.1%	6.9%	28.9%	18.7%

2011 Compared to 2010
Grainger's net sales of $8,078.2 million for 2011 increased 12.5% when compared with net sales of $7,182.2 million for 2010. There was one more selling day in 2011 versus 2010. Daily sales were up 12.0%. For 2011, approximately 8 percentage points of the sales growth came from an increase in volume. Approximately 2 percentage points came from business acquisitions, 2 percentage points from price and 1 percentage point due to foreign exchange, partially offset by a 1 percentage point decrease related to 2010 sales of products used to assist with the oil spill cleanup in the Gulf of Mexico. Sales to all customer end-markets except one increased for 2011. The overall increase in net sales was led by a mid-teen percent increase to heavy manufacturing customers, followed by a high single-digit increase in light manufacturing. The agriculture and mining customer end-market declined due to the difficult comparison from the oil spill in 2010. Refer to the Segment Analysis below for further details.

Gross profit of $3,510.8 million for 2011 increased 16.8%. The gross profit margin for 2011 was 43.5%, up 1.7 percentage points versus 2010. The gross profit margin was favorably affected by price increases exceeding product costs increases, a decline in sales of low margin sourced products and lower excess and obsolete inventory requirements.

Operating expenses of $2,458.4 million for 2011 increased 14.6% from $2,145.2 million for 2010. Operating expenses increased primarily driven by volume-related costs, expenses from the Fabory Group acquisition and incremental spending on the Company's growth programs. The 2011 year also included approximately $18 million of costs related to the closure of branches in the United States. In addition, 2010 benefited by $33.1 million from a paid time off policy change, which reduced the related liability.

Operating earnings of $1,052.4 million for 2011 increased 22.3% from $860.5 million for 2010. The increase in operating earnings was due to higher sales and an improved gross profit margin, partially offset by operating expenses increasing at a faster rate than sales.

Net earnings attributable to Grainger for 2011 increased by 28.9% to $658.4 million from $510.9 million in 2010. The increase in net earnings for 2011 primarily resulted from an increase in operating earnings. Diluted earnings per share of $9.07 in 2011 were 30.9% higher than $6.93 for 2010, due to increased net earnings and fewer shares outstanding. Earnings for 2011 included a $0.16 per share expense for branch closures, a $0.07 per share gain on the sale of a joint venture investment, and a $0.12 per share benefit from the settlement of tax reviews, which when combined, resulted in a net benefit of $0.03 per share. There were two non-cash items included in 2010 earnings, a $0.28 per share benefit from a change to a paid time off policy and a $0.15 per share tax expense related to the tax treatment of retiree healthcare benefits following the passage of the Patient Protection and Affordable Care Act, which when combined, resulted in a net benefit of $0.13 per share. Excluding these items from both years, net earnings increased 30.8% and earnings per share increased 32.9% in 2011 versus 2010.

Segment Analysis
The following comments at the reportable segment and other business unit level include external and intersegment net sales and operating earnings. See Note 17 to the Consolidated Financial Statements.

United States
Net sales were $6,501.3 million for 2011, an increase of $481.2 million, or 8.0%, when compared with net sales of $6,020.1 million for 2010. Daily sales in the United States were up 7.6%. Approximately 7 percentage points of the sales growth came from an increase in volume and approximately 3 percentage points was due to price, partially offset by a 2 percentage point decrease related to the 2010 sales of products used to assist with the oil spill cleanup in the Gulf of Mexico. Sales to all customer end-markets except one increased for 2011. The overall increase in net sales was led by a mid-teen percent increase to heavy manufacturing customers and a high single-digit increase to light manufacturing customers. The agriculture and mining customer end-market declined due to the difficult comparisons from the oil spill in 2010.

The segment gross profit margin increased 1.7 percentage points in 2011 over 2010. The gross profit margin benefited from price increases exceeding product cost increases, a decline in sales of low margin sourced products and a lower excess and obsolete inventory requirement.

Operating expenses were up 10.1% for 2011 versus 2010. Operating expenses increased driven by volume and growth-related spending including new sales representatives, eCommerce, advertising and incremental expenses for the new distribution center in northern California. The 2011 year also included costs for the closure of 35 branches. Grainger continually reviews the effectiveness of the branch network. Currently, there are no plans for any significant branch openings or closures. In addition, 2010 included a $29.7 million benefit that resulted from a paid time off policy change, which reduced the related liability. Excluding the branch closure costs from 2011 and the 2010 benefit, operating expenses increased 7.1%.

For the segment, operating earnings of $1,066.3 million for 2011 increased 15.9% over $920.2 million in 2010. The improvement in operating earnings for 2011 was due to an increase in net sales and gross profit margin, partially offset by operating expenses increasing at a faster rate than sales.

Canada
Net sales were $992.8 million for 2011, an increase of $171.9 million, or 20.9%, when compared with $820.9 million for 2010. Daily sales were up 20.5%. In local currency, daily sales increased 15.7% for 2011. Contributing to the sales growth was 3 percentage points from acquisitions. The increase in net sales was led by growth to heavy manufacturing, retail, oil and gas, and agriculture and mining customers.

The gross profit margin increased 2.3 percentage points in 2011 over 2010, primarily driven by lower product costs and stronger sales of private label products which carry higher margins.

Operating expenses increased 9.7% in 2011. In local currency, operating expenses increased 5.4% primarily due to increased payroll and benefits costs driven by higher bonus expense, headcount and incremental costs for acquisitions made over the last year. Non-payroll related expenses also increased driven by volume-related occupancy and warehouse costs.

Operating earnings of $107.6 million for 2011 were up $60.8 million, or 129.7%, versus 2010. In local currency, operating earnings increased 121.2% due to higher sales, an improved gross profit margin and operating expenses increasing at a slower rate than sales.

Other Businesses
Net sales for other businesses, which include the following significant operations: the Fabory Group, MonotaRO, Mexico, China and Colombia, were up 66.2% for 2011. Daily sales increased 65.6%. The increase in net sales was due primarily to the Fabory Group acquired on August 31, 2011, along with strong growth from all the other international businesses. Operating earnings for other businesses were $31.0 million for 2011 compared to $11.7 million for 2010. The increase was primarily driven by improved performance in Japan and Mexico.

Other Income and Expense
Other income and expense was $0.9 million of expense in 2011 compared with $6.7 million in 2010. The following table summarizes the components of other income and expense (in thousands of dollars):

	For the Years Ended December 31,
	2011	2010
Other income and (expense):
Interest income (expense) - net	$(7,023)	$(6,972)
Equity in net income (loss) of unconsolidated entity	314	(182)
Gain on sale of investment in unconsolidated entity	7,639	—
Other non-operating income	709	1,608
Other non-operating expense	(2,541)	(1,151)
	$(902)	$(6,697)

The reduction in net expense was primarily attributable to a gain of $7.6 million in the fourth quarter of 2011 related to the divestiture of Grainger's 49% ownership in the MRO Korea Co., Ltd. joint venture.

Income Taxes
Income taxes of $385.1 million in 2011 increased 13.2% as compared with $340.2 million in 2010. Grainger's effective tax rates were 36.6% and 39.8% in 2011 and 2010, respectively. The Company settled various tax reviews providing a benefit to the 2011 effective tax rate. Tax law changes in Japan enacted in late November of 2011 also benefited the year. The 2010 effective tax rate included a tax expense related to the U.S. healthcare legislation enacted in the first quarter of 2010. Excluding these items in both years, the effective tax rate for 2011 was 38.1% compared to 39.1% in 2010, primarily the result of lower state tax expense and higher earnings in foreign jurisdictions with lower tax rates. For 2012, Grainger is estimating its effective tax rate to be approximately 37.9%.

2010 Compared to 2009
Grainger's net sales of $7,182.2 million for 2010 increased 15.4% when compared with net sales of $6,222.0 million for 2009. There was one less selling day in 2010 versus 2009. Daily sales were up 15.9%. For 2010, approximately 10 percentage points of the sales growth came from an increase in volume, 4 percentage points came from business acquisitions, and 2 percentage points due to foreign exchange. Sales of products used to assist with the oil spill cleanup in the Gulf of Mexico and sales of seasonal products each contributed approximately 1 percentage point to the volume growth for 2010. Sales to all customer end-markets increased for 2010. The overall increase in net sales was led by a 30 percent increase to reseller customers, driven by sales of products used in the oil spill cleanup, a high-teen percent increase to heavy manufacturing customers, followed by a low double-digit increase in light manufacturing. Refer to the Segment Analysis below for further details.

Gross profit of $3,005.7 million for 2010 increased 15.7%. The gross profit margin for 2010 was 41.8%, flat versus 2009. The gross profit margin was favorably affected by flat prices while product costs decreased, offset by faster sales growth from the lower margin international businesses and by an increase in sales to large customers, which are generally at lower margins.

Operating expenses of $2,145.2 million for 2010 increased 11.0% from $1,933.3 million for 2009. Operating expenses increased primarily due to higher commissions, bonuses and profit sharing costs due to improved performance, partially offset by a $33.1 million benefit that resulted from a paid time off policy change, which reduced the related liability.

Operating earnings of $860.5 million for 2010 increased 29.4% from $665.2 million for 2009. The increase in operating earnings was primarily due to the strong sales growth and operating expenses increasing at a slower rate than sales.

Net earnings attributable to Grainger for 2010 increased by 18.7% to $510.9 million from $430.5 million in 2009. The increase in net earnings for 2010 primarily resulted from an increase in operating earnings. Diluted earnings per share of $6.93 in 2010 were 23.3% higher than $5.62 for 2009, due to increased net earnings and fewer shares outstanding. There were two non-cash items included in 2010 earnings, a $0.28 per share benefit from a change to a paid time off policy and a $0.15 per share tax expense related to the tax treatment of retiree healthcare benefits following the passage of the Patient Protection and Affordable Care Act, which when combined, resulted in a net benefit of $0.13 per share. Results for 2009 included a $0.37 per share non-cash gain from the MonotaRO transaction in September 2009. Excluding these items from both years, net earnings increased 29.4% and earnings per share increased 29.5% in 2010 versus 2009.

Segment Analysis
The following comments at the reportable segment and other business unit level include external and intersegment net sales and operating earnings. See Note 17 to the Consolidated Financial Statements.

United States
Net sales were $6,020.1 million for 2010, an increase of $574.7 million, or 10.6%, when compared with net sales of $5,445.4 million for 2009. Daily sales in the United States were up 11.0%. Approximately 9 percentage points of the sales growth came from an increase in volume. In addition, acquisitions and price each added 1 percentage point. Sales to all customer end-markets except contractor customers increased for 2010. The overall increase in net sales was led by a mid-20 percent increase to reseller customers driven by the sales of products used to assist in the oil spill cleanup, a high-teen percent increase to heavy manufacturing customers and a low double-digit increase to light manufacturing customers.

The segment gross profit margin increased 0.6 percentage point in 2010 over 2009. The gross profit margin benefited from price increases exceeding product cost increases, partially offset by an increase in sales to large customers, which are generally at lower margins.

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

Canada
Net sales were $820.9 million for 2010, an increase of $169.7 million, or 26.1%, when compared with $651.2 million for 2009. Daily sales were up 26.6%. In local currency, daily sales increased 14.9% for 2010. Contributing to the sales growth was 3 percentage points for acquisitions. The increase in net sales was led by growth to oil and gas, construction, and agriculture and mining customers.

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

Other Businesses
Net sales for other businesses, which include the following significant operations: MonotaRO, Mexico, China and Colombia, were up 136.1% for 2010. Daily sales increased 137.0%. The increase in net sales was due primarily to the inclusion of a full year of results for Japan after obtaining controlling interest in September 2009 and Colombia, acquired in June 2010, along with strong growth from all the other international businesses. Operating earnings for other businesses were $11.7 million for 2010 compared to operating losses of $11.6 million for 2009.

Other Income and Expense
Other income and expense was $6.7 million of expense in 2010 compared with $42.1 million of income in 2009. The following table summarizes the components of other income and expense (in thousands of dollars):

	For the Years Ended December 31,
	2010	2009
Other income and (expense):
Interest income (expense) - net	$(6,972)	$(7,408)
Equity in net (loss) income of unconsolidated entities	(182)	1,497
Gain on previously held equity interest - net	—	47,343
Other non-operating income	1,608	964
Other non-operating expense	(1,151)	(283)
	$(6,697)	$42,113

The change from net income to net expense was primarily attributable to the non-cash gain of $47.4 million in 2009 from the step-up of the investment in MonotaRO after Grainger became a majority owner.

Income Taxes
Income taxes of $340.2 million in 2010 increased 23.0% as compared with $276.6 million in 2009. Grainger's effective tax rates were 39.8% and 39.1% in 2010 and 2009, respectively. The increase in the tax rate in 2010 was primarily driven by a one-time tax expense related to the U.S. healthcare legislation passed in the first quarter of 2010. Excluding this tax expense, the 2010 effective tax rate was 39.1%.

Financial Condition
Grainger expects its strong working capital position, cash flows from operations and borrowing capacity to continue, allowing it to fund its operations, including growth initiatives, capital expenditures, acquisitions and repurchase of shares, as well as to pay cash dividends.

Cash Flow

Fiscal year 2011 compared with fiscal year 2010

Cash from operating activities continues to serve as Grainger's primary source of liquidity. Net cash flows from operations in 2011 were $746.1 million and increased $149.7 million from $596.4 million in 2010. The primary driver of the improvement was an increase in net earnings of $152.8 million. Higher accounts receivable and inventory balances, driven by growth in sales volumes and a new distribution center in northern California, partially offset by an increase in accounts payable, reduced the operating cash flow from net earnings.

Net cash used in investing activities of $535.1 million in 2011 was driven by net cash expended for property, buildings, equipment and software of $189.7 million and net cash paid for business acquisitions of $359.3 million. Additional information regarding capital spending is detailed in the Capital Expenditures section below. Net cash used in investing activities was $365.9 million more than in 2010 due primarily to an increase in net cash paid for business acquisitions of $297.2 million versus 2010.

Net cash used in financing activities of $177.4 million in 2011 decreased $401.2 million from $578.6 million in 2010. The decrease was primarily due to lower treasury shares repurchases in 2011 versus 2010. Cash paid for treasury share purchases was $151.1 million in 2011 versus $504.8 million in 2010, a reduction of $353.7 million.

Fiscal year 2010 compared with fiscal year 2009

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

Working capital, defined as current assets less current liabilities, was $1,307.0 million at December 31, 2011, compared with $1,368.8 million at December 31, 2010. At these dates, the ratio of current assets to current liabilities was 1.9 and 2.6. The $61.8 million decrease in working capital and lower current ratio was primarily due to an increase in current maturities of long-term debt and accounts payable, partially offset by an increase in accounts receivable and inventory. The changes were primarily driven by higher sales volumes, the acquisition of the Fabory Group and a new distribution center in northern California.

Capital Expenditures
In each of the past three years, a portion of operating cash flow has been used for additions to property, buildings, equipment and capitalized software as summarized in the following table (in thousands of dollars):

	For the Years Ended December 31,
	2011	2010	2009
Land, buildings, structures and improvements	$51,249	$61,001	$68,745
Furniture, fixtures, machinery and equipment	118,228	50,152	64,766
Subtotal	169,477	111,153	133,511
Capitalized software	27,465	15,971	8,903
Total	$196,942	$127,124	$142,414

In 2011, significant expenditures were made to build new distribution centers in the United States and for distribution center expansion in Canada. Also, a large investment was made to update and improve the eCommerce platform in the United States business. Finally, the Company continued to invest in new and existing international businesses, as well as for normal recurring replacement of equipment.

In 2010 and 2009, significant capital expenditures included investments in the distribution center network in the U.S. and Canada. Additional expenditures were for normal recurring replacement of equipment.

Capital expenditures are expected to range from $200 million to $225 million in 2012. Projected spending includes continued investments in the supply chain (primarily the new Chicago distribution center and distribution centers in Canada), technology infrastructure, and continued investments in eCommerce. Grainger expects to fund 2012 capital investments from operating cash flows.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit. Refer to Notes 7 and 8 of the Consolidated Financial Statements included in Item 8. Total debt as a percent of total capitalization was 15.9% and 17.8% as of December 31, 2011 and 2010, respectively. The reduction in total debt as a percent of total capitalization was primarily due to increased retained earnings associated with strong earnings in 2011. Grainger believes any circumstances that would trigger early payment or acceleration with respect to any outstanding debt obligations would not have a material impact on its results of operations or financial position.

Commitments and Other Contractual Obligations

At December 31, 2011, Grainger's contractual obligations, including estimated payments due by period, are as follows (in thousands of dollars):

	Payments Due by Period
	Total Amounts Committed	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Long-term debt obligations	$396,594	$221,539	$19,096	$148,096	$7,863
Interest on long-term debt	19,523	4,709	7,607	6,039	1,168
Operating lease obligations	222,853	55,601	84,977	51,506	30,769
Purchase obligations:
Uncompleted additions to property, buildings and equipment	45,558	45,558	—	—	—
Commitments to purchase inventory	343,185	343,185	—	—	—
Other purchase obligations	166,017	93,734	63,055	9,228	—
Other liabilities	433,597	170,417	20,494	22,639	220,047
Total	$1,627,327	$934,743	$195,229	$237,508	$259,847

Purchase obligations for inventory are made in the normal course of business to meet operating needs. While purchase orders for both inventory purchases and non-inventory purchases are generally cancelable without penalty, certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

Other liabilities represent future benefit payments for postretirement benefit plans and postemployment disability medical benefits as determined by actuarial projections, and other employee benefit plans. Other employment-related benefits costs of $60.3 million have not been included in this table as the timing of benefit payments is not statistically predictable. See Note 10 to the Consolidated Financial Statements.

See also Notes 8 and 11 to the Consolidated Financial Statements for further detail related to the interest on long-term debt and operating lease obligations, respectively.

Grainger has recorded a noncurrent liability of $23.9 million for tax uncertainties and interest at December 31, 2011. This amount is excluded from the table above, as Grainger cannot make reliable estimates of these cash flows by period. See Note 15 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements
Grainger does not have any material exposures to off-balance sheet arrangements. Grainger does not have any variable interest entities or activities that include non-exchange-traded contracts accounted for at fair value.

Critical Accounting Estimates
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements. Management bases its estimates on historical experience and other assumptions, which it believes are reasonable. If actual amounts are ultimately different from these estimates, the revisions are included in Grainger's results of operations for the period in which the actual amounts become known.

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimates are made and when there are different estimates that management reasonably could have made, which would have a material impact on the presentation of Grainger's financial condition, changes in financial condition or results of operations.

Note 1 to the Consolidated Financial Statements describes the significant accounting policies used in the preparation of the Consolidated Financial Statements. The most significant areas involving management judgments and estimates follow. Actual results in these areas could differ materially from management's estimates under different assumptions or conditions.

Allowance for Doubtful Accounts. Grainger considers several factors to estimate the allowance for uncollectible accounts receivable including the age of the receivables, the percent past due and the historical ratio of actual write-offs to the age of the receivables. The analyses performed also take into consideration economic conditions that may have an impact on a specific industry, group of customers or a specific customer. Based on analysis of actual historical write-offs of uncollectible accounts receivable, Grainger's estimates and assumptions have been materially accurate in regards to the valuation of its allowance for doubtful accounts. However, write-offs could be materially different than the reserves established if business or economic conditions change or actual results deviate from historical trends, and Grainger's estimates and assumptions may be revised as appropriate to reflect these changes. For years 2011, 2010 and 2009, actual results did not vary materially from estimated amounts.

Inventory Reserves.  Grainger establishes inventory reserves for shrinkage and excess and obsolete inventory.

Provisions for inventory shrinkage are based on historical experience to account for unmeasured usage or loss.  For fiscal years 2011, 2010 and 2009, actual results did not vary materially from estimated amounts.

Grainger regularly reviews inventory to evaluate continued demand and identify any obsolete or excess quantities.  Grainger records provisions for the difference between excess and obsolete inventory and its estimated realizable value.  Estimated realizable value is based on anticipated future product demand, market conditions and liquidation values.  As Grainger's inventory consists of approximately 900,000 stocked products, it is not practical to quantify the actual disposition of excess and obsolete inventory against estimated amounts at a SKU level and no individual SKU is material.   There were no material differences noted between reserve levels compared to the level of write-offs historically.  Grainger's methodology for estimating reserves is continually evaluated based on current experience and the methodology provides for a materially accurate level of reserves at any reporting date.  Actual results could differ materially from projections and require changes to reserves which could have a material effect on Grainger's results of operations based on significant changes in product demand, market conditions or liquidation value.  If business or economic conditions change, Grainger's estimates and assumptions may be revised as appropriate. For fiscal years 2011, 2010 and 2009, actual results did not vary materially from estimated amounts.

Goodwill and Indefinite Lived Intangible Assets. Grainger's business acquisitions result in the recording of goodwill and identified intangible assets which affect the amount of amortization expense and possibly impairment write-downs that may occur in future periods. Grainger annually reviews goodwill and intangible assets that have indefinite lives for impairment in the fourth quarter and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Grainger tests for goodwill impairment at the reporting unit level.

During the fourth quarter of 2011, Grainger early adopted the Financial Accounting Standard Board's new accounting guidance, which allows companies to assess qualitative factors such as a reporting unit's current performance and overall economic factors to determine if it is more-likely-than-not that the goodwill might be impaired and whether it is necessary to perform the two-step quantitative goodwill impairment test. Grainger completed the annual impairment testing using the qualitative approach for all of its reporting units and the two-step quantitative test for one of its reporting units with the carrying value of goodwill of $17 million. The estimated fair value of the reporting unit exceeded its carrying value and no indication of impairment existed as of the test date. Grainger uses the discounted cash flow method to derive the fair value of a reporting unit. The discounted cash flow method requires considerable management judgment, assumptions and estimates regarding future profitability and cash flows of its reporting units and general market conditions, including terminal growth rate and discount rate assumptions. Due to the inherent uncertainties associated with these unobservable Level 3 inputs, the results of these tests may differ and impairment charges could occur in future periods. While Grainger will continue to consider the economic environment and other pertinent factors that may have an adverse effect on its reporting units, there can be no assurance that Grainger's estimates and assumptions regarding forecasted cash flows or other inputs used in forecasting the fair value of future cash flows will prove to be accurate projections.

Stock Incentive Plans. Grainger maintains stock incentive plans under which a variety of incentive grants may be awarded to employees and directors. Grainger uses a binomial lattice option pricing model to estimate the value of stock option grants. The model requires projections of the risk-free interest rate, expected life, volatility, expected dividend yield and forfeiture rate of the stock option grants. The fair value of options granted in 2011, 2010 and 2009 used the following assumptions:

	For the Years Ended December,
	2011	2010	2009
Risk-free interest rate	2.6%	2.9%	2.4%
Expected life	6 years	6 years	6 years
Expected volatility	24.6%	24.7%	28.8%
Expected dividend yield	1.8%	2.0%	2.3%

The risk-free interest rate is selected based on yields from U.S. Treasury zero-coupon issues with a remaining term approximately equal to the expected term of the options being valued. The expected life selected for options granted during each year presented represents the period of time that the options are expected to be outstanding based on historical data of option holders' exercise and termination behavior. Expected volatility is based upon implied and historical volatility of the closing price of Grainger's stock over a period equal to the expected life of each option grant. Historical information is also the primary basis for selection of the expected dividend yield assumptions. Because stock option compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, using historical forfeiture experience.

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

Postretirement Healthcare Benefits. Postretirement healthcare obligations and net periodic costs are dependent on assumptions and estimates used in calculating such amounts. The assumptions used include, among others, discount rates, assumed rates of return on plan assets and healthcare cost trend rates, and certain employee-related factors, such as turnover, retirement age and mortality rates. Changes in these and other assumptions (caused by conditions in equity markets or plan experience, for example) could have a material effect on Grainger's postretirement benefit obligations and expense, and could affect its results of operations and financial condition. These changes in assumptions may also affect voluntary decisions to make additional contributions to the trust established for funding the postretirement benefit obligation.

The discount rate assumptions used by management reflect the rates available on high-quality fixed income debt instruments as of December 31, the measurement date, of each year.  A lower discount rate increases the present value of benefit obligations and net periodic benefit costs.  As of December 31, 2011, Grainger decreased the discount rate used in the calculation of the postretirement plan obligation from 5.6% to 4.5% to reflect the decrease in market interest rates.  Grainger estimates that this decrease could reduce 2012 pretax earnings by approximately $9.1 million.  However, other changes in assumptions may increase, decrease or eliminate this effect.

Grainger considers the long-term historical actual return on plan assets and the historical performance of the Standard & Poor's 500 Index and the Total International Composite Index in developing its expected long-term return on plan assets. In 2011, Grainger maintained the expected long-term rate of return on plan assets of 6.0% (net of tax at 40%) based on the historical average of long-term rates of return.

A 1 percentage point change in assumed healthcare cost trend rates would have had the following effects on December 31, 2011 results (in thousands of dollars):

	1 Percentage Point
	Increase	(Decrease)
Effect on total of service and interest cost	$7,330	$(5,567)
Effect on accumulated postretirement benefit obligation	77,550	(59,424)

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

Grainger has used its best judgment in making assumptions and estimates and believes such assumptions and estimates used are appropriate. Changes to the assumptions may be required in future years as a result of actual experience or new trends and, therefore, may affect Grainger's retirement plan obligations and future expense. For additional information concerning postretirement healthcare benefits, see Note 10 to the Consolidated Financial Statements.

Insurance Reserves.  Grainger retains a significant portion of the risk of certain losses related to workers' compensation, general liability and property losses through the utilization of high deductibles and self-insured retentions.  There are also certain other risk areas for which Grainger does not maintain insurance.

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

The use of assumptions in the analysis leads to fluctuations in required reserves over time.  Any change in the required reserve balance is reflected in the current period's results of operations.  Grainger believes its estimates are reasonable based on the information currently available and the methodology used to estimate these reserves has been consistently applied.  There were no material adjustments based on Grainger's historical experience in 2011, 2010 and 2009.  If actual trends, including the nature, severity or frequency of claims differ from our estimates, or if business or economic conditions change, Grainger's estimates and assumptions may be revised as appropriate and the results of operations could be materially impacted.

Income Taxes. Grainger recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The tax balances and income tax expense recognized by Grainger are based on management's interpretations of the tax laws of multiple jurisdictions. Income tax expense reflects Grainger's best estimates and assumptions regarding, among other items, the level of future taxable income, interpretation of tax laws and tax planning opportunities and uncertain tax positions.

Future rulings by tax authorities and future changes in tax laws and their interpretation, changes in projected levels of taxable income and future tax planning strategies could impact the actual effective tax rate and tax balances recorded by Grainger.

Other. Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies such as revenue recognition, depreciation, intangibles, long-lived assets, fair value measurements and valuations, and warranties require judgments on complex matters that are often subject to multiple external sources of authoritative guidance such as the Financial Accounting Standards Board (FASB) and the Securities and Exchange Commission. Possible changes in estimates or assumptions associated with these policies are not expected to have a material effect on the financial condition or results of operations of Grainger. More information on these additional accounting policies can be found in Note 1 to the Consolidated Financial Statements.

Inflation
Inflation during the last three years has not had a significant effect on operations. The predominant use of the last-in, first-out (LIFO) method of accounting for inventories and accelerated depreciation methods for financial reporting and income tax purposes result in a substantial recognition of the effects of inflation in the financial statements.

Some of Grainger's products contain significant amounts of commodity-priced materials, such as steel, copper, petroleum derivatives or rare earth minerals, and are subject to price changes based upon fluctuations in the commodities market. Grainger has been able to successfully pass on cost increases to its customers minimizing the effect of inflation on results of operations.

Grainger believes the most positive means to combat inflation and advance the interests of investors lie in the continued application of basic business principles, which include improving productivity, maintaining working capital turnover and offering products and services that can command appropriate prices in the marketplace.

Forward-Looking Statements
This Form 10-K contains statements that are not historical in nature but concern future results and business plans, strategies and objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws. Grainger has generally identified such forward-looking statements by using words such as “anticipate, anticipated, assumed, assumes, assumption, assumptions, believe, believes, can, continue, continued, continues, continues to believe it has complied, continuing, could, estimate, estimated, estimates, expect, expectation, expected, expects, forecast, forecasts, if, intend, intended, intends, may, might, plans, predict, predictable, presumption, project, projected, projecting, projection, projections, potential, potentially, reasonably likely, scheduled, should, strategy, tended, timing and outcome are uncertain, unanticipated, will, will be realized, and would” or similar expressions.

Grainger cannot guarantee that any forward-looking statement will be realized, although Grainger does believe that its assumptions underlying its forward-looking statements are reasonable. Achievement of future results is subject to risks and uncertainties that could cause Grainger's results to differ materially from those which are presented.

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

Caution should be taken not to place undue reliance on Grainger's forward-looking statements and Grainger undertakes no obligation to publicly update the forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk
Grainger may use financial instruments to reduce its exposure to adverse fluctuations in foreign currency exchange rates and interest rates as part of its overall risk management strategy. The derivative positions reduce risk by hedging certain underlying economic exposures. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure. Grainger does not enter into derivative financial instruments for trading or speculative purposes. See Notes 9 and 14 to the Consolidated Financial Statements for additional information on Grainger's derivative activities.

Foreign Currency Exchange Rates
As Grainger's international businesses grow, the greater the effect that foreign currency fluctuations have on the Company's consolidated earnings. For 2011, a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect Grainger's international subsidiaries would have resulted in a $7.5 million decrease in net earnings. Comparatively, in 2010 a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect Grainger international subsidiaries would have resulted in a $2.7 million decrease in net earnings. A uniform 10% weakening of the U.S. dollar would have resulted in a $9.2 million increase in net earnings for 2011, as compared with an increase in net earnings of $3.3 million for 2010. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in potential changes in sales levels or local currency prices or costs.

Interest Rates
Grainger is subject to interest rate risk related to its variable rate debt portfolio. Grainger may enter into interest rate swap agreements to manage those risks. Based on the Company's variable rate debt and derivative instruments outstanding, a 1 percentage point increase in interest rates paid by Grainger would have resulted in a decrease to net earnings of approximately $3.0 million for 2011 and $3.1 million for 2010. A 1 percentage point decrease in interest rates would have resulted in an increase to net earnings of approximately $3.0 million for 2011 and $3.1 million for 2010. This sensitivity analysis of the effects of changes in interest rates on long-term debt does not factor in potential changes in long-term debt levels.

Grainger has limited primary exposure to commodity price risk on certain products for resale, but does not purchase commodities directly.

Item 8: Financial Statements and Supplementary Data

The financial statements and supplementary data are included on pages 33 to 73. See the Index to Financial Statements and Supplementary Data on page 32.

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

Grainger carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of Grainger's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Grainger's disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting

(A)	Management's Annual Report on Internal Control Over Financial Reporting

Management's report on the Company's internal control over financial reporting is included on page 33 of this Report under the heading Management's Annual Report on Internal Control Over Financial Reporting.

(B)	Attestation Report of the Registered Public Accounting Firm

The report from Ernst & Young LLP on its audit of the effectiveness of Grainger's internal control over financial reporting as of December 31, 2011, is included on page 36 of this Report under the heading Report of Independent Registered Public Accounting Firm.

(C)	Changes in Internal Control Over Financial Reporting

There have been no changes in Grainger's internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Grainger's internal control over financial reporting.

Item 9B: Other Information

None.

Item 10: Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 25, 2012, under the captions “Election of Directors,” “Board of Directors and Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  Information required by this item regarding executive officers of Grainger is set forth below under the caption “Executive Officers.”

Grainger has adopted a code of ethics that applies to the principal executive officer, principal financial officer and principal accounting officer.  This code of ethics is incorporated into Grainger's business conduct guidelines for directors, officers and employees. Grainger intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to its code of ethics by posting such information on its website at www.grainger.com/investor.  A copy of the code of ethics incorporated into Grainger's business conduct guidelines is also available in print without charge to any person upon request to Grainger's Corporate Secretary.  Grainger has also adopted Operating Principles for the Board of Directors, which are available on its website and are available in print to any person who requests them.

Executive Officers
Following is information about the Executive Officers of Grainger including age as of February 27, 2012. Executive Officers of Grainger generally serve until the next annual election of officers, or until earlier resignation or removal.

Name and Age	Positions and Offices Held and Principal Occupation and Employment During the Past Five Years
Laura D. Brown (48)
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

Court D. Carruthers (39)
Senior Vice President and President, Grainger U.S., a position assumed in 2012 after serving as President, Grainger International, a position assumed in 2009, and Senior Vice President of Grainger, a position assumed in 2007. Previously, Mr. Carruthers served as President of Acklands - Grainger Inc., a position assumed in 2006. Prior to assuming the last-mentioned position, he served as Vice President, National Accounts and Sales of Acklands - Grainger Inc., a position assumed in 2002 when he joined that company.

John L. Howard (54)	Senior Vice President and General Counsel, a position assumed in 2000.
Gregory S. Irving (53)
Vice President and Controller, a position assumed in 2008. Previously, Mr. Irving served as Vice President, Finance, for Acklands - Grainger Inc. since 2004. After joining Grainger in 1999 he served in various management positions including Vice President, Financial Services and Director, Internal Audit.

Ronald L. Jadin (51)
Senior Vice President and Chief Financial Officer, a position assumed in 2008. Previously, Mr. Jadin served as Vice President and Controller, a position assumed in 2006 after serving as Vice President, Finance. Upon joining Grainger in 1998, he served as Director, Financial Planning and Analysis.

Donald G. Macpherson (44)
Senior Vice President and President, Global Supply Chain and Corporate Strategy, a position assumed in 2012 after having served as Senior Vice President, Global Supply Chain, a position assumed in 2008. Mr. Macpherson joined Grainger in 2008 as Senior Vice President, Supply Chain. Before joining Grainger, he was Partner and Director of the Boston Consulting Group, a global management consulting firm and advisor on business strategy.

Michael A. Pulick (47)
Senior Vice President and President, Grainger International, a position assumed in 2012 after having served as Senior Vice President and President, Grainger U.S., a position assumed in 2008. Previously, Mr. Pulick served as Senior Vice President of Customer Service, a position assumed in 2006. After joining Grainger in 1999, Mr. Pulick has held a number of increasingly responsible positions in Grainger's supplier and product management areas including Vice President, Product Management and Vice President, Merchandising.

James T. Ryan (53)
Chairman of the Board, President and Chief Executive Officer of Grainger, positions assumed in 2009, 2006 and 2008, respectively. Mr. Ryan became Chief Operating Officer and was appointed to Grainger's Board of Directors in 2007. Prior to that, Mr. Ryan served as Group President, a position assumed in 2004. He has served Grainger in increasingly responsible roles since 1980, including Executive Vice President, Marketing, Sales and Service; Vice President, Information Services; President, Grainger.com; and President, Grainger Parts.

Item 11: Executive Compensation

The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 25, 2012, under the captions “Board of Directors and Board Committees,” “Director Compensation,” “Report of the Compensation Committee of the Board” and “Compensation Discussion and Analysis.”

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 25, 2012, under the captions “Ownership of Grainger Stock” and “Equity Compensation Plans.”

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 25, 2012, under the captions "Election of Directors" and "Transactions with Related Persons."

Item 14: Principal Accounting Fees and Services

The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 25, 2012, under the caption “Audit Fees and Audit Committee Pre-Approval Policies and Procedures.”

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)	1	Financial Statements. See Index to Financial Statements and Supplementary Data.
2
Financial Statement Schedules. The schedules listed in Reg. 210.5-04 have been omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

	3	Exhibits
		(3)	(a)	Restated Articles of Incorporation, incorporated by reference to Exhibit 3(i) to Grainger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
			(b)	Bylaws, as amended February 17, 2010, incorporated by reference to Exhibit 3(b) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2009.
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

				(v)	Frozen Executive Death Benefit Plan, as amended, incorporated by reference to Exhibit 10(b)(v) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2007.
(1) First amendment to the Frozen Executive Death Benefit Plan, incorporated by reference to Exhibit 10(b)(v)(1) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2008.
(2) Second amendment to the Frozen Executive Death Benefit Plan, incorporated by reference to Exhibit 10(b)(iv)(2) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2009.
				(vi)	Supplemental Profit Sharing Plan, as amended, incorporated by reference to Exhibit 10(viii) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2003.
				(vii)	Supplemental Profit Sharing Plan II, as amended, incorporated by reference to Exhibit 10(b)(ix) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2007.
				(viii)	Voluntary Salary and Incentive Deferral Plan, as amended, incorporated by reference to Exhibit 10(b)(xi) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2007.
				(ix)	Summary Description of the 2012 Directors Compensation Program.

		(x)	2005 Incentive Plan, as amended, incorporated by reference to Exhibit 10(d) to Grainger's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
		(xi)	2010 Incentive Plan, incorporated by reference to Exhibit B of Grainger’s Proxy Statement dated March 12, 2010.
(xii)
Form of Stock Option Award Agreement between Grainger and certain of its executive officers, incorporated by reference to Exhibit 10(xiv) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2005.

(xiii)
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

(xvi)
Form of Restricted Stock Unit Agreement between Grainger and certain of its executive officers, incorporated by reference to Exhibit 10(b)(xviii) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2010.

(xvii)
Form of 2009 Performance Share Award Agreement between Grainger and certain of its executive officers, incorporated by reference to Exhibit 10(b)(xx) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2009.

		(xviii)	Form of 2010 Performance Share Award Agreement between Grainger and certain of its executive officers.
		(xix)	Form of 2011 Performance Share Award Agreement between Grainger and certain of its executive officers.
(xx)
Offer of Employment Letter to Mr. D.G. Macpherson dated December 14, 2007, incorporated by reference to Exhibit 10(b)(xxi) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2009.

		(xxi)	Letter of Agreement - Long Term International Assignment to Mr. Court D. Carruthers dated December 22, 2011.
		(xxii)	Summary Description of the 2012 Management Incentive Program.
		(xxiii)	Incentive Program Recoupment Agreement, incorporated by reference to Exhibit 10(b)(xxv) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2009.
(xxiv)
Form of Change in Control Employment Agreement between Grainger and certain of its executive officers incorporated by reference to Exhibit 10(b)(xxvii) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2010.

(21)	Subsidiaries of Grainger.
(23)	Consent of Independent Registered Public Accounting Firm.
(31)	Rule 13a – 14(a)/15d – 14(a) Certifications
	(a)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(b)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
Chief Executive Officer and Chief Financial Officer certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
December 31, 2011, 2010 and 2009

Page(s)
MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING	33
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	34-36
FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF EARNINGS	37
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS	38
CONSOLIDATED BALANCE SHEETS	39-40
CONSOLIDATED STATEMENTS OF CASH FLOWS	41
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY	42-43
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	44-73

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of W.W. Grainger, Inc. (Grainger) is responsible for establishing and maintaining adequate internal control over financial reporting. Grainger's internal control system was designed to provide reasonable assurance to Grainger's management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance with respect to the preparation and presentation of financial statements.

Grainger's management assessed the effectiveness of Grainger's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (the COSO criteria). This assessment excluded the internal controls of the Fabory Group acquired on August 31, 2011, which constituted $183 million of net assets at December 31, 2011, and $109 million of revenues for the year then ended. Internal controls of the acquired businesses will be included in the 2012 assessment. Based on its assessment under that framework and the criteria established therein, Grainger's management concluded that Grainger's internal control over financial reporting was effective as of December 31, 2011.

Ernst & Young LLP, an independent registered public accounting firm, has audited Grainger's internal control over financial reporting as of December 31, 2011, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
W.W. Grainger, Inc.

We have audited W.W. Grainger, Inc. and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). W.W. Grainger, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Annual Report On Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Fabory Group, which is included in the 2011 consolidated financial statements of W.W. Grainger, Inc. and subsidiaries and constituted $183 million of net assets as of December 31, 2011 and $109 million of revenues for the year then ended. Our audit of internal control over financial reporting of W.W. Grainger, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of the Fabory Group.

In our opinion, W.W. Grainger, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of W.W. Grainger, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings, comprehensive earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011, of W.W. Grainger, Inc. and subsidiaries and our report dated February 27, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
W.W. Grainger, Inc.

We have audited the accompanying consolidated balance sheets of W.W. Grainger, Inc. and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of earnings, comprehensive earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of W.W. Grainger, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), W.W. Grainger, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 27, 2012

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)

	For the Years Ended December 31,
	2011	2010	2009
Net sales	$8,078,185	$7,182,158	$6,221,991
Cost of merchandise sold	4,567,393	4,176,474	3,623,465
Gross profit	3,510,792	3,005,684	2,598,526
Warehousing, marketing and administrative expenses	2,458,363	2,145,209	1,933,302
Operating earnings	1,052,429	860,475	665,224
Other income and (expense):
Interest income	2,068	1,215	1,358
Interest expense	(9,091)	(8,187)	(8,766)
Equity in net income (loss) of unconsolidated entities	314	(182)	1,497
Gain on investment in unconsolidated entities	7,639	—	47,343
Other non-operating income	709	1,608	964
Other non-operating expense	(2,541)	(1,151)	(283)
Total other income and (expense)	(902)	(6,697)	42,113
Earnings before income taxes	1,051,527	853,778	707,337
Income taxes	385,115	340,196	276,565
Net earnings	666,412	513,582	430,772
Less: Net earnings attributable to noncontrolling interest	7,989	2,717	306
Net earnings attributable to W.W. Grainger, Inc.	$658,423	$510,865	$430,466
Earnings per share:
Basic	$9.26	$7.05	$5.70
Diluted	$9.07	$6.93	$5.62
Weighted average number of shares outstanding:
Basic	69,690,854	70,836,945	73,786,346
Diluted	71,176,158	72,138,858	74,891,852

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)

	For the Years Ended December 31,
	2011	2010	2009
Net earnings	$666,412	$513,582	$430,772
Other comprehensive earnings (losses):
Foreign currency translation adjustments, net of tax benefit (expense) of $1,325, $(3,397) and $(7,813), respectively	(36,117)	46,450	54,693
Reclassification of cumulative currency translation	525	—	(3,145)
Defined postretirement benefit plan, net of tax benefit of $18,725, $1,821 and $984, respectively	(30,038)	(2,874)	(1,552)
Other employment-related benefit plans and derivatives, net of tax benefit of $89, $2,321 and $205, respectively	(1,932)	(4,287)	(554)
Total other comprehensive earnings (losses)	(67,562)	39,289	49,442
Comprehensive earnings, net of tax	598,850	552,871	480,214
Less: Comprehensive earnings attributable to noncontrolling interest:
Net earnings	7,989	2,717	306
Foreign currency translation adjustments	4,127	8,712	(1,457)
Comprehensive earnings attributable to W.W. Grainger, Inc.	$586,734	$541,442	$481,365

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)

	As of December 31,
ASSETS	2011	2010
CURRENT ASSETS
Cash and cash equivalents	$335,491	$313,454
Accounts receivable (less allowances for doubtful
accounts of $18,801 and $24,552, respectively)	888,697	762,895
Inventories – net	1,268,647	991,577
Prepaid expenses and other assets	100,081	87,125
Deferred income taxes	47,410	44,627
Prepaid income taxes	54,574	38,393
Total current assets	2,694,900	2,238,071
PROPERTY, BUILDINGS AND EQUIPMENT
Land	252,161	249,119
Buildings, structures and improvements	1,186,002	1,133,392
Furniture, fixtures, machinery and equipment	1,127,159	995,249
	2,565,322	2,377,760
Less: Accumulated depreciation and amortization	1,505,027	1,414,088
Property, buildings and equipment – net	1,060,295	963,672
DEFERRED INCOME TAXES	100,830	87,244
GOODWILL	509,183	387,232
OTHER ASSETS AND INTANGIBLES – NET	350,854	228,158
TOTAL ASSETS	$4,716,062	$3,904,377

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS - CONTINUED
(In thousands of dollars, except for share and per share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY	As of December 31,
CURRENT LIABILITIES	2011	2010
Short-term debt	$119,970	$42,769
Current maturities of long-term debt	221,539	31,059
Trade accounts payable	477,648	344,295
Accrued compensation and benefits	207,010	169,343
Accrued contributions to employees’ profit sharing plans	159,950	145,119
Accrued expenses	178,652	130,836
Income taxes payable	23,156	5,882
Total current liabilities	1,387,925	869,303
LONG-TERM DEBT (less current maturities)	175,055	420,446
DEFERRED INCOME TAXES, TAX UNCERTAINTIES AND DERIVATIVE INSTRUMENTS	106,573	82,502
ACCRUED EMPLOYMENT-RELATED BENEFITS COSTS	322,230	244,456
SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	54,830	54,830
Additional contributed capital	700,826	637,686
Retained earnings	4,806,110	4,326,761
Accumulated other comprehensive (losses) earnings	(28,738)	42,951
Treasury stock, at cost – 39,696,367 and 40,281,417 shares, respectively	(2,904,243)	(2,857,012)
Total W.W. Grainger, Inc. shareholders’ equity	2,628,785	2,205,216
Noncontrolling interest	95,494	82,454
Total shareholders' equity	2,724,279	2,287,670
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,716,062	$3,904,377

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	For the Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$666,412	$513,582	$430,772
Provision for losses on accounts receivable	4,761	6,718	10,748
Deferred income taxes and tax uncertainties	1,666	(5,553)	21,683
Depreciation and amortization	149,200	149,678	147,531
Stock-based compensation	54,020	49,796	43,301
Gain on investment in unconsolidated entities	(7,639)	—	(47,343)
Change in operating assets and liabilities – net of business acquisitions:
Accounts receivable	(85,083)	(127,790)	2,794
Inventories	(219,680)	(80,545)	175,286
Prepaid expenses and other assets	(24,228)	(8,806)	(11,180)
Trade accounts payable	86,395	36,219	(16,736)
Other current liabilities	50,718	49,576	(52,944)
Current income taxes payable	16,827	(1,503)	2,472
Accrued employment-related benefits cost	45,680	18,128	22,080
Other – net	7,059	(3,055)	3,932
Net cash provided by operating activities	746,108	596,445	732,396
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment	(196,942)	(127,124)	(142,414)
Proceeds from sale of property, buildings and equipment	7,278	6,508	1,684
Cash paid for business acquisitions, net of cash acquired	(359,296)	(62,072)	(123,093)
Other – net	13,892	13,529	1,260
Net cash used in investing activities	(535,068)	(169,159)	(262,563)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	218,885	35,297	46,125
Payments against lines of credit	(194,325)	(29,799)	(43,583)
Proceeds from issuance of long-term debt	172,464	200,000	—
Payments of long-term debt and commercial paper	(179,296)	(239,122)	(18,856)
Proceeds from stock options exercised	84,337	86,528	91,165
Excess tax benefits from stock-based compensation	52,098	25,650	19,030
Purchase of treasury stock	(151,082)	(504,803)	(372,727)
Cash dividends paid	(180,527)	(152,338)	(134,684)
Net cash used in financing activities	(177,446)	(578,587)	(413,530)
Exchange rate effect on cash and cash equivalents	(11,557)	4,884	7,278
NET CHANGE IN CASH AND CASH EQUIVALENTS	22,037	(146,417)	63,581
Cash and cash equivalents at beginning of year	313,454	459,871	396,290
Cash and cash equivalents at end of year	$335,491	$313,454	$459,871

Supplemental cash flow information
Cash payments for interest (net of amounts capitalized)	$8,996	$8,188	$8,766
Cash payments for income taxes	$312,616	$319,754	$235,043
The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of dollars, except for per share amounts)

	W.W. Grainger, Inc. Shareholders' Equity
	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest
Balance at January 1, 2009	$54,830	$564,728	$3,670,726	$(38,525)	$(2,217,954)	$—
Exercise of stock options	—	(15,614)	—	—	106,255	96
Tax benefits on stock-based compensation awards	—	21,924	—	—	—	—
Stock option expense	—	16,100	—	—	—	98
Amortization of other stock-based compensation awards	—	24,307	—	—	—	—
Settlement and vesting of other stock-based compensation awards	—	(15,087)	—	—	7,599	—
Purchase of treasury stock	—	—	—	—	(362,250)	—
Net earnings	—	—	430,466	—	—	306
Other comprehensive earnings	—	—	—	50,899	—	(1,457)
Cash dividends paid ($1.78 per share)	—	—	(134,684)	—	—	—
Fair value at acquisition	—	—	—	—	—	64,436
Balance at December 31, 2009	$54,830	$596,358	$3,966,508	$12,374	$(2,466,350)	$63,479
Exercise of stock options	—	(11,211)	—	—	98,052	171
Tax benefits on stock-based compensation awards	—	28,225	—	—	—	—
Stock option expense	—	17,163	—	—	—	333
Amortization of other stock-based compensation awards	—	29,725	—	—	—	—
Settlement and vesting of other stock-based compensation awards	—	(22,090)	—	—	9,297	—
Purchase of treasury stock	—	(484)	—	—	(498,011)	(428)
Net earnings	—	—	510,865	—	—	2,717
Other comprehensive earnings	—	—	—	30,577	—	8,712
Cash dividends paid ($2.08 per share)	—	—	(150,612)	—	—	(1,726)
Fair value at acquisition	—	—	—	—	—	9,196
Balance at December 31, 2010	$54,830	$637,686	$4,326,761	$42,951	$(2,857,012)	$82,454
Exercise of stock options	—	(11,506)	—	—	95,384	459
Tax benefits on stock-based compensation awards	—	55,824	—	—	—	—

Stock option expense	—	16,838	—	—	—	294
Amortization of other stock-based compensation awards	—	33,162	—	—	—	—
Settlement and vesting of other stock-based compensation awards	—	(31,067)	—	—	8,257	—
Purchase of treasury stock	—	(111)	—	—	(150,872)	(99)
Net earnings	—	—	658,423	—	—	7,989
Other comprehensive earnings	—	—	—	(71,689)	—	4,127
Cash dividends paid ($2.52 per share)	—	—	(179,074)	—	—	(1,453)
Other	—	—	—	—	—	1,723
Balance at December 31, 2011	$54,830	$700,826	$4,806,110	$(28,738)	$(2,904,243)	$95,494

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FOREIGN CURRENCY TRANSLATION
The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Net exchange gains or losses resulting from the translation of financial statements of foreign operations and related long-term debt are recorded as a separate component of other comprehensive earnings. See Note 14 to the Consolidated Financial Statements.

RECLASSIFICATIONS
Certain amounts in the 2010 and 2009 financial statements, as previously reported, have been reclassified to conform to the 2011 presentation.

REVENUE RECOGNITION
Revenues recognized include product sales, billings for freight and handling charges and fees earned for services provided. The Company recognizes product sales and billings for freight and handling charges primarily on the date products are shipped to, or picked up by, the customer. The Company's standard shipping terms are FOB shipping point. On occasion, the Company will negotiate FOB destination terms. These sales are recognized upon delivery to the customer. Fee revenues, which account for less than 1% of total revenues, are recognized after services are completed.

COST OF MERCHANDISE SOLD
Cost of merchandise sold includes product and product-related costs, vendor consideration, freight-out and handling costs. The Company defines handling costs as those costs incurred to fulfill a shipped sales order.

VENDOR CONSIDERATION
The Company receives rebates and allowances from its vendors to promote their products. The Company utilizes numerous advertising programs to promote its vendors' products, including catalogs and other printed media, Internet and other marketing programs. Most of these programs relate to multiple vendors, which makes supporting the specific, identifiable and incremental criteria difficult, and would require numerous assumptions and judgments. Based on the inexact nature of trying to track reimbursements to the exact advertising expenditure for each vendor, the Company treats most vendor advertising allowances as a reduction to Cost of merchandise sold rather than a reduction of operating (advertising) expenses. Rebates earned from vendors that are based on product purchases are capitalized into inventory as part of product purchase price. These rebates are credited to Cost of merchandise sold based on sales. Vendor rebates that are earned based on products sold are credited directly to Cost of merchandise sold.

ADVERTISING
Advertising costs are expensed in the year the related advertisement is first presented. Advertising expense was $144.6 million, $122.5 million and $114.6 million for 2011, 2010 and 2009, respectively. Most vendor-provided allowances are classified as an offset to Cost of merchandise sold. For additional information see VENDOR CONSIDERATION above.

Catalog expense is amortized equally over the life of the catalog, beginning in the month of its distribution. Advertising costs for catalogs that have not been distributed by year-end are capitalized as Prepaid expenses. Amounts included in Prepaid expenses at December 31, 2011 and 2010, were $49.5 million and $45.1 million , respectively.

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

INCOME TAXES
Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between financial and tax reporting. The Company recognizes in the financial statements a provision for tax uncertainties, resulting from application of complex tax regulations in multiple tax jurisdictions. See Note 15 to the Consolidated Financial Statements.

OTHER COMPREHENSIVE EARNINGS (LOSSES)
The Company's Other comprehensive earnings (losses) include foreign currency translation adjustments, changes in fair value of derivatives designated as hedges and unrecognized gains (losses) on postretirement and other employment-related benefit plans. See Note 14 to the Consolidated Financial Statements.

CASH
The Company considers investments in highly liquid debt instruments, purchased with an original maturity of ninety days or less, to be cash equivalents.

CONCENTRATION OF CREDIT RISK
The Company places temporary cash investments with institutions of high credit quality and, by policy, limits the amount of credit exposure to any one institution.

The Company has a broad customer base representing many diverse industries doing business in all regions of the United States, Canada, Europe, Japan, Mexico, India, Puerto Rico, China, Colombia, Panama and Dominican Republic. Consequently, no significant concentration of credit risk is considered to exist.

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

INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined primarily by the last-in, first-out (LIFO) method, which accounts for approximately 65% of total inventory. For the remaining inventory, cost is determined by the first-in, first-out (FIFO) method.

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

The Company capitalized interest costs of $0.8 million, $0.5 million and $0.5 million in 2011, 2010 and 2009, respectively.

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

The Company recognized impairment charges of $8.2 million, $4.0 million and $9.0 million in 2011, 2010 and 2009, respectively, included in Warehousing, marketing and administrative expenses, to reduce the carrying value of certain long-lived assets to their estimated fair value pursuant to impairment indicators for property currently held for sale, lease terminations, idle assets and branch closures.

CAPITALIZED SOFTWARE
The Company capitalizes certain costs related to the purchase of internal-use software. Amortization of capitalized software is on a straight-line basis over three and five years. Amortization begins when the software is available for its intended use. Amortization expense was $19.1 million, $23.6 million and $22.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. Capitalized software was $43.8 million and $33.6 million at December 31, 2011 and 2010, respectively. These costs are included in Other assets and intangibles - net on the Consolidated Balance Sheets.

GOODWILL AND OTHER INTANGIBLES
Goodwill is recognized as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. Goodwill is not amortized, but rather tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value.

The Company recognizes an acquired intangible apart from goodwill whenever the intangible arises from contractual or other legal rights, or whenever it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their estimated useful lives unless the estimated useful life is determined to be indefinite. Amortizable intangible assets are being amortized over useful lives of one to 22 years. Impairment losses are recognized if the carrying amount of an intangible, subject to amortization, is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

The Company also maintains intangible assets with indefinite lives, which are not amortized. These intangibles are tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of these assets is less than their carrying value. See Notes 2 and 3 to the Consolidated Financial Statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term nature of these financial instruments. The carrying value of long-term debt also approximates fair value due to the variable interest rates. The fair value of the Company's qualifying derivative instruments is recorded in the Consolidated Balance Sheets and is discussed in more detail in Note 9.

DERIVATIVE INSTRUMENTS AND HEDGING
The Company uses derivative financial instruments to manage exposures to fluctuations in interest rates and foreign currency exchange rates. The Company does not enter into derivative financial instruments for trading or speculative purposes. All derivative instruments are recognized as either assets or liabilities in the balance sheet at their fair value. Changes in the fair value of derivatives are recognized in net earnings or other comprehensive earnings (losses) depending on whether the derivative is designated as part of a qualifying hedging relationship. The ineffective portion of a qualifying hedging derivative and derivatives not designated as a hedge are recognized immediately in earnings. Instruments that do not qualify for hedge accounting are marked to market with the change recognized in current period earnings. See Notes 9 and 14 to the Consolidated Financial Statements for additional information on the Company's derivative activities.

INSURANCE RESERVES
The Company purchases insurance for catastrophic exposures and those risks required to be insured by law. It also retains a significant portion of the risk of certain losses related to workers' compensation, general liability and property losses through the utilization of high deductibles and self-insured retentions. Reserves for these potential losses are based on an external analysis of the Company's historical claims results and other actuarial assumptions.

WARRANTY RESERVES
The Company generally warrants the products it sells against defects for one year. For a significant portion of warranty claims, the manufacturer of the product is responsible for expenses. For warranty expenses not covered by the manufacturer, the Company provides a reserve for future costs based primarily on historical experience. Amounts included in warranty reserves at December 31, 2011 and 2010, were $3.1 million and $3.2 million, respectively.

NEW ACCOUNTING STANDARDS
In September 2011, the FASB (Financial Accounting Standards Board) issued updated guidance on the periodic testing of goodwill for impairment. This guidance allows companies to assess qualitative factors to determine if it is more likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is applicable for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company elected to early adopt this pronouncement and its adoption did not have a material effect on the consolidated financial statements. See Note 3 of the Consolidated Financial Statements.

NOTE 2 - BUSINESS ACQUISITIONS

On August 31, 2011, the Company acquired the Fabory Group, a European distributor of fasteners and related maintenance, repair and operating products. Fabory is headquartered in Tilburg, the Netherlands, and has more than 100 locations in 15 countries. In 2010, Fabory had sales of approximately $300 million.

The Company paid $358 million for the Fabory acquisition, less cash acquired, and recorded intangibles, including goodwill, of approximately $257 million. The purchase price allocation has not been finalized and is subject to change, as the Company obtains additional information during the measurement period related to the valuation of acquired assets and liabilities, including deferred taxes.

Purchased identified intangible assets totaled approximately $122 million. Acquired intangibles primarily consist of customer relationships and trade names. Customer relationships ($80 million) will be amortized on a straight-line basis over 22 years. The indefinite-lived intangible ($42 million) is related to the Fabory trade name.

During 2010, the Company acquired four companies and obtained a majority ownership in one joint venture for approximately $62 million, less cash acquired.

During 2009, the Company acquired three companies and obtained majority ownership in two joint ventures for approximately $123 million, net of cash acquired. See Note 6 to the Consolidated Financial Statements for additional information.

The results of these acquisitions are included in the Company's consolidated results from the respective dates of acquisition. Due to the immaterial nature of these transactions, both individually and in the aggregate, disclosures of amounts assigned to the acquired assets and assumed liabilities and pro forma results of operations were not considered necessary.

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is recognized as the excess cost of an acquired entity over the amount assigned to assets acquired and liabilities assumed. Goodwill is not amortized, but rather tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value.
The changes in the carrying amount of goodwill by segment from January 1, 2010 to December 31, 2011, are as follows (in thousands of dollars):

	United States	Canada	Other Businesses	Total
Balance at January 1, 2010	$156,429	$137,906	$56,847	$351,182
Acquisitions	1,012	8,592	14,531	24,135
Purchase price adjustments	(6,221)	—	2,286	(3,935)
Translation	—	7,424	8,426	15,850
Balance at December 31, 2010	151,220	153,922	82,090	387,232
Acquisitions	—	171	135,080	135,251
Purchase price adjustments	11	—	—	11
Translation	—	(3,448)	(9,863)	(13,311)
Balance at December 31, 2011	$151,231	$150,645	$207,307	$509,183

The Company tests goodwill and intangible assets with indefinite lives for impairment annually in the fourth quarter and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Grainger tests goodwill for impairment at the reporting unit level. During the fourth quarter 2011, the Company early adopted FASB's new accounting guidance, which allows companies to assess qualitative factors such as current company performance and overall economic factors to determine if it is more-likely-than-not that the goodwill might be impaired and whether it is necessary to perform the two-step quantitative goodwill impairment test. In the two-step goodwill test, the Company compares the carrying value of a reporting unit to its fair value. If the carrying value of the reporting unit exceeds its estimated fair value, the second step is performed, where the implied fair value of goodwill is compared to its carrying value, to determine the amount of impairment.

The Company completed the annual impairment testing in the fourth quarter using the qualitative approach and one reporting unit with the carrying value of goodwill of $17 million was determined to be subject to the two-step quantitative impairment testing. The results of this goodwill impairment test indicated no impairment as of the test date. However, changes in management's estimates and assumptions can have a significant impact on the fair value of forecasted cash flows and results of future impairment tests.

Intangible assets included in Other assets and intangibles - net in the Consolidated Balance Sheets were comprised of the following (in thousands of dollars):

	As of December 31,
	2011			2010
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer lists and relationships	$270,460	$114,422	$156,038	$193,254	$105,591	$87,663
Amortized trademarks, trade names and other	35,280	19,914	15,366	37,855	16,305	21,550
Non-amortized intangibles	76,025	—	76,025	36,135	—	36,135
Total intangible assets	$381,765	$134,336	$247,429	$267,244	$121,896	$145,348

The estimated useful lives for acquired intangibles are as follows:

Customer lists and relationships	6 to 22 years
Amortized trademarks, trade names and other	5 to 17 years
Amortization expense recognized on intangible assets was $12.0 million for 2011, $11.6 million for 2010 and $6.7 million for 2009, and is included in Warehousing, marketing, and administrative expenses on the Consolidated Statement of Earnings.
Estimated amortization expense for future periods is as follows (in thousands of dollars):

Year	Expense
2012	$12,633
2013	11,983
2014	11,614
2015	11,300
2016	11,011
Thereafter	112,863

NOTE 4 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following table shows the activity in the allowance for doubtful accounts (in thousands of dollars):

	For the Years Ended December 31,
	2011	2010
Balance at beginning of period	$24,552	$25,850
Provision for uncollectible accounts	4,761	6,718
Write-off of uncollectible accounts, net of recoveries	(8,138)	(8,302)
Business acquisitions, foreign currency and other	(2,374)	286
Balance at end of period	$18,801	$24,552

NOTE 5 - INVENTORIES

Inventories primarily consist of merchandise purchased for resale. Inventories would have been $354.5 million and $336.8 million higher than reported at December 31, 2011 and 2010, respectively, if the FIFO method of inventory accounting had been used for all Company inventories. Net earnings would have increased by $10.9 million, $2.1 million and $10.0 million for the years ended December 31, 2011, 2010 and 2009, respectively, using the FIFO method of accounting. Inventory values using the FIFO method of accounting approximate replacement cost. The Company provides reserves for excess and obsolete inventory. The reserve balance was $124.7 million and $112.6 million as of December 31, 2011 and 2010, respectively. The increase was due to the Fabory Group acquisition and a higher reserve requirement in Canada. The reserve decreased in the United States due primarily to a more favorable experience than previously estimated on product added in recent years as part of the product line expansion initiative.

NOTE 6 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

In October 2011, Grainger divested its 49% stake in a joint venture in MRO Korea Co., Ltd. for $12 million resulting in a pretax gain of $8 million ($5 million after-tax) net of the cumulative foreign currency losses reclassified from Accumulated other comprehensive earnings. The Company previously accounted for this investment under the equity method.
In September 2009, the Company acquired 380,000 common shares of MonotaRO Co., Ltd. (MonotaRO) for approximately $4 million, increasing its interest from 48% to 53%. The results of MonotaRO are now included in the Company's consolidated results from the date of obtaining a controlling voting interest. The Company previously accounted for its 48% interest in MonotaRO as an equity method investment. Upon obtaining the controlling interest, the previously held equity interest was remeasured to fair value, resulting in a pretax gain of $47 million ($28 million after-tax) reported in the Company's Consolidated Statement of Earnings. The gain includes $3 million reclassified from Accumulated other comprehensive earnings.

NOTE 7 - SHORT-TERM DEBT

The following summarizes information concerning short-term debt (in thousands of dollars):

	As of December 31,
	2011	2010
Lines of credit	$69,004	$42,769
Commercial paper	50,000	—
Other short-term borrowings	966	—
	$119,970	$42,769
Lines of Credit
The Company had $135.5 million and $112.3 million of uncommitted lines of credit denominated in foreign currencies at December 31, 2011 and 2010, respectively. Foreign subsidiaries utilize the lines of credit to meet business growth and operating needs. The maximum month-end balance outstanding during the year was $69.0 million and $42.8 million for 2011 and 2010, respectively. The weighted average interest rates were 5.59% and 4.97% during 2011 and 2010, respectively. As of December 31, 2011 and 2010, the weighted average interest rates were 5.37% and 5.26%, respectively.
The Company had a committed line of credit of $400 million in 2011 and 2010 for which the Company paid a commitment fee of 0.10% in 2011 and 2010. This line of credit supports the issuance of commercial paper. The current line is due to expire in July 2014. There were no borrowings under this committed line of credit.

Commercial Paper
On July 30, 2010, the Company issued $200 million of commercial paper and proceeds were used to make a partial prepayment of the bank term loan. The commercial paper had been classified as long-term debt on the Consolidated Balance Sheet at December 31, 2010, as the Company had the intent and the ability to maintain it on a long-term basis. During 2011, the Company repaid $150 million of its $200 million commercial paper balance and accordingly, the Company reclassified the remaining $50 million from long-term debt to short-term debt as of December 31, 2011. The weighted average interest rate paid during the year was 0.20% and the weighted average interest rate as of December 31, 2011 was 0.14%.
Letters of Credit
The Company had $26.3 million and $27.0 million of letters of credit at December 31, 2011 and 2010, respectively, primarily related to the Company's insurance program. Letters of credit were also issued to facilitate the purchase of products. Issued amounts were $4.1 million and $4.5 million at December 31, 2011 and 2010, respectively.

NOTE 8 - LONG-TERM DEBT

Long-term debt consisted of the following (in thousands of dollars):

	As of December 31,
	2011	2010
Bank term loan	$219,932	$248,311
Commercial paper	—	200,000
Euro denominated bank term loan	155,340	—
Other	21,322	3,194
Less current maturities	(221,539)	(31,059)
	$175,055	$420,446
In May 2008, the Company entered into a $500 million, unsecured four-year bank term loan, which matures in May 2012. The weighted average interest rate paid during 2011 was 0.99%.
In August 2011, the Company entered into a €120 million, unsecured five-year bank term loan in connection with the acquisition of the Fabory Group, maturing in August 2016. The Company, at its option, may prepay this term loan in whole or in part. Payments of €2.5 million are due semi-annually, beginning February 28, 2013, with the remaining balance due at maturity. The weighted average interest rate paid during the year was 2.18%. The weighted average interest rate includes inputs from variable rates and a fixed interest rate swap. See Note 9 of the Consolidated Financial Statements.
The scheduled aggregate principal payments are due as follows (in thousands of dollars):

Year	Payment Amount
2012	$221,539
2013	9,547
2014	9,549
2015	9,544
2016	138,552
Thereafter	7,863

The Company's debt instruments include only standard affirmative and negative covenants for debt instruments of similar amounts and structure. The Company's debt instruments do not contain financial or performance covenants restrictive to the business of the Company, reflecting its strong financial position. The Company is in compliance with all debt covenants for the year ended December 31, 2011.

NOTE 9 - DERIVATIVE INSTRUMENTS

The fair value of significant derivative instruments included in Deferred income taxes, tax uncertainties and derivative instruments was as follows (in thousands of dollars):

	As of December 31,
Derivatives Designated as Hedges	2011	2010
Interest rate swap	$1,574	$—
Foreign currency forwards	$4,781	$5,816
The fair values of the these instruments are determined by using quoted market forward rates (level 2 inputs) and reflects the present value of the amount that the Company would pay for contracts involving the same notional amounts and maturity dates.
During the fourth quarter of 2011, the Company entered into a pay-fixed / receive-floating interest rate swap with a notional value of €60 million maturing in August 2016 to hedge the future interest expense of the euro denominated 5-year term loan entered into to fund a portion of the Fabory Group acquisition. The swap is accounted for as a cash flow hedge. The effective portion of the changes in fair value of the derivative are reported as a component of other comprehensive earnings (losses) and reclassified to net income when the hedged transaction affects earnings.
During the fourth quarter of 2010, the Company entered into multiple foreign currency forward contracts with a total notional value of Canadian $160 million maturing in September 2014. These forward contracts are designated and qualify as a hedge of an intercompany net investment in the Company's Canadian subsidiary. The Company uses the forward method of assessing hedge effectiveness for derivatives designated as hedging instruments of a net investment in a foreign subsidiary and all changes in fair value of the derivatives are reported as a component of other comprehensive earnings (losses), net of tax effects, as long as specific hedge accounting criteria are met.
Other foreign currency forward contracts entered into during the current and prior periods to hedge non-functional currency-denominated intercompany note receivables and forecasted U.S. dollar-denominated obligations by foreign subsidiaries of the Company were not material.
See Note 1 to the Consolidated Financial Statements for a description of the Company's Accounting Policy regarding derivative instruments and Note 14-Accumulated Other Comprehensive Earnings for additional information.

NOTE 10 - EMPLOYEE BENEFITS

The Company provides various retirement benefits to eligible employees, including contributions to defined contribution plans, pension benefits associated with defined benefit plans, postretirement medical benefits and benefits. Eligibility requirements and benefit levels vary depending on employee location. Various foreign benefit plans cover employees in accordance with local legal requirements.

Defined Contribution Plans
A majority of the Company's U.S. employees are covered by a noncontributory profit sharing plan. This plan provides for annual employer contributions based upon a formula related primarily to earnings before federal income taxes, limited to a percentage of the total eligible compensation paid to eligible employees. The annual contribution is limited to a minimum of 8% and a maximum of 18% of total eligible compensation paid to eligible employees. The profit sharing plan expense was $155.9 million, $143.1 million and $118.5 million for 2011, 2010 and 2009, respectively.

The Company also sponsors additional defined contribution plans available to certain U.S. and foreign employees for which contributions are paid by the Company and participating employees. The expense associated with these defined contribution plans totaled $9.3 million, $8.3 million and $9.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Defined Benefit Plans and Other Retirement Plans
The Company sponsors a defined benefit plan which provides pension benefits for certain employees in the Netherlands. The annual pension benefit is based on 1.75 percent of a career average pay. The plan is insured and accordingly, all risks with respect to investments, mortality and longevity are covered by an insurance company. The assets of the plan are invested in a separate account with the insurer. A December 31 measurement date is utilized to value plan assets and obligations. Funding of the plan takes place through single premiums for obligations regarding future service years. As of December 31, 2011, the pension plan is in an overfunded position with a net pension asset of $12.7 million. In 2011, the expense related to this plan was not significant to the Company.

In certain countries pension contributions are made to government-sponsored social security pension plans in accordance with local legal requirements. For these plans, the Company has no continuing obligations other than the payment of contributions. The cost of these programs is not significant to the Company.

Executive Death Benefit Plan
The Executive Death Benefit Plan provides one of three potential benefits: a supplemental income benefit (SIB), an executive death benefit (EDB) or a postretirement payment. The SIB provides income continuation at 50% of total compensation, payable for ten years to the beneficiary of a participant if that participant dies while employed by the Company. The EDB provides an after-tax lump sum payment of one-time final total compensation to the beneficiary of a participant who dies after retirement. In addition, pre-2008 participants may elect to receive a reduced postretirement payment instead of the EDB. Effective January 1, 2010, the plan is not available to new participants.

The net periodic benefits costs charged to operating expenses were $1.0 million, $1.1 million and $1.2 million in 2011, 2010 and 2009, respectively. The net loss recognized in Accumulated other comprehensive earnings (AOCE) was $0.7 million as of December 31, 2011. Net gains recognized in AOCE were $0.4 million as of December 31, 2010 and 2009. The plan benefits are paid as they come due from the general assets of the Company. The plan benefit obligation was $17.2 million and $15.6 million as of December 31, 2011 and 2010, respectively.

Postretirement Benefits
The Company has a postretirement healthcare benefits plan that provides coverage for a majority of its United States employees and their dependents should they elect to maintain such coverage upon retirement. Covered employees become eligible for participation when they qualify for retirement while working for the Company. Participation in the plan is voluntary and requires participants to make contributions toward the cost of the plan, as determined by the Company.

The Company's accumulated postretirement benefit obligation (APBO) and net periodic benefit costs include the effect of the federal subsidy provided by the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Medicare Act). The Medicare Act provides a federal subsidy to retiree healthcare benefit plan sponsors that provide a prescription drug benefit that is at least actuarially equivalent to that provided by Medicare. As a result of the subsidy, the APBO has been reduced by $67.6 million, $52.3 million and $43.0 million as of December 31, 2011, 2010 and 2009, respectively. The subsidy has reduced net periodic benefits costs by approximately $6.6 million, $6.3 million and $4.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The net periodic benefits costs charged to operating expenses, which were valued with a measurement date of January 1 for each year, consisted of the following components (in thousands of dollars):

	For the Years Ended December 31,
	2011	2010	2009
Service cost	$15,762	$14,293	$12,305
Interest cost	13,352	12,852	10,730
Expected return on assets	(5,790)	(4,434)	(3,402)
Amortization of prior service credit	(495)	(495)	(1,215)
Amortization of transition asset	(143)	(143)	(143)
Amortization of unrecognized losses	3,269	3,649	4,135
Net periodic benefits costs	$25,955	$25,722	$22,410

The Company has elected to amortize the amount of net unrecognized losses over a period equal to the average remaining service period for active plan participants expected to retire and receive benefits of approximately 16.3 years for 2011.

Reconciliations of the beginning and ending balances of the APBO, which is calculated using a December 31 measurement date, the fair value of plan assets and the funded status of the benefit obligation follow (in thousands of dollars):

	2011	2010
Benefit obligation at beginning of year	$257,978	$222,117
Service cost	15,762	14,293
Interest cost	13,352	12,852
Plan participants' contributions	2,103	1,862
Actuarial loss	44,883	12,288
Benefits paid	(5,551)	(5,729)
Medicare Part D Subsidy received	385	295
Benefit obligation at end of year	328,912	257,978

Plan assets available for benefits at beginning of year	96,507	73,919
Actual returns (losses) on plan assets	(720)	9,017
Employer's contributions	11,180	17,438
Plan participants' contributions	2,103	1,862
Benefits paid	(5,551)	(5,729)
Plan assets available for benefits at end of year	103,519	96,507

Noncurrent postretirement benefit obligation	$225,393	$161,471

The amounts recognized in AOCE consisted of the following components (in thousands of dollars):

	As of December 31,
	2011	2010
Prior service credit (cost)	$(1,542)	$(1,047)
Transition asset	428	571
Unrecognized losses	(118,612)	(70,487)
Deferred tax asset	46,330	27,605
Net losses	$(73,396)	$(43,358)

The components of AOCE related to the postretirement benefit costs that will be amortized into net periodic postretirement benefit costs in 2012 are estimated as follows (in thousands of dollars):

2012
Amortization of prior service credit	$(495)
Amortization of transition asset	(143)
Amortization of unrecognized losses	7,277
Estimated amount to be amortized from AOCE into net periodic postretirement benefit costs	$6,639

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

The following assumptions were used to determine net periodic benefit costs at January 1:

	For the Years Ended December 31,
	2011	2010	2009
Discount rate	5.60%	6.00%	5.90%
Expected long-term rate of return on plan assets, net of tax at 40%	6.00%	6.00%	6.00%
Initial healthcare cost trend rate	9.00%	9.50%	10.00%
Ultimate healthcare cost trend rate	5.00%	5.00%	5.00%
Year ultimate healthcare cost trend rate reached	2019	2019	2019

The following assumptions were used to determine benefit obligations at December 31:

	2011	2010	2009
Discount rate	4.50%	5.60%	6.00%
Expected long-term rate of return on plan assets, net of tax at 40%	6.00%	6.00%	6.00%
Initial healthcare cost trend rate	8.50%	9.00%	9.50%
Ultimate healthcare cost trend rate	5.00%	5.00%	5.00%
Year ultimate healthcare cost trend rate reached	2019	2019	2019

The discount rate assumptions reflect the rates available on high-quality fixed income debt instruments as of December 31, the measurement date, of each year.  These rates have been selected due to their similarity to the projected cash flows of the postretirement healthcare benefit plan.  As of December 31, 2011, the Company reduced the discount rate from 5.6% to 4.5% to reflect the decrease in the market interest rates which contributed to the increase in the unrealized actuarial loss at December 31, 2011.

The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A 1 percentage point change in assumed healthcare cost trend rates would have the following effects on 2011 results (in thousands of dollars):

	1 Percentage Point
	Increase	(Decrease)
Effect on total service and interest cost	$7,330	$(5,567)
Effect on APBO	77,550	(59,424)

The Company has established a Group Benefit Trust (Trust) to fund the plan obligations and process benefit payments. In December 2010, the Company began to transition the target allocation of the Trust assets from 100% U.S. equities to 50% U.S. equities and 50% non-U.S. equities. This investment strategy reflects the long-term nature of the plan obligation and seeks to take advantage of the earnings potential of equity securities in the global markets. The assets of the Trust are invested in funds designed to track to either the Standard & Poor's 500 Index (S&P 500) or the Total International Composite Index. The Total International Composite Index tracks non-U.S. stocks within developed and emerging market economies. The plan's assets are stated at fair value which represents the net asset value of shares held by the plan in the registered investment companies at the quoted market prices (Level 1 input) as of December 31 (in thousands of dollars):

	2011	2010
Registered investment companies
Fidelity Spartan U.S. Equity Index Fund	$44,138	$43,260
Vanguard 500 Index Fund	44,265	43,363
Vanguard Total International Stock	18,379	13,215
Total Assets	$106,782	$99,838

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

The Company's investment policies include periodic reviews by management and trustees at least annually concerning: (1) the allocation of assets among various asset classes (e.g., domestic stocks, international stocks, short-term bonds, long-term bonds, etc.); (2) the investment performance of the assets, including performance comparisons with appropriate benchmarks; (3) investment guidelines and other matters of investment policy; and (4) the hiring, dismissal, or retention of investment managers.

The funding of the trust is an estimated amount that is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended, and was $7.0 million, $17.4 million and $9.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC.

The Company forecasts the following benefit payments (which include a projection for expected future employee service) and subsidy receipts for the next ten years (in thousands of dollars):

	Estimated gross benefit payments	Estimated Medicare subsidy receipts
2012	$5,272	$(427)
2013	6,161	(503)
2014	7,046	(602)
2015	8,132	(713)
2016	9,417	(843)
2017 - 2021	$70,378	$(6,975)

NOTE 11 - LEASES

The Company leases certain land, buildings and equipment under noncancellable operating leases that expire at various dates through 2036. There were no significant capital leases at December 31, 2011. Many of the building leases obligate the Company to pay real estate taxes, insurance and certain maintenance costs, and contain multiple renewal provisions, exercisable at the Company's option. Leases that contain predetermined fixed escalations of the minimum rentals are recognized in rental expense on a straight-line basis over the lease term. Cash or rent abatements received upon entering into certain operating leases are also recognized on a straight-line basis over the lease term.

At December 31, 2011, the approximate future minimum lease payments for all operating leases were as follows (in thousands of dollars):

Future Minimum Lease Payments
2012	$55,601
2013	46,744
2014	38,233
2015	29,900
2016	21,606
Thereafter	30,769
Total minimum payments required	222,853
Less amounts representing sublease income	(1,835)
$221,018

Rent expense, including items under lease and items rented on a month-to-month basis, was $72.4 million, $53.4 million and $45.3 million for 2011, 2010 and 2009, respectively. These amounts are net of sublease income of $1.6 million, $0.9 million and $0.7 million for 2011, 2010 and 2009, respectively.

NOTE 12 - STOCK INCENTIVE PLANS

The Company maintains stock incentive plans under which the Company may grant a variety of incentive awards to employees and directors. Shares of common stock were authorized for issuance under the plans in connection with awards of non-qualified stock options, stock appreciation rights, restricted stock units and other stock-based awards. At December 31, 2011, restricted stock units, performance shares, stock units and non-qualified stock options have been granted.

In 2010, the shareholders of the Company approved the 2010 Incentive Plan (Plan), which replaced all prior active plans (Prior Plans). Awards previously granted under Prior Plans will remain outstanding in accordance with their terms. A total of 5.9 million shares of common stock have been reserved for issuance under the Plan. As of December 31, 2011, there were 3,405,291 shares available for grant under the Plan.

Pretax stock-based compensation expense was $50.5 million, $47.4 million, and $40.7 million in 2011, 2010 and 2009, respectively. Related income tax benefits recognized in earnings were $17.9 million, $16.9 million and $14.1 million in 2011, 2010 and 2009, respectively.

Options
In 2011, 2010 and 2009, the Company issued stock option grants to employees as part of their incentive compensation. Stock option grants were 520,327, 689,450 and 763,370 shares for the years 2011, 2010 and 2009, respectively.

In 2010 and 2009, the Company provided broad-based stock option grants covering 256,000 and 181,100 shares, respectively, to those employees who reached major service milestones and were not participants in other stock option programs.

Option awards are granted with an exercise price equal to the closing market price of the Company's stock on the last trading day preceding the date of grant. The options generally vest over three years, although accelerated vesting is provided in certain circumstances. Awards generally expire ten years from the grant date.

Transactions involving stock options are summarized as follows:

	Shares Subject to Option	Weighted Average Price Per Share	Options Exercisable
Outstanding at January 1, 2009	6,353,867	$62.95	3,633,612
Granted	944,470	$79.69
Exercised	(1,689,581)	$57.18
Canceled or expired	(134,160)	$78.98
Outstanding at December 31, 2009	5,474,596	$68.07	3,141,996
Granted	945,450	$106.70
Exercised	(1,444,898)	$64.39
Canceled or expired	(93,900)	$84.02
Outstanding at December 31, 2010	4,881,248	$77.61	2,486,478
Granted	520,327	$149.15
Exercised	(1,323,883)	$63.08
Canceled or expired	(117,017)	$89.18
Outstanding at December 31, 2011	3,960,675	$91.53	1,808,667

At December 31, 2011, there was $15.7 million of total unrecognized compensation expense related to nonvested option awards, which the Company expects to recognize over a weighted average period of 1.2 years.

The following table summarizes information about stock options exercised (in thousands of dollars):

	For the years ended December 31,
	2011	2010	2009
Fair value of options exercised	$20,933	$22,665	$24,442
Total intrinsic value of options exercised	124,441	75,204	57,702
Fair value of options vested	13,549	17,974	23,303
Settlements of options exercised	83,504	87,024	92,213

Information about stock options outstanding and exercisable as of December 31, 2011, is as follows:

	Options Outstanding				Options Exercisable
		Weighted Average				Weighted Average
Range of Exercise Prices	Number	Remaining Contractual Life	Exercise Price	Intrinsic Value (000's)	Number	Remaining Contractual Life	Exercise Price	Intrinsic Value (000's)
$45.50 - $76.61	1,117,852	3.68 years	$63.92	$137,794	967,252	3.15 years	$62.64	$120,468
$77.65 - $83.08	996,798	6.66 years	$81.60	105,248	368,428	5.52 years	$81.82	38,820
$85.82 - $102.26	676,865	6.93 years	$91.54	64,742	449,065	6.34 years	$86.10	45,394
$108.15 - $154.84	1,169,160	8.77 years	$126.38	71,091	23,922	8.39 years	$110.66	1,831
	3,960,675	6.49 years	$91.53	$378,875	1,808,667	4.49 years	$73.01	$206,513

The Company uses a binomial lattice option pricing model for the valuation of stock options. The weighted average fair value of options granted in 2011, 2010 and 2009 was $33.95, $24.53 and $19.32, respectively. The fair value of each option granted in 2011, 2010 and 2009 used the following assumptions:

	For the years ended December 31,
	2011	2010	2009
Risk-free interest rate	2.6%	2.9%	2.4%
Expected life	6 years	6 years	6 years
Expected volatility	24.6%	24.7%	28.8%
Expected dividend yield	1.8%	2.0%	2.3%

The risk-free interest rate is selected based on yields from U.S. Treasury zero-coupon issues with a remaining term approximately equal to the expected term of the options being valued. The expected life selected for options granted during each year presented represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behavior. Expected volatility is based upon implied and historical volatility of the closing price of the Company's stock over a period equal to the expected life of each option grant. Historical company information is also the primary basis for selection of expected dividend yield assumptions.

Performance Shares
The Company awards performance-based shares to certain executives. Receipt of Company stock is contingent upon the Company meeting sales growth and return on invested capital (ROIC) performance goals. Each participant is granted a base number of shares. At the end of the performance period, the number of shares granted will be increased, decreased or remain the same based upon actual Company-wide sales versus target sales. The shares, as determined at the end of the performance period, are issued at the end of the third year if the Company's average target ROIC is achieved during the vesting period.

Performance share value is based upon closing market prices on the last trading day preceding the date of award and is charged to earnings on a straight-line basis over the three year period based on the number of shares expected to vest. Holders of performance share awards are not entitled to receive cash payments equivalent to cash dividends. If the performance shares vest, they will be settled by the issuance of Company common stock in exchange for the performance shares on a one-for-one basis.

The following table summarizes the transactions involving performance-based share awards:

	2011		2010		2009
	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share
Beginning nonvested shares outstanding	177,120	$84.74	72,362	$80.01	117,896	$75.13
Issued	96,236	$127.43	140,400	$87.29	36,720	$73.17
Cancelled	(13,056)	$87.24	(1,069)	$86.00	(3,319)	$83.40
Vested	(67,560)	$72.86	(34,573)	$86.00	(78,935)	$68.64
Ending nonvested shares outstanding	192,740	$109.16	177,120	$84.74	72,362	$80.01

At December 31, 2011, there was 10.0 million of total unrecognized compensation expense related to performance-based share awards that the Company expects to recognize over a weighted average period of 1.7 years.

Restricted Stock Units (RSUs)
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

The following table summarizes RSUs activity:

	2011		2010		2009
	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share
Beginning nonvested units	1,205,787	$88.65	1,241,364	$80.96	1,237,246	$77.88
Issued	242,212	$152.55	274,740	$109.63	284,825	$83.10
Cancelled	(92,202)	$89.57	(61,745)	$82.59	(81,572)	$78.47
Vested	(236,309)	$86.13	(248,572)	$77.37	(199,135)	$63.57
Ending nonvested units	1,119,488	$100.76	1,205,787	$88.65	1,241,364	$80.96
Fair value of shares vested (in millions)	$20.4		$19.2		$12.4

At December 31, 2011, there was $55.0 million of total unrecognized compensation expense related to nonvested RSUs that the Company expects to recognize over a weighted average period of 2.1 years.

Director Stock Awards
The Company provides members of the Board of Directors with deferred stock unit grants. A stock unit is the economic equivalent of a share of common stock. Beginning in April 2010, the number of units covered by each grant is equal to the grant divided by the 200-day average stock price as of January 31st in the year of the grant. Prior to 2010, the number of units covered by each grant was equal to the grant divided by the fair market value of a share of common stock at the time of the grant. Beginning in April 2011, the Directors were awarded $115,000 of deferred stock units annually. Prior to 2011, Directors were awarded $100,000 of deferred stock units. The Company also awards stock units in connection with elective deferrals of director fees and dividend equivalents on existing stock units. Deferred fees and dividend equivalents on existing stock units are converted into stock units on the basis of the market value of the stock at the relevant times. Payment of the value of stock units is scheduled to be made after termination of service as a director. As of December 31, 2011, 2010 and 2009, there were eleven nonemployee directors who held stock units. As of December 31, 2011 and 2010, there was also one former nonemployee director who held stock units.

The Company recognizes (income) expense for the (depreciation) appreciation in value of equivalent stock units based on the market price of the Company's common stock as of the balance sheet date. The following table summarizes activity for stock units related to deferred director fees (dollars in thousands):

	2011		2010		2009
	Units	Dollars	Units	Dollars	Units	Dollars
Beginning balance	130,377	$18,006	113,509	$10,991	93,221	$7,350
Dividends	2,244	350	2,416	261	2,338	192
Deferred fees	12,601	1,878	14,452	1,563	17,950	1,463
Retirement distribution	(2,425)	(335)	—	—	—	—
Unit appreciation	—	6,831	—	5,191	—	1,986
Ending balance	142,797	$26,730	130,377	$18,006	113,509	$10,991

NOTE 13 - CAPITAL STOCK

The Company had no shares of preferred stock outstanding as of December 31, 2011 and 2010. The activity related to outstanding common stock and common stock held in treasury was as follows:

	2011		2010
	Outstanding Common Stock	Treasury Stock	Outstanding Common Stock	Treasury Stock
Balance at beginning of period	69,377,802	40,281,417	72,276,516	37,382,703
Exercise of stock options, net of 0 and 2,608 shares swapped in stock-for-stock exchange, respectively	1,323,883	(1,323,883)	1,442,290	(1,442,290)
Cancellation of shares related to tax withholdings on restricted stock vesting	—	—	(3,014)	3,014
Settlement of restricted stock units, net of 141,467 and 85,205 shares retained, respectively	257,931	(257,931)	163,367	(163,367)
Settlement of performance share units, net of 11,731 and 26,077 shares retained, respectively	22,842	(22,842)	52,858	(52,858)
Purchase of treasury shares	(1,019,606)	1,019,606	(4,554,215)	4,554,215
Balance at end of period	69,962,852	39,696,367	69,377,802	40,281,417

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE EARNINGS

The following table sets forth the components of Accumulated other comprehensive earnings (losses) (in thousands of dollars):

	As of December 31,
	2011	2010
Foreign currency translation adjustments	$76,234	$113,151
Derivative instruments	(6,286)	(5,816)
Postretirement benefit plan	(119,726)	(70,963)
Other employment-related benefit plans	(3,170)	(1,619)
Deferred tax asset	35,592	15,453
Total accumulated other comprehensive earnings (losses)	(17,356)	50,206
Less: Foreign currency translation adjustments attributable to noncontrolling interest	11,382	7,255
Total accumulated other comprehensive earnings (losses) attributable to W.W. Grainger, Inc.	$(28,738)	$42,951

Foreign currency translation adjustments result from the translation of assets and liabilities of foreign subsidiaries. The decrease in foreign currency translation adjustments in 2011 was primarily due to the strengthening of the U.S. dollar versus the Euro, Canadian dollar and Mexican peso. The increase in foreign currency translation adjustments in 2010 was primarily due to the weakening of the U.S. dollar versus the Canadian dollar, Japanese yen and Mexican peso.

The increase in unrecognized losses related to the postretirement benefit plan in 2011 was primarily due to a decrease in the discount rate. See Note 10 - Employee Benefits.

NOTE 15 - INCOME TAXES

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

Income tax expense consisted of the following (in thousands of dollars):

	For the Years Ended December 31,
	2011	2010	2009
Current provision:
Federal	$275,489	$283,481	$203,375
State	49,098	48,241	36,078
Foreign	45,405	21,235	15,860
Total current	369,992	352,957	255,313

Deferred tax provision (benefit):
Federal	19,204	(7,875)	16,446
State	480	(1,384)	2,894
Foreign	(4,561)	(3,502)	1,912
Total deferred	15,123	(12,761)	21,252
Total provision	$385,115	$340,196	$276,565

Net earnings before income taxes by geographical area consisted of the following (in thousands of dollars):

	For the Years Ended December 31,
	2011	2010	2009
United States	$917,820	$802,135	$679,648
Foreign	133,707	51,643	27,689
	$1,051,527	$853,778	$707,337

The income tax effects of temporary differences that gave rise to the net deferred tax asset were (in thousands of dollars):

	As of December 31,
	2011	2010
Deferred tax assets:
Inventory	$26,845	$32,438
Accrued expenses	30,411	31,116
Accrued employment-related benefits	170,514	145,440
Foreign operating loss carryforwards	58,813	13,117
Other	23,870	21,346
Deferred tax assets	310,453	243,457
Less valuation allowance	(53,739)	(20,087)
Deferred tax assets, net of valuation allowance	$256,714	$223,370
Deferred tax liabilities:
Property, buildings and equipment	(22,498)	—
Intangibles	(112,569)	(80,055)
Software	(10,194)	(4,419)
Prepaids	(22,038)	(28,897)
Other	(16,893)	(18,160)
Deferred tax liabilities	(184,192)	(131,531)
Net deferred tax asset	$72,522	$91,839
The net deferred tax asset is classified as follows:
Current assets	$47,410	$44,627
Noncurrent assets	100,830	87,244
Noncurrent liabilities (foreign)	(75,718)	(40,032)
Net deferred tax asset	$72,522	$91,839

At December 31, 2011, the Company had $228.8 million of operating loss carryforwards related primarily to foreign operations, including operating loss carryforwards related to the acquisition of the Fabory Group. See Note 2 of the Consolidated Financial Statements. Some of the operating loss carryforwards will expire at various dates through 2020. The valuation allowance represents a provision for uncertainty as to the realization of the tax benefits of these carryforwards. In addition, the Company recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized.

The changes in the valuation allowance were as follows (in thousands of dollars):

	For the Years Ended December 31,
	2011	2010
Beginning balance	$20,087	$20,810
Increase (decrease) related to foreign net operating loss carryforwards	33,652	(723)
Ending balance	$53,739	$20,087

The increase in the valuation allowance for foreign net operating loss carryforwards at December 31, 2011, relates primarily to the acquisition of the Fabory Group.

A reconciliation of income tax expense with federal income taxes at the statutory rate follows (in thousands of dollars):

	For the Years Ended December 31,
	2011	2010	2009
Federal income tax at the 35% statutory rate	$368,034	$298,822	$247,568
State income taxes, net of federal income tax benefit	32,226	30,457	25,332
Other - net	(15,145)	10,917	3,665
Income tax expense	$385,115	$340,196	$276,565
Effective tax rate	36.6%	39.8%	39.1%

Included in other - net are the tax benefit related to settlement of various tax reviews during 2011 and the benefit of tax law changes in Japan enacted in the fourth quarter of 2011. In 2010, other - net included an expense related to the U.S. healthcare legislation passed in the first quarter of 2010.

Undistributed earnings of foreign subsidiaries at December 31, 2011, amounted to $160.5 million. No provision for deferred U.S. income taxes has been made for these subsidiaries because the Company intends to permanently reinvest such earnings in its foreign operations.

The changes in the liability for tax uncertainties, excluding interest, are as follows (in thousands of dollars):

	2011	2010
Balance at beginning of year	$34,060	$26,540
Additions to tax positions related to the current year	8,067	8,304
Additions for tax positions of prior years	2,175	3,815
Reductions for tax positions of prior years	(8,087)	(2,062)
Reductions due to statute lapse	(696)	(2,413)
Settlements, audit payments, refunds - net	(12,759)	(124)
Balance at end of year	$22,760	$34,060

The Company classifies the liability for tax uncertainties in Deferred income taxes, tax uncertainties and derivative instruments. Included in this amount are $3.2 million and $11.9 million at December 31, 2011 and 2010, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Any changes in the timing of deductibility of these items would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authorities to an earlier period.

The Company regularly undergoes examination of its federal income tax returns by the Internal Revenue Service (IRS). During 2011, the Company concluded the review of its 2007 and 2008 federal income tax returns with the IRS.  For federal income tax purposes, tax years 2009 forward remain subject to audit.  The Company is also subject to audit by state, local and foreign taxing authorities.  Tax years 2002 - 2011 remain subject to state and local audits and 2005 - 2011 remain subject to foreign audits.  The estimated amount of liability associated with the Company's uncertain tax positions may change within the next twelve months due to the pending audit activity, expiring statutes or tax payments.

The Company recognizes interest expense in the provision for income taxes. During 2011 and 2009, the Company recognized a net benefit of $0.8 million and $0.5 million, respectively, primarily due to settlement of audits and statute lapse. During 2010 the Company recognized an expense of $0.5 million. As of December 31, 2011 and 2010, the Company accrued $1.1 million and $1.9 million, respectively, for interest.

NOTE 16 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):

	For the Years Ended December 31,
	2011	2010	2009

Net earnings attributable to W.W. Grainger, Inc. as reported	$658,423	$510,865	$430,466
Distributed earnings available to participating securities	(3,216)	(3,086)	(2,990)
Undistributed earnings available to participating securities	(9,635)	(8,355)	(7,059)
Numerator for basic earnings per share - Undistributed and distributed earnings available to common shareholders	645,572	499,424	420,417
Undistributed earnings allocated to participating securities	9,635	8,355	7,059
Undistributed earnings reallocated to participating securities	(9,438)	(8,208)	(6,957)
Numerator for diluted earnings per share - Undistributed and distributed earnings available to common shareholders	$645,769	$499,571	$420,519

Denominator for basic earnings per share – weighted average shares	69,690,854	70,836,945	73,786,346
Effect of dilutive securities	1,485,304	1,301,913	1,105,506
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	71,176,158	72,138,858	74,891,852
Earnings per share two-class method
Basic	$9.26	$7.05	$5.70
Diluted	$9.07	$6.93	$5.62

NOTE 17 - SEGMENT INFORMATION

The Company has two reportable segments:  the United States and Canada.  The United States operating segment reflects the results of Grainger’s U.S. business.  The Canada operating segment reflects the results for Acklands – Grainger Inc., the Company’s Canadian business.  Other businesses include the following significant operations: Fabory Group, MonotaRO, Mexico, China and Colombia. Operating segments generate revenue almost exclusively through the distribution of maintenance, repair and operating supplies, as service revenues account for less than 1% of total revenues for each operating segment.

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

Following is a summary of segment results (in thousands of dollars):

	2011
	United States	Canada	Other Businesses	Total
Total net sales	$6,501,343	$992,823	$647,666	$8,141,832
Intersegment net sales	(62,766)	(163)	(718)	(63,647)
Net sales to external customers	6,438,577	992,660	646,948	8,078,185

Segment operating earnings	1,066,324	107,582	30,984	1,204,890

Segment assets	1,492,092	335,900	331,892	2,159,884
Depreciation and amortization	100,017	12,840	11,035	123,892
Additions to long-lived assets	$148,803	$29,744	$13,402	$191,949

	2010
	United States	Canada	Other Businesses	Total
Total net sales	$6,020,069	$820,941	$389,621	$7,230,631
Intersegment net sales	(47,913)	(137)	(423)	(48,473)
Net sales to external customers	5,972,156	820,804	389,198	7,182,158

Segment operating earnings	920,222	46,836	11,661	978,719

Segment assets	1,292,655	313,133	151,221	1,757,009
Depreciation and amortization	105,478	12,407	7,809	125,694
Additions to long-lived assets	$100,194	$20,745	$5,660	$126,599

	2009
	United States	Canada	Other Businesses	Total
Total net sales	$5,445,390	$651,166	$165,051	$6,261,607
Intersegment net sales	(39,057)	(154)	(405)	(39,616)
Net sales to external customers	5,406,333	651,012	164,646	6,221,991

Segment operating earnings (losses)	735,586	43,742	(11,634)	767,694

Segment assets	1,163,831	245,464	106,693	1,515,988
Depreciation and amortization	111,922	10,718	5,991	128,631
Additions to long-lived assets	111,816	14,828	10,690	137,334

Following are reconciliations of the segment information with the consolidated totals per the financial statements (in thousands of dollars):

	2011	2010	2009
Operating earnings:
Total operating earnings for reportable segments	$1,204,890	$978,719	$767,694
Unallocated expenses	(152,461)	(118,244)	(102,470)
Total consolidated operating earnings	$1,052,429	$860,475	$665,224
Assets:
Assets for reportable segments	$2,159,884	$1,757,009	$1,515,988
Other current and non-current assets	2,102,644	1,659,762	1,645,564
Unallocated assets	453,534	487,606	564,780
Total consolidated assets	$4,716,062	$3,904,377	$3,726,332

	2011
	Segment Totals	Unallocated	Consolidated Total
Other significant items:
Depreciation and amortization	$123,892	$13,319	$137,211
Additions to long-lived assets	$191,949	$5,665	$197,614

		Revenues	Long-lived Assets
Geographic information:
United States		$6,388,506	$872,947
Canada		998,014	102,085
Other foreign countries		691,665	129,014
		$8,078,185	$1,104,046

	2010
	Segment Totals	Unallocated	Consolidated Total
Other significant items:
Depreciation and amortization	$125,694	$12,099	$137,793
Additions to long-lived assets	$126,599	$4,941	$131,540

		Revenues	Long-lived Assets
Geographic information:
United States		$5,922,668	$845,008
Canada		823,220	87,325
Other foreign countries		436,270	64,900
		$7,182,158	$997,233

	2009
	Segment Totals	Unallocated	Consolidated Total
Other significant items:
Depreciation and amortization	$128,631	$12,343	$140,974
Additions to long-lived assets	$137,334	$2,618	$139,952

		Revenues	Long-lived Assets
Geographic information:
United States		$5,362,729	$864,586
Canada		653,984	74,515
Other foreign countries		205,278	53,543
		$6,221,991	$992,644

Assets for reportable segments include accounts receivable and inventory which are provided to the Company's Chief Operating Decision Maker. Long-lived assets consist of property, buildings, equipment and capitalized software. Unallocated assets include non-operating cash and cash equivalents, certain prepaid expenses and property, buildings and equipment-net.

Revenues are attributed to countries based on the ship-to location of the customer.

Unallocated expenses and unallocated assets primarily relate to the Company headquarters' support services, which are not part of any business segment, as well as intercompany eliminations. Unallocated expenses include payroll and benefits, depreciation and other costs associated with headquarters-related support services. Unallocated expenses increased due to higher payroll and benefits, and expenses related to mergers and acquisitions activity.

NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of selected quarterly information for 2011 and 2010 is as follows (in thousands of dollars, except for per share amounts):

	2011 Quarter End
	March 31	June 30	September 30	December 31	Total
Net sales	$1,883,612	$2,003,022	$2,114,647	$2,076,904	$8,078,185
Cost of merchandise sold	1,053,998	1,140,628	1,201,648	1,171,119	4,567,393
Gross profit	829,614	862,394	912,999	905,785	3,510,792
Warehousing, marketing and administrative expenses	567,000	597,112	609,959	684,292	2,458,363
Operating earnings	262,614	265,282	303,040	221,493	1,052,429
Net earnings attributable to W.W. Grainger, Inc.	157,933	169,885	182,121	148,484	658,423
Earnings per share - basic	2.23	2.39	2.56	2.08	9.26
Earnings per share - diluted	$2.18	$2.34	$2.51	$2.04	$9.07

	2010 Quarter End
	March 31	June 30	September 30	December 31	Total
Net sales	$1,672,354	$1,783,696	$1,899,412	$1,826,696	$7,182,158
Cost of merchandise sold	966,612	1,036,610	1,109,688	1,063,564	4,176,474
Gross profit	705,742	747,086	789,724	763,132	3,005,684
Warehousing, marketing and administrative expenses	522,857	532,171	538,451	551,730	2,145,209
Operating earnings	182,885	214,915	251,273	211,402	860,475
Net earnings attributable to W.W. Grainger, Inc.	99,173	129,077	150,405	132,210	510,865
Earnings per share - basic	1.34	1.76	2.10	1.87	7.05
Earnings per share - diluted	$1.31	$1.73	$2.06	$1.83	$6.93

NOTE 19 - CONTINGENCIES AND LEGAL MATTERS

Grainger has been named, along with numerous other nonaffiliated companies, as a defendant in litigation in various states involving asbestos and/or silica. These lawsuits typically assert claims of personal injury arising from alleged exposure to asbestos and/or silica as a consequence of products purportedly distributed by Grainger. In 2011, Grainger was named in lawsuits relating to asbestos and/or silica involving approximately 60 new plaintiffs, and lawsuits relating to asbestos and/or silica involving approximately 110 plaintiffs were dismissed with respect to Grainger, typically based on the lack of product identification.

As of January 11, 2012, Grainger is named in cases filed on behalf of approximately 1,800 plaintiffs in which there is an allegation of exposure to asbestos and/or silica. Grainger has denied, or intends to deny, the allegations in all of the above-described lawsuits.  If a specific product distributed by Grainger is identified in any of these lawsuits, Grainger would attempt to exercise indemnification remedies against the product manufacturer.  In addition, Grainger believes that a substantial number of these claims are covered by insurance.  Grainger has entered into agreements with its major insurance carriers relating to the scope, coverage and costs of defense of lawsuits involving claims of exposure to asbestos.  While Grainger is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on Grainger's consolidated financial position or results of operations.

Grainger is a party to a contract with the United States General Services Administration (the GSA) first entered into in 1999 and subsequently extended in 2004.  The GSA contract had been the subject of an audit performed by the GSA's Office of the Inspector General.  In December 2007, the Company received a letter from the Commercial Litigation Branch of the Civil Division of the Department of Justice (the DOJ) regarding the GSA contract.  The letter suggested that the Company had not complied with its disclosure obligations and the contract's pricing provisions, and had potentially overcharged government customers under the contract.

Discussions relating to the Company's compliance with its disclosure obligations and the contract's pricing provisions are ongoing. The timing and outcome of these discussions are uncertain and could include settlement or civil litigation by the DOJ to recover, among other amounts, treble damages and penalties under the False Claims Act.  Due to the uncertainties surrounding this matter, an estimate of possible loss cannot be determined.  While this matter is not expected to have a material adverse effect on the Company's financial position, an unfavorable resolution could result in significant payments by the Company.  The Company continues to believe that it has complied with the GSA contract in all material respects.

Grainger is a party to a contract with the United States Postal Service (the USPS) entered into in 2003 covering the sale of certain Maintenance Repair and Operating Supplies (the MRO Contract).  The Company received a subpoena dated August 29, 2008, from the USPS Office of Inspector General seeking information about the Company's pricing compliance under the MRO Contract.  The Company has provided responsive information to the USPS and to the DOJ.

Grainger is also a party to a contract with the USPS entered into in 2001 covering the sale of certain janitorial and custodial items (the Custodial Contract). The Company received a subpoena dated June 30, 2009, from the USPS Office of Inspector General seeking information about the Company's pricing practices and compliance under the Custodial Contract.  The Company has provided responsive information to the USPS and to the DOJ.

Discussions with the USPS and DOJ relating to the Company's pricing practices and compliance with the pricing provisions of the MRO Contract and the Custodial Contract are ongoing. The timing and outcome of the USPS and DOJ investigations of the MRO Contract and the Custodial Contract are uncertain and could include settlement or civil litigation by the USPS and DOJ to recover, among other amounts, treble damages and penalties under the False Claims Act.  Due to the uncertainties surrounding these matters, an estimate of possible loss cannot be determined.  While these matters are not expected to have a material adverse effect on the Company's financial position, an unfavorable resolution could result in significant payments by the Company.  The Company continues to believe that it has complied with each of the MRO Contract and the Custodial Contract in all material respects.

The Company is conducting an inquiry into alleged falsification of expense accounts submitted by employees in certain sales offices of Grainger China LLC, a subsidiary of the Company. In the course of the investigation the Company learned that sales employees may have provided prepaid gift cards to certain customers. The extent and value of the gift cards are subject to further inquiry. The Company's investigation includes determining whether there were any violations of laws, including the U.S. Foreign Corrupt Practices Act. Consequently, on January 24, 2012, the Company contacted the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC) to voluntarily disclose that the Company was conducting an internal investigation, and agreed to fully cooperate and update the DOJ and SEC periodically on further developments.
The Company has retained outside counsel to assist in its investigation of this matter. Because the investigation is on-going, the Company cannot predict at this time whether any regulatory action may be taken or any other potential consequences may result from this matter.

In addition to the foregoing, from time to time the Company is involved in various other legal and administrative proceedings that are incidental to its business, including claims relating to product liability, premises liability, general negligence, environmental issues, employment, intellectual property and other matters. As a government contractor selling to federal, state and local governmental entities, the Company is also subject to governmental or regulatory inquiries or audits or other proceedings, including those related to pricing compliance. It is not expected that the ultimate resolution of any of these matters will have, either individually or in the aggregate, a material adverse effect on the Company's consolidated financial position or results of operations.

 SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Grainger has duly issued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: February 27, 2012

W.W. GRAINGER, INC.

By:	/s/ James T. Ryan
James T. Ryan
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Grainger on February 27, 2012, in the capacities indicated.

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