Form 10-Q
period 2012-03-31
GRAINGER W W INC
filed 2012-04-26
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
OR

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
Yes [  ]  No [X]

There were 70,138,974 shares of the Company’s Common Stock outstanding as of March 31, 2012.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net sales	$2,193,445	$1,883,612
Cost of merchandise sold	1,219,113	1,053,998
Gross profit	974,332	829,614
Warehousing, marketing and administrative expenses	669,971	567,000
Operating earnings	304,361	262,614
Other income and (expense):
Interest income	595	480
Interest expense	(3,057)	(1,878)
Other non-operating income	712	247
Other non-operating expense	(98)	(299)
Total other expense	(1,848)	(1,450)
Earnings before income taxes	302,513	261,164
Income taxes	113,055	102,076
Net earnings	189,458	159,088
Less: Net earnings attributable to noncontrolling interest	1,942	1,155
Net earnings attributable to W.W. Grainger, Inc.	$187,516	$157,933
Earnings per share:
Basic	$2.63	$2.23
Diluted	$2.57	$2.18
Weighted average number of shares outstanding:
Basic	70,132,777	69,403,432
Diluted	71,655,759	70,906,732
Cash dividends paid per share	$0.66	$0.54

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net earnings	$189,458	$159,088
Other comprehensive earnings (losses):
Foreign currency translation adjustments, net of tax expense of $1,312 and $1,797, respectively	16,830	14,990
Derivative instruments, net of tax benefit of $600 and $1,403, respectively	(1,720)	(2,213)
Comprehensive earnings, net of tax	204,568	171,865
Comprehensive (losses) attributable to noncontrolling interest	(3,106)	(259)
Comprehensive earnings attributable to W.W. Grainger, Inc.	$207,674	$172,124

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
ASSETS	Mar 31, 2012	Dec 31, 2011
CURRENT ASSETS
Cash and cash equivalents	$338,755	$335,491
Accounts receivable (less allowances for doubtful
accounts of $19,336 and $18,801, respectively)	977,442	888,697
Inventories – net	1,244,419	1,268,647
Prepaid expenses and other assets	96,836	100,081
Deferred income taxes	43,412	47,410
Prepaid income taxes	5,334	54,574
Total current assets	2,706,198	2,694,900
PROPERTY, BUILDINGS AND EQUIPMENT	2,606,053	2,565,322
Less: Accumulated depreciation and amortization	1,534,271	1,505,027
Property, buildings and equipment – net	1,071,782	1,060,295
DEFERRED INCOME TAXES	108,108	100,830
GOODWILL	514,424	509,183
OTHER ASSETS AND INTANGIBLES – NET	350,698	350,854
TOTAL ASSETS	$4,751,210	$4,716,062

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	Mar 31, 2012	Dec 31, 2011
CURRENT LIABILITIES
Short-term debt	$117,637	$119,970
Current maturities of long-term debt	214,501	221,539
Trade accounts payable	447,655	477,648
Accrued compensation and benefits	155,148	207,010
Accrued contributions to employees’ profit sharing plans	44,840	159,950
Accrued expenses	169,850	178,652
Income taxes payable	81,235	23,156
Total current liabilities	1,230,866	1,387,925
LONG-TERM DEBT (less current maturities)	191,550	175,055
DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	102,034	100,218
EMPLOYMENT-RELATED AND OTHER NON-CURRENT LIABILITIES	353,211	328,585
SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	54,830	54,830
Additional contributed capital	723,800	700,826
Retained earnings	4,946,609	4,806,110
Accumulated other comprehensive losses	(8,584)	(28,738)
Treasury stock, at cost – 39,520,245 and 39,696,367 shares, respectively	(2,935,355)	(2,904,243)
Total W.W. Grainger, Inc. shareholders’ equity	2,781,300	2,628,785
Noncontrolling interest	92,249	95,494
Total shareholders' equity	2,873,549	2,724,279
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,751,210	$4,716,062

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$189,458	$159,088
Provision for losses on accounts receivable	2,631	1,312
Deferred income taxes and tax uncertainties	(2,178)	(6,026)
Depreciation and amortization	36,679	32,571
Stock-based compensation	11,443	10,885
Change in operating assets and liabilities – net of business acquisitions:
Accounts receivable	(86,639)	(45,631)
Inventories	36,845	16,212
Prepaid expenses and other assets	52,994	36,759
Trade accounts payable	(28,549)	14,257
Other current liabilities	(185,591)	(156,175)
Current income taxes payable	58,325	48,315
Employment-related and other non-current liabilities	22,246	7,226
Other – net	(1,426)	(402)
Net cash provided by operating activities	106,238	118,391
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment	(40,636)	(33,029)
Proceeds from sale of property, buildings and equipment	602	4,636
Other - net	666	442
Net cash used in investing activities	(39,368)	(27,951)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	35,005	80,858
Payments against lines of credit	(33,354)	(77,878)
Net increase (decrease) in long-term debt	3,252	(7,373)
Proceeds from stock options exercised	30,241	13,873
Excess tax benefits from stock-based compensation	18,185	6,095
Purchase of treasury stock	(61,757)	(50,671)
Cash dividends paid	(47,017)	(38,334)
Net cash used in financing activities	(55,445)	(73,430)
Exchange rate effect on cash and cash equivalents	(8,161)	4,232
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,264	21,242
Cash and cash equivalents at beginning of year	335,491	313,454
Cash and cash equivalents at end of period	$338,755	$334,696

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BACKGROUND AND BASIS OF PRESENTATION

W.W. Grainger, Inc. is a broad-line distributor of maintenance, repair and operating supplies (MRO), and other related products and services used by businesses and institutions.  W.W. Grainger, Inc.’s operations are primarily in the United States and Canada, with an expanding presence in Europe, Asia and Latin America.  In this report, the words “Company” or “Grainger” mean W.W. Grainger, Inc. and its subsidiaries.

The Condensed Consolidated Financial Statements of the Company and the related notes are unaudited and should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

The Condensed Consolidated Balance Sheet as of December 31, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information reflects all adjustments (primarily consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the statements contained herein.

2.	DIVIDEND

On April 25, 2012, the Company’s Board of Directors declared a quarterly dividend of 80 cents per share, payable June 1, 2012, to shareholders of record on May 14, 2012.  This represents a 21% increase from prior quarterly rate of 66 cents per share.

3.	DERIVATIVE INSTRUMENTS

The fair value of significant derivative instruments included in Employment-related and other non-current liabilities was as follows (in thousands of dollars):

Derivatives Designated as Hedges	Mar 31, 2012	Dec 31, 2011
Interest rate swap	$2,412	$1,574
Foreign currency forwards	$6,328	$4,781
The fair values of the these instruments are determined by using quoted market forward rates (level 2 inputs) and reflect the present value of the amount that the Company would pay for contracts involving the same notional amounts and maturity dates.

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

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components (in thousands of dollars):

	Three Months Ended March 31,
	2012	2011
Service cost	$5,014	$3,941
Interest cost	3,202	3,338
Expected return on assets	(1,553)	(1,448)
Amortization of transition asset	(35)	(35)
Amortization of unrecognized losses	1,207	817
Amortization of prior service credits	(124)	(124)
Net periodic benefit costs	$7,711	$6,489

The Company has established a Group Benefit Trust to fund the plan and process benefit payments.  The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended.  There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC.  During the three months ended March 31, 2012, the Company contributed $0.7 million to the trust.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	SEGMENT INFORMATION

The Company has two reportable segments:  the United States and Canada.  The United States operating segment reflects the results of the Company's U.S. business.  The Canada operating segment reflects the results for Acklands – Grainger Inc., the Company’s Canadian business.  Other businesses include operations in Asia, Europe and Latin America.  Operating segments generate revenue almost exclusively through the distribution of maintenance, repair and operating supplies as service revenues account for less than 1% of total revenues for each operating segment.  Following is a summary of segment results (in thousands of dollars):

	Three Months Ended March 31, 2012
	United States	Canada	Other Businesses	Total
Total net sales	$1,700,709	$272,883	$238,956	$2,212,548
Intersegment net sales	(18,924)	(35)	(144)	(19,103)
Net sales to external customers	$1,681,785	$272,848	$238,812	$2,193,445
Segment operating earnings	$298,964	$29,700	$10,715	$339,379

	Three Months Ended March 31, 2011
	United States	Canada	Other Businesses	Total
Total net sales	$1,537,686	$242,373	$116,869	$1,896,928
Intersegment net sales	(13,133)	(55)	(128)	(13,316)
Net sales to external customers	$1,524,553	$242,318	$116,741	$1,883,612
Segment operating earnings	$256,416	$23,938	$6,408	$286,762

	United States	Canada	Other Businesses	Total
Segment assets:
March 31, 2012	$1,861,957	$370,323	$353,287	$2,585,567
December 31, 2011	$1,845,703	$335,900	$331,896	$2,513,499

Following are reconciliations of segment information with the consolidated totals per the financial statements (in thousands of dollars):

	Three Months Ended March 31,
	2012	2011
Operating earnings:
Total operating earnings for operating segments	$339,379	$286,762
Unallocated expenses and eliminations	(35,018)	(24,148)
Total consolidated operating earnings	$304,361	$262,614

	Mar 31, 2012	Dec 31, 2011
Assets:
Total assets for operating segments	$2,585,567	$2,513,499
Other current and non-current assets	1,763,381	1,749,029
Unallocated assets	402,262	453,534
Total consolidated assets	$4,751,210	$4,716,062

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Unallocated expenses and unallocated assets primarily relate to the Company headquarters' support services, which are not part of any business segment, as well as intercompany eliminations. Unallocated expenses include payroll and benefits, depreciation and other costs associated with headquarters-related support services. Unallocated expenses increased $10.9 million for the three months of 2012 compared to the three months of 2011, primarily due to higher stock-based compensation and other corporate support services spending.

Assets for reportable segments include net accounts receivable and first-in, first-out inventory which are provided to the Company's Chief Operating Decision Maker. Unallocated assets include non-operating cash and cash equivalents, certain prepaid expenses and property, buildings and equipment-net.

6.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):

	Three Months Ended
	March 31,
	2012	2011
Net earnings attributable to W.W. Grainger, Inc. as reported	$187,516	$157,933
Distributed earnings available to participating securities	(710)	(810)
Undistributed earnings available to participating securities	(2,641)	(2,670)
Numerator for basic earnings per share – Undistributed and distributed earnings available to common shareholders	184,165	154,453
Undistributed earnings allocated to participating securities	2,641	2,670
Undistributed earnings reallocated to participating securities	(2,586)	(2,615)
Numerator for diluted earnings per share – Undistributed and distributed earnings available to common shareholders	$184,220	$154,508
Denominator for basic earnings per share – weighted average shares	70,132,777	69,403,432
Effect of dilutive securities	1,522,982	1,503,300
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	71,655,759	70,906,732
Earnings per share two-class method
Basic	$2.63	$2.23
Diluted	$2.57	$2.18

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	CONTINGENCIES AND LEGAL MATTERS

As previously reported, in December 2007, the Company received a letter from the Commercial Litigation Branch of the Civil Division of the Department of Justice (the DOJ) regarding the Company's contract with the General Services Administration (the GSA ).  The letter suggested that the Company had not complied with its disclosure obligations and the contract's pricing provisions, and had potentially overcharged government customers under the contract.
Discussions with the DOJ relating to the Company's compliance with its disclosure obligations and the contract's pricing provisions are ongoing. The timing and outcome of these discussions are uncertain and could include settlement or civil litigation by the DOJ to recover, among other amounts, treble damages and penalties under the False Claims Act.  Due to the uncertainties surrounding this matter, an estimate of possible loss cannot be determined.  While this matter is not expected to have a material adverse effect on the Company's financial position, an unfavorable resolution could result in significant payments by the Company.  The Company continues to believe that it has complied with the GSA contract in all material respects.
As previously reported, the Company received a subpoena dated August 29, 2008, from the United States Postal Service (USPS) Office of Inspector General seeking information about the Company's pricing compliance under the Company's contract with the USPS to provide Maintenance, Repair and Operating supplies (the MRO Contract).  The Company has provided responsive information to the USPS and to the DOJ.
As previously reported, the Company received a subpoena dated June 30, 2009, from the USPS Office of Inspector General seeking information about the Company's pricing practices and compliance under the Company's contract with the USPS covering the sale of certain janitorial and custodial items (the Custodial Contract).  The Company has provided responsive information to the USPS and to the DOJ.
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
As previously reported, the Company is conducting an inquiry into alleged falsification of expense reimbursement forms submitted by employees in certain sales offices of Grainger China LLC, a subsidiary of the Company. In the course of the investigation the Company learned that sales employees may have provided prepaid gift cards to certain customers. The extent and value of the gift cards are subject to further inquiry. The Company's investigation includes determining whether there were any violations of laws, including the U.S. Foreign Corrupt Practices Act. On January 24, 2012, the Company contacted the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC) to voluntarily disclose that the Company was conducting an internal investigation, and agreed to fully cooperate and update the DOJ and SEC periodically on further developments. The Company has retained outside counsel to assist in its investigation of this matter. Because the investigation is ongoing, the Company cannot predict at this time whether any regulatory action may be taken or any other potential consequences may result from this matter.

8.	SUBSEQUENT EVENTS
On April 2, 2012, the Company acquired 100 percent of the shares of AnFreixo S.A. With 2011 sales of approximately $37 million, AnFreixo, a former subsidiary of the Votorantim Group, is a leading broad-line distributor of MRO supplies in Brazil.

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

Business Environment
Several economic factors and industry trends tend to shape Grainger’s business environment.  The overall economy and leading economic indicators provide insight into anticipated Company performance for the near term and help in forming the development of projections for the rest of the year.  Historically, Grainger’s sales trends have tended to correlate with industrial production and non-farm payrolls.  According to the Federal Reserve, overall industrial production increased 3.8% from March 2011 to March 2012.  This improvement has positively affected Grainger’s sales growth for the three months of 2012.

In April 2012, Consensus Forecasts-USA projected 2012 Industrial Production growth of 4.0% and GDP growth of 2.3% for the United States.  In addition, Consensus Forecasts-USA projected 2012 GDP growth of 2.1% for Canada.

The light and heavy manufacturing customer end-markets have historically correlated with manufacturing employment levels and manufacturing output.  According to the United States Department of Labor, manufacturing output increased 0.7% from March 2011 to March 2012 while manufacturing employment levels increased 2.0%.  Grainger’s heavy and light manufacturing customer end-markets outperformed these indicators as sales to these customer end-markets increased in the low teens and low high single digits, respectively, for the first quarter of 2012.

Outlook
On April 17, 2012, Grainger raised the 2012 sales growth guidance from a range of 10 to 14 percent to a range of 12 to 14 percent and also raised earnings per share guidance from a range of $9.90 to $10.65 to a range of $10.40 to $10.80 as a result of proven growth drivers and the opportunity in the MRO market.

Grainger's strong performance in the 2012 first quarter is a reflection of investments in growth initiatives such as product line expansion, an increase in the sales force, enhanced eCommerce capabilities, growth in inventory management services and investment in the existing international operations.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability
Grainger acquired the Fabory Group in 2011, which was immaterial to the consolidated results. Grainger’s operating results have included the results of each business acquired since the respective acquisition dates.

Results of Operations – Three Months Ended March 31, 2012
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Three Months Ended March 31,
	As a Percent of Net Sales		Percent Increase
	2012	2011
Net sales	100.0%	100.0%	16.4%
Cost of merchandise sold	55.6	56.0	15.7
Gross profit	44.4	44.0	17.4
Operating expenses	30.5	30.1	18.2
Operating earnings	13.9	13.9	15.9
Other income (expense)	(0.1)	(0.1)	27.5
Income taxes	5.2	5.4	10.8
Noncontrolling interest	0.1	0.0	68.2
Net earnings attributable to W.W. Grainger, Inc.	8.5%	8.4%	18.7%

Grainger’s net sales of $2,193.4 million for the first quarter of 2012 increased 16% compared with sales of $1,883.6 million for the comparable 2011 quarter. For the quarter, approximately 10 percentage points of the sales growth came from an increase in volume. Approximately 5 percentage points came from business acquisitions and 3 percentage points from price, partially offset by a 1 percentage point decrease from lower sales of seasonal products due to unusually warm weather and a 1 percentage point decrease from foreign exchange. Sales to all customer end-markets increased in the first quarter of 2012. The increase in net sales was led by growth in sales to heavy manufacturing customers, followed by natural resources, diversified commercial services and contractor customers. Refer to the Segment Analysis below for further details.

Gross profit of $974.3 million for the first quarter of 2012 increased 17%. The gross profit margin during the first quarter of 2012 increased 0.4 percentage point when compared to the same period in 2011, primarily driven by price increases exceeding product cost increases, partially offset by higher freight costs.

Operating expenses of $670.0 million for the first quarter of 2012 increased 18%, primarily driven by expenses from Fabory, incremental spending to fund the Company's growth programs, volume-related costs and corporate support services spending.

Operating earnings for the first quarter of 2012 were $304.4 million, an increase of 16% compared to the first quarter of 2011. The increase in operating earnings was primarily due to higher sales and gross profit margins, partially offset by operating expenses, which grew at a faster rate than sales.

Net earnings attributed to W.W. Grainger, Inc. for the first quarter of 2012 increased by 19%, to $187.5 million from $157.9 million in the first quarter of 2011. Diluted earnings per share of $2.57 in the first quarter of 2012 were 18% higher than the $2.18 for the first quarter of 2011 due to increased net earnings. Net earnings and earnings per share for the 2012 first quarter also benefitted from a lower tax rate than in the 2011 first quarter.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Segment Analysis
Grainger’s two reportable segments are the United States and Canada. The United States segment reflects the results of Grainger’s U.S. operating segment. The Canada segment reflects the results for Acklands – Grainger Inc., Grainger’s Canadian operating segment. Other Businesses include operations in Asia, Europe and Latin America.

The following comments at the segment and business unit level include external and intersegment net sales and operating earnings. See Note 5 to the Condensed Consolidated Financial Statements.

United States
Net sales were $1,700.7 million for the first quarter of 2012, an increase of $163.0 million, or 11%, when compared with net sales of $1,537.7 million for the same period in 2011. For the quarter, approximately 9 percentage points of the sales growth came from an increase in volume and approximately 3 percentage points was due to price, partially offset by a 1 percentage point decrease from lower sales of seasonal products. Sales to all customer end-markets increased in the first quarter of 2012. The growth in net sales was led by a strong increase in heavy manufacturing and natural resources customers.

The gross profit margin increased 0.1 percentage point in the first quarter of 2012 over the comparable quarter of 2011, primarily driven by price increases exceeding product cost inflation, partially offset by higher freight costs and unfavorable mix as lower sales of seasonal products slowed the sales growth of private label products.

Operating expenses were up 8% in the first quarter of 2012 versus the first quarter of 2011, driven by volume-related costs and spending on growth initiatives such as sales force expansion, eCommerce and advertising.

Operating earnings of $299 million for the first quarter of 2012 increased 17% from $256.4 million for the first quarter of 2011. The increase in operating earnings for the quarter was primarily due to higher sales.

Canada
Net sales were $272.9 million for the first quarter of 2012, an increase of $30.5 million, or 13%, when compared with $242.4 million for the same period in 2011. Net sales were up 14% in local currency for the quarter driven by 13 percentage points from volume and 1 percentage point from price. The increase in net sales was led by growth in construction, agriculture and mining and transportation customers, partially offset by lower sales to the government customer end-market.

The gross profit margin increased 0.6 percentage point in the first quarter of 2012 versus the first quarter of 2011, primarily driven by price increases exceeding product cost increases and lower inventory write-downs.

Operating expenses were up 11% in the first quarter of 2012 versus the first quarter of 2011. In local currency, operating expenses increased 13%, primarily due to higher volume-related payroll and increased travel costs and technology spending, partly offset by lower professional services.

Operating earnings of $29.7 million for the first quarter of 2012 were up $5.8 million, or 24%, over the first quarter of 2011. In local currency, operating earnings increased 26% in the first quarter of 2012 over the same period in 2011. The increase in earnings was due to higher sales, an improved gross profit margin and positive expense leverage.

Other Businesses
Net sales for other businesses, which include operations in Asia, Europe and Latin America, increased 104% for the first quarter of 2012 when compared to the same period in 2011. The sales increase was due primarily to the Fabory Group, acquired on August 31, 2011, and strong growth from Japan and Mexico. Excluding Fabory, sales for the other businesses increased 33%. Operating earnings were $10.7 million in the first quarter of 2012, compared to $6.4 million in the first quarter of 2011. The increase was primarily driven by strong earnings growth in Japan and Mexico. Operating earnings from the Fabory Group also contributed $1.1 million to the growth for other businesses in the quarter.

Other Income and Expense
Other income and expense was a net expense of $1.8 million in the first quarter of 2012, an increase of $0.3 million compared to $1.5 million of expense in the first quarter of 2011, primarily attributable to interest expense on the euro denominated bank term loan used to finance part of the Fabory Group acquisition.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Income Taxes
Grainger’s effective income tax rates were 37.4% and 39.1% for the first quarter of 2012 and 2011, respectively. The lower tax rate resulted primarily from higher earnings in foreign jurisdictions with lower tax rates and a lower blended state tax rate.

Financial Condition

Cash Flow
Cash from operating activities continues to serve as Grainger’s primary source of liquidity. Net cash provided by operating activities was $106.2 million and $118.4 million for the three months ended March 31, 2012 and 2011, respectively. The primary contribution to cash flows from operating activities was net earnings in the three months ended March 31, 2012 of $189.5 million compared to $159.1 million in 2011. Offsetting these amounts were changes in operating assets and liabilities, which resulted in a net use of cash of $130.4 million in the three months of 2012 compared to $79.0 million in the three months of 2011. The net use of cash in 2012 was primarily attributable to higher accounts receivable, lower accounts payable and lower other current liabilities due to the timing of annual cash payments for bonuses and profit sharing.

Net cash used in investing activities was $39.4 million and $28.0 million for the three months ended March 31, 2012 and 2011, respectively. Cash expended for additions to property, buildings, equipment and capitalized software was $40.6 million in the three months ended March 31, 2012.

Net cash used in financing activities was $55.4 million and $73.4 million for the three months ended March 31, 2012 and 2011, respectively. The $18.0 million reduction in cash used in financing activities for the three months ended March 31, 2012 was due primarily to higher proceeds and excess tax benefits from stock compensation. Cash paid for treasury stock purchases was $61.8 million for the three months ended March 31, 2012 versus $50.7 million for the three months ended March 31, 2011.

Working Capital
Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt and current maturities of long-term debt).

Working capital at March 31, 2012, was $1,666.8 million, an increase of $228.5 million when compared to $1,438.4 million at December 31, 2011. The working capital assets to working capital liabilities ratio increased to 2.9 at March 31, 2012 from 2.4 at December 31, 2011. The increase primarily related to lower compensation and benefits and profit sharing accruals due to the timing of annual payments.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit. Total debt as a percent of total capitalization was 15.4% at March 31, 2012 and 15.9% at December 31, 2011.

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

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimates are made and when there are different estimates that management reasonably could have made, which would have a material impact on the presentation of Grainger’s financial condition, changes in financial condition or results of operations. For a description of Grainger’s critical accounting policies see Grainger's Annual Report on Form 10-K for the year ended December 31, 2011.

Forward-Looking Statements
This Form 10-Q contains statements that are not historical in nature but concern future results and business plans, strategies and objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws. Grainger has generally identified such forward-looking statements by using words such as “anticipated, believes, continued, continues, continues to believe it complies, could, earnings per share guidance, estimate, estimated, expected, forecasted, growth initiatives, guidance, had potentially, intended, intends, help in forming, historically correlated, may, not expected to have a material adverse effect, possible, projected, projections, provide insight, range, reasonably likely, sales growth guidance, should, slight price erosion, tended, tended to correlate, tend to shape, timing and outcome are uncertain, trends, unanticipated, uncertainties, and will" or similar expressions.

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

For quantitative and qualitative disclosures about market risk, see “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in Grainger's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Changes in Internal Control Over Financial Reporting
There were no changes in Grainger’s internal control over financial reporting that occurred during the first quarter that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

PART II – OTHER INFORMATION

Items 1A, 3, 4 and 5 not applicable.

Item 1.	Legal Proceedings

Information on specific and significant legal proceedings is set forth in Note 7 to the Condensed Consolidated Financial Statements included under Item 1.

W.W. Grainger, Inc. and Subsidiaries

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – First Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Jan 1 – Jan 31	—	—	—	7,061,779	shares
Feb 1 – Feb 29	—	—	—	7,061,779	shares
Mar 1 – Mar 31	290,951	$211.50	290,951	6,770,828	shares
Total	290,951	$211.50	290,951

(A)	There were no shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

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

W.W. Grainger, Inc.
(Registrant)
Date:	April 26, 2012	By:	/s/ R. L. Jadin
R. L. Jadin, Senior Vice President and Chief Financial Officer
Date:	April 26, 2012	By:	/s/ G. S. Irving
G. S. Irving, Vice President and Controller