Form 10-Q
period 2012-06-30
GRAINGER W W INC
filed 2012-07-26
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
OR

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
Yes [  ]  No [X]

There were 69,693,286 shares of the Company’s Common Stock outstanding as of June 30, 2012.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$2,249,275	$2,003,022	$4,442,720	$3,886,634
Cost of merchandise sold	1,270,932	1,140,628	2,490,045	2,194,626
Gross profit	978,343	862,394	1,952,675	1,692,008
Warehousing, marketing and administrative expenses	664,343	597,112	1,334,314	1,164,112
Operating earnings	314,000	265,282	618,361	527,896
Other income and (expense):
Interest income	602	527	1,197	1,007
Interest expense	(2,910)	(1,980)	(5,967)	(3,858)
Other non-operating income	156	415	868	662
Other non-operating expense	(1,119)	(418)	(1,217)	(717)
Total other expense	(3,271)	(1,456)	(5,119)	(2,906)
Earnings before income taxes	310,729	263,826	613,242	524,990
Income taxes	117,628	92,257	230,683	194,333
Net earnings	193,101	171,569	382,559	330,657
Less: Net earnings attributable to noncontrolling interest	2,397	1,684	4,339	2,839
Net earnings attributable to W.W. Grainger, Inc.	$190,704	$169,885	$378,220	$327,818
Earnings per share:
Basic	$2.68	$2.39	$5.30	$4.62
Diluted	$2.63	$2.34	$5.20	$4.52
Weighted average number of shares outstanding:
Basic	69,937,085	69,608,563	70,034,142	69,507,657
Diluted	71,307,640	71,122,909	71,480,677	71,016,638
Cash dividends paid per share	$0.80	$0.66	$1.46	$1.20

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net earnings	$193,101	$171,569	$382,559	$330,657
Other comprehensive earnings (losses):
Foreign currency translation adjustments, net of tax benefit (expense) of $1,146, $(412), $(166) and $(2,209), respectively	(20,714)	12,236	(3,884)	27,226
Derivative instruments, net of tax (expense) benefit of $(816), $492, $(216) and $1,895, respectively	386	(776)	(1,334)	(2,989)
Comprehensive earnings, net of tax	172,773	183,029	377,341	354,894
Comprehensive earnings attributable to noncontrolling interest	8,307	4,472	5,201	4,213
Comprehensive earnings attributable to W.W. Grainger, Inc.	$164,466	$178,557	$372,140	$350,681

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
ASSETS	June 30, 2012	Dec 31, 2011
CURRENT ASSETS
Cash and cash equivalents	$249,746	$335,491
Accounts receivable (less allowances for doubtful
accounts of $18,814 and $18,801, respectively)	1,015,159	888,697
Inventories – net	1,265,830	1,268,647
Prepaid expenses and other assets	98,042	100,081
Deferred income taxes	48,392	47,410
Prepaid income taxes	21,562	54,574
Total current assets	2,698,731	2,694,900
PROPERTY, BUILDINGS AND EQUIPMENT	2,632,527	2,565,322
Less: Accumulated depreciation and amortization	1,555,009	1,505,027
Property, buildings and equipment – net	1,077,518	1,060,295
DEFERRED INCOME TAXES	109,619	100,830
GOODWILL	523,391	509,183
OTHER ASSETS AND INTANGIBLES – NET	352,049	350,854
TOTAL ASSETS	$4,761,308	$4,716,062

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	June 30, 2012	Dec 31, 2011
CURRENT LIABILITIES
Short-term debt	$72,486	$119,970
Current maturities of long-term debt	2,556	221,539
Trade accounts payable	473,036	477,648
Accrued compensation and benefits	154,275	207,010
Accrued contributions to employees’ profit sharing plans	86,206	159,950
Accrued expenses	162,874	178,652
Income taxes payable	11,479	23,156
Total current liabilities	962,912	1,387,925
LONG-TERM DEBT (less current maturities)	473,502	175,055
DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	103,029	100,218
EMPLOYMENT-RELATED AND OTHER NON-CURRENT LIABILITIES	327,713	328,585
SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	54,830	54,830
Additional contributed capital	768,961	700,826
Retained earnings	5,080,295	4,806,110
Accumulated other comprehensive losses	(34,818)	(28,738)
Treasury stock, at cost – 39,695,933 and 39,696,367 shares, respectively	(3,074,581)	(2,904,243)
Total W.W. Grainger, Inc. shareholders’ equity	2,794,687	2,628,785
Noncontrolling interest	99,465	95,494
Total shareholders' equity	2,894,152	2,724,279
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,761,308	$4,716,062

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$382,559	$330,657
Provision for losses on accounts receivable	4,428	3,030
Deferred income taxes and tax uncertainties	(3,874)	(9,979)
Depreciation and amortization	73,442	66,044
Stock-based compensation	30,573	29,413
Change in operating assets and liabilities – net of business acquisitions:
Accounts receivable	(128,648)	(107,281)
Inventories	4,918	2,493
Prepaid expenses and other assets	39,907	683
Trade accounts payable	(6,751)	49,476
Other current liabilities	(145,965)	(79,208)
Current income taxes payable	(11,407)	7,280
Employment-related and other non-current liabilities	1,886	18,219
Other – net	(2,848)	(1,358)
Net cash provided by operating activities	238,220	309,469
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment	(96,378)	(84,843)
Proceeds from sale of property, buildings and equipment	3,950	5,043
Net cash paid for business acquisitions	(24,336)	(591)
Other – net	63	579
Net cash used in investing activities	(116,701)	(79,812)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	72,903	140,505
Payments against lines of credit	(68,893)	(134,786)
Proceeds from issuance of long-term debt	300,000	—
Payments of long-term debt and commercial paper	(270,583)	(14,499)
Proceeds from stock options exercised	39,060	37,926
Excess tax benefits from stock-based compensation	35,502	21,954
Purchase of treasury stock	(210,981)	(50,769)
Cash dividends paid	(105,361)	(85,783)
Net cash used in financing activities	(208,353)	(85,452)
Exchange rate effect on cash and cash equivalents	1,089	8,046
NET CHANGE IN CASH AND CASH EQUIVALENTS	(85,745)	152,251
Cash and cash equivalents at beginning of year	335,491	313,454
Cash and cash equivalents at end of period	$249,746	$465,705

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

On July 25, 2012, the Company’s Board of Directors declared a quarterly dividend of 80 cents per share, payable September 1, 2012, to shareholders of record on August 13, 2012.

3.    LONG-TERM DEBT

Long-term debt consisted of the following (in thousands of dollars):

	June 30, 2012	Dec 31, 2011
Bank term loan	$300,000	219,932
Euro denominated bank term loan	151,897	155,340
Other	24,161	21,322
Less current maturities	(2,556)	(221,539)
	$473,502	$175,055

In May 2012, the Company entered into a $300 million, unsecured bank term loan, which matures in November 2016. The proceeds were used to refinance existing debt and for general corporate purposes. The Company may prepay the loan in whole or in part at its option.
At the election of the Company, the term loan shall bear interest at the Base Rate plus the Applicable Margin or the LIBOR Rate plus the Applicable Margin as defined within the contract. At June 30, 2012, the Company has elected a one month LIBOR Interest Period. The weighted average interest rate during the period outstanding was 1.24%.
The scheduled loan principal payments are due as follows:

Date	Payment Amount
2013	$7.5	million
2014	$18.7	million
2015	$26.3	million
2016	$247.5	million

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	DERIVATIVE INSTRUMENTS

The fair value of significant derivative instruments included in Employment-related and other non-current liabilities was as follows (in thousands of dollars):

Derivatives Designated as Hedges	June 30, 2012	Dec 31, 2011
Interest rate swap	$3,176	$1,574
Foreign currency forwards	$4,219	$4,781
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

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$5,015	$3,940	$10,029	$7,881
Interest cost	3,203	3,338	6,405	6,676
Expected return on assets	(1,553)	(1,447)	(3,106)	(2,895)
Amortization of transition asset	(36)	(36)	(71)	(71)
Amortization of unrecognized losses	1,207	818	2,414	1,635
Amortization of prior service credits	(124)	(124)	(248)	(248)
Net periodic benefit costs	$7,712	$6,489	$15,423	$12,978

The Company has established a Group Benefit Trust to fund the plan and process benefit payments.  The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended.  There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC.  During the three and six months ended June 30, 2012, the Company contributed $1.4 million and $2.1 million, respectively, to the trust.

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

	Three Months Ended June 30, 2012
	United States	Canada	Other Businesses	Total
Total net sales	$1,742,101	$279,617	$249,131	$2,270,849
Intersegment net sales	(21,205)	(172)	(197)	(21,574)
Net sales to external customers	$1,720,896	$279,445	$248,934	$2,249,275
Segment operating earnings	$310,683	$33,555	$11,244	$355,482

	Three Months Ended June 30, 2011
	United States	Canada	Other Businesses	Total
Total net sales	$1,625,776	$256,912	$135,648	$2,018,336
Intersegment net sales	(15,110)	(26)	(178)	(15,314)
Net sales to external customers	$1,610,666	$256,886	$135,470	$2,003,022
Segment operating earnings	$270,592	$29,240	$8,617	$308,449

	Six Months Ended June 30, 2012
	United States	Canada	Other Businesses	Total
Total net sales	$3,442,810	$552,500	$488,087	$4,483,397
Intersegment net sales	(40,130)	(206)	(341)	(40,677)
Net sales to external customers	$3,402,680	$552,294	$487,746	$4,442,720
Segment operating earnings	$609,647	$63,255	$21,959	$694,861

	Six Months Ended June 30, 2011
	United States	Canada	Other Businesses	Total
Total net sales	$3,163,462	$499,285	$252,517	$3,915,264
Intersegment net sales	(28,243)	(81)	(306)	(28,630)
Net sales to external customers	$3,135,219	$499,204	$252,211	$3,886,634
Segment operating earnings	$527,008	$53,178	$15,025	$595,211

	United States	Canada	Other Businesses	Total
Segment assets:
June 30, 2012	$1,918,926	$371,937	$361,642	$2,652,505
December 31, 2011	$1,845,703	$335,900	$331,896	$2,513,499

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Following are reconciliations of segment information with the consolidated totals per the financial statements (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating earnings:
Total operating earnings for operating segments	$355,482	$308,449	$694,861	$595,211
Unallocated expenses and eliminations	(41,482)	(43,167)	(76,500)	(67,315)
Total consolidated operating earnings	$314,000	$265,282	$618,361	$527,896

	June 30, 2012	Dec 31, 2011
Assets:
Total assets for operating segments	$2,652,505	$2,513,499
Other current and non-current assets	1,807,487	1,749,029
Unallocated assets	301,316	453,534
Total consolidated assets	$4,761,308	$4,716,062

Unallocated expenses and unallocated assets primarily relate to the Company headquarters' support services, which are not part of any business segment, as well as intercompany eliminations. Unallocated expenses include payroll and benefits, depreciation and other costs associated with headquarters-related support services. Unallocated expenses increased $9.2 million for the six months of 2012 compared to the six months of 2011, primarily due to higher stock-based compensation and other corporate support services spending. Unallocated assets decreased $152.2 million primarily related to a decrease in cash and cash equivalents.

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

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net earnings attributable to W.W. Grainger, Inc. as reported	$190,704	$169,885	$378,220	$327,818
Distributed earnings available to participating securities	(996)	(831)	(1,706)	(1,641)
Undistributed earnings available to participating securities	(2,503)	(2,447)	(5,143)	(5,118)
Numerator for basic earnings per share – Undistributed and distributed earnings available to common shareholders	187,205	166,607	371,371	321,059
Undistributed earnings allocated to participating securities	2,503	2,447	5,143	5,118
Undistributed earnings reallocated to participating securities	(2,455)	(2,397)	(5,041)	(5,012)
Numerator for diluted earnings per share – Undistributed and distributed earnings available to common shareholders	$187,253	$166,657	$371,473	$321,165
Denominator for basic earnings per share – weighted average shares	69,937,085	69,608,563	70,034,142	69,507,657
Effect of dilutive securities	1,370,555	1,514,346	1,446,535	1,508,981
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	71,307,640	71,122,909	71,480,677	71,016,638
Earnings per share two-class method
Basic	$2.68	$2.39	$5.30	$4.62
Diluted	$2.63	$2.34	$5.20	$4.52

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.	CONTINGENCIES AND LEGAL MATTERS

As previously reported, in December 2007, the Company received a letter from the Commercial Litigation Branch of the Civil Division of the Department of Justice (DOJ) regarding the Company's contract with the General Services Administration (GSA).  The letter suggested that the Company had not complied with its disclosure obligations and the contract's pricing provisions, and had potentially overcharged government customers under the contract.

Discussions with the DOJ relating to the Company's compliance with its disclosure obligations and the contract's pricing provisions are ongoing. The timing and outcome of these discussions are uncertain and could include settlement or civil litigation by the DOJ to recover, among other amounts, treble damages and penalties under the False Claims Act.  Representatives of the Company and the DOJ are scheduled to engage in non-binding mediation in the 2012 third quarter to explore the potential for reaching a negotiated settlement of this matter. Due to the uncertainties surrounding this matter, an estimate of possible loss cannot be determined.  While this matter is not expected to have a material adverse effect on the Company's financial position, an unfavorable resolution could result in significant payments by the Company.  The Company continues to believe that it has complied with the GSA contract in all material respects.

As previously reported, the Company received a subpoena dated August 29, 2008, from the United States Postal Service (USPS) Office of Inspector General seeking information about the Company's pricing compliance under the Company's contract with the USPS to provide Maintenance, Repair and Operating supplies (MRO Contract).  The Company has provided responsive information to the USPS and to the DOJ.

As previously reported, the Company received a subpoena dated June 30, 2009, from the USPS Office of Inspector General seeking information about the Company's pricing practices and compliance under the Company's contract with the USPS covering the sale of certain janitorial and custodial items (Custodial Contract).  The Company has provided responsive information to the USPS and to the DOJ.

Discussions with the USPS and DOJ relating to the Company's pricing practices and compliance with the pricing provisions of the MRO Contract and the Custodial Contract are ongoing. The timing and outcome of these discussions are uncertain and could include settlement or civil litigation by the USPS and DOJ to recover, among other amounts, treble damages and penalties under the False Claims Act. Representatives of the Company and the DOJ are scheduled to engage in non-binding mediation in the 2012 third quarter to explore the potential for reaching a negotiated settlement of these matters. Due to the uncertainties surrounding these matters, an estimate of possible loss cannot be determined.  While these matters are not expected to have a material adverse effect on the Company's financial position, an unfavorable resolution could result in significant payments by the Company. The Company continues to believe that it has complied with each of the MRO Contract and the Custodial Contract in all material respects.

As previously reported, the Company has been conducting an inquiry into alleged falsification of expense reimbursement forms submitted by employees in certain sales offices of Grainger China LLC, a subsidiary of the Company. In the course of the investigation the Company learned that sales employees may have provided prepaid gift cards to certain customers. The Company's investigation included determining whether there were any violations of laws, including the U.S. Foreign Corrupt Practices Act. The Company retained outside counsel to assist in its investigation of this matter. On January 24, 2012, the Company contacted the U.S. Department of Justice and the Securities and Exchange Commission (SEC) to voluntarily disclose that the Company was conducting an internal investigation, and agreed to fully cooperate and update the DOJ and SEC periodically on further developments. The results of the investigation, which have been submitted to the DOJ and the SEC, did not substantiate initial information suggesting significant use of gift cards for improper purposes. The Company cannot predict at this time whether any regulatory action may be taken or any other potential consequences may result from this matter.

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

Business Environment
Several economic factors and industry trends tend to shape Grainger’s business environment.  The overall economy and leading economic indicators provide insight into anticipated Company performance for the near term and help in forming the development of projections.  Historically, Grainger’s sales trends have tended to correlate with industrial production and non-farm payrolls.  According to the Federal Reserve, overall industrial production increased 4.7% from June 2011 to June 2012.  This improvement has positively affected Grainger’s sales growth for the six months of 2012.

In July 2012, Consensus Forecasts-USA projected 2012 Industrial Production growth of 4.2% and GDP growth of 2.1% for the United States.  In addition, Consensus Forecasts-USA projected 2012 GDP growth of 2.1% for Canada.

The light and heavy manufacturing customer end-markets have historically correlated with manufacturing employment levels and manufacturing output.  According to the United States Department of Labor, manufacturing output increased 1.1% from June 2011 to June 2012 while manufacturing employment levels increased 1.9%.  Grainger’s heavy and light manufacturing customer end-markets outperformed these indicators as sales to these customer end-markets increased in the low double digits and high single digits, respectively, for both the second quarter and six months ended June 30, 2012.

Outlook
On July 18, 2012, Grainger reiterated the 2012 sales growth guidance of 12 to 14 percent and raised earnings per share guidance to a range of $10.50 to $10.80 from the previous 2012 guidance of $10.40 to $10.80. Sales in the second half of 2012 are expected to grow in the 10 to 13 percent range. Gross profit margins for the remaining two quarters of the year are expected to remain relatively consistent with the 2012 second quarter gross profit margins.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability
Grainger completed two acquisitions throughout 2011 and 2012, both of which were immaterial individually and in the aggregate. Grainger’s operating results have included the results of each business acquired since the respective acquisition dates.

Results of Operations – Three Months Ended June 30, 2012
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Three Months Ended June 30,
	As a Percent of Net Sales		Percent Increase
	2012	2011
Net sales	100.0%	100.0%	12.3%
Cost of merchandise sold	56.5	56.9	11.4
Gross profit	43.5	43.1	13.4
Operating expenses	29.5	29.9	11.3
Operating earnings	14.0	13.2	18.4
Other income (expense)	(0.2)	(0.1)	124.7
Income taxes	5.2	4.6	27.5
Noncontrolling interest	0.1	0.0	42.3
Net earnings attributable to W.W. Grainger, Inc.	8.5%	8.5%	12.3%

Grainger’s net sales of $2,249.3 million for the second quarter of 2012 increased 12% compared with sales of $2,003.0 million for the comparable 2011 quarter. For the quarter, approximately 6 percentage points of the sales growth came from an increase in volume. Approximately 5 percentage points came from business acquisitions and 3 percentage points from price, partially offset by a 2 percentage point decrease from foreign exchange. Sales to all customer end-markets increased in the second quarter of 2012. The increase in net sales was led by growth in sales to heavy manufacturing customers followed by natural resources, light manufacturing and diversified commercial services customers. Refer to the Segment Analysis below for further details.

Gross profit of $978.3 million for the second quarter of 2012 increased 13%. The gross profit margin during the second quarter of 2012 increased 0.4 percentage point when compared to the same period in 2011, primarily driven by price increases exceeding product cost increases, partially offset by negative customer and product mix.

Operating expenses of $664.3 million for the second quarter of 2012 increased 11%, primarily driven by expenses from the Fabory Group (Fabory) and the Brazilian business (AnFreixo) acquisitions and incremental growth-related spending on new sales representatives, eCommerce and advertising.

Operating earnings for the second quarter of 2012 were $314.0 million, an increase of 18% compared to the second quarter of 2011. The increase in operating earnings was due to higher sales, higher gross profit margins and positive expense leverage.

Net earnings attributed to W.W. Grainger, Inc. for the second quarter of 2012 increased by 12%, to $190.7 million from $169.9 million in the second quarter of 2011. Diluted earnings per share of $2.63 in the second quarter of 2012 were 12% higher than the $2.34 for the second quarter of 2011 due to increased net earnings. The 2011 second quarter included a $0.12 per share benefit from the settlement of tax examinations. Excluding this benefit, earnings per share increased 18 percent versus 2011.

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

United States
Net sales were $1,742.1 million for the second quarter of 2012, an increase of $116.3 million, or 7%, when compared with net sales of $1,625.8 million for the same period in 2011. For the quarter, approximately 4 percentage points of the sales growth came from an increase in volume and approximately 3 percentage points was due to price. Sales to all customer end-markets increased in the second quarter of 2012. The increase in net sales was led by growth in sales to heavy manufacturing customers followed by light manufacturing, natural resources and diversified commercial services customers.

The gross profit margin increased 0.2 percentage point in the second quarter of 2012 over the comparable quarter of 2011, primarily driven by price increases exceeding product cost increases, partially offset by negative customer and product mix.

Operating expenses were up 3% in the second quarter of 2012 versus the second quarter of 2011, primarily driven by incremental growth-related spending on new sales representatives, eCommerce and advertising.

Operating earnings of $310.7 million for the second quarter of 2012 increased 15% from $270.6 million for the second quarter of 2011. The increase in operating earnings for the quarter was due to higher sales, higher gross profit margins and positive expense leverage.

Canada
Net sales were $279.6 million for the second quarter of 2012, an increase of $22.7 million, or 9%, when compared with $256.9 million for the same period in 2011. Net sales were up 14% in local currency for the quarter driven by 12 percentage points from volume and 2 percentage points from price. The increase in net sales was led by growth in commercial services, oil and gas, contractor and utility customer end-markets.

The gross profit margin increased 0.1 percentage point in the second quarter of 2012 versus the second quarter of 2011.

Operating expenses were up 7% in the second quarter of 2012 versus the second quarter of 2011. In local currency, operating expenses increased 11%, primarily due to higher volume-related payroll, partially offset by lower occupancy costs.

Operating earnings of $33.6 million for the second quarter of 2012 were up $4.4 million, or 15%, over the second quarter of 2011. In local currency, operating earnings increased 20% in the second quarter of 2012 over the same period in 2011. The increase in earnings was due to strong sales growth, an improved gross profit margin and positive expense leverage.

Other Businesses
Net sales for other businesses, which include operations in Asia, Europe and Latin America, increased 84% for the second quarter of 2012 when compared to the same period in 2011. The sales increase was due primarily to incremental sales from Fabory, acquired in August 2011, AnFreixo, acquired in April 2012 and strong growth from Japan. Excluding acquisitions, sales for the other businesses increased 21%. Operating earnings were $11.2 million in the second quarter of 2012, compared to $8.6 million in the second quarter of 2011. The increase was primarily driven by strong earnings growth in Japan and Mexico. Operating earnings for Fabory were offset by a comparable loss for the newly-acquired business in Brazil.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Income and Expense
Other income and expense was a net expense of $3.3 million in the second quarter of 2012, an increase of $1.8 million compared to $1.5 million of expense in the second quarter of 2011, primarily attributable to interest expense on the euro denominated bank term loan used to finance part of the Fabory acquisition.

Income Taxes
Grainger’s effective income tax rates were 37.9% and 35.0% for the three months ended June 30, 2012 and 2011, respectively. The 2011 income tax rate adjusted for the 2011 tax benefit was 38.2%. Excluding the 2011 tax benefit, the effective tax rate decreased from 38.2% to 37.9% primarily due to higher earnings in foreign jurisdictions with lower tax rates and a lower blended state tax rate.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability
Grainger completed two acquisitions throughout 2011 and 2012, both of which were immaterial individually and in the aggregate. Grainger’s operating results have included the results of each business acquired since the respective acquisition dates.

Results of Operations – Six Months Ended June 30, 2012
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Six Months Ended June 30, 2012
	As a Percent of Net Sales		Percent Increase
	2012	2011
Net sales	100.0%	100.0%	14.3%
Cost of merchandise sold	56.1	56.5	13.5
Gross profit	43.9	43.5	15.4
Operating expenses	30.0	29.9	14.6
Operating earnings	13.9	13.6	17.1
Other income (expense)	(0.1)	(0.1)	76.2
Income taxes	5.2	5.0	18.7
Noncontrolling interest	0.1	0.1	52.8
Net earnings attributable to W.W. Grainger, Inc.	8.5%	8.4%	15.4%

Grainger’s net sales of $4,442.7 million for the six months of 2012 increased 14% compared with sales of $3,886.6 million for the comparable 2011 period. For the six months, approximately 8 percentage points of the sales growth came from an increase in volume. Approximately 5 percentage points came from business acquisitions and 3 percentage points from price, partially offset by a 1 percentage point decrease from lower sales of seasonal products and a 1 percentage point decrease from foreign exchange. Sales to all customer end-markets increased in the first six month of 2012. The increase in net sales was led by growth in sales to heavy manufacturing customers, followed by natural resources, diversified commercial services and light manufacturing customers. Refer to the Segment Analysis below for further details.

Gross profit of $1,952.7 million for the six months of 2012 increased 15%. The gross profit margin during the six months of 2012 increased 0.4 percentage point when compared to the same period in 2011, primarily driven by price increases exceeding product cost increases, partially offset by negative customer and product mix.

Operating expenses of $1,334.3 million for the six months of 2012 increased 15%, primarily driven by expenses from the Fabory and the AnFreixo acquisitions and incremental growth-related spending on new sales representatives, eCommerce and advertising.

Operating earnings for the six months of 2012 were $618.4 million, an increase of 17% compared to the six months of 2011. The increase in operating earnings was due to higher sales and gross profit margins, partially offset by operating expenses increasing at a slightly faster rate than sales.

Net earnings attributed to W.W. Grainger, Inc. for the six months of 2012 increased by 15%, to $378.2 million from $327.8 million in the six months of 2011. Diluted earnings per share of $5.20 in the six months of 2012 were 15% higher than the $4.52 for the six months of 2011 due to increased net earnings. The first six months of 2011 included a $0.12 per share benefit from the settlement of tax examinations. Excluding this benefit, earnings per share for the first six months of 2012 increased 18 percent versus 2011.

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

United States
Net sales were $3,442.8 million for the six months of 2012, an increase of $279.3 million, or 9%, when compared with net sales of $3,163.5 million for the same period in 2011. For the six months, approximately 6 percentage points of the sales growth came from an increase in volume and approximately 3 percentage points was due to price. Sales to all customer end-markets increased in the first six month of 2012. The increase in net sales was led by growth in sales to heavy manufacturing customers, followed by natural resources, diversified commercial services and light manufacturing customers.

The gross profit margin increased 0.2 percentage point in the six months of 2012 over the comparable period of 2011, primarily driven by price increases exceeding product cost increases, partially offset by negative customer and product mix.

Operating expenses were up 5% in the six months of 2012 versus the six months of 2011, primarily driven by incremental growth-related spending on new sales representatives, eCommerce and advertising.

Operating earnings of $609.6 million for the six months of 2012 increased 16% from $527.0 million for the six months of 2011. The increase in operating earnings for the six months was due to higher sales, higher gross profit margins and positive expense leverage.

Canada
Net sales were $552.5 million for the six months of 2012, an increase of $53.2 million, or 11%, when compared with $499.3 million for the same period in 2011. Net sales were up 14% in local currency for the six months driven by 13 percentage points from volume and 1 percentage point from price. The increase in net sales was led by growth in commercial services, oil and gas, contractor and utility customer end-markets.

The gross profit margin increased 0.3 percentage point in the six months of 2012 versus the six months of 2011, primarily driven by price increases and favorable mix exceeding product cost increases.

Operating expenses were up 9% in the six months of 2012 versus the six months of 2011. In local currency, operating expenses increased 12%, primarily due to higher volume-related payroll and increased sales related travel costs, partially offset by lower professional services and occupancy costs.

Operating earnings of $63.3 million for the six months of 2012 were up $10.1 million, or 19%, over the six months of 2011. In local currency, operating earnings increased 23% in the six months of 2012 over the same period in 2011. The increase in earnings was due to strong sales growth, an improved gross profit margin and positive expense leverage.

Other Businesses
Net sales for other businesses, which include operations in Asia, Europe and Latin America, increased 93% for the six months of 2012 when compared to the same period in 2011. The sales increase was due primarily to incremental sales from Fabory, acquired in August 2011, AnFreixo, acquired in April 2012, and strong growth from Japan and Mexico. Excluding acquisitions, sales for the other businesses increased 26%. Operating earnings were $22.0 million in the six months of 2012, compared to $15.0 million in the six months of 2011. The increase was primarily driven by strong earnings growth in Japan and Mexico.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Income and Expense
Other income and expense was a net expense of $5.1 million in the six months of 2012, an increase of $2.2 million compared to $2.9 million of expense in the six months of 2011, primarily attributable to interest expense on the euro denominated bank term loan used to finance part of the Fabory acquisition.

Income Taxes
Grainger’s effective income tax rates were 37.6% and 37.0% for the six months of 2012 and 2011, respectively. The 2011 effective tax rate benefited from the tax adjustment recorded in the second quarter of 2011.

Financial Condition

Cash Flow
Cash from operating activities continues to serve as Grainger’s primary source of liquidity. Net cash provided by operating activities was $238.2 million and $309.5 million for the six months ended June 30, 2012 and 2011, respectively. The primary contribution to cash flows from operating activities was net earnings in the six months ended June 30, 2012 of $382.6 million compared to $330.7 million in 2011. Offsetting these amounts were changes in operating assets and liabilities, which resulted in a net use of cash of $246.1 million in the six months of 2012 compared to $108.3 million in the six months of 2011. The net use of cash in 2012 was primarily attributable to higher accounts receivable tied to sales growth. In addition, other current liabilities decreased due to higher annual cash payments for bonuses and profit sharing paid in 2012.

Net cash used in investing activities was $116.7 million and $79.8 million for the six months ended June 30, 2012 and 2011, respectively. The increase in net cash used in investing activities was due to the business acquisition in Brazil and higher cash expended for additions to property, buildings, equipment and capitalized software in the six months ended June 30, 2012.

Net cash used in financing activities was $208.4 million and $85.5 million for the six months ended June 30, 2012 and 2011, respectively. The $122.9 million increase in cash used in financing activities for the six months ended June 30, 2012 was due primarily to higher treasury stock purchases and dividend payments for the six months ended June 30, 2012 versus 2011.

Working Capital
Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt and current maturities of long-term debt).

Working capital at June 30, 2012, was $1,672.0 million, an increase of $233.6 million when compared to $1,438.4 million at December 31, 2011. The working capital assets to working capital liabilities ratio increased to 2.9 at June 30, 2012 from 2.4 at December 31, 2011. The increase primarily related to higher accounts receivable and lower compensation and benefits and profit sharing accruals due to the timing of annual payments.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit and commercial paper. Total debt as a percent of total capitalization was 15.9% at June 30, 2012, flat compared to December 31, 2011. In May 2012, the Company entered into a $300 million, unsecured bank term loan. The proceeds were used to refinance existing debt and for general corporate purposes.

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

Forward-Looking Statements
This Form 10-Q contains statements that are not historical in nature but concern future results and business plans, strategies and objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws. Grainger has generally identified such forward-looking statements by using words such as “anticipated, believes, continues, could, earnings per share guidance, estimate, estimated, expected, guidance, had potentially, intended, intends, help in forming, historically correlated, may, not expected to have a material adverse effect, possible, projected, projections, provide insight, range, reasonably likely, sales growth guidance, scheduled, should, tended, tended to correlate, tend to shape, trends, unanticipated, uncertainties, and will" or similar expressions.

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

Information on specific and significant legal proceedings is set forth in Note 8 to the Condensed Consolidated Financial Statements included under Item 1.

W.W. Grainger, Inc. and Subsidiaries

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – Second Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Apr. 1 – Apr. 30	321,591	$207.32	321,591	6,449,237	shares
May 1 – May 31	201,022	$197.90	201,022	6,248,215	shares
June 1 – June 30	235,706	$181.34	235,706	6,012,509	shares
Total	758,319	$196.75	758,319

(A)	There were no shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

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

W.W. Grainger, Inc.
(Registrant)
Date:	July 26, 2012	By:	/s/ R. L. Jadin
R. L. Jadin, Senior Vice President and Chief Financial Officer
Date:	July 26, 2012	By:	/s/ G. S. Irving
G. S. Irving, Vice President and Controller