Form 10-Q
period 2012-09-30
GRAINGER W W INC
filed 2012-11-01
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
OR

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
Yes [  ]  No [X]

There were 69,494,573 shares of the Company’s Common Stock outstanding as of September 30, 2012.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$2,281,205	$2,114,647	$6,723,925	$6,001,281
Cost of merchandise sold	1,287,245	1,201,648	3,777,290	3,396,274
Gross profit	993,960	912,999	2,946,635	2,605,007
Warehousing, marketing and administrative expenses	739,634	609,959	2,073,948	1,774,071
Operating earnings	254,326	303,040	872,687	830,936
Other income and (expense):
Interest income	707	553	1,904	1,560
Interest expense	(4,751)	(2,579)	(10,718)	(6,437)
Other non-operating income	830	231	1,698	893
Other non-operating expense	(392)	(786)	(1,609)	(1,503)
Total other expense	(3,606)	(2,581)	(8,725)	(5,487)
Earnings before income taxes	250,720	300,459	863,962	825,449
Income taxes	92,916	116,412	323,599	310,745
Net earnings	157,804	184,047	540,363	514,704
Less: Net earnings attributable to noncontrolling interest	2,410	1,926	6,749	4,765
Net earnings attributable to W.W. Grainger, Inc.	$155,394	$182,121	$533,614	$509,939
Earnings per share:
Basic	$2.19	$2.56	$7.50	$7.18
Diluted	$2.15	$2.51	$7.35	$7.03
Weighted average number of shares outstanding:
Basic	69,625,081	69,846,233	69,896,864	69,621,649
Diluted	70,960,547	71,280,405	71,306,416	71,105,343
Cash dividends paid per share	$0.80	$0.66	$2.26	$1.86

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net earnings	$157,804	$184,047	$540,363	$514,704
Other comprehensive earnings (losses):
Foreign currency translation adjustments, net of tax (expense) benefit of $(2,029), $5,303, $(2,195) and $3,094, respectively	29,168	(72,558)	25,284	(45,332)
Derivative instruments, net of tax benefit (expense) of $1,889, $(3,936), $1,673 and $(2,041), respectively	(3,607)	6,207	(4,941)	3,218
Comprehensive earnings, net of tax	183,365	117,696	560,706	472,590
Comprehensive earnings attributable to noncontrolling interest	1,421	4,629	6,622	8,842
Comprehensive earnings attributable to W.W. Grainger, Inc.	$181,944	$113,067	$554,084	$463,748

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
ASSETS	Sep 30, 2012	Dec 31, 2011
CURRENT ASSETS
Cash and cash equivalents	$420,803	$335,491
Accounts receivable (less allowances for doubtful
accounts of $18,744 and $18,801, respectively)	1,022,185	888,697
Inventories – net	1,269,683	1,268,647
Prepaid expenses and other assets	96,989	100,081
Deferred income taxes	49,355	47,410
Prepaid income taxes	15,938	54,574
Total current assets	2,874,953	2,694,900
PROPERTY, BUILDINGS AND EQUIPMENT	2,680,876	2,565,322
Less: Accumulated depreciation and amortization	1,587,679	1,505,027
Property, buildings and equipment – net	1,093,197	1,060,295
DEFERRED INCOME TAXES	116,084	100,830
GOODWILL	526,634	509,183
OTHER ASSETS AND INTANGIBLES – NET	372,876	350,854
TOTAL ASSETS	$4,983,744	$4,716,062

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	Sep 30, 2012	Dec 31, 2011
CURRENT LIABILITIES
Short-term debt	$75,998	$119,970
Current maturities of long-term debt	6,392	221,539
Trade accounts payable	439,595	477,648
Accrued compensation and benefits	179,755	207,010
Accrued contributions to employees’ profit sharing plans	127,758	159,950
Accrued expenses	243,412	178,652
Income taxes payable	10,291	23,156
Total current liabilities	1,083,201	1,387,925
LONG-TERM DEBT (less current maturities)	479,699	175,055
DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	109,012	100,218
EMPLOYMENT-RELATED AND OTHER NON-CURRENT LIABILITIES	343,469	328,585
SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	54,830	54,830
Additional contributed capital	786,804	700,826
Retained earnings	5,178,930	4,806,110
Accumulated other comprehensive losses	(8,268)	(28,738)
Treasury stock, at cost – 40,164,646 and 39,696,367 shares, respectively	(3,145,068)	(2,904,243)
Total W.W. Grainger, Inc. shareholders’ equity	2,867,228	2,628,785
Noncontrolling interest	101,135	95,494
Total shareholders' equity	2,968,363	2,724,279
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,983,744	$4,716,062

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$540,363	$514,704
Provision for losses on accounts receivable	6,604	5,019
Deferred income taxes and tax uncertainties	(6,315)	(6,765)
Depreciation and amortization	113,338	103,573
Stock-based compensation	42,815	41,538
Change in operating assets and liabilities – net of business acquisitions:
Accounts receivable	(131,057)	(138,726)
Inventories	12,116	(55,527)
Prepaid expenses and other assets	46,648	23,103
Trade accounts payable	(39,657)	59,193
Other current liabilities	(3,861)	(17,814)
Current income taxes payable	(12,890)	9,715
Employment-related and other non-current liabilities	11,478	22,012
Other – net	(3,473)	(54)
Net cash provided by operating activities	576,109	559,971
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment	(155,163)	(131,304)
Proceeds from sale of property, buildings and equipment	5,035	7,464
Net cash paid for business acquisitions	(24,384)	(348,348)
Other – net	440	97
Net cash used in investing activities	(174,072)	(472,091)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	93,506	174,563
Payments against lines of credit	(137,616)	(158,911)
Proceeds from issuance of long-term debt	300,000	172,464
Payments of long-term debt and commercial paper	(218,350)	(70,647)
Proceeds from stock options exercised	54,266	52,837
Excess tax benefits from stock-based compensation	44,177	31,575
Purchase of treasury stock	(296,458)	(101,382)
Cash dividends paid	(161,998)	(132,719)
Net cash used in financing activities	(322,473)	(32,220)
Exchange rate effect on cash and cash equivalents	5,748	(8,451)
NET CHANGE IN CASH AND CASH EQUIVALENTS	85,312	47,209
Cash and cash equivalents at beginning of year	335,491	313,454
Cash and cash equivalents at end of period	$420,803	$360,663

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

In July 2012, the Financial Accounting Standards Board issued updated guidance on the periodic testing of indefinite-lived assets for impairment. This guidance allows companies to assess qualitative factors to determine if it is more-likely-than-not that an indefinite-lived intangible asset might be impaired. If it is determined that it is more likely than not that the fair value of such an asset exceeds its carrying value, no further testing is necessary. This guidance is applicable for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company plans to early adopt this pronouncement and its adoption is not expected to have a material effect on the consolidated financial statements.

3.    DIVIDEND

On October 31, 2012, the Company’s Board of Directors declared a quarterly dividend of 80 cents per share, payable December 1, 2012, to shareholders of record on November 12, 2012.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.    LONG-TERM DEBT

Long-term debt consisted of the following (in thousands of dollars):

	Sep 30, 2012	Dec 31, 2011
Bank term loan	$300,000	$219,932
Euro denominated bank term loan	154,295	155,340
Other	31,796	21,322
Less current maturities	(6,392)	(221,539)
	$479,699	$175,055

In May 2012, the Company entered into a $300 million, unsecured bank term loan, which matures in November 2016. The proceeds were used to refinance existing debt and for general corporate purposes. The Company may prepay the loan in whole or in part at its option.
At the election of the Company, the term loan shall bear interest at the Base Rate plus the Applicable Margin or the LIBOR Rate plus the Applicable Margin as defined within the term loan agreement. At September 30, 2012, the Company had elected a one month LIBOR Interest Period. The weighted average interest rate during the period outstanding was 1.24%.
The scheduled loan principal payments are due as follows:

Date	Payment Amount
2013	$7.5	million
2014	$18.7	million
2015	$26.3	million
2016	$247.5	million

5.    DERIVATIVE INSTRUMENTS

The fair value of significant derivative instruments included in Employment-related and other non-current liabilities was as follows (in thousands of dollars):

Derivatives Designated as Hedges	Sep 30, 2012	Dec 31, 2011
Interest rate swap	$3,877	$1,574
Foreign currency forwards	$9,134	$4,781
The Company uses derivative instruments to manage exposures to fluctuations in interest rates and foreign currency exchange rates. The Company does not enter into derivative financial instruments for trading or speculative purposes.
The fair values of the these instruments are determined by using quoted market forward rates (level 2 inputs) and reflect the present value of the amount that the Company would pay for contracts involving the same notional amounts and maturity dates. These instruments qualify for hedge accounting and the changes in fair value are reported as a component of other comprehensive earnings (losses) net of tax effects.

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

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$5,014	$3,941	$15,043	$11,822
Interest cost	3,203	3,338	9,608	10,014
Expected return on assets	(1,553)	(1,448)	(4,659)	(4,343)
Amortization of transition asset	(36)	(36)	(107)	(107)
Amortization of unrecognized losses	1,207	817	3,621	2,452
Amortization of prior service credits	(123)	(123)	(371)	(371)
Net periodic benefit costs	$7,712	$6,489	$23,135	$19,467

The Company has established a Group Benefit Trust to fund the plan and process benefit payments. The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended.  There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC.  During the three and nine months ended September 30, 2012, the Company contributed $1.0 million and $3.1 million, respectively, to the trust.

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

	Three Months Ended September 30, 2012
	United States	Canada	Other Businesses	Total
Total net sales	$1,776,749	$272,943	$254,817	$2,304,509
Intersegment net sales	(23,049)	(55)	(200)	(23,304)
Net sales to external customers	$1,753,700	$272,888	$254,617	$2,281,205
Segment operating earnings	$247,054	$34,247	$8,778	$290,079

	Three Months Ended September 30, 2011
	United States	Canada	Other Businesses	Total
Total net sales	$1,715,120	$248,398	$168,251	$2,131,769
Intersegment net sales	(16,853)	(44)	(225)	(17,122)
Net sales to external customers	$1,698,267	$248,354	$168,026	$2,114,647
Segment operating earnings	$302,858	$25,016	$10,551	$338,425

	Nine Months Ended September 30, 2012
	United States	Canada	Other Businesses	Total
Total net sales	$5,219,559	$825,443	$742,904	$6,787,906
Intersegment net sales	(63,178)	(261)	(542)	(63,981)
Net sales to external customers	$5,156,381	$825,182	$742,362	$6,723,925
Segment operating earnings	$856,701	$97,502	$30,737	$984,940

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2011
	United States	Canada	Other Businesses	Total
Total net sales	$4,878,582	$747,683	$420,768	$6,047,033
Intersegment net sales	(45,096)	(125)	(531)	(45,752)
Net sales to external customers	$4,833,486	$747,558	$420,237	$6,001,281
Segment operating earnings	$829,866	$78,194	$25,576	$933,636

	United States	Canada	Other Businesses	Total
Segment assets:
September 30, 2012	$1,908,703	$391,702	$367,194	$2,667,599
December 31, 2011	$1,845,703	$335,900	$331,896	$2,513,499

Following are reconciliations of segment information with the consolidated totals per the financial statements (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating earnings:
Total operating earnings for operating segments	$290,079	$338,425	$984,940	$933,636
Unallocated expenses and eliminations	(35,753)	(35,385)	(112,253)	(102,700)
Total consolidated operating earnings	$254,326	$303,040	$872,687	$830,936

	Sep 30, 2012	Dec 31, 2011
Assets:
Total assets for operating segments	$2,667,599	$2,513,499
Other current and non-current assets	1,875,169	1,749,029
Unallocated assets	440,976	453,534
Total consolidated assets	$4,983,744	$4,716,062

Unallocated expenses and unallocated assets primarily relate to the Company headquarters' support services, which are not part of any business segment, as well as intercompany eliminations. Unallocated expenses include payroll and benefits, depreciation and other costs associated with headquarters-related support services. Unallocated expenses increased $9.6 million for the nine months of 2012 compared to the nine months of 2011, primarily due to higher profit sharing expense and other corporate support services spending.

Assets for reportable segments include net accounts receivable and first-in, first-out inventory which are reported to the Company's Chief Operating Decision Maker. Unallocated assets include non-operating cash and cash equivalents, certain prepaid expenses and property, buildings and equipment-net.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net earnings attributable to W.W. Grainger, Inc. as reported	$155,394	$182,121	$533,614	$509,939
Distributed earnings available to participating securities	(988)	(754)	(2,694)	(2,395)
Undistributed earnings available to participating securities	(1,793)	(2,582)	(6,920)	(7,716)
Numerator for basic earnings per share – Undistributed and distributed earnings available to common shareholders	152,613	178,785	524,000	499,828
Undistributed earnings allocated to participating securities	1,793	2,582	6,920	7,716
Undistributed earnings reallocated to participating securities	(1,760)	(2,531)	(6,786)	(7,558)
Numerator for diluted earnings per share – Undistributed and distributed earnings available to common shareholders	$152,646	$178,836	$524,134	$499,986
Denominator for basic earnings per share – weighted average shares	69,625,081	69,846,233	69,896,864	69,621,649
Effect of dilutive securities	1,335,466	1,434,172	1,409,552	1,483,694
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	70,960,547	71,280,405	71,306,416	71,105,343
Earnings per share two-class method
Basic	$2.19	$2.56	$7.50	$7.18
Diluted	$2.15	$2.51	$7.35	$7.03

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.    CONTINGENCIES AND LEGAL MATTERS

As previously reported in the Company's prior filings, in December 2007, the Company received a letter from the Commercial Litigation Branch of the Civil Division of the Department of Justice (DOJ). Since then, the Company has been in discussions with the DOJ regarding the Company's compliance with its disclosure obligations and the pricing provisions of the Company's contracts with the General Services Administration (GSA) and the United States Postal Service (USPS). As noted in the Company's Form 10Q for the second quarter of 2012, representatives of the Company and the DOJ had scheduled non-binding mediation for September 2012. Following this mediation with representatives of the DOJ, the Company reached a settlement in principle with the DOJ relating to the Company's disclosure obligations and pricing provisions of the GSA and USPS contracts. Under the terms of the proposed settlement, the Company agreed to pay $70.0 million to resolve the parties' dispute (other than with respect to certain alleged claims regarding tax, freight and billing errors that the Company does not believe will require it to make any material additional payments and for which the Company estimates its liability to be approximately $6.0 million). Accordingly, the Company recorded a $76.0 million liability which is included in Accrued expenses at September 30, 2012. The proposed settlement, which does not contain any admission of wrongdoing by the Company, remains subject to approval by authorized officials of the DOJ and the negotiation of a definitive settlement agreement.

As previously reported, the Company has been conducting an inquiry into alleged falsification of expense reimbursement forms submitted by employees in certain sales offices of Grainger China LLC, a subsidiary of the Company. In the course of the investigation the Company learned that sales employees may have provided prepaid gift cards to certain customers. The Company's investigation included determining whether there were any violations of laws, including the U.S. Foreign Corrupt Practices Act. The Company retained outside counsel to assist in its investigation of this matter. On January 24, 2012, the Company contacted the DOJ and the Securities and Exchange Commission to voluntarily disclose that the Company was conducting an internal investigation, and agreed to fully cooperate and update the DOJ and SEC periodically on further developments. The results of the investigation, which have been submitted to the DOJ and the SEC, did not substantiate initial information suggesting significant use of gift cards for improper purposes. On August 14, 2012, the DOJ closed its inquiry into this matter.

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

Business Environment
Several economic factors and industry trends tend to shape Grainger’s business environment. The overall economy and leading economic indicators provide insight into anticipated Company performance for the near term and help in forming the development of projections. Historically, Grainger’s sales trends have tended to correlate with industrial production and non-farm payrolls. According to the Federal Reserve, overall industrial production increased 2.8% from September 2011 to September 2012. This improvement has positively affected Grainger’s sales growth for the nine months of 2012.

In October 2012, Consensus Forecasts-USA projected 2012 Industrial Production growth of 4.0% and GDP growth of 2.1% for the United States. In addition, Consensus Forecasts-USA projected 2012 GDP growth of 2.0% for Canada.

The light and heavy manufacturing customer end-markets have historically correlated with manufacturing employment levels and manufacturing output. According to the Federal Reserve, manufacturing output increased 1.4% from September 2011 to September 2012. The United States Department of Labor reported an increase of 1.5% in manufacturing employment levels. Grainger’s heavy and light manufacturing customer end-markets outperformed these indicators as sales to both of these customer end-markets increased in the high single digits in the third quarter of 2012. For the nine months of 2012, sales to heavy and light manufacturing customers increased in the low double digits and high single digits, respectively.

Outlook
On October 16, 2012, Grainger revised the 2012 sales growth guidance to 11 to 12 percent. Grainger had previously provided guidance of sales growth of 12 to 14 percent. Earnings per share guidance remained unchanged at $10.50 to $10.80, which excludes the $0.66 per share for the $76.0 million pre-tax expense recorded for the expected resolution of government contract issues. See Note 9 to the Condensed Consolidated Financial Statements. Gross profit margins for the last quarter of the year are expected to remain relatively consistent with the 2012 third quarter gross profit margins.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability
There were 63 and 64 sales days in the third quarter of 2012 and 2011, respectively. Grainger completed several acquisitions throughout 2011 and 2012, all of which were immaterial individually and in the aggregate. Grainger’s operating results have included the results of each business acquired since the respective acquisition dates. Operating expenses included a $76.0 million estimated liability for the expected resolution of government contract issues, as described in Note 9 to the Condensed Consolidated Financial Statements.

Results of Operations – Three Months Ended September 30, 2012
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Three Months Ended September 30,
	As a Percent of Net Sales		Percent Increase
	2012	2011
Net sales	100.0%	100.0%	7.9%
Cost of merchandise sold	56.4	56.8	7.1
Gross profit	43.6	43.2	8.9
Operating expenses	32.4	28.9	21.3
Operating earnings	11.2	14.3	(16.1)
Other income (expense)	(0.2)	(0.1)	39.7
Income taxes	4.1	5.5	(20.2)
Noncontrolling interest	0.1	0.1	25.1
Net earnings attributable to W.W. Grainger, Inc.	6.8%	8.6%	(14.7)%

Grainger’s net sales of $2,281.2 million for the third quarter of 2012 increased 8% compared with sales of $2,114.6 million for the comparable 2011 quarter. On a daily basis, sales increased 10%. Approximately 4 percentage points of the daily sales growth came from an increase in volume. Approximately 3 percentage points came from business acquisitions and 4 percentage points from price, partially offset by a 1 percentage point decrease from foreign exchange. Sales to all customer end-markets except for reseller increased in the third quarter of 2012. The increase in net sales was led by growth in sales to heavy and light manufacturing customers followed by diversified commercial services customers. Refer to the Segment Analysis below for further details.

Gross profit of $994.0 million for the third quarter of 2012 increased 9%. The gross profit margin during the third quarter of 2012 increased 0.4 percentage point when compared to the same period in 2011, primarily driven by price increases exceeding product cost increases, partially offset by customer mix.

Operating expenses of $739.6 million for the third quarter of 2012 increased 21%. Operating expenses included the $76.0 million estimated liability for the expected resolution of government contract issues. Excluding this expense, operating expenses increased 9%, primarily driven by the Fabory Group (Fabory) and the Brazilian (AnFreixo) acquisitions and incremental growth-related spending on new sales representatives, eCommerce and advertising.

Operating earnings for the third quarter of 2012 were $254.3 million, a decrease of 16% compared to the third quarter of 2011. Excluding the $76.0 million expense, operating earnings increased 9% primarily due to higher sales and higher gross profit margins.

Net earnings attributed to W.W. Grainger, Inc. for the third quarter of 2012 decreased by 15%, to $155.4 million from $182.1 million in the third quarter of 2011. Diluted earnings per share of $2.15 in the third quarter of 2012 were 14% lower than the $2.51 for the third quarter of 2011. The previously mentioned estimated liability had a $0.66 earnings per share impact on the third quarter of 2012. Excluding this impact, earnings per share increased 12% versus 2011.

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

United States
Net sales were $1,776.7 million for the third quarter of 2012, an increase of $61.6 million, or 4%, when compared with net sales of $1,715.1 million for the same period in 2011. On a daily basis, sales increased 5%. For the quarter, approximately 1 percentage point of the daily sales growth came from an increase in volume and approximately 4 percentage points was due to price. The increase in net sales was led by high single digit sales growth to heavy and light manufacturing customers and mid-single digit sales growth to diversified commercial services customers and the Government. Sales to the contractor, reseller and natural resources customer segments decreased in the low single digits.

The gross profit margin increased 0.5 percentage point in the third quarter of 2012 over the comparable quarter of 2011, primarily driven by price increases exceeding product cost increases, partially offset by customer mix.

Operating expenses were up 20% in the third quarter of 2012 versus the third quarter of 2011. Operating expenses included a $76.0 million estimated liability for the expected resolution of government contract issues. Excluding this expense, operating expenses increased 3%, primarily driven by an incremental $19 million in growth-related spending on new sales representatives, eCommerce and advertising.

Operating earnings of $247.1 million for the third quarter of 2012 decreased 18% from $302.9 million for the third quarter of 2011. Excluding the $76.0 million expense, operating earnings increased 7% primarily due to higher sales and higher gross profit margins.

Canada
Net sales were $272.9 million for the third quarter of 2012, an increase of $24.5 million, or 10%, when compared with $248.4 million for the same period in 2011. On a daily basis, sales increased 12%. In local currency, net sales were up 11%, or 13% daily, driven by 11 percentage points from volume and 2 percentage points from price. The increase in net sales was driven by strong growth in the western provinces, led by commercial services, oil and gas, contractor and utilities customer end-markets.

The gross profit margin increased 1.4 percentage points in the third quarter of 2012 versus the third quarter of 2011. The improvement in gross profit margin was driven by higher supplier rebates and advertising credits due to timing and increased purchases.

Operating expenses were up 6% in the third quarter of 2012 versus the third quarter of 2011. In local currency, operating expenses increased 7%, primarily due to higher volume-related payroll and advertising, partially offset by lower bonus expense and occupancy costs.

Operating earnings of $34.2 million for the third quarter of 2012 were up $9.2 million, or 37%, over the third quarter of 2011. In local currency, operating earnings increased 38% in the third quarter of 2012 over the same period in 2011. The increase in earnings was due to strong sales growth, an improved gross profit margin and expense leverage.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Businesses
Net sales for other businesses, which include operations in Asia, Europe and Latin America, increased 51% for the third quarter of 2012 when compared to the same period in 2011. On a daily basis, sales increased 54%. The sales increase was due primarily to incremental sales from Fabory, acquired in August 2011, AnFreixo, acquired in April 2012 and strong growth from the businesses in Japan and Mexico. Excluding acquisitions, sales for the other businesses increased 20%. Operating earnings were $8.8 million in the third quarter of 2012, compared to $10.6 million in the third quarter of 2011. In the third quarter of 2012, strong performance improvements in Japan and Mexico were partially offset by losses from the acquired businesses in Europe and Brazil, along with losses in some start-up businesses in developing markets.

Other Income and Expense
Other income and expense was a net expense of $3.6 million in the third quarter of 2012, an increase of $1.0 million compared to $2.6 million of expense in the third quarter of 2011. The increase was primarily attributable to higher net interest expenses. Both average debt outstanding and average interest rates were higher in 2012 versus 2011. In addition, interest expense related to capital leases for the acquired business in Europe contributed to the increase in 2012.

Income Taxes
Grainger’s effective income tax rates were 37.1% and 38.7% for the three months ended September 30, 2012 and 2011, respectively. The effective tax rate decreased primarily due to higher earnings in foreign jurisdictions with lower tax rates and a lower blended state tax rate.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability
There were 191 and 192 sales days in the nine months of 2012 and 2011, respectively. Grainger completed several acquisitions throughout 2011 and 2012, all of which were immaterial individually and in the aggregate. Grainger’s operating results have included the results of each business acquired since the respective acquisition dates. Operating expenses included a $76.0 million estimated liability for the expected resolution of government contract issues, as described in Note 9 to the Condensed Consolidated Financial Statements.

Results of Operations – Nine Months Ended September 30, 2012
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Nine Months Ended September 30, 2012
	As a Percent of Net Sales		Percent Increase
	2012	2011
Net sales	100.0%	100.0%	12.0%
Cost of merchandise sold	56.2	56.6	11.2
Gross profit	43.8	43.4	13.1
Operating expenses	30.8	29.6	16.9
Operating earnings	13.0	13.8	5.0
Other income (expense)	(0.2)	(0.1)	59.0
Income taxes	4.8	5.2	4.1
Noncontrolling interest	0.1	0.1	41.6
Net earnings attributable to W.W. Grainger, Inc.	7.9%	8.4%	4.6%

Grainger’s net sales of $6,723.9 million for the nine months of 2012 increased 12% compared with sales of $6,001.3 million for the comparable 2011 period. On a daily basis, sales increased 13%. Approximately 7 percentage points of the sales growth came from an increase in volume. Approximately 4 percentage points came from business acquisitions and 3 percentage points from price, partially offset by a 1 percentage point decrease from foreign exchange. Sales to all customer end-markets increased in the nine months of 2012. The increase in net sales was led by growth in sales to heavy and light manufacturing customers, followed by natural resources and diversified commercial services customers. Refer to the Segment Analysis below for further details.

Gross profit of $2,946.6 million for the nine months of 2012 increased 13%. The gross profit margin during the nine months of 2012 increased 0.4 percentage point when compared to the same period in 2011, primarily driven by price increases exceeding product cost increases, partially offset by customer mix.

Operating expenses of $2,073.9 million for the nine months of 2012 increased 17%. Operating expenses included a $76.0 million estimated liability for the expected resolution of government contract issues. Excluding this expense, operating expenses increased 13%, primarily driven by the Fabory and the AnFreixo acquisitions and incremental growth-related spending on new sales representatives, eCommerce and advertising.

Operating earnings for the nine months of 2012 were $872.7 million, an increase of 5% compared to the nine months of 2011. Excluding the $76.0 million expense, operating earnings increased 14%, primarily due to higher sales and gross profit margins, partially offset by operating expenses increasing at a slightly higher rate than sales.

Net earnings attributed to W.W. Grainger, Inc. for the nine months of 2012 increased by 5%, to $533.6 million from $509.9 million in the nine months of 2011. Diluted earnings per share of $7.35 in the nine months of 2012 were 5% higher than the $7.03 for the nine months of 2011. The nine months of 2012 included a $0.66 earnings per share expense from the previously mentioned estimated liability. The nine months of 2011 included a $0.12 per share benefit from the settlement of tax examinations. Excluding these items from both years, earnings per share for the nine months of 2012 increased 16% versus 2011.

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

United States
Net sales were $5,219.6 million for the nine months of 2012, an increase of $341 million, or 7%, when compared with net sales of $4,878.6 million for the same period in 2011. On a daily basis, sales increased 8%. Approximately 4 percentage points of the sales growth came from an increase in volume and approximately 4 percentage points were due to price. Sales to all customer end-markets except contractor and reseller increased in the nine months of 2012. The increase in net sales was led by low double digit growth to heavy manufacturing customers and high single digit growth to light manufacturing customers. Sales to the contractor and reseller segments were down in the low single digits.

The gross profit margin increased 0.3 percentage point in the nine months of 2012 over the comparable period of 2011, primarily driven by price increases exceeding product cost increases, partially offset by customer mix.

Operating expenses were up 10% in the nine months of 2012 versus the nine months of 2011. Operating expenses included a $76.0 million estimated liability for the expected resolution of government contract issues. Excluding this expense, operating expenses increased 5%, primarily driven by an incremental $70 million in growth-related spending on new sales representatives, eCommerce and advertising.

Operating earnings of $856.7 million for the nine months of 2012 increased 3% from $829.9 million for the nine months of 2011. Excluding the $76.0 million expense, operating earnings increased 12% due to higher sales, higher gross profit margins and expense leverage.

Canada
Net sales were $825.4 million for the nine months of 2012, an increase of $77.7 million, or 10%, when compared with $747.7 million for the same period in 2011. Sales were up 11% on a daily basis. In local currency, net sales were up 13%, or 14% daily, driven by 12 percentage points from volume and 2 percentage points from price. The increase in net sales was led by growth in commercial services, oil and gas, contractor and utilities customer end-markets.

The gross profit margin increased 0.7 percentage point in the nine months of 2012 versus the nine months of 2011, primarily driven by price increases exceeding product cost increases and higher supplier rebates and advertising credits due to timing and volume purchases.

Operating expenses were up 8% in the nine months of 2012 versus the nine months of 2011. In local currency, operating expenses increased 11%, primarily due to higher volume-related payroll and increased sales related travel costs, partially offset by lower professional services and occupancy costs.

Operating earnings of $97.5 million for the nine months of 2012 were up $19.3 million, or 25%, over the nine months of 2011. In local currency, operating earnings increased 28% in the nine months of 2012 over the same period in 2011. The increase in earnings was due to strong sales growth, an improved gross profit margin and expense leverage.

Other Businesses
Net sales for other businesses, which include operations in Asia, Europe and Latin America, increased 77% for the nine months of 2012 when compared to the same period in 2011. The sales increase was due primarily to incremental sales from Fabory, acquired in August 2011, AnFreixo, acquired in April 2012, and strong growth from the businesses in Japan and Mexico. Excluding acquisitions, sales for the other businesses increased 24%. Operating earnings were $30.7 million in the nine months of 2012, compared to $25.6 million in the nine months of 2011. The increase was primarily driven by strong earnings growth in Japan and Mexico.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Income and Expense
Other income and expense was a net expense of $8.7 million in the nine months of 2012, an increase of $3.2 million compared to $5.5 million of expense in the nine months of 2011. The increase was primarily attributable to higher net interest expense. Both average debt outstanding and average rates were higher in 2012 versus 2011. In addition, interest expense related to capital leases for the acquired business in Europe contributed to the increase.

Income Taxes
Grainger’s effective income tax rates were 37.5% and 37.6% for the nine months of 2012 and 2011, respectively. The 2011 effective tax rate benefited from a tax adjustment recorded in the second quarter of 2011. Excluding that benefit, the 2011 effective tax rate would have been 38.7%. The decrease in 2012 was primarily due to higher earnings in foreign jurisdictions with lower tax rates and a lower blended state tax rate.

Financial Condition

Cash Flow
Cash from operating activities continues to serve as Grainger’s primary source of liquidity. Net cash provided by operating activities was $576.1 million and $560.0 million for the nine months ended September 30, 2012 and 2011, respectively. The primary contribution to cash flows from operating activities was net earnings in the nine months ended September 30, 2012 of $540.4 million compared to $514.7 million in 2011. Partially offsetting these amounts were changes in operating assets and liabilities, which resulted in a net use of cash of $117.2 million in the nine months of 2012 compared to $98.0 million in the nine months of 2011.

Net cash used in investing activities was $174.1 million and $472.1 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease in net cash used in investing activities for the nine months ended September 30, 2012 compared to 2011 was primarily due to cash expended in 2011 for the business acquisition in Europe.

Net cash used in financing activities was $322.5 million and $32.2 million for the nine months ended September 30, 2012 and 2011, respectively. The $290.3 million increase in cash used in financing activities for the nine months ended September 30, 2012 was due primarily to higher treasury stock purchases and dividend payments for the nine months ended September 30, 2012 versus 2011.

Working Capital
Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt and current maturities of long-term debt).

Working capital at September 30, 2012, was $1,574.3 million, an increase of $135.9 million when compared to $1,438.4 million at December 31, 2011. The working capital assets to working capital liabilities ratio increased to 2.6 at September 30, 2012 from 2.4 at December 31, 2011. The increase related to higher accounts receivable, lower compensation and benefits, and lower profit sharing accruals due to the timing of annual payments, partially offset by higher accrued expenses. The increase in accrued expenses was primarily due to the estimated liability recorded to resolve government contract issues.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit and commercial paper. Total debt as a percent of total capitalization was 15.9% at September 30, 2012, flat compared to December 31, 2011. In May 2012, the Company entered into a $300 million, unsecured bank term loan. The proceeds were used to refinance existing debt and for general corporate purposes.

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

Forward-Looking Statements
This Form 10-Q contains statements that are not historical in nature but concern future results and business plans, strategies and objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws. Grainger has generally identified such forward-looking statements by using words such as “anticipated, believes, continues, could, earnings per share guidance, estimate, estimated, expected, expected resolution of government contract issues, guidance, had potentially, intended, intends, help in forming, historically correlated, may, not expected to have a material adverse effect, possible, projected, projections, proposed, provide insight, range, reasonably likely, sales growth guidance, scheduled, settlement in principle, should, subject to, tend, tended, tended to correlate, tend to shape, trends, unanticipated, uncertainties, and will" or similar expressions.

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

Information on specific and significant legal proceedings is set forth in Note 9 to the Condensed Consolidated Financial Statements included under Item 1.

W.W. Grainger, Inc. and Subsidiaries

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – Third Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1 – July 31	40,696	$204.76	40,696	5,971,813	shares
Aug. 1 – Aug. 31	307,730	$203.49	307,730	5,664,083	shares
Sep. 1 – Sep. 30	72,574	$204.47	72,574	5,591,509	shares
Total	421,000	$203.78	421,000

(A)	There were no shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

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

W.W. Grainger, Inc.
(Registrant)
Date:	November 1, 2012	By:	/s/ R. L. Jadin
R. L. Jadin, Senior Vice President and Chief Financial Officer
Date:	November 1, 2012	By:	/s/ G. S. Irving
G. S. Irving, Vice President and Controller