Form 10-K
period 2012-12-31
GRAINGER W W INC
filed 2013-02-28
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]
The aggregate market value of the voting common equity held by nonaffiliates of the registrant was $12,756,537,599 as of the close of trading as reported on the New York Stock Exchange on June 30, 2012. The Company does not have nonvoting common equity.
The registrant had 69,522,640 shares of the Company’s Common Stock outstanding as of January 31, 2013.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement relating to the annual meeting of shareholders of the registrant to be held on April 24, 2013, are incorporated by reference into Part III hereof.

PART I
Item 1: Business
The Company
W.W. Grainger, Inc., incorporated in the State of Illinois in 1928, is a broad-line distributor of maintenance, repair and operating (MRO) supplies and other related products and services used by businesses and institutions primarily in the United States and Canada, with expanding global operations. In this report, the words “Grainger” or “Company” mean W.W. Grainger, Inc. and its subsidiaries.
Grainger uses a multichannel business model to provide customers with a range of options for finding and purchasing products, utilizing sales representatives, direct marketing materials, catalogs and eCommerce. Grainger serves approximately 2 million customers worldwide through a network of highly integrated branches, distribution centers, websites and export services.
In 2012, Grainger acquired one business in the United States and one in Brazil. Techni-Tool, Inc., a business acquired in the United States, is a specialist distributor serving manufacturers in the electronics, telecommunications and medical services industries. AnFreixo S.A., the business acquired in Brazil, is a former subsidiary of the Votorantim Group, and is a broad-line distributor of MRO supplies in Brazil. Results for both business are consolidated with Grainger from the respective acquisition dates.
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
Grainger’s two reportable segments are the United States and Canada and they are described further below. Other businesses include operations in Europe, Asia, Latin America and other U.S. operations. These businesses generate revenue through the distribution of maintenance, repair and operating supplies and products and provide related services. For segment and geographical information and consolidated net sales and operating earnings see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 to the Consolidated Financial Statements.
United States
The United States business offers a broad selection of maintenance, repair and operating supplies and other related products and services through local branches, sales representatives, catalogs and the Internet. A combination of product breadth, local availability, speed of delivery, detailed product information and competitively priced products and services is provided by this business. Products offered include material handling equipment, safety and security supplies, lighting and electrical products, power and hand tools, pumps and plumbing supplies, cleaning and maintenance supplies, forestry and agriculture equipment, building and home inspection supplies, vehicle and fleet components and many other items primarily focused on the facilities maintenance market. Services offered include inventory management and energy efficiency solutions.
The United States business operates in all 50 states through a network of 369 branches and sales representatives. The branches are located in close proximity to the majority of U.S. businesses and serve the immediate needs of customers in their local markets by allowing them to pick up items directly from the branches. Branches range in size from small branches to large master branches. The branch network has approximately 4,700 employees who primarily fulfill counter and will-call product purchases and provide customer service. An average branch is 23,000 square feet in size, has 13 employees and handles about 170 transactions per day. In the normal course of business, Grainger continually reviews the effectiveness of its branch network. In 2012, three branches were opened and two branches were closed.
The logistics network in the United States is comprised of 15 distribution centers (DCs) of various sizes. Automated equipment and processes in the larger DCs allow them to handle the majority of the customer shipping for next-day product availability and replenish the branches that provide same day availability.

Customers range from small and medium-sized businesses to large corporations, government entities and other institutions. They are primarily represented by purchasing managers or workers in facilities maintenance departments and service shops across a wide range of industries such as manufacturing, hospitality, transportation, government, retail, healthcare and education. Sales in 2012 were made to approximately 1.4 million customers averaging 106,000 daily transactions. No single customer accounted for more than 2% of total sales.
The business has a sales force of almost 2,700 professionals who help businesses and institutions select the right products to find immediate solutions to maintenance problems and to reduce operating expenses and improve cash flows. The composition of the sales force changed during the year with more sales representatives focused on acquiring additional business from existing medium-sized customers, as well as acquiring new business across the United States.
Another area in which the United States business helps customers be more productive is through inventory management services. A comprehensive program was launched in 2006 called KeepStock® that includes on-site services and vendor-managed inventory. During the past several years, the program has expanded to more than 20,000 customers and approximately 40,000 unique customer installations.
Customers can also purchase products through Grainger.com. More customers are migrating to online and electronic purchasing and Grainger continues to enhance its eCommerce platform. eCommerce revenues were $2.2 billion in 2012, an increase of 17% versus 2011. Grainger.com provides access to almost 950,000 products and serves as a prominent channel for the United States business. Grainger.com provides real-time price and product availability and detailed product information, and offers advanced features such as product search and compare capabilities. For customers with sophisticated electronic purchasing platforms, Grainger utilizes technology that allows these systems to communicate directly with Grainger.com. Customers can also purchase products through several other branded websites.
The majority of the products sold by the United States business are well recognized national branded products. In addition, 22% of 2012 sales were of private label items bearing Grainger’s registered trademarks, such as DAYTON® motors, power transmission, HVAC and material handling, SPEEDAIRE® air compressors, AIR HANDLER® air filtration equipment, TOUGH GUY® cleaning products, WESTWARD® tools, CONDOR® safety products and LUMAPRO® lighting products. Grainger has taken steps to protect these trademarks against infringement and believes that they will remain available for future use in its business. The United States business purchases products for sale from more than 2,600 key suppliers, most of which are manufacturers. Through a global sourcing operation, the business procures competitively priced, high-quality products produced outside the United States from approximately 360 suppliers. Grainger sells these items primarily under the private label brands listed above. No single supplier comprised more than 5% of total purchases and no significant difficulty has been encountered with respect to sources of supply.
The Grainger catalog, most recently issued in February 2013, offers approximately 570,000 facilities maintenance and other products, an increase of 160,000 from the prior year, and is used by customers to assist in product selection. Approximately 2 million copies of the catalog were produced. In addition, Grainger’s United States business issues targeted catalogs for its multiple branded products, as well as other marketing materials.
Grainger estimates the United States market for facilities maintenance and related products to be approximately $118 billion, of which Grainger’s share is approximately 6%.
Canada
Acklands – Grainger is Canada’s leading broad-line distributor of industrial and safety supplies. A combination of product breadth, local availability, speed of delivery, detailed product information and competitively priced products and services is provided by this business.
The Canadian business serves customers through 172 branches, sales and service representatives and 6 DCs across Canada. Acklands – Grainger distributes tools, fasteners, safety supplies, instruments, welding and shop equipment, and many other items. During 2012, approximately 15,500 sales transactions were completed daily. A comprehensive catalog, printed in both English and French, was most recently issued in February 2013. The catalog has more than 116,000 products and is used by customers to assist in product selection. In addition, customers can purchase products through Acklandsgrainger.com, a fully bilingual website. Grainger estimates the Canadian market for facilities maintenance and related products to be approximately $14 billion, of which Acklands - Grainger’s share is approximately 8%.

Other Businesses
Included in other businesses are the operations in Europe, Asia, Latin America and other U.S. operations. The more significant businesses in this group are described below.
Fabory
Fabory, acquired in 2011, is a European distributor of fasteners, tools and industrial supplies. Fabory is headquartered in Tilburg, the Netherlands, and has more than 100 locations in 14 countries. Customers have access to more than 90,000 products through a catalog and through Fabory.com. Grainger estimates the European market (in which Fabory has its primary operations) for facilities maintenance and related products to be approximately $35 billion, of which Grainger’s share is approximately 1%.

Japan
Grainger operates in Japan through its 52% interest in MonotaRO Co. MonotaRO provides small and mid-sized domestic businesses with products that help them operate and maintain their facilities. MonotaRO is a catalog and web-based direct marketer with approximately 80% of orders being conducted through Monotaro.com. MonotaRO has no branches or sales force and fulfills all orders from two DCs. Grainger estimates the Japanese market for facilities maintenance and related products to be approximately $57 billion, of which Grainger’s share is less than 1%.

Mexico
Grainger’s operations in Mexico provide local businesses with maintenance, repair and operating supplies and other related products primarily from Mexico and the United States. Mexico distributes products through a network of branches and one DC where customers have access to approximately 116,000 products through a Spanish-language catalog and through Grainger.com.mx. Grainger estimates the Mexican market for facilities maintenance and related products to be approximately $10 billion, of which Grainger’s share is approximately 1%.

Brazil
In 2012, Grainger acquired 100% of the shares of AnFreixo S.A., a former subsidiary of the Votorantim Group, a broad-line distributor of MRO supplies in Brazil. This operation offers approximately 170,000 products for sale. Grainger estimates the Brazilian market for facilities maintenance and related products to be approximately $21 billion, of which Grainger’s share is less than 1%.
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
Employees
As of December 31, 2012, Grainger had approximately 22,400 employees, of whom approximately 21,100 were full-time and 1,300 were part-time or temporary. Grainger has never had a major work stoppage and considers employee relations to be good.
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
Unexpected product shortages could negatively impact customer relationships, resulting in an adverse impact on results of operations. Grainger's competitive strengths include product selection and availability. Products are purchased from more than 4,600 key suppliers located in various countries around the world, no one of which accounted for more than 5% of total purchases. Historically, no significant difficulty has been encountered with respect to sources of supply; however, disruptions could occur due to factors beyond Grainger's control, such as economic downturns, political unrest, trade issues, etc., any of which could adversely affect a supplier's ability to manufacture or deliver products. If Grainger were to experience difficulty in obtaining products, there could be a short-term adverse effect on results of operations and a longer-term adverse effect on customer relationships and Grainger's reputation. In addition, Grainger has strategic relationships with key vendors. In the event Grainger were unable to maintain those relations, there might be a loss of competitive pricing advantages which could, in turn, adversely affect results of operations.
The addition of new product lines could impact future sales growth. Grainger is continuing in a multiyear product line expansion program. The continued success of this program is expected to be a driver of growth. Its success will depend on Grainger's ability to accurately forecast market demand, obtain products from suppliers and effectively integrate these products into the supply chain. As such, there is a risk that the product line expansion program will not deliver the expected results, which could negatively impact anticipated future sales growth.
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
Acquisitions involve a number of inherent risks, any of which could result in the benefits anticipated not being realized and could have an adverse effect on results of operations. Acquisitions, both foreign and domestic, involve various inherent risks, such as uncertainties in assessing the value, strengths, weaknesses, liabilities and potential profitability of acquired companies. There is a risk of potential losses of key employees of an acquired business and of an inability to achieve identified operating and financial synergies anticipated to result from an acquisition. Additionally, problems could arise from the integration of the acquired business including unanticipated changes in the business or industry, or general economic conditions that affect the assumptions underlying the acquisition. Any one or more of these factors could cause Grainger to not realize the benefits anticipated to result from the acquisitions or have a negative impact on the fair value of the reporting units. Accordingly, goodwill and intangible assets recorded as a result of acquisitions could become impaired.
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
Grainger's business is subject to various government regulations. Grainger's business is subject to a wide array of laws and regulations in every jurisdiction where it operates, and compliance with these laws and regulations increases the cost of doing business. Grainger is subject to a variety of laws and regulations, including without limitation import and export requirements, the Foreign Corrupt Practices Act, tax laws (including U.S. taxes on foreign subsidiaries), foreign exchange controls and cash repatriation restrictions, data privacy requirements, labor laws and anti-competition regulations, and is also subject to audits and inquiries in the ordinary course of business. As a government contractor selling to federal, state and local government entities, Grainger is also subject to a wide variety of additional laws and regulations. Changes to the legal and regulatory environments could increase the cost of doing business, and such costs may increase in the future as a result of changes in these laws and regulations or in their interpretation. Furthermore, Grainger has implemented policies and procedures designed to facilitate compliance with these laws and regulations, but there can be no assurance that employees, contractors or agents will not violate such laws and regulations or Grainger's policies. Any such violations could individually or in the aggregate materially adversely affect Grainger's financial condition or operating results.

Item 1B: Unresolved Staff Comments
None.

Item 2: Properties
As of December 31, 2012, Grainger’s owned and leased facilities totaled approximately 27 million square feet, an increase of approximately 2% from December 31, 2011. The United States business and Acklands – Grainger accounted for the majority of the total square footage. Grainger believes that its properties are generally in excellent condition, well maintained and suitable for the conduct of business.
A brief description of significant facilities follows:

Location	Facility and Use (6)	Size in Square Feet (in 000's)
United States (1)	369 United States branch locations	8,357
United States (2)	15 Distribution Centers	6,699
United States (3)	Other facilities	3,709
Canada (4)	185 Acklands - Grainger facilities	2,890
Other Businesses (5)	Other facilities	3,923
Chicago Area (2)	Headquarters and General Offices	1,349
	Total Square Feet	26,927

(1)
United States branches consist of 273 owned and 96 leased properties located throughout the U.S. Branches range in size from approximately 1,400 to 109,000 square feet. Most leases expire between 2013 and 2020.

(2)	These facilities are primarily owned.
(3)
These facilities include both owned and leased locations, consisting of storage facilities, office space and idle properties, including a one million square foot facility for a new distribution center in Illinois. Operations at this facility began to be phased in during the fourth quarter of 2012 and will be fully operational in 2013.

(4)	Acklands - Grainger facilities consist of general offices, distribution centers and branches located throughout Canada, of which 64 are owned and 121 leased.
(5)	These facilities include owned and leased locations in Europe, Asia, Latin America and other U.S. operations.
(6)	Owned facilities are not subject to any mortgages.

Item 3: Legal Proceedings
Information on specific and significant legal proceedings is set forth in Note 18 to the Consolidated Financial Statements included under Item 8.

Item 4: Mine Safety Disclosures
Not applicable.

PART II
Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividends
Grainger's common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange, with the ticker symbol GWW. The high and low sales prices for the common stock and the dividends declared and paid for each calendar quarter during 2012 and 2011 are shown below.

		Prices
	Quarters	High	Low	Dividends
2012	First	$221.84	$184.37	$0.66
	Second	221.00	172.50	0.80
	Third	211.36	176.50	0.80
	Fourth	218.23	184.78	0.80
	Year	$221.84	$172.50	$3.06
2011	First	$140.17	$129.01	$0.54
	Second	154.68	137.75	0.66
	Third	165.55	124.33	0.66
	Fourth	193.21	141.36	0.66
	Year	$193.21	$124.33	$2.52
Grainger expects that its practice of paying quarterly dividends on its common stock will continue, although the payment of future dividends is at the discretion of Grainger’s Board of Directors and will depend upon Grainger’s earnings, capital requirements, financial condition and other factors.
Holders
The approximate number of shareholders of record of Grainger’s common stock as of January 31, 2013, was 820 with approximately 126,300 additional shareholders holding stock through nominees.
Issuer Purchases of Equity Securities - Fourth Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Oct. 1 – Oct. 31	27,500	202.46	27,500	5,564,009	shares
Nov. 1 – Nov. 30	53,489	191.00	53,489	5,510,520	shares
Dec. 1 – Dec. 31	169,851	194.56	169,851	5,340,669	shares
Total	250,840	194.67	250,840

(A)	There were no shares withheld to satisfy tax withholding obligations.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

(C)
Purchases were made pursuant to a share repurchase program approved by Grainger's Board of Directors on July 28, 2010. The program has no specified expiration date. Activity is reported on a trade date basis.

Company Performance
The following stock price performance graph compares the cumulative total return on an investment in Grainger common stock with the cumulative total return of an investment in each of the Dow Jones US Industrial Suppliers Total Stock Market Index and the S&P 500 Stock Index. It covers the period commencing December 31, 2007, and ending December 31, 2012. The graph assumes that the value for the investment in Grainger common stock and in each index was $100 on December 31, 2007, and that all dividends were reinvested.

Comparison of Five-Year Cumulative Total Return
Dollars
300
250
200
150
100
50
0
2007
2008
2009
2010
2011
2012
Fiscal Year Ended December 31
W.W. Grainger, Inc.
Dow Jones US Industrial Suppliers Total Stock Market Index
S&P 500 Stock Index

	December 31,
	2007	2008	2009	2010	2011	2012
W.W. Grainger, Inc.	$100	$92	$115	$167	$231	$253
Dow Jones US Industrial Suppliers Total Stock Market Index	100	78	98	137	176	198
S&P 500 Stock Index	100	63	80	92	94	109

Item 6: Selected Financial Data

	2012	2011	2010	2009	2008
	(In thousands of dollars, except for per share amounts)
Net sales	$8,950,045	$8,078,185	$7,182,158	$6,221,991	$6,850,032
Net earnings attributable to W.W. Grainger, Inc.	689,881	658,423	510,865	430,466	475,355
Net earnings per basic share	9.71	9.26	7.05	5.70	6.07
Net earnings per diluted share	9.52	9.07	6.93	5.62	5.97
Total assets	5,014,598	4,716,062	3,904,377	3,726,332	3,515,417
Long-term debt (less current maturities) and other long-term liabilities	817,229	603,858	747,404	722,334	719,878
Cash dividends paid per share	$3.06	$2.52	$2.08	$1.78	$1.55

Net earnings for 2012 included a $0.66 per share expense related to the settlement of disputes involving the General Services Administration (GSA) and United States Postal Service (USPS) contracts. See Note 18 to the Consolidated Financial Statements. Results also included a $0.18 per share expense due to restructuring charges primarily related to improving the long-term performance of the businesses in Europe, India and China, a $0.04 per share expense due to an impairment charge and a $0.03 per share expense related to U.S. branch closures. When combined, these items had a net expense effect of $0.91 per share.

Net earnings for 2011 included a $0.16 per share expense for U.S. branch closures, a $0.12 per share benefit related to the settlement of prior year tax reviews and a $0.07 per share benefit for a gain on the sale of the MRO Korea Co., Ltd. joint venture, which when combined, resulted in a net benefit of $0.03 per share.

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
General. Grainger is a broad-line distributor of maintenance, repair and operating supplies, and other related products and services used by businesses and institutions. Grainger’s operations are primarily in the United States and Canada, with an expanding presence in Europe, Asia and Latin America. Grainger uses a multichannel business model to provide customers with a range of options for finding and purchasing products utilizing sales representatives, catalogs and direct marketing materials and eCommerce. Grainger serves approximately 2 million customers worldwide through a network of highly integrated branches, distribution centers, multiple websites and export services.
Grainger’s two reportable segments are the United States and Canada. The United States segment reflects the results of Grainger’s U.S. operating segment. The Canada segment reflects the results for Acklands – Grainger Inc., Grainger’s Canadian operating segment. Other Businesses include operations in Europe, Asia, Latin America and other U.S. operations, which are not material individually.
Business Environment. Several economic factors and industry trends tend to shape Grainger’s business environment. The overall economy and leading economic indicators provide general insight into projecting Grainger’s growth. Grainger’s sales tend to correlate with Gross Domestic Product (GDP), Industrial Production, Exports, Business Investment, Business Inventory for the United States and Oil prices for Canada. The table below provides these estimated indicators for 2012 and 2013:

	United States		Canada
	Estimated 2012	Forecasted 2013	Estimated 2012	Forecasted 2013
GDP	2.2%	1.9%	1.9%	1.6%
Industrial Production	3.7%	2.4%	0.5%	0.3%
Exports	3.2%	2.4%	3.4%	3.5%
Business Investment	7.7%	3.8%	5.4%	4.4%
Business Inventory	2.5%	2.2%	—	—
Oil prices	—	—	$102/barrel	$95/barrel
Source: Global Insight (February 2013)
The Bureau of Economic Analysis reported the GDP (advance estimate released on January 30, 2013) decreased at an annual rate of 0.1% in the fourth quarter of 2012. Grainger's results reflected this as sales growth slowed in the fourth quarter, particularly with a sudden decrease in sales the last third of December. Sequentially, Grainger's sales growth declined in each of the four quarters of 2012.
The light and heavy manufacturing customer sectors, which comprised approximately 27% of Grainger’s total 2012 sales, have historically correlated with manufacturing employment levels and manufacturing production. Manufacturing employment levels in the United States increased approximately 1.5% from December 2011 to December 2012, while manufacturing output increased 1.5%. These increases contributed to a low double-digit percent increase in the heavy manufacturing customer sector and a high single-digit percent increase in the light manufacturing customer sector for Grainger in 2012.
Outlook. During 2013, Grainger plans to continue to make investments in growth drivers such as sales force and product line expansion, eCommerce, inventory management services and international expansion.
While indicators on a macro basis point to a softer economy in 2013, Grainger believes it will continue to outperform these metrics. On January 24, 2013, Grainger reiterated the 2013 earnings per share guidance of $10.85 to $12.00 and raised the 2013 sales guidance to a new range of 3 to 9 percent growth. Grainger's previous 2013 sales guidance was 2 to 8 percent growth issued on November 14, 2012. The increase in sales guidance reflects the December 31, 2012, acquisition of Techni-Tool, Inc., which had sales of $88 million in 2011.

Matters Affecting Comparability. There were 255 sales days in 2012, 255 in 2011 and 254 in 2010.
Grainger completed several acquisitions throughout 2012 and 2011, all of which were immaterial individually and in the aggregate. Grainger’s operating results have included the results of each business acquired since the respective acquisition dates.
Results of Operations
The following table is included as an aid to understanding changes in Grainger's Consolidated Statements of Earnings:

	For the Years Ended December 31,
	As a Percent of Net Sales			Percent Increase/(Decrease) from Prior Year
	2012	2011	2010	2012	2011
Net sales	100.0%	100.0%	100.0%	10.8%	12.5%
Cost of merchandise sold	56.2	56.5	58.2	10.2	9.4
Gross profit	43.8	43.5	41.8	11.5	16.8
Operating expenses	31.2	30.5	29.9	13.3	14.6
Operating earnings	12.6	13.0	11.9	7.5	22.3
Other income (expense)	(0.1)	—	(0.1)	—	(86.5)
Income taxes	4.7	4.8	4.7	8.8	13.2
Noncontrolling interest	0.1	0.1	—	12.3	194.0
Net earnings attributable to W.W. Grainger, Inc.	7.7%	8.1%	7.1%	4.8%	28.9%

2012 Compared to 2011
Grainger's net sales of $8,950 million for 2012 increased 11% when compared with net sales of $8,078 million for 2011. The 11% daily increase for the year consisted of the following contributors:

Percent Increase/ (Decrease)
Volume	6%
Business acquisitions	3%
Price	3%
Foreign exchange	(1)%
Total	11%

Sales to all customer end-markets increased for 2012. The increase in net sales was led by growth in sales to heavy and light manufacturing customers, followed by diversified commercial services customers. Refer to the Segment Analysis below for further details.

Gross profit of $3,916 million for 2012 increased 12%. The gross profit margin for 2012 was 43.8%, up 0.3 percentage points versus 2011, primarily driven by price increases exceeding product cost increases, partially offset by customer mix.

Operating expenses of $2,785 million for 2012 increased 13% from $2,458 million for 2011. Operating expenses in 2012 included a $76 million expense related to the settlement of disputes involving the GSA and USPS contracts. Also included was $24 million of expense related to branch closure costs, restructuring charges related to improving the long-term performance of the businesses in Europe, India and China and an impairment charge for Grainger Lighting Services (formerly known as Alliance Energy Solutions), an acquisition completed in November 2009. The year 2011 included $18 million of branch closure costs. Excluding these expenses from both years, operating expenses increased 10%, primarily driven by the Fabory and AnFreixo acquisitions and incremental growth-related spending on new sales representatives, eCommerce and advertising, primarily in the United States.

Operating earnings of $1,131 million for 2012 increased 7% from $1,052 million for 2011. Excluding the expenses mentioned above for both years, operating earnings increased 15%, primarily due to higher sales and gross profit margins, and operating expenses increasing at a slightly slower rate than sales.

Net earnings attributable to Grainger for 2012 increased by 5% to $690 million from $658 million in 2011. The increase in net earnings primarily resulted from an increase in operating earnings. Diluted earnings per share of $9.52 in 2012 were 5% higher than $9.07 for 2011, due to increased net earnings.

The table below reconciles reported diluted earnings per share determined in accordance with generally accepted accounting principles in the United States to adjusted diluted earnings per share, a non-GAAP measure. Management believes adjusted diluted earnings per share is an important indicator of operations because it excludes items that may not be indicative of core operating results. Because non-GAAP financial measures are not standardized, it may not be possible to compare this financial measure with other companies' non-GAAP financial measures having the same or similar names.

	Twelve Months Ended December 31,
	2012	2011	%
Diluted earnings per share reported	$9.52	$9.07	5%
GSA/USPS settlement	0.66	—
Restructuring	0.18	—
Goodwill impairment	0.04	—
Charge for U.S. branch closures	0.03	0.16
Settlement of prior year tax reviews	—	(0.12)
Gain on sale of joint venture	—	(0.07)
Subtotal	0.91	(0.03)
Diluted earnings per share adjusted	$10.43	$9.04	15%

Segment Analysis
The following comments at the reportable segment and other business unit level include external and intersegment net sales and operating earnings. See Note 16 to the Consolidated Financial Statements.

United States
Net sales were $6,926 million for 2012, an increase of $425 million, or 7%, when compared with net sales of $6,501 million for 2011. The 7% daily increase for the year consisted of the following contributors:

Percent Increase/ (Decrease)
Volume	4%
Price	3%
Total	7%

Sales to all customer end-markets increased for 2012. The increase was led by growth in sales to heavy and light manufacturing customers, followed by diversified commercial services customers.

The segment gross profit margin increased 0.3 percentage points in 2012 over 2011, primarily driven by price increases exceeding product cost increases, partially offset by customer mix.

Operating expenses were up 8% for 2012 versus 2011. The 2012 year included a $76 million expense related to the settlement of disputes involving the GSA and USPS contracts. Also included was $10 million of expense primarily related to branch closure costs and an impairment charge for Grainger Lighting Services (formerly known as Alliance Energy Solutions), an acquisition completed in November 2009. The 2011 year included costs for the closure of 35 branches of $18 million. Excluding these expenses from both years, operating expenses increased 4%, primarily driven by an incremental $70 million in growth-related spending on new sales representatives, eCommerce and advertising.

For the segment, operating earnings of $1,133 million for 2012 increased 6% over $1,066 million in 2011. Excluding the expenses mentioned above in both years, operating earnings were up 12%. The improvement in operating earnings for 2012 was due to an increase in net sales and gross profit margin, and operating expenses increasing at a slower rate than sales.

Canada
Net sales were $1,106 million for 2012, an increase of $113 million, or 11%, when compared with $993 million for 2011. In local currency, daily sales increased 12% for 2012. The 11% daily increase for the year consisted of the following contributors:

Percent Increase/ (Decrease)
Volume	11%
Price	1%
Foreign exchange	(1)%
Total	11%
The increase in net sales was led by growth to oil and gas, commercial and construction customers.
The gross profit margin increased 0.2 percentage points in 2012 over 2011, primarily driven by price increases exceeding product cost increases, partially offset by unfavorable customer and product mix.

Operating expenses increased 9% in 2012. In local currency, operating expenses increased 10% primarily due to higher volume-related payroll and travel costs, and higher advertising and depreciation expense, partially offset by lower occupancy costs.

Operating earnings of $127 million for 2012 were up $20 million, or 18%, versus 2011. In local currency, operating earnings increased 19%. The increase in earnings was due to strong sales growth, an improved gross profit margin and expense leverage.

Other Businesses
Net sales for other businesses, which include operations in Europe, Asia, Latin America and other U.S. operations were up 55% for 2012. The sales increase was due primarily to a full year of sales from Fabory, acquired in August 2011, and incremental sales from AnFreixo, acquired in April 2012, as well as strong growth from the businesses in Japan and Mexico.

Operating earnings for other businesses were $20 million for 2012 compared to $31 million for 2011. The decrease was primarily due to restructuring charges related to improving the long-term performance of the businesses in Europe, India and China. Excluding these charges, operating earnings were up $3 million, primarily driven by improved performance in Japan and Mexico, partially offset by losses from the acquired businesses in Europe and Brazil, along with losses in some start-up businesses in developing markets.

Other Income and Expense
Other income and expense was $13 million of expense in 2012 compared with $1 million of expense in 2011. The following table summarizes the components of other income and expense (in thousands of dollars):

	For the Years Ended December 31,
	2012	2011
Interest income (expense) - net	$(13,418)	$(7,023)
Equity in net income of unconsolidated entity	—	314
Gain on sale of investment in unconsolidated entity	—	7,639
Other non-operating income	1,866	709
Other non-operating expense	(1,784)	(2,541)
	$(13,336)	$(902)

Net interest expense increased in 2012 due to higher average debt outstanding, higher average interest rates and interest expense related to capital leases for the acquired business in Europe.

In 2011, Grainger divested its 49% ownership in the MRO Korea Co., Ltd. joint venture, resulting in a gain of approximately $8 million.

Income Taxes
Income taxes of $419 million in 2012 increased 9% as compared with $385 million in 2011. Grainger's effective tax rates were 37.5% and 36.6% in 2012 and 2011, respectively. The 2011 rate benefited from a tax law change in Japan and the settlement of various tax reviews. Excluding these benefits in 2011, the effective tax rate was 38.1%. The effective tax rate in 2012 benefited primarily from a lower blended state tax rate.  Grainger is currently projecting an effective tax rate of 37.3% to 37.7% for 2013.

2011 Compared to 2010
Grainger's net sales of $8,078 million for 2011 increased 13% when compared with net sales of $7,182 million for 2010. There was one more selling day in 2011 versus 2010. The 12% daily increase for the year consisted of the following contributors:

Percent Increase/ (Decrease)
Volume	8%
Business acquisitions	2%
Price	2%
Foreign exchange	1%
Oil spill cleanup in the Gulf of Mexico	(1)%
Total	12%
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
Gross profit of $3,511 million for 2011 increased 17%. The gross profit margin for 2011 was 43.5%, up 1.7 percentage points versus 2010. The gross profit margin was favorably affected by price increases exceeding product cost increases, a decline in sales of low margin sourced products and lower excess and obsolete inventory requirements.
Operating expenses of $2,458 million for 2011 increased 15% from $2,145 million for 2010. Operating expenses increased primarily driven by volume-related costs, expenses from the Fabory acquisition and incremental spending on Grainger's growth programs. The 2011 year also included approximately $18 million of costs related to the closure of branches in the United States. In addition, 2010 benefited by $33 million from a paid time off policy change, which reduced the related liability.
Operating earnings of $1,052 million for 2011 increased 22% from $860 million for 2010. The increase in operating earnings was due to higher sales and an improved gross profit margin, partially offset by operating expenses increasing at a faster rate than sales.
Net earnings attributable to Grainger for 2011 increased by 29% to $658 million from $511 million in 2010. The increase in net earnings for 2011 primarily resulted from an increase in operating earnings. Diluted earnings per share of $9.07 in 2011 were 31% higher than $6.93 for 2010, due to increased net earnings and fewer shares outstanding.

The table below reconciles reported diluted earnings per share determined in accordance with generally accepted accounting principles in the United States to adjusted diluted earnings per share, a non-GAAP measure. Management believes adjusted diluted earnings per share is an important indicator of operations because it excludes items that may not be indicative of core operating results. Because non-GAAP financial measures are not standardized, it may not be possible to compare this financial measure with other companies' non-GAAP financial measures having the same or similar names.

	Twelve Months Ended December 31,
	2011	2010	%
Diluted earnings per share reported	$9.07	$6.93	31%
Charge for U.S. branch closures	0.16	—
Settlement of prior year tax reviews	(0.12)	—
Gain on sale of joint venture	(0.07)	—
Paid time off policy change	—	(0.28)
Write-down of deferred tax asset	—	0.15
Subtotal	(0.03)	(0.13)
Diluted earnings per share adjusted	$9.04	$6.80	33%

Segment Analysis
The following comments at the reportable segment and other business unit level include external and intersegment net sales and operating earnings. See Note 16 to the Consolidated Financial Statements.

United States
Net sales were $6,501 million for 2011, an increase of $481 million, or 8%, when compared with net sales of $6,020 million for 2010. The 8% daily increase for the year consisted of the following contributors:

Percent Increase/ (Decrease)
Volume	7%
Price	3%
Gulf of Mexico 2010 oil spill cleanup	(2)%
Total	8%
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
Operating expenses were up 10% for 2011 versus 2010. Operating expenses increased driven by volume and growth-related spending including new sales representatives, eCommerce, advertising and incremental expenses for the new distribution center in northern California. The 2011 year also included costs for the closure of 35 branches. In addition, 2010 included a $30 million benefit that resulted from a paid time off policy change, which reduced the related liability. Excluding the branch closure costs from 2011 and the 2010 benefit, operating expenses increased 7%.
For the segment, operating earnings of $1,066 million for 2011 increased 16% over $920 million in 2010. The improvement in operating earnings for 2011 was due to an increase in net sales and gross profit margin, partially offset by operating expenses increasing at a faster rate than sales.

Canada
Net sales were $993 million for 2011, an increase of $172 million, or 21%, when compared with $821 million for 2010. Daily sales were up 20%. In local currency, daily sales increased 15% for 2011. The 20% daily increase for the year consisted of the following contributors:

Percent Increase/ (Decrease)
Volume	12%
Foreign exchange	5%
Acquisitions	3%
Total	20%
The increase in net sales was led by growth to heavy manufacturing, retail, oil and gas, and agriculture and mining customers.
The gross profit margin increased 2.3 percentage points in 2011 over 2010, primarily driven by lower product costs and stronger sales of private label products, which carry higher margins.
Operating expenses increased 10% in 2011. In local currency, operating expenses increased 5% primarily due to increased payroll and benefits costs driven by higher bonus expense, headcount and incremental costs for acquisitions made over the last year. Non-payroll related expenses also increased driven by volume-related occupancy and warehouse costs.
Operating earnings of $108 million for 2011 were up $61 million, or 130%, versus 2010. In local currency, operating earnings increased 121% due to higher sales, an improved gross profit margin and operating expenses increasing at a slower rate than sales.
Other Businesses
Net sales for other businesses, which include operations in Europe, Asia, Latin America and other U.S. operations, were up 66% for 2011. The increase in net sales was due primarily to Fabory, acquired in August of 2011, along with strong growth from all the other international businesses. Operating earnings for other businesses were $31 million for 2011 compared to $12 million for 2010. The increase was primarily driven by improved performance in Japan and Mexico.

Other Income and Expense
Other income and expense was $1 million of expense in 2011 compared with $7 million of expense in 2010. The following table summarizes the components of other income and expense (in thousands of dollars):

	For the Years Ended December 31,
	2011	2010
Interest income (expense) - net	$(7,023)	$(6,972)
Equity in net income (loss) of unconsolidated entity	314	(182)
Gain on sale of investment in unconsolidated entity	7,639	—
Other non-operating income	709	1,608
Other non-operating expense	(2,541)	(1,151)
	$(902)	$(6,697)
The reduction in net expense was primarily attributable to a gain of $8 million in the fourth quarter of 2011 related to the divestiture of Grainger's 49% ownership in the MRO Korea Co., Ltd. joint venture.
Income Taxes
Income taxes of $385 million in 2011 increased 13% as compared with $340 million in 2010. Grainger's effective tax rates were 36.6% and 39.8% in 2011 and 2010, respectively. The 2011 rate benefited from a tax law change in Japan and the settlement of various tax reviews. The 2010 effective tax rate included a tax expense related to the U.S. healthcare legislation enacted in the first quarter of 2010. Excluding these items in both years, the effective tax rate for 2011 was 38.1% compared to 39.1% in 2010, primarily the result of lower state tax expense and higher earnings in foreign jurisdictions with lower tax rates in 2011.

Financial Condition
Grainger expects its strong working capital position, cash flows from operations and borrowing capacity to continue, allowing it to fund its operations, including growth initiatives, capital expenditures, acquisitions and repurchase of shares, as well as to pay cash dividends.

Cash Flow

Fiscal year 2012 compared with fiscal year 2011
Cash from operating activities continues to serve as Grainger's primary source of liquidity. Net cash flows from operations in 2012 were $816 million and increased $70 million from $746 million in 2011. The primary driver of the improvement was an increase in net earnings of $32 million as well as an increase of $38 million in net non-cash expenses.

Net cash used in investing activities of $306 million in 2012 was driven by net cash expended for property, buildings, equipment and software of $241 million and net cash paid for business acquisitions of $65 million. Additional information regarding capital spending is detailed in the Capital Expenditures section below. Net cash used in investing activities was $229 million less than in 2011 due primarily to a decrease in net cash paid for business acquisitions of $294 million versus 2011.

Net cash used in financing activities of $394 million in 2012 increased $217 million from $177 million in 2011. The increase was primarily due to higher treasury shares repurchases and higher dividends paid in 2012 versus 2011. Cash paid for treasury share purchases was $341 million in 2012 versus $151 million in 2011, an increase of $190 million. Cash dividends paid were $220 million in 2012, an increase of $39 million versus 2011.

Fiscal year 2011 compared with fiscal year 2010
Cash from operating activities served as Grainger's primary source of liquidity. Net cash flows from operations in 2011 were $746 million and increased $150 million from $596 million in 2010. The primary driver of the improvement was an increase in net earnings of $153 million. Higher accounts receivable and inventory balances, driven by growth in sales volumes and a new distribution center in northern California, partially offset by an increase in accounts payable, reduced the operating cash flow from net earnings.

Net cash used in investing activities of $535 million in 2011 was driven by net cash expended for property, buildings, equipment and software of $190 million and net cash paid for business acquisitions of $359 million. Additional information regarding capital spending is detailed in the Capital Expenditures section below. Net cash used in investing activities was $366 million more than in 2010 due primarily to an increase in net cash paid for business acquisitions of $297 million versus 2010.

Net cash used in financing activities of $177 million in 2011 decreased $401 million from $579 million in 2010. The decrease was primarily due to lower treasury shares repurchases in 2011 versus 2010. Cash paid for treasury share purchases was $151 million in 2011 versus $505 million in 2010, a reduction of $354 million.

Working Capital
Internally generated funds are the primary source of working capital and funds used in business expansion, supplemented by debt. In addition, funds are expended to support growth initiatives, as well as for business and systems development and other infrastructure improvements.
Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt and current maturities of long-term debt). Working capital was $1,604 million at December 31, 2012, compared with $1,438 million at December 31, 2011. At these dates, the ratio of current assets to current liabilities was 2.6 and 2.4, respectively. The $166 million increase in working capital and higher current ratio was primarily related to higher accounts receivable and inventory balances, lower accrued compensation and benefits, and lower accounts payable.

Capital Expenditures
In each of the past three years, a portion of operating cash has been used for additions to property, buildings, equipment and capitalized software as summarized in the following table (in thousands of dollars):

	For the Years Ended December 31,
	2012	2011	2010
Land, buildings, structures and improvements	$57,929	$51,249	$61,001
Furniture, fixtures, machinery and equipment	145,483	118,228	50,152
Subtotal	203,412	169,477	111,153
Capitalized software	46,448	27,465	15,971
Total	$249,860	$196,942	$127,124

In 2012, significant capital investments were made to build new distribution centers in the United States and for distribution center expansion in Canada. In addition, Grainger continued to invest in the improvement of the eCommerce platform, new and existing international businesses, and for the normal recurring replacement of equipment.

In 2011, significant expenditures were made to build new distribution centers in the United States and for distribution center expansion in Canada. Also, a large investment was made to update and improve the eCommerce platform in the United States business. Finally, Grainger continued to invest in new and existing international businesses, as well as for normal recurring replacement of equipment.

In 2010, significant capital expenditures included investments in the distribution center network in the U.S. and Canada. Additional expenditures were for normal recurring replacement of equipment.

In 2013, capital expenditures are expected to range from $280 million to $350 million. Projected spending includes continued investments in the supply chain, technology infrastructure and eCommerce. Grainger expects to fund 2013 capital spending from operating cash.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit. Refer to Note 6 and Note 7 to the Consolidated Financial Statements included in Item 8. Total debt as a percent of total capitalization was 15.3% and 15.9% as of December 31, 2012 and 2011, respectively. The reduction in total debt as a percent of total capitalization was primarily due to increased retained earnings associated with strong earnings in 2012. Grainger believes any circumstances that would trigger early payment or acceleration with respect to any outstanding debt obligations would not have a material impact on its results of operations or financial position.

Commitments and Other Contractual Obligations
At December 31, 2012, Grainger's contractual obligations, including estimated payments due by period, are as follows (in thousands of dollars):

	Payments Due by Period
	Total Amounts Committed	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Debt obligations	$564,644	$97,596	$62,136	$389,964	$14,948
Interest on debt	39,408	12,679	15,920	7,955	2,854
Operating lease obligations	231,687	54,456	87,554	50,521	39,156
Purchase obligations:
Uncompleted additions to property, buildings and equipment	85,475	78,560	6,915	—	—
Commitments to purchase inventory	352,795	352,795	—	—	—
Other purchase obligations	204,869	145,992	58,194	683	—
Other liabilities	344,190	176,068	21,465	23,088	123,569
Total	$1,823,068	$918,146	$252,184	$472,211	$180,527

Purchase obligations for inventory are made in the normal course of business to meet operating needs. While purchase orders for both inventory purchases and non-inventory purchases are generally cancelable without penalty, certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

Other liabilities represent future payments for profit sharing and employee benefits plans as determined by actuarial projections, and other employee benefit plans. Other employment-related benefits costs of $45 million have not been included in this table as the timing of benefit payments is not statistically predictable. See Note 9 to the Consolidated Financial Statements.

See also Note 7 and Note 10 to the Consolidated Financial Statements for further detail related to the interest on long-term debt and operating lease obligations, respectively.

Grainger has recorded a noncurrent liability of approximately $43 million for tax uncertainties and interest at December 31, 2012. This amount is excluded from the table above, as Grainger cannot make reliable estimates of these cash flows by period. See Note 14 to the Consolidated Financial Statements.

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

Allowance for Doubtful Accounts. Grainger considers several factors to estimate the allowance for uncollectible accounts receivable including the age of the receivables, the percent past due and the historical ratio of actual write-offs to the age of the receivables. The analyses performed also take into consideration economic conditions that may have an impact on a specific industry, group of customers or a specific customer. Based on analysis of actual historical write-offs of uncollectible accounts receivable, Grainger's estimates and assumptions have been materially accurate in regards to the valuation of its allowance for doubtful accounts. However, write-offs could be materially different than the reserves established if business or economic conditions change or actual results deviate from historical trends, and Grainger's estimates and assumptions may be revised as appropriate to reflect these changes. For fiscal years 2012, 2011 and 2010, actual results did not vary materially from estimated amounts.

Inventory Reserves.  Grainger establishes inventory reserves for obsolete inventory. Grainger regularly reviews inventory to evaluate continued demand and identify any obsolete or excess quantities.  Grainger records provisions for the difference between excess and obsolete inventory and its estimated realizable value.  Estimated realizable value is based on anticipated future product demand, market conditions and liquidation values.  As Grainger's inventory consists of approximately 1.2 million stocked products, it is not practical to quantify the actual disposition of excess and obsolete inventory against estimated amounts at a SKU level and no individual SKU is material.   There were no material differences noted between reserve levels compared to the level of write-offs historically.  Grainger's methodology for estimating reserves is continually evaluated based on current experience and the methodology provides for a materially accurate level of reserves at any reporting date.  Actual results could differ materially from projections and require changes to reserves which could have a material effect on Grainger's results of operations based on significant changes in product demand, market conditions or liquidation value.  If business or economic conditions change, Grainger's estimates and assumptions may be revised as appropriate. For fiscal years 2012, 2011 and 2010, actual results did not vary materially from estimated amounts.

Goodwill and Indefinite Lived Intangible Assets. Grainger's business acquisitions result in the recording of goodwill and identified intangible assets which affect the amount of amortization expense and possibly impairment write-downs that may occur in future periods. Grainger annually reviews goodwill and intangible assets that have indefinite lives for impairment in the fourth quarter and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Grainger tests for goodwill impairment at the reporting unit level and first performs a qualitative assessment of factors such as a reporting unit's current performance and overall economic factors to determine if it is more likely than not that the goodwill might be impaired and whether it is necessary to perform the two-step quantitative goodwill impairment test. Grainger completed the annual impairment testing using the qualitative approach for all of its reporting units and the two-step quantitative test for two of its reporting units. Grainger recorded an impairment of $4 million reducing the carrying value of goodwill to $13 million for one of them. The estimated fair value of the other reporting unit with the carrying value of goodwill of $125 million exceeded its carrying value and no indication of impairment existed as of the test date.

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

Stock Incentive Plans. Grainger maintains stock incentive plans under which a variety of incentive grants may be awarded to employees and directors. Grainger uses a binomial lattice option pricing model to estimate the fair value of stock option grants. The model requires projections of the risk-free interest rate, expected life, volatility, expected dividend yield and forfeiture rate of the stock option grants. The fair value of options granted used the following assumptions:

	For the Years Ended December,
	2012	2011	2010
Risk-free interest rate	1.1%	2.6%	2.9%
Expected life	6 years	6 years	6 years
Expected volatility	25.9%	24.6%	24.7%
Expected dividend yield	1.6%	1.8%	2.0%

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

Compensation expense for other stock-based awards is based upon the closing market price on the last trading date preceding the date of the grant. Because the expense for other stock-based awards should reflect the awards ultimately expected to vest, it has been reduced for estimated forfeitures, using historical forfeiture experience.

For additional information concerning stock incentive plans, see Note 11 to the Consolidated Financial Statements.

Postretirement Healthcare Benefits. Postretirement healthcare obligation and net periodic cost are dependent on assumptions and estimates used in calculating such amounts. The assumptions used include, among others, discount rates, assumed rates of return on plan assets and healthcare cost trend rates, and certain employee-related factors, such as turnover, retirement age and mortality rates. Changes in these and other assumptions (caused by conditions in equity markets or plan experience, for example) could have a material effect on Grainger's postretirement benefit obligation and expense, and could affect its results of operations and financial condition. These changes in assumptions may also affect voluntary decisions to make additional contributions to the trust established for funding the postretirement benefit obligation.

The discount rate assumptions used by management reflect the rates available on high-quality fixed income debt instruments as of December 31, the measurement date, of each year.  A lower discount rate increases the present value of benefit obligations and net periodic benefit costs. As of December 31, 2012, Grainger decreased the discount rate used in the calculation of the postretirement plan obligation from 4.5% to 4.0% to reflect the decrease in market interest rates.  Grainger estimates that this decrease could reduce 2013 pretax earnings by approximately $5 million.  However, other changes in assumptions may increase, decrease or eliminate this effect.

Grainger considers the long-term historical actual return on plan assets and the historical performance of the Standard & Poor's 500 Index and the Total International Composite Index in developing its expected long-term return on plan assets. In 2012, Grainger maintained the expected long-term rate of return on plan assets of 6.0% (net of tax) based on the historical average of long-term rates of return.

A 1 percentage point change in assumed healthcare cost trend rates would have had the following effects on December 31, 2012 results (in thousands of dollars):

	1 Percentage Point
	Increase	(Decrease)
Effect on total of service and interest cost	$8,909	$(6,670)
Effect on accumulated postretirement benefit obligation	35,541	(28,647)

During the fourth quarter 2012, Grainger implemented an Employer Group Waiver Plan (EGWP) and a secondary supplemental "wrap-around" plan for its Medicare eligible retiree medical plan participants, and the Part D Retiree Drug Subsidy (RDS) was eliminated effective January 1, 2013. As a result of the implementation of the EGWP program, the benefit obligation is no longer reduced by Part D RDS as of December 31, 2012. The EGWP program does not alter the benefits expected to be provided to the plan participants and is recognized as an actuarial gain for the year ended December 31, 2012. As a result of this change, Grainger's postretirement benefit obligation was reduced by $19 million as of December 31, 2012. Grainger estimates that this change could increase 2013 pretax earnings by approximately $5 million.

During the fourth quarter 2012, Grainger also implemented plan design changes effective January 1, 2013. Employees hired after January 1, 2013 will not be eligible for retiree health benefits. Active participants in the plan as of December 31, 2012 will remain eligible for retiree health benefits with the employee contribution structure modified for certain employees based on retirement eligibility. As a result of this plan amendment, Grainger's postretirement benefit obligation declined $84 million as of December 31, 2012. Grainger estimates that this plan amendment could increase 2013 pretax earnings by approximately $20 million.

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

Grainger has used its best judgment in making assumptions and estimates and believes such assumptions and estimates used are appropriate. Changes to the assumptions may be required in future years as a result of actual experience or new trends or plan changes and, therefore, may affect Grainger's retirement plan obligations and future expense. For additional information concerning postretirement healthcare benefits, see Note 9 to the Consolidated Financial Statements.

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

The use of assumptions in the analysis leads to fluctuations in required reserves over time.  Any change in the required reserve balance is reflected in the current period's results of operations.  Grainger believes its estimates are reasonable based on the information currently available and the methodology used to estimate these reserves has been consistently applied.  There were no material adjustments based on Grainger's historical experience in 2012, 2011 and 2010.  If actual trends, including the nature, severity or frequency of claims differ from Grainger's estimates, or if business or economic conditions change, Grainger's estimates and assumptions may be revised as appropriate and the results of operations could be materially impacted.

Income Taxes. Grainger recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The tax balances and income tax expense recognized by Grainger are based on management's interpretations of the tax laws of multiple jurisdictions. Income tax expense reflects Grainger's best estimates and assumptions regarding, among other items, the level of future taxable income, interpretation of tax laws and tax planning opportunities, and uncertain tax positions. Future rulings by tax authorities and future changes in tax laws and their interpretation, changes in projected levels of taxable income and future tax planning strategies could impact the actual effective tax rate and tax balances recorded by Grainger.

Contingent Liabilities. At any time, Grainger may be subject to investigations, legal proceedings, or claims related to the ongoing operation of its business, including claims both by and against Grainger. Such proceedings typically involve claims related to product liability, contract disputes, wage and hour laws, employment practices, regulatory compliance or other actions brought by employees, consumers, competitors, suppliers or governmental entities. Grainger routinely assesses the likelihood of any adverse outcomes related to these matters on a case by case basis, as well as the potential ranges of losses and fees. Grainger establishes accruals for its potential exposure, as appropriate, for claims against Grainger when losses become probable and reasonably estimable. Where Grainger is able to reasonably estimate a range of potential losses, Grainger records the amount within that range that constitutes Grainger's best estimate. Grainger also discloses the nature of and range of loss for claims against Grainger when losses are reasonably possible and material. These accruals and disclosures are determined based on the facts and circumstances related to the individual cases and require estimates and judgments regarding the interpretation of facts and laws, as well as the effectiveness of strategies or other factors beyond Grainger's control.

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

Forward-Looking Statements
This Form 10-K contains statements that are not historical in nature but concern future results and business plans, strategies and objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws. Grainger has generally identified such forward-looking statements by using words such as “anticipate, anticipated, assumed, assumes, assumption, assumptions, believe, believes, can, continue, continued, continues, continues to believe it has complied, continuing, could, estimate, estimated, estimates, expect, expectation, expected, expects, forecast, forecasts, if, intend, intended, intends, maintains, may, might, no assurance, plans, predict, predictable, presumption, project, projected, projecting, projection, projections, potential, potentially, reasonably likely, scheduled, should, strategy, tend, tended, timing and outcome are uncertain, unanticipated, will, will be realized, and would” or similar expressions.

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

Item 7A: Quantitative and Qualitative Disclosures About Market Risk
Grainger may use financial instruments to reduce its exposure to adverse fluctuations in foreign currency exchange rates and interest rates as part of its overall risk management strategy. The derivative positions reduce risk by hedging certain underlying economic exposures. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure. Grainger does not enter into derivative financial instruments for trading or speculative purposes. See Note 8 and Note 13 to the Consolidated Financial Statements for additional information on Grainger's derivative activities.

Foreign Currency Exchange Rates
Grainger's international subsidiaries generate revenue and expenses in their local currencies. Grainger's consolidated earnings are subject to foreign currency translation exposure upon conversion of a foreign entity's statement of earnings from the functional currency to the reporting currency, which is the U.S. dollar. For 2012, a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect Grainger's international subsidiaries would have resulted in a $7 million decrease in net earnings. Comparatively, in 2011 a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect Grainger's international subsidiaries would have resulted in an $8 million decrease in net earnings. A uniform 10% weakening of the U.S. dollar would have resulted in an $8 million increase in net earnings for 2012, as compared with an increase in net earnings of $9 million for 2011. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in future potential changes in sales levels or local currency prices or costs.

Interest Rates
Grainger is subject to interest rate risk related to its variable rate debt portfolio. Grainger may enter into interest rate swap agreements to manage those risks. Based on Grainger's variable rate debt and derivative instruments outstanding, a 1 percentage point increase in interest rates paid by Grainger would have resulted in a decrease to net earnings of approximately $2 million for 2012 and $3 million for 2011. A 1 percentage point decrease in interest rates would have resulted in an increase to net earnings of approximately $2 million for 2012 and $3 million for 2011. This sensitivity analysis of the effects of changes in interest rates on long-term debt does not factor in future potential changes in long-term debt levels.

Commodity Price Risk
Grainger has limited primary exposure to commodity price risk on certain products for resale, but does not purchase commodities directly.

Item 8: Financial Statements and Supplementary Data

The financial statements and supplementary data are included on pages 34 to 74. See the Index to Financial Statements and Supplementary Data on page 33.

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

Internal Control Over Financial Reporting

(A)	Management's Annual Report on Internal Control Over Financial Reporting

Management's report on Grainger's internal control over financial reporting is included on page 34 of this Report under the heading Management's Annual Report on Internal Control Over Financial Reporting.

(B)	Attestation Report of the Registered Public Accounting Firm

The report from Ernst & Young LLP on its audit of the effectiveness of Grainger's internal control over financial reporting as of December 31, 2012, is included on page 35 of this Report under the heading Report of Independent Registered Public Accounting Firm.

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

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 24, 2013, under the captions “Directors,” “Board of Directors and Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  Information required by this item regarding executive officers of Grainger is set forth below under the caption “Executive Officers.”

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
Executive Officers
Following is information about the Executive Officers of Grainger including age as of March 1, 2013. Executive Officers of Grainger generally serve until the next annual election of officers, or until earlier resignation or removal.

Name and Age	Positions and Offices Held and Principal Occupation and Employment During the Past Five Years
Laura D. Brown (49)
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

Court D. Carruthers (40)
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

Timothy M. Ferrarell (55)
Senior Vice President and Chief Information Officer, a position assumed in June 2007. Prior to this role, Mr. Ferrarell served as Senior Vice President, Enterprise Systems, since June 2001, and took on responsibility for Enterprise Processes in 2006. He has served in increasingly responsible roles since joining Grainger in 1990 including Vice President, Quality and Business Planning, Vice President, Marketing Communications, Vice President, Product Line Development, and Director, Product Management.

Joseph C. High (58)
Mr. High joined Grainger as Senior Vice President, Chief People Officer in June 2011. Prior to joining Grainger, Mr. High was the Senior Vice President of Human Resources at Owens Corning in Toledo, Ohio, a position assumed in 2004.

John L. Howard (55)	Senior Vice President and General Counsel, a position assumed in 2000.
Gregory S. Irving (54)
Vice President and Controller, a position assumed in 2008. Previously, Mr. Irving served as Vice President, Finance, for Acklands - Grainger Inc. since 2004. After joining Grainger in 1999 he served in various management positions including Vice President, Financial Services and Director, Internal Audit.

Ronald L. Jadin (52)
Senior Vice President and Chief Financial Officer, a position assumed in 2008. Previously, Mr. Jadin served as Vice President and Controller, a position assumed in 2006 after serving as Vice President, Finance. Upon joining Grainger in 1998, he served as Director, Financial Planning and Analysis.

Donald G. Macpherson (45)
Senior Vice President and President, Global Supply Chain and Corporate Strategy, a position assumed in 2012 after serving as Senior Vice President, Global Supply Chain, a position assumed in 2008. Mr. Macpherson joined Grainger in 2008 as Senior Vice President, Supply Chain. Before joining Grainger, he was Partner and Director of the Boston Consulting Group, a global management consulting firm and advisor on business strategy.

Michael A. Pulick (48)
Senior Vice President and President, Grainger International, a position assumed in 2012 after serving as Senior Vice President and President, Grainger U.S., a position assumed in 2008. Previously, Mr. Pulick served as Senior Vice President of Customer Service, a position assumed in 2006. After joining Grainger in 1999, Mr. Pulick has held a number of increasingly responsible positions in Grainger's supplier and product management areas including Vice President, Product Management and Vice President, Merchandising.

James T. Ryan (54)
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

Item 11: Executive Compensation

The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 24, 2013, under the captions “Board of Directors and Board Committees,” “Director Compensation,” “Report of the Compensation Committee of the Board” and “Compensation Discussion and Analysis.”

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 24, 2013, under the captions “Ownership of Grainger Stock” and “Equity Compensation Plans.”

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 24, 2013, under the captions "Election of Directors" and "Transactions with Related Persons."

Item 14: Principal Accounting Fees and Services

The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 24, 2013, under the caption “Audit Fees and Audit Committee Pre-Approval Policies and Procedures.”

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
				(vi)	Supplemental Profit Sharing Plan, as amended, incorporated by reference to Exhibit 10(viii) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2003.
				(vii)	Supplemental Profit Sharing Plan II, as amended, incorporated by reference to Exhibit 10(b)(ix) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2007.
				(viii)	Voluntary Salary and Incentive Deferral Plan, as amended, incorporated by reference to Exhibit 10(b)(xi) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2007.
				(ix)	Summary Description of the 2013 Directors Compensation Program.

	(x)	2005 Incentive Plan, as amended, incorporated by reference to Exhibit 10(d) to Grainger's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
	(xi)	2010 Incentive Plan, incorporated by reference to Exhibit B of Grainger’s Proxy Statement dated March 12, 2010.
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

(xvii)
Form of 2010 Performance Share Award Agreement between Grainger and certain of its executive officers, incorporated by reference to Exhibit 10(b)(xviii) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2011.

(xviii)
Form of 2011 Performance Share Award Agreement between Grainger and certain of its executive officers, incorporated by reference to Exhibit 10(b)(xix) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2011.

	(xix)	Form of 2012 Performance Share Award Agreement between Grainger and certain of its executive officers.
(xx)
Letter of Agreement - Long-Term International Assignment to Mr. Court D. Carruthers dated December 22, 2011, incorporated by reference to Exhibit 10(b)(xxi) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2011.

	(xxi)	Summary Description of the 2013 Management Incentive Program.
	(xxii)	Incentive Program Recoupment Agreement, incorporated by reference to Exhibit 10(b)(xxv) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2009.
(xxiii)
Form of Change in Control Employment Agreement between Grainger and certain of its executive officers incorporated by reference to Exhibit 10(b)(xxvii) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2010.

(21)	Subsidiaries of Grainger.
(23)	Consent of Independent Registered Public Accounting Firm.
(31)	Rule 13a – 14(a)/15d – 14(a) Certifications
	(a)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(b)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
Chief Executive Officer and Chief Financial Officer certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
December 31, 2012, 2011 and 2010

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

Grainger's management assessed the effectiveness of Grainger's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its assessment under that framework and the criteria established therein, Grainger's management concluded that Grainger's internal control over financial reporting was effective as of December 31, 2012.

Ernst & Young LLP, an independent registered public accounting firm, has audited Grainger's internal control over financial reporting as of December 31, 2012, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
W.W. Grainger, Inc.

We have audited W.W. Grainger, Inc. and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). W.W. Grainger, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, W.W. Grainger, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of W.W. Grainger, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of W.W. Grainger, Inc. and subsidiaries and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
W.W. Grainger, Inc.
We have audited the accompanying consolidated balance sheets of W.W. Grainger, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of W.W. Grainger, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), W.W. Grainger Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 27, 2013

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)

	For the Years Ended December 31,
	2012	2011	2010
Net sales	$8,950,045	$8,078,185	$7,182,158
Cost of merchandise sold	5,033,885	4,567,393	4,176,474
Gross profit	3,916,160	3,510,792	3,005,684
Warehousing, marketing and administrative expenses	2,785,035	2,458,363	2,145,209
Operating earnings	1,131,125	1,052,429	860,475
Other income and (expense):
Interest income	2,660	2,068	1,215
Interest expense	(16,078)	(9,091)	(8,187)
Equity in net income (loss) of unconsolidated entities	—	314	(182)
Gain on sale of investment in unconsolidated entity	—	7,639	—
Other non-operating income	1,866	709	1,608
Other non-operating expense	(1,784)	(2,541)	(1,151)
Total other income and (expense)	(13,336)	(902)	(6,697)
Earnings before income taxes	1,117,789	1,051,527	853,778
Income taxes	418,940	385,115	340,196
Net earnings	698,849	666,412	513,582
Less: Net earnings attributable to noncontrolling interest	8,968	7,989	2,717
Net earnings attributable to W.W. Grainger, Inc.	$689,881	$658,423	$510,865
Earnings per share:
Basic	$9.71	$9.26	$7.05
Diluted	$9.52	$9.07	$6.93
Weighted average number of shares outstanding:
Basic	69,811,881	69,690,854	70,836,945
Diluted	71,181,733	71,176,158	72,138,858

The accompanying notes are an integral part of these consolidated financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)

	For the Years Ended December 31,
	2012	2011	2010
Net earnings	$698,849	$666,412	$513,582
Other comprehensive earnings (losses):
Foreign currency translation adjustments, net of tax (expense) benefit of $(1,653), $1,325 and $(3,397), respectively	7,344	(36,117)	46,450
Reclassification of cumulative currency translation	—	525	—
Defined postretirement benefit plan, net of tax (expense) benefit of $(47,948), $18,725 and $1,821, respectively	75,625	(30,038)	(2,874)
Other employment-related benefit plans and derivatives, net of tax benefit of $2,825, $89 and $2,321, respectively	(9,519)	(1,932)	(4,287)
Total other comprehensive earnings (losses)	73,450	(67,562)	39,289
Comprehensive earnings, net of tax	772,299	598,850	552,871
Less: Comprehensive earnings attributable to noncontrolling interest:
Net earnings	8,968	7,989	2,717
Foreign currency translation adjustments	(8,866)	4,127	8,712
Comprehensive earnings attributable to W.W. Grainger, Inc.	$772,197	$586,734	$541,442

The accompanying notes are an integral part of these consolidated financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)

	As of December 31,
ASSETS	2012	2011
CURRENT ASSETS
Cash and cash equivalents	$452,063	$335,491
Accounts receivable (less allowances for doubtful
accounts of $19,449 and $18,801, respectively)	940,020	888,697
Inventories – net	1,301,935	1,268,647
Prepaid expenses and other assets	110,414	100,081
Deferred income taxes	55,967	47,410
Prepaid income taxes	40,241	54,574
Total current assets	2,900,640	2,694,900
PROPERTY, BUILDINGS AND EQUIPMENT
Land	265,224	252,161
Buildings, structures and improvements	1,224,044	1,186,002
Furniture, fixtures, machinery and equipment	1,271,166	1,127,159
	2,760,434	2,565,322
Less: Accumulated depreciation and amortization	1,615,861	1,505,027
Property, buildings and equipment – net	1,144,573	1,060,295
DEFERRED INCOME TAXES	51,536	100,830
GOODWILL	543,670	509,183
OTHER ASSETS AND INTANGIBLES – NET	374,179	350,854
TOTAL ASSETS	$5,014,598	$4,716,062

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS - CONTINUED
(In thousands of dollars, except for share and per share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY	As of December 31,
CURRENT LIABILITIES	2012	2011
Short-term debt	$79,071	$119,970
Current maturities of long-term debt	18,525	221,539
Trade accounts payable	428,782	477,648
Accrued compensation and benefits	165,450	207,010
Accrued contributions to employees’ profit sharing plans	170,434	159,950
Accrued expenses	204,800	178,652
Income taxes payable	12,941	23,156
Total current liabilities	1,080,003	1,387,925
LONG-TERM DEBT (less current maturities)	467,048	175,055
DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	119,280	100,218
EMPLOYMENT-RELATED AND OTHER NONCURRENT LIABILITIES	230,901	328,585
SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued or outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	54,830	54,830
Additional contributed capital	812,573	700,826
Retained earnings	5,278,577	4,806,110
Accumulated other comprehensive earnings (losses)	53,578	(28,738)
Treasury stock, at cost – 40,180,724 and 39,696,367 shares, respectively	(3,175,646)	(2,904,243)
Total W.W. Grainger, Inc. shareholders’ equity	3,023,912	2,628,785
Noncontrolling interest	93,454	95,494
Total shareholders' equity	3,117,366	2,724,279
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,014,598	$4,716,062

The accompanying notes are an integral part of these consolidated financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	For the Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$698,849	$666,412	$513,582
Provision for losses on accounts receivable	9,504	4,761	6,718
Deferred income taxes and tax uncertainties	12,343	1,666	(5,553)
Depreciation and amortization	159,049	149,200	149,678
Stock-based compensation	55,500	54,020	49,796
Gain on investment in unconsolidated entities	—	(7,639)	—
Change in operating assets and liabilities – net of business acquisitions:
Accounts receivable	(45,953)	(85,083)	(127,790)
Inventories	(14,872)	(219,680)	(80,545)
Prepaid expenses and other assets	8,346	(24,228)	(8,806)
Trade accounts payable	(54,314)	86,395	36,219
Other current liabilities	(58,673)	50,718	49,576
Current income taxes payable	(9,349)	16,827	(1,503)
Accrued employment-related benefits cost	45,795	45,680	18,128
Other – net	9,970	7,059	(3,055)
Net cash provided by operating activities	816,195	746,108	596,445
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment	(249,860)	(196,942)	(127,124)
Proceeds from sale of property, buildings and equipment	8,530	7,278	6,508
Cash paid for business acquisitions, net of cash acquired	(64,808)	(359,296)	(62,072)
Other – net	482	13,892	13,529
Net cash used in investing activities	(305,656)	(535,068)	(169,159)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	161,160	218,885	35,297
Payments against lines of credit	(205,006)	(194,325)	(29,799)
Proceeds from issuance of long-term debt	300,000	172,464	200,000
Payments of long-term debt and commercial paper	(219,950)	(179,296)	(239,122)
Proceeds from stock options exercised	72,084	84,337	86,528
Excess tax benefits from stock-based compensation	57,885	52,098	25,650
Purchase of treasury stock	(340,532)	(151,082)	(504,803)
Cash dividends paid	(220,077)	(180,527)	(152,338)
Net cash used in financing activities	(394,436)	(177,446)	(578,587)
Exchange rate effect on cash and cash equivalents	469	(11,557)	4,884
NET CHANGE IN CASH AND CASH EQUIVALENTS:	116,572	22,037	(146,417)
Cash and cash equivalents at beginning of year	335,491	313,454	459,871
Cash and cash equivalents at end of year	$452,063	$335,491	$313,454

Supplemental cash flow information:
Cash payments for interest (net of amounts capitalized)	$16,028	$8,996	$8,188
Cash payments for income taxes	$383,698	$312,616	$319,754
The accompanying notes are an integral part of these consolidated financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of dollars, except for per share amounts)

	W.W. Grainger, Inc. Shareholders' Equity
	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest
Balance at January 1, 2010	$54,830	$596,358	$3,966,508	$12,374	$(2,466,350)	$63,479
Exercise of stock options	—	(11,211)	—	—	98,052	171
Tax benefits on stock-based compensation awards	—	28,225	—	—	—	—
Stock option expense	—	17,163	—	—	—	333
Amortization of other stock-based compensation awards	—	29,725	—	—	—	—
Settlement and vesting of other stock-based compensation awards	—	(22,090)	—	—	9,297	—
Purchase of treasury stock	—	(484)	—	—	(498,011)	(428)
Net earnings	—	—	510,865	—	—	2,717
Other comprehensive earnings	—	—	—	30,577	—	8,712
Cash dividends paid ($2.08 per share)	—	—	(150,612)	—	—	(1,726)
Fair value at acquisition	—	—	—	—	—	9,196
Balance at December 31, 2010	$54,830	$637,686	$4,326,761	$42,951	$(2,857,012)	$82,454
Exercise of stock options	—	(11,506)	—	—	95,384	459
Tax benefits on stock-based compensation awards	—	55,824	—	—	—	—
Stock option expense	—	16,838	—	—	—	294
Amortization of other stock-based compensation awards	—	33,162	—	—	—	—
Settlement and vesting of other stock-based compensation awards	—	(31,067)	—	—	8,257	—
Purchase of treasury stock	—	(111)	—	—	(150,872)	(99)
Net earnings	—	—	658,423	—	—	7,989
Other comprehensive earnings	—	—	—	(71,689)	—	4,127
Cash dividends paid ($2.52 per share)	—	—	(179,074)	—	—	(1,453)
Fair value at acquisition	—	—	—	—	—	1,723
Balance at December 31, 2011	$54,830	$700,826	$4,806,110	$(28,738)	$(2,904,243)	$95,494
Exercise of stock options	—	(927)	—	—	72,502	564
Tax benefits on stock-based compensation awards	—	60,122	—	—	—	—

Stock option expense	—	17,898	—	—	—	105
Amortization of other stock-based compensation awards	—	35,125	—	—	—	—
Settlement and vesting of other stock-based compensation awards	—	(31,175)	—	—	1,452	—
Director's stock compensation	—	30,867	—	—	—	—
Purchase of treasury stock	—	(163)	—	—	(345,357)	(148)
Net earnings	—	—	689,881	—	—	8,968
Other comprehensive earnings	—	—	—	82,316	—	(8,866)
Cash dividends paid ($3.06 per share)	—	—	(217,414)	—	—	(2,663)
Balance at December 31, 2012	$54,830	$812,573	$5,278,577	$53,578	$(3,175,646)	$93,454

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

EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS
For investments in which the Company owns or controls from 20% to 50% of the voting shares, the equity method of accounting is used. Changes in interest arising from the issuance of stock by an investee are accounted for as additional contributed capital.

In October 2011, the Company divested its 49% stake in a joint venture, MRO Korea Co., Ltd., for $12 million, resulting in a pretax gain of $8 million ($5 million after-tax) net of the cumulative foreign currency losses reclassified from Accumulated other comprehensive earnings. The Company previously accounted for this investment under the equity method.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION
The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Net exchange gains or losses resulting from the translation of financial statements of foreign operations and related long-term debt and derivative instruments are recorded as a separate component of other comprehensive earnings. See Note 13 to the Consolidated Financial Statements.

RECLASSIFICATIONS
Certain amounts in the 2011 and 2010 financial statements, as previously reported, have been reclassified to conform to the 2012 presentation. Derivative instruments have been reclassified from the Deferred income taxes, tax uncertainties and derivative instruments line item to Employment-related and other noncurrent liabilities line item on the Consolidated Balance Sheet. This reclassification had no impact on the Consolidated Statement of Earnings or the Consolidated Statement of Cash Flows.

REVENUE RECOGNITION
Revenues recognized include product sales, billings for freight and handling charges and fees earned for services provided. The Company recognizes product sales and billings for freight and handling charges primarily on the date products are shipped to, or picked up by, the customer. The Company's standard shipping terms are FOB shipping point. On occasion, the Company will negotiate FOB destination terms. These sales are recognized upon delivery to the customer. eCommerce revenues, which accounted for 30% of total 2012 revenues, are recognized on the same terms as revenues through other channels. Fee revenues, which account for less than 1% of total 2012 revenues, are recognized after services are completed. Taxes collected from customers and remitted to governmental authorities are presented on a net basis and are not included in revenue.

COST OF MERCHANDISE SOLD
Cost of merchandise sold includes product and product-related costs, vendor consideration, freight-out and handling costs. The Company defines handling costs as those costs incurred to fulfill a shipped sales order.

VENDOR CONSIDERATION
The Company receives rebates and allowances from its vendors to promote their products. The Company utilizes numerous advertising programs to promote its vendors' products, including catalogs and other printed media, Internet, radio and other marketing programs. Most of these programs relate to multiple vendors, which makes supporting the specific, identifiable and incremental criteria difficult, and would require numerous assumptions and judgments. Based on the inexact nature of trying to track reimbursements to the advertising expenditure for each vendor, the Company treats most vendor advertising allowances as a reduction to Cost of merchandise sold rather than a reduction of operating (advertising) expenses. Rebates earned from vendors that are based on product purchases are capitalized into inventory as part of product purchase price. These rebates are credited to Cost of merchandise sold based on sales. Vendor rebates that are earned based on products sold are credited directly to Cost of merchandise sold.

ADVERTISING
Advertising costs are expensed in the year the related advertisement is first presented. Advertising expense was $173 million, $145 million and $123 million for 2012, 2011 and 2010, respectively. Most vendor-provided allowances are classified as an offset to Cost of merchandise sold. For additional information see VENDOR CONSIDERATION above.

Catalog expense is amortized equally over the life of the catalog, beginning in the month of its distribution. Advertising costs for catalogs that have not been distributed by year-end are capitalized as Prepaid expenses. Amounts included in Prepaid expenses at December 31, 2012 and 2011, were $46 million and $50 million, respectively.

WAREHOUSING, MARKETING AND ADMINISTRATIVE EXPENSES
Included in this category are purchasing, branch operations, information services, and marketing and selling expenses, as well as other types of general and administrative costs.

STOCK INCENTIVE PLANS
The Company measures all share-based payments using fair-value-based methods and records compensation expense related to these payments over the vesting period. See Note 11 to the Consolidated Financial Statements.

INCOME TAXES
Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between financial and tax reporting. The Company recognizes in the financial statements a provision for tax uncertainties, resulting from application of complex tax regulations in multiple tax jurisdictions. See Note 14 to the Consolidated Financial Statements.

OTHER COMPREHENSIVE EARNINGS (LOSSES)
The Company's Other comprehensive earnings (losses) include foreign currency translation adjustments, changes in fair value of derivatives designated as hedges and unrecognized gains (losses) on postretirement and other employment-related benefit plans. See Note 13 to the Consolidated Financial Statements.

CASH AND CASH EQUIVALENTS
The Company considers investments in highly liquid debt instruments, purchased with an original maturity of 90 days or less, to be cash equivalents.

CONCENTRATION OF CREDIT RISK
The Company places temporary cash investments with institutions of high credit quality and, by policy, limits the amount of credit exposure to any one institution.

The Company has a broad customer base representing many diverse industries doing business in all regions of the United States, Canada, Europe, Asia and Latin America. Consequently, no significant concentration of credit risk is considered to exist.

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

INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined primarily by the last-in, first-out (LIFO) method, which accounts for approximately 62% of total inventory. For the remaining inventory, cost is determined by the first-in, first-out (FIFO) method.

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

The Company capitalized interest costs of $1 million in each of years 2012, 2011 and 2010.

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

The Company recognized impairment charges of $2 million, $8 million and $4 million in 2012, 2011 and 2010, respectively, included in Warehousing, marketing and administrative expenses, to reduce the carrying value of certain long-lived assets to their estimated fair value pursuant to impairment indicators for property currently held for sale, lease terminations, idle assets and branch closures.

CAPITALIZED SOFTWARE
The Company capitalizes certain costs related to the purchase of internal-use software. Amortization of capitalized software is on a straight-line basis over three and five years. Amortization begins when the software is available for its intended use. Amortization expense was $16 million, $19 million and $24 million for the years ended December 31, 2012, 2011 and 2010, respectively. Capitalized software was $72 million and $44 million at December 31, 2012 and 2011, respectively. These costs are included in Other assets and intangibles - net on the Consolidated Balance Sheets.

GOODWILL AND OTHER INTANGIBLES
Goodwill is recognized as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. Goodwill is not amortized, but rather tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value.

The Company recognizes an acquired intangible apart from goodwill whenever the intangible arises from contractual or other legal rights, or whenever it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their estimated useful lives unless the estimated useful life is determined to be indefinite. Amortizable intangible assets are being amortized over useful lives of one to 22 years. The straight-line method of amortization is used as it has been determined to approximate customer attrition patterns and the use pattern of the assets. Impairment losses are recognized if the carrying amount of an intangible, subject to amortization, is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

The Company also maintains intangible assets with indefinite lives, which are not amortized. These intangibles are tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of these assets is less than their carrying value. See Note 2 and Note 3 to the Consolidated Financial Statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of cash and cash equivalents, receivables, and accounts payable approximate fair value due to the short-term nature of these financial instruments. The carrying value of long-term debt also approximates fair value due to the variable interest rates. The fair value of the Company's qualifying derivative instruments is recorded in the Consolidated Balance Sheets and is discussed in more detail in Note 8 to the Consolidated Financial Statements.

DERIVATIVE INSTRUMENTS AND HEDGING
The Company uses derivative financial instruments to manage exposures to fluctuations in interest rates and foreign currency exchange rates. The Company does not enter into derivative financial instruments for trading or speculative purposes. All derivative instruments are recognized as either assets or liabilities in the balance sheet at their fair value. Changes in the fair value of derivatives are recognized in net earnings or other comprehensive earnings (losses) depending on whether the derivative is designated as part of a qualifying hedging relationship. The ineffective portion of a qualifying hedging derivative and derivatives not designated as a hedge are recognized immediately in earnings. Instruments that do not qualify for hedge accounting are marked to market with the change recognized in current period earnings. See Note 8 and Note 13 to the Consolidated Financial Statements for additional information on the Company's derivative activities.

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

WARRANTY RESERVES
The Company generally warrants the products it sells against defects for one year. For a significant portion of warranty claims, the manufacturer of the product is responsible for expenses. For warranty expenses not covered by the manufacturer, the Company provides a reserve for future costs based primarily on historical experience. Amounts included in warranty reserves at December 31, 2012 and 2011, were $4 million and $3 million, respectively.

NEW ACCOUNTING STANDARDS
In July 2012, the Financial Accounting Standards Board issued updated guidance on the periodic testing of indefinite-lived assets for impairment. This guidance allows companies to assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset might be impaired. If it is determined that it is more likely than not that the fair value of such an asset exceeds its carrying value, no further testing is necessary. This guidance is applicable for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company early adopted this pronouncement and its adoption did not have a material effect on the consolidated financial statements.

NOTE 2 - BUSINESS ACQUISITIONS

On December 31, 2012, the Company acquired Techni-Tool, Inc. With 2011 sales of $88 million, Techni-Tool is a specialist distributor serving manufacturing customers. The Company paid $40 million for the Techni-Tool, Inc. acquisition, less cash acquired. Goodwill and intangibles recorded totaled approximately $23 million. The purchase price allocation has not been finalized and is subject to change, as the Company obtains additional information during the measurement period related to the valuation of acquired assets and liabilities.
On April 2, 2012, the Company acquired AnFreixo S.A. With 2011 sales of $37 million, AnFreixo, a former subsidiary of the Votorantim Group, is a broad-line distributor of MRO supplies in Brazil. The Company paid $25 million for the AnFreixo acquisition, less cash acquired. Goodwill and intangibles recorded totaled approximately $21 million. The purchase price allocation has not been finalized and is subject to change, as the Company obtains additional information during the measurement period related to the valuation of acquired assets and liabilities, including deferred taxes.
During 2011, the Company acquired Fabory for $358 million, less cash acquired. Goodwill recorded totaled $140 million. Purchased identified intangible assets totaled $131 million. Acquired intangibles primarily consist of customer relationships and trade names. Customer relationships will be amortized on a straight-line basis over 22 years. The indefinite-lived intangible is related to the Fabory trade name and trademarks.

During 2010, the Company acquired four companies and obtained a majority ownership in one joint venture for $62 million, less cash acquired.

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
The changes in the carrying amount of goodwill by segment are as follows (in thousands of dollars):

	United States	Canada	Other Businesses	Total
Balance at January 1, 2011	$151,220	$153,922	$82,090	$387,232
Acquisitions	—	171	135,080	135,251
Purchase price adjustments	11	—	—	11
Translation	—	(3,448)	(9,863)	(13,311)
Balance at December 31, 2011	151,231	150,645	207,307	509,183
Acquisitions	23,385	—	12,466	35,851
Purchase price adjustments	—	—	4,523	4,523
Impairment	(4,177)	—	—	(4,177)
Translation	—	4,130	(5,840)	(1,710)
Balance at December 31, 2012	$170,439	$154,775	$218,456	$543,670

The Company tests goodwill and intangible assets with indefinite lives for impairment annually in the fourth quarter and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. The Company tests goodwill for impairment at the reporting unit level. The Company first uses qualitative factors such as current company performance and overall economic factors to determine if it is more likely than not that the goodwill might be impaired and whether it is necessary to perform the two-step quantitative goodwill impairment test. In the two-step test, the Company compares the carrying value of the reporting unit to its fair value. If the carrying value of the reporting unit exceeds its estimated fair value, the second step is performed, where the implied fair value of goodwill is compared to its carrying value, to determine the amount of impairment.

As part of the annual evaluation of goodwill, the Company determined two reporting units required the two-step quantitative test. Based on lower than expected operating performance, the estimated fair value of Grainger Lighting Services (formerly known as Alliance Energy Solutions) decreased. The Company recorded a non-cash impairment charge of $4 million, included in Warehousing, marketing and administrative expenses, reducing the carrying value of goodwill to $13 million for this reporting unit. The estimated fair value of the other reporting unit with goodwill of $125 million exceeded its carrying value and no indication of impairment existed as of the test date.

The fair value estimates used in goodwill impairment analysis required significant judgment and were based on assumptions believed to be reasonable, including business plans, estimates of future revenues and operating margins, and assumptions about the overall economic climate and the competitive environment. There can be no assurance that the Company's estimates and assumptions will prove to be accurate predictions of the future. Changes in management's assumptions and estimates can have a significant impact on the fair value of forecasted cash flows. Due to the inherent uncertainties associated with these unobservable Level 3 inputs, the results of goodwill impairment tests may differ and impairment charges could occur in future periods.

Intangible assets included in Other assets and intangibles - net in the Consolidated Balance Sheets were comprised of the following (in thousands of dollars):

	As of December 31,
	2012			2011
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized customer lists and relationships	$279,068	$124,137	$154,931	$270,460	$114,422	$156,038
Amortized trademarks, trade names and other	34,907	21,885	13,022	35,280	19,914	15,366
Non-amortized trade names	74,782	—	74,782	76,025	—	76,025
Total intangible assets	$388,757	$146,022	$242,735	$381,765	$134,336	$247,429

The estimated useful lives for acquired intangibles are as follows:

Customer lists and relationships	6 to 22 years
Amortized trademarks, trade names and other	5 to 17 years
Amortization expense recognized on intangible assets was $13 million for 2012, $12 million for 2011 and $12 million for 2010, and is included in Warehousing, marketing, and administrative expenses on the Consolidated Statement of Earnings.
Estimated amortization expense for future periods is as follows (in thousands of dollars):

Year	Expense
2013	$12,372
2014	12,162
2015	11,913
2016	11,762
2017	11,215
Thereafter	108,529

NOTE 4 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following table shows the activity in the allowance for doubtful accounts (in thousands of dollars):

	For the Years Ended December 31,
	2012	2011
Balance at beginning of period	$18,801	$24,552
Provision for uncollectible accounts	9,504	4,761
Write-off of uncollectible accounts, net of recoveries	(9,100)	(8,138)
Business acquisitions, foreign currency and other	244	(2,374)
Balance at end of period	$19,449	$18,801

NOTE 5 - INVENTORIES

Inventories primarily consist of merchandise purchased for resale. Inventories would have been $376 million and $354 million higher than reported at December 31, 2012 and 2011, respectively, if the FIFO method of inventory accounting had been used for all Company inventories. Net earnings would have increased by $13 million, $11 million and $2 million for the years ended December 31, 2012, 2011 and 2010, respectively, using the FIFO method of accounting. Inventory values using the FIFO method of accounting approximate replacement cost. The Company provides reserves for excess and obsolete inventory. The reserve balance was $133 million and $125 million as of December 31, 2012 and 2011, respectively. The increase was due to the AnFreixo acquisition and higher reserve requirements in China and India.

NOTE 6 - SHORT-TERM DEBT

The following summarizes information concerning short-term debt (in thousands of dollars):

	As of December 31,
	2012	2011
Lines of credit	$79,071	$69,004
Commercial paper	—	50,000
Other short-term borrowings	—	966
	$79,071	$119,970

Lines of Credit
The Company had $138 million and $135 million of uncommitted lines of credit denominated in foreign currencies at December 31, 2012 and 2011, respectively. Foreign subsidiaries utilize the lines of credit to meet business growth and operating needs. The maximum month-end balance outstanding during the year was $79 million and $69 million for 2012 and 2011, respectively. The weighted average interest rates were 5.16% and 5.59% during 2012 and 2011, respectively. As of December 31, 2012 and 2011, the weighted average interest rates were 5.07% and 5.37%, respectively.

The Company had a committed line of credit of $400 million in 2012 and 2011 for which the Company paid a commitment fee of 0.10% in 2012 and 2011. This line of credit supports the issuance of commercial paper. The current line is due to expire in July 2014. There were no borrowings under this committed line of credit.

Commercial Paper
During 2011, the Company repaid $150 million of its previously issued $200 million commercial paper and accordingly, the Company reclassified the remaining $50 million from long-term debt to short-term debt as of December 31, 2011. In April 2012, the remaining $50 million commercial paper balance was repaid. The weighted average interest rates paid during 2012 and 2011 were 0.17% and 0.20% and the weighted average interest rate as of December 31, 2011 was 0.14%.

Letters of Credit
The Company had $21 million and $26 million of letters of credit at December 31, 2012 and 2011, respectively, primarily related to the Company's insurance program. Letters of credit were also issued to facilitate the purchase of products. Issued amounts were $4 million at both December 31, 2012 and 2011.

NOTE 7 - LONG-TERM DEBT

Long-term debt consisted of the following (in thousands of dollars):

	As of December 31,
	2012	2011
Bank term loan	$300,000	$219,932
Euro-denominated bank term loan	158,328	155,340
Other	27,245	21,322
Less current maturities	(18,525)	(221,539)
	$467,048	$175,055

Bank Term Loan
In May 2012, the Company entered into a $300 million, unsecured bank term loan, which matures in November 2016. The proceeds were used to refinance existing debt and for general corporate purposes. The Company may prepay the loan in whole or in part at its option.

At the election of the Company, the term loan shall bear interest at the Base Rate plus the Applicable Margin or the LIBOR Rate plus the Applicable Margin as defined within the term loan agreement. At December 31, 2012, the Company had elected a one month LIBOR Interest Period. The weighted average interest rate during the year was 1.23%.

Euro-Denominated Bank Term Loan
In August 2011, the Company entered into a €120 million, unsecured bank term loan in connection with the acquisition of Fabory, maturing in August 2016. The Company, at its option, may prepay this term loan in whole or in part. Payments of €2.5 million are due semi-annually, beginning February 28, 2013, with the remaining balance due at maturity. The weighted average interest rate paid during the year was 1.80%. The weighted average interest rate includes inputs from variable rates and an interest rate swap. See Note 8 to the Consolidated Financial Statements.

The scheduled aggregate principal payments related to long-term debt are due as follows (in thousands of dollars):

Year	Payment Amount
2013	$18,525
2014	27,411
2015	34,725
2016	388,030
2017	1,934
Thereafter	14,948

The Company's debt instruments include only standard affirmative and negative covenants for debt instruments of similar amounts and structure. The Company's debt instruments do not contain financial or performance covenants restrictive to the business of the Company, reflecting its strong financial position. The Company is in compliance with all debt covenants for the year ended December 31, 2012.

NOTE 8 - DERIVATIVE INSTRUMENTS

The fair value of significant derivative instruments included in Employment-related and other noncurrent liabilities was as follows (in thousands of dollars):

	As of December 31,
Derivatives Designated as Hedges	2012	2011
Interest rate swap	$4,120	$1,574
Foreign currency forwards	$7,916	$4,781
The fair values of these instruments are determined by using quoted market forward rates (Level 2 inputs) and reflect the present value of the amount that the Company would pay for contracts involving the same notional amounts and maturity dates.
During the fourth quarter of 2011, the Company entered into a pay-fixed / receive floating interest rate swap with a notional value of €60 million maturing in August 2016 to partially hedge the future interest expense of the euro-denominated term loan entered into to fund a portion of the Fabory acquisition. The swap is accounted for as a cash flow hedge. The effective portion of the changes in fair value of the derivative is reported as a component of other comprehensive earnings (losses) and reclassified to net income when the hedged transaction affects earnings.
During the fourth quarter of 2010, the Company entered into multiple foreign currency forward contracts with a total notional value of C$160 million maturing in September 2014. These forward contracts are designated and qualify as a hedge of an intercompany net investment in the Company's Canadian subsidiary. The Company uses the forward method of assessing hedge effectiveness for derivatives designated as hedging instruments of a net investment in a foreign subsidiary and all changes in fair value of the derivatives are reported as a component of other comprehensive earnings (losses), net of tax effects, as long as specific hedge accounting criteria are met.
Other foreign currency forward contracts entered into during the current and prior periods to hedge non-functional currency-denominated intercompany note receivables and forecasted U.S. dollar-denominated obligations by foreign subsidiaries of the Company were not material.
See Note 1 to the Consolidated Financial Statements for a description of the Company's Accounting Policy regarding derivative instruments and Note 13 to the Consolidated Financial Statements for additional information.

NOTE 9 - EMPLOYEE BENEFITS

The Company provides various retirement benefits to eligible employees, including contributions to defined contribution plans, pension benefits associated with defined benefit plans, postretirement medical benefits and other benefits. Eligibility requirements and benefit levels vary depending on employee location. Various foreign benefit plans cover employees in accordance with local legal requirements.

Defined Contribution Plans
A majority of the Company's U.S. employees are covered by a noncontributory profit sharing plan. This plan provides for annual employer contributions based upon a formula related primarily to earnings before federal income taxes, limited to a percentage of the total eligible compensation paid to eligible employees. The annual contribution is limited to a minimum of 8% and a maximum of 18% of total eligible compensation paid to eligible employees. The profit sharing plan expense was $165 million, $156 million and $143 million for 2012, 2011 and 2010, respectively.

The Company sponsors additional defined contribution plans available to certain U.S. and foreign employees for which contributions are paid by the Company and participating employees. The expense associated with these defined contribution plans totaled $12 million, $9 million and $8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Defined Benefit Plans and Other Retirement Plans
The Company sponsors a defined benefit plan which provides pension benefits for certain employees in the Netherlands. The annual pension benefit is based on 1.75 percent of a career average pay and years of service. The plan is insured and accordingly, all risks with respect to investments, mortality and longevity are covered by an insurance company. The assets of the plan are invested in a separate account with the insurer. A December 31 measurement date is utilized to value plan assets and obligations. Funding of the plan takes place through single premiums for obligations regarding future service years. As of December 31, 2012 and 2011, the pension plan was in an overfunded position with a net pension asset of $6 million and $13 million, respectively. In 2012, the expense related to this plan was not significant to the Company.

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

The net periodic benefits costs charged to operating expenses were $1 million in each of years 2012, 2011 and 2010. The net loss recognized in Accumulated other comprehensive earnings (AOCE) was $0.2 million and $0.7 million as of December 31, 2012 and 2011, respectively. The net gain recognized in AOCE was $0.4 million as of December 31, 2010. The plan benefits are paid as they come due from the general assets of the Company. The plan benefit obligation was $17 million as of December 31, 2012 and 2011.

Postretirement Benefits
The Company has a postretirement healthcare benefits plan that provides coverage for a majority of its United States employees hired prior to January 1, 2013 and their dependents should they elect to maintain such coverage upon retirement. Covered employees become eligible for participation when they qualify for retirement while working for the Company. Participation in the plan is voluntary and requires participants to make contributions toward the cost of the plan, as determined by the Company.

During the fourth quarter 2012, the Company implemented plan design changes effective January 1, 2013. Employees hired after January 1, 2013 will not be eligible for retiree health benefits. Active participants in the plan as of December 31, 2012 will remain eligible for retiree health benefits with the employee contribution structure modified for certain employees based on retirement eligibility. As a result of this plan amendment, the Company's postretirement benefit obligation declined $84 million as of December 31, 2012.

During the fourth quarter 2012, the Company also implemented an Employer Group Waiver Plan (EGWP) and a secondary supplemental "wrap-around" plan for its Medicare eligible retiree medical plan participants and will no longer apply for the Part D Retiree Drug Subsidy (RDS) effective January 1, 2013. The EGWP program does not alter the benefits expected to be provided to the plan participants and is expected to increase the level of Medicare subsidies that will offset plan costs. Accordingly, the event is recognized as an actuarial gain for the year ended December 31, 2012. As a result of this change, the Company's postretirement benefit obligation declined $19 million as of December 31, 2012.

The “Medicare Prescription Drug, Improvement and Modernization Act of 2003” provides a federal subsidy to retiree healthcare benefit plan sponsors that provide a prescription drug benefit that is at least actuarially equivalent to that provided by Medicare. As a result of the subsidy, the Company's accumulated postretirement benefit obligation (APBO) reflected a reduction of $68 million as of December 31, 2011. As a result of the implementation of the EGWP program, the benefit obligation is no longer reduced by Part D RDS as of December 31,2012. The subsidy reduced net periodic benefits costs by approximately $9 million, $7 million and $6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The net periodic benefits costs charged to operating expenses, which were valued with a measurement date of January 1 for each year, consisted of the following components (in thousands of dollars):

	For the Years Ended December 31,
	2012	2011	2010
Service cost	$20,058	$15,762	$14,293
Interest cost	12,810	13,352	12,852
Expected return on assets	(6,210)	(5,790)	(4,434)
Amortization of prior service credit	(495)	(495)	(495)
Amortization of transition asset	(143)	(143)	(143)
Amortization of unrecognized losses	4,827	3,269	3,649
Net periodic benefits costs	$30,847	$25,955	$25,722

The Company has elected to amortize the amount of net unrecognized losses over a period equal to the average remaining service period for active plan participants expected to retire and receive benefits of approximately 15.9 years for 2012.

Reconciliations of the beginning and ending balances of the APBO, which is calculated using a December 31 measurement date, the fair value of plan assets and the funded status of the benefit obligation follow (in thousands of dollars):

	2012	2011
Benefit obligation at beginning of year	$328,912	$257,978
Service cost	20,058	15,762
Interest cost	12,810	13,352
Plan participants' contributions	2,150	2,103
Plan amendment	(84,004)	—
Actuarial (gains) losses	(28,234)	44,883
Benefits paid	(6,047)	(5,551)
Medicare Part D Subsidy received	442	385
Benefit obligation at end of year	246,087	328,912

Plan assets available for benefits at beginning of year	103,519	96,507
Actual returns (losses) on plan assets	13,355	(720)
Employer's contributions	4,962	11,180
Plan participants' contributions	2,150	2,103
Benefits paid	(6,047)	(5,551)
Plan assets available for benefits at end of year	117,939	103,519

Noncurrent postretirement benefit obligation	$128,148	$225,393

The amounts recognized in AOCE consisted of the following components (in thousands of dollars):

	As of December 31,
	2012	2011
Prior service credit (cost)	$81,968	$(1,542)
Transition asset	286	428
Unrecognized losses	(78,407)	(118,612)
Deferred tax (liability) asset	(1,618)	46,330
Net gains (losses)	$2,229	$(73,396)

The components of AOCE related to the postretirement benefit costs that will be amortized into net periodic postretirement benefit costs in 2013 are estimated as follows (in thousands of dollars):

2013
Amortization of prior service credit	$(7,723)
Amortization of transition asset	(143)
Amortization of unrecognized losses	4,931
Estimated amount to be amortized from AOCE into net periodic postretirement benefit costs	$(2,935)

The benefit obligation was determined by applying the terms of the plan and actuarial models. These models include various actuarial assumptions, including discount rates, assumed rates of return on plan assets, healthcare cost trend rates, cost-sharing between the Company and the retirees. The Company evaluates its actuarial assumptions on an annual basis and considers changes in these long-term factors based upon market conditions and historical experience.

The following assumptions were used to determine net periodic benefit costs at January 1:

	For the Years Ended December 31,
	2012	2011	2010
Discount rate	4.50%	5.60%	6.00%
Expected long-term rate of return on plan assets, net of tax	6.00%	6.00%	6.00%
Initial healthcare cost trend rate	8.50%	9.00%	9.50%
Ultimate healthcare cost trend rate	5.00%	5.00%	5.00%
Year ultimate healthcare cost trend rate reached	2019	2019	2019

The following assumptions were used to determine benefit obligations at December 31:

	2012	2011	2010
Discount rate	4.00%	4.50%	5.60%
Expected long-term rate of return on plan assets, net of tax	6.00%	6.00%	6.00%
Initial healthcare cost trend rate	8.00%	8.50%	9.00%
Ultimate healthcare cost trend rate	5.00%	5.00%	5.00%
Year ultimate healthcare cost trend rate reached	2019	2019	2019

The discount rate assumptions reflect the rates available on high-quality fixed income debt instruments as of December 31, the measurement date, of each year.  These rates have been selected due to their similarity to the duration of the projected cash flows of the postretirement healthcare benefit plan.  As of December 31, 2012, the Company reduced the discount rate from 4.5% to 4.0% to reflect the decrease in the market interest rates which contributed to the increase in the unrealized actuarial loss at December 31, 2012.

The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A 1 percentage point change in assumed healthcare cost trend rates would have the following effects on 2012 results (in thousands of dollars):

	1 Percentage Point
	Increase	(Decrease)
Effect on total service and interest cost	$8,909	$(6,670)
Effect on APBO	35,541	(28,647)

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

	2012	2011
Registered investment companies
Fidelity Spartan U.S. Equity Index Fund	$51,169	$44,138
Vanguard 500 Index Fund	51,336	44,265
Vanguard Total International Stock	21,739	18,379
Total Assets	$124,244	$106,782

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

The funding of the trust is an estimated amount that is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended, and was $7 million and $17 million for the years ended December 31, 2011 and 2010, respectively. There was no additional funding of the trust for the year ended December 31, 2012. There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC.

The Company forecasts the following benefit payments (which include a projection for expected future employee service) for the next ten years (in thousands of dollars):

Year	Estimated Gross Benefit Payments
2013	$4,959
2014	5,714
2015	6,553
2016	7,530
2017	8,660
2018-2022	$61,393

NOTE 10 - LEASES

The Company leases certain land, buildings and equipment under noncancellable operating leases that expire at various dates through 2036. Capital leases as of December 31, 2012 are not considered material. Many of the building leases obligate the Company to pay real estate taxes, insurance and certain maintenance costs, and contain multiple renewal provisions, exercisable at the Company's option. Leases that contain predetermined fixed escalations of the minimum rentals are recognized in rental expense on a straight-line basis over the lease term. Cash or rent abatements received upon entering into certain operating leases are also recognized on a straight-line basis over the lease term.

At December 31, 2012, the approximate future minimum lease payments for all operating leases were as follows (in thousands of dollars):

Year	Future Minimum Lease Payments
2013	$54,456
2014	47,913
2015	39,641
2016	30,088
2017	20,433
Thereafter	39,156
Total minimum payments required	231,687
Less amounts representing sublease income	(1,803)
$229,884

Rent expense, including items under lease and items rented on a month-to-month basis, was $68 million, $72 million and $53 million for 2012, 2011 and 2010, respectively. These amounts are net of sublease income of $1 million, $2 million and $1 million for 2012, 2011 and 2010, respectively.

NOTE 11 - STOCK INCENTIVE PLANS

The Company maintains stock incentive plans under which the Company may grant a variety of incentive awards to employees and directors. In 2010, the Company's shareholders approved the 2010 Incentive Plan (Plan), which replaced all prior active plans (Prior Plans). Awards previously granted under Prior Plans will remain outstanding in accordance with their terms. A total of 5.9 million shares of common stock have been reserved for issuance under the Plan. As of December 31, 2012, there were 2.5 million shares available for grant under the Plan. Non-qualified stock options, performance shares, restricted stock units and deferred stock units have been granted and are outstanding under these plans.

Pretax stock-based compensation expense was $53 million, $51 million, and $47 million in 2012, 2011 and 2010, respectively. Related income tax benefits recognized in earnings were $18 million in each of the years 2012 and 2011 and $17 million in 2010.

Options
In 2012, 2011 and 2010, the Company issued stock option grants to employees as part of their incentive compensation. In 2010, the Company also provided broad-based stock option grants covering 256,000 shares to those employees who reached major service milestones and were not participants in other stock option programs.

Option awards are granted with an exercise price equal to the closing market price of the Company's stock on the last trading day preceding the date of grant. The options generally vest over three years, although accelerated vesting is provided in certain circumstances. Awards generally expire ten years from the grant date. Transactions involving stock options are summarized as follows:

	Shares Subject to Option	Weighted Average Price Per Share	Options Exercisable
Outstanding at January 1, 2010	5,474,596	$68.07	3,141,996
Granted	945,450	$106.70
Exercised	(1,444,898)	$64.39
Canceled or expired	(93,900)	$84.02
Outstanding at December 31, 2010	4,881,248	$77.61	2,486,478
Granted	520,327	$149.15
Exercised	(1,323,883)	$63.08
Canceled or expired	(117,017)	$89.18
Outstanding at December 31, 2011	3,960,675	$91.53	1,808,667
Granted	404,111	$203.96
Exercised	(972,015)	$74.14
Canceled or expired	(34,055)	$105.36
Outstanding at December 31, 2012	3,358,716	$109.95	1,629,468

At December 31, 2012, there was $14 million of total unrecognized compensation expense related to nonvested option awards, which the Company expects to recognize over a weighted average period of 1.8 years.

The following table summarizes information about stock options exercised (in thousands of dollars):

	For the years ended December 31,
	2012	2011	2010
Fair value of options exercised	$18,120	$20,933	$22,665
Total intrinsic value of options exercised	126,138	124,441	75,204
Fair value of options vested	15,551	13,549	17,974
Settlements of options exercised	72,066	83,504	87,024

Information about stock options outstanding and exercisable as of December 31, 2012, is as follows:

	Options Outstanding				Options Exercisable
		Weighted Average				Weighted Average
Range of Exercise Prices	Number	Remaining Contractual Life	Exercise Price	Intrinsic Value (000's)	Number	Remaining Contractual Life	Exercise Price	Intrinsic Value (000's)
$45.50 - $78.86	714,047	2.92 years	$65.56	$97,688	714,047	2.92 years	$65.56	$97,688
$81.49 - $85.82	875,035	5.70 years	$83.23	104,251	875,035	5.70 years	$83.23	104,251
$91.61 - $108.15	848,250	7.25 years	$106.53	81,282	36,550	6.97 years	$105.20	3,552
$110.54 - $204.24	921,384	8.75 years	$172.86	27,187	3,836	8.53 years	$160.89	159
	3,358,716	6.34 years	$109.95	$310,408	1,629,468	4.52 years	$76.16	$205,650

The Company uses a binomial lattice option pricing model for the valuation of stock options. The weighted average fair value of options granted in 2012, 2011 and 2010 was $43.98, $33.95 and $24.53, respectively. The fair value of each option granted in 2012, 2011 and 2010 used the following assumptions:

	For the years ended December 31,
	2012	2011	2010
Risk-free interest rate	1.1%	2.6%	2.9%
Expected life	6 years	6 years	6 years
Expected volatility	25.9%	24.6%	24.7%
Expected dividend yield	1.6%	1.8%	2.0%

The risk-free interest rate is selected based on yields from U.S. Treasury zero-coupon issues with a remaining term approximately equal to the expected term of the options being valued. The expected life selected for options granted during each year presented represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behavior. Expected volatility is based upon implied and historical volatility of the Company's closing stock price over a period equal to the expected life of each option grant. Historical company information is also the primary basis for selection of expected dividend yield assumptions.

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

Performance share value is based upon closing market prices on the last trading day preceding the date of award and is charged to earnings on a ratable basis over the three-year period based on the number of shares expected to vest. Holders of performance share awards are not entitled to receive cash payments equivalent to cash dividends. If the performance shares vest, they will be settled by the Company's issuance of common stock in exchange for the performance shares on a one-for-one basis. The following table summarizes the transactions involving performance-based share awards:

	2012		2011		2010
	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share
Beginning nonvested shares outstanding	192,740	$109.16	177,120	$84.74	72,362	$80.01
Issued	28,639	$177.75	96,236	$127.43	140,400	$87.29
Cancelled	(1,666)	$114.41	(13,056)	$87.24	(1,069)	$86.00
Vested	(101,734)	$90.47	(67,560)	$72.86	(34,573)	$86.00
Ending nonvested shares outstanding	117,979	$141.86	192,740	$109.16	177,120	$84.74

At December 31, 2012, there was $7 million of total unrecognized compensation expense related to performance-based share awards that the Company expects to recognize over a weighted average period of 1.5 years.

Restricted Stock Units (RSUs)
RSUs granted vest over periods from three to seven years from issuance, although accelerated vesting is provided in certain instances. Holders of RSUs are entitled to receive cash payments equivalent to cash dividends and other distributions paid with respect to common stock. RSUs are settled by the issuance of the Company's common stock on a one-for-one basis. Compensation expense related to RSUs is based upon the closing market price on the last trading day preceding the date of award and is charged to earnings on a straight-line basis over the vesting period. The following table summarizes RSUs activity:

	2012		2011		2010
	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share
Beginning nonvested units	1,119,488	$100.76	1,205,787	$88.65	1,241,364	$80.96
Issued	152,995	$204.26	242,212	$152.55	274,740	$109.63
Cancelled	(37,972)	$123.01	(92,202)	$89.57	(61,745)	$82.59
Vested	(255,623)	$88.36	(236,309)	$86.13	(248,572)	$77.37
Ending nonvested units	978,888	$118.60	1,119,488	$100.76	1,205,787	$88.65
Fair value of shares vested (in millions)	$23		$20		$19

At December 31, 2012, there was $54 million of total unrecognized compensation expense related to nonvested RSUs that the Company expects to recognize over a weighted average period of 3 years.

Director Stock Awards
The Company's Board of Directors receive both cash and deferred stock units (DSUs) for its services.  A deferred stock unit is the economic equivalent of a share of common stock.  The directors were each awarded $115,000 of deferred stock units in 2012 and 2011, and $100,000 in 2010.  The number of units granted was based on the 200-day average stock price as of January 31 of the grant year.  Compensation expense related to the DSUs is based upon the closing market price on the last trading day. DSUs vest immediately at grant and are entitled to receive dividends and other distributions with respect to common stock, which are deferred as stock units, based on the market value of the stock at relevant times. Directors can also elect to defer their cash fees in the form of deferred stock units. Settlement of DSUs is required to be deferred until after termination of service as a director.  Effective April 2012, the Board approved a change in the settlement procedure to eliminate the cash settlement option and the directors agreed to settle their outstanding DSUs in shares.  As of December 31, 2012, 2011 and 2010, there were eleven nonemployee directors and one former nonemployee director who held DSUs.  The accumulated value of DSUs of $31 million is recorded in Additional paid in capital at December 31, 2012.  The outstanding DSUs were recorded as a liability of $27 million and $18 million in Employment-related and other noncurrent liabilities at December 31, 2011 and 2010, respectively.  The following table summarizes DSUs activity (dollars in thousands):

	2012		2011		2010
	Units	Dollars	Units	Dollars	Units	Dollars
Beginning balance	142,797	$26,730	130,377	$18,006	113,509	$10,991
Dividends	2,273	454	2,244	350	2,416	261
Deferred fees	9,170	1,871	12,601	1,878	14,452	1,563
Retirement distribution	(2,465)	(461)	(2,425)	(335)	—	—
Unit appreciation	—	2,358	—	6,831	—	5,191
Ending balance	151,775	$30,952	142,797	$26,730	130,377	$18,006

NOTE 12 - CAPITAL STOCK

The Company had no shares of preferred stock outstanding as of December 31, 2012 and 2011. The activity related to outstanding common stock and common stock held in treasury was as follows:

	2012		2011
	Outstanding Common Stock	Treasury Stock	Outstanding Common Stock	Treasury Stock
Balance at beginning of period	69,962,852	39,696,367	69,377,802	40,281,417
Exercise of stock options, net of 5,310, and 0 shares swapped in stock-for-stock exchange, respectively	966,705	(966,705)	1,323,883	(1,323,883)
Settlement of restricted stock units, net of 121,353 and 141,467 shares retained, respectively	225,997	(225,997)	257,931	(257,931)
Settlement of performance share units, net of 23,590 and 11,731 shares retained, respectively	44,051	(44,051)	22,842	(22,842)
Purchase of treasury shares	(1,721,110)	1,721,110	(1,019,606)	1,019,606
Balance at end of period	69,478,495	40,180,724	69,962,852	39,696,367

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE EARNINGS

The following table sets forth the components of Accumulated other comprehensive earnings (losses) (in thousands of dollars):

	As of December 31,
	2012	2011
Foreign currency translation adjustments	$85,231	$76,234
Derivative instruments	(11,965)	(6,286)
Postretirement benefit plan	3,847	(119,726)
Other employment-related benefit plans	(9,835)	(3,170)
Deferred tax (liability) asset	(11,184)	35,592
Total accumulated other comprehensive earnings (losses)	56,094	(17,356)
Less: Foreign currency translation adjustments attributable to noncontrolling interest	2,516	11,382
Total accumulated other comprehensive earnings (losses) attributable to W.W. Grainger, Inc.	$53,578	$(28,738)

The change in comprehensive earnings (losses) on Postretirement benefit plan was primarily due to changes made to the plan, partially offset by a decrease in the discount rate. See Note 9 to the Consolidated Financial Statements.

NOTE 14 - INCOME TAXES

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

Income tax expense consisted of the following (in thousands of dollars):

	For the Years Ended December 31,
	2012	2011	2010
Current provision:
Federal	$324,848	$275,489	$283,481
State	40,508	49,098	48,241
Foreign	53,564	45,405	21,235
Total current	418,920	369,992	352,957
Deferred tax provision (benefit)	20	15,123	(12,761)
Total provision	$418,940	$385,115	$340,196

Net earnings before income taxes by geographical area consisted of the following (in thousands of dollars):

	For the Years Ended December 31,
	2012	2011	2010
United States	$982,220	$917,820	$802,135
Foreign	135,569	133,707	51,643
	$1,117,789	$1,051,527	$853,778

The income tax effects of temporary differences that gave rise to the net deferred tax asset were (in thousands of dollars):

	As of December 31,
	2012	2011
Deferred tax assets:
Inventory	$30,991	$26,845
Accrued expenses	26,706	30,411
Accrued employment-related benefits	139,931	170,514
Foreign operating loss carryforwards	67,148	58,813
Other	31,008	23,870
Deferred tax assets	295,784	310,453
Less valuation allowance	(54,434)	(53,739)
Deferred tax assets, net of valuation allowance	$241,350	$256,714
Deferred tax liabilities:
Property, buildings and equipment	(37,876)	(22,498)
Intangibles	(114,955)	(112,569)
Software	(16,653)	(10,194)
Prepaids	(20,509)	(22,038)
Other	(19,291)	(16,893)
Deferred tax liabilities	(209,284)	(184,192)
Net deferred tax asset	$32,066	$72,522
The net deferred tax asset is classified as follows:
Current assets	$55,967	$47,410
Noncurrent assets	51,536	100,830
Noncurrent liabilities (foreign)	(75,437)	(75,718)
Net deferred tax asset	$32,066	$72,522

At December 31, 2012, the Company had $253 million of operating loss carryforwards related primarily to foreign operations. Some of the operating loss carryforwards may expire at various dates through 2022. The valuation allowance represents a provision for uncertainty as to the realization of the tax benefits of these carryforwards. In addition, the Company recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized.

The changes in the valuation allowance were as follows (in thousands of dollars):

	For the Years Ended December 31,
	2012	2011
Beginning balance	$53,739	$20,087
Increase related to foreign net operating loss carryforwards	695	33,652
Ending balance	$54,434	$53,739

The increase in the valuation allowance for foreign net operating loss carryforwards at December 31, 2011, relates primarily to the acquisition of Fabory. See Note 2 to the Consolidated Financial Statements.

A reconciliation of income tax expense with federal income taxes at the statutory rate follows (in thousands of dollars):

	For the Years Ended December 31,
	2012	2011	2010
Federal income tax at the 35% statutory rate	$391,226	$368,034	$298,822
State income taxes, net of federal income tax benefit	26,099	32,226	30,457
Other - net	1,615	(15,145)	10,917
Income tax expense	$418,940	$385,115	$340,196
Effective tax rate	37.5%	36.6%	39.8%

In 2011, other - net included the tax benefit related to settlement of various tax reviews during 2011 and the benefit of tax law changes in Japan enacted in the fourth quarter of 2011. In 2010, other - net included an expense related to the U.S. healthcare legislation.

Undistributed earnings of foreign subsidiaries at December 31, 2012, amounted to $326 million. No provision for deferred U.S. income taxes has been made for these subsidiaries because the Company intends to permanently reinvest such earnings in its foreign operations.

The changes in the liability for tax uncertainties, excluding interest, are as follows (in thousands of dollars):

	2012	2011
Balance at beginning of year	$22,760	$34,060
Additions to tax positions related to the current year	11,369	8,067
Additions for tax positions of prior years	8,977	2,175
Reductions for tax positions of prior years	(1,447)	(8,087)
Reductions due to statute lapse	(737)	(696)
Settlements, audit payments, refunds - net	15	(12,759)
Balance at end of year	$40,937	$22,760

The Company classifies the liability for tax uncertainties in Deferred income taxes and tax uncertainties. Included in this amount are $6 million and $3 million at December 31, 2012 and 2011, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Any changes in the timing of deductibility of these items would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authorities to an earlier period. The increase in the additions to tax positions of prior years in 2012 related primarily to acquisitions.

The Company regularly undergoes examination of its federal income tax returns by the Internal Revenue Service (IRS). During 2011, the Company concluded the review of its 2007 and 2008 federal income tax returns with the IRS.  The Company's federal tax returns for 2009 and 2010 are currently under audit by the IRS, and the tax years 2011 and 2012 are open. The Company is also subject to audit by state, local and foreign taxing authorities.  Tax years 2002 - 2012 remain subject to state and local audits and 2005 - 2012 remain subject to foreign audits.  The estimated amount of liability associated with the Company's uncertain tax positions may change within the next twelve months due to the pending audit activity, expiring statutes or tax payments.

The Company recognizes interest expense in the provision for income taxes. During 2012 and 2010, the Company recognized an expense of $1 million for each year. During 2011, the Company recognized a net benefit of $1 million, primarily due to settlement of audits and a statute lapse. As of December 31, 2012 and 2011, the Company accrued approximately $2 million and $1 million, respectively, for interest.

NOTE 15 - EARNINGS PER SHARE
The Company’s unvested Restricted Stock Units and Directors' Deferred Stock Units that contain nonforfeitable rights to dividends meet the criteria of a participating security. Under the two-class method, earnings are allocated between common stock and participating securities. The presentation of basic and diluted earnings per share is required only for each class of common stock and not for participating securities. As such, the Company presents basic and diluted earnings per share for its one class of common stock.
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
The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):

	For the Years Ended December 31,
	2012	2011	2010

Net earnings attributable to W.W. Grainger, Inc. as reported	$689,881	$658,423	$510,865
Distributed earnings available to participating securities	(3,641)	(3,216)	(3,086)
Undistributed earnings available to participating securities	(8,704)	(9,635)	(8,355)
Numerator for basic earnings per share - Undistributed and distributed earnings available to common shareholders	677,536	645,572	499,424
Undistributed earnings allocated to participating securities	8,704	9,635	8,355
Undistributed earnings reallocated to participating securities	(8,540)	(9,438)	(8,208)
Numerator for diluted earnings per share - Undistributed and distributed earnings available to common shareholders	$677,700	$645,769	$499,571

Denominator for basic earnings per share – weighted average shares	69,811,881	69,690,854	70,836,945
Effect of dilutive securities	1,369,852	1,485,304	1,301,913
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	71,181,733	71,176,158	72,138,858
Earnings per share two-class method
Basic	$9.71	$9.26	$7.05
Diluted	$9.52	$9.07	$6.93

NOTE 16 - SEGMENT INFORMATION

The Company has two reportable segments:  the United States and Canada.  The United States operating segment reflects the results of the Company’s U.S. business.  The Canada operating segment reflects the results for Acklands – Grainger Inc., the Company’s Canadian business.  Other businesses include the Company's operations in Europe, Asia, Latin America and other U.S. operations. These businesses individually do not meet the criteria of a reportable segment. Operating segments generate revenue almost exclusively through the distribution of maintenance, repair and operating supplies, as service revenues account for less than 1% of total revenues for each operating segment.

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

Following is a summary of segment results (in thousands of dollars):

	2012
	United States	Canada	Other Businesses	Total
Total net sales	$6,925,842	$1,105,782	$1,006,762	$9,038,386
Intersegment net sales	(87,249)	(363)	(729)	(88,341)
Net sales to external customers	6,838,593	1,105,419	1,006,033	8,950,045

Segment operating earnings	1,132,722	127,412	20,289	1,280,423

Segment assets	1,884,102	387,915	347,905	2,619,922
Depreciation and amortization	99,229	14,058	19,202	132,489
Additions to long-lived assets	$182,985	$46,330	$21,611	$250,926

	2011
	United States	Canada	Other Businesses	Total
Total net sales	$6,501,343	$992,823	$647,666	$8,141,832
Intersegment net sales	(62,766)	(163)	(718)	(63,647)
Net sales to external customers	6,438,577	992,660	646,948	8,078,185

Segment operating earnings	1,066,324	107,582	30,984	1,204,890

Segment assets	1,845,703	335,900	331,896	2,513,499
Depreciation and amortization	100,017	12,840	11,035	123,892
Additions to long-lived assets	$148,803	$29,744	$13,402	$191,949

	2010
	United States	Canada	Other Businesses	Total
Total net sales	$6,020,069	$820,941	$389,621	$7,230,631
Intersegment net sales	(47,913)	(137)	(423)	(48,473)
Net sales to external customers	5,972,156	820,804	389,198	7,182,158

Segment operating earnings	920,222	46,836	11,661	978,719

Segment assets	1,629,208	313,133	151,348	2,093,689
Depreciation and amortization	105,478	12,407	7,809	125,694
Additions to long-lived assets	$100,194	$20,745	$5,660	$126,599

Following are reconciliations of the segment information with the consolidated totals per the financial statements (in thousands of dollars):

	2012	2011	2010
Operating earnings:
Total operating earnings for reportable segments	$1,280,423	$1,204,890	$978,719
Unallocated expenses	(149,298)	(152,461)	(118,244)
Total consolidated operating earnings	$1,131,125	$1,052,429	$860,475
Assets:
Assets for reportable segments	$2,619,922	$2,513,499	$2,093,689
Other current and noncurrent assets	1,967,480	1,749,029	1,323,082
Unallocated assets	427,196	453,534	487,606
Total consolidated assets	$5,014,598	$4,716,062	$3,904,377

	2012
	Segment Totals	Unallocated	Consolidated Total
Other significant items:
Depreciation and amortization	$132,489	$13,123	$145,612
Additions to long-lived assets	$250,926	$6,998	$257,924

		Revenues	Long-lived Assets
Geographic information:
United States		$6,786,361	$944,400
Canada		1,120,470	136,644
Other foreign countries		1,043,214	135,438
		$8,950,045	$1,216,482

	2011
	Segment Totals	Unallocated	Consolidated Total
Other significant items:
Depreciation and amortization	$123,892	$13,319	$137,211
Additions to long-lived assets	$191,949	$5,665	$197,614

		Revenues	Long-lived Assets
Geographic information:
United States		$6,388,506	$872,947
Canada		998,014	102,085
Other foreign countries		691,665	129,014
		$8,078,185	$1,104,046

	2010
	Segment Totals	Unallocated	Consolidated Total
Other significant items:
Depreciation and amortization	$125,694	$12,099	$137,793
Additions to long-lived assets	$126,599	$4,941	$131,540

		Revenues	Long-lived Assets
Geographic information:
United States		$5,922,668	$845,008
Canada		823,220	87,325
Other foreign countries		436,270	64,900
		$7,182,158	$997,233

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

Depreciation and amortization presented above includes depreciation of long-lived assets and amortization of capitalized software.

NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of selected quarterly information for 2012 and 2011 is as follows (in thousands of dollars, except for per share amounts):

	2012 Quarter Ended
	March 31	June 30	September 30	December 31	Total
Net sales	$2,193,445	$2,249,275	$2,281,205	$2,226,120	$8,950,045
Cost of merchandise sold	1,219,113	1,270,932	1,287,245	1,256,595	5,033,885
Gross profit	974,332	978,343	993,960	969,525	3,916,160
Warehousing, marketing and administrative expenses	669,971	664,343	739,634	711,087	2,785,035
Operating earnings	304,361	314,000	254,326	258,438	1,131,125
Net earnings attributable to W.W. Grainger, Inc.	187,516	190,704	155,394	156,267	689,881
Earnings per share - basic	2.63	2.68	2.19	2.21	9.71
Earnings per share - diluted (1)	$2.57	$2.63	$2.15	$2.17	$9.52

	2011 Quarter Ended
	March 31	June 30	September 30	December 31	Total
Net sales	$1,883,612	$2,003,022	$2,114,647	$2,076,904	$8,078,185
Cost of merchandise sold	1,053,998	1,140,628	1,201,648	1,171,119	4,567,393
Gross profit	829,614	862,394	912,999	905,785	3,510,792
Warehousing, marketing and administrative expenses	567,000	597,112	609,959	684,292	2,458,363
Operating earnings	262,614	265,282	303,040	221,493	1,052,429
Net earnings attributable to W.W. Grainger, Inc.	157,933	169,885	182,121	148,484	658,423
Earnings per share - basic	2.23	2.39	2.56	2.08	9.26
Earnings per share - diluted	$2.18	$2.34	$2.51	$2.04	$9.07

(1)	The third quarter of 2012 included a $0.66 per share expense related to the settlement of disputes involving the GSA and USPS contracts.

NOTE 18 - CONTINGENCIES AND LEGAL MATTERS

The Company has been named, along with numerous other nonaffiliated companies, as a defendant in litigation in various states involving asbestos and/or silica. These lawsuits typically assert claims of personal injury arising from alleged exposure to asbestos and/or silica as a consequence of products purportedly distributed by the Company. In 2012, the Company was named in lawsuits relating to asbestos involving approximately 130 new plaintiffs, and lawsuits relating to asbestos and/or silica involving approximately 46 plaintiffs were dismissed with respect to the Company, typically based on the lack of product identification.

As of January 25, 2013, the Company is named in cases filed on behalf of approximately 1,925 plaintiffs in which there is an allegation of exposure to asbestos and/or silica. The Company has denied, or intends to deny, the allegations in all of the above-described lawsuits.  If a specific product distributed by the Company is identified in any of these lawsuits, the Company would attempt to exercise indemnification remedies against the product manufacturer.  In addition, the Company believes that a substantial number of these claims are covered by insurance.  The Company has entered into agreements with its major insurance carriers relating to the scope, coverage and costs of defense of lawsuits involving claims of exposure to asbestos.  While the Company is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on the Company's consolidated financial position or results of operations.

On December 26, 2012, the Company announced that it entered into a definitive settlement agreement (the “Agreement”) with the United States of America, acting through the Civil Division of the United States Department of Justice (DOJ).  The Agreement relates to previously disclosed discussions with the DOJ regarding the Company's compliance with its disclosure obligations and the pricing provisions of the Company's contracts with the General Services Administration and the United States Postal Service.  Pursuant to the Agreement, the Company paid the United States $70 million plus interest from September 20, 2012. In consideration of this payment, the United States released the Company with respect to claims alleged by the DOJ. The Agreement does not contain any admission of wrongdoing by the Company.  As previously disclosed, the Company recorded a $76 million liability for this matter for the quarter ended September 30, 2012.  This amount included an estimate for liabilities associated with alleged claims for tax, freight and billing errors that were not covered by the Agreement.

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

DATE: February 27, 2013

W.W. GRAINGER, INC.

By:	/s/ James T. Ryan
James T. Ryan
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Grainger on February 27, 2013, in the capacities indicated.

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