Form 10-Q
period 2013-03-31
GRAINGER W W INC
filed 2013-04-25
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
OR

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
Yes [  ]  No [X]

There were 69,544,054 shares of the Company’s Common Stock outstanding as of March 31, 2013.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net sales	$2,280,435	$2,193,445
Cost of merchandise sold	1,248,699	1,219,113
Gross profit	1,031,736	974,332
Warehousing, marketing and administrative expenses	688,431	669,971
Operating earnings	343,305	304,361
Other income and (expense):
Interest income	898	595
Interest expense	(3,166)	(3,057)
Other non-operating income	1,982	712
Other non-operating expense	(1,095)	(98)
Total other income and (expense)	(1,381)	(1,848)
Earnings before income taxes	341,924	302,513
Income taxes	127,397	113,055
Net earnings	214,527	189,458
Less: Net earnings attributable to noncontrolling interest	2,689	1,942
Net earnings attributable to W.W. Grainger, Inc.	$211,838	$187,516
Earnings per share:
Basic	$2.99	$2.63
Diluted	$2.94	$2.57
Weighted average number of shares outstanding:
Basic	69,562,387	70,132,777
Diluted	70,774,614	71,655,759
Cash dividends paid per share	$0.80	$0.66

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net earnings	$214,527	$189,458
Other comprehensive earnings (losses):
Foreign currency translation adjustments, net of tax benefit (expense) of $1,529 and $(1,312), respectively	(31,111)	16,266
Derivative instruments, net of tax (expense) benefit of $(1,132) and $600, respectively	2,378	(1,742)
Other	248	586
Comprehensive earnings, net of tax	186,042	204,568
Comprehensive earnings (losses) attributable to noncontrolling interest	(4,078)	(3,106)
Comprehensive earnings attributable to W.W. Grainger, Inc.	$190,120	$207,674

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
ASSETS	Mar 31, 2013	Dec 31, 2012
CURRENT ASSETS
Cash and cash equivalents	$485,516	$452,063
Accounts receivable (less allowances for doubtful
accounts of $18,726 and $19,449, respectively)	1,031,920	940,020
Inventories – net	1,230,614	1,301,935
Prepaid expenses and other assets	117,418	110,414
Deferred income taxes	53,347	55,967
Prepaid income taxes	4,613	40,241
Total current assets	2,923,428	2,900,640
PROPERTY, BUILDINGS AND EQUIPMENT	2,778,606	2,760,434
Less: Accumulated depreciation and amortization	1,645,200	1,615,861
Property, buildings and equipment – net	1,133,406	1,144,573
DEFERRED INCOME TAXES	56,220	51,536
GOODWILL	521,579	543,670
OTHER ASSETS AND INTANGIBLES – NET	379,095	374,179
TOTAL ASSETS	$5,013,728	$5,014,598

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	Mar 31, 2013	Dec 31, 2012
CURRENT LIABILITIES
Short-term debt	$73,602	$79,071
Current maturities of long-term debt	21,757	18,525
Trade accounts payable	431,848	428,782
Accrued compensation and benefits	154,255	165,450
Accrued contributions to employees’ profit sharing plans	46,933	170,434
Accrued expenses	196,557	204,800
Income taxes payable	64,470	12,941
Total current liabilities	989,422	1,080,003
LONG-TERM DEBT (less current maturities)	454,527	467,048
DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	118,995	119,280
EMPLOYMENT-RELATED AND OTHER NON-CURRENT LIABILITIES	232,594	230,901
SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	54,830	54,830
Additional contributed capital	827,171	812,573
Retained earnings	5,433,869	5,278,577
Accumulated other comprehensive losses	31,860	53,578
Treasury stock, at cost – 40,115,165 and 40,180,724 shares, respectively	(3,218,846)	(3,175,646)
Total W.W. Grainger, Inc. shareholders’ equity	3,128,884	3,023,912
Noncontrolling interest	89,306	93,454
Total shareholders' equity	3,218,190	3,117,366
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,013,728	$5,014,598

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$214,527	$189,458
Provision for losses on accounts receivable	1,496	2,631
Deferred income taxes and tax uncertainties	(1,000)	(2,178)
Depreciation and amortization	38,945	36,679
Stock-based compensation	11,547	11,443
Change in operating assets and liabilities – net of business acquisitions:
Accounts receivable	(101,803)	(86,639)
Inventories	60,122	36,845
Prepaid expenses and other assets	28,090	52,994
Trade accounts payable	8,672	(28,549)
Other current liabilities	(137,186)	(185,591)
Current income taxes payable	52,085	58,325
Employment-related and other non-current liabilities	5,620	22,246
Other – net	(4,698)	(1,426)
Net cash provided by operating activities	176,417	106,238
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment	(42,962)	(40,636)
Proceeds from sales of property, buildings and equipment	1,573	602
Other – net	(89)	666
Net cash used in investing activities	(41,478)	(39,368)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	36,167	35,005
Payments against lines of credit	(39,999)	(33,354)
Net (decrease) increase in long-term debt	(3,750)	3,252
Proceeds from stock options exercised	23,461	30,241
Excess tax benefits from stock-based compensation	12,650	18,185
Purchase of treasury stock	(69,797)	(61,757)
Cash dividends paid	(56,546)	(47,017)
Net cash used in financing activities	(97,814)	(55,445)
Exchange rate effect on cash and cash equivalents	(3,672)	(8,161)
NET CHANGE IN CASH AND CASH EQUIVALENTS	33,453	3,264
Cash and cash equivalents at beginning of year	452,063	335,491
Cash and cash equivalents at end of period	$485,516	$338,755

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

The Condensed Consolidated Financial Statements of the Company and the related notes are unaudited and should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

The Condensed Consolidated Balance Sheet as of December 31, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information reflects all adjustments (primarily consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the statements contained herein.

2.    NEW ACCOUNTING STANDARDS

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (AOCI) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012 and early adoption is permitted. The Company adopted ASU 2013-02 for the three months ended March 31, 2013. The adoption of ASU 2013-02 did not have a material impact on the consolidated financial statements.

3.    DIVIDEND

On April 24, 2013, the Company’s Board of Directors declared a quarterly dividend of 93 cents per share, payable June 1, 2013, to shareholders of record on May 13, 2013. This represents a 16% increase from the prior quarterly rate of 80 cents per share.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.    DERIVATIVE INSTRUMENTS

The fair value of significant derivative instruments included in Employment-related and other non-current liabilities was as follows (in thousands of dollars):

Derivatives Designated as Hedges	Mar 31, 2013	Dec 31, 2012
Interest rate swap	$3,557	$4,120
Foreign currency forwards	$4,969	$7,916
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

5.    EMPLOYEE BENEFITS - POSTRETIREMENT

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

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components (in thousands of dollars):

	Three Months Ended March 31,
	2013	2012
Service cost	$2,727	$5,014
Interest cost	2,350	3,202
Expected return on assets	(1,769)	(1,553)
Amortization of transition asset	(35)	(35)
Amortization of unrecognized losses	1,116	1,207
Amortization of prior service credits	(1,853)	(124)
Net periodic benefit costs	$2,536	$7,711

The net periodic benefit costs decreased $5 million driven by plan design changes that went into effect on January 1, 2013. Active participants in the plan as of December 31, 2012, will remain eligible for retiree health benefits with the employee contribution structure modified for certain employees based on minimum age and service requirements. Employees hired after January 1, 2013, will not be eligible for retiree health benefits.

The Company has established a Group Benefit Trust to fund the plan and process benefit payments. The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended.  There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC.  During the three months ended March 31, 2013, the Company contributed $0.9 million to the trust.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.    SEGMENT INFORMATION

The Company has two reportable segments: the United States and Canada. The United States operating segment reflects the results of the Company's U.S. business. The Canada operating segment reflects the results for Acklands – Grainger Inc., the Company’s Canadian business. Other businesses include operations in Europe, Asia, Latin America and other U.S. operations. These other businesses individually do not meet the definition of a reportable segment. Operating segments generate revenue almost exclusively through the distribution of maintenance, repair and operating supplies, as service revenues account for less than 1% of total revenues for each operating segment. Following is a summary of segment results (in thousands of dollars):

	Three Months Ended March 31, 2013
	United States	Canada	Other Businesses	Total
Total net sales	$1,774,538	$283,140	$247,874	$2,305,552
Intersegment net sales	(24,889)	(39)	(189)	(25,117)
Net sales to external customers	$1,749,649	$283,101	$247,685	$2,280,435
Segment operating earnings	$330,888	$32,856	$8,251	$371,995

	Three Months Ended March 31, 2012
	United States	Canada	Other Businesses	Total
Total net sales	$1,700,709	$272,883	$238,956	$2,212,548
Intersegment net sales	(18,924)	(35)	(144)	(19,103)
Net sales to external customers	$1,681,785	$272,848	$238,812	$2,193,445
Segment operating earnings	$298,964	$29,700	$10,715	$339,379

	United States	Canada	Other Businesses	Total
Segment assets:
March 31, 2013	$1,920,946	$378,707	$347,304	$2,646,957
December 31, 2012	$1,884,102	$387,915	$347,905	$2,619,922

Following are reconciliations of segment information with the consolidated totals per the financial statements (in thousands of dollars):

	Three Months Ended March 31,
	2013	2012
Operating earnings:
Total operating earnings for operating segments	$371,995	$339,379
Unallocated expenses and eliminations	(28,690)	(35,018)
Total consolidated operating earnings	$343,305	$304,361

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Mar 31, 2013	Dec 31, 2012
Assets:
Total assets for operating segments	$2,646,957	$2,619,922
Other current and non-current assets	1,939,847	1,967,480
Unallocated assets	426,924	427,196
Total consolidated assets	$5,013,728	$5,014,598

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

Unallocated expenses decreased $6 million for the three months of 2013 compared to the three months of 2012, primarily due to a reduction in corporate support services spending.

Assets for reportable segments include net accounts receivable and first-in, first-out inventory which are reported to the Company's Chief Operating Decision Maker.

7.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):

	Three Months Ended
	March 31,
	2013	2012
Net earnings attributable to W.W. Grainger, Inc. as reported	$211,838	$187,516
Distributed earnings available to participating securities	(891)	(710)
Undistributed earnings available to participating securities	(2,750)	(2,641)
Numerator for basic earnings per share – Undistributed and distributed earnings available to common shareholders	208,197	184,165
Undistributed earnings allocated to participating securities	2,750	2,641
Undistributed earnings reallocated to participating securities	(2,704)	(2,586)
Numerator for diluted earnings per share – Undistributed and distributed earnings available to common shareholders	$208,243	$184,220
Denominator for basic earnings per share – weighted average shares	69,562,387	70,132,777
Effect of dilutive securities	1,212,227	1,522,982
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	70,774,614	71,655,759
Earnings per share two-class method
Basic	$2.99	$2.63
Diluted	$2.94	$2.57

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.    CONTIGENCIES AND LEGAL MATTERS

From time to time the Company is involved in various legal and administrative proceedings that are incidental to its business, including claims relating to product liability, premises liability, general negligence, environmental issues, employment, intellectual property and other matters. As a government contractor selling to federal, state and local governmental entities, the Company is also subject to governmental or regulatory inquiries or audits or other proceedings, including those related to pricing compliance. It is not expected that the ultimate resolution of any of these matters will have, either individually or in the aggregate, a material adverse effect on the Company's consolidated financial position or results of operations.

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

Business Environment
Given Grainger's large number of customers and the diverse industries it serves, several economic factors and industry trends tend to shape Grainger’s business environment. The overall economy and leading economic indicators provide general insight into projecting Grainger's growth. Grainger’s sales tend to correlate with Gross Domestic Product (GDP), Industrial Production, Exports, Business Investment, Business Inventory for the United States and Oil prices for Canada. The table below provides these estimated indicators for 2013:

	2013 Forecasted Growth
	United States	Canada
GDP	2.0%	1.6%
Industrial Production	3.2%	(0.2)%
Exports	3.2%	5.0%
Business Investment	6.9%	4.9%
Business Inventory	2.8%	—
Oil prices	—	$95/barrel
Source: Global Insight (April 2013)

According to the Federal Reserve, overall industrial production increased 3.5% from March 2012 to March 2013. This improvement positively affected Grainger's sales growth for the three months of 2013.

The light and heavy manufacturing customer end-markets have historically correlated with manufacturing employment levels and manufacturing output. The United States Department of Labor reported an increase of 0.6% in manufacturing employment levels. According to the Federal Reserve, manufacturing output increased 2.5% from March 2012 to March 2013. Grainger’s heavy and light manufacturing customer end-markets outperformed these indicators as sales to these customer end-markets increased in the mid single digits and high single digits, respectively, for the first quarter of 2013.

Outlook
On April 16, 2013, Grainger raised the low end of the 2013 sales growth guidance from a range of 3 to 9 percent to a range of 5 to 9 percent and also raised the low end of the 2013 earnings per share guidance from a range of $10.85 to $12.00 to a range of $11.30 to $12.00. These new estimates reflect the strong performance in the first quarter and expected returns from Grainger's initiatives.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability
There were 63 and 64 sales days in the first quarter of 2013 and 2012, respectively. Results in the first quarter of 2013 included the impact of the Easter holiday, while results in the first quarter of 2012 did not, due to the timing of the holiday. Grainger completed two acquisitions in 2012, both of which were immaterial individually and in the aggregate. Grainger’s operating results have included the results of each business acquired since the respective acquisition dates.

Results of Operations – Three Months Ended March 31, 2013
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Three Months Ended March 31,
	As a Percent of Net Sales		Percent Increase
	2013	2012
Net sales	100.0%	100.0%	4.0%
Cost of merchandise sold	54.8	55.6	2.4
Gross profit	45.2	44.4	5.9
Operating expenses	30.1	30.5	2.8
Operating earnings	15.1	13.9	12.8
Other income (expense)	(0.1)	(0.1)	(25.3)
Income taxes	5.6	5.2	12.7
Noncontrolling interest	0.1	0.1	38.5
Net earnings attributable to W.W. Grainger, Inc.	9.3%	8.5%	13.0%

Grainger’s net sales of $2,280 million for the first quarter of 2013 increased 4% compared with sales of $2,193 million for the comparable 2012 quarter. On a daily basis, sales increased 6%. The 6% daily increase for the year consisted of the following contributors:

Percent Increase/(Decrease)
Volume	3%
Price	2%
Business acquisitions	1%
Seasonal	1%
Foreign exchange	(1)%
Total	6%

Sales to most customer end-markets increased in the first quarter of 2013. The increase in net sales was led by growth in sales to light manufacturing and contractor customers, followed by diversified commercial services and heavy manufacturing customers. Refer to the Segment Analysis below for further details.

Gross profit of $1,032 million for the first quarter of 2013 increased 6%. The gross profit margin during the first quarter of 2013 increased 0.8 percentage point when compared to the same period in 2012, primarily driven by price increases exceeding product cost increases, partially offset by customer mix.

Operating expenses of $688 million for the first quarter of 2013 increased 3%, driven primarily by an incremental $22 million in spending to fund Grainger's growth programs and $9 million of incremental expense associated with two acquisitions completed in 2012, partially offset by savings resulting from restructuring actions taken in the Europe and Asia businesses in 2012.

Operating earnings for the first quarter of 2013 were $343 million, an increase of 13% compared to the first quarter of 2012. The increase in operating earnings was driven by higher sales, improved gross profit margins and positive operating expense leverage.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings attributed to W.W. Grainger, Inc. for the first quarter of 2013 increased by 13% to $212 million from $188 million in the first quarter of 2012. Diluted earnings per share of $2.94 in the first quarter of 2013 were 14% higher than the $2.57 for the first quarter of 2012, due to higher earnings and lower shares outstanding.

Segment Analysis
Grainger’s two reportable segments are the United States and Canada. The United States segment reflects the results of Grainger’s U.S. operating segment. The Canada segment reflects the results for Acklands – Grainger Inc., Grainger’s Canadian operating segment. Other businesses include operations in Europe, Asia, Latin America and other U.S operations, which are not material individually.

The following comments at the segment and business unit level include external and intersegment net sales and operating earnings. See Note 6 to the Condensed Consolidated Financial Statements.

United States
Net sales were $1,775 million for the first quarter of 2013, an increase of $74 million, or 4%, when compared with net sales of $1,701 million for the same period in 2012. On a daily basis, sales increased 6%. The 6% daily increase for the year consisted of the following contributors:

Percent Increase/(Decrease)
Price	3%
Volume	2%
Business acquisition	1%
Total	6%

The increase in net sales was led by growth in heavy and light manufacturing customers, followed by natural resources, diversified commercial services and contractor markets.

The gross profit margin increased 0.8 percentage point in the first quarter of 2013 over the comparable quarter of 2012, primarily driven by price increases exceeding product cost increases and strong growth of private label products, partially offset by customer mix.

Operating expenses were up 3% in the first quarter of 2013 versus the first quarter of 2012, driven by $20 million of incremental spending on growth initiatives such as eCommerce and sales force expansion.

Operating earnings of $331 million for the first quarter of 2013 increased 11% from $299 million for the first quarter of 2012, driven by higher sales, higher gross profit margins and positive operating expense leverage.

Canada
Net sales were $283 million for the first quarter of 2013, an increase of $10 million, or 4%, when compared with $273 million for the same period in 2012. On a daily basis, sales increased 5% or 6% in local currency for the first quarter of 2013. The 5% daily increase for the year consisted of the following contributors:

Percent Increase/(Decrease)
Volume	8%
Timing of Easter holiday	(2)%
Foreign exchange	(1)%
Total	5%

The increase in net sales was driven by strong growth in construction, commercial services, forestry, oil and gas and light manufacturing end markets.

The gross profit margin in the first quarter of 2013 was flat versus the first quarter of 2012.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating expenses were up 1% in the first quarter of 2013 versus the first quarter of 2012. In local currency, operating expenses increased 2%, primarily due to advertising and professional services, partially offset by lower bad debt expense driven by customer bankruptcies in 2012.

Operating earnings of $33 million for the first quarter of 2013 were up $3 million, or 11%, over the first quarter of 2012, in both U.S. dollars and local currency. The increase in earnings was due to strong sales growth and positive operating expense leverage.

Other Businesses
Net sales for other businesses, which include operations in Europe, Asia, Latin America and other U.S. operations, increased 4% for the first quarter of 2013 when compared to the same period in 2012. On a daily basis, sales increased 5%. The sales increase was due primarily to strong revenue growth in Japan and incremental sales from the business acquired in Brazil.

Percent Increase/(Decrease)
Volume/Price	6%
Acquisition	4%
Foreign exchange	(5)%
Total	5%

Operating earnings were $8 million in the first quarter of 2013, compared to $11 million in the first quarter of 2012. The decline in earnings performance for the quarter versus prior year was primarily driven by operating losses from the acquired business in Brazil, and lower earnings in some of the smaller businesses in Asia and Latin America. The earnings decline was partially offset by strong earnings growth in Japan and operating earnings growth in Europe related to lower expenses from restructuring actions taken in the 2012 fourth quarter.

Other Income and Expense
Other income and expense was a net expense of $1 million in the first quarter of 2013, compared to $2 million of expense in the first quarter of 2012.

Income Taxes
Grainger’s effective income tax rates were 37.3% and 37.4% for the three months ended March 31, 2013 and 2012, respectively. Grainger is currently projecting an effective tax rate of 37.3% to 37.7% for the full year.

Financial Condition

Cash Flow
Cash from operating activities continues to serve as Grainger’s primary source of liquidity. Net cash provided by operating activities was $176 million and $106 million for the three months ended March 31, 2013 and 2012, respectively. The primary contribution to cash flows from operating activities was net earnings of $215 million in the three months ended March 31, 2013 compared to $189 million in the three months of 2012. Partially offsetting these amounts were changes in operating assets and liabilities, which resulted in a net use of cash of $84 million in the three months of 2013 compared to $130 million in the first three months of 2012.

Net cash used in investing activities was $41 million and $39 million for the three months ended March 31, 2013 and 2012, respectively. Cash expended for additions to property, buildings, equipment and capitalized software was $43 million in the three months ended March 31, 2013, compared to $41 million in 2012.

Net cash used in financing activities was $98 million and $55 million for the three months ended March 31, 2013 and 2012, respectively. The $42 million increase in cash used in financing activities for the three months ended March 31, 2013 was due primarily to higher treasury stock purchases and dividend payments.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Working Capital
Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt and current maturities of long-term debt).

Working capital at March 31, 2013, was $1,660 million, an increase of $56 million when compared to $1,604 million at December 31, 2012. The working capital assets to working capital liabilities ratio increased to 2.9 at March 31, 2013, from 2.6 at December 31, 2012. The increase primarily related to lower compensation, employee benefits and profit sharing and bonus accruals due to the timing of annual payments.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit. Total debt as a percent of total capitalization was 14.6% at March 31, 2013, and 15.3% at December 31, 2012.

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

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimates are made and when there are different estimates that management reasonably could have made, which would have a material impact on the presentation of Grainger’s financial condition, changes in financial condition or results of operations. For a description of Grainger’s critical accounting policies see Grainger's Annual Report on Form 10-K for the year ended December 31, 2012.

Forward-Looking Statements

This Form 10-Q contains statements that are not historical in nature but concern future results and business plans, strategies and objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws. Grainger has generally identified such forward-looking statements by using words such as “anticipated, believes, continues, could, earnings per share guidance, estimate, estimated, expected, expecting, guidance, had potentially, intended, intends, help in forming, historically correlated, may, not expected to have a material adverse effect, possible, projected, projections, proposed, provide insight, range, reasonably likely, sales growth guidance, scheduled, settlement in principle, should, subject to, tend, tended, tended to correlate, tend to shape, trends, unanticipated, uncertainties, will, will remain" or similar expressions.

Grainger cannot guarantee that any forward-looking statement will be realized although Grainger does believe that its assumptions underlying its forward-looking statements are reasonable. Achievement of future results is subject to risks and uncertainties which could cause Grainger's results to differ materially from those which are presented.

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

For quantitative and qualitative disclosures about market risk, see “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in Grainger's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

W.W. Grainger, Inc. and Subsidiaries

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – First Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Jan 1 – Jan 31	10,100	$218.01	10,100	5,330,569	shares
Feb 1 – Feb 28	117,200	$221.53	117,200	5,213,369	shares
Mar 1 – Mar 31	164,654	$226.72	164,654	5,048,715	shares
Total	291,954	$224.34	291,954

(A)	There were no shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

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

W.W. Grainger, Inc.
(Registrant)
Date:	April 25, 2013	By:	/s/ R. L. Jadin
R. L. Jadin, Senior Vice President and Chief Financial Officer
Date:	April 25, 2013	By:	/s/ G. S. Irving
G. S. Irving, Vice President and Controller