Form 10-Q
period 2013-06-30
GRAINGER W W INC
filed 2013-08-01
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
OR

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
Yes [  ]  No [X]

There were 69,497,219 shares of the Company’s Common Stock outstanding as of June 30, 2013.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$2,381,561	$2,249,275	$4,661,996	$4,442,720
Cost of merchandise sold	1,334,577	1,270,932	2,583,276	2,490,045
Gross profit	1,046,984	978,343	2,078,720	1,952,675
Warehousing, marketing and administrative expenses	696,912	664,343	1,385,344	1,334,314
Operating earnings	350,072	314,000	693,376	618,361
Other income and (expense):
Interest income	796	602	1,694	1,197
Interest expense	(3,201)	(2,910)	(6,367)	(5,967)
Other non-operating income	164	156	2,146	868
Other non-operating expense	(311)	(1,119)	(1,405)	(1,217)
Total other income and (expense)	(2,552)	(3,271)	(3,932)	(5,119)
Earnings before income taxes	347,520	310,729	689,444	613,242
Income taxes	126,767	117,628	254,164	230,683
Net earnings	220,753	193,101	435,280	382,559
Less: Net earnings attributable to noncontrolling interest	3,093	2,397	5,782	4,339
Net earnings attributable to W.W. Grainger, Inc.	$217,660	$190,704	$429,498	$378,220
Earnings per share:
Basic	$3.08	$2.68	$6.07	$5.30
Diluted	$3.03	$2.63	$5.97	$5.20
Weighted average number of shares outstanding:
Basic	69,664,697	69,937,085	69,613,947	70,034,142
Diluted	70,801,050	71,307,640	70,788,203	71,480,677
Cash dividends paid per share	$0.93	$0.80	$1.73	$1.46

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net earnings	$220,753	$193,101	$435,280	$382,559
Other comprehensive earnings (losses):
Foreign currency translation adjustments, net of tax benefit (expense) of $1,988, $1,146, $3,517 and $(166), respectively	(38,689)	(20,736)	(69,800)	(4,470)
Derivative instruments, net of tax (expense) benefit of $(1,862), $(816), $(2,994) and $(216), respectively	3,657	486	6,035	(1,256)
Other, net of tax benefit of $430, $0, $722 and $0, respectively	(775)	(78)	(527)	508
Comprehensive earnings, net of tax	184,946	172,773	370,988	377,341
Comprehensive earnings (losses) attributable to noncontrolling interest	(1,221)	8,307	(5,299)	5,201
Comprehensive earnings attributable to W.W. Grainger, Inc.	$186,167	$164,466	$376,287	$372,140

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
ASSETS	June 30, 2013	Dec 31, 2012
CURRENT ASSETS
Cash and cash equivalents	$488,741	$452,063
Accounts receivable (less allowances for doubtful
accounts of $18,541 and $19,449, respectively)	1,075,592	940,020
Inventories – net	1,221,888	1,301,935
Prepaid expenses and other assets	109,490	110,414
Deferred income taxes	56,290	55,967
Prepaid income taxes	10,183	40,241
Total current assets	2,962,184	2,900,640
PROPERTY, BUILDINGS AND EQUIPMENT	2,791,071	2,760,434
Less: Accumulated depreciation and amortization	1,672,321	1,615,861
Property, buildings and equipment – net	1,118,750	1,144,573
DEFERRED INCOME TAXES	53,414	51,536
GOODWILL	513,545	543,670
OTHER ASSETS AND INTANGIBLES – NET	382,242	374,179
TOTAL ASSETS	$5,030,135	$5,014,598

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	June 30, 2013	Dec 31, 2012
CURRENT LIABILITIES
Short-term debt	$70,007	$79,071
Current maturities of long-term debt	25,502	18,525
Trade accounts payable	452,179	428,782
Accrued compensation and benefits	157,259	165,450
Accrued contributions to employees’ profit sharing plans	90,152	170,434
Accrued expenses	182,682	204,800
Income taxes payable	9,104	12,941
Total current liabilities	986,885	1,080,003
LONG-TERM DEBT (less current maturities)	452,449	467,048
DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	118,326	119,280
EMPLOYMENT-RELATED AND OTHER NON-CURRENT LIABILITIES	230,280	230,901
SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	54,830	54,830
Additional contributed capital	855,112	812,573
Retained earnings	5,585,752	5,278,577
Accumulated other comprehensive losses	365	53,578
Treasury stock, at cost – 40,162,000 and 40,180,724 shares, respectively	(3,331,524)	(3,175,646)
Total W.W. Grainger, Inc. shareholders’ equity	3,164,535	3,023,912
Noncontrolling interest	77,660	93,454
Total shareholders' equity	3,242,195	3,117,366
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,030,135	$5,014,598

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$435,280	$382,559
Provision for losses on accounts receivable	3,783	4,428
Deferred income taxes and tax uncertainties	(1,074)	(3,874)
Depreciation and amortization	80,813	73,442
Stock-based compensation	31,372	30,573
Change in operating assets and liabilities – net of business acquisitions:
Accounts receivable	(155,887)	(128,648)
Inventories	57,771	4,918
Prepaid expenses and other assets	31,369	39,907
Trade accounts payable	31,472	(6,751)
Other current liabilities	(128,468)	(145,965)
Current income taxes payable	(2,648)	(11,407)
Employment-related and other non-current liabilities	8,088	1,886
Other – net	(5,048)	(2,848)
Net cash provided by operating activities	386,823	238,220
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment	(83,175)	(96,378)
Proceeds from sales of property, buildings and equipment	2,528	3,950
Net cash paid for business acquisitions	(8,234)	(24,336)
Other – net	100	63
Net cash used in investing activities	(88,781)	(116,701)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	105,412	72,903
Payments against lines of credit	(114,436)	(68,893)
Proceeds from issuance of long-term debt	—	300,000
Payments of long-term debt and commercial paper	(4,845)	(270,583)
Proceeds from stock options exercised	48,142	39,060
Excess tax benefits from stock-based compensation	41,690	35,502
Purchase of treasury stock	(202,400)	(210,981)
Cash dividends paid	(123,549)	(105,361)
Net cash used in financing activities	(249,986)	(208,353)
Exchange rate effect on cash and cash equivalents	(11,378)	1,089
NET CHANGE IN CASH AND CASH EQUIVALENTS	36,678	(85,745)
Cash and cash equivalents at beginning of year	452,063	335,491
Cash and cash equivalents at end of period	$488,741	$249,746

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

2.    NEW ACCOUNTING STANDARDS

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (AOCI) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012 and early adoption is permitted. The Company adopted ASU 2013-02 in the first quarter of 2013. The adoption of ASU 2013-02 did not have a material impact on the consolidated financial statements.

3.    DIVIDEND

On July 31, 2013, the Company’s Board of Directors declared a quarterly dividend of 93 cents per share, payable September 1, 2013, to shareholders of record on August 12, 2013.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.    DERIVATIVE INSTRUMENTS

The fair value of significant derivative instruments included in Employment-related and other non-current liabilities was as follows (in thousands of dollars):

Derivatives Designated as Hedges	June 30, 2013	Dec 31, 2012
Interest rate swap	$2,885	$4,120
Foreign currency forwards	$122	$7,916
The Company uses derivative instruments to manage a portion of exposures to fluctuations in interest rates and foreign currency exchange rates. The Company does not enter into derivative financial instruments for trading or speculative purposes.
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

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$2,567	$5,015	$5,294	$10,029
Interest cost	2,119	3,203	4,469	6,405
Expected return on assets	(1,769)	(1,553)	(3,538)	(3,106)
Amortization of transition asset	(36)	(36)	(71)	(71)
Amortization of unrecognized losses	746	1,207	1,862	2,414
Amortization of prior service credits	(1,852)	(124)	(3,705)	(248)
Net periodic benefit costs	$1,775	$7,712	$4,311	$15,423

For the six months of 2013, the net periodic benefit costs decreased $11 million driven primarily by plan design changes that went into effect on January 1, 2013. Covered employees as of December 31, 2012, will remain eligible for retiree health benefits with the employee contribution structure modified for certain employees based on minimum age and service requirements. Employees hired after January 1, 2013, will not be eligible for retiree health benefits.

The Company has established a Group Benefit Trust to fund the plan and process benefit payments. The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended.  There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC. During the three and six months ended June 30, 2013, the Company contributed $1.3 million and $2.2 million, respectively, to the trust.

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

	Three Months Ended June 30, 2013
	United States	Canada	Other Businesses	Total
Total net sales	$1,863,112	$288,645	$261,282	$2,413,039
Intersegment net sales	(31,135)	(112)	(231)	(31,478)
Net sales to external customers	$1,831,977	$288,533	$261,051	$2,381,561
Segment operating earnings	$338,884	$37,299	$12,799	$388,982

	Three Months Ended June 30, 2012
	United States	Canada	Other Businesses	Total
Total net sales	$1,742,101	$279,617	$249,131	$2,270,849
Intersegment net sales	(21,205)	(172)	(197)	(21,574)
Net sales to external customers	$1,720,896	$279,445	$248,934	$2,249,275
Segment operating earnings	$310,683	$33,555	$11,244	$355,482

	Six Months Ended June 30, 2013
	United States	Canada	Other Businesses	Total
Total net sales	$3,637,650	$571,786	$509,156	$4,718,592
Intersegment net sales	(56,025)	(151)	(420)	(56,596)
Net sales to external customers	$3,581,625	$571,635	$508,736	$4,661,996
Segment operating earnings	$669,772	$70,155	$21,050	$760,977

	Six Months Ended June 30, 2012
	United States	Canada	Other Businesses	Total
Total net sales	$3,442,810	$552,500	$488,087	$4,483,397
Intersegment net sales	(40,130)	(206)	(341)	(40,677)
Net sales to external customers	$3,402,680	$552,294	$487,746	$4,442,720
Segment operating earnings	$609,647	$63,255	$21,959	$694,861

	United States	Canada	Other Businesses	Total
Segment assets:
June 30, 2013	$1,966,649	$365,209	$355,134	$2,686,992
December 31, 2012	$1,884,102	$387,915	$347,905	$2,619,922

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Following are reconciliations of segment information with the consolidated totals per the financial statements (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating earnings:
Total operating earnings for operating segments	$388,982	$355,482	$760,977	$694,861
Unallocated expenses and eliminations	(38,910)	(41,482)	(67,601)	(76,500)
Total consolidated operating earnings	$350,072	$314,000	$693,376	$618,361

	June 30, 2013	Dec 31, 2012
Assets:
Total assets for operating segments	$2,686,992	$2,619,922
Other current and non-current assets	1,907,159	1,967,480
Unallocated assets	435,984	427,196
Total consolidated assets	$5,030,135	$5,014,598

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net earnings attributable to W.W. Grainger, Inc. as reported	$217,660	$190,704	$429,498	$378,220
Distributed earnings available to participating securities	(826)	(996)	(1,717)	(1,706)
Undistributed earnings available to participating securities	(2,265)	(2,503)	(5,006)	(5,143)
Numerator for basic earnings per share – Undistributed and distributed earnings available to common shareholders	214,569	187,205	422,775	371,371
Undistributed earnings allocated to participating securities	2,265	2,503	5,006	5,143
Undistributed earnings reallocated to participating securities	(2,230)	(2,455)	(4,925)	(5,041)
Numerator for diluted earnings per share – Undistributed and distributed earnings available to common shareholders	$214,604	$187,253	$422,856	$371,473
Denominator for basic earnings per share – weighted average shares	69,664,697	69,937,085	69,613,947	70,034,142
Effect of dilutive securities	1,136,353	1,370,555	1,174,256	1,446,535
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	70,801,050	71,307,640	70,788,203	71,480,677
Earnings per share two-class method
Basic	$3.08	$2.68	$6.07	$5.30
Diluted	$3.03	$2.63	$5.97	$5.20

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

Business Environment
Given Grainger's large number of customers and the diverse industries it serves, several economic factors and industry trends tend to shape Grainger’s business environment. The overall economy and leading economic indicators provide general insight into projecting Grainger's growth. Grainger’s sales in the United States and Canada tend to positively correlate with Gross Domestic Product (GDP), Industrial Production, Exports, and Business Investment. In the United States, sales also tend to positively correlate with Business Inventory. The table below provides these estimated indicators for 2013:

	2013 Forecasted Growth
	United States	Canada
GDP	1.6%	1.7%
Industrial Production	2.5%	1.1%
Exports	1.8%	2.0%
Business Investment	5.2%	2.4%
Business Inventory	3.0%	—
Source: Global Insight (July 2013)

According to the Federal Reserve, overall industrial production increased 2.0% from June 2012 to June 2013. This improvement positively affected Grainger's sales growth for the six months of 2013. In addition, according to Bloomberg, crude oil prices have increased from $82 to $96 per barrel, or a 17% increase from June 2012 to June 2013. As oil production represents a large segment of the Canadian economy, fluctuations in crude oil prices can have a significant impact on the sales and business conditions in Grainger's Canadian business.

The light and heavy manufacturing customer end-markets have historically correlated with manufacturing employment levels and manufacturing output. The United States Department of Labor reported an increase of 0.2% in manufacturing employment levels from June 2012 to June 2013. According to the Federal Reserve, manufacturing output increased 2.1% from June 2012 to June 2013. Grainger’s heavy and light manufacturing customer end-markets outperformed these indicators as sales to these customer end-markets increased in the mid-single digits and high single digits, respectively, for the six months of 2013.

Outlook
On July 17, 2013, Grainger revised the 2013 sales growth guidance from a range of 5 to 9 percent to a range of 5 to 8 percent and also revised the 2013 earnings per share guidance from a range of $11.30 to $12.00 to a range of $11.40 to $12.00. These revised estimates reflect performance in the first half of the year and expectations for the second half of the year.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability
There were 64 sales days in the second quarter of 2013 and 2012. Grainger completed two acquisitions in 2012, both of which were immaterial individually and in the aggregate. Grainger’s operating results have included the results of each business acquired since the respective acquisition dates.

Results of Operations – Three Months Ended June 30, 2013
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Three Months Ended June 30,
	As a Percent of Net Sales		Percent Increase/(Decrease)
	2013	2012
Net sales	100.0%	100.0%	5.9%
Cost of merchandise sold	56.0	56.5	5.0
Gross profit	44.0	43.5	7.0
Operating expenses	29.3	29.5	4.9
Operating earnings	14.7	14.0	11.5
Other income (expense)	(0.1)	(0.2)	(22.0)
Income taxes	5.3	5.2	7.8
Noncontrolling interest	0.2	0.1	29.0
Net earnings attributable to W.W. Grainger, Inc.	9.1%	8.5%	14.1%

Grainger’s net sales of $2,382 million for the second quarter of 2013 increased 6% compared with sales of $2,249 million for the comparable 2012 quarter. On a daily basis, sales also increased 6%. The 6% daily increase for the quarter consisted of the following:

Percent Increase/(Decrease)
Volume	4
Price	2
Business acquisitions	1
Foreign exchange	(1)
Total	6%

Sales to most customer end-markets increased in the second quarter of 2013. The increase in net sales was led by growth in sales to light manufacturing, contractors, and heavy manufacturing customers. Refer to the Segment Analysis below for further details.

Gross profit of $1,047 million for the second quarter of 2013 increased 7%. The gross profit margin during the second quarter of 2013 increased 0.5 percentage point when compared to the same period in 2012, primarily driven by price increases exceeding product cost increases, partially offset by unfavorable customer mix from stronger sales to large customers.

Operating expenses of $697 million for the second quarter of 2013 increased 5%, driven primarily by payroll and benefits, an incremental $37 million in spending to fund Grainger's growth programs, and incremental expense associated with the two acquisitions completed in 2012.

Operating earnings for the second quarter of 2013 were $350 million, an increase of 11% compared to the second quarter of 2012. The increase in operating earnings was driven by higher sales, improved gross profit margins and positive operating expense leverage.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings attributed to W.W. Grainger, Inc. for the second quarter of 2013 increased by 14% to $218 million from $191 million in the second quarter of 2012. Diluted earnings per share of $3.03 in the second quarter of 2013 were 15% higher than the $2.63 for the second quarter of 2012, due to higher earnings and lower average shares outstanding.

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

United States
Net sales were $1,863 million for the second quarter of 2013, an increase of $121 million, or 7%, when compared with net sales of $1,742 million for the same period in 2012. On a daily basis, sales also increased 7%. The 7% daily increase for the quarter consisted of the following:

Percent Increase
Volume	4
Price	2
Business acquisition	1
Total	7%

The increase in net sales was led by high single digit growth to light manufacturing customers, followed by mid-single digit growth to heavy manufacturing, commercial services, contractors, and natural resource customers. Government and retail customers were up in the low single digits and net sales to resellers were down in the low single digits.

The gross profit margin for the second quarter of 2013 was essentially flat to the comparable quarter of 2012, primarily driven by price increases exceeding product cost increases, offset by unfavorable customer mix from stronger sales to large customers.

Operating expenses were up 6% in the second quarter of 2013 versus the second quarter of 2012, driven by $33 million of incremental spending on growth initiatives such as eCommerce, sales force expansion, and inventory management solutions.

Operating earnings of $339 million for the second quarter of 2013 increased 9% from $311 million for the second quarter of 2012, driven by higher sales and positive operating expense leverage.

Canada
Net sales were $289 million for the second quarter of 2013, an increase of $9 million, or 3%, when compared with $280 million for the same period in 2012. On a daily basis, sales also increased 3% (5% in local currency). The 3% daily increase for the quarter consisted of the following:

Percent Increase/(Decrease)
Volume	2
Timing of Easter holiday	2
Flood-related sales	1
Foreign exchange	(2)
Total	3%

The increase in net sales was driven by double digit growth in the forestry and construction end markets, followed by high single digit growth to light manufacturing customers and resellers. Sales to retail end customers were down in the low single digits.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The gross profit margin increased 1.4 percentage points in the second quarter of 2013 versus the second quarter of 2012, due to cost savings from freight consolidation, higher supplier rebates and stronger sales of private label products.

Operating expenses were up 5% in the second quarter of 2013 versus the second quarter of 2012. In local currency, operating expenses increased 6%, primarily due to payroll as a result of merit increases, travel and entertainment, and occupancy, partially offset by lower bad debt expense driven by customer bankruptcies in 2012.

Operating earnings of $37 million for the second quarter of 2013 were up $4 million, or 11%, over the second quarter of 2012. In local currency, operating earnings increased by 13%, driven by higher sales and improvements in gross profit margins.

Other Businesses
Net sales for other businesses, which include operations in Europe, Asia, Latin America and other U.S. operations, increased 5% for the second quarter of 2013 when compared to the same period in 2012. On a daily basis, sales also increased by 5%. The sales increase was primarily due to strong revenue growth in Mexico and the timing of the business acquisition in Brazil in the second quarter of 2012. The 5% daily increase for the quarter consisted of the following:

Percent Increase/(Decrease)
Volume/Price	9
Business acquisition	2
Foreign exchange	(6)
Total	5%

Operating earnings were $13 million in the second quarter of 2013, compared to $11 million in the second quarter of 2012. Improved earnings performance for the quarter versus prior year was primarily driven by earnings growth in the businesses in Japan and Europe.

Income Taxes
Grainger’s effective income tax rates were 36.5% and 37.9% for the three months ended June 30, 2013 and 2012, respectively. The 2013 second quarter rate reflected a benefit from the resolution of foreign tax matters in the current period. Excluding this benefit, the tax rate for the quarter would have been 37.3%.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability
There were 127 and 128 sales days in the six months of 2013 and 2012, respectively. Grainger completed two acquisitions in 2012, both of which were immaterial individually and in the aggregate. Grainger’s operating results have included the results of each business acquired since the respective acquisition dates.

Results of Operations – Six Months Ended June 30, 2013
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Six Months Ended June 30, 2013
	As a Percent of Net Sales		Percent Increase/(Decrease)
	2013	2012
Net sales	100.0%	100.0%	4.9%
Cost of merchandise sold	55.4	56.1	3.7
Gross profit	44.6	43.9	6.5
Operating expenses	29.7	30.0	3.8
Operating earnings	14.9	13.9	12.1
Other income (expense)	(0.1)	(0.1)	(23.2)
Income taxes	5.5	5.2	10.2
Noncontrolling interest	0.1	0.1	33.3
Net earnings attributable to W.W. Grainger, Inc.	9.2%	8.5%	13.6%

Grainger’s net sales of $4,662 million for the six months of 2013 increased 5% compared with sales of $4,443 million for the comparable 2012 period. On a daily basis, sales increased 6%. The 6% daily increase for the period consisted of the following:

Percent Increase/(Decrease)
Volume	4
Price	2
Business acquisitions	1
Foreign exchange	(1)
Total	6%

Sales to most customer end-markets increased in the six months of 2013. The increase in net sales was led by growth in sales to light manufacturing customers, followed by contractors, diversified commercial services, and heavy manufacturing customers. Refer to the Segment Analysis below for further details.

Gross profit of $2,079 million for the six months of 2013 increased 6%. The gross profit margin during the six months of 2013 increased 0.7 percentage point when compared to the same period in 2012, primarily driven by price increases exceeding product cost increases, partially offset by unfavorable customer mix from stronger sales to large customers.

Operating expenses of $1,385 million for the six months of 2013 increased 4%, driven primarily by an incremental $59 million in spending to fund Grainger's growth programs as well as expenses from prior year acquisitions. The incremental spend on the growth programs was primarily related to eCommerce, sales force expansion, and inventory management solutions.

Operating earnings for the six months of 2013 were $693 million, an increase of 12% compared to the six months of 2012. The increase was due to higher sales, improved gross profit margins, and positive operating expense leverage.

Net earnings attributed to W.W. Grainger, Inc. for the six months of 2013 increased by 14% to $429 million from $378 million in the six months of 2012. Diluted earnings per share of $5.97 in the six months of 2013 were 15% higher than the $5.20 for the six months of 2012, due to higher earnings and lower average shares outstanding.

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

United States
Net sales were $3,638 million for the six months of 2013, an increase of $195 million, or 6%, when compared with net sales of $3,443 million for the same period in 2012. On a daily basis, sales also increased 6%. The 6% daily increase for the period consisted of the following:

Percent Increase
Volume	3
Price	2
Business acquisition	1
Total	6%

Sales to all customer end-markets except resellers increased in the six months of 2013. The increase in net sales was led by high single digit growth to light manufacturing customers, followed by mid-single digit growth to heavy manufacturing, diversified commercial services, and contractor end markets. Sales to the reseller segment were down in the low single digits.

The gross profit margin increased 0.4 percentage point in the six months of 2013 over the comparable period of 2012, primarily driven by price increases exceeding product cost increases, partially offset by unfavorable customer mix from stronger sales to large customers.

Operating expenses were up 5% in the six months of 2013 versus the six months of 2012. The increase in operating expenses was primarily driven by an incremental $54 million on growth-related spending. The incremental growth spending was primarily related to eCommerce, sales force expansion, and inventory management solutions.

Operating earnings of $670 million for the six months of 2013 increased 10% from $610 million for the six months of 2012. Operating earnings increased due to higher sales, improved gross profit margins and positive operating expense leverage.

Canada
Net sales were $572 million for the six months of 2013, an increase of $19 million, or 3%, when compared with $553 million for the same period in 2012. On a daily basis, sales were up 4% (5% in local currency). The 4% daily increase for the period consisted of the following:

Percent Increase/(Decrease)
Volume	5
Foreign exchange	(1)
Total	4%

The increase in net sales was led by double digit growth to contractors, diversified commercial services, and light manufacturing customers, followed by mid-single digit growth in the agriculture and reseller segments. The government segment was down in the mid-single digits.

The gross profit margin increased 0.7 percentage point in the six months of 2013 versus the six months of 2012, primarily driven by cost savings from freight consolidation, higher supplier rebates and stronger sales of private label products.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating expenses were up 3% in the six months of 2013 versus the six months of 2012. In local currency, operating expenses increased 4%, primarily due to higher volume-related payroll and professional services, partially offset by lower bad debt expense driven by customer bankruptcies in 2012.

Operating earnings of $70 million for the six months of 2013 were up $7 million, or 11%, over the six months of 2012. In local currency, operating earnings increased 12% in the six months of 2013 over the same period in 2012. The increase in earnings was due to sales growth, improved gross profit margins and positive operating expense leverage.

Other Businesses
Net sales for other businesses, which include operations in Europe, Asia, Latin America and other U.S. operations, increased 4% for the six months of 2013 when compared to the same period in 2012. On a daily basis, sales increased 5%. The sales increase was primarily due to incremental sales from other U.S. operations, Brazil, and Mexico. The 5% daily increase for the period consisted of the following:

Percent Increase/(Decrease)
Volume/Price	8
Business acquisition	3
Foreign exchange	(6)
Total	5%

Operating earnings were $21 million in the six months of 2013, compared to $22 million in the six months of 2012.

Income Taxes
Grainger’s effective income tax rates were 36.9% and 37.6% for the six months ended June 30, 2013 and 2012, respectively. The income tax rate for the period reflects a benefit from the resolution of foreign tax matters that occurred in the 2013 second quarter. Excluding the benefit, the tax rate for the six months would have been 37.3%.

Financial Condition

Cash Flow
Cash from operating activities continues to serve as Grainger’s primary source of liquidity. Net cash provided by operating activities was $387 million and $238 million for the six months ended June 30, 2013 and 2012, respectively. The primary contribution to cash flows from operating activities was net earnings of $435 million in the six months ended June 30, 2013 compared to $383 million in the six months of 2012. Partially offsetting these amounts were changes in operating assets and liabilities, which resulted in a net use of cash of $158 million in the six months of 2013 compared to $246 million in the six months of 2012. The lower use of cash from changes in operating assets and liabilities was driven primarily by lower inventory purchases for the six months of 2013 compared to the six months of 2012. Inventory purchases were down for the six months of 2013 due to a higher inventory balance at the beginning of the year as a result of lower sales in December of 2012.

Net cash used in investing activities was $89 million and $117 million for the six months ended June 30, 2013 and 2012, respectively. Cash expended for additions to property, buildings, equipment and capitalized software was $83 million in the six months ended June 30, 2013, compared to $96 million in 2012. The decrease in cash paid for business acquisitions was driven by the acquisition in Brazil in the second quarter of 2012, partially offset by the purchase of the remaining interest of the business in Colombia in the second quarter of 2013.

Net cash used in financing activities was $250 million and $208 million for the six months ended June 30, 2013 and 2012, respectively. The $42 million increase in cash used in financing activities for the six months ended June 30, 2013 was due to an increase in payments against short-term lines of credit, a net decrease in long-term debt, and an increase in dividends paid.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Working Capital
Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt and current maturities of long-term debt).

Working capital at June 30, 2013, was $1,701 million, an increase of $97 million when compared to $1,604 million at December 31, 2012. The working capital assets to working capital liabilities ratio increased to 2.9 at June 30, 2013, from 2.6 at December 31, 2012. The increase primarily related to higher receivable balances and lower profit sharing accruals due to the timing of annual payments.

Debt
Grainger maintains a debt ratio and liquidity position that provide flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit. Total debt as a percent of total capitalization was 14.5% at June 30, 2013, and 15.3% at December 31, 2012.

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

Forward-Looking Statements
This Form 10-Q contains statements that are not historical in nature but concern future results and business plans, strategies and objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws. Grainger has generally identified such forward-looking statements by using words such as “anticipated, believes, continues, could, earnings per share guidance, estimate, estimated, expected, expecting, forecasted, guidance, had potentially, intended, intends, help in forming, historically correlated, may, not expected to have a material adverse effect, possible, projected, projections, proposed, provide insight, range, reasonably likely, sales growth guidance, scheduled, should, subject to, tend, tended, tend to correlate, tend to shape, trends, unanticipated, uncertainties, will, will remain" or similar expressions.

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

W.W. Grainger, Inc. and Subsidiaries

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – Second Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Apr. 1 – Apr. 30	55,076	$245.14	55,076	4,993,639	shares
May 1 – May 31	236,793	$257.43	236,793	4,756,846	shares
June 1 – June 30	229,143	$254.02	229,143	4,527,703	shares
Total	521,012	$254.63	521,012

(A)	There were no shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

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

W.W. Grainger, Inc.
(Registrant)
Date:	August 1, 2013	By:	/s/ R. L. Jadin
R. L. Jadin, Senior Vice President and Chief Financial Officer
Date:	August 1, 2013	By:	/s/ G. S. Irving
G. S. Irving, Vice President and Controller