Form 10-Q
period 2013-09-30
GRAINGER W W INC
filed 2013-10-31
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
OR

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
Yes [  ]  No [X]

There were 69,411,710 shares of the Company’s Common Stock outstanding as of September 30, 2013.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$2,398,530	$2,281,205	$7,060,526	$6,723,925
Cost of merchandise sold	1,347,164	1,287,245	3,930,440	3,777,290
Gross profit	1,051,366	993,960	3,130,086	2,946,635
Warehousing, marketing and administrative expenses	704,651	739,634	2,089,995	2,073,948
Operating earnings	346,715	254,326	1,040,091	872,687
Other income and (expense):
Interest income	822	707	2,516	1,904
Interest expense	(3,734)	(4,751)	(10,102)	(10,718)
Other non-operating income	381	830	2,527	1,698
Other non-operating expense	(323)	(392)	(1,728)	(1,609)
Total other income and (expense)	(2,854)	(3,606)	(6,787)	(8,725)
Earnings before income taxes	343,861	250,720	1,033,304	863,962
Income taxes	130,786	92,916	384,948	323,599
Net earnings	213,075	157,804	648,356	540,363
Less: Net earnings attributable to noncontrolling interest	2,286	2,410	8,069	6,749
Net earnings attributable to W.W. Grainger, Inc.	$210,789	$155,394	$640,287	$533,614
Earnings per share:
Basic	$2.99	$2.19	$9.06	$7.50
Diluted	$2.95	$2.15	$8.92	$7.35
Weighted average number of shares outstanding:
Basic	69,461,060	69,625,081	69,562,192	69,896,864
Diluted	70,547,071	70,960,547	70,706,688	71,306,416
Cash dividends paid per share	$0.93	$0.80	$2.66	$2.26

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net earnings	$213,075	$157,804	$648,356	$540,363
Other comprehensive earnings (losses):
Foreign currency translation adjustments, net of tax (expense) benefit of $(1,191), $(2,029), $2,326 and $(2,195), respectively	21,559	29,168	(48,241)	24,698
Derivative instruments, net of tax benefit (expense) of $1,289, $1,889, $(1,705) and $1,673, respectively	(2,198)	(3,727)	3,836	(4,983)
Other, net of tax benefit of $361, $0, $1,083 and $0, respectively	(765)	120	(1,292)	628
Comprehensive earnings, net of tax	231,671	183,365	602,659	560,706
Comprehensive earnings (losses) attributable to noncontrolling interest	2,995	1,421	(2,304)	6,622
Comprehensive earnings attributable to W.W. Grainger, Inc.	$228,676	$181,944	$604,963	$554,084

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
ASSETS	Sep 30, 2013	Dec 31, 2012
CURRENT ASSETS
Cash and cash equivalents	$539,995	$452,063
Accounts receivable (less allowances for doubtful
accounts of $19,010 and $19,449, respectively)	1,082,108	940,020
Inventories – net	1,256,852	1,301,935
Prepaid expenses and other assets	106,992	110,414
Deferred income taxes	59,631	55,967
Prepaid income taxes	3,519	40,241
Total current assets	3,049,097	2,900,640
PROPERTY, BUILDINGS AND EQUIPMENT	2,839,974	2,760,434
Less: Accumulated depreciation and amortization	1,703,658	1,615,861
Property, buildings and equipment – net	1,136,316	1,144,573
DEFERRED INCOME TAXES	58,054	51,536
GOODWILL	568,954	543,670
OTHER ASSETS AND INTANGIBLES – NET	439,128	374,179
TOTAL ASSETS	$5,251,549	$5,014,598

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	Sep 30, 2013	Dec 31, 2012
CURRENT LIABILITIES
Short-term debt	$73,023	$79,071
Current maturities of long-term debt	27,501	18,525
Trade accounts payable	435,165	428,782
Accrued compensation and benefits	179,202	165,450
Accrued contributions to employees’ profit sharing plans	134,636	170,434
Accrued expenses	206,927	204,800
Income taxes payable	18,038	12,941
Total current liabilities	1,074,492	1,080,003
LONG-TERM DEBT (less current maturities)	448,127	467,048
DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	120,703	119,280
EMPLOYMENT-RELATED AND OTHER NON-CURRENT LIABILITIES	239,088	230,901
SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	54,830	54,830
Additional contributed capital	876,924	812,573
Retained earnings	5,731,002	5,278,577
Accumulated other comprehensive earnings	18,254	53,578
Treasury stock, at cost – 40,247,509 and 40,180,724 shares, respectively	(3,392,438)	(3,175,646)
Total W.W. Grainger, Inc. shareholders’ equity	3,288,572	3,023,912
Noncontrolling interest	80,567	93,454
Total shareholders' equity	3,369,139	3,117,366
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,251,549	$5,014,598

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$648,356	$540,363
Provision for losses on accounts receivable	5,775	6,604
Deferred income taxes and tax uncertainties	(8,683)	(6,315)
Depreciation and amortization	126,164	113,338
Stock-based compensation	44,028	42,815
Change in operating assets and liabilities – net of business acquisitions:
Accounts receivable	(130,068)	(131,057)
Inventories	44,957	12,116
Prepaid expenses and other assets	40,290	46,648
Trade accounts payable	1,727	(39,657)
Other current liabilities	(46,521)	(3,861)
Current income taxes payable	6,243	(12,890)
Employment-related and other non-current liabilities	13,955	11,478
Other – net	(5,795)	(3,473)
Net cash provided by operating activities	740,428	576,109
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment	(148,361)	(155,163)
Proceeds from sales of property, buildings and equipment	3,654	5,035
Net cash paid for business acquisitions	(127,960)	(24,384)
Other – net	(160)	440
Net cash used in investing activities	(272,827)	(174,072)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	122,297	93,506
Payments against lines of credit	(128,157)	(137,616)
Proceeds from issuance of long-term debt	—	300,000
Payments of long-term debt and commercial paper	(14,157)	(218,350)
Proceeds from stock options exercised	66,512	54,266
Excess tax benefits from stock-based compensation	53,319	44,177
Purchase of treasury stock	(279,619)	(296,458)
Cash dividends paid	(188,688)	(161,998)
Net cash used in financing activities	(368,493)	(322,473)
Exchange rate effect on cash and cash equivalents	(11,176)	5,748
NET CHANGE IN CASH AND CASH EQUIVALENTS	87,932	85,312
Cash and cash equivalents at beginning of year	452,063	335,491
Cash and cash equivalents at end of period	$539,995	$420,803

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BACKGROUND AND BASIS OF PRESENTATION

W.W. Grainger, Inc. is a broad-line distributor of maintenance, repair and operating supplies, and other related products and services used by businesses and institutions.  W.W. Grainger, Inc.’s operations are primarily in the United States and Canada, with a presence in Europe, Asia and Latin America.  In this report, the words “Company” or “Grainger” mean W.W. Grainger, Inc. and its subsidiaries.

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

2.    NEW ACCOUNTING STANDARDS

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (AOCI) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012 and early adoption is permitted. The Company adopted ASU 2013-02 in the first quarter of 2013. The adoption of ASU 2013-02 did not have a material impact on the consolidated financial statements.

3.    DIVIDEND

On October 30, 2013, the Company’s Board of Directors declared a quarterly dividend of 93 cents per share, payable December 1, 2013, to shareholders of record on November 11, 2013.

4.    ACQUISITION

On August 23, 2013, the Company acquired E&R Industrial Sales, Inc. (E&R Industrial). With 2012 sales of approximately $180 million, E&R Industrial is a distributor of metalworking, production supplies and MRO materials to manufacturers and industrial customers across the Midwest and Eastern United States. The purchase price allocation has not been finalized and is subject to change as the Company obtains additional information during the measurement period related to the valuation of the acquired assets and liabilities. Due to the immaterial nature of this transaction, disclosure of pro forma results were not considered necessary. E&R Industrial's operating results will be included beginning with the fourth quarter of 2013 due to the timing of the acquisition. E&R Industrial's results were immaterial to the Company for the third quarter of 2013.

5.    SHORT-TERM DEBT

On August 22, 2013, the Company replaced an existing $400 million line of credit with a new $600 million line of credit to be used for general corporate purposes. The terms of the new line of credit are substantially the same as the previous line and do not contain any financial performance covenants. There were no borrowings under this new line of credit or the previous line of credit.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.    DERIVATIVE INSTRUMENTS

The fair values of the significant derivative instruments for the Company were as follows (in thousands of dollars):

Derivatives Designated as Hedges	Sep 30, 2013	Dec 31, 2012
Interest rate swap	$3,018	$4,120
Foreign currency forwards	$3,477	$7,916
The Company uses derivative instruments to manage a portion of exposures to fluctuations in interest rates and foreign currency exchange rates. The Company does not enter into derivative financial instruments for trading or speculative purposes. The fair values of these significant derivative instruments are included in Employment-related and other non-current liabilities on the balance sheet.
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

7.    EMPLOYEE BENEFITS - POSTRETIREMENT

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

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$2,647	$5,014	$7,941	$15,043
Interest cost	2,234	3,203	6,703	9,608
Expected return on assets	(1,769)	(1,553)	(5,307)	(4,659)
Amortization of transition asset	(36)	(36)	(107)	(107)
Amortization of unrecognized losses	931	1,207	2,793	3,621
Amortization of prior service credits	(1,853)	(123)	(5,558)	(371)
Net periodic benefit costs	$2,154	$7,712	$6,465	$23,135

For the nine months of 2013, the net periodic benefit costs decreased $17 million driven primarily by plan design changes that went into effect on January 1, 2013. Covered employees as of December 31, 2012, will remain eligible for retiree health benefits with the employee contribution structure modified for certain employees based on minimum age and service requirements. Employees hired after January 1, 2013, will not be eligible for retiree health benefits.

The Company has established a Group Benefit Trust to fund the plan and process benefit payments. The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended.  There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC. During the three and nine months ended September 30, 2013, the Company contributed $1.4 million and $3.6 million, respectively, to the trust.

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

	Three Months Ended September 30, 2013
	United States	Canada	Other Businesses	Total
Total net sales	$1,904,552	$270,660	$258,442	$2,433,654
Intersegment net sales	(34,801)	(35)	(288)	(35,124)
Net sales to external customers	$1,869,751	$270,625	$258,154	$2,398,530
Segment operating earnings	$342,420	$31,798	$6,182	$380,400

	Three Months Ended September 30, 2012
	United States	Canada	Other Businesses	Total
Total net sales	$1,776,749	$272,943	$254,817	$2,304,509
Intersegment net sales	(23,049)	(55)	(200)	(23,304)
Net sales to external customers	$1,753,700	$272,888	$254,617	$2,281,205
Segment operating earnings	$247,054	$34,247	$8,778	$290,079

	Nine Months Ended September 30, 2013
	United States	Canada	Other Businesses	Total
Total net sales	$5,542,202	$842,446	$767,598	$7,152,246
Intersegment net sales	(90,825)	(186)	(709)	(91,720)
Net sales to external customers	$5,451,377	$842,260	$766,889	$7,060,526
Segment operating earnings	$1,012,192	$101,953	$27,232	$1,141,377

	Nine Months Ended September 30, 2012
	United States	Canada	Other Businesses	Total
Total net sales	$5,219,559	$825,443	$742,904	$6,787,906
Intersegment net sales	(63,178)	(261)	(542)	(63,981)
Net sales to external customers	$5,156,381	$825,182	$742,362	$6,723,925
Segment operating earnings	$856,701	$97,502	$30,737	$984,940

	United States	Canada	Other Businesses	Total
Segment assets:
September 30, 2013	$1,990,795	$373,392	$366,131	$2,730,318
December 31, 2012	$1,884,102	$387,915	$347,905	$2,619,922

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Following are reconciliations of segment information with the consolidated totals per the financial statements (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating earnings:
Total operating earnings for operating segments	$380,400	$290,079	$1,141,377	$984,940
Unallocated expenses and eliminations	(33,685)	(35,753)	(101,286)	(112,253)
Total consolidated operating earnings	$346,715	$254,326	$1,040,091	$872,687

	Sep 30, 2013	Dec 31, 2012
Assets:
Total assets for operating segments	$2,730,318	$2,619,922
Other current and non-current assets	2,053,631	1,967,480
Unallocated assets	467,600	427,196
Total consolidated assets	$5,251,549	$5,014,598

Assets for operating segments include net accounts receivable and first-in, first-out inventory which are reported to the Company's Chief Operating Decision Maker.

Unallocated expenses and unallocated assets primarily relate to the Company headquarter's support services, which are not part of any business segment, as well as intercompany eliminations. Unallocated expenses include payroll and benefits, depreciation and other costs associated with headquarters-related support services. Unallocated assets include non-operating cash and cash equivalents, certain prepaid expenses and property, buildings and equipment-net.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net earnings attributable to W.W. Grainger, Inc. as reported	$210,789	$155,394	$640,287	$533,614
Distributed earnings available to participating securities	(887)	(988)	(2,605)	(2,694)
Undistributed earnings available to participating securities	(2,114)	(1,793)	(7,109)	(6,920)
Numerator for basic earnings per share – Undistributed and distributed earnings available to common shareholders	207,788	152,613	630,573	524,000
Undistributed earnings allocated to participating securities	2,114	1,793	7,109	6,920
Undistributed earnings reallocated to participating securities	(2,082)	(1,760)	(6,996)	(6,786)
Numerator for diluted earnings per share – Undistributed and distributed earnings available to common shareholders	$207,820	$152,646	$630,686	$524,134
Denominator for basic earnings per share – weighted average shares	69,461,060	69,625,081	69,562,192	69,896,864
Effect of dilutive securities	1,086,011	1,335,466	1,144,496	1,409,552
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	70,547,071	70,960,547	70,706,688	71,306,416
Earnings per share two-class method
Basic	$2.99	$2.19	$9.06	$7.50
Diluted	$2.95	$2.15	$8.92	$7.35

10.    CONTIGENCIES AND LEGAL MATTERS

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

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
Grainger is a broad-line distributor of maintenance, repair and operating supplies, and other related products and services used by businesses and institutions. Grainger’s operations are primarily in the United States and Canada, with a presence in Europe, Asia and Latin America. Grainger uses a multichannel business model to provide customers with a range of options for finding and purchasing products utilizing sales representatives, catalogs and direct marketing materials and eCommerce. Grainger serves approximately 2 million customers worldwide through a network of highly integrated branches, distribution centers, multiple websites and export services.

Business Environment
Given Grainger's large number of customers and the diverse industries it serves, several economic factors and industry trends tend to shape Grainger’s business environment. The overall economy and leading economic indicators provide general insight into projecting Grainger's growth. Grainger’s sales in the United States and Canada tend to positively correlate with Gross Domestic Product (GDP), Industrial Production, Exports and Business Investment. In the United States, sales also tend to positively correlate with Business Inventory. The table below provides these estimated indicators for 2013:

	2013 Forecasted Growth
	United States	Canada
GDP	1.5%	1.6%
Industrial Production	2.4%	1.3%
Exports	2.4%	4.3%
Business Investment	3.5%	1.8%
Business Inventory	2.7%	—
Source: Global Insight (October 2013)

According to the Federal Reserve, overall industrial production increased 3.2% from September 2012 to September 2013. This improvement positively affected Grainger's sales growth for the nine months of 2013. In addition, the light and heavy manufacturing customer end-markets have historically correlated with manufacturing employment levels and manufacturing output. The United States Department of Labor reported an increase of 0.3% in manufacturing employment levels from September 2012 to September 2013. According to the Federal Reserve, manufacturing output increased 2.6% from September 2012 to September 2013. Grainger’s heavy and light manufacturing customer end-markets outperformed these indicators as sales to these customer end-markets increased in the mid-single digits and high single digits, respectively, for the nine months of 2013.

As oil production represents a large segment of the Canadian economy, fluctuations in crude oil prices can have a significant impact on the sales and business conditions in Grainger's Canadian business. According to Bloomberg, crude oil prices have increased from $95 to $106 per barrel, or a 12% increase from September 2012 to September 2013.

Outlook
On October 16, 2013, Grainger narrowed the 2013 sales growth guidance from a range of 5 to 8 percent to a range of 5 to 6 percent and also narrowed the 2013 earnings per share guidance from a range of $11.40 to $12.00 to a range of $11.45 to $11.65. These revised estimates reflect performance in the first nine months of the year, including ongoing growth and infrastructure investments, a softer global economy and unfavorable foreign exchange.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability
There were 64 and 63 sales days in the third quarter of 2013 and 2012, respectively. Grainger completed several acquisitions throughout 2012 and 2013, all of which were immaterial individually and in the aggregate. Grainger’s operating results have typically included the results of each business acquired since the respective acquisition dates, however, E&R Industrial's operating results will not be included until the fourth quarter of 2013 due to the timing of the acquisition.

Results of Operations – Three Months Ended September 30, 2013
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Three Months Ended September 30,
	As a Percent of Net Sales		Percent Increase/(Decrease)
	2013	2012
Net sales	100.0%	100.0%	5.1%
Cost of merchandise sold	56.2	56.4	4.7
Gross profit	43.8	43.6	5.8
Operating expenses	29.3	32.4	(4.7)
Operating earnings	14.5	11.2	36.3
Other income (expense)	(0.1)	(0.2)	(20.9)
Income taxes	5.5	4.1	40.8
Noncontrolling interest	0.1	0.1	(5.1)
Net earnings attributable to W.W. Grainger, Inc.	8.8%	6.8%	35.6%

Grainger’s net sales of $2,399 million for the third quarter of 2013 increased 5% compared with sales of $2,281 million for the comparable 2012 quarter. On a daily basis, sales increased 4%. The 4% daily increase for the quarter consisted of the following:

Percent Increase/(Decrease)
Volume	4
Business acquisitions	1
Foreign exchange	(1)
Total	4%

Sales to all customer end markets, except resellers, increased in the third quarter of 2013. The increase in net sales was led by growth in sales to light manufacturing, natural resources and heavy manufacturing customers. Refer to the Segment Analysis below for further details.

Gross profit of $1,051 million for the third quarter of 2013 increased 6%. The gross profit margin during the third quarter of 2013 increased 0.2 percentage point when compared to the same period in 2012, primarily driven by cost savings from freight consolidation and higher supplier rebates, partially offset by unfavorable customer mix from stronger sales to large customers, which carry lower margins.

Operating expenses of $705 million for the third quarter of 2013 decreased 5%. Operating expenses in the third quarter of 2012 included $76 million of reserves related to the resolution of government contract issues. Excluding these expenses, operating expenses increased 6% primarily driven by payroll and benefits and an incremental $40 million in spending to fund Grainger's growth and infrastructure investments.

Operating earnings for the third quarter of 2013 were $347 million, an increase of 36% compared to the third quarter of 2012. Excluding the $76 million of reserves in the third quarter of 2012, operating earnings increased 5%. The increase in operating earnings was primarily driven by higher sales and improved gross profit margins.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings attributed to W.W. Grainger, Inc. for the third quarter of 2013 increased by 36% to $211 million from $155 million in the third quarter of 2012. Diluted earnings per share of $2.95 in the third quarter of 2013 were 37% higher than the $2.15 for the third quarter of 2012. The previously mentioned $76 million of reserves had a $0.66 earnings per share impact on the third quarter of 2012. Excluding this impact, earnings per share increased 5% versus 2012, due to higher earnings and lower average shares outstanding.

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

United States
Net sales were $1,905 million for the third quarter of 2013, an increase of $128 million, or 7%, when compared with net sales of $1,777 million for the same period in 2012. On a daily basis, sales increased 6%. The 6% daily increase for the quarter consisted of the following:

Percent Increase
Volume	5
Business acquisitions	1
Total	6%

The increase in net sales was led by high single digit growth to light manufacturing customers, followed by mid-single digit growth to heavy manufacturing, commercial service and natural resource customers. Government, contractor and retail customers were up in the low single digits and net sales to resellers were down in the low single digits.

The gross profit margin for the third quarter of 2013 decreased 0.3 percentage point compared to the same period in 2012, primarily driven by negative product and customer mix due to strong sales to large customers, which carry lower margins.

Operating expenses were down 8% in the third quarter of 2013 versus the third quarter of 2012. Operating expenses in the third quarter of 2012 included $76 million of reserves related to the resolution of government contract issues. Excluding these expenses, operating expenses increased 7% driven by an incremental $36 million in growth and infrastructure spending on areas such as eCommerce, sales force expansion and inventory management solutions.

Operating earnings of $342 million for the third quarter of 2013 increased 39% from $247 million for the third quarter of 2012. Excluding the $76 million of reserves recorded in the third quarter of 2012, operating earnings increased 6%, driven by higher sales and positive operating expense leverage.

Canada
Net sales were $271 million for the third quarter of 2013, a decrease of $2 million, or 1%, when compared with $273 million for the same period in 2012. On a daily basis, sales decreased 2% (increased 2% in local currency). The 2% daily decrease for the quarter consisted of the following:

Percent Increase/(Decrease)
Volume	2
Foreign Exchange	(4)
Total	(2)%

Sales performance in Canada was driven by double digit growth in the oil and gas end market, followed by high single digit growth to forestry, light manufacturing and utilities customers. Sales to heavy manufacturing, construction and retail end markets were down in the mid-single digits.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The gross profit margin increased 0.4 percentage point in the third quarter of 2013 versus the third quarter of 2012, due to cost savings from freight consolidation and higher supplier rebates.

Operating expenses were up 4% in the third quarter of 2013 versus the third quarter of 2012. In local currency, operating expenses increased 8%, primarily due to incremental spending related to a new information technology (IT) system scheduled for implementation in late 2014 and higher volume-related payroll expenses, partially offset by lower bonus expense.

Operating earnings of $32 million for the third quarter of 2013 were down $2 million, or 7%, over the third quarter of 2012. In local currency, operating earnings decreased by 3%, driven primarily by incremental spending relating to the new IT system.

Other Businesses
Net sales for other businesses, which include operations in Europe, Asia, Latin America and other U.S. operations, were $258 million for the third quarter of 2013, an increase of $3 million, or 1%, when compared with net sales of $255 million for the same period in 2012. On a daily basis, sales were flat. The drivers of net sales for the quarter consisted of the following:

Percent Increase/(Decrease)
Volume/Price	7
Foreign exchange	(7)
Total	0%

Operating earnings were $6 million in the third quarter of 2013, compared to $9 million in the third quarter of 2012. The earnings decline for the quarter versus prior year was primarily driven by weaker performance in Mexico, Colombia and Brazil, partially offset by improved earnings from Zoro Tools.

Income Taxes
Grainger’s effective income tax rates were 38.0% and 37.1% for the three months ended September 30, 2013 and 2012, respectively. The increase was primarily due to lower earnings in foreign jurisdictions with lower tax rates.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability
There were 191 sales days in the nine months of 2013 and 2012. Grainger completed several acquisitions in 2013 and 2012, all of which were immaterial individually and in the aggregate. Grainger’s operating results have typically included the results of each business acquired since the respective acquisition dates, however, E&R Industrial's operating results will not be included until the fourth quarter of 2013 due to the timing of the acquisition.

Results of Operations – Nine Months Ended September 30, 2013
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Nine Months Ended September 30, 2013
	As a Percent of Net Sales		Percent Increase/(Decrease)
	2013	2012
Net sales	100.0%	100.0%	5.0%
Cost of merchandise sold	55.7	56.2	4.1
Gross profit	44.3	43.8	6.2
Operating expenses	29.6	30.8	0.8
Operating earnings	14.7	13.0	19.2
Other income (expense)	(0.1)	(0.2)	(22.2)
Income taxes	5.4	4.8	19.0
Noncontrolling interest	0.1	0.1	19.6
Net earnings attributable to W.W. Grainger, Inc.	9.1%	7.9%	20.0%

Grainger’s net sales of $7,061 million for the nine months of 2013 increased 5% compared with sales of $6,724 million for the comparable 2012 period. The 5% increase for the period consisted of the following:

Percent Increase/(Decrease)
Volume	4
Price	1
Business acquisitions	1
Foreign exchange	(1)
Total	5%

Sales to all customer end markets, except resellers, increased in the nine months of 2013. The increase in net sales was led by growth in sales to light manufacturing customers, followed by contractors, heavy manufacturing and diversified commercial service customers. Refer to the Segment Analysis below for further details.

Gross profit of $3,130 million for the nine months of 2013 increased 6%. The gross profit margin during the nine months of 2013 increased 0.5 percentage point when compared to the same period in 2012, primarily driven by price increases exceeding product cost increases, cost savings from freight consolidation and higher supplier rebates, partially offset by unfavorable customer mix from stronger sales to large customers, which carry lower margins.

Operating expenses of $2,090 million for the nine months of 2013 increased 1%. Operating expenses for 2012 included $76 million of reserves related to the resolution of government contract issues. Excluding these expenses, operating expenses increased 5% primarily driven by an incremental $99 million in spending to fund Grainger's growth and infrastructure investments on areas such as eCommerce, sales force expansion, advertising and inventory management solutions.

Operating earnings for the nine months of 2013 were $1,040 million, an increase of 19% compared to the nine months of 2012. Excluding the $76 million of reserves recorded in 2012, operating earnings increased 10%. The increase in operating earnings was primarily due to higher sales, improved gross profit margins and positive operating expense leverage.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings attributed to W.W. Grainger, Inc. for the nine months of 2013 increased by 20% to $640 million from $534 million in the nine months of 2012. Diluted earnings per share of $8.92 in the nine months of 2013 were 21% higher than the $7.35 for the nine months of 2012. The previously mentioned $76 million of reserves had a $0.66 earnings per share impact on the nine months of 2012. Excluding this impact, earnings per share increased 11% versus 2012, due to higher earnings and lower average shares outstanding.

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

United States
Net sales were $5,542 million for the nine months of 2013, an increase of $323 million, or 6%, when compared with net sales of $5,220 million for the same period in 2012. The 6% increase for the period consisted of the following:

Percent Increase
Volume	3
Price	2
Business acquisitions	1
Total	6%

Sales to all customer end markets, except resellers, increased in the nine months of 2013. The increase in net sales was led by high single digit growth to light manufacturing customers, followed by mid-single digit growth to heavy manufacturing, diversified commercial services and contractor end markets. Sales to the resellers segment were down in the low single digits.

The gross profit margin increased 0.2 percentage point in the nine months of 2013 over the comparable period of 2012, primarily driven by price increases exceeding product cost increases, partially offset by unfavorable customer mix from stronger sales to large customers, which carry lower margins.

Operating expenses were flat in the nine months of 2013 versus the nine months of 2012. Operating expenses in 2012 included $76 million of reserves related to the resolution of government contract issues. Excluding these expenses, operating expenses increased 5% driven by an incremental $90 million on growth and infrastructure spending primarily related to eCommerce, sales force expansion and inventory management solutions.

Operating earnings of $1,012 million for the nine months of 2013 increased 18% from $857 million for the nine months of 2012. Excluding the $76 million of reserves recorded in 2012, operating earnings increased 9% due to higher sales, improved gross profit margins and positive operating expense leverage.

Canada
Net sales were $842 million for the nine months of 2013, an increase of $17 million, or 2%, when compared with $825 million for the same period in 2012. The 2% increase (4% increase in local currency) for the period consisted of the following:

Percent Increase/(Decrease)
Volume	4
Foreign exchange	(2)
Total	2%

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The increase in net sales was led by double digit growth in the forestry end market, followed by high single digit growth to contractors, oil and gas and light manufacturing customers. The heavy manufacturing and government segments were down in the low single digits.

The gross profit margin increased 0.6 percentage point in the nine months of 2013 versus the nine months of 2012, primarily driven by cost savings from freight consolidation, higher supplier rebates and stronger sales of private label products.

Operating expenses were up 3% in the nine months of 2013 versus the nine months of 2012. In local currency, operating expenses increased 5%, primarily due to higher volume-related payroll, professional services and incremental spending related to a new IT system, partially offset by lower bad debt expense.

Operating earnings of $102 million for the nine months of 2013 were up $4 million, or 5%, over the nine months of 2012. In local currency, operating earnings increased 7% in the nine months of 2013 over the same period in 2012. The increase in earnings was due to sales growth and improved gross profit margins.

Other Businesses
Net sales for other businesses, which include operations in Europe, Asia, Latin America and other U.S. operations, were $768 million for the nine months of 2013, an increase of $25 million, or 3%, when compared with $743 million for the same period in 2012. The sales increase was primarily due to incremental sales from Zoro Tools, Brazil and Mexico, partially offset by lower sales in India due to a change in its business model. The 3% increase for the period consisted of the following:

Percent Increase/(Decrease)
Volume/Price	9
Foreign exchange	(6)
Total	3%

Operating earnings were $27 million in the nine months of 2013, compared to $31 million in the nine months of 2012. The earnings decline for the period versus prior year was primarily driven by weaker performance in Mexico, Brazil and Colombia, partially offset by improved earnings from Zoro Tools and Japan.

Income Taxes
Grainger’s effective income tax rates were 37.3% and 37.5% for the nine months ended September 30, 2013 and 2012, respectively. The 2013 tax rate includes a benefit from the resolution of foreign tax matters in the second quarter. Grainger is currently projecting an effective tax rate of 37.4% to 37.8% for the full year.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Cash Flow
Cash from operating activities continues to serve as Grainger’s primary source of liquidity. Net cash provided by operating activities was $740 million and $576 million for the nine months ended September 30, 2013 and 2012, respectively. The primary contribution to cash flows from operating activities was net earnings of $648 million in the nine months ended September 30, 2013 compared to $540 million in the nine months of 2012. In addition, changes in operating assets and liabilities resulted in a net use of cash of $69 million in the nine months of 2013 compared to $117 million in the nine months of 2012. The lower use of cash for operating assets and liabilities was driven primarily by timing on accounts payable and lower inventory purchases for the nine months of 2013 compared to the nine months of 2012. Inventory purchases were down for the nine months of 2013 due to a higher inventory balance at the beginning of the year as a result of lower sales in December of 2012 and an inventory build at the end of 2012 to facilitate the move of Grainger's Chicago-area distribution center.

Net cash used in investing activities was $273 million and $174 million for the nine months ended September 30, 2013 and 2012, respectively. Cash paid for business acquisitions of $128 million was primarily driven by the acquisition of E&R Industrial in the third quarter of 2013 and the purchase of the remaining interest of the business in Colombia in the second quarter of 2013. Cash expended for additions to property, buildings, equipment and capitalized software was $148 million in the nine months ended September 30, 2013, compared to $155 million in 2012.

Net cash used in financing activities was $368 million and $322 million for the nine months ended September 30, 2013 and 2012, respectively. The $46 million increase in cash used in financing activities for the nine months ended September 30, 2013 was due to an increase in dividends paid and a net decrease in long-term debt.

Working Capital
Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt and current maturities of long-term debt).

Working capital at September 30, 2013, was $1,668 million, an increase of $64 million when compared to $1,604 million at December 31, 2012. The working capital assets to working capital liabilities ratio increased to 2.7 at September 30, 2013, from 2.6 at December 31, 2012. The increase primarily related to higher receivable balances and lower profit sharing accruals due to the timing of annual payments.

Debt
Grainger maintains a debt ratio and liquidity position that provide flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit. Total debt as a percent of total capitalization was 14.0% at September 30, 2013, and 15.3% at December 31, 2012.

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

Forward-Looking Statements
This Form 10-Q contains statements that are not historical in nature but concern future results and business plans, strategies and objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws. Grainger has generally identified such forward-looking statements by using words such as “anticipated, believes, continues, could, earnings per share guidance, estimate, estimated, expected, expecting, forecasted, guidance, intended, intends, historically correlated, may, not expected, possible, projected, projecting, projections, proposed, provide, range, reasonably likely, sales growth guidance, scheduled, should, subject to, tend, tended, tend to correlate, tend to shape, trends, unanticipated, uncertainties, will, will remain" or similar expressions.

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

Information on specific and significant legal proceedings is set forth in Note 10 to the Condensed Consolidated Financial Statements included under Item 1.

W.W. Grainger, Inc. and Subsidiaries

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – Third Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1 – July 31	67,459	$257.49	67,459	4,460,244	shares
Aug. 1 – Aug. 31	207,596	$254.86	207,596	4,252,648	shares
Sep. 1 – Sep. 30	25,238	$256.50	25,238	4,227,410	shares
Total	300,293	$255.59	300,293

(A)	There were no shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

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

W.W. Grainger, Inc.
(Registrant)
Date:	October 31, 2013	By:	/s/ R. L. Jadin
R. L. Jadin, Senior Vice President and Chief Financial Officer
Date:	October 31, 2013	By:	/s/ G. S. Irving
G. S. Irving, Vice President and Controller