Form 10-K
period 2013-12-31
GRAINGER W W INC
filed 2014-02-27
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]
The aggregate market value of the voting common equity held by nonaffiliates of the registrant was $16,677,711,460 as of the close of trading as reported on the New York Stock Exchange on June 30, 2013. The Company does not have nonvoting common equity.
The registrant had 68,797,706 shares of the Company’s Common Stock outstanding as of January 31, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement relating to the annual meeting of shareholders of the registrant to be held on April 30, 2014, are incorporated by reference into Part III hereof.

PART I
Item 1: Business
The Company
W.W. Grainger, Inc., incorporated in the State of Illinois in 1928, is a broad-line distributor of maintenance, repair and operating (MRO) supplies and other related products and services used by businesses and institutions primarily in the United States and Canada, with a presence in Europe, Asia and Latin America. In this report, the words “Grainger” or “Company” mean W.W. Grainger, Inc. and its subsidiaries.
Grainger uses a multichannel business model to provide customers with a range of options for finding and purchasing products, utilizing sales representatives, direct marketing materials, catalogs and eCommerce. Grainger serves more than 2 million customers worldwide through a network of highly integrated branches, distribution centers, websites and export services.
In 2013, Grainger acquired two businesses in the United States. E&R Industrial Sales, Inc., acquired in the third quarter, is a distributor of metalworking, production supplies and MRO materials to manufacturers and industrial customers. Safety Solutions, Inc., acquired in the fourth quarter, is a distributor of safety footwear, supplies and services with a strong focus on the manufacturing sector.
In 2013, Grainger divested four direct marketing brands at the end of the fourth quarter, which included Gempler's, Ben Meadows, AW Direct and McFeely's.
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
Grainger’s two reportable segments are the United States and Canada and they are described further below. Other businesses include operations in Europe, Asia, Latin America and other U.S. operations. These businesses generate revenue through the distribution of maintenance, repair and operating supplies and products and provide related services. For segment and geographical information and consolidated net sales and operating earnings, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 to the Consolidated Financial Statements.
United States
The United States business offers a broad selection of maintenance, repair and operating supplies and other related products and services through local branches, sales representatives, catalogs and eCommerce. A combination of product breadth, local availability, speed of delivery, detailed product information and competitively priced products and services is provided by this business. Products offered include material handling equipment, safety and security supplies, lighting and electrical products, power and hand tools, pumps and plumbing supplies, cleaning and maintenance supplies, building and home inspection supplies, vehicle and fleet components and many other items primarily focused on the facilities maintenance market. Services offered primarily include inventory management and energy efficiency solutions.
The United States business operates in all 50 states through a network of 390 branches and sales representatives. The branches are located in close proximity to the majority of U.S. businesses and serve the immediate needs of customers in their local markets by allowing them to pick up items directly from the branches. The branch network has approximately 4,800 employees who primarily fulfill counter and will-call product purchases and provide customer service. An average branch is 22,000 square feet in size, has 12 employees and handles about 150 transactions per day. In the normal course of business, Grainger continually reviews the effectiveness of its branch network. In 2013, Grainger added 21 branches to its portfolio through the recent acquisitions as noted above.
The logistics network in the United States is comprised of 18 distribution centers (DCs) of various sizes. Automated equipment and processes in the larger DCs allow them to handle the majority of the customer shipping for next-day product availability and replenish the branches that provide same-day availability. In 2013, Grainger opened a 1 million square-foot and highly automated DC in the Chicago area.

Customers range from small and medium-sized businesses to large corporations, government entities and other institutions. They are primarily represented by purchasing managers or workers in facilities maintenance departments and service shops across a wide range of industries such as manufacturing, hospitality, transportation, government, retail, healthcare and education. Sales in 2013 were made to approximately 1.4 million customers averaging 109,000 daily transactions. No single customer accounted for more than 3% of total sales.
The business has a sales force of almost 3,100 professionals who help businesses and institutions select the right products to find immediate solutions to maintenance problems and to reduce operating expenses and improve cash flows. In 2013, Grainger continued to expand its sales force to facilitate growth with targeted segments and provide more specialized support.
Another area in which the United States business helps customers be more productive is through inventory management services. A comprehensive program called KeepStock® is an offering that includes vendor managed inventory, customer managed inventory and on-site vending machines. Grainger's KeepStock program currently provides services to more than 21,000 customers at approximately 55,000 unique customer installations.
Customers can also purchase products through Grainger.com®. Customers continue to migrate to online and electronic purchasing. eCommerce revenues were $2.5 billion in 2013, an increase of 16% versus 2012. Grainger.com provides access to approximately 1.2 million products and serves as a prominent channel for the United States business. Grainger.com provides real-time price and product availability and detailed product information, and offers advanced features such as product search and compare capabilities. For customers with sophisticated electronic purchasing platforms, Grainger utilizes technology that allows these systems to communicate directly with Grainger.com. In 2013, Grainger transitioned Grainger.com to a new web platform, launched a Spanish language website and introduced new applications for mobile devices. Customers can also purchase products through other branded websites.
The majority of the products sold by the United States business are well recognized national branded products. In addition, 22% of 2013 sales were private label items bearing Grainger’s registered trademarks, such as DAYTON® motors, power transmission, HVAC and material handling, SPEEDAIRE® air compressors, AIR HANDLER® air filtration equipment, TOUGH GUY® cleaning products, WESTWARD® tools, CONDOR® safety products and LUMAPRO® lighting products. Grainger has taken steps to protect these trademarks against infringement and believes that they will remain available for future use in its business. The United States business purchases products for sale from more than 2,700 key suppliers, most of which are manufacturers. Through a global sourcing operation, the business procures competitively priced, high-quality products produced outside the United States from approximately 400 suppliers. Grainger sells these items primarily under the private label brands listed above. No single supplier comprised more than 5% of total purchases and no significant difficulty has been encountered with respect to sources of supply.
The Grainger catalog, most recently issued in February 2014, offers approximately 590,000 facilities maintenance and other products, an increase of 20,000 from the prior year, and is used by customers to assist in product selection. Approximately 1.6 million copies of the catalog were produced. In addition, Grainger’s United States business issues targeted catalogs for its multiple branded products, as well as other marketing materials.
Grainger estimates the United States market for facilities maintenance and related products to be approximately $122 billion, of which Grainger’s share is approximately 6%.
Canada
Acklands – Grainger is Canada’s leading broad-line distributor of industrial and safety supplies. A combination of product breadth, local availability, speed of delivery, detailed product information and competitively priced products and services is provided by this business.
The Canadian business serves customers through 171 branches, sales and service representatives and 6 DCs across Canada. Acklands – Grainger distributes tools, fasteners, safety supplies, instruments, welding and shop equipment, and many other items. During 2013, approximately 15,200 sales transactions were completed daily. A comprehensive catalog, printed in both English and French, was most recently issued in February 2014. The catalog has more than 139,000 products and is used by customers to assist in product selection. In addition, customers can purchase products through Acklandsgrainger.com, a fully bilingual website. In 2013, Acklands – Grainger announced a large product expansion, adding 200,000 new products to its online offering and also began construction on a 500,000 square-foot distribution center in the Toronto area. Grainger estimates the Canadian market for facilities maintenance and related products to be approximately $14 billion, of which Acklands – Grainger’s share is approximately 8%.

Other Businesses
Included in other businesses are the operations in Europe, Asia, Latin America and other U.S. operations. The more significant businesses in this group, those with anticipated revenues of more than $100 million in 2014, are described below.
Fabory
Fabory is a European distributor of fasteners, tools and industrial supplies. Fabory is headquartered in Tilburg, the Netherlands, and has more than 100 locations in 14 countries. Customers have access to more than 100,000 products through a catalog and through Fabory.com. Grainger estimates the European market (in which Fabory has its primary operations) for facilities maintenance and related products to be approximately $39 billion, of which Grainger’s share is approximately 1%.

Japan
Grainger operates in Japan through its 51% interest in MonotaRO Co. MonotaRO provides small and mid-sized domestic businesses with products that help them operate and maintain their facilities. MonotaRO is a catalog and web-based direct marketer with approximately 84% of orders being conducted through Monotaro.com. MonotaRO has no branches or sales force and fulfills all orders from two DCs, which have approximately 120,000 stocked products. Grainger estimates the Japanese market for facilities maintenance and related products to be approximately $45 billion, of which Grainger’s share is approximately 1%.

Mexico
Grainger’s operations in Mexico provide local businesses with maintenance, repair and operating supplies and other related products primarily from Mexico and the United States. The business in Mexico distributes products through a network of branches and two DCs where customers have access to approximately 119,000 products through a Spanish-language catalog and through Grainger.com.mx. Grainger estimates the Mexican market for facilities maintenance and related products to be approximately $11 billion, of which Grainger’s share is approximately 1%.

Zoro Tools
Zoro Tools is an online distributor of MRO products serving U.S. businesses and consumers through its website Zorotools.com.  Zoro Tools offers a broad selection of approximately 400,000 items at single, competitive prices. Zoro Tools has no branches or sales force, and product is delivered through the Grainger U.S. supply chain.

Seasonality
Grainger’s business in general is not seasonal, however, there are some products that typically sell more often during the winter or summer season. In any given month, unusual weather patterns, i.e., unusually hot or cold weather, could impact the sales volumes of these products, either positively or negatively.
Competition
Grainger faces competition in all markets it serves, from manufacturers (including some of its own suppliers) that sell directly to certain segments of the market, wholesale distributors, catalog houses, retail enterprises and Internet-based businesses. Grainger provides local product availability, a broad product line, sales representatives, competitive pricing, catalogs (which include product descriptions and, in certain cases, extensive technical and application data), and electronic and Internet commerce technology. Other services, such as inventory management and energy efficiency solutions to assist customers in lowering their total facilities maintenance costs, are also offered. Grainger believes that it can effectively compete with manufacturers on small orders, but manufacturers may have an advantage in filling large orders. There are several large competitors, although the majority of the market is served by small local and regional competitors.
Employees
As of December 31, 2013, Grainger had approximately 23,700 employees, of whom approximately 22,500 were full-time and 1,200 were part-time or temporary. Grainger has never had a major work stoppage and considers employee relations to be good.

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
Unexpected product shortages could negatively impact customer relationships, resulting in an adverse impact on results of operations. Grainger's competitive strengths include product selection and availability. Products are purchased from approximately 5,000 key suppliers located in various countries around the world, no one of which accounted for more than 5% of total purchases. Historically, no significant difficulty has been encountered with respect to sources of supply; however, disruptions could occur due to factors beyond Grainger's control, such as economic downturns, political unrest, trade issues, etc., any of which could adversely affect a supplier's ability to manufacture or deliver products. If Grainger were to experience difficulty in obtaining products, there could be a short-term adverse effect on results of operations and a longer-term adverse effect on customer relationships and Grainger's reputation. In addition, Grainger has strategic relationships with key vendors. In the event Grainger were unable to maintain those relations, there might be a loss of competitive pricing advantages which could, in turn, adversely affect results of operations.
Changes in customer or product mix could cause the gross margin percentage to decline. From time to time, Grainger experiences changes in customer and product mix that effect gross margin. Changes in customer and product mix result primarily from business acquisitions, changes in customer demand, customer acquisitions, selling and marketing activities and competition. If rapid growth with large customers continues, Grainger will face pressure to maintain current gross margins, as this customer segment receives discounted pricing due to their higher sales volume. There can be no assurance that Grainger will be able to maintain historical gross margins in the future.
Disruptions in Grainger's supply chain could result in an adverse impact on results of operations. A disruption within Grainger's logistics or supply chain network, including damage, destruction and other events which would cause one or more of the distribution centers to become non-operational, could adversely affect Grainger's ability to deliver inventory in a timely manner, impair Grainger's ability to meet customer demand for products and result in lost sales or damage to Grainger's reputation. Such a disruption could adversely impact the results of operations.

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
Breaches of information systems security could damage Grainger's reputation, disrupt operations, increase costs and/or decrease revenues. Through Grainger's sales and eCommerce channels, Grainger collects and stores confidential information that customers provide to, among other things, purchase products or services, enroll in promotional programs and register on the website. Grainger also acquires and retains information about suppliers and employees in the normal course of business. Despite instituted safeguards for the protection of such information, computer hackers may attempt to penetrate Grainger's or its vendors' information systems and, if successful, misappropriate confidential customer, supplier, employee or other business information. In addition, a Grainger employee, contractor or other third party with whom Grainger does business may attempt to circumvent security measures in order to obtain such information or inadvertently cause a breach involving such information. Loss of customer, supplier, employee or other business information could disrupt operations, damage Grainger's reputation and expose Grainger to claims from customers, suppliers, financial institutions, regulators, payment card associations, employees and other persons, any of which could have an adverse effect on Grainger, its financial condition and results of operations. In addition, compliance with tougher privacy and information security laws and standards may result in significant additional expense due to increased investment in technology and the development of new operational processes.
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

Grainger's business is subject to various government regulations. Grainger's business is subject to a wide array of laws and regulations in every jurisdiction where it operates, and compliance with these laws and regulations increases the cost of doing business. Grainger is subject to a variety of laws and regulations, including without limitation import and export requirements, the Foreign Corrupt Practices Act, tax laws (including U.S. taxes on foreign subsidiaries), foreign exchange controls and cash repatriation restrictions, data privacy requirements, regulations and potential expansion of regulations on suppliers regarding the sources of supplies or products, labor laws and anti-competition regulations, and is also subject to audits and inquiries in the ordinary course of business. As a government contractor selling to federal, state and local government entities, Grainger is also subject to a wide variety of additional laws and regulations. Changes to the legal and regulatory environments could increase the cost of doing business, and such costs may increase in the future as a result of changes in these laws and regulations or in their interpretation. Furthermore, Grainger has implemented policies and procedures designed to facilitate compliance with these laws and regulations, but there can be no assurance that employees, contractors or agents will not violate such laws and regulations or Grainger's policies. Any such violations could individually or in the aggregate materially adversely affect Grainger's financial condition or operating results.

Item 1B: Unresolved Staff Comments
None.

Item 2: Properties
As of December 31, 2013, Grainger’s owned and leased facilities totaled approximately 27 million square feet. The United States business and Acklands – Grainger accounted for the majority of the total square footage. Grainger believes that its properties are generally in excellent condition, well maintained and suitable for the conduct of business.
A brief description of significant facilities follows:

Location	Facility and Use (6)	Size in Square Feet (in 000's)
United States (1)	390 United States branch locations	8,554
United States (2)	18 Distribution Centers	6,793
United States (3)	Other facilities	3,344
Canada (4)	182 Acklands – Grainger facilities	2,872
Other Businesses (5)	Other facilities	4,205
Chicago Area (2)	Headquarters and General Offices	1,595
	Total Square Feet	27,363

(1)
United States branches consist of 273 owned and 117 leased properties located throughout the U.S. Branches range in size from approximately 1,000 to 109,000 square feet. Most leases expire between 2014 and 2020.

(2)	These facilities are primarily owned.
(3)	These facilities include both owned and leased locations, consisting of storage facilities, office space and idle properties.
(4)	Acklands – Grainger facilities consist of general offices, distribution centers and branches located throughout Canada, of which 64 are owned and 118 leased.
(5)	These facilities include owned and leased locations in Europe, Asia, Latin America and other U.S. operations.
(6)	Owned facilities are not subject to any mortgages.

Item 3: Legal Proceedings
Information on specific and significant legal proceedings is set forth in Note 18 to the Consolidated Financial Statements included under Item 8.

Item 4: Mine Safety Disclosures
Not applicable.

PART II
Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividends
Grainger's common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange, with the ticker symbol GWW. The high and low sales prices for the common stock and the dividends declared and paid for each calendar quarter during 2013 and 2012 are shown below.

		Prices
	Quarters	High	Low	Dividends
2013	First	$233.95	$201.49	$0.80
	Second	269.17	216.64	0.93
	Third	276.38	245.01	0.93
	Fourth	274.37	246.86	0.93
	Year	$276.38	$201.49	$3.59
2012	First	$221.84	$184.37	$0.66
	Second	221.00	172.50	0.80
	Third	211.36	176.50	0.80
	Fourth	218.23	184.78	0.80
	Year	$221.84	$172.50	$3.06
Grainger expects that its practice of paying quarterly dividends on its common stock will continue, although the payment of future dividends is at the discretion of Grainger’s Board of Directors and will depend upon Grainger’s earnings, capital requirements, financial condition and other factors.
Holders
The approximate number of shareholders of record of Grainger’s common stock as of January 31, 2014, was 790 with approximately 198,500 additional shareholders holding stock through nominees.
Issuer Purchases of Equity Securities - Fourth Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Oct. 1 – Oct. 31	112,330	267.18	112,330	4,115,080	shares
Nov. 1 – Nov. 30	386,491	262.46	386,491	3,728,589	shares
Dec. 1 – Dec. 31	106,921	256.19	106,921	3,621,668	shares
Total	605,742	262.23	605,742

(A)	There were no shares withheld to satisfy tax withholding obligations.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

(C)
Purchases were made pursuant to a share repurchase program approved by Grainger's Board of Directors on July 28, 2010. The program has no specified expiration date. Activity is reported on a trade date basis.

Company Performance
The following stock price performance graph compares the cumulative total return on an investment in Grainger common stock with the cumulative total return of an investment in each of the Dow Jones US Industrial Suppliers Total Stock Market Index and the S&P 500 Stock Index. It covers the period commencing December 31, 2008, and ending December 31, 2013. The graph assumes that the value for the investment in Grainger common stock and in each index was $100 on December 31, 2008, and that all dividends were reinvested.

Comparison of Five-Year Cumulative Total Return
Dollars
400
350
300
250
200
150
100
50
0
2008
2009
2010
2011
2012
2013
Fiscal Year Ended December 31
W.W. Grainger, Inc.
Dow Jones US Industrial Suppliers Total Stock Market Index
S&P 500 Stock Index

	December 31,
	2008	2009	2010	2011	2012	2013
W.W. Grainger, Inc.	$100	$125	$182	$251	$276	$353
Dow Jones US Industrial Suppliers Total Stock Market Index	100	126	177	226	255	305
S&P 500 Stock Index	100	126	146	149	172	228

Item 6: Selected Financial Data

	2013	2012	2011	2010	2009
	(In thousands of dollars, except for per share amounts)
Net sales	$9,437,758	$8,950,045	$8,078,185	$7,182,158	$6,221,991
Net earnings attributable to W.W. Grainger, Inc.	797,036	689,881	658,423	510,865	430,466
Net earnings per basic share	11.31	9.71	9.26	7.05	5.70
Net earnings per diluted share	11.13	9.52	9.07	6.93	5.62
Total assets	5,266,328	5,014,598	4,716,062	3,904,377	3,726,332
Long-term debt (less current maturities) and other long-term liabilities	743,702	817,229	603,858	747,404	722,334
Cash dividends paid per share	$3.59	$3.06	$2.52	$2.08	$1.78

Net earnings for 2013 included a $0.29 per share expense related to non-cash impairment charges, primarily for goodwill. Results also included a $0.10 per share expense due to restructuring charges primarily related to improving the long-term performance of the businesses in Europe and China. When combined, these items had a net expense effect of $0.39 per share.

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

Net earnings for 2011 included a $0.16 per share expense for U.S. branch closures, a $0.12 per share benefit related to the settlement of prior year tax reviews and a $0.07 per share benefit from a gain on the sale of the MRO Korea Co., Ltd. joint venture, which when combined, resulted in a net benefit of $0.03 per share.

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

Grainger completed several acquisitions for the years presented above, all of which were immaterial individually and in the aggregate. Operating results have included the results of each business acquired since the respective acquisition dates.

For further information see “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
General. Grainger is a broad-line distributor of maintenance, repair and operating supplies, and other related products and services used by businesses and institutions. Grainger’s operations are primarily in the United States and Canada, with a presence in Europe, Asia and Latin America. Grainger uses a multichannel business model to provide customers with a range of options for finding and purchasing products utilizing sales representatives, catalogs, direct marketing materials and eCommerce. Grainger serves more than 2 million customers worldwide through a network of highly integrated branches, distribution centers, multiple websites and export services.
Grainger’s two reportable segments are the United States and Canada. The United States segment reflects the results of Grainger’s U.S. operating segment. The Canada segment reflects the results for Acklands – Grainger Inc., Grainger’s Canadian operating segment. Other Businesses include operations in Europe, Asia, Latin America and other U.S. operations, which are not material individually.
Business Environment. Given Grainger's large number of customers and the diverse industries it serves, several economic factors and industry trends tend to shape Grainger’s business environment. The overall economy and leading economic indicators provide general insight into projecting Grainger’s growth. Grainger’s sales in the United States and Canada tend to positively correlate with Gross Domestic Product (GDP), Industrial Production, Exports and Business Investment. In the United States, sales also tend to positively correlate with Business Inventory. The table below provides these estimated indicators for 2013 and 2014:

	United States		Canada
	Estimated 2013	Forecasted 2014	Estimated 2013	Forecasted 2014
GDP	1.9%	2.7%	1.8%	2.4%
Industrial Production	2.6%	3.2%	1.3%	2.5%
Exports	2.8%	4.9%	1.2%	2.9%
Business Investment	2.9%	6.3%	1.2%	6.6%
Business Inventory	4.2%	3.0%	—	—
Source: Global Insight (February 2014)
The light and heavy manufacturing customer sectors, which comprised approximately 30% of Grainger’s total 2013 sales, have historically correlated with manufacturing employment levels and manufacturing production. Manufacturing employment levels in the United States increased approximately 0.6% from December 2012 to December 2013, while manufacturing output increased 2.6%. These increases contributed to a high single-digit percent sales increase in the light manufacturing customer sector and a mid single-digit percent sales increase in the heavy manufacturing customer sector for Grainger in 2013.
As oil production represents a large segment of the Canadian economy, fluctuations in crude oil prices can have a significant impact on the sales and business conditions in Grainger's Canadian business. According to the U.S. Energy Information Administration, crude oil prices increased from $88 to $98 per barrel, or an 11% increase from December 2012 to December 2013.
Outlook. In 2014, Grainger plans to continue to make investments in its supply chain, eCommerce, sales force and inventory management services. These investments are expected to accelerate market share growth and increase Grainger's size and scale. Grainger is also taking appropriate steps to strengthen areas of the business that are not performing to expectations.
On January 24, 2014, Grainger revised its 2014 earnings per share guidance from a range of $12.25 to $13.00 to a range of $12.10 to $12.85 and also revised its 2014 sales guidance from a range of 6 to 10 percent to a range of 5 to 9 percent. This change is primarily driven by unfavorable foreign exchange and the divestiture of the four direct marketing brands, which were sold on December 31, 2013.

Matters Affecting Comparability.
Grainger completed several acquisitions throughout 2013, 2012 and 2011, all of which were immaterial individually and in the aggregate. Grainger’s operating results have included the results of each business acquired since the respective acquisition dates.
Results of Operations
The following table is included as an aid to understanding changes in Grainger's Consolidated Statements of Earnings:

	For the Years Ended December 31,
	As a Percent of Net Sales			Percent Increase/(Decrease) from Prior Year
	2013	2012	2011	2013	2012
Net sales	100.0%	100.0%	100.0%	5.4%	10.8%
Cost of merchandise sold	56.2	56.2	56.5	5.3	10.2
Gross profit	43.8	43.8	43.5	5.6	11.5
Operating expenses	30.1	31.2	30.5	2.0	13.3
Operating earnings	13.7	12.6	13.0	14.7	7.5
Other income (expense)	(0.1)	(0.1)	—	(30.6)	—
Income taxes	5.1	4.7	4.8	14.5	8.8
Noncontrolling interest	0.1	0.1	0.1	19.5	12.3
Net earnings attributable to W.W. Grainger, Inc.	8.4%	7.7%	8.1%	15.5%	4.8%

2013 Compared to 2012
Grainger's net sales of $9,438 million for 2013 increased 5% when compared with net sales of $8,950 million for 2012. The 5% increase for the year consisted of the following contributors:

Percent Increase/ (Decrease)
Volume	3
Business acquisitions	2
Price	1
Foreign exchange	(1)
Total	5%

Net sales to most customer end markets increased for 2013. The increase in net sales was led by growth in sales to heavy and light manufacturing customers, followed by diversified commercial services customers. Refer to the Segment Analysis below for further details.

Gross profit of $4,136 million for 2013 increased 6%. The gross profit margin for 2013 was 43.8%, flat versus 2012, primarily driven by price increases exceeding product cost increases, offset by lower margins from the acquired businesses and faster growth with lower margin customers.

Operating expenses of $2,840 million for 2013 increased 2% from $2,785 million for 2012. Operating expenses in 2013 included a $26 million expense related to the impairment charges for the business in Brazil and Grainger Lighting Services in the United States. Also included was $10 million of expense related to restructuring charges for improving the long-term performance of the businesses in Europe and China. Operating expenses in 2012 included a $76 million expense related to the settlement of disputes involving the GSA and USPS contracts. Also included in 2012 was $24 million of expense related to branch closure costs, restructuring charges related to improving the long-term performance of the businesses in Europe, India and China and an impairment charge for Grainger Lighting Services. Excluding these expenses from both years, operating expenses increased 4%, primarily driven by the acquisitions and an incremental $132 million in growth-related spending on new sales representatives, eCommerce and inventory management solutions, primarily in the United States.

Operating earnings of $1,297 million for 2013 increased 15% from $1,131 million for 2012. Excluding the expenses mentioned above for both years, operating earnings increased 8%, primarily due to higher sales and operating expenses increasing at a slower rate than sales.

Net earnings attributable to Grainger for 2013 increased by 16% to $797 million from $690 million in 2012. The increase in net earnings primarily resulted from an increase in operating earnings. Diluted earnings per share of $11.13 in 2013 were 17% higher than $9.52 for 2012, due to increased net earnings and lower average shares outstanding.

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

	Twelve Months Ended December 31,
	2013	2012	%
Diluted earnings per share reported	$11.13	$9.52	17%
GSA/USPS settlement	—	0.66
Goodwill impairment	0.29	0.04
Restructuring	0.10	0.18
Charge for U.S. branch closures	—	0.03
Subtotal	0.39	0.91
Diluted earnings per share adjusted	$11.52	$10.43	10%

Segment Analysis
The following comments at the reportable segment and other business unit level include external and intersegment net sales and operating earnings. See Note 16 to the Consolidated Financial Statements.

United States
Net sales were $7,414 million for 2013, an increase of $488 million, or 7%, when compared with net sales of $6,926 million for 2012. The 7% increase for the year consisted of the following contributors:

Percent Increase
Volume	4
Business acquisitions	2
Price	1
Total	7%

Net sales to most customer end markets increased for 2013. The increase was led by high single digit growth to light manufacturing customers, followed by mid-single digit growth to heavy manufacturing, commercial services, contractors and natural resources customers. Government was up in the low single digits and net sales to resellers were down in the low single digits.

The segment gross profit margin decreased 0.3 percentage point in 2013 compared to 2012, primarily driven by lower margins from the acquired businesses and faster growth with lower margin customers, partially offset by price increases exceeding product cost increases.

Operating expenses were up 1% for 2013 versus 2012. Operating expenses in 2013 included a $13 million expense related to goodwill impairment charges for Grainger Lighting Services. The 2012 year included a $76 million expense related to the settlement of disputes involving the GSA and USPS contracts. Also included in 2012 was $10 million of expense primarily related to branch closure costs and a goodwill impairment charge for Grainger Lighting Services. Excluding these expenses from both years, operating expenses increased 5%, primarily driven by an incremental $118 million in growth-related spending on new sales representatives, eCommerce and inventory management solutions.

For the segment, operating earnings of $1,304 million for 2013 increased 15% over $1,133 million in 2012. Excluding the expenses mentioned above in both years, operating earnings were up 8%. The improvement in operating earnings for 2013 was due to an increase in net sales and operating expenses increasing at a slower rate than sales.

Canada
Net sales were $1,114 million for 2013, an increase of $8 million, or 1%, when compared with $1,106 million for 2012. In local currency, sales increased 4% for 2013. The 1% increase for the year consisted of the following contributors:

Percent Increase/ (Decrease)
Volume	4
Foreign exchange	(3)
Total	1%

Sales performance in Canada was driven by double digit growth in the forestry market, followed by high single digit growth to the light manufacturing, commercial services and oil and gas end markets. Net sales to heavy manufacturing customers were down in the mid-single digits and the government end market was down in the low single digits.

The segment gross profit margin increased 0.4 percentage point in 2013 over 2012, primarily driven by price increases exceeding product cost increases and favorable freight rates, partially offset by the unfavorable effect of foreign exchange on purchases.

Operating expenses increased 2% in 2013. In local currency, operating expenses increased 5%, primarily due to higher volume-related payroll, occupancy and technology investments, partially offset by lower warehouse expenses.

Operating earnings of $129 million for 2013 were up $1 million, or 1%, versus 2012. In local currency, operating earnings increased 4%. The increase in earnings was due to sales growth and improved gross profit margins, partially offset by operating expenses increasing at a faster rate than sales.

Other Businesses
Net sales were $1,040 million for 2013, an increase of $33 million, or 3%, when compared with $1,007 million for 2012. The net sales increase was primarily due to incremental sales from Zoro Tools, Brazil and Mexico, partially offset by lower sales in India due to a change in its business model. Higher sales in Japan were offset by unfavorable foreign exchange. The 3% increase for the year consisted of the following contributors:

Percent Increase/ (Decrease)
Volume/Price	10
Foreign exchange	(7)
Total	3%

Operating earnings for other businesses were $8 million for 2013 compared to $20 million for 2012. The year 2013 included $13 million of expense related to impairment charges for the business in Brazil and $10 million of expense in structural changes to the businesses in Europe and China. The year 2012 included $14 million of charges related to restructuring the businesses in Europe, India and China. Excluding these charges, operating earnings decreased $4 million, or 11%, primarily driven by lower earnings from the businesses in Latin America, partially offset by higher earnings at Zoro Tools and Japan.

Other Income and Expense
Other income and expense was $9 million of expense in 2013 compared with $13 million of expense in 2012. The following table summarizes the components of other income and expense (in thousands of dollars):

	For the Years Ended December 31,
	2013	2012
Interest income (expense) - net	$(9,991)	$(13,418)
Other non-operating income	2,732	1,866
Other non-operating expense	(1,996)	(1,784)
Total	$(9,255)	$(13,336)

Net interest expense decreased in 2013 due to lower average interest rates, partially offset by higher average outstanding debt.

Income Taxes
Income taxes of $480 million in 2013 increased 15% as compared with $419 million in 2012. Grainger's effective tax rates were 37.3% and 37.5% in 2013 and 2012, respectively.

2012 Compared to 2011
Grainger's net sales of $8,950 million for 2012 increased 11% when compared with net sales of $8,078 million for 2011. The 11% increase for the year consisted of the following contributors:

Percent Increase/ (Decrease)
Volume	6
Business acquisitions	3
Price	3
Foreign exchange	(1)
Total	11%

Sales to all customer end markets increased for 2012. The increase in net sales was led by growth in sales to heavy and light manufacturing customers, followed by diversified commercial services customers. Refer to the Segment Analysis below for further details.

Gross profit of $3,916 million for 2012 increased 12%. The gross profit margin for 2012 was 43.8%, up 0.3 percentage point versus 2011, primarily driven by price increases exceeding product cost increases, partially offset by customer mix.

Operating expenses of $2,785 million for 2012 increased 13% from $2,458 million for 2011. Operating expenses in 2012 included a $76 million expense related to the settlement of disputes involving the GSA and USPS contracts. Also included was $24 million of expense related to branch closure costs, restructuring charges related to improving the long-term performance of the businesses in Europe, India and China and an impairment charge for Grainger Lighting Services. The year 2011 included $18 million of branch closure costs. Excluding these expenses from both years, operating expenses increased 10%, primarily driven by the Fabory and AnFreixo acquisitions and incremental growth-related spending on new sales representatives, eCommerce and advertising, primarily in the United States.

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

United States
Net sales were $6,926 million for 2012, an increase of $425 million, or 7%, when compared with net sales of $6,501 million for 2011. The 7% increase for the year consisted of the following contributors:

Percent Increase
Volume	4
Price	3
Total	7%

Sales to all customer end markets increased for 2012. The increase was led by growth in sales to heavy and light manufacturing customers, followed by diversified commercial services customers.

The segment gross profit margin increased 0.3 percentage point in 2012 over 2011, primarily driven by price increases exceeding product cost increases, partially offset by customer mix.

Operating expenses were up 8% for 2012 versus 2011. The 2012 year included a $76 million expense related to the settlement of disputes involving the GSA and USPS contracts. Also included was $10 million of expense primarily related to branch closure costs and an impairment charge for Grainger Lighting Services. The 2011 year included costs for the closure of 35 branches of $18 million. Excluding these expenses from both years, operating expenses increased 4%, primarily driven by an incremental $70 million in growth-related spending on new sales representatives, eCommerce and advertising.

For the segment, operating earnings of $1,133 million for 2012 increased 6% over $1,066 million in 2011. Excluding the expenses mentioned above in both years, operating earnings were up 12%. The improvement in operating earnings for 2012 was due to an increase in net sales and gross profit margin, and operating expenses increasing at a slower rate than sales.

Canada
Net sales were $1,106 million for 2012, an increase of $113 million, or 11%, when compared with $993 million for 2011. In local currency, sales increased 12% for 2012. The 11% increase for the year consisted of the following contributors:

Percent Increase/ (Decrease)
Volume	11
Price	1
Foreign exchange	(1)
Total	11%
The increase in net sales was led by growth to oil and gas, commercial and construction customers.
The segment gross profit margin increased 0.2 percentage point in 2012 over 2011, primarily driven by price increases exceeding product cost increases, partially offset by unfavorable customer and product mix.

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

Other Income and Expense
Other income and expense was $13 million of expense in 2012 compared with $1 million of expense in 2011. The following table summarizes the components of other income and expense (in thousands of dollars):

	For the Years Ended December 31,
	2012	2011
Interest income (expense) - net	$(13,418)	$(7,023)
Equity in net income of unconsolidated entity	—	314
Gain on sale of investment in unconsolidated entity	—	7,639
Other non-operating income	1,866	709
Other non-operating expense	(1,784)	(2,541)
Total	$(13,336)	$(902)

Net interest expense increased in 2012 due to higher average outstanding debt, higher average interest rates and interest expense related to capital leases for the acquired business in Europe.

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

Cash Flow

Fiscal year 2013 compared with fiscal year 2012
Cash from operating activities continues to serve as Grainger's primary source of liquidity. Net cash flows from operations in 2013 were $986 million and increased $170 million from $816 million in 2012. The primary driver of the improvement was an increase in net earnings of $109 million. In addition, changes in operating assets and liabilities resulted in a net use of cash of $58 million for 2013 compared to $129 million for 2012. The lower use of cash for operating assets and liabilities was driven primarily by higher trade accounts payable due to higher inventory purchases at year-end in 2013 compared to 2012, partially offset by higher accounts receivable from increased sales.

Net cash used in investing activities was $399 million and $306 million in 2013 and 2012, respectively. The higher use of cash in 2013 compared to 2012 was primarily driven by the increased cash paid for acquisitions and cash expended for property, buildings, equipment and software.

Net cash used in financing activities of $591 million in 2013 increased $197 million from $394 million in 2012. The increase was primarily due to higher treasury share repurchases. Cash paid for treasury share purchases was $438 million in 2013 versus $341 million in 2012, an increase of $97 million. The prior year also included $300 million in proceeds from the issuance of long-term debt.

Fiscal year 2012 compared with fiscal year 2011
Cash from operating activities served as Grainger's primary source of liquidity. Net cash flows from operations in 2012 were $816 million and increased $70 million from $746 million in 2011. The primary driver of the improvement was an increase in net earnings of $32 million as well as an increase of $34 million in net non-cash expenses.

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
Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt and current maturities of long-term debt). Working capital was $1,621 million at December 31, 2013, compared with $1,604 million at December 31, 2012. At these dates, the ratio of current assets to current liabilities was 2.5 and 2.6, respectively.
Capital Expenditures
In each of the past three years, a portion of operating cash has been used for additions to property, buildings, equipment and capitalized software as summarized in the following table (in thousands of dollars):

	For the Years Ended December 31,
	2013	2012	2011
Land, buildings, structures and improvements	$60,419	$57,929	$51,249
Furniture, fixtures, machinery and equipment	152,328	145,483	118,228
Subtotal	212,747	203,412	169,477
Capitalized software	59,398	46,448	27,465
Total	$272,145	$249,860	$196,942

In 2013 and 2012, Grainger made significant capital investments to build new distribution centers in the United States and Canada. In the United States, Grainger opened a new 1 million square-foot and highly automated Chicago-area distribution center in 2013. In Canada, Grainger began construction of a 500,000 square-foot distribution center in the Toronto area. Grainger also invested in vending machines for KeepStock, as this program continues to grow. Other significant investments in 2013 and 2012 included investing in a new eCommerce platform, sustaining capital investments for Grainger's branches and distribution centers and other technology infrastructure.

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

In 2014, capital expenditures are expected to range from $375 million to $425 million. Projected spending includes continued investments in the supply chain, technology infrastructure, eCommerce and in support of sales initiatives. Grainger expects to fund 2014 capital spending from operating cash.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit. Refer to Note 6 and Note 7 to the Consolidated Financial Statements included in Item 8. Total debt as a percent of total capitalization was 14.0% and 15.3% as of December 31, 2013 and 2012, respectively. The reduction in total debt as a percent of total capitalization was primarily due to increased retained earnings associated with higher earnings in 2013. Grainger believes any circumstances that would trigger early payment or acceleration with respect to any outstanding debt obligations would not have a material impact on its results of operations or financial position.

Commitments and Other Contractual Obligations
At December 31, 2013, Grainger's contractual obligations, including estimated payments due by period, are as follows (in thousands of dollars):

	Payments Due by Period
	Total Amounts Committed	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Debt obligations	$542,799	$97,286	$429,010	$2,498	$14,005
Interest on debt	28,367	9,992	13,574	4,771	30
Operating lease obligations	230,644	67,993	97,929	44,785	19,937
Purchase obligations:
Uncompleted additions to property, buildings and equipment	65,536	65,536	—	—	—
Commitments to purchase inventory	402,935	402,935	—	—	—
Other purchase obligations	261,773	176,651	63,233	21,833	56
Other liabilities	303,324	185,272	23,862	24,554	69,636
Total	$1,835,378	$1,005,665	$627,608	$98,441	$103,664

Purchase obligations for inventory are made in the normal course of business to meet operating needs. While purchase orders for both inventory purchases and non-inventory purchases are generally cancelable without penalty, certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

Other liabilities represent future payments for profit sharing and employee benefits plans as determined by actuarial projections, and other employee benefit plans. Other employment-related benefits costs of $50 million have not been included in this table as the timing of benefit payments is not predictable. See Note 9 to the Consolidated Financial Statements.

See also Note 7 and Note 10 to the Consolidated Financial Statements for further detail related to the interest on long-term debt and operating lease obligations, respectively.

Grainger has recorded a noncurrent liability of approximately $44 million for tax uncertainties and interest at December 31, 2013. This amount is excluded from the table above, as Grainger cannot make reliable estimates of these cash flows by period. See Note 14 to the Consolidated Financial Statements.

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

Allowance for Doubtful Accounts. Grainger considers several factors to estimate the allowance for uncollectible accounts receivable including the age of the receivables, the percent past due and the historical ratio of actual write-offs to the age of the receivables. The analyses performed also take into consideration economic conditions that may have an impact on a specific industry, group of customers or a specific customer. Based on analysis of actual historical write-offs of uncollectible accounts receivable, Grainger's estimates and assumptions have been materially accurate in regards to the valuation of its allowance for doubtful accounts. However, write-offs could be materially different than the reserves established if business or economic conditions change or actual results deviate from historical trends, and Grainger's estimates and assumptions may be revised as appropriate to reflect these changes. For fiscal years 2013, 2012 and 2011, actual results did not vary materially from estimated amounts.

Inventory Reserves.  Grainger establishes inventory reserves for obsolete inventory. Grainger regularly reviews inventory to evaluate continued demand and identify any obsolete or excess quantities.  Grainger records provisions for the difference between excess and obsolete inventory and its estimated realizable value.  Estimated realizable value is based on anticipated future product demand, market conditions and liquidation values.  As Grainger's inventory consists of approximately 1.4 million stocked products, it is not practical to quantify the actual disposition of excess and obsolete inventory against estimated amounts at a stock keeping unit (SKU) level and no individual SKU is material.   There were no material differences noted between reserve levels compared to the level of write-offs historically.  Grainger's methodology for estimating reserves is continually evaluated based on current experience and the methodology provides for a materially accurate level of reserves at any reporting date.  Actual results could differ materially from projections and require changes to reserves which could have a material effect on Grainger's results of operations based on significant changes in product demand, market conditions or liquidation value.  If business or economic conditions change, Grainger's estimates and assumptions may be revised as appropriate. For fiscal years 2013, 2012 and 2011, actual results did not vary materially from estimated amounts.

Goodwill and Indefinite Lived Intangible Assets. Business acquisitions result in the recording of goodwill and identified intangible assets which affect the amount of amortization expense and possible impairment write-downs that may occur in future periods. Grainger annually reviews goodwill and intangible assets with indefinite lives for impairment in the fourth quarter and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Grainger tests for goodwill impairment at the reporting unit level and performs a qualitative assessment of factors such as a reporting unit's current performance and overall economic factors to determine if it is more likely than not that the goodwill might be impaired and whether it is necessary to perform the two-step quantitative goodwill impairment test. In the two-step test, Grainger compares the carrying value of assets of the reporting unit to its calculated fair value. If the carrying value of assets of the reporting unit exceeds its calculated fair value, the second step is performed, where the implied fair value of goodwill is compared to the carrying value of assets, to determine the amount of impairment.

The fair value of reporting units is calculated primarily using the discounted cash flow (DCF) method and incorporating value indicators from a market approach to evaluate the reasonableness of the resulting fair values. The DCF method incorporates various assumptions including the amount and timing of future expected cash flows, including revenues, gross margins, operating expenses, capital expenditures and working capital based on operational budgets, long range strategic plans and other estimates. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period and reflects management’s best estimates for perpetual growth for the reporting units. Estimates of market-participant risk-adjusted weighted average cost of capital (WACC) are used as a basis for determining the discount rates to apply to the reporting units’ future expected cash flows and terminal value.
Grainger completed the annual impairment testing using the qualitative approach for seven reporting units and the two-step quantitative test for four of these reporting units during the fourth quarter. For two of these reporting units, Grainger Lighting Services (GLS) and Grainger Brazil (GB), the two-step quantitative test indicated that the carrying value of assets exceeded the calculated fair value and step two impairment calculations were required. As part of the review of the strategic plans for GLS during the fourth quarter, Grainger evaluated the impact of planned changes to the business model and level of investment in the business. Grainger’s estimates of future projected sales growth, operating earnings, and cash flows were revised to reflect lower estimates for new customers and projects.  As a result of the lower projections, Grainger recognized impairment charges of $13 million on the GLS reporting unit.
During the fourth quarter, management provided strategic plans which included changes to the business model and level of investment required for GB based on insights gained from owning the business since the acquisition in the second quarter of 2012. Grainger’s assumptions were revised to reflect changes related to realization of expected deal synergies and anticipated short-term and long-term operating results of GB that were different from pre-acquisition projections. As a result of the lower performance expectations, Grainger’s estimates for future projected sales growth, operating earnings, and cash flows were revised accordingly. These lowered expectations, as well as an increase in relevant risk factors that increased the discount rate used in the calculations, resulted in the calculated fair value of GB being lower than the carrying value of assets in the step one analysis.  As a result of the completion of step two, Grainger recognized a goodwill impairment charge of $11 million.
For the two other reporting units, the fair values calculated in the step one analysis exceeded the carrying value of assets and therefore the step two calculation was not required. Fabory, with $134 million of goodwill, had a calculated fair value which exceeded the carrying value of assets by 17%. The risk of potential failure of step one of the impairment test for Fabory in future reporting periods is highly dependent upon key assumptions including the amount and timing of future expected cash flows, sales growth rates, gross margins, capital expenditures, discount rates and estimates of market-participant risk-adjusted WACC. These assumptions require considerable management judgment and are subject to uncertainty. Changes in assumptions regarding the future performance and a continued unfavorable economic environment in Europe may also have a significant impact on cash flows in the future. Given the sensitivity of the calculated fair value to changes in these key assumptions, Grainger may be required to recognize an impairment for Fabory’s goodwill in the future due to changes in market conditions or other factors related to these key assumptions.
Grainger Colombia, with $14 million of goodwill, had a calculated fair value which exceeded the carrying value of assets by 26% as of the test date.

Stock Incentive Plans. Grainger maintains stock incentive plans under which a variety of incentive grants may be awarded to employees and directors. Grainger uses a binomial lattice option pricing model to estimate the fair value of stock option grants. The model requires projections of the risk-free interest rate, expected life, volatility, dividend yield and forfeiture rate of the stock option grants. The fair value of options granted used the following assumptions:

	For the Years Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.9%	1.1%	2.6%
Expected life	6 years	6 years	6 years
Expected volatility	25.5%	25.9%	24.6%
Expected dividend yield	1.5%	1.6%	1.8%

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

The discount rate assumptions used by management reflect the rates available on high-quality fixed income debt instruments as of December 31, the measurement date, of each year.  A higher discount rate reduces the present value of benefit obligations and net periodic benefit costs. As of December 31, 2013, Grainger increased the discount rate used in the calculation of the postretirement plan obligation from 4.0% to 4.9% to reflect the increase in market interest rates.  Grainger estimates that this increase could increase 2014 pretax earnings by approximately $4 million.  However, other changes in assumptions may increase, decrease or eliminate this effect.

Grainger considers the long-term historical actual return on plan assets and the historical performance of the Standard & Poor's 500 Index and the Total International Composite Index in developing its expected long-term return on plan assets. In 2013, Grainger decreased the expected long-term rate of return on plan assets from 6.0% (net of tax) to 5.7% (net of tax) based on the historical average of long-term rates of return. Grainger estimates this change could reduce 2014 pretax earnings by approximately $0.4 million.

The Company’s healthcare trend rate is selected based on historical experience and expected experience. Grainger changed the duration of the healthcare trend rate from an assumed rate of increase of 7.5% declining 50 basis points a year until reaching the ultimate trend rate of 5% to an assumed rate of increase of 7.5% declining 25 basis points a year until reaching the ultimate trend rate of 4.5%. Grainger estimates this change could reduce 2014 pretax earnings by approximately $1 million.

A 1 percentage point change in assumed healthcare cost trend rates would have had the following effects on December 31, 2013 results (in thousands of dollars):

	1 Percentage Point
	Increase	(Decrease)
Effect on total of service and interest cost	$2,205	$(1,777)
Effect on postretirement benefit obligation	29,776	(24,196)

Grainger changed the mortality improvement scale used to project mortality rates into the future from Mortality Improvement Scale AA to Mortality Improvement Scale BB at December 31, 2013. Grainger estimates this change could reduce 2014 pretax earnings by approximately $2 million.

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

The use of assumptions in the analysis leads to fluctuations in required reserves over time.  Any change in the required reserve balance is reflected in the current period's results of operations.  Grainger believes its estimates are reasonable based on the information currently available and the methodology used to estimate these reserves has been consistently applied.  There were no material adjustments based on Grainger's historical experience in 2013, 2012 and 2011.  If actual trends, including the nature, severity or frequency of claims differ from Grainger's estimates, or if business or economic conditions change, Grainger's estimates and assumptions may be revised as appropriate and the results of operations could be materially impacted.

Income Taxes. Grainger recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The tax balances and income tax expense recognized by Grainger are based on management's interpretations of the tax laws of multiple jurisdictions. Income tax expense reflects Grainger's best estimates and assumptions regarding, among other items, the level of future taxable income, interpretation of tax laws and tax planning opportunities, plans for reinvestment of cash overseas and uncertain tax positions. Future rulings by tax authorities and future changes in tax laws and their interpretation, changes in projected levels of taxable income, changes in planned need for cash overseas and future tax planning strategies could impact the actual effective tax rate and tax balances recorded by Grainger.

Contingent Liabilities. At any time, Grainger may be subject to investigations, legal proceedings, or claims related to the ongoing operation of its business, including claims both by and against Grainger. Such proceedings typically involve claims related to product liability, general negligence, contract disputes, environmental issues, wage and hour laws, intellectual property, employment practices, regulatory compliance or other matters and actions brought by employees, consumers, competitors, suppliers or governmental entities. Grainger routinely assesses the likelihood of any adverse outcomes related to these matters on a case by case basis, as well as the potential ranges of losses and fees. Grainger establishes accruals for its potential exposure, as appropriate, for claims against Grainger when losses become probable and reasonably estimable. Where Grainger is able to reasonably estimate a range of potential losses, Grainger records the amount within that range that constitutes Grainger's best estimate. Grainger also discloses the nature of and range of loss for claims against Grainger when losses are reasonably possible and material. These accruals and disclosures are determined based on the facts and circumstances related to the individual cases and require estimates and judgments regarding the interpretation of facts and laws, as well as the effectiveness of strategies or other factors beyond Grainger's control.

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

Forward-Looking Statements
This Form 10-K contains statements that are not historical in nature but concern future results and business plans, strategies and objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws. Grainger has generally identified such forward-looking statements by using words such as “ anticipated, assumed, assumes, assumptions, believe, believes, can, continue, continued, continues, could, estimate, estimated, estimates, expect, expectation, expectations, expected, expects, forecasted, forecasts, guidance, if, intended, intends, maintain, maintains, may, might, no assurance, plans, predict, predictable, presumption, project, projected, projecting, projections, potential, potentially, reasonably likely, risk, scheduled, should, tend, unanticipated, will, and would” or similar expressions.

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

Foreign Currency Exchange Rates
Grainger's international subsidiaries generate revenue and expenses in their local currencies. Grainger's consolidated earnings are subject to foreign currency translation exposure upon conversion of a foreign entity's statement of earnings from the functional currency to the reporting currency, which is the U.S. dollar. For 2013, a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect Grainger's international subsidiaries would have resulted in a $6 million decrease in net earnings. Comparatively, in 2012 a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect Grainger's international subsidiaries would have resulted in a $7 million decrease in net earnings. A uniform 10% weakening of the U.S. dollar would have resulted in a $7 million increase in net earnings for 2013, as compared with an increase in net earnings of $8 million for 2012. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in future potential changes in sales levels or local currency prices or costs.

Interest Rates
Grainger is subject to interest rate risk related to its variable rate debt portfolio. Grainger may enter into interest rate swap agreements to manage those risks. Based on Grainger's variable rate debt and derivative instruments outstanding, a 1 percentage point increase in interest rates paid by Grainger would have resulted in a decrease to net earnings of approximately $3 million for 2013 and $2 million for 2012. A 1 percentage point decrease in interest rates would have resulted in an increase to net earnings of approximately $3 million for 2013 and $2 million for 2012. This sensitivity analysis of the effects of changes in interest rates on long-term debt does not factor in future potential changes in long-term debt levels.

Commodity Price Risk
Grainger has limited primary exposure to commodity price risk on certain products for resale, but does not purchase commodities directly.

Item 8: Financial Statements and Supplementary Data

The financial statements and supplementary data are included on pages 36 to 74. See the Index to Financial Statements and Supplementary Data on page 35.

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

Internal Control Over Financial Reporting

(A)	Management's Annual Report on Internal Control Over Financial Reporting

Management's report on Grainger's internal control over financial reporting is included on page 36 of this Report under the heading Management's Annual Report on Internal Control Over Financial Reporting.

(B)	Attestation Report of the Registered Public Accounting Firm

The report from Ernst & Young LLP on its audit of the effectiveness of Grainger's internal control over financial reporting as of December 31, 2013, is included on page 37 of this Report under the heading Report of Independent Registered Public Accounting Firm.

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

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 30, 2014, under the captions “Directors,” “Board of Directors and Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  Information required by this item regarding executive officers of Grainger is set forth below under the caption “Executive Officers.”

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

Executive Officers
Following is information about the Executive Officers of Grainger including age as of March 1, 2014. Executive Officers of Grainger generally serve until the next annual election of officers, or until earlier resignation or removal.

Name and Age	Positions and Offices Held and Principal Occupation and Employment During the Past Five Years
Michael S. Ali (52)
Senior Vice President and Chief Information Officer, a position assumed in July 2013. Prior to joining Grainger, Dr. Ali was Senior Vice-President, Application Services and PMO at U.S. Foods, a position assumed in 2012 after serving as CIO at Harman, a position assumed in 2010. Prior to this position, Dr. Ali held several management roles in Ford Motor Company from 2000 to 2010.

Laura D. Brown (50)
Senior Vice President, Communications and Investor Relations, a position assumed in 2010 after serving as Vice President, Global Business Communications, a position assumed in 2009 and Vice President, Investor Relations, a position assumed in 2008.

Court D. Carruthers (41)
Senior Vice President and Group President, Americas, a position assumed in 2013 after serving as Senior Vice President and President, Grainger U.S., a position assumed in 2012, President, Grainger International, a position assumed in 2009, and Senior Vice President of Grainger, a position assumed in 2007.

Joseph C. High (59)
Senior Vice President and Chief People Officer, a position assumed in June 2011. Prior to joining Grainger, Mr. High was the Senior Vice President of Human Resources at Owens Corning in Toledo, Ohio, a position assumed in 2004.

John L. Howard (56)	Senior Vice President and General Counsel, a position assumed in 2000.
Gregory S. Irving (55)	Vice President and Controller, a position assumed in 2008. Previously, Mr. Irving served as Vice President, Finance, for Acklands - Grainger Inc. since 2004.
Ronald L. Jadin (53)
Senior Vice President and Chief Financial Officer, a position assumed in 2008. Previously, Mr. Jadin served as Vice President and Controller, a position assumed in 2006 after serving as Vice President, Finance.

Donald G. Macpherson (46)
Senior Vice President and Group President, Global Supply Chain and International, a position assumed in 2013 after serving as Senior Vice President and President, Global Supply Chain and Corporate Strategy, a position assumed in 2012, and Senior Vice President, Global Supply Chain, a position assumed in 2008.

James T. Ryan (55)	Chairman of the Board, President and Chief Executive Officer of Grainger, positions assumed in 2009, 2006 and 2008, respectively.

Item 11: Executive Compensation

The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 30, 2014, under the captions “Board of Directors and Board Committees,” “Director Compensation,” “Report of the Compensation Committee of the Board” and “Compensation Discussion and Analysis.”

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 30, 2014, under the captions “Ownership of Grainger Stock” and “Equity Compensation Plans.”

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 30, 2014, under the captions "Election of Directors" and "Transactions with Related Persons."

Item 14: Principal Accounting Fees and Services

The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 30, 2014, under the caption “Audit Fees and Audit Committee Pre-Approval Policies and Procedures.”

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

		(10)	Material Contracts
			(a)	(i)	A Credit Agreement with U.S. Bank National Association, as administrative agent, and other lenders, incorporated by reference to Exhibit 10.1 to Grainger's Form 8-K dated May 8, 2012.
			(b)	Compensatory Plans or Arrangements
				(i)	Director Stock Plan, as amended, incorporated by reference to Exhibit 10(c) to Grainger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
				(ii)	1990 Long-Term Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10(a) to Grainger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
				(iii)	2001 Long-Term Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10(b) to Grainger’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
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
				(vi)	Supplemental Profit Sharing Plan, as amended, incorporated by reference to Exhibit 10(viii) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2003.
				(vii)	Supplemental Profit Sharing Plan II, as amended, incorporated by reference to Exhibit 10(b)(ix) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2007.
				(viii)	Voluntary Salary and Incentive Deferral Plan, as amended, incorporated by reference to Exhibit 10(b)(xi) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2007.
				(ix)	Summary Description of the 2014 Directors Compensation Program.
				(x)	2005 Incentive Plan, as amended, incorporated by reference to Exhibit 10(d) to Grainger's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

	(xi)	2010 Incentive Plan, incorporated by reference to Exhibit B of Grainger’s Proxy Statement dated March 12, 2010.
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

(xviii)
Form of 2012 Performance Share Award Agreement between Grainger and certain of its executive officers, incorporated by reference to Exhibit 10(b)(xix) to Grainger’s Annual Report of Form 10-K for the year ended December 31, 2012.

(xix)
Letter of Agreement - Long-Term International Assignment to Mr. Court D. Carruthers dated December 22, 2011, incorporated by reference to Exhibit 10(b)(xxi) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2011.

	(xx)	Summary Description of the 2014 Management Incentive Program.
	(xxi)	Incentive Program Recoupment Agreement, incorporated by reference to Exhibit 10(b)(xxv) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2009.
(xxii)
Form of Change in Control Employment Agreement between Grainger and certain of its executive officers incorporated by reference to Exhibit 10(b)(xxvii) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2010.

	(xxiii)	Form of 2013 Performance Share Award Agreement between Grainger and certain of its executive officers.
	(xxiv)	Separation Agreement and General Release by and between Grainger and Michael A. Pulick dated October 4, 2013.

(21)	Subsidiaries of Grainger.
(23)	Consent of Independent Registered Public Accounting Firm.
(31)	Rule 13a – 14(a)/15d – 14(a) Certifications
	(a)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(b)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
Chief Executive Officer and Chief Financial Officer certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
December 31, 2013, 2012 and 2011

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

Grainger's management assessed the effectiveness of Grainger's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Based on its assessment under that framework and the criteria established therein, Grainger's management concluded that Grainger's internal control over financial reporting was effective as of December 31, 2013.

Ernst & Young LLP, an independent registered public accounting firm, has audited Grainger's internal control over financial reporting as of December 31, 2013, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
W.W. Grainger, Inc.

We have audited W.W. Grainger, Inc. and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). W.W. Grainger, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, W.W. Grainger, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of W.W. Grainger, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of W.W. Grainger, Inc. and subsidiaries and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
W.W. Grainger, Inc.
We have audited the accompanying consolidated balance sheets of W.W. Grainger, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of W.W. Grainger, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), W.W. Grainger Inc. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 27, 2014

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)

	For the Years Ended December 31,
	2013	2012	2011
Net sales	$9,437,758	$8,950,045	$8,078,185
Cost of merchandise sold	5,301,275	5,033,885	4,567,393
Gross profit	4,136,483	3,916,160	3,510,792
Warehousing, marketing and administrative expenses	2,839,629	2,785,035	2,458,363
Operating earnings	1,296,854	1,131,125	1,052,429
Other income and (expense):
Interest income	3,234	2,660	2,068
Interest expense	(13,225)	(16,078)	(9,091)
Equity in net income of unconsolidated entity	—	—	314
Gain on sale of investment in unconsolidated entity	—	—	7,639
Other non-operating income	2,732	1,866	709
Other non-operating expense	(1,996)	(1,784)	(2,541)
Total other income and (expense)	(9,255)	(13,336)	(902)
Earnings before income taxes	1,287,599	1,117,789	1,051,527
Income taxes	479,850	418,940	385,115
Net earnings	807,749	698,849	666,412
Less: Net earnings attributable to noncontrolling interest	10,713	8,968	7,989
Net earnings attributable to W.W. Grainger, Inc.	$797,036	$689,881	$658,423
Earnings per share:
Basic	$11.31	$9.71	$9.26
Diluted	$11.13	$9.52	$9.07
Weighted average number of shares outstanding:
Basic	69,455,507	69,811,881	69,690,854
Diluted	70,576,432	71,181,733	71,176,158

The accompanying notes are an integral part of these consolidated financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)

	For the Years Ended December 31,
	2013	2012	2011
Net earnings	$807,749	$698,849	$666,412
Other comprehensive earnings (losses):
Foreign currency translation adjustments, net of tax benefit (expense) of $4,078, $(1,653) and $1,325, respectively	(78,253)	7,344	(36,117)
Reclassification of cumulative currency translation	—	—	525
Defined postretirement benefit plan, net of tax (expense) benefit of $(20,188), $(47,948) and $18,725, respectively	32,658	75,625	(30,038)
Other employment-related benefit plans and derivatives, net of tax (expense) benefit of $(3,080), $2,825 and $89, respectively	5,309	(9,519)	(1,932)
Total other comprehensive earnings (losses)	(40,286)	73,450	(67,562)
Comprehensive earnings, net of tax	767,463	772,299	598,850
Less: Comprehensive earnings attributable to noncontrolling interest:
Net earnings	10,713	8,968	7,989
Foreign currency translation adjustments	(15,622)	(8,866)	4,127
Comprehensive earnings attributable to W.W. Grainger, Inc.	$772,372	$772,197	$586,734

The accompanying notes are an integral part of these consolidated financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)

	As of December 31,
ASSETS	2013	2012
CURRENT ASSETS
Cash and cash equivalents	$430,644	$452,063
Accounts receivable (less allowances for doubtful
accounts of $20,096 and $19,449, respectively)	1,101,656	940,020
Inventories – net	1,305,520	1,301,935
Prepaid expenses and other assets	115,331	110,414
Deferred income taxes	75,819	55,967
Prepaid income taxes	15,315	40,241
Total current assets	3,044,285	2,900,640
PROPERTY, BUILDINGS AND EQUIPMENT
Land	277,256	265,224
Buildings, structures and improvements	1,259,237	1,224,044
Furniture, fixtures, machinery and equipment	1,404,597	1,271,166
	2,941,090	2,760,434
Less: Accumulated depreciation and amortization	1,732,528	1,615,861
Property, buildings and equipment – net	1,208,562	1,144,573
DEFERRED INCOME TAXES	16,209	51,536
GOODWILL	525,467	543,670
OTHER ASSETS AND INTANGIBLES – NET	471,805	374,179
TOTAL ASSETS	$5,266,328	$5,014,598

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS - CONTINUED
(In thousands of dollars, except for share and per share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY	As of December 31,
CURRENT LIABILITIES	2013	2012
Short-term debt	$66,857	$79,071
Current maturities of long-term debt	30,429	18,525
Trade accounts payable	510,634	428,782
Accrued compensation and benefits	185,905	165,450
Accrued contributions to employees’ profit sharing plans	176,800	170,434
Accrued expenses	218,835	204,800
Income taxes payable	6,330	12,941
Total current liabilities	1,195,790	1,080,003
LONG-TERM DEBT (less current maturities)	445,513	467,048
DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	113,585	119,280
EMPLOYMENT-RELATED AND OTHER NONCURRENT LIABILITIES	184,604	230,901
SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued or outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	54,830	54,830
Additional contributed capital	893,055	812,573
Retained earnings	5,822,612	5,278,577
Accumulated other comprehensive earnings	28,914	53,578
Treasury stock, at cost – 40,805,281 and 40,180,724 shares, respectively	(3,548,973)	(3,175,646)
Total W.W. Grainger, Inc. shareholders’ equity	3,250,438	3,023,912
Noncontrolling interest	76,398	93,454
Total shareholders' equity	3,326,836	3,117,366
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,266,328	$5,014,598

The accompanying notes are an integral part of these consolidated financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	For the Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$807,749	$698,849	$666,412
Provision for losses on accounts receivable	8,855	9,504	4,761
Deferred income taxes and tax uncertainties	(9,319)	12,343	1,666
Depreciation and amortization	180,613	159,049	149,200
Impairment of goodwill and other intangible assets	26,284	4,945	—
(Gains) losses from sales of assets	(22,155)	2,609	8,069
Stock-based compensation	55,590	55,500	54,020
Gain on sale of investment in unconsolidated entity	—	—	(7,639)
Change in operating assets and liabilities – net of business acquisitions and divestitures:
Accounts receivable	(126,465)	(45,953)	(85,083)
Inventories	(23,636)	(14,872)	(219,680)
Prepaid expenses and other assets	16,873	8,346	(24,228)
Trade accounts payable	71,118	(54,314)	86,395
Other current liabilities	(707)	(58,673)	50,718
Current income taxes payable	(4,813)	(9,349)	16,827
Accrued employment-related benefits cost	9,872	45,795	45,680
Other – net	(3,361)	2,416	(1,010)
Net cash provided by operating activities	986,498	816,195	746,108
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment	(272,145)	(249,860)	(196,942)
Proceeds from sales of property, buildings and equipment	26,701	8,530	7,278
Cash paid for business acquisitions, net of cash acquired	(153,915)	(64,808)	(359,296)
Other – net	(68)	482	13,892
Net cash used in investing activities	(399,427)	(305,656)	(535,068)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	144,805	161,160	218,885
Payments against lines of credit	(154,450)	(205,006)	(194,325)
Proceeds from issuance of long-term debt	—	300,000	172,464
Payments of long-term debt and commercial paper	(16,681)	(219,950)	(179,296)
Proceeds from stock options exercised	69,412	72,084	84,337
Excess tax benefits from stock-based compensation	59,984	57,885	52,098
Purchase of treasury stock	(438,473)	(340,532)	(151,082)
Cash dividends paid	(255,466)	(220,077)	(180,527)
Net cash used in financing activities	(590,869)	(394,436)	(177,446)
Exchange rate effect on cash and cash equivalents	(17,621)	469	(11,557)
NET CHANGE IN CASH AND CASH EQUIVALENTS:	(21,419)	116,572	22,037
Cash and cash equivalents at beginning of year	452,063	335,491	313,454
Cash and cash equivalents at end of year	$430,644	$452,063	$335,491

Supplemental cash flow information:
Cash payments for interest (net of amounts capitalized)	$12,954	$16,028	$8,996
Cash payments for income taxes	$414,363	$383,698	$312,616
The accompanying notes are an integral part of these consolidated financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of dollars, except for per share amounts)

	W.W. Grainger, Inc. Shareholders' Equity
	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest
Balance at January 1, 2011	$54,830	$637,686	$4,326,761	$42,951	$(2,857,012)	$82,454
Exercise of stock options	—	(11,506)	—	—	95,384	459
Tax benefits on stock-based compensation awards	—	55,824	—	—	—	—
Stock option expense	—	16,838	—	—	—	294
Amortization of other stock-based compensation awards	—	33,162	—	—	—	—
Settlement and vesting of other stock-based compensation awards	—	(31,067)	—	—	8,257	—
Purchase of treasury stock	—	(111)	—	—	(150,872)	(99)
Net earnings	—	—	658,423	—	—	7,989
Other comprehensive earnings	—	—	—	(71,689)	—	4,127
Cash dividends paid ($2.52 per share)	—	—	(179,074)	—	—	(1,453)
Fair value at acquisition	—	—	—	—	—	1,723
Balance at December 31, 2011	$54,830	$700,826	$4,806,110	$(28,738)	$(2,904,243)	$95,494
Exercise of stock options	—	(927)	—	—	72,502	564
Tax benefits on stock-based compensation awards	—	60,122	—	—	—	—
Stock option expense	—	17,898	—	—	—	105
Amortization of other stock-based compensation awards	—	35,125	—	—	—	—
Settlement and vesting of other stock-based compensation awards	—	(31,175)	—	—	1,452	—
Director's stock compensation	—	30,867	—	—	—	—
Purchase of treasury stock	—	(163)	—	—	(345,357)	(148)
Net earnings	—		689,881	—	—	8,968
Other comprehensive earnings	—	—		82,316	—	(8,866)
Cash dividends paid ($3.06 per share)	—	—	(217,414)		—	(2,663)
Balance at December 31, 2012	$54,830	$812,573	$5,278,577	$53,578	$(3,175,646)	$93,454
Exercise of stock options	—	4,035	—	—	64,140	583

Tax benefits on stock-based compensation awards	—	62,385	—	—	—	—
Stock option expense	—	17,373	—	—	—	72
Amortization of other stock-based compensation awards	—	34,049	—	—	—	—
Settlement and vesting of other stock-based compensation awards	—	(37,851)	—	—	(3,709)	—
Purchase of treasury stock	—	—	—	—	(433,758)	(183)
Purchase of noncontrolling interest - Colombia	—	(51)	—	—	—	(9,612)
Net earnings	—	—	797,036	—	—	10,713
Other comprehensive earnings	—	—	—	(24,664)	—	(15,622)
Cash dividends paid ($3.59 per share)	—	542	(253,001)	—	—	(3,007)
Balance at December 31, 2013	$54,830	$893,055	$5,822,612	$28,914	$(3,548,973)	$76,398

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

RECLASSIFICATIONS
Certain amounts in the 2012 and 2011 financial statements, as previously reported, have been reclassified to conform to the 2013 presentation. These reclassifications did not have a material impact on the presentation of the consolidated financial statements.

REVENUE RECOGNITION
Revenues recognized include product sales, billings for freight and handling charges and fees earned for services provided. The Company recognizes product sales and billings for freight and handling charges primarily on the date products are shipped to, or picked up by, the customer. In cases where the product is shipped directly to the customer, the company recognizes revenue at the time of shipment on a gross basis. The Company's standard shipping terms are FOB shipping point. On occasion, the Company will negotiate FOB destination terms. These sales are recognized upon delivery to the customer. eCommerce revenues, which accounted for 33% of total 2013 revenues, are recognized on the same terms as revenues through other channels. Fee revenues, which accounted for less than 1% of total 2013 revenues, are recognized after services are completed. Taxes collected from customers and remitted to governmental authorities are presented on a net basis and are not included in revenue.

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

ADVERTISING
Advertising costs are expensed in the year the related advertisement is first presented. Advertising expense was $178 million, $173 million and $145 million for 2013, 2012 and 2011, respectively. Most vendor-provided allowances are classified as an offset to Cost of merchandise sold. For additional information see VENDOR CONSIDERATION above.

Catalog expense is amortized equally over the life of the catalog, beginning in the month of its distribution. Advertising costs for catalogs that have not been distributed by year-end are capitalized as Prepaid expenses. Amounts included in Prepaid expenses at December 31, 2013 and 2012, were $36 million and $46 million, respectively.

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

INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined primarily by the last-in, first-out (LIFO) method, which accounts for approximately 59% of total inventory. For the remaining inventory, cost is determined by the first-in, first-out (FIFO) method.

PROPERTY, BUILDINGS AND EQUIPMENT
Property, buildings and equipment are valued at cost. For financial statement purposes, depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on the declining-balance and sum-of-the-years-digits depreciation methods. The Company's international businesses record depreciation expense primarily on a straight-line basis. The principal estimated useful lives for determining depreciation are as follows:

Buildings, structures and improvements	10 to 30 years
Furniture, fixtures, machinery and equipment	3 to 10 years

Improvements to leased property are amortized over the initial terms of the respective leases or the estimated service lives of the improvements, whichever is shorter.

The Company capitalized interest costs of $1 million in each of years 2013, 2012 and 2011.

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

The Company recognized impairment charges of $0.4 million, $2 million and $8 million in 2013, 2012 and 2011, respectively, included in Warehousing, marketing and administrative expenses, to reduce the carrying value of certain long-lived assets to their estimated fair value pursuant to impairment indicators for property currently held for sale, lease terminations, idle assets and branch closures.

CAPITALIZED SOFTWARE
The Company capitalizes certain costs related to the purchase and development of internal-use software. Amortization of capitalized software is on a straight-line basis over three and five years. Amortization begins when the software is available for its intended use. Amortization expense was $23 million, $16 million and $19 million for the years ended December 31, 2013, 2012 and 2011, respectively. Capitalized software was $107 million and $72 million at December 31, 2013 and 2012, respectively and are included in Other assets and intangibles - net on the Consolidated Balance Sheets.

GOODWILL AND OTHER INTANGIBLES
Goodwill is recognized as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. Goodwill is not amortized, but rather tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value.

The Company recognizes an acquired intangible apart from goodwill whenever the intangible arises from contractual or other legal rights, or whenever it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their estimated useful lives unless the estimated useful life is determined to be indefinite. Amortizable intangible assets are being amortized primarily over useful lives of three to 22 years. The straight-line method of amortization is used as it has been determined to approximate customer attrition patterns and the use pattern of the assets. Impairment losses are recognized if the carrying amount of an intangible, subject to amortization, is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

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

WARRANTY RESERVES
The Company generally warrants the products it sells against defects for one year. For a significant portion of warranty claims, the manufacturer of the product is responsible for expenses. For warranty expenses not covered by the manufacturer, the Company provides a reserve for future costs based primarily on historical experience. Warranty reserves were $4 million at December 31, 2013 and 2012.

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

In July 2013, the Financial Accounting Standards Board issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The guidance requires the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the condensed consolidated balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments will be effective for interim and annual periods beginning after December 15, 2013. Early adoption and retrospective application are permitted. The Company does not expect the adoption of ASU 2013-11 to have a material impact on the Company’s consolidated financial statements.

NOTE 2 - BUSINESS ACQUISITIONS

On December 3, 2013, the Company acquired Safety Solutions, Inc. With 2012 sales of $63 million, Safety Solutions is a distributor of safety footwear, supplies and services with a strong focus on the manufacturing sector. The Company paid $30 million for the Safety Solutions acquisition, less cash acquired. Goodwill and intangibles recorded totaled approximately $21 million. The purchase price allocation has not been finalized and is subject to change as the Company obtains additional information during the measurement period related to the valuation of the acquired assets and liabilities.
On August 23, 2013, the Company acquired E&R Industrial Sales, Inc. With 2012 sales of approximately $180 million, E&R Industrial is a distributor of metalworking, production supplies and MRO materials to manufacturers and industrial customers across the Midwest and Eastern United States. The Company paid $116 million for the E&R Industrial acquisition, less cash acquired. Goodwill and intangibles recorded totaled approximately $80 million. The purchase price allocation has not been finalized and is subject to change as the Company obtains additional information during the measurement period related to the valuation of the acquired assets and liabilities.
On April 18, 2013, the Company acquired the remaining noncontrolling interest in Grainger Colombia for $10 million.
During 2012, the Company acquired Techni-Tool, Inc., for $43 million, less cash acquired. Goodwill recorded totaled $10 million. Purchased identified intangible assets totaled $20 million. Acquired intangibles primarily consist of customer relationships, trademarks and trade names. The customer relationships are amortized on a straight-line basis over 13 years and the trade names are amortized on a straight-line basis over 3 years. The acquired trademark is classified as an indefinite-lived intangible asset.
During 2012, the Company acquired AnFreixo S.A., for $25 million, less cash acquired. Goodwill recorded totaled $11 million. Purchased identified intangible assets totaled $9 million. Acquired intangibles primarily consist of customer relationships and a supply contract. The 2 customer relationship intangible assets are amortized on a straight-line basis over 11 years and 15 years, respectively. The supply contract intangible is amortized on a straight-line basis over 4 years.
During 2011, the Company acquired Fabory for $358 million, less cash acquired. Goodwill recorded totaled $140 million. Purchased identified intangible assets totaled $131 million. Acquired intangibles primarily consist of customer relationships and trade names. The customer relationships are amortized on a straight-line basis over 22 years. The indefinite-lived intangible is related to the Fabory trade name and trademarks.
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
The changes in the carrying amount of goodwill by segment are as follows (in thousands of dollars):

	United States	Canada	Other Businesses	Total
Balance at January 1, 2012	$151,231	$150,645	$207,307	$509,183
Acquisitions	23,385	—	12,466	35,851
Purchase price adjustments	—	—	4,523	4,523
Impairment	(4,177)	—	—	(4,177)
Translation	—	4,130	(5,840)	(1,710)
Balance at December 31, 2012	170,439	154,775	218,456	543,670
Acquisitions	35,820	—	—	35,820
Purchase price adjustments	(12,900)	—	2,067	(10,833)
Impairment	(12,861)	—	(11,260)	(24,121)
Translation	—	(10,187)	(8,882)	(19,069)
Balance at December 31, 2013	$180,498	$144,588	$200,381	$525,467

Business acquisitions result in the recording of goodwill and identified intangible assets which affect the amount of amortization expense and possible impairment write-downs that may occur in future periods. Grainger annually reviews goodwill and intangible assets with indefinite lives for impairment in the fourth quarter and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Grainger tests for goodwill impairment at the reporting unit level and performs a qualitative assessment of factors such as a reporting unit's current performance and overall economic factors to determine if it is more likely than not that the goodwill might be impaired and whether it is necessary to perform the two-step quantitative goodwill impairment test. In the two-step test, Grainger compares the carrying value of assets of the reporting unit to its calculated fair value. If the carrying value of assets of the reporting unit exceeds its calculated fair value, the second step is performed, where the implied fair value of goodwill is compared to the carrying value of assets, to determine the amount of impairment.
The fair value of reporting units is calculated using primarily the discounted cash flow (DCF) method and incorporating value indicators from a market approach to evaluate the reasonableness of the resulting fair values. The DCF method incorporates various assumptions including the amount and timing of future expected cash flows, including revenues, gross margins, operating expenses, capital expenditures and working capital based on operational budgets, long range strategic plans and other estimates. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period and reflects management’s best estimates for perpetual growth for the reporting units. Estimates of market-participant risk-adjusted weighted average cost of capital (WACC) are used as a basis for determining the discount rates to apply to the reporting units’ future expected cash flows and terminal value.
Grainger completed the annual impairment testing using the qualitative approach for seven reporting units and the two-step quantitative test for four of these reporting units during the fourth quarter. For two of these reporting units, Grainger Lighting Services (GLS) and Grainger Brazil (GB), the two-step quantitative test indicated that the carrying value of assets exceeded the calculated fair value and step two impairment calculations were required. As part of the review of the strategic plans for GLS during the fourth quarter, Grainger evaluated the impact of planned changes to the business model and level of investment in the business. Grainger’s estimates of future projected sales growth, operating earnings, and cash flows were revised to reflect lower estimates for new customers and projects.  As a result of the lower projections, Grainger recognized impairment charges of $13 million on the GLS reporting unit.

During the fourth quarter, management provided strategic plans which included changes to the business model and level of investment required for GB based on insights gained from owning the business since the acquisition in the second quarter of 2012. Grainger’s assumptions were revised to reflect changes related to realization of expected deal synergies and anticipated short-term and long-term operating results of GB that were different from pre-acquisition projections. As a result of the lower performance expectations, Grainger’s estimates for future projected sales growth, operating earnings, and cash flows were revised accordingly. These lowered expectations, as well as an increase in relevant risk factors that increased the discount rate used in the calculations, resulted in the calculated fair value of GB being lower than the carrying value of assets in the step one analysis.  As a result of the completion of step two, Grainger recognized a goodwill impairment charge of $11 million.
For the two other reporting units, the fair values calculated in the step one analysis exceeded the carrying value of assets and therefore the step two calculation was not required. Fabory, with $134 million of goodwill, had a calculated fair value which exceeded the carrying value of assets by 17%. The risk of potential failure of step one of the impairment test for Fabory in future reporting periods is highly dependent upon key assumptions including the amount and timing of future expected cash flows, sales growth rates, gross margins, capital expenditures, discount rates and estimates of market-participant risk-adjusted WACC. These assumptions require considerable management judgment and are subject to uncertainty. Changes in assumptions regarding the future performance and a continued unfavorable economic environment in Europe may also have a significant impact on cash flows in the future. Given the sensitivity of the calculated fair value to changes in these key assumptions, Grainger may be required to recognize an impairment for Fabory’s goodwill in the future due to changes in market conditions or other factors related to these key assumptions.
Grainger Colombia, with $14 million of goodwill, had a calculated fair value which exceeded the carrying value of assets by 26% as of the test date.

Intangible assets included in Other assets and intangibles - net in the Consolidated Balance Sheets were comprised of the following (in thousands of dollars):

	As of December 31,
	2013			2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized customer lists and relationships	$350,760	$134,889	$215,871	$279,068	$124,137	$154,931
Amortized trademarks, trade names and other	38,670	23,919	14,751	34,907	21,885	13,022
Non-amortized trade names	72,790	—	72,790	74,782	—	74,782
Total intangible assets	$462,220	$158,808	$303,412	$388,757	$146,022	$242,735

The estimated useful lives for acquired intangibles are primarily as follows:

Customer lists and relationships	6 to 22 years
Amortized trademarks, trade names and other	3 to 17 years
Amortization expense recognized on intangible assets was $15 million, $13 million and $12 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in Warehousing, marketing and administrative expenses on the Consolidated Statement of Earnings.

Estimated amortization expense for future periods is as follows (in thousands of dollars):

Year	Expense
2014	$20,257
2015	20,057
2016	18,587
2017	17,630
2018	16,580
Thereafter	137,511

NOTE 4 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following table shows the activity in the allowance for doubtful accounts (in thousands of dollars):

	For the Years Ended December 31,
	2013	2012
Balance at beginning of period	$19,449	$18,801
Provision for uncollectible accounts	8,855	9,504
Write-off of uncollectible accounts, net of recoveries	(7,942)	(9,100)
Business acquisitions, foreign currency and other	(266)	244
Balance at end of period	$20,096	$19,449

NOTE 5 - INVENTORIES

Inventories primarily consist of merchandise purchased for resale. Inventories would have been $388 million and $376 million higher than reported at December 31, 2013 and 2012, respectively, if the FIFO method of inventory accounting had been used for all Company inventories. Net earnings would have increased by $8 million, $13 million and $11 million for the years ended December 31, 2013, 2012 and 2011, respectively, using the FIFO method of accounting. Inventory values using the FIFO method of accounting approximate replacement cost. The Company provides reserves for excess and obsolete inventory. The reserve balance was $134 million and $133 million as of December 31, 2013 and 2012, respectively.

NOTE 6 - SHORT-TERM DEBT

Lines of Credit
Foreign subsidiaries utilize lines of credit to meet business growth and operating needs. The outstanding balances were $67 million and $79 million, as of December 31, 2013 and 2012, respectively. The maximum month-end balance outstanding during the year was $77 million and $79 million for 2013 and 2012, respectively. The weighted average interest rates were 4.96% and 5.16% during 2013 and 2012, respectively. As of December 31, 2013 and 2012, the weighted average interest rates were 5.02% and 5.07%, respectively. The Company had $109 million and $138 million of uncommitted lines of credit denominated in foreign currencies at December 31, 2013 and 2012, respectively.

The Company had a committed line of credit of $600 million in 2013 and $400 million in 2012 for which the Company paid a commitment fee of 0.06% and 0.10% as of December 31, 2013 and 2012, respectively. This line of credit supports the issuance of commercial paper. The current line is due to expire in August 2018. There were no borrowings under this committed line of credit.

Letters of Credit
The Company had $26 million and $21 million of letters of credit at December 31, 2013 and 2012, respectively, primarily related to the Company's insurance program. Letters of credit were also issued to facilitate the purchase of products. These issued amounts were $3 million and $4 million at December 31, 2013 and 2012, respectively. Letters of credit issued by the Company's international businesses were immaterial.

NOTE 7 - LONG-TERM DEBT

Long-term debt consisted of the following (in thousands of dollars):

	As of December 31,
	2013	2012
Bank term loan	$292,500	$300,000
Euro-denominated bank term loan	158,067	158,328
Other	25,375	27,245
Less current maturities	(30,429)	(18,525)
	$445,513	$467,048

Bank Term Loan
In May 2012, the Company entered into a $300 million, unsecured bank term loan, which matures in November 2016. The proceeds were used to refinance existing debt and for general corporate purposes. The Company may prepay the loan in whole or in part at its option. Quarterly principal payments began in August 2013.

At the election of the Company, the term loan shall bear interest at the Base Rate plus the Applicable Margin or the LIBOR Rate plus the Applicable Margin as defined within the term loan agreement. At December 31, 2013, the Company had elected a one-month LIBOR Interest Period. The weighted average interest rate during the year was 1.19%.

Euro-Denominated Bank Term Loan
In August 2011, the Company entered into a €120 million, unsecured bank term loan in connection with the acquisition of Fabory, maturing in August 2016. The Company, at its option, may prepay this term loan in whole or in part. Payments of €2.5 million are due semi-annually, beginning February 28, 2013, with the remaining balance due at maturity. The weighted average interest rate paid during the year was 1.70%. The weighted average interest rate includes inputs from variable rates and an interest rate swap. See Note 8 to the Consolidated Financial Statements.

The scheduled aggregate principal payments related to long-term debt are due as follows (in thousands of dollars):

Year	Payment Amount
2014	$30,429
2015	35,124
2016	393,886
2017	1,392
2018	1,106
Thereafter	14,005

The Company's debt instruments include only standard affirmative and negative covenants for debt instruments of similar amounts and structure. The Company's debt instruments do not contain financial or performance covenants restrictive to the business of the Company, reflecting its strong financial position. The Company is in compliance with all debt covenants for the year ended December 31, 2013.

NOTE 8 - DERIVATIVE INSTRUMENTS

The fair values of the Company's derivative instruments are determined by using quoted market forward rates (Level 2 inputs) and reflect the present value of the amount that the Company would pay for contracts involving the same notional amounts and maturity dates.
During the fourth quarter of 2011, the Company entered into a pay-fixed / receive floating interest rate swap with a notional value of €60 million maturing in August 2016 to partially hedge the future interest expense of the euro-denominated term loan entered into to fund a portion of the Fabory acquisition. The swap is accounted for as a cash flow hedge. The effective portion of the changes in fair value of the derivative is reported as a component of other comprehensive earnings (losses) and reclassified to net income when the hedged transaction affects earnings. The value of the interest-rate swap, included on the Company's balance sheet under Employment-related and other noncurrent liabilities, was $3 million and $4 million as of December 31, 2013 and 2012, respectively.
During the fourth quarter of 2010, the Company entered into multiple foreign currency forward contracts with a total notional value of C$160 million maturing in September 2014. These forward contracts are designated and qualify as a hedge of an intercompany net investment in the Company's Canadian subsidiary. The Company uses the forward method of assessing hedge effectiveness for derivatives designated as hedging instruments of a net investment in a foreign subsidiary and all changes in fair value of the derivatives are reported as a component of other comprehensive earnings (losses), net of tax effects, as long as specific hedge accounting criteria are met. As of December 31, 2013, the foreign currency forward contracts were included on the Company's balance sheet under Prepaid expenses and other assets for $1 million. As of December 31, 2012, the foreign currency forward contracts were included on the Company's balance sheet under Employment-related and other noncurrent liabilities for $8 million.
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

Defined Contribution Plans
A majority of the Company's U.S. employees are covered by a noncontributory profit sharing plan. This plan provides for annual employer contributions based upon a formula related primarily to earnings before federal income taxes, limited to a percentage of the total eligible compensation paid to eligible employees. The annual contribution is limited to a minimum of 8% and a maximum of 18% of total eligible compensation paid to eligible employees. The profit sharing plan expense was $173 million, $165 million and $156 million for 2013, 2012 and 2011, respectively.

The Company sponsors additional defined contribution plans available to certain U.S. and foreign employees for which contributions are paid by the Company and participating employees. The expense associated with these defined contribution plans totaled $12 million for each of the years ended December 31, 2013 and 2012 and $9 million for 2011.

Defined Benefit Plans and Other Retirement Plans
The Company sponsors a defined benefit plan which provides pension benefits for certain employees in the Netherlands. The annual pension benefit is based on 1.75 percent of a career average pay and years of service. The plan is insured and accordingly, all risks with respect to investments, mortality and longevity are covered by an insurance company. The assets of the plan are invested in a separate account with the insurer. A December 31 measurement date is utilized to value plan assets and obligations. Funding of the plan takes place through single premiums for obligations regarding future service years. As of December 31, 2013 and 2012, the pension plan was in an overfunded position with a net pension asset of $5 million and $6 million, respectively. The expense related to this plan was not significant to the Company in the past three years.

In certain countries, pension contributions are made to government-sponsored social security pension plans in accordance with local legal requirements. For these plans, the Company has no continuing obligations other than the payment of contributions. The cost of these programs is not significant to the Company.

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

The net periodic benefits costs charged to operating expenses were $0.8 million in year 2013 and $1 million in 2012 and 2011. The net loss (gain) recognized in Accumulated other comprehensive earnings (AOCE) was $(1) million and $0.2 million as of December 31, 2013, and 2012, respectively. The plan benefits are paid as they come due from the general assets of the Company. The plan benefit obligation was $15 million as of December 31, 2013, and $17 million as of December 31, 2012.

Postretirement Benefits
The Company has a postretirement healthcare benefits plan that provides coverage for a majority of its United States employees hired prior to January 1, 2013, and their dependents should they elect to maintain such coverage upon retirement. Covered employees become eligible for participation when they qualify for retirement while working for the Company. Participation in the plan is voluntary and requires participants to make contributions toward the cost of the plan, as determined by the Company.

During the fourth quarter 2012, the Company implemented plan design changes effective January 1, 2013. Employees hired after January 1, 2013 are not eligible to receive retiree health benefits. Active participants in the plan as of December 31, 2012 will remain eligible for retiree health benefits with the employee contribution structure modified for certain employees based on retirement eligibility. As a result of this plan amendment, the Company's postretirement benefit obligation declined $84 million as of December 31, 2012.

During the fourth quarter 2012, the Company also implemented an Employer Group Waiver Plan (EGWP) and a secondary supplemental "wrap-around" plan for its Medicare eligible retiree medical plan participants and no longer applied for the Part D Retiree Drug Subsidy (RDS) effective January 1, 2013. The EGWP program does not alter the benefits expected to be provided to the plan participants and is expected to increase the level of Medicare subsidies that will offset plan costs. Accordingly, the event was recognized as an actuarial gain for the year ended December 31, 2012. As a result of this change, the Company's postretirement benefit obligation declined $19 million as of December 31, 2012.

The “Medicare Prescription Drug, Improvement and Modernization Act of 2003” provides a federal subsidy to retiree healthcare benefit plan sponsors that provide a prescription drug benefit that is at least actuarially equivalent to that provided by Medicare. As a result of the subsidy, the Company's postretirement benefit obligation reflected a reduction of $68 million as of December 31, 2011. As a result of the implementation of the EGWP program, the benefit obligation was no longer reduced by Part D RDS as of December 31, 2012. The subsidy reduced net periodic benefits costs by approximately $9 million and $7 million for the years ended December 31, 2012 and 2011, respectively.

The net periodic benefits costs charged to operating expenses, which were valued with a measurement date of January 1 for each year, consisted of the following components (in thousands of dollars):

	For the Years Ended December 31,
	2013	2012	2011
Service cost	$10,589	$20,058	$15,762
Interest cost	8,938	12,810	13,352
Expected return on assets	(7,076)	(6,210)	(5,790)
Amortization of prior service credit	(7,412)	(495)	(495)
Amortization of transition asset	(143)	(143)	(143)
Amortization of unrecognized losses	3,724	4,827	3,269
Net periodic benefits costs	$8,620	$30,847	$25,955

The Company has elected to amortize the amount of net unrecognized gains (losses) over a period equal to the average remaining service period for active plan participants expected to retire and receive benefits of approximately 15.6 years for 2013.

Reconciliations of the beginning and ending balances of the postretirement benefit obligation, which is calculated using a December 31 measurement date, the fair value of plan assets and the funded status of the benefit obligation follow (in thousands of dollars):

	2013	2012
Benefit obligation at beginning of year	$246,087	$328,912
Service cost	10,589	20,058
Interest cost	8,938	12,810
Plan participants' contributions	2,289	2,150
Plan amendment	—	(84,004)
Actuarial (gains)	(38,476)	(28,234)
Benefits paid	(6,021)	(6,047)
Medicare Part D Subsidy received	82	442
Benefit obligation at end of year	223,488	246,087

Plan assets available for benefits at beginning of year	117,939	103,519
Actual returns on plan assets	25,278	13,355
Employer's contributions	5,029	4,962
Plan participants' contributions	2,289	2,150
Benefits paid	(6,021)	(6,047)
Plan assets available for benefits at end of year	144,514	117,939

Noncurrent postretirement benefit obligation	$78,974	$128,148

The amounts recognized in AOCE consisted of the following components (in thousands of dollars):

	As of December 31,
	2013	2012
Prior service credit	$74,556	$81,968
Transition asset	143	286
Unrecognized losses	(18,006)	(78,407)
Deferred tax (liability)	(21,806)	(1,618)
Net gains	$34,887	$2,229

The components of AOCE related to the postretirement benefit costs that will be amortized into net periodic postretirement benefit costs in 2014 are estimated as follows (in thousands of dollars):

2014
Amortization of prior service credit	$(7,253)
Amortization of transition asset	(143)
Amortization of unrecognized losses	1,154
Estimated amount to be amortized from AOCE into net periodic postretirement benefit costs	$(6,242)

The benefit obligation was determined by applying the terms of the plan and actuarial models. These models include various actuarial assumptions, including discount rates, assumed rates of return on plan assets, healthcare cost trend rate and cost-sharing between the Company and the retirees. The Company evaluates its actuarial assumptions on an annual basis and considers changes in these long-term factors based upon market conditions and historical experience.

The following assumptions were used to determine net periodic benefit costs at January 1:

	For the Years Ended December 31,
	2013	2012	2011
Discount rate	4.00%	4.50%	5.60%
Expected long-term rate of return on plan assets, net of tax	6.00%	6.00%	6.00%
Initial healthcare cost trend rate	8.00%	8.50%	9.00%
Ultimate healthcare cost trend rate	5.00%	5.00%	5.00%
Year ultimate healthcare cost trend rate reached	2019	2019	2019

The following assumptions were used to determine benefit obligations at December 31:

	2013	2012	2011
Discount rate	4.90%	4.00%	4.50%
Expected long-term rate of return on plan assets, net of tax	5.70%	6.00%	6.00%
Initial healthcare cost trend rate	7.50%	8.00%	8.50%
Ultimate healthcare cost trend rate	4.50%	5.00%	5.00%
Year ultimate healthcare cost trend rate reached	2026	2019	2019

The discount rate assumptions reflect the rates available on high-quality fixed income debt instruments as of December 31, the measurement date, of each year.  These rates have been selected due to their similarity to the duration of the projected cash flows of the postretirement healthcare benefit plan.  As of December 31, 2013, the Company increased the discount rate from 4.0% to 4.9% to reflect the increase in the market interest rates which contributed to the decrease in the unrealized actuarial loss at December 31, 2013. The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates. Grainger changed the duration of the healthcare trend rate to an assumed rate of increase of 7.5% declining 25 basis points a year until reaching the ultimate trend rate of 4.5% from an assumed rate of increase declining 50 basis points a year. This has the effect of moving the year that the ultimate trend rate is reached to 2026. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A 1 percentage point change in assumed healthcare cost trend rates would have the following effects on 2013 results (in thousands of dollars):

	1 Percentage Point
	Increase	(Decrease)
Effect on total service and interest cost	$2,205	$(1,777)
Effect on postretirement benefit obligation	29,776	(24,196)

The Company has established a Group Benefit Trust (Trust) to fund the plan obligations and process benefit payments. All assets of the Trust are invested in equity funds designed to track to either the Standard & Poor's 500 Index (S&P 500) or the Total International Composite Index. The Total International Composite Index tracks non-U.S. stocks within developed and emerging market economies. This investment strategy reflects the long-term nature of the plan obligation and seeks to take advantage of the earnings potential of equity securities in the global markets and intends to reach a balanced allocation between U.S. and non-U.S. equities. The plan's assets are stated at fair value which represents the net asset value of shares held by the plan in the registered investment companies at the quoted market prices (Level 1 input) as of December 31 (in thousands of dollars):

	2013	2012
Registered investment companies
Fidelity Spartan U.S. Equity Index Fund	$67,160	$51,169
Vanguard 500 Index Fund	67,931	51,336
Vanguard Total International Stock	25,034	21,739
Total Assets	$160,125	$124,244

The Company uses the long-term historical return on the plan assets and the historical performance of the S&P 500 and the Total International Composite Index to develop its expected return on plan assets. In 2013, Grainger decreased the expected long-term rate of return on plan assets from 6.0% (net of tax) to 5.7% (net of tax) based on the historical average of long-term rates of return. The required use of an expected long-term rate of return on plan assets may result in recognition of income that is greater or less than the actual return on plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and, therefore, result in a pattern of income recognition that more closely matches the pattern of the services provided by the employees.

The Company's investment policies include periodic reviews by management and trustees at least annually concerning: (1) the allocation of assets among various asset classes (e.g., domestic stocks, international stocks, short-term bonds, long-term bonds, etc.); (2) the investment performance of the assets, including performance comparisons with appropriate benchmarks; (3) investment guidelines and other matters of investment policy; and (4) the hiring, dismissal or retention of investment managers.

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

The Company forecasts the following benefit payments (which include a projection for expected future employee service) for the next ten years (in thousands of dollars):

Year	Estimated Gross Benefit Payments
2014	$5,299
2015	6,075
2016	6,952
2017	8,001
2018	9,159
2019-2023	$65,751

NOTE 10 - LEASES

The Company leases certain land, buildings and equipment under noncancellable operating leases that expire at various dates through 2036. Capital leases as of December 31, 2013 are not considered material. Many of the building leases obligate the Company to pay real estate taxes, insurance and certain maintenance costs, and contain multiple renewal provisions, exercisable at the Company's option. Leases that contain predetermined fixed escalations of the minimum rentals are recognized in rental expense on a straight-line basis over the lease term. Cash or rent abatements received upon entering into certain operating leases are also recognized on a straight-line basis over the lease term.

At December 31, 2013, the approximate future minimum lease payments for all operating leases were as follows (in thousands of dollars):

Year	Future Minimum Lease Payments
2014	$67,993
2015	56,697
2016	41,232
2017	27,657
2018	17,128
Thereafter	19,937
Total minimum payments required	230,644
Less amounts representing sublease income	(4,353)
$226,291

Rent expense, including items under lease and items rented on a month-to-month basis, was $68 million for 2013 and 2012, and $72 million for 2011. These amounts are net of sublease income of $1 million for 2013 and 2012, and $2 million for 2011.

NOTE 11 - STOCK INCENTIVE PLANS

The Company maintains stock incentive plans under which the Company may grant a variety of incentive awards to employees and directors. In 2010, the Company's shareholders approved the 2010 Incentive Plan (Plan), which replaced all prior active plans (Prior Plans). Awards previously granted under Prior Plans will remain outstanding in accordance with their terms. A total of 5.9 million shares of common stock were reserved for issuance under the Plan. As of December 31, 2013, there were 1.9 million shares available for grant under the Plan. Non-qualified stock options, performance shares, restricted stock units and deferred stock units have been granted and are outstanding under these plans.

Pretax stock-based compensation expense was $52 million, $53 million and $51 million in 2013, 2012 and 2011, respectively. Related income tax benefits recognized in earnings were $17 million in 2013 and $18 million in 2012 and 2011.

Options
In 2013, 2012 and 2011, the Company issued stock option grants to employees as part of their incentive compensation. Option awards are granted with an exercise price equal to the closing market price of the Company's stock on the last trading day preceding the date of grant. The options generally vest over three years, although accelerated vesting is provided in certain circumstances. Awards generally expire 10 years from the grant date. Transactions involving stock options are summarized as follows:

	Shares Subject to Option	Weighted Average Price Per Share	Options Exercisable
Outstanding at January 1, 2011	4,881,248	$77.61	2,486,478
Granted	520,327	$149.15
Exercised	(1,323,883)	$63.08
Canceled or expired	(117,017)	$89.18
Outstanding at December 31, 2011	3,960,675	$91.53	1,808,667
Granted	404,111	$203.96
Exercised	(972,015)	$74.14
Canceled or expired	(34,055)	$105.36
Outstanding at December 31, 2012	3,358,716	$109.95	1,629,468
Granted	348,054	$245.95
Exercised	(805,235)	$85.75
Canceled or expired	(51,080)	$150.15
Outstanding at December 31, 2013	2,850,455	$132.67	1,652,417

At December 31, 2013, there was $13 million of total unrecognized compensation expense related to nonvested option awards, which the Company expects to recognize over a weighted average period of 1.9 years.

The following table summarizes information about stock options exercised (in thousands of dollars):

	For the years ended December 31,
	2013	2012	2011
Fair value of options exercised	$16,407	$18,120	$20,933
Total intrinsic value of options exercised	124,752	126,138	124,441
Fair value of options vested	20,219	15,551	13,549
Settlements of options exercised	69,049	72,066	83,504

Information about stock options outstanding and exercisable as of December 31, 2013, is as follows:

	Options Outstanding				Options Exercisable
		Weighted Average				Weighted Average
Range of Exercise Prices	Number	Remaining Contractual Life	Exercise Price	Intrinsic Value (000's)	Number	Remaining Contractual Life	Exercise Price	Intrinsic Value (000's)
$48.12 - $78.86	458,381	2.19 years	$67.44	$86,183	458,381	2.19 years	$67.44	$86,183
$81.49 - $85.82	637,830	4.66 years	$83.21	109,838	637,830	4.66 years	$83.21	109,838
$91.61 - $110.54	526,054	6.29 years	$107.24	77,950	526,054	6.29 years	$107.24	77,950
$124.93 - $204.24	884,682	7.76 years	$173.26	72,685	26,730	7.52 years	$159.78	2,557
$245.86 - $262.14	343,508	9.31 years	$245.95	3,254	3,422	9.16 years	$245.86	33
	2,850,455	6.09 years	$132.67	$349,910	1,652,417	4.55 years	$88.06	$276,561

The Company uses a binomial lattice option pricing model for the valuation of stock options. The weighted average fair value of options granted in 2013, 2012 and 2011 was $51.30, $43.98 and $33.95, respectively. The fair value of each option granted in 2013, 2012 and 2011 used the following assumptions:

	For the years ended December 31,
	2013	2012	2011
Risk-free interest rate	0.9%	1.1%	2.6%
Expected life	6 years	6 years	6 years
Expected volatility	25.5%	25.9%	24.6%
Expected dividend yield	1.5%	1.6%	1.8%

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

	2013		2012		2011
	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share
Beginning nonvested shares outstanding	117,979	$141.86	192,740	$109.16	177,120	$84.74
Issued	31,553	$191.36	28,639	$177.75	96,236	$127.43
Canceled	(7,659)	$148.25	(1,666)	$114.41	(13,056)	$87.24
Vested	(84,340)	$130.35	(101,734)	$90.47	(67,560)	$72.86
Ending nonvested shares outstanding	57,533	$185.02	117,979	$141.86	192,740	$109.16

At December 31, 2013, there was $5 million of total unrecognized compensation expense related to performance-based share awards that the Company expects to recognize over a weighted average period of 1.7 years.

Restricted Stock Units (RSUs)
RSUs granted vest over periods from three to seven years from issuance, although accelerated vesting is provided in certain instances. Holders of RSUs are entitled to receive cash payments equivalent to cash dividends and other distributions paid with respect to common stock. RSUs are settled by the issuance of the Company's common stock on a one-for-one basis. Compensation expense related to RSUs is based upon the closing market price on the last trading day preceding the date of award and is charged to earnings on a straight-line basis over the vesting period. The following table summarizes RSU activity:

	2013		2012		2011
	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share
Beginning nonvested units	978,888	$118.60	1,119,488	$100.76	1,205,787	$88.65
Issued	139,529	$248.28	152,995	$204.26	242,212	$152.55
Canceled	(54,533)	$141.48	(37,972)	$123.01	(92,202)	$89.57
Vested	(324,167)	$89.62	(255,623)	$88.36	(236,309)	$86.13
Ending nonvested units	739,717	$154.09	978,888	$118.60	1,119,488	$100.76
Fair value of shares vested (in millions)	$29		$23		$20

At December 31, 2013, there was $54 million of total unrecognized compensation expense related to nonvested RSUs that the Company expects to recognize over a weighted average period of 3.3 years.

Director Stock Awards
The Company's Board of Directors receives both cash and deferred stock units (DSUs) for its services.  A DSU is the economic equivalent of a share of common stock.  The directors were each awarded $125,000 of DSUs in 2013 and $115,000 in 2012 and 2011.  The number of units granted was based on the 200-day average stock price as of January 31 of the grant year. Compensation expense related to the DSUs is based upon the closing market price on the last trading day preceeding the date of award.  DSUs vest immediately at grant and are entitled to receive dividends and other distributions with respect to common stock, which are deferred as stock units, based on the market value of the stock at relevant times. Directors can also elect to defer their cash fees in the form of DSUs. Settlement of DSUs is required to be deferred until after termination of service as a director.  The accumulated value of DSUs is recorded in Additional contributed capital as of December 31, 2013 and 2012.  During 2012, the Board approved a change in the settlement procedure to eliminate the cash settlement option. As of December 31, 2011, the outstanding DSUs were recorded as a liability in Employment-related and other noncurrent liabilities and the Company recognized expense for appreciation in value of equivalent stock units based on the market price of the Company’s common stock in 2012 and 2011. The following table summarizes DSU activity (dollars in thousands):

	2013		2012		2011
	Units	Dollars	Units	Dollars	Units	Dollars
Beginning balance	151,775	$30,952	142,797	$26,730	130,377	$18,006
Dividends	2,259	559	2,273	454	2,244	350
Deferred fees	7,337	2,059	9,170	1,871	12,601	1,878
Retirement distribution	(2,503)	(507)	(2,465)	(461)	(2,425)	(335)
Unit appreciation	—	—	—	2,358	—	6,831
Ending balance	158,868	$33,063	151,775	$30,952	142,797	$26,730

NOTE 12 - CAPITAL STOCK

The Company had no shares of preferred stock outstanding as of December 31, 2013 and 2012. The activity related to outstanding common stock and common stock held in treasury was as follows:

	2013		2012
	Outstanding Common Stock	Treasury Stock	Outstanding Common Stock	Treasury Stock
Balance at beginning of period	69,478,495	40,180,724	69,962,852	39,696,367
Exercise of stock options, net of 5,134, and 5,310 shares swapped in stock-for-stock exchange, respectively	800,101	(800,101)	966,705	(966,705)
Settlement of restricted stock units, net of 135,341 and 121,353 shares retained, respectively	232,483	(232,483)	225,997	(225,997)
Settlement of performance share units, net of 39,874 and 23,590 shares retained, respectively	61,860	(61,860)	44,051	(44,051)
Purchase of treasury shares	(1,719,001)	1,719,001	(1,721,110)	1,721,110
Balance at end of period	68,853,938	40,805,281	69,478,495	40,180,724

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE EARNINGS

The following table sets forth the components of Accumulated other comprehensive earnings (in thousands of dollars):

	As of December 31,
	2013	2012
Foreign currency translation adjustments	$2,900	$85,231
Derivative instruments	(1,944)	(11,965)
Postretirement benefit plan	56,693	3,847
Other employment-related benefit plans	(11,467)	(9,835)
Deferred tax (liability) asset	(30,374)	(11,184)
Total accumulated other comprehensive earnings	15,808	56,094
Less: Foreign currency translation adjustments attributable to noncontrolling interest	(13,106)	2,516
Total accumulated other comprehensive earnings attributable to W.W. Grainger, Inc.	$28,914	$53,578

The change in comprehensive earnings on the Postretirement benefit plan was primarily due to an increase in the discount rate. See Note 9 to the Consolidated Financial Statements.

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

Income tax expense consisted of the following (in thousands of dollars):

	For the Years Ended December 31,
	2013	2012	2011
Current provision:
Federal	$398,593	$324,848	$275,489
State	42,526	40,508	49,098
Foreign	52,277	53,564	45,405
Total current	493,396	418,920	369,992
Deferred tax provision (benefit)	(13,546)	20	15,123
Total provision	$479,850	$418,940	$385,115

Earnings before income taxes by geographical area consisted of the following (in thousands of dollars):

	For the Years Ended December 31,
	2013	2012	2011
United States	$1,167,558	$982,220	$917,820
Foreign	120,041	135,569	133,707
	$1,287,599	$1,117,789	$1,051,527

The income tax effects of temporary differences that gave rise to the net deferred tax asset were (in thousands of dollars):

	As of December 31,
	2013	2012
Deferred tax assets:
Inventory	$35,381	$30,991
Accrued expenses	38,368	26,706
Accrued employment-related benefits	123,555	139,931
Foreign operating loss carryforwards	70,204	67,148
Other	30,862	31,008
Deferred tax assets	298,370	295,784
Less valuation allowance	(62,825)	(54,434)
Deferred tax assets, net of valuation allowance	$235,545	$241,350
Deferred tax liabilities:
Property, buildings and equipment	(38,210)	(37,876)
Intangibles	(119,923)	(114,955)
Software	(17,492)	(16,653)
Prepaids	(18,945)	(20,509)
Other	(17,378)	(19,291)
Deferred tax liabilities	(211,948)	(209,284)
Net deferred tax asset	$23,597	$32,066
The net deferred tax asset is classified as follows:
Current assets	$75,819	$55,967
Noncurrent assets	16,209	51,536
Noncurrent liabilities (foreign)	(68,431)	(75,437)
Net deferred tax asset	$23,597	$32,066

At December 31, 2013, the Company had $262 million of operating loss carryforwards related primarily to foreign operations. Some of the operating loss carryforwards may expire at various dates through 2023. The Company has recorded a valuation allowance, which represents a provision for uncertainty as to the realization of the tax benefits of these carryforwards. In addition, the Company recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized.

The changes in the valuation allowance were as follows (in thousands of dollars):

	For the Years Ended December 31,
	2013	2012
Beginning balance	$54,434	$53,739
Increase related to foreign net operating loss carryforwards	8,391	695
Ending balance	$62,825	$54,434

A reconciliation of income tax expense with federal income taxes at the statutory rate follows (in thousands of dollars):

	For the Years Ended December 31,
	2013	2012	2011
Federal income tax at the 35% statutory rate	$450,660	$391,226	$368,034
State income taxes, net of federal income tax benefit	27,430	26,099	32,226
Other - net	1,760	1,615	(15,145)
Income tax expense	$479,850	$418,940	$385,115
Effective tax rate	37.3%	37.5%	36.6%

In 2011, other - net included the tax benefit related to settlement of various tax reviews during 2011 and the benefit of tax law changes in Japan enacted in the fourth quarter of 2011.

Undistributed earnings of foreign subsidiaries at December 31, 2013, amounted to $386 million. No provision for deferred U.S. income taxes has been made for these subsidiaries because the Company intends to permanently reinvest such earnings in its foreign operations. If at some future date these earnings cease to be permanently invested, the Company may be subject to U.S. income taxes, foreign withholding, and other taxes on such amounts, which cannot be reasonably estimated at this time.

The changes in the liability for tax uncertainties, excluding interest, are as follows (in thousands of dollars):

	2013	2012
Balance at beginning of year	$40,937	$22,760
Additions to tax positions related to the current year	8,396	11,369
Additions for tax positions of prior years	2,308	8,977
Reductions for tax positions of prior years	(7,242)	(1,447)
Reductions due to statute lapse	(18)	(737)
Settlements, audit payments, refunds - net	(4,064)	15
Balance at end of year	$40,317	$40,937

The Company classifies the liability for tax uncertainties in Deferred income taxes and tax uncertainties. Included in this amount are $8 million and $6 million at December 31, 2013 and 2012, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Any changes in the timing of deductibility of these items would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authorities to an earlier period. The reduction to tax positions of prior years in 2013 related primarily to law changes, conclusion of audits and audit settlements.

The Company regularly undergoes examination of its federal income tax returns by the Internal Revenue Service (IRS). The Company's federal tax returns for 2009 and 2010 are currently under audit by the IRS, and the tax years 2011 through 2013 are open. The Company is also subject to audit by state, local and foreign taxing authorities.  Tax years 2002 - 2013 remain subject to state and local audits and 2006 - 2013 remain subject to foreign audits.  The estimated amount of liability associated with the Company's uncertain tax positions may change within the next 12 months due to the pending audit activity, expiring statutes or tax payments. A reasonable estimate of such change cannot be made.

The Company recognizes interest expense in the provision for income taxes. During 2013 and 2012, the Company recognized an expense of $2 million and $1 million, respectively. During 2011, the Company recognized a net benefit of $1 million, primarily due to settlement of audits and a statute lapse. As of December 31, 2013 and 2012, the Company accrued approximately $4 million and $2 million, respectively, for interest.

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
The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):

	For the Years Ended December 31,
	2013	2012	2011

Net earnings attributable to W.W. Grainger, Inc. as reported	$797,036	$689,881	$658,423
Distributed earnings available to participating securities	(3,304)	(3,641)	(3,216)
Undistributed earnings available to participating securities	(8,348)	(8,704)	(9,635)
Numerator for basic earnings per share - Undistributed and distributed earnings available to common shareholders	785,384	677,536	645,572
Undistributed earnings allocated to participating securities	8,348	8,704	9,635
Undistributed earnings reallocated to participating securities	(8,218)	(8,540)	(9,438)
Numerator for diluted earnings per share - Undistributed and distributed earnings available to common shareholders	$785,514	$677,700	$645,769

Denominator for basic earnings per share – weighted average shares	69,455,507	69,811,881	69,690,854
Effect of dilutive securities	1,120,925	1,369,852	1,485,304
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	70,576,432	71,181,733	71,176,158
Earnings per share two-class method
Basic	$11.31	$9.71	$9.26
Diluted	$11.13	$9.52	$9.07

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

Following is a summary of segment results (in thousands of dollars):

	2013
	United States	Canada	Other Businesses	Total
Total net sales	$7,413,712	$1,114,285	$1,040,473	$9,568,470
Intersegment net sales	(128,660)	(300)	(1,752)	(130,712)
Net sales to external customers	7,285,052	1,113,985	1,038,721	9,437,758

Segment operating earnings	1,304,175	128,768	7,599	1,440,542

Segment assets	2,045,564	392,147	359,007	2,796,718
Depreciation and amortization	116,392	14,309	19,754	150,455
Additions to long-lived assets	$177,046	$63,821	$23,951	$264,818

	2012
	United States	Canada	Other Businesses	Total
Total net sales	$6,925,842	$1,105,782	$1,006,762	$9,038,386
Intersegment net sales	(87,249)	(363)	(729)	(88,341)
Net sales to external customers	6,838,593	1,105,419	1,006,033	8,950,045

Segment operating earnings	1,132,722	127,412	20,289	1,280,423

Segment assets	1,884,102	387,915	347,905	2,619,922
Depreciation and amortization	99,229	14,058	19,202	132,489
Additions to long-lived assets	$182,985	$46,330	$21,611	$250,926

	2011
	United States	Canada	Other Businesses	Total
Total net sales	$6,501,343	$992,823	$647,666	$8,141,832
Intersegment net sales	(62,766)	(163)	(718)	(63,647)
Net sales to external customers	6,438,577	992,660	646,948	8,078,185

Segment operating earnings	1,066,324	107,582	30,984	1,204,890

Segment assets	1,845,703	335,900	331,896	2,513,499
Depreciation and amortization	100,017	12,840	11,035	123,892
Additions to long-lived assets	$148,803	$29,744	$13,402	$191,949

Following are reconciliations of the segment information with the consolidated totals per the financial statements (in thousands of dollars):

	2013	2012	2011
Operating earnings:
Total operating earnings for reportable segments	$1,440,542	$1,280,423	$1,204,890
Unallocated expenses	(143,688)	(149,298)	(152,461)
Total consolidated operating earnings	$1,296,854	$1,131,125	$1,052,429
Assets:
Assets for reportable segments	$2,796,718	$2,619,922	$2,513,499
Other current and noncurrent assets	2,118,298	1,967,480	1,749,029
Unallocated assets	351,312	427,196	453,534
Total consolidated assets	$5,266,328	$5,014,598	$4,716,062

	2013
	Segment Totals	Unallocated	Consolidated Total
Other significant items:
Depreciation and amortization	$150,455	$14,447	$164,902
Additions to long-lived assets	$264,818	$12,782	$277,600

		Revenues	Long-lived Assets
Geographic information:
United States		$7,290,746	$1,004,806
Canada		1,126,559	176,491
Other foreign countries		1,020,453	134,535
		$9,437,758	$1,315,832

	2012
	Segment Totals	Unallocated	Consolidated Total
Other significant items:
Depreciation and amortization	$132,489	$13,123	$145,612
Additions to long-lived assets	$250,926	$6,998	$257,924

		Revenues	Long-lived Assets
Geographic information:
United States		$6,786,361	$944,400
Canada		1,120,470	136,644
Other foreign countries		1,043,214	135,438
		$8,950,045	$1,216,482

	2011
	Segment Totals	Unallocated	Consolidated Total
Other significant items:
Depreciation and amortization	$123,892	$13,319	$137,211
Additions to long-lived assets	$191,949	$5,665	$197,614

		Revenues	Long-lived Assets
Geographic information:
United States		$6,388,506	$872,947
Canada		998,014	102,085
Other foreign countries		691,665	129,014
		$8,078,185	$1,104,046

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

NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of selected quarterly information for 2013 and 2012 is as follows (in thousands of dollars, except for per share amounts):

	2013 Quarter Ended
	March 31	June 30	September 30	December 31	Total
Net sales	$2,280,435	$2,381,561	$2,398,530	$2,377,232	$9,437,758
Cost of merchandise sold	1,248,699	1,334,577	1,347,164	1,370,835	5,301,275
Gross profit	1,031,736	1,046,984	1,051,366	1,006,397	4,136,483
Warehousing, marketing and administrative expenses	688,431	696,912	704,651	749,635	2,839,629
Operating earnings	343,305	350,072	346,715	256,762	1,296,854
Net earnings attributable to W.W. Grainger, Inc.	211,838	217,660	210,789	156,749	797,036
Earnings per share - basic	2.99	3.08	2.99	2.24	11.31
Earnings per share - diluted	$2.94	$3.03	$2.95	$2.20	$11.13

	2012 Quarter Ended
	March 31	June 30	September 30	December 31	Total
Net sales	$2,193,445	$2,249,275	$2,281,205	$2,226,120	$8,950,045
Cost of merchandise sold	1,219,113	1,270,932	1,287,245	1,256,595	5,033,885
Gross profit	974,332	978,343	993,960	969,525	3,916,160
Warehousing, marketing and administrative expenses	669,971	664,343	739,634	711,087	2,785,035
Operating earnings	304,361	314,000	254,326	258,438	1,131,125
Net earnings attributable to W.W. Grainger, Inc.	187,516	190,704	155,394	156,267	689,881
Earnings per share - basic	2.63	2.68	2.19	2.21	9.71
Earnings per share - diluted (1)	$2.57	$2.63	$2.15	$2.17	$9.52

(1)	The third quarter of 2012 included a $0.66 per share expense related to the settlement of disputes involving the GSA and USPS contracts.

NOTE 18 - CONTINGENCIES AND LEGAL MATTERS

The Company has been named, along with numerous other nonaffiliated companies, as a defendant in litigation in various states involving asbestos and/or silica. These lawsuits typically assert claims of personal injury arising from alleged exposure to asbestos and/or silica as a consequence of products purportedly distributed by the Company. In 2013, the Company was named in lawsuits relating to asbestos involving approximately 70 new plaintiffs, and lawsuits relating to asbestos and/or silica involving approximately 67 plaintiffs were dismissed with respect to the Company, typically based on the lack of product identification.

As of January 23, 2014, the Company is named in cases filed on behalf of approximately 1,929 plaintiffs in which there is an allegation of exposure to asbestos and/or silica. The Company has denied, or intends to deny, the allegations in all of the above-described lawsuits.  If a specific product distributed by the Company is identified in any of these lawsuits, the Company would attempt to exercise indemnification remedies against the product manufacturer.  In addition, the Company believes that a substantial number of these claims are covered by insurance.  The Company has entered into agreements with its major insurance carriers relating to the scope, coverage and costs of defense of lawsuits involving claims of exposure to asbestos.  While the Company is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on the Company's consolidated financial position or results of operations.

As previously disclosed, on December 26, 2012, the Company announced that it entered into a definitive settlement agreement (the “Agreement”) with the United States of America, acting through the Civil Division of the United States Department of Justice (DOJ) of certain claims related to its contracts with the General Services Administration (GSA) and the United States Postal Service. The Agreement did not contain any admission of wrongdoing by the Company. The amounts due under the Agreement have been fully paid. The Company continues to maintain a $6 million reserve for liabilities associated with alleged claims for tax, freight and billing errors related to its GSA contract that were not covered by the Agreement and which remain unresolved.

From time to time the Company is involved in various other legal and administrative proceedings that are incidental to its business, including claims related to product liability, general negligence, contract disputes, environmental issues, wage and hour laws, intellectual property, employment practices, regulatory compliance or other matters and actions brought by employees, consumers, competitors, suppliers or governmental entities. As a government contractor selling to federal, state and local governmental entities, the Company is also subject to governmental or regulatory inquiries or audits or other proceedings, including those related to pricing compliance. It is not expected that the ultimate resolution of any of these matters will have, either individually or in the aggregate, a material adverse effect on the Company's consolidated financial position or results of operations.

 SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Grainger has duly issued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: February 27, 2014

W.W. GRAINGER, INC.

By:	/s/ James T. Ryan
James T. Ryan
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Grainger on February 27, 2014, in the capacities indicated.

/s/ James T. Ryan	/s/ Stuart L. Levenick
James T. Ryan	Stuart L. Levenick
Chairman, President and Chief Executive Officer	Director
(Principal Executive Officer and Director)
/s/ John W. McCarter, Jr.
/s/ Ronald L. Jadin	John W. McCarter, Jr.
Ronald L. Jadin	Director
Senior Vice President
and Chief Financial Officer	/s/ Neil S. Novich
(Principal Financial Officer)	Neil S. Novich
Director
/s/ Gregory S. Irving
Gregory S. Irving	/s/ Michael J. Roberts
Vice President and Controller	Michael J. Roberts
(Principal Accounting Officer)	Director

/s/ Brian P. Anderson	/s/ Gary L. Rogers
Brian P. Anderson	Gary L. Rogers
Director	Director

/s/ V. Ann Hailey	/s/ E. Scott Santi
V. Ann Hailey	E. Scott Santi
Director	Director

/s/ William K. Hall	/s/ James D. Slavik
William K. Hall	James D. Slavik
Director	Director