Form 10-Q
period 2014-03-31
GRAINGER W W INC
filed 2014-05-01
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
OR

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
Yes [  ]  No [X]

There were 68,430,856 shares of the Company’s Common Stock outstanding as of March 31, 2014.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net sales	$2,385,627	$2,280,435
Cost of merchandise sold	1,309,656	1,248,699
Gross profit	1,075,971	1,031,736
Warehousing, marketing and administrative expenses	721,632	688,431
Operating earnings	354,339	343,305
Other income and (expense):
Interest income	640	898
Interest expense	(2,863)	(3,166)
Other non-operating income	167	1,982
Other non-operating expense	(670)	(1,095)
Total other expense	(2,726)	(1,381)
Earnings before income taxes	351,613	341,924
Income taxes	132,558	127,397
Net earnings	219,055	214,527
Less: Net earnings attributable to noncontrolling interest	2,402	2,689
Net earnings attributable to W.W. Grainger, Inc.	$216,653	$211,838
Earnings per share:
Basic	$3.11	$2.99
Diluted	$3.07	$2.94
Weighted average number of shares outstanding:
Basic	68,699,561	69,562,387
Diluted	69,677,438	70,774,614
Cash dividends paid per share	$0.93	$0.80

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net earnings	$219,055	$214,527
Other comprehensive earnings (losses):
Foreign currency translation adjustments, net of tax (expense) benefit of $(2,028) and $1,529, respectively	(15,120)	(31,111)
Derivative instruments, net of tax benefit (expense) of $2,242 and $(1,132), respectively	(3,562)	2,378
Other, net of tax benefit of $641 and $292, respectively	(1,032)	248
Comprehensive earnings, net of tax	199,341	186,042
Comprehensive earnings (losses) attributable to noncontrolling interest	3,881	(4,078)
Comprehensive earnings attributable to W.W. Grainger, Inc.	$195,460	$190,120

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
ASSETS	Mar 31, 2014	Dec 31, 2013
CURRENT ASSETS
Cash and cash equivalents	$375,564	$430,644
Accounts receivable (less allowances for doubtful
accounts of $20,820 and $20,096, respectively)	1,159,556	1,101,656
Inventories – net	1,266,460	1,305,520
Prepaid expenses and other assets	121,177	115,331
Deferred income taxes	64,559	75,819
Prepaid income taxes	8,348	15,315
Total current assets	2,995,664	3,044,285
PROPERTY, BUILDINGS AND EQUIPMENT	2,886,009	2,941,090
Less: Accumulated depreciation and amortization	1,675,231	1,732,528
Property, buildings and equipment – net	1,210,778	1,208,562
DEFERRED INCOME TAXES	31,543	16,209
GOODWILL	522,063	525,467
OTHER ASSETS AND INTANGIBLES – NET	474,181	471,805
TOTAL ASSETS	$5,234,229	$5,266,328

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	Mar 31, 2014	Dec 31, 2013
CURRENT LIABILITIES
Short-term debt	$104,167	$66,857
Current maturities of long-term debt	32,465	30,429
Trade accounts payable	493,915	510,634
Accrued compensation and benefits	167,409	185,905
Accrued contributions to employees’ profit sharing plans	48,557	176,800
Accrued expenses	220,692	218,835
Income taxes payable	98,932	6,330
Total current liabilities	1,166,137	1,195,790
LONG-TERM DEBT (less current maturities)	438,068	445,513
DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	114,812	113,585
EMPLOYMENT-RELATED AND OTHER NON-CURRENT LIABILITIES	186,621	184,604
SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	54,830	54,830
Additional contributed capital	900,745	893,055
Retained earnings	5,974,519	5,822,612
Accumulated other comprehensive earnings	7,721	28,914
Treasury stock, at cost – 41,228,363 and 40,805,281 shares, respectively	(3,689,708)	(3,548,973)
Total W.W. Grainger, Inc. shareholders’ equity	3,248,107	3,250,438
Noncontrolling interest	80,484	76,398
Total shareholders' equity	3,328,591	3,326,836
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,234,229	$5,266,328

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$219,055	$214,527
Provision for losses on accounts receivable	2,413	1,496
Deferred income taxes and tax uncertainties	(2,671)	(1,000)
Depreciation and amortization	45,776	38,945
Stock-based compensation	11,262	11,547
Change in operating assets and liabilities – net of business acquisitions and divestitures:
Accounts receivable	(78,676)	(101,803)
Inventories	30,608	60,122
Prepaid expenses and other assets	6,564	28,090
Trade accounts payable	(13,497)	8,672
Other current liabilities	(146,616)	(137,186)
Current income taxes payable	92,410	52,085
Employment-related and other non-current liabilities	1,177	5,620
Other – net	(287)	(4,698)
Net cash provided by operating activities	167,518	176,417
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment	(65,664)	(42,962)
Proceeds from sales of property, buildings and equipment	462	1,573
Other – net	13,023	(89)
Net cash used in investing activities	(52,179)	(41,478)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	26,821	36,167
Proceeds from issuance of commercial paper	40,000	—
Payments against lines of credit	(28,313)	(39,999)
Net decrease in long-term debt	(5,807)	(3,750)
Proceeds from stock options exercised	10,170	23,461
Excess tax benefits from stock-based compensation	6,807	12,650
Purchase of treasury stock	(150,553)	(69,797)
Cash dividends paid	(64,682)	(56,546)
Net cash used in financing activities	(165,557)	(97,814)
Exchange rate effect on cash and cash equivalents	(4,862)	(3,672)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(55,080)	33,453
Cash and cash equivalents at beginning of year	430,644	452,063
Cash and cash equivalents at end of period	$375,564	$485,516

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

The Condensed Consolidated Financial Statements of the Company and the related notes are unaudited and should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

The Condensed Consolidated Balance Sheet as of December 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information reflects all adjustments (primarily consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the statements contained herein.

2.    DIVIDEND

On April 30, 2014, the Company’s Board of Directors declared a quarterly dividend of $1.08 per share, payable June 1, 2014, to shareholders of record on May 12, 2014. This represents a 16% increase from the prior quarterly rate of 93 cents per share.

3.    SHORT-TERM DEBT

At March 31, 2014, there was $40 million of commercial paper outstanding, issued for general working capital needs. The commercial paper matured on April 1, 2014, and was paid off in full.

4.    DERIVATIVE INSTRUMENTS

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

As of March 31, 2014 and December 31, 2013, the fair value of the Company's interest rate swap included on the balance sheet as a liability under Employment-related and other noncurrent liabilities was $3 million. The purpose of the interest rate swap is to partially hedge the future interest expense of the euro-denominated term loan entered into to fund a portion of the Fabory acquisition in 2011. The swap matures in August 2016.

The Company had fair values of $6 million and $1 million in forward contracts as of March 31, 2014 and December 31, 2013, respectively, included on the balance sheet as assets under Prepaid expenses and other assets. The forward contracts were entered into to hedge against adverse changes in the exchange rate on the Company's intercompany loan with the Canadian subsidiary. The contracts expire in September 2014.

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

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components (in thousands of dollars):

	Three Months Ended March 31,
	2014	2013
Service cost	$2,251	$2,727
Interest cost	2,637	2,350
Expected return on assets	(2,059)	(1,769)
Amortization of transition asset	(36)	(35)
Amortization of unrecognized losses	195	1,116
Amortization of prior service credits	(1,813)	(1,853)
Net periodic benefit costs	$1,175	$2,536

The Company has established a Group Benefit Trust to fund the plan and process benefit payments. The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended.  There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC. As of March 31, 2014, the plan was in an overfunded position, and the Company currently does not anticipate significant contributions to the trust in 2014.

6.    SEGMENT INFORMATION

The Company has two reportable segments: the United States and Canada. The United States operating segment reflects the results of the Company's U.S. business. The Canada operating segment reflects the results for Acklands – Grainger Inc., the Company’s Canadian business. Other businesses include operations in Europe, Asia, Latin America and also Zoro. These other businesses individually do not meet the definition of a reportable segment. Operating segments generate revenue almost exclusively through the distribution of maintenance, repair and operating supplies, as service revenues account for less than 1% of total revenues for each operating segment. Following is a summary of segment results (in thousands of dollars):

	Three Months Ended March 31, 2014
	United States	Canada	Other Businesses	Total
Total net sales	$1,897,311	$254,297	$274,906	$2,426,514
Intersegment net sales	(40,867)	(46)	26	(40,887)
Net sales to external customers	$1,856,444	$254,251	$274,932	$2,385,627
Segment operating earnings	$353,687	$21,296	$8,475	$383,458

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2013
	United States	Canada	Other Businesses	Total
Total net sales	$1,774,538	$283,140	$247,874	$2,305,552
Intersegment net sales	(24,889)	(39)	(189)	(25,117)
Net sales to external customers	$1,749,649	$283,101	$247,685	$2,280,435
Segment operating earnings	$330,888	$32,856	$8,251	$371,995

	United States	Canada	Other Businesses	Total
Segment assets:
March 31, 2014	$2,093,098	$354,643	$371,486	$2,819,227
December 31, 2013	$2,045,564	$392,147	$359,007	$2,796,718

Following are reconciliations of segment information with the consolidated totals per the financial statements (in thousands of dollars):

	Three Months Ended March 31,
	2014	2013
Operating earnings:
Total operating earnings for operating segments	$383,458	$371,995
Unallocated expenses and eliminations	(29,119)	(28,690)
Total consolidated operating earnings	$354,339	$343,305

	Mar 31, 2014	Dec 31, 2013
Assets:
Total assets for operating segments	$2,819,227	$2,796,718
Other current and non-current assets	2,104,487	2,118,298
Unallocated assets	310,515	351,312
Total consolidated assets	$5,234,229	$5,266,328

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

Unallocated assets decreased by $41 million at March 31, 2014 compared to December 31, 2013, due to lower cash balances primarily driven by payments for the employee profit sharing plan.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Net earnings attributable to W.W. Grainger, Inc. as reported	$216,653	$211,838
Distributed earnings available to participating securities	(835)	(891)
Undistributed earnings available to participating securities	(2,113)	(2,750)
Numerator for basic earnings per share – Undistributed and distributed earnings available to common shareholders	213,705	208,197
Undistributed earnings allocated to participating securities	2,113	2,750
Undistributed earnings reallocated to participating securities	(2,084)	(2,704)
Numerator for diluted earnings per share – Undistributed and distributed earnings available to common shareholders	$213,734	$208,243
Denominator for basic earnings per share – weighted average shares	68,699,561	69,562,387
Effect of dilutive securities	977,877	1,212,227
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	69,677,438	70,774,614
Earnings per share two-class method
Basic	$3.11	$2.99
Diluted	$3.07	$2.94

8.    CONTINGENCIES AND LEGAL MATTERS

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

Business Environment
Given Grainger's large number of customers and the diverse industries it serves, several economic factors and industry trends tend to shape Grainger’s business environment. The overall economy and leading economic indicators provide general insight into projecting Grainger's growth. Grainger’s sales in the United States and Canada tend to positively correlate with Gross Domestic Product (GDP), Industrial Production, Exports and Business Investment. In the United States, sales also tend to positively correlate with Business Inventory. The table below provides these estimated indicators for 2014:

	2014 Forecasted Growth
	United States	Canada
GDP	2.4%	2.2%
Industrial Production	3.1%	3.0%
Exports	4.1%	3.6%
Business Investment	6.0%	4.6%
Business Inventory	3.1%	—
Source: Global Insight (April 2014)

According to the Federal Reserve, overall industrial production increased 3.8% from March 2013 to March 2014. This improvement positively affected Grainger's sales growth for the three months of 2014. In addition, the light and heavy manufacturing customer end-markets have historically correlated with manufacturing employment levels and manufacturing output. The United States Department of Labor reported an increase of 0.6% in manufacturing employment levels from March 2013 to March 2014. According to the Federal Reserve, manufacturing output increased 2.8% from March 2013 to March 2014. Grainger’s heavy and light manufacturing customer end-markets outperformed these indicators as sales to these customer end-markets increased in the mid-single digits for the first quarter of 2014.

While full year 2014 forecasted growth for Canada is positive, in the first quarter of 2014, the Canadian economy experienced pressure as the Canadian dollar was negatively impacted by a broad based decline in commodity prices with energy, metals and agricultural prices all lower with few exceptions, according to Scotiabank. These factors, along with lower than expected job growth, impacted the Canadian business, which is heavily dependent on the natural resources sector.

Outlook
On April 16, 2014, Grainger reiterated its full year guidance of 5 to 9 percent sales growth and earnings per share of $12.10 to $12.85.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability
There were 63 sales days in the first quarter of 2014 and 2013. Results in the first quarter of 2014 did not include the impact of Good Friday, while results in the first quarter of 2013 did, due to the timing of the holiday. Grainger completed the E&R Industrial and Safety Solutions acquisitions as well as the divestiture of the four direct marketing brands in the second half of 2013, all of which were immaterial individually and in the aggregate.

Results of Operations – Three Months Ended March 31, 2014
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Three Months Ended March 31,
	As a Percent of Net Sales		Percent Increase/(Decrease)
	2014	2013
Net sales	100.0%	100.0%	4.6%
Cost of merchandise sold	54.9	54.8	4.9
Gross profit	45.1	45.2	4.3
Operating expenses	30.2	30.1	4.8
Operating earnings	14.9	15.1	3.2
Other income (expense)	(0.1)	(0.1)	97.4
Income taxes	5.6	5.6	4.1
Noncontrolling interest	0.1	0.1	(10.7)
Net earnings attributable to W.W. Grainger, Inc.	9.1%	9.3%	2.3%

Grainger’s net sales of $2,386 million for the first quarter of 2014 increased 5% compared with sales of $2,280 million for the comparable 2013 quarter. The 5% increase for the quarter consisted of the following:

Percent Increase/(Decrease)
Volume	4
Business acquisitions	2
Price	1
Foreign exchange	(2)
Total	5%

Sales to all customer end markets, except contractors, increased in the first quarter of 2014. The increase in net sales was led by growth in sales to heavy and light manufacturing, retail and commercial service customers. Refer to the Segment Analysis below for further details.

Gross profit of $1,076 million for the first quarter of 2014 increased 4%. The gross profit margin during the first quarter of 2014 decreased 0.1 percentage point when compared to the same period in 2013, primarily driven by lower margins from the newly acquired businesses and faster growth with lower margin customers, partially offset by price inflation exceeding cost inflation.

Operating expenses of $722 million for the first quarter of 2014 increased 5%, driven primarily by $31 million in incremental growth and infrastructure spending as well as incremental expenses from the newly acquired businesses.

Operating earnings for the first quarter of 2014 were $354 million, an increase of 3% compared to the first quarter of 2013. The increase in operating earnings was primarily driven by higher sales, partially offset by lower gross margins and negative operating expense leverage.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings attributed to W.W. Grainger, Inc. for the first quarter of 2014 increased by 2% to $217 million from $212 million in the first quarter of 2013. Diluted earnings per share of $3.07 in the first quarter of 2014 were 4% higher than the $2.94 for the first quarter of 2013, due to higher earnings and lower average shares outstanding.

Segment Analysis
Grainger’s two reportable segments are the United States and Canada. The United States segment reflects the results of Grainger’s U.S. operating segment. The Canada segment reflects the results for Acklands – Grainger Inc., Grainger’s Canadian operating segment. Other businesses include operations in Europe, Asia, Latin America and also Zoro.

The following comments at the segment and business unit level include external and intersegment net sales and operating earnings. See Note 6 to the Condensed Consolidated Financial Statements.

United States
Net sales were $1,897 million for the first quarter of 2014, an increase of $122 million, or 7%, when compared with net sales of $1,775 million for the same period in 2013. The 7% increase for the quarter consisted of the following:

Percent Increase
Volume	4
Business acquisitions	2
Price	1
Total	7%

The increase in net sales was led by high single digit growth to heavy manufacturing and natural resource customers, followed by mid-single digit growth to light manufacturing, commercial service and retail customers. Government and reseller customers were up in the low single digits and net sales to contractors were down in the low single digits.

The gross profit margin for the first quarter of 2014 decreased 0.3 percentage point compared to the same period in 2013, primarily driven by lower gross margins from the newly acquired businesses and faster growth with lower margin customers, partially offset by price inflation exceeding cost inflation.

Operating expenses were up 6% in the first quarter of 2014 versus the first quarter of 2013, driven by $26 million of incremental spending on growth initiatives such as new sales representatives, eCommerce and advertising as well as incremental expenses from the newly acquired businesses.

Operating earnings of $354 million for the first quarter of 2014 increased 7% from $331 million for the first quarter of 2013, driven by higher sales and positive operating expense leverage, partially offset by lower gross margins.

Canada
Net sales were $254 million for the first quarter of 2014, a decrease of $29 million, or 10%, when compared with $283 million for the same period in 2013. In local currency, sales decreased 2%. The 10% decrease for the quarter consisted of the following:

Percent (Decrease)
Foreign Exchange	(8)
Volume	(2)
Total	(10)%

Sales performance in Canada was driven by declines in the construction, light and heavy manufacturing, mining, government and oil and gas customer end markets, partially offset by growth from utilities, forestry and transportation customer end markets.

The gross profit margin decreased 0.2 percentage point in the first quarter of 2014 versus the first quarter of 2013, due to higher freight costs and the effect of unfavorable foreign exchange from products sourced from the United States.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating expenses were flat in the first quarter of 2014 versus the first quarter of 2013. In local currency, operating expenses increased 9%, primarily due to higher payroll, benefits and severance costs as well as incremental spending related to information technology investments.

Operating earnings of $21 million for the first quarter of 2014 were down $12 million, or 35%, versus the first quarter of 2013. In local currency, operating earnings decreased by 29%, driven primarily by higher operating expenses, lower sales and lower gross margins.

Other Businesses
Net sales for other businesses, which include operations in Europe, Asia, Latin America and also Zoro, were $275 million for the first quarter of 2014, an increase of $27 million, or 11%, when compared with net sales of $248 million for the same period in 2013. The drivers of net sales for the quarter consisted of the following:

Percent Increase/(Decrease)
Volume/Price	18
Foreign exchange	(7)
Total	11%

Operating earnings of $8 million in the first quarter of 2014 were flat compared to the first quarter of 2013. The earnings performance for the quarter versus prior year was primarily driven by improved earnings from Zoro, partially offset by weaker performance in Latin America and costs associated with evaluating the new online business outside of the United States.

Income Taxes
Grainger’s effective income tax rates were 37.7% and 37.3% for the three months ended March 31, 2014 and 2013, respectively. The increase was primarily due to more earnings in the United States versus other jurisdictions with lower tax rates.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Cash Flow
Cash from operating activities continues to serve as Grainger’s primary source of liquidity. Net cash provided by operating activities was $168 million and $176 million for the three months ended March 31, 2014 and 2013, respectively. The reduction in cash flows from operating activities was driven primarily by lower trade accounts payable balances related to the timing of inventory purchases combined with a lower investment in inventory, partially offset by higher income tax liabilities due to the timing of payments.

Net cash used in investing activities was $52 million and $41 million for the three months ended March 31, 2014 and 2013, respectively. The higher use of cash was driven by cash expended for additions to property, buildings, equipment and capitalized software of $66 million in the three months ended March 31, 2014, compared to $43 million in 2013. Cash expenditures in the three months ended March 31, 2014, were partially offset by cash received from the sale of four direct marketing brands in the fourth quarter of 2013.

Net cash used in financing activities was $166 million and $98 million for the three months ended March 31, 2014 and 2013, respectively. The $68 million increase in cash used in financing activities for the three months ended March 31, 2014 was due to an increase in the purchase of treasury stock, partially offset by proceeds from the issuance of commercial paper.

Working Capital
Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt and current maturities of long-term debt).

Working capital at March 31, 2014, was $1,742 million, an increase of $121 million when compared to $1,621 million at December 31, 2013. The working capital assets to working capital liabilities ratio increased to 2.7 at March 31, 2014, from 2.5 at December 31, 2013. The increase primarily related to higher receivable balances driven by sales volume as well as lower profit sharing accruals due to the timing of annual payments.

Debt
Grainger maintains a debt ratio and liquidity position that provide flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit. Total debt as a percent of total capitalization was 14.7% at March 31, 2014, and 14.0% at December 31, 2013.

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

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimates are made and when there are different estimates that management reasonably could have made, which would have a material impact on the presentation of Grainger’s financial condition, changes in financial condition or results of operations. For a description of Grainger’s critical accounting policies see Grainger's Annual Report on Form 10-K for the year ended December 31, 2013.

Forward-Looking Statements
This Form 10-Q contains statements that are not historical in nature but concern future results and business plans, strategies and objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws. Grainger has generally identified such forward-looking statements by using words such as “anticipate, assumptions, believes, continues, could, does not, estimated, estimates, expected, forecasted, full year guidance, future, guidance, historically correlated, if, intended, intends, maintain, maintains, may, not expected, projecting, provide, range, reasonably likely, should, tend, tend to positively correlate, tend to shape, trends, will, would, would pay" or similar expressions.
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

For quantitative and qualitative disclosures about market risk, see “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in Grainger's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

W.W. Grainger, Inc. and Subsidiaries

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – First Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Jan 1 – Jan 31	100,000	$237.22	100,000	3,521,668
Feb 1 – Feb 28	240,040	$240.01	240,040	3,281,628
Mar 1 – Mar 31	274,875	$251.82	274,875	3,006,753
Total	614,915	$244.84	614,915

(A)	There were no shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

(C)
Purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors on July 28, 2010. The program has no specified expiration date. Effective April 30, 2014, the Board of Directors restored the authority to repurchase up to 10 million shares. Activity is reported on a trade date basis.

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

W.W. Grainger, Inc.
(Registrant)
Date:	May 1, 2014	By:	/s/ R. L. Jadin
R. L. Jadin, Senior Vice President and Chief Financial Officer
Date:	May 1, 2014	By:	/s/ G. S. Irving
G. S. Irving, Vice President and Controller