Form 10-Q
period 2014-06-30
GRAINGER W W INC
filed 2014-07-31
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
OR

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
Yes [  ]  No [X]

There were 68,395,811 shares of the Company’s Common Stock outstanding as of June 30, 2014.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$2,506,104	$2,381,561	$4,891,731	$4,661,996
Cost of merchandise sold	1,425,418	1,334,577	2,735,074	2,583,276
Gross profit	1,080,686	1,046,984	2,156,657	2,078,720
Warehousing, marketing and administrative expenses	739,935	696,912	1,461,567	1,385,344
Operating earnings	340,751	350,072	695,090	693,376
Other income and (expense):
Interest income	413	796	1,053	1,694
Interest expense	(2,757)	(3,201)	(5,620)	(6,367)
Other non-operating income	177	164	345	2,146
Other non-operating expense	(159)	(311)	(830)	(1,405)
Total other expense	(2,326)	(2,552)	(5,052)	(3,932)
Earnings before income taxes	338,425	347,520	690,038	689,444
Income taxes	129,348	126,767	261,906	254,164
Net earnings	209,077	220,753	428,132	435,280
Less: Net earnings attributable to noncontrolling interest	3,162	3,093	5,564	5,782
Net earnings attributable to W.W. Grainger, Inc.	$205,915	$217,660	$422,568	$429,498
Earnings per share:
Basic	$2.97	$3.08	$6.08	$6.07
Diluted	$2.94	$3.03	$6.00	$5.97
Weighted average number of shares outstanding:
Basic	68,453,602	69,664,697	68,576,232	69,613,947
Diluted	69,341,885	70,801,050	69,509,125	70,788,203
Cash dividends paid per share	$1.08	$0.93	$2.01	$1.73

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net earnings	$209,077	$220,753	$428,132	$435,280
Other comprehensive earnings (losses):
Foreign currency translation adjustments, net of tax benefit of $2,103, $1,988, $75 and $3,517, respectively	23,295	(38,689)	8,175	(69,800)
Derivative instruments, net of tax (expense) benefit of $(1,987), $(1,862), $255 and $(2,994), respectively	3,176	3,657	(386)	6,035
Other, net of tax (expense) benefit of $(1,692), $430, $(1,051) and $722, respectively	6,045	(775)	5,013	(527)
Comprehensive earnings, net of tax	241,593	184,946	440,934	370,988
Comprehensive earnings (losses) attributable to noncontrolling interest	4,713	(1,221)	8,594	(5,299)
Comprehensive earnings attributable to W.W. Grainger, Inc.	$236,880	$186,167	$432,340	$376,287

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
ASSETS	June 30, 2014	Dec 31, 2013
CURRENT ASSETS
Cash and cash equivalents	$331,707	$430,644
Accounts receivable (less allowances for doubtful
accounts of $21,254 and $20,096, respectively)	1,177,543	1,101,656
Inventories – net	1,317,467	1,305,520
Prepaid expenses and other assets	112,598	115,331
Deferred income taxes	66,468	75,819
Prepaid income taxes	24,770	15,315
Total current assets	3,030,553	3,044,285
PROPERTY, BUILDINGS AND EQUIPMENT	2,957,430	2,941,090
Less: Accumulated depreciation and amortization	1,708,342	1,732,528
Property, buildings and equipment – net	1,249,088	1,208,562
DEFERRED INCOME TAXES	16,382	16,209
GOODWILL	554,719	525,467
OTHER ASSETS AND INTANGIBLES – NET	460,570	471,805
TOTAL ASSETS	$5,311,312	$5,266,328

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	June 30, 2014	Dec 31, 2013
CURRENT LIABILITIES
Short-term debt	$101,617	$66,857
Current maturities of long-term debt	33,352	30,429
Trade accounts payable	513,829	510,634
Accrued compensation and benefits	160,712	185,905
Accrued contributions to employees’ profit sharing plans	93,764	176,800
Accrued expenses	214,479	218,835
Income taxes payable	8,700	6,330
Total current liabilities	1,126,453	1,195,790
LONG-TERM DEBT (less current maturities)	432,485	445,513
DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	112,319	113,585
EMPLOYMENT-RELATED AND OTHER NON-CURRENT LIABILITIES	192,031	184,604
SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	54,830	54,830
Additional contributed capital	923,061	893,055
Retained earnings	6,105,729	5,822,612
Accumulated other comprehensive earnings	38,687	28,914
Treasury stock, at cost – 41,263,408 and 40,805,281 shares, respectively	(3,758,016)	(3,548,973)
Total W.W. Grainger, Inc. shareholders’ equity	3,364,291	3,250,438
Noncontrolling interest	83,733	76,398
Total shareholders' equity	3,448,024	3,326,836
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,311,312	$5,266,328

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$428,132	$435,280
Provision for losses on accounts receivable	4,782	3,783
Deferred income taxes and tax uncertainties	(9,605)	(1,074)
Depreciation and amortization	93,796	80,813
Losses (gains) from sales of assets and write-offs	14,576	(868)
Stock-based compensation	28,988	31,372
Change in operating assets and liabilities – net of business acquisitions and divestitures:
Accounts receivable	(98,574)	(155,887)
Inventories	(13,497)	57,771
Prepaid expenses and other assets	(4,610)	31,369
Trade accounts payable	2,852	31,472
Other current liabilities	(127,930)	(128,468)
Current income taxes payable	1,601	(2,648)
Employment-related and other non-current liabilities	6,712	8,088
Other – net	1,243	(4,180)
Net cash provided by operating activities	328,466	386,823
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment	(156,210)	(83,175)
Proceeds from sales of property, buildings and equipment	5,416	2,528
Net cash received (paid) for business divestitures (acquisitions)	19,199	(8,234)
Other – net	—	100
Net cash used in investing activities	(131,595)	(88,781)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	44,686	105,412
Payments against lines of credit	(64,634)	(114,436)
Net borrowings of commercial paper	54,997	—
Net decrease in long-term debt	(9,538)	(4,845)
Proceeds from stock options exercised	31,816	48,142
Excess tax benefits from stock-based compensation	22,177	41,690
Purchase of treasury stock	(235,847)	(202,400)
Cash dividends paid	(140,885)	(123,549)
Net cash used in financing activities	(297,228)	(249,986)
Exchange rate effect on cash and cash equivalents	1,420	(11,378)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(98,937)	36,678
Cash and cash equivalents at beginning of year	430,644	452,063
Cash and cash equivalents at end of period	$331,707	$488,741

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

2.    NEW ACCOUNTING STANDARDS

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU 2014-08 raise the threshold for a disposal to qualify as discontinued operations and require new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results. This ASU will be applied prospectively and is effective for interim and annual periods beginning after December 15, 2014. Early adoption is permitted provided the disposal was not previously disclosed. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU will be effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the transition method that will be elected and the potential effects of the adoption of this ASU on the Company's consolidated financial statements.

3.    DIVIDEND

On July 30, 2014, the Company’s Board of Directors declared a quarterly dividend of $1.08 per share, payable September 1, 2014, to shareholders of record on August 11, 2014.

4.    SHORT-TERM DEBT

At June 30, 2014, there was $55 million of commercial paper outstanding, issued for general working capital needs. The commercial paper matured on July 7, 2014, and was paid off in full.

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

As of June 30, 2014 and December 31, 2013, the fair value of the Company's interest rate swap included on the balance sheet as a liability under Employment-related and other noncurrent liabilities was $3 million for both periods. The purpose of the interest rate swap is to partially hedge the future interest expense of the euro-denominated term loan entered into to fund a portion of the Fabory acquisition in 2011. The swap matures in August 2016.

The Company had a fair value of $1 million in forward contracts as of June 30, 2014 and December 31, 2013, included on the balance sheet as assets under Prepaid expenses and other assets. The forward contracts were entered into to hedge against adverse changes in the exchange rate on the Company's intercompany loan with the Canadian subsidiary. The contracts expire in September 2014.

6.    EMPLOYEE BENEFITS - POSTRETIREMENT

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

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$2,252	$2,567	$4,503	$5,294
Interest cost	2,637	2,119	5,274	4,469
Expected return on assets	(2,060)	(1,769)	(4,119)	(3,538)
Amortization of transition asset	(35)	(36)	(71)	(71)
Amortization of unrecognized losses	195	746	390	1,862
Amortization of prior service credits	(1,814)	(1,852)	(3,627)	(3,705)
Net periodic benefit costs	$1,175	$1,775	$2,350	$4,311

The Company has established a Group Benefit Trust to fund the plan and process benefit payments. The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended.  There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC. As of June 30, 2014, the plan was in an overfunded position, and the Company currently does not anticipate significant contributions to the trust in 2014.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the second quarter of 2014, the Company adopted changes to the retirement plan offered to employees in the Netherlands.  The plan was transitioned from a defined benefit plan to a defined contribution plan, and all existing and future obligations under the defined benefit plan have been transferred to a third party. As of December 31, 2013, this pension plan was in an overfunded position with a net pension asset of $5 million and $9 million of unrecognized losses included in Accumulated other comprehensive earnings (AOCE). As a result of the plan amendment and settlement, the Company reclassified the unrecognized losses from AOCE to warehousing, marketing and administrative expenses on the Statement of Earnings in an amount of $9 million, with a corresponding tax benefit to income taxes on the Statement of Earnings in an amount of $2 million. In addition, the Company recognized a $3 million write-off related to the plan's assets and liabilities, net of tax. Effective January 1, 2014, the affected employees have an option to participate in the defined contribution plan sponsored by the Company for which contributions are made by the Company and participating employees.

7.    SEGMENT INFORMATION

The Company has two reportable segments: the United States and Canada. The United States operating segment reflects the results of the Company's U.S. business. The Canada operating segment reflects the results for Acklands – Grainger Inc., the Company’s Canadian business. Other businesses include Zoro, the single channel online business in the United States, and operations in Europe, Asia and Latin America. These other businesses individually do not meet the definition of a reportable segment. Operating segments generate revenue almost exclusively through the distribution of maintenance, repair and operating supplies, as service revenues account for approximately 1% of total revenues for each operating segment. Following is a summary of segment results (in thousands of dollars):

	Three Months Ended June 30, 2014
	United States	Canada	Other Businesses	Total
Total net sales	$1,992,955	$264,046	$298,926	$2,555,927
Intersegment net sales	(49,358)	(42)	(423)	(49,823)
Net sales to external customers	$1,943,597	$264,004	$298,503	$2,506,104
Segment operating earnings	$365,099	$19,212	$(456)	$383,855

	Three Months Ended June 30, 2013
	United States	Canada	Other Businesses	Total
Total net sales	$1,863,112	$288,645	$261,282	$2,413,039
Intersegment net sales	(31,135)	(112)	(231)	(31,478)
Net sales to external customers	$1,831,977	$288,533	$261,051	$2,381,561
Segment operating earnings	$338,884	$37,299	$12,799	$388,982

	Six Months Ended June 30, 2014
	United States	Canada	Other Businesses	Total
Total net sales	$3,890,265	$518,342	$573,832	$4,982,439
Intersegment net sales	(90,225)	(88)	(395)	(90,708)
Net sales to external customers	$3,800,040	$518,254	$573,437	$4,891,731
Segment operating earnings	$718,786	$40,508	$8,019	$767,313

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2013
	United States	Canada	Other Businesses	Total
Total net sales	$3,637,650	$571,786	$509,156	$4,718,592
Intersegment net sales	(56,025)	(151)	(420)	(56,596)
Net sales to external customers	$3,581,625	$571,635	$508,736	$4,661,996
Segment operating earnings	$669,772	$70,155	$21,050	$760,977

	United States	Canada	Other Businesses	Total
Segment assets:
June 30, 2014	$2,133,561	$366,829	$390,602	$2,890,992
December 31, 2013	$2,045,564	$392,147	$359,007	$2,796,718

Following are reconciliations of segment information with the consolidated totals per the financial statements (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating earnings:
Total operating earnings for operating segments	$383,855	$388,982	$767,313	$760,977
Unallocated expenses and eliminations	(43,104)	(38,910)	(72,223)	(67,601)
Total consolidated operating earnings	$340,751	$350,072	$695,090	$693,376

	June 30, 2014	Dec 31, 2013
Assets:
Total assets for operating segments	$2,890,992	$2,796,718
Other current and non-current assets	2,162,687	2,118,298
Unallocated assets	257,633	351,312
Total consolidated assets	$5,311,312	$5,266,328

Assets for operating segments include net accounts receivable and first-in, first-out inventory which are reported to the Company's Chief Operating Decision Maker. Other current and non-current assets include all other asset balances for the operating segments.

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

Unallocated assets decreased by $94 million at June 30, 2014 compared to December 31, 2013, due to lower cash balances primarily driven by payments for the employee profit sharing plan, share repurchases and dividends.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net earnings attributable to W.W. Grainger, Inc. as reported	$205,915	$217,660	$422,568	$429,498
Distributed earnings available to participating securities	(727)	(826)	(1,562)	(1,717)
Undistributed earnings available to participating securities	(1,666)	(2,265)	(3,765)	(5,006)
Numerator for basic earnings per share – Undistributed and distributed earnings available to common shareholders	203,522	214,569	417,241	422,775
Undistributed earnings allocated to participating securities	1,666	2,265	3,765	5,006
Undistributed earnings reallocated to participating securities	(1,645)	(2,230)	(3,716)	(4,925)
Numerator for diluted earnings per share – Undistributed and distributed earnings available to common shareholders	$203,543	$214,604	$417,290	$422,856
Denominator for basic earnings per share – weighted average shares	68,453,602	69,664,697	68,576,232	69,613,947
Effect of dilutive securities	888,283	1,136,353	932,893	1,174,256
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	69,341,885	70,801,050	69,509,125	70,788,203
Earnings per share two-class method
Basic	$2.97	$3.08	$6.08	$6.07
Diluted	$2.94	$3.03	$6.00	$5.97

9.    CONTINGENCIES AND LEGAL MATTERS

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

	2014 Forecasted Growth
	United States	Canada
GDP	1.7%	2.1%
Industrial Production	3.8%	3.5%
Exports	2.5%	2.7%
Business Investment	5.8%	3.2%
Business Inventory	3.4%	—
Source: Global Insight (July 2014)

In the United States, exports and business investment are two major indicators of MRO spend. According to the Bureau of Economic Analysis, export levels dropped in the beginning of 2014 after growing strongly in the fourth quarter of 2013. For the remainder of 2014, exports are projected to grow in the low single digits versus prior year. Business investment levels also began the year slowly, but recent trends point to a rebound as shipments and orders of nondefense capital goods increased according to a July report by IHS Economics.
The light and heavy manufacturing customer end markets, which represent approximately 30% of Grainger’s sales, have historically correlated with manufacturing employment levels and manufacturing output. The United States Department of Labor reported an increase of 1.1% in manufacturing employment levels from June 2013 to June 2014. According to the Federal Reserve, manufacturing output increased 3.5% from June 2013 to June 2014. Grainger’s heavy and light manufacturing customer end-markets outperformed these indicators as sales to these customer end-markets increased in the mid to high single digits for the six months of 2014.
While full year 2014 forecasted growth for Canada is positive, the Canadian economy experienced pressure in the first six months of 2014 as the Canadian dollar weakened to new four-year lows. The weak Canadian dollar, along with slow international trade and a 2% drop in the commodity price index for metals and minerals from June 2013 to June 2014, have impacted the performance of the Canadian business, which is heavily dependent on the natural resources sector. These market factors led to declines in the agriculture and mining sectors for the Canadian business for the six months of 2014.
Outlook
On July 17, 2014, Grainger revised the 2014 sales growth guidance from a range of 5 to 9 percent to a range of 5 to 7 percent and also revised the 2014 earnings per share guidance from a range of $12.10 to $12.85 to a range of $12.20 to $12.60. The revised earnings per share guidance excludes the charge in the second quarter related to the retirement plan transition costs in Europe.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability
There were 64 sales days in the second quarter of 2014 and 2013. Grainger completed the E&R Industrial and Safety Solutions acquisitions as well as the divestiture of the four direct marketing brands in the second half of 2013, all of which were immaterial individually and in the aggregate.

Results of Operations – Three Months Ended June 30, 2014
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Three Months Ended June 30,
	As a Percent of Net Sales		Percent Increase/(Decrease)
	2014	2013
Net sales	100.0%	100.0%	5.2%
Cost of merchandise sold	56.9	56.0	6.8
Gross profit	43.1	44.0	3.2
Operating expenses	29.5	29.3	6.2
Operating earnings	13.6	14.7	(2.7)
Other income (expense)	(0.1)	(0.1)	(8.9)
Income taxes	5.2	5.3	2.0
Noncontrolling interest	0.1	0.2	2.2
Net earnings attributable to W.W. Grainger, Inc.	8.2%	9.1%	(5.4)%

Grainger’s net sales of $2,506 million for the second quarter of 2014 increased 5% compared with sales of $2,382 million for the comparable 2013 quarter. The 5% increase for the quarter consisted of the following:

Percent Increase/(Decrease)
Volume	5
Business acquisitions (net of dispositions)	2
Timing of Good Friday	(1)
Foreign exchange	(1)
Total	5%

Sales to all customer end markets, except contractors and natural resources, increased in the second quarter of 2014. The increase in net sales was led by growth in sales to heavy and light manufacturing, retail and commercial service customers. Refer to the Segment Analysis below for further details. Additionally, the timing of Good Friday impacted sales results for the quarter as it fell in April of 2014 versus March of 2013. Good Friday is typically a day of slower customer activity in the United States with operations closed in Canada and much of Europe and Latin America.

Gross profit of $1,081 million for the second quarter of 2014 increased 3%. The gross profit margin during the second quarter of 2014 decreased 0.9 percentage point when compared to the same period in 2013, primarily driven by lower margins from the newly acquired businesses, lower margins from the international businesses and faster growth with lower margin customers.

Operating expenses of $740 million for the second quarter of 2014 increased 6% from $697 million for the comparable 2013 quarter. Operating expenses in 2014 included a $14 million non-cash charge related to the transition of the employee retirement plan in Europe from a defined benefit plan to a defined contribution plan. Excluding the retirement plan transition charge, operating expenses increased 4% driven primarily by $20 million in incremental growth and infrastructure spending, incremental expenses from the newly acquired businesses and a $7 million non-cash expense related to the write-off of capitalized software costs primarily in Canada and Mexico. During the second quarter of 2014, a decision was made to implement an integrated IT system across North America as opposed to the previous plan to run two separate instances.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings for the second quarter of 2014 were $341 million, a decrease of 3% compared to the second quarter of 2013. Excluding the retirement plan transition charge mentioned above, operating earnings increased 1% driven by higher sales and positive operating expense leverage, partially offset by lower gross margins.

Net earnings attributed to W.W. Grainger, Inc. for the second quarter of 2014 decreased by 5% to $206 million from $218 million in the second quarter of 2013. Diluted earnings per share of $2.94 in the second quarter of 2014 were 3% lower than the $3.03 for the second quarter of 2013, due to lower earnings partially offset by lower average shares outstanding.

Segment Analysis
Grainger’s two reportable segments are the United States and Canada. The United States segment reflects the results of Grainger’s U.S. operating segment. The Canada segment reflects the results for Acklands – Grainger Inc., Grainger’s Canadian operating segment. Other businesses include Zoro and operations in Europe, Asia and Latin America.

The following comments at the segment and business unit level include external and intersegment net sales and operating earnings. See Note 7 to the Condensed Consolidated Financial Statements.

United States
Net sales were $1,993 million for the second quarter of 2014, an increase of $130 million, or 7%, when compared with net sales of $1,863 million for the same period in 2013. The 7% increase for the quarter consisted of the following:

Percent Increase/(Decrease)
Volume	6
Business acquisitions (net of dispositions)	2
Timing of Good Friday	(1)
Total	7%

The increase in net sales was led by mid-single digit growth to retail, commercial service, natural resource and heavy and light manufacturing customers. Government and reseller customers were up in the low single digits and net sales to contractors were down in the low single digits. As mentioned previously, the timing of Good Friday impacted sales results for the quarter as it fell in April of 2014 versus March of 2013.

The gross profit margin for the second quarter of 2014 decreased 0.8 percentage point compared to the same period in 2013, primarily driven by lower gross margins from the newly acquired businesses and faster growth with lower margin customers.

Operating expenses were up 3% in the second quarter of 2014 versus the second quarter of 2013, driven primarily by incremental expenses from the newly acquired businesses and $19 million of incremental spending on growth initiatives such as new sales representatives, eCommerce and advertising.

Operating earnings of $365 million for the second quarter of 2014 increased 8% from $339 million for the second quarter of 2013, driven by higher sales and positive operating expense leverage, partially offset by lower gross margins.

Canada
Net sales were $264 million for the second quarter of 2014, a decrease of $25 million, or 9%, when compared with $289 million for the same period in 2013. In local currency, sales decreased 3%. The 9% decrease for the quarter consisted of the following:

Percent (Decrease)
Foreign Exchange	(6)
Timing of Good Friday	(2)
Volume	(1)
Total	(9)%

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales performance in Canada was driven by declines in the construction, mining, oil and gas, government, light manufacturing and reseller customer end markets, partially offset by growth to customers in the commercial, forestry, utilities, transportation, heavy manufacturing and retail end markets. As mentioned previously, the timing of Good Friday impacted sales results for the quarter as it fell in April of 2014 versus March of 2013.

The gross profit margin decreased 2.0 percentage points in the second quarter of 2014 versus the second quarter of 2013, due primarily to the unfavorable foreign exchange from products sourced from the United States, inventory markdowns and higher freight costs.

Operating expenses were up 4% in the second quarter of 2014 versus the second quarter of 2013. In local currency, operating expenses increased 11%, primarily due to higher information technology expenses and other employment-related costs. During the 2014 second quarter, Grainger made the decision to implement an integrated IT system across North America as opposed to the previous plan to run two separate instances. As a result, $4 million of capitalized software costs related to the multiple instance approach was written off in a non-cash charge and an incremental $1 million was spent on the single IT instance.

Operating earnings of $19 million for the second quarter of 2014 were down $18 million, or 48%, versus the second quarter of 2013. In local currency, operating earnings decreased by 45%, driven by lower sales, a lower gross margin and negative operating expense leverage.

Other Businesses
Net sales for other businesses, which include Zoro and operations in Europe, Asia and Latin America, were $299 million for the second quarter of 2014, an increase of $38 million, or 14%, when compared with net sales of $261 million for the same period in 2013. The drivers of net sales for the quarter consisted of the following:

Percent Increase/(Decrease)
Volume/Price	16
Foreign exchange	(2)
Total	14%

Operating earnings were breakeven in the second quarter of 2014 and were down $13 million compared to the second quarter of 2013. The weaker earnings performance for the quarter versus prior year was primarily driven by the $14 million non-cash charge related to the retirement plan transition in Europe as well as a $2 million write-off of capitalized software development costs in Mexico.

Income Taxes
Grainger’s effective income tax rates were 38.2% and 36.5% for the three months ended June 30, 2014 and 2013, respectively. The second quarter of 2014 reflects a higher tax rate due to the effect of the pension transition in Europe. Excluding the pension transition impact, the effective tax rate for the second quarter of 2014 was 37.7%. The second quarter of 2013 reflected a benefit from the resolution of foreign tax matters in that period. Excluding this benefit, the effective tax rate for the second quarter of 2013 was 37.3%.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability
There were 127 sales days in the six months of 2014 and 2013. Grainger completed the E&R Industrial and Safety Solutions acquisitions as well as the divestiture of the four direct marketing brands in the second half of 2013, all of which were immaterial individually and in the aggregate.

Results of Operations – Six Months Ended June 30, 2014
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Six Months Ended June 30,
	As a Percent of Net Sales		Percent Increase/(Decrease)
	2014	2013
Net sales	100.0%	100.0%	4.9%
Cost of merchandise sold	55.9	55.4	5.9
Gross profit	44.1	44.6	3.7
Operating expenses	29.9	29.7	5.5
Operating earnings	14.2	14.9	0.2
Other income (expense)	(0.1)	(0.1)	28.4
Income taxes	5.4	5.5	3.0
Noncontrolling interest	0.1	0.1	(3.8)
Net earnings attributable to W.W. Grainger, Inc.	8.6%	9.2%	(1.6)%

Grainger’s net sales of $4,892 million for the six months of 2014 increased 5% compared with sales of $4,662 million for the comparable 2013 period. The 5% increase for the period consisted of the following:

Percent Increase/(Decrease)
Volume	3
Business acquisitions (net of dispositions)	2
Price	1
Foreign exchange	(1)
Total	5%

Sales to all customer end markets, except contractors, increased in the six months of 2014. The increase in net sales was led by growth in sales to heavy and light manufacturing, retail and commercial service customers. Refer to the Segment Analysis below for further details.

Gross profit of $2,157 million for the six months of 2014 increased 4%. The gross profit margin during the six months of 2014 decreased 0.5 percentage point when compared to the same period in 2013, primarily driven by lower margins from the newly acquired businesses, lower margins from the international businesses and faster growth with lower margin customers, partially offset by price inflation exceeding cost inflation.

Operating expenses of $1,462 million for the six months of 2014 increased 6% from $1,385 million for the comparable 2013 period. Operating expenses in 2014 included a $14 million non-cash charge related to the transition of the employee retirement plan in Europe from a defined benefit plan to a defined contribution plan. Excluding the retirement plan transition charge, operating expenses increased 5% driven primarily by $51 million in incremental growth and infrastructure spending, incremental expenses from the newly acquired businesses and a $7 million non-cash expense related to the write-off of capitalized software costs. As mentioned previously, a decision was made in the second quarter of 2014 to implement an integrated IT system across North America as opposed to the previous plan to run two separate instances.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings for the six months of 2014 were $695 million or essentially flat compared to the six months of 2013. Excluding the retirement plan transition charge mentioned above, operating earnings increased 2% driven by higher sales and positive operating expense leverage, partially offset by lower gross margins.

Net earnings attributed to W.W. Grainger, Inc. for the six months of 2014 decreased by 2% to $423 million from $429 million in the six months of 2013. Diluted earnings per share of $6.00 in the six months of 2014 were 1% higher than the $5.97 for the six months of 2013, due to lower average shares outstanding, partially offset by lower earnings.

Segment Analysis
Grainger’s two reportable segments are the United States and Canada. The United States segment reflects the results of Grainger’s U.S. operating segment. The Canada segment reflects the results for Acklands – Grainger Inc., Grainger’s Canadian operating segment. Other businesses include Zoro and operations in Europe, Asia and Latin America.

The following comments at the segment and business unit level include external and intersegment net sales and operating earnings. See Note 7 to the Condensed Consolidated Financial Statements.

United States
Net sales were $3,890 million for the six months of 2014, an increase of $252 million, or 7%, when compared with net sales of $3,638 million for the same period in 2013. The 7% increase for the period consisted of the following:

Percent Increase
Volume	4
Business acquisitions (net of dispositions)	2
Price	1
Total	7%

The increase in net sales was led by high single digit growth to heavy manufacturing and natural resource customers, followed by mid-single digit growth to light manufacturing, commercial service and retail customers. Government and reseller customers were up in the low single digits and net sales to contractors were down in the low single digits.

The gross profit margin for the six months of 2014 decreased 0.5 percentage point compared to the same period in 2013, primarily driven by lower gross margins from the newly acquired businesses and faster growth with lower margin customers, partially offset by price inflation exceeding cost inflation.

Operating expenses were up 5% in the six months of 2014 versus the six months of 2013, driven by $45 million of incremental spending on growth initiatives such as new sales representatives, eCommerce and advertising as well as incremental expenses from the newly acquired businesses.

Operating earnings of $719 million for the six months of 2014 increased 7% from $670 million for the six months of 2013, driven by higher sales and positive operating expense leverage, partially offset by lower gross margins.

Canada
Net sales were $518 million for the six months of 2014, a decrease of $54 million, or 9%, when compared with $572 million for the same period in 2013. In local currency, sales decreased 2%. The 9% decrease for the period consisted of the following:

Percent (Decrease)
Foreign Exchange	(7)
Volume	(2)
Total	(9)%

Sales performance in Canada was driven by declines in the construction, oil and gas, mining, government and light manufacturing customer end markets, partially offset by growth from utilities, forestry and transportation customer end markets.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The gross profit margin decreased 1.1 percentage points in the six months of 2014 versus the six months of 2013, due to the effect of unfavorable foreign exchange from products sourced from the United States, inventory markdowns and higher freight costs.

Operating expenses were up 2% in the six months of 2014 versus the six months of 2013. In local currency, operating expenses increased 10%, primarily due to higher payroll, benefits and information technology expenses. During the second quarter of 2014, Grainger made the decision to implement an integrated IT system across North America as opposed to the previous plan to run two separate instances. As a result, $4 million of capitalized software costs related to the multiple instance approach was written off in a non-cash charge and an incremental $3 million was spent on both the single IT instance and other information technology costs.

Operating earnings of $41 million for the six months of 2014 were down $29 million, or 42%, versus the six months of 2013. In local currency, operating earnings decreased by 38%, driven by lower sales, higher operating expenses and lower gross margins.

Other Businesses
Net sales for other businesses, which include Zoro and operations in Europe, Asia and Latin America, were $574 million for the six months of 2014, an increase of $65 million, or 13%, when compared with net sales of $509 million for the same period in 2013. The drivers of net sales for the period consisted of the following:

Percent Increase/(Decrease)
Volume/Price	17
Foreign exchange	(4)
Total	13%

Operating earnings of $8 million in the six months of 2014 were down $13 million compared to the six months of 2013. The weaker earnings performance for the period versus prior year was primarily driven by the $14 million non-cash charge related to the retirement plan transition in Europe as well as a $2 million write-off of capitalized software development costs in Mexico.

Income Taxes
Grainger’s effective income tax rates were 38.0% and 36.9% for the six months ended June 30, 2014 and 2013, respectively. The effective tax rate in 2014 reflects a higher rate due to the effect of the pension transition in Europe. Excluding the pension transition impact, the effective tax rate for the six months of 2014 was 37.7%. The effective tax rate in 2013 reflected a benefit from the resolution of foreign tax matters in that period. Excluding this benefit, the effective tax rate for the six months of 2013 was 37.3%.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Cash Flow
Cash from operating activities continues to serve as Grainger’s primary source of liquidity. Net cash provided by operating activities was $328 million and $387 million for the six months ended June 30, 2014 and 2013, respectively. The reduction in cash flows from operating activities was driven primarily by higher inventory purchases, partially offset by changes in other operating assets and liabilities.

Net cash used in investing activities was $132 million and $89 million for the six months ended June 30, 2014 and 2013, respectively. The higher use of cash was driven by cash expended for additions to property, buildings, equipment and capitalized software.

Net cash used in financing activities was $297 million and $250 million for the six months ended June 30, 2014 and 2013, respectively. The $47 million increase in cash used in financing activities for the six months ended June 30, 2014 was due to an increase in the purchase of treasury stock and dividends paid, partially offset by proceeds from the issuance of commercial paper.

Working Capital
Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt and current maturities of long-term debt).

Working capital at June 30, 2014, was $1,865 million, an increase of $244 million when compared to $1,621 million at December 31, 2013. The working capital assets to working capital liabilities ratio increased to 2.9 at June 30, 2014, from 2.5 at December 31, 2013. The increase primarily related to higher receivable balances driven by sales volume as well as lower profit sharing accruals due to the timing of annual payments.

Debt
Grainger maintains a debt ratio and liquidity position that provide flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit. Total debt as a percent of total capitalization was 14.1% at June 30, 2014, and 14.0% at December 31, 2013.

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

Forward-Looking Statements
This Form 10-Q contains statements that are not historical in nature but concern future results and business plans, strategies and objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws. Grainger has generally identified such forward-looking statements by using words such as “anticipate, assumptions, believes, continues, could, does not, estimated, estimates, expected, expects, forecasted, future, guidance, historically correlated, if, intended, intends, maintain, maintains, may, not expected, projected, projecting, provide, range, reasonably likely, should, tend, tend to positively correlate, tend to shape, trends, will, will be applied, will be elected, would, would pay" or similar expressions.
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

W.W. Grainger, Inc. and Subsidiaries

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – Second Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Apr. 1 – Apr. 30	57,296	$250.80	57,296	10,000,000
May 1 – May 31	147,107	$252.48	147,107	9,852,893
June 1 – June 30	129,212	$261.47	129,212	9,723,681
Total	333,615	$255.66	333,615

(A)	There were no shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

(C)
Purchases in April were made pursuant to a share repurchase program approved by Grainger’s Board of Directors on July 28, 2010. On April 30, 2014, the Board of Directors restored the authority to repurchase up to 10 million shares. The program has no specified expiration date. Activity is reported on a trade date basis.

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

W.W. Grainger, Inc.
(Registrant)
Date:	July 31, 2014	By:	/s/ R. L. Jadin
R. L. Jadin, Senior Vice President and Chief Financial Officer
Date:	July 31, 2014	By:	/s/ G. S. Irving
G. S. Irving, Vice President and Controller