Form 10-Q
period 2014-09-30
GRAINGER W W INC
filed 2014-10-30
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
OR

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
Yes [  ]  No [X]

There were 68,183,321 shares of the Company’s Common Stock outstanding as of September 30, 2014.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$2,562,263	$2,398,530	$7,453,994	$7,060,526
Cost of merchandise sold	1,459,479	1,347,164	4,194,553	3,930,440
Gross profit	1,102,784	1,051,366	3,259,441	3,130,086
Warehousing, marketing and administrative expenses	717,271	704,651	2,178,838	2,089,995
Operating earnings	385,513	346,715	1,080,603	1,040,091
Other income and (expense):
Interest income	630	822	1,684	2,516
Interest expense	(2,377)	(3,734)	(7,997)	(10,102)
Other non-operating income	87	381	431	2,527
Other non-operating expense	(1,218)	(323)	(2,048)	(1,728)
Total other expense	(2,878)	(2,854)	(7,930)	(6,787)
Earnings before income taxes	382,635	343,861	1,072,673	1,033,304
Income taxes	149,585	130,786	411,491	384,948
Net earnings	233,050	213,075	661,182	648,356
Less: Net earnings attributable to noncontrolling interest	2,728	2,286	8,292	8,069
Net earnings attributable to W.W. Grainger, Inc.	$230,322	$210,789	$652,890	$640,287
Earnings per share:
Basic	$3.33	$2.99	$9.42	$9.06
Diluted	$3.30	$2.95	$9.30	$8.92
Weighted average number of shares outstanding:
Basic	68,296,018	69,461,060	68,481,681	69,562,192
Diluted	69,111,945	70,547,071	69,375,083	70,706,688
Cash dividends paid per share	$1.08	$0.93	$3.09	$2.66

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net earnings	$233,050	$213,075	$661,182	$648,356
Other comprehensive earnings (losses):
Foreign currency translation adjustments, net of tax benefit (expense) of $2,731, $(1,191), $2,806 and $2,326, respectively	(73,472)	21,559	(65,297)	(48,241)
Derivative instruments, net of tax (expense) benefit of $(2,615), $1,289, $(2,360) and $(1,705), respectively	4,547	(2,198)	4,161	3,836
Other, net of tax benefit (expense) of $636, $361, $(415) and $1,083, respectively	(959)	(765)	4,054	(1,292)
Comprehensive earnings, net of tax	163,166	231,671	604,100	602,659
Comprehensive earnings (losses) attributable to noncontrolling interest	(3,648)	2,995	4,946	(2,304)
Comprehensive earnings attributable to W.W. Grainger, Inc.	$166,814	$228,676	$599,154	$604,963

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
ASSETS	Sep 30, 2014	Dec 31, 2013
CURRENT ASSETS
Cash and cash equivalents	$319,734	$430,644
Accounts receivable (less allowances for doubtful
accounts of $19,441 and $20,096, respectively)	1,234,884	1,101,656
Inventories – net	1,306,504	1,305,520
Prepaid expenses and other assets	97,916	115,331
Deferred income taxes	72,447	75,819
Prepaid income taxes	12,178	15,315
Total current assets	3,043,663	3,044,285
PROPERTY, BUILDINGS AND EQUIPMENT	3,001,466	2,941,090
Less: Accumulated depreciation and amortization	1,742,202	1,732,528
Property, buildings and equipment – net	1,259,264	1,208,562
DEFERRED INCOME TAXES	20,017	16,209
GOODWILL	540,407	525,467
OTHER ASSETS AND INTANGIBLES – NET	463,065	471,805
TOTAL ASSETS	$5,326,416	$5,266,328

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	Sep 30, 2014	Dec 31, 2013
CURRENT LIABILITIES
Short-term debt	$48,391	$66,857
Current maturities of long-term debt	23,610	30,429
Trade accounts payable	498,244	510,634
Accrued compensation and benefits	189,490	185,905
Accrued contributions to employees’ profit sharing plans	136,795	176,800
Accrued expenses	241,033	218,835
Income taxes payable	19,220	6,330
Total current liabilities	1,156,783	1,195,790
LONG-TERM DEBT (less current maturities)	385,191	445,513
DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	113,836	113,585
EMPLOYMENT-RELATED AND OTHER NON-CURRENT LIABILITIES	194,200	184,604
SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	54,830	54,830
Additional contributed capital	936,327	893,055
Retained earnings	6,261,502	5,822,612
Accumulated other comprehensive earnings (losses)	(24,822)	28,914
Treasury stock, at cost – 41,475,898 and 40,805,281 shares, respectively	(3,831,700)	(3,548,973)
Total W.W. Grainger, Inc. shareholders’ equity	3,396,137	3,250,438
Noncontrolling interest	80,269	76,398
Total shareholders' equity	3,476,406	3,326,836
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,326,416	$5,266,328

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$661,182	$648,356
Provision for losses on accounts receivable	7,479	5,775
Deferred income taxes and tax uncertainties	(2,897)	(8,683)
Depreciation and amortization	147,751	126,164
Losses (gains) from sales of assets and write-offs	15,157	(408)
Stock-based compensation	38,859	44,028
Change in operating assets and liabilities – net of business acquisitions and divestitures:
Accounts receivable	(163,072)	(130,068)
Inventories	(19,755)	44,957
Prepaid expenses and other assets	17,670	40,290
Trade accounts payable	(5,542)	1,727
Other current liabilities	(45,887)	(46,521)
Current income taxes payable	4,408	6,243
Employment-related and other non-current liabilities	9,257	13,955
Other – net	(1,777)	(5,387)
Net cash provided by operating activities	662,833	740,428
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment	(240,196)	(148,361)
Proceeds from sales of property, buildings and equipment	9,062	3,654
Net cash paid for business acquisitions, net of divestitures	(10,606)	(127,960)
Other – net	6,816	(160)
Net cash used in investing activities	(234,924)	(272,827)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	76,016	122,297
Payments against lines of credit	(92,595)	(128,157)
Net borrowings under revolving credit facility	111,647	—
Payments of long-term debt	(163,968)	(14,157)
Proceeds from stock options exercised	41,461	66,512
Excess tax benefits from stock-based compensation	29,442	53,319
Purchase of treasury stock	(317,420)	(279,619)
Cash dividends paid	(215,265)	(188,688)
Net cash used in financing activities	(530,682)	(368,493)
Exchange rate effect on cash and cash equivalents	(8,137)	(11,176)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(110,910)	87,932
Cash and cash equivalents at beginning of year	430,644	452,063
Cash and cash equivalents at end of period	$319,734	$539,995

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

3.    DIVIDEND

On October 29, 2014, the Company’s Board of Directors declared a quarterly dividend of $1.08 per share, payable December 1, 2014, to shareholders of record on November 10, 2014.

4.    ACQUISITION

On September 2, 2014, the Company's Canadian subsidiary acquired WFS Enterprises, Inc. (WFS). With 2013 sales of approximately $87 million, WFS is a distributor of tools and supplies to industrial markets in Southern Ontario and select U.S. locations. The purchase price allocation has not been finalized and is subject to change as the Company obtains additional information during the measurement period related to the valuation of the acquired assets and liabilities. Due to the immaterial nature of this transaction, disclosure of pro forma results were not considered necessary.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.    LONG-TERM DEBT

On September 29, 2014, the Company's Canadian subsidiary entered into an unsecured revolving credit facility with a maximum availability of C$175 million. Pursuant to the credit agreement, there is a commitment fee of 0.065% and the facility matures on September 24, 2019. As of September 30, 2014, the Canadian business had drawn C$125 million under the facility for the purpose of repaying an intercompany loan with the Parent. The interest rate on this outstanding amount was 1.90%.

On September 30, 2014, the Company repaid $150 million on the bank term loan that was entered into in May 2012. After this repayment, the outstanding balance on the loan was $129 million.

6.    DERIVATIVE INSTRUMENTS

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

As of September 30, 2014 and December 31, 2013, the fair value of the Company's interest rate swap included on the balance sheet as a liability under Employment-related and other noncurrent liabilities was $3 million for both periods. The purpose of the interest rate swap is to partially hedge the future interest expense of the euro-denominated term loan entered into to fund a portion of the Fabory acquisition in 2011. The swap matures in August 2016.

In September 2014, the Company settled the forward contracts that were designated and qualified as a hedge on the intercompany net investment in the Company's Canadian subsidiary. The Company recorded a gain on the settlement of the forward contracts which was recorded as a component of other comprehensive earnings (losses). The Company received $7 million cash on the settlement of the forward contracts.

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

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$2,251	$2,647	$6,754	$7,941
Interest cost	2,637	2,234	7,911	6,703
Expected return on assets	(2,059)	(1,769)	(6,178)	(5,307)
Amortization of transition asset	(36)	(36)	(107)	(107)
Amortization of unrecognized losses	195	931	585	2,793
Amortization of prior service credits	(1,813)	(1,853)	(5,440)	(5,558)
Net periodic benefit costs	$1,175	$2,154	$3,525	$6,465

The Company has established a Group Benefit Trust to fund the plan and process benefit payments. The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended.  There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC. As of September 30, 2014, the plan was in an overfunded position.

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

	Three Months Ended September 30, 2014
	United States	Canada	Other Businesses	Total
Total net sales	$2,045,077	$278,271	$300,760	$2,624,108
Intersegment net sales	(56,634)	(39)	(5,172)	(61,845)
Net sales to external customers	$1,988,443	$278,232	$295,588	$2,562,263
Segment operating earnings	$386,499	$27,466	$5,162	$419,127

	Three Months Ended September 30, 2013
	United States	Canada	Other Businesses	Total
Total net sales	$1,904,552	$270,660	$258,442	$2,433,654
Intersegment net sales	(34,801)	(35)	(288)	(35,124)
Net sales to external customers	$1,869,751	$270,625	$258,154	$2,398,530
Segment operating earnings	$342,420	$31,798	$6,182	$380,400

	Nine Months Ended September 30, 2014
	United States	Canada	Other Businesses	Total
Total net sales	$5,935,343	$796,614	$874,592	$7,606,549
Intersegment net sales	(146,860)	(127)	(5,568)	(152,555)
Net sales to external customers	$5,788,483	$796,487	$869,024	$7,453,994
Segment operating earnings	$1,105,286	$67,974	$13,180	$1,186,440

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2013
	United States	Canada	Other Businesses	Total
Total net sales	$5,542,202	$842,446	$767,598	$7,152,246
Intersegment net sales	(90,825)	(186)	(709)	(91,720)
Net sales to external customers	$5,451,377	$842,260	$766,889	$7,060,526
Segment operating earnings	$1,012,192	$101,953	$27,232	$1,141,377

	United States	Canada	Other Businesses	Total
Segment assets:
September 30, 2014	$2,150,423	$416,910	$369,879	$2,937,212
December 31, 2013	$2,045,564	$392,147	$359,007	$2,796,718

Following are reconciliations of segment information with the consolidated totals per the financial statements (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating earnings:
Total operating earnings for operating segments	$419,127	$380,400	$1,186,440	$1,141,377
Unallocated expenses and eliminations	(33,614)	(33,685)	(105,837)	(101,286)
Total consolidated operating earnings	$385,513	$346,715	$1,080,603	$1,040,091

	Sep 30, 2014	Dec 31, 2013
Assets:
Total assets for operating segments	$2,937,212	$2,796,718
Other current and non-current assets	2,057,485	2,118,298
Unallocated assets	331,719	351,312
Total consolidated assets	$5,326,416	$5,266,328

Assets for operating segments include net accounts receivable and first-in, first-out inventory which are reported to the Company's Chief Operating Decision Maker. Other current and non-current assets include all other asset balances for the operating segments.

Intersegment net sales for the U.S. segment increased by $56 million for the nine months of 2014 compared to the prior year, driven by increased sales from the U.S. business to Zoro, as the U.S. business' supply chain network is Zoro's primary source of inventory.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net earnings attributable to W.W. Grainger, Inc. as reported	$230,322	$210,789	$652,890	$640,287
Distributed earnings available to participating securities	(788)	(887)	(2,350)	(2,605)
Undistributed earnings available to participating securities	(1,825)	(2,114)	(5,603)	(7,109)
Numerator for basic earnings per share – Undistributed and distributed earnings available to common shareholders	227,709	207,788	644,937	630,573
Undistributed earnings allocated to participating securities	1,825	2,114	5,603	7,109
Undistributed earnings reallocated to participating securities	(1,803)	(2,082)	(5,532)	(6,996)
Numerator for diluted earnings per share – Undistributed and distributed earnings available to common shareholders	$227,731	$207,820	$645,008	$630,686
Denominator for basic earnings per share – weighted average shares	68,296,018	69,461,060	68,481,681	69,562,192
Effect of dilutive securities	815,927	1,086,011	893,402	1,144,496
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	69,111,945	70,547,071	69,375,083	70,706,688
Earnings per share two-class method
Basic	$3.33	$2.99	$9.42	$9.06
Diluted	$3.30	$2.95	$9.30	$8.92

10.    CONTINGENCIES AND LEGAL MATTERS

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

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
Grainger is a broad-line distributor of maintenance, repair and operating supplies, and other related products and services used by businesses and institutions. Grainger’s operations are primarily in the United States and Canada, with a presence in Europe, Asia and Latin America. Grainger uses a combination of multichannel and single channel business models to provide customers with a range of options for finding and purchasing products utilizing sales representatives, catalogs and direct marketing materials and eCommerce. Grainger serves more than 2 million customers worldwide through a network of highly integrated branches, distribution centers, multiple websites and export services.

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

	2014 Forecasted Growth
	United States	Canada
GDP	2.3%	2.3%
Industrial Production	3.9%	3.7%
Exports	3.1%	5.4%
Business Investment	6.7%	3.0%
Business Inventory	3.3%	—
Source: Global Insight (October 2014)

In the United States, exports and business investment are two major indicators of MRO spend. According to the Bureau of Economic Analysis, export levels dropped in the beginning of 2014 after growing strongly in the fourth quarter of 2013. For the remainder of 2014, exports are projected to grow in the low single digits. Business investment levels also began the year slowly, but the second and third quarter experienced a strong rebound according to an October report by IHS Economics.
The light and heavy manufacturing customer end markets, which represent approximately 30% of Grainger’s sales, have historically correlated with manufacturing employment levels and manufacturing output. The United States Department of Labor reported an increase of 1.3% in manufacturing employment levels from September 2013 to September 2014. According to the Federal Reserve, manufacturing output increased 3.7% from September 2013 to September 2014. Grainger’s heavy and light manufacturing customer end-markets outperformed these indicators as sales to these customer end-markets increased in the mid to high single digits for the nine months of 2014.
While full year 2014 forecasted growth for Canada is positive, the Canadian economy experienced pressure in the first nine months of 2014 as the Canadian dollar weakened to new four-year lows. The weak Canadian dollar combined with a 3% drop in the commodity price index for metals and minerals from September 2013 to September 2014, have impacted the performance of the Canadian business, which is heavily dependent on the natural resources sector. These market factors led to declines in the agriculture and mining sectors for the Canadian business for the nine months of 2014.
Outlook
On October 16, 2014, Grainger revised the 2014 sales growth guidance from a range of 5 to 7 percent to a range of 5.0 to 5.5 percent and also revised the 2014 earnings per share guidance from a range of $12.20 to $12.60 to a range of $12.20 to $12.30. The revised earnings per share guidance excludes the $0.15 per share charge in the second quarter related to the retirement plan transition costs in Europe. Grainger is in the process of evaluating the performance of certain multichannel businesses outside of the United States, and is committed to improving or exiting those operations.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability
There were 64 sales days in the third quarter of 2014 and 2013. Grainger completed several acquisitions throughout 2013 and 2014, all of which were immaterial individually and in the aggregate. Grainger’s operating results have typically included the results of each business acquired since the respective acquisition dates, however, E&R Industrial's operating results were not included until the fourth quarter of 2013 due to the timing of the acquisition.

Results of Operations – Three Months Ended September 30, 2014
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Three Months Ended September 30,
	As a Percent of Net Sales		Percent Increase/(Decrease)
	2014	2013
Net sales	100.0%	100.0%	6.8%
Cost of merchandise sold	57.0	56.2	8.3
Gross profit	43.0	43.8	4.9
Operating expenses	28.0	29.3	1.8
Operating earnings	15.0	14.5	11.2
Other income (expense)	(0.1)	(0.1)	0.8
Income taxes	5.8	5.5	14.4
Noncontrolling interest	0.1	0.1	19.3
Net earnings attributable to W.W. Grainger, Inc.	9.0%	8.8%	9.3%

Grainger’s net sales of $2,562 million for the third quarter of 2014 increased 7% compared with sales of $2,399 million for the comparable 2013 quarter. The 7% increase for the quarter consisted of the following:

Percent Increase/(Decrease)
Volume	5
Business acquisitions (net of dispositions)	2
Price	1
Foreign exchange	(1)
Total	7%

Sales to all customer end markets, except contractors, increased in the third quarter of 2014. The increase in net sales was led by growth in sales to heavy and light manufacturing, natural resource and commercial service customers. Refer to the Segment Analysis below for further details.

Gross profit of $1,103 million for the third quarter of 2014 increased 5%. The gross profit margin during the third quarter of 2014 decreased 0.8 percentage point when compared to the same period in 2013, with more than half of the decline due to lower margins from the newly acquired businesses. The remainder of the decline was primarily driven by lower margins from the international businesses and faster growth with lower margin customers.

Operating expenses of $717 million for the third quarter of 2014 increased 2% from $705 million for the comparable 2013 quarter, primarily driven by approximately $17 million in incremental growth and infrastructure spending and incremental expenses from the acquired businesses, partially offset by lower travel and entertainment expenses.

Operating earnings for the third quarter of 2014 were $386 million, an increase of 11% compared to the third quarter of 2013, primarily driven by higher sales and positive operating expense leverage, partially offset by lower gross profit margins.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings attributed to W.W. Grainger, Inc. for the third quarter of 2014 increased by 9% to $230 million from $211 million in the third quarter of 2013. Diluted earnings per share of $3.30 in the third quarter of 2014 were 12% higher than the $2.95 for the third quarter of 2013, due to higher earnings and lower average shares outstanding.

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

United States
Net sales were $2,045 million for the third quarter of 2014, an increase of $140 million, or 7%, when compared with net sales of $1,905 million for the same period in 2013. The 7% increase for the quarter consisted of the following:

Percent Increase
Volume	5
Business acquisitions (net of dispositions)	2
Total	7%

The increase in net sales was led by low double digit growth to natural resource customers, high single digit growth to heavy manufacturing customers and mid-single digit growth to commercial and light manufacturing customers. The retail and government end markets were up in the low single digits, resellers were flat and sales to contractors were down in the low single digits.

The gross profit margin for the third quarter of 2014 decreased 0.8 percentage point compared to the same period in 2013, primarily driven by lower gross margins from the newly acquired businesses and faster growth with lower margin customers.

Operating expenses in the third quarter of 2014 were essentially flat versus the third quarter of 2013, driven primarily by incremental expenses from the newly acquired businesses and $12 million of incremental spending on growth initiatives such as new sales representatives, eCommerce and advertising, partially offset by productivity and controlled spending.

Operating earnings of $386 million for the third quarter of 2014 increased 13% from $342 million for the third quarter of 2013, driven by higher sales and positive operating expense leverage, partially offset by lower gross profit margins.

Canada
Net sales were $278 million for the third quarter of 2014, an increase of $7 million, or 3%, when compared with $271 million for the same period in 2013. In local currency, sales increased 8%. The 3% increase for the quarter consisted of the following:

Percent Increase/(Decrease)
Volume	5
Business acquisition	2
Price	1
Foreign exchange	(5)
Total	3%

Sales performance in Canada was driven by increases in the commercial, transportation, oil and gas, government and heavy and light manufacturing end markets. All remaining customer ends markets increased with the exception of retail and mining.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The gross profit margin decreased 1.5 percentage points in the third quarter of 2014 versus the third quarter of 2013, due primarily to unfavorable foreign exchange from products sourced from the United States, lower supplier rebates and higher freight costs.

Operating expenses were up 4% in the third quarter of 2014 versus the third quarter of 2013. In local currency, operating expenses increased 9%, primarily driven by higher payroll, occupancy costs and incremental costs from the WFS acquisition.

Operating earnings of $27 million for the third quarter of 2014 were down $5 million, or 14%, versus the third quarter of 2013. In local currency, operating earnings decreased by 9%, primarily driven by the lower gross profit margins and negative operating expense leverage.

Other Businesses
Net sales for other businesses, which include Zoro and operations in Europe, Asia and Latin America, were $301 million for the third quarter of 2014, an increase of $43 million, or 16%, when compared with net sales of $258 million for the same period in 2013. The drivers of net sales for the quarter consisted of the following:

Percent Increase/(Decrease)
Volume/Price	18
Foreign exchange	(2)
Total	16%

The sales increase for the third quarter of 2014 was primarily driven by the single channel businesses, MonotaRO in Japan and Zoro in the United States, as well as the business in Mexico.

Operating earnings of $5 million in the third quarter of 2014 were down $1 million compared to the third quarter of 2013. The weaker earnings performance for the quarter versus prior year was primarily driven by incremental expenses associated with the start-up of the single channel business in Europe and weaker performance in Fabory. This was partially offset by higher earnings in Mexico, the single channel businesses in Japan and the United States and the narrowing of losses in China.

Income Taxes
Grainger’s effective income tax rates were 39.1% and 38.0% for the three months ended September 30, 2014 and 2013, respectively. The increase was primarily due to a higher proportion of earnings from the United States versus other jurisdictions with lower tax rates.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability
There were 191 sales days in the nine months of 2014 and 2013. Grainger completed several acquisitions throughout 2013 and 2014, all of which were immaterial individually and in the aggregate. Grainger’s operating results have typically included the results of each business acquired since the respective acquisition dates, however, E&R Industrial's operating results were not included until the fourth quarter of 2013 due to the timing of the acquisition.

Results of Operations – Nine Months Ended September 30, 2014
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Nine Months Ended September 30,
	As a Percent of Net Sales		Percent Increase/(Decrease)
	2014	2013
Net sales	100.0%	100.0%	5.6%
Cost of merchandise sold	56.3	55.7	6.7
Gross profit	43.7	44.3	4.1
Operating expenses	29.2	29.6	4.3
Operating earnings	14.5	14.7	3.9
Other income (expense)	(0.1)	(0.1)	16.8
Income taxes	5.5	5.4	6.9
Noncontrolling interest	0.1	0.1	2.8
Net earnings attributable to W.W. Grainger, Inc.	8.8%	9.1%	2.0%

Grainger’s net sales of $7,454 million for the nine months of 2014 increased 6% compared with sales of $7,061 million for the comparable 2013 period. The 6% increase for the period consisted of the following:

Percent Increase/(Decrease)
Volume	4
Business acquisitions (net of dispositions)	2
Price	1
Foreign exchange	(1)
Total	6%

Sales to all customer end markets, except contractors, increased in the nine months of 2014. The increase in net sales was led by growth in sales to heavy and light manufacturing, retail and commercial service customers. Refer to the Segment Analysis below for further details.

Gross profit of $3,259 million for the nine months of 2014 increased 4%. The gross profit margin during the nine months of 2014 decreased 0.6 percentage point when compared to the same period in 2013, with more than half of the decline due to lower margins from the newly acquired businesses. The remainder of the decline was primarily driven by lower margins from the international businesses and faster growth with lower margin customers, partially offset by price inflation exceeding cost inflation.

Operating expenses of $2,179 million for the nine months of 2014 increased 4% from $2,090 million for the comparable 2013 period. Operating expenses in 2014 included a $14 million non-cash charge related to the transition of the employee retirement plan in Europe from a defined benefit plan to a defined contribution plan. Excluding the retirement plan transition charge, operating expenses increased driven primarily by $68 million in incremental growth and infrastructure spending and incremental expenses from the newly acquired businesses.

Operating earnings for the nine months of 2014 were $1,081 million, an increase of 4% compared to the nine months of 2013. Excluding the retirement plan transition charge mentioned above, operating earnings increased 5% driven by higher sales and positive operating expense leverage, partially offset by lower gross margins.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings attributed to W.W. Grainger, Inc. for the nine months of 2014 increased by 2% to $653 million from $640 million in the nine months of 2013. Diluted earnings per share of $9.30 in the nine months of 2014 were 4% higher than the $8.92 for the nine months of 2013, due to higher earnings and lower average shares outstanding.

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

United States
Net sales were $5,935 million for the nine months of 2014, an increase of $393 million, or 7%, when compared with net sales of $5,542 million for the same period in 2013. The 7% increase for the period consisted of the following:

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

The gross profit margin for the nine months of 2014 decreased 0.7 percentage point compared to the same period in 2013, primarily driven by lower gross margins from the newly acquired businesses and faster growth with lower margin customers, partially offset by price inflation exceeding cost inflation.

Operating expenses were up 3% in the nine months of 2014 versus the nine months of 2013, driven by $57 million of incremental spending on growth initiatives such as new sales representatives, eCommerce and advertising as well as incremental expenses from the newly acquired businesses.

Operating earnings of $1,105 million for the nine months of 2014 increased 9% from $1,012 million for the nine months of 2013, driven by higher sales and positive operating expense leverage, partially offset by lower gross margins.

Canada
Net sales were $797 million for the nine months of 2014, a decrease of $45 million, or 5%, when compared with $842 million for the same period in 2013. In local currency, sales increased 1%. The 5% decrease for the period consisted of the following:

Percent Increase/(Decrease)
Foreign Exchange	(6)
Business acquisition	1
Total	(5)%

Sales performance in Canada was driven by increases in the utilities, forestry, commercial and heavy manufacturing end markets, partially offset by declines in the mining and construction customer end markets.

The gross profit margin decreased 1.3 percentage points in the nine months of 2014 versus the nine months of 2013, due to the effect of unfavorable foreign exchange from products sourced from the United States, inventory markdowns and higher freight costs.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating expenses were up 3% in the nine months of 2014 versus the nine months of 2013. In local currency, operating expenses increased 10%, primarily due to higher payroll, benefits and information technology expenses. During the second quarter of 2014, Grainger made the decision to implement an integrated IT system across North America as opposed to the previous plan to run two separate instances. As a result, $4 million of capitalized software costs related to the multiple instance approach was written off in a non-cash charge and an incremental $3 million was spent on both the single IT instance and other information technology costs.

Operating earnings of $68 million for the nine months of 2014 were down $34 million, or 33%, versus the nine months of 2013. In local currency, operating earnings decreased by 29%, driven by negative operating expense leverage and lower gross profit margins.

Other Businesses
Net sales for other businesses, which include Zoro and operations in Europe, Asia and Latin America, were $875 million for the nine months of 2014, an increase of $107 million, or 14%, when compared with net sales of $768 million for the same period in 2013. The drivers of net sales for the period consisted of the following:

Percent Increase/(Decrease)
Volume/Price	17
Foreign exchange	(3)
Total	14%

The sales increase for the nine months of 2014 was primarily driven by the single channel businesses, MonotaRO in Japan and Zoro in the United States, as well as the business in Mexico, partially offset by lower sales in Fabory.

Operating earnings of $13 million in the nine months of 2014 were down $14 million compared to the nine months of 2013. The weaker earnings performance for the period versus prior year was primarily driven by the $14 million non-cash charge in the second quarter of 2014 related to the retirement plan transition in Europe and incremental expenses associated with the start-up of the single channel business in Europe. This was partially offset by higher earnings in the single channel businesses in Japan and the United States as well as the narrowing of losses in China.

Income Taxes
Grainger’s effective income tax rates were 38.4% and 37.3% for the nine months ended September 30, 2014 and 2013, respectively. The increase was primarily due to a higher proportion of earnings from the United States versus other jurisdictions with lower tax rates.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Cash Flow
Cash from operating activities continues to serve as Grainger’s primary source of liquidity. Net cash provided by operating activities was $663 million and $740 million for the nine months ended September 30, 2014 and 2013, respectively. Cash flows from operations were higher in 2013 as a result of lower inventory purchases due to an inventory build at the start of the year to facilitate the move of Grainger's Chicago-area distribution center and as a result of lower sales in December 2012. Higher accounts receivable balances in 2014 also contributed to the reduction in cash flows from operating activities.

Net cash used in investing activities was $235 million and $273 million for the nine months ended September 30, 2014 and 2013, respectively. The lower use of cash was primarily driven by acquisition activity. Less cash was spent on the acquisitions in 2014 versus 2013. The lower use of cash from acquisition activity in 2014 was partially offset by a larger amount of cash expended in 2014 for additions to property, buildings and equipment, mostly related to supply chain investments.

Net cash used in financing activities was $531 million and $368 million for the nine months ended September 30, 2014 and 2013, respectively. The $163 million increase in cash used in financing activities for the nine months ended September 30, 2014 was due to a partial repayment of the term loan in the United States as well as an increase in the purchase of treasury stock and dividends paid. This was partially offset by proceeds from cash drawn on the new revolving credit facility in the Canadian business.

Working Capital
Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt and current maturities of long-term debt).

Working capital at September 30, 2014, was $1,768 million, an increase of $147 million when compared to $1,621 million at December 31, 2013. The working capital assets to working capital liabilities ratio increased to 2.6 at September 30, 2014, from 2.5 at December 31, 2013. The increase primarily related to higher receivable balances driven by sales volume as well as lower profit sharing accruals due to the timing of annual payments.

Debt
Grainger maintains a debt ratio and liquidity position that provide flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit. Total debt as a percent of total capitalization was 11.6% at September 30, 2014, and 14.0% at December 31, 2013.

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

Forward-Looking Statements
This Form 10-Q contains statements that are not historical in nature but concern future results and business plans, strategies and objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws. These forward-looking statements include, but are not limited to, the Company’s expected or forecasted sales, earnings, tax rate, or earnings per share, and any associated guidance.

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

W.W. Grainger, Inc. and Subsidiaries

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – Third Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1 – July 31	121,389	$239.62	121,389	9,602,292
Aug. 1 – Aug. 31	113,053	$239.72	113,053	9,489,239
Sep. 1 – Sep. 30	101,453	$248.31	101,453	9,387,786
Total	335,895	$242.28	335,895

(A)	There were no shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

(C)
Purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors on April 30, 2014. The program has no specified expiration date. Activity is reported on a trade date basis.

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

W.W. Grainger, Inc.
(Registrant)
Date:	October 30, 2014	By:	/s/ R. L. Jadin
R. L. Jadin, Senior Vice President and Chief Financial Officer
Date:	October 30, 2014	By:	/s/ W. Lomax
W. Lomax, Vice President and Controller