Form 10-K
period 2014-12-31
GRAINGER W W INC
filed 2015-02-27
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]
The aggregate market value of the voting common equity held by nonaffiliates of the registrant was $16,485,186,075 as of the close of trading as reported on the New York Stock Exchange on June 30, 2014. The Company does not have nonvoting common equity.
The registrant had 67,442,179 shares of the Company’s Common Stock outstanding as of January 31, 2015.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement relating to the annual meeting of shareholders of the registrant to be held on April 29, 2015, are incorporated by reference into Part III hereof.

PART I
Item 1: Business
The Company
W.W. Grainger, Inc., incorporated in the State of Illinois in 1928, is a broad-line distributor of maintenance, repair and operating (MRO) supplies and other related products and services used by businesses and institutions primarily in the United States and Canada, with presence also in Europe, Asia and Latin America. In this report, the words “Grainger” or “Company” mean W.W. Grainger, Inc. and its subsidiaries.
Grainger uses a combination of multichannel and single channel online business models to provide customers with a range of options for finding and purchasing products, utilizing sales representatives, contact centers, direct marketing materials, catalogs and eCommerce. Grainger serves more than 2 million customers worldwide through a network of highly integrated branches, distribution centers and websites.
Grainger's Canadian subsidiary, Acklands-Grainger, acquired WFS Enterprises, Inc. (WFS) in the third quarter of 2014. WFS is a distributor of tools and supplies to industrial markets in Southern Ontario and select U.S. locations. Results for the business are consolidated with Grainger from the acquisition date. In 2014, Grainger also announced the decision to close the business in Brazil and operations will cease during 2015. During 2014, Grainger continued to invest in the single channel online business model, which has experienced strong growth in recent years.
Grainger's centralized business support functions provide coordination and guidance in the areas of accounting and finance, business development, communications and investor relations, compensation and benefits, information systems, health and safety, global supply chain functions, human resources, risk management, internal audit, legal, real estate, security, tax and treasury. These services are provided in varying degrees to all business units.
Products are regularly added to and deleted from Grainger’s product lines on the basis of customer demand, market research, recommendations of suppliers, sales volumes and other factors.
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
United States
The United States business offers a broad selection of maintenance, repair and operating supplies and other related products and services through local branches, sales representatives, catalogs and eCommerce. A combination of product breadth, local availability, speed of delivery, detailed product information and competitively priced products and services is provided by this business. Products offered include material handling equipment, safety and security supplies, lighting and electrical products, power and hand tools, pumps and plumbing supplies, cleaning and maintenance supplies, building and home inspection supplies, vehicle and fleet components and many other items primarily focused on the facilities maintenance market. Services offered primarily relate to inventory management solutions. In 2014, service fee revenue represented less than 1% of sales.
The majority of the products sold by the United States business are well-recognized national branded products. In addition, 22% of 2014 sales were private label items bearing Grainger’s registered trademarks, such as DAYTON® motors, power transmission, HVAC and material handling equipment, SPEEDAIRE® air compressors, AIR HANDLER® air filtration equipment, TOUGH GUY® cleaning products, WESTWARD® tools, CONDOR® safety products and LUMAPRO® lighting products. Grainger has taken steps to protect these trademarks against infringement and believes that they will remain available for future use in its business. The United States business purchases products for sale from more than 2,500 key suppliers, most of which are manufacturers. Through a global sourcing operation, the business procures competitively priced, high-quality products produced outside the United States from approximately 400 suppliers. Grainger sells these items primarily under the private label brands listed above. No single supplier comprised more than 5% of total purchases and no significant difficulty has been encountered with respect to sources of supply.

Customers range from small and medium-sized businesses to large corporations, government entities and other institutions. They are primarily represented by purchasing managers or workers in facilities maintenance departments and service shops across a wide range of industries such as manufacturing, hospitality, transportation, government, retail, healthcare and education. Sales in 2014 were made to approximately 1.2 million customers averaging 106,000 daily transactions. Approximately 75% of sales are concentrated with large customers and no single customer accounted for more than 3% of total sales.
The United States business operates in all 50 states through a network of 19 distribution centers (DCs), 377 branches and 51 contact centers. DCs range in size from 45,000 square feet to 1.3 million square feet, the largest of which can stock up to 500,000 products. Automated equipment and processes in the larger DCs allow them to handle the majority of the customer shipping for next-day product availability and replenish the branches that provide same-day availability. The DC network increasingly fulfills a larger portion of customer orders, especially as customers migrate to online and electronic purchasing. In 2014, Grainger announced a plan to build a new 1.3 million square-foot DC in New Jersey, scheduled to open in 2016.
The branches are located in close proximity to the majority of U.S. businesses and serve the immediate needs of customers in their local markets by allowing them to pick up items directly from the branches. The branch network has approximately 3,800 employees who primarily fulfill counter and will-call product purchases and provide customer service. An average branch is 22,000 square feet in size and has 10 employees. In the normal course of business, Grainger regularly reviews the effectiveness of its branch network and closed 21 branches in 2014, 11 of which were related to the recently acquired businesses.
Grainger's contact center network consists of approximately 1,900 employees who handle about 36,000 orders per day from customer orders via phone, e-mail and fax. In 2014, the contact center network was regionalized to leverage the scale of the organization and deliver exceptional customer service.
The business has a sales force of approximately 3,500 professionals who help businesses and institutions select the right products to find immediate solutions to maintenance problems and reduce operating expenses by utilizing Grainger as a consistent source of supply across multiple locations. In 2014, Grainger continued to expand its sales force to facilitate growth with targeted segments and provide more specialized support.
Another area in which the United States business helps customers be more productive is through inventory management services. KeepStock® inventory solutions is a comprehensive program that includes vendor-managed inventory, customer-managed inventory and on-site vending machines. Grainger's KeepStock program currently provides services to more than 18,000 customers and completed over 13,000 installations in 2014.
Customers can also purchase products through Grainger.com®. Customers continue to migrate to online and electronic purchasing. eCommerce revenues were $2.8 billion in 2014, an increase of 13% versus 2013. Grainger.com provides access to approximately 1.5 million products and serves as a prominent channel for the United States business. Grainger.com provides real-time price and product availability and detailed product information, and offers advanced features such as product search and compare capabilities. For customers with sophisticated electronic purchasing platforms, Grainger utilizes technology that allows these systems to communicate directly with Grainger.com. Customers can also purchase products through other branded websites. In 2014, Grainger completed transitioning to a new web platform and made improvements to search capabilities on the website.
The Grainger catalog, most recently issued in February 2015, offers approximately 590,000 facilities maintenance and other products, and is used by customers to assist in product selection. The 2015 catalog includes over 32,000 new items and approximately 1.5 million copies of the catalog were produced.
Grainger estimates the United States market for facilities maintenance and related products to be approximately $126 billion, of which Grainger’s share is approximately 6%.

Canada
Acklands – Grainger is Canada’s leading broad-line distributor of industrial and safety supplies. A combination of product breadth, local availability, speed of delivery, detailed product information and competitively priced products and services is provided by this business.
Acklands – Grainger distributes tools, fasteners, safety supplies, instruments, welding and shop equipment, and many other items. The Canadian business serves customers through 181 branches, sales and service representatives and 6 DCs across Canada. During 2014, approximately 15,700 sales transactions were completed daily. A comprehensive catalog, printed in both English and French, was most recently issued in February 2015. The catalog has more than 153,000 products and is used by customers to assist in product selection. In addition, customers can purchase products through Acklandsgrainger.com, a fully bilingual website. In early 2015, the Canadian business opened a 535,000 square-foot DC in the Toronto area. Grainger estimates the Canadian market for facilities maintenance and related products to be approximately $13 billion, of which Acklands – Grainger’s share is approximately 8%.
Other Businesses
Included in other businesses is Zoro and operations in Europe, Asia and Latin America. The more significant businesses in this group, those with revenues of more than $100 million in 2014, are described below.
Fabory
Fabory is a European distributor of fasteners, tools and industrial supplies. Fabory is headquartered in Tilburg, the Netherlands, and has more than 100 locations in 13 countries. Customers have access to more than 100,000 products through a catalog and through Fabory.com. Grainger estimates the European market (in which Fabory has its primary operations) for facilities maintenance and related products, including fasteners, to be approximately $40 billion, of which Grainger’s share is approximately 1%.

Japan
Grainger operates in Japan through its 51% interest in MonotaRO Co. MonotaRO provides small and mid-sized Japanese businesses with products that help them operate and maintain their facilities. MonotaRO is a catalog and web-based direct marketer with approximately 86% of orders being conducted through Monotaro.com, through which customers have access to approximately 8 million products. MonotaRO has no branches or sales force and fulfills all orders from two DCs. Grainger estimates the Japanese market for facilities maintenance and related products to be approximately $43 billion, of which Grainger’s share is approximately 1%.

Mexico
Grainger’s operations in Mexico provide local businesses with maintenance, repair and operating supplies and other related products primarily from Mexico and the United States. The business in Mexico distributes products through a network of branches and two DCs where customers have access to approximately 148,000 products through a Spanish-language catalog and through Grainger.com.mx®. Grainger estimates the Mexican market for facilities maintenance and related products to be approximately $11 billion, of which Grainger’s share is approximately 1%.

Zoro
Zoro is an online distributor of MRO products serving U.S. businesses and consumers through its website Zoro.com.  Zoro offers a broad selection of approximately 760,000 items at single, competitive prices. Zoro has no branches or sales force, and customer orders are fulfilled through the Grainger U.S. supply chain. In 2014, Zoro began serving customers in Canada through ZoroCanada.com.

Seasonality
Grainger’s business in general is not seasonal, however, there are some products that typically sell more often during the winter or summer season. In any given month, unusual weather patterns, i.e., unusually hot or cold weather, could impact the sales volumes of these products, either positively or negatively.
Competition
Grainger faces competition in all markets it serves, from manufacturers (including some of its own suppliers) that sell directly to certain segments of the market, wholesale distributors, catalog houses, retail enterprises and Internet-based businesses. Grainger provides local product availability, a broad product line, sales representatives, competitive pricing, catalogs (which include product descriptions and, in certain cases, extensive technical and application data), and electronic and Internet commerce technology. Other services, such as inventory management, are also offered. Grainger believes that it can effectively compete with manufacturers on small orders, but manufacturers may have an advantage in filling large orders. There are several large competitors, although the majority of the market is served by small local and regional competitors.
Employees
As of December 31, 2014, Grainger had approximately 23,600 employees, of whom approximately 22,300 were full-time and 1,300 were part-time or temporary. Grainger has never had a major work stoppage and considers employee relations to be good.
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
Weakness in the economy could negatively impact Grainger's sales growth. Economic and industry trends affect Grainger's business environments. Economic downturns can cause customers, both domestic and international, to idle or close facilities, delay purchases and otherwise reduce their purchases of Grainger's products and services as well as their ability to make full and timely payments. Thus, a significant or prolonged slowdown in economic activity in the United States, Canada or any other major world economy could negatively impact Grainger's sales growth and results of operations.
The facilities maintenance industry is highly fragmented, and changes in competition could result in decreased demand for Grainger's products and services. There are several large competitors in the industry, although most of the market is served by small local and regional competitors. Grainger faces competition in all markets it serves, from manufacturers (including some of its own suppliers) that sell directly to certain segments of the market, wholesale distributors, catalog houses, retail enterprises and Internet-based businesses. The industry is also consolidating as customers are increasingly aware of the total costs of fulfillment and of the need to have consistent sources of supply at multiple locations. These customer needs could result in fewer suppliers as the remaining suppliers become larger and capable of consistent sources of supply. Competitive pressures could adversely affect Grainger's sales and profitability.
Changes in inflation may adversely affect gross margins. Inflation impacts the costs at which Grainger can procure product and the ability to increase prices to customers over time.  Prolonged periods of low inflation could adversely affect the degree to which Grainger is able to recover inflationary costs or increase sales through price escalation.
Volatility in commodity prices may adversely affect gross margins. Some of Grainger's products contain significant amounts of commodity-priced materials, such as steel, copper, petroleum derivatives or rare earth minerals, and are subject to price changes based upon fluctuations in the commodities market. Increases in the price of fuel could also drive up transportation costs. Grainger's ability to pass on such increases in costs in a timely manner depends on market conditions. The inability to pass along cost increases could result in lower gross margins. In addition, higher prices could impact demand for these products, resulting in lower sales volumes.
Unexpected product shortages could negatively impact customer relationships, resulting in an adverse impact on results of operations. Grainger's competitive strengths include product selection and availability. Products are purchased from more than 4,500 key suppliers located in various countries around the world, no one of which accounted for more than 5% of total purchases. Historically, no significant difficulty has been encountered with respect to sources of supply; however, disruptions could occur due to factors beyond Grainger's control, such as economic downturns, political unrest, port slowdowns, trade issues, etc., any of which could adversely affect a supplier's ability to manufacture or deliver products. As Grainger continues to source lower cost products from Asia and other areas of the world, the risk for disruptions has increased due to the additional lead time required and distances involved. If Grainger was to experience difficulty in obtaining products, there could be a short-term adverse effect on results of operations and a longer-term adverse effect on customer relationships and Grainger's reputation. In addition, Grainger has strategic relationships with key vendors. In the event Grainger was unable to maintain those relations, there might be a loss of competitive pricing advantages which could, in turn, adversely affect results of operations.
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
Disruptions in Grainger's supply chain could result in an adverse impact on results of operations. A disruption within Grainger's logistics or supply chain network, including damage, destruction, extreme weather and other events which would cause one or more of the distribution centers to become non-operational, could adversely affect Grainger's ability to deliver inventory in a timely manner, impair Grainger's ability to meet customer demand for products and result in lost sales or damage to Grainger's reputation. Grainger's ability to provide same-day shipping and next-day delivery is an integral component of the business strategy and any such disruption could adversely impact the results of operations.

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
Fluctuations in foreign currency have an effect on reported results of operations. Grainger’s exposure to fluctuations in foreign currency rates results primarily from the translation exposure associated with the preparation of the Consolidated Financial Statements, as well as from transaction exposure associated with transactions in currencies other than an entity’s functional currency. While the Consolidated Financial Statements are reported in U.S. dollars, the financial statements of Grainger’s subsidiaries outside the United States are prepared using the local currency as the functional currency and translated into U.S. dollars. As a result, fluctuations in the exchange rate of the U.S. dollar relative to the local currencies of Grainger’s international subsidiaries could cause fluctuations in reported results. Grainger also has foreign currency exposure to the extent receipts and expenditures are not denominated in the subsidiary’s functional currency, and could have an impact on sales, costs and cash flows.
Acquisitions involve a number of inherent risks, any of which could result in the benefits anticipated not being realized and could have an adverse effect on results of operations. Acquisitions, both foreign and domestic, involve various inherent risks, such as uncertainties in assessing the value, strengths, weaknesses, liabilities and potential profitability of acquired companies. There is a risk of potential loss of key employees of an acquired business and of an inability to achieve identified operating and financial synergies anticipated to result from an acquisition. Additionally, problems could arise from the integration of the acquired business including unanticipated changes in the business or industry, or general economic conditions that affect the assumptions underlying the acquisition. Any one or more of these factors could cause Grainger to not realize the benefits anticipated to result from the acquisitions or have a negative impact on the fair value of the reporting units. Accordingly, goodwill and intangible assets recorded as a result of acquisitions could become impaired.

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

Item 1B: Unresolved Staff Comments
None.

Item 2: Properties
As of December 31, 2014, Grainger’s owned and leased facilities totaled approximately 27 million square feet. The United States business and Acklands – Grainger accounted for the majority of the total square footage. Grainger believes that its properties are generally in excellent condition, well maintained and suitable for the conduct of business.
A brief description of significant facilities follows:

Location	Facility and Use (6)	Size in Square Feet (in 000's)
United States (1)	377 United States branch locations	8,310
United States (2)	19 Distribution Centers	7,020
United States (3)	Other facilities	3,189
Canada (4)	191 Acklands – Grainger facilities	3,050
Other Businesses (5)	Other facilities	3,800
Chicago Area (2)	Headquarters and General Offices	1,616
	Total Square Feet	26,985

(1)
United States branches consist of 268 owned and 109 leased properties located throughout the U.S. Branches range in size from approximately 1,000 to 109,000 square feet. Most leases expire between 2015 and 2020.

(2)	These facilities are primarily owned. Distribution Centers range in size from approximately 45,000 square feet to 1,300,000 square feet.
(3)	These facilities include both owned and leased locations, consisting of storage facilities, office space and idle properties.
(4)	Acklands – Grainger facilities consist of general offices, distribution centers and branches located throughout Canada, of which 69 are owned and 122 leased.
(5)	These facilities include owned and leased locations in Europe, Asia, Latin America and other U.S. operations.
(6)	Owned facilities are not subject to any mortgages.

Item 3: Legal Proceedings
Information on specific and significant legal proceedings is set forth in Note 18 to the Consolidated Financial Statements included under Item 8.

Item 4: Mine Safety Disclosures
Not applicable.

PART II
Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividends
Grainger's common stock is listed on the New York Stock Exchange, with the ticker symbol GWW. Effective January 1, 2015, Grainger voluntarily delisted its common stock from the Chicago Stock Exchange to eliminate duplicative administrative requirements. The high and low sales prices for the common stock and the dividends declared and paid for each calendar quarter during 2014 and 2013 are shown below.

		Prices
	Quarters	High	Low	Dividends
2014	First	$267.49	$228.19	$0.93
	Second	269.69	245.23	1.08
	Third	256.42	231.21	1.08
	Fourth	261.57	223.92	1.08
	Year	$269.69	$223.92	$4.17
2013	First	$233.95	$201.49	$0.80
	Second	269.17	216.64	0.93
	Third	276.38	245.01	0.93
	Fourth	274.37	246.86	0.93
	Year	$276.38	$201.49	$3.59
Grainger expects that its practice of paying quarterly dividends on its common stock will continue, although the payment of future dividends is at the discretion of Grainger’s Board of Directors and will depend upon Grainger’s earnings, capital requirements, financial condition and other factors.
Holders
The approximate number of shareholders of record of Grainger’s common stock as of January 31, 2015, was 767 with approximately 208,500 additional shareholders holding stock through nominees.
Issuer Purchases of Equity Securities - Fourth Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid Per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Oct. 1 – Oct. 31	82,500	238.19	82,500	9,305,286	shares
Nov. 1 – Nov. 30	220,030	247.05	220,030	9,085,256	shares
Dec. 1 – Dec. 31	539,375	247.86	539,375	8,545,881	shares
Total	841,905	246.70	841,905

(A)	There were no shares withheld to satisfy tax withholding obligations.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

(C)
Purchases were made pursuant to a share repurchase program approved by Grainger's Board of Directors on April 30, 2014. The program has no specified expiration date. Activity is reported on a trade date basis.

Company Performance
The following stock price performance graph compares the cumulative total return on an investment in Grainger common stock with the cumulative total return of an investment in each of the Dow Jones US Industrial Suppliers Total Stock Market Index and the S&P 500 Stock Index. It covers the period commencing December 31, 2009, and ending December 31, 2014. The graph assumes that the value for the investment in Grainger common stock and in each index was $100 on December 31, 2009, and that all dividends were reinvested.

Comparison of Five-Year Cumulative Total Return
400
350
300
250
200
150
100
50
0
Dollars
2009
2010
2011
2012
2013
2014
Fiscal Year Ended December 31
W.W. Grainger, Inc.
Dow Jones US Industrial Suppliers Total Stock Market Index
S&P 500 Stock Index

	December 31,
	2009	2010	2011	2012	2013	2014
W.W. Grainger, Inc.	$100	$145	$200	$220	$282	$286
Dow Jones US Industrial Suppliers Total Stock Market Index	100	140	180	203	242	237
S&P 500 Stock Index	100	115	117	136	180	205

Item 6: Selected Financial Data

	2014	2013	2012	2011	2010
	(In thousands of dollars, except for per share amounts)
Net sales	$9,964,953	$9,437,758	$8,950,045	$8,078,185	$7,182,158
Net earnings attributable to W.W. Grainger, Inc.	801,729	797,036	689,881	658,423	510,865
Net earnings per basic share	11.59	11.31	9.71	9.26	7.05
Net earnings per diluted share	11.45	11.13	9.52	9.07	6.93
Total assets	5,284,252	5,266,328	5,014,598	4,716,062	3,904,377
Long-term debt (less current maturities) and other long-term liabilities	738,435	743,702	817,229	603,858	747,404
Cash dividends paid per share	$4.17	$3.59	$3.06	$2.52	$2.08

Net earnings for 2014 included a $0.40 per share expense related to closing the business in Brazil, a $0.15 per share non-cash charge due to the retirement plan transition in Europe and a $0.15 per share expense related to restructuring the business in Europe. Results also included a $0.11 per share expense related to a non-cash goodwill impairment charge. When combined, these items had a net expense effect of $0.81 per share.

Net earnings for 2013 included a $0.29 per share expense related to non-cash impairment charges, primarily for goodwill. Results also included a $0.10 per share expense related to restructuring the businesses in Europe and China. When combined, these items had a net expense effect of $0.39 per share.

Net earnings for 2012 included a $0.66 per share expense related to the settlement of disputes involving the General Services Administration (GSA) and United States Postal Service (USPS) contracts. Results also included a $0.18 per share expense related to restructuring the businesses in Europe, India and China, a $0.04 per share expense due to an impairment charge and a $0.03 per share expense related to U.S. branch closures. When combined, these items had a net expense effect of $0.91 per share.

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
General. Grainger is a broad-line distributor of maintenance, repair and operating supplies, and other related products and services used by businesses and institutions. Grainger’s operations are primarily in the United States and Canada, with presence also in Europe, Asia and Latin America. Grainger uses a combination of multichannel and single channel online business models to provide customers with a range of options for finding and purchasing products, utilizing sales representatives, catalogs, direct marketing materials and eCommerce. Grainger serves more than 2 million customers worldwide through a network of highly integrated branches, distribution centers and websites.
Grainger’s two reportable segments are the United States and Canada. The United States segment reflects the results of Grainger’s U.S. operating segment. The Canada segment reflects the results for Acklands – Grainger, Grainger’s Canadian operating segment. Other businesses, which include Zoro and operations in Europe, Asia and Latin America, are not material individually.
Business Environment. Given Grainger's large number of customers and the diverse industries it serves, several economic factors and industry trends tend to shape Grainger’s business environment. The overall economy and leading economic indicators provide general insight into projecting Grainger’s growth. Grainger’s sales in the United States and Canada tend to positively correlate with Gross Domestic Product (GDP), Industrial Production, Exports and Business Investment. In the United States, sales also tend to positively correlate with Business Inventory. In Canada, sales also tend to positively correlate with oil prices. The table below provides these estimated indicators for 2014 and 2015:

	United States		Canada
	Estimated 2014	Forecasted 2015	Estimated 2014	Forecasted 2015
GDP	2.4%	3.0%	2.4%	1.9%
Industrial Production	4.3%	3.0%	3.7%	(0.2)%
Exports	3.1%	3.3%	5.1%	3.9%
Business Investment	6.3%	8.4%	0.3%	(0.8)%
Business Inventory	3.8%	3.7%	—	—
Oil Prices	—	—	$93/barrel	$42/barrel
Source: Global Insight (February 2015)
In the United States, business investment and exports are two major indicators of MRO spend. After growing 11% for two straight quarters, business investment slowed to 1% in the fourth quarter of 2014, according to Global Insight. However, given the economy's momentum at the end of 2014, as demonstrated through the November and December employment reports, business spending is expected to rebound in the first quarter of 2015. However, investment in equipment is expected to face headwinds if weak foreign demand continues. Export growth is expected to remain in the low single-digits due to subpar world growth and a strong U.S. dollar.
The light and heavy manufacturing customer sectors, which comprised approximately 30% of Grainger’s total 2014 sales, have historically correlated with manufacturing employment levels and manufacturing production. The United States Department of Labor reported an increase of 1.5% in manufacturing employment levels from December 2013 to December 2014. According to the Federal Reserve, manufacturing output increased 4.9% from December 2013 to December 2014. These increases contributed to a high single-digit percent sales increase in the heavy manufacturing customer sector and a mid single-digit percent sales increase in the light manufacturing customer sector for Grainger in 2014.
While full year 2014 economic growth for Canada was positive, the Canadian economy experienced pressure throughout the year as the Canadian dollar weakened to new five-year lows versus the U.S. dollar. The weak Canadian dollar, combined with a 1% drop in the commodity price index for metals and minerals from December 2013 to December 2014, have impacted the performance of the Canadian business, which is heavily dependent on the natural resources sector. These market factors led to declines in the agriculture and mining sectors for the Canadian business in 2014. In addition, the recent decline of oil prices has caused investment in Canada's oil and gas industries to slow, according to the Royal Bank of Canada.
Outlook. In 2015, Grainger plans to continue to make investments in its supply chain, information systems, eCommerce, sales force and inventory management services. These investments are expected to accelerate market share growth and increase Grainger's size and scale.

On January 26, 2015, Grainger revised its 2015 earnings per share guidance from a range of $12.90 to $13.80 to a range of $12.60 to $13.60 and also revised its 2015 sales guidance from a range of 5 to 9 percent to a range of 3 to 7 percent. This change is driven by unfavorable foreign exchange and the weak economy in Canada.

Matters Affecting Comparability.
Grainger completed several acquisitions throughout 2014, 2013 and 2012, all of which were immaterial individually and in the aggregate. Grainger’s operating results have included the results of each business acquired since the respective acquisition dates.
Results of Operations
The following table is included as an aid to understanding changes in Grainger's Consolidated Statements of Earnings:

	For the Years Ended December 31,
	As a Percent of Net Sales			Percent Increase/(Decrease) from Prior Year
	2014	2013	2012	2014	2013
Net sales	100.0%	100.0%	100.0%	5.6%	5.4%
Cost of merchandise sold	56.7	56.2	56.2	6.6	5.3
Gross profit	43.3	43.8	43.8	4.3	5.6
Operating expenses	29.8	30.1	31.2	4.5	2.0
Operating earnings	13.5	13.7	12.6	3.9	14.7
Other income (expense)	(0.1)	(0.1)	(0.1)	37.6	(30.6)
Income taxes	5.2	5.1	4.7	8.8	14.5
Noncontrolling interest	0.1	0.1	0.1	(1.4)	19.5
Net earnings attributable to W.W. Grainger, Inc.	8.1%	8.4%	7.7%	0.6%	15.5%

2014 Compared to 2013
Grainger's net sales of $9,965 million for 2014 increased 6% when compared with net sales of $9,438 million for 2013. The 6% increase for the year consisted of the following contributors:

Percent Increase/ (Decrease)
Volume	5
Business acquisition, net of divestitures	1
Price	1
Foreign exchange	(1)
Total	6%

Net sales to most customer end markets increased for 2014. The increase in net sales was led by growth in sales to heavy and light manufacturing customers, as well as diversified commercial services customers. Refer to the Segment Analysis below for further details.

Gross profit of $4,314 million for 2014 increased 4%. The gross profit margin for 2014 was 43.3%, down 0.5 percentage point versus 2013, primarily driven by lower margins from the newly acquired businesses, faster growth with lower margin customers, charges related to closing the business in Brazil and restructuring the business in Europe, partially offset by price inflation exceeding cost inflation.

Operating expenses of $2,967 million for 2014 increased 4% from $2,840 million for 2013. The increase was primarily driven by an incremental $78 million in growth-related spending on eCommerce, new sales representatives, supply chain and inventory management solutions, as well as charges related to closing the business in Brazil, restructuring costs and the transition of the retirement plan in Europe, and an impairment charge for the business in Colombia.

Operating earnings of $1,347 million for 2014 increased 4% from $1,297 million for 2013. Operating earnings in 2014 included a $29 million charge related to closing the business in Brazil, a $14 million charge related to the transition of the employee retirement plan in Europe, a $12 million impairment charge for the business in Colombia and $10 million in restructuring costs for the business in Europe. Operating earnings in 2013 included a $26 million expense related to impairment charges for the business in Brazil and Grainger Lighting Services, as well as $10 million of restructuring costs for the businesses in Europe and China. Excluding these charges from both years, operating earnings increased 6%, primarily due to higher sales and operating expenses increasing at a slower rate than sales.

Net earnings attributable to Grainger for 2014 increased by 1% to $802 million from $797 million in 2013. The increase in net earnings primarily resulted from an increase in operating earnings. Diluted earnings per share of $11.45 in 2014 were 3% higher than $11.13 for 2013, due to increased net earnings and lower average shares outstanding.

The table below reconciles reported diluted earnings per share determined in accordance with generally accepted accounting principles (GAAP) in the United States to adjusted diluted earnings per share, a non-GAAP measure. Management believes adjusted diluted earnings per share is an important indicator of operations because it excludes items that may not be indicative of core operating results. Because non-GAAP financial measures are not standardized, it may not be possible to compare this financial measure with other companies' non-GAAP financial measures having the same or similar names.

	Twelve Months Ended December 31,
	2014	2013	%
Diluted earnings per share reported	$11.45	$11.13	3%
Brazil business shutdown	0.40	—
Pension change	0.15	—
Restructuring	0.15	0.10
Goodwill impairment	0.11	0.29
Subtotal	0.81	0.39
Diluted earnings per share adjusted	$12.26	$11.52	6%

Segment Analysis
The following comments at the reportable segment and other business unit level include external and intersegment net sales and operating earnings. See Note 16 to the Consolidated Financial Statements.

United States
Net sales were $7,926 million for 2014, an increase of $512 million, or 7%, when compared with net sales of $7,414 million for 2013. The 7% increase for the year consisted of the following contributors:

Percent Increase
Volume	4
Business acquisition, net of divestitures	2
Price	1
Total	7%

Net sales to most customer end markets increased for 2014. The increase was led by low double-digit growth to the natural resources end market, followed by high single-digit growth to heavy manufacturing customers and mid-single digit growth to light manufacturing, commercial services, retail and government customers. Resellers were up in the low single digits and contractors were down in the low single digits.

The segment gross profit margin decreased 0.4 percentage point in 2014 compared to 2013, primarily driven by lower margins from the acquired businesses and faster growth with lower margin customers, partially offset by price increases exceeding product cost increases.

Operating expenses were up 3% for 2014 versus 2013. Operating expenses in 2013 included a $13 million expense related to goodwill impairment charges for Grainger Lighting Services. Excluding this expense from the prior year, the growth in operating expenses was primarily driven by an incremental $57 million in growth-related spending on new sales representatives, supply chain and inventory management solutions.

For the segment, operating earnings of $1,444 million for 2014 increased 11% over $1,304 million in 2013. Excluding the expense mentioned above in the prior year, operating earnings were up 10%. The improvement in operating earnings for 2014 was due to an increase in net sales and operating expenses increasing at a slower rate than sales.

Canada
Net sales were $1,076 million for 2014, a decrease of $38 million, or 3%, when compared with $1,114 million for 2013. In local currency, sales increased 4% for 2014. The 3% decrease for the year consisted of the following contributors:

Percent Increase/ (Decrease)
Business acquisition	2
Volume	1
Price	1
Foreign exchange	(7)
Total	(3)%

Sales performance in Canada was driven by double-digit growth in the utilities market, followed by high single-digit growth in the forestry market and mid-single digit growth to commercial services and heavy manufacturing customers. Net sales in the construction, agriculture and mining end markets were down in the high single digits.

The segment gross profit margin decreased 1.7 percentage points in 2014 versus 2013, primarily driven by product cost inflation exceeding price inflation driven by unfavorable foreign exchange, higher freight costs and lower supplier rebates as well as negative mix from the WFS acquisition.

Operating expenses increased 3% in 2014. In local currency, operating expenses increased 10%, primarily due to the WFS acquisition, higher payroll and information technology expenses, as well as costs associated with opening a new DC.

Operating earnings of $88 million for 2014 decreased $41 million, or 32%, versus 2013. In local currency, operating earnings decreased 27%. The decrease in earnings was due to operating expenses increasing at a faster rate than sales and lower gross profit margins.

Other Businesses
Net sales were $1,182 million for 2014, an increase of $142 million, or 14%, when compared with $1,040 million for 2013. The net sales increase was primarily due to incremental sales from Zoro and the businesses in Japan and Mexico. The 14% increase for the year consisted of the following contributors:

Percent Increase/ (Decrease)
Volume/Price	18
Foreign exchange	(4)
Total	14%

Operating earnings for other businesses were a loss of $38 million for 2014 compared to earnings of $8 million for 2013. The year 2014 included a $29 million charge related to closing the business in Brazil, a $14 million charge related to the transition of the employee retirement plan in Europe, a $12 million impairment charge for the business in Colombia and $10 million in restructuring costs for the business in Europe. The year 2013 included $13 million of expense related to impairment charges for the business in Brazil and $10 million of expense in structural changes to the businesses in Europe and China. Excluding these charges in both years, operating earnings decreased $3 million, or 10%, primarily driven by incremental expenses associated with the start-up of the single channel online business model in Europe.

Other Income and Expense
Other income and expense was $13 million of expense in 2014 compared with $9 million of expense in 2013. The following table summarizes the components of other income and expense (in thousands of dollars):

	For the Years Ended December 31,
	2014	2013
Interest income (expense) - net	$(8,025)	$(9,991)
Other non-operating income	483	2,732
Other non-operating expense	(5,189)	(1,996)
Total	$(12,731)	$(9,255)

Other non-operating expense increased in 2014 due to higher foreign exchange transaction losses.

Income Taxes
Income taxes of $522 million in 2014 increased 9% as compared with $480 million in 2013. Grainger's reported tax rates were 39.1% and 37.3% in 2014 and 2013, respectively. Excluding the effect of the separately identified charges reported in both 2014 and 2013, Grainger's reported tax rate was 38.2% and 37.3% in 2014 and 2013, respectively. The increase in the reported tax rate in 2014 was primarily due to a higher proportion of earnings in the United States versus geographies with lower tax rates and losses with no tax benefit.

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

The table below reconciles reported diluted earnings per share determined in accordance with GAAP in the United States to adjusted diluted earnings per share, a non-GAAP measure. Management believes adjusted diluted earnings per share is an important indicator of operations because it excludes items that may not be indicative of core operating results. Because non-GAAP financial measures are not standardized, it may not be possible to compare this financial measure with other companies' non-GAAP financial measures having the same or similar names.

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

Net sales to most customer end markets increased for 2013. The increase was led by high single-digit growth to light manufacturing customers, followed by mid-single digit growth to heavy manufacturing, commercial services, contractors and natural resources customers. Government was up in the low single digits and net sales to resellers were down in the low single digits.

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

Sales performance in Canada was driven by double-digit growth in the forestry market, followed by high single-digit growth to the light manufacturing, commercial services and oil and gas end markets. Net sales to heavy manufacturing customers were down in the mid-single digits and the government end market was down in the low single digits.

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

Other Businesses
Net sales were $1,040 million for 2013, an increase of $33 million, or 3%, when compared with $1,007 million for 2012. The net sales increase was primarily due to incremental sales from Zoro, Brazil and Mexico, partially offset by lower sales in India due to a change in its business model. Higher sales in Japan were offset by unfavorable foreign exchange. The 3% increase for the year consisted of the following contributors:

Percent Increase/ (Decrease)
Volume/Price	10
Foreign exchange	(7)
Total	3%

Operating earnings for other businesses were $8 million for 2013 compared to $20 million for 2012. The year 2013 included $13 million of expense related to impairment charges for the business in Brazil and $10 million of expense in structural changes to the businesses in Europe and China. The year 2012 included $14 million of charges related to restructuring the businesses in Europe, India and China. Excluding these charges, operating earnings decreased $4 million, or 11%, primarily driven by lower earnings from the businesses in Latin America, partially offset by higher earnings at Zoro and Japan.

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

Income Taxes
Income taxes of $480 million in 2013 increased 15% as compared with $419 million in 2012. Grainger's reported tax rates were 37.3% and 37.5% in 2013 and 2012, respectively.

Financial Condition
Grainger expects its strong working capital position, cash flows from operations and borrowing capacity to continue, allowing it to fund its operations, including growth initiatives, capital expenditures, acquisitions and repurchase of shares, as well as to pay cash dividends.

Cash Flow

2014 Compared to 2013
Cash from operating activities continues to serve as Grainger's primary source of liquidity. Net cash flows from operations in 2014 were $960 million versus $986 million in 2013. Cash flows from operations were lower in 2014 primarily due to higher inventory purchases in 2014 compared to 2013. In 2013, the inventory position at the start of the year was higher due to lower sales in December 2012 as well as an inventory build to facilitate the move of Grainger's Chicago-area distribution center.

Net cash used in investing activities was $384 million and $399 million in 2014 and 2013, respectively. The lower use of cash was primarily driven by acquisition activity. Less cash was spent on acquisitions in 2014 versus 2013. The lower use of cash from acquisition activity in 2014 was partially offset by more cash expended in 2014 for additions to property, buildings and equipment, primarily related to supply chain investments.

Net cash used in financing activities of $758 million in 2014 increased $167 million from $591 million in 2013. The increase was primarily due to a partial repayment of the term loan in the United States as well as an increase in the purchase of treasury stock and dividends paid. This was partially offset by proceeds from the new revolving credit facility in the Canadian business.

2013 Compared to 2012
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
Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt and current maturities of long-term debt). Working capital was $1,697 million at December 31, 2014, compared with $1,621 million at December 31, 2013. At these dates, the ratio of current assets to current liabilities was 2.4 and 2.5, respectively. The increase in working capital was primarily related to higher receivable balances driven by sales volume and an increase in extended terms given to customers.
Capital Expenditures
In each of the past three years, a portion of operating cash has been used for additions to property, buildings, equipment and capitalized software as summarized in the following table (in thousands of dollars):

	For the Years Ended December 31,
	2014	2013	2012
Land, buildings, structures and improvements	$159,793	$60,419	$57,929
Furniture, fixtures, machinery and equipment	140,358	152,328	145,483
Subtotal	300,151	212,747	203,412
Capitalized software	87,239	59,398	46,448
Total	$387,390	$272,145	$249,860

In 2014, Grainger made significant capital investments to build new distribution centers in the United States and Canada. In the United States, Grainger began construction of a new 1.3 million square-foot distribution center in New Jersey. In Canada, Grainger continued construction of the new distribution center in the Toronto area. Grainger also invested in technology infrastructure, vending machines for the KeepStock program and normal recurring replacement of equipment.

In 2013 and 2012, significant capital expenditures included investments in the distribution center network in the United States and Canada. In the United States, Grainger opened a new 1 million square-foot and highly automated Chicago-area distribution center in 2013. In Canada, Grainger began construction of the 535,000 square-foot distribution center in the Toronto area. Other significant investments in 2013 and 2012 included investing in a new eCommerce platform, sustaining capital investments for Grainger's branches and distribution centers and other technology infrastructure.

In 2015, capital expenditures are expected to range from $375 million to $425 million. Projected spending includes continued investments in the supply chain, technology infrastructure, eCommerce and in support of sales initiatives. Grainger expects to fund 2015 capital spending from operating cash.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit. Refer to Note 6 and Note 7 to the Consolidated Financial Statements included in Item 8. Total debt as a percent of total capitalization was 12.9% and 14.0% as of December 31, 2014 and 2013, respectively. The reduction in total debt as a percent of total capitalization was primarily due to the partial repayment of the term loan in the United States in 2014. Grainger believes any circumstances that would trigger early payment or acceleration with respect to any outstanding debt obligations would not have a material impact on its results of operations or financial position.

Commitments and Other Contractual Obligations
At December 31, 2014, Grainger's contractual obligations, including estimated payments due by period, are as follows (in thousands of dollars):

	Payments Due by Period
	Total Amounts Committed	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Debt obligations	$484,836	$80,300	$250,494	$149,826	$4,216
Interest on debt	27,270	9,557	10,869	6,834	10
Operating lease obligations	186,153	65,901	80,702	31,737	7,813
Purchase obligations:
Uncompleted additions to property, buildings and equipment	116,839	116,839	—	—	—
Commitments to purchase inventory	415,582	415,582	—	—	—
Other purchase obligations	307,948	190,559	101,646	15,743	—
Other liabilities	359,039	187,117	25,717	26,397	119,808
Total	$1,897,667	$1,065,855	$469,428	$230,537	$131,847

Purchase obligations for inventory are made in the normal course of business to meet operating needs. While purchase orders for both inventory purchases and non-inventory purchases are generally cancelable without penalty, certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

Other liabilities represent future payments for profit sharing and employee benefits plans as determined by actuarial projections, and other employee benefit plans. Other employment-related benefits costs of $59 million have not been included in this table as the timing of benefit payments is not predictable. See Note 9 to the Consolidated Financial Statements.

See also Note 7 and Note 10 to the Consolidated Financial Statements for further detail related to the interest on long-term debt and operating lease obligations, respectively.

Grainger has recorded a noncurrent liability of approximately $49 million for tax uncertainties and interest at December 31, 2014. This amount is excluded from the table above, as Grainger cannot make reliable estimates of these cash flows by period. See Note 14 to the Consolidated Financial Statements.

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

Allowance for Doubtful Accounts. Grainger considers several factors to estimate the allowance for uncollectible accounts receivable including the age of the receivables, the percent past due and the historical ratio of actual write-offs to the age of the receivables. The analyses performed also take into consideration economic conditions that may have an impact on a specific industry, group of customers or a specific customer. Based on analysis of actual historical write-offs of uncollectible accounts receivable, Grainger's estimates and assumptions have been materially accurate in regards to the valuation of its allowance for doubtful accounts. However, write-offs could be materially different than the reserves established if business or economic conditions change or actual results deviate from historical trends, and Grainger's estimates and assumptions may be revised as appropriate to reflect these changes. For fiscal years 2014, 2013 and 2012, actual results did not vary materially from estimated amounts.

Inventory Reserves.  Grainger establishes inventory reserves for obsolete inventory. Grainger regularly reviews inventory to evaluate continued demand and identify any obsolete or excess quantities.  Grainger records provisions for the difference between excess and obsolete inventory and its estimated realizable value.  Estimated realizable value is based on anticipated future product demand, market conditions and liquidation values.  As Grainger's inventory consists of approximately 1.4 million stocked products, it is not practical to quantify the actual disposition of excess and obsolete inventory against estimated amounts at a stock keeping unit (SKU) level and no individual SKU is material.   There were no material differences noted between reserve levels compared to the level of write-offs historically.  Grainger's methodology for estimating reserves is continually evaluated based on current experience and the methodology provides for a materially accurate level of reserves at any reporting date.  Actual results could differ materially from projections and require changes to reserves which could have a material effect on Grainger's results of operations based on significant changes in product demand, market conditions or liquidation value.  If business or economic conditions change, Grainger's estimates and assumptions may be revised as appropriate. For fiscal years 2014, 2013 and 2012, actual results did not vary materially from estimated amounts.

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
Grainger completed the annual impairment testing during the fourth quarter of 2014, and identified two reporting units for which it could not determine whether or not the fair value would be less than the carrying value. For one of these reporting units, Grainger Colombia, the two-step quantitative test indicated that the carrying value of assets exceeded the calculated fair value and step two impairment calculations were required. During the testing in the fourth quarter, Grainger considered management’s revised outlook on the business, which included lower projected sales growth and incremental investment necessary to execute on the strategy. Grainger incorporated this revised outlook into the two-step quantitative test, resulting in lowered projected sales growth, operating earnings and cash flows. Grainger recorded a full goodwill impairment charge of $12 million on the Grainger Colombia reporting unit.
Fabory, with $118 million of goodwill, had a calculated fair value which exceeded the carrying value of assets by 31%, and step two calculations were not required for this reporting unit. The risk of potential failure of step one of the impairment test for Fabory in future reporting periods is highly dependent upon key assumptions including the amount and timing of future expected cash flows, sales growth rates, gross margins, capital expenditures, discount rates and estimates of market-participant risk-adjusted WACC. These assumptions require considerable management judgment and are subject to uncertainty. Grainger performed a sensitivity analysis to determine the reasonableness of the step one results, and evaluated the impact of a 100 basis point increase in the discount rate or a 100 basis point decrease in the terminal growth rate. No indications of impairment resulted from this sensitivity analysis. Changes in assumptions regarding future performance and a continued unfavorable economic environment in Europe may also have a significant impact on cash flows in the future. Given the sensitivity of the calculated fair value to changes in these key assumptions, Grainger may be required to recognize an impairment for Fabory’s goodwill in the future due to changes in market conditions or other factors related to these key assumptions.
For Grainger’s remaining reporting units, the estimated fair values substantially exceeded the carrying values.

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

	For the Years Ended December 31,
	2014	2013	2012
Risk-free interest rate	2.0%	0.9%	1.1%
Expected life	6 years	6 years	6 years
Expected volatility	25.0%	25.5%	25.9%
Expected dividend yield	1.7%	1.5%	1.6%

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

Postretirement Healthcare Benefits. The postretirement healthcare obligation and net periodic cost are dependent on assumptions and estimates used in calculating such amounts. The assumptions used include, among others, discount rates, assumed rates of return on plan assets and healthcare cost trend rates, and certain employee-related factors, such as turnover, retirement age and mortality rates. Changes in these and other assumptions (caused by conditions in equity markets or plan experience, for example) could have a material effect on Grainger's postretirement benefit obligation and expense, and could affect its results of operations and financial condition. These changes in assumptions may also affect voluntary decisions to make additional contributions to the trust established for funding the postretirement benefit obligation.

The discount rate assumptions used by management reflect the rates available on high-quality fixed income debt instruments as of December 31, the measurement date, of each year.  A higher discount rate reduces the present value of benefit obligations and net periodic benefit costs. As of December 31, 2014, Grainger decreased the discount rate used in the calculation of the postretirement plan obligation from 4.90% to 3.89% to reflect the decrease in market interest rates.  Grainger estimates that this decrease could decrease 2015 pretax earnings by approximately $4.4 million.  However, other changes in assumptions may increase, decrease or eliminate this effect.

Grainger considers the long-term historical actual return on plan assets and the historical performance of the Standard & Poor's 500 Index and the Total International Composite Index in developing its expected long-term return on plan assets. In 2014, Grainger increased the expected long-term rate of return on plan assets from 5.70% (net of tax) to 6.65% (net of tax) based on the historical average of long-term rates of return net of estimated tax rates. Grainger estimates this change could increase 2015 pretax earnings by approximately $1.5 million.

A 1 percentage point change in assumed healthcare cost trend rates would have had the following effects on December 31, 2014 results (in thousands of dollars):

	1 Percentage Point
	Increase	(Decrease)
Effect on total of service and interest cost	$1,978	$(1,613)
Effect on postretirement benefit obligation	36,470	(29,404)

Grainger changed the mortality improvement table used to project mortality rates into the future from Mortality Table RP-2000 with Mortality Improvement Scale BB to Mortality Table RP-2014 with Mortality Improvement Scale MP 2014 at December 31, 2014, which was published by the Society of Actuaries in October 2014, and reflects longer life expectancies than under the previous table and scale. Grainger estimates this change could reduce 2015 pretax earnings by approximately $0.9 million.

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

Insurance Reserves.  Grainger retains a significant portion of the risk of certain losses related to workers' compensation, auto liability, general liability and property losses through the utilization of high deductibles and self-insured retentions.  There are also certain other risk areas for which Grainger does not maintain insurance.

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

The use of assumptions in the analysis leads to fluctuations in required reserves over time.  Any change in the required reserve balance is reflected in the current period's results of operations.  Grainger believes its estimates are reasonable based on the information currently available and the methodology used to estimate these reserves has been consistently applied.  There were no material adjustments based on Grainger's historical experience in 2014, 2013 and 2012.  If actual trends, including the nature, severity or frequency of claims differ from Grainger's estimates, or if business or economic conditions change, Grainger's estimates and assumptions may be revised as appropriate and the results of operations could be materially impacted.

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

Effects of Inflation and Changing Prices
Grainger is affected by inflation through increased product and operating costs, and the ability to pass on cost increases to customers over time is dependent upon market conditions. The ability to achieve sales growth through increased prices is also subject to inflation and normal competitive conditions. The predominant use of the last-in, first-out (LIFO) method of accounting for inventories and accelerated depreciation methods for financial reporting and income tax purposes result in a substantial recognition of the effects of inflation in the financial statements.

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

Forward-Looking Statements
This Form 10-K contains statements that are not historical in nature but concern future results and business plans, strategies and objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws. Such forward-looking statements are identified by words such as “anticipate, estimate, expect, forecast, intend, plan, predict" and "project” or similar expressions, and include Grainger's expected earnings per share, sales growth and capital expenditures.

Grainger cannot guarantee that any forward-looking statement will be realized, although Grainger does believe that its assumptions underlying its forward-looking statements are reasonable. Achievement of future results is subject to risks and uncertainties that could cause Grainger's results to differ materially from those which are presented.

Factors that could cause actual results to differ materially from those presented or implied in a forward-looking statement include, without limitation: higher product costs or other expenses; a major loss of customers; loss or disruption of source of supply; increased competitive pricing pressures; failure to develop or implement new technologies or business strategies; the outcome of pending and future litigation or governmental or regulatory proceedings; investigations, inquiries, audits and changes in laws and regulations; disruption of information technology or data security systems; general industry or market conditions; general global economic conditions; currency exchange rate fluctuations; market volatility; commodity price volatility; labor shortages; litigation involving appropriate payment for wages; facilities disruptions or shutdowns; higher fuel costs or disruptions in transportation services; natural and other catastrophes; unanticipated weather conditions; and the factors identified in Item 1A: Risk Factors.

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

Foreign Currency Exchange Rates
Grainger’s financial results, including the value of assets and liabilities, are exposed to foreign currency exchange rate risk when the financial statements of the international subsidiaries, as stated in their local currencies, are translated into U.S. dollars. While it is difficult to quantify any particular impact of changes in exchange rates, a uniform 10% strengthening in the U.S. dollar (whereby all other variables are held constant and unusual expense items described in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" are excluded) would have resulted in a decrease in net earnings of $4 million and $8 million for the years ended December 31, 2014 and 2013, respectively.  Comparatively, a 10% weakening of the U.S. dollar would have resulted in an increase in net earnings of $5 million and $10 million for the years ended December 31, 2014 and 2013, respectively.  This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in future potential changes in sales levels or local currency prices or costs.

Interest Rates
Grainger is subject to interest rate risk related to its variable rate debt portfolio. Grainger may enter into interest rate swap agreements to manage those risks. Based on Grainger's variable rate debt and derivative instruments outstanding, a 1 percentage point increase in interest rates paid by Grainger would have resulted in a decrease to net earnings of approximately $2 million for 2014 and $3 million for 2013. A 1 percentage point decrease in interest rates would have resulted in an increase to net earnings of approximately $2 million for 2014 and $3 million for 2013. This sensitivity analysis of the effects of changes in interest rates on long-term debt does not factor in future potential changes in long-term debt levels.

Commodity Price Risk
Grainger has limited primary exposure to commodity price risk on certain products for resale, but does not purchase commodities directly.

Item 8: Financial Statements and Supplementary Data

The financial statements and supplementary data are included on pages 37 to 76. See the Index to Financial Statements and Supplementary Data on page 36.

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

Internal Control Over Financial Reporting

(A)	Management's Annual Report on Internal Control Over Financial Reporting

Management's report on Grainger's internal control over financial reporting is included on page 37 of this Report under the heading Management's Annual Report on Internal Control Over Financial Reporting.

(B)	Attestation Report of the Registered Public Accounting Firm

The report from Ernst & Young LLP on its audit of the effectiveness of Grainger's internal control over financial reporting as of December 31, 2014, is included on page 38 of this Report under the heading Report of Independent Registered Public Accounting Firm.

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

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 29, 2015, under the captions “Directors,” “Board of Directors and Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  Information required by this item regarding executive officers of Grainger is set forth below under the caption “Executive Officers.”

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

Executive Officers
Following is information about the Executive Officers of Grainger including age as of March 1, 2015. Executive Officers of Grainger generally serve until the next annual election of officers, or until earlier resignation or removal.

Name and Age	Positions and Offices Held and Principal Occupation and Employment During the Past Five Years
Michael S. Ali (53)
Senior Vice President and Chief Information Officer, a position assumed in July 2013. Prior to joining Grainger, Dr. Ali was Senior Vice-President, Application Services and PMO at U.S. Foods, a position assumed in 2012 after serving as CIO at Harman, a position assumed in 2010. Prior to this position, Dr. Ali held several management roles in Ford Motor Company from 2000 to 2010.

Laura D. Brown (51)
Senior Vice President, Communications and Investor Relations, a position assumed in 2010 after serving as Vice President, Global Business Communications, a position assumed in 2009 and Vice President, Investor Relations, a position assumed in 2008.

Court D. Carruthers (42)
Senior Vice President and Group President, Americas, a position assumed in 2013 after serving as Senior Vice President and President, Grainger U.S., a position assumed in 2012, President, Grainger International, a position assumed in 2009, and Senior Vice President of Grainger, a position assumed in 2007.

Joseph C. High (60)
Senior Vice President and Chief People Officer, a position assumed in June 2011. Prior to joining Grainger, Mr. High was the Senior Vice President of Human Resources at Owens Corning in Toledo, Ohio, a position assumed in 2004.

John L. Howard (57)	Senior Vice President and General Counsel, a position assumed in 2000.
Ronald L. Jadin (54)
Senior Vice President and Chief Financial Officer, a position assumed in 2008. Previously, Mr. Jadin served as Vice President and Controller, a position assumed in 2006 after serving as Vice President, Finance.

William Lomax (51)
Vice President and Controller, a position assumed in 2014. Previously, Mr. Lomax served as Vice President, Global Supply Chain and International, a position assumed in 2013; Vice President, Grainger International and Chief Risk Officer, positions assumed in 2010 and 2013, respectively; and Vice President, Finance and Chief Financial Officer of Acklands – Grainger Inc., a position assumed in 2008.

Donald G. Macpherson (47)
Senior Vice President and Group President, Global Supply Chain and International, a position assumed in 2013 after serving as Senior Vice President and President, Global Supply Chain and Corporate Strategy, a position assumed in 2012, and Senior Vice President, Global Supply Chain, a position assumed in 2008.

James T. Ryan (56)	Chairman of the Board, President and Chief Executive Officer of Grainger, positions assumed in 2009, 2006 and 2008, respectively.

Item 11: Executive Compensation

The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 29, 2015, under the captions “Board of Directors and Board Committees,” “Director Compensation,” “Report of the Compensation Committee of the Board” and “Compensation Discussion and Analysis.”

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 29, 2015, under the captions “Ownership of Grainger Stock” and “Equity Compensation Plans.”

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 29, 2015, under the captions "Election of Directors" and "Transactions with Related Persons."

Item 14: Principal Accounting Fees and Services

The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 29, 2015, under the caption “Audit Fees and Audit Committee Pre-Approval Policies and Procedures.”

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
				(vi)	Supplemental Profit Sharing Plan, as amended, incorporated by reference to Exhibit 10(viii) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2003.
				(vii)	Supplemental Profit Sharing Plan II, as amended, incorporated by reference to Exhibit 10(b)(ix) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2007.
				(viii)	Voluntary Salary and Incentive Deferral Plan, as amended, incorporated by reference to Exhibit 10(b)(xi) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2007.
				(ix)	Summary Description of the 2014 Directors Compensation Program, incorporated by reference to Exhibit 10(b)(ix) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2013.
				(x)	2005 Incentive Plan, as amended, incorporated by reference to Exhibit 10(d) to Grainger's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

	(xi)	2010 Incentive Plan, incorporated by reference to Exhibit B of Grainger’s Proxy Statement dated March 12, 2010.
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

(xviii)
Letter of Agreement - Long-Term International Assignment to Mr. Court D. Carruthers dated December 22, 2011, incorporated by reference to Exhibit 10(b)(xxi) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2011.

	(xix)	Summary Description of the 2015 Management Incentive Program.
	(xx)	Incentive Program Recoupment Agreement, incorporated by reference to Exhibit 10(b)(xxv) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2009.
(xxi)
Form of Change in Control Employment Agreement between Grainger and certain of its executive officers, incorporated by reference to Exhibit 10(b)(xxvii) to Grainger’s Annual Report on Form 10-K for the year ended December 31, 2010.

(xxii)
Form of 2013 Performance Share Award Agreement between Grainger and certain of its executive officers, incorporated by reference to Exhibit 10(b)(xxiii) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2013.

(xxiii)
Separation Agreement and General Release by and between Grainger and Michael A. Pulick dated October 4, 2013, incorporated by reference to Exhibit 10(b)(xxiv) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2013.

	(xxiv)	Form of 2014 Performance Share Award Agreement between Grainger and certain of its executive officers.

(21)	Subsidiaries of Grainger.
(23)	Consent of Independent Registered Public Accounting Firm.
(31)	Rule 13a – 14(a)/15d – 14(a) Certifications
	(a)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(b)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
Chief Executive Officer and Chief Financial Officer certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
December 31, 2014, 2013 and 2012

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

Grainger's management assessed the effectiveness of Grainger's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment under that framework and the criteria established therein, Grainger's management concluded that Grainger's internal control over financial reporting was effective as of December 31, 2014.

Ernst & Young LLP, an independent registered public accounting firm, has audited Grainger's internal control over financial reporting as of December 31, 2014, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
W.W. Grainger, Inc.

We have audited W.W. Grainger, Inc. and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). W.W. Grainger, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, W.W. Grainger, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of W.W. Grainger, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 of W.W. Grainger, Inc. and subsidiaries and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
W.W. Grainger, Inc.
We have audited the accompanying consolidated balance sheets of W.W. Grainger, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of W.W. Grainger, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), W.W. Grainger Inc. and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 27, 2015

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)

	For the Years Ended December 31,
	2014	2013	2012
Net sales	$9,964,953	$9,437,758	$8,950,045
Cost of merchandise sold	5,650,711	5,301,275	5,033,885
Gross profit	4,314,242	4,136,483	3,916,160
Warehousing, marketing and administrative expenses	2,967,125	2,839,629	2,785,035
Operating earnings	1,347,117	1,296,854	1,131,125
Other income and (expense):
Interest income	2,068	3,234	2,660
Interest expense	(10,093)	(13,225)	(16,078)
Other non-operating income	483	2,732	1,866
Other non-operating expense	(5,189)	(1,996)	(1,784)
Total other income and (expense)	(12,731)	(9,255)	(13,336)
Earnings before income taxes	1,334,386	1,287,599	1,117,789
Income taxes	522,090	479,850	418,940
Net earnings	812,296	807,749	698,849
Less: Net earnings attributable to noncontrolling interest	10,567	10,713	8,968
Net earnings attributable to W.W. Grainger, Inc.	$801,729	$797,036	$689,881
Earnings per share:
Basic	$11.59	$11.31	$9.71
Diluted	$11.45	$11.13	$9.52
Weighted average number of shares outstanding:
Basic	68,334,322	69,455,507	69,811,881
Diluted	69,205,744	70,576,432	71,181,733

The accompanying notes are an integral part of these consolidated financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)

	For the Years Ended December 31,
	2014	2013	2012
Net earnings	$812,296	$807,749	$698,849
Other comprehensive earnings (losses):
Foreign currency translation adjustments:
Foreign currency translation (loss) gain, net of tax benefit (expense) of $2,806, $4,078 and $(1,653), respectively	(127,847)	(78,253)	7,344
Net investment hedge, gain (loss) net of tax (expense) benefit of $(2,360), $(3,393) and $1,204, respectively	3,782	5,438	(1,930)
Reclassification of cumulative currency translation	9,042	—	—
Net foreign currency translation (loss) gain	(115,023)	(72,815)	5,414

Defined postretirement benefit plan:
Defined postretirement benefit plan, net of tax benefit (expense) of $14,140, $(21,632) and $(47,948), respectively	(22,667)	35,045	75,625
Reclassification adjustments related to amortization, net of tax expense of $2,545, $1,444, respectively	(4,072)	(2,387)	—
Net defined postretirement benefit plans	(26,739)	32,658	75,625

Other employment-related benefit plans:
Loss on other employment-related benefit plans, net of tax benefit of $440, $313, and $1,621, respectively	(1,462)	(1,319)	(5,044)
Reclassification adjustment related to plan amendment and settlement, net of tax benefit of $(2,324)	6,971	—	—
Net other employment-related benefit plans	5,509	(1,319)	(5,044)

Derivative instrument change in fair value of cash flow hedge	786	1,190	(2,545)

Total other comprehensive earnings (losses)	(135,467)	(40,286)	73,450
Comprehensive earnings, net of tax	676,829	767,463	772,299
Less: Comprehensive earnings attributable to noncontrolling interest:
Net earnings	10,567	10,713	8,968
Foreign currency translation adjustments	(9,880)	(15,622)	(8,866)
Comprehensive earnings attributable to W.W. Grainger, Inc.	$676,142	$772,372	$772,197

The accompanying notes are an integral part of these consolidated financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)

	As of December 31,
ASSETS	2014	2013
CURRENT ASSETS
Cash and cash equivalents	$226,644	$430,644
Accounts receivable (less allowances for doubtful
accounts of $22,121 and $20,096, respectively)	1,172,924	1,101,656
Inventories – net	1,356,396	1,305,520
Prepaid expenses and other assets	102,669	115,331
Deferred income taxes	61,387	75,819
Prepaid income taxes	47,529	15,315
Total current assets	2,967,549	3,044,285
PROPERTY, BUILDINGS AND EQUIPMENT
Land	337,573	277,256
Buildings, structures and improvements	1,269,491	1,259,237
Furniture, fixtures, machinery and equipment	1,508,066	1,404,597
	3,115,130	2,941,090
Less: Accumulated depreciation and amortization	1,790,784	1,732,528
Property, buildings and equipment – net	1,324,346	1,208,562
DEFERRED INCOME TAXES	16,718	16,209
GOODWILL	506,905	525,467
OTHER ASSETS AND INTANGIBLES – NET	468,734	471,805
TOTAL ASSETS	$5,284,252	$5,266,328

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS - CONTINUED
(In thousands of dollars, except for share and per share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY	As of December 31,
CURRENT LIABILITIES	2014	2013
Short-term debt	$56,896	$66,857
Current maturities of long-term debt	23,404	30,429
Trade accounts payable	554,088	510,634
Accrued compensation and benefits	191,696	185,905
Accrued contributions to employees’ profit sharing plans	178,076	176,800
Accrued expenses	245,300	218,835
Income taxes payable	12,256	6,330
Total current liabilities	1,261,716	1,195,790
LONG-TERM DEBT (less current maturities)	404,536	445,513
DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	95,455	113,585
EMPLOYMENT-RELATED AND OTHER NONCURRENT LIABILITIES	238,444	184,604
SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued or outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	54,830	54,830
Additional contributed capital	948,340	893,055
Retained earnings	6,335,990	5,822,612
Accumulated other comprehensive (losses) earnings	(96,673)	28,914
Treasury stock, at cost – 42,227,178 and 40,805,281 shares, respectively	(4,032,615)	(3,548,973)
Total W.W. Grainger, Inc. shareholders’ equity	3,209,872	3,250,438
Noncontrolling interest	74,229	76,398
Total shareholders' equity	3,284,101	3,326,836
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,284,252	$5,266,328

The accompanying notes are an integral part of these consolidated financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	For the Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$812,296	$807,749	$698,849
Provision for losses on accounts receivable	12,945	8,855	9,504
Deferred income taxes and tax uncertainties	(13,732)	(9,319)	12,343
Depreciation and amortization	208,326	180,613	159,049
Impairment of goodwill and other intangible assets	16,652	26,284	4,945
Losses (gains) from non-cash charges and sales of assets	41,037	(22,155)	2,609
Stock-based compensation	49,032	55,590	55,500
Change in operating assets and liabilities – net of business acquisitions and divestitures:
Accounts receivable	(122,580)	(126,465)	(45,953)
Inventories	(92,443)	(23,636)	(14,872)
Prepaid expenses and other assets	(24,550)	16,873	8,346
Trade accounts payable	32,019	71,118	(54,314)
Other current liabilities	8,693	(707)	(58,673)
Current income taxes payable	(1,487)	(4,813)	(9,349)
Accrued employment-related benefits cost	35,027	9,872	45,795
Other – net	(1,421)	(3,361)	2,416
Net cash provided by operating activities	959,814	986,498	816,195
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment	(387,390)	(272,145)	(249,860)
Proceeds from sales of assets	26,755	26,701	8,530
Cash paid for business acquisitions	(30,713)	(153,915)	(64,808)
Other – net	7,290	(68)	482
Net cash used in investing activities	(384,058)	(399,427)	(305,656)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	113,721	144,805	161,160
Payments against lines of credit	(117,277)	(154,450)	(205,006)
Proceeds from issuance of long-term debt	150,504	—	300,000
Payments of long-term debt and commercial paper	(170,907)	(16,681)	(219,950)
Proceeds from stock options exercised	48,579	69,412	72,084
Excess tax benefits from stock-based compensation	33,772	59,984	57,885
Purchase of treasury stock	(525,120)	(438,473)	(340,532)
Cash dividends paid	(291,395)	(255,466)	(220,077)
Net cash used in financing activities	(758,123)	(590,869)	(394,436)
Exchange rate effect on cash and cash equivalents	(21,633)	(17,621)	469
NET CHANGE IN CASH AND CASH EQUIVALENTS:	(204,000)	(21,419)	116,572
Cash and cash equivalents at beginning of year	430,644	452,063	335,491
Cash and cash equivalents at end of year	$226,644	$430,644	$452,063

Supplemental cash flow information:
Cash payments for interest (net of amounts capitalized)	$10,172	$12,954	$16,028
Cash payments for income taxes	$509,378	$414,363	$383,698
The accompanying notes are an integral part of these consolidated financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of dollars, except for per share amounts)

	W.W. Grainger, Inc. Shareholders' Equity
	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest
Balance at January 1, 2012	$54,830	$700,826	$4,806,110	$(28,738)	$(2,904,243)	$95,494
Exercise of stock options	—	(927)	—	—	72,502	564
Tax benefits on stock-based compensation awards	—	60,122	—	—	—	—
Stock option expense	—	17,898	—	—	—	105
Amortization of other stock-based compensation awards	—	35,125	—	—	—	—
Settlement and vesting of other stock-based compensation awards	—	(31,175)	—	—	1,452	—
Director's stock compensation	—	30,867	—	—	—	—
Purchase of treasury stock	—	(163)	—	—	(345,357)	(148)
Net earnings	—	—	689,881	—	—	8,968
Other comprehensive earnings	—	—	—	82,316	—	(8,866)
Cash dividends paid ($3.06 per share)	—	—	(217,414)	—	—	(2,663)
Balance at December 31, 2012	$54,830	$812,573	$5,278,577	$53,578	$(3,175,646)	$93,454
Exercise of stock options	—	4,035	—	—	64,140	583
Tax benefits on stock-based compensation awards	—	62,385	—	—	—	—
Stock option expense	—	17,373	—	—	—	72
Amortization of other stock-based compensation awards	—	34,049	—	—	—	—
Settlement and vesting of other stock-based compensation awards	—	(37,851)	—	—	(3,709)	—
Purchase of treasury stock	—	—	—	—	(433,758)	(183)
Purchase of noncontrolling interest - Colombia	—	(51)	—	—	—	(9,612)
Net earnings	—	—	797,036	—	—	10,713
Other comprehensive earnings	—	—	—	(24,664)	—	(15,622)
Cash dividends paid ($3.59 per share)	—	542	(253,001)	—	—	(3,007)
Balance at December 31, 2013	$54,830	$893,055	$5,822,612	$28,914	$(3,548,973)	$76,398
Exercise of stock options	—	4,709	—	—	42,920	872

Tax benefits on stock-based compensation awards	—	36,618	—	—	—	—
Stock option expense	—	14,547	—	—	—	152
Amortization of other stock-based compensation awards	—	31,480	—	—	—	—
Settlement and vesting of other stock-based compensation awards	—	(32,711)	—	—	(1,636)	—
Purchase of treasury stock		—	—		(524,926)	(194)
Net earnings	—	—	801,729	—	—	10,567
Other comprehensive earnings	—	—	—	(125,587)	—	(9,880)
Cash dividends paid ($4.17 per share)	—	642	(288,351)	—	—	(3,686)
Balance at December 31, 2014	$54,830	$948,340	$6,335,990	$(96,673)	$(4,032,615)	$74,229

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

EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS
For investments in which the Company owns or controls from 20% to 50% of the voting shares, the equity method of accounting is used. The Company also accounts for investments below 20% using the equity method when significant influence can be exercised over the operating and financial policies of the investee company. The Company currently does not have any investments accounted for under the equity method of accounting.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION
The U.S. dollar is the reporting currency for all periods presented. The financial statements of the Company’s foreign operating subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of the Company’s foreign operating subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at average rates in effect during the period. Net exchange gains or losses resulting from the translation of financial statements of foreign operations and related long-term debt and derivative instruments are recorded as a separate component of other comprehensive earnings. See Note 13 to the Consolidated Financial Statements. Foreign currency transaction gains and losses are shown in the consolidated statement of earnings.

RECLASSIFICATIONS
Certain amounts in the 2013 and 2012 financial statements, as previously reported, have been reclassified to conform to the 2014 presentation. These reclassifications did not have a material impact on the presentation of the consolidated financial statements.

REVENUE RECOGNITION
Revenues recognized include product sales, billings for freight and handling charges and fees earned for services provided. The Company recognizes product sales and billings for freight and handling charges primarily on the date products are shipped to, or picked up by, the customer. In cases where the product is shipped directly to the customer, the Company recognizes revenue at the time of shipment on a gross basis. The Company's standard shipping terms are FOB shipping point. On occasion, the Company will negotiate FOB destination terms. These sales are recognized upon delivery to the customer. eCommerce revenues, which accounted for 36% of total 2014 revenues, are recognized on the same terms as revenues through other channels. Fee revenues, which accounted for less than 1% of total 2014 revenues, are recognized after services are completed. Taxes collected from customers and remitted to governmental authorities are presented on a net basis and are not included in revenue.

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

ADVERTISING
Advertising costs are expensed in the year the related advertisement is first presented. Advertising expense was $169 million, $178 million and $173 million for 2014, 2013 and 2012, respectively. Most vendor-provided allowances are classified as an offset to Cost of merchandise sold. For additional information see VENDOR CONSIDERATION above.

Catalog expense is amortized equally over the life of the catalog, beginning in the month of its distribution. Advertising costs for catalogs that have not been distributed by year-end are capitalized as Prepaid expenses. Amounts included in Prepaid expenses at December 31, 2014 and 2013, were $27 million and $36 million, respectively.

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

Depreciation expense was $154 million, $142 million and $130 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Improvements to leased property are amortized over the initial terms of the respective leases or the estimated service lives of the improvements, whichever is shorter.

The Company capitalized interest costs of $2 million in 2014 and $1 million in years 2013 and 2012.

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

The Company recognized impairment charges of $5 million, $0.4 million and $2 million in 2014, 2013 and 2012, respectively, included in Warehousing, marketing and administrative expenses, to reduce the carrying value of certain long-lived assets to their estimated fair value pursuant to impairment indicators for property currently held for sale, lease terminations, idle assets and branch closures.

CAPITALIZED SOFTWARE
The Company capitalizes certain costs related to the purchase and development of internal-use software. Amortization of capitalized software is on a straight-line basis over three or five years. Amortization begins when the software is available for its intended use. Amortization expense was $36 million, $23 million and $16 million for the years ended December 31, 2014, 2013 and 2012, respectively. Capitalized software was $148 million and $107 million at December 31, 2014 and 2013, respectively, and is included in Other assets and intangibles - net on the Consolidated Balance Sheets. During 2014, the Company wrote off $7 million in capitalized software costs due to a change in the implementation plan for an integrated IT system across North America.

GOODWILL AND OTHER INTANGIBLES
Goodwill is recognized as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. Goodwill is not amortized, but rather tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value.

The Company recognizes an acquired intangible apart from goodwill whenever the intangible arises from contractual or other legal rights, or whenever it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their estimated useful lives unless the estimated useful life is determined to be indefinite. Amortizable intangible assets are being amortized primarily over useful lives of three to 22 years. The straight-line method of amortization is used as it has been determined to approximate the use pattern of the assets. Impairment losses are recognized if the carrying amount of an intangible, subject to amortization, is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

The Company also maintains intangible assets with indefinite lives, which are not amortized. These intangibles are tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of these assets is less than their carrying value. See Note 2 and Note 3 to the Consolidated Financial Statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term nature of these financial instruments. The carrying value of long-term debt also approximates fair value due to the variable interest rates. The fair value of the Company's qualifying derivative instruments is recorded in the Consolidated Balance Sheets and is discussed in more detail in Note 8 to the Consolidated Financial Statements.

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

WARRANTY RESERVES
The Company generally warrants the products it sells against defects for one year. For a significant portion of warranty claims, the manufacturer of the product is responsible for expenses. For warranty expenses not covered by the manufacturer, the Company provides a reserve for future costs based primarily on historical experience. Warranty reserves were $4 million at December 31, 2014 and 2013.

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

NOTE 2 - BUSINESS ACQUISITIONS AND DIVESTITURES

In November 2014, the Company announced plans to close the business in Brazil. Operations will cease during 2015. In 2014, the Company recorded shutdown costs of $29 million in the Consolidated Statement of Earnings, including $9 million reclassified from Accumulated other comprehensive earnings (losses) related to foreign currency translation losses from the consolidation of the business unit. See Note 13 to the Consolidated Financial Statements.
On September 2, 2014, the Company's Canadian subsidiary acquired WFS Enterprises, Inc. (WFS). With 2013 sales of approximately $87 million, WFS is a distributor of tools and supplies to industrial markets in Southern Ontario and select U.S. locations. The Company paid $33 million for the WFS acquisition, less cash acquired. Goodwill and intangibles recorded totaled approximately $16 million. The purchase price allocation has not been finalized and is subject to change as the Company obtains additional information during the measurement period related to the valuation of the acquired assets and liabilities.
During 2013, the Company acquired Safety Solutions, Inc. for $30 million, less cash acquired. Goodwill recorded totaled $8 million. Purchased identified intangible assets totaled $13 million.
During 2013, the Company acquired E&R Industrial Sales, Inc. for $116 million, less cash acquired. Goodwill recorded totaled $49 million. Purchased identified intangible assets totaled $51 million.
During 2013, the Company acquired the remaining noncontrolling interest in Grainger Colombia for $10 million.
During 2012, the Company acquired Techni-Tool, Inc., for $43 million, less cash acquired. Goodwill recorded totaled $10 million. Purchased identified intangible assets totaled $20 million.
Purchased identified intangible assets for the acquired businesses primarily consist of customer relationships, trademarks and trade names. See Note 3 to the Consolidated Financial Statements for estimated useful lives and amortization periods.
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
The changes in the carrying amount of goodwill by segment are as follows (in thousands of dollars):

	United States	Canada	Other Businesses	Total
Balance at January 1, 2013	$170,439	$154,775	$218,456	$543,670
Acquisitions	35,820	—	—	35,820
Purchase price adjustments	(12,900)	—	2,067	(10,833)
Impairment	(12,861)	—	(11,260)	(24,121)
Translation	—	(10,187)	(8,882)	(19,069)
Balance at December 31, 2013	180,498	144,588	200,381	525,467
Acquisitions	—	9,620	—	9,620
Purchase price adjustments	21,522	—	—	21,522
Impairment	—	—	(11,795)	(11,795)
Translation	—	(13,019)	(24,890)	(37,909)
Balance at December 31, 2014	$202,020	$141,189	$163,696	$506,905
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
Grainger completed the annual impairment testing during the fourth quarter of 2014, and identified two reporting units for which it could not determine whether or not the fair value would be less than the carrying value. For one of these reporting units, Grainger Colombia, the two-step quantitative test indicated that the carrying value of assets exceeded the calculated fair value and step two impairment calculations were required. During the testing in the fourth quarter, Grainger considered management’s revised outlook on the business, which included lower projected sales growth and incremental investment necessary to execute on the strategy. Grainger incorporated this revised outlook into the two-step quantitative test, resulting in lowered projected sales growth, operating earnings and cash flows. Grainger recorded a full goodwill impairment charge of $12 million on the Grainger Colombia reporting unit.

Fabory, with $118 million of goodwill, had a calculated fair value which exceeded the carrying value of assets by 31%, and step two calculations were not required for this reporting unit. The risk of potential failure of step one of the impairment test for Fabory in future reporting periods is highly dependent upon key assumptions including the amount and timing of future expected cash flows, sales growth rates, gross margins, capital expenditures, discount rates and estimates of market-participant risk-adjusted WACC. These assumptions require considerable management judgment and are subject to uncertainty.
For Grainger’s remaining reporting units, the estimated fair values substantially exceeded the carrying values.

Intangible assets included in Other assets and intangibles - net in the Consolidated Balance Sheets were comprised of the following (in thousands of dollars):

	As of December 31,
	2014			2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized customer lists and relationships	$316,994	$133,819	$183,175	$350,760	$134,889	$215,871
Amortized trademarks, trade names and other	27,235	10,820	16,415	38,670	23,919	14,751
Non-amortized trade names	64,340	—	64,340	72,790	—	72,790
Total intangible assets	$408,569	$144,639	$263,930	$462,220	$158,808	$303,412

The decrease of $54 million in the gross carrying amount for total intangible assets was primarily driven by the write-off of fully amortized intangible assets and foreign currency translation.

The estimated useful lives for acquired intangibles are primarily as follows:

Customer lists and relationships	6 to 22 years
Amortized trademarks, trade names and other	3 to 17 years
Amortization expense recognized on intangible assets was $18 million, $15 million and $13 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in Warehousing, marketing and administrative expenses on the Consolidated Statement of Earnings.
Estimated amortization expense for future periods is as follows (in thousands of dollars):

Year	Expense
2015	$17,221
2016	16,268
2017	15,314
2018	14,928
2019	14,126
Thereafter	121,733

NOTE 4 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following table shows the activity in the allowance for doubtful accounts (in thousands of dollars):

	For the Years Ended December 31,
	2014	2013
Balance at beginning of period	$20,096	$19,449
Provision for uncollectible accounts	12,945	8,855
Write-off of uncollectible accounts, net of recoveries	(9,628)	(7,942)
Business acquisitions, foreign currency and other	(1,292)	(266)
Balance at end of period	$22,121	$20,096

NOTE 5 - INVENTORIES

Inventories primarily consist of merchandise purchased for resale. Inventories would have been $389 million and $388 million higher than reported at December 31, 2014 and 2013, respectively, if the FIFO method of inventory accounting had been used for all Company inventories. Net earnings would have increased by $1 million, $8 million and $13 million for the years ended December 31, 2014, 2013 and 2012, respectively, using the FIFO method of accounting. Inventory values using the FIFO method of accounting approximate replacement cost. The Company provides reserves for excess and obsolete inventory. The reserve balance was $137 million and $134 million as of December 31, 2014 and 2013, respectively.

NOTE 6 - SHORT-TERM DEBT

The following summarizes information concerning short-term debt (in thousands of dollars):

	As of December 31,
	2014	2013
Lines of Credit
Outstanding at December 31	$51,896	$66,857
Maximum month-end balance during the year	$64,384	$77,401
Weighted average interest rate during the year	4.16%	4.96%
Weighted average interest rate at December 31	3.69%	5.02%

Commercial Paper
Outstanding at December 31	$5,000	$—
Maximum month-end balance during the year	$54,997	$—
Weighted average interest rate during the year	0.16%	—%
Weighted average interest rate at December 31	0.17%	—%

Lines of Credit
Foreign subsidiaries utilize lines of credit to meet business growth and operating needs. The Company had $114 million and $109 million of uncommitted lines of credit denominated in foreign currencies at December 31, 2014 and 2013, respectively.

The Company had a committed line of credit of $600 million in 2014 and 2013 for which the Company paid a commitment fee of 0.06% as of December 31, 2014 and 2013. This line of credit supports the issuance of commercial paper. The current line is due to expire in August 2018. The Company issued commercial paper during 2014 for general working capital needs.

Letters of Credit
The Company had $29 million and $26 million of letters of credit at December 31, 2014 and 2013, respectively, primarily related to the Company's insurance program. Letters of credit were also issued to facilitate the purchase of products. These issued amounts were $3 million at December 31, 2014 and 2013. Letters of credit issued by the Company's international businesses were immaterial.

NOTE 7 - LONG-TERM DEBT

Long-term debt consisted of the following (in thousands of dollars):

	As of December 31,
	2014	2013
Bank term loan	$126,770	$292,500
Revolving line of credit	146,325	—
Euro-denominated bank term loan	133,067	158,067
Other	21,778	25,375
Less current maturities	(23,404)	(30,429)
	$404,536	$445,513

Bank Term Loan
The Company has a $300 million, unsecured bank term loan, which matures in November 2016. Quarterly principal payments began in August 2013. The change in the bank term loan balance between 2014 and 2013 was primarily due to a $150 million partial prepayment on September 30, 2014.

At the election of the Company, the term loan shall bear interest at the Base Rate plus the Applicable Margin or the LIBOR Rate plus the Applicable Margin as defined within the term loan agreement. At December 31, 2013, the Company had elected a one-month LIBOR Interest Period. The weighted average interest rate during the year was 1.16%.

Revolving Line of Credit
In September 2014, the Company's Canadian subsidiary entered into an unsecured revolving credit facility with a maximum availability of C$175 million. Pursuant to the credit agreement, there is a commitment fee of 0.065% and the facility matures on September 24, 2019. As of December 31, 2014, the Canadian subsidiary had drawn C$170 million under the facility for the purpose of repaying an intercompany loan and to fund general working capital needs. The interest rate on this outstanding amount was 1.91%. No principal payments are required on the credit facility until the maturity date.

Euro-Denominated Bank Term Loan
The Company has a €120 million, unsecured bank term loan that matures in August 2016. Semi-annual payments of €2.5 million began in February 2013. The weighted average interest rate paid during the year was 1.75%. The weighted average interest rate includes inputs from variable rates and an interest rate swap. See Note 8 to the Consolidated Financial Statements.

The scheduled aggregate principal payments related to long-term debt are due as follows (in thousands of dollars):

Year	Payment Amount
2015	$23,404
2016	247,641
2017	2,853
2018	1,771
2019	148,055
Thereafter	4,216

The Company's debt instruments include only standard affirmative and negative covenants for debt instruments of similar amounts and structure. The Company's debt instruments do not contain financial or performance covenants restrictive to the business of the Company, reflecting its strong financial position. The Company is in compliance with all debt covenants for the year ended December 31, 2014.

NOTE 8 - DERIVATIVE INSTRUMENTS

The fair values of the Company's derivative instruments are determined by using quoted market forward rates (Level 2 inputs) and reflect the present value of the amount that the Company would pay for contracts involving the same notional amounts and maturity dates.
During the fourth quarter of 2011, the Company entered into a pay-fixed/receive floating interest rate swap with a notional value of €60 million maturing in August 2016 to partially hedge the future interest expense of the euro-denominated term loan entered into to fund a portion of the Fabory acquisition. The swap is accounted for as a cash flow hedge. The effective portion of the changes in fair value of the derivative is reported as a component of other comprehensive earnings (losses) and reclassified to net income when the hedged transaction affects earnings. The value of the interest-rate swap, included on the Company's balance sheet under Employment-related and other noncurrent liabilities, was $2 million and $3 million as of December 31, 2014 and 2013, respectively.
In September 2014, the Company settled all of the outstanding foreign currency forward contracts, which had a total notional value of C$160 million, and were designated as a hedge of an intercompany net investment in the Canadian subsidiary. An after-tax gain of $4 million is included in the foreign currency translation adjustment, a component of other comprehensive earnings. The cash flows from the settlement are reported under cash flows from investing activities in the consolidated statement of cash flows. As of December 31, 2013, the fair value of the foreign currency forward contracts were included on the Company's balance sheet under Prepaid expenses and other assets for $1 million.

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

Defined Contribution Plans
A majority of the Company's U.S. employees are covered by a noncontributory profit sharing plan. This plan provides for annual employer contributions based upon a formula related primarily to earnings before federal income taxes, limited to a percentage of the total eligible compensation paid to eligible employees. The annual contribution is limited to a minimum of 8% and a maximum of 18% of total eligible compensation paid to eligible employees. The profit sharing plan expense was $175 million, $173 million and $165 million for 2014, 2013 and 2012, respectively.

The Company sponsors additional defined contribution plans available to certain U.S. and foreign employees for which contributions are paid by the Company and participating employees. The expense associated with these defined contribution plans totaled $15 million for 2014, and $12 million for 2013 and 2012.

Defined Benefit Plans and Other Retirement Plans
During the second quarter of 2014, the Company adopted changes to the retirement plan offered to employees in the Netherlands. The plan was transitioned from a defined benefit plan to a defined contribution plan, and all existing and future obligations under the defined benefit plan have been transferred to a third party. As of December 31, 2013, this pension plan was in an overfunded position with a net pension asset of $5 million and $9 million of unrecognized losses included in Accumulated other comprehensive earnings (AOCE). As a result of the plan amendment and settlement, the Company reclassified the unrecognized losses from AOCE to warehousing, marketing and administrative expenses on the Statement of Earnings in an amount of $9 million, with a corresponding tax benefit to income taxes on the Statement of Earnings in an amount of $2 million. In addition, the Company recognized a $3 million write-off related to the plan’s assets and liabilities, net of tax. Effective January 1, 2014, the affected employees have an option to participate in the defined contribution plan sponsored by the Company for which contributions are made by the Company and participating employees.

In certain countries, pension contributions are made to government-sponsored social security pension plans in accordance with local legal requirements. For these plans, the Company has no continuing obligations other than the payment of contributions. The Company also sponsors additional defined benefit plans to certain foreign employees. The cost of these programs is not significant to the Company.

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

The net periodic benefits costs charged to operating expenses were $0.7 million in 2014, $0.8 million in 2013 and $1 million in 2012. The net gain recognized in AOCE was $1 million as of December 31, 2014 and 2013. The plan benefits are paid as they come due from the general assets of the Company. The plan benefit obligation was $16 million as of December 31, 2014, and $15 million as of December 31, 2013.

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

During the fourth quarter of 2012, the Company implemented plan design changes effective January 1, 2013. Employees hired after January 1, 2013, are not eligible to receive retiree health benefits. Active participants in the plan as of December 31, 2012, will remain eligible for retiree health benefits with the employee contribution structure modified for certain employees based on retirement eligibility. The Company also implemented an Employer Group Waiver Plan (EGWP) and a secondary supplemental "wrap-around" plan for its Medicare eligible retiree medical plan participants and no longer applied for the Part D Retiree Drug Subsidy (RDS) effective January 1, 2013. The EGWP program does not alter the benefits expected to be provided to the plan participants and is expected to increase the level of Medicare subsidies that will offset plan costs.

The net periodic benefits costs charged to operating expenses, which were valued with a measurement date of January 1 for each year, consisted of the following components (in thousands of dollars):

	For the Years Ended December 31,
	2014	2013	2012
Service cost	$9,005	$10,589	$20,058
Interest cost	10,549	8,938	12,810
Expected return on assets	(8,237)	(7,076)	(6,210)
Amortization of prior service credit	(7,254)	(7,412)	(495)
Amortization of transition asset	(143)	(143)	(143)
Amortization of unrecognized losses	779	3,724	4,827
Net periodic benefits costs	$4,699	$8,620	$30,847

Reconciliations of the beginning and ending balances of the postretirement benefit obligation, which is calculated using a December 31 measurement date, the fair value of plan assets and the funded status of the benefit obligation follow (in thousands of dollars):

	2014	2013
Benefit obligation at beginning of year	$223,488	$246,087
Service cost	9,005	10,589
Interest cost	10,549	8,938
Plan participants' contributions	2,487	2,289
Actuarial losses (gains)	42,300	(38,476)
Benefits paid	(5,609)	(6,021)
Prescription Drug Rebates	702	—
Medicare Part D Subsidy received	(5)	82
Benefit obligation at end of year	282,917	223,488

Plan assets available for benefits at beginning of year	144,514	117,939
Actual returns on plan assets	13,730	25,278
Employer's contributions	191	5,029
Plan participants' contributions	2,487	2,289
Prescription Drug Rebates	702	—
Benefits paid	(5,609)	(6,021)
Plan assets available for benefits at end of year	156,015	144,514

Noncurrent postretirement benefit obligation	$126,902	$78,974

The amounts recognized in AOCE consisted of the following components (in thousands of dollars):

	As of December 31,
	2014	2013
Prior service credit	$67,303	$74,556
Transition asset	—	143
Unrecognized losses	(54,034)	(18,006)
Deferred tax (liability)	(5,121)	(21,806)
Net gains	$8,148	$34,887

The $36 million increase in unrecognized losses was primarily driven by a decrease in the discount rate and a change in the mortality improvement tables used.

The components of AOCE related to the postretirement benefit costs that will be amortized into net periodic postretirement benefit costs in 2015 are estimated as follows (in thousands of dollars):

2015
Amortization of prior service credit	$(6,801)
Amortization of unrecognized losses	3,442
Estimated amount to be amortized from AOCE into net periodic postretirement benefit costs	$(3,359)

The Company has elected to amortize the amount of net unrecognized gains (losses) over a period equal to the average remaining service period for active plan participants expected to retire and receive benefits of approximately 15.7 years for 2014.

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

The following assumptions were used to determine net periodic benefit costs at January 1:

	For the Years Ended December 31,
	2014	2013	2012
Discount rate	4.90%	4.00%	4.50%
Expected long-term rate of return on plan assets, net of tax	5.70%	6.00%	6.00%
Initial healthcare cost trend rate	7.50%	8.00%	8.50%
Ultimate healthcare cost trend rate	4.50%	5.00%	5.00%
Year ultimate healthcare cost trend rate reached	2026	2019	2019

The following assumptions were used to determine benefit obligations at December 31:

	2014	2013	2012
Discount rate	3.89%	4.90%	4.00%
Expected long-term rate of return on plan assets, net of tax	6.65%	5.70%	6.00%
Initial healthcare cost trend rate	7.25%	7.50%	8.00%
Ultimate healthcare cost trend rate	4.50%	4.50%	5.00%
Year ultimate healthcare cost trend rate reached	2026	2026	2019

The discount rate assumptions reflect the rates available on high-quality fixed income debt instruments as of December 31, the measurement date of each year.  These rates have been selected due to their similarity to the duration of the projected cash flows of the postretirement healthcare benefit plan.  As of December 31, 2014, the Company decreased the discount rate from 4.90% to 3.89% to reflect the decrease in the market interest rates, which contributed to the increase in the unrealized actuarial loss at December 31, 2014.  As of December 31, 2014, the Company changed the mortality improvement table used to project mortality rates into the future from Mortality Table RP-2000 with Mortality Improvement Scale BB to Mortality Table RP-2014 with Mortality Improvement Scale MP 2014, which was published by the Society of Actuaries in October 2014, and reflects longer life expectancies than under the previous table and scale. The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates. As of December 31, 2013, Grainger changed the duration and rate of the healthcare trend decline to 25 basis points a year until reaching the ultimate trend rate of 4.50%. Prior to this change, the healthcare trend assumed a 50 basis points decline. As of December 31, 2014, the healthcare cost trend rate was 7.25%, declining 25 basis points a year until reaching the ultimate trend rate. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A 1 percentage point change in assumed healthcare cost trend rates would have the following effects on 2014 results (in thousands of dollars):

	1 Percentage Point
	Increase	(Decrease)
Effect on total service and interest cost	$1,978	$(1,613)
Effect on postretirement benefit obligation	36,470	(29,404)

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

	2014	2013
Registered investment companies
Fidelity Spartan U.S. Equity Index Fund	73,071	67,160
Vanguard 500 Index Fund	77,202	67,931
Vanguard Total International Stock	23,994	25,034
Total Assets	$174,267	$160,125

The Company uses the long-term historical return on the plan assets and the historical performance of the S&P 500 and the Total International Composite Index to develop its expected return on plan assets. In 2013, the Company decreased the after-tax expected long-term rates of return on plan assets from 6.00% to 5.70% based on the historical average of long-term rates of return. In 2014, a change in the estimated tax rate resulted in an increase in the after-tax expected long-term rate of return on plan assets from 5.70% to 6.65%. This change was due to the nature of the taxable income earned on the investments in the Trust and the applicable tax rates. The required use of an expected long-term rate of return on plan assets may result in recognition of income that is greater or less than the actual return on plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and, therefore, result in a pattern of income recognition that more closely matches the pattern of the services provided by the employees.

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

The Company forecasts the following benefit payments (which include a projection for expected future employee service) for the next ten years (in thousands of dollars):

Year	Estimated Gross Benefit Payments
2015	$5,490
2016	6,393
2017	7,394
2018	8,556
2019	9,791
2020-2024	69,854

NOTE 10 - LEASES

The Company leases certain land, buildings and equipment under noncancellable operating leases that expire at various dates through 2036. Capital leases as of December 31, 2014, are not considered material. Many of the building leases obligate the Company to pay real estate taxes, insurance and certain maintenance costs, and contain multiple renewal provisions, exercisable at the Company's option. Leases that contain predetermined fixed escalations of the minimum rentals are recognized in rental expense on a straight-line basis over the lease term. Cash or rent abatements received upon entering into certain operating leases are also recognized on a straight-line basis over the lease term.

At December 31, 2014, the approximate future minimum lease payments for all operating leases were as follows (in thousands of dollars):

Year	Future Minimum Lease Payments
2015	$65,901
2016	49,898
2017	30,804
2018	19,500
2019	12,237
Thereafter	7,813
Total minimum payments required	186,153
Less amounts representing sublease income	(4,310)
$181,843

Rent expense, including items under lease and items rented on a month-to-month basis, was $77 million for 2014 and $68 million for 2013 and 2012. These amounts are net of sublease income of $2 million for 2014 and $1 million for 2013 and 2012.

NOTE 11 - STOCK INCENTIVE PLANS

The Company maintains stock incentive plans under which the Company may grant a variety of incentive awards to employees and directors. Non-qualified stock options, performance shares, restricted stock units and deferred stock units have been granted and are outstanding under these plans. As of December 31, 2014, there were 1.5 million shares available for grant under the plans.

Pretax stock-based compensation expense was $45 million, $52 million and $53 million in 2014, 2013 and 2012, respectively. Related income tax benefits recognized in earnings were $15 million in 2014, $17 million in 2013 and $18 million in 2012.

Options
In 2014, 2013 and 2012, the Company issued stock option grants to employees as part of their incentive compensation. Option awards are granted with an exercise price equal to the closing market price of the Company's stock on the last trading day preceding the date of grant. The options generally vest over three years, although accelerated vesting is provided in certain circumstances. Awards generally expire 10 years from the grant date. Transactions involving stock options are summarized as follows:

	Shares Subject to Option	Weighted Average Price Per Share	Options Exercisable
Outstanding at January 1, 2012	3,960,675	$91.53	1,808,667
Granted	404,111	$203.96
Exercised	(972,015)	$74.14
Canceled or expired	(34,055)	$105.36
Outstanding at December 31, 2012	3,358,716	$109.95	1,629,468
Granted	348,054	$245.95
Exercised	(805,235)	$85.75
Canceled or expired	(51,080)	$150.15
Outstanding at December 31, 2013	2,850,455	$132.67	1,652,417
Granted	257,693	$248.21
Exercised	(479,452)	$100.33
Canceled or expired	(45,892)	$199.80
Outstanding at December 31, 2014	2,582,804	$149.01	1,647,903

At December 31, 2014, there was $11 million of total unrecognized compensation expense related to nonvested option awards, which the Company expects to recognize over a weighted average period of 1.8 years.

The following table summarizes information about stock options exercised (in thousands of dollars):

	For the years ended December 31,
	2014	2013	2012
Fair value of options exercised	$11,167	$16,407	$18,120
Total intrinsic value of options exercised	71,924	124,752	126,138
Fair value of options vested	16,115	20,219	15,551
Settlements of options exercised	47,974	69,049	72,066

Information about stock options outstanding and exercisable as of December 31, 2014, is as follows:

	Options Outstanding				Options Exercisable
		Weighted Average				Weighted Average
Range of Exercise Prices	Number	Remaining Contractual Life	Exercise Price	Intrinsic Value (000's)	Number	Remaining Contractual Life	Exercise Price	Intrinsic Value (000's)
$52.29 - $78.86	308,141	1.55 years	$70.19	$56,914	308,141	1.55 years	$70.19	$56,914
$81.49 - $85.82	562,045	3.64 years	$83.27	96,457	562,045	3.64 years	$83.27	96,457
$102.26 - $124.93	392,796	5.29 years	$107.31	57,970	392,796	5.29 years	$107.31	57,970
$149.02 - $204.24	734,000	6.82 years	$176.61	57,458	377,252	6.36 years	$150.73	39,295
$235.15 - $262.14	585,822	8.75 years	$246.93	4,666	7,669	8.49 years	$246.28	66
	2,582,804	5.71 years	$149.01	$273,465	1,647,903	4.29 years	$102.76	$250,702

The Company uses a binomial lattice option pricing model for the valuation of stock options. The weighted average fair value of options granted in 2014, 2013 and 2012 was $53.43, $51.30 and $43.98, respectively. The fair value of each option granted in 2014, 2013 and 2012 used the following assumptions:

	For the years ended December 31,
	2014	2013	2012
Risk-free interest rate	2.0%	0.9%	1.1%
Expected life	6 years	6 years	6 years
Expected volatility	25.0%	25.5%	25.9%
Expected dividend yield	1.7%	1.5%	1.6%

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

	2014		2013		2012
	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share
Beginning nonvested shares outstanding	57,533	$185.02	117,979	$141.86	192,740	$109.16
Issued	32,194	$242.65	31,553	$191.36	28,639	$177.75
Canceled	(6,835)	$190.90	(7,659)	$148.25	(1,666)	$114.41
Vested	(25,656)	$177.75	(84,340)	$130.35	(101,734)	$90.47
Ending nonvested shares outstanding	57,236	$220.00	57,533	$185.02	117,979	$141.86

At December 31, 2014, there was $7 million of total unrecognized compensation expense related to performance-based share awards that the Company expects to recognize over a weighted average period of 1.8 years.

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

	2014		2013		2012
	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share
Beginning nonvested units	739,717	$154.09	978,888	$118.60	1,119,488	$100.76
Issued	103,427	$248.12	139,529	$248.28	152,995	$204.26
Canceled	(51,410)	$170.98	(54,533)	$141.48	(37,972)	$123.01
Vested	(231,383)	$123.82	(324,167)	$89.62	(255,623)	$88.36
Ending nonvested units	560,351	$182.40	739,717	$154.09	978,888	$118.60
Fair value of shares vested (in millions)	$29		$29		$23

At December 31, 2014, there was $48 million of total unrecognized compensation expense related to nonvested RSUs that the Company expects to recognize over a weighted average period of 3.0 years.

Director Stock Awards
The Company's Board of Directors receives both cash and deferred stock units (DSUs) for its services.  A DSU is the economic equivalent of a share of common stock.  The directors were each awarded $125,000 of DSUs in 2014 and 2013 and $115,000 in 2012.  The number of units granted was based on the 200-day average stock price as of January 31 of the grant year. Compensation expense related to the DSUs is based upon the closing market price on the last trading day preceding the date of award.  DSUs vest immediately at grant and are entitled to receive dividends and other distributions with respect to common stock, which are deferred as stock units, based on the market value of the stock at relevant times. Directors can also elect to defer their cash fees in the form of DSUs. Settlement of DSUs is required to be deferred until after termination of service as a director.  The accumulated value of DSUs is recorded in Additional contributed capital as of December 31, 2014, 2013 and 2012.  During 2012, the Board approved a change in the settlement procedure to eliminate the cash settlement option. The following table summarizes DSU activity (dollars in thousands):

	2014		2013		2012
	Units	Dollars	Units	Dollars	Units	Dollars
Beginning balance	158,868	$33,063	151,775	$30,952	142,797	$26,730
Dividends	2,602	653	2,259	559	2,273	454
Deferred fees	5,866	1,453	7,337	2,059	9,170	1,871
Retirement distribution	(7,666)	(1,695)	(2,503)	(507)	(2,465)	(461)
Unit appreciation	—	—	—	—	—	2,358
Ending balance	159,670	$33,474	158,868	$33,063	151,775	$30,952

NOTE 12 - CAPITAL STOCK

The Company had no shares of preferred stock outstanding as of December 31, 2014 and 2013. The activity related to outstanding common stock and common stock held in treasury was as follows:

	2014		2013
	Outstanding Common Stock	Treasury Stock	Outstanding Common Stock	Treasury Stock
Balance at beginning of period	68,853,938	40,805,281	69,478,495	40,180,724
Exercise of stock options, net of 1,905, and 5,134 shares swapped in stock-for-stock exchange, respectively	477,547	(477,547)	800,101	(800,101)
Settlement of restricted stock units, net of 104,552 and 135,341 shares retained, respectively	175,549	(175,549)	232,483	(232,483)
Settlement of performance share units, net of 33,003 and 39,874 shares retained, respectively	51,337	(51,337)	61,860	(61,860)
Purchase of treasury shares	(2,126,330)	2,126,330	(1,719,001)	1,719,001
Balance at end of period	67,432,041	42,227,178	68,853,938	40,805,281

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE EARNINGS

The following table sets forth the components of Accumulated other comprehensive earnings (in thousands of dollars):

	W.W. Grainger, Inc. Accumulated Other Comprehensive Earnings
	Foreign Currency Translation	Interest Rate Swap	Postretirement Benefit Plan	Other Employment-related Benefit Plans	Total	Foreign Currency Translation Attributable to Noncontrolling Interests	AOCE Attributable to W.W. Grainger, Inc.
Balance at January 1, 2012, net of tax	$60,104	$(1,616)	$(73,396)	$(2,448)	$(17,356)	$11,382	$(28,738)
Other comprehensive earnings (loss), net of tax	5,414	(2,545)	75,625	(5,044)	73,450	(8,866)	82,316
Balance at December 31, 2012, net of tax	$65,518	$(4,161)	$2,229	$(7,492)	$56,094	$2,516	$53,578
Other comprehensive earnings (loss) before reclassifications, net of tax	(72,815)	1,190	35,045	(1,319)	(37,899)	(15,622)	(22,277)
Amounts reclassified to Warehousing, marketing and administrative expenses	—	—	(3,831)	—	(3,831)	—	(3,831)
Amounts reclassified to Income Taxes	—	—	1,444	—	1,444	—	1,444
Net current period activity	$(72,815)	$1,190	$32,658	$(1,319)	$(40,286)	$(15,622)	$(24,664)
Balance at December 31, 2013, net of tax	$(7,297)	$(2,971)	$34,887	$(8,811)	$15,808	$(13,106)	$28,914
Other comprehensive earnings (loss) before reclassifications, net of tax	(124,065)	786	(22,667)	(1,462)	(147,408)	(9,880)	(137,528)
Amounts reclassified to Warehousing, marketing and administrative expenses	9,042	—	(6,617)	9,295	11,720	—	11,720
Amounts reclassified to Income Taxes	—	—	2,545	(2,324)	221	—	221
Net current period activity	$(115,023)	$786	$(26,739)	$5,509	$(135,467)	$(9,880)	$(125,587)
Balance at December 31, 2014, net of tax	$(122,320)	$(2,185)	$8,148	$(3,302)	$(119,659)	$(22,986)	$(96,673)

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

Income tax expense (benefit) consisted of the following (in thousands of dollars):

	For the Years Ended December 31,
	2014	2013	2012
Current provision:
Federal	$437,648	$398,593	$324,848
State	47,199	42,526	40,508
Foreign	43,088	52,277	53,564
Total current	527,935	493,396	418,920
Deferred tax (benefit) provision	(5,845)	(13,546)	20
Total provision	$522,090	$479,850	$418,940

Earnings before income taxes by geographical area consisted of the following (in thousands of dollars):

	For the Years Ended December 31,
	2014	2013	2012
United States	$1,299,523	$1,167,558	$982,220
Foreign	34,863	120,041	135,569
	$1,334,386	$1,287,599	$1,117,789

The income tax effects of temporary differences that gave rise to the net deferred tax asset were (in thousands of dollars):

	As of December 31,
	2014	2013
Deferred tax assets:
Inventory	$30,471	$35,381
Accrued expenses	44,362	38,368
Accrued employment-related benefits	139,392	123,555
Foreign operating loss carryforwards	61,219	70,204
Other	12,748	30,862
Deferred tax assets	288,192	298,370
Less valuation allowance	(56,876)	(62,825)
Deferred tax assets, net of valuation allowance	$231,316	$235,545
Deferred tax liabilities:
Property, buildings and equipment	(48,044)	(38,210)
Intangibles	(101,958)	(119,923)
Software	(21,975)	(17,492)
Prepaids	(16,673)	(18,945)
Other	(12,196)	(17,378)
Deferred tax liabilities	(200,846)	(211,948)
Net deferred tax asset	$30,470	$23,597
The net deferred tax asset is classified as follows:
Current assets	$61,387	$75,819
Noncurrent assets	16,718	16,209
Noncurrent liabilities (foreign)	(47,635)	(68,431)
Net deferred tax asset	$30,470	$23,597

At December 31, 2014, the Company had $236 million of operating loss carryforwards related primarily to foreign operations. Some of the operating loss carryforwards may expire at various dates through 2024. The Company has recorded a valuation allowance, which represents a provision for uncertainty as to the realization of the tax benefits of these carryforwards. In addition, the Company recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. During 2014, the Company's valuation allowance decreased by $5.9 million primarily due to the write-off of the operating loss carryforwards and corresponding valuation allowance in Brazil and foreign currency translation, offset by an increase in foreign net operating losses.

A reconciliation of income tax expense with federal income taxes at the statutory rate follows (in thousands of dollars):

	For the Years Ended December 31,
	2014	2013	2012
Federal income tax at the 35% statutory rate	$467,035	$450,660	$391,226
State income taxes, net of federal income tax benefit	31,263	27,430	26,099
Other - net	23,792	1,760	1,615
Income tax expense	$522,090	$479,850	$418,940
Effective tax rate	39.1%	37.3%	37.5%

In 2014, Other-net increased primarily due to the impact of closure costs for Brazil, foreign tax rates differential and foreign losses for which valuation allowances were provided.

Undistributed earnings of foreign subsidiaries at December 31, 2014, amounted to $464 million. No provision for deferred U.S. income taxes has been made for these subsidiaries because the Company intends to permanently reinvest such earnings in its foreign operations. If at some future date these earnings cease to be permanently invested, the Company may be subject to U.S. income taxes, foreign withholding, and other taxes on such amounts, which cannot be reasonably estimated at this time.

The changes in the liability for tax uncertainties, excluding interest, are as follows (in thousands of dollars):

	2014	2013	2012
Balance at beginning of year	$40,317	$40,937	$22,760
Additions for tax positions related to the current year	11,545	8,396	11,369
Additions for tax positions of prior years	5,318	2,308	8,977
Reductions for tax positions of prior years	(4,109)	(7,242)	(1,447)
Reductions due to statute lapse	(1,271)	(18)	(737)
Settlements, audit payments, refunds - net	(6,674)	(4,064)	15
Balance at end of year	$45,126	$40,317	$40,937

The Company classifies the liability for tax uncertainties in Deferred income taxes and tax uncertainties. Included in this amount are $9 million and $8 million at December 31, 2014 and 2013, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Any changes in the timing of deductibility of these items would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authorities to an earlier period. The reduction for tax positions of prior years in 2014 related primarily to law changes, conclusion of audits and audit settlements.

The Company regularly undergoes examination of its federal income tax returns by the Internal Revenue Service (IRS). The Company's federal tax returns for 2009, 2010, 2011 and 2012 are currently under audit by the IRS, and the tax years 2013 through 2014 are open. The Company is also subject to audit by state, local and foreign taxing authorities.  Tax years 2002 - 2013 remain subject to state and local audits and 2007 - 2014 remain subject to foreign audits.  The estimated amount of liability associated with the Company's uncertain tax positions may change within the next 12 months due to the pending audit activity, expiring statutes or tax payments. A reasonable estimate of such change cannot be made.

The Company recognizes interest expense in the provision for income taxes. During 2014, 2013 and 2012, the Company recognized an expense of $2 million, $2 million and $1 million, respectively. As of December 31, 2014, 2013 and 2012, the Company accrued approximately $4 million, $4 million and $2 million for interest, respectively.

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
The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):

	For the Years Ended December 31,
	2014	2013	2012

Net earnings attributable to W.W. Grainger, Inc. as reported	$801,729	$797,036	$689,881
Distributed earnings available to participating securities	(3,154)	(3,304)	(3,641)
Undistributed earnings available to participating securities	(6,370)	(8,348)	(8,704)
Numerator for basic earnings per share - Undistributed and distributed earnings available to common shareholders	792,205	785,384	677,536
Undistributed earnings allocated to participating securities	6,370	8,348	8,704
Undistributed earnings reallocated to participating securities	(6,290)	(8,218)	(8,540)
Numerator for diluted earnings per share - Undistributed and distributed earnings available to common shareholders	$792,285	$785,514	$677,700

Denominator for basic earnings per share – weighted average shares	68,334,322	69,455,507	69,811,881
Effect of dilutive securities	871,422	1,120,925	1,369,852
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	69,205,744	70,576,432	71,181,733
Earnings per share two-class method
Basic	$11.59	$11.31	$9.71
Diluted	$11.45	$11.13	$9.52

NOTE 16 - SEGMENT INFORMATION

The Company has two reportable segments:  the United States and Canada.  The United States operating segment reflects the results of the Company’s U.S. business.  The Canada operating segment reflects the results for Acklands – Grainger, the Company’s Canadian business.  Other businesses include Zoro, the single channel online business in the United States, and operations in Europe, Asia and Latin America. These businesses individually do not meet the criteria of a reportable segment. Operating segments generate revenue almost exclusively through the distribution of maintenance, repair and operating supplies, as service revenues account for approximately 1% of total revenues for each operating segment.

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

Following is a summary of segment results (in thousands of dollars):

	2014
	United States	Canada	Other Businesses	Total
Total net sales	$7,926,075	$1,075,754	$1,182,186	$10,184,015
Intersegment net sales	(211,399)	(304)	(7,359)	(219,062)
Net sales to external customers	7,714,676	1,075,450	1,174,827	9,964,953

Segment operating earnings	1,444,288	87,583	(37,806)	1,494,065

Segment assets	2,181,521	394,342	345,987	2,921,850
Depreciation and amortization	136,081	15,305	20,444	171,830
Additions to long-lived assets	$243,251	$106,918	$31,137	$381,306

	2013
	United States	Canada	Other Businesses	Total
Total net sales	$7,413,712	$1,114,285	$1,040,473	$9,568,470
Intersegment net sales	(128,660)	(300)	(1,752)	(130,712)
Net sales to external customers	7,285,052	1,113,985	1,038,721	9,437,758

Segment operating earnings	1,304,175	128,768	7,599	1,440,542

Segment assets	2,045,564	392,147	359,007	2,796,718
Depreciation and amortization	116,392	14,309	19,754	150,455
Additions to long-lived assets	$177,046	$63,821	$23,951	$264,818

	2012
	United States	Canada	Other Businesses	Total
Total net sales	$6,925,842	$1,105,782	$1,006,762	$9,038,386
Intersegment net sales	(87,249)	(363)	(729)	(88,341)
Net sales to external customers	6,838,593	1,105,419	1,006,033	8,950,045

Segment operating earnings	1,132,722	127,412	20,289	1,280,423

Segment assets	1,884,102	387,915	347,905	2,619,922
Depreciation and amortization	99,229	14,058	19,202	132,489
Additions to long-lived assets	$182,985	$46,330	$21,611	$250,926

Following are reconciliations of the segment information with the consolidated totals per the financial statements (in thousands of dollars):

	2014	2013	2012
Operating earnings:
Total operating earnings for reportable segments	$1,494,065	$1,440,542	$1,280,423
Unallocated expenses	(146,948)	(143,688)	(149,298)
Total consolidated operating earnings	$1,347,117	$1,296,854	$1,131,125
Assets:
Assets for reportable segments	$2,921,850	$2,796,718	$2,619,922
Other current and noncurrent assets	2,113,900	2,118,298	1,967,480
Unallocated assets	248,502	351,312	427,196
Total consolidated assets	$5,284,252	$5,266,328	$5,014,598

	2014
	Segment Totals	Unallocated	Consolidated Total
Other significant items:
Depreciation and amortization	$171,830	$18,341	$190,171
Additions to long-lived assets	$381,306	$22,498	$403,804

		Revenues	Long-lived Assets
Geographic information:
United States		$7,780,382	$1,109,175
Canada		1,074,660	253,466
Other foreign countries		1,109,911	110,083
		$9,964,953	$1,472,724

	2013
	Segment Totals	Unallocated	Consolidated Total
Other significant items:
Depreciation and amortization	$150,455	$14,447	$164,902
Additions to long-lived assets	$264,818	$12,782	$277,600

		Revenues	Long-lived Assets
Geographic information:
United States		$7,290,746	$1,004,806
Canada		1,126,559	176,491
Other foreign countries		1,020,453	134,535
		$9,437,758	$1,315,832

	2012
	Segment Totals	Unallocated	Consolidated Total
Other significant items:
Depreciation and amortization	$132,489	$13,123	$145,612
Additions to long-lived assets	$250,926	$6,998	$257,924

		Revenues	Long-lived Assets
Geographic information:
United States		$6,786,361	$944,400
Canada		1,120,470	136,644
Other foreign countries		1,043,214	135,438
		$8,950,045	$1,216,482

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

NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of selected quarterly information for 2014 and 2013 is as follows (in thousands of dollars, except for per share amounts):

	2014 Quarter Ended
	March 31	June 30	September 30	December 31	Total
Net sales	$2,385,627	$2,506,104	$2,562,263	$2,510,959	$9,964,953
Cost of merchandise sold	1,309,656	1,425,418	1,459,479	1,456,158	5,650,711
Gross profit	1,075,971	1,080,686	1,102,784	1,054,801	4,314,242
Warehousing, marketing and administrative expenses	721,632	739,935	717,271	788,287	2,967,125
Operating earnings	354,339	340,751	385,513	266,514	1,347,117
Net earnings attributable to W.W. Grainger, Inc.	216,653	205,915	230,322	148,839	801,729
Earnings per share - basic	3.11	2.97	3.33	2.17	11.59
Earnings per share - diluted	$3.07	$2.94	$3.30	$2.14	$11.45

	2013 Quarter Ended
	March 31	June 30	September 30	December 31	Total
Net sales	$2,280,435	$2,381,561	$2,398,530	$2,377,232	$9,437,758
Cost of merchandise sold	1,248,699	1,334,577	1,347,164	1,370,835	5,301,275
Gross profit	1,031,736	1,046,984	1,051,366	1,006,397	4,136,483
Warehousing, marketing and administrative expenses	688,431	696,912	704,651	749,635	2,839,629
Operating earnings	343,305	350,072	346,715	256,762	1,296,854
Net earnings attributable to W.W. Grainger, Inc.	211,838	217,660	210,789	156,749	797,036
Earnings per share - basic	2.99	3.08	2.99	2.24	11.31
Earnings per share - diluted	$2.94	$3.03	$2.95	$2.20	$11.13

NOTE 18 - CONTINGENCIES AND LEGAL MATTERS

The Company has been named, along with numerous other nonaffiliated companies, as a defendant in litigation in various states involving asbestos and/or silica. These lawsuits typically assert claims of personal injury arising from alleged exposure to asbestos and/or silica as a consequence of products purportedly distributed by the Company. In 2014, the Company was named in new lawsuits relating to asbestos involving approximately 68 new plaintiffs, while lawsuits relating to asbestos and/or silica involving approximately 1,293 plaintiffs were dismissed with respect to the Company, typically based on the lack of product identification.

As of January 16, 2015, the Company is named in cases filed on behalf of approximately 1,376 plaintiffs in which there is an allegation of exposure to asbestos and/or silica. The Company has denied, or intends to deny, the allegations in all of the above-described lawsuits.  If a specific product distributed by the Company is identified in any of these lawsuits, the Company would attempt to exercise indemnification remedies against the product manufacturer.  In addition, the Company believes that a substantial number of these claims are covered by insurance.  The Company has entered into agreements with its major insurance carriers relating to the scope, coverage and costs of defense of lawsuits involving claims of exposure to asbestos.  While the Company is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on the Company's consolidated financial position or results of operations.

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

DATE: February 27, 2015

W.W. GRAINGER, INC.

By:	/s/ James T. Ryan
James T. Ryan
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Grainger on February 27, 2015, in the capacities indicated.

/s/ James T. Ryan	/s/ William K. Hall
James T. Ryan	William K. Hall
Chairman, President and Chief Executive Officer	Director
(Principal Executive Officer and Director)
/s/ Stuart L. Levenick
/s/ Ronald L. Jadin	Stuart L. Levenick
Ronald L. Jadin	Director
Senior Vice President
and Chief Financial Officer	/s/ Neil S. Novich
(Principal Financial Officer)	Neil S. Novich
Director
/s/ William Lomax
William Lomax	/s/ Michael J. Roberts
Vice President and Controller	Michael J. Roberts
(Principal Accounting Officer)	Director

/s/ Rodney C. Adkins	/s/ Gary L. Rogers
Rodney C. Adkins	Gary L. Rogers
Director	Director

/s/ Brian P. Anderson	/s/ E. Scott Santi
Brian P. Anderson	E. Scott Santi
Director	Director

/s/ V. Ann Hailey	/s/ James D. Slavik
V. Ann Hailey	James D. Slavik
Director	Director