Form 10-Q
period 2015-03-31
GRAINGER W W INC
filed 2015-04-30
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
OR

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
Yes [  ]  No [X]

There were 66,920,726 shares of the Company’s Common Stock outstanding as of March 31, 2015.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net sales	$2,439,661	$2,385,627
Cost of merchandise sold	1,345,918	1,309,656
Gross profit	1,093,743	1,075,971
Warehousing, marketing and administrative expenses	742,496	721,632
Operating earnings	351,247	354,339
Other income and (expense):
Interest income	192	640
Interest expense	(1,636)	(2,863)
Other non-operating income	241	167
Other non-operating expense	(2,405)	(670)
Total other expense	(3,608)	(2,726)
Earnings before income taxes	347,639	351,613
Income taxes	133,493	132,558
Net earnings	214,146	219,055
Less: Net earnings attributable to noncontrolling interest	3,131	2,402
Net earnings attributable to W.W. Grainger, Inc.	$211,015	$216,653
Earnings per share:
Basic	$3.11	$3.11
Diluted	$3.07	$3.07
Weighted average number of shares outstanding:
Basic	67,229,653	68,699,561
Diluted	67,982,362	69,677,438
Cash dividends paid per share	$1.08	$0.93

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net earnings	$214,146	$219,055
Other comprehensive earnings (losses):
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax expense of $0 and $(2,023), respectively	(76,015)	(15,134)
Net investment hedge, (loss) net of tax benefit of $0 and $2,242, respectively	—	(3,594)
Net foreign currency translation (loss)	(76,015)	(18,728)
Defined postretirement benefit plan:
Reclassification adjustments related to amortization, net of tax benefit of $509 and $636, respectively	(813)	(1,018)
Derivative instrument change in fair value of cash flow hedge	482	32
Comprehensive earnings, net of tax	137,800	199,341
Less: Comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	3,131	2,402
Foreign currency translation adjustments	(294)	1,479
Comprehensive earnings attributable to W.W. Grainger, Inc.	$134,963	$195,460

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
ASSETS	Mar 31, 2015	Dec 31, 2014
CURRENT ASSETS
Cash and cash equivalents	$243,427	$226,644
Accounts receivable (less allowances for doubtful
accounts of $21,113 and $22,121, respectively)	1,198,153	1,172,924
Inventories – net	1,328,395	1,356,396
Prepaid expenses and other assets	100,584	102,669
Deferred income taxes	61,891	61,387
Prepaid income taxes	14,191	47,529
Total current assets	2,946,641	2,967,549
PROPERTY, BUILDINGS AND EQUIPMENT	3,098,984	3,115,130
Less: Accumulated depreciation and amortization	1,792,022	1,790,784
Property, buildings and equipment – net	1,306,962	1,324,346
DEFERRED INCOME TAXES	13,493	16,718
GOODWILL	481,536	506,905
OTHER ASSETS AND INTANGIBLES – NET	462,340	468,734
TOTAL ASSETS	$5,210,972	$5,284,252

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	Mar 31, 2015	Dec 31, 2014
CURRENT LIABILITIES
Short-term debt	$231,533	$56,896
Current maturities of long-term debt	25,416	23,404
Trade accounts payable	513,551	554,088
Accrued compensation and benefits	163,512	191,696
Accrued contributions to employees’ profit sharing plans	42,596	178,076
Accrued expenses	246,145	245,300
Income taxes payable	74,792	12,256
Total current liabilities	1,297,545	1,261,716
LONG-TERM DEBT (less current maturities)	371,070	404,536
DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	92,141	95,455
EMPLOYMENT-RELATED AND OTHER NON-CURRENT LIABILITIES	239,947	238,444
SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	54,830	54,830
Additional contributed capital	952,280	948,340
Retained earnings	6,473,464	6,335,990
Accumulated other comprehensive earnings	(172,725)	(96,673)
Treasury stock, at cost – 42,738,493 and 42,227,178 shares, respectively	(4,174,864)	(4,032,615)
Total W.W. Grainger, Inc. shareholders’ equity	3,132,985	3,209,872
Noncontrolling interest	77,284	74,229
Total shareholders' equity	3,210,269	3,284,101
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,210,972	$5,284,252

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$214,146	$219,055
Provision for losses on accounts receivable	2,558	2,413
Deferred income taxes and tax uncertainties	1,732	(2,671)
Depreciation and amortization	52,411	45,776
Stock-based compensation	9,161	11,262
Change in operating assets and liabilities – net of business acquisitions and divestitures:
Accounts receivable	(50,968)	(78,676)
Inventories	(2,808)	30,608
Prepaid expenses and other current assets	34,433	6,564
Trade accounts payable	(7,326)	(13,497)
Accrued liabilities	(160,239)	(146,616)
Current income taxes payable	62,893	92,410
Employment-related and other non-current liabilities	2,296	1,177
Other – net	(2,080)	(287)
Net cash provided by operating activities	156,209	167,518
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment	(99,489)	(65,664)
Proceeds from sales of property, buildings and equipment	7,333	462
Other – net	(48)	13,023
Net cash used in investing activities	(92,204)	(52,179)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of commercial paper	190,000	40,000
Borrowings under lines of credit	14,380	26,821
Payments against lines of credit	(28,333)	(28,313)
Net decrease in long-term debt	(1,860)	(5,807)
Proceeds from stock options exercised	4,883	10,170
Excess tax benefits from stock-based compensation	4,319	6,807
Purchase of treasury stock	(149,992)	(150,553)
Cash dividends paid	(73,393)	(64,682)
Net cash used in financing activities	(39,996)	(165,557)
Exchange rate effect on cash and cash equivalents	(7,226)	(4,862)
NET CHANGE IN CASH AND CASH EQUIVALENTS	16,783	(55,080)
Cash and cash equivalents at beginning of year	226,644	430,644
Cash and cash equivalents at end of period	$243,427	$375,564

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

The Condensed Consolidated Financial Statements of the Company and the related notes are unaudited and should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

The Condensed Consolidated Balance Sheet as of December 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information reflects all adjustments (primarily consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the statements contained herein.

2.    NEW ACCOUNTING STANDARDS

In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU which is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, changes the consolidation analysis required under U.S. GAAP for limited partnerships and other variable interest entities. Early adoption is permitted and the ASU allows for either retrospective or modified retrospective application. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB proposed a one-year delay in the effective date of ASU 2014-09, Revenue from Contracts with Customers. Under the proposal, the standard would be effective for interim and annual periods beginning after December 15, 2017. The proposal would also permit adoption as early as the original effective date, which was for interim and annual periods beginning after December 15, 2016. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU which is effective for fiscal years and interim periods beginning after December 15, 2015, changes the presentation of debt issuance costs in financial statements as a direct deduction from the related debt liability rather than as an asset. Early adoption and retrospective application are permitted. The Company is evaluating the impact of this ASU.

In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU which is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, provides guidance to customers about whether a cloud computing arrangement includes a software license. Early adoption is permitted and the ASU allows for either retrospective or prospective application. The Company is evaluating the impact of this ASU.

3.    DIVIDEND

On April 29, 2015, the Company’s Board of Directors declared a quarterly dividend of $1.17 per share, payable June 1, 2015, to shareholders of record on May 11, 2015. This represents an 8% increase from the prior quarterly rate of $1.08 per share.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.    SHORT-TERM DEBT

On April 7, 2015, the Company increased its committed line of credit from $600 million to $900 million. All other terms and conditions remain unchanged. The line of credit is due to expire in August 2018 and supports the issuance of commercial paper.

The Company had $195 million and $5 million of commercial paper outstanding as of March 31, 2015 and December 31, 2014, respectively. The commercial paper was issued for general working capital needs.

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

As of March 31, 2015 and December 31, 2014, the fair value of the Company's interest rate swap included on the balance sheet as a liability under Employment-related and other noncurrent liabilities was $2 million. The purpose of the interest rate swap is to partially hedge the future interest expense of the euro-denominated term loan entered into to fund a portion of the Fabory acquisition in 2011. The swap matures in August 2016. All remaining derivative instruments were immaterial individually and in the aggregate as of March 31, 2015 and December 31, 2014.

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

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components (in thousands of dollars):

	Three Months Ended March 31,
	2015	2014
Service cost	$2,532	$2,251
Interest cost	2,412	2,637
Expected return on assets	(2,594)	(2,059)
Amortization of transition asset	—	(36)
Amortization of unrecognized losses	378	195
Amortization of prior service credits	(1,700)	(1,813)
Net periodic benefit costs	$1,028	$1,175

The Company has established a Group Benefit Trust to fund the plan and process benefit payments. The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended.  There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC. As of March 31, 2015, the plan was in an overfunded position.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.    SEGMENT INFORMATION

The Company has two reportable segments: the United States and Canada. The United States operating segment reflects the results of the Company's U.S. business. The Canada operating segment reflects the results for Acklands – Grainger Inc., the Company’s Canadian business. Other businesses include Zoro, the single channel business in the United States, and operations in Europe, Asia and Latin America. These other businesses individually do not meet the definition of a reportable segment. Operating segments generate revenue almost exclusively through the distribution of maintenance, repair and operating supplies, as service revenues account for less than 1% of total revenues for each operating segment. Following is a summary of segment results (in thousands of dollars):

	Three Months Ended March 31, 2015
	United States	Canada	Other Businesses	Total
Total net sales	$1,971,455	$234,530	$297,800	$2,503,785
Intersegment net sales	(63,191)	(36)	(897)	(64,124)
Net sales to external customers	$1,908,264	$234,494	$296,903	$2,439,661
Segment operating earnings	$366,089	$9,387	$9,526	$385,002

	Three Months Ended March 31, 2014
	United States	Canada	Other Businesses	Total
Total net sales	$1,897,311	$254,297	$274,906	$2,426,514
Intersegment net sales	(40,867)	(46)	26	(40,887)
Net sales to external customers	$1,856,444	$254,251	$274,932	$2,385,627
Segment operating earnings	$353,687	$21,296	$8,475	$383,458

	United States	Canada	Other Businesses	Total
Segment assets:
March 31, 2015	$2,214,829	$355,100	$349,294	$2,919,223
December 31, 2014	$2,181,521	$394,342	$345,987	$2,921,850

Following are reconciliations of segment information with the consolidated totals per the financial statements (in thousands of dollars):

	Three Months Ended March 31,
	2015	2014
Operating earnings:
Total operating earnings for operating segments	$385,002	$383,458
Unallocated expenses and eliminations	(33,755)	(29,119)
Total consolidated operating earnings	$351,247	$354,339

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Mar 31, 2015	Dec 31, 2014
Assets:
Total assets for operating segments	$2,919,223	$2,921,850
Other current and non-current assets	2,025,896	2,113,900
Unallocated assets	265,853	248,502
Total consolidated assets	$5,210,972	$5,284,252

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

Intersegment net sales for the U.S. segment increased by $22 million for the three months of 2015 compared to the prior year, driven by increased sales from the U.S. business to Zoro. The U.S. business' supply chain network is Zoro's primary source of inventory.

Other current and non-current assets decreased by $88 million at March 31, 2015 compared to December 31, 2014, primarily due to lower goodwill and intangible balances, as a result of foreign currency translation.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Net earnings attributable to W.W. Grainger, Inc. as reported	$211,015	$216,653
Distributed earnings available to participating securities	(768)	(835)
Undistributed earnings available to participating securities	(1,461)	(2,113)
Numerator for basic earnings per share – Undistributed and distributed earnings available to common shareholders	208,786	213,705
Undistributed earnings allocated to participating securities	1,461	2,113
Undistributed earnings reallocated to participating securities	(1,445)	(2,084)
Numerator for diluted earnings per share – Undistributed and distributed earnings available to common shareholders	$208,802	$213,734
Denominator for basic earnings per share – weighted average shares	67,229,653	68,699,561
Effect of dilutive securities	752,709	977,877
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	67,982,362	69,677,438
Earnings per share two-class method
Basic	$3.11	$3.11
Diluted	$3.07	$3.07

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

Business Environment
Given Grainger's large number of customers and the diverse industries it serves, several economic factors and industry trends tend to shape Grainger’s business environment. The overall economy and leading economic indicators provide general insight into projecting Grainger's growth. Grainger’s sales in the United States and Canada tend to positively correlate with Gross Domestic Product (GDP), Industrial Production, Exports and Business Investment. In the United States, sales also tend to positively correlate with Business Inventory. In Canada, sales also tend to positively correlate with oil prices. The table below provides these estimated indicators for 2015:

	2015 Forecasted Growth
	United States	Canada
GDP	2.8%	1.9%
Industrial Production	1.9%	1.3%
Exports	2.2%	3.9%
Business Investment	7.9%	(1.2)%
Business Inventory	3.1%	—
Oil Prices	$48/barrel	$48/barrel
Source: Global Insight (April 2015)

In the United States, exports and business investment are two major indicators of MRO spend. According to Global Insight, export volumes fell in the first quarter of 2015 due to port slowdowns on the West Coast and the strengthening U.S. dollar. For the remainder of the year, exports are projected to grow in the low single digits. The 50% decline in crude oil prices over the past year had a significant impact on business investment in the first quarter of 2015, specifically within the oil and natural gas industries. The United States business was negatively impacted as it has customers in these industries, but not to the extent of the Canadian business which is heavily dependent on the natural resources sector.
The light and heavy manufacturing customer end markets, which represent approximately 30% of Grainger’s sales, have historically correlated with manufacturing employment levels and manufacturing output. The United States Department of Labor reported an increase of 1.5% in manufacturing employment levels from March 2014 to March 2015. According to the Federal Reserve, manufacturing output increased 2.4% from March 2014 to March 2015. Grainger’s heavy and light manufacturing customer end-markets performed consistent with these indicators as sales to these customer end-markets increased in the low to mid-single digits for the first three months of 2015.
While 2015 forecasted GDP growth for Canada is positive, the Canadian economy experienced pressure in the first three months of 2015 as the Canadian dollar weakened relative to the U.S. dollar to new six-year lows and as oil and commodity prices remained low. As a result, the outlook for business investment is weak according to the Bank of Canada. These market factors led to weaker performance in the Alberta region, which represents slightly more than one-third of sales in the Canadian business and is heavily dependent on the oil and gas industries. Sales to the oil and gas sector for the Canadian business were down in the low teens for the first three months of 2015.
Outlook
On April 16, 2015, Grainger revised the 2015 sales growth guidance from a range of 3 to 7 percent to a range of 1 to 4 percent and also revised the 2015 earnings per share guidance from a range of $12.60 to $13.60 to a range of $12.25 to $12.95. The revised sales and earnings per share guidance reflects expectations of slower macroeconomic growth, planned additional investment in sales force expansion and plans to repurchase an incremental $1 billion of shares in 2015 beyond the $400 million previously announced.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability
There were 63 sales days in the first quarter of 2015 and 2014. Grainger completed the WFS Enterprises, Inc. (WFS) acquisition in the third quarter of 2014 and announced plans to close the business in Brazil in the fourth quarter of 2014, both of which were immaterial individually and in the aggregate.

Results of Operations – Three Months Ended March 31, 2015
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Three Months Ended March 31,
	As a Percent of Net Sales		Percent Increase/(Decrease)
	2015	2014
Net sales	100.0%	100.0%	2.3%
Cost of merchandise sold	55.2	54.9	2.8
Gross profit	44.8	45.1	1.7
Operating expenses	30.4	30.2	2.9
Operating earnings	14.4	14.9	(0.9)
Other income (expense)	(0.1)	(0.1)	32.4
Income taxes	5.5	5.6	0.7
Noncontrolling interest	0.1	0.1	30.3
Net earnings attributable to W.W. Grainger, Inc.	8.7%	9.1%	(2.6)%

Grainger’s net sales of $2,440 million for the first quarter of 2015 increased 2% compared with sales of $2,386 million for the comparable 2014 quarter. The 2% increase for the quarter consisted of the following:

Percent Increase/(Decrease)
Volume	4
Business acquisition	1
Foreign exchange	(3)
Total	2%

Sales to most customer end markets increased in the first quarter of 2015. The increase in net sales was led by growth in sales to diversified commercial services, light manufacturing, government and heavy manufacturing customers. The sales growth was partially offset by declines to the natural resources, resellers and contractors customer end markets. Refer to the Segment Analysis below for further details.

Gross profit of $1,094 million for the first quarter of 2015 increased 2%. The gross profit margin during the first quarter of 2015 decreased 0.3 percentage point when compared to the same period in 2014, primarily driven by lower margins from the WFS acquisition in Canada and lower margins in several of the other businesses.

Operating expenses of $742 million for the first quarter of 2015 increased 3% from $722 million for the comparable 2014 quarter, driven primarily by $33 million in incremental growth and infrastructure spending, partially offset by savings from productivity initiatives in the United States.

Operating earnings for the first quarter of 2015 were $351 million, a decrease of 1% compared to the first quarter of 2014. The decrease in operating earnings was primarily driven by lower gross profit margins and negative operating expense leverage.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings attributed to W.W. Grainger, Inc. for the first quarter of 2015 decreased by 3% to $211 million from $217 million in the first quarter of 2014. Diluted earnings per share of $3.07 in the first quarter of 2015 were flat to the $3.07 for the first quarter of 2014, due to lower earnings offset by lower average shares outstanding. Diluted earnings per share in the first quarter of 2015 included $0.02 in charges related to shutting down the business in Brazil and $0.01 in restructuring costs for the business in Europe.

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

United States
Net sales were $1,971 million for the first quarter of 2015, an increase of $74 million, or 4%, when compared with net sales of $1,897 million for the same period in 2014. The 4% increase for the quarter consisted of the following:

Percent Increase
Volume	2
Ebola related sales	1
Intersegment sales to Zoro	1
Total	4%

The increase in net sales was led by high single digit growth to commercial service customers, followed by mid-single digit growth to light manufacturing, government and retail customers. The growth with commercial service customers was primarily driven by the Healthcare sector, partially due to Ebola-related sales. Heavy manufacturing customers were up in the low single digits and net sales to contractors were down in the low single digits. The natural resources and resellers customer segments were both down in the mid-single digits. Sales to Zoro also contributed to sales growth as the U.S. business' supply chain network is Zoro's primary source of inventory.

The gross profit margin for the first quarter of 2015 decreased 0.4 percentage point compared to the same period in 2014, driven by the lower transfer price on intersegment sales to Zoro. Excluding sales to Zoro, gross profit margins were essentially flat versus prior year.

Operating expenses were up 3% in the first quarter of 2015 versus the first quarter of 2014, driven by $22 million of incremental spending on growth initiatives such as new sales representatives, eCommerce and advertising. The spending on growth initiatives was partially offset by increased productivity in indirect purchasing.

Operating earnings of $366 million for the first quarter of 2015 increased 4% from $354 million for the first quarter of 2014, driven by higher sales and positive operating expense leverage, partially offset by lower gross margins.

Canada
Net sales were $235 million for the first quarter of 2015, a decrease of $19 million, or 8%, when compared with $254 million for the same period in 2014. In local currency, sales increased 3%. The 8% decrease for the quarter consisted of the following:

Percent Increase/(Decrease)
Foreign exchange	(11)
Business acquisition	7
Price	2
Volume	(6)
Total	(8)%

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales performance in Canada was driven by declines in the oil and gas, construction, reseller, commercial, retail and heavy manufacturing customer end markets, partially offset by growth from utilities, light manufacturing, transportation and forestry customer end markets. The Alberta region, which represents approximately one-third of the sales in the Canadian business, was negatively impacted by lower oil prices as customers deferred spending.

The gross profit margin decreased 0.7 percentage point in the first quarter of 2015 versus the first quarter of 2014, due to lower margins from WFS, the newly acquired business. Excluding the impact of WFS, gross margins were flat with price increases and higher freight revenue offsetting the effect of unfavorable foreign exchange from products sourced from the United States.

Operating expenses were up 3% in the first quarter of 2015 versus the first quarter of 2014. In local currency, operating expenses increased 16%, primarily due to incremental costs from WFS, higher ongoing and one-time costs related to the relocation to the new Toronto distribution center and incremental spending related to information technology investments.

Operating earnings of $9 million for the first quarter of 2015 were down $12 million, or 56%, versus the first quarter of 2014. In local currency, operating earnings decreased by 50%, driven by lower gross profit margins and negative operating expense leverage.

Other Businesses
Net sales for other businesses, which include Zoro and operations in Europe, Asia and Latin America, were $298 million for the first quarter of 2015, an increase of $23 million, or 8%, when compared with net sales of $275 million for the same period in 2014. The drivers of net sales for the quarter consisted of the following:

Percent Increase/(Decrease)
Volume/Price	21
Foreign exchange	(13)
Total	8%

Operating earnings were $10 million in the first quarter of 2015 versus $8 million in the first quarter of 2014. The earnings performance for the quarter versus prior year was primarily driven by improved earnings from Zoro and the business in Japan, as well as reduced losses in China. The increases in earnings were partially offset by startup costs for the single channel online business in Europe, costs associated with the shutdown of the business in Brazil and planned restructuring expenses for the business in Europe, which are expected to continue through the second half of 2015.

Income Taxes
Grainger’s effective income tax rates were 38.4% and 37.7% for the three months ended March 31, 2015 and 2014, respectively. The increase was primarily due to more earnings in the United States versus other jurisdictions with lower tax rates.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Cash Flow
Cash from operating activities continues to serve as Grainger’s primary source of liquidity. Net cash provided by operating activities was $156 million and $168 million for the three months ended March 31, 2015 and 2014, respectively. Lower cash flows from operating activities was driven primarily by lower earnings and other changes in operating assets and liabilities.

Net cash used in investing activities was $92 million and $52 million for the three months ended March 31, 2015 and 2014, respectively. The higher use of cash was driven by cash expended for additions to property, buildings, and equipment, mostly related to supply chain investments.

Net cash used in financing activities was $40 million and $166 million for the three months ended March 31, 2015 and 2014, respectively. The $126 million decrease in cash used in financing activities for the three months ended March 31, 2015 was due to an increase in the amount of commercial paper outstanding.

Working Capital
Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt and current maturities of long-term debt).

Working capital at March 31, 2015, was $1,802 million, an increase of $105 million when compared to $1,697 million at December 31, 2014. The working capital assets to working capital liabilities ratio increased to 2.7 at March 31, 2015, from 2.4 at December 31, 2014. The increase primarily related to lower accounts payable balances as well as lower profit sharing accruals due to the timing of annual payments.

Debt
Grainger maintains a debt ratio and liquidity position that provide flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit. Total debt as a percent of total capitalization was 16.4% at March 31, 2015, and 12.9% at December 31, 2014.

On April 16, 2015, Grainger announced plans to issue $1.8 billion in long-term debt over the next three years, to partially fund the repurchasing of $3 billion in shares. The remaining amount is expected to be funded from internally generated cash. Grainger expects to issue $1 billion of long-term debt in June 2015. With the new long-term debt, Grainger expects to maintain a debt to EBITDA ratio in the 1.0-1.5x range.

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

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimates are made and when there are different estimates that management reasonably could have made, which would have a material impact on the presentation of Grainger’s financial condition, changes in financial condition or results of operations. For a description of Grainger’s critical accounting policies see Grainger's Annual Report on Form 10-K for the year ended December 31, 2014.

Forward-Looking Statements
This Form 10-Q contains statements that are not historical in nature but concern future results and business plans, strategies and objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws. These forward-looking statements include, but are not limited to, the Company’s expected or forecasted sales, earnings, tax rate, share repurchases, long-term debt, or earnings per share, and any associated guidance.

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

For quantitative and qualitative disclosures about market risk, see “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in Grainger's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

W.W. Grainger, Inc. and Subsidiaries

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – First Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Jan 1 – Jan 31	30,597	$235.07	30,597	8,515,284
Feb 1 – Feb 28	365,190	$237.58	365,190	8,150,094
Mar 1 – Mar 31	238,594	$234.67	238,594	7,911,500
Total	634,381	$236.37	634,381

(A)	There were no shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

(C)
Purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors on April 30, 2014. Activity is reported on a trade date basis. On April 6, 2015, the Board of Directors rescinded the existing program and authorized a new program to repurchase an aggregate amount of up to 15 million shares.

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

W.W. Grainger, Inc.
(Registrant)
Date:	April 30, 2015	By:	/s/ R. L. Jadin
R. L. Jadin, Senior Vice President and Chief Financial Officer
Date:	April 30, 2015	By:	/s/ W. Lomax
W. Lomax, Vice President and Controller