Form 10-Q
period 2015-06-30
GRAINGER W W INC
filed 2015-07-30
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
OR

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
Yes [  ]  No [X]

There were 65,975,137 shares of the Company’s Common Stock outstanding as of June 30, 2015.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$2,522,565	$2,506,104	$4,962,226	$4,891,731
Cost of merchandise sold	1,449,133	1,425,418	2,795,052	2,735,074
Gross profit	1,073,432	1,080,686	2,167,174	2,156,657
Warehousing, marketing and administrative expenses	716,715	739,935	1,459,209	1,461,567
Operating earnings	356,717	340,751	707,965	695,090
Other income and (expense):
Interest income	277	413	469	1,053
Interest expense	(4,184)	(2,757)	(5,819)	(5,620)
Loss from equity method investment	(4,302)	—	(4,302)	—
Other non-operating income	484	177	726	345
Other non-operating expense	(306)	(159)	(2,714)	(830)
Total other expense	(8,031)	(2,326)	(11,640)	(5,052)
Earnings before income taxes	348,686	338,425	696,325	690,038
Income taxes	123,451	129,348	256,944	261,906
Net earnings	225,235	209,077	439,381	428,132
Less: Net earnings attributable to noncontrolling interest	4,687	3,162	7,818	5,564
Net earnings attributable to W.W. Grainger, Inc.	$220,548	$205,915	$431,563	$422,568
Earnings per share:
Basic	$3.28	$2.97	$6.38	$6.08
Diluted	$3.25	$2.94	$6.32	$6.00
Weighted average number of shares outstanding:
Basic	66,652,130	68,453,602	66,939,110	68,576,232
Diluted	67,317,131	69,341,885	67,647,689	69,509,125
Cash dividends paid per share	$1.17	$1.08	$2.25	$2.01

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net earnings	$225,235	$209,077	$439,381	$428,132
Other comprehensive earnings (losses):
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax benefit of $0, $2,098, $0 and $75, respectively	9,061	23,309	(66,954)	8,175
Net investment hedge, net of tax (expense) benefit of $0, $(1,987), $0 and $255, respectively	—	3,185	—	(409)
Net foreign currency translation (loss)	9,061	26,494	(66,954)	7,766
Defined postretirement benefit plan:
Reclassification adjustments related to amortization, net of tax benefit (expense) of $512, $(1,687), $1,021 and $(1,051), respectively	(810)	6,031	(1,623)	5,013
Derivative instrument change in fair value of cash flow hedge	245	(9)	727	23
Comprehensive earnings, net of tax	233,731	241,593	371,531	440,934
Less: Comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	4,687	3,162	7,818	5,564
Foreign currency translation adjustments	(1,509)	1,551	(1,802)	3,030
Comprehensive earnings attributable to W.W. Grainger, Inc.	$230,553	$236,880	$365,515	$432,340

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
ASSETS	June 30, 2015	Dec 31, 2014
CURRENT ASSETS
Cash and cash equivalents	$819,786	$226,644
Accounts receivable (less allowances for doubtful
accounts of $20,600 and $22,121, respectively)	1,197,856	1,172,924
Inventories – net	1,302,977	1,356,396
Prepaid expenses and other assets	95,008	102,669
Deferred income taxes	60,295	61,387
Prepaid income taxes	47,824	47,529
Total current assets	3,523,746	2,967,549
PROPERTY, BUILDINGS AND EQUIPMENT	3,150,247	3,115,130
Less: Accumulated depreciation and amortization	1,825,696	1,790,784
Property, buildings and equipment – net	1,324,551	1,324,346
DEFERRED INCOME TAXES	17,360	16,718
GOODWILL	486,612	506,905
OTHER ASSETS AND INTANGIBLES – NET	474,640	467,531
TOTAL ASSETS	$5,826,909	$5,283,049

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	June 30, 2015	Dec 31, 2014
CURRENT LIABILITIES
Short-term debt	$30,495	$56,896
Current maturities of long-term debt	26,275	23,404
Trade accounts payable	498,416	554,088
Accrued compensation and benefits	155,048	191,696
Accrued contributions to employees’ profit sharing plans	70,130	178,076
Accrued expenses	255,910	245,300
Income taxes payable	10,828	12,256
Total current liabilities	1,047,102	1,261,716
LONG-TERM DEBT (less current maturities)	1,348,642	403,333
DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	95,464	95,455
EMPLOYMENT-RELATED AND OTHER NON-CURRENT LIABILITIES	236,263	238,444
SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	54,830	54,830
Additional contributed capital	975,147	948,340
Retained earnings	6,615,081	6,335,990
Accumulated other comprehensive losses	(162,721)	(96,673)
Treasury stock, at cost – 43,684,082 and 42,227,178 shares, respectively	(4,461,822)	(4,032,615)
Total W.W. Grainger, Inc. shareholders’ equity	3,020,515	3,209,872
Noncontrolling interest	78,923	74,229
Total shareholders' equity	3,099,438	3,284,101
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,826,909	$5,283,049

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$439,381	$428,132
Provision for losses on accounts receivable	4,630	4,782
Deferred income taxes and tax uncertainties	1,995	(9,605)
Depreciation and amortization	106,937	93,796
Stock-based compensation	27,043	28,988
(Gains) losses from non-cash charges and sales of assets	(51)	14,576
Losses from equity method investment	4,302	—
Change in operating assets and liabilities – net of business acquisitions and divestitures:
Accounts receivable	(50,586)	(98,574)
Inventories	26,075	(13,497)
Prepaid expenses and other current assets	6,929	(4,610)
Trade accounts payable	(29,144)	2,852
Accrued liabilities	(169,123)	(127,930)
Current income taxes payable	(847)	1,601
Employment-related and other non-current liabilities	4,231	6,712
Other – net	(2,267)	1,243
Net cash provided by operating activities	369,505	328,466
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment	(170,873)	(156,210)
Proceeds from sales of property, buildings and equipment	10,119	5,416
Equity method investment	(10,190)	—
Net cash received for business divestitures	1,114	19,199
Other – net	(567)	—
Net cash used in investing activities	(170,397)	(131,595)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	26,842	44,686
Payments against lines of credit	(46,649)	(64,634)
Proceeds from issuance of long-term debt and commercial paper borrowings	995,880	54,997
Payments of long-term debt and commercial paper	(30,597)	(9,538)
Proceeds from stock options exercised	35,549	31,816
Excess tax benefits from stock-based compensation	17,106	22,177
Purchase of treasury stock	(442,595)	(235,847)
Cash dividends paid	(153,906)	(140,885)
Net cash provided by (used in) financing activities	401,630	(297,228)
Exchange rate effect on cash and cash equivalents	(7,596)	1,420
NET CHANGE IN CASH AND CASH EQUIVALENTS	593,142	(98,937)
Cash and cash equivalents at beginning of year	226,644	430,644
Cash and cash equivalents at end of period	$819,786	$331,707

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

In July 2015, the FASB announced a one-year delay in the effective date of ASU 2014-09, Revenue from Contracts with Customers. The standard will now be effective for interim and annual periods beginning after December 15, 2017. The standard also permits adoption as early as the original effective date, which was for interim and annual periods beginning after December 15, 2016. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU which is effective for fiscal years and interim periods beginning after December 15, 2015, changes the presentation of debt issuance costs in financial statements as a direct deduction from the related debt liability rather than as an asset. Early adoption is permitted and retrospective application is required. Effective June 30, 2015, the Company has adopted ASU 2015-03 and the Condensed Consolidated Balance Sheet was retroactively restated under the new presentation. The adoption of ASU 2015-03 did not have a material impact to the Company's consolidated financial statements, as existing debt issuance costs were immaterial.

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

3.    DIVIDEND

On July 29, 2015, the Company’s Board of Directors declared a quarterly dividend of $1.17 per share, payable September 1, 2015, to shareholders of record on August 10, 2015.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.    LONG-TERM DEBT

On June 11, 2015, the Company issued $1 billion of unsecured 4.60% Senior Notes (the "Notes") that mature on June 15, 2045. The Notes require no principal payments until the maturity date and interest is payable semi-annually on June 15 and December 15, beginning on December 15, 2015. Prior to December 15, 2044, the Company may redeem the Notes in whole at any time or in part from time to time at a “make-whole” redemption price. This redemption price is calculated by reference to the then current yield on a US treasury security with a maturity comparable to the remaining term of the Notes plus 25 basis points, together with accrued and unpaid interest, if any, to the redemption date. On or after December 15, 2044, the Company may redeem the Notes in whole at any time or in part from time to time at 100% of their principal amount, together with accrued and unpaid interest, if any, to the redemption date. Costs of approximately $10 million associated with the issuance of the Notes, representing underwriting fees and other expenses, have been recorded as a contra-liability within Long-term debt and will be amortized to interest expense over the term of the Notes.

The approximate fair value of the Company's Notes is $1 billion as of June 30, 2015, and approximates the carrying amount. The estimated fair value of the Company’s Notes was based on available external pricing data and current market rates for similar debt instruments, among other factors, and are classified as level 2 inputs within the fair value hierarchy.

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

As of June 30, 2015 and December 31, 2014, the fair value of the Company's interest rate swap included on the balance sheet as a liability under Employment-related and other noncurrent liabilities was $1 million and $2 million, respectively. The purpose of the interest rate swap is to partially hedge the future interest expense of the euro-denominated term loan entered into to fund a portion of the Fabory acquisition in 2011. The swap matures in August 2016. All remaining derivative instruments were immaterial individually and in the aggregate as of June 30, 2015 and December 31, 2014.

6.    EQUITY METHOD INVESTMENT

In May 2015, the Company invested in a limited liability company (“LLC”) established to produce refined coal, which is then sold to a utility to produce electricity.  The production and sale of refined coal is eligible for renewable energy tax credits under Section 45 of the Internal Revenue Code.  Under the terms of the investment, effective control lies with a co-investor who manages the day-to-day operations of the entity.  The Company will fund its share of operating expenses of the entity through January 2019 and receive tax credits in proportion to its equity investment. The investment will be accounted for under the equity method of accounting.  As of June 30, 2015, the investment balance was $6 million and is included on the balance sheet under Other assets and intangibles-net. During the period, the Company recorded $4 million in equity losses and the tax benefit of energy tax credits is reflected in the Company’s effective tax rate.

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

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$2,532	$2,252	$5,064	$4,503
Interest cost	2,412	2,637	4,824	5,274
Expected return on assets	(2,594)	(2,060)	(5,188)	(4,119)
Amortization of transition asset	—	(35)	—	(71)
Amortization of unrecognized losses	378	195	756	390
Amortization of prior service credits	(1,700)	(1,814)	(3,400)	(3,627)
Net periodic benefit costs	$1,028	$1,175	$2,056	$2,350

The Company has established a Group Benefit Trust to fund the plan and process benefit payments. The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended.  There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC. During the three and six months ended June 30, 2015, the Company contributed $1.7 million and $2.1 million, respectively, to the trust.

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

	Three Months Ended June 30, 2015
	United States	Canada	Other Businesses	Total
Total net sales	$2,030,633	$239,466	$318,898	$2,588,997
Intersegment net sales	(65,394)	(17)	(1,021)	(66,432)
Net sales to external customers	$1,965,239	$239,449	$317,877	$2,522,565
Segment operating earnings	$369,533	$9,499	$15,158	$394,190

	Three Months Ended June 30, 2014
	United States	Canada	Other Businesses	Total
Total net sales	$1,992,955	$264,046	$298,926	$2,555,927
Intersegment net sales	(49,358)	(42)	(423)	(49,823)
Net sales to external customers	$1,943,597	$264,004	$298,503	$2,506,104
Segment operating earnings	$365,099	$19,212	$(456)	$383,855

	Six Months Ended June 30, 2015
	United States	Canada	Other Businesses	Total
Total net sales	$4,002,088	$473,996	$616,697	$5,092,781
Intersegment net sales	(128,585)	(53)	(1,917)	(130,555)
Net sales to external customers	$3,873,503	$473,943	$614,780	$4,962,226
Segment operating earnings	$735,622	$18,886	$24,684	$779,192

	Six Months Ended June 30, 2014
	United States	Canada	Other Businesses	Total
Total net sales	$3,890,265	$518,342	$573,832	$4,982,439
Intersegment net sales	(90,225)	(88)	(395)	(90,708)
Net sales to external customers	$3,800,040	$518,254	$573,437	$4,891,731
Segment operating earnings	$718,786	$40,508	$8,019	$767,313

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	United States	Canada	Other Businesses	Total
Segment assets:
June 30, 2015	$2,188,815	$348,508	$356,992	$2,894,315
December 31, 2014	$2,181,521	$394,342	$345,987	$2,921,850

Following are reconciliations of segment information with the consolidated totals per the financial statements (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating earnings:
Total operating earnings for operating segments	$394,190	$383,855	$779,192	$767,313
Unallocated expenses and eliminations	(37,473)	(43,104)	(71,227)	(72,223)
Total consolidated operating earnings	$356,717	$340,751	$707,965	$695,090

	June 30, 2015	Dec 31, 2014
Assets:
Total assets for operating segments	$2,894,315	$2,921,850
Other current and non-current assets	2,069,484	2,113,900
Unallocated assets	863,110	247,299
Total consolidated assets	$5,826,909	$5,283,049

Assets for operating segments include net accounts receivable and first-in, first-out inventory which are reported to the Company's Chief Operating Decision Maker. Other current and non-current assets include all other asset balances for the operating segments.

Unallocated expenses and unallocated assets primarily relate to the Company headquarter's support services, which are not part of any business segment, as well as intercompany eliminations. Unallocated expenses include payroll and benefits, depreciation and other costs associated with headquarters-related support services. Unallocated assets include non-operating cash and cash equivalents, certain prepaid expenses and property, buildings and equipment-net. Unallocated assets increased by $616 million at June 30, 2015 compared to December 31, 2014, primarily due to increased cash balances from the issuance of $1 billion in long-term debt.

Intersegment net sales for the U.S. segment increased by $38 million for the six months of 2015 compared to the prior year, driven by increased sales from the U.S. business to Zoro. The U.S. business' supply chain network is Zoro's primary source of inventory.

Other current and non-current assets decreased by $44 million at June 30, 2015 compared to December 31, 2014, primarily due to lower goodwill and intangible balances, as a result of foreign currency translation.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net earnings attributable to W.W. Grainger, Inc. as reported	$220,548	$205,915	$431,563	$422,568
Distributed earnings available to participating securities	(742)	(727)	(1,510)	(1,562)
Undistributed earnings available to participating securities	(1,418)	(1,666)	(2,879)	(3,765)
Numerator for basic earnings per share – Undistributed and distributed earnings available to common shareholders	218,388	203,522	427,174	417,241
Undistributed earnings allocated to participating securities	1,418	1,666	2,879	3,765
Undistributed earnings reallocated to participating securities	(1,404)	(1,645)	(2,850)	(3,716)
Numerator for diluted earnings per share – Undistributed and distributed earnings available to common shareholders	$218,402	$203,543	$427,203	$417,290
Denominator for basic earnings per share – weighted average shares	66,652,130	68,453,602	66,939,110	68,576,232
Effect of dilutive securities	665,001	888,283	708,579	932,893
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	67,317,131	69,341,885	67,647,689	69,509,125
Earnings per share two-class method
Basic	$3.28	$2.97	$6.38	$6.08
Diluted	$3.25	$2.94	$6.32	$6.00

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

11.    SUBSEQUENT EVENTS

On July 30, 2015, the Company announced an agreement to acquire Cromwell Group (Holdings) Limited, together with its subsidiaries, a distributor of MRO products headquartered in Leicester, England, for £310 million GBP, subject to customary adjustments.  The transaction is expected to be completed in early September 2015. The acquisition will be funded with debt, both in the United Kingdom and United States.

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

	United States		Canada
	2015 Forecast (April)	2015 Forecast (July)	2015 Forecast (April)	2015 Forecast (July)
GDP	2.8%	2.2%	1.9%	1.5%
Industrial Production	1.9%	1.5%	1.3%	(1.8)%
Exports	2.2%	2.2%	3.9%	2.9%
Business Investment	7.9%	5.3%	(1.2)%	(2.1)%
Business Inventory	3.1%	2.7%	—	—
Oil Prices	$48/barrel	$55/barrel	$48/barrel	$55/barrel
Source: Global Insight

In the United States, exports and business investment are two major indicators of MRO spend. According to Global Insight, export volumes slowed in the first half of 2015 due to the strengthening U.S. dollar and port slowdowns on the West Coast. For the remainder of the year, exports are projected to grow in the low single digits. The large decline in crude oil prices over the past year had a significant impact on business investment, specifically within energy-related industries where companies have reduced capital spending. The United States business was negatively impacted as it has customers in these industries, but not to the extent of the Canadian business which is heavily dependent on the natural resources sector.
The light and heavy manufacturing customer end markets, which represent approximately 30% of Grainger’s sales, have historically correlated with manufacturing employment levels and manufacturing output. The United States Department of Labor reported an increase of 1.3% in manufacturing employment levels from June 2014 to June 2015. According to the Federal Reserve, manufacturing output increased 1.8% from June 2014 to June 2015. Grainger’s heavy and light manufacturing customer end-markets performed consistent with these indicators as sales to these customer end-markets increased in the low to mid-single digits for the six months of 2015.
According to Global Insight, the Canadian economy deteriorated through the first half of 2015 as the Canadian dollar weakened relative to the U.S. dollar to new six-year lows and as oil and commodity prices remained low. As a result, the outlook for business investment is weak, especially as companies in energy-related geographies and sectors plan to further curtail capital spending, according to the Bank of Canada. These market factors led to weaker performance in the Alberta region, which represents slightly more than one-third of sales in the Canadian business and is heavily dependent on the oil and gas industries. Sales to the oil and gas sector for the Canadian business were down in the mid-teens for the six months of 2015.
Outlook
On July 17, 2015, Grainger revised the 2015 sales growth guidance from a range of 1 to 4 percent to a range of 0 to 2 percent and also revised the 2015 earnings per share guidance from a range of $12.25 to $12.95 to a range of $12.00 to $12.50. The revised sales and earnings per share guidance reflects expectations of slower macroeconomic growth.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability
There were 64 sales days in the second quarter of 2015 and 2014. Grainger completed the WFS Enterprises, Inc. (WFS) acquisition in the third quarter of 2014 and announced plans to close the business in Brazil in the fourth quarter of 2014, both of which were immaterial individually and in the aggregate.

Results of Operations – Three Months Ended June 30, 2015
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Three Months Ended June 30,
	As a Percent of Net Sales		Percent Increase/(Decrease)
	2015	2014
Net sales	100.0%	100.0%	0.7%
Cost of merchandise sold	57.4	56.9	1.7
Gross profit	42.6	43.1	(0.7)
Operating expenses	28.5	29.5	(3.1)
Operating earnings	14.1	13.6	4.7
Other income (expense)	(0.3)	(0.1)	245.3
Income taxes	4.9	5.2	(4.6)
Noncontrolling interest	0.2	0.1	48.2
Net earnings attributable to W.W. Grainger, Inc.	8.7%	8.2%	7.1%

Grainger’s net sales of $2,523 million for the second quarter of 2015 increased 1% compared with sales of $2,506 million for the comparable 2014 quarter. The 1% increase for the quarter consisted of the following:

Percent Increase/(Decrease)
Volume	4
Business acquisition	1
Foreign exchange	(3)
Price	(1)
Total	1%

The increase in net sales was led by growth in sales to government, diversified commercial services and light manufacturing customers. The sales growth was partially offset by declines to the natural resources, heavy manufacturing, resellers and contractors customer end markets. Refer to the Segment Analysis below for further details.

Gross profit of $1,073 million for the second quarter of 2015 decreased 1%. The gross profit margin during the second quarter of 2015 decreased 0.5 percentage point when compared to the same period in 2014, primarily driven by faster growth with lower margin customers, lower supplier rebates tied to lower-than-expected volume and price deflation versus cost inflation driven by foreign exchange.

Operating expenses of $717 million for the second quarter of 2015 decreased 3% from $740 million for the comparable 2014 quarter. Operating expenses in 2015 included $2 million in costs associated with shutting down the business in Brazil and restructuring the business in Europe. Operating expenses in 2014 included a $14 million charge related to the transition of the employee retirement plan in Europe. Excluding these charges from both years, operating expenses decreased 2%, driven primarily by lower payroll and benefits and savings from productivity initiatives in the United States, partially offset by $25 million in incremental growth and infrastructure spending.

Operating earnings for the second quarter of 2015 were $357 million, an increase of 5% compared to the second quarter of 2014. Excluding the charges in both years mentioned above, operating earnings increased 1%, driven by higher sales and positive operating expense leverage, partially offset by lower gross profit margins.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings attributed to W.W. Grainger, Inc. for the second quarter of 2015 increased by 7% to $221 million from $206 million in the second quarter of 2014. Diluted earnings per share of $3.25 in the second quarter of 2015 were up 11% versus the $2.94 for the second quarter of 2014, due to higher earnings and lower average shares outstanding.

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

	Three Months Ended
	June 30,
	2015	2014	%
Diluted earnings per share reported	$3.25	$2.94	11%
Restructuring costs in Brazil and Europe	0.02	—
Retirement plan transition	—	0.15
Diluted earnings per share adjusted	$3.27	$3.09	6%

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

United States
Net sales were $2,031 million for the second quarter of 2015, an increase of $38 million, or 2%, when compared with net sales of $1,993 million for the same period in 2014. The 2% increase for the quarter consisted of the following:

Percent Increase/(Decrease)
Volume	2
Intercompany sales to Zoro	1
Price	(1)
Total	2%

The increase in net sales was led by mid-single digit growth to government, commercial service and light manufacturing customers. Retail customers were up in the low single digits and heavy manufacturing and contractors were down in the low single digits. Net sales to resellers were down in the high single digits and the natural resources customer end market was down in the low teens. Low oil prices negatively impacted the performance of the heavy manufacturing and natural resources customer end markets. Sales to Zoro also contributed to sales growth as the U.S. business' supply chain network is Zoro's primary source of inventory.

The gross profit margin for the second quarter of 2015 decreased 0.7 percentage point compared to the same period in 2014, primarily driven by faster growth with large customers, price deflation exceeding cost deflation and the lower transfer price on intercompany sales to Zoro. Excluding sales to Zoro, the gross profit margin decreased 0.4 percentage point versus prior year.

Operating expenses were down slightly in the second quarter of 2015 versus the second quarter of 2014, driven by lower payroll and benefits and savings from productivity initiatives, partially offset by $23 million of incremental spending on growth initiatives such as new sales representatives, eCommerce and inventory management solutions.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings of $370 million for the second quarter of 2015 increased 1% from $365 million for the second quarter of 2014, driven by higher sales and positive operating expense leverage, partially offset by lower gross margins.

Canada
Net sales were $239 million for the second quarter of 2015, a decrease of $25 million, or 9%, when compared with $264 million for the same period in 2014. In local currency, sales increased 2%. The 9% decrease for the quarter consisted of the following:

Percent Increase/(Decrease)
Foreign exchange	(11)
Volume	(10)
Business acquisition	8
Price	4
Total	(9)%

Sales performance in Canada was driven by declines in the oil and gas, construction, reseller, commercial, retail and heavy manufacturing customer end markets, partially offset by growth from government, mining, utilities and light manufacturing customer end markets. The Alberta region, which represents more than one-third of the sales in the Canadian business, decreased 18% versus prior year as it was negatively impacted by lower oil prices. Sales growth for the remaining regions in aggregate was positive.

The gross profit margin decreased 1.1 percentage points in the second quarter of 2015 versus the second quarter of 2014, primarily due to lower margins from WFS. Excluding the impact of WFS, gross margins decreased 0.3 percentage point due to the effect of unfavorable foreign exchange from products sourced from the United States and inventory write-downs associated with transitioning to the new Toronto distribution center, partially offset by price increases and higher freight revenue.

Operating expenses decreased 3% in the second quarter of 2015 versus the second quarter of 2014. In local currency, operating expenses increased 10%, primarily due to incremental costs from WFS, one-time costs related to the relocation to the new Toronto distribution center and incremental spending related to information technology investments.

Operating earnings of $9 million for the second quarter of 2015 were down $10 million, or 51%, versus the second quarter of 2014. In local currency, operating earnings decreased by 44%, driven by lower gross profit margins and negative operating expense leverage.

Other Businesses
Net sales for other businesses, which include Zoro U.S. and operations in Europe, Asia and Latin America, were $319 million for the second quarter of 2015, an increase of $20 million, or 7%, when compared with net sales of $299 million for the same period in 2014. The drivers of net sales for the quarter consisted of the following:

Percent Increase/(Decrease)
Volume/Price	21
Foreign exchange	(14)
Total	7%

Operating earnings were $15 million in the second quarter of 2015 versus breakeven in the second quarter of 2014. Operating earnings in 2015 included $2 million in costs associated with shutting down the business in Brazil and restructuring the business in Europe. Operating earnings in 2014 included a $14 million charge related to the transition of the employee retirement plan in Europe and a $2 million write-off of capitalized software development costs in Mexico. Excluding these charges, operating earnings increased by $2 million versus the comparable 2014 period. The earnings performance for the quarter versus prior year was primarily driven by improved earnings from Zoro U.S. and the business in Japan, partially offset by startup costs for the single channel online business in Europe.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Costs associated with the shutdown of the business in Brazil and restructuring expenses for the business in Europe are expected to continue through the second half of 2015.

Other Income and Expense
Other income and expense was $8 million of expense in the second quarter of 2015 compared to $2 million of expense in the second quarter of 2014. The increase in expense was driven by higher interest expense from the new $1 billion in long-term debt issued in early June, as well as operating losses from a new investment in a limited liability company established to produce clean energy. As discussed below, the operating losses in this investment were offset by energy tax credits that lowered Grainger's tax rate, which provided Grainger with positive net earnings and cash flow.

Income Taxes
Grainger’s tax rates were 35.4% and 38.2% for the three months ended June 30, 2015 and 2014, respectively. The decrease in the tax rate was primarily due to energy tax credits associated with the investment in the limited liability company established to produce clean energy and the related benefit for the first quarter of 2015 recorded in the second quarter. Excluding the first quarter benefit, the tax rate for the second quarter of 2015 was 36.9%. In comparison, the 2014 second quarter reflected a higher tax rate due to the effect of the retirement plan transition in Europe.  Excluding the retirement plan transition cost, the tax rate was 37.7% in the 2014 second quarter. Grainger is expecting a tax rate of approximately 36.6% to 37.2% for 2015.

Matters Affecting Comparability
There were 127 sales days in the six months of 2015 and 2014. Grainger completed the WFS acquisition in the third quarter of 2014 and announced plans to close the business in Brazil in the fourth quarter of 2014, both of which were immaterial individually and in the aggregate.

Results of Operations – Six Months Ended June 30, 2014
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Six Months Ended June 30,
	As a Percent of Net Sales		Percent Increase/(Decrease)
	2015	2014
Net sales	100.0%	100.0%	1.4%
Cost of merchandise sold	56.3	55.9	2.2
Gross profit	43.7	44.1	0.5
Operating expenses	29.4	29.9	(0.2)
Operating earnings	14.3	14.2	1.9
Other income (expense)	(0.2)	(0.1)	130.4
Income taxes	5.2	5.4	(1.9)
Noncontrolling interest	0.2	0.1	40.5
Net earnings attributable to W.W. Grainger, Inc.	8.7%	8.6%	2.1%

Grainger’s net sales of $4,962 million for the six months of 2015 increased 1% compared with sales of $4,892 million for the comparable 2014 period. The 1% increase for the period consisted of the following:

Percent Increase/(Decrease)
Volume	3
Business acquisition	1
Foreign exchange	(3)
Total	1%

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The increase in net sales for the six months of 2015 was led by growth in sales to government, light manufacturing and commercial service customers. The sales growth was partially offset by declines in the natural resources, contractors and reseller end markets. Refer to the Segment Analysis below for further details.

Gross profit of $2,167 million for the six months of 2015 was flat compared to the same period in 2014. The gross profit margin during the six months of 2015 decreased 0.4 percentage point when compared to the same period in 2014, primarily driven by faster growth with lower margin customers, lower supplier rebates tied to lower-than-expected volume and price deflation versus cost inflation driven by foreign exchange.

Operating expenses of $1,459 million for the six months of 2015 were flat to the $1,462 million for the comparable 2014 period. Operating expenses in 2015 included $4 million in costs associated with shutting down the business in Brazil and restructuring the business in Europe. Operating expenses in 2014 included a $14 million charge related to the transition of the employee retirement plan in Europe. Excluding these charges from both years, operating expenses for 2015 were slightly higher than the comparable 2014 period, primarily driven by $58 million in incremental growth and infrastructure spending, offset by lower payroll and benefits and savings from productivity initiatives in the United States.

Operating earnings for the six months of 2015 were $708 million, an increase of $13 million, compared to the six months of 2014. Excluding the charges in both years mentioned above, operating earnings were flat versus prior year. Higher sales and positive operating expense leverage were offset by lower gross profit margins.

Net earnings attributed to W.W. Grainger, Inc. for the six months of 2015 increased by 2% to $432 million from $423 million in the six months of 2014. Diluted earnings per share of $6.32 in the six months of 2015 were 5% higher than the $6.00 for the six months of 2014, due to higher earnings and lower average shares outstanding.

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

	Six Months Ended
	June 30,
	2015	2014	%
Diluted earnings per share reported	$6.32	$6.00	5%
Restructuring costs in Brazil and Europe	0.05	—
Retirement plan transition	—	0.15
Diluted earnings per share adjusted	$6.37	$6.15	4%

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

United States
Net sales were $4,002 million for the six months of 2015, an increase of $112 million, or 3%, when compared with net sales of $3,890 million for the same period in 2014. The 3% increase for the period consisted of the following:

Percent Increase/(Decrease)
Volume	3
Intercompany sales to Zoro	1
Price	(1)
Total	3%

The increase in net sales was led by mid-single digit growth to commercial service, light manufacturing and government customers. Retail and heavy manufacturing customers were up in the low single digits and net sales to contractors were down in the low single digits. Resellers were down in the mid-single digits and the natural resources customer end market was down in the high single digits. Sales to Zoro also contributed to sales growth as the U.S. business' supply chain network is Zoro's primary source of inventory.

The gross profit margin for the six months of 2015 decreased 0.6 percentage point compared to the same period in 2014, primarily driven by faster growth with large customers, price deflation exceeding cost deflation and the lower transfer price on intercompany sales to Zoro. Excluding sales to Zoro, gross profit margins decreased 0.2 percentage point versus prior year.

Operating expenses were up 1% in the six months of 2015 versus the six months of 2014, driven by $45 million of incremental spending on growth initiatives such as new sales representatives, eCommerce and inventory management solutions, partially offset by lower payroll and benefits and savings from productivity initiatives.

Operating earnings of $736 million for the six months of 2015 increased 2% from $719 million for the six months of 2014, driven by higher sales and positive operating expense leverage, partially offset by lower gross margins.

Canada
Net sales were $474 million for the six months of 2015, a decrease of $44 million, or 9%, when compared with $518 million for the same period in 2014. In local currency, sales increased 2%. The 9% decrease for the period consisted of the following:

Percent Increase/(Decrease)
Foreign Exchange	(11)
Volume	(8)
Business acquisition	7
Price	3
Total	(9)%

Sales performance in Canada was driven by declines in the oil and gas, construction, commercial services and heavy manufacturing customer end markets, partially offset by growth from utilities, mining, government and light manufacturing customer end markets.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The gross profit margin decreased 0.9 percentage point in the six months of 2015 versus the six months of 2014, primarily due to lower margins from WFS. Excluding the impact of WFS, gross margins decreased 0.2 percentage point due to the effect of unfavorable foreign exchange from products sourced from the United States and inventory write-downs associated with transitioning to the new Toronto distribution center, partially offset by price increases and higher freight revenue.

Operating expenses in the six months of 2015 were flat versus the six months of 2014. In local currency, operating expenses increased 13%, primarily due to incremental costs from WFS, and one-time costs related to the relocation to the new Toronto distribution center.

Operating earnings of $19 million for the six months of 2015 were down $22 million, or 53%, versus the six months of 2014. In local currency, operating earnings decreased by 47%, driven by negative operating expense leverage and lower gross margins.

Other Businesses
Net sales for other businesses, which include Zoro U.S. and operations in Europe, Asia and Latin America, were $617 million for the six months of 2015, an increase of $43 million, or 7%, when compared with net sales of $574 million for the same period in 2014. The drivers of net sales for the period consisted of the following:

Percent Increase/(Decrease)
Volume/Price	21
Foreign exchange	(14)
Total	7%

Operating earnings of $25 million in the six months of 2015 increased $17 million compared to the six months of 2014.
Operating earnings in 2015 included $4 million in costs associated with shutting down the business in Brazil and restructuring the business in Europe. Operating earnings in 2014 included a $14 million charge related to the transition of the employee retirement plan in Europe and a $2 million write-off of capitalized software development costs in Mexico. Excluding these charges, operating earnings increased by $5 million versus the comparable 2014 period. The earnings performance for the period versus prior year was primarily driven by improved earnings from Zoro U.S. and the business in Japan, partially offset by startup costs for the single channel online business in Europe. Costs associated with the shutdown of the business in Brazil and restructuring expenses for the business in Europe are expected to continue through the second half of 2015.

Other Income and Expense
Other income and expense was $12 million of expense in the six months of 2015 compared to $5 million of expense in the six months of 2014. The increase in expense was primarily driven by operating losses from a new investment in a limited liability company established to produce clean energy. As discussed below, the operating losses in this investment were offset by energy tax credits that lowered Grainger's tax rate, which provided Grainger with positive net earnings and cash flow.

Income Taxes
Grainger’s tax rates were 36.9% and 38.0% for the six months ended June 30, 2015 and 2014, respectively. The decrease in the tax rate was due to energy tax credits associated with the investment in the limited liability company established to produce clean energy. Excluding the retirement plan transition cost, the tax rate was 37.7% in the 2014 period. Grainger is expecting a tax rate of approximately 36.6% to 37.2% for 2015.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Cash Flow
Cash from operating activities continues to serve as Grainger’s primary source of liquidity. Net cash provided by operating activities was $370 million and $328 million for the six months ended June 30, 2015 and 2014, respectively. Higher cash flows from operating activities was driven primarily by higher earnings and other changes in operating assets and liabilities.

Net cash used in investing activities was $170 million and $132 million for the six months ended June 30, 2015 and 2014, respectively. The higher use of cash was driven by cash expended for additions to property, buildings, and equipment, mostly related to supply chain investments. Additionally, in 2015, Grainger made a new investment in a limited liability company established to produce clean energy. The investment provided Grainger with energy tax credits that lowered the tax rate, and positively impacted net earnings and cash flow.

Net cash provided by financing activities was $402 million for the six months ended June 30, 2015, compared to $297 million used in financing activities for the six months ended June 30, 2014. Financing activity for the 2015 period was primarily driven by proceeds from the issuance of $1 billion in long-term debt in early June. This was partially offset by an increase in the purchase of treasury stock and dividends paid.

Working Capital
Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt and current maturities of long-term debt).

Working capital at June 30, 2015, was $1,847 million, an increase of $150 million when compared to $1,697 million at December 31, 2014. The working capital assets to working capital liabilities ratio increased to 2.9 at June 30, 2015, from 2.4 at December 31, 2014. The increase primarily related to lower profit sharing accruals due to the timing of annual payments as well as lower accrued compensation and benefits.

Debt
Grainger maintains a debt ratio and liquidity position that provide flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit. Total debt as a percent of total capitalization was 31.2% at June 30, 2015, and 12.8% at December 31, 2014.

On April 16, 2015, Grainger announced plans to issue $1.8 billion in long-term debt over the next three years, to partially fund the repurchasing of $3 billion in shares. The remaining amount is expected to be funded from internally generated cash. In June 2015, Grainger issued $1 billion in long-term debt, which is the first of three expected debt issuances. The new debt is payable in 30 years and carries a 4.60% interest rate, payable semi-annually. With the new long-term debt, Grainger expects to maintain a debt to EBITDA ratio in the 1.0-1.5x range. EBITDA, which is defined as Earnings before Interest, Taxes, Depreciation and Amortization, is a non-GAAP measure and may not be defined and calculated by other companies in the same manner. See Note 4 to the Condensed Consolidated Financial Statements.

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

W.W. Grainger, Inc. and Subsidiaries

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – Second Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Apr. 1 – Apr. 30	213,303	$246.00	213,303	14,786,697
May 1 – May 31	495,602	$246.56	495,602	14,291,095
June 1 – June 30	580,613	$240.05	580,613	13,710,482
Total	1,289,518	$243.54	1,289,518

(A)	There were no shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

(C)	Purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors on April 6, 2015. Activity is reported on a trade date basis.

Item 6.	Exhibits

(a)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

	(3)	(ii) Bylaws, as amended
	(10)	Material Contracts
(b)(i) Separation Agreement and General Release by and between Grainger and Court Carruthers dated July 22, 2015.
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

W.W. Grainger, Inc.
(Registrant)
Date:	July 30, 2015	By:	/s/ R. L. Jadin
R. L. Jadin, Senior Vice President and Chief Financial Officer
Date:	July 30, 2015	By:	/s/ W. Lomax
W. Lomax, Vice President and Controller