Form 10-Q
period 2015-09-30
GRAINGER W W INC
filed 2015-10-29
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
OR

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
Yes [  ]  No [X]

There were 62,788,526 shares of the Company’s Common Stock outstanding as of September 30, 2015.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$2,532,900	$2,562,263	$7,495,126	$7,453,994
Cost of merchandise sold	1,471,021	1,459,479	4,266,073	4,194,553
Gross profit	1,061,879	1,102,784	3,229,053	3,259,441
Warehousing, marketing and administrative expenses	721,150	717,271	2,180,359	2,178,838
Operating earnings	340,729	385,513	1,048,694	1,080,603
Other income and (expense):
Interest income	464	630	934	1,684
Interest expense	(13,899)	(2,377)	(19,719)	(7,997)
Loss from equity method investment	(5,972)	—	(10,273)	—
Other non-operating income	225	87	950	431
Other non-operating expense	(2,100)	(1,218)	(4,814)	(2,048)
Total other expense	(21,282)	(2,878)	(32,922)	(7,930)
Earnings before income taxes	319,447	382,635	1,015,772	1,072,673
Income taxes	122,825	149,585	379,769	411,491
Net earnings	196,622	233,050	636,003	661,182
Less: Net earnings attributable to noncontrolling interest	4,421	2,728	12,239	8,292
Net earnings attributable to W.W. Grainger, Inc.	$192,201	$230,322	$623,764	$652,890
Earnings per share:
Basic	$2.94	$3.33	$9.33	$9.42
Diluted	$2.92	$3.30	$9.24	$9.30
Weighted average number of shares outstanding:
Basic	64,720,037	68,296,018	66,188,236	68,481,681
Diluted	65,289,144	69,111,945	66,849,766	69,375,083
Cash dividends paid per share	$1.17	$1.08	$3.42	$3.09

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net earnings	$196,622	$233,050	$636,003	$661,182
Other comprehensive earnings (losses):
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax benefit of $0, $2,731, $0 and $2,806, respectively	(53,062)	(73,472)	(120,016)	(65,297)
Net investment hedge, net of tax (expense) benefit of $0, $(2,615), $0 and $(2,360), respectively	—	4,191	—	3,782
Net foreign currency translation (loss)	(53,062)	(69,281)	(120,016)	(61,515)
Defined postretirement benefit plan:
Reclassification adjustments related to amortization, net of tax benefit (expense) of $510, $636, $1,531 and $(415), respectively	(813)	(959)	(2,436)	4,054
Derivative instrument change in fair value of cash flow hedge	256	356	983	379
Comprehensive earnings, net of tax	143,003	163,166	514,534	604,100
Less: Comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	4,421	2,728	12,239	8,292
Foreign currency translation adjustments	1,521	(6,376)	(281)	(3,346)
Comprehensive earnings attributable to W.W. Grainger, Inc.	$137,061	$166,814	$502,576	$599,154

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
ASSETS	Sep 30, 2015	Dec 31, 2014
CURRENT ASSETS
Cash and cash equivalents	$258,151	$226,644
Accounts receivable (less allowances for doubtful
accounts of $21,821 and $22,121, respectively)	1,291,365	1,172,924
Inventories – net	1,367,533	1,356,396
Prepaid expenses and other assets	83,859	102,669
Deferred income taxes	63,506	61,387
Prepaid income taxes	40,272	47,529
Total current assets	3,104,686	2,967,549
PROPERTY, BUILDINGS AND EQUIPMENT	3,283,369	3,115,130
Less: Accumulated depreciation and amortization	1,910,377	1,790,784
Property, buildings and equipment – net	1,372,992	1,324,346
DEFERRED INCOME TAXES	23,641	16,718
GOODWILL	678,311	506,905
OTHER ASSETS AND INTANGIBLES – NET	627,523	467,531
TOTAL ASSETS	$5,807,153	$5,283,049

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	Sep 30, 2015	Dec 31, 2014
CURRENT LIABILITIES
Short-term debt	$211,686	$56,896
Current maturities of long-term debt	149,901	23,404
Trade accounts payable	582,477	554,088
Accrued compensation and benefits	182,002	191,696
Accrued contributions to employees’ profit sharing plans	98,458	178,076
Accrued expenses	308,634	245,300
Income taxes payable	16,039	12,256
Total current liabilities	1,549,197	1,261,716
LONG-TERM DEBT (less current maturities)	1,450,624	403,333
DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	127,713	95,455
EMPLOYMENT-RELATED AND OTHER NON-CURRENT LIABILITIES	233,567	238,444
SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	54,830	54,830
Additional contributed capital	988,513	948,340
Retained earnings	6,730,068	6,335,990
Accumulated other comprehensive losses	(217,861)	(96,673)
Treasury stock, at cost – 46,870,693 and 42,227,178 shares, respectively	(5,194,299)	(4,032,615)
Total W.W. Grainger, Inc. shareholders’ equity	2,361,251	3,209,872
Noncontrolling interest	84,801	74,229
Total shareholders' equity	2,446,052	3,284,101
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,807,153	$5,283,049

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$636,003	$661,182
Provision for losses on accounts receivable	6,416	7,479
Deferred income taxes and tax uncertainties	(6,906)	(2,897)
Depreciation and amortization	164,200	147,751
(Gains) losses from non-cash charges and sales of assets	(709)	15,157
Stock-based compensation	35,627	38,859
Losses from equity method investment	10,273	—
Change in operating assets and liabilities – net of business acquisitions and divestitures:
Accounts receivable	(69,784)	(163,072)
Inventories	12,627	(19,755)
Prepaid expenses and other assets	27,858	17,670
Trade accounts payable	19,126	(5,542)
Accrued liabilities	(102,951)	(45,887)
Current income taxes payable	2,451	4,408
Employment-related and other non-current liabilities	2,401	9,257
Other – net	(702)	(1,777)
Net cash provided by operating activities	735,930	662,833
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment	(253,197)	(240,196)
Proceeds from sales of property, buildings and equipment	12,351	9,062
Equity method investment	(15,687)	—
Net cash paid for business acquisitions, net of divestitures	(463,302)	(10,606)
Other – net	(206)	6,816
Net cash used in investing activities	(720,041)	(234,924)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in commercial paper	177,000	—
Borrowings under lines of credit	48,032	76,016
Payments against lines of credit	(65,764)	(92,595)
Proceeds from issuance of long-term debt	1,241,356	111,647
Payments of long-term debt	(33,938)	(163,968)
Proceeds from stock options exercised	53,688	41,461
Excess tax benefits from stock-based compensation	24,415	29,442
Purchase of treasury stock	(1,177,241)	(317,420)
Cash dividends paid	(230,948)	(215,265)
Net cash provided by (used in) financing activities	36,600	(530,682)
Exchange rate effect on cash and cash equivalents	(20,982)	(8,137)
NET CHANGE IN CASH AND CASH EQUIVALENTS	31,507	(110,910)
Cash and cash equivalents at beginning of year	226,644	430,644
Cash and cash equivalents at end of period	$258,151	$319,734

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

2.    NEW ACCOUNTING STANDARDS

In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU, which is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, changes the consolidation analysis required under U.S. GAAP for limited partnerships and other variable interest entities. Early adoption is permitted and the ASU allows for either retrospective or modified retrospective application. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU, which is effective for fiscal years and interim periods beginning after December 15, 2015, changes the presentation of debt issuance costs in financial statements as a direct deduction from the related debt liability rather than as an asset. Early adoption is permitted and retrospective application is required. Effective June 30, 2015, the Company has adopted ASU 2015-03 and the Condensed Consolidated Balance Sheet was retroactively restated under the new presentation. The adoption of ASU 2015-03 did not have a material impact to the Company's consolidated financial statements, as existing debt issuance costs were immaterial.

In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU, which is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, provides guidance to customers about whether a cloud computing arrangement includes a software license. Early adoption is permitted and the ASU allows for either retrospective or prospective application. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

In July 2015, FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which simplifies the subsequent measurement of inventory by replacing the lower of cost or market test with a lower of cost or net realizable value (NRV) test. NRV is calculated as the estimated selling price less reasonably predictable costs of completion, disposal and transportation. This pronouncement is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2016, and prospective adoption is required. The Company is evaluating the impact of this ASU.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years and interim reporting periods within those fiscal years, beginning after December 15, 2015. Prospective adoption is required. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

3.    DIVIDEND

On October 28, 2015, the Company’s Board of Directors declared a quarterly dividend of $1.17 per share, payable December 1, 2015, to shareholders of record on November 9, 2015.

4.    ACQUISITION

As previously announced, on September 1, 2015, the Company acquired all of the issued share capital of Cromwell Group (Holdings) Limited (Cromwell). With sales of approximately £285 million ($437 million) for fiscal year ending August 31, 2015, prior to the acquisition, Cromwell was the largest independent MRO distributor in the United Kingdom, serving more than 35,000 industrial and manufacturing customers worldwide with more than 80,000 products. The initial aggregate purchase price for the acquisition under the definitive share purchase agreement was £310 million ($476 million), subject to customary adjustment based on, among other things, the amount of cash, debt and working capital in the business as of August 31, 2015. The adjustment is expected to be finalized in the fourth quarter of 2015. The acquisition was partially funded with newly issued debt in the United Kingdom. Goodwill and intangibles recorded totaled approximately $353 million. The purchase price allocation has not been finalized and is subject to change as the Company obtains additional information during the measurement period related to the valuation of the acquired assets and liabilities. Disclosure of pro forma results was not required.

5.    SHORT-TERM AND LONG-TERM DEBT

At September 30, 2015, there was $182 million of commercial paper outstanding, issued for general working capital needs. The commercial paper will fully mature on November 3, 2015.

On June 11, 2015, the Company issued $1 billion of unsecured 4.60% Senior Notes (Notes) that mature on June 15, 2045. The Notes require no principal payments until the maturity date and interest is payable semi-annually on June 15 and December 15, beginning on December 15, 2015. Prior to December 15, 2044, the Company may redeem the Notes in whole at any time or in part from time to time at a “make-whole” redemption price. This redemption price is calculated by reference to the then current yield on a US treasury security with a maturity comparable to the remaining term of the Notes plus 25 basis points, together with accrued and unpaid interest, if any, to the redemption date. On or after December 15, 2044, the Company may redeem the Notes in whole at any time or in part from time to time at 100% of their principal amount, together with accrued and unpaid interest, if any, to the redemption date. Costs of approximately $10 million associated with the issuance of the Notes, representing underwriting fees and other expenses, have been recorded as a contra-liability within Long-term debt and will be amortized to interest expense over the term of the Notes.

The approximate fair value of the Company's Notes is $1 billion as of September 30, 2015, and approximates the carrying amount. The estimated fair value of the Company’s Notes was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as level 2 inputs within the fair value hierarchy.

On August 26, 2015, the Company entered into an agreement for a five year term loan of £160 million and revolving credit facility of up to £20 million. Proceeds of the term loan were used to partially fund the acquisition of Cromwell and to pay certain costs related to the acquisition. Under the agreement, the principal amount of the term loan will be repaid semi-annually in installments of £4 million beginning February 29, 2016, through February 29, 2020. The remaining outstanding amount will be paid August 26, 2020. Cromwell has the right to obtain advances under the revolving credit facility which will be used for general corporate and working capital purposes. The revolver must generally be paid at the conclusion of each interest period as defined in the facility agreement. The loans will bear interest at the London Interbank Offered Rate plus a margin of 0.75% each year. The margin may be adjusted within a range of 0.75% to 3.0% each year depending on the Company's debt rating. As of September 30, 2015, there was no balance outstanding on the revolving credit facility.

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

As of September 30, 2015, the fair value of the Company's interest rate swap was $1 million and included on the balance sheet as a liability under Accrued expenses. As of December 31, 2014, the fair value was $2 million and included on the balance sheet as a liability under Employment-related and other noncurrent liabilities. The purpose of the interest rate swap is to partially hedge the future interest expense of the euro-denominated term loan entered into to fund a portion of the Fabory acquisition in 2011. The swap matures in August 2016. All remaining derivative instruments were immaterial individually and in the aggregate as of September 30, 2015 and December 31, 2014.

7.    EQUITY METHOD INVESTMENT

In May 2015, the Company invested in a limited liability company established to produce refined coal, which is then sold to a utility to produce electricity.  The production and sale of refined coal is eligible for renewable energy tax credits under Section 45 of the Internal Revenue Code.  Under the terms of the investment, effective control lies with a co-investor who manages the day-to-day operations of the entity.  The Company will fund its share of operating expenses of the entity through January 2019 and receive tax credits in proportion to its equity investment. The investment will be accounted for under the equity method of accounting.  As of September 30, 2015, the investment balance was $5 million and is included on the balance sheet under Other assets and intangibles-net. During the nine months of 2015, the Company recorded $10 million in equity losses and the tax benefit of energy tax credits is reflected in the Company’s effective tax rate. The investment contributed $6 million to net earnings for the nine months of 2015.

8.    EMPLOYEE BENEFITS - POSTRETIREMENT

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

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$2,532	$2,251	$7,596	$6,754
Interest cost	2,412	2,637	7,236	7,911
Expected return on assets	(2,594)	(2,059)	(7,782)	(6,178)
Amortization of transition asset	—	(36)	—	(107)
Amortization of unrecognized losses	378	195	1,134	585
Amortization of prior service credits	(1,700)	(1,813)	(5,100)	(5,440)
Net periodic benefit costs	$1,028	$1,175	$3,084	$3,525

The Company has established a Group Benefit Trust to fund the plan and process benefit payments. The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended.  There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC. During the three and nine months ended September 30, 2015, the Company contributed $0.9 million and $3.0 million, respectively, to the trust.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.    SEGMENT INFORMATION

The Company has two reportable segments: the United States and Canada. The United States segment reflects the results of the Company's U.S. operating segment. The Canada segment reflects the results for Acklands – Grainger Inc., the Company’s Canadian operating segment. Other businesses include Zoro, the single channel business in the United States, and operations in Europe, Asia and Latin America. Cromwell, the newly acquired business, has been included in other businesses. These other businesses individually do not meet the definition of a reportable segment. Operating segments generate revenue almost exclusively through the distribution of maintenance, repair and operating supplies, as service revenues account for less than 1% of total revenues for each operating segment. Following is a summary of segment results (in thousands of dollars):

	Three Months Ended September 30, 2015
	United States	Canada	Other Businesses	Total
Total net sales	$2,039,488	$213,132	$354,692	$2,607,312
Intersegment net sales	(73,393)	(21)	(998)	(74,412)
Net sales to external customers	$1,966,095	$213,111	$353,694	$2,532,900
Segment operating earnings	$359,414	$3,587	$14,260	$377,261

	Three Months Ended September 30, 2014
	United States	Canada	Other Businesses	Total
Total net sales	$2,045,077	$278,271	$300,760	$2,624,108
Intersegment net sales	(56,634)	(39)	(5,172)	(61,845)
Net sales to external customers	$1,988,443	$278,232	$295,588	$2,562,263
Segment operating earnings	$386,499	$27,466	$5,162	$419,127

	Nine Months Ended September 30, 2015
	United States	Canada	Other Businesses	Total
Total net sales	$6,041,576	$687,128	$971,389	$7,700,093
Intersegment net sales	(201,978)	(74)	(2,915)	(204,967)
Net sales to external customers	$5,839,598	$687,054	$968,474	$7,495,126
Segment operating earnings	$1,095,036	$22,474	$38,943	$1,156,453

	Nine Months Ended September 30, 2014
	United States	Canada	Other Businesses	Total
Total net sales	$5,935,343	$796,614	$874,592	$7,606,549
Intersegment net sales	(146,860)	(127)	(5,568)	(152,555)
Net sales to external customers	$5,788,483	$796,487	$869,024	$7,453,994
Segment operating earnings	$1,105,286	$67,974	$13,180	$1,186,440

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	United States	Canada	Other Businesses	Total
Segment assets:
September 30, 2015	$2,194,560	$337,019	$520,676	$3,052,255
December 31, 2014	$2,181,521	$394,342	$345,987	$2,921,850

Following are reconciliations of segment information with the consolidated totals per the financial statements (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating earnings:
Total operating earnings for operating segments	$377,261	$419,127	$1,156,453	$1,186,440
Unallocated expenses and eliminations	(36,532)	(33,614)	(107,759)	(105,837)
Total consolidated operating earnings	$340,729	$385,513	$1,048,694	$1,080,603

	Sep 30, 2015	Dec 31, 2014
Assets:
Total assets for operating segments	$3,052,255	$2,921,850
Other current and non-current assets	2,484,149	2,113,900
Unallocated assets	270,749	247,299
Total consolidated assets	$5,807,153	$5,283,049

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

Intersegment net sales for the U.S. segment increased by $55 million for the nine months of 2015 compared to the prior year, driven by increased sales from the U.S. business to Zoro. The U.S. business' supply chain network is Zoro's primary source of inventory.

Segment assets for Canada decreased by $57 million at September 30, 2015 compared to December 31, 2014, primarily due to foreign exchange. The increase in segment assets for other businesses in the same period was primarily driven by the Cromwell acquisition.

Other current and non-current assets increased by $370 million at September 30, 2015 compared to December 31, 2014, primarily due to higher goodwill and intangible balances, as a result of the Cromwell acquisition.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net earnings attributable to W.W. Grainger, Inc. as reported	$192,201	$230,322	$623,764	$652,890
Distributed earnings available to participating securities	(676)	(788)	(2,187)	(2,350)
Undistributed earnings available to participating securities	(1,138)	(1,825)	(4,012)	(5,603)
Numerator for basic earnings per share – Undistributed and distributed earnings available to common shareholders	190,387	227,709	617,565	644,937
Undistributed earnings allocated to participating securities	1,138	1,825	4,012	5,603
Undistributed earnings reallocated to participating securities	(1,129)	(1,803)	(3,972)	(5,532)
Numerator for diluted earnings per share – Undistributed and distributed earnings available to common shareholders	$190,396	$227,731	$617,605	$645,008
Denominator for basic earnings per share – weighted average shares	64,720,037	68,296,018	66,188,236	68,481,681
Effect of dilutive securities	569,107	815,927	661,530	893,402
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	65,289,144	69,111,945	66,849,766	69,375,083
Earnings per share two-class method
Basic	$2.94	$3.33	$9.33	$9.42
Diluted	$2.92	$3.30	$9.24	$9.30

11.    CONTINGENCIES AND LEGAL MATTERS

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

	United States		Canada
	2015 Forecast (July)	2015 Forecast (October)	2015 Forecast (July)	2015 Forecast (October)
GDP	2.2%	2.5%	1.5%	1.0%
Industrial Production	1.5%	1.3%	(1.8)%	(1.0)%
Exports	2.2%	1.7%	2.9%	2.1%
Business Investment	5.3%	3.5%	(2.1)%	(2.7)%
Business Inventory	2.7%	4.2%	—	—
Oil Prices	$55/barrel	$46/barrel	$55/barrel	$46/barrel
Source: Global Insight

In the United States, exports and business investment are two major indicators of MRO spend. According to Global Insight, export volumes have slowed in 2015 and the month of August showed a sharp decline due to three factors: weak global demand, lower oil prices and the strengthening U.S. dollar. For the remainder of the year, exports are projected to grow in the low single digits. The large decline in crude oil prices over the past year has also had a significant impact on business investment in industries such as energy where companies have reduced capital spending. The United States business was negatively impacted as it has customers in these industries, but not to the extent of the Canadian business which is heavily dependent on the natural resources sector.
The light and heavy manufacturing customer end markets, which represent approximately 30% of Grainger’s sales, have historically correlated with manufacturing employment levels and manufacturing output. The United States Department of Labor reported an increase of 0.9% in manufacturing employment levels from September 2014 to September 2015. According to the Federal Reserve, manufacturing output increased 1.4% from September 2014 to September 2015. Grainger’s heavy and light manufacturing customer end-markets performed consistent with these indicators as sales to these customer end-markets in aggregate increased in the low single digits for the nine months of 2015.
According to Global Insight, the Canadian economy has deteriorated in 2015 as the Canadian dollar weakened relative to the U.S. dollar to new 11-year lows and as oil and commodity prices remained low. As a result, the outlook for business investment is weak, especially as companies in energy-related geographies and sectors plan to further curtail capital spending, according to the Bank of Canada. These market factors led to weaker performance in the Alberta region, which represents slightly more than one-third of sales in the Canadian business and is heavily dependent on the oil and gas industries. Sales to the oil and gas sector for the Canadian business were down in the mid-teens for the nine months of 2015.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Outlook
On October 16, 2015, Grainger revised the 2015 sales growth guidance from a range of 0 to 2 percent to a range of -0.5 to 0.5 percent and also revised the 2015 earnings per share guidance from a range of $12.00 to $12.50 to a range of $11.60 to $11.80. The revised sales and earnings per share guidance reflects expectations of continued economic weakness.

Matters Affecting Comparability
There were 64 sales days in the third quarter of 2015 and 2014. Grainger completed the Cromwell Group (Holdings) Limited acquisition in the third quarter of 2015, the WFS Enterprises, Inc. (WFS) acquisition in the third quarter of 2014 and announced plans in the fourth quarter of 2014 to close the business in Brazil. All of these transactions were immaterial individually and in the aggregate.

Results of Operations – Three Months Ended September 30, 2015
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Three Months Ended September 30,
	As a Percent of Net Sales		Percent Increase/(Decrease)
	2015	2014
Net sales	100.0%	100.0%	(1.1)%
Cost of merchandise sold	58.1	57.0	0.8
Gross profit	41.9	43.0	(3.7)
Operating expenses	28.4	28.0	0.5
Operating earnings	13.5	15.0	(11.6)
Other income (expense)	(0.8)	(0.1)	639.5
Income taxes	4.9	5.8	(17.9)
Noncontrolling interest	0.2	0.1	62.0
Net earnings attributable to W.W. Grainger, Inc.	7.6%	9.0%	(16.6)%

Grainger’s net sales of $2,533 million for the third quarter of 2015 decreased 1% compared with sales of $2,562 million for the comparable 2014 quarter. The 1% decrease for the quarter consisted of the following:

Percent Increase/(Decrease)
Volume	1
Business acquisitions	2
Foreign exchange	(3)
Price	(1)
Total	(1)%

The decrease in net sales was driven by negative growth to natural resources, contractors, resellers and heavy manufacturing customers. The sales decline was partially offset by growth to the light manufacturing, government, commercial services and retail customer end markets. Refer to the Segment Analysis below for further details.

Gross profit of $1,062 million for the third quarter of 2015 decreased 4%. The gross profit margin during the third quarter of 2015 decreased 1.1 percentage points when compared to the same period in 2014, primarily driven by faster growth with lower margin customers, price deflation versus slight cost inflation and smaller supplier rebates tied to lower-than-expected volume.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating expenses of $721 million for the third quarter of 2015 increased 1% from $717 million for the comparable 2014 quarter. Operating expenses in 2015 included $11 million in costs associated with the anticipated closing of 26 branches in the United States and other restructuring costs. Excluding these charges, operating expenses decreased 1%, driven primarily by lower payroll and benefits, partially offset by $43 million in incremental growth and infrastructure spending.

Operating earnings for the third quarter of 2015 were $341 million, a decrease of 12% compared to the third quarter of 2014. Excluding the charges mentioned above, operating earnings decreased 9%, driven by lower sales and gross profit margins.

Net earnings attributed to W.W. Grainger, Inc. for the third quarter of 2015 decreased 17% to $192 million from $230 million in the third quarter of 2014. Diluted earnings per share of $2.92 in the third quarter of 2015 were down 12% versus the $3.30 for the third quarter of 2014, due to lower earnings, partially offset by lower average shares outstanding.

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

	Three Months Ended
	September 30,
	2015	2014	%
Diluted earnings per share reported	$2.92	$3.30	(12)%
U.S. Branch closures	0.06	—
Restructuring	0.05	—
Subtotal	$0.11	—
Diluted earnings per share adjusted	$3.03	$3.30	(8)%

Segment Analysis
Grainger’s two reportable segments are the United States and Canada. The United States segment reflects the results of Grainger’s U.S. operating segment. The Canada segment reflects the results for Acklands – Grainger Inc., Grainger’s Canadian operating segment. Other businesses include Zoro U.S. and operations in Europe, Asia and Latin America.

The following comments at the segment and business unit level include external and intersegment net sales and operating earnings. See Note 9 to the Condensed Consolidated Financial Statements.

United States
Net sales were $2,039 million for the third quarter of 2015, a decrease of $6 million, or flat, when compared with net sales of $2,045 million for the same period in 2014. The drivers of net sales for the period consisted of the following:

Percent Increase/(Decrease)
Intercompany sales to Zoro	1
Price	(1)
Total	0%

Sales to natural resource customers were down in the high teens and the heavy manufacturing and reseller customer end markets were down in the mid-single digits. Contractor customers were down in the low single digits and commercial, light manufacturing, retail and government customers were up in the low single digits. Low oil prices negatively impacted the performance of the heavy manufacturing and natural resources customer end markets. Sales to Zoro also contributed to sales growth as the U.S. business' supply chain network is Zoro's primary source of inventory.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The gross profit margin for the third quarter of 2015 decreased 1.2 percentage points compared to the same period in 2014, primarily driven by faster growth with large customers which carry lower margins, price deflation exceeding cost deflation and higher sales to Zoro reflecting the lower transfer price used to account for these intercompany sales. Excluding sales to Zoro, the gross profit margin decreased 0.9 percentage point versus prior year.

Operating expenses were flat in the third quarter of 2015 versus the third quarter of 2014. Operating expenses in 2015 included $9 million in costs relating to the announcement of branch closures and restructuring. Excluding these charges, operating expenses decreased 2 percent driven by lower payroll and benefits, partially offset by $30 million of incremental spending on growth initiatives such as new sales representatives, eCommerce and inventory management solutions.

Operating earnings of $359 million for the third quarter of 2015 decreased 7% from $386 million for the third quarter of 2014. Excluding the charges mentioned above, operating earnings decreased 5%, driven primarily by lower gross profit margins.

Canada
Net sales were $213 million for the third quarter of 2015, a decrease of $65 million, or 23%, when compared with $278 million for the same period in 2014. In local currency, sales decreased 8%. The 23% decrease for the quarter consisted of the following:

Percent Increase/(Decrease)
Volume	(17)
Foreign exchange	(15)
Business acquisition	4
Price	5
Total	(23)%

Sales performance in Canada was driven by declines in the oil and gas, construction, commercial, transportation, retail, heavy manufacturing, government and light manufacturing customer end markets, partially offset by growth to customers in mining, utilities and forestry end markets. The Alberta region, which represents more than one-third of the sales in the Canadian business, decreased 26% versus prior year as it was negatively impacted by lower oil prices. Sales growth for the remaining regions in aggregate was down 3% in local currency.

The gross profit margin decreased 1.3 percentage points in the third quarter of 2015 versus the third quarter of 2014, partially due to lower margins from WFS. Excluding the impact of WFS, gross margins decreased 0.8 percentage point primarily due to the effect of unfavorable foreign exchange from products sourced from the United States and lower supplier rebates, partially offset by price increases.

Operating expenses decreased 5% in the third quarter of 2015 versus the third quarter of 2014. In local currency, operating expenses increased 14%, primarily due to $6 million of incremental spending related to information technology investments, $3 million of incremental costs from WFS and restructuring costs of $1 million. Excluding the information technology spending and restructuring costs, operating expenses increased 3% due to higher payroll and benefits.

Operating earnings of $4 million for the third quarter of 2015 were down $24 million, or 87%, versus the third quarter of 2014. In local currency, operating earnings decreased by 84%. Excluding the information technology spending and restructuring costs mentioned above, operating earnings decreased by 52% driven by lower sales, lower gross profit margins and negative operating expense leverage.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Businesses
Net sales for other businesses, which include Zoro U.S. and operations in Europe, Asia, Latin America, and the newly acquired Cromwell, were $355 million for the third quarter of 2015, an increase of $54 million, or 18%, when compared with net sales of $301 million for the same period in 2014. The drivers of net sales for the quarter consisted of the following:

Percent Increase/(Decrease)
Volume/Price	22
Business acquisition	12
Foreign exchange	(16)
Total	18%

Operating earnings of $14 million for the third quarter of 2015 were up $9 million compared to the third quarter of 2014. The earnings performance for the quarter versus prior year was primarily driven by improved earnings from Zoro U.S. and the business in Japan as well as contribution from Cromwell, partially offset by startup costs for the single channel online business in Europe.

Other Income and Expense
Other income and expense was $21 million of expense in the third quarter of 2015 compared to $3 million of expense in the third quarter of 2014. The increase in expense was driven by higher interest expense from the $1 billion in long-term debt issued in June, as well as operating losses from the investment in a limited liability company established to produce clean energy. As discussed below, the operating losses in this investment were offset by energy tax credits that lowered Grainger's tax rate, which provided Grainger with positive net earnings and cash flow.

Income Taxes
Grainger’s tax rates were 38.4% and 39.1% for the three months ended September 30, 2015 and 2014, respectively. The decrease in the tax rate was primarily due to energy tax credits associated with the investment in the limited liability company established to produce clean energy, partially offset by a higher proportion of earnings from the United States versus other jurisdictions with lower tax rates.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability
There were 191 sales days in the nine months of 2015 and 2014. Grainger completed the Cromwell acquisition in the third quarter of 2015, WFS acquisition in the third quarter of 2014 and announced plans in the fourth quarter of 2014 to close the business in Brazil. All of these transactions were immaterial individually and in the aggregate.

Results of Operations – Nine Months Ended September 30, 2015
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings:

	Nine Months Ended September 30,
	As a Percent of Net Sales		Percent Increase/(Decrease)
	2015	2014
Net sales	100.0%	100.0%	0.6%
Cost of merchandise sold	56.9	56.3	1.7
Gross profit	43.1	43.7	(0.9)
Operating expenses	29.1	29.2	0.1
Operating earnings	14.0	14.5	(3.0)
Other income (expense)	(0.4)	(0.1)	315.2
Income taxes	5.1	5.5	(7.7)
Noncontrolling interest	0.2	0.1	47.6
Net earnings attributable to W.W. Grainger, Inc.	8.3%	8.8%	(4.5)%

Grainger’s net sales of $7,495 million for the nine months of 2015 increased 1% compared with sales of $7,454 million for the comparable 2014 period. The 1% increase for the period consisted of the following:

Percent Increase/(Decrease)
Volume	3
Business acquisitions	1
Foreign exchange	(3)
Total	1%

The increase in net sales for the nine months of 2015 was led by growth in sales to government, light manufacturing and commercial service customers. The sales growth was partially offset by declines in the natural resources, contractors and reseller end markets. Refer to the Segment Analysis below for further details.

Gross profit of $3,229 million for the nine months of 2015 decreased 1%. The gross profit margin during the nine months of 2015 decreased 0.6 percentage point when compared to the same period in 2014, primarily driven by faster growth with lower margin customers, price deflation versus cost inflation and smaller supplier rebates tied to lower-than-expected volume.

Operating expenses of $2,180 million for the nine months of 2015 were flat versus $2,179 million for the comparable 2014 period. Operating expenses in 2015 included $15 million in costs associated with the anticipated closing of 26 branches in the United States and other restructuring costs. Operating expenses in 2014 included a $14 million charge related to the transition of the employee retirement plan in Europe. Excluding these charges from both years, operating expenses for 2015 were flat versus the comparable 2014 period, primarily driven by $101 million in incremental growth and infrastructure spending, offset by lower payroll and benefits.

Operating earnings for the nine months of 2015 were $1,049 million, a decrease of $32 million or 3%, compared to the nine months of 2014. Excluding the charges in both years mentioned above, operating earnings decreased 3%, primarily due to lower gross profit margins.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings attributed to W.W. Grainger, Inc. for the nine months of 2015 decreased by 4% to $624 million from $653 million in the nine months of 2014. Diluted earnings per share of $9.24 in the nine months of 2015 were 1% lower than the $9.30 for the nine months of 2014, due to lower earnings, partially offset by lower average shares outstanding.

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

	Nine Months Ended
	September 30,
	2015	2014	%
Diluted earnings per share reported	$9.24	$9.30	(1)%
U.S. Branch closures	0.06	—
Restructuring	0.10	—
Retirement plan transition	—	0.15
Subtotal	$0.16	$0.15
Diluted earnings per share adjusted	$9.40	$9.45	(1)%

Segment Analysis
Grainger’s two reportable segments are the United States and Canada. The United States segment reflects the results of Grainger’s U.S. operating segment. The Canada segment reflects the results for Acklands – Grainger Inc., Grainger’s Canadian operating segment. Other businesses include Zoro U.S. and operations in Europe, Asia and Latin America.

The following comments at the segment and business unit level include external and intersegment net sales and operating earnings. See Note 9 to the Condensed Consolidated Financial Statements.

United States
Net sales were $6,042 million for the nine months of 2015, an increase of $107 million, or 2%, when compared with net sales of $5,935 million for the same period in 2014. The 2% increase for the period consisted of the following:

Percent Increase/(Decrease)
Volume	2
Intercompany sales to Zoro	1
Price	(1)
Total	2%

The increase in net sales was led by mid-single digit growth to commercial service, light manufacturing and government customers and low single digit growth to retail customers. Resellers were down in the mid-single digits and the natural resources customer end market was down in the low double digits. Sales to Zoro also contributed to sales growth as the U.S. business' supply chain network is Zoro's primary source of inventory.

The gross profit margin for the nine months of 2015 decreased 0.7 percentage point compared to the same period in 2014, primarily driven by faster growth with large customers which carry lower margins, price deflation exceeding cost deflation and higher sales to Zoro reflecting the lower transfer price used to account for these intercompany sales. Excluding sales to Zoro, gross profit margins decreased 0.4 percentage point versus prior year.

Operating expenses were up 1% in the nine months of 2015 versus the nine months of 2014, driven by $75 million of incremental spending on growth initiatives such as new sales representatives, eCommerce and inventory management solutions and also costs related to branch closures and restructuring, partially offset by lower payroll and benefits. Excluding the charges related to branch closures and restructuring, operating expenses were flat versus prior year.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings of $1,095 million for the nine months of 2015 decreased 1% from $1,105 million for the nine months of 2014. Excluding the charges related to branch closures and restructuring, operating earnings were flat driven by positive operating expense leverage, offset by lower sales and lower gross profit margins.

Canada
Net sales were $687 million for the nine months of 2015, a decrease of $110 million, or 14%, when compared with $797 million for the same period in 2014. In local currency, sales decreased 2%. The 14% decrease for the period consisted of the following:

Percent Increase/(Decrease)
Foreign Exchange	(12)
Volume	(12)
Business acquisition	6
Price	4
Total	(14)%

Sales performance in Canada was driven by declines in the oil and gas, construction, commercial services, heavy manufacturing and reseller customer end markets, partially offset by growth from utilities, mining and forestry customer end markets.

The gross profit margin decreased 1.0 percentage point in the nine months of 2015 versus the nine months of 2014, primarily due to lower margins from WFS. Excluding the impact of WFS, gross margins decreased 0.3 percentage point due to the effect of unfavorable foreign exchange from products sourced from the United States, partially offset by price increases and higher freight revenue.

Operating expenses in the nine months of 2015 were down 1% versus the nine months of 2014. In local currency, operating expenses increased 13%, primarily due to incremental costs from WFS and spending related to information technology investments.

Operating earnings of $22 million for the nine months of 2015 were down $46 million, or 67%, versus the nine months of 2014. In local currency, operating earnings decreased by 62%, driven by lower sales, negative operating expense leverage and lower gross profit margins.

Other Businesses
Net sales for other businesses, which include Zoro U.S. and operations in Europe, Asia, Latin America, and the newly acquired Cromwell, were $971 million for the nine months of 2015, an increase of $96 million, or 11%, when compared with net sales of $875 million for the same period in 2014. The drivers of net sales for the period consisted of the following:

Percent Increase/(Decrease)
Volume/Price	22
Business acquisition	4
Foreign exchange	(15)
Total	11%

Operating earnings of $39 million in the nine months of 2015 increased $26 million compared to the nine months of 2014. Operating earnings in 2015 included $5 million in costs associated with shutting down the business in Brazil and restructuring the business in Europe. Operating earnings in 2014 included a $14 million charge related to the transition of the employee retirement plan in Europe. Excluding these charges, operating earnings increased by $17 million versus the comparable 2014 period. The earnings performance for the period versus prior year was primarily driven by improved earnings from Zoro U.S. and the business in Japan, partially offset by startup costs for the single channel online business in Europe.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Income and Expense
Other income and expense was $33 million of expense in the nine months of 2015 compared to $8 million of expense in the nine months of 2014. The increase in expense was driven by higher interest expense from the $1 billion in long-term debt issued in June, as well as operating losses from the investment in a limited liability company established to produce clean energy. As discussed below, the operating losses in this investment were offset by energy tax credits that lowered Grainger's tax rate, which provided Grainger with positive net earnings and cash flow.

Income Taxes
Grainger’s tax rates were 37.4% and 38.4% for the nine months ended September 30, 2015 and 2014, respectively. The decrease in the tax rate was due to energy tax credits associated with the investment in the limited liability company established to produce clean energy, partially offset by a higher proportion of earnings from the United States versus other jurisdictions with lower tax rates.

Financial Condition

Cash Flow
Cash from operating activities continues to serve as Grainger’s primary source of liquidity. Net cash provided by operating activities was $736 million and $663 million for the nine months ended September 30, 2015 and 2014, respectively. Higher cash flows from operating activities was driven primarily by lower accounts receivable balances tied to lower sales, partially offset by lower net earnings.

Net cash used in investing activities was $720 million and $235 million for the nine months ended September 30, 2015 and 2014, respectively. The higher use of cash was driven by the Cromwell acquisition in September of 2015. Additionally, in 2015, Grainger made a new investment in a limited liability company established to produce clean energy. The investment provided Grainger with energy tax credits that lowered the tax rate and positively impacted net earnings and cash flow.

Net cash provided by financing activities was $37 million for the nine months ended September 30, 2015, compared to $531 million used in financing activities for the nine months ended September 30, 2014. Financing activity for the 2015 period was primarily driven by proceeds from the issuance of $1 billion in long-term debt in June and the £160 million term loan in August. This was partially offset by an increase in the purchase of treasury stock and dividends paid.

Working Capital
Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt and current maturities of long-term debt).

Working capital at September 30, 2015, was $1,836 million, an increase of $139 million when compared to $1,697 million at December 31, 2014. The working capital assets to working capital liabilities ratio increased to 2.5 at September 30, 2015, from 2.4 at December 31, 2014. The increase primarily related to higher accounts receivable balances from the Cromwell acquisition and lower profit sharing accruals due to the timing of annual payments and lower business performance.

Debt
Grainger maintains a debt ratio and liquidity position that provide flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit. Total debt as a percent of total capitalization was 42.6% at September 30, 2015, and 12.8% at December 31, 2014.

On April 16, 2015, Grainger announced plans to issue $1.8 billion in long-term debt over the next three years, to partially fund the repurchase of $3 billion in shares. The remaining amount is expected to be funded from internally generated cash. In June 2015, Grainger issued $1 billion in long-term debt, which is the first of three expected debt issuances. The new debt is payable in 30 years and carries a 4.60% interest rate, payable semi-annually. With the new long-term debt, Grainger expects to maintain a debt to EBITDA ratio in the 1.0-1.5x range. EBITDA, which is defined as Earnings before Interest, Taxes, Depreciation and Amortization, is a non-GAAP measure and may not be defined and calculated by other companies in the same manner. See Note 5 to the Condensed Consolidated Financial Statements.

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

Factors that could cause actual results to differ materially from those presented or implied in a forward-looking statement include, without limitation: higher product costs or other expenses; a major loss of customers; loss or disruption of source of supply; increased competitive pricing pressures; failure to develop or implement new technologies or business strategies; the outcome of pending and future litigation or governmental or regulatory proceedings; investigations, inquiries, audits and changes in laws and regulations; disruption of information technology or data security systems; general industry or market conditions; general global economic conditions; currency exchange rate fluctuations; market volatility; commodity price volatility; labor shortages; facilities disruptions or shutdowns; higher fuel costs or disruptions in transportation services; natural and other catastrophes; unanticipated weather conditions; and Grainger's ability to realize the cost savings, synergies and other strategic benefits of the Cromwell acquisition.

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

Information on specific and significant legal proceedings is set forth in Note 11 to the Condensed Consolidated Financial Statements included under Item 1.

W.W. Grainger, Inc. and Subsidiaries

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – Third Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1 – July 31	451,484	$234.42	451,484	13,258,998
Aug. 1 – Aug. 31	1,449,225	$223.32	1,449,225	11,809,773
Sept. 1 – Sept. 30	1,480,704	$217.71	1,480,704	10,329,069
Total	3,381,413	$222.35	3,381,413

(A)	There were no shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

(C)	Purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors on April 6, 2015. Activity is reported on a trade date basis.

Item 6.	Exhibits

(a)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

2.1
Share Purchase Agreement, dated as of July 30, 2015, by and among W.W. Grainger, Inc., GWW UK Holdings Limited, Gregory Family Office Limited and Michael Gregory (incorporated by reference to Exhibit 2.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K filed with the SEC on July 31, 2015, File No. 001-05684)

	(10)	Material Contracts

(a) (i) Credit Agreement, dated as of August 22, 2013, by and among W.W. Grainger, Inc., the borrowing subsidiaries parties thereto, the lenders parties thereto, and U.S. Bank National Association, as Administrative Agent

(a) (ii) Amendment No. 1, dated as of April 7, 2015, to Credit Agreement, dated as of August 22, 2013, by and among W.W. Grainger, Inc., the borrowing subsidiaries parties thereto, the lenders parties thereto, and U.S. Bank National Association, as Administrative Agent

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

W.W. Grainger, Inc.
(Registrant)
Date:	October 29, 2015	By:	/s/ R. L. Jadin
R. L. Jadin, Senior Vice President and Chief Financial Officer
Date:	October 29, 2015	By:	/s/ W. Lomax
W. Lomax, Vice President and Controller