Form 10-K
period 2015-12-31
GRAINGER W W INC
filed 2016-02-29
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]
The aggregate market value of the voting common equity held by nonaffiliates of the registrant was $14,934,345,621 as of the close of trading as reported on the New York Stock Exchange on June 30, 2015. The Company does not have nonvoting common equity.
The registrant had 61,728,599 shares of the Company’s Common Stock outstanding as of January 31, 2016.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement relating to the annual meeting of shareholders of the registrant to be held on April 27, 2016, are incorporated by reference into Part III hereof.

PART I
Item 1: Business
The Company
W.W. Grainger, Inc., incorporated in the State of Illinois in 1928, is a broad line distributor of maintenance, repair and operating (MRO) supplies and other related products and services used by businesses and institutions primarily in the United States and Canada, with presence also in Europe, Asia and Latin America. In this report, the words “Grainger” or “Company” mean W.W. Grainger, Inc. and its subsidiaries.
During 2015, Grainger acquired Cromwell Group (Holdings) Limited (Cromwell), a broad line distributor of MRO supplies in the United Kingdom. See the Other Businesses discussion below for a description of the business.
Grainger uses a combination of multichannel and single channel online business models to provide customers with a range of options for finding and purchasing products, utilizing sales representatives, contact centers, direct marketing materials, catalogs and eCommerce. Grainger serves approximately 3 million customers worldwide through a network of highly integrated distribution centers, websites and branches.
Products are regularly added to and deleted from Grainger's product lines on the basis of customer demand, market research, recommendations of suppliers, sales volumes and other factors.
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
Grainger’s two reportable segments are the United States and Canada, and they are described further below. Other businesses include Zoro Tools, Inc. (Zoro), the single channel online business in the United States, and operations in Europe, Asia and Latin America. These businesses generate revenue through the distribution of maintenance, repair and operating supplies and products and provide related services. For segment and geographical information and consolidated net sales and operating earnings, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 to the Consolidated Financial Statements.
United States
The United States business offers a broad selection of maintenance, repair and operating supplies and other related products and services through sales representatives, catalogs, eCommerce and local branches. A combination of product breadth, local availability, speed of delivery, detailed product information and competitively priced products and services is provided by this business. Products offered include material handling equipment, safety and security supplies, lighting and electrical products, power and hand tools, pumps and plumbing supplies, cleaning and maintenance supplies, building and home inspection supplies, vehicle and fleet components and many other items primarily focused on the facilities maintenance market. Services offered primarily relate to inventory management solutions. In 2015, service fee revenue represented less than 1% of sales.
The majority of the products sold by the United States business are well-recognized nationally branded products. In addition, 22% of 2015 sales were private label items bearing Grainger’s registered trademarks, such as DAYTON® motors, power transmission, HVAC and material handling equipment, SPEEDAIRE® air compressors, AIR HANDLER® air filtration equipment, TOUGH GUY® cleaning products, WESTWARD® tools, CONDOR® safety products and LUMAPRO® lighting products. Grainger has taken steps to protect these trademarks against infringement and believes that they will remain available for future use in its business. The United States business purchases products for sale from more than 2,500 key suppliers, most of which are manufacturers. Through a global sourcing operation, the business procures competitively priced, high-quality products produced outside the United States from approximately 400 suppliers. Grainger sells these items primarily under the private label brands listed above. No single supplier comprised more than 5% of total purchases and no significant difficulty has been encountered with respect to sources of supply.

The United States business operates in all 50 states through a network of distribution centers (DCs), branches and contact centers. Customers range from small and medium-sized businesses to large corporations, government entities and other institutions. They are primarily represented by purchasing managers or workers in facilities maintenance departments and service shops across a wide range of industries such as manufacturing, hospitality, transportation, government, retail, healthcare and education. Sales in 2015 were made to approximately 1.2 million customers averaging 105,000 daily transactions. Approximately 78% of sales are concentrated with large customers and no single customer accounted for more than 3% of total sales.
Macro trends around the world are changing the way Grainger's customers behave. The world is more networked both geographically and technologically. Customers want highly tailored solutions with real-time access to information and just-in-time delivery of products and services. Demands for transparency are also increasing as access to information expands. These changes in behaviors are reflected in how customers do business with Grainger as demonstrated in the following chart.

2015, Line mix %
2011-2015, Line CAGR
Order Origination
KeepStock
19%
29%
Online*
27%
8%
EDI/EPRO
14%
13%
Counter
10%
-10%
Phone
30%
-10%
Fulfillment
KeepStock
18%
29%
Ship to Customer
61%
0%
Pick up at Branch
16%
-12%
DC to Zoro
5%
>40%

*Includes Grainger.com only; Excludes transactions processed via zoro.com and zorocanada.com, which are included in Other Businesses

Customers continue to migrate to online and electronic purchasing platforms such as EDI and eProcurement. Through Grainger.com® and other branded websites, customers have access to approximately 1.4 million products and serve as prominent channels for the United States business. Grainger.com provides real-time price and product availability and detailed product information and offers advanced features such as product search and compare capabilities. For customers with sophisticated electronic purchasing platforms, Grainger utilizes technology that allows these systems to communicate directly with Grainger.com. eCommerce revenues were $3.3 billion in 2015, an increase of 16% versus 2014 and represented 41% of total revenues.
Another area in which the United States business helps customers be more productive is through inventory management services. KeepStock® inventory solutions is a comprehensive program that includes vendor-managed inventory, customer-managed inventory and on-site vending machines. Grainger's KeepStock program currently provides services to more than 21,000 customers and completed over 10,000 installations in 2015. As of December 31, 2015, there were approximately 54,000 total installations.
Due to the migration to online and electronic purchasing, Grainger initiated a restructuring that resulted in the closing of 49 branches in 2015. In addition, in January 2016, the intention to close an additional 55 branches in 2016 was announced. As of December 31, 2015, the United States had 330 branches, 19 DCs, 2 national contact centers and 41 regional contact centers, which are co-located within branches.

DCs range in size from 45,000 square feet to 1.3 million square feet, the largest of which can stock up to 500,000 products. Automated equipment and processes allow larger DCs to handle the majority of the customer shipping for next-day product availability and replenish the branches that provide same-day availability. The DC network increasingly fulfills a larger portion of customer orders, especially as customers migrate to online and electronic purchasing. In 2015, Grainger began the replacement of its existing DC in New Jersey with the construction of a new 1.3 million square-foot DC, scheduled to open in 2016. The new DC will begin inbound operations in early 2016 and outbound operations in mid-2016.
Branches serve the immediate needs of customers in their local markets by allowing them to pick up items directly. In addition, branches support local KeepStock operations. The branch network has approximately 2,300 employees who primarily fulfill counter and will-call product purchases and provide customer service. Grainger's contact center network consists of approximately 1,900 employees who handle about 30,000 orders per day from customer orders via phone, e-mail and fax, a reduction of almost 17% since 2014, as more orders have transitioned to eCommerce and KeepStock.
The business has a sales force of approximately 3,600 professionals who help businesses and institutions select the right products to find immediate solutions to maintenance problems and reduce operating expenses by utilizing Grainger as a consistent source of supply across multiple locations. In 2015, Grainger continued to expand its sales force to facilitate growth with large customers who typically have more complex purchasing requirements than small and medium-sized customers.
The Grainger catalog, most recently issued in February 2016, offers approximately 452,000 facilities maintenance and other products and is used by customers to assist in product selection. The 2016 catalog includes over 86,000 new items and approximately 1.2 million copies of the catalog were produced.
Grainger estimates the United States 2015 market for facilities maintenance and related products to be approximately $127 billion, of which Grainger’s share is approximately 6%.
Canada
Acklands – Grainger Inc. (Acklands – Grainger) is Canada’s leading broad line distributor of industrial and safety supplies. This business provides a combination of product breadth, local availability, speed of delivery, detailed product information and competitively priced products and services.
Acklands – Grainger distributes tools, fasteners, safety supplies, welding and shop equipment and many other items. The Canadian business serves customers through branches, sales and service representatives and DCs across Canada. In response to the decline in oil prices and the resultant weak economy and MRO market growth, the business initiated a restructuring that resulted in the closure of 16 branches in 2015. As of December 31, 2015, Acklands – Grainger had 165 branches and 5 DCs. Approximately 14,100 sales transactions were completed daily. Customers have access to more than 176,000 stocked products and through a comprehensive catalog, printed in both English and French. There are no plans to produce a new catalog in 2016 due to the transition to Grainger's North America ERP platform in February 2016. In addition, customers can purchase products through Acklandsgrainger.com, a fully bilingual website. In early 2015, the Canadian business opened a 535,000 square-foot DC in the Toronto area. Grainger estimates the 2015 Canadian market for facilities maintenance and related products to be approximately $11 billion, of which Acklands – Grainger’s share is approximately 8%.
Other Businesses
Included in other businesses is Zoro and operations in Europe, Asia and Latin America. The more significant businesses in this group, those with revenues of more than $100 million in 2015, are described below.
Cromwell
Cromwell is a broad line industrial distributor of MRO products in Europe serving approximately 35,000 industrial and manufacturing customers. Headquartered in Leicester, England, Cromwell has 54 United Kingdom branches and 12 international branches. Customers have access to more than 80,000 industrial products through a catalog and through cromwell.co.uk. Grainger estimates the U.K. market for facilities maintenance and related products to be approximately $18 billion, of which Cromwell's share is approximately 1%.

Fabory
The Fabory Group (Fabory) is a European distributor of fasteners, tools and industrial supplies. Fabory is headquartered in Tilburg, the Netherlands. During 2015, Fabory restructured its business and as a result closed 16 locations. As of December 31, 2015, Fabory has 73 branches in 13 countries. Customers have access to more than 100,000 products through a catalog and through Fabory.com. Grainger estimates the 2015 European market (in which Fabory has its primary operations) for facilities maintenance and related products, including fasteners, to be approximately $34 billion, of which Fabory’s share is approximately 1%.

MonotaRO
Grainger operates in Japan and South Korea through its 51% interest in MonotaRO Co. MonotaRO provides small and mid-sized Japanese businesses with products that help them operate and maintain their facilities. MonotaRO is a catalog and web-based direct marketer with approximately 88% of orders being conducted through Monotaro.com, through which customers have access to more than 8 million products. MonotaRO has no branches or sales force and fulfills all orders from three DCs, the largest of which is a 425,000 square-foot DC in the Osaka area. Grainger estimates the 2015 Japanese market for facilities maintenance and related products to be approximately $37 billion, of which MonotaRO’s share is approximately 1%.

Grainger Mexico
Grainger’s operations in Mexico provide local businesses with MRO supplies and other related products primarily from Mexico and the United States. The business in Mexico distributes products through a network of branches and two DCs where customers have access to approximately 284,000 products through a Spanish-language catalog and through Grainger.com.mx. Grainger estimates the 2015 Mexican market for facilities maintenance and related products to be approximately $10 billion, of which Grainger Mexico’s share is approximately 1%.

Zoro
Zoro is an online distributor of MRO products serving U.S. businesses and consumers through its website, Zoro.com. Zoro serves Canadian customers through ZoroCanada.com via export from the United States.  Zoro offers a broad selection of more than one million items at single, competitive prices. Zoro has no branches or sales force, and customer orders are fulfilled through the Grainger U.S. supply chain.
Seasonality
Grainger’s business in general is not seasonal, however, there are some products that typically sell more often during the winter or summer season. In any given month, unusual weather patterns, i.e., unusually hot or cold weather, could impact the sales volumes of these products, either positively or negatively.
Competition
Grainger faces competition in all the markets it serves, from manufacturers (including some of its own suppliers) that sell directly to certain segments of the market, wholesale distributors, catalog houses, retail enterprises and Internet-based businesses. Grainger provides local product availability, a broad product line, sales representatives, competitive pricing, catalogs (which include product descriptions and, in certain cases, extensive technical and application data) and electronic and Internet commerce technology. Other services, such as inventory management, are also offered. Grainger believes that it can effectively compete with manufacturers on small orders, but manufacturers may have an advantage in filling large orders. There are several large competitors, although the majority of the market is served by small local and regional competitors.
Employees
As of December 31, 2015, Grainger had approximately 25,800 employees, of whom approximately 24,400 were full-time and 1,400 were part-time or temporary. Grainger has never had a major work stoppage and considers employee relations to be good.
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
The facilities maintenance industry is highly fragmented, and changes in competition could result in decreased demand for Grainger's products and services. There are several large competitors in the industry, although most of the market is served by small local and regional competitors. Grainger faces competition in all markets it serves, from manufacturers (including some of its own suppliers) that sell directly to certain segments of the market, wholesale distributors, catalog houses, retail enterprises and Internet-based businesses that compete with price transparency. The industry is also consolidating as customers are increasingly aware of the total costs of fulfillment and of the need to have consistent sources of supply at multiple locations. This consolidation could cause the industry to become more competitive as greater economies of scale are achieved by competitors, or as competitors with new lower cost business models are able to operate with lower prices and gross profit on products. These competitive pressures could adversely affect Grainger's sales and profitability.
Changes in inflation may adversely affect gross margins. Inflation impacts the costs at which Grainger can procure product and the ability to increase prices to customers over time.  Prolonged periods of low inflation could adversely affect the degree to which Grainger is able to increase sales through price increases.
Volatility in commodity prices may adversely affect gross margins. Some of Grainger's products contain significant amounts of commodity-priced materials, such as steel, copper, petroleum derivatives or rare earth minerals, and are subject to price changes based upon fluctuations in the commodities market. Fluctuations in the price of fuel could affect transportation costs. Grainger's ability to pass on such increases in costs in a timely manner depends on market conditions. The inability to pass along cost increases could result in lower gross margins. In addition, higher prices could impact demand for these products, resulting in lower sales volumes.
Unexpected product shortages could negatively impact customer relationships, resulting in an adverse impact on results of operations. Grainger's competitive strengths include product selection and availability. Products are purchased from more than 4,800 key suppliers located in various countries around the world, no one of which accounted for more than 5% of total purchases. Historically, no significant difficulty has been encountered with respect to sources of supply; however, disruptions could occur due to factors beyond Grainger's control, such as economic downturns, political unrest, port slowdowns, trade issues, etc., any of which could adversely affect a supplier's ability to manufacture or deliver products. As Grainger continues to source lower cost products from Asia and other areas of the world, the risk for disruptions has increased due to the additional lead time required and distances involved. If Grainger was to experience difficulty in obtaining products, there could be a short-term adverse effect on results of operations and a longer-term adverse effect on customer relationships and Grainger's reputation. In addition, Grainger has strategic relationships with key vendors. In the event Grainger was unable to maintain those relations, there might be a loss of competitive pricing advantages which could, in turn, adversely affect results of operations.
Changes in customer or product mix could cause the gross margin percentage to decline. From time to time, Grainger experiences changes in customer and product mix that affect gross margin. Changes in customer and product mix result primarily from business acquisitions, changes in customer demand, customer acquisitions, selling and marketing activities and competition. If rapid growth with large customers continues, Grainger will face pressure to maintain current gross margins, as this customer segment receives discounted pricing due to their higher sales volume. There can be no assurance that Grainger will be able to maintain historical gross margins in the future.
Disruptions in Grainger's supply chain could result in an adverse impact on results of operations. A disruption within Grainger's logistics or supply chain network, including damage, destruction, extreme weather and other events, which could cause one or more of the distribution centers to become non-operational, could adversely affect Grainger's ability to obtain or deliver inventory in a timely manner, impair Grainger's ability to meet customer demand for products and result in lost sales or damage to Grainger's reputation. Grainger's ability to provide same-day shipping and next-day delivery is an integral component of the business strategy and any such disruption could adversely impact the results of operations.

Interruptions in the proper functioning of information systems could disrupt operations and cause unanticipated increases in costs and/or decreases in revenues. The proper functioning of Grainger's information systems is critical to the successful operation of its business. Grainger continues to invest in software, hardware and network infrastructures in order to effectively manage its information systems. Although Grainger's information systems are protected with robust backup and security systems, including physical and software safeguards and remote processing capabilities, information systems are still vulnerable to natural disasters, power losses, computer viruses, telecommunication failures and other problems. If critical information systems fail or otherwise become unavailable, among other things, Grainger's ability to process orders, maintain proper levels of inventories, collect accounts receivable and disburse funds could be adversely affected. Any such interruption of Grainger's information systems could also subject Grainger to additional costs.
Breaches of information systems security could damage Grainger's reputation, disrupt operations, increase costs and/or decrease revenues. Through Grainger's sales and eCommerce channels, Grainger collects and stores confidential information from customers so that they may, among other things, purchase products or services, enroll in promotional programs, register on Grainger's websites or otherwise communicate or interact with the Company. Grainger also acquires and retains information about suppliers, employees and others in the normal course of business. Despite instituted safeguards for the protection of such information, during the normal course of business, Grainger has experienced and expects to continue to experience attempts to breach the Company's information systems, and Grainger may be unable to protect sensitive data and/or the integrity of the Company's information systems. Moreover, from time to time Grainger may share information with vendors and other third parties that assist with certain aspects of the business. While Grainger requires assurances that these vendors and other parties will protect confidential information, there is a risk that the confidentiality of data held or accessed by them may be compromised. If successful, those attempting to penetrate Grainger's or its vendors' information systems may misappropriate confidential customer, supplier, employee or other business information. In addition, a Grainger employee, contractor or other third party with whom Grainger does business may attempt to circumvent security measures in order to obtain such information or inadvertently cause a breach involving such information. Loss of customer, supplier, employee or other business information could disrupt operations, damage Grainger's reputation and expose Grainger to claims from customers, suppliers, financial institutions, regulators, payment card associations, employees and others, any of which could have a material adverse effect on Grainger, its financial condition and results of operations. In addition, compliance with evolving privacy and information security laws and standards may result in significant additional expense due to increased investment in technology and the development of new operational processes. Grainger could be subject to liability for failure to comply with these laws and standards, failure to protect information, failure to respond appropriately to an incident or misuse of information, including use of information for unauthorized marketing purposes.
Fluctuations in foreign currency have an effect on reported results of operations. Grainger’s exposure to fluctuations in foreign currency rates results primarily from the translation exposure associated with the preparation of the Consolidated Financial Statements, as well as from transaction exposure associated with transactions in currencies other than an entity’s functional currency. While the Consolidated Financial Statements are reported in U.S. dollars, the financial statements of Grainger’s subsidiaries outside the United States are prepared using the local currency as the functional currency and translated into U.S. dollars. As a result, fluctuations in the exchange rate of the U.S. dollar relative to the local currencies of Grainger’s international subsidiaries, primarily the yen, renminbi, euro, pound sterling and Canadian dollar, could cause fluctuations in reported results. Grainger also has foreign currency exposure to the extent receipts and expenditures are not denominated in the subsidiary’s functional currency and that could have an impact on sales, costs and cash flows.
Acquisitions involve a number of inherent risks, any of which could result in the benefits anticipated not being realized and could have an adverse effect on results of operations. Acquisitions, both foreign and domestic, involve various inherent risks, such as uncertainties in assessing the value, strengths, weaknesses, liabilities and potential profitability of acquired companies. There is a risk of potential loss of key employees of an acquired business and of an inability to achieve identified operating and financial synergies anticipated to result from an acquisition. Additionally, problems could arise from the integration of the acquired business, including unanticipated changes in the business or industry or general economic conditions that affect the assumptions underlying the acquisition. Any one or more of these factors could cause Grainger to not realize the benefits anticipated to result from the acquisitions or have a negative impact on the fair value of the reporting units. Accordingly, goodwill and intangible assets recorded as a result of acquisitions could become impaired.

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
Grainger's business is subject to various government regulations. Grainger's business is subject to a wide array of laws and regulations in every jurisdiction where it operates, and compliance with these laws and regulations increases the cost of doing business. Grainger is subject to a variety of laws and regulations, including without limitation import and export requirements, anti-bribery and corruption laws, tax laws (including U.S. taxes on foreign subsidiaries), product compliance laws, environmental laws, foreign exchange controls and cash repatriation restrictions, advertising regulations, data privacy and cybersecurity requirements, regulations and potential expansion of regulations on suppliers regarding the sources of supplies or products, labor laws and anti-competition regulations, and is also subject to audits and inquiries in the normal course of business. As a government contractor selling to federal, state and local government entities, Grainger is also subject to a wide variety of additional laws and regulations. Changes to the legal and regulatory environments could increase the cost of doing business, and such costs may increase in the future as a result of changes in these laws and regulations or in their interpretation. Furthermore, Grainger has implemented policies and procedures designed to facilitate compliance with these laws and regulations, but there can be no assurance that employees, contractors or agents will not violate such laws and regulations or Grainger's policies. Any such violations could individually or in the aggregate materially adversely affect Grainger's financial condition or operating results.

Item 1B: Unresolved Staff Comments
None.

Item 2: Properties
As of December 31, 2015, Grainger’s owned and leased facilities totaled approximately 29 million square feet. The United States business and Acklands – Grainger accounted for the majority of the total square footage. Grainger believes that its properties are generally in excellent condition, well maintained and suitable for the conduct of business.
A brief description of significant facilities follows:

Location	Facility and Use (6)	Size in Square Feet (in 000's)
United States (1)	330 United States branch locations	7,404
United States (2)	19 Distribution Centers	7,020
United States (3)	Other facilities	4,829
Canada (4)	179 Acklands – Grainger facilities	3,549
Other Businesses (5)	Other facilities	4,572
Chicago Area (2)	Headquarters and General Offices	1,646
	Total Square Feet	29,020

(1)
United States branches consist of 247 owned and 83 leased properties located throughout the U.S. Branches range in size from approximately 1,000 to 109,000 square feet. Most leases expire between 2016 and 2020.

(2)	These facilities are primarily owned. Distribution Centers range in size from approximately 45,000 square feet to 1.3 million square feet.
(3)	These facilities include both owned and leased locations, consisting of storage facilities, office space and idle properties.
(4)	Acklands – Grainger facilities consist of general offices, distribution centers and branches located throughout Canada, of which 70 are owned and 109 leased.
(5)	These facilities include owned and leased locations in Europe, Asia, Latin America and other U.S. operations.
(6)	Owned facilities are not subject to any mortgages.

Grainger continues to evaluate its physical footprint and announced in January 2016 the intention to close 55 branches and three co-located regional contact centers in the United States.

Item 3: Legal Proceedings
Information on specific and significant legal proceedings is set forth in Note 19 to the Consolidated Financial Statements included under Item 8.

Item 4: Mine Safety Disclosures
Not applicable.

PART II
Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividends
Grainger's common stock is listed on the New York Stock Exchange, with the ticker symbol GWW. Effective January 1, 2015, Grainger voluntarily delisted its common stock from the Chicago Stock Exchange to eliminate duplicative administrative requirements. The high and low sales prices for the common stock and the dividends declared and paid for each calendar quarter during 2015 and 2014 are shown below.

		Prices
	Quarters	High	Low	Dividends
2015	First	$256.97	$228.15	$1.08
	Second	252.87	228.05	1.17
	Third	240.00	194.42	1.17
	Fourth	233.00	189.60	1.17
	Year	$256.97	$189.60	$4.59
2014	First	$267.49	$228.19	$0.93
	Second	269.69	245.23	1.08
	Third	256.42	231.21	1.08
	Fourth	261.57	223.92	1.08
	Year	$269.69	$223.92	$4.17
Grainger expects that its practice of paying quarterly dividends on its common stock will continue, although the payment of future dividends is at the discretion of Grainger’s Board of Directors and will depend upon Grainger’s earnings, capital requirements, financial condition and other factors.
Holders
The approximate number of shareholders of record of Grainger’s common stock as of January 31, 2016, was 730 with approximately 189,600 additional shareholders holding stock through nominees.
Issuer Purchases of Equity Securities - Fourth Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid Per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Oct. 1 – Oct. 31	840,681	$218.93	840,681	9,488,388	shares
Nov. 1 – Nov. 30	—	—	—	9,488,388	shares
Dec. 1 – Dec. 31	—	—	—	9,488,388	shares
Total	840,681	$218.93	840,681

(A)	There were no shares withheld to satisfy tax withholding obligations.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

(C)
Purchases were made pursuant to a share repurchase program approved by Grainger's Board of Directors on April 6, 2015. The program has no specified expiration date. Activity is reported on a trade date basis.

Company Performance
The following stock price performance graph compares the cumulative total return on an investment in Grainger common stock with the cumulative total return of an investment in each of the Dow Jones US Industrial Suppliers Total Stock Market Index and the S&P 500 Stock Index. It covers the period commencing December 31, 2010, and ending December 31, 2015. The graph assumes that the value for the investment in Grainger common stock and in each index was $100 on December 31, 2010, and that all dividends were reinvested.

Comparison of Five-Year Cumulative Total Return
Dollars
400
350
300
250
200
150
100
50
0
2010
2011
2012
2013
2014
2015
Fiscal Year Ended December 31
S&P 500 Stock Index
W.W. Grainger, Inc.
Dow Jones US Industrial Suppliers Total Stock Market Index

	December 31,
	2010	2011	2012	2013	2014	2015
W.W. Grainger, Inc.	$100	$138	$151	$194	$197	$159
Dow Jones US Industrial Suppliers Total Stock Market Index	100	128	144	172	168	137
S&P 500 Stock Index	100	102	118	157	178	181

Item 6: Selected Financial Data

	2015	2014	2013	2012	2011
	(In thousands of dollars, except for per share amounts)
Net sales	$9,973,384	$9,964,953	$9,437,758	$8,950,045	$8,078,185
Net earnings attributable to W.W. Grainger, Inc.	768,996	801,729	797,036	689,881	658,423
Net earnings per basic share	11.69	11.59	11.31	9.71	9.26
Net earnings per diluted share	11.58	11.45	11.13	9.52	9.07
Total assets	5,857,755	5,283,049	5,266,328	5,014,598	4,716,062
Long-term debt (less current maturities) and other long-term liabilities	1,716,507	737,232	743,702	817,229	603,858
Cash dividends paid per share	$4.59	$4.17	$3.59	$3.06	$2.52

Net earnings for 2015 included a $0.33 per share expense related to reorganizing the business in the United States and at the corporate office, a $0.05 per share expense related to reorganizing the business in Canada and a $0.07 per share expense for restructuring in Europe and Latin America. Results also included a $0.09 per share benefit primarily related to revaluation of deferred tax liabilities resulting from tax law changes in the United Kingdom. When combined, these items had a net expense effect of $0.36 per share.

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
General. Grainger is a broad line distributor of maintenance, repair and operating supplies and other related products and services used by businesses and institutions. Grainger’s operations are primarily in the United States and Canada, with a presence also in Europe, Asia and Latin America. Grainger uses a combination of multichannel and single channel online business models to provide customers with a range of options for finding and purchasing products, utilizing sales representatives, catalogs, direct marketing materials and eCommerce. Grainger serves approximately 3 million customers worldwide through a network of highly integrated branches, distribution centers and websites.
Grainger’s two reportable segments are the United States and Canada. The United States segment reflects the results of Grainger’s U.S. operating segment. The Canada segment reflects the results for Acklands – Grainger, Grainger’s Canadian operating segment. Other businesses, which include Zoro and operations in Europe, Asia and Latin America, are not material individually.
Business Environment. Given Grainger's large number of customers and the diverse industries it serves, several economic factors and industry trends tend to shape Grainger’s business environment. The overall economy and leading economic indicators provide general insight into projecting Grainger’s growth. Grainger’s sales in the United States and Canada tend to positively correlate with Business Investment, Exports, Industrial Production and Gross Domestic Product (GDP). In the United States, sales also tend to positively correlate with Business Inventory. In Canada, sales also tend to positively correlate with oil prices. The table below provides these estimated indicators for 2015 and 2016:

	United States		Canada
	Estimated 2015	Forecasted 2016	Estimated 2015	Forecasted 2016
Business Investment	3.1%	4.4%	(2.8)%	(1.9)%
Business Inventory	4.4%	1.5%	—	—
Exports	1.1%	1.9%	2.9%	1.7%
Industrial Production	1.3%	(0.4)%	(2.1)%	(1.4)%
GDP	2.4%	2.4%	1.2%	1.3%
Oil Prices	$49/barrel	$39/barrel	$49/barrel	$39/barrel
Source: Global Insight (February 2016)
In the United States, business investment and exports are two major indicators of MRO spend. Equipment spending slowed in 2015. While many companies invested steadily, firms directly and indirectly exposed to the oil and gas sector significantly reduced capital spending. The nearly 10% appreciation of the U.S. dollar during 2015, as measured by the Federal Reserve on a trade weighted basis, contributed to U.S. exports of industrial supplies and materials in November reaching their lowest levels in 5 years. In the forecast, equipment spending growth accelerates from 3.1% in 2015 to approximately 4.4% in 2016, as the drag from the stronger U.S. dollar and low energy prices dissipates and companies invest at rates consistent with an economy growing at a 2.5–3.0% rate. Global Insight expects the U.S. dollar to continue to strengthen during 2016 but at a decelerating pace over the first half of the year, mainly due to tightening monetary policy and accelerating U.S. economic growth. Exports and imports are forecast to continue to be impacted by the stronger dollar in 2016, preventing overall growth from accelerating in 2016.
The light and heavy manufacturing customer sectors, which comprised approximately 30% of Grainger’s total 2015 sales, have historically correlated with manufacturing employment levels and manufacturing production. The U.S. Department of Labor reported manufacturing employment levels were flat from December 2014 to December 2015. According to the Federal Reserve, manufacturing output increased by only 0.8% from December 2014 to December 2015. These statistics were reflected in Grainger's sales performance in these sectors as total manufacturing sales were down in the low single digits, primarily driven by the heavy manufacturing end market.
The Canadian economy in 2015 suffered its worst economic performance since the global recession of 2009.  The main reason for this weakness was the significant decline in oil prices that led to severely depressed investment in the energy sector.  The low oil prices also caused the value of the Canadian dollar to fall relative to the U.S. dollar, leading to an increase in price inflation.  Unfortunately the reduced energy prices and low Canadian dollar were not enough to support the Canadian manufacturing industry and export sectors, which combined with the weakness in the energy sector led to a small recession in the first half of the year.  Economic activity contracted by 0.7% in the first quarter and 0.25% in the second quarter.  Economic growth in the second half of the year rebounded modestly, and the Canadian economy is now projected to have grown approximately 1.0% for 2015 in total.   IHS Global Insight no longer anticipates a quick recovery in oil prices though, as the market adjusts supply and demand imbalances. As a result, an oil-price recovery will be delayed. Instead, a more gradual climb in oil prices will keep real GDP growth at 2.0% or less through 2017.

The start of 2016 shows more evidence of weakness in the Canadian economy. The further drop in energy prices is taking a toll on Canada with manufacturing output declining in the latest GDP report. As such, real GDP growth prospects have been lowered for 2016 to only 1.3%. The low Canadian dollar continues to put upward pressure on inflation, and with a few exceptions the domestic economy faces many challenges. The rapid deterioration of oil prices to levels not seen in over a decade continue to impact the performance of the Canadian business, which is heavily dependent on the natural resources sector. Most analysts are forecasting little to no improvement in oil prices through at least the first half of 2016.

Outlook. Grainger plans to continue to execute changes in the U.S. and Canada in 2016 while continuing to make investments in its supply chain, eCommerce capabilities, information systems, sales force productivity tools and inventory management services. These investments will support the Company’s revenue growth objectives of (i) continuing to grow its share of business with large, complex customers; (ii) creating a unique value proposition to further penetrate the medium customer segment and (iii) further leveraging its eCommerce capabilities to serve smaller customers. Through the execution of the restructuring initiatives in both the U.S. and Canada, the Company will reduce its cost base, while ensuring that it continues to deliver an effortless customer experience.
On January 26, 2016, Grainger reiterated its 2016 earnings per share guidance of $10.80 to $13.00 and its 2016 sales guidance of -1 to 7 percent.

Matters Affecting Comparability. Grainger completed several acquisitions throughout 2015, 2014 and 2013, all of which were immaterial individually and in the aggregate. Grainger’s operating results have included the results of each business acquired since the respective acquisition dates.

Results of Operations
The following table is included as an aid to understanding changes in Grainger's Consolidated Statements of Earnings:

	For the Years Ended December 31,
	As a Percent of Net Sales			Percent Increase/(Decrease) from Prior Year
	2015	2014	2013	2015	2014
Net sales	100.0%	100.0%	100.0%	0.1%	5.6%
Cost of merchandise sold	57.6	56.7	56.2	1.6	6.6
Gross profit	42.4	43.3	43.8	(1.9)	4.3
Operating expenses	29.4	29.8	30.1	(1.2)	4.5
Operating earnings	13.0	13.5	13.7	(3.5)	3.9
Other income (expense)	(0.5)	(0.1)	(0.1)	289.7	37.6
Income taxes	4.7	5.2	5.1	(10.8)	8.8
Noncontrolling interest	0.1	0.1	0.1	53.1	(1.4)
Net earnings attributable to W.W. Grainger, Inc.	7.7%	8.1%	8.4%	(4.1)%	0.6%

2015 Compared to 2014
Grainger's net sales of $9,973 million for 2015 were flat when compared with net sales of $9,965 million for 2014. Contributors to the sales performance for 2015 were as follows:

Percent Increase/ (Decrease)
Volume	2
Business acquisition	2
Price	(1)
Foreign exchange	(3)
Total	—%

Sales growth to light manufacturing and government customers were offset by a decline in sales to natural resource customers, contractors, resellers and heavy manufacturing customers. In 2015, eCommerce sales for Grainger were $4,133 million, an increase of 16% over the prior year and represented 41% of total sales. The increase was primarily driven by an increase in sales via EDI and electronic purchasing platforms in the United States. Refer to the Segment Analysis below for further details.

Gross profit of $4,231 million for 2015 decreased 2%. The gross profit margin for 2015 was 42.4%, down 0.9 percentage point versus 2014, primarily driven by higher sales to lower margin customers and price deflation exceeding cost deflation.

Operating expenses of $2,931 million for 2015 decreased 1% from $2,967 million for 2014. The decrease was primarily driven by lower employee benefits, partially offset by higher severance and contract services costs. Operating expenses included an incremental $132 million in growth-related spending on eCommerce, new sales representatives, supply chain and inventory management solutions, as well as $42 million of charges primarily related to reorganizing the businesses in the United States and Canada. In 2014, operating expenses included $51 million related to the closing of the business in Brazil, restructuring costs and the transition of the retirement plan in Europe and an impairment charge for the business in Colombia. Excluding the reorganization and restructuring costs from both years, operating expenses were down 1%.

Operating earnings of $1,300 million for 2015 decreased 3% from $1,347 million for 2014. Operating earnings declined due to a lower gross profit margins, partially offset by operating expense leverage. Operating earnings included the charges noted above. Excluding these charges from both years, operating earnings decreased 5%.

Net earnings attributable to Grainger for 2015 decreased by 4% to $769 million from $802 million in 2014. The decrease in net earnings primarily resulted from lower operating earnings, partially offset by lower income taxes. Diluted earnings per share of $11.58 in 2015 were 1% higher than $11.45 for 2014, due to lower average shares outstanding.

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

	Twelve Months Ended December 31,
	2015	2014	%
Diluted earnings per share reported	$11.58	$11.45	1%
Restructuring (United States)	0.33
Restructuring (Canada)	0.05
Restructuring (Other Businesses)	0.07
Discrete tax items	(0.09)
Brazil business shutdown	—	0.40
Pension change (Fabory)	—	0.15
Restructuring (Fabory)	—	0.15
Goodwill impairment (Colombia)	—	0.11
Subtotal	0.36	0.81
Diluted earnings per share adjusted	$11.94	$12.26	(3)%

Segment Analysis
The following comments at the reportable segment and other business unit level include external and intersegment net sales and operating earnings. See Note 17 to the Consolidated Financial Statements.

United States
Net sales were $7,963 million for 2015, an increase of $37 million, or flat when compared with net sales of $7,926 million for 2014. Contributors to the sales performance for 2015 were as follows:

Percent Increase
Volume	0
Intercompany sales to Zoro	1
Price	(1)
Total	—%

Mid-single-digit sales growth to light manufacturing and government customers and low single-digit growth to commercial services were offset a mid-teen decline in sales to natural resource customers and low-single-digit declines to heavy manufacturing customers and contractors. In 2015, eCommerce sales for the United States business were $3,275 million, an increase of 16% over the prior year and represented 41% of total sales. The increase was primarily driven by an increase in sales via EDI and electronic purchasing platforms.

The segment gross profit margin decreased 1.0 percentage point in 2015 compared to 2014, primarily driven by price decreases exceeding product cost decreases and higher sales to lower margin customers.

Operating expenses were up 1% for 2015 versus 2014. Operating expenses included an incremental $96 million in growth-related spending on eCommerce, new sales representatives, supply chain and inventory management solutions, as well as $32 million of charges related to reorganizing the business, including branch closures. Excluding the reorganization costs, operating expenses decreased 1% primarily due to lower employee benefit costs.

For the segment, operating earnings of $1,372 million for 2015 decreased 5% versus $1,444 million in 2014. Excluding the reorganization expenses mentioned above, operating earnings were down 3%. The decline in operating earnings for 2015 was due to a lower gross profit margin, partially offset by positive operating expense leverage.

Canada
Net sales were $891 million for 2015, a decrease of $185 million, or 17%, when compared with $1,076 million for 2014. In local currency, sales decreased 5% for 2015. The 17% decrease for the year consisted of the following contributors:

Percent Increase/ (Decrease)
Volume	(14)
Foreign exchange	(12)
Acquisition	5
Price	4
Total	(17)%

Sales performance in Canada was driven by mid-teen declines in the oil and gas, contractor, commercial services, heavy manufacturing, resellers and retail markets. Net sales in the agriculture and mining and utilities end markets were up in the mid-single digits. In 2015, eCommerce sales for Canada were $107 million, a decrease of 13% versus the prior year and represented 12% of total sales.

The segment gross profit margin decreased 0.4 percentage points in 2015 versus 2014, primarily driven by product cost inflation exceeding price inflation driven by unfavorable foreign exchange, partially offset by higher supplier rebates.

Operating expenses decreased 4% in 2015. In local currency, operating expenses increased 11%, primarily due to higher severance costs related to reorganizing the business, higher depreciation driven primarily by the new DC and incremental costs from the WFS Enterprises Inc. (WFS) acquisition as 2014 included a partial year. Excluding the reorganization costs, operating expenses increased 9%.

Operating earnings of $27 million for 2015 decreased $61 million, or 69%, versus 2014. In local currency, operating earnings decreased 64%. The decrease in earnings was due to lower sales, lower gross profit margins and negative operating expense leverage.

Other Businesses
Net sales for other businesses, which include Zoro in the U.S. and operations in Europe, Asia, Latin America, and the newly acquired Cromwell, were $1,406 million for 2015, an increase of $224 million, or 19%, when compared with $1,182 million for 2014. The net sales increase was primarily due to incremental sales from Cromwell, Zoro and MonotaRO. The 19% increase for the year consisted of the following contributors:

Percent Increase/ (Decrease)
Volume/Price	21
Acquisition	12
Foreign exchange	(14)
Total	19%

Operating earnings for other businesses were $48 million for 2015 compared to a loss of $38 million for 2014. The year 2015 included $6 million of charges for the continuing restructuring of the business in Europe and additional costs to shut down the business in Brazil. The year 2014 included a $29 million charge related to closing the business in Brazil, a $14 million charge related to the transition of the employee retirement plan in Europe, a $12 million impairment charge for the business in Colombia and $10 million in restructuring costs for the business in Europe. Excluding these charges in both years, operating earnings increased $27 million, primarily driven by improved operating performance by MonotaRO and Zoro, partially offset by incremental expenses associated with the single channel online business model in Europe.

Other Income and Expense
Other income and expense was $50 million of expense in 2015 compared with $13 million of expense in 2014. The following table summarizes the components of other income and expense (in thousands of dollars):

	For the Years Ended December 31,
	2015	2014
Interest income (expense) - net	$(32,405)	$(8,025)
Loss from equity method investment	(11,740)	—
Other non-operating income	1,102	483
Other non-operating expense	(6,572)	(5,189)
Total	$(49,615)	$(12,731)

The increase in expense was driven by higher interest expense from the $1 billion in long-term debt issued in June 2015, as well as operating losses from the investment in a limited liability company established to produce clean energy. As discussed below, the operating losses in this investment were more than offset by energy tax credits that lowered Grainger's tax rate, which provided Grainger with positive net earnings and cash flow. The clean energy investment generated $0.09 per share of earnings for 2015.

Income Taxes
Income taxes of $466 million in 2015 decreased 11% compared with $522 million in 2014. Grainger's effective tax rates were 37.2% and 39.1% in 2015 and 2014, respectively. Excluding the effect of restructuring and non-operating items reported in both 2015 and 2014, Grainger's adjusted tax rate was 37.6% and 38.2% in 2015 and 2014, respectively. The decrease in the tax rate in 2015 was primarily due to the energy tax credits associated with the investment in the limited liability company established to produce clean energy, partially offset by a higher proportion of earnings in the United States versus geographies with lower tax rates.

2014 Compared to 2013
Grainger's net sales of $9,965 million for 2014 increased 6% when compared with net sales of $9,438 million for 2013. The 6% increase for the year consisted of the following contributors:

Percent Increase/ (Decrease)
Volume	5
Business acquisition, net of divestitures	1
Price	1
Foreign exchange	(1)
Total	6%

Net sales to most customer end markets increased for 2014. The increase in net sales was led by growth in sales to heavy and light manufacturing customers, as well as diversified commercial services customers. Refer to the Segment Analysis below for further details. In 2014, eCommerce sales were $3,575 million, an increase of 15% over the prior year and represented 36% of total sales.

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

Operating expenses of $2,967 million for 2014 increased 4% from $2,840 million for 2013. The increase was primarily driven by an incremental $78 million in growth-related spending on eCommerce, new sales representatives, supply chain and inventory management solutions, as well as charges related to closing the business in Brazil, restructuring costs and the transition of the retirement plan in Europe and an impairment charge for the business in Colombia.

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

Net sales to most customer end markets increased for 2014. The increase was led by low double-digit growth to the natural resources end market, followed by high single-digit growth to heavy manufacturing customers and mid-single- digit growth to light manufacturing, commercial services, retail and government customers. Resellers were up in the low single digits and contractors were down in the low single digits. In 2014, eCommerce sales were $2,831 million, an increase of 13% over the prior year and represented 36% of total sales.

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

Sales performance in Canada was driven by double-digit growth in the utilities market, followed by high single-digit growth in the forestry market and mid-single-digit growth to commercial services and heavy manufacturing customers. Net sales in the construction, agriculture and mining end markets were down in the high single digits. In 2014, eCommerce sales were $123 million, an increase of 7% over the prior year and represented 11% of total sales.

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

Other Businesses
Net sales were $1,182 million for 2014, an increase of $142 million, or 14%, when compared with $1,040 million for 2013. The net sales increase was primarily due to incremental sales from Zoro, MonotaRO and Grainger Mexico. The 14% increase for the year consisted of the following contributors:

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

Income Taxes
Income taxes of $522 million in 2014 increased 9% compared with $480 million in 2013. Grainger's effective tax rates were 39.1% and 37.3% in 2014 and 2013, respectively. Excluding the effect of the separately identified charges reported in both 2014 and 2013, Grainger's adjusted tax rate was 38.2% and 37.3% in 2014 and 2013, respectively. The increase in the tax rate in 2014 was primarily due to a higher proportion of earnings in the United States versus geographies with lower tax rates and losses with no tax benefit.

Financial Condition
Grainger expects its strong working capital position, cash flows from operations and borrowing capacity to continue, allowing it to fund its operations, including growth initiatives, capital expenditures, acquisitions and repurchase of shares, as well as to pay cash dividends.

Cash Flow

2015 Compared to 2014
Cash from operating activities continues to serve as Grainger's primary source of liquidity. Net cash flows from operations in 2015 were $990 million versus $960 million in 2014. Cash flows from operations were higher in 2015 primarily due to a positive cash flow from changes in operating assets and liabilities versus 2014. This positive cash flow was due to relatively flat receivable balances, partially offset by a decrease in employee benefit liabilities.

Net cash used in investing activities was $843 million and $384 million in 2015 and 2014, respectively. The higher use of cash was primarily driven by $464 million of net cash paid for business acquisition in 2015 versus $31 million in 2014.

Net cash used in financing activities of $63 million in 2015 decreased $695 million from $758 million in 2014. The decrease was primarily due to proceeds from the issuance of $1 billion in Senior Notes, a £160 million term loan and issuance of commercial paper to support the acquisition of Cromwell, as well as ¥6 billion term loans to support the construction of a new distribution center in Japan. These proceeds were partially offset by an increase in the purchase of treasury stock and dividends paid.

2014 Compared to 2013
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
Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt and current maturities of long-term debt). Working capital was $1,794 million at December 31, 2015, compared with $1,697 million at December 31, 2014. At these dates, the ratio of current assets to current liabilities was 2.5 and 2.5, respectively. The increase in working capital was primarily related to higher receivable and inventory balances driven by the Cromwell acquisition, as well as lower liabilities for employees' profit sharing plans.

Capital Expenditures
In each of the past three years, a portion of operating cash has been used for additions to property, buildings, equipment and capitalized software as summarized in the following table (in thousands of dollars):

	For the Years Ended December 31,
	2015	2014	2013
Land, buildings, structures and improvements	$86,082	$159,793	$60,419
Furniture, fixtures, machinery and equipment	202,137	140,358	152,328
Subtotal	288,219	300,151	212,747
Capitalized software	85,649	87,239	59,398
Total	$373,868	$387,390	$272,145

In 2015, Grainger continued investing in the North America distribution center network and the completion of the common ERP platform for North America and made investments in support of sales initiatives. Other significant investments in 2015 included the eCommerce platform, sustaining capital investments for Grainger's branches and distribution centers and other technology infrastructure.

In 2014, Grainger made significant capital investments to build new distribution centers in the United States and Canada. In the United States, Grainger began the replacement of its existing New Jersey distribution center with construction of a new 1.3 million square-foot distribution center. In Canada, Grainger continued construction of the new distribution center in the Toronto area. Grainger also invested in technology infrastructure, vending machines for the KeepStock program and normal recurring replacement of equipment.

In 2013, significant capital expenditures included investments in the distribution center network in the United States and Canada. In the United States, Grainger opened a new 1 million square-foot and highly automated Chicago-area distribution center. In Canada, Grainger began construction of the 535,000 square-foot distribution center in the Toronto area. Other significant investments in 2013 included investing in a new eCommerce platform, sustaining capital investments for Grainger's branches and distribution centers and other technology infrastructure.

In 2016, capital expenditures are expected to range from $300 million to $350 million. Projected spending includes continued investments in the supply chain, eCommerce, inventory management solutions, and in support of sales initiatives. Grainger expects to fund 2016 capital spending primarily from operating cash.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit. Total debt as a percent of total capitalization was 45.8% and 12.9% as of December 31, 2015 and 2014, respectively.

On April 16, 2015, Grainger announced plans to issue $1.8 billion in long-term debt over the next three years, to partially fund the repurchase of $3 billion in shares. The remaining amount is expected to be funded from internally generated cash. In June 2015, Grainger issued $1 billion in long-term debt, which is the first of three expected debt issuances. The new debt is payable in 30 years and carries a 4.60% interest rate, payable semiannually. With the new long-term debt, Grainger expects to maintain a debt to EBITDA ratio in the 1.0–1.5x range. EBITDA, which is defined as Earnings before Interest, Taxes, Depreciation and Amortization, is a non-GAAP measure and may not be defined and calculated by other companies in the same manner. Refer to Note 7 and Note 8 to the Consolidated Financial Statements included in Item 8.

Commitments and Other Contractual Obligations
At December 31, 2015, Grainger's contractual obligations, including estimated payments due by period, are as follows (in thousands of dollars):

	Payments Due by Period
	Total Amounts Committed	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Debt obligations	$2,001,779	$600,418	$45,988	$347,295	$1,008,078
Interest on debt	1,395,479	50,710	97,860	105,596	1,141,313
Operating lease obligations	174,718	66,864	70,056	24,470	13,328
Purchase obligations:
Uncompleted additions to property, buildings and equipment	50,850	50,850	—	—	—
Commitments to purchase inventory	453,559	453,559	—	—	—
Other purchase obligations	222,165	132,696	45,021	40,548	3,900
Other liabilities	250,509	132,897	24,780	27,229	65,603
Total	$4,549,059	$1,487,994	$283,705	$545,138	$2,232,222

Purchase obligations for inventory are made in the normal course of business to meet operating needs. While purchase orders for both inventory purchases and non-inventory purchases are generally cancelable without penalty, certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

Other liabilities represent future payments for profit sharing and employee benefits plans as determined by actuarial projections and other employee benefit plans. Other employment-related benefits costs of $59 million have not been included in this table as the timing of benefit payments is not predictable. See Note 10 to the Consolidated Financial Statements.

See also Note 8 and Note 11 to the Consolidated Financial Statements for further detail related to the interest on long-term debt and operating lease obligations, respectively.

Grainger has recorded a noncurrent liability of approximately $66 million for tax uncertainties and interest at December 31, 2015. This amount is excluded from the table above, as Grainger cannot make reliable estimates of these cash flows by period. See Note 15 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements
Grainger does not have any material exposures to off-balance sheet arrangements. All significant contractual obligations are recorded on the Company's consolidated balance sheet or fully disclosed in the notes to Grainger's consolidated financial statements. Grainger has an investment in a variable interest entity (VIE) for which Grainger is not the primary beneficiary. The VIE is accounted for as an equity method investment. See Note 1 to the Consolidated Financial Statements.

Critical Accounting Estimates
The preparation of financial statements, in conformity with Generally Accepted Accounting Principles (GAAP) in the United States of America, requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements. Management bases its estimates on historical experience and other assumptions, which it believes are reasonable. If actual amounts are ultimately different from these estimates, the revisions are included in Grainger's results of operations for the period in which the actual amounts become known.

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

Allowance for Doubtful Accounts. Grainger considers several factors to estimate the allowance for uncollectible accounts receivable including the age of the receivables, the percent past due and the historical ratio of actual write-offs to the age of the receivables. The analyses performed also take into consideration economic conditions that may have an impact on a specific industry, group of customers or a specific customer. Based on analysis of actual historical write-offs of uncollectible accounts receivable, Grainger's estimates and assumptions have been materially accurate in regards to the valuation of its allowance for doubtful accounts. However, write-offs could be materially different than the reserves established if business or economic conditions change or actual results deviate from historical trends, and Grainger's estimates and assumptions may be revised as appropriate to reflect these changes. For fiscal years 2015, 2014 and 2013, actual results did not vary materially from estimated amounts.

Inventory Reserves.  Grainger establishes inventory reserves for obsolete inventory. Grainger regularly reviews inventory to evaluate continued demand and identify any obsolete or excess quantities.  Grainger records provisions for the difference between excess and obsolete inventory and its estimated realizable value.  Estimated realizable value is based on anticipated future product demand, market conditions and liquidation values.  As Grainger's inventory consists of approximately 1.4 million stocked products, it is not practical to quantify the actual disposition of excess and obsolete inventory against estimated amounts at a stock keeping unit (SKU) level and no individual SKU is material.   There were no material differences noted between reserve levels compared to the level of write-offs historically.  Grainger's methodology for estimating reserves is continually evaluated based on current experience and the methodology provides for a materially accurate level of reserves at any reporting date.  Actual results could differ materially from projections and require changes to reserves that could have a material effect on Grainger's results of operations based on significant changes in product demand, market conditions or liquidation value.  If business or economic conditions change, Grainger's estimates and assumptions may be revised as appropriate. For fiscal years 2015, 2014 and 2013, actual results did not vary materially from estimated amounts.

Goodwill and Indefinite Lived Intangible Assets. Business acquisitions result in the recording of goodwill and identified intangible assets that affect the amount of amortization expense and possible impairment write-downs that may occur in future periods. Grainger annually reviews goodwill and intangible assets with indefinite lives for impairment in the fourth quarter and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values.

Grainger completed the annual impairment testing during the fourth quarter of 2015, including the quantitative test for Fabory, with $106 million of goodwill. The fair value of the Fabory reporting unit's goodwill exceeded the carrying value by 15%, and the step two calculation was not required for this reporting unit. The risk of potential failure of step one of the impairment test for Fabory in future reporting periods is highly dependent upon key assumptions included in the determination of the reporting unit's fair value. The fair value of reporting units is calculated primarily using the discounted cash flow (DCF) method and incorporating value indicators from a market approach to evaluate the reasonableness of the resulting fair values. The DCF method incorporates various assumptions regarding the amount and timing of future expected cash flows, including revenues, gross margins, operating expenses, capital expenditures and working capital based on operational budgets, long-range strategic plans and other estimates. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period and reflects management’s best estimates for perpetual growth for the reporting units. Estimates of market-participant risk-adjusted weighted average cost of capital are used as a basis for determining the discount rates to apply to the reporting units’ future expected cash flows and terminal value. Changes in assumptions regarding future performance and unfavorable economic environment in Europe may also have a significant impact on cash flows in the future. Grainger performed a sensitivity analysis to determine the reasonableness of the step one results and evaluated the impact of a 100 basis point increase in the discount rate or a 100 basis point decrease in the terminal growth rate. No indications of impairment resulted from this sensitivity analysis. Given the sensitivity of the calculated fair value to changes in these key assumptions, Grainger may be required to recognize an impairment for Fabory’s goodwill in the future due to changes in market conditions or other factors related to these key assumptions.
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

	For the Years Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.5%	2.0%	0.9%
Expected life	6 years	6 years	6 years
Expected volatility	24.9%	25.0%	25.5%
Expected dividend yield	1.9%	1.7%	1.5%

The risk-free interest rate is selected based on yields from U.S. Treasury zero-coupon issues with a remaining term approximately equal to the expected term of the options being valued. The expected life selected for options granted during each year presented represents the period of time that the options are expected to be outstanding based on historical data of option holders' exercise and termination behavior. Expected volatility is based upon implied and historical volatility of the closing price of Grainger's stock over a period equal to the expected life of each option grant. Historical information is also the primary basis for selection of the expected dividend yield assumptions. Because stock option compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, using historical forfeiture experience. The amount of stock option compensation expense is significantly affected by the valuation model and these assumptions. If different assumptions were used, the stock option compensation expense could be significantly different from what is recorded in the current period.

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

Postretirement Healthcare Benefits. The postretirement healthcare obligation and net periodic cost are dependent on assumptions and estimates used in calculating such amounts. The assumptions used include, among others, discount rates, assumed rates of return on plan assets and healthcare cost trend rates, and certain employee-related factors, such as turnover, retirement age and mortality rates. Changes in these and other assumptions (caused by conditions in equity markets or plan experience, for example) could have a material effect on Grainger's postretirement benefit obligation and expense and could affect its results of operations and financial condition. These changes in assumptions may also affect voluntary decisions to make additional contributions to the trust established for funding the postretirement benefit obligation.

The discount rate assumptions used by management reflect the rates available on high-quality fixed income debt instruments as of December 31, the measurement date, of each year.  A higher discount rate reduces the present value of benefit obligations and net periodic benefit costs. As of December 31, 2015, Grainger increased the discount rate used in the calculation of the postretirement plan obligation from 3.89% to 4.20% to reflect the increase in market interest rates.  Grainger estimates that this increase could increase 2016 pretax earnings by approximately $1.2 million.  However, other changes in assumptions may increase, decrease or eliminate this effect.

A 1 percentage point change in assumed healthcare cost trend rates would have had the following effects on December 31, 2015 results (in thousands of dollars):

	1 Percentage Point
	Increase	(Decrease)
Effect on total of service and interest cost	$2,071	$(1,667)
Effect on postretirement benefit obligation	28,450	(23,280)

Grainger changed the mortality improvement table used to project mortality rates into the future from Mortality Table RP-2014 with Mortality Improvement Scale MP-2014 to Mortality Table RPH-2014 with Mortality Improvement Scale MP-2015 at December 31, 2015. Mortality Table RPH-2014 is a headcount-weighted table that is more appropriate for the measurement of other postretirement employee benefit plans. Scale MP-2015, published by the Society of Actuaries, reflects the most recent data for mortality improvement. Grainger estimates this change could increase 2016 pretax earnings by approximately $1.3 million.

Grainger updated the 2015 census for involuntary terminations that occurred in 2015. Grainger estimates this change could increase 2016 pretax earnings by approximately $1.1 million.

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

The use of assumptions in the analysis leads to fluctuations in required reserves over time.  Any change in the required reserve balance is reflected in the current period's results of operations.  Grainger believes its estimates are reasonable based on the information currently available and the methodology used to estimate these reserves has been consistently applied.  There were no material adjustments based on Grainger's historical experience in 2015, 2014 and 2013.  If actual trends, including the nature, severity or frequency of claims differ from Grainger's estimates, or if business or economic conditions change, Grainger's estimates and assumptions may be revised as appropriate and the results of operations could be materially impacted.

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

Contingent Liabilities. At any time, Grainger may be subject to investigations, legal proceedings, or claims related to the ongoing operation of its business, including claims both by and against Grainger. Such proceedings typically involve claims related to product liability, general negligence, contract disputes, environmental issues, wage and hour laws, intellectual property, employment practices, regulatory compliance or other matters and actions brought by employees, consumers, competitors, suppliers or governmental entities. Grainger routinely assesses the likelihood of any adverse outcomes related to these matters on a case by case basis, as well as the potential ranges of losses and fees. Grainger establishes accruals for its potential exposure, as appropriate, for claims against Grainger when losses become probable and the financial impact of an adverse outcome is reasonably estimable. Legal fees are recognized as incurred and are not included in accruals for contingencies. Where Grainger is able to reasonably estimate a range of potential losses, Grainger records the amount within that range that constitutes Grainger's best estimate. Grainger also discloses the nature of and range of loss for claims against Grainger when losses are reasonably possible and the exposure is considered material to Grainger's consolidated financial statements. These accruals and disclosures are determined based on the facts and circumstances related to the individual cases and require estimates and judgments regarding the interpretation of facts and laws, as well as the effectiveness of strategies or other factors beyond Grainger's control. If the assessment of any of these factors changes, the estimates may change. Predicting the outcome of claims and litigation, and estimating related costs and exposure, involves substantial uncertainties that could cause actual costs to vary materially from estimates and accruals.

Other. Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies such as revenue recognition, depreciation, intangibles, long-lived assets, fair value measurements and valuations and warranties require judgments on complex matters that are often subject to multiple external sources of authoritative guidance such as the Financial Accounting Standards Board and the Securities and Exchange Commission. Possible changes in estimates or assumptions associated with these policies are not expected to have a material effect on the financial condition or results of operations of Grainger. More information on these additional accounting policies can be found in Note 1 to the Consolidated Financial Statements.

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

Forward-Looking Statements
From time to time, in this Annual Report on Form 10-K, as well as in other written reports and verbal statements, Grainger makes forward-looking statements that are not historical in nature but concern forecasts of future results, business plans, analyses, prospects, strategies, objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws. Such forward-looking statements are identified by words such as “anticipate,” “estimate,” “believe,” “expect,” “could,” “forecast,” “may,” “intend,” “plan,” “predict,” “project” and similar terms and expressions.

Grainger cannot guarantee that any forward-looking statement will be realized, although Grainger does believe that its assumptions underlying its forward-looking statements are reasonable. Achievement of future results is subject to risks and uncertainties, many of which are beyond the Company's control, which could cause Grainger's results to differ materially from those which are presented.

Important factors that could cause actual results to differ materially from those presented or implied in a forward-looking statement include, without limitation: higher product costs or other expenses; a major loss of customers; loss or disruption of source of supply; increased competitive pricing pressures; failure to develop or implement new technologies or business strategies; the outcome of pending and future litigation or governmental or regulatory proceedings; including with respect to wage and hour, anti-bribery and corruption, environmental, advertising privacy and cybersecurity matters; investigations, inquiries, audits and changes in laws and regulations; disruption of information technology or data security systems; general industry or market conditions; general global economic conditions; currency exchange rate fluctuations; market volatility; commodity price volatility; labor shortages; facilities disruptions or shutdowns; higher fuel costs or disruptions in transportation services; natural and other catastrophes; unanticipated weather conditions; loss of key members of management; the Company's ability to operate, integrate and leverage acquired businesses and the factors identified under Item 1A: Risk Factors and elsewhere in the Form 10-K.

Caution should be taken not to place undue reliance on Grainger's forward-looking statements and Grainger undertakes no obligation to publicly update the forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk
Grainger may use financial instruments to reduce its exposure to adverse fluctuations in foreign currency exchange rates and interest rates as part of its overall risk management strategy. The derivative positions reduce risk by hedging certain underlying economic exposures. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure. Grainger does not enter into derivative financial instruments for trading or speculative purposes. See Note 9 and Note 14 to the Consolidated Financial Statements for additional information on Grainger's derivative activities.

Foreign Currency Exchange Rates
Grainger’s financial results, including the value of assets and liabilities, are exposed to foreign currency exchange rate risk when the financial statements of the international subsidiaries, as stated in their local currencies, are translated into U.S. dollars. While it is difficult to quantify any particular impact of changes in exchange rates, a uniform 10% strengthening in the U.S. dollar (whereby all other variables are held constant and unusual expense items described in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" are excluded) would have resulted in a decrease in net earnings of $1 million and $4 million for the years ended December 31, 2015 and 2014, respectively.  Comparatively, a 10% weakening of the U.S. dollar would have resulted in an increase in net earnings of $1 million and $5 million for the years ended December 31, 2015 and 2014, respectively. This sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in future potential changes in sales levels or local currency prices or costs.

Interest Rates
Grainger is subject to interest rate risk related to its variable rate debt portfolio. Grainger may enter into interest rate swap agreements to manage those risks. Based on Grainger's variable rate debt and derivative instruments outstanding, a 1 percentage point increase in interest rates paid by Grainger would have resulted in a decrease to net earnings of approximately $3 million for 2015 and $2 million for 2014. A 1 percentage point decrease in interest rates would have resulted in an increase to net earnings of approximately $3 million for 2015 and $2 million for 2014. This sensitivity analysis of the effects of changes in interest rates on long-term debt does not factor in future potential changes in long-term debt levels.

Commodity Price Risk
Grainger has limited primary exposure to commodity price risk on certain products for resale, but does not purchase commodities directly.

Item 8: Financial Statements and Supplementary Data

The financial statements and supplementary data are included on pages 37 to 78. See the Index to Financial Statements and Supplementary Data on page 36.

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

(B)	Attestation Report of the Registered Public Accounting Firm

The report from Ernst & Young LLP on its audit of the effectiveness of Grainger's internal control over financial reporting as of December 31, 2015, is included on page 38 of this Report under the heading Report of Independent Registered Public Accounting Firm.

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

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 27, 2016, under the captions “Directors,” “Board of Directors and Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  Information required by this item regarding executive officers of Grainger is set forth below under the caption “Executive Officers.”

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

Executive Officers
Following is information about the Executive Officers of Grainger including age as of March 1, 2016. Executive Officers of Grainger generally serve until the next annual election of officers, or until earlier resignation or removal.

Name and Age	Positions and Offices Held and Principal Occupation and Employment During the Past Five Years
Michael S. Ali (54)
Senior Vice President and Chief Information Officer, a position assumed in July 2013. Prior to joining Grainger, Dr. Ali was Senior Vice-President, Application Services and PMO at U.S. Foods, a position assumed in 2012 after serving as CIO at Harman, a position assumed in 2010. Prior to this position, Dr. Ali held several management roles in Ford Motor Company from 2000 to 2010.

Laura D. Brown (52)
Senior Vice President, Communications and Investor Relations, a position assumed in 2010 after serving as Vice President, Global Business Communications, a position assumed in 2009 and Vice President, Investor Relations, a position assumed in 2008.

Joseph C. High (61)
Senior Vice President and Chief People Officer, a position assumed in June 2011. Prior to joining Grainger, Mr. High was the Senior Vice President of Human Resources at Owens Corning in Toledo, Ohio, a position assumed in 2004.

John L. Howard (58)	Senior Vice President and General Counsel, a position assumed in 2000.
Ronald L. Jadin (55)
Senior Vice President and Chief Financial Officer, a position assumed in 2008. Previously, Mr. Jadin served as Vice President and Controller, a position assumed in 2006 after serving as Vice President, Finance.

William Lomax (52)
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

Donald G. Macpherson (48)
Chief Operating Officer, a position assumed in 2015. Previously, Mr. Macpherson served as Senior Vice President and Group President, Global Supply Chain and International, a position assumed in 2013; Senior Vice President and President, Global Supply Chain and Corporate Strategy, a position assumed in 2012, and Senior Vice President, Global Supply Chain, a position assumed in 2008.

James T. Ryan (57)	Chairman of the Board, President and Chief Executive Officer of Grainger, positions assumed in 2009, 2006 and 2008, respectively.

Item 11: Executive Compensation

The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 27, 2016, under the captions “Board of Directors and Board Committees,” “Director Compensation,” “Report of the Compensation Committee of the Board” and “Compensation Discussion and Analysis.”

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 27, 2016, under the captions “Ownership of Grainger Stock” and “Equity Compensation Plans.”

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 27, 2016, under the captions "Election of Directors" and "Transactions with Related Persons."

Item 14: Principal Accounting Fees and Services

The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 27, 2016, under the caption “Audit Fees and Audit Committee Pre-Approval Policies and Procedures.”

PART IV

Item 15: Exhibits, Financial Statements Schedules

(a) Documents files as part of the Form 10-K

(1)
Financial Statements: see Item 8, “Financial Statements and Supplementary Data,” on page 36 hereof, for a list of financial statements. Management's Annual Report on Internal Control Over Financial Reporting.

(2)
Financial Statement Schedules: the schedules listed in Rule 5-04 of Regulation S-X have been omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits Required by Item 601 of Regulation S-K: the information required by this Item 15(a)(3) of Form 10-K is set forth on the Exhibit Index that follows the Signatures page of the Form 10-K.

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
December 31, 2015, 2014 and 2013

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

Grainger's management assessed the effectiveness of Grainger's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment under that framework and the criteria established therein, Grainger's management concluded that Grainger's internal control over financial reporting was effective as of December 31, 2015.

Ernst & Young LLP, an independent registered public accounting firm, has audited Grainger's internal control over financial reporting as of December 31, 2015, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
W.W. Grainger, Inc.

We have audited W.W. Grainger, Inc. and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). W.W. Grainger, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, W.W. Grainger, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of W.W. Grainger, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015 of W.W. Grainger, Inc. and subsidiaries and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
W.W. Grainger, Inc.
We have audited the accompanying consolidated balance sheets of W.W. Grainger, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of W.W. Grainger, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), W.W. Grainger Inc. and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 29, 2016

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)

	For the Years Ended December 31,
	2015	2014	2013
Net sales	$9,973,384	$9,964,953	$9,437,758
Cost of merchandise sold	5,741,956	5,650,711	5,301,275
Gross profit	4,231,428	4,314,242	4,136,483
Warehousing, marketing and administrative expenses	2,931,108	2,967,125	2,839,629
Operating earnings	1,300,320	1,347,117	1,296,854
Other income and (expense):
Interest income	1,166	2,068	3,234
Interest expense	(33,571)	(10,093)	(13,225)
Loss from equity method investment	(11,740)	—	—
Other non-operating income	1,102	483	2,732
Other non-operating expense	(6,572)	(5,189)	(1,996)
Total other income and (expense)	(49,615)	(12,731)	(9,255)
Earnings before income taxes	1,250,705	1,334,386	1,287,599
Income taxes	465,531	522,090	479,850
Net earnings	785,174	812,296	807,749
Less: Net earnings attributable to noncontrolling interest	16,178	10,567	10,713
Net earnings attributable to W.W. Grainger, Inc.	$768,996	$801,729	$797,036
Earnings per share:
Basic	$11.69	$11.59	$11.31
Diluted	$11.58	$11.45	$11.13
Weighted average number of shares outstanding:
Basic	65,156,864	68,334,322	69,455,507
Diluted	65,765,121	69,205,744	70,576,432

The accompanying notes are an integral part of these consolidated financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)

	For the Years Ended December 31,
	2015	2014	2013
Net earnings	$785,174	$812,296	$807,749
Other comprehensive earnings (losses):
Foreign currency translation adjustments:
Foreign currency translation (loss) gain, net of tax benefit of $0, $2,806 and $4,078, respectively	(154,096)	(127,847)	(78,253)
Net investment hedge gain, net of tax expense of $0, $(2,360) and $(3,393), respectively	—	3,782	5,438
Reclassification of cumulative currency translation	—	9,042	—
Net foreign currency translation (loss) gain	(154,096)	(115,023)	(72,815)

Defined postretirement benefit plan:
Defined postretirement benefit plan, net of tax (expense) benefit of $(19,056), $14,140 and $(21,632), respectively	30,451	(22,667)	35,045
Reclassification adjustments related to amortization, net of tax expense of $2,043, $2,545 and $1,444, respectively	(3,246)	(4,072)	(2,387)
Net defined postretirement benefit plans	27,205	(26,739)	32,658

Other employment-related benefit plans:
Gain (loss) on other employment-related benefit plans, net of tax benefit of $0, $440 and $313, respectively	641	(1,462)	(1,319)
Reclassification adjustment related to plan amendment and settlement, net of tax benefit of $(2,324)	—	6,971	—
Net other employment-related benefit plans	641	5,509	(1,319)

Derivative instrument change in fair value of cash flow hedge	1,300	786	1,190

Total other comprehensive earnings	(124,950)	(135,467)	(40,286)
Comprehensive earnings, net of tax	660,224	676,829	767,463
Less: Comprehensive earnings attributable to noncontrolling interest:
Net earnings	16,178	10,567	10,713
Foreign currency translation adjustments	(532)	(9,880)	(15,622)
Comprehensive earnings attributable to W.W. Grainger, Inc.	$644,578	$676,142	$772,372

The accompanying notes are an integral part of these consolidated financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)

	As of December 31,
ASSETS	2015	2014
CURRENT ASSETS
Cash and cash equivalents	$290,136	$226,644
Accounts receivable (less allowances for doubtful
accounts of $22,288 and $22,121 respectively)	1,209,641	1,172,924
Inventories – net	1,414,177	1,356,396
Prepaid expenses and other assets	85,670	102,669
Deferred income taxes	—	61,387
Prepaid income taxes	49,018	47,529
Total current assets	3,048,642	2,967,549
PROPERTY, BUILDINGS AND EQUIPMENT
Land	323,765	337,573
Buildings, structures and improvements	1,352,498	1,269,491
Furniture, fixtures, machinery and equipment	1,694,050	1,508,066
	3,370,313	3,115,130
Less: Accumulated depreciation and amortization	1,939,072	1,790,784
Property, buildings and equipment – net	1,431,241	1,324,346
DEFERRED INCOME TAXES	83,996	16,718
GOODWILL	582,336	506,905
INTANGIBLES – NET	463,294	263,930
OTHER ASSETS	248,246	203,601
TOTAL ASSETS	$5,857,755	$5,283,049

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS - CONTINUED
(In thousands of dollars, except for share and per share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY	As of December 31,
CURRENT LIABILITIES	2015	2014
Short-term debt	$353,072	$56,896
Current maturities of long-term debt	247,346	23,404
Trade accounts payable	583,474	554,088
Accrued compensation and benefits	196,667	191,696
Accrued contributions to employees’ profit sharing plans	124,587	178,076
Accrued expenses	266,702	245,300
Income taxes payable	16,686	12,256
Total current liabilities	1,788,534	1,261,716
LONG-TERM DEBT (less current maturities)	1,388,414	403,333
DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	154,352	95,455
EMPLOYMENT-RELATED AND OTHER NONCURRENT LIABILITIES	173,741	238,444
SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued or outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	54,830	54,830
Additional contributed capital	1,000,476	948,340
Retained earnings	6,802,130	6,335,990
Accumulated other comprehensive losses	(221,091)	(96,673)
Treasury stock, at cost – 47,630,511 and 42,227,178 shares, respectively	(5,369,711)	(4,032,615)
Total W.W. Grainger, Inc. shareholders’ equity	2,266,634	3,209,872
Noncontrolling interest	86,080	74,229
Total shareholders' equity	2,352,714	3,284,101
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,857,755	$5,283,049

The accompanying notes are an integral part of these consolidated financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	For the Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$785,174	$812,296	$807,749
Provision for losses on accounts receivable	10,181	12,945	8,855
Deferred income taxes and tax uncertainties	4,076	(13,732)	(9,319)
Depreciation and amortization	227,967	208,326	180,613
Impairment of goodwill and other intangible assets	—	16,652	26,284
Losses (gains) from non-cash charges and sales of assets	2,765	41,037	(22,155)
Stock-based compensation	46,861	49,032	55,590
Losses from equity method investment	11,740	—	—
Change in assets and liabilities – net of acquisitions and divestitures:
Accounts receivable	(3,085)	(122,580)	(126,465)
Inventories	(37,737)	(92,443)	(23,636)
Prepaid expenses and other assets	15,788	(24,550)	16,873
Trade accounts payable	23,130	32,019	71,118
Other current liabilities	(70,306)	8,693	(707)
Current income taxes payable	6,943	(1,487)	(4,813)
Accrued employment-related benefits cost	(27,721)	35,027	9,872
Other – net	(5,872)	(1,421)	(3,361)
Net cash provided by operating activities	989,904	959,814	986,498
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment	(373,868)	(387,390)	(272,145)
Proceeds from sales of assets	14,857	26,755	26,701
Equity method investment	(20,382)	—	—
Cash paid for business acquisitions	(464,431)	(30,713)	(153,915)
Other – net	466	7,290	(68)
Net cash used in investing activities	(843,358)	(384,058)	(399,427)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in commercial paper	325,000	5,000	—
Borrowings under lines of credit	54,770	108,721	144,805
Payments against lines of credit	(78,559)	(117,277)	(154,450)
Proceeds from issuance of long-term debt	1,307,183	150,504	—
Payments of long-term debt and commercial paper	(52,838)	(170,907)	(16,681)
Proceeds from stock options exercised	60,885	48,579	69,412
Excess tax benefits from stock-based compensation	27,553	33,772	59,984
Purchase of treasury stock	(1,400,071)	(525,120)	(438,473)
Cash dividends paid	(306,474)	(291,395)	(255,466)
Net cash used in financing activities	(62,551)	(758,123)	(590,869)
Exchange rate effect on cash and cash equivalents	(20,503)	(21,633)	(17,621)
NET CHANGE IN CASH AND CASH EQUIVALENTS:	63,492	(204,000)	(21,419)
Cash and cash equivalents at beginning of year	226,644	430,644	452,063
Cash and cash equivalents at end of year	$290,136	$226,644	$430,644

Supplemental cash flow information:
Cash payments for interest (net of amounts capitalized)	$31,591	$10,172	$12,954
Cash payments for income taxes	$442,486	$509,378	$414,363
The accompanying notes are an integral part of these consolidated financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands of dollars, except for per share amounts)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest
Balance at January 1, 2013	$54,830	$812,573	$5,278,577	$53,578	$(3,175,646)	$93,454
Exercise of stock options	—	4,035	—	—	64,140	583
Tax benefits on stock-based compensation awards	—	62,385	—	—	—	—
Stock option expense	—	17,373	—	—	—	72
Amortization of other stock-based compensation awards	—	34,049	—	—	—	—
Settlement and vesting of other stock-based compensation awards	—	(37,851)	—	—	(3,709)	—
Purchase of treasury stock	—	—	—	—	(433,758)	(183)
Purchase of noncontrolling interest - Colombia	—	(51)	—	—	—	(9,612)
Net earnings	—	—	797,036	—	—	10,713
Other comprehensive earnings	—	—	—	(24,664)	—	(15,622)
Cash dividends paid ($3.59 per share)	—	542	(253,001)	—	—	(3,007)
Balance at December 31, 2013	$54,830	$893,055	$5,822,612	$28,914	$(3,548,973)	$76,398
Exercise of stock options	—	4,709	—	—	42,920	872
Tax benefits on stock-based compensation awards	—	36,618	—	—	—	—
Stock option expense	—	14,547	—	—	—	152
Amortization of other stock-based compensation awards	—	31,480	—	—	—	—
Settlement and vesting of other stock-based compensation awards	—	(32,711)	—	—	(1,636)	—
Purchase of treasury stock		—	—		(524,926)	(194)
Net earnings	—	—	801,729	—	—	10,567
Other comprehensive earnings	—	—	—	(125,587)	—	(9,880)
Cash dividends paid ($4.17 per share)	—	642	(288,351)	—	—	(3,686)
Balance at December 31, 2014	$54,830	$948,340	$6,335,990	$(96,673)	$(4,032,615)	$74,229
Exercise of stock options	—	1,454	—	—	58,713	460
Tax benefits on stock-based compensation awards	—	31,614	—	—	—	—
Stock option expense	—	14,311	—	—	—	163

Amortization of other stock-based compensation awards	—	28,332	—	—	—	—
Settlement and vesting of other stock-based compensation awards	—	(24,235)	—	—	4,122	—
Purchase of treasury stock		—	—		(1,399,931)	(140)
Net earnings	—	—	768,996	—	—	16,178
Other comprehensive earnings	—	—	—	(124,418)	—	(532)
Cash dividends paid ($4.59 per share)	—	660	(302,856)	—	—	(4,278)
Balance at December 31, 2015	$54,830	$1,000,476	$6,802,130	$(221,091)	$(5,369,711)	$86,080

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

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiaries over which the Company exercises control. All significant intercompany transactions are eliminated from the consolidated financial statements. The Company's noncontrolling interest represents its 51% ownership in MonotaRO Co.

EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS
The Company evaluates the method of accounting for investments in which it holds an equity interest based on the amount of control it exercises over the operations of the investee, exposure to losses in excess of its investment, the ability to significantly influence the investee and whether the Company is the primary beneficiary of the investee. Under the voting interest model, the Company applies the equity method when the Company owns or controls from 20% to 50% of the voting shares, or below 20% of the voting shares when significant influence can be exercised over the operating and financial policies of the investee company. Under the Variable Interest (VIE) Model, the investments are accounted for under the equity method if the Company has determined it does not have a controlling financial interest and therefore is not the VIE's primary beneficiary. The investment accounted for under the equity method was $9 million at December 31, 2015, and is included in Other assets on the Consolidated Balance Sheets.

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

RECLASSIFICATIONS
Certain amounts in the 2014 and 2013 financial statements, as previously reported, have been revised to conform to the 2015 presentation. These changes did not have a material impact on the presentation of the consolidated financial statements.

REVENUE RECOGNITION
Revenues recognized include product sales, billings for freight and handling charges and fees earned for services provided. The Company recognizes product sales and billings for freight and handling charges primarily on the date products are shipped to, or picked up by, the customer. In cases where the product is shipped directly to the customer, the Company recognizes revenue at the time of shipment on a gross basis. The Company's standard shipping terms are FOB shipping point. On occasion, the Company will negotiate FOB destination terms. These sales are recognized upon delivery to the customer. eCommerce revenues, which accounted for 43% of total 2015 revenues, are recognized on the same terms as revenues through other channels. Fee revenues, which accounted for less than 1% of total 2015 revenues, are recognized after services are completed. Taxes collected from customers and remitted to governmental authorities are presented on a net basis and are not included in revenue.

COST OF MERCHANDISE SOLD
Cost of merchandise sold includes product and product-related costs, vendor consideration, freight-out and handling costs. The Company defines handling costs as those costs incurred to fulfill a shipped sales order.

VENDOR CONSIDERATION
The Company receives rebates and allowances from its vendors to promote their products. The Company utilizes numerous advertising programs to promote its vendors' products, including catalogs and other printed media, Internet, radio and other marketing programs. Most of these programs relate to multiple vendors, which makes supporting the specific, identifiable and incremental criteria difficult, and would require numerous assumptions and judgments. Based on the inexact nature of trying to track reimbursements to the advertising expenditure for each vendor, the Company treats most vendor advertising allowances as a reduction to product purchase price and is reflected in Cost of merchandise sold rather than a reduction of operating (advertising) expenses.

Vendor funds that are determined to be reimbursement of specific, incremental and identifiable costs incurred to promote vendor's products are recorded as an offset to the related expenses in Warehouse, marketing and administrative expenses.

Rebates earned from vendors that are based on product purchases are capitalized into inventory as part of product purchase price. These rebates are credited to Cost of merchandise sold based on sales. Vendor rebates that are earned based on products sold are credited directly to Cost of merchandise sold.

ADVERTISING
Advertising costs are expensed in the year the related advertisement is first presented. Advertising expense was $180 million, $169 million and $178 million for 2015, 2014 and 2013, respectively. Most vendor-provided allowances are classified as a reduction to product purchase price and is reflected in Cost of merchandise sold. For additional information see VENDOR CONSIDERATION above.

Catalog expense is amortized equally over the life of the catalog, beginning in the month of its distribution. Advertising costs for catalogs that have not been distributed by year-end are capitalized as Prepaid expenses. Amounts included in Prepaid expenses at December 31, 2015 and 2014, were $19 million and $27 million, respectively.

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

INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined primarily by the last-in, first-out (LIFO) method, which accounts for approximately 61% of total inventory. For the remaining inventory, cost is determined by the first-in, first-out (FIFO) method.

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

Depreciation expense was $162 million, $154 million and $142 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Improvements to leased property are amortized over the initial terms of the respective leases or the estimated service lives of the improvements, whichever is shorter.

The Company capitalized interest costs of $4 million, $2 million and $1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The Company recognized impairment charges of $5 million, $5 million and $0.4 million in 2015, 2014 and 2013, respectively, included in Warehousing, marketing and administrative expenses, to reduce the carrying value of certain long-lived assets to their estimated fair value pursuant to impairment indicators for property currently held for sale, lease terminations, idle assets and branch closures.

CAPITALIZED SOFTWARE
The Company capitalizes certain costs related to the purchase and development of internal-use software. Amortization of capitalized software is on a straight-line basis over three or five years. Amortization begins when the software is available for its intended use. Amortization expense was $45 million, $36 million and $23 million for the years ended December 31, 2015, 2014 and 2013, respectively. Capitalized software was $185 million and $148 million at December 31, 2015 and 2014, respectively, and is included in Other assets on the Consolidated Balance Sheets. During 2014, the Company wrote off $7 million in capitalized software costs due to a change in the implementation plan for an ERP system across North America.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term nature of these financial instruments. The carrying value of long-term debt also approximates fair value. The fair value of the Company's qualifying derivative instruments is recorded in the Consolidated Balance Sheets and is discussed in more detail in Note 9 to the Consolidated Financial Statements.

DERIVATIVE INSTRUMENTS AND HEDGING
The Company uses derivative financial instruments to manage exposures to fluctuations in interest rates and foreign currency exchange rates. The Company does not enter into derivative financial instruments for trading or speculative purposes. All derivative instruments are recognized as either assets or liabilities in the balance sheet at their fair value. Changes in the fair value of derivatives are recognized in net earnings or other comprehensive earnings (losses) depending on whether the derivative is designated as part of a qualifying hedging relationship. The ineffective portion of a qualifying hedging derivative and derivatives not designated as a hedge are recognized immediately in earnings. Instruments that do not qualify for hedge accounting are marked to market with the change recognized in current period earnings. See Note 9 and Note 14 to the Consolidated Financial Statements for additional information on the Company's derivative activities.

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

WARRANTY RESERVES
The Company generally warrants the products it sells against defects for one year. For a significant portion of warranty claims, the manufacturer of the product is responsible for expenses. For warranty expenses not covered by the manufacturer, the Company provides a reserve for future costs based primarily on historical experience. Warranty reserves were $3 million and $4 million at December 31, 2015 and 2014, respectively.

NEW ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB announced a one-year delay in the effective date. The standard will now be effective for interim and annual periods beginning after December 15, 2017. The standard also permits adoption as early as the original effective date, which was for interim and annual periods beginning after December 15, 2016. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU, which is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, changes the consolidation analysis required under U.S. GAAP for limited partnerships and other variable interest entities. Early adoption is permitted and the ASU allows for either retrospective or modified retrospective application. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred tax assets. The updated guidance requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The effective date for the standard is for fiscal year and interim periods within those years beginning after December 15, 2016. Early adoption is permitted and the ASU allows for either retrospective or prospective application. The Company early adopted the ASU in the fourth quarter of 2015 with a prospective application and prior period amounts were not reclassified. The ASU did not have a material impact on the Company's consolidated financial statements.

NOTE 2 - BUSINESS ACQUISITIONS AND DIVESTITURES

On September 1, 2015, the Company acquired all of the issued share capital of Cromwell Group (Holdings) Limited (Cromwell). With sales of £285 million ($437 million) for fiscal year ending August 31, 2015, prior to the acquisition, Cromwell was the largest independent MRO distributor in the United Kingdom, serving more than 35,000 industrial and manufacturing customers worldwide. This acquisition will bring together Cromwell's product strength and customer relationships with Grainger's expertise in supply chain and eCommerce to accelerate growth in the core and online Cromwell business. Additionally, this acquisition will enable Grainger to profitably scale its single channel online business, Zoro Germany. The Company paid £310 million ($464 million), subject to customary adjustments, for the Cromwell acquisition. The acquisition was partially funded with newly issued debt in the United Kingdom. Goodwill and intangibles recorded totaled approximately $357 million. The goodwill is not deductible for tax purposes. The purchase price allocation has not been finalized and is subject to change as the Company obtains additional information during the measurement period related to the valuation of the acquired assets and liabilities. Disclosure of pro forma results was not required.
During 2014, the Company announced plans to close the business in Brazil. Operations ceased during 2015. In 2014, the Company recorded shutdown costs of $29 million in the Consolidated Statement of Earnings, including $9 million reclassified from Accumulated other comprehensive earnings (losses) related to foreign currency translation losses from the consolidation of the business unit. See Note 14 to the Consolidated Financial Statements.
During 2014, the Company's Canadian subsidiary acquired WFS Enterprises, Inc. for $33 million, less cash acquired. Goodwill recorded totaled $10 million. Purchased identified intangible assets totaled $6 million.
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
The changes in the carrying amount of goodwill by segment are as follows (in thousands of dollars):

	United States	Canada	Other Businesses	Total
Balance at January 1, 2014	$180,498	$144,588	$200,381	$525,467
Acquisitions	—	9,620	—	9,620
Purchase price adjustments	21,522	—	—	21,522
Impairment	—	—	(11,795)	(11,795)
Translation	—	(13,019)	(24,890)	(37,909)
Balance at December 31, 2014	202,020	141,189	163,696	506,905
Acquisitions	—	—	114,903	114,903
Purchase price adjustments	—	—	—	—
Impairment	—	—	—	—
Translation	—	(22,660)	(16,812)	(39,472)
Balance at December 31, 2015	$202,020	$118,529	$261,787	$582,336

Cumulative goodwill impairment charges, December 31, 2015	$17,038	$32,265	$23,055	$72,358
Business acquisitions result in the recording of goodwill and identified intangible assets which affect the amount of amortization expense and possible impairment write-downs that may occur in future periods. Grainger annually reviews goodwill and intangible assets with indefinite lives for impairment in the fourth quarter and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Grainger tests for goodwill impairment at the reporting unit level and performs a qualitative assessment of factors such as a reporting unit's current performance and overall economic factors to determine if it is more likely than not that the goodwill might be impaired and whether it is necessary to perform the two-step quantitative goodwill impairment test. In the two-step test, Grainger compares the carrying value of assets of the reporting unit to its calculated fair value. If the carrying value of assets of the reporting unit exceeds its calculated fair value, the second step is performed, where the implied fair value of goodwill is compared to the carrying value of that goodwill, to determine the amount of impairment.
The fair value of reporting units is calculated primarily using the discounted cash flow (DCF) method and incorporating value indicators from a market approach to evaluate the reasonableness of the resulting fair values. The DCF method incorporates various assumptions including the amount and timing of future expected cash flows, including revenues, gross margins, operating expenses, capital expenditures and working capital based on operational budgets, long range strategic plans and other estimates. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period and reflects management’s best estimates for perpetual growth for the reporting units. Estimates of market-participant risk-adjusted weighted average cost of capital are used as a basis for determining the discount rates to apply to the reporting units’ future expected cash flows and terminal value.
Grainger completed the annual impairment testing during the fourth quarter of 2015, including the quantitative test for Fabory, with $106 million of goodwill. The fair value of the Fabory reporting unit's goodwill exceeded the carrying value by 15%, and the step two calculation was not required for this reporting unit. For the Company's remaining reporting units, the estimated fair values substantially exceeded the carrying values.

Intangible assets - net in the Consolidated Balance Sheets were comprised of the following (in thousands of dollars):

		As of December 31,
		2015			2014
	Weighted average life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer lists and relationships	14.3 years	$452,429	$148,424	$304,005	$316,994	$133,819	$183,175
Trademarks, trade names and other	14.3 years	25,764	13,051	12,713	27,235	10,820	16,415
Non-amortized trade names		146,576	—	146,576	64,340	—	64,340
Total intangible assets	14.3 years	$624,769	$161,475	$463,294	$408,569	$144,639	$263,930

The increase of $216 million in the gross carrying amount for total intangible assets was primarily driven by the Cromwell acquisition. See Note 2 to the Consolidated Financial Statements.
Amortization expense recognized on intangible assets was $20 million, $18 million and $15 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in Warehousing, marketing and administrative expenses on the Consolidated Statement of Earnings.
Estimated amortization expense for future periods is as follows (in thousands of dollars):

Year	Expense
2016	$25,935
2017	24,868
2018	23,914
2019	23,914
2020	23,479
Thereafter	194,608

NOTE 4 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following table shows the activity in the allowance for doubtful accounts (in thousands of dollars):

	For the Years Ended December 31,
	2015	2014
Balance at beginning of period	$22,121	$20,096
Provision for uncollectible accounts	10,181	12,945
Write-off of uncollectible accounts, net of recoveries	(10,495)	(9,628)
Business acquisitions, foreign currency and other	481	(1,292)
Balance at end of period	$22,288	$22,121

NOTE 5 - INVENTORIES

Inventories primarily consist of merchandise purchased for resale. Inventories would have been $388 million and $389 million higher than reported at December 31, 2015 and 2014, respectively, if the FIFO method of inventory accounting had been used for all Company inventories. Net earnings would have decreased by $1 million, and increased by $1 million and $8 million for the years ended December 31, 2015, 2014 and 2013, respectively, using the FIFO method of accounting. Inventory values using the FIFO method of accounting approximate replacement cost. The Company provides reserves for excess and obsolete inventory. The reserve balance was $144 million and $137 million as of December 31, 2015 and 2014, respectively.

NOTE 6 - RESTRUCTURING RESERVES

The Company recorded one-time termination benefits expected to be paid in 2016 related to the reorganization of the business. Severance costs of approximately $30 million were recorded in 2015 and are included in Warehousing, marketing and administrative expenses. The reserve balance as of December 31, 2015 was approximately $24 million and is included in Accrued compensation and benefits.

NOTE 7 - SHORT-TERM DEBT

The following summarizes information concerning short-term debt (in thousands of dollars):

	As of December 31,
	2015	2014
Lines of Credit
Outstanding at December 31	$23,072	$51,896
Maximum month-end balance during the year	$47,802	$64,384
Weighted average interest rate during the year	4.37%	4.16%
Weighted average interest rate at December 31	3.16%	3.69%

Commercial Paper
Outstanding at December 31	$330,000	$5,000
Maximum month-end balance during the year	$330,000	$54,997
Weighted average interest rate during the year	0.23%	0.16%
Weighted average interest rate at December 31	0.47%	0.17%

Lines of Credit
Foreign subsidiaries utilize lines of credit to meet business growth and operating needs. The Company had $129 million and $114 million of uncommitted lines of credit denominated in foreign currencies at December 31, 2015 and 2014, respectively.

The Company had a committed line of credit of $900 million in 2015 and $600 million in 2014 for which the Company paid a commitment fee of 0.07% and 0.06% as of December 31, 2015 and 2014, respectively. This line of credit supports the issuance of commercial paper. The current line is due to expire in August 2018. The Company issued commercial paper during 2015 and 2014 for general working capital needs.
Commercial Paper
The Company issued commercial paper to partially fund the Cromwell acquisition and for general working capital needs.

Letters of Credit
The Company's U.S. business had $29 million of letters of credit at December 31, 2015 and 2014, respectively, primarily related to the Company's insurance program. Letters of credit were also issued to facilitate the purchase of products. These issued amounts were $3 million at December 31, 2015 and 2014. Letters of credit issued by the Company's international businesses were immaterial.

NOTE 8 - LONG-TERM DEBT

Long-term debt consisted of the following (in thousands of dollars):

	As of December 31,
	2015	2014
Senior notes	$1,000,000	$—
U.S. dollar term loan	114,614	126,770
British pound denominated term loan	235,808	—
Euro denominated term loan	114,030	133,067
Yen denominated term loans	49,875	—
Canadian dollar revolving credit facility	108,389	146,325
Other	25,991	21,778
Debt issuance costs	(12,947)	(1,203)
Less current maturities	(247,346)	(23,404)
	$1,388,414	$403,333

Senior Notes
On June 11, 2015, the Company issued $1 billion of unsecured 4.60% Senior Notes (Notes) that mature on June 15, 2045. The Notes require no principal payments until the maturity date and interest is payable semiannually on June 15 and December 15, beginning on December 15, 2015. Prior to December 15, 2044, the Company may redeem the Notes in whole at any time or in part from time to time at a “make-whole” redemption price. This redemption price is calculated by reference to the then current yield on a U.S. treasury security with a maturity comparable to the remaining term of the Notes plus 25 basis points, together with accrued and unpaid interest, if any, to the redemption date. On or after December 15, 2044, the Company may redeem the Notes in whole at any time or in part from time to time at 100% of their principal amount, together with accrued and unpaid interest, if any, to the redemption date. Additionally, if the Company experiences specific kinds of changes in control, it will be required to make an offer to purchase the Notes at 101% of their principal amount plus accrued and unpaid interest, if any, to the date of purchase. Costs of approximately $10 million associated with the issuance of the Notes, representing underwriting fees and other expenses, have been recorded as a contra-liability within Long-term debt and will be amortized to interest expense over the term of the Notes.

The approximate fair value of the Company's Notes is $1 billion as of December 31, 2015, and approximates the carrying amount. The estimated fair value of the Company’s Notes was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as level 2 inputs within the fair value hierarchy.

U.S. Dollar Term Loan
The Company has an unsecured bank term loan with a maturity date of November 2016. Quarterly principal payments began in August 2013. The proceeds were used to refinance existing debt and for general corporate purposes. At the election of the Company, the term loan bears interest at the Base Rate plus the Applicable Margin or the LIBOR Rate plus the Applicable Margin as defined within the term loan agreement. The weighted average interest rate for the year was 1.24%. In January 2016, the Company exercised its option to prepay the loan and paid off the remaining balance of the loan.

British Pound Denominated Term Loan and Revolving Credit Facility
On August 26, 2015, the Company entered into an unsecured credit facilities agreement providing for a five-year term loan of £160 million and revolving credit facility of £20 million. Proceeds of the term loan were used to partially fund the acquisition of Cromwell and to pay certain costs related to the acquisition. Under the agreement, the principal amount of the term loan will be repaid semiannually in installments of £4 million beginning February 2016 through February 2020 with the remaining outstanding amount due August 2020. At the election of the Company, the term loan bears interest at the LIBOR Rate plus the Applicable Margin as defined within the term loan agreement. At December 31, 2015, the Company had elected a one-month LIBOR Interest Period. The weighted average interest rate during period was 1.26%.

The Company has the right to obtain advances under the revolving credit facility, which will be used for general corporate and working capital purposes. Pursuant to the credit agreement, there is a commitment fee of 0.26% as of December 31, 2015. There is no balance outstanding on the revolving credit facility as of December 31, 2015.

Euro Denominated Bank Term Loan
The Company has a €120 million, unsecured bank term loan that matures in August 2016. Semiannual payments of €2.5 million began in February 2013. The weighted average interest rate paid during the year was 1.70%. The weighted average interest rate includes inputs from variable rates and an interest rate swap. See Note 9 to the Consolidated Financial Statements.

Yen Denominated Term Loans
On December 21, 2015, the Company entered into two debt agreements for a total of ¥6 billion (US$50 million) in conjunction with the construction of its new distribution center in Japan. Under the agreements, the repayment of the loans will begin in February 2018 at ¥2 billion, payable annually through 2020. The loans bear average interest at 0.83%. The fair value of the loans approximate the carrying value.

Canadian Dollar Revolving Credit Facility
In September 2014, the Company entered into an unsecured revolving credit facility with a maximum availability of C$175 million. Pursuant to the credit agreement, there is a commitment fee of 0.07% as of December 31, 2015, and the facility matures on September 24, 2019. As of December 31, 2015 and 2014, the Company had drawn C$150 million and C$170 million, respectively, under the facility for the purpose of repaying an intercompany loan and to fund general working capital needs. The weighted average interest rate during the year on this outstanding amount was 1.60%. No principal payments are required on the credit facility until the maturity date.

The scheduled aggregate principal payments related to long-term debt, excluding debt issuance costs, are due as follows (in thousands of dollars):

Year	Payment Amount
2016	$247,346
2017	15,589
2018	30,399
2019	141,983
2020	205,312
Thereafter	1,008,078

The Company's debt instruments include affirmative and negative covenants that are usual and customary for companies with similar credit ratings. The Company's debt instruments do not contain financial covenants. The Company was in compliance with all debt covenants as of the year ended December 31, 2015, with the exception of a negative covenant in its Euro-denominated term loan which matures August 2016 and is classified in Current maturities of long-term debt in the Company's Consolidated Balance Sheets. While the Company does not view this exception as material, it has obtained commitments for an appropriate waiver.

NOTE 9 - DERIVATIVE INSTRUMENTS

The fair values of the Company's derivative instruments are determined by using quoted market forward rates (Level 2 inputs) and reflect the present value of the amount that the Company would pay for contracts involving the same notional amounts and maturity dates.
During the fourth quarter of 2011, the Company entered into a pay-fixed/receive floating interest rate swap with a notional value of €60 million maturing in August 2016 to partially hedge the future interest expense of the euro-denominated term loan entered into to fund a portion of the Fabory acquisition. The swap is accounted for as a cash flow hedge. The effective portion of the changes in fair value of the derivative is reported as a component of other comprehensive earnings (losses) and reclassified to net income when the hedged transaction affects earnings. As of December 31, 2015 the fair value of the interest-rate swap was $1 million and included on the balance sheet as a liability under Accrued expenses. As of December 31, 2014, the fair value was $2 million and included on the balance sheet as a liability under Employment-related and other noncurrent liabilities.
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

See Note 1 to the Consolidated Financial Statements for a description of the Company's Accounting Policy regarding derivative instruments and Note 14 to the Consolidated Financial Statements for additional information.

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

Defined Contribution Plans
A majority of the Company's U.S. employees are covered by a noncontributory profit sharing plan. This plan provides for annual employer contributions based upon a formula related primarily to earnings before federal income taxes and a minimum return on invested capital, limited to a percentage of the total eligible compensation paid to eligible employees. In 2015, the plan was amended to better align Company contributions to Company performance. The required rate of return on invested capital was increased while maintaining the minimum of 8% and a maximum of 18% of total eligible compensation paid to eligible employees. The profit sharing plan expense was $121 million, $175 million and $173 million for 2015, 2014 and 2013, respectively. Effective January 1, 2016, employees covered by the profit sharing plan will be able to make contributions to a 401(k) plan.

The Company sponsors additional defined contribution plans available to certain U.S. and foreign employees for which contributions are paid by the Company and participating employees. The expense associated with these defined contribution plans totaled $11 million for 2015, $15 million for 2014 and $12 million for 2013.

Defined Benefit Plans and Other Retirement Plans
During the second quarter of 2014, the Company adopted changes to the retirement plan offered to employees in the Netherlands. The plan was transitioned from a defined benefit plan to a defined contribution plan, and all existing and future obligations under the defined benefit plan have been transferred to a third party. As a result of the plan amendment and settlement, the Company reclassified the unrecognized losses from Accumulated Other Comprehensive Earnings (AOCE) to Warehousing, marketing and administrative expenses on the Statement of Earnings in an amount of $9 million, with a corresponding tax benefit to income taxes on the Statement of Earnings in an amount of $2 million. In addition, the Company recognized a $3 million write-off related to the plan’s assets and liabilities, net of tax. Effective January 1, 2014, the affected employees were given option to participate in the defined contribution plan sponsored by the Company for which contributions are made by the Company and participating employees.

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

The net periodic benefits costs charged to operating expenses were $0.5 million in 2015, $0.7 million in 2014 and $0.8 million in 2013. The net gain recognized in AOCE was $2 million and $1 million as of December 31, 2015 and 2014, respectively. The plan benefits are paid as they come due from the general assets of the Company. The plan benefit obligation was $15 million as of December 31, 2015, and $16 million as of December 31, 2014.

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

The net periodic benefits costs charged to operating expenses, which were valued with a measurement date of January 1 for each year, consisted of the following components (in thousands of dollars):

	For the Years Ended December 31,
	2015	2014	2013
Service cost	$10,128	$9,005	$10,589
Interest cost	9,649	10,549	8,938
Expected return on assets	(10,375)	(8,237)	(7,076)
Amortization of prior service credit	(6,801)	(7,254)	(7,412)
Amortization of transition asset	—	(143)	(143)
Amortization of unrecognized losses	1,512	779	3,724
Net periodic benefits costs	$4,113	$4,699	$8,620

Reconciliations of the beginning and ending balances of the postretirement benefit obligation, which is calculated using a December 31 measurement date, the fair value of plan assets and the funded status of the benefit obligation follow (in thousands of dollars):

	2015	2014
Benefit obligation at beginning of year	$282,917	$223,488
Service cost	10,128	9,005
Interest cost	9,649	10,549
Plan participants' contributions	2,754	2,487
Actuarial (gains) losses	(58,251)	42,300
Benefits paid	(8,739)	(5,609)
Prescription Drug Rebates	890	702
Medicare Part D Subsidy received	—	(5)
Benefit obligation at end of year	239,348	282,917

Plan assets available for benefits at beginning of year	156,015	144,514
Actual returns on plan assets	1,635	13,730
Employer's contributions	2,747	191
Plan participants' contributions	2,754	2,487
Prescription Drug Rebates	890	702
Benefits paid	(8,430)	(5,609)
Plan assets available for benefits at end of year	155,611	156,015

Noncurrent postretirement benefit obligation	$83,737	$126,902

The amounts recognized in AOCE consisted of the following components (in thousands of dollars):

	As of December 31,
	2015	2014
Prior service credit	$60,502	$67,303
Unrecognized losses	(3,015)	(54,034)
Deferred tax (liability)	(22,134)	(5,121)
Net gains	$35,353	$8,148

The $51 million decrease in unrecognized losses was primarily driven by an increase in the discount rate, a change in the mortality improvement tables used and a change in per capita costs and coverage election.

The components of AOCE related to the postretirement benefit costs that will be amortized into net periodic postretirement benefit costs in 2016 are estimated as follows (in thousands of dollars):

2016
Amortization of prior service credit	$(6,688)
Amortization of unrecognized losses	207
Estimated amount to be amortized from AOCE into net periodic postretirement benefit costs	$(6,481)

The Company has elected to amortize the amount of net unrecognized gains (losses) over a period equal to the average remaining service period for active plan participants expected to retire and receive benefits of approximately 14.6 years for 2015.

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

The following assumptions were used to determine net periodic benefit costs at January 1:

	For the Years Ended December 31,
	2015	2014	2013
Discount rate	3.89%	4.90%	4.00%
Expected long-term rate of return on plan assets, net of tax	6.65%	5.70%	6.00%
Initial healthcare cost trend rate	7.25%	7.50%	8.00%
Ultimate healthcare cost trend rate	4.50%	4.50%	5.00%
Year ultimate healthcare cost trend rate reached	2026	2026	2019

The following assumptions were used to determine benefit obligations at December 31:

	2015	2014	2013
Discount rate	4.20%	3.89%	4.90%
Expected long-term rate of return on plan assets, net of tax	6.65%	6.65%	5.70%
Initial healthcare cost trend rate	7.00%	7.25%	7.50%
Ultimate healthcare cost trend rate	4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate reached	2026	2026	2026

The discount rate assumptions reflect the rates available on high-quality fixed income debt instruments as of December 31, the measurement date of each year.  These rates have been selected due to their similarity to the duration of the projected cash flows of the postretirement healthcare benefit plan.  As of December 31, 2015, the Company increased the discount rate from 3.89% to 4.20% to reflect the increase in the market interest rates, which contributed to the unrealized actuarial gain at December 31, 2015.  As of December 31, 2015, the Company changed the mortality improvement table used to project mortality rates into the future from Mortality Table RP-2014 with Mortality Improvement Scale MB 2014 to Mortality Table RPH-2014 with Mortality Improvement Scale MP 2015, which was published by the Society of Actuaries and reflects the most recent updates to life expectancies. RPH-2014 Table is a headcount weighted table, which is also more appropriate for a postretirement healthcare benefit plan. The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates. As of December 31, 2013, Grainger changed the duration and rate of the healthcare trend decline to 25 basis points a year until reaching the ultimate trend rate of 4.50%. Prior to this change, the healthcare trend assumed a 50 basis point decline. As of December 31, 2015, the healthcare cost trend rate was 7.00%, declining 25 basis points a year until reaching the ultimate trend rate. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A 1 percentage point change in assumed healthcare cost trend rates would have the following effects on 2015 results (in thousands of dollars):

	1 Percentage Point
	Increase	(Decrease)
Effect on total service and interest cost	$2,071	$(1,667)
Effect on postretirement benefit obligation	28,450	(23,280)

The Company has established a Group Benefit Trust (Trust) to fund the plan obligations and process benefit payments. All assets of the Trust are invested in equity funds designed to track to either the Standard & Poor's 500 Index (S&P 500) or the Total International Composite Index. The Total International Composite Index tracks non-U.S. stocks within developed and emerging market economies. This investment strategy reflects the long-term nature of the plan obligation and seeks to take advantage of the earnings potential of equity securities in the global markets and intends to reach a balanced allocation between U.S. and non-U.S. equities. The plan's assets are stated at fair value, which represents the net asset value of shares held by the plan in the registered investment companies at the quoted market prices (Level 1 input) as of December 31 (in thousands of dollars):

	2015	2014
Registered investment companies
Fidelity Spartan U.S. Equity Index Fund	70,973	73,071
Vanguard 500 Index Fund	78,254	77,202
Vanguard Total International Stock	22,976	23,994
Total Assets	$172,203	$174,267

The Company uses the long-term historical return on the plan assets and the historical performance of the S&P 500 and the Total International Composite Index to develop its expected return on plan assets. In 2014, the Company increased the after-tax expected long-term rates of return on plan assets from 5.70% to 6.65% based on the historical average of long-term rates of return due to a change in the estimated tax rate. This change was due to the nature of the taxable income earned on the investments in the Trust and the applicable tax rates. In 2015, the after-tax expected long-term rate of return on plan assets was maintained. The required use of an expected long-term rate of return on plan assets may result in recognition of income that is greater or less than the actual return on plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and, therefore, result in a pattern of income recognition that more closely matches the pattern of the services provided by the employees.

The Company's investment policies include periodic reviews by management and trustees at least annually concerning: (1) the allocation of assets among various asset classes (e.g., domestic stocks, international stocks, short-term bonds, long-term bonds, etc.); (2) the investment performance of the assets, including performance comparisons with appropriate benchmarks; (3) investment guidelines and other matters of investment policy and (4) the hiring, dismissal or retention of investment managers.

The funding of the Trust is an estimated amount that is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended. There are zero minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC.

The Company forecasts the following benefit payments (which include a projection for expected future employee service) for the next ten years (in thousands of dollars):

Year	Estimated Gross Benefit Payments
2016	$6,405
2017	7,269
2018	8,259
2019	9,330
2020	10,502
2021-2025	69,724

NOTE 11 - LEASES

The Company leases certain land, buildings and equipment under noncancellable operating leases that expire at various dates through 2036. Capital leases as of December 31, 2015, are not considered material. Many of the building leases obligate the Company to pay real estate taxes, insurance and certain maintenance costs, and contain multiple renewal provisions, exercisable at the Company's option. Leases that contain predetermined fixed escalations of the minimum rentals are recognized in rental expense on a straight-line basis over the lease term. Cash or rent abatements received upon entering into certain operating leases are also recognized on a straight-line basis over the lease term.

At December 31, 2015, the approximate future minimum lease payments for all operating leases were as follows (in thousands of dollars):

Year	Future Minimum Lease Payments
2016	$66,864
2017	42,255
2018	27,801
2019	18,327
2020	6,143
Thereafter	13,328
Total minimum payments required	174,718
Less amounts representing sublease income	(3,021)
$171,697

Rent expense, including items under lease and items rented on a month-to-month basis, was $77 million for 2015 and 2014, and $68 million for 2013. These amounts are net of sublease income of $2 million for 2015 and 2014, and $1 million for 2013.

NOTE 12 - STOCK INCENTIVE PLANS

The Company maintains stock incentive plans under which the Company may grant a variety of incentive awards to employees and directors. Non-qualified stock options, performance shares, restricted stock units and deferred stock units have been granted and are outstanding under these plans. In 2015, the Company approved the 2015 Incentive Plan (Plan), which replaced all prior active plans. The Plan authorizes the granting of options to purchase shares at a price equal to the closing market price on the date of the grant. As of December 31, 2015, there were 3.1 million shares available for grant under the plans. When options are exercised, shares of the Company’s treasury stock are issued.

Pretax stock-based compensation expense was $43 million, $46 million and $54 million in 2015, 2014 and 2013, respectively, and is included in Warehousing, marketing and administrative expenses. Related income tax benefits recognized in earnings were $13 million in 2015, $15 million in 2014 and $17 million in 2013.

Options
In 2015, 2014 and 2013, the Company issued stock option grants to employees as part of their incentive compensation. Option awards are granted with an exercise price equal to the closing market price of the Company's stock on the last trading day preceding the date of grant. The options generally vest over three years, although accelerated vesting is provided in certain circumstances. Awards generally expire 10 years from the grant date. Transactions involving stock options are summarized as follows:

	Shares Subject to Option	Weighted Average Price Per Share	Options Exercisable
Outstanding at January 1, 2013	3,358,716	$109.95	1,629,468
Granted	348,054	$245.95
Exercised	(805,235)	$85.75
Canceled or expired	(51,080)	$150.15
Outstanding at December 31, 2013	2,850,455	$132.67	1,652,417
Granted	257,693	$248.21
Exercised	(479,452)	$100.33
Canceled or expired	(45,892)	$199.80
Outstanding at December 31, 2014	2,582,804	$149.01	1,647,903
Granted	294,522	$232.20
Exercised	(587,441)	$105.08
Canceled or expired	(63,599)	$216.76
Outstanding at December 31, 2015	2,226,286	$169.96	1,411,460

At December 31, 2015, there was $9.6 million of total unrecognized compensation expense related to nonvested option awards, which the Company expects to recognize over a weighted average period of 1.8 years.

The following table summarizes information about stock options exercised (in thousands of dollars):

	For the years ended December 31,
	2015	2014	2013
Fair value of options exercised	$14,423	$11,167	$16,407
Total intrinsic value of options exercised	73,671	71,924	124,752
Fair value of options vested	16,047	16,115	20,219
Settlements of options exercised	61,863	47,974	69,049

Information about stock options outstanding and exercisable as of December 31, 2015, is as follows:

	Options Outstanding				Options Exercisable
		Weighted Average				Weighted Average
Range of Exercise Prices	Number	Remaining Contractual Life	Exercise Price	Intrinsic Value (000's)	Number	Remaining Contractual Life	Exercise Price	Intrinsic Value (000's)
$52.29 - $78.86	172,843	1.11 years	$75.99	$21,883	172,843	1.11 years	$75.99	$21,883
$81.49 - $85.82	291,301	2.83 years	$82.68	34,930	291,301	2.83 years	$82.68	34,930
$102.26 - $124.93	353,384	4.29 years	$107.19	33,713	353,384	4.29 years	$107.19	33,713
$149.02 - $204.24	576,025	5.83 years	$176.89	14,804	576,025	5.83 years	$176.89	14,804
$224.85 - $262.14	832,733	8.28 years	$241.85	(32,692)	17,907	7.41 years	$246.08	(779)
	2,226,286	5.74 years	$169.96	$72,638	1,411,460	4.27 years	$128.52	$104,551

The Company uses a binomial lattice option pricing model for the valuation of stock options. The weighted average fair value of options granted in 2015, 2014 and 2013 was $46.67, $53.43 and $51.30, respectively. The fair value of each option granted in 2015, 2014 and 2013 used the following assumptions:

	For the years ended December 31,
	2015	2014	2013
Risk-free interest rate	1.5%	2.0%	0.9%
Expected life	6 years	6 years	6 years
Expected volatility	24.9%	25.0%	25.5%
Expected dividend yield	1.9%	1.7%	1.5%

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

Performance Shares
The Company awards performance-based shares to certain executives. Receipt of Company stock is contingent upon the Company meeting sales growth and/or return on invested capital (ROIC) goals. Each participant is granted a target number of shares; however the number of shares actually awarded at the end of the performance period can fluctuate from the target award based upon achievement of the sales or ROIC goals.

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

	2015		2014		2013
	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share
Beginning nonvested shares outstanding	57,236	$220.00	57,533	$185.02	117,979	$141.86
Issued	47,264	$227.26	32,194	$242.65	31,553	$191.36
Canceled	(13,108)	$215.01	(6,835)	$190.90	(7,659)	$148.25
Vested	(18,232)	$191.36	(25,656)	$177.75	(84,340)	$130.35
Ending nonvested shares outstanding	73,160	$232.72	57,236	$220.00	57,533	$185.02

At December 31, 2015, there was $11 million of total unrecognized compensation expense related to performance-based share awards that the Company expects to recognize over a weighted average period of 3.2 years.

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

	2015		2014		2013
	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share
Beginning nonvested units	560,351	$182.40	739,717	$154.09	978,888	$118.60
Issued	104,220	$234.21	103,427	$248.12	139,529	$248.28
Canceled	(38,124)	$219.74	(51,410)	$170.98	(54,533)	$141.48
Vested	(193,664)	$133.56	(231,383)	$123.82	(324,167)	$89.62
Ending nonvested units	432,783	$213.45	560,351	$182.40	739,717	$154.09
Fair value of shares vested (in millions)	$26		$29		$29

At December 31, 2015, there was $41 million of total unrecognized compensation expense related to nonvested RSUs that the Company expects to recognize over a weighted average period of 3.0 years.

Director Stock Awards
The Company's Board of Directors receives both cash and deferred stock units (DSUs) for its services.  A DSU is the economic equivalent of a share of common stock.  The directors were each awarded $145,000 of DSUs in 2015 and $125,000 in 2014 and 2013.  The number of units granted was based on the 200-day average stock price as of January 31 of the grant year. Compensation expense related to the DSUs is based upon the closing market price on the last trading day preceding the date of award.  DSUs vest immediately at grant and are entitled to receive dividends and other distributions with respect to common stock, which are deferred as stock units, based on the market value of the stock at relevant times. Directors can also elect to defer their cash fees in the form of DSUs. Settlement of DSUs is required to be deferred until after termination of service as a director.  The accumulated value of DSUs is recorded in Additional contributed capital as of December 31, 2015, 2014 and 2013. The following table summarizes DSU activity (dollars in thousands):

	2015		2014		2013
	Units	Dollars	Units	Dollars	Units	Dollars
Beginning balance	159,670	$33,474	158,868	$33,063	151,775	$30,952
Dividends	2,952	661	2,602	653	2,259	559
Deferred fees	6,996	1,743	5,866	1,453	7,337	2,059
Retirement distribution	(22,170)	(4,700)	(7,666)	(1,695)	(2,503)	(507)
Ending balance	147,448	$31,178	159,670	$33,474	158,868	$33,063

NOTE 13 - CAPITAL STOCK

The Company had no shares of preferred stock outstanding as of December 31, 2015 and 2014. The activity related to outstanding common stock and common stock held in treasury was as follows:

	2015		2014
	Outstanding Common Stock	Treasury Stock	Outstanding Common Stock	Treasury Stock
Balance at beginning of period	67,432,041	42,227,178	68,853,938	40,805,281
Exercise of stock options, net of 2,101 and 1,905 shares swapped in stock-for-stock exchange, respectively	580,947	(580,947)	477,547	(477,547)
Settlement of restricted stock units, net of 73,496 and 104,552 shares retained, respectively	145,757	(145,757)	175,549	(175,549)
Settlement of performance share units, net of 9,971 and 33,003 shares retained, respectively	15,956	(15,956)	51,337	(51,337)
Purchase of treasury shares	(6,145,993)	6,145,993	(2,126,330)	2,126,330
Balance at end of period	62,028,708	47,630,511	67,432,041	42,227,178

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE EARNINGS

The following table sets forth the components of Accumulated other comprehensive earnings (in thousands of dollars):

	Foreign Currency Translation	Interest Rate Swap	Postretirement Benefit Plan	Other Employment-related Benefit Plans	Total	Foreign Currency Translation Attributable to Noncontrolling Interests	AOCE Attributable to W.W. Grainger, Inc.
Balance at January 1, 2013, net of tax	$65,518	$(4,161)	$2,229	$(7,492)	$56,094	$2,516	$53,578
Other comprehensive earnings (loss) before reclassifications, net of tax	(72,815)	1,190	35,045	(1,319)	(37,899)	(15,622)	(22,277)
Amounts reclassified to Warehousing, marketing and administrative expenses	—	—	(3,831)	—	(3,831)	—	(3,831)
Amounts reclassified to Income Taxes	—	—	1,444	—	1,444	—	1,444
Net current period activity	$(72,815)	$1,190	$32,658	$(1,319)	$(40,286)	$(15,622)	$(24,664)
Balance at December 31, 2013, net of tax	$(7,297)	$(2,971)	$34,887	$(8,811)	$15,808	$(13,106)	$28,914
Other comprehensive earnings (loss) before reclassifications, net of tax	(124,065)	786	(22,667)	(1,462)	(147,408)	(9,880)	(137,528)
Amounts reclassified to Warehousing, marketing and administrative expenses	9,042	—	(6,617)	9,295	11,720	—	11,720
Amounts reclassified to Income Taxes	—	—	2,545	(2,324)	221	—	221
Net current period activity	$(115,023)	$786	$(26,739)	$5,509	$(135,467)	$(9,880)	$(125,587)
Balance at December 31, 2014, net of tax	$(122,320)	$(2,185)	$8,148	$(3,302)	$(119,659)	$(22,986)	$(96,673)
Other comprehensive earnings (loss) before reclassifications, net of tax	(154,096)	1,300	30,451	641	(121,704)	(532)	(121,172)
Amounts reclassified to Warehousing, marketing and administrative expenses	—	—	(5,289)	—	(5,289)	—	(5,289)
Amounts reclassified to Income Taxes	—	—	2,043	—	2,043	—	2,043
Net current period activity	(154,096)	1,300	27,205	641	(124,950)	(532)	(124,418)
Balance at December 31, 2015, net of tax	$(276,416)	$(885)	$35,353	$(2,661)	$(244,609)	$(23,518)	$(221,091)

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

Income tax expense (benefit) consisted of the following (in thousands of dollars):

	For the Years Ended December 31,
	2015	2014	2013
Current provision:
Federal	$412,545	$437,648	$398,593
State	49,894	47,199	42,526
Foreign	24,087	43,088	52,277
Total current	486,526	527,935	493,396
Deferred tax (benefit) provision	(20,995)	(5,845)	(13,546)
Total provision	$465,531	$522,090	$479,850

Earnings before income taxes by geographical area consisted of the following (in thousands of dollars):

	For the Years Ended December 31,
	2015	2014	2013
United States	$1,203,880	$1,299,523	$1,167,558
Foreign	46,825	34,863	120,041
	$1,250,705	$1,334,386	$1,287,599

The income tax effects of temporary differences that gave rise to the net deferred tax asset were (in thousands of dollars):

	As of December 31,
	2015	2014
Deferred tax assets:
Inventory	$32,390	$30,471
Accrued expenses	56,127	44,362
Accrued employment-related benefits	116,423	139,392
Foreign operating loss carryforwards	70,881	61,219
Other	12,962	12,748
Deferred tax assets	288,783	288,192
Less valuation allowance	(62,333)	(56,876)
Deferred tax assets, net of valuation allowance	$226,450	$231,316
Deferred tax liabilities:
Property, buildings and equipment	(42,249)	(48,044)
Intangibles	(134,784)	(101,958)
Software	(20,744)	(21,975)
Prepaids	(17,901)	(16,673)
Other	(17,277)	(12,196)
Deferred tax liabilities	(232,955)	(200,846)
Net deferred tax (liability) asset	$(6,505)	$30,470

The net deferred tax (liability) asset is classified as follows:
Current assets	$—	$61,387
Noncurrent assets	83,996	16,718
Noncurrent liabilities (foreign)	(90,501)	(47,635)
Net deferred tax (liability) asset	$(6,505)	$30,470

In 2015 the Company adopted ASU 2015-17, which simplifies the balance sheet presentation of deferred taxes that requires that deferred tax assets and liabilities be classified as noncurrent. The pronouncement is being applied prospectively. See Note 1 to the Consolidated Financial Statements.

At December 31, 2015, the Company had $268 million of operating loss carryforwards related primarily to foreign operations. Some of the operating loss carryforwards may expire at various dates through 2025. The Company has recorded a valuation allowance, which represents a provision for uncertainty as to the realization of the tax benefits of these carryforwards. In addition, the Company recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. During 2015, the Company's valuation allowance increased by $5.5 million primarily due to the increase in foreign net operating losses.

A reconciliation of income tax expense with federal income taxes at the statutory rate follows (in thousands of dollars):

	For the Years Ended December 31,
	2015	2014	2013
Federal income tax at the 35% statutory rate	$437,746	$467,035	$450,660
State income taxes, net of federal income tax benefit	29,507	31,263	27,430
Clean energy credit	(13,358)	—	—
Other - net	11,636	23,792	1,760
Income tax expense	$465,531	$522,090	$479,850
Effective tax rate	37.2%	39.1%	37.3%

In the second quarter of 2015, the Company acquired a non-controlling interest in a limited liability company established to produce refined coal. The production and sale of refined coal that results in required emission reductions is eligible for renewable energy tax credits under Section 45 of the Internal Revenue Code. The Company receives tax credits in proportion to its equity interest. The income tax credits from the investment resulted in a 100 basis point reduction to the overall effective tax rate for 2015.

In 2014, Other-net rate reconciling items increased primarily due to Brazil closing costs with no tax benefit, foreign tax rates differential and foreign losses for which valuation allowances were provided.

Undistributed earnings of foreign subsidiaries at December 31, 2015, amounted to $468 million. No provision for deferred U.S. income taxes has been made for these subsidiaries because the Company intends to permanently reinvest such earnings in its foreign operations. If at some future date these earnings cease to be permanently invested, the Company may be subject to U.S. income taxes, foreign withholding and other taxes on such amounts, which cannot be reasonably estimated at this time.

The changes in the liability for tax uncertainties, excluding interest, are as follows (in thousands of dollars):

	2015	2014	2013
Balance at beginning of year	$45,126	$40,317	$40,937
Additions for tax positions related to the current year	14,916	11,545	8,396
Additions for tax positions of prior years	2,653	5,318	2,308
Reductions for tax positions of prior years	(1,616)	(4,109)	(7,242)
Reductions due to statute lapse	(402)	(1,271)	(18)
Settlements, audit payments, refunds - net	(101)	(6,674)	(4,064)
Balance at end of year	$60,576	$45,126	$40,317

The Company includes the liability for tax uncertainties in Deferred income taxes and tax uncertainties in the Consolidated Financial Statements. Included in this amount are $17 million and $9 million at December 31, 2015 and 2014, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Any changes in the timing of deductibility of these items would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authorities to an earlier period. The reduction for tax positions of prior years in 2015 related primarily to law changes, conclusion of audits and audit settlements.

The Company regularly undergoes examination of its federal income tax returns by the Internal Revenue Service (IRS). The Company's federal tax returns for 2009 - 2012 are currently under audit by the IRS, and the tax years 2013 through 2015 are open. The Company is also subject to audit by state, local and foreign taxing authorities.  Tax years 2002 - 2013 remain subject to state and local audits and 2007 - 2015 remain subject to foreign audits.  The amount of liability associated with the Company's uncertain tax positions may change within the next 12 months due to the pending audit activity, expiring statutes or tax payments. A reasonable estimate of such change cannot be made.

The Company recognizes interest expense in the provision for income taxes. During 2015, 2014 and 2013, the Company recognized an expense of $1 million, $2 million and $2 million, respectively. As of December 31, 2015, 2014 and 2013, the Company accrued approximately $5 million, $4 million and $4 million for interest, respectively.

NOTE 16 - EARNINGS PER SHARE
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
The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):

	For the Years Ended December 31,
	2015	2014	2013

Net earnings attributable to W.W. Grainger, Inc. as reported	$768,996	$801,729	$797,036
Distributed earnings available to participating securities	(2,823)	(3,154)	(3,304)
Undistributed earnings available to participating securities	(4,735)	(6,370)	(8,348)
Numerator for basic earnings per share - Undistributed and distributed earnings available to common shareholders	761,438	792,205	785,384
Undistributed earnings allocated to participating securities	4,735	6,370	8,348
Undistributed earnings reallocated to participating securities	(4,692)	(6,290)	(8,218)
Numerator for diluted earnings per share - Undistributed and distributed earnings available to common shareholders	$761,481	$792,285	$785,514

Denominator for basic earnings per share – weighted average shares	65,156,864	68,334,322	69,455,507
Effect of dilutive securities	608,257	871,422	1,120,925
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	65,765,121	69,205,744	70,576,432
Earnings per share two-class method
Basic	$11.69	$11.59	$11.31
Diluted	$11.58	$11.45	$11.13

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

Following is a summary of segment results (in thousands of dollars):

	2015
	United States	Canada	Other Businesses	Total
Total net sales	$7,963,416	$890,530	$1,405,750	$10,259,696
Intersegment net sales	(282,305)	(105)	(3,902)	(286,312)
Net sales to external customers	7,681,111	890,425	1,401,848	9,973,384

Segment operating earnings	1,371,626	27,368	48,051	1,447,045

Segment assets	2,191,045	317,504	507,116	3,015,665
Depreciation and amortization	150,654	17,334	19,999	187,987
Additions to long-lived assets	$302,316	$20,464	$21,135	$343,915

	2014
	United States	Canada	Other Businesses	Total
Total net sales	$7,926,075	$1,075,754	$1,182,186	$10,184,015
Intersegment net sales	(211,399)	(304)	(7,359)	(219,062)
Net sales to external customers	7,714,676	1,075,450	1,174,827	9,964,953

Segment operating earnings	1,444,288	87,583	(37,806)	1,494,065

Segment assets	2,181,521	394,342	345,987	2,921,850
Depreciation and amortization	136,081	15,305	20,444	171,830
Additions to long-lived assets	$243,251	$106,918	$31,137	$381,306

	2013
	United States	Canada	Other Businesses	Total
Total net sales	$7,413,712	$1,114,285	$1,040,473	$9,568,470
Intersegment net sales	(128,660)	(300)	(1,752)	(130,712)
Net sales to external customers	7,285,052	1,113,985	1,038,721	9,437,758

Segment operating earnings	1,304,175	128,768	7,599	1,440,542

Segment assets	2,045,564	392,147	359,007	2,796,718
Depreciation and amortization	116,392	14,309	19,754	150,455
Additions to long-lived assets	$177,046	$63,821	$23,951	$264,818

Following are reconciliations of the segment information with the consolidated totals per the financial statements (in thousands of dollars):

	2015	2014	2013
Operating earnings:
Total operating earnings for reportable segments	$1,447,045	$1,494,065	$1,440,542
Unallocated expenses	(146,725)	(146,948)	(143,688)
Total consolidated operating earnings	$1,300,320	$1,347,117	$1,296,854
Assets:
Assets for reportable segments	$3,015,665	$2,921,850	$2,796,718
Other current and noncurrent assets	2,624,966	2,113,900	2,118,298
Unallocated assets	217,124	247,299	351,312
Total consolidated assets	$5,857,755	$5,283,049	$5,266,328

	2015
	Segment Totals	Unallocated	Consolidated Total
Other significant items:
Depreciation and amortization	$187,987	$18,854	$206,841
Additions to long-lived assets	$343,915	$16,912	$360,827

		Revenues	Long-Lived Assets
Geographic information:
United States		$7,866,300	$1,231,083
Canada		897,431	215,202
Other foreign countries		1,209,653	153,508
		$9,973,384	$1,599,793

	2014
	Segment Totals	Unallocated	Consolidated Total
Other significant items:
Depreciation and amortization	$171,830	$18,341	$190,171
Additions to long-lived assets	$381,306	$22,498	$403,804

		Revenues	Long-Lived Assets
Geographic information:
United States		$7,780,382	$1,109,175
Canada		1,074,660	253,466
Other foreign countries		1,109,911	110,083
		$9,964,953	$1,472,724

	2013
	Segment Totals	Unallocated	Consolidated Total
Other significant items:
Depreciation and amortization	$150,455	$14,447	$164,902
Additions to long-lived assets	$264,818	$12,782	$277,600

		Revenues	Long-Lived Assets
Geographic information:
United States		$7,290,746	$1,004,806
Canada		1,126,559	176,491
Other foreign countries		1,020,453	134,535
		$9,437,758	$1,315,832

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

Assets for reportable segments include net accounts receivable and first-in, first-out inventory, which are reported to the Company's Chief Operating Decision Maker. Long-lived assets consist of property, buildings, equipment and capitalized software.

Depreciation and amortization presented above includes depreciation of long-lived assets and amortization of capitalized software.

NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of selected quarterly information for 2015 and 2014 is as follows (in thousands of dollars, except for per share amounts):

	2015 Quarter Ended
	March 31	June 30	September 30	December 31	Total
Net sales	$2,439,661	$2,522,565	$2,532,900	$2,478,258	$9,973,384
Cost of merchandise sold	1,345,918	1,449,133	1,471,021	1,475,884	5,741,956
Gross profit	1,093,743	1,073,432	1,061,879	1,002,374	4,231,428
Warehousing, marketing and administrative expenses	742,496	716,715	721,150	750,747	2,931,108
Operating earnings	351,247	356,717	340,729	251,627	1,300,320
Net earnings attributable to W.W. Grainger, Inc.	211,015	220,548	192,201	145,232	768,996
Earnings per share - basic	3.11	3.28	2.94	2.32	11.69
Earnings per share - diluted	$3.07	$3.25	$2.92	$2.30	$11.58

	2014 Quarter Ended
	March 31	June 30	September 30	December 31	Total
Net sales	$2,385,627	$2,506,104	$2,562,263	$2,510,959	$9,964,953
Cost of merchandise sold	1,309,656	1,425,418	1,459,479	1,456,158	5,650,711
Gross profit	1,075,971	1,080,686	1,102,784	1,054,801	4,314,242
Warehousing, marketing and administrative expenses	721,632	739,935	717,271	788,287	2,967,125
Operating earnings	354,339	340,751	385,513	266,514	1,347,117
Net earnings attributable to W.W. Grainger, Inc.	216,653	205,915	230,322	148,839	801,729
Earnings per share - basic	3.11	2.97	3.33	2.17	11.59
Earnings per share - diluted	$3.07	$2.94	$3.30	$2.14	$11.45

NOTE 19 - CONTINGENCIES AND LEGAL MATTERS

The Company has been named, along with numerous other nonaffiliated companies, as a defendant in litigation in various states involving asbestos and/or silica. These lawsuits typically assert claims of personal injury arising from alleged exposure to asbestos and/or silica as a consequence of products purportedly distributed by the Company. In 2015, the Company was named in new lawsuits relating to asbestos involving approximately 63 new plaintiffs, while lawsuits relating to asbestos and/or silica involving approximately 1,459 plaintiffs were dismissed with respect to the Company, typically based on the lack of product identification.

At December 31, 2015, the Company is named in cases filed on behalf of approximately 603 plaintiffs in which there is an allegation of exposure to asbestos and/or silica. The Company has denied, or intends to deny, the allegations in all of the above-described lawsuits.  If a specific product distributed by the Company is identified in any of these lawsuits, the Company would attempt to exercise indemnification remedies against the product manufacturer.  In addition, the Company believes that a substantial number of these claims are covered by insurance.  The Company has entered into agreements with its major insurance carriers relating to the scope, coverage and costs of defense of lawsuits involving claims of exposure to asbestos.  While the Company is unable to predict the outcome of these lawsuits, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on the Company's consolidated financial position or results of operations.

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

DATE: February 26, 2016

W.W. GRAINGER, INC.

By:	/s/ James T. Ryan
James T. Ryan
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Grainger on February 26, 2016, in the capacities indicated.

/s/ James T. Ryan	/s/ V. Ann Hailey
James T. Ryan	V. Ann Hailey
Chairman, President and Chief Executive Officer	Director
(Principal Executive Officer and Director)	/s/ William K. Hall
William K. Hall
/s/ Ronald L. Jadin	Director
Ronald L. Jadin
Senior Vice President	/s/ Neil S. Novich
and Chief Financial Officer	Neil S. Novich
(Principal Financial Officer)	Director

/s/ William Lomax	/s/ E. Scott Santi
William Lomax	E. Scott Santi
Vice President and Controller	Director
(Principal Accounting Officer)

/s/ Brian P. Anderson
Brian P. Anderson
Director

EXHIBIT INDEX (1)
EXHIBIT NO.	DESCRIPTION
2.1
Share Purchase Agreement, dated as of July 30, 2015, by and among Grainger, GWW UK Holdings Limited, Gregory Family Office Limited and Michael Gregory, incorporated by reference to Exhibit 2.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated July 31, 2015.

3.1	Restated Articles of Incorporation, incorporated by reference to Exhibit 3(i) to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
3.2	Bylaws, as amended June 25, 2015, incorporated by reference to Exhibit 3.1 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.
4.1
No instruments which define the rights of holders of W.W. Grainger, Inc.’s Industrial Development Revenue Bonds are filed herewith, pursuant to the exemption contained in Regulation S-K, Item 601(b)(4)(iii). W.W. Grainger, Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any such instrument.

4.2
Indenture, dated as of June 11, 2015, between W.W. Grainger, Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated June 11, 2015.

4.3
First Supplemental Indenture, dated as of June 11, 2015, between W.W. Grainger, Inc. and U.S. Bank National Association, as trustee, and Form of 4.60% Senior Notes due 2045, incorporated by reference to Exhibit 4.2 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated June 11, 2015.

10.1
Credit Agreement dated as of May 8, 2012, by and among W.W. Grainger, Inc., the lenders parties thereto, and U.S. Bank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated May 8, 2012.

10.2	Director Stock Plan, as amended, incorporated by reference to Exhibit 10(c) to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. *
10.3	1990 Long-Term Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10(a) to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. *
10.4	2001 Long-Term Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10(b) to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. *
10.5
Form of Indemnification Agreement between W.W. Grainger, Inc. and each of its directors and certain of its executive officers, incorporated by reference to Exhibit 10(b)(i) to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. *

10.6	Frozen Executive Death Benefit Plan, as amended, incorporated by reference to Exhibit 10(b)(v) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007. *
10.7	First amendment to the Frozen Executive Death Benefit Plan, incorporated by reference to Exhibit 10(b)(v)(1) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008. *
10.8
Second amendment to the Frozen Executive Death Benefit Plan, incorporated by reference to Exhibit 10(b)(iv)(2) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009. *

10.9	Supplemental Profit Sharing Plan, as amended, incorporated by reference to Exhibit 10(viii) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003. *
10.10	Supplemental Profit Sharing Plan II, as amended, incorporated by reference to Exhibit 10(b)(ix) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007. *
10.11	Voluntary Salary and Incentive Deferral Plan, as amended, incorporated by reference to Exhibit 10(b)(xi) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007. *
10.12	Summary Description of the 2015 Directors Compensation Program. *
10.13	2005 Incentive Plan, as amended, incorporated by reference to Exhibit 10(d) to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. *
10.14	2010 Incentive Plan, incorporated by reference to Exhibit B of W.W. Grainger, Inc.’s Proxy Statement dated March 12, 2010. *

10.15
Form of Stock Option Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10(xiv) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005. *

10.16
Form of Stock Option Award and Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10(xv) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005. *

10.17
Form of Stock Option Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10(b)(xvi) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009. *

10.18
Form of Stock Option and Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10(b)(xvii) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009. *

10.19
Form of Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10(b)(xviii) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010. *

10.20
Form of 2012 Performance Share Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10(b)(xix) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012. *

10.21
Letter of Agreement - Long-Term International Assignment to Mr. Court D. Carruthers dated December 22, 2011, incorporated by reference to Exhibit 10(b)(xxi) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011. *

10.22	Summary Description of the 2016 Management Incentive Program. *
10.23	Incentive Program Recoupment Agreement, incorporated by reference to Exhibit 10(b)(xxv) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009. *
10.24
Form of Change in Control Employment Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10(b)(xxvii) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010. *

10.25
Form of 2013 Performance Share Award Agreement between Grainger and certain of its executive officers, incorporated by reference to Exhibit 10(b)(xxiii) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2013. *

10.26
Separation Agreement and General Release by and between W.W. Grainger, Inc. and Michael A. Pulick dated October 4, 2013, incorporated by reference to Exhibit 10(b)(xxiv) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013. *

10.27
Form of 2014 Performance Share Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10(b)(xxiv) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2014. *

10.28	Form of 2015 Performance Share Award Agreement between W.W. Grainger, Inc. and certain of its executive officers. *
10.29	W.W. Grainger, Inc. 2015 Incentive Plan, incorporated by reference to Exhibit B of W.W. Grainger, Inc.’s Proxy Statement dated March 13, 2015. *
10.30
Separation Agreement and General Release by and between W.W. Grainger, Inc. and Court Carruthers dated July 22, 2015, incorporated by reference to Exhibit 10(b)(i) to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015. *

10.31
£180,000,000 Facilities Agreement, dated as of August 26, 2015, by and among GWW UK Holdings Ltd, W.W. Grainger, Inc., the lender parties thereto, Lloyds Bank PLC and Lloyds Securities Inc., as Arrangers, and Lloyds Bank PLC, as Agent, incorporated by reference to W.W. Grainger, Inc.’s Current Report on Form 8-K dated September 1, 2015.

10.32
Credit Agreement, dated as of August 22, 2013, by and among W.W. Grainger, Inc., the borrowing subsidiaries parties thereto, the lenders parties thereto, and U.S. Bank National Association, as Administrative Agent, incorporated by reference to Exhibit 10(a)(i) to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

10.33
Amendment No. 1, dated as of April 7, 2015, to Credit Agreement, dated as of August 22, 2013, by and among W.W. Grainger, Inc., the borrowing subsidiaries parties thereto, the lenders parties thereto, and U.S. Bank National Association, as Administrative Agent, incorporated by reference to Exhibit 10(a)(i) to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

21	Subsidiaries of Grainger.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adoptied pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adoptied pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
(*) Management contract or compensatory plan or arrangement
(1) Certain instruments defining the rights of holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.