Form 10-Q
period 2016-03-31
GRAINGER W W INC
filed 2016-04-28
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
OR

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
Yes [  ]  No [X]

There were 61,322,179 shares of the Company’s Common Stock outstanding as of March 31, 2016.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net sales	$2,506,538	$2,439,661
Cost of merchandise sold	1,461,485	1,345,918
Gross profit	1,045,053	1,093,743
Warehousing, marketing and administrative expenses	727,961	742,496
Operating earnings	317,092	351,247
Other income and (expense):
Interest income	165	192
Interest expense	(13,725)	(1,636)
Loss from equity method investment	(6,388)	—
Other non-operating income	694	241
Other non-operating expense	(254)	(2,405)
Total other expense	(19,508)	(3,608)
Earnings before income taxes	297,584	347,639
Income taxes	105,940	133,493
Net earnings	191,644	214,146
Less: Net earnings attributable to noncontrolling interest	4,931	3,131
Net earnings attributable to W.W. Grainger, Inc.	$186,713	$211,015
Earnings per share:
Basic	$3.00	$3.11
Diluted	$2.98	$3.07
Weighted average number of shares outstanding:
Basic	61,668,682	67,229,653
Diluted	62,099,801	67,982,362
Cash dividends paid per share	$1.17	$1.08

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net earnings	$191,644	$214,146
Other comprehensive earnings (losses):
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of tax benefit of $0 and $0, respectively	51,490	(76,015)
Defined postretirement benefit plan:
Reclassification adjustments related to amortization, net of tax expense of $631 and $509, respectively	(1,009)	(813)
Derivative instrument change in fair value of cash flow hedge	304	482
Comprehensive earnings, net of tax	242,429	137,800
Less: Comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	4,931	3,131
Foreign currency translation adjustments	5,704	(294)
Comprehensive earnings attributable to W.W. Grainger, Inc.	$231,794	$134,963

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
ASSETS	March 31, 2016	Dec 31, 2015
CURRENT ASSETS
Cash and cash equivalents	$279,906	$290,136
Accounts receivable (less allowances for doubtful
accounts of $23,874 and $22,288, respectively)	1,304,560	1,209,641
Inventories – net	1,420,897	1,414,177
Prepaid expenses and other assets	102,435	85,670
Prepaid income taxes	31,163	49,018
Total current assets	3,138,961	3,048,642
PROPERTY, BUILDINGS AND EQUIPMENT	3,407,770	3,370,313
Less: Accumulated depreciation and amortization	1,965,579	1,939,072
Property, buildings and equipment – net	1,442,191	1,431,241
DEFERRED INCOME TAXES	66,251	83,996
GOODWILL	595,487	582,336
INTANGIBLES - NET	458,230	463,294
OTHER ASSETS	263,719	248,246
TOTAL ASSETS	$5,964,839	$5,857,755

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	March 31, 2016	Dec 31, 2015
CURRENT LIABILITIES
Short-term debt	$569,367	$353,072
Current maturities of long-term debt	135,834	247,346
Trade accounts payable	620,410	583,474
Accrued compensation and benefits	208,024	196,667
Accrued contributions to employees’ profit sharing plans	22,058	124,587
Accrued expenses	274,458	266,702
Income taxes payable	50,289	16,686
Total current liabilities	1,880,440	1,788,534
LONG-TERM DEBT (less current maturities)	1,387,124	1,388,414
DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	158,238	154,352
EMPLOYMENT-RELATED AND OTHER NON-CURRENT LIABILITIES	174,837	173,741
SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; 109,659,219 shares issued	54,830	54,830
Additional contributed capital	1,007,933	1,000,476
Retained earnings	6,916,043	6,802,130
Accumulated other comprehensive losses	(176,010)	(221,091)
Treasury stock, at cost – 48,337,040 and 47,630,511 shares, respectively	(5,535,497)	(5,369,711)
Total W.W. Grainger, Inc. shareholders’ equity	2,267,299	2,266,634
Noncontrolling interest	96,901	86,080
Total shareholders' equity	2,364,200	2,352,714
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,964,839	$5,857,755

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$191,644	$214,146
Provision for losses on accounts receivable	3,454	2,558
Deferred income taxes and tax uncertainties	21,035	1,732
Depreciation and amortization	56,294	52,411
(Gains) from non-cash charges and sales of assets	(7,465)	—
Stock-based compensation	7,456	9,161
Losses from equity method investment	6,388	—
Change in operating assets and liabilities – net of business acquisitions:
Accounts receivable	(84,435)	(50,968)
Inventories	10,831	(2,808)
Prepaid expenses and other assets	4,370	34,433
Trade accounts payable	30,827	(7,326)
Other current liabilities	(111,458)	(160,239)
Current income taxes payable	32,757	62,893
Accrued employment-related benefits cost	323	2,296
Other – net	(8,290)	(2,080)
Net cash provided by operating activities	153,731	156,209
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment	(51,797)	(99,489)
Proceeds from sales of assets	13,817	7,333
Equity method investment	(7,199)	—
Other – net	(206)	(48)
Net cash used in investing activities	(45,385)	(92,204)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in commercial paper	214,645	190,000
Borrowings under lines of credit	12,028	14,380
Payments against lines of credit	(11,060)	(28,333)
Payments of long-term debt	(124,769)	(1,860)
Proceeds from stock options exercised	5,206	4,883
Excess tax benefits from stock-based compensation	17,287	4,319
Purchase of treasury stock	(172,047)	(149,992)
Cash dividends paid	(72,632)	(73,393)
Net cash used in financing activities	(131,342)	(39,996)
Exchange rate effect on cash and cash equivalents	12,766	(7,226)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,230)	16,783
Cash and cash equivalents at beginning of year	290,136	226,644
Cash and cash equivalents at end of period	$279,906	$243,427

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

The Condensed Consolidated Financial Statements of the Company and the related notes are unaudited and should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

The Condensed Consolidated Balance Sheet as of December 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information reflects all adjustments (primarily consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the statements contained herein.

2.    NEW ACCOUNTING STANDARDS

In July 2015, the Financial Accounting Standards Board (FASB) announced a one-year delay in the effective date of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. The standard will now be effective for interim and annual periods beginning after December 15, 2017. The standard also permits adoption as early as the original effective date, which was for interim and annual periods beginning after December 15, 2016. The Company is evaluating the impact of this ASU but does not expect it to have a material impact on the Company's consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities. This change to the financial instrument model primarily affects the accounting for equity investments, financial liabilities under the fair value options and the presentation and disclosure requirements for financial instruments. The effective date for the standard is for fiscal years and interim periods within those years beginning after December 15, 2017. Certain provisions for the new guidance can be adopted early. The Company is evaluating the impact of this ASU.

In February 2016, the FASB issued ASU 2016-02, Leases. The purpose of the standard is to improve transparency and comparability related to the accounting and reporting of leasing arrangements. The guidance will require balance sheet recognition for assets and liabilities associated with rights and obligations created by leases with terms greater than twelve months. The effective date for the standard is for fiscal year and interim periods within those years beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact of this ASU.

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures; Simplifying the Transition to the Equity Method of Accounting. This update eliminates the requirement to retroactively adjust the investment, results of operations and retained earnings when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. The amendment requires that the investor add the cost of acquiring the additional interest to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The effective date for the standard is for fiscal years and interim periods within those years beginning after

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

December 15, 2016. The amendment should be applied prospectively and early application is permitted. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contract with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendment is meant to reduce the potential for diversity in practice arising from inconsistent application of the principal versus agent guidance as well as reduce the cost and complexity during the transition and on an ongoing basis. The effective date for the amendment to the standard is consistent with ASU 2014-09, Revenue from Contracts with Customers, which is interim and annual periods beginning after December 15, 2017. The Company is evaluating the impact of the ASU.

In March 2016, the FASB issued ASU 2016-09, Stock Based Compensation: Improvements to Employee Share-Based Payment Accounting. The standard simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures and statutory tax withholdings requirements, as well as classification in the statement of cash flows. The effective date for the standard is for fiscal years and interim periods with those years beginning after December 15, 2016. Early adoption is permitted. If early adoption is elected, all amendments in the ASU that apply must be adopted in the same period. The Company is evaluating the impact of this ASU.

3.    DIVIDEND

On April 27, 2016, the Company’s Board of Directors declared a quarterly dividend of $1.22 per share, payable June 1, 2016, to shareholders of record on May 9, 2016.

4.    ACQUISITION

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

5.     RESTRUCTURING RESERVES

The Company recorded one-time benefits with the majority expected to be paid in 2016 related to the reorganization of the business. Severance costs of approximately $16 million were recorded in the three months ended March 31, 2016 and are included in Warehousing, marketing and administrative expenses. The reserve balance as of March 31, 2016 and December 31, 2015 was approximately $37 million and $24 million, respectively, and is included in Accrued compensation and benefits.

6.    SHORT-TERM AND LONG-TERM DEBT

The following summarizes information concerning short-term debt (in thousands of dollars):

	March 31, 2016	December 31, 2015
Outstanding lines of credit	$24,722	$23,072
Outstanding commercial paper	544,645	330,000

As of March 31, 2016 and December 31, 2015, there was $545 million and $330 million, respectively, of commercial paper outstanding. The increase in commercial paper from December 31, 2015 was used to fund the repayment of the Company's U.S. dollar term loan, the repurchase of treasury shares, as well as general working capital needs.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Long-term debt consisted of the following (in thousands of dollars):

	March 31, 2016	December 31, 2015
Senior notes	$1,000,000	$1,000,000
U.S. dollar term loan	—	114,614
British pound denominated term loan	223,984	235,808
Euro denominated term loan	116,624	114,030
Yen denominated term loans	53,305	49,875
Canadian dollar revolving credit facility	115,349	108,389
Other	26,253	25,991
Debt issuance costs	(12,557)	(12,947)
Less current maturities	(135,834)	(247,346)
	1,387,124	$1,388,414

On June 11, 2015, the Company issued $1 billion of unsecured 4.60% Senior Notes (Notes) that mature on June 15, 2045. The Notes require no principal payments until the maturity date and interest is payable semi-annually on June 15 and December 15, beginning on December 15, 2015. Prior to December 15, 2044, the Company may redeem the Notes in whole at any time or in part from time to time at a “make-whole” redemption price. This redemption price is calculated by reference to the then-current yield on a US treasury security with a maturity comparable to the remaining term of the Notes plus 25 basis points, together with accrued and unpaid interest, if any, to the redemption date. On or after December 15, 2044, the Company may redeem the Notes in whole at any time or in part from time to time at 100% of their principal amount, together with accrued and unpaid interest, if any, to the redemption date. Costs of approximately $10 million associated with the issuance of the Notes, representing underwriting fees and other expenses, have been recorded as a contra-liability within Long-term debt and will be amortized to interest expense over the term of the Notes.

The approximate fair value of the Company's Notes is $1 billion as of March 31, 2016 and December 31, 2015 and approximates the carrying amount. The estimated fair value of the Company’s Notes was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as level 2 inputs within the fair value hierarchy. The carrying value of other long-term debt approximates fair value due to the variable interest rates.

7.    DERIVATIVE INSTRUMENTS

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

The fair value of the Company's interest rate swap was $1 million as of March 31, 2016 and December 31, 2015 and was included on the balance sheet as a liability under Accrued expenses. The purpose of the interest rate swap is to partially hedge the future interest expense of the euro-denominated term loan entered into to fund a portion of the Fabory acquisition in 2011. The swap matures in August 2016. All remaining derivative instruments were immaterial individually and in the aggregate as of March 31, 2016 and December 31, 2015.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.    EQUITY METHOD INVESTMENT

In addition to the investment made in 2015, in January 2016, the Company invested in a second limited liability company established to produce refined coal, which is then sold to a utility to produce electricity.  The production and sale of refined coal is eligible for renewable energy tax credits under Section 45 of the Internal Revenue Code.  Under the terms of the investment, effective control lies with a co-investor who manages the day-to-day operations of the entity.

The Company will fund its share of operating expenses of the entity through February 2019 and receive tax credits in proportion to its equity investment. The investment will be accounted for under the equity method of accounting.  As of March 31, 2016, the balance of the combined refined coal investments was $9 million and is included on the balance sheet under Other assets. During the three months ended March 31, 2016, the Company recorded $6 million in equity losses and a total tax benefit of $10 million, including energy tax credits, as reflected in the Company’s effective tax rate. The investments contributed $4 million to net earnings for the three months ended March 31, 2016.

9.    EMPLOYEE BENEFITS - POSTRETIREMENT

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

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components (in thousands of dollars):

	Three Months Ended March 31,
	2016	2015
Service cost	$2,059	$2,532
Interest cost	2,464	2,412
Expected return on assets	(2,528)	(2,594)
Amortization of unrecognized losses	32	378
Amortization of prior service credits	(1,672)	(1,700)
Net periodic benefit costs	$355	$1,028

The Company has established a Group Benefit Trust to fund the plan and process benefit payments. The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended.  There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC. The Company did not make a contribution to the trust during the three months ended March 31, 2016.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.    SEGMENT INFORMATION

The Company has two reportable segments: the United States and Canada. The United States operating segment reflects the results of the Company's U.S. business. The Canada operating segment reflects the results for Acklands – Grainger Inc. (Acklands-Grainger), the Company’s Canadian business. Other businesses include Zoro, the single channel business in the United States, and business units in Europe, Asia and Latin America. Other businesses do not meet the definition of a reportable segment. Operating segments generate revenue almost exclusively through the distribution of maintenance, repair and operating supplies, as service revenues account for less than 1% of total revenues for each operating segment. Following is a summary of segment results (in thousands of dollars):

	Three Months Ended March 31, 2016
	United States	Canada	Other Businesses	Total
Total net sales	$1,966,267	$178,771	$445,333	$2,590,371
Intersegment net sales	(82,499)	(36)	(1,298)	(83,833)
Net sales to external customers	$1,883,768	$178,735	$444,035	$2,506,538
Segment operating earnings	$331,857	$(12,347)	$21,783	$341,293

	Three Months Ended March 31, 2015
	United States	Canada	Other Businesses	Total
Total net sales	$1,971,455	$234,530	$297,800	$2,503,785
Intersegment net sales	(63,191)	(36)	(897)	(64,124)
Net sales to external customers	$1,908,264	$234,494	$296,903	$2,439,661
Segment operating earnings	$366,089	$9,387	$9,526	$385,002

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	United States	Canada	Other Businesses	Total
Segment assets:
March 31, 2016	$2,244,942	$335,980	$535,566	$3,116,488
December 31, 2015	$2,191,045	$317,504	$507,116	$3,015,665

Following are reconciliations of segment information with the consolidated totals per the financial statements (in thousands of dollars):

	Three Months Ended March 31,
	2016	2015
Operating earnings:
Total operating earnings for operating segments	$341,293	$385,002
Unallocated expenses and eliminations	(24,201)	(33,755)
Total consolidated operating earnings	$317,092	$351,247

	Mar 31, 2016	Dec 31, 2015
Assets:
Total assets for operating segments	$3,116,488	$3,015,665
Other current and non-current assets	2,718,224	2,624,966
Unallocated assets	130,127	217,124
Total consolidated assets	$5,964,839	$5,857,755

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

Intersegment net sales for the U.S. segment increased by $19 million for the three months of 2016 compared to the prior year, driven by increased sales from the U.S. business to Zoro. The U.S. business' supply chain network is Zoro's primary source of inventory.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):

	Three Months Ended
	March 31,
	2016	2015
Net earnings attributable to W.W. Grainger, Inc. as reported	$186,713	$211,015
Distributed earnings available to participating securities	(626)	(768)
Undistributed earnings available to participating securities	(1,121)	(1,461)
Numerator for basic earnings per share – Undistributed and distributed earnings available to common shareholders	184,966	208,786
Undistributed earnings allocated to participating securities	1,121	1,461
Undistributed earnings reallocated to participating securities	(1,114)	(1,445)
Numerator for diluted earnings per share – Undistributed and distributed earnings available to common shareholders	$184,973	$208,802
Denominator for basic earnings per share – weighted average shares	61,668,682	67,229,653
Effect of dilutive securities	431,119	752,709
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	62,099,801	67,982,362
Earnings per share two-class method
Basic	$3.00	$3.11
Diluted	$2.98	$3.07

12.    CONTINGENCIES AND LEGAL MATTERS

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

TCPA Matter

On April 5, 2013, David Davies filed a putative class action lawsuit in the Circuit Court of Cook County, Illinois on behalf of all those who received faxes in connection with a 2009 marketing campaign. The complaint alleges, among other things, that the Company violated the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (the “TCPA”), by sending fax advertisements that either were unsolicited and/or did not contain a valid opt-out notice. The TCPA provides for penalties of $500 to $1,500 for each non-compliant individual fax.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On May 13, 2013, the Company removed the case to the Federal District Court for the Northern District of Illinois (the “District Court”). On June 27, 2014, the District Court granted the Company’s motion for a determination that the court should not certify a class, finding that Davies was not an adequate class representative. On October 2, 2014, the United States Court of Appeals for the Seventh Circuit denied Davies’ petition for immediate review of the June 27, 2014 ruling. Davies may seek to pursue an appeal of the June 27, 2014 ruling at the conclusion of the District Court proceedings.

The Company subsequently moved to dismiss Davies’ individual claims based on the position that he had suffered no injury relating to his notice-related claims on account of the single fax he received, or otherwise. On April 4, 2016, the District Court issued an opinion denying the Company’s motion. The District Court set a status hearing for late May 2016.

We believe we have strong legal and factual defenses and intend to continue defending the Company vigorously in the pending lawsuit. While the Company is unable to predict the outcome of this proceeding, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Business Environment
Given Grainger's large number of customers and the diverse industries it serves, several economic factors and industry trends tend to shape Grainger’s business environment. The overall economy and leading economic indicators provide general insight into projecting Grainger's growth. Grainger’s sales in the United States and Canada tend to positively correlate with Business Investment, Business Inventory, Exports and Industrial Production. In the United States, sales tend to positively correlate with Gross Domestic Product (GDP). In Canada, sales tend to positively correlate with oil prices. The table below provides these estimated indicators for 2016:

	2016 Forecasted Growth
	United States	Canada
Business Investment	1.8%	(3.3)%
Business Inventory	1.8%	—%
Exports	1.4%	2.2%
Industrial Production	(0.8)%	(1.1)%
GDP	2.1%	1.3%
Oil Prices	—	$40/barrel
Source: Global Insight (March & April 2016)

In the United States, business investment and exports are two major indicators of MRO spending. Business investment is forecast to remain weak in 2016 primarily due to three factors: the decrease in the number of rigs active in the oil industry, manufacturing companies' exposure to exports or energy markets spending cuts, and companies scaling back due to lower than expected profits and a downgraded economic outlook for 2016. The stronger U.S. dollar had a negative impact on U.S. exports. The three month moving average for real exports was down 2.4% year over year in February. The rapid decline in exports has caused the real trade deficit to widen sharply over the past year. As a result, net exports cut GDP growth by about 0.3 percentage points in the third and fourth quarters of last year. Based on the most recent international trade release the first-quarter negative impact on GDP growth from net exports will be approximately 0.8%.
The most recent report on the Canadian economy showed a stronger than anticipated advance in industrial output in the first quarter. The 0.6% January 2016 over January 2015 increase was the strongest growth in several years. Solid advances in manufacturing and retail trade led to the increase in activity. However, the Canadian business is heavily dependent on the oil and gas industries and weakness in oil prices is expected to continue to suppress economic performance in 2016. The results for the business in Canada were not in line with the overall economy. GDP growth is forecasted to be 1.3% for the full year 2016.

Outlook
On April 18, 2016, Grainger revised the 2016 sales growth guidance from a range of -1 to 7 percent to a range of 0 to 6 percent and also revised the 2016 earnings per share guidance from a range of $10.80 to $13.00 to a range of $11.00 to $12.80. The narrowed sales and earnings per share guidance reflects increased gross profit pressure for the year and increased operating expense favorability, although not to the same extent as the first quarter, through improved pricing over the remainder of the year and the ongoing execution of cost savings initiatives.

Matters Affecting Comparability
There were 64 sales days in the first quarter of 2016 compared to 63 sales days in 2015. Grainger completed the Cromwell Group (Holdings) Limited acquisition in the third quarter of 2015 and operating results of Cromwell have been included in the results of the Company since the acquisition date.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three Months Ended March 31, 2016
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars):

	Three Months Ended March 31,
			Percent Increase/(Decrease)	As a Percent of Net Sales
	2016 (A)	2015 (A)		2016	2015
Net sales	$2,507	$2,440	3%	100.0%	100.0%
Cost of merchandise sold	1,461	1,346	9%	58.3	55.2
Gross profit	1,045	1,094	(4)%	41.7	44.8
Operating expenses	728	742	(2)%	29.0	30.4
Operating earnings	317	351	(10)%	12.7	14.4
Other expense	(20)	(4)	NM	(0.8)	(0.1)
Income taxes	106	133	(21)%	4.3	5.5
Noncontrolling interest	5	3	57%	0.2	0.1
Net earnings attributable to W.W. Grainger, Inc.	$187	$211	(12)%	7.4%	8.7%

(A) May not sum due to rounding

Grainger’s net sales of $2,507 million for the first quarter of 2016 increased 3% compared with sales of $2,440 million for the comparable 2015 quarter. On a daily basis, sales increased 1%. The1% daily increase for the quarter consisted of the following:

Percent Increase/(Decrease)
Business acquisition	4
Volume	1
Foreign exchange	(1)
Price	(3)
Total	1%

The increase in net sales was primarily driven by the acquisition of Cromwell in September 2015 and single channel online businesses in the U.S. and Japan. Refer to the Segment Analysis below for further details.

In the three months ended March 31, 2016, eCommerce sales for Grainger were $1,124 million, as increase of 15% over the prior year and represented 45% of total sales. The increase was primarily driven by an increase in sales via EDI and electronic purchasing platforms in the United States.

Gross profit of $1,045 million for the first quarter of 2016 decreased 4%. The gross profit margin of 41.7% during the first quarter of 2016 decreased 3.1 percentage points when compared to the same period in 2015, primarily driven by price deflation greater than cost deflation, increased sales to lower margin customers and changes in the classification of trade show funding received from vendors.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating expenses of $728 million for the first quarter of 2016 decreased 2% from $742 million for the comparable 2015 quarter. Operating expenses in 2016 included $16 million in costs associated with the anticipated closing of 55 branches in the United States and other restructuring costs. Excluding these charges, operating expenses decreased 4%, driven primarily by restructuring benefits, the timing of planned spending and a $7 million gain from the sale of a property in Canada.

Operating earnings for the first quarter of 2016 were $317 million, a decrease of 10% compared to the first quarter of 2015. Excluding the charges mentioned above, operating earnings decreased 5%, driven by lower gross profit margins, partially offset by lower operating expenses.

Net earnings attributed to W.W. Grainger, Inc. for the first quarter of 2016 decreased 12% to $187 million from $211 million in the first quarter of 2015. Diluted earnings per share of $2.98 in the first quarter of 2016 were down 3% versus the $3.07 for the first quarter of 2015, due to lower earnings, partially offset by lower average shares outstanding.

The table below reconciles reported diluted earnings per share determined in accordance with United States generally accepted accounting principles (GAAP) to adjusted diluted earnings per share, a non-GAAP measure. Management believes adjusted diluted earnings per share is an important indicator of operations because it excludes items that may not be indicative of core operating results. Because non-GAAP financial measures are not standardized, it may not be possible to compare this financial measure with other companies' non-GAAP financial measures having the same or similar names.

	Three Months Ended
	March 31,
	2016	2015	%
Diluted earnings per share reported	$2.98	$3.07	(3)%
Restructuring (United States)	0.16	—
Restructuring (Canada)	0.04	—
Restructuring (Other Businesses)	—	0.03
Subtotal	$0.20	0.03
Diluted earnings per share adjusted	$3.18	$3.10	3%

Segment Analysis
Grainger’s two reportable segments are the United States and Canada. The United States operating segment reflects the results of Grainger’s U.S. business. The Canada operating segment reflects the results for Acklands – Grainger Inc., Grainger’s Canadian business. Other businesses include Zoro U.S. and business units in Europe, Asia and Latin America.

The following comments at the segment and business unit level include external and intersegment net sales and operating earnings. See Note 10 to the Condensed Consolidated Financial Statements.

United States
Net sales were $1,966 million for the first quarter of 2016, essentially flat when compared with net sales of $1,971 million for the same period in 2015. On a daily basis, sales decreased 2%. The 2% daily decrease for the quarter consisted of the following:

Percent Increase/(Decrease)
Intercompany sales to Zoro	1
Price	(3)
Total	(2)%

Sales to natural resource customers were down in the mid-teens and the reseller market was down in the low double digits. Contractor customers and heavy manufacturing end markets were down in the mid-single digits and commercial customers were down low single digits. Mid-single digit growth to government and low single digit growth in light

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

manufacturing and retail were offset by decreases across other customer end markets. Low oil prices negatively impacted the performance of the heavy manufacturing and natural resources customer end markets. Sales to Zoro continue to contribute to sales growth as the U.S. business' supply chain network is Zoro's primary source of inventory.

In the three months ended March 31, 2016, eCommerce sales for the United States business were $883 million, an increase of 13% over the prior year and represented 45% of total sales. The increase was primarily driven by an increase in sales via EDI and electronic purchasing platforms.

The gross profit margin for the first quarter of 2016 decreased 2.8 percentage points compared to the same period in 2015, primarily driven by unfavorable selling mix, price deflation outpacing cost deflation and changes in the classification of certain funding received from vendors related to the annual trade show. Such changes resulted in gross margin reduction of approximately 80 basis points. Excluding sales to Zoro, the gross profit margin decreased 2.4 percentage points versus prior year.

Operating expenses of $512 million in the first quarter of 2016 were down $22 million, or 4% versus the first quarter of 2015. Operating expenses in 2016 included $13 million in restructuring costs related to planned branch closures as well as a reorganization of the sales force. Excluding restructuring costs, operating expenses decreased 7 percent driven by lower payroll and benefit costs and timing of planned spending as well as $10 million of supplier funding for the trade show.

Operating earnings of $332 million for the first quarter of 2016 decreased 9% from $366 million for the first quarter of 2015. Excluding the restructuring charges mentioned above, operating earnings decreased 5%, driven primarily by lower gross profit margins.

Canada
Net sales were $179 million for the first quarter of 2016, a decrease of $56 million, or 24%, when compared with $235 million for the same period in 2015. In local currency, sales decreased 16%. On a daily sales basis, sales decreased 25% for the quarter and consisted of the following:

Percent Increase/(Decrease)
Price	3
SAP implementation	(6)
Foreign exchange	(8)
Volume	(14)
Total	(25)%

Sales performance in Canada continues to be affected by weak oil and gas prices and lower commodity prices, resulting in lower sales to all customer end markets. The Alberta region, which represents about one-third of the sales in the Canadian business, decreased 26% versus prior year, on a daily basis, as it was negatively impacted by lower oil prices. Sales growth for the remaining regions in aggregate was down 10% in local currency.

In the three months ended March 31, 2016, eCommerce sales in Canada were $23 million, a decrease of 17% over the prior year and represented 13% of total sales.

The gross profit margin decreased 6.7 percentage points in the first quarter of 2016 versus the first quarter of 2015 largely due to cost of goods inflation exceeding price inflation due to unfavorable foreign exchange and no supplier funding received from vendors due to not having a trade show in 2016.

Operating expenses decreased 14% in the first quarter of 2016 versus the first quarter of 2015, benefiting from a $7 million gain from the sale of a property, partially offset by $3 million in restructuring costs.

Operating losses were $12 million for the first quarter of 2016 versus operating earnings of $9 million in the first quarter of 2015. In local currency, operating earnings decreased $27 million. Excluding the restructuring costs mentioned above, the operating losses would have been $9 million driven by the sales decline, lower gross profit margin and negative expense leverage.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Businesses
Net sales for other businesses, which include Zoro U.S. and business units in Europe, Asia, Latin America, and the newly acquired Cromwell, were $445 million for the first quarter of 2016, an increase of $147 million, or 50%, when compared with net sales of $298 million for the same period in 2015. On a daily sales basis, sales were up 47%. The drivers of the increase in daily sales for the quarter consisted of the following:

Percent Increase/(Decrease)
Business acquisition	33
Price/volume	17
Foreign exchange	(3)
Total	47%

Operating earnings of $22 million for the first quarter of 2016 were up $12 million compared to the first quarter of 2015. The earnings performance for the quarter versus prior year was primarily driven by strong results from Zoro U.S. and the business in Japan as well as the acquisition of Cromwell, which reported modest profit as expected.

Other Income and Expense
Other income and expense was $20 million of expense in the first quarter of 2016 compared to $4 million of expense in the first quarter of 2015. The increase in expense was primarily due to interest expense from the $1 billion of debt the Company issued in 2015, as well as expected losses from the Company's investments in clean energy.

Income Taxes
Grainger’s tax rates were 35.6% and 38.4% for the three months ended March 31, 2016 and 2015, respectively. The decrease in the tax rate was primarily due to tax credits earned from the Company's clean energy investments.

Financial Condition

Cash Flow
Net cash provided by operating activities was $154 million and $156 million for the three months ended March 31, 2016 and 2015, respectively.

Net cash used in investing activities was $45 million and $92 million for the three months ended March 31, 2016 and 2015, respectively. The lower use of cash was driven by lower additions to property, buildings and equipment compared to the prior year, partially offset by higher proceeds from the sales of assets. Additionally, in 2015, Grainger made a new investment in a limited liability company established to produce clean energy. The investment provided Grainger with energy tax credits that lowered the tax effective rate and positively impacted net earnings and cash flow.

Net cash used in financing activities was $131 million and $230 million in the three months ended March 31, 2016 and 2015, respectively. Financing activity for the 2016 period was primarily driven by payments of long-term debt and an increase in the purchase of treasury stock, partially offset by increases in the amount of commercial paper.

Working Capital
Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt and current maturities of long-term debt).

Working capital at March 31, 2016, was $1,862 million, an increase of $68 million when compared to $1,794 million at December 31, 2015 primarily as a result of the annual cash contribution to the employees' profit sharing plan. The working capital assets to working capital liabilities ratio increased to 2.6 at March 31, 2016, from 2.5 at December 31, 2015.

Debt
Grainger maintains a debt ratio and liquidity position that provide flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit. Total debt as a percent of total capitalization was 46.9% at March 31, 2016, and 45.8% at December 31, 2015.

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

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimates are made and when there are different estimates that management reasonably could have made, which would have a material impact on the presentation of Grainger’s financial condition, changes in financial condition or results of operations. For a description of Grainger’s critical accounting policies see Grainger's Annual Report on Form 10-K for the year ended December 31, 2015.

Forward-Looking Statements
From time to time, in this Quarterly Report on Form 10-Q, as well as in other written reports and verbal statements, Grainger makes forward-looking statements that are not historical in nature but concern forecasts of future results, business plans, analyses, prospects, strategies, objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws. Such forward-looking statements are identified by words such as “anticipate,” “estimate,” “believe,” “expect,” “could,” “forecast,” “may,” “intend,” “plan,” “predict,” “project” and similar terms and expressions.

Grainger cannot guarantee that any forward-looking statement will be realized, although Grainger does believe that its assumptions underlying its forward-looking statements are reasonable. Achievement of future results is subject to risks and uncertainties, many of which are beyond the Company's control, which could cause Grainger's results to differ materially from those which are presented.

Important factors that could cause actual results to differ materially from those presented or implied in a forward-looking statement include, without limitation: higher product costs or other expenses; a major loss of customers; loss or disruption of source of supply; increased competitive pricing pressures; failure to develop or implement new technologies or business strategies; the outcome of pending and future litigation or governmental or regulatory proceedings, including with respect to wage and hour, anti-bribery and corruption, environmental, advertising, privacy and cybersecurity matters; investigations, inquiries, audits and changes in laws and regulations; disruption of information technology or data security systems; general industry or market conditions; general global economic conditions; currency exchange rate fluctuations; market volatility; commodity price volatility; labor shortages; facilities disruptions or shutdowns; higher fuel costs or disruptions in transportation services; natural and other catastrophes; unanticipated weather conditions; loss of key members of management; the Company's ability to operate, integrate and leverage acquired businesses and the factors identified in the Company's Annual Report on Form 10-K for the year-ended December 31, 2015 and other filings with the SEC.

Caution should be taken not to place undue reliance on Grainger's forward-looking statements and Grainger undertakes no obligation to publicly update the forward-looking statements, whether as a result of new information, future events or otherwise.

W.W. Grainger, Inc. and Subsidiaries

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in Grainger's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures
Grainger carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Grainger's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Grainger’s disclosure controls and procedures were effective as of the end of the period covered by this report in (i) ensuring that information required to be disclosed by Grainger in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
On February 1, 2016, the Company implemented a new SAP enterprise resource planning system at its Canadian subsidiary, Acklands-Grainger. While new to its Canadian operations, the SAP system is the same one currently utilized by the Company’s business in the United States. The Company has evaluated the impact of this change on its internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), and has concluded that there were no changes in the Company’s internal controls over financial reporting for the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Environmental Matters

On August 5, 2015, Environment Canada initiated a proceeding against the Company’s Canadian subsidiary, Acklands-Grainger, in the Provincial Court of Alberta. The proceeding seeks monetary sanctions and is based on allegations that Acklands-Grainger sold certain products containing an ozone-depleting substance in violation of the Canadian Environmental Protection Act, 1999 and prohibited by the Ozone-Depleting Substances Regulations, 1998. On January 19, 2016, Acklands-Grainger indicated to the Provincial Court that it would contest the charges. While the Company is unable to predict the outcome of this proceeding, it is believed that the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Other Matters

For a description of other legal proceedings, see Note 12 - Contingencies and Legal Matters to the Condensed Consolidated Financial Statements included under Item 1 - Financial Statements of Part I of this report.

W.W. Grainger, Inc. and Subsidiaries

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities – First quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Jan 1 - Jan 31	323,101	$190.17	323,101	9,165,287
Feb 1 - Feb 29	233,246	$209.89	233,246	8,932,041
Mar 1 - Mar 31	336,757	$224.29	336,757	8,595,284
Total	893,104	$208.19	893,104

(A)	There were no shares withheld to satisfy tax withholding obligations.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

(C)
Purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors on April 6, 2015. The program has no specified expiration date. Activity is reported on a trade date basis.

Item 6.        Exhibits.

A list of exhibits filed with this report on Form 10-Q is provided in the Exhibit Index on page 25 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. Grainger, Inc.
(Registrant)
Date:	April 28, 2016	By:	/s/ R. L. Jadin
R. L. Jadin, Senior Vice President and Chief Financial Officer
Date:	April 28, 2016	By:	/s/ W. Lomax
W. Lomax, Vice President and Controller

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.