Form 10-Q
period 2016-06-30
GRAINGER W W INC
filed 2016-07-28
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
OR

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
Yes [  ]  No [X]

There were 60,422,556 shares of the Company’s Common Stock outstanding as of June 30, 2016.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$2,563,668	$2,522,565	$5,070,206	$4,962,226
Cost of merchandise sold	1,523,609	1,449,133	2,985,094	2,795,052
Gross profit	1,040,059	1,073,432	2,085,112	2,167,174
Warehousing, marketing and administrative expenses	734,470	716,715	1,462,431	1,459,209
Operating earnings	305,589	356,717	622,681	707,965
Other income and (expense):
Interest income	162	277	327	469
Interest expense	(16,806)	(4,184)	(30,531)	(5,819)
Loss from equity method investment	(5,427)	(4,302)	(11,815)	(4,302)
Other non-operating income and (expense)	(538)	178	(98)	(1,988)
Total other expense	(22,609)	(8,031)	(42,117)	(11,640)
Earnings before income taxes	282,980	348,686	580,564	696,325
Income taxes	103,535	123,451	209,475	256,944
Net earnings	179,445	225,235	371,089	439,381
Less: Net earnings attributable to noncontrolling interest	6,769	4,687	11,700	7,818
Net earnings attributable to W.W. Grainger, Inc.	$172,676	$220,548	$359,389	$431,563
Earnings per share:
Basic	$2.81	$3.28	$5.81	$6.38
Diluted	$2.79	$3.25	$5.77	$6.32
Weighted average number of shares outstanding:
Basic	60,891,298	66,652,130	61,278,981	66,939,110
Diluted	61,301,545	67,317,131	61,699,603	67,647,689
Cash dividends paid per share	$1.22	$1.17	$2.39	$2.25

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net earnings	$179,445	$225,235	$371,089	$439,381
Other comprehensive earnings (losses):
Foreign currency translation gain (loss)	(6,915)	9,061	44,575	(66,954)
Defined postretirement benefit plan:
Reclassification adjustments related to amortization, net of tax benefit of $631, $512, and $1,262, $1,021, respectively	(1,009)	(810)	(2,018)	(1,623)
Derivative instrument change in fair value of cash flow hedge	352	245	656	727
Comprehensive earnings, net of tax	171,873	233,731	414,302	371,531
Less: Comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	6,769	4,687	11,700	7,818
Foreign currency translation adjustments	8,729	(1,509)	14,433	(1,802)
Comprehensive earnings attributable to W.W. Grainger, Inc.	$156,375	$230,553	$388,169	$365,515

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
ASSETS	June 30, 2016	December 31, 2015
CURRENT ASSETS
Cash and cash equivalents	$315,997	$290,136
Accounts receivable (less allowances for doubtful
accounts of $26,403 and $22,288, respectively)	1,310,382	1,209,641
Inventories – net	1,418,678	1,414,177
Prepaid expenses and other assets	103,885	85,670
Prepaid income taxes	41,320	49,018
Total current assets	3,190,262	3,048,642
PROPERTY, BUILDINGS AND EQUIPMENT	3,385,566	3,370,313
Less: Accumulated depreciation and amortization	1,966,861	1,939,072
Property, buildings and equipment – net	1,418,705	1,431,241
DEFERRED INCOME TAXES	62,007	83,996
GOODWILL	590,109	582,336
INTANGIBLES - NET	437,521	463,294
OTHER ASSETS	266,200	248,246
TOTAL ASSETS	$5,964,804	$5,857,755

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	June 30, 2016	December 31, 2015
CURRENT LIABILITIES
Short-term debt	$372,854	$353,072
Current maturities of long-term debt	132,620	247,346
Trade accounts payable	628,659	583,474
Accrued compensation and benefits	203,401	196,667
Accrued contributions to employees’ profit sharing plans	35,950	124,587
Accrued expenses	250,573	266,702
Income taxes payable	17,287	16,686
Total current liabilities	1,641,344	1,788,534
LONG-TERM DEBT (less current maturities)	1,765,809	1,388,414
DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	135,950	154,352
EMPLOYMENT-RELATED AND OTHER NON-CURRENT LIABILITIES	179,127	173,741
SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; 109,659,219 shares issued	54,830	54,830
Additional contributed capital	1,016,044	1,000,476
Retained earnings	7,013,688	6,802,130
Accumulated other comprehensive losses	(192,310)	(221,091)
Treasury stock, at cost – 49,236,663 and 47,630,511 shares, respectively	(5,758,349)	(5,369,711)
Total W.W. Grainger, Inc. shareholders’ equity	2,133,903	2,266,634
Noncontrolling interest	108,671	86,080
Total shareholders' equity	2,242,574	2,352,714
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,964,804	$5,857,755

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$371,089	$439,381
Provision for losses on accounts receivable	8,282	4,630
Deferred income taxes and tax uncertainties	4,565	1,995
Depreciation and amortization	113,496	106,937
(Gains) from sales of assets, net of asset impairment	(15,564)	(51)
Stock-based compensation	21,135	27,043
Losses from equity method investment	11,815	4,302
Change in operating assets and liabilities – net of business acquisitions:
Accounts receivable	(98,394)	(50,586)
Inventories	8,733	26,075
Prepaid expenses and other assets	(6,143)	6,929
Trade accounts payable	43,338	(29,144)
Other current liabilities	(128,960)	(169,123)
Current income taxes payable	(1,368)	(847)
Accrued employment-related benefits cost	3,877	4,231
Other – net	(9,512)	(2,267)
Net cash provided by operating activities	326,389	369,505
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment	(105,717)	(170,873)
Proceeds from sales of assets	43,119	10,119
Equity method investment	(10,340)	(10,190)
Net cash received for business divestiture	—	1,114
Other – net	(597)	(567)
Net cash used in investing activities	(73,535)	(170,397)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in commercial paper	19,888	(4,967)
Borrowings under lines of credit	18,501	26,842
Payments against lines of credit	(19,306)	(46,649)
Proceeds from issuance of long-term debt	393,284	995,880
Payments of long-term debt	(129,981)	(25,630)
Proceeds from stock options exercised	26,191	35,549
Excess tax benefits from stock-based compensation	9,770	17,106
Purchase of treasury stock	(412,647)	(442,595)
Cash dividends paid	(147,480)	(153,906)
Net cash (used in) provided by financing activities	(241,780)	401,630
Exchange rate effect on cash and cash equivalents	14,787	(7,596)
NET CHANGE IN CASH AND CASH EQUIVALENTS	25,861	593,142
Cash and cash equivalents at beginning of year	290,136	226,644
Cash and cash equivalents at end of period	$315,997	$819,786

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BACKGROUND AND BASIS OF PRESENTATION

W.W. Grainger, Inc. is a broad-line distributor of maintenance, repair and operating (MRO) supplies, and other related products and services used by businesses and institutions.  W.W. Grainger, Inc.’s operations are primarily in the United States and Canada, with a presence in Europe, Asia and Latin America.  In this report, the words “Company” or “Grainger” mean W.W. Grainger, Inc. and its subsidiaries.

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

Certain amounts in the 2016 first quarter Condensed Consolidated Statements of Cash Flows, as previously reported, have been reclassified within the cash flows from financing activities section. These changes did not have a material impact on the statements of cash flows.

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

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures; Simplifying the Transition to the Equity Method of Accounting. This update eliminates the requirement to retroactively adjust the

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

investment, results of operations and retained earnings when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. The amendment requires that the investor add the cost of acquiring the additional interest to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The effective date for the standard is for fiscal years and interim periods within those years beginning after December 15, 2016. The amendment should be applied prospectively and early application is permitted. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Stock Based Compensation: Improvements to Employee Share-Based Payment Accounting. The standard simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures and statutory tax withholdings requirements, as well as classification in the statement of cash flows. The effective date for the standard is for fiscal years and interim periods with those years beginning after December 15, 2016. Early adoption is permitted. If early adoption is elected, all amendments in the ASU that apply must be adopted in the same period. The Company has elected not to early adopt this ASU. The new guidance is expected to impact tax expense and dilutive shares outstanding calculation, with a potentially dilutive impact on future earnings per share and increased period to period variability of net earnings.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. The amendment is meant to clarify the identification of performance obligations and the licensing implementation guidelines, while retaining the related principles of those areas. The effective date of the amendment to the standard is consistent with ASU 2014-09, Revenue from Contracts with Customers, which is for interim and annual periods beginning after December 15, 2017. The company is evaluating the impact of this ASU.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendments in this update affect an entity to varying degrees depending on the credit quality of the assets held by the entity, their duration, and how the entity applies current GAAP. The effective date of the amendment to the standard is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The company is evaluating the impact of this ASU.

3.    DIVIDEND

On July 27, 2016, the Company’s Board of Directors declared a quarterly dividend of $1.22 per share, payable September 1, 2016, to shareholders of record on August 8, 2016.

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

5.     RESTRUCTURING RESERVES

The Company recorded employee termination benefits with the majority expected to be paid in 2016 related to the reorganization of the business. Severance costs of approximately $9 million and $25 million were recorded in the three and six months ended June 30, 2016, respectively, and are included in Warehousing, marketing and administrative expenses. The reserve balance as of June 30, 2016 and December 31, 2015 was approximately $35 million and $24 million, respectively, and is included in Accrued compensation and benefits.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.    SHORT-TERM AND LONG-TERM DEBT

The following summarizes information concerning short-term debt (in thousands of dollars):

	June 30, 2016	December 31, 2015
Outstanding lines of credit	$22,966	$23,072
Outstanding commercial paper	349,888	330,000
	$372,854	$353,072

Long-term debt consisted of the following (in thousands of dollars):

	June 30, 2016	December 31, 2015
4.60% senior notes	$1,000,000	$1,000,000
3.75% senior notes	400,000	—
U.S. dollar term loan	—	114,614
British pound denominated term loan	207,574	235,808
Euro denominated term loan	113,816	114,030
Japanese yen denominated term loans	56,907	49,875
Canadian dollar revolving credit facility	112,203	108,389
Other	27,194	25,991
Debt issuance costs and discounts	(19,265)	(12,947)
Less current maturities	(132,620)	(247,346)
	$1,765,809	$1,388,414

On May 16, 2016, the Company issued $400 million of unsecured 3.75% Senior Notes (3.75% Notes) that mature on May 15, 2046. The 3.75% Notes require no principal payments until the maturity date and interest is payable semi-annually on May 15 and November 15, beginning on November 15, 2016. Prior to November 15, 2045, the Company may redeem the 3.75% Notes in whole at any time or in part from time to time at a “make-whole” redemption price. This redemption price is calculated by reference to the then-current yield on a U.S. treasury security with a maturity comparable to the remaining term of the 3.75% Notes plus 20 basis points, together with accrued and unpaid interest, if any, to the redemption date. On or after November 15, 2045, the Company may redeem the 3.75% Notes in whole at any time or in part from time to time at 100% of their principal amount, together with accrued and unpaid interest, if any, to the redemption date. Costs of approximately $4 million associated with the issuance of the 3.75% Notes, representing underwriting fees and other expenses, have been recorded as a contra-liability within Long-term debt and will be amortized to interest expense over the term of the 3.75% Notes. The fair value of the 3.75% Notes was approximately $420 million as of June 30, 2016.

On June 11, 2015, the Company issued $1 billion of unsecured 4.60% Senior Notes (4.60% Notes) that mature on June 15, 2045. The 4.60% Notes require no principal payments until the maturity date and interest is payable semi-annually on June 15 and December 15, beginning on December 31, 2015. Prior to December 15, 2044, the Company may redeem the 4.60% Notes in whole at any time or in part from time to time at a “make-whole” redemption price. This redemption price is calculated by reference to the then-current yield on a U.S. treasury security with a maturity comparable to the remaining term of the 4.60% Notes plus 25 basis points, together with accrued and unpaid interest, if any, to the redemption date. On or after December 15, 2044, the Company may redeem the 4.60% Notes in whole at any time or in part from time to time at 100% of their principal amount, together with accrued and unpaid interest, if any, to the redemption date. Costs of approximately $10 million associated with the issuance of the 4.60% Notes, representing underwriting fees and other expenses, have been recorded as a contra-liability within Long-term debt and will be amortized to interest expense over the term of the 4.60% Notes. The fair value of the 4.60% Notes was approximately $1.2 billion and $1 billion as of June 30, 2016 and December 31, 2015, respectively.

The estimated fair value of the Company’s 3.75% Notes and 4.60% Notes was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as level 2 inputs within the fair value hierarchy. The carrying value of other long-term debt approximates fair value due to the variable interest rates.

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

The fair value of the Company's interest rate swap was approximately $0.3 million and $1 million as of June 30, 2016 and December 31, 2015, respectively, and was included on the balance sheet as a liability under Accrued expenses. The purpose of the interest rate swap is to partially hedge the future interest expense of the euro-denominated term loan entered into to fund a portion of the Fabory acquisition in 2011. The swap matures in August 2016. All remaining derivative instruments were immaterial individually and in the aggregate as of June 30, 2016 and December 31, 2015.

8.    EQUITY METHOD INVESTMENT

In addition to the investment made in 2015, in January 2016, the Company invested in a second limited liability company established to produce refined coal, which is then sold to a utility to produce electricity.  The production and sale of refined coal is eligible for renewable energy tax credits under Section 45 of the Internal Revenue Code.  Under the terms of the investment, effective control lies with a co-investor who manages the day-to-day operations of the entity, and as such the investments are accounted for under the equity method of accounting.

As of June 30, 2016 and December 31, 2015, the balance of the combined refined coal investments was $7 million million and $9 million, respectively, and is included on the balance sheet under Other assets. During the three and six months ended June 30, 2016, the Company recorded $5 million and $12 million, respectively, in equity losses. The total tax benefit of $14 million including energy tax credits, is reflected in the Company’s effective tax rate for the six months ended June 30, 2016. The investments contributed $1.7 million to net earnings for six months ended June 30, 2016.

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

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$2,060	$2,532	$4,119	$5,064
Interest cost	2,463	2,412	4,927	4,824
Expected return on assets	(2,528)	(2,594)	(5,056)	(5,188)
Amortization of unrecognized losses	32	378	64	756
Amortization of prior service credits	(1,672)	(1,700)	(3,344)	(3,400)
Net periodic benefit costs	$355	$1,028	$710	$2,056

The Company has established a Group Benefit Trust to fund the plan and process benefit payments. The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended.  There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC. The Company did not make a contribution to the trust during the three and six months ended June 30, 2016.

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

	Three Months Ended June 30, 2016
	United States	Canada	Other Businesses	Total
Total net sales	$1,978,542	$194,418	$474,166	$2,647,126
Intersegment net sales	(82,442)	(50)	(966)	(83,458)
Net sales to external customers	$1,896,100	$194,368	$473,200	$2,563,668
Segment operating earnings	$348,938	$(27,741)	$29,724	$350,921

	Three Months Ended June 30, 2015
	United States	Canada	Other Businesses	Total
Total net sales	$2,030,633	$239,466	$318,898	$2,588,997
Intersegment net sales	(65,394)	(17)	(1,021)	(66,432)
Net sales to external customers	$1,965,239	$239,449	$317,877	$2,522,565
Segment operating earnings	$369,533	$9,499	$15,158	$394,190

	Six Months Ended June 30, 2016
	United States	Canada	Other Businesses	Total
Total net sales	$3,944,809	$373,189	$919,500	$5,237,498
Intersegment net sales	(164,941)	(86)	(2,265)	(167,292)
Net sales to external customers	$3,779,868	$373,103	$917,235	$5,070,206
Segment operating earnings	$680,795	$(40,088)	$51,508	$692,215

	Six Months Ended June 30, 2015
	United States	Canada	Other Businesses	Total
Total net sales	$4,002,088	$473,996	$616,697	$5,092,781
Intersegment net sales	(128,585)	(53)	(1,917)	(130,555)
Net sales to external customers	$3,873,503	$473,943	$614,780	$4,962,226
Segment operating earnings	$735,622	$18,886	$24,684	$779,192

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	United States	Canada	Other Businesses	Total
Segment assets:
June 30, 2016	$2,280,207	$315,742	$525,142	$3,121,091
December 31, 2015	$2,191,045	$317,504	$507,116	$3,015,665

Following are reconciliations of segment information with the consolidated totals per the financial statements (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating earnings:
Total operating earnings for operating segments	$350,921	$394,190	$692,215	$779,192
Unallocated expenses and eliminations	(45,332)	(37,473)	(69,534)	(71,227)
Total consolidated operating earnings	$305,589	$356,717	$622,681	$707,965

	June 30, 2016	December 31, 2015
Assets:
Total assets for operating segments	$3,121,091	$3,015,665
Other current and non-current assets	2,690,398	2,624,966
Unallocated assets	153,315	217,124
Total consolidated assets	$5,964,804	$5,857,755

Assets for operating segments include net accounts receivable and first-in, first-out inventory which are reported to the Company's Chief Operating Decision Maker. Other current and non-current assets include all other asset balances for the operating segments.

Unallocated expenses and unallocated assets primarily relate to the Company headquarter's support services, which are not part of any business segment, as well as intercompany eliminations. Unallocated expenses include payroll and benefits, depreciation and other costs associated with headquarters-related support services. Unallocated assets include non-operating cash and cash equivalents, certain prepaid expenses and property, buildings and equipment-net. Unallocated expenses of $45 million increased 22% in the three months ended June 30, 2016 versus $37 million in the prior year quarter. The increase was driven primarily by a $9 million write-down of a corporate aircraft that the Company plans to sell in connection with the outsourcing of the aviation department.

Intersegment net sales for the U.S. segment increased by $17 million and $36 million for the three and six months ended June 30, 2016, respectively, compared to the prior year, driven by increased sales from the U.S. business to Zoro. The U.S. business' supply chain network is Zoro's primary source of inventory.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net earnings attributable to W.W. Grainger, Inc. as reported	$172,676	$220,548	$359,389	$431,563
Distributed earnings available to participating securities	(576)	(742)	(1,202)	(1,510)
Undistributed earnings available to participating securities	(970)	(1,418)	(2,092)	(2,879)
Numerator for basic earnings per share – Undistributed and distributed earnings available to common shareholders	171,130	218,388	356,095	427,174
Undistributed earnings allocated to participating securities	970	1,418	2,092	2,879
Undistributed earnings reallocated to participating securities	(964)	(1,404)	(2,078)	(2,850)
Numerator for diluted earnings per share – Undistributed and distributed earnings available to common shareholders	$171,136	$218,402	$356,109	$427,203
Denominator for basic earnings per share – weighted average shares	60,891,298	66,652,130	61,278,981	66,939,110
Effect of dilutive securities	410,247	665,001	420,622	708,579
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	61,301,545	67,317,131	61,699,603	67,647,689
Earnings per share two-class method
Basic	$2.81	$3.28	$5.81	$6.38
Diluted	$2.79	$3.25	$5.77	$6.32

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

The parties have filed cross-motions for summary judgment and are in the process of completing briefing on their motions.

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

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
Grainger is a broad-line distributor of maintenance, repair and operating (MRO) supplies, and other related products and services used by businesses and institutions. Grainger’s operations are primarily in the United States and Canada, with a presence in Europe, Asia and Latin America. Grainger uses a combination of multichannel and single channel business models to provide customers with a range of options for finding and purchasing products utilizing sales representatives, catalogs, direct marketing materials and eCommerce. Grainger serves approximately 3 million customers worldwide through a network of highly integrated branches, distribution centers and websites.

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

	United States		Canada
	2016 Forecast (April)	2016 Forecast (July)	2016 Forecast (April)	2016 Forecast (July)
Business Investment	1.8%	—%	(3.3)%	(3.9)%
Business Inventory	1.8%	1.3%	—%	—%
Exports	1.4%	0.9%	2.2%	2.4%
Industrial Production	(0.8)%	(1.6)%	(1.1)%	(2.0)%
GDP	2.1%	1.9%	1.3%	1.3%
Oil Prices	—	—	$40/barrel	$44/barrel
Source: Global Insight (April & July 2016)

In the United States, Business Investment and Exports are two major indicators of MRO spending. Business Investment is forecast to remain weak into 2017 primarily due to four factors: declines in oil and gas drilling, excess global capacity, a stronger U.S. dollar and slower growth in export markets. Capital spending should begin to have moderate growth in 2017 and 2018 as domestic demand strengthens and oil prices recover. Export growth is expected to to be less than 1% for 2016, which is lower than the performance experienced in 2015. Export growth is expected to grow slightly over the remainder of the year as the global economy stabilizes and the uncertainty of the Brexit vote fades. As a result of the strong U.S. dollar and slower growth abroad, U.S. economic growth , as measured by GDP, is forecast to remain below 2.0% for the year.
For Canada, economic growth in 2016 is forecast to continue to remain low. For the second quarter, GDP is forecast to have contracted, largely due to the negative impact of the Alberta wildfires, which are estimated by the Bank of Canada to have subtracted approximately 1 percentage point from GDP growth in the second quarter. A rebound is forecast by the Bank to occur in the third quarter as oil production has resumed and rebuilding efforts in the affected region get underway, combined with growth driven by improving U.S. domestic demand and federal infrastructure spending announced by the government earlier this year. For the year, the Canadian economy, as measured by GDP, is forecast to grow 1.3% in 2016 compared to 1.1% in the prior year. Over the near term, a key factor contributing to the low level of economic growth will be nonresidential business investment (a component of Business Investment) which is forecast to be negative for the remainder of the year.

Outlook
On July 19, 2016, Grainger revised the 2016 sales growth guidance from a range of 0 to 6 percent to a range of 1 to 4 percent and also revised the 2016 earnings per share guidance from a range of $11.00 to $12.80 to a range of $11.20 to $12.20. The revised guidance reflects lower than expected volume in the U.S. and Canada, partially offset by improved gross profit and operating expense leverage in the second half of the year. In addition, the Company is now expecting a higher effective tax rate for the year due to an increased concentration of earnings in higher tax rate jurisdictions and lower benefit from the clean energy investments.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability
There were 64 sales days in the second quarter of 2016 and 2015. Grainger completed the Cromwell Group (Holdings) Limited acquisition in the third quarter of 2015 and operating results of Cromwell have been included in the results of the Company since the acquisition date.

Results of Operations – Three Months Ended June 30, 2016
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars):

	Three Months Ended June 30,
			Percent Increase/(Decrease)	As a Percent of Net Sales
	2016 (A)	2015 (A)		2016	2015
Net sales	$2,564	$2,523	2%	100.0%	100.0%
Cost of merchandise sold	1,524	1,449	5%	59.4	57.4
Gross profit	1,040	1,073	(3)%	40.6	42.6
Operating expenses	734	717	2%	28.7	28.5
Operating earnings	306	357	(14)%	11.9	14.1
Other expense	23	8	NM	0.9	0.3
Income taxes	104	123	(16)%	4.0	4.9
Noncontrolling interest	7	5	44%	0.3	0.2
Net earnings attributable to W.W. Grainger, Inc.	$173	$221	(22)%	6.7%	8.7%

(A) May not sum due to rounding

Grainger’s net sales of $2,564 million for the second quarter of 2016 increased 2% compared with sales of $2,523 million for the comparable 2015 quarter. On a daily basis, sales increased 2%. The 2% daily increase for the quarter consisted of the following:

Percent Increase/(Decrease)
Business acquisition	4
Price	(1)
Volume	(1)
Total	2%

The increase in net sales was primarily driven by the acquisition of Cromwell in September 2015 and single channel online businesses in the U.S. and Japan. Refer to the Segment Analysis below for further details.

In the three months ended June 30 2016, eCommerce sales for Grainger were $1,183 million, an increase of 14% over the prior year and represented 46% of total sales. The increase was primarily driven by an increase in sales via EDI and electronic purchasing platforms in the United States.

Gross profit of $1,040 million for the second quarter of 2016 decreased 3%. The gross profit margin of 40.6% during the second quarter of 2016 decreased 2.0 percentage points when compared to the same period in 2015, due primarily to price deflation exceeding cost deflation, negative customer selling mix, as well as an inventory reserves adjustment in Canada.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating expenses of $734 million for the second quarter of 2016 increased 2% from $717 million for the comparable 2015 quarter primarily due to the acquisition of Cromwell. Restructuring related expenses contributed 0.6 percentage point to the increase.

Operating earnings for the second quarter of 2016 were $306 million, a decrease of 14% compared to the second quarter of 2015. The decline was driven by lower gross profit margins and higher operating expenses.

Net earnings attributable to W.W. Grainger, Inc. for the second quarter of 2016 decreased 22% to $173 million from $221 million in the second quarter of 2015.

Diluted earnings per share of $2.79 in the second quarter of 2016 were down 14% versus the $3.25 for the second quarter of 2015, due to lower earnings, partially offset by lower average shares outstanding. The table below reconciles reported diluted earnings per share determined in accordance with United States generally accepted accounting principles (GAAP) to adjusted diluted earnings per share, a non-GAAP measure. Management believes adjusted diluted earnings per share is an important indicator of operations because it excludes items that may not be indicative of core operating results. Because non-GAAP financial measures are not standardized, it may not be possible to compare this financial measure with other companies' non-GAAP financial measures having the same or similar names.

	Three Months Ended
	June 30,
	2016	2015	%
Diluted earnings per share reported	$2.79	$3.25	(14)%
Restructuring (United States)	(0.09)	—
Inventory reserve adjustment (Canada)	0.12	—
Restructuring (Canada)	0.09	—
Restructuring (Unallocated expense)	0.09	—
Discrete tax item	(0.11)	—
Restructuring (Other Businesses)	—	0.02
Subtotal	$0.10	0.02
Diluted earnings per share adjusted	$2.89	$3.27	(12)%

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

United States
Net sales were $1,979 million for the second quarter of 2016, a decrease of 3% when compared with net sales of $2,031 million for the same period in 2015. On a daily basis, sales decreased 3%. The 3% daily decrease for the quarter consisted of the following:

Percent Increase/(Decrease)
Intercompany sales to Zoro	1
Price	(2)
Volume	(2)
Total	(3)%

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales to natural resource customers and resellers were down in the mid-teens. Contractor customers were down in the high single digits and heavy manufacturing was down in the mid-single digits. Commercial customers were down in the low single digits and light manufacturing was flat. Low oil prices negatively impacted the performance of the heavy manufacturing and natural resources customers. These decreases were slightly offset by low single digit growth in government and retail. Sales to Zoro continue to contribute to sales growth as the U.S. business' supply chain network is Zoro's primary source of inventory.

In the three months ended June 30, 2016, eCommerce sales for the United States business were $916 million, an increase of 11% over the prior year and represented 46% of total sales. The increase was primarily driven by an increase in sales via EDI and electronic purchasing platforms.

The gross profit margin for the second quarter of 2016 decreased 0.9 percentage point compared to the same period in 2015, driven by unfavorable customer mix and price deflation outpacing cost deflation. Excluding sales to Zoro, the gross profit margin decreased 0.6 percentage point versus prior year.

Operating expenses of $487 million in the second quarter of 2016 were down $21 million, or 4% versus the second quarter of 2015. Operating expenses in 2016 included $6 million in restructuring costs for the previously announced branch closures and the offshoring of some IT support functions. These charges were more than offset by $15 million in gains on the sale of branch real estate for a net restructuring benefit of $9 million. Excluding the restructuring impact, operating expenses decreased 2%.

Operating earnings of $349 million for the second quarter of 2016 decreased 6% from $370 million for the second quarter of 2015 driven by lower sales and lower gross profit margins, partially offset by lower operating expenses. Excluding the restructuring gains mentioned above, operating earnings decreased 8%.

Canada
Net sales were $194 million for the second quarter of 2016, a decrease of $45 million, or 19%, when compared with $239 million for the same period in 2015. In local currency, sales decreased 16%. On a daily sales basis, sales decreased 19% for the quarter and consisted of the following:

Percent Increase/(Decrease)
Wildfire impact	(2)
Foreign exchange	(3)
Volume	(14)
Total	(19)%

Sales performance in Canada continues to be affected by a weak economic environment, resulting in lower sales to most customer end markets. The Alberta region, which represents about one-third of the sales in the Canadian business, decreased 28% versus prior year, on a daily basis, as it was negatively impacted by wildfires and oil prices. Sales growth for the remaining regions in aggregate was down 11% in local currency.

In the three months ended June 30, 2016, eCommerce sales in Canada were $25 million, a decrease of 7% over the prior year and represented 13% of total sales.

The gross profit margin decreased 11.9 percentage points in the second quarter of 2016 versus the second quarter of 2015 due largely to an inventory adjustment, along with cost of goods inflation exceeding price inflation due to unfavorable foreign exchange.

The Company maintains reserves for obsolete and excess inventory.  The reserve methodology and estimates are regularly reviewed based on experience and continued demand to identify obsolete or excess quantities.  During the quarter ended June 30, 2016, the Canadian business recorded an additional reserve of $10 million, as a result of additional visibility to inventory performance provided by the recent conversion to the U.S. SAP system.

Operating expenses decreased 3% in the second quarter of 2016 versus the second quarter of 2015, benefiting from lower SAP project costs and lower advertising costs, partially offset by restructuring costs of $7 million.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating losses were $28 million for the second quarter of 2016 versus operating earnings of $9 million in the second quarter of 2015. Excluding the restructuring costs and the inventory adjustment mentioned above, the operating losses would have been $10 million driven by the sales decline, lower gross profit margin and expenses declining at a slower rate than sales.

Other Businesses
Net sales for other businesses, which include Zoro U.S., business units in Europe, Asia, Latin America, and the newly acquired Cromwell, were $474 million for the second quarter of 2016, an increase of $155 million when compared with net sales of $319 million for the same period in 2015, primarily due to the acquisition of Cromwell. On a daily sales basis, sales were up 49%. The drivers of the increase in daily sales for the quarter consisted of the following:

Percent Increase/(Decrease)
Business acquisition	31
Price/volume	17
Foreign exchange	1
Total	49%

Operating earnings of $30 million for the second quarter of 2016 were up $15 million compared to the second quarter of 2015. The earnings performance for the quarter versus prior year was primarily driven by strong results from Zoro U.S. and the business in Japan as well as the acquisition of Cromwell, which reported modest profit as expected.

Other Income and Expense
Other income and expense was $23 million of expense in the second quarter of 2016 compared to $8 million of expense in the second quarter of 2015. The increase in expense was primarily due to interest expense from the $1 billion of debt the Company issued in June 2015 and $400 million of debt issued in May 2016, as well as expected losses from the Company's investments in clean energy.

Income Taxes
For the quarter, the effective tax rate in 2016 was 36.6% versus 35.4% in 2015. The 2016 second quarter included a $7 million benefit from the effective settlement of certain federal income tax issues under audit for the years 2009 through 2012. Excluding this discrete benefit, the Company’s effective tax rate was 39.1%. The effective tax rate for the 2015 second quarter, excluding a year-to-date adjustment for the benefit from the Company’s first clean energy investment, was 36.9%. The year-over-year increase in the tax rate, excluding the settlement benefit, was primarily due to a larger proportion of earnings from higher tax rate jurisdictions and lower benefit from the clean energy investments in the quarter. Grainger is expecting an effective tax rate, excluding the settlement benefit, of approximately 36.8% to 37.8% for the full year 2016.

Matters Affecting Comparability
There were 128 sales days in the six months ended June 30, 2016 compared to 127 sales days in 2015.

Results of Operations – Six Months Ended June 30, 2016
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars):

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,
			Percent Increase/(Decrease)	As a Percent of Net Sales
	2016 (A)	2015 (A)		2016	2015
Net sales	$5,070	$4,962	2%	100.0%	100.0%
Cost of merchandise sold	2,985	2,795	7%	58.9	56.3
Gross profit	2,085	2,167	(4)%	41.1	43.7
Operating expenses	1,462	1,459	—%	28.8	29.4
Operating earnings	623	708	(12)%	12.3	14.3
Other expense	42	12	NM	0.8	0.2
Income taxes	209	257	(18)%	4.1	5.2
Noncontrolling interest	12	8	50%	0.2	0.2
Net earnings attributable to W.W. Grainger, Inc.	$359	$432	(17)%	7.1%	8.7%

(A) May not sum due to rounding

Grainger’s net sales of $5,070 million for the six months ended June 30, 2016 increased 2% compared with sales of $4,962 million for the comparable 2015 period. On a daily sales basis, sales increased 1% for the quarter and consisted of the following:

Percent Increase/(Decrease)
Business acquisition	4
Volume	1
Seasonal sales	(1)
Foreign exchange	(1)
Price	(2)
Total	1%

The increase in net sales for the six months ended June 30, 2016 was led by the contribution from Cromwell and growth in sales to retail, government, and light manufacturing. The sales growth was partially offset by declines in the natural resources, reseller and contractors. Refer to the Segment Analysis below for further details.

In the six months ended June 30 2016, eCommerce sales for Grainger were $2,308 million, as increase of 15% over the prior year and represented 46% of total sales. The increase was primarily driven by an increase in sales via EDI and electronic purchasing platforms in the United States.

Gross profit of $2,085 million for the six months ended June 30, 2016 decreased 4% compared with $2,167 million in the same period in 2015. The gross profit margin during the six months ended June 30, 2016 decreased 2.6 percentage points when compared to the same period in 2015, primarily due to price deflation exceeding product cost deflation and increased sales to lower margin customers.

Operating expenses of $1,462 million for the six months ended June 30, 2016 were flat relative to $1,459 million for the comparable 2015 period. Excluding restructuring related expenses, operating expenses decreased 1 percentage point.

Operating earnings for the six months ended June 30, 2016 were $623 million, a decrease of $85 million or 12%, compared to the six months ended June 30, 2015, driven by lower gross profit margins.

Net earnings attributable to W.W. Grainger, Inc. for the six months ended June 30, 2016 decreased 17% to $359 million from $432 million in the six months ended June 30, 2015.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Diluted earnings per share of $5.77 in the six months ended June 30, 2016 were 9% lower than the $6.32 for the six months ended June 30, 2015, due to lower earnings, partially offset by lower average shares outstanding.

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

	Six Months Ended
	June 30,
	2016	2015	%
Diluted Earnings Per Share reported	$5.77	$6.32	(9)%
Restructuring (United States)	0.07	—
Inventory reserve adjustment (Canada)	0.12	—
Restructuring (Canada)	0.13	—
Restructuring (Unallocated expense)	0.09	—
Discrete tax items	(0.11)	—
Restructuring (Other Businesses)	—	0.05
Subtotal	0.30	0.05
Diluted earnings per share adjusted	$6.07	$6.37	(5)%

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

United States
Net sales were $3,945 million for the six months ended June 30, 2016, a decrease of 1%, when compared with net sales of $4,002 million for the same period in 2015. On a daily basis, sales decreased 2% for the period and consisted of the following:

Percent Increase/(Decrease)
Intercompany sales to Zoro	1
Seasonal sales	(1)
Price	(2)
Total	(2)%

Sales to natural resource customers and resellers were down in the mid-teens. Contractor customers were down in the high single digits and heavy manufacturing and commercial services were down in the mid-single digits. Hospitality, wholesale and healthcare markets were down in the low single digits. Low oil prices negatively impacted the performance of the heavy manufacturing and natural resources customers. These decreases were offset by mid-single digit growth in government and retail and low single digit growth in light manufacturing and transportation. Sales to Zoro continue to contribute to sales growth as the U.S. business' supply chain network is Zoro's primary source of inventory.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In the six months ended June 30, 2016, eCommerce sales were $1,800 million, an increase of 12% over the prior year and represented 46% of total sales. The increase was primarily driven by an increase in sales via EDI and electronic purchasing platforms.

The gross profit margin for the six months ended June 30, 2016 decreased 1.8 percentage points compared to the same period in 2015, driven by unfavorable customer mix and price deflation outpacing cost deflation. Excluding sales to Zoro, gross profit margin decreased 1.5 percentage points versus the prior year.

Operating expenses were down 4% in the six months ended June 30, 2016 versus the six months ended June 30, 2015. Operating expenses in 2016 included $19 million in restructuring costs for the previously announced branch closures and the offshoring of some IT support functions. These charges were partially offset by $15 million in net gains on the sale of branch real estate for a net restructuring impact of $4 million. Excluding restructuring costs, operating expenses decreased 4%.

Operating earnings of $681 million for the six months ended June 30, 2016 decreased 7% from $736 million for the six months ended June 30, 2015, driven by lower sales and lower gross profit margins, partially offset by expenses declining faster than sales.

Canada
Net sales were $373 million for the six months ended June 30, 2016, a decrease of $101 million, or 21%, when compared with $474 million for the same period in 2015. In local currency, sales decreased 16%. On a daily basis, sales decreased 22% for the period and consisted of the following:

Percent Increase/(Decrease)
Volume	(13)
Foreign exchange	(6)
SAP implementation	(3)
Wildfire impact	(1)
Price	1
Total	(22)%

Sales performance in Canada was primarily driven by declines within the oil and gas sector in Alberta, combined with declines in all other end markets across the country.  In addition, the Canadian business implemented the U.S. SAP system in February 2016, which negatively impacted sales as employees transitioned to operating with the new system.

In the six months ended June 30, 2016, eCommerce sales were $48 million, as decrease of 12% over the prior year and represented 13% of total sales. The decrease was primarily driven by lower sales volume.

The gross profit margin decreased 9.4 percentage points in the six months ended June 30, 2016 versus the six months ended June 30, 2015, primarily due to an inventory adjustment in the second quarter of 2016, along with cost of goods inflation exceeding price inflation primarily due to unfavorable foreign exchange.

Operating expenses in the six months ended June 30, 2016 were $145 million compared to $159 million for the six months ended June 30, 2015. The decrease was due to the benefit of a $7 million gain from the sale of property, lower advertising costs and SAP project costs, partially offset by restructuring costs of $10 million.

Operating losses were $40 million for the six months ended June 30, 2016 versus operating earnings of $19 million in the six months ended June 30, 2015. Excluding the restructuring costs and the inventory adjustment mentioned above, the operating losses would have been $19 million driven by the sales decline, lower gross profit margin and expenses declining at a slower rate than sales.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Businesses
Net sales for other businesses, which include Zoro U.S. and operations in Europe, Asia and Latin America, were $920 million for the six months ended June 30, 2016, an increase of $303 million, when compared with net sales of $617 million for the same period in 2015. The drivers of net sales for the period consisted of the following:

Percent Increase/(Decrease)
Business acquisition	32
Volume	17
Foreign exchange	(1)
Total	48%

Operating earnings of $52 million in the six months ended June 30, 2016 increased $27 million compared to the six months ended June 30, 2015. Operating earnings in 2016 included strong performance from Zoro U.S. and Japan and the earnings contribution of Cromwell.

Other Income and Expense
Other income and expense was $42 million of expense in the six months ended June 30, 2016 compared to $12 million of expense in the six months ended June 30, 2015. The increase in expense was primarily due to interest expense from the $1 billion of debt the Company issued in June 2015 and $400 million of debt issued in May 2016, as well as expected losses from the Company's investments in clean energy.

Income Taxes
Grainger’s effective tax rates were 36.1% and 36.9% for the six months ended June 30, 2016 and 2015, respectively. The decrease in the tax rate was due to a discrete benefit arising from the effective settlement of certain federal income tax issues under audit for the years 2009 through 2012, offset by a larger proportion of earnings from higher tax rate jurisdictions. Grainger is expecting an effective tax rate, excluding the settlement benefit, of approximately 36.8% to 37.8% for the full year 2016.

Financial Condition

Cash Flow
Net cash provided by operating activities was $326 million and $370 million for the six months ended June 30, 2016 and 2015, respectively.

Net cash used in investing activities was $74 million and $170 million for the six months ended June 30, 2016 and 2015, respectively. The lower use of cash was driven by lower additions to property, buildings and equipment compared to the prior year and higher proceeds from the sales of branch real estate assets.

Net cash used in financing activities was $242 million compared to net cash provided by financing activities of $402 million in the six months ended June 30, 2016 and 2015, respectively. The change in financing activities was primarily driven by the issuance of $400 million in long-term debt in May 2016 compared to the issuance of $1 billion in long-term debt in June 2015.

Working Capital
Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt and current maturities of long-term debt).

Working capital at June 30, 2016, was $1,936 million, an increase of $142 million when compared to $1,794 million at December 31, 2015 primarily due to an increase in accounts receivable and lower profit sharing accruals due to the timing of annual payments. The working capital assets to working capital liabilities ratio increased to 2.7 at June 30, 2016, from 2.5 at December 31, 2015.

Debt
Grainger maintains a debt ratio and liquidity position that provide flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available,

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

including bank borrowings under lines of credit. Total interest-bearing debt as a percent of total capitalization was 50.3% at June 30, 2016, and 45.8% at December 31, 2015.

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

Changes in Internal Control Over Financial Reporting
There were no changes in Grainger's internal control over financial reporting that occurred during the second quarter that have materially affected, or are reasonably likely to materially affect, Grainger's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

For a description of certain of the Company's legal proceedings, see Note 12 - Contingencies and Legal Matters to the Condensed Consolidated Financial Statements included under Item 1 - Financial Statements of Part I of this report.

W.W. Grainger, Inc. and Subsidiaries

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities – second quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Apr. 1 – Apr. 30	367,604	$231.54	367,604	8,227,680
May 1 – May 31	337,104	$227.19	337,104	7,890,576
June 1 – June 30	328,898	$221.92	328,898	7,561,678
Total	1,033,606	$227.06	1,033,606

(A)	There were no shares withheld to satisfy tax withholding obligations.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

(C)
Purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors on April 6, 2015. The program has no specified expiration date. Activity is reported on a trade date basis.

Item 6.        Exhibits.

A list of exhibits filed with this report on Form 10-Q is provided in the Exhibit Index on page 29 of this report.

W.W. Grainger, Inc. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. Grainger, Inc.
(Registrant)
Date:	July 28, 2016	By:	/s/ R. L. Jadin
R. L. Jadin, Senior Vice President and Chief Financial Officer
Date:	July 28, 2016	By:	/s/ W. Lomax
W. Lomax, Vice President and Controller

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.1	Form of Stock Option Award Agreement between W.W. Grainger, Inc. and certain of its executive officers.*
10.2	Form of Restricted Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers.*
10.3	Form of 2016 Performance Share Award Agreement between W.W. Grainger, Inc. and certain of its executive officers.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(*) Management contract or compensatory plan or arrangement.