Form 10-Q
period 2016-09-30
GRAINGER W W INC
filed 2016-10-28
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
OR

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
Yes [  ]  No [X]

59,569,554 shares of the Company’s common stock, $0.50 par value per share, were outstanding as of September 30, 2016.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$2,596,288	$2,532,900	$7,666,494	$7,495,126
Cost of merchandise sold	1,556,536	1,471,021	4,541,629	4,266,073
Gross profit	1,039,752	1,061,879	3,124,865	3,229,053
Warehousing, marketing and administrative expenses	717,165	721,150	2,179,596	2,180,359
Operating earnings	322,587	340,729	945,269	1,048,694
Other income and (expense):
Interest income	147	464	474	934
Interest expense	(18,024)	(13,899)	(48,556)	(19,719)
Loss from equity method investment	(10,333)	(5,972)	(22,147)	(10,273)
Other non-operating expense	(1,192)	(1,875)	(1,291)	(3,864)
Total other expense	(29,402)	(21,282)	(71,520)	(32,922)
Earnings before income taxes	293,185	319,447	873,749	1,015,772
Income taxes	99,776	122,825	309,251	379,769
Net earnings	193,409	196,622	564,498	636,003
Less: Net earnings attributable to noncontrolling interest	7,536	4,421	19,236	12,239
Net earnings attributable to W.W. Grainger, Inc.	$185,873	$192,201	$545,262	$623,764
Earnings per share:
Basic	$3.07	$2.94	$8.88	$9.33
Diluted	$3.05	$2.92	$8.82	$9.24
Weighted average number of shares outstanding:
Basic	60,016,550	64,720,037	60,854,548	66,188,236
Diluted	60,416,151	65,289,144	61,268,119	66,849,766
Cash dividends paid per share	$1.22	$1.17	$3.61	$3.42

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net earnings	$193,409	$196,622	$564,498	$636,003
Other comprehensive earnings (losses):
Foreign currency translation gain (loss)	(12,866)	(53,062)	31,709	(120,016)
Defined postretirement benefit plan:
Reclassification adjustments related to amortization, net of tax benefit of $631, $510, and $1,893, $1,531, respectively	(1,008)	(813)	(3,026)	(2,436)
Derivative instrument change in fair value of cash flow hedge	188	256	844	983
Comprehensive earnings, net of tax	179,723	143,003	594,025	514,534
Less: Comprehensive earnings attributable to noncontrolling interest
Net earnings	7,536	4,421	19,236	12,239
Foreign currency translation adjustments	2,188	1,521	16,621	(281)
Comprehensive earnings attributable to W.W. Grainger, Inc.	$169,999	$137,061	$558,168	$502,576

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
ASSETS	September 30, 2016	December 31, 2015
CURRENT ASSETS
Cash and cash equivalents	$285,981	$290,136
Accounts receivable (less allowances for doubtful
accounts of $30,204 and $22,288, respectively)	1,326,359	1,209,641
Inventories – net	1,381,468	1,414,177
Prepaid expenses and other assets	91,526	85,670
Prepaid income taxes	43,858	49,018
Total current assets	3,129,192	3,048,642
PROPERTY, BUILDINGS AND EQUIPMENT	3,421,322	3,370,313
Less: Accumulated depreciation and amortization	1,984,384	1,939,072
Property, buildings and equipment – net	1,436,938	1,431,241
DEFERRED INCOME TAXES	37,513	83,996
GOODWILL	594,511	582,336
INTANGIBLES - NET	420,087	463,294
OTHER ASSETS	267,268	248,246
TOTAL ASSETS	$5,885,509	$5,857,755

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	September 30, 2016	December 31, 2015
CURRENT LIABILITIES
Short-term debt	$387,684	$353,072
Current maturities of long-term debt	16,488	247,346
Trade accounts payable	623,745	583,474
Accrued compensation and benefits	181,456	196,667
Accrued contributions to employees’ profit sharing plans	47,412	124,587
Accrued expenses	269,057	266,702
Income taxes payable	10,469	16,686
Total current liabilities	1,536,311	1,788,534
LONG-TERM DEBT (less current maturities)	1,874,132	1,388,414
DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	132,761	154,352
EMPLOYMENT-RELATED AND OTHER NON-CURRENT LIABILITIES	181,269	173,741
SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; 109,659,219 shares issued	54,830	54,830
Additional contributed capital	1,023,469	1,000,476
Retained earnings	7,125,727	6,802,130
Accumulated other comprehensive losses	(208,126)	(221,091)
Treasury stock, at cost – 50,089,665 and 47,630,511 shares, respectively	(5,953,187)	(5,369,711)
Total W.W. Grainger, Inc. shareholders’ equity	2,042,713	2,266,634
Noncontrolling interest	118,323	86,080
Total shareholders' equity	2,161,036	2,352,714
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,885,509	$5,857,755

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$564,498	$636,003
Provision for losses on accounts receivable	14,753	6,416
Deferred income taxes and tax uncertainties	24,259	(6,906)
Depreciation and amortization	177,395	164,200
Gains from sales of assets, net of asset impairment	(16,928)	(709)
Stock-based compensation	27,545	35,627
Losses from equity method investment	22,147	10,273
Change in operating assets and liabilities – net of business acquisitions:
Accounts receivable	(123,922)	(69,784)
Inventories	41,938	12,627
Prepaid income taxes and other expenses	3,478	27,858
Trade accounts payable	36,594	19,126
Other current liabilities	(86,911)	(102,951)
Current income taxes payable	(9,714)	2,451
Accrued employment-related benefits cost	5,591	2,401
Other – net	(10,340)	(702)
Net cash provided by operating activities	670,383	735,930
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment	(213,622)	(253,197)
Proceeds from sales of assets	48,089	12,351
Equity method investment	(19,299)	(15,687)
Net cash paid for business acquisitions	(159)	(463,302)
Other – net	(405)	(206)
Net cash used in investing activities	(185,396)	(720,041)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in commercial paper	39,887	177,000
Borrowings under lines of credit	26,681	48,032
Payments against lines of credit	(32,515)	(65,764)
Proceeds from issuance of long-term debt	516,058	1,241,356
Payments of long-term debt	(257,109)	(33,938)
Proceeds from stock options exercised	29,553	53,688
Excess tax benefits from stock-based compensation	11,873	24,415
Purchase of treasury stock	(613,198)	(1,177,241)
Cash dividends paid	(221,131)	(230,948)
Net cash (used in) provided by financing activities	(499,901)	36,600
Exchange rate effect on cash and cash equivalents	10,759	(20,982)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,155)	31,507
Cash and cash equivalents at beginning of year	290,136	226,644
Cash and cash equivalents at end of period	$285,981	$258,151

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

2.    NEW ACCOUNTING STANDARDS

In July 2015, the Financial Accounting Standards Board (FASB) announced a one-year delay in the effective date of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. The standard will now be effective for interim and annual periods beginning after December 15, 2017. The standard also permits adoption as early as the original effective date, which was for interim and annual periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contract with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendment is meant to reduce the potential for diversity in practice arising from inconsistent application of the principal versus agent guidance as well as reduce the cost and complexity during the transition and on an ongoing basis. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. The amendment is meant to clarify the identification of performance obligations and the licensing implementation guidelines, while retaining the related principles of those areas. The effective dates of ASU 2016-08 and ASU 2016-10 are consistent with ASU 2014-09. The Company has elected not to early adopt these ASUs and is evaluating their impact to the consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which simplifies the subsequent measurement of inventory by replacing the lower of cost or market test with a lower of cost or net realizable value (NRV) test. NRV is calculated as the estimated selling price less reasonably predictable costs of completion, disposal and transportation. This pronouncement is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2016, and prospective adoption is required. The Company is evaluating the impact of this ASU.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities. This change to the financial instrument model primarily affects the accounting for equity investments, financial liabilities under fair value options and the presentation and disclosure requirements for financial instruments. The effective date for the standard is for fiscal years and interim periods within those years beginning after December 15, 2017. Certain provisions for the new guidance can be adopted early. The Company is evaluating the impact of this ASU.

In February 2016, the FASB issued ASU 2016-02, Leases. The purpose of the standard is to improve transparency and comparability related to the accounting and reporting of leasing arrangements. The guidance will require balance sheet recognition for assets and liabilities associated with rights and obligations created by leases with terms greater

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

than twelve months. The effective date for the standard is for fiscal years and interim periods within those years beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact of this ASU.

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

In March 2016, the FASB issued ASU 2016-09, Stock Based Compensation: Improvements to Employee Share-Based Payment Accounting. The standard simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures and statutory tax withholdings requirements, as well as classification in the statement of cash flows. The effective date for the standard is for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is permitted. If early adoption is elected, all amendments in the ASU that apply must be adopted in the same period. The Company has elected not to early adopt this ASU. The Company expects the new guidance to impact its tax expense and dilutive shares outstanding calculation, with a potentially dilutive impact on future earnings per share and increased period to period variability of net earnings.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. The amendments in this update address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The effective date of the amendment to the standard is for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the impact of this ASU.

3.    DIVIDEND

On October 26, 2016, the Company’s Board of Directors declared a quarterly dividend of $1.22 per share, payable on December 1, 2016, to shareholders of record on November 14, 2016.

4.    ACQUISITION

On September 1, 2015, the Company acquired all of the issued share capital of Cromwell Group (Holdings) Limited (Cromwell). With sales of approximately £285 million ($437 million) for fiscal year ending August 31, 2015, prior to the acquisition, Cromwell was the largest independent MRO distributor in the United Kingdom, serving more than 35,000 industrial and manufacturing customers worldwide. The Company paid £310 million ($464 million), subject to customary adjustments, for the Cromwell acquisition. The acquisition was partially funded with newly issued debt in the United Kingdom. Goodwill and intangibles recorded totaled approximately $355 million. The goodwill is not deductible for tax purposes. The purchase price allocation has been finalized and the impact to the consolidated financial statements was not material. Disclosure of pro forma results are not required.

5.    GOODWILL

At September 30, 2016, Grainger had approximately $1 billion of Goodwill and Intangible assets, or 17% of total assets. Grainger annually reviews goodwill and intangible assets with indefinite lives for impairment in the fourth quarter and when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. Grainger tests for goodwill impairment at the reporting unit level and performs a qualitative assessment of factors such as a reporting unit's current performance and overall economic factors to determine if it is more likely than not that the goodwill might be impaired and whether it is necessary to perform the two-step quantitative goodwill

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

impairment test. In the two-step test, Grainger first compares the carrying value of assets of the reporting unit to its calculated fair value. If the carrying value of assets of the reporting unit exceeds its calculated fair value, the second step is performed, where the implied fair value of goodwill is compared to the carrying value of that goodwill, to determine the amount of impairment.
The fair value of reporting units is calculated primarily using the discounted cash flow (DCF) method and incorporating value indicators from a market approach to evaluate the reasonableness of the resulting fair values. The DCF method incorporates various assumptions including the amount and timing of future expected cash flows, including revenues, gross margins, operating expenses, capital expenditures and working capital based on operational budgets, long range strategic plans and other estimates. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period and reflects management’s best estimates for perpetual growth for the reporting units. Estimates of market participant risk-adjusted weighted average cost of capital are used as a basis for determining the discount rates to apply to the reporting units’ future expected cash flows and terminal value.

As previously reported, Grainger completed the annual impairment testing during the fourth quarter of 2015, including the quantitative test for Fabory, with $106 million of goodwill at December 31, 2015.  The fair value of the Fabory reporting unit's goodwill exceeded the carrying value by 15%, and the step two calculation was not required. For the Company's remaining reporting units, the estimated fair values substantially exceeded the carrying values. Grainger monitors the operating performance of Fabory and the quarterly assessment did not indicate the presence of any goodwill impairment triggering events as of September 30, 2016. If Fabory's future earnings and cash flows projections are not achieved or economic conditions in Europe deteriorate, future impairment of Fabory's intangible assets, including goodwill, could result.

6.     RESTRUCTURING RESERVES

The Company recorded employee termination benefits with the majority expected to be paid through 2017 related to the reorganization of the business. Severance costs of approximately $7 million and $32 million were recorded in the three and nine months ended September 30, 2016, respectively, and are included in Warehousing, marketing and administrative expenses. The severance reserve balance as of September 30, 2016 and December 31, 2015 was approximately $29 million and $24 million, respectively, and is included in Accrued compensation and benefits.

7.    SHORT-TERM AND LONG-TERM DEBT

The following summarizes information concerning short-term debt (in thousands of dollars):

	September 30, 2016	December 31, 2015
Outstanding lines of credit	$17,797	$23,072
Outstanding commercial paper	369,887	330,000
	$387,684	$353,072

Long-term debt consisted of the following (in thousands of dollars):

	September 30, 2016	December 31, 2015
4.60% senior notes due 2045	$1,000,000	$1,000,000
3.75% senior notes due 2046	400,000	—
U.S. dollar term loan	—	114,614
British pound term loan	197,220	235,808
Euro term loan	123,618	114,030
Japanese yen term loans	59,212	49,875
Canadian dollar revolving credit facility	106,650	108,389
Other	23,367	25,991
Debt issuance costs and discounts	(19,447)	(12,947)
Less current maturities	(16,488)	(247,346)
	$1,874,132	$1,388,414

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On August 31, 2016, the Company entered into an agreement for a five year term loan of €110 million and a revolving credit facility of up to €20 million. The proceeds from the term loan were used to pay €102.5M of a term loan that matured in August 2016, which was entered into to partially fund the acquisition of Fabory in 2011. Under the agreement, no principal amount of the loan will be required to be paid until the loan becomes due on August 31, 2021 at which time the loan will be required to be paid in full. The Company, at its option, may prepay this term loan in whole or in part at the end of any interest period without penalty. The loan will bear interest at the Euro Interbank Offered Rate (EURIBOR) plus a margin of 45 basis points. If EURIBOR is less than zero, then EURIBOR will be deemed to be zero. The interest rate at September 30, 2016 was 0.45%. Costs of approximately €0.5 million associated with the issuance of the term loan, representing arrangement fees and other expenses, have been recorded as a contra-liability within Long-term debt and will be amortized to interest expense over the life of the term loan. The revolving credit facility must generally be paid at the conclusion of each interest period as defined in the facility agreement. This facility will bear interest at EURIBOR plus a margin of 35 basis points. The carrying value of the term loan approximates fair value due to the variable interest rates.

On May 16, 2016, the Company issued $400 million of unsecured 3.75% Senior Notes (3.75% Notes) that mature on May 15, 2046. The 3.75% Notes require no principal payments until the maturity date and interest is payable semi-annually on May 15 and November 15, beginning on November 15, 2016. Prior to November 15, 2045, the Company may redeem the 3.75% Notes in whole at any time or in part from time to time at a “make-whole” redemption price. This redemption price is calculated by reference to the then-current yield on a U.S. treasury security with a maturity comparable to the remaining term of the 3.75% Notes plus 20 basis points, together with accrued and unpaid interest, if any, to the redemption date. On or after November 15, 2045, the Company may redeem the 3.75% Notes in whole at any time or in part from time to time at 100% of their principal amount, together with accrued and unpaid interest, if any, to the redemption date. Costs and discounts of approximately $7 million associated with the issuance of the 3.75% Notes, representing underwriting fees and other expenses, have been recorded as a contra-liability within Long-term debt and will be amortized to interest expense over the term of the 3.75% Notes. The carrying value of the 3.75% Notes approximates the fair value as of September 30, 2016.

In January 2016, the Company exercised its option to prepay the U.S. dollar term loan and paid off the remaining balance of the loan.

On June 11, 2015, the Company issued $1 billion of unsecured 4.60% Senior Notes (4.60% Notes) that mature on June 15, 2045. The 4.60% Notes require no principal payments until the maturity date and interest is payable semi-annually on June 15 and December 15, beginning on December 31, 2015. Prior to December 15, 2044, the Company may redeem the 4.60% Notes in whole at any time or in part from time to time at a “make-whole” redemption price. This redemption price is calculated by reference to the then-current yield on a U.S. treasury security with a maturity comparable to the remaining term of the 4.60% Notes plus 25 basis points, together with accrued and unpaid interest, if any, to the redemption date. On or after December 15, 2044, the Company may redeem the 4.60% Notes in whole at any time or in part from time to time at 100% of their principal amount, together with accrued and unpaid interest, if any, to the redemption date. Costs and discounts of approximately $11 million associated with the issuance of the 4.60% Notes, representing underwriting fees and other expenses, have been recorded as a contra-liability within Long-term debt and will be amortized to interest expense over the term of the 4.60% Notes. The fair value of the 4.60% Notes was approximately $1.2 billion and $1 billion as of September 30, 2016 and December 31, 2015, respectively.

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

As of September 30, 2016 and December 31, 2015, the balance of the combined clean energy investments was $6 million and $9 million, respectively, and is included on the balance sheet under Other assets. During the three and nine months ended September 30, 2016, the Company recorded $10 million and $22 million, respectively, in equity

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

losses. The total tax benefit year-to-date of $26 million including energy tax credits, is reflected in the Company’s effective tax rate for the nine months ended September 30, 2016. The investments contributed $4 million to net earnings for the nine months ended September 30, 2016.

9.    EMPLOYEE BENEFITS - POSTRETIREMENT

The Company has a postretirement healthcare benefits plan that provides coverage for a majority of its United States employees hired prior to January 1, 2013 and their dependents, should they elect to maintain such coverage upon retirement. Covered employees become eligible for participation when they qualify for retirement while working for the Company. Participation in the plan is voluntary and requires participants to make contributions toward the cost of the plan, as determined by the Company.

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$2,059	$2,532	$6,178	$7,596
Interest cost	2,464	2,412	7,391	7,236
Expected return on assets	(2,528)	(2,594)	(7,584)	(7,782)
Amortization of unrecognized losses	32	378	96	1,134
Amortization of prior service credits	(1,672)	(1,700)	(5,016)	(5,100)
Net periodic benefit costs	$355	$1,028	$1,065	$3,084

The Company has established a Group Benefit Trust to fund the plan and process benefit payments. The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 as amended (IRC).  There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC. The Company did not make a contribution to the trust during the three and nine months ended September 30, 2016.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.    SEGMENT INFORMATION

The Company has two reportable segments: the United States and Canada. The United States operating segment reflects the results of the Company's U.S. business. The Canada operating segment reflects the results for Acklands – Grainger Inc. (Acklands-Grainger), the Company’s Canadian business. Other businesses include single channel online businesses such as MonotaRO in Japan and Zoro in the United States and business units in Europe, Asia and Latin America. Other businesses do not meet the definition of a reportable segment. Operating segments generate revenue almost exclusively through the distribution of maintenance, repair and operating supplies, as service revenues account for less than 1% of total revenues for each operating segment. The Company is a broad-line distributor of maintenance, repair and operating (MRO) supplies, and other related products. Products are regularly added or deleted from the Company's inventory. Accordingly, it would be impractical to provide information by product category due to the way the business is managed. Following is a summary of segment results (in thousands of dollars):

	Three Months Ended September 30, 2016
	United States	Canada	Other Businesses	Total
Total net sales	$2,028,235	$179,281	$481,929	$2,689,445
Intersegment net sales	(92,160)	(23)	(974)	(93,157)
Net sales to external customers	$1,936,075	$179,258	$480,955	$2,596,288
Segment operating earnings	$342,524	$(15,118)	$24,835	$352,241

	Three Months Ended September 30, 2015
	United States	Canada	Other Businesses	Total
Total net sales	$2,039,488	$213,132	$354,692	$2,607,312
Intersegment net sales	(73,393)	(21)	(998)	(74,412)
Net sales to external customers	$1,966,095	$213,111	$353,694	$2,532,900
Segment operating earnings	$359,414	$3,587	$14,260	$377,261

	Nine Months Ended September 30, 2016
	United States	Canada	Other Businesses	Total
Total net sales	$5,973,044	$552,470	$1,401,429	$7,926,943
Intersegment net sales	(257,101)	(109)	(3,239)	(260,449)
Net sales to external customers	$5,715,943	$552,361	$1,398,190	$7,666,494
Segment operating earnings	$1,023,318	$(55,207)	$76,343	$1,044,454

	Nine Months Ended September 30, 2015
	United States	Canada	Other Businesses	Total
Total net sales	$6,041,576	$687,128	$971,389	$7,700,093
Intersegment net sales	(201,978)	(74)	(2,915)	(204,967)
Net sales to external customers	$5,839,598	$687,054	$968,474	$7,495,126
Segment operating earnings	$1,095,036	$22,474	$38,943	$1,156,453

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	United States	Canada	Other Businesses	Total
Segment assets:
September 30, 2016	$2,272,869	$304,080	$522,879	$3,099,828
December 31, 2015	$2,191,045	$317,504	$507,116	$3,015,665

Following are reconciliations of segment information with the consolidated totals per the financial statements (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating earnings:
Total operating earnings for operating segments	$352,241	$377,261	1,044,454	$1,156,453
Unallocated expenses and eliminations	(29,654)	(36,532)	(99,185)	(107,759)
Total consolidated operating earnings	$322,587	$340,729	945,269	$1,048,694

	September 30, 2016	December 31, 2015
Assets:
Total assets for operating segments	$3,099,828	$3,015,665
Other current and non-current assets	2,652,146	2,624,966
Unallocated assets	133,535	217,124
Total consolidated assets	$5,885,509	$5,857,755

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

Intersegment net sales for the U.S. segment increased by $19 million and $55 million for the three and nine months ended September 30, 2016, respectively, compared to the prior year, driven by increased sales from the U.S. business to Zoro. The U.S. business' supply chain network is Zoro's primary source of inventory.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net earnings attributable to W.W. Grainger, Inc. as reported	$185,873	$192,201	$545,262	$623,764
Distributed earnings available to participating securities	(547)	(676)	(1,749)	(2,187)
Undistributed earnings available to participating securities	(1,085)	(1,138)	(3,179)	(4,012)
Numerator for basic earnings per share – Undistributed and distributed earnings available to common shareholders	184,241	190,387	540,334	617,565
Undistributed earnings allocated to participating securities	1,085	1,138	3,179	4,012
Undistributed earnings reallocated to participating securities	(1,078)	(1,129)	(3,157)	(3,972)
Numerator for diluted earnings per share – Undistributed and distributed earnings available to common shareholders	$184,248	$190,396	$540,356	$617,605
Denominator for basic earnings per share – weighted average shares	60,016,550	64,720,037	60,854,548	66,188,236
Effect of dilutive securities	399,601	569,107	413,571	661,530
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	60,416,151	65,289,144	61,268,119	66,849,766
Earnings per share two-class method
Basic	$3.07	$2.94	$8.88	$9.33
Diluted	$3.05	$2.92	$8.82	$9.24

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

TCPA Matter

As previously disclosed, on April 5, 2013 David Davies filed a putative class action lawsuit in the Circuit Court of Cook County, Illinois on behalf of all those who received faxes in connection with a 2009 marketing campaign. The complaint alleges, among other things, that the Company violated the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (the “TCPA”), by sending fax advertisements that either were unsolicited and/or did not contain a valid opt-out notice. The TCPA provides for penalties of $500 to $1,500 for each non-compliant individual fax.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On May 13, 2013, the Company removed the case to the Federal District Court for the Northern District of Illinois (the “District Court”). On June 27, 2014, the District Court found that Davies was not an adequate class representative. The United States Court of Appeals for the Seventh Circuit denied Davies’ petition for immediate review of the ruling. Davies subsequently moved the District Court for reconsideration of its ruling and his motion was denied on September 28, 2016. The parties filed cross-motions for summary judgment, which are pending.

The Company believes it has strong legal and factual defenses and intends to continue defending itself vigorously in the pending lawsuit. While the Company is unable to predict the outcome of this proceeding, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

	United States		Canada
	2016 Forecast (July)	2016 Forecast (October)	2016 Forecast (July)	2016 Forecast (October)
Business Investment	—%	(2.1)%	(3.9)%	(2.9)%
Business Inventory	1.3%	(0.1)%	—	—
Exports	0.9%	(0.1)%	2.4%	0.7%
Industrial Production	(1.6)%	(1.0)%	(2.0)%	(0.8)%
GDP	1.9%	1.4%	1.3%	1.2%
Oil Prices	—	—	$44/barrel	$43/barrel
Source: Global Insight (July & October 2016)

In the United States, Business Investment and Exports are two major indicators of MRO spending. Per the Global Insight October 2016 forecast, Business Investment is forecast to remain weak into 2017 primarily due to four factors: declines in oil and gas drilling, excess global capacity, a stronger U.S. dollar and slower growth in export markets. Capital spending should begin to have moderate growth in 2017 and 2018 as domestic demand strengthens and oil prices recover. Export growth is expected to remain relatively flat over the remainder of the year as the global economy stabilizes and the uncertainty of the Brexit vote fades. As a result of the strong U.S. dollar and slower growth abroad, U.S. economic growth, as measured by GDP, is forecast to be 1.4% for the year.
Per the Global Insight October 2016 forecast, Canada economic growth in 2016 is forecast to continue to remain low. A rebound is forecast by the Bank of Canada to occur in the third quarter as oil production has resumed and rebuilding efforts in the affected region get underway, combined with growth driven by improving U.S. domestic demand and federal infrastructure spending announced by the government earlier this year. For the year, the Canadian economy, as measured by GDP, is forecast to grow 1.2% in 2016 compared to 1.1% in the prior year. Over the near term, a key factor contributing to the low level of economic growth will be nonresidential business investment (a component of Business Investment) which is forecast to be negative for the remainder of the year.
Outlook
On October 18, 2016, Grainger revised the 2016 sales growth guidance from a range of 1 to 4 percent to a range of 1.5 to 2.5 percent and the 2016 earnings per share guidance from a range of $11.20 to $12.20 to a range of $11.40 to $11.70. The guidance is revised to reflect modest sales growth anticipated in the fourth quarter and continued gross profit pressure in the United States due to price deflation exceeding product cost deflation and product cost inflation in Canada.

Matters Affecting Comparability
There were 64 sales days in the third quarter of 2016 and 2015. Grainger completed the Cromwell Group (Holdings) Limited (Cromwell) acquisition on September 1, 2015 and operating results of Cromwell have been included in the results of the Company since the acquisition date.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three Months Ended September 30, 2016
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars):

	Three Months Ended September 30,
			Percent Increase/(Decrease)	As a Percent of Net Sales
	2016 (A)	2015 (A)		2016	2015
Net sales	$2,596	$2,533	3%	100.0%	100.0%
Cost of merchandise sold	1,557	1,471	6%	60.0	58.1
Gross profit	1,040	1,062	(2)%	40.0	41.9
Operating expenses	717	721	(1)%	27.6	28.5
Operating earnings	323	341	(5)%	12.4	13.5
Other expense	29	21	38%	1.1	0.8
Income taxes	100	123	(19)%	3.8	4.8
Noncontrolling interest	8	4	70%	0.3	0.2
Net earnings attributable to W.W. Grainger, Inc.	$186	$192	(3)%	7.2%	7.6%

(A) May not sum due to rounding

Grainger’s net sales of $2,596 million for the third quarter of 2016 increased 3% compared with sales of $2,533 million for the comparable 2015 quarter. On a daily basis, sales increased 3%. The 3% daily increase for the quarter consisted of the following:

Percent Increase/(Decrease)
Business acquisition	2
Foreign exchange	1
Seasonal	1
Price	(1)
Total	3%

The increase in net sales was primarily driven by the acquisition of Cromwell on September 1, 2015 and single channel online businesses in Japan and the United States. Refer to the Segment Analysis below for further details.

In the three months ended September 30, 2016, eCommerce sales for Grainger were $1,242 million, an increase of 16% over the prior year and represented 48% of total sales. The increase was primarily driven by an increase in sales via electronic data interchange (EDI) and electronic purchasing platforms in the United States and Japan. If the Company included KeepStock, the electronic inventory management offering, total eCommerce and KeepStock sales would represent 57% of total sales.

Gross profit of $1,040 million for the third quarter of 2016 decreased 2%. The gross profit margin of 40.0% during the third quarter of 2016 decreased 1.9 percentage points when compared to the same period in 2015, due primarily to unfavorable customer mix and negative price-cost mix in the United States and price deflation versus product cost inflation in Canada.

Operating expenses of $717 million for the third quarter of 2016 decreased 1% from $721 million for the comparable 2015 quarter.

Operating earnings for the third quarter of 2016 were $323 million, a decrease of 5% compared to the third quarter of 2015. The decline was driven by lower gross profit partially offset by lower operating expenses.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings attributable to W.W. Grainger, Inc. for the third quarter of 2016 decreased 3% to $186 million from $192 million in the third quarter of 2015.

Diluted earnings per share of $3.05 in the third quarter of 2016 were up 4% versus the $2.92 for the third quarter of 2015, due to lower average shares outstanding, partially offset by lower earnings.

The table below reconciles reported diluted earnings per share determined in accordance with United States generally accepted accounting principles (GAAP) to adjusted diluted earnings per share, a non-GAAP measure. Management believes adjusted diluted earnings per share provides useful information to investors as an important indicator of operations because it excludes items that may not be indicative of core operating results and uses it internally to monitor performance of the business. Because non-GAAP financial measures are not standardized, it may not be possible to compare this financial measure with other companies' non-GAAP financial measures having the same or similar names. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. Restructuring charges include employee termination benefits, facility closure costs and asset write downs.

	Three Months Ended
	September 30,
	2016	2015	%
Diluted earnings per share reported	$3.05	$2.92	4%
Pre-tax adjustments:
Restructuring (United States)	0.09	0.14
Restructuring (Canada)	0.07	0.02
Restructuring (Other Businesses)	—	0.01
Total pre-tax adjustments	0.16	0.17
Tax effect (1)	(0.05)	(0.06)
Discrete tax items	(0.10)	—
Total, net of tax	0.01	0.11
Diluted earnings per share adjusted	$3.06	$3.03	1%

(1) The tax impact of adjustments is calculated based on the income tax rate in each applicable jurisdiction.

Segment Analysis
Grainger’s two reportable segments are the United States and Canada. The United States operating segment reflects the results of Grainger’s U.S. business. The Canada operating segment reflects the results for Acklands – Grainger Inc., Grainger’s Canadian business. Other businesses include single channel online businesses such as MonotaRO in Japan and Zoro in the United States, and business units in Europe, Asia and Latin America.

The following comments at the segment and business unit level include external and intersegment net sales and operating earnings. See Note 10 to the Condensed Consolidated Financial Statements.

United States
Net sales were $2,028 million for the third quarter of 2016, a decrease of 1% when compared with net sales of $2,040 million for the same period in 2015. On a daily basis, sales decreased 1%. The 1% daily decrease for the quarter consisted of the following:

Percent Increase/(Decrease)
Intercompany sales to Zoro	1
Price	(1)
Volume	(1)
Total	(1)%

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Light manufacturing was up low single digits and government and retail customers were up mid-single digits. The growth with government and retail customers was primarily a function of share gain as the Company outperformed the estimated growth in the market. Sales to commercial customers were flat and contractor and heavy manufacturing were down mid-single digits. Reseller customers were down low double digits and natural resource customers were down in the mid-teens. Sales to Zoro continue to contribute to sales growth as the U.S. business' supply chain network is Zoro's primary source of inventory.

In the three months ended September 30, 2016, eCommerce sales for the United States business were $960 million, an increase of 13% over the prior year and represented 47% of total sales. The increase was primarily driven by an increase in sales via EDI and electronic purchasing platforms. If the Company included KeepStock, the electronic inventory management offering, total eCommerce and KeepStock sales would represent 58% of total sales.

The gross profit margin for the third quarter of 2016 decreased 1.3 percentage points compared to the same period in 2015, primarily driven by unfavorable customer selling mix and price deflation exceeding cost deflation. Excluding sales to Zoro, the gross profit margin decreased 1.0 percentage point versus prior year.

Operating expenses of $493 million in the third quarter of 2016 were down $14 million, or 3% versus the third quarter of 2015 primarily due to lower payroll and benefits. Operating expenses in 2016 included $5.4 million of net restructuring charges composed of $6.6 million of charges, partially offset by $1.2 million of gains from the sale of real estate. Excluding the restructuring impact, operating expenses decreased 2%.

Operating earnings of $343 million for the third quarter of 2016 decreased 5% from $359 million for the third quarter of 2015 driven by lower sales and lower gross profit margins, partially offset by lower operating expenses. Excluding the restructuring impact mentioned above, operating earnings decreased 6%.

Canada
Net sales were $179 million for the third quarter of 2016, a decrease of $34 million, or 16%, when compared with $213 million for the same period in 2015. In local currency, sales decreased 16%. On a daily sales basis, sales decreased 16% for the quarter and consisted of the following:

Percent Decrease
Price	(1)
Volume	(15)
Total	(16)%

Sales performance in Canada continues to be affected by a weak economic environment, resulting in lower sales to most customer end markets. The Alberta region, which represents about one-third of the sales in the Canadian business, decreased 22% versus prior year, on a daily basis, as it was negatively impacted by oil prices. Sales growth for the remaining regions in aggregate was down 12% in local currency.

In the three months ended September 30, 2016, eCommerce sales in Canada were $24 million, a decrease of 8% over the prior year and represented 13% of total sales. The decrease was primarily driven by lower sales volume. If the Company included KeepStock, the electronic inventory management offering, total eCommerce and KeepStock sales would represent 24% of total sales.

The gross profit margin decreased 5.5 percentage points in the third quarter of 2016 versus the third quarter of 2015 due to product cost inflation and unfavorable foreign exchange from products sourced in the United States. Due to service gaps stemming from the systems transition, the Company has not passed on price increases to customers this year and this is putting pressure on the Company's gross profit margin.

Operating expenses decreased 5% in the third quarter of 2016 versus the third quarter of 2015, due to lower SAP project costs and payroll costs. Reported results included $4.4 million of restructuring charges, composed of $3.8 million in operating expense-related charges and $0.6 million of inventory-related charges.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating losses were $15 million for the third quarter of 2016 versus operating earnings of $4 million in the third quarter of 2015, driven primarily by the sales decline and a lower gross profit margin, partially offset by lower operating expenses.

Other Businesses
Net sales for other businesses were $482 million for the third quarter of 2016, an increase of $127 million when compared with net sales of $355 million for the same period in 2015, primarily due to the September 1, 2015 acquisition of Cromwell. On a daily sales basis, sales were up 36%. The drivers of the increase in daily sales for the quarter consisted of the following:

Percent Increase
Business acquisition	16
Price/volume	15
Foreign exchange	5
Total	36%

Operating earnings of $25 million for the third quarter of 2016 were up $11 million compared to the third quarter of 2015. The earnings performance for the quarter versus prior year was primarily driven by strong operating results from MonotaRO in Japan, Zoro in the United States and the business in Mexico. Cromwell's business also contributed to the earnings growth in the quarter.

Other Income and Expense
Other income and expense was $29 million of expense in the third quarter of 2016 compared to $21 million of expense in the third quarter of 2015. The increase was driven by higher interest expense from the Company's $400 million of debt issued in May 2016 and higher losses from the Company's clean energy investment.

Income Taxes
For the quarter, the effective tax rate in 2016 was 34.0% versus 38.4% in 2015. The year-over-year decrease in the tax rate was primarily due to a higher benefit from the Company’s clean energy investments partially offset by a larger proportion of earnings from higher tax rate jurisdictions. The 2016 third quarter included a $6 million benefit from discrete tax items. Excluding this discrete tax benefit, the Company’s effective tax rate was 36.1%.

Matters Affecting Comparability
There were 192 sales days in the nine months ended September 30, 2016 compared to 191 sales days in 2015.

Results of Operations – Nine Months Ended September 30, 2016
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars):

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,
			Percent Increase/(Decrease)	As a Percent of Net Sales
	2016 (A)	2015 (A)		2016	2015
Net sales	$7,666	$7,495	2%	100.0%	100.0%
Cost of merchandise sold	4,542	4,266	6%	59.2	56.9
Gross profit	3,125	3,229	(3)%	40.8	43.1
Operating expenses	2,180	2,180	—%	28.4	29.1
Operating earnings	945	1,049	(10)%	12.3	14.0
Other expense	72	33	NM	0.9	0.4
Income taxes	309	380	(19)%	4.0	5.1
Noncontrolling interest	19	12	57%	0.3	0.2
Net earnings attributable to W.W. Grainger, Inc.	$545	$624	(13)%	7.1%	8.3%

(A) May not sum due to rounding.

Grainger’s net sales of $7,666 million for the nine months ended September 30, 2016 increased 2% compared with sales of $7,495 million for the comparable 2015 period. On a daily sales basis, sales increased 2% for the nine months ended September 30, 2016 and consisted of the following:

Percent Increase/(Decrease)
Business acquisition	3
Volume	1
Price	(2)
Total	2%

The increase in net sales for the nine months ended September 30, 2016 was primarily driven by the acquisition of Cromwell on September 1, 2015 and single channel online businesses in Japan and the United States. Refer to the Segment Analysis below for further details.

In the nine months ended September 30, 2016, eCommerce sales for Grainger were $3,550 million, an increase of 15% over the prior year and represented 46% of total sales. The increase was primarily driven by an increase in sales via EDI and electronic purchasing platforms in the United States and Japan. If the Company included KeepStock, the electronic inventory management offering, total eCommerce and KeepStock sales would represent 55% of total sales.

Gross profit of $3,125 million for the nine months ended September 30, 2016 decreased 3% compared with $3,229 million in the same period in 2015. The gross profit margin during the nine months ended September 30, 2016 decreased 2.3 percentage points when compared to the same period in 2015, primarily due to price deflation exceeding product cost deflation and increased sales to lower margin customers in the United States.

Operating expenses of $2,180 million for the nine months ended September 30, 2016 were flat relative to $2,180 million for the comparable 2015 period. Excluding restructuring related expenses, operating expenses decreased 1 percentage point.

Operating earnings for the nine months ended September 30, 2016 were $945 million, a decrease of $103 million or 10%, compared to the nine months ended September 30, 2015, driven by lower gross profit margins and higher restructuring related expenses.

Net earnings attributable to W.W. Grainger, Inc. for the nine months ended September 30, 2016 decreased 13% to $545 million from $624 million in the nine months ended September 30, 2015.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Diluted earnings per share of $8.82 in the nine months ended September 30, 2016 were 5% lower than the $9.24 for the nine months ended September 30, 2015, due to lower earnings, partially offset by lower average shares outstanding.

The table below reconciles reported diluted earnings per share determined in accordance with generally accepted accounting principles (GAAP) in the United States to adjusted diluted earnings per share, a non-GAAP measure. Management believes adjusted diluted earnings per share provides useful information to investors as an important indicator of operations because it excludes items that may not be indicative of core operating results and uses it internally to monitor performance of the business. Because non-GAAP financial measures are not standardized, it may not be possible to compare this financial measure with other companies' non-GAAP financial measures having the same or similar names. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. Restructuring charges include employee termination benefits, facility closure costs and asset write downs.

	Nine Months Ended
	September 30,
	2016	2015	%
Diluted Earnings Per Share reported	$8.82	$9.24	(5)%
Pre-tax adjustments:
Restructuring (United States)	0.20	0.14
Inventory reserve adjustment (Canada)	0.16	—
Restructuring (Canada)	0.25	0.02
Restructuring (Unallocated expense)	0.15	—
Restructuring (Other Businesses)	—	0.07
Total pre-tax adjustments	0.76	0.23
Tax effect (1)	(0.24)	(0.07)
Discrete tax items	(0.21)	—
Total, net of tax	0.31	0.16
Diluted earnings per share adjusted	$9.13	$9.40	(3)%

(1) The tax impact of adjustments is calculated based on the income tax rate in each applicable jurisdiction.

Segment Analysis
Grainger’s two reportable segments are the United States and Canada. The United States segment reflects the results of Grainger’s U.S. operating segment. The Canada segment reflects the results for Acklands – Grainger Inc., Grainger’s Canadian operating segment. Other businesses include single channel online businesses such as MonotaRO in Japan and Zoro in the United States, and business units in Europe, Asia and Latin America.

The following comments at the segment and business unit level include external and intersegment net sales and operating earnings. See Note 10 to the Condensed Consolidated Financial Statements.

United States
Net sales were $5,973 million for the nine months ended September 30, 2016, a decrease of 1%, when compared with net sales of $6,042 million for the same period in 2015. On a daily basis, sales decreased 2% for the period and consisted of the following:

Percent Increase/(Decrease)
Intercompany sales to Zoro	1
Volume	(1)
Price	(2)
Total	(2)%

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Government and retail customers were up mid-single digits while light manufacturing and transportations were up low single digits. Hospitality, wholesale and healthcare customers were down in the low single digits. Heavy manufacturing and commercial services were down in the mid-single digits and contractor customers were down in the high single digits. Sales to natural resource customers and resellers were down in the mid-teens. Sales to Zoro continue to contribute to sales growth as the U.S. business' supply chain network is Zoro's primary source of inventory.

In the nine months ended September 30, 2016, eCommerce sales were $2,760 million, an increase of 12% over the prior year and represented 46% of total sales. The increase was primarily driven by an increase in sales via EDI and electronic purchasing platforms. If the Company included KeepStock, the electronic inventory management offering, total eCommerce and KeepStock sales would represent 57% of total sales.

The gross profit margin for the nine months ended September 30, 2016 decreased 1.7 percentage points compared to the same period in 2015, driven by unfavorable customer selling mix and price deflation outpacing cost deflation. Excluding sales to Zoro, the gross profit margin decreased 1.3 percentage points versus the prior year.

Operating expenses were down 4% in the nine months ended September 30, 2016 versus the nine months ended September 30, 2015. Operating expenses in 2016 included $26 million in restructuring costs for the previously announced branch closures and the offshoring of some IT support functions. These charges were partially offset by $17 million in net gains on the sale of branch real estate for a net restructuring impact of $9 million. Excluding restructuring costs, operating expenses decreased 4%.

Operating earnings of $1,023 million for the nine months ended September 30, 2016 decreased 7% from $1,095 million for the nine months ended September 30, 2015, driven by lower sales and lower gross profit margins, partially offset by lower operating expenses.

Canada
Net sales were $552 million for the nine months ended September 30, 2016, a decrease of $135 million, or 20%, when compared with $687 million for the same period in 2015. In local currency, sales decreased 16%. On a daily basis, sales decreased 20% for the period and consisted of the following:

Percent Decrease
Volume	(12)
Foreign exchange	(4)
SAP implementation	(2)
Wildfire impact	(1)
Price	(1)
Total	(20)%

Sales performance in Canada was primarily driven by declines within the oil and gas sector in Alberta, combined with declines in all other end markets across the country.  In addition, the Canadian business implemented the U.S. SAP system in February 2016, which negatively impacted sales as employees transitioned to operating with the new system.

In the nine months ended September 30, 2016, eCommerce sales were $71 million, a decrease of 11% over the prior year and represented 13% of total sales. The decrease was primarily driven by lower sales volume. If the Company included KeepStock, the electronic inventory management offering, total eCommerce and KeepStock sales would represent 24% of total sales.

The gross profit margin decreased 8.2 percentage points in the nine months ended September 30, 2016 versus the nine months ended September 30, 2015, due to an inventory adjustment of $10 million in the second quarter of 2016, along with cost of goods inflation exceeding price inflation and unfavorable foreign exchange from products sourced in the U.S.

Operating expenses in the nine months ended September 30, 2016 were $216 million compared to $234 million for the nine months ended September 30, 2015. The decrease was due to the benefit of a $7 million gain from the sale

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

of property, lower advertising costs and SAP project costs, partially offset by higher restructuring related expenses of $14 million.

Operating losses were $55 million for the nine months ended September 30, 2016 versus operating earnings of $22 million in the nine months ended September 30, 2015. Excluding the restructuring costs and the inventory adjustment mentioned above, the operating losses would have been $30 million driven by the sales decline, lower gross profit margin and expenses declining at a slower rate than sales.

Other Businesses
Net sales for other businesses were $1,401 million for the nine months ended September 30, 2016, an increase of $430 million, when compared with net sales of $971 million for the same period in 2015, primarily due to the September 1, 2015 acquisition of Cromwell. On a daily basis, sales increased 43% for the period and consisted of the following:

Percent Increase
Business acquisition	26
Volume	16
Foreign exchange	1
Total	43%

Operating earnings of $76 million in the nine months ended September 30, 2016 increased $37 million compared to the nine months ended September 30, 2015. Operating earnings in 2016 included strong performance from MonotaRO in Japan, Zoro in the United States and the earnings contribution of Cromwell.

Other Income and Expense
Other income and expense was $72 million of expense in the nine months ended September 30, 2016 compared to $33 million of expense in the nine months ended September 30, 2015. The increase in expense was primarily due to interest expense from the $1 billion of debt the Company issued in June 2015 and $400 million of debt issued in May 2016 and higher losses from the Company's clean energy investments.

Income Taxes
Grainger’s effective tax rates were 35.4% and 37.4% for the nine months ended September 30, 2016 and 2015, respectively. The year-over-year decrease in the tax rate was primarily due to a higher benefit from the Company’s clean energy investments partially offset by a larger proportion of earnings from higher tax rate jurisdictions. The first nine months of 2016 included a benefit from the conclusion of the federal income tax audit for the years 2009 through 2012 and other discrete items. Excluding the discrete tax benefits, the Company’s effective tax rate was 36.9%.

Financial Condition

Cash Flow
Net cash provided by operating activities was $670 million and $736 million for the nine months ended September 30, 2016 and 2015, respectively, primarily as a result of lower net earnings.

Net cash used in investing activities was $185 million and $720 million for the nine months ended September 30, 2016 and 2015, respectively. The lower use of cash was driven by the Cromwell acquisition in September 2015. Additionally, lower additions to property, buildings and equipment compared to the prior year and higher proceeds from the sale of branch real estate assets contributed to the reduction in cash used in investing activities.

Net cash used in financing activities was $500 million compared to net cash provided by financing activities of $37 million in the nine months ended September 30, 2016 and 2015, respectively. The change in financing activities was primarily driven by the issuance of $400 million in May 2016 and €110 million in August 2016 in long-term debt compared to the issuance of $1 billion in long-term debt in June 2015 and lower stock repurchases in 2016 compared to the same period in 2015.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Working Capital
Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt and current maturities of long-term debt).

Working capital at September 30, 2016 was $1,902 million, an increase of $108 million when compared to $1,794 million at December 31, 2015, primarily due to an increase in accounts receivable partially driven by extended payment terms to certain large customers in the United States and lower profit sharing accruals due to the timing of annual payments. The working capital assets to working capital liabilities ratio increased to 2.7 at September 30, 2016, from 2.5 at December 31, 2015.

Debt
Grainger maintains a debt ratio and liquidity position that provide flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit. Total interest-bearing debt as a percent of total capitalization was 51.3% at September 30, 2016, and 45.8% at December 31, 2015.

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

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimates are made and when there are different estimates that management reasonably could have made, which would have a material impact on the presentation of Grainger’s financial condition, changes in financial condition or results of operations. For a description of Grainger’s critical accounting policies see Grainger's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Important factors that could cause actual results to differ materially from those presented or implied in a forward-looking statement include, without limitation: higher product costs or other expenses; a major loss of customers; loss or disruption of source of supply; increased competitive pricing pressures; failure to develop or implement new technologies or business strategies; the outcome of pending and future litigation or governmental or regulatory proceedings, including with respect to wage and hour, anti-bribery and corruption, environmental, advertising, privacy and cybersecurity matters; investigations, inquiries, audits and changes in laws and regulations; disruption of information technology or data security systems; general industry or market conditions; general global economic conditions; currency exchange rate fluctuations; market volatility; commodity price volatility; labor shortages; facilities disruptions or shutdowns; higher fuel costs or disruptions in transportation services; natural and other catastrophes; unanticipated weather conditions; loss of key members of management; the Company's ability to operate, integrate and leverage acquired businesses and the factors identified in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and other filings with the SEC.

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

Changes in Internal Control Over Financial Reporting
There were no changes in Grainger's internal control over financial reporting that occurred during the third quarter that have materially affected, or are reasonably likely to materially affect, Grainger's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

For a description of certain of the Company's legal proceedings, see Note 12 - Contingencies and Legal Matters to the Condensed Consolidated Financial Statements included under Item 1 - Financial Statements of Part I of this report.

W.W. Grainger, Inc. and Subsidiaries

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities – third quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1 – July 31	318,028	$223.43	318,028	7,243,650
Aug. 1 – Aug. 31	228,284	$226.02	228,284	7,015,366
Sept. 1 – Sept. 30	341,075	$222.05	341,075	6,674,291
Total	887,387	$223.57	887,387

(A)	There were no shares withheld to satisfy tax withholding obligations.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

(C)
Purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors on April 6, 2015. The program has no specified expiration date. Activity is reported on a trade date basis.

Item 6.        Exhibits.

A list of exhibits filed with this report on Form 10-Q is provided in the Exhibit Index on page 31 of this report.

W.W. Grainger, Inc. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. GRAINGER, INC.
Date:	October 27, 2016	By:	/s/ R. L. Jadin
R. L. Jadin, Senior Vice President and Chief Financial Officer
Date:	October 27, 2016	By:	/s/ E. R. Tapia
E. R. Tapia, Vice President and Controller

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.