Form 10-Q
period 2017-03-31
GRAINGER W W INC
filed 2017-04-27
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
OR

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
Yes [  ]  No [X]

There were 58,405,698 shares of the Company’s Common Stock outstanding as of March 31, 2017.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net sales	$2,541,129	$2,506,538
Cost of merchandise sold	1,521,937	1,461,485
Gross profit	1,019,192	1,045,053
Warehousing, marketing and administrative expenses	723,704	727,961
Operating earnings	295,488	317,092
Other income (expense):
Interest income	193	165
Interest expense	(16,979)	(13,725)
Loss from equity method investment	(8,374)	(6,388)
Other non-operating income	345	440
Total other expense, net	(24,815)	(19,508)
Earnings before income taxes	270,673	297,584
Income taxes	87,820	105,940
Net earnings	182,853	191,644
Less: Net earnings attributable to noncontrolling interest	8,109	4,931
Net earnings attributable to W.W. Grainger, Inc.	$174,744	$186,713
Earnings per share:
Basic	$2.95	$3.00
Diluted	$2.93	$2.98
Weighted average number of shares outstanding:
Basic	58,720,066	61,668,682
Diluted	59,202,882	62,099,801
Cash dividends paid per share	$1.22	$1.17

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net earnings	$182,853	$191,644
Other comprehensive earnings:
Foreign currency translation adjustments	29,303	51,490
Postretirement benefit plan reclassification, net of tax benefit of $879 and $631, respectively	(1,398)	(1,009)
Other	(12)	304
Comprehensive earnings, net of tax	210,746	242,429
Less: Comprehensive earnings attributable to noncontrolling interest
Net earnings	8,109	4,931
Foreign currency translation adjustments	5,532	5,704
Comprehensive earnings attributable to W.W. Grainger, Inc.	$197,105	$231,794

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
ASSETS	March 31, 2017	Dec 31, 2016
CURRENT ASSETS
Cash and cash equivalents	$238,801	$274,146
Accounts receivable (less allowances for doubtful
accounts of $28,208 and $26,690, respectively)	1,325,218	1,223,096
Inventories – net	1,388,091	1,406,470
Prepaid expenses and other assets	110,427	81,766
Prepaid income taxes	33,646	34,751
Total current assets	3,096,183	3,020,229
PROPERTY, BUILDINGS AND EQUIPMENT	3,396,242	3,411,502
Less: Accumulated depreciation and amortization	1,985,930	1,990,611
Property, buildings and equipment – net	1,410,312	1,420,891
DEFERRED INCOME TAXES	79,664	64,775
GOODWILL	533,012	527,150
INTANGIBLES - NET	587,418	586,126
OTHER ASSETS	75,960	75,136
TOTAL ASSETS	$5,782,549	$5,694,307

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	March 31, 2017	Dec 31, 2016
CURRENT LIABILITIES
Short-term debt	$421,555	$386,140
Current maturities of long-term debt	20,069	19,966
Trade accounts payable	672,471	650,092
Accrued compensation and benefits	145,037	212,525
Accrued contributions to employees’ profit sharing plans	23,181	54,948
Accrued expenses	317,243	290,207
Income taxes payable	88,874	15,059
Total current liabilities	1,688,430	1,628,937
LONG-TERM DEBT (less current maturities)	1,847,717	1,840,946
DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	133,984	126,101
EMPLOYMENT-RELATED AND OTHER NON-CURRENT LIABILITIES	195,895	192,555
SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; 109,659,219 shares issued	54,830	54,830
Additional contributed capital	1,031,926	1,030,256
Retained earnings	7,216,018	7,113,559
Accumulated other comprehensive losses	(249,933)	(272,294)
Treasury stock, at cost – 51,253,521 and 50,854,905 shares, respectively	(6,258,039)	(6,128,416)
Total W.W. Grainger, Inc. shareholders’ equity	1,794,802	1,797,935
Noncontrolling interest	121,721	107,833
Total shareholders' equity	1,916,523	1,905,768
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,782,549	$5,694,307

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$182,853	$191,644
Provision for losses on accounts receivable	3,918	3,454
Deferred income taxes and tax uncertainties	(7,632)	21,035
Depreciation and amortization	62,249	56,294
Gains from sales of assets and write-offs	(10,966)	(7,465)
Stock-based compensation	6,757	7,456
Losses from equity method investment	8,374	6,388
Change in operating assets and liabilities – net of business acquisitions:
Accounts receivable	(95,419)	(84,435)
Inventories	27,826	10,831
Prepaid expenses and other assets	(25,943)	4,370
Trade accounts payable	18,051	30,827
Other current liabilities	(64,171)	(104,552)
Current income taxes payable	73,227	32,757
Accrued employment-related benefits cost	1,520	323
Other – net	302	(8,290)
Net cash provided by operating activities	180,946	160,637
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment	(78,768)	(51,797)
Proceeds from sales of assets	48,306	13,817
Equity method investment	(7,067)	(7,199)
Other – net	—	(206)
Net cash used in investing activities	(37,529)	(45,385)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in commercial paper	34,946	214,645
Borrowings under lines of credit	9,883	12,028
Payments against lines of credit	(9,167)	(11,060)
Proceeds from issuance of long-term debt	3,917	245
Payments of long-term debt	(6,235)	(125,014)
Proceeds from stock options exercised	26,345	5,206
Excess tax benefits from stock-based compensation	—	17,287
Payment for employee taxes withheld from stock awards	(11,625)	(6,906)
Purchase of treasury stock	(159,146)	(172,047)
Cash dividends paid	(72,118)	(72,632)
Net cash used in financing activities	(183,200)	(138,248)
Exchange rate effect on cash and cash equivalents	4,438	12,766
NET CHANGE IN CASH AND CASH EQUIVALENTS	(35,345)	(10,230)
Cash and cash equivalents at beginning of year	274,146	290,136
Cash and cash equivalents at end of period	$238,801	$279,906

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BACKGROUND AND BASIS OF PRESENTATION

W.W. Grainger, Inc. is a broad-line distributor of maintenance, repair and operating (MRO) supplies, and other related products and services used by businesses and institutions.  W.W. Grainger, Inc.’s operations are primarily in the United States (U.S.) and Canada, with a presence in Europe, Asia and Latin America.  In this report, the words “Company” or “Grainger” mean W.W. Grainger, Inc. and its subsidiaries.

The Condensed Consolidated Financial Statements of the Company and the related notes are unaudited and should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

The Condensed Consolidated Balance Sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information reflects all adjustments (primarily consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the statements contained herein.

2.    NEW ACCOUNTING STANDARDS

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Board (ASU) 2015-11, Simplifying the Measurement of Inventory, which simplifies the subsequent measurement of inventory by replacing the lower of cost or market test with a lower of cost or net realizable value (NRV) test. NRV is calculated as the estimated selling price less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2016, and prospective adoption is required. As of January 1, 2017, the Company adopted the ASU and it did not have a material impact on the Company's Consolidated Financial Statements.

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

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting. This ASU eliminates the requirement to retroactively adjust the investment, results of operations and retained earnings when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. The amendment requires that the investor add the cost of acquiring the additional interest to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The effective date of the standard is for fiscal years and interim periods within those years beginning after December 15, 2016. The amendment should be applied prospectively and early application is permitted. As of January 1, 2017, the Company adopted the ASU and it did not have a material impact on the Company's Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, Stock Based Compensation: Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for employee share-based payment

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

transactions, including accounting for income taxes, forfeitures and statutory tax withholdings requirements, as well as classification in the statement of cash flows. The effective date for the standard is for fiscal years and interim periods within those years beginning after December 15, 2016. As of January 1, 2017, the Company adopted the ASU and it resulted in the following:

Topic	Method of Adoption	Impact on Consolidated Financial Statements
Recognize all excess tax benefits and tax deficiencies as income tax benefit or expense	Prospective	The Company recognized $7.6 million of excess tax benefits in income taxes in the three months ended March 31, 2017, contributing to the lower effective tax rate for the quarter.
Excess tax benefits on the statement of cash flows are classified as an operating activity	Prospective
The Company recognized $7.6 million of excess tax benefits in the three months ended March 31, 2017 as an operating activity. Prior to the adoption of the ASU 2016-09, the excess tax benefit in the three months ended March 31, 2016 was $17.3 million recognized as a financing activity.

Employee taxes paid when an employer withholds shares for tax-withholding purposes on the statement of cash flows are classified as a financing activity	Retrospective
The Company reclassified $6.9 million of employee taxes paid from cash flows from operating activities to cash flows from financing activities on the Consolidated Statements of Cash Flows in the three months ended March 31, 2016.

Accounting for forfeitures and tax withholding elections	Prospective	The company has not changed its accounting policy for forfeitures. There is no significant impact on Consolidated Financial Statements.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory. This ASU eliminates the existing exception in U.S. GAAP that prohibits the recognition of income tax consequences for most intra-entity asset transfers. The effective date of this ASU is fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption and early adoption is permitted. As of January 1, 2017, the Company elected to early adopt the ASU and it had no impact on the opening balance of retained earnings as of the date of adoption.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The effective date of this ASU is for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. This ASU is not expected to have a material impact on the Company's Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies how an entity is required to test goodwill for impairment. The effective date of the amendment to the standard is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and early adoption is permitted. The Company is evaluating the impact of this ASU.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In February 2017, the FASB issued ASU 2017-05, Other Income - Gain and Losses from the Derecognition of Nonfinancial Assets. The FASB issued this ASU to clarify the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets.
Subtopic 610-20, which was issued in May 2014 as a part of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. The amendments in this ASU are effective at the same time as the amendments in ASU 2014-09. Therefore, for public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is evaluating the impact of this ASU.

In March 2017, the FASB issued ASU 2017-07, Compensation Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The FASB issued this ASU primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in this ASU should be applied retrospectively for the presentation of the net periodic postretirement cost components in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The Company is evaluating the impact of this ASU.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contract with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU is meant to reduce the potential for diversity in practice arising from inconsistent application of principal versus agent guidance as well as reduce the cost and complexity during the transition and on an ongoing basis.

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

3.    DIVIDEND

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On April 26, 2017, the Company’s Board of Directors declared a quarterly dividend of $1.28 per share, payable June 1, 2017, to shareholders of record on May 8, 2017.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Grainger had approximately $1.1 billion of goodwill and intangible assets as of March 31, 2017 and December 31, 2016, respectively, or 19% and 20% of total assets.  Goodwill and intangible assets with indefinite lives are tested for impairment at least annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. To detect these events, Grainger periodically performs qualitative assessments of factors such as a reporting units' historical and current performance, overall economic factors and assumptions regarding future performance, to determine if it is more likely than not that the goodwill and intangible assets might be impaired and whether it is necessary to perform the two-step quantitative goodwill impairment test.

As previously reported, Grainger completed the annual goodwill and intangible assets impairment testing during the fourth quarter of 2016. The estimated fair values substantially exceeded the carrying values for all of the Company’s reporting units, except for Fabory, which resulted in a $47 million goodwill impairment charge per the two-step quantitative goodwill impairment test.

Grainger monitors the operating performance of its reporting units and the quarterly assessment did not indicate the presence of goodwill impairment triggering events as of March 31, 2017. Changes in assumptions regarding future performance, unfavorable economic environment and changes in market conditions or other factors may have a significant impact on reporting units' cash flows in the future and Grainger may be required to recognize an impairment for goodwill.

5.     RESTRUCTURING RESERVES

The Company recorded severance costs of approximately $4 million and $16 million in the three months ended March 31, 2017 and March 31, 2016, respectively, and is included in Warehousing, marketing and administrative expenses. The reserve balance as of March 31, 2017 and December 31, 2016 was approximately $19 million and $23 million, respectively, and is included in Accrued compensation and benefits. The majority of the reserve is expected to be paid through 2017.

6.    SHORT-TERM AND LONG-TERM DEBT

The following summarizes information concerning short-term debt (in thousands of dollars):

	March 31, 2017	December 31, 2016
Outstanding lines of credit	$16,861	$16,392
Outstanding commercial paper	404,694	369,748
	$421,555	$386,140

The increase in commercial paper from December 31, 2016 was used to fund general working capital needs and share repurchase.

Long-term debt consisted of the following (in thousands of dollars):

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	March 31, 2017	December 31, 2016
4.60% senior notes due 2045	$1,000,000	$1,000,000
3.75% senior notes due 2046	400,000	400,000
British pound term loan and revolving credit facility	185,666	187,506
Euro term loan and revolving credit facility	122,463	120,900
Canadian dollar revolving credit facility	105,176	100,521
Other	73,309	71,109
	1,886,614	1,880,036
Less current maturities	(20,069)	(19,966)
Debt issuance costs and discounts	(18,828)	(19,124)
	$1,847,717	$1,840,946

The estimated fair value of the Company’s 3.75% Senior Notes due 2046 (3.75% Notes) and 4.60% Senior Notes due 2045 (4.60% Notes) was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as level 2 inputs within the fair value hierarchy. The fair value of the 3.75% Notes was approximately $380 million and $371 million as of March 31, 2017 and December 31, 2016, respectively. The fair value of the 4.60% Notes was approximately $1.1 billion as of March 31, 2017 and December 31, 2016, respectively. The carrying value of other long-term debt approximates fair value due to their variable interest rates.

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

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components (in thousands of dollars):

	Three Months Ended March 31,
	2017	2016
Service cost	$1,897	$2,059
Interest cost	2,149	2,464
Expected return on assets	(2,857)	(2,528)
Amortization of unrecognized losses	(655)	32
Amortization of prior service credits	(1,622)	(1,672)
Net periodic benefit costs	$(1,088)	$355

The Company has established a Group Benefit Trust to fund the plan and process benefit payments. The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended.  There are zero minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC. The Company did not make a contribution to the trust during the three months ended March 31, 2017.

8.    SEGMENT INFORMATION

The Company has two reportable segments: the U.S. and Canada. The U.S. operating segment reflects the results of the Company's U.S. business. The Canada operating segment primarily reflects the results for Acklands – Grainger Inc. (Acklands-Grainger), the Company’s Canadian business. Other businesses include MonotaRO in Japan, Zoro in the U.S. and operations in Europe, Asia and Latin America. These businesses individually do not meet the definition of a reportable segment. Operating segments generate revenue almost exclusively through the distribution of MRO supplies, as service revenues account for approximately 1% of total revenues for each operating segment.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Following is a summary of segment results (in thousands of dollars):

	Three Months Ended March 31, 2017
	United States	Canada	Other Businesses	Total
Total net sales	$1,953,444	$186,141	$497,407	$2,636,992
Intersegment net sales	(95,073)	(12)	(778)	(95,863)
Net sales to external customers	$1,858,371	$186,129	$496,629	$2,541,129
Segment operating earnings	$312,470	$(16,729)	$31,507	$327,248

	Three Months Ended March 31, 2016
	United States	Canada	Other Businesses	Total
Total net sales	$1,966,267	$178,771	$445,333	$2,590,371
Intersegment net sales	(82,499)	(36)	(1,298)	(83,833)
Net sales to external customers	$1,883,768	$178,735	$444,035	$2,506,538
Segment operating earnings	$331,857	$(12,347)	$21,783	$341,293

	United States	Canada	Other Businesses	Total
Segment assets:
March 31, 2017	$2,311,281	$287,552	$535,343	$3,134,176
December 31, 2016	$2,275,009	$286,035	$494,067	$3,055,111

Following are reconciliations of segment information with the consolidated totals per the financial statements (in thousands of dollars):

	Three Months Ended March 31,
	2017	2016
Operating earnings:
Total operating earnings for operating segments	$327,248	$341,293
Unallocated expenses and eliminations	(31,760)	(24,201)
Total consolidated operating earnings	$295,488	$317,092

	March 31, 2017	Dec 31, 2016
Assets:
Total assets for operating segments	$3,134,176	$3,055,111
Other current and non-current assets	2,484,117	2,464,656
Unallocated assets	164,256	174,540
Total consolidated assets	$5,782,549	$5,694,307

Assets for reportable segments include net accounts receivable and first-in, first-out inventory which are reported to the Company's Chief Operating Decision Maker. Other current and non-current assets include all other asset balances for the reportable segments.

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

Intersegment net sales for the U.S. segment increased by $12 million for the three months of 2017 compared to the prior year, driven by increased sales from the U.S. business to Zoro. The U.S. business' supply chain network is Zoro's primary source of inventory.

9.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Net earnings attributable to W.W. Grainger, Inc. as reported	$174,744	$186,713
Distributed earnings available to participating securities	(546)	(626)
Undistributed earnings available to participating securities	(932)	(1,121)
Numerator for basic earnings per share – Undistributed and distributed earnings available to common shareholders	173,266	184,966
Undistributed earnings allocated to participating securities	932	1,121
Undistributed earnings reallocated to participating securities	(924)	(1,114)
Numerator for diluted earnings per share – Undistributed and distributed earnings available to common shareholders	$173,274	$184,973
Denominator for basic earnings per share – weighted average shares	58,720,066	61,668,682
Effect of dilutive securities	482,816	431,119
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	59,202,882	62,099,801
Earnings per share two-class method
Basic	$2.95	$3.00
Diluted	$2.93	$2.98

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

Grainger’s two reportable segments are the U.S. and Canada. The U.S. operating segment reflects the results of Grainger’s U.S. business. The Canada operating segment reflects the results for Acklands - Grainger Inc., Grainger’s Canadian business. Other Businesses include single channel online businesses such as MonotaRO in Japan, Zoro in the U.S. and business units in Europe, Asia and Latin America.

Business Environment
Given Grainger's large number of customers and the diverse industries it serves, several economic factors and industry trends tend to shape Grainger’s business environment. The overall economy and leading economic indicators provide general insight into projecting Grainger's growth. Grainger’s sales in the U.S. and Canada tend to positively correlate with Business Investment, Business Inventory, Exports and Industrial Production. In the U.S., sales tend to positively correlate with Gross Domestic Product (GDP). In Canada, sales tend to positively correlate with oil prices. The table below provides these estimated indicators for 2017:

	2017 Forecasted Growth
	United States	Canada
Business Investment	4.4%	0.7%
Business Inventory	1.5%	—
Exports	3.0%	1.9%
Industrial Production	2.3%	2.3%
GDP	2.4%	2.3%
Oil Prices	—	$53/barrel
Source: Global Insight (April 2017)
In the U.S., Business Investment and Exports are two major indicators of MRO spending. Per the Global Insight April 2017 forecast, Business Investment is forecast to improve in 2017 through equipment-related spending as the influence from slow growth abroad and in the U.S. fades. Export growth has improved over the last 18 months, as exports have responded to improved economic growth among countries that the United States exports to.
Per the Global Insight April 2017 forecast, Canada economic growth as measured by GDP, is forecast to grow to 2.3% in 2017. The 2017 forecast assumes that oil prices will continue a slow but steady rise and that business nonresidental investment (a component of Business Investment) will begin to increase. The latest forecast for the Canadian dollar includes further downward adjustments and weakness over the next two years compared to the U.S. dollar.

Outlook
On April 18, 2017, Grainger lowered its 2017 sales growth guidance from a range of 2 to 6 percent to a range of 1 to 4 percent and also lowered the 2017 earnings per share guidance from a range of $11.30 to $12.40 to a range of $10.00 to $11.30. The new guidance incorporates the impact of pricing initiatives and a 1 percent reduction in sales from foreign exchange. The pricing actions establish more market competitive prices, including lower web pricing available to Grainger customers. The decision to accelerate the pricing actions is expected to enable faster growth through share gain with existing customers and acquisition of new customers.

Matters Affecting Comparability
There were 64 sales days in the first quarter of 2017 and 2016.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three Months Ended March 31, 2017
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars):

	Three Months Ended March 31,
			Percent Increase/(Decrease)	As a Percent of Net Sales
	2017 (A)	2016 (A)		2017	2016
Net sales	$2,541	$2,507	1%	100.0%	100.0%
Cost of merchandise sold	1,522	1,461	4%	59.9	58.3
Gross profit	1,019	1,045	(2)%	40.1	41.7
Operating expenses	724	728	(1)%	28.5	29.0
Operating earnings	295	317	(7)%	11.6	12.7
Other expense	(25)	(20)	NM	(1.0)	(0.8)
Income taxes	88	106	(17)%	3.5	4.2
Noncontrolling interest	8	5	64%	0.3	0.2
Net earnings attributable to W.W. Grainger, Inc.	$175	$187	(6)%	6.9%	7.4%

(A) May not sum due to rounding

Grainger’s net sales of $2,541 million for the first quarter of 2017 increased 1% compared with sales of $2,507 million for the comparable 2016 quarter. Sales increased 1% for the quarter and consisted of the following:

Percent Increase/(Decrease)
Volume	5
Seasonal	(1)
Price	(3)
Total	1%

The increase in net sales was primarily driven by the single channel online businesses in the U.S. and Japan. Refer to the Segment Analysis below for further details.

In the three months ended March 31, 2017, eCommerce sales for Grainger were $1,293 million, an increase of 15% over the prior year. Total eCommerce sales represented 51% and 45% of total sales for the three months ended March 31, 2017 and 2016, respectively. The increase was primarily driven by an increase in sales via EDI and electronic purchasing platforms in the U.S. and Japan businesses. If the Company included KeepStock®, the electronic inventory management offering, total eCommerce and KeepStock® sales would represent 57% and 51% of total sales for the three months ended March 31, 2017 and 2016, respectively.

Gross profit of $1,019 million for the first quarter of 2017 decreased 2%. The gross profit margin of 40.1% during the first quarter of 2017 decreased 1.6 percentage points when compared to the same period in 2016, driven by the strategic price initiatives.

Operating expenses of $724 million for the first quarter of 2017 decreased 1% from $728 million for the comparable 2016 quarter. Operating expenses in 2017 included a $9 million benefit from the gain on sale of branches in the U.S. and $4 million of restructuring costs in the U.S. and Canada business. Excluding these items, operating expenses increased 2%, driven by the unfavorable comparison to the 2016 gain from the sale of the former Toronto distribution center.

Operating earnings for the first quarter of 2017 were $295 million, a decrease of 7% compared to the first quarter of 2016. Excluding restructuring costs and the gain on the sale of assets mentioned above in both periods, operating earnings decreased 14%, driven by primarily by lower gross profit from strategic pricing initiatives in the U.S. business.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings attributable to W.W. Grainger, Inc. for the first quarter of 2017 decreased 6% to $175 million from $187 million in the first quarter of 2016. Diluted earnings per share of $2.93 in the first quarter of 2017 were down 2% versus the $2.98 for the first quarter of 2016, due to lower earnings, partially offset by lower average shares outstanding. Also, included in the diluted earnings per share of $2.98 in the first quarter of 2017 was a $0.13 benefit due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standings Update (ASU) 2016-09, which recognizes the excess tax benefits of stock-based awards as a reduction to income tax expense instead of the previous methodology which recorded the benefit directly to equity.

The table below reconciles reported diluted earnings per share determined in accordance with U.S. generally accepted accounting principles (GAAP) to adjusted diluted earnings per share, a non-GAAP measure. Management believes adjusted diluted earnings per share is an important indicator of operations because it excludes items that may not be indicative of core operating results. Because non-GAAP financial measures are not standardized, it may not be possible to compare this financial measure with other companies' non-GAAP financial measures having the same or similar names.

	Three Months Ended
	March 31,
	2017	2016	%
Diluted earnings per share reported	$2.93	$2.98	(2)%
Pretax adjustments:
Restructuring (United States)	(0.11)	0.26
Restructuring (Canada)	0.02	0.05
Total pretax adjustments	$(0.09)	0.31
Tax effect (1)	$0.04	(0.11)
Total, net of tax	(0.05)	0.20
Diluted earnings per share adjusted	$2.88	$3.18	(9)%

(1) The tax impact of adjustments is calculated on the income tax rate in each applicable jurisdiction.

Segment Analysis
Grainger’s two reportable segments are the U.S. and Canada. The U.S. operating segment reflects the results of the Company's U.S. business. The Canada operating segment primarily reflects the results for Acklands – Grainger Inc. Other businesses include MonotaRO in Japan, Zoro in the U.S. and operations in Europe, Asia and Latin America.

The following comments at the segment and other businesses level include external and intersegment net sales and operating earnings. See Note 8 to the Condensed Consolidated Financial Statements.

United States
Net sales were $1,953 million for the first quarter of 2017, a decrease of $13 million, or 1%, when compared with $1,966 million for the same period in 2016. Sales decreased 1% for the quarter and consisted of the following:

Percent Increase/(Decrease)
Volume	4
Seasonal	(1)
Price	(4)
Total	(1)%

Sales to customers in the government and heavy manufacturing end markets led the sales performance. Sales to Zoro continue to contribute to sales growth as the U.S. business' supply chain network is Zoro's primary source of inventory.

In the three months ended March 31, 2017, eCommerce sales for the U.S. business were $976 million, an increase of 11% over the prior year. Total eCommerce sales represented 50% and 45% of total sales for the three months ended March 31, 2017 and 2016, respectively. The increase was primarily driven by an increase in sales via EDI and electronic

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

purchasing platforms. If the Company included KeepStock®, the electronic inventory management offering, total eCommerce and KeepStock® sales would represent 56% and 52% of total sales for the three months ended March 31, 2017 and 2016, respectively.

The gross profit margin for the first quarter of 2017 decreased 1.7 percentage points compared to the same period in 2016, driven by the strategic price initiatives. Excluding sales to Zoro, the gross profit margin decreased 1.5 percentage points versus prior year.

Operating expenses of $494 million in the first quarter of 2017 were down $19 million, or 4% versus the first quarter of 2016. Operating expenses in 2017 included a $9 million benefit from the gain on sale of branches and $3 million of restructuring costs. Excluding restructuring costs and gain on the sale of assets for both quarters, operating expenses were flat.

Operating earnings of $312 million for the first quarter of 2017 decreased 6% from $332 million for the first quarter of 2016. Excluding the restructuring charges and gain on the sale of assets mentioned above, operating earnings decreased 12%, driven by the strategic price initiatives.

Canada
Net sales were $186 million for the first quarter of 2017, an increase of $7 million, or 4%, when compared with $179 million for the same period in 2016. In local currency, sales increased 1%. Sales increased 4% for the quarter and consisted of the following:

Percent Increase/(Decrease)
Volume	4
Foreign exchange	3
Holiday timing	(1)
Price	(2)
Total	4%

The business in Canada continues to stabilize based on the improved economy and recovery from the implementation of the common ERP platform in North America system in 2016. The business also increased prices to offset foreign exchange-related costs of goods sold inflation in the first quarter, but most customers are under contract and will not experience price increases until later in the year.

In the three months ended March 31, 2017, eCommerce sales in Canada were $31 million, an increase of 38% over the prior year. Total eCommerce represented 17% and 13% of total sales for the three months ended March 31, 2017 and 2016, respectively. If the Company included KeepStock®, the electronic inventory management offering, total eCommerce and KeepStock® sales would represent 30% and 25% of total sales for the three months ended March 2017 and 2016, respectively.

The gross profit margin decreased 2.7 percentage points in the first quarter of 2017 versus the first quarter of 2016 largely due to price deflation versus cost inflation and higher freight costs from an increase in shipping directly to customers.

Operating expenses increased 3% in the first quarter of 2017 versus the first quarter of 2016, driven by the re-establishment of the annual national sales meeting and the unfavorable comparison to the 2016 gain from the sale of the former Toronto distribution center, partially offset by lower IT expenses.

Operating losses were $17 million for the first quarter of 2017 versus losses of $12 million in the first quarter of 2016. In local currency, operating losses increased $7 million. The increase in operating losses was primarily driven by a lower gross profit margin.

Other Businesses
Net sales for other businesses, which include MonotaRo in Japan, Zoro in the U.S. and business units in Europe, Asia and Latin America were $497 million for the first quarter of 2017, an increase of $52 million, or 12%, when compared

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

with $445 million for the same period in 2016. On a daily sales basis, sales were up 12%. The drivers of the increase in daily sales for the quarter consisted of the following:

Percent Increase/(Decrease)
Price/volume	15
Foreign exchange	(3)
Total	12%

Operating earnings of $32 million for the first quarter of 2017 were up $10 million compared to the first quarter of 2016. The earnings performance for the quarter versus prior year was primarily driven by strong performance from the online businesses Zoro in the U.S. and MonotaRO in Japan.

Other Expense
Other expense was $25 million of expense in the first quarter of 2017 compared to $20 million of expense in the first quarter of 2016. The increase in expense was driven by higher interest expense from the additional $400 million in long-term debt issued in May 2016, as well as expected losses from the Company's investments in clean energy.

Income Taxes
Grainger’s tax rates were 32.4% and 35.6% for the three months ended March 31, 2017 and 2016, respectively. The decrease was primarily due to the adoption of ASU 2016-09, which recognizes the excess tax benefits of stock options as a reduction to income tax expense instead of the previous methodology which recorded the benefit directly to equity. The adoption of this standard generated a $0.13 benefit to earnings per share in the quarter.

Financial Condition

Cash Flow
Net cash provided by operating activities was $181 million and $161 million for the three months ended March 31, 2017 and 2016, respectively. Net cash provided had been reported as $154 million in the prior year. The $161 million is based on the adoption of ASU 2016-09, which retrospectively reclassified $7 million from operating activities to financing activities. The reclassification relates to employee taxes paid as part of the exercise of stock options. The increase in cash provided is the result of lower payments related to employee benefits and timing of tax payments.

Net cash used in investing activities was $38 million and $45 million for the three months ended March 31, 2017 and 2016, respectively. The lower use of cash was driven by the higher proceeds from the sales of assets net of higher additions to property, buildings and equipment compared to the prior year.

Net cash used in financing activities was $183 million and $138 million in the three months ended March 31, 2017 and 2016, respectively. The change in financing activities was primarily driven by a decrease in the net proceeds from commercial paper partially offset by a decrease in long-term debt payments and treasury stock repurchases.

Working Capital
Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt and current maturities of long-term debt).

Working capital at March 31, 2017, was $1,795 million, an increase of $73 million when compared to $1,722 million at December 31, 2016, primarily the result of the annual cash contribution to the employees' profit sharing plan and annual incentive plan. The working capital assets to working capital liabilities ratio was 2.4 at March 31, 2017 and December 31, 2016, respectively.

Debt
Grainger maintains a debt ratio and liquidity position that provide flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit. Total debt as a percent of total capitalization was 54.4% at March 31, 2017, and 54.1% at December 31, 2016.

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

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimates are made and when there are different estimates that management reasonably could have made, which would have a material impact on the presentation of Grainger’s financial condition, changes in financial condition or results of operations. For a description of Grainger’s critical accounting policies see Grainger's Annual Report on Form 10-K for the year ended December 31, 2016.

Forward-Looking Statements
From time to time, in this Quarterly Report on Form 10-Q, as well as in other written reports, communications and verbal statements, Grainger makes forward-looking statements that are not historical in nature but concern forecasts of future results, business plans, analyses, prospects, strategies, objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws. Such forward-looking statements are identified by words such as “anticipate,” “estimate,” “believe,” “expect,” “could,” “forecast,” “may,” “intend,” “plan,” “predict,” “project” and similar terms and expressions.

Grainger cannot guarantee that any forward-looking statement will be realized, although Grainger does believe that its assumptions underlying its forward-looking statements are reasonable. Achievement of future results is subject to risks and uncertainties, many of which are beyond the Company's control, which could cause Grainger's results to differ materially from those that are presented.

Important factors that could cause actual results to differ materially from those presented or implied in a forward-looking statement include, without limitation: higher product costs or other expenses; a major loss of customers; loss or disruption of source of supply; increased competitive pricing pressures; failure to develop or implement new technologies or business strategies; the implementation, timing and results of the Company's strategic pricing actions and other responses to market pressures; the outcome of pending and future litigation or governmental or regulatory proceedings, including with respect to wage and hour, anti-bribery and corruption, environmental, advertising, privacy and cybersecurity matters; investigations, inquiries, audits and changes in laws and regulations; disruption of information technology or data security systems; general industry or market conditions; general global economic conditions; currency exchange rate fluctuations; market volatility; commodity price volatility; labor shortages; facilities disruptions or shutdowns; higher fuel costs or disruptions in transportation services; natural and other catastrophes; unanticipated weather conditions; loss of key members of management; the Company's ability to operate, integrate and leverage acquired businesses; changes in credit ratings; changes in effective tax rates; and other factors identified under Item 1A: Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as updated in the Company's Quarterly Reports on Form 10-Q.

Caution should be taken not to place undue reliance on Grainger's forward-looking statements and Grainger undertakes no obligation to publicly update any of its forward-looking statements, whether as a result of new information, future events or otherwise.

W.W. Grainger, Inc. and Subsidiaries

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in Grainger's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in Grainger's internal control over financial reporting for the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Other Matters

For a description of certain of the Company's legal proceedings, see below.

TCPA Matter
As previously disclosed, on April 5, 2013, David Davies filed a putative class action lawsuit in the Circuit Court of Cook County, Illinois under the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005 (the “TCPA”), and sought certification of a class of persons who may have received one or more of approximately 400,000 faxes Grainger sent in connection with a 2009 marketing campaign. The TCPA provides for penalties of $500 to $1,500 for each noncompliant individual fax.

On May 13, 2013, the Company removed the case to the Federal District Court for the Northern District of Illinois (the “District Court”). On June 27, 2014, the District Court found that Davies was not an adequate class representative. The United States Court of Appeals for the Seventh Circuit denied Davies’ petition for immediate review of the ruling. Davies subsequently moved the District Court for reconsideration of its ruling and his motion was denied on September 28, 2016. Davies may seek to pursue an appeal of the ruling at the conclusion of the District Court proceeding.

On April 4, 2016, the District Court denied the Company’s motion to dismiss Davies’ individual claims and subsequently the parties filed cross-motions for summary judgment. The District Court entered judgment for Grainger on Davies’ common law claim for conversion while granting partial summary judgment for Grainger on Davies’ TCPA claim. On November 21, 2016, the District Court denied Grainger’s motion for summary judgment which argued that Davies lacks standing to bring his TCPA claim and held that the issue of whether Grainger’s opt-out notice is clear and conspicuous was a contested issue of fact to be resolved by a jury at trial. Trial is currently set for February 5, 2018.

The Company believes it has strong legal and factual defenses and intends to continue defending itself vigorously in the pending lawsuit. While the Company is unable to predict the outcome of this proceeding, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Other Matters
For a description of certain of the Company’s other legal proceedings, see Note 10 - Contingencies and Legal Matters - to the Condensed Consolidated Financial Statements included under Item 1 - Financial Statements, of Part I of this report.

Item 1A.    Risk Factors.

The facilities maintenance industry is highly fragmented, and material changes in competition or our response to these changes could materially affect Grainger’s sales and profitability.

There are several large competitors in the industry, although most of the market is served by small local and regional competitors. Grainger faces competition in all markets it serves, from manufacturers (including some of its own suppliers) that sell directly to certain segments of the market, wholesale distributors, catalog houses, retail enterprises and online businesses that compete with price transparency.

To remain competitive, the Company must be willing and able to respond to market pressures, including pricing, whether widely available or negotiated under a contract. These pressures, and the implementation, timing and results of our strategic pricing and other responses, could have a material effect on Grainger’s sales and profitability. If the Company is unable to grow sales or reduce costs, among other actions, to wholly or partially offset the effect on profitability of our pricing actions, the Company’s results of operations and financial condition may be adversely affected.

The industry is also consolidating as customers are increasingly aware of the total costs of fulfillment and of the need to have consistent sources of supply at multiple locations. This consolidation could cause the industry to become more competitive as greater economies of scale are achieved by competitors, or as competitors with new lower cost business models are able to operate with lower prices.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities – First quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Jan 1 - Jan 31	133,571	$237.45	133,571	5,725,136
Feb 1 - Feb 29	189,334	$251.93	189,334	5,535,802
Mar 1 - Mar 31	323,319	$243.52	323,319	5,212,483
Total	646,224	$244.73	646,224

(A)	There were no shares withheld to satisfy tax withholding obligations.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

(C)
Purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors on April 6, 2015. The program has no specified expiration date. Activity is reported on a trade date basis.

Item 6.        Exhibits.

A list of exhibits filed with this report on Form 10-Q is provided in the Exhibit Index on page 24 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. GRAINGER, INC.
Date:	April 27, 2017	By:	/s/ R. L. Jadin
R. L. Jadin, Senior Vice President and Chief Financial Officer
Date:	April 27, 2017	By:	/s/ E. R. Tapia
E. R. Tapia, Vice President and Controller

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.1	First Amendment to the W.W. Grainger, Inc. 2015 Incentive Plan.*
10.2	Form of Stock Option Award Agreement between W.W. Grainger, Inc. and certain of its executive officers.*
10.3	Form of Restricted Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers.*
10.4	Form of 2017 Performance Share Award Agreement between W.W. Grainger, Inc. and certain of its executive officers.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(*) Management contract or compensatory plan or arrangement.