Form 10-Q
period 2017-06-30
GRAINGER W W INC
filed 2017-07-27
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]  Accelerated filer [  ]   Non-accelerated filer [  ]   Smaller reporting company [  ]
Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]  No [X]

There were 57,690,673 shares of the Company’s Common Stock, par value $0.50, outstanding as of June 30, 2017.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$2,615,269	$2,563,668	$5,156,398	$5,070,206
Cost of merchandise sold	1,575,313	1,523,609	3,097,250	2,985,094
Gross profit	1,039,956	1,040,059	2,059,148	2,085,112
Warehousing, marketing and administrative expenses	807,891	734,470	1,531,595	1,462,431
Operating earnings	232,065	305,589	527,553	622,681
Other income (expense):
Interest income	465	162	658	327
Interest expense	(19,905)	(16,806)	(36,884)	(30,531)
Loss from equity method investment	(6,121)	(5,427)	(14,495)	(11,815)
Other non-operating income and (expense)	692	(538)	1,037	(98)
Total other expense	(24,869)	(22,609)	(49,684)	(42,117)
Earnings before income taxes	207,196	282,980	477,869	580,564
Income taxes	100,237	103,535	188,057	209,475
Net earnings	106,959	179,445	289,812	371,089
Less: Net earnings attributable to noncontrolling interest	9,038	6,769	17,147	11,700
Net earnings attributable to W.W. Grainger, Inc.	$97,921	$172,676	$272,665	$359,389
Earnings per share:
Basic	$1.68	$2.81	$4.64	$5.81
Diluted	$1.67	$2.79	$4.61	$5.77
Weighted average number of shares outstanding:
Basic	58,012,731	60,891,298	58,363,416	61,278,981
Diluted	58,287,312	61,301,545	58,741,262	61,699,603
Cash dividends paid per share	$1.28	$1.22	$2.50	$2.39

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net earnings	$106,959	$179,445	$289,812	$371,089
Other comprehensive earnings:
Foreign currency translation adjustments, net of reclassification (see Note 5)	46,543	(6,915)	75,846	44,575
Postretirement benefit plan reclassification, net of tax benefit of $878, $631, and $1,757, $1,262, respectively	(1,400)	(1,009)	(2,798)	(2,018)
Other	—	352	(12)	656
Comprehensive earnings, net of tax	152,102	171,873	362,848	414,302
Less: Comprehensive earnings attributable to noncontrolling interest
Net earnings	9,038	6,769	17,147	11,700
Foreign currency translation adjustments	(1,186)	8,729	4,346	14,433
Comprehensive earnings attributable to W.W. Grainger, Inc.	$144,250	$156,375	$341,355	$388,169

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
ASSETS	June 30, 2017	December 31, 2016
CURRENT ASSETS
Cash and cash equivalents	$275,065	$274,146
Accounts receivable (less allowances for doubtful
accounts of $32,174 and $26,690, respectively)	1,369,626	1,223,096
Inventories – net	1,397,804	1,406,470
Prepaid expenses and other assets	106,659	81,766
Prepaid income taxes	37,193	34,751
Total current assets	3,186,347	3,020,229
PROPERTY, BUILDINGS AND EQUIPMENT	3,410,237	3,411,502
Less: Accumulated depreciation and amortization	2,018,041	1,990,611
Property, buildings and equipment – net	1,392,196	1,420,891
DEFERRED INCOME TAXES	79,264	64,775
GOODWILL	536,580	527,150
INTANGIBLES - NET	592,473	586,126
OTHER ASSETS	75,021	75,136
TOTAL ASSETS	$5,861,881	$5,694,307

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	June 30, 2017	December 31, 2016
CURRENT LIABILITIES
Short-term debt	$129,066	$386,140
Current maturities of long-term debt	29,232	19,966
Trade accounts payable	692,689	650,092
Accrued compensation and benefits	197,073	212,525
Accrued contributions to employees’ profit sharing plans	48,905	54,948
Accrued expenses	291,226	290,207
Income taxes payable	22,387	15,059
Total current liabilities	1,410,578	1,628,937
LONG-TERM DEBT (less current maturities)	2,267,872	1,840,946
DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	135,270	126,101
EMPLOYMENT-RELATED AND OTHER NON-CURRENT LIABILITIES	199,965	192,555
SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued or outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; 109,659,219 shares issued	54,830	54,830
Additional contributed capital	1,034,980	1,030,256
Retained earnings	7,239,159	7,113,559
Accumulated other comprehensive losses	(203,604)	(272,294)
Treasury stock, at cost – 51,968,546 and 50,854,905 shares, respectively	(6,402,037)	(6,128,416)
Total W.W. Grainger, Inc. shareholders’ equity	1,723,328	1,797,935
Noncontrolling interest	124,868	107,833
Total shareholders' equity	1,848,196	1,905,768
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,861,881	$5,694,307

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$289,812	$371,089
Provision for losses on accounts receivable	12,769	8,282
Deferred income taxes and tax uncertainties	(7,339)	4,565
Depreciation and amortization	128,195	113,496
Net losses (gains) from sales of assets and non-cash charges	12,537	(15,564)
Stock-based compensation	20,030	21,135
Losses from equity method investment	14,495	11,815
Change in operating assets and liabilities – net of business acquisitions:
Accounts receivable	(136,844)	(98,394)
Inventories	29,936	8,733
Prepaid expenses and other assets	(24,232)	(6,143)
Trade accounts payable	36,817	43,338
Other current liabilities	(18,989)	(112,256)
Current income taxes payable	6,360	(1,368)
Accrued employment-related benefits cost	3,655	3,877
Other – net	4,976	(9,512)
Net cash provided by operating activities	372,178	343,093
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment	(131,147)	(105,717)
Proceeds from sales of assets	69,758	43,119
Equity method investment	(13,300)	(10,340)
Other – net	(146)	(597)
Net cash used in investing activities	(74,835)	(73,535)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in commercial paper	(269,841)	19,888
Borrowings under lines of credit	30,374	18,501
Payments against lines of credit	(18,036)	(19,306)
Proceeds from issuance of long-term debt	415,672	393,284
Payments of long-term debt	(7,799)	(129,981)
Proceeds from stock options exercised	27,064	26,191
Payments for employee taxes withheld from stock awards	(16,719)	(16,704)
Excess tax benefits from stock-based compensation	—	9,770
Purchase of treasury stock	(313,562)	(412,647)
Cash dividends paid	(151,637)	(147,480)
Net cash used in financing activities	(304,484)	(258,484)
Exchange rate effect on cash and cash equivalents	8,060	14,787
NET CHANGE IN CASH AND CASH EQUIVALENTS	919	25,861
Cash and cash equivalents at beginning of year	274,146	290,136
Cash and cash equivalents at end of period	$275,065	$315,997

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

Certain amounts in the Condensed Consolidated Statements of Cash Flows, as previously reported, have been reclassified to conform to the 2017 presentation. In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Stock Based Compensation: Improvements to Employee Share-Based Payment Accounting, which became effective January 1, 2017. As a result, the Company reclassified $16.7 million of employee taxes paid from cash flows from operating activities to cash flows from financing activities in the Consolidated Statements of Cash Flows for the six months ended June 30, 2016.

2.    NEW ACCOUNTING STANDARDS

In January 2016, the FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities. This change to the financial instrument model primarily affects the accounting for equity investments, financial liabilities under the fair value options and the presentation and disclosure requirements for financial instruments. The effective date of this ASU is for fiscal years and interim periods beginning after December 15, 2017. Certain provisions for the new guidance can be adopted early. The Company is evaluating the impact of this ASU.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU improves transparency and comparability related to the accounting and reporting of leasing arrangements. The guidance will require balance sheet recognition for assets and liabilities associated with rights and obligations created by leases with terms greater than twelve months. The effective date of this ASU is for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact of this ASU.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The effective date of this ASU is for fiscal years and interim periods beginning after December 15, 2017. This ASU is not expected to have a material impact on the Company's Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The effective date of this ASU is for fiscal years and interim periods beginning after December 15, 2017. The ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. This ASU is not expected to have a material impact on the Company's Consolidated Financial Statements.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies how an entity is required to test goodwill for impairment. The effective date of this ASU is for fiscal years and interim periods beginning after December 15, 2019 and early adoption is permitted. The Company is evaluating the impact of this ASU.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gain and Losses from the Derecognition of Nonfinancial Assets. This ASU 2017-05 clarifies the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. The ASU is effective at the same time as ASU 2014-09. Therefore, for public entities, the amendments are effective for fiscal years and interim periods beginning after December 15, 2017. The Company is evaluating the impact of this ASU.

In March 2017, the FASB issued ASU 2017-07, Compensation Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU improves the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments in this ASU are effective for public entities for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this ASU should be applied retrospectively for the presentation of the net periodic postretirement cost components in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The Company is evaluating the impact of this ASU.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this ASU are effective for public entities for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted. The ASU should be applied prospectively on and after the effective date. The Company is evaluating the impact of this ASU.

REVENUE RECOGNITION STANDARDS

In July 2015, FASB announced a one-year delay in the effective date of ASU 2014-09, Revenue from Contracts with Customers. This ASU will now be effective for interim and fiscal years beginning after December 15, 2017. The standard will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contract with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU reduces the potential for diversity in practice arising from inconsistent application of principal versus agent guidance as well as reduce the cost and complexity during the transition and on an ongoing basis.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. This ASU clarifies the identification of performance obligations and the licensing implementation guidelines, while retaining the related principles of those areas.

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

3.    DIVIDEND

On July 26, 2017, the Company’s Board of Directors declared a quarterly dividend of $1.28 per share, payable September 1, 2017, to shareholders of record on August 14, 2017.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Grainger had approximately $1.1 billion of goodwill and intangible assets as of June 30, 2017 and December 31, 2016, or 19% and 20% of total assets, respectively. Goodwill and intangible assets with indefinite lives are tested for impairment at least annually or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. To detect these events, Grainger periodically performs qualitative assessments of factors such as reporting units' historical and current performance, strategic initiatives and overall economic factors and assumptions regarding future performance, to determine if it is more likely than not that the goodwill and intangible assets might be impaired and whether it is necessary to perform the two-step quantitative impairment test.

Grainger’s quarterly qualitative assessment did not indicate the presence of impairment triggering events for goodwill and intangible assets as of June 30, 2017. The Company considered the restructuring actions discussed in Note 5 below to determine if it were more likely than not that the goodwill of its Canada reporting unit was impaired and concluded that the two-step quantitative impairment test was not necessary as of June 30, 2017. However, as Canada’s improvement plan evolves, volume growth, price increases and execution of market pricing programs and productivity initiatives may have a significant impact on the reporting unit’s cash flows.

Changes in assumptions regarding future performance of the Company’s reporting units and their ability to execute on growth initiatives and productivity improvements, along with cost increases outpacing price increases and operating margin declines, may have a significant impact on performance. Likewise, unfavorable economic environment or other factors and changes in market conditions may occur in key markets the Company’s reporting units operate and future impairments of the goodwill and intangible assets may result.

5.     RESTRUCTURING RESERVES

The Company continues to evaluate performance and take restructuring actions to reduce costs in the U.S., and to streamline and focus on profitability in Canada and Other Businesses. Total restructuring and related charges for the Company were $62 million and $57 million in the three and six months ended June 30, 2017, respectively, net of gains on sale of branches of $13 million and $23 million for the same periods. Total restructuring and other charges for the Company were $17 million and $37 million in the three and six months ended June 30, 2016, respectively, net of gains on sale of branches of $15 million for the same periods. Approximately 80% and 50% of the charges in the six months ended June 30, 2017 and 2016, respectively, were non-cash. The total amount the Company expects to incur in connection with these restructuring activities is an additional $17 million, approximately, through 2018. The current year net charges are primarily comprised of the following:

U.S.
Through the first half of 2017, the Company continued initiatives to take cost out in the U.S., including contact centers consolidation and other actions resulting in $13 million and $17 million restructuring charges, primarily related to involuntary employee termination costs and asset write-down in the three and six months ended June 30, 2017, respectively. These restructuring activities are expected to be completed in 2018.

Canada
In May 2017, the Company announced the closures of 59 underperforming branches and other actions in Canada, resulting in $20 million of restructuring charges, primarily related to involuntary employee termination costs, facility closures and asset write-downs. The branch closures are expected to occur in 2017 through early 2018.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Businesses
In May 2017, the Company announced plans to wind-down its operations in Colombia, expected to be completed in 2018. As a result, the Company recorded total charges of $26 million related to involuntary employee termination costs, asset write-downs and other exit costs. In addition, $16 million of accumulated foreign currency translation losses from the consolidation of this business unit was reclassified from Accumulated other comprehensive earnings (losses) to the Consolidated Statement of Earnings and is reported in Warehousing, marketing and administrative expenses. The Company cannot recognize the tax benefit associated with the Colombia exit.

Company Involuntary Employee Termination Costs
The total of involuntary employee termination costs related to the restructuring in the U.S. and Canada are included in Warehousing, marketing and administrative expenses and were approximately $13 million and $17 million in the three and six months ended June 30, 2017, respectively, and approximately $9 million and $25 million in the three and six months ended June 30, 2016, respectively. The severance reserve balance as of June 30, 2017 and December 31, 2016 was approximately $26 million and $23 million, respectively, and is included in Accrued compensation and benefits, with the majority expected to be paid through 2017 and early 2018.

6.    SHORT-TERM AND LONG-TERM DEBT

The following summarizes information concerning short-term debt (in thousands of dollars):

	June 30, 2017	December 31, 2016
Outstanding lines of credit	$29,160	$16,392
Outstanding commercial paper	99,906	369,748
	$129,066	$386,140

As of June 30, 2017 and December 31, 2016, there was $100 million and $370 million, respectively, of commercial paper outstanding. A portion of the proceeds from the May 2017 bond issuance (see below) were used to redeem outstanding commercial paper.

Long-term debt consisted of the following (in thousands of dollars):

	June 30, 2017	December 31, 2016
4.60% senior notes due 2045	$1,000,000	$1,000,000
3.75% senior notes due 2046	400,000	400,000
4.20% senior notes due 2047	400,000	—
British pound term loan and revolving credit facility	192,771	187,506
Euro term loan and revolving credit facility	131,364	120,900
Canadian dollar revolving credit facility	111,865	100,521
Other	85,373	71,109
	2,321,373	1,880,036
Less current maturities	(29,232)	(19,966)
Debt issuance costs and discounts	(24,269)	(19,124)
	$2,267,872	$1,840,946

On May 22, 2017, the Company issued $400 million of unsecured 4.20% Senior Notes (4.20% Notes) that mature on May 15, 2047. The 4.20% Notes require no principal payments until the maturity date and interest is payable semi-annually on May 15 and November 15, beginning on November 15, 2017. Prior to November 15, 2046, the Company may redeem the 4.20% Notes in whole at any time or gradually at a “make-whole” redemption price. This redemption price is calculated by reference to the then-current yield on a U.S. treasury security with a maturity comparable to the remaining term of the 4.20% Notes plus 20 basis points, together with accrued and unpaid interest, if any, at the redemption date. Additionally, if the Company experiences specific kinds of changes in control, it will be required to make an offer to purchase the 4.20% Notes at 101% of their principal amount plus accrued and unpaid interest, if any, at the date of purchase. Costs and discounts of approximately $5.8 million associated with the issuance of the 4.20% Notes, representing underwriting fees and other expenses, have been recorded as a contra-liability within Long-term debt and will be amortized to interest expense over the term of the 4.20% Notes.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The estimated fair value of the Company’s 4.20% Notes, 3.75% Senior Notes due 2046 (3.75% Notes) and 4.60% Senior Notes due 2045 (4.60% Notes) was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as level 2 inputs within the fair value hierarchy. The fair value of the 4.20% Notes was approximately $410 million as of June 30, 2017. The fair value of the 3.75% Notes was approximately $384 million and $371 million as of June 30, 2017 and December 31, 2016, respectively. The fair value of the 4.60% Notes was approximately $1.1 billion as of June 30, 2017 and December 31, 2016, respectively. The carrying value of other long-term debt approximates fair value due to their variable interest rates.

7.    EMPLOYEE BENEFITS - POSTRETIREMENT

The Company has a postretirement healthcare benefits plan that provides coverage for a majority of its U.S. employees (and their dependents) hired prior to January 1, 2013, should they elect to maintain such coverage upon retirement. Covered employees become eligible for participation when they qualify for retirement while working for the Company. Participation in the plan is voluntary and requires participants to make contributions toward the cost of the plan, as determined by the Company.

The net periodic benefit costs charged to operating expenses, which are valued at the measurement date of January 1 and recognized evenly throughout the year, consisted of the following components (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$1,897	$2,060	$3,794	$4,119
Interest cost	2,148	2,463	4,297	4,927
Expected return on assets	(2,857)	(2,528)	(5,714)	(5,056)
Amortization of unrecognized (gains) losses	(656)	32	(1,311)	64
Amortization of prior service credits	(1,622)	(1,672)	(3,244)	(3,344)
Net periodic (benefits) costs	$(1,090)	$355	$(2,178)	$710

The Company has established a Group Benefit Trust to fund the plan and process benefit payments. The funding of the trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended.  There are zero minimum funding requirements and the Company did not make contributions to the trust during the six months ended June 30, 2017. The Company intends to follow its practice of funding the maximum deductible amounts under the IRC.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.    SEGMENT INFORMATION

The Company has two reportable segments: the U.S. and Canada. The U.S. operating segment reflects the results of the Company's U.S. business. The Canada operating segment reflects the results for Acklands – Grainger Inc. and its subsidiaries (Acklands-Grainger), the Company’s Canadian business. Other businesses include MonotaRO in Japan, Zoro in the U.S. and certain Company business operations in Europe, Asia and Latin America. Other businesses do not meet the definition of a reportable segment. Operating segments generate revenue almost exclusively through the distribution of maintenance, repair and operating supplies, as service revenues account for less than 1% of total revenues for each operating segment. Following is a summary of segment results (in thousands of dollars):

	Three Months Ended June 30, 2017
	United States	Canada	Other Businesses	Total
Total net sales	$1,999,153	$189,113	$526,560	$2,714,826
Intersegment net sales	(98,507)	10	(1,060)	(99,557)
Net sales to external customers	$1,900,646	$189,123	$525,500	$2,615,269
Segment operating earnings (losses)	$312,289	$(27,727)	$(14,222)	$270,340

	Three Months Ended June 30, 2016
	United States	Canada	Other Businesses	Total
Total net sales	$1,978,542	$194,418	$474,166	$2,647,126
Intersegment net sales	(82,442)	(50)	(966)	(83,458)
Net sales to external customers	$1,896,100	$194,368	$473,200	$2,563,668
Segment operating earnings (losses)	$348,938	$(27,741)	$29,724	$350,921

	Six Months Ended June 30, 2017
	United States	Canada	Other Businesses	Total
Total net sales	$3,952,597	$375,254	$1,023,967	$5,351,818
Intersegment net sales	(193,579)	(3)	(1,838)	(195,420)
Net sales to external customers	$3,759,018	$375,251	$1,022,129	$5,156,398
Segment operating earnings (losses)	$624,759	$(44,456)	$17,285	$597,588

	Six Months Ended June 30, 2016
	United States	Canada	Other Businesses	Total
Total net sales	$3,944,809	$373,189	$919,500	$5,237,498
Intersegment net sales	(164,941)	(86)	(2,265)	(167,292)
Net sales to external customers	$3,779,868	$373,103	$917,235	$5,070,206
Segment operating earnings (losses)	$680,795	$(40,088)	$51,508	$692,215

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	United States	Canada	Other Businesses	Total
Segment assets:
June 30, 2017	$2,334,275	$289,060	$563,315	$3,186,650
December 31, 2016	$2,275,009	$286,035	$494,067	$3,055,111

Following are reconciliations of segment information with the consolidated totals per the financial statements (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating earnings:
Total operating earnings for operating segments	$270,340	$350,921	$597,588	$692,215
Unallocated expenses and eliminations	(38,275)	(45,332)	(70,035)	(69,534)
Total consolidated operating earnings	$232,065	$305,589	$527,553	$622,681

	June 30, 2017	December 31, 2016
Assets:
Total assets for operating segments	$3,186,650	$3,055,111
Other current and non-current assets	2,509,003	2,464,656
Unallocated assets	166,228	174,540
Total consolidated assets	$5,861,881	$5,694,307

Assets for reportable segments include net accounts receivable and first-in, first-out inventory which are reported to the Company's Chief Operating Decision Maker. Other current and non-current assets include all other assets of the reportable segments.

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

Intersegment net sales for the U.S. segment increased by $16 million and $29 million for the three and six months ended June 30, 2017, respectively, compared to the prior year, driven by increased sales from the U.S. business to Zoro. Zoro's primary source of inventory is the U.S. business' supply chain network.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net earnings attributable to W.W. Grainger, Inc. as reported	$97,921	$172,676	$272,665	$359,389
Distributed earnings available to participating securities	(427)	(576)	(973)	(1,202)
Undistributed earnings available to participating securities	(217)	(970)	(1,159)	(2,092)
Numerator for basic earnings per share – Undistributed and distributed earnings available to common shareholders	97,277	171,130	270,533	356,095
Undistributed earnings allocated to participating securities	217	970	1,159	2,092
Undistributed earnings reallocated to participating securities	(216)	(964)	(1,152)	(2,078)
Numerator for diluted earnings per share – Undistributed and distributed earnings available to common shareholders	$97,278	$171,136	$270,540	$356,109
Denominator for basic earnings per share – weighted average shares	58,012,731	60,891,298	58,363,416	61,278,981
Effect of dilutive securities	274,581	410,247	377,846	420,622
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	58,287,312	61,301,545	58,741,262	61,699,603
Earnings per share two-class method
Basic	$1.68	$2.81	$4.64	$5.81
Diluted	$1.67	$2.79	$4.61	$5.77

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

	United States		Canada
	2017 Forecast (July)	2017 Forecast (April)	2017 Forecast (July)	2017 Forecast (April)
Business Investment	4.3%	4.4%	1.1%	0.7%
Business Inventory	0.6%	1.5%	—%	—
Exports	2.7%	3.0%	1.2%	1.9%
Industrial Production	2.0%	2.3%	3.9%	2.3%
GDP	2.3%	2.4%	2.5%	2.3%
Oil Prices	—	—	$49/barrel	$53/barrel
Source: Global Insight (April & July 2017)
In the U.S., Business Investment and Exports are two major indicators of MRO spending. Per the Global Insight July 2017 forecast, Business Investment is forecast to improve in 2017 through equipment-related spending as the influence from slow growth abroad and in the U.S. fades. Export growth has improved, as exports have responded to improved economic growth among countries that the U.S. exports to.
Per the Global Insight July 2017 forecast, Canada economic growth, as measured by GDP, is forecast to grow to 2.5% in 2017. The 2017 forecast assumes that oil prices will continue to grow and stabilize as compared to 2016 and that business nonresidental investment (a component of Business Investment) will begin to increase. The latest forecast is for the Canadian dollar to strengthen against the U.S. dollar over the next two years.

Outlook
On July 19, 2017, Grainger reiterated 2017 sales growth guidance of 1 to 4 percent and the 2017 adjusted earnings per share guidance of the range of $10.00 to $11.30. The second quarter performance was as expected and the Company anticipates continued positive response to the U.S. pricing actions in the second half of the year.

Matters Affecting Comparability
There were 64 sales days in the second quarter of 2017 and 2016.

Results of Operations – Three Months Ended June 30, 2017
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars):

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended June 30,
			Percent Increase/(Decrease)	As a Percent of Net Sales
	2017 (A)	2016 (A)		2017	2016
Net sales	$2,615	$2,564	2%	100.0%	100.0%
Cost of merchandise sold	1,575	1,524	3%	60.2	59.4
Gross profit	1,040	1,040	—%	39.8	40.6
Operating expenses	808	734	10%	30.9	28.7
Operating earnings	232	306	(24)%	8.9	11.9
Other expense	25	23	10%	1.0	0.9
Income taxes	100	104	(3)%	3.8	4.0
Noncontrolling interest	9	7	34%	0.3	0.3
Net earnings attributable to W.W. Grainger, Inc.	$98	$173	(43)%	3.7%	6.7%

(A) May not sum due to rounding

Grainger’s net sales of $2,615 million for the second quarter of 2017 increased 2% compared with sales of $2,564 million for the comparable 2016 quarter. The 2% increase consisted of the following:

Percent Increase/(Decrease)
Volume	7
Foreign exchange	(1)
Holiday timing	(1)
Price	(3)
Total	2%

The increase in net sales was primarily driven by single channel online businesses in the U.S. and Japan, as well as, volume increases in the U.S. as a result of the pricing actions. Refer to the Segment Analysis below for further details.

In the three months ended June 30, 2017, eCommerce sales for Grainger were $1,349 million, an increase of 14% over the prior year. Total eCommerce sales represented 52% and 46% of total sales for the three months ended June 30, 2017 and 2016, respectively. The increase was primarily driven by an increase in sales via EDI and electronic purchasing platforms in the U.S. and the online business in Japan. If the Company included KeepStock®, the electronic inventory management offering, total eCommerce and KeepStock® sales would represent 57% and 52% of total sales for the three months ended June 30, 2017 and 2016, respectively.

Gross profit of $1,040 million for the second quarter of 2017 was flat compared to the same quarter in 2016. The gross profit margin of 39.8% during the second quarter of 2017 decreased 0.8 percentage point when compared to the same period in 2016, driven by customer response to U.S. pricing actions.

Operating expenses of $808 million for the second quarter of 2017 increased 10% from $734 million for the comparable 2016 quarter. The increase was primarily due to the following:

•	$13 million in restructuring in the U.S., primarily related to contact centers and asset write-downs offset by $13 million in gains on the sales of branches.

•	$17 million in restructuring due to announced branch closures and asset write-downs in Canada.

•	$42 million in Other Businesses, primarily related to the wind-down of Colombia.
Excluding restructuring costs and the gain on sale of assets in both periods, operating expenses increased 3%, driven primarily by increased expense based on higher volume.

Operating earnings for the second quarter of 2017 were $232 million, a decrease of 24% compared to the second quarter of 2016. Excluding restructuring costs and the gain on the sale of assets in both periods mentioned above,

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

operating earnings decreased 9%, driven primarily by lower gross profit from the pricing actions in the U.S business and increased operating expense based on higher volume.

Net earnings attributable to W.W. Grainger, Inc. for the second quarter of 2017 decreased 43% to $98 million from $173 million in the second quarter of 2016. Excluding restructuring costs and gains on sales of assets in both periods mentioned above, net earnings decreased 10%, primarily related to higher operating expenses.

Diluted earnings per share of $1.67 in the second quarter of 2017 were down 40% versus the $2.79 for the second quarter of 2016, due to lower earnings, partially offset by lower average shares outstanding.

The table below reconciles reported operating earnings determined in accordance with U.S. generally accepted accounting principles (GAAP) to adjusted operating earnings, a non-GAAP measure. Management believes adjusted operating earnings is an important indicator of operations because it excludes items that may not be indicative of core operating results. Because non-GAAP financial measures are not standardized, it may not be possible to compare this financial measure with other companies' non-GAAP financial measures having the same or similar names.

	Three Months Ended
	June 30,
	2017	2016	%
Operating earnings reported	$232,065	$305,589	(24)%
Branch gains (United States)	(13,438)	(15,376)
Restructuring (United States)	13,541	6,024
Restructuring (Canada)	20,485	8,055
Inventory reserve adjustment (Canada)	—	9,847
Restructuring (Other Businesses)	41,510	—
Restructuring (Unallocated expense)	—	8,947
Subtotal	62,098	17,497
Operating earnings adjusted	$294,163	$323,086	(9)%

Segment Analysis
Grainger’s two reportable segments are the U.S. and Canada. The U.S. operating segment reflects the results of Grainger’s U.S. business. The Canada operating segment reflects the results for Acklands – Grainger. Other businesses include MonotaRO in Japan, Zoro in the U.S. and operations in Europe, Asia and Latin America.

The following comments at the segment and business unit level include external and intersegment net sales and operating earnings. See Note 8 to the Condensed Consolidated Financial Statements.

United States
Net sales were $1,999 million for the second quarter of 2017, an increase of 1% when compared with net sales of $1,979 million for the same period in 2016. The 1% increase consisted of the following:

Percent Increase/(Decrease)
Volume	5
Intercompany sales to Zoro	1
Holiday timing	(1)
Price	(4)
Total	1%

Sales to customers in natural resources and retail end markets increased mid-single digits, while heavy manufacturing and resellers increased low single digits. Sales to commercial end markets and government were flat. The Company believes Government sales have slowed due to budgets not coming through and the funds not being released. Sales

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

to Zoro continue to contribute to sales growth as the U.S. business' supply chain network is Zoro's primary source of inventory, as well as volume increases in the U.S. as a result of the pricing actions.

In the three months ended June 30, 2017, eCommerce sales for the U.S. business were $1,009 million, an increase of 10% over the prior year. Total eCommerce sales represented 50% and 46% of total sales for the three months ended June 30, 2017 and 2016, respectively. The increase was primarily driven by an increase in sales via EDI and electronic purchasing platforms. If the Company included KeepStock®, the electronic inventory management offering, total eCommerce and KeepStock® sales would represent 57% and 53% of total sales for the three months ended June 30, 2017 and 2016, respectively.

The gross profit margin for the second quarter of 2017 decreased 1.3 percentage points compared to the same period in 2016 largely due to the pricing actions. Excluding sales to Zoro, the gross profit margin decreased 1.1 percentage points versus prior year.

Operating expenses of $507 million in the second quarter of 2017 increased $20 million, or 4% versus the second quarter of 2016. Operating expenses in 2017 included a $13 million benefit from the gain on sale of branches and $13 million of restructuring costs. Excluding restructuring costs and gain on sale of assets in both periods mentioned above, operating expenses increased 2% on 5% of volume growth.

Operating earnings of $312 million for the second quarter of 2017 decreased 11% from $349 million for the second quarter of 2016 . Excluding the restructuring charges and gain on the sale of assets in both periods mentioned above, operating earnings decreased 8%, driven primarily by the pricing actions.

Canada
Net sales were $189 million for the second quarter of 2017, a decrease of $5 million, or 3%, when compared with $194 million for the same period in 2016. In local currency, sales increased 2%. The 3% decrease consisted of the following:

Percent Increase/(Decrease)
Wildfire impact	2
Volume	2
Price	(1)
Holiday timing	(1)
Foreign exchange	(5)
Total	(3)%

The business in Canada continues to stabilize based on the improved economy and recovery from the 2016 implementation of the Company's common North American ERP platform. The business also increased prices to offset foreign exchange-related costs of goods sold inflation in the first quarter, but most customers are under contract and will not experience price increases until later in the year.

In the three months ended June 30, 2017, eCommerce sales in Canada were $32 million, an increase of 27% over the prior year. Total eCommerce sales represented 17% and 13% of total sales for the three months ended June 30, 2017 and 2016, respectively. If the Company included KeepStock®, the electronic inventory management offering, total eCommerce and KeepStock® sales would represent 31% and 24% of total sales for the three months ended June 30, 2017 and 2016, respectively.

The gross profit margin increased 4.1 percentage points in the second quarter of 2017 versus the second quarter of 2016 due largely to a favorable comparison to an inventory adjustment in the prior year. During the quarter ended June 30, 2016, the Canadian business recorded an additional reserve of $10 million, as a result of additional visibility to inventory performance provided by the conversion to the North American ERP platform.

Operating expenses increased $6 million, or 8% in the second quarter of 2017 versus the second quarter of 2016. Excluding restructuring costs in both quarters mentioned above, operating expenses decreased 6%, primarily related to reductions in employee related costs.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating loss of $28 million for the second quarter of 2017, was flat versus a $28 million operating loss in the second quarter of 2016. Excluding restructuring costs in both quarters mentioned above, operating loss would have decreased $3 million, primarily related to reductions in employee related costs. Canada continues to manage expenses resulting in improved performance and a smaller loss than prior year.

Other Businesses
Net sales for other businesses, which include MonotaRO in Japan, Zoro in the U.S., and operations in Europe, Asia and Latin America, were $527 million for the second quarter of 2017, an increase of $52 million, or 11%, when compared with net sales of $474 million for the same period in 2016. Sales increased 11% for the quarter and consisted of the following:

Percent Increase/(Decrease)
Price/volume	14
Foreign exchange	(3)
Total	11%

Operating loss of $14 million for the second quarter of 2017 was down $44 million compared to operating earnings of $30 million the second quarter of 2016. The operating loss included the $42 million in charges, primarily from the wind-down of the business in Colombia, partially offset by strong results from Zoro in the U.S. and MonotaRo in Japan.

Other Income and Expense
Other income and expense was $25 million of expense in the second quarter of 2017 compared to $23 million of expense in the second quarter of 2016. The increase in expense was primarily due to interest expense from the additional $400 million in long-term debt issued in May 2017, as well as expected losses from the Company's investments in clean energy.

Income Taxes
For the quarter, the effective tax rate in 2017 was 48.4% versus 36.6% in 2016. The increase is primarily due to the wind-down of the business in Colombia and the inability to realize the associated tax benefits.

Matters Affecting Comparability
There were 128 sales days in the six months ended June 30, 2017 and 2016.

Results of Operations – Six Months Ended June 30, 2017
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars):

	Six Months Ended June 30,
			Percent Increase/(Decrease)	As a Percent of Net Sales
	2017 (A)	2016 (A)		2017	2016
Net sales	$5,156	$5,070	2%	100.0%	100.0%
Cost of merchandise sold	3,097	2,985	4%	60.1	58.9
Gross profit	2,059	2,085	(1)%	39.9	41.1
Operating expenses	1,532	1,462	5%	29.7	28.8
Operating earnings	528	623	(15)%	10.2	12.3
Other expense	50	42	18%	1.0	0.8
Income taxes	188	209	(10)%	3.6	4.1
Noncontrolling interest	17	12	47%	0.3	0.2
Net earnings attributable to W.W. Grainger, Inc.	$273	$359	(24)%	5.3%	7.1%
(A) May not sum due to rounding

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Grainger’s net sales of $5,156 million for the six months ended June 30, 2017 increased 2% compared with sales of $5,070 million for the comparable 2016 period. The 2% increase consisted of the following:

Percent Increase/(Decrease)
Volume	6
Foreign exchange	(1)
Price	(3)
Total	2%

The increase in net sales was primarily driven by single channel online businesses in the U.S. and Japan, as well as, volume increases in the U.S. as a result of the pricing actions. Refer to the Segment Analysis below for further details.

In the six months ended June 30, 2017, eCommerce sales for Grainger were $2,642 million, an increase of 14% over the prior year. Total eCommerce sales represented 51% and 46% of total sales for the six months ended June 30, 2017 and 2016, respectively. The increase was primarily driven by an increase in sales via EDI and electronic purchasing platforms in the U.S. If the Company included KeepStock®, the electronic inventory management offering, total eCommerce and KeepStock® sales would represent 57% and 52% of total sales for the six months ended June 30, 2017 and 2016, respectively.

Gross profit of $2,059 million for the six months ended June 30, 2017 decreased 1% compared with $2,085 million in the same period in 2016. The gross profit margin during the six months ended June 30, 2017 decreased 1.2 percentage points when compared to the same period in 2016, primarily due to the customer response to the U.S. pricing action.

Operating expenses of $1,532 million for the six months ended June 30, 2017 increased 5% compared with $1,462 million for the comparable 2016 period. The increase was primarily due to the following:

•	$17 million in restructuring in the U.S., primarily related to contact centers and asset write-downs offset by $23 million in gain on sales of branches.

•	$18 million in restructuring due to announced branch closures and asset write-downs in Canada.

•	$42 million in Other Businesses, primarily related to the wind-down of Colombia.
Excluding restructuring costs and the gain on sale of assets in both periods, operating expenses increased 3%, driven primarily by increased expense based on higher volume.

Operating earnings for the six months ended June 30, 2017 were $528 million, a decrease of $95 million or 15%, compared to the six months ended June 30, 2016. Excluding restructuring costs and the gain on sale of assets in both periods mentioned above, operating earnings decreased 11%, driven primarily by lower gross profit and higher operating expenses.

Net earnings attributable to W.W. Grainger, Inc. for the six months ended June 30, 2017 decreased 24% to $273 million from $359 million in the six months ended June 30, 2016.

Diluted earnings per share of $4.61 in the six months ended June 30, 2017 were 20% lower than the $5.77 for the six months ended June 30, 2016, due to lower earnings, partially offset by lower average shares outstanding.

The table below reconciles reported operating earning determined in accordance with generally accepted accounting principles in the U.S. to adjusted operating earnings, a non-GAAP measure. Management believes adjusted operating earnings is an important indicator of operations because it excludes items that may not be indicative of core operating results. Because non-GAAP financial measures are not standardized, it may not be possible to compare this financial measure with other companies' non-GAAP financial measures having the same or similar names.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended
	June 30,
	2017	2016	%
Operating earnings reported	$527,553	$622,681	(15)%
Branch gains (United States)	(22,826)	(15,380)
Restructuring (United States)	16,607	22,435
Restructuring (Canada)	21,572	11,132
Inventory reserve adjustment (Canada)	—	9,847
Restructuring (Other Businesses)	41,510	—
Restructuring (Unallocated expense)	—	8,947
Subtotal	56,863	36,981
Operating earnings adjusted	$584,416	$659,662	(11)%

Segment Analysis
The following comments at the segment and business unit level include external and intersegment net sales and operating earnings. See Note 8 to the Condensed Consolidated Financial Statements.

United States
Net sales were $3,953 million for the six months ended June 30, 2017, and were flat when compared with net sales of $3,945 million for the same period in 2016. Sales for the period consisted of the following:

Percent Increase/(Decrease)
Volume	4
Intercompany sales to Zoro	1
Seasonal sales	(1)
Price	(4)
Total	0%

Sales to customers in retail end markets increased mid-single digits, while heavy manufacturing and natural resources increased low single digits. The sales growth was partially offset by declines in contractors and commercial services. Sales to Zoro continue to contribute to sales growth as the U.S. business' supply chain network is Zoro's primary source of inventory, as well as volume increases in the U.S. as a result of the pricing actions.

In the six months ended June 30 2017, eCommerce sales for the U.S. business were $1,985 million, an increase of 10% over the prior year. Total eCommerce sales represented 50% and 46% of total sales for the six months ended June 30, 2017 and 2016, respectively. The increase was primarily driven by an increase in sales via EDI and electronic purchasing platforms. If the Company included KeepStock®, the electronic inventory management offering, total eCommerce and KeepStock® sales would represent 57% and 52% of total sales for the six months ended June 30, 2017 and 2016, respectively.

The gross profit margin for the six months ended June 30, 2017 decreased 1.5 percentage points compared to the same period in 2016, driven by pricing actions. Excluding sales to Zoro, gross profit margin decreased 1.3 percentage points versus the prior year.

Operating expenses were flat for the six months ended June 30, 2017 versus the six months ended June 30, 2016. Excluding restructuring costs and gain on the sale of assets in both periods mentioned above, operating expenses increased 1%.

Operating earnings of $625 million for the six months ended June 30, 2017 decreased 8% from $681 million for the six months ended June 30, 2016. Excluding restructuring costs and gain on the sale of assets in both periods mentioned above, operating earnings decrease 10%, driven primarily by pricing actions.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Canada
Net sales were $375 million for the six months ended June 30, 2017, increased 1% when compared with $373 million for the same period in 2016. In local currency, sales were also flat. The 1% increase consisted of the following:

Percent Increase/(Decrease)
Volume	3
Wildfire impact	1
Foreign exchange	(1)
Price	(2)
Total	1%

The business in Canada continues to stabilize based on the improved economy and recovery from the 2016 implementation of the Company's common North American ERP platform. The business also increased prices to offset foreign exchange-related costs of goods sold inflation in the first quarter, but most customers are under contract and will not experience price increases until later in the year.

In the six months ended June 30, 2017, eCommerce sales for Grainger were $64 million, an increase of 32% over the prior year. Total eCommerce sales represented 17% and 13% of total sales for the six months ended June 30, 2017 and 2016, respectively. If the Company included KeepStock®, the electronic inventory management offering, total eCommerce and KeepStock® sales would represent 31% and 25% of total sales for the six months ended June 30, 2017 and 2016, respectively.

The gross profit margin increased 0.9 percentage points in the six months ended June 30, 2017 versus the six months ended June 30, 2016, largely due to a favorable comparison to an inventory adjustment in the second quarter of 2016, offset by price deflation versus cost inflation and higher freight costs from an increase in shipping directly to customers.

Operating expenses in the six months ended June 30, 2017 were $154 million compared to $145 million for the six months ended June 30, 2016. Excluding restructuring costs in both periods mentioned above, operating expenses would have been flat.

Operating loss was $44 million for the six months ended June 30, 2017 versus operating loss of $40 million in the six months ended June 30, 2016. Excluding the restructuring costs and the inventory adjustment mentioned above, the operating loss would have been $23 million compared to a operating loss of $19 million in the prior year, primarily driven by improved gross profit and lower operating expenses.

Other Businesses
Net sales for other businesses, which include MonotaRO in Japan, Zoro in the U.S. and operations in Europe, Asia and Latin America, were $1,024 million for the six months ended June 30, 2017, an increase of $104 million, when compared with net sales of $920 million for the same period in 2016. Sale increased 11% for the period and consisted of the following:

Percent Increase/(Decrease)
Volume	14
Foreign exchange	(3)
Total	11%

Operating earnings of $17 million in the six months ended June 30, 2017 decreased $35 million compared operating earnings of $52 million in the six months ended June 30, 2016. Operating earnings in 2017 included a $42 million charge primarily for the wind-down of the business in Colombia partially offset by strong performance from Zoro in the U.S. and MonotaRO in Japan. Excluding restructuring costs mentioned above, operating earnings would have increased 14%.

Other Income and Expense

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other income and expense was $50 million of expense in the six months ended June 30, 2017 compared to $42 million of expense in the six months ended June 30, 2016. The increase in expense was primarily due to interest expense from the $400 million of additional long-term debt issued in May 2017, as well as expected losses from the Company's investments in clean energy.

Income Taxes
Grainger’s effective tax rates were 39.4% and 36.1% for the six months ended June 30, 2017 and 2016, respectively. The increase was primarily due to the wind-down of the business in Colombia and the inability to realize the associated tax benefits. Grainger is expecting an effective tax rate of approximately 35% to 36% for the full year 2017.

Financial Condition

Cash Flow
Net cash provided by operating activities was $372 million and $343 million for the six months ended June 30, 2017 and 2016, respectively. The increase in cash provided is primarily the result of lower payments related to employee benefits, offset by lower earnings. Net cash provided had been reported as $326 million in the prior year. The $343 million is based on the adoption of ASU 2016-09, which required retrospective reclassification of $17 million from operating activities to financing activities. The reclassification relates to employee taxes paid as part of the exercise of stock options. The increase in cash provided is the result of lower payments related to employee benefits.

Net cash used in investing activities was $75 million and $74 million in the six months ended June 30, 2017 and 2016, respectively. The net cash used in investing activities was driven by higher additions to property, buildings and equipment compared to the prior year offset by higher proceeds from the sales of branch real estate assets when compared to the prior year.

Net cash used in financing activities was $304 million compared to $258 million in the six months ended June 30, 2016 and 2016, respectively. The increase in net cash used in financing activities of $46 million was primarily driven by net payments of commercial paper, offset by lower stock repurchases in 2017 compared to 2016.

Working Capital
Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt and current maturities of long-term debt).

Working capital at June 30, 2017, was $1,862 million, an increase of $140 million when compared to $1,722 million at December 31, 2016, primarily due to an increase in accounts receivable. The working capital assets to working capital liabilities ratio increased to 2.5 at June 30, 2017, from 2.4 at December 31, 2016.

Debt
Grainger maintains a debt ratio and liquidity position that provide flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit. Total interest-bearing debt as a percent of total capitalization was 56.8% at June 30, 2017, and 54.1% at December 31, 2016.

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

Other Matters
The disclosures contained in "Part I, Item 1. Financial Statements," of this report are incorporated herein by reference. In addition, please note the following matter:

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

W.W. Grainger, Inc. and Subsidiaries

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities – second quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Apr. 1 – Apr. 30	346,244	$208.88	346,244	4,866,239
May 1 – May 31	262,722	$181.59	262,722	4,603,517
June 1 – June 30	171,242	$174.99	171,242	4,432,275
Total	780,208	$192.25	780,208

(A)	There were no shares withheld to satisfy tax withholding obligations.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

(C)
Purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors on April 6, 2015. The program has no specified expiration date. Activity is reported on a trade date basis.

Item 6.        Exhibits.

A list of exhibits filed with this report on Form 10-Q is provided in the Exhibit Index on page 30 of this report.

W.W. Grainger, Inc. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. Grainger, Inc.
(Registrant)
Date:	July 27, 2017	By:	/s/ R. L. Jadin
R. L. Jadin, Senior Vice President and Chief Financial Officer
Date:	July 27, 2017	By:	/s/ E. R. Tapia
E. R. Tapia, Vice President and Controller

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
4.1
Third Supplemental Indenture, dated as of May 22, 2017, between W.W. Grainger, Inc., and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to W.W. Grainger, Inc's Current Report of Form 8-K on May 22, 2017, and incorporated herein by reference).

4.2	Form of 4.20% Senior Notes due 2047 (included in Exhibit 4.1) (filed as Exhibit 4.1 to W. W. Grainger, Inc's Current report on Form 8-K on May 22, 2017, and incorporated herein by reference).
10.1	Summary Description of the Company Management Incentive Program (updated).*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(*) Management contract or compensatory plan or arrangement.