Form 10-Q
period 2017-09-30
GRAINGER W W INC
filed 2017-10-26
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
OR

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
Yes [  ]  No [X]

There were 56,983,188 shares of the Company’s Common Stock, par value $0.50, outstanding as of September 30, 2017.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$2,635,999	$2,596,288	$7,792,397	$7,666,494
Cost of merchandise sold	1,618,819	1,556,536	4,716,069	4,541,629
Gross profit	1,017,180	1,039,752	3,076,328	3,124,865
Warehousing, marketing and administrative expenses	736,010	717,165	2,267,605	2,179,596
Operating earnings	281,170	322,587	808,723	945,269
Other income (expense):
Interest income	707	147	1,365	474
Interest expense	(21,765)	(18,024)	(58,649)	(48,556)
Loss from equity method investment	(10,635)	(10,333)	(25,130)	(22,147)
Other non-operating income (expense)	521	(1,192)	1,558	(1,291)
Total other expense	(31,172)	(29,402)	(80,856)	(71,520)
Earnings before income taxes	249,998	293,185	727,867	873,749
Income taxes	79,182	99,776	267,239	309,251
Net earnings	170,816	193,409	460,628	564,498
Less: Net earnings attributable to noncontrolling interest	8,810	7,536	25,957	19,236
Net earnings attributable to W.W. Grainger, Inc.	$162,006	$185,873	$434,671	$545,262
Earnings per share:
Basic	$2.80	$3.07	$7.43	$8.88
Diluted	$2.79	$3.05	$7.39	$8.82
Weighted average number of shares outstanding:
Basic	57,316,532	60,016,550	58,010,222	60,854,548
Diluted	57,521,348	60,416,151	58,329,925	61,268,119
Cash dividends paid per share	$1.28	$1.22	$3.78	$3.61

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net earnings	$170,816	$193,409	$460,628	$564,498
Other comprehensive earnings:
Foreign currency translation adjustments, net of reclassification (see Note 5)	24,563	(12,866)	100,409	31,709
Postretirement benefit plan re-measurement, net of tax expense $29,172 (see Note 7)	46,543	—	46,543	—
Postretirement benefit plan reclassification, net of tax benefit of $962, $631, and $2,720, $1,893, respectively	(1,540)	(1,008)	(4,338)	(3,026)
Other	1	188	(11)	844
Comprehensive earnings, net of tax	240,383	179,723	603,231	594,025
Less: Comprehensive earnings attributable to noncontrolling interest
Net earnings	8,810	7,536	25,957	19,236
Foreign currency translation adjustments	(8)	2,188	4,338	16,621
Comprehensive earnings attributable to W.W. Grainger, Inc.	$231,581	$169,999	$572,936	$558,168

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
ASSETS	September 30, 2017	December 31, 2016
CURRENT ASSETS
Cash and cash equivalents	$284,575	$274,146
Accounts receivable (less allowances for doubtful
accounts of $31,583 and $26,690, respectively)	1,373,323	1,223,096
Inventories – net	1,391,993	1,406,470
Prepaid expenses and other assets	84,481	81,766
Prepaid income taxes	40,688	34,751
Total current assets	3,175,060	3,020,229
PROPERTY, BUILDINGS AND EQUIPMENT	3,441,802	3,411,502
Less: Accumulated depreciation and amortization	2,045,896	1,990,611
Property, buildings and equipment – net	1,395,906	1,420,891
DEFERRED INCOME TAXES	56,054	64,775
GOODWILL	543,248	527,150
INTANGIBLES - NET	582,274	586,126
OTHER ASSETS	72,518	75,136
TOTAL ASSETS	$5,825,060	$5,694,307

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	September 30, 2017	December 31, 2016
CURRENT LIABILITIES
Short-term debt	$11,348	$386,140
Current maturities of long-term debt	41,836	19,966
Trade accounts payable	713,453	650,092
Accrued compensation and benefits	192,513	212,525
Accrued contributions to employees’ profit sharing plans	65,988	54,948
Accrued expenses	333,311	290,207
Income taxes payable	34,074	15,059
Total current liabilities	1,392,523	1,628,937
LONG-TERM DEBT (less current maturities)	2,270,001	1,840,946
DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	135,149	126,101
EMPLOYMENT-RELATED AND OTHER NON-CURRENT LIABILITIES	126,302	192,555
SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued or outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; 109,659,219 shares issued	54,830	54,830
Additional contributed capital	1,040,384	1,030,256
Retained earnings	7,327,140	7,113,559
Accumulated other comprehensive losses	(134,029)	(272,294)
Treasury stock, at cost – 52,676,031 and 50,854,905 shares, respectively	(6,520,828)	(6,128,416)
Total W.W. Grainger, Inc. shareholders’ equity	1,767,497	1,797,935
Noncontrolling interest	133,588	107,833
Total shareholders' equity	1,901,085	1,905,768
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,825,060	$5,694,307

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$460,628	$564,498
Provision for losses on accounts receivable	15,187	14,753
Deferred income taxes and tax uncertainties	(15,261)	24,259
Depreciation and amortization	194,338	177,395
Net losses (gains) from sales of assets and divestitures	11,296	(16,928)
Stock-based compensation	27,152	27,545
Losses from equity method investment	25,130	22,147
Change in operating assets and liabilities – net of business acquisitions and divestitures:
Accounts receivable	(145,631)	(123,922)
Inventories	34,851	41,938
Prepaid expenses and other assets	(4,206)	3,478
Trade accounts payable	56,717	36,594
Other current liabilities	29,643	(68,370)
Current income taxes payable	18,015	(9,714)
Accrued employment-related benefits cost	4,306	5,591
Other – net	8,713	(10,340)
Net cash provided by operating activities	720,878	688,924
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment	(191,183)	(213,622)
Proceeds from sales of assets and divestitures	110,421	48,089
Equity method investment	(22,430)	(19,299)
Other – net	3,554	(564)
Net cash used in investing activities	(99,638)	(185,396)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in commercial paper	(369,748)	39,887
Borrowings under lines of credit	33,931	26,681
Payments against lines of credit	(39,705)	(32,515)
Proceeds from issuance of long-term debt	424,020	516,058
Payments of long-term debt	(15,812)	(257,109)
Proceeds from stock options exercised	27,255	29,553
Payments for employee taxes withheld from stock awards	(17,546)	(18,541)
Excess tax benefits from stock-based compensation	—	11,873
Purchase of treasury stock	(435,983)	(613,198)
Cash dividends paid	(225,504)	(221,131)
Net cash used in financing activities	(619,092)	(518,442)
Exchange rate effect on cash and cash equivalents	8,281	10,759
NET CHANGE IN CASH AND CASH EQUIVALENTS	10,429	(4,155)
Cash and cash equivalents at beginning of year	274,146	290,136
Cash and cash equivalents at end of period	$284,575	$285,981

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BACKGROUND AND BASIS OF PRESENTATION

W.W. Grainger, Inc. is a broad line, business-to-business distributor of maintenance, repair and operating (MRO) supplies, and other related products and services.  W.W. Grainger, Inc.’s operations are primarily in the United States (U.S.) and Canada, with a presence in Europe, Asia and Latin America.  In this report, the words “Company” or “Grainger” mean W.W. Grainger, Inc. and its subsidiaries.

The Condensed Consolidated Financial Statements of the Company and the related notes are unaudited and should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

The Condensed Consolidated Balance Sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the disclosures required by U. S. generally accepted accounting principles (U.S. GAAP) for complete financial statements.

The unaudited financial information reflects all adjustments (primarily consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the statements contained herein.

Certain amounts in the Condensed Consolidated Statements of Cash Flows, as previously reported, have been reclassified to conform to the 2017 presentation. In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Stock Based Compensation: Improvements to Employee Share-Based Payment Accounting, which became effective January 1, 2017. As a result, the Company reclassified $19 million of employee taxes paid from cash flows from operating activities to cash flows from financing activities in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016.

2.    NEW ACCOUNTING STANDARDS

In January 2016, the FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities. This change to the financial instrument model primarily affects the accounting for equity investments, financial liabilities under the fair value options and the presentation and disclosure requirements for financial instruments. The effective date of this ASU is for fiscal years and interim periods beginning after December 15, 2017. Certain provisions for the new guidance may be adopted early. The Company is evaluating the impact of this ASU.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU improves transparency and comparability related to the accounting and reporting of leasing arrangements. The guidance will require balance sheet recognition for assets and liabilities associated with rights and obligations created by leases with terms greater than twelve months. The effective date of this ASU is for fiscal years and interim periods beginning after December 15, 2018 and early adoption is permitted. The Company is evaluating the impact of this ASU.

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

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating the Step 2 procedure from the goodwill impairment test. Under the updates in ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments of this ASU are effective for annual or any interim goodwill impairment tests beginning after December 15, 2019, and early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company early adopted this ASU during the third quarter of 2017 and there was no impact to the financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this ASU are effective for public entities for fiscal years and interim periods beginning after December 15, 2017 and early adoption is permitted. The ASU should be applied prospectively on and after the effective date. The Company is evaluating the impact of this ASU.

REVENUE RECOGNITION STANDARDS

In July 2015, the FASB announced a one-year delay in the effective date of ASU 2014-09, Revenue from Contracts with Customers. This ASU will be effective for interim and fiscal years beginning after December 15, 2017. The standard will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

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

In February 2017, the FASB issued ASU 2017-05, Other Income - Gain and Losses from the Derecognition of Nonfinancial Assets. This ASU clarifies the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and adds guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of ASU 2014-09, provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effective dates of ASU 2016-08, ASU 2016-10, ASU 2016-20 and ASU 2017-05 are consistent with ASU 2014-09. The Company has elected not to early adopt these ASUs. The standard permits the use of either the full retrospective or the modified retrospective adoption method. The Company is planning to elect the modified retrospective method and recognize the cumulative effect of initially applying the new standard as an adjustment to the opening balance of equity as of January 1, 2018.

These ASUs require expanded qualitative and quantitative disclosures of revenue and cash flows emerging from contracts with customers. The Company has evaluated the provisions of the new standard and assessed its impact on financial statement disclosures, information systems, business processes and internal controls. The standard is not expected to have a material impact on the Company's Consolidated Financial Statements.

3.    DIVIDEND

On October 25, 2017, the Company’s Board of Directors declared a quarterly dividend of $1.28 per share, payable December 1, 2017, to shareholders of record on November 13, 2017.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Grainger had approximately $1.1 billion of goodwill and intangible assets as of September 30, 2017 and December 31, 2016, or 19% and 20% of total assets, respectively. Grainger tests reporting units’ goodwill and intangible assets for impairment annually during the fourth quarter and more frequently if impairment indicators exist. Accordingly, Grainger periodically performs qualitative assessments of significant events and circumstances such as reporting units' historical and current results, assumptions regarding future performance, strategic initiatives and overall economic factors to determine the existence of impairment indicators and assess if it is more likely than not that the fair value of the reporting unit or indefinite-lived intangible assets is less than its carrying value and if a quantitative impairment test is necessary. In the quantitative test, Grainger compares the carrying value of the reporting unit or an indefinite-lived intangible asset with its fair value. Any excess of the carrying value over fair value is recorded as an impairment charge.

The fair value of reporting units is calculated primarily using the discounted cash flow (DCF) method and utilizing value indicators from a market approach to evaluate the reasonableness of the resulting fair values. The DCF method incorporates various assumptions including the amount and timing of future expected cash flows, including revenues, gross margins, operating expenses, capital expenditures and working capital based on operational budgets, long-range strategic plans and other estimates. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period and reflects management’s best estimates for perpetual growth for the reporting units. Estimates of market-participant risk-adjusted weighted average cost of capital are used as a basis for determining the discount rates to apply to the reporting units’ future expected cash flows and terminal value.

Grainger’s indefinite-lived intangibles are primarily trade names. The fair value of trade names is calculated primarily using the relief from royalty method, which estimates the expected royalty savings attributable to the ownership of the trade name asset. The key assumptions when valuing a trade name are the revenue base, the royalty rate and the discount rate.

During the quarter ended September 30, 2017, the Company performed qualitative assessments of its reporting units’ goodwill and intangible assets. The operating performance of two of its reporting units has been below expectations and resulted in lowered short-term forecasts. Accordingly, the Company concluded that further evaluation was required. Based on the results of the quantitative tests, the Company concluded that there was no impairment of goodwill or indefinitely-lived intangible assets as of September 30, 2017. The fair values of the reporting units exceeded their carrying values by approximately 31 percent for the Canada reporting unit and 15 percent for the reporting unit included in Other Businesses. Changes in assumptions regarding future performance as well as the ability to execute on growth initiatives and productivity improvements may have a significant impact on future cash flows. Likewise, unfavorable economic environment and changes in market conditions or other factors may result in future impairments of the goodwill and intangible assets.

Additionally, the Company performed an impairment test on the intangible assets subject to amortization for the two reporting units. The first step of the impairment test is to compare the undiscounted cash flows of the reporting units to their carrying values. If the results of the test determine that the undiscounted cash flows of the reporting units are less than their carrying values, then an impairment risk exists and further testing is required. An impairment charge

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

was not required as of September 30, 2017 using this test.
The balances and changes in the carrying amount of Goodwill by segment are as follows (in thousands of dollars):

	United States	Canada	Other Businesses	Total
Balance at December 31, 2016	$202,020	$122,140	$202,990	$527,150
Divestiture	(3,316)	—	—	(3,316)
Impairment	(7,169)	—	—	(7,169)
Translation	—	9,433	17,150	26,583
Balance at September 30, 2017	$191,535	$131,573	$220,140	$543,248

Cumulative goodwill impairment charges, December 31, 2016	$17,038	$32,265	$70,299	$119,602
Impairment charges	7,169	—	—	7,169
Cumulative goodwill impairment charges, September 30, 2017	$24,207	$32,265	$70,299	$126,771

The balances and changes in Intangible assets - net are as follows (in thousands of dollars):

		September 30, 2017			December 31, 2016
	Weighted average life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	13.8 years	$428,041	$190,395	$237,646	$424,405	$175,112	$249,293
Trade names and other	13.5 years	25,960	15,611	$10,349	25,353	14,262	11,091
Non-amortized trade names and other	—	136,333	—	$136,333	128,282	—	128,282
Capitalized software	4.1 years	626,652	428,706	$197,946	571,978	374,518	197,460
Total	8.2 years	$1,216,986	$634,712	$582,274	$1,150,018	$563,892	$586,126
For the nine months ended September 30, 2017 and the twelve months ended December 31, 2016, amortization expense recognized on intangible assets was $67 million and $82 million, respectively, and is included in Warehousing, marketing and administrative expenses on the Consolidated statement of earnings.

5.     RESTRUCTURING RESERVES

The Company continues to evaluate performance and take restructuring actions such as the consolidation of the contact center network in the U.S., branch closures in the U.S. and Canada, the disposition of under performing assets in the U.S. and Canada and the wind-down of operations in Colombia which is part of the Other businesses. The purpose of these initiatives is to reduce costs in the U.S. and to streamline and focus on profitability in Canada and Other Businesses.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The restructuring costs, net of gains, for the three and nine months ended September 30, 2017 and 2016 are as follows (in thousands of dollars):

	Three Months Ended September 30, 2017				Three Months Ended September 30, 2016
	Cost of merchandise sold	Warehousing, marketing and administrative expenses		Total	Cost of merchandise sold	Warehousing, marketing and administrative expenses		Total
		Involuntary employee termination costs	Other charges (gains)			Involuntary employee termination costs	Other charges (gains)
United States	$(100)	$10,917	$(2,873)	$7,944	$—	$3,511	$1,926	$5,437
Canada	—	1,882	3,055	4,937	548	3,119	700	4,367
Other Businesses	581	73	(864)	(210)	—	—	—	—
Total	$481	$12,872	$(682)	$12,671	$548	$6,630	$2,626	$9,804

	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
	Cost of merchandise sold	Warehousing, marketing and administrative expenses		Total	Cost of merchandise sold	Warehousing, marketing and administrative expenses		Total
		Involuntary employee termination costs	Other charges (gains)			Involuntary employee termination costs	Other charges (gains)
United States	$(100)	$19,459	$(17,634)	$1,725	$3,100	$18,342	$(8,949)	$12,493
Canada	2,574	9,842	14,093	26,509	11,452	13,194	700	25,346
Other Businesses	581	3,595	37,124	41,300	—	—	—	—
Unallocated	—	—		—	—	—	8,947	8,947
Total	$3,055	$32,896	$33,583	$69,534	$14,552	$31,536	$698	$46,786

Other charges (gains) primarily includes gains from the sales of branches partially offset by asset write-downs in the U. S., assets write-downs in Canada and $16 million of accumulated foreign currency translations losses from the wind-down of Colombia reclassified from Accumulated other comprehensive losses to earnings in Other Businesses.

The following summarizes the restructuring reserve activity (in thousands of dollars):

	Current assets write-downs	Fixed assets write - downs and disposals	Involuntary employee termination costs	Lease termination costs	Other costs	Total
Reserves as of December 30, 2016	$167	$—	$24,541	$3,125	$511	$28,344
Restructuring costs, net of (gains)	9,775	(5,987)	32,896	2,512	30,338	69,534
Cash (paid) received	(865)	18,793	(24,370)	(2,575)	(5,620)	(14,637)
Translation	(82)	3	843	(11)	(196)	557
Other	—	(12,809)	—	—	(17,230)	(30,039)
Reserves as of September 30, 2017	$8,995	$—	$33,910	$3,051	$7,803	$53,759

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The amounts incurred net of gains in connection with the restructuring activities are as follows (in thousands of dollars):

	Cumulative amount incurred to date	Additional amount expected
United States	$61,814	$—
Canada	26,509	11,270
Other Businesses	41,300	—
Total	$129,623	$11,270

6.    SHORT-TERM AND LONG-TERM DEBT

The following summarizes information concerning short-term debt (in thousands of dollars):

	September 30, 2017	December 31, 2016
Outstanding lines of credit	$11,348	$16,392
Outstanding commercial paper	—	369,748
	$11,348	$386,140

As of September 30, 2017 and December 31, 2016, there was $0 million and $370 million, respectively, of commercial paper outstanding. A portion of the proceeds from the May 2017 bond issuance (see below) was used to redeem outstanding commercial paper.

Long-term debt consisted of the following (in thousands of dollars):

	September 30, 2017	December 31, 2016
4.60% senior notes due 2045	$1,000,000	$1,000,000
3.75% senior notes due 2046	400,000	400,000
4.20% senior notes due 2047	400,000	—
British pound term loan and revolving credit facility	192,903	187,506
Euro term loan and revolving credit facility	141,743	120,900
Canadian dollar revolving credit facility	116,307	100,521
Other	84,860	71,109
	2,335,813	1,880,036
Less current maturities	(41,836)	(19,966)
Debt issuance costs and discounts	(23,976)	(19,124)
	$2,270,001	$1,840,946

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

The estimated fair values of the Company’s 4.20% Notes, 3.75% Senior Notes due 2046 (3.75% Notes) and 4.60% Senior Notes due 2045 (4.60% Notes) were based on available external pricing data and current market rates for

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

similar debt instruments, among other factors, which are classified as level 2 inputs within the fair value hierarchy. The fair value of the 4.20% Notes was approximately $407 million as of September 30, 2017. The fair value of the 3.75% Notes was approximately $380 million and $371 million as of September 30, 2017 and December 31, 2016, respectively. The fair value of the 4.60% Notes was approximately $1.1 billion as of September 30, 2017 and December 31, 2016, respectively. The carrying value of other long-term debt approximates fair value due to their variable interest rates.

On October 6, 2017, the Company replaced its $900 million unsecured revolving line of credit with a new five-year $750 million unsecured revolving line of credit, with the option to extend the line to up to $1.125 billion subject to customary conditions, to be used for general corporate purposes. The terms of the new line of credit are customary for transactions of this type (including the Company's guarantee of subsidiary borrower obligation) and do not contain any financial performance covenants. The primary purpose of this credit facility is to provide support to the Company's commercial paper program. There were no borrowings outstanding under the previous line of credit, which was scheduled to mature on August 22, 2018. The preceding summary of the credit facility does not purport to be complete and is qualified in its entirety by the reference to the full text of the credit facility, a copy of which has been filed as Exhibit 10.1 to the Company's Form 8-K, previously filed on October 10, 2017.

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

During the third quarter of 2017, the Company implemented plan design changes effective January 1, 2018 for the post-65 age group. This plan change will move all post-65 Medicare eligible retirees to healthcare exchanges and provide them a subsidy to purchase insurance. The amount of the subsidy will be based on years of service. The plan obligation was re-measured as a result of this plan design change. At re-measurement, the Company decreased the discount rate from 4.00% at December 31, 2016 to 3.55% and updated various actuarial assumptions and the fair value of plan assets. The plan re-measurement as of August 31, 2017 resulted in a decrease in the postretirement benefit obligation of $75.7 million and a corresponding unrecognized gain recorded in Other comprehensive earnings net of tax of $29.2 million. The Company has elected to amortize the amount of net unrecognized gains over a period equal to the average remaining service period for active plan participants expected to retire and receive benefits.
The postretirement benefit obligation was $29.0 million and $101.5 million at September 30, 2017 and December 31, 2016, respectively. Net accumulated gains recognized in Accumulated other comprehensive losses were $67.5 million and $25.3 million at September 30, 2017 and December 31, 2016, respectively.
The net periodic (benefits) costs recorded in Warehousing, marketing and administrative expenses consisted of the following components (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$1,856	$2,059	$5,649	$6,178
Interest cost	2,026	2,464	6,323	7,391
Expected return on assets	(2,957)	(2,528)	(8,670)	(7,584)
Amortization of unrecognized (gains) losses	(609)	32	(1,919)	96
Amortization of prior service credits	(1,893)	(1,672)	(5,139)	(5,016)
Net periodic (benefits) costs	$(1,577)	$355	$(3,756)	$1,065

The Company has established a Group Benefit Trust (Trust) to fund postretirement healthcare benefits plan obligations and process benefit payments. The funding of the Trust is an estimated amount which is intended to allow the maximum deductible contribution under the Internal Revenue Code of 1986 (IRC), as amended. There are no minimum funding requirements and the Company intends to follow its practice of funding the maximum deductible contribution under the IRC. The Company did not make a contribution to the Trust during the nine months ended September 30, 2017.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.    SEGMENT INFORMATION

The Company has two reportable segments: the U.S. and Canada. The U.S. operating segment reflects the results of the Company's U.S. businesses. The Canada operating segment reflects the results for Acklands – Grainger Inc. and its subsidiaries. Other businesses include Zoro in the U.S, MonotaRO in Japan and operations in Europe, Asia and Latin America. Other businesses do not meet the definition of a reportable segment. Operating segments generate revenue almost exclusively through the distribution of MRO supplies, as service revenues account for less than 1% of total revenues for each operating segment. Following is a summary of segment results (in thousands of dollars):

	Three Months Ended September 30, 2017
	United States	Canada	Other Businesses	Total
Total net sales	$2,015,968	$188,216	$536,927	$2,741,111
Intersegment net sales	(103,667)	(13)	(1,432)	(105,112)
Net sales to external customers	$1,912,301	$188,203	$535,495	$2,635,999
Segment operating earnings (losses)	$297,855	$(14,972)	$26,892	$309,775

	Three Months Ended September 30, 2016
	United States	Canada	Other Businesses	Total
Total net sales	$2,028,235	$179,281	$481,929	$2,689,445
Intersegment net sales	(92,160)	(23)	(974)	(93,157)
Net sales to external customers	$1,936,075	$179,258	$480,955	$2,596,288
Segment operating earnings (losses)	$342,524	$(15,118)	$24,835	$352,241

	Nine Months Ended September 30, 2017
	United States	Canada	Other Businesses	Total
Total net sales	$5,968,565	$563,470	$1,560,894	$8,092,929
Intersegment net sales	(297,247)	(15)	(3,270)	(300,532)
Net sales to external customers	$5,671,318	$563,455	$1,557,624	$7,792,397
Segment operating earnings (losses)	$922,614	$(59,428)	$44,177	$907,363

	Nine Months Ended September 30, 2016
	United States	Canada	Other Businesses	Total
Total net sales	$5,973,044	$552,470	$1,401,429	$7,926,943
Intersegment net sales	(257,101)	(109)	(3,239)	(260,449)
Net sales to external customers	$5,715,943	$552,361	$1,398,190	$7,666,494
Segment operating earnings (losses)	$1,023,318	$(55,207)	$76,343	$1,044,454

	United States	Canada	Other Businesses	Total
Segment assets:
September 30, 2017	$2,316,683	$298,553	$589,564	$3,204,800
December 31, 2016	$2,275,009	$286,035	$494,067	$3,055,111

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Following are reconciliations of segment information with the consolidated totals per the financial statements (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating earnings:
Total operating earnings for operating segments	$309,775	$352,241	$907,363	$1,044,454
Unallocated expenses and eliminations	(28,605)	(29,654)	(98,640)	(99,185)
Total consolidated operating earnings	$281,170	$322,587	$808,723	$945,269

	September 30, 2017	December 31, 2016
Assets:
Total assets for operating segments	$3,204,800	$3,055,111
Other current and non-current assets	2,455,538	2,464,656
Unallocated assets	164,722	174,540
Total consolidated assets	$5,825,060	$5,694,307

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

Intersegment net sales for the U.S. segment increased by $12 million and $40 million for the three and nine months ended September 30, 2017, respectively, compared to the prior year, driven by increased sales from the U.S. business to Zoro. Zoro's primary source of inventory is the U.S. business' supply chain network.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net earnings attributable to W.W. Grainger, Inc. as reported	$162,006	$185,873	$434,671	$545,262
Distributed earnings available to participating securities	(603)	(547)	(1,576)	(1,749)
Undistributed earnings available to participating securities	(806)	(1,085)	(1,966)	(3,179)
Numerator for basic earnings per share – Undistributed and distributed earnings available to common shareholders	160,597	184,241	431,129	540,334
Undistributed earnings allocated to participating securities	806	1,085	1,966	3,179
Undistributed earnings reallocated to participating securities	(803)	(1,078)	(1,956)	(3,157)
Numerator for diluted earnings per share – Undistributed and distributed earnings available to common shareholders	$160,600	$184,248	$431,139	$540,356
Denominator for basic earnings per share – weighted average shares	57,316,532	60,016,550	58,010,222	60,854,548
Effect of dilutive securities	204,816	399,601	319,703	413,571
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	57,521,348	60,416,151	58,329,925	61,268,119
Earnings per share two-class method
Basic	$2.80	$3.07	$7.43	$8.88
Diluted	$2.79	$3.05	$7.39	$8.82

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

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
W.W. Grainger, Inc. (Grainger) is a broad line, business-to-business distributor of maintenance, repair and operating (MRO) supplies, and other related products and services with operations primarily in the United States (U.S.) and Canada, with a presence in Europe, Asia and Latin America. More than 3.2 million businesses and institutions worldwide rely on Grainger for products such as safety, gloves, ladders, motors and janitorial supplies, along with services like inventory management and technical support. These customers represent a broad collection of industries including commercial, government, healthcare and manufacturing. They place orders online, on mobile devices, through sales representatives, over the phone and at local branches. Approximately 5,000 suppliers provide Grainger with more than 1.6 million products stocked in Grainger's distribution centers (DCs) and branches worldwide.

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

	United States		Canada
	2017 Forecast (October)	2017 Forecast (July)	2017 Forecast (October)	2017 Forecast (July)
Business Investment	3.7%	4.3%	2.3%	1.1%
Business Inventory	1.0%	0.6%	—%	—%
Exports	3.1%	2.7%	2.2%	1.2%
Industrial Production	1.8%	2.0%	6.1%	3.9%
GDP	2.2%	2.3%	3.1%	2.5%
Oil Prices		—	$50/barrel	$49/barrel
Source: Global Insight (October & July 2017)
In the U.S., Business Investment and Exports are two major indicators of MRO spending. Per the Global Insight October 2017 forecast, Business Investment is forecast to continue to improve in 2017 compared to 2016 primarily through equipment-related spending. Export growth has improved, as exports have responded to improved economic growth among countries that the U.S. exports to.
Per the Global Insight October 2017 forecast, Canada economic growth, as measured by GDP, is forecast to grow to 3.1% in 2017. The 2017 forecast assumes that oil prices will continue to grow and stabilize as compared to 2016 and that business nonresidential investment (a component of Business Investment) will begin to increase. The latest forecast is for the Canadian dollar to strengthen against the U.S. dollar over the next two quarters.

Outlook
On October 17, 2017, Grainger narrowed its sales and earnings per share guidance for 2017. The Company now expects 2017 sales growth of 1.5 to 2.5 percent and earnings per share of $10.40 to $10.90. The Company's previous 2017 guidance included sales growth of 1 to 4 percent and earnings per share of $10.00 to $11.30.

Matters Affecting Comparability
There were 63 sales days in the third quarter of 2017 compared to 64 sales days in 2016.

Results of Operations – Three Months Ended September 30, 2017
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars):

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended September 30,
			Percent Increase/(Decrease)	As a Percent of Net Sales
	2017 (A)	2016 (A)		2017	2016
Net sales	$2,636	$2,596	2%	100.0%	100.0%
Cost of merchandise sold	1,619	1,557	4%	61.4	60.0
Gross profit	1,017	1,040	(2)%	38.6	40.0
Operating expenses	736	717	3%	27.9	27.6
Operating earnings	281	323	(13)%	10.7	12.4
Other expense	31	29	6%	1.2	1.1
Income taxes	79	100	(21)%	3.0	3.8
Noncontrolling interest	9	8	17%	0.3	0.3
Net earnings attributable to W.W. Grainger, Inc.	$162	$186	(13)%	6.1%	7.2%

(A) May not sum due to rounding

Grainger’s net sales of $2,636 million for the third quarter of 2017 increased 2% compared with sales of $2,596 million for the comparable 2016 quarter. On a daily basis, sales increased 3% and consisted of the following:

Percent Increase/(Decrease)
Volume	8
Hurricane impact	1
Seasonal sales	(1)
Divestiture	(1)
Price	(4)
Total	3%

The increase in net sales was primarily driven by the single channel online businesses in the U.S. and Japan, as well as volume increases in the U.S. business as a result of the pricing actions. Refer to the Segment Analysis below for further details.

The U.S. business pricing actions were primarily implemented in the first and third quarters of 2017. The actions included adjusting list price and introducing new lower web prices on the entire business assortment. These actions are expected to enable faster growth through share gains with existing customers and acquisition of new customers. Herein referred to as pricing actions.

In the three months ended September 30, 2017, eCommerce sales for Grainger were $1,387 million, an increase of 12% over the prior year. Total eCommerce sales represented 53% and 48% of total sales for the three months ended September 30, 2017 and 2016, respectively. The increase was primarily driven by Grainger.com and other electronic purchasing platforms in the U.S. business and the single channel online businesses. If the Company included KeepStock®, the electronic inventory management offering, total eCommerce and KeepStock® sales would represent 58% and 54% of total sales for the three months ended September 30, 2017 and 2016, respectively.

Gross profit of $1,017 million for the third quarter of 2017 decreased $23 million or 2% compared to the same quarter in 2016. The gross profit margin of 38.6% during the third quarter of 2017 decreased 1.4 percentage points when compared to the same period in 2016, driven primarily by the pricing actions in the U.S. business.

Operating expenses of $736 million for the third quarter of 2017 increased 3% from $717 million for the comparable 2016 quarter, driven primarily by increased employee related costs.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings for the third quarter of 2017 were $281 million, a decrease of 13% compared to the third quarter of 2016. The decrease in operating earnings was driven primarily by lower gross profit from the pricing actions in the U.S. business and increased employee related costs.

Net earnings attributable to W.W. Grainger, Inc. for the third quarter of 2017 decreased 13% to $162 million from $186 million in the third quarter of 2016, primarily related to lower gross profit and higher operating expenses.

Diluted earnings per share of $2.79 in the third quarter of 2017 were down 9% versus the $3.05 for the third quarter of 2016 due to lower earnings, partially offset by lower average shares outstanding.

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

	Three Months Ended
	September 30,
	2017	2016	%
Operating earnings reported	$281,170	$322,587	(13)%
Restructuring (U.S.)	13,151	6,600
Branch gains (U.S.)	(5,207)	(1,163)
Other charges (U.S.)	(3,023)	—
Restructuring (Canada)	4,937	4,367
Restructuring (Other Businesses)	(210)	—
Subtotal	9,648	9,804
Operating earnings adjusted	$290,818	$332,391	(13)%

For the three months ended September 30, 2017 and 2016 the non-GAAP measure presented in the table above did not have a material impact on the financial results.

Segment Analysis
Grainger’s two reportable segments are the U.S. and Canada. The U.S. operating segment reflects the results of Grainger’s U.S. businesses. The Canada operating segment reflects the results for Acklands – Grainger Inc. and its subsidiaries. Other businesses include the single channel online businesses (Zoro in the U.S. and MonotaRO in Japan) and operations in Europe, Asia and Latin America.

The following comments at the segment and business unit level include external and intersegment net sales and operating earnings. See Note 8 to the Condensed Consolidated Financial Statements.

United States
Net sales were $2,016 million for the third quarter of 2017, a decrease of 1% when compared with net sales of $2,028 million for the same period in 2016. On a daily basis, sales increased 1% and consisted of the following:

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Percent Increase/(Decrease)
Volume	7
Intercompany sales to Zoro	1
Hurricane impact	1
Holiday timing	(1)
Seasonal sales	(1)
Divestiture	(1)
Price	(5)
Total	1%

Sales to customers in natural resources increased high single digits. Resellers, transportation and retail end markets increased mid-single digits, while heavy manufacturing and government increased low single digits.

In the three months ended September 30, 2017, eCommerce sales for the U.S. business were $1,039 million, an increase of 8% over the prior year. Total eCommerce sales represented 52% and 47% of total sales for the three months ended September 30, 2017 and 2016, respectively. The increase was primarily driven by Grainger.com and other electronic purchasing platforms. If the Company included KeepStock®, the electronic inventory management offering, total eCommerce and KeepStock® sales would represent 58% and 54% of total sales for the three months ended September 30, 2017 and 2016, respectively.

The gross profit margin for the third quarter of 2017 decreased 1.9 percentage points compared to the same period in 2016 largely due to the pricing actions.

Operating expenses of $493 million in the third quarter of 2017 were flat versus the third quarter of 2016 demonstrating leverage on volume growth as a result of pricing actions.

Operating earnings of $298 million for the third quarter of 2017 decreased 13% from $343 million for the third quarter of 2016 , primarily driven by the pricing actions.

Canada
Net sales were $188 million for the third quarter of 2017, an increase of $9 million, or 5%, when compared with $179 million for the same period in 2016. On a daily basis, sales increased 7% and consisted of the following:

Percent Increase
Foreign exchange	5
Volume	2
Total	7%

In the three months ended September 30, 2017, eCommerce sales in the Canadian business were $33 million, an increase of 41% over the prior year. Total eCommerce sales represented 17% and 13% of total sales for the three months ended September 30, 2017 and 2016, respectively. If the Canadian business included KeepStock®, the electronic inventory management offering, total eCommerce and KeepStock® sales would represent 32% and 26% of total sales for the three months ended September 30, 2017 and 2016, respectively.

The gross profit margin improved 0.8 percentage points in the third quarter of 2017 versus the third quarter of 2016 primarily due to improved management and disposition of obsolete or discontinued inventory and thus lower inventory reserve requirements in 2017 and incremental vendor rebates.

Operating expenses increased $4 million, or 6% in the third quarter of 2017 versus the third quarter of 2016, primarily related to foreign exchange and higher employee related costs.

Operating losses of $15 million for the third quarter of 2017 were flat versus the third quarter of 2016.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Businesses
Net sales for other businesses were $537 million for the third quarter of 2017, an increase of $55 million, or 11%, when compared with net sales of $482 million for the same period in 2016. On a daily basis, sales increased 13% and consisted of the following:

Percent Increase/(Decrease)
Price/volume	15
Foreign exchange	(2)
Total	13%

Operating earnings were $27 million for the third quarter of 2017 up $2 million compared to the third quarter of 2016. The operating earnings included strong results from the single channel online businesses.

Other Income and Expense
Other income and expense was $31 million of expense in the third quarter of 2017 compared to $29 million of expense in the third quarter of 2016. The increase in expense was primarily due to interest expense from the additional $400 million in long-term debt issued in May 2017.

Income Taxes
For the quarter, the effective tax rate was 31.7% versus 34.0% in 2016. The decrease is primarily due to higher benefits primarily from the Company's investments in clean energy along with solar energy and higher foreign tax credits.

Matters Affecting Comparability
There were 191 sales days in the nine months ended September 30, 2017 compared to 192 sales days in 2016.

Results of Operations – Nine Months Ended September 30, 2017
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars):

	Nine Months Ended September 30,
			Percent Increase/(Decrease)	As a Percent of Net Sales
	2017 (A)	2016 (A)		2017	2016
Net sales	$7,792	$7,666	2%	100.0%	100.0%
Cost of merchandise sold	4,716	4,542	4%	60.5	59.2
Gross profit	3,076	3,125	(2)%	39.5	40.8
Operating expenses	2,268	2,180	4%	29.1	28.4
Operating earnings	809	945	(14)%	10.4	12.3
Other expense	81	72	13%	1.0	0.9
Income taxes	267	309	(14)%	3.4	4.0
Noncontrolling interest	26	19	35%	0.3	0.3
Net earnings attributable to W.W. Grainger, Inc.	$435	$545	(20)%	5.6%	7.1%

(A) May not sum due to rounding

Grainger’s net sales of $7,792 million for the nine months ended September 30, 2017 increased 2% compared with sales of $7,666 million for the comparable 2016 period. On a daily basis, sales increased 2% and consisted of the following:

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Percent Increase/(Decrease)
Volume	7
Seasonal sales	(1)
Price	(4)
Total	2%

The increase in net sales was primarily driven by the single channel online businesses, as well as volume increases in the U.S. business as a result of the pricing actions. Refer to the Segment Analysis below for further details.

In the nine months ended September 30, 2017, eCommerce sales for Grainger were $4,029 million, an increase of 14% over the prior year. Total eCommerce sales represented 52% and 46% of total sales for the nine months ended September 30, 2017 and 2016, respectively. The increase was primarily driven by Grainger.com and other electronic purchasing platforms in the U.S. and the single channel online businesses. If the Company included KeepStock®, the electronic inventory management offering, total eCommerce and KeepStock® sales would represent 58% and 52% of total sales for the nine months ended September 30, 2017 and 2016, respectively.

Gross profit of $3,076 million for the nine months ended September 30, 2017 decreased 2% compared with $3,125 million in the same period in 2016. The gross profit margin during the nine months ended September 30, 2017 decreased 1.3 percentage points when compared to the same period in 2016, driven primarily by the pricing actions in the U.S. business.

Operating expenses of $2,268 million for the nine months ended September 30, 2017 increased 4% compared with $2,180 million for the comparable 2016 period. The increase was primarily due to the following:

•
$2 million, net in restructuring in the U.S., primarily related to the costs incurred in the consolidation of the contact center network and asset write-downs, offset by gains on the sales of branches compared to $12 million, net in 2016. These costs primarily related to involuntary employee termination costs offset by gains on the sales of branches.

•	$27 million in restructuring due to branch closures and asset write-downs in Canada compared to $15 million in 2016.

•	$41 million in restructuring in other businesses, primarily related to the wind-down of operations in Colombia.
Excluding restructuring costs, gains on the sale of assets and other charges in both periods, operating expenses increased 3%, driven primarily by higher employee related costs.

Operating earnings for the nine months ended September 30, 2017 were $809 million, a decrease of $137 million or 14%, compared to the nine months ended September 30, 2016. Excluding restructuring costs, gains on the sale of assets and other charges in both periods, operating earnings decreased $117 million or 12%, driven primarily by lower gross profit and higher operating expenses.

Net earnings attributable to W.W. Grainger, Inc. for the nine months ended September 30, 2017 decreased 20% to $435 million from $545 million in the nine months ended September 30, 2016.

Diluted earnings per share of $7.39 in the nine months ended September 30, 2017 were 16% lower than the $8.82 for the nine months ended September 30, 2016, due to lower earnings partially offset by lower average shares outstanding.

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

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended
	September 30,
	2017	2016	%
Operating earnings reported	$808,723	$945,269	(14)%
Restructuring (U.S.)	29,757	29,035
Branch gains (U.S.)	(28,032)	(16,543)
Other charges (U.S.)	(3,023)	—
Restructuring (Canada)	26,509	15,499
Inventory reserve adjustment (Canada)	—	9,847
Restructuring (Other Businesses)	41,300	—
Restructuring (Unallocated expense)	—	8,947
Subtotal	66,511	46,785
Operating earnings adjusted	$875,234	$992,054	(12)%

Segment Analysis
The following comments at the segment and business unit level include external and intersegment net sales and operating earnings. See Note 8 to the Condensed Consolidated Financial Statements.

United States
Net sales were $5,969 million for the nine months ended September 30, 2017 and were relatively flat when compared with net sales of $5,973 million for the same period in 2016. On a daily basis, sales were flat and consisted of the following:

Percent Increase/(Decrease)
Volume	5
Intercompany sales to Zoro	1
Seasonal sales	(1)
Price	(5)
Total	0%

Sales to customers in natural resources and retail end markets increased mid-single digits, while heavy manufacturing and government increased low single digits. The sales growth was partially offset by declines in contractors and commercial services. Volume increased year over year primarily driven by the pricing actions.

In the nine months ended September 30 2017, eCommerce sales for the U.S. business were $3,024 million, an increase of 10% over the prior year. Total eCommerce sales represented 51% and 46% of total sales for the nine months ended September 30, 2017 and 2016, respectively. The increase was primarily driven by Grainger.com and other electronic purchasing platforms. If the Company included KeepStock®, the electronic inventory management offering, total eCommerce and KeepStock® sales would represent 57% and 53% of total sales for the nine months ended September 30, 2017 and 2016, respectively.

The gross profit margin for the nine months ended September 30, 2017 decreased 1.6 percentage points compared to the same period in 2016, primarily driven by the pricing actions.

Operating expenses were flat for the nine months ended September 30, 2017 versus the nine months ended September 30, 2016. Excluding restructuring costs, net gains on the sale of assets and divestiture and other charges in both periods mentioned above, operating expenses increased 1%.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings of $923 million for the nine months ended September 30, 2017 decreased 10% from $1,023 million for the nine months ended September 30, 2016. Excluding restructuring costs, gains on the sale of assets and divestiture and other charges in both periods, operating earnings decreased 11%, driven primarily by the pricing actions.

Canada
Net sales of $563 million for the nine months ended September 30, 2017 an increase of 2% when compared with $552 million for the same period in 2016. On a daily basis, sales increased 3% and consisted of the following:

Percent Increase/(Decrease)
Volume	3
Wildfire impact	1
Foreign exchange	1
Holiday timing	(1)
Price	(1)
Total	3%

In the nine months ended September 30, 2017, eCommerce sales for the Canadian business were $96 million, an increase of 35% over the prior year. Total eCommerce sales represented 17% and 13% of total sales for the nine months ended September 30, 2017 and 2016, respectively. If the Canadian business included KeepStock®, the electronic inventory management offering, total eCommerce and KeepStock® sales would represent 31% and 25% of total sales for the nine months ended September 30, 2017 and 2016, respectively.

The gross profit margin increased 0.9 percentage points in the nine months ended September 30, 2017 versus the nine months ended September 30, 2016, largely due to a favorable comparison to an inventory adjustment in the second quarter of 2016 that did not repeat in 2017, partially offset by price deflation, cost inflation and higher freight costs from an increase in shipping directly to customers in 2017.

Operating expenses in the nine months ended September 30, 2017 were $229 million compared to $216 million for the nine months ended September 30, 2016. Excluding restructuring costs in both periods, operating expenses would have increased 1%.

Operating losses were $59 million for the nine months ended September 30, 2017 versus $55 million in the nine months ended September 30, 2016. Excluding the restructuring costs and the inventory adjustment, operating losses would have been $33 million compared to $30 million in the prior year. The higher loss was primarily driven by higher operating expenses.

Other Businesses
Net sales for other businesses, were $1,561 million for the nine months ended September 30, 2017, an increase of $160 million or 11% when compared with net sales of $1,401 million for the same period in 2016. On a daily basis, sales increased 12% and consisted of the following:

Percent Increase/(Decrease)
Volume	15
Foreign exchange	(3)
Total	12%

Operating earnings of $44 million in the nine months ended September 30, 2017 decreased by $32 million compared to $76 million in the nine months ended September 30, 2016. Operating earnings in 2017 included a $41 million charge primarily for the wind-down of the business in Colombia partially offset by strong performance from the single channel online businesses.

Other Income and Expense
Other income and expense was $81 million of expense in the nine months ended September 30, 2017 compared to $72 million of expense in the nine months ended September 30, 2016. The increase in expense was primarily due to

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

interest expense from the $400 million of additional long-term debt issued in May 2017, as well as increased losses from the Company's investments in clean energy.

Income Taxes
Grainger’s effective tax rates were 36.7% and 35.4% for the nine months ended September 30, 2017 and 2016, respectively. The increase was primarily due to the wind-down of the business in Colombia and the inability to realize the associated tax benefits, partially offset by incremental tax credits from the Company's investment in clean energy and the benefit of stock awards. The 2016 tax rate also included a benefit from the federal income tax audit resolution for the tax years 2009 through 2012 and other discrete items.

Financial Condition

Cash Flow
Net cash provided by operating activities was $721 million and $689 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in cash provided is primarily the result of lower payments related to employee benefits, partially offset by lower earnings and higher working capital. Net cash provided had been reported as $670 million in the prior year. The $689 million is based on the adoption of ASU 2016-09, which required retrospective reclassification of $19 million from operating activities to financing activities. The reclassification relates to employee taxes paid as part of the exercise of stock options.

Net cash used in investing activities was $100 million and $185 million in the nine months ended September 30, 2017 and 2016, respectively. The decrease in net cash used was driven by lower additions to property, buildings and equipment compared to the prior year and higher proceeds from the sales of branch real estate assets and the U.S. specialty business divestiture when compared to the prior year.

Net cash used in financing activities was $619 million compared to $518 million in the nine months ended September 30, 2017 and 2016, respectively. The increase in net cash used in financing activities of $101 million was primarily driven by lower proceeds of long-term debt and higher net payments of commercial paper, offset by lower stock repurchases in 2017 compared to 2016 and lower payments of long-term debt.

Working Capital
Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt and current maturities of long-term debt).

Working capital at September 30, 2017 was $1,740 million, an increase of $18 million when compared to $1,722 million at December 31, 2016, primarily due to an increase in accounts receivable partially offset by increases in current liabilities. The working capital assets to working capital liabilities ratio decreased to 2.3 at September 30, 2017, from 2.4 at December 31, 2016.

Debt
Grainger maintains a debt ratio and liquidity position that provide flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit. Total interest-bearing debt as a percent of total capitalization was 55.0% at September 30, 2017 and 54.1% at December 31, 2016.

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

As previously disclosed, on April 5, 2013, David Davies filed a putative class action lawsuit in the Circuit Court of Cook County, Illinois under the Telephone Consumer Protection Act of 1991, as amended by the Junk Fax Prevention Act of 2005, and sought certification of a class of persons who may have received one or more faxes the Company sent in connection with a 2009 marketing campaign. The Company removed the suit to the Federal District Court for the Northern District of Illinois (the “District Court”). On June 27, 2014, the District Court refused to certify the class. The United States Court of Appeals for the Seventh Circuit denied Davies’ petition for immediate review of that ruling. The Company has now entered into an individual settlement with Davies resolving all of his claims on terms not material to the Company. The case was dismissed with prejudice on September 28, 2017.

W.W. Grainger, Inc. and Subsidiaries

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities – third quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1 – July 31	245,081	$170.24	245,081	4,187,194
Aug. 1 – Aug. 31	342,665	$163.10	342,665	3,844,529
Sept. 1 – Sept. 30	131,462	$170.47	131,462	3,713,067
Total	719,208	$166.88	719,208

(A)	There were no shares withheld to satisfy tax withholding obligations.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

(C)
Purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors on April 6, 2015. The program has no specified expiration date. Activity is reported on a trade date basis.

Item 6.        Exhibits.

A list of exhibits filed with this report on Form 10-Q is provided in the Exhibit Index on page 32 of this report.

W.W. Grainger, Inc. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. Grainger, Inc.
(Registrant)
Date:	October 26, 2017	By:	/s/ R. L. Jadin
R. L. Jadin, Senior Vice President and Chief Financial Officer
Date:	October 26, 2017	By:	/s/ E. R. Tapia
E. R. Tapia, Vice President and Controller

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.1
Credit Agreement, dated as of October 6, 2017 by and among W.W. Grainger, Inc., the lenders party thereto and U.S. Bank National Association, As Administrative Agent. (filed as Exhibit 10.1 to W. W. Grainger, Inc.'s Current Report on Form 8-K on October 6, 2017, and incorporated herein by reference.

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