Form 10-Q
period 2018-03-31
GRAINGER W W INC
filed 2018-04-27
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes [  ]  No [X]

There were 56,017,200 shares of the Company’s Common Stock, par value $0.50, outstanding as of March 31, 2018.

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net sales	$2,766,401	$2,541,129
Cost of merchandise sold	1,674,642	1,521,937
Gross profit	1,091,759	1,019,192
Warehousing, marketing and administrative expenses	756,929	726,691
Operating earnings	334,830	292,501
Other income (expense):
Interest income	628	193
Interest expense	(24,665)	(18,713)
Loss from equity method investment	(11,497)	(8,374)
Other, net	7,698	5,066
Total other expense, net	(27,836)	(21,828)
Earnings before income taxes	306,994	270,673
Income taxes	66,209	87,820
Net earnings	240,785	182,853
Less: Net earnings attributable to noncontrolling interest	9,250	8,109
Net earnings attributable to W.W. Grainger, Inc.	$231,535	$174,744
Earnings per share:
Basic	$4.09	$2.95
Diluted	$4.07	$2.93
Weighted average number of shares outstanding:
Basic	56,062,607	58,720,066
Diluted	56,403,246	59,202,882
Cash dividends paid per share	$1.28	$1.22

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net earnings	$240,785	$182,853
Other comprehensive earnings:
Foreign currency translation adjustments	23,116	29,303
Postretirement benefit plan reclassification, net of tax benefit of $825 and $879, respectively	(2,439)	(1,398)
Other	5	(12)
Comprehensive earnings, net of tax	261,467	210,746
Less: Comprehensive earnings attributable to noncontrolling interest
Net earnings	9,250	8,109
Foreign currency translation adjustments	8,360	5,532
Comprehensive earnings attributable to W.W. Grainger, Inc.	$243,857	$197,105

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)

	(Unaudited)
	As of	As of
ASSETS	March 31, 2018	Dec 31, 2017
CURRENT ASSETS
Cash and cash equivalents	$302,015	$326,876
Accounts receivable (less allowances for doubtful
accounts of $30,148 and $29,267, respectively)	1,428,233	1,325,186
Inventories – net	1,434,609	1,429,199
Prepaid expenses and other assets	116,318	86,667
Prepaid income taxes	25,987	38,061
Total current assets	3,307,162	3,205,989
PROPERTY, BUILDINGS AND EQUIPMENT	3,439,914	3,444,660
Less: Accumulated depreciation and amortization	2,069,843	2,052,693
Property, buildings and equipment – net	1,370,071	1,391,967
DEFERRED INCOME TAXES	33,300	22,362
GOODWILL	549,418	543,903
INTANGIBLES - NET	570,134	569,115
OTHER ASSETS	72,726	70,918
TOTAL ASSETS	$5,902,811	$5,804,254
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$137,643	$55,603
Current maturities of long-term debt	30,279	38,709
Trade accounts payable	748,372	731,582
Accrued compensation and benefits	181,055	254,560
Accrued contributions to employees' profit sharing plans	29,890	92,682
Accrued expenses	324,319	313,766
Income taxes payable	52,774	19,759
Total current liabilities	1,504,332	1,506,661
LONG-TERM DEBT (less current maturities)	2,244,406	2,248,036
DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	121,767	111,710
EMPLOYMENT-RELATED AND OTHER NON-CURRENT LIABILITIES	106,400	110,114
SHAREHOLDERS' EQUITY
Cumulative Preferred Stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; 109,659,219 shares issued	54,830	54,830
Additional contributed capital	1,065,326	1,040,493
Retained earnings	7,564,319	7,405,192
Accumulated other comprehensive losses	(122,353)	(134,674)
Treasury stock, at cost – 53,642,019 and 53,330,356 shares, respectively	(6,791,524)	(6,675,709)
Total W.W. Grainger, Inc. shareholders’ equity	1,770,598	1,690,132
Noncontrolling interest	155,308	137,601
Total shareholders' equity	1,925,906	1,827,733
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,902,811	$5,804,254
  The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$240,785	$182,853
Provision for losses on accounts receivable	3,552	3,918
Deferred income taxes and tax uncertainties	(1,660)	(7,632)
Depreciation and amortization	63,931	62,249
Gains from sales of assets, net of write-offs	(5,714)	(10,966)
Stock-based compensation	11,652	6,757
Losses from equity method investment	11,497	8,374
Change in assets and liabilities:
Accounts receivable	(94,221)	(95,419)
Inventories	3,136	27,826
Prepaid expenses and other assets	(32,951)	(25,943)
Trade accounts payable	13,244	18,051
Other current liabilities	(102,664)	(64,171)
Current income taxes payable, net	43,844	73,227
Accrued employment-related benefits cost	(6,950)	1,520
Other – net	(596)	302
Net cash provided by operating activities	146,885	180,946
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment and intangibles	(49,149)	(78,768)
Proceeds from sales of assets	25,987	48,306
Equity method investment	(8,115)	(7,067)
Net cash used in investing activities	(31,277)	(37,529)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in commercial paper	89,904	34,946
Borrowings under lines of credit	10,185	9,883
Payments against lines of credit	(19,923)	(9,167)
Proceeds from issuance of long-term debt	103	3,917
Payments of long-term debt	(25,288)	(6,235)
Proceeds from stock options exercised	59,003	26,345
Payments for employee taxes withheld from stock awards	(14,878)	(11,625)
Purchase of treasury stock	(172,917)	(159,146)
Cash dividends paid	(72,254)	(72,118)
Net cash used in financing activities	(146,065)	(183,200)
Exchange rate effect on cash and cash equivalents	5,596	4,438
NET CHANGE IN CASH AND CASH EQUIVALENTS	(24,861)	(35,345)
Cash and cash equivalents at beginning of year	326,876	274,146
Cash and cash equivalents at end of period	$302,015	$238,801

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BACKGROUND AND BASIS OF PRESENTATION

W.W. Grainger, Inc. is a broad line, business-to-business distributor of maintenance, repair and operating (MRO) supplies, and other related products and services.  W.W. Grainger, Inc.’s operations are primarily in the United States (U.S.) and Canada, with a presence in Europe, Asia and Latin America.  In this report, the words “Company” or “Grainger” mean W.W. Grainger, Inc. and its subsidiaries, except where the context makes it clear that the reference is only to W.W. Grainger, Inc. itself and not its subsidiaries.

The Condensed Consolidated Financial Statements of the Company and the related notes are unaudited and should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 26, 2018.

The Condensed Consolidated Balance Sheet as of December 31, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

The unaudited financial information reflects all adjustments (primarily consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the statements contained herein.

2.    NEW ACCOUNTING STANDARDS

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12, 2016-20 and 2017-05. The core principle of these ASUs, among other changes, is that an entity should recognize revenue when it transfers promised products or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those products or services. The Company elected the modified retrospective method and adopted the new revenue guidance effective January 1, 2018, with no impact to the opening retained earnings.

Grainger assessed the impact of the new standard on the Company's process of evaluating customer contracts which primarily resulted in the reclassification of certain service-related costs from Warehousing, marketing and administrative expenses to Cost of merchandise sold to reflect certain Company customer contracts with dual performance obligations.
The new standard also expanded the Company's qualitative and quantitative disclosures related to revenue recognition. The timing of revenue recognition under the new revenue recognition standard was consistent with the Company’s prior revenue recognition model, whereby revenue is recognized primarily on the date products are shipped to, or picked up by the customer. See Note 3 to the Condensed Consolidated Financial Statements (Financial Statements).

Adoption of the new standard did not and is not expected to have an ongoing material impact on the Company's Financial Statements.

Other

In January 2016, the FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities. This change to the financial instrument model primarily affects the accounting for equity investments, financial liabilities under the fair value options and the presentation and disclosure requirements for financial instruments. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments. This ASU provides technical corrections and improvements intended to clarify certain aspects of recognizing and measuring financial assets and liabilities. The effective date of these ASUs was for fiscal years and interim periods beginning after December 15, 2017. The Company adopted these ASUs as of January 1, 2018, and they did not have a material impact on the Company's Financial Statements.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU improves transparency and comparability related to the accounting and reporting of leasing arrangements, including balance sheet recognition for assets and liabilities associated with rights and obligations created by leases with terms greater than twelve months, among other changes. In January 2018, the FASB issued ASU 2018-01, Leases: Land Easement Practical Expedient for Transition. This ASU clarifies the accounting and reporting of land easements. The effective date of these ASUs is for fiscal years and interim periods beginning after December 15, 2018 and early adoption is permitted. The Company is evaluating the impact of these ASUs.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The effective date of this ASU was for fiscal years and interim periods beginning after December 15, 2017. The Company adopted this ASU as of January 1, 2018, and it did not have a material impact on the Company's Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The effective date of this ASU was for fiscal years and interim periods beginning after December 15, 2017. The Company adopted this ASU as of January 1, 2018, and it did not have a material impact on the Company's Financial Statements.

In March 2017, the FASB issued ASU 2017-07, Compensation Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU improves the presentation of net periodic pension cost and net periodic postretirement benefit cost. The effective date of this ASU was for fiscal years and interim periods beginning after December 15, 2017. The Company adopted this ASU as of January 1, 2018. This ASU was applied retrospectively for the presentation of the net periodic postretirement cost components in the Condensed Consolidated Statement of Earnings for the quarter ended March 31, 2017 and prospectively, after the effective date. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The impact of the ASU for the three months ended March 31, 2017 was an increase of $3.0 million in Warehousing, marketing and administrative expense offset by a reduction in Total other expense, net of $3.0 million related to the reclassification of interest cost, expected return on plan assets and amortization of unrecognized gains and prior service credits. See Note 7 to the Financial Statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this ASU were effective for public entities for fiscal years and interim periods beginning after December 15, 2017. The Company adopted this ASU as of January 1, 2018, and it did not have a material impact on the Company's Financial Statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows a reclassification from Accumulated other comprehensive earnings to Retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act. The effective date of this ASU is for fiscal years and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company is evaluating the impact of this ASU.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.    REVENUE

Company revenue is primarily comprised of MRO product sales and related activities, such as freight and services.

Recognition

The Company recognizes revenue when a sales arrangement with a customer exists (e.g., contract, purchase orders, others), transaction price is fixed or determinable and the Company has satisfied its performance obligation per the sales arrangement. Company sales arrangements have standard payment terms that do not exceed a year.

The majority of Company revenue originates from contracts with a single performance obligation to deliver products, whereas the Company’s performance obligations are satisfied when control of the product is transferred to the customer per the arranged shipping terms. Some Company contracts contain a combination of product sales and services which are distinct and accounted for as separate performance obligations. The Company’s performance obligations for services are satisfied when the services are rendered within the arranged service period. Total service revenue is not material and accounted for approximately 1% of total Company revenue for the three months ended March 31, 2018.

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have any material unsatisfied performance obligations, contract assets or liabilities as of March 31, 2018 and December 31, 2017.

Measurement

The Company’s revenue is reported as Net sales and is measured as the determinable transaction price, net of any variable considerations (e.g., rights to return product, sales incentives, others) and any taxes collected from customers and subsequently remitted to governmental authorities. The Company considers shipping and handling as activities to fulfill its performance obligation. Billings for freight and shipping and handling costs are accounted for as Net sales and Cost of merchandise sold, respectively.

The Company offers customers rights to return product and sales incentives, which primarily consist of volume rebates. The Company’s rights of return and sales incentives generally do not exceed a year. The Company estimates sales returns and volume rebate accruals throughout the year based on various factors, including contract terms, historical experience and performance levels. Total accrued sales incentives were approximately $49 million and $55 million as of March 31, 2018 and December 31, 2017, respectively, and are reported as part of Accrued expenses. Total accrued sales returns were approximately $26 million and $28 million as of March 31, 2018 and December 31, 2017, respectively, and are reported as a reduction of Accounts receivable - net.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Disaggregation of Revenues

Grainger serves a large number of customers in diverse industries, which are subject to different economic and industry factors. The Company's presentation of revenue by industry most reasonably depicts how the nature, amount, timing and uncertainty of Company revenue and cash flows are affected by economic and industry factors. The following table presents the Company's percentage of revenue by reportable segment and by major customer industry for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
	United States	Canada	Total Company (2)
Government	17%	7%	13%
Heavy Manufacturing	20%	20%	19%
Light Manufacturing	13%	5%	11%
Transportation	5%	8%	5%
Commercial	16%	10%	13%
Retail/Wholesale	8%	4%	7%
Contractors	10%	12%	8%
Natural Resources	3%	31%	4%
Other (1)	8%	3%	20%
Total net sales	100%	100%	100%
Percent of Total Company Revenue	72%	7%	100%
(1) Other category primarily includes revenue from individual customers not aligned to any industry segment, including small business and consumers and intersegment net sales.
(2) Total Company includes other businesses which include the Company's single channel businesses and small operations in the U.S., Europe, Asia and Latin America and account for approximately 21% of revenue.

Cost of Merchandise Sold

Cost of merchandise sold included products and product-related costs, vendor consideration, freight and handling costs and service costs.

4.    GOODWILL AND INTANGIBLE ASSETS

Grainger had approximately $1.1 billion of goodwill and intangible assets as of March 31, 2018 and December 31, 2017, or 19% of total assets. Grainger tests reporting units' goodwill and intangible assets for impairment annually during the fourth quarter and more frequently if impairment indicators exist. Accordingly, Grainger periodically performs qualitative assessments of significant events and circumstances such as reporting units' historical and current results, assumptions regarding future performance, strategic initiatives and overall economic factors to determine the existence of impairment indicators and assess if it is more likely than not that the fair value of reporting units or intangible assets is less than their carrying value and if a quantitative impairment test is necessary. In the quantitative test for goodwill and indefinite-lived intangible assets, Grainger compares the assets' carrying value with the fair value and records an impairment charge for any excess of carrying over fair value. For amortizable intangibles, an impairment loss is recognized when estimated undiscounted future cash flows resulting from use of the asset, including disposition, are less than the carrying value of the asset, and is measured as the amount by which the asset's carrying amount exceeds the fair value.

Grainger's qualitative assessment for the three months ended March 31, 2018 did not indicate the presence of impairment triggering events. Changes in assumptions regarding discount rate and future performance, as well as the ability to execute on growth initiatives and productivity improvements, may have a significant impact on future cash flows. Likewise, unfavorable economic environment and changes in market conditions or other factors may result in future impairments of goodwill and intangible assets.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.     RESTRUCTURING

The Company continues its previously announced restructuring actions to reduce costs in the U.S. and Company level (Unallocated expense) and to streamline and focus on profitability in Canada and other businesses. Restructuring costs, net, for the three months ended March 31, 2018 and 2017 are as follows (in thousands of dollars):

	2018				2017
	Cost of merchandise sold	Warehousing, marketing and administrative expenses		Total	Warehousing, marketing and administrative expenses		Total
		Involuntary employee termination costs	Other charges (gains)		Involuntary employee termination costs	Other charges (gains)
United States	$—	$2,994	$(7,421)	$(4,427)	$3,183	$(9,505)	$(6,322)
Canada	(388)	8,391	2,917	10,920	935	152	1,087
Other businesses	—	1,095	80	1,175	—	—	—
Unallocated expense	—	—	370	370	—	—	—
Total	$(388)	$12,480	$(4,054)	$8,038	$4,118	$(9,353)	$(5,235)

Other charges (gains) primarily include asset impairment charges in Canada and other exit-related costs, net of gains from the sales of branches in the U.S. and Canada businesses.

The following summarizes the restructuring activity for the three months ended March 31, 2018 (in thousands of dollars):

	Non-current assets		Current liabilities
	Current asset write-downs	Fixed assets write-downs and disposals	Involuntary employee termination costs	Lease termination costs	Other costs	Total
Reserves as of December 31, 2017	$13,101	$741	$50,289	4,893	$12,764	$81,788
Restructuring costs, net of (gains)	1,002	(6,090)	12,480	819	(173)	8,038
Cash (paid) received	(744)	7,659	(15,940)	(1,380)	(1,237)	(11,642)
Non-cash, translation and others	(4,482)	(1,973)	(253)	(1,498)	(3,350)	(11,556)
Reserves as of March 31, 2018	$8,877	$337	$46,576	$2,834	$8,004	$66,628

The cumulative amounts incurred to date and expected through the end of 2018 (excluding results of sales of real estate) in connection with the Company's restructuring actions for active programs are as follows (in thousands of dollars):

	Cumulative amount incurred to date	Additional amount expected
United States	$57,971	$1,701
Canada	69,388	11,939
Other businesses	61,891	1,428
Unallocated expense	19,910	—
Total	$209,160	$15,068

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.    SHORT-TERM AND LONG-TERM DEBT

Short-term debt consisted of the following (in thousands of dollars):

	As of	As of
	March 31, 2018	December 31, 2017
Lines of Credit
Outstanding lines of credit	$47,757	$55,603
Maximum month-end balance during the period	$62,525	$55,621
Weighted-average interest rate during the period	2.13%	2.41%
Weighted average interest rate	2.37%	2.01%

Commercial Paper
Outstanding commercial paper	$89,886	$—
Maximum month-end balance during the period	$89,886	$454,696
Weighted-average interest rate during the period	1.70%	0.83%
Weighted average interest rate	1.94%	—%

The increase in commercial paper from December 31, 2017 was primarily used to fund general working capital needs and share repurchases.

Long-term debt consisted of the following (in thousands of dollars):

	As of March 31, 2018		As of December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.60% senior notes due 2045	$1,000,000	$1,060,000	$1,000,000	$1,089,000
3.75% senior notes due 2046	400,000	371,096	400,000	384,200
4.20% senior notes due 2047	400,000	398,912	400,000	410,800
British pound term loan	196,210	196,210	194,574	194,574
Euro term loan	135,531	135,531	131,956	131,956
Canadian dollar revolving credit facility	96,967	96,967	99,388	99,388
Capital lease obligations and other	69,166	69,166	84,274	84,274
	2,297,874	2,327,882	2,310,192	2,394,192
Less current maturities	(30,279)	(30,279)	(38,709)	(38,709)
Debt issuance costs and discounts	(23,189)	(23,189)	(23,447)	(23,447)
	$2,244,406	$2,274,414	$2,248,036	$2,332,036

The estimated fair value of the Company’s 4.20% Senior Notes due 2047, 3.75% Senior Notes due 2046 and 4.60% Senior Notes due 2045 was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as level 2 inputs within the fair value hierarchy. The carrying value of other long-term debt approximates fair value due to their variable interest rates.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.    EMPLOYEE BENEFITS

The Company has a postretirement healthcare benefits plan that provides coverage for a majority of its U.S. employees hired prior to January 1, 2013. Effective January 1, 2018, the Company implemented plan design changes for the post-65 age group. This plan change moves all post-65 Medicare eligible retirees to healthcare exchanges and provides them a subsidy, based on years of service, to purchase insurance.

The net periodic benefit costs for the Company's postretirement healthcare benefits plan which are valued at the measurement date of January 1 for each year and recognized evenly throughout the year, consisted of the following (in thousands of dollars):

	Three Months Ended March 31,
	2018	2017
Warehousing, marketing and administrative expenses
Service cost	$1,629	$1,897
Other income (expense)
Interest cost	1,712	2,149
Expected return on assets	(3,315)	(2,857)
Amortization of unrecognized gains	(840)	(655)
Amortization of prior service credits	(2,424)	(1,622)
Net periodic benefit	$(3,238)	$(1,088)

The Company has established a Group Benefit Trust (Trust) to fund postretirement healthcare plan obligations and process benefit payments. The Company has no minimum funding requirement and did not make a contribution to the Trust during the three months ended March 31, 2018.

8.    INCOME TAXES

The Tax Cut and Jobs Act (the Tax Act) was enacted on December 22, 2017. The Company applied Staff Accounting Bulletin (SAB) 118 when accounting for the enactment-date effects of the Tax Act at December 31, 2017 and recorded estimates primarily related to the revaluation of deferred tax balances and the one-time transition tax. As of March 31, 2018, the Company has not completed the analysis for all of the tax effects of the Tax Act and has not recorded any additional adjustments to the amounts recorded at year-end.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Net earnings attributable to W.W. Grainger, Inc. as reported	$231,535	$174,744
Distributed earnings available to participating securities	(612)	(546)
Undistributed earnings available to participating securities	(1,386)	(932)
Numerator for basic earnings per share – Undistributed and distributed earnings available to common shareholders	229,537	173,266
Undistributed earnings allocated to participating securities	1,386	932
Undistributed earnings reallocated to participating securities	(1,378)	(924)
Numerator for diluted earnings per share – Undistributed and distributed earnings available to common shareholders	$229,545	$173,274
Denominator for basic earnings per share – weighted average shares	56,062,607	58,720,066
Effect of dilutive securities	340,639	482,816
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	56,403,246	59,202,882
Earnings per share two-class method
Basic	$4.09	$2.95
Diluted	$4.07	$2.93

10.    DIVIDEND

On April 25, 2018, the Company’s Board of Directors declared a quarterly dividend of $1.36 per share, payable June 1, 2018, to shareholders of record on May 14, 2018.

11.    SEGMENT INFORMATION

Grainger's two reportable segments are the U.S. and Canada. These reportable segments reflect the results of the Company's businesses in those geographies, except for Zoro Tools, Inc. (Zoro) in the U.S. and other small businesses. Other businesses include the Company's single channel businesses (Zoro and MonotaRO in Japan) and small operations in the U.S., Europe, Asia and Latin America. These businesses individually do not meet the criteria of a reportable segment.

Following is a summary of segment results (in thousands of dollars):

	Three Months Ended March 31, 2018
	United States	Canada	Other businesses	Total
Total net sales	$2,107,686	$181,764	$588,092	$2,877,542
Intersegment net sales	(110,181)	(18)	(942)	(111,141)
Net sales to external customers	$1,997,505	$181,746	$587,150	$2,766,401
Segment operating earnings	$356,504	$(20,157)	$36,422	$372,769

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2017
	United States	Canada	Other businesses	Total
Total net sales	$1,953,444	$186,141	$497,407	$2,636,992
Intersegment net sales	(95,073)	(12)	(778)	(95,863)
Net sales to external customers	$1,858,371	$186,129	$496,629	$2,541,129
Segment operating earnings	$309,642	$(16,729)	$31,507	$324,420

	United States	Canada	Other businesses	Total
Segment assets:
As of March 31, 2018	$2,383,796	$239,683	$661,352	$3,284,831
As of December 31, 2017	$2,309,734	$278,633	$605,452	$3,193,819

Following are reconciliations of segment information with the consolidated totals per the financial statements (in thousands of dollars):

	Three Months Ended March 31,
	2018	2017
Operating earnings:
Total operating earnings for reportable segments	$372,769	$324,420
Unallocated expenses and eliminations	(37,939)	(31,919)
Total consolidated operating earnings	$334,830	$292,501

	As of
Assets:	March 31, 2018	December 31, 2017
Assets for reportable segments	3,284,831	$3,193,819
Other current and non-current assets	2,494,329	2,428,074
Unallocated assets	123,651	182,361
Total consolidated assets	$5,902,811	$5,804,254

Unallocated expenses and assets primarily relate to intercompany eliminations and the Company's headquarters support services, which are not part of any reportable segment. Unallocated expenses are primarily comprised of employee compensation costs, depreciation and other administrative costs and unallocated assets are primarily comprised of non-operating cash and cash equivalents, property, buildings and equipment, net, and certain prepaid expenses.

Assets for reportable segments include net accounts receivable and first-in, first-out inventory which are reported to the Company's Chief Operating Decision Maker. Other current and non-current assets include all other assets of the reportable segments.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12.    CONTINGENCIES AND LEGAL MATTERS

From time to time the Company is involved in various legal and administrative proceedings that are incidental to its business, including claims related to product liability, general negligence, contract disputes, cybersecurity incidents, privacy matters, environmental issues, wage and hour laws, intellectual property, employment practices, advertising laws, regulatory compliance, and other matters and actions brought by employees, customers, competitors, suppliers and governmental entities. As a government contractor selling to federal, state and local governmental entities, the Company is also subject to governmental or regulatory inquiries, audits and other proceedings, including those related to contract administration and pricing compliance. It is not expected that the ultimate resolution of any of these matters will have, either individually or in the aggregate, a material adverse effect on the Company's consolidated financial position or results of operations.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General
W.W. Grainger, Inc. (Grainger or Company) is a broad line, business-to-business distributor of maintenance, repair and operating (MRO) supplies and other related products and services with operations primarily in the United States (U.S.) and Canada, with a presence in Europe, Asia and Latin America. More than 3 million customers worldwide rely on Grainger for products such as safety, gloves, ladders, motors and janitorial supplies, along with services like inventory management and technical support. These customers represent a broad collection of industries (see Note 3 in the Condensed Consolidated Financial Statements (Financial Statements)). They place orders online, on mobile devices, through sales representatives, over the phone and at local branches. Approximately 5,200 suppliers provide Grainger with approximately 1.7 million products stocked in Grainger's distribution centers (DCs) and branches worldwide.

Grainger's two reportable segments are the U.S. and Canada (Acklands - Grainger Inc. and its subsidiaries). These reportable segments reflect the results of the Company's businesses in those geographies, except for Zoro Tools, Inc. (Zoro) in the U.S. and other small businesses. Other businesses include the Company's single channel businesses (Zoro and MonotaRO in Japan) and small operations in the U.S., Europe, Asia and Latin America.

Business Environment
Given Grainger's large number of customers and the diverse industries it serves, several economic factors and industry trends tend to shape Grainger’s business environment. The overall economy and leading economic indicators provide general insight into projecting Grainger's growth. Grainger’s sales in the U.S. and Canada tend to positively correlate with Business Investment, Business Inventory, Exports and Industrial Production. In the U.S., sales tend to positively correlate with Gross Domestic Product (GDP). In Canada, sales tend to positively correlate with oil prices. The table below provides these estimated indicators for 2018:

	U.S.		Canada
	Estimated 2017	Forecasted 2018	Estimated 2017	Forecasted 2018
Business Investment	4.8%	7.9%	2.9%	5.0%
Business Inventory	0.7%	2.8%	—	—
Exports	3.4%	4.3%	0.9%	1.5%
Industrial Production	1.6%	3.9%	5.1%	0.2%
GDP	2.3%	2.7%	3.0%	2.4%
Oil Prices	—	—	$51/barrel	$60/barrel
Source: Global Insight U.S. (April 2018), Global Insight Canada (March 2018)

In the U.S., Business Investment and Exports are two major indicators of MRO spending. Business Investment is likely to remain strong during 2018, supported by expanding global markets, lower capital costs and an improving regulatory climate. Canada's GDP and Industrial Production are forecasted to slow in 2018, while Exports and business nonresidental investment (a component of Business Investment) are expected to improve.
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
On April 19, 2018, Grainger raised its 2018 sales and earnings per share guidance to reflect actual results for the three months ended March 31, 2018, including better than expected volume growth in the U.S. and improved gross profit. The Company’s previous 2018 guidance, communicated on January 24, 2018, was sales growth of 3 to 7 percent and

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

earnings per share of $12.95 to $14.15. The Company now expects sales growth of 5 to 8 percent and earnings per share of $14.30 to $15.30 for 2018.

Matters Affecting Comparability
There were 64 sales days in the first quarter of 2018 and 2017.

Results of Operations – Three Months Ended March 31, 2018
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars):

	Three Months Ended March 31,
			Percent Increase/(Decrease)	As a Percent of Net Sales
	2018 (A)	2017 (A)		2018	2017
Net sales	$2,766	$2,541	9%	100.0%	100.0%
Cost of merchandise sold	1,675	1,522	10%	60.5	59.9
Gross profit	1,092	1,019	7%	39.5	40.1
Warehousing, marketing and administrative expenses	757	727	4%	27.4	28.6
Operating earnings	335	293	14%	12.1	11.5
Other expense, net	28	22	28%	1.0	0.9
Income taxes	66	88	(25)%	2.4	3.5
Net earnings	241	183
Noncontrolling interest	9	8	14%	0.3	0.3
Net earnings attributable to W.W. Grainger, Inc.	$232	$175	32%	8.4%	6.9%

(A) May not sum due to rounding

Grainger’s net sales of $2,766 million for the first quarter of 2018 increased 9% compared with sales of $2,541 million for the comparable 2017 quarter. Sales increased 9% for the quarter and consisted of the following:

Percent Increase/(Decrease)
Volume	8
Foreign exchange	2
Seasonal	1
Price	(1)
Divestiture	(1)
Total	9%

The increase in net sales was primarily driven by volume increases in the U.S. business due to market share gain and an improved demand environment, continued double digit growth in the single channel online businesses in the U.S. and Japan and improved sales growth in Europe and Latin American businesses, offset by lower sales in the Canada business. See Note 3 to the Financial Statements. Refer to the Segment Analysis below for further details.

In the three months ended March 31, 2018, eCommerce sales for Grainger were $1,469 million, an increase of 18% over the prior year. Total eCommerce sales represented 53% and 49% of total sales for the three months ended March 31, 2018 and 2017, respectively. The increase was primarily driven by Grainger.com and other electronic purchasing platforms in the U.S. and across all single channel online businesses. If the Company included KeepStock®, the electronic inventory management offering, total eCommerce and KeepStock® sales would represent 62% and 59% of total sales for the three months ended March 31, 2018 and 2017, respectively.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Gross profit of $1,092 million for the first quarter of 2018 increased $73 million, or 7% compared to the same quarter in 2017. The gross profit margin of 39.5% during the first quarter of 2018 decreased 0.6 percentage points when compared to the same quarter in 2017, driven primarily by the strategic pricing actions in the U.S., partially offset by positive customer mix and improved performance in the Canada business.

Operating expenses of $757 million for the first quarter of 2018 increased 4% from $727 million for the comparable 2017 quarter. Excluding restructuring costs and net gains on the sale of branches in both periods as noted in the table below, operating expenses increased 2%, driven primarily by higher employee related costs.

Operating earnings for the first quarter of 2018 were $335 million, an increase of 14% compared to the first quarter of 2017. Excluding restructuring costs and net gains on the sale of branches in both periods as noted in the table below, operating earnings increased 19% or $56 million, driven primarily by higher sales and strong expense leverage.

Other expense, net was $28 million for the first quarter of 2018, an increase of 28% compared to the first quarter of 2017. The increase in expense was primarily due to incremental interest expense on $400 million in long-term debt issued in May 2017 as well as higher operating losses from the Company's clean energy investments.

Income taxes of $66 million for the first quarter of 2018 decreased $22 million or 25% compared with $88 million for the comparable 2017 quarter. Grainger's effective tax rates were 21.6% and 32.4% for the three months ended March 31, 2018 and 2017, respectively. The lower effective tax rate versus the prior year is primarily due to the Tax Cut and Jobs Act (the Tax Act). The Company is currently projecting an effective tax rate of 23% to 26% for the year 2018. The first quarter tax rate was below the full year range primarily due to the benefit from stock based awards. Future tax benefits from stock based awards are not estimated in the full year projection.

The table below reconciles reported net earnings attributable to W.W. Grainger, Inc. determined in accordance with U.S. generally accepted accounting principles (GAAP) to adjusted net earnings, a non-GAAP measure. Management believes adjusted net earnings is an important indicator of operations because it excludes items that may not be indicative of core operating results. Because non-GAAP financial measures are not standardized, it may not be possible to compare this financial measure with other companies' non-GAAP financial measures having the same or similar names (in thousands of dollars):

	Three Months Ended
	March 31,
	2018	2017	%
Net earnings reported	$231,535	$174,744	32%
Restructuring (U.S.)	2,365	1,919
Branch gains (U.S.)	(5,741)	(5,878)
Restructuring (Canada)	8,330	803
Restructuring (Other businesses)	950	—
Restructuring (Unallocated expense)	282	—
Subtotal	6,186	(3,156)
Net earnings adjusted	$237,721	$171,588	39%

Net earnings attributable to W.W. Grainger, Inc. for the first quarter of 2018 increased 32% to $232 million from $175 million in the first quarter of 2017. The increase in net earnings primarily resulted from higher operating earnings and lower income taxes. Excluding restructuring costs and gains on the sale of branches primarily in the U.S. business from both periods mentioned above, net earnings increased 39%.

Diluted earnings per share of $4.07 in the first quarter of 2018 was up 39% versus the $2.93 for the first quarter of 2017, due to higher earnings and lower average shares outstanding. Excluding restructuring costs and net gains on the sale of branches from both periods mentioned above, diluted earnings per share would have been $4.18 compared to $2.88 in 2017, an increase of 45%.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Segment Analysis
The following comments at the segment and other businesses level include external and intersegment net sales and operating earnings. See Note 11 to the Financial Statements.

United States
Net sales were $2,108 million for the first quarter of 2018, an increase of $155 million, or 8%, when compared with $1,953 million for the same period in 2017. Sales increased 8% for the quarter and consisted of the following:

Percent Increase/(Decrease)
Volume	9
Seasonal	1
Intercompany to Zoro	1
Divestiture	(1)
Price	(2)
Total	8%

Sales to customers in the reseller and retail/wholesale end markets increased low double digits, heavy manufacturing , contractors and government increased high single digits and the remaining end markets increased low single digits. Overall, these revenue increases were primarily driven by market share gains and improved demand in all industries, partially offset by the U.S. business strategic pricing actions. See Note 3 to the Financial Statements.

In the three months ended March 31, 2018, eCommerce sales for the U.S. business were $1,073 million, an increase of 15% over the prior year. Total eCommerce sales represented 51% and 48% of total sales for the three months ended March 31, 2018 and 2017, respectively. The increase was primarily driven by Grainger.com and other electronic purchasing platforms. If the U.S. business included KeepStock®, total eCommerce and KeepStock® sales would represent 61% and 59% of total sales for the three months ended March 31, 2018 and 2017, respectively.

Gross profit of $850 million for the first quarter of 2018 increased $44 million, or 5% compared to the same quarter in 2017 driven by higher sales volume. The gross profit margin for the first quarter of 2018 decreased 1.0 percentage points compared to the same period in 2017, primarily driven by the strategic pricing actions in the U.S. business, partially offset by positive customer mix. The lower gross profit margin includes a 0.6 percentage point decline from the adoption of the Financial Accounting Standards Board's (FASB) revenue recognition standard that reclassifies certain costs related to KeepStock® services from Warehousing, marketing and administrative expenses to Cost of merchandise sold.

Operating expenses of $493 million in the first quarter of 2018 were down $3 million, or 1% versus the first quarter of 2017. Excluding restructuring costs and branch gains in both periods as noted in the table above, operating expenses decreased 1%, driven primarily by professional service costs that did not repeat in the first quarter of 2018. See Note 5 to the Financial Statements.

Operating earnings of $357 million for the first quarter of 2018 increased 15% from $310 million for the first quarter of 2017. Excluding restructuring costs and branch gains in both periods as noted in the table above, operating earnings increased 16% or $49 million, driven primarily by higher sales and improved expense management.

Canada
Net sales were $182 million for the first quarter of 2018, a decrease of $4 million, or 2%, when compared with $186 million for the same period in 2017. In local currency, sales decreased 6%. The 2% decrease consisted of the following:

Percent (Decrease)/Increase
Volume	(13)
Price	7
Foreign exchange	4
Total	(2)%

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In the three months ended March 31, 2018, eCommerce sales for the Canada business were $41 million, an increase of 30% over the prior year. Total eCommerce represented 22% and 17% of total sales for the three months ended March 31, 2018 and 2017, respectively. If the Canada business included KeepStock®, total eCommerce and KeepStock® sales would represent 38% and 29% of total sales for the three months ended March 2018 and 2017, respectively.

Gross profit of $59 million increased $5 million, or 9% and gross profit margin increased 3.3 percentage points in the first quarter of 2018 versus the first quarter of 2017, both primarily due to price increases that began in late 2017.

Operating expenses increased $8 million, or 12%, in the first quarter of 2018 versus the first quarter of 2017. Excluding restructuring costs in both periods as noted in the table above, operating expenses would have decreased 3%, primarily related to lower professional service fees that did not repeat in the first quarter of 2018.

Operating losses were $20 million for the first quarter of 2018 versus losses of $17 million in the first quarter of 2017. Excluding restructuring costs in both periods as noted in the table above, operating losses would have been $9 million compared to $16 million in the prior first quarter.

Other businesses
Net sales for other businesses were $588 million for the first quarter of 2018, an increase of $91 million, or 18%, when compared with $497 million for the same period in 2017. The net sales increase was primarily due to incremental sales for all businesses in Europe, Asia and Latin America. The increase consisted of the following:

Percent Increase
Price/volume	12
Foreign exchange	6
Total	18%

Foreign exchange has improved in the countries that the Company operates in, primarily the Euro, Pound and Yen.

Operating earnings of $36 million for the first quarter of 2018 were up $4 million compared to the first quarter of 2017. Excluding restructuring costs in 2018, operating earnings increased $6 million or 19%, due to strong performance from the single channel online businesses.

Financial Condition

Cash Flow
Net cash provided by operating activities was $147 million and $181 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in cash provided by operating activities is primarily the result of higher payments related to employee variable compensation and benefits payable under annual incentive plans and higher direct purchases, partially offset by higher operating cash earnings when compared to the prior year.

Net cash used in investing activities was $31 million and $38 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in net cash used in investing activities was driven by lower additions to property, buildings and equipment compared to the prior year and lower proceeds from the sales of branches in the U.S. business when compared to the prior year.

Net cash used in financing activities was $146 million and $183 million in the three months ended March 31, 2018 and 2017, respectively. The decrease in net cash used in financing activities was primarily driven by higher proceeds from commercial paper and higher proceeds from the exercise of stock options, offset by higher stock repurchases and higher payments of long-term debt when compared to the prior year.

Working Capital
Internally generated funds are the primary source of working capital and funds used for growth initiatives and capital expenditures. Grainger's working capital is not impacted by significant seasonality trends throughout the year.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt and current maturities of long-term debt). Working capital at March 31, 2018, was $1,889 million, an increase of $220 million when compared to $1,669 million at December 31, 2017. This increase was primarily driven by an increase in operating cash earnings during the first quarter of 2018. At these dates, the ratio of current assets to current liabilities was 2.4 and 2.2, respectively.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit. Total debt, which is defined as total interest-bearing debt (short-term, current and long-term) as a percent of total capitalization was 55.6% at March 31, 2018, and 56.2% at December 31, 2017.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.

Accounting estimates are considered critical when they require management to make subjective and complex judgments, estimates and assumptions about matters that have a material impact on the presentation of Grainger’s financial statements and accompanying notes. For a description of Grainger’s critical accounting estimates, see Grainger's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Board of Directors and with the independent registered, public accounting firm.

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

Important factors that could cause actual results to differ materially from those presented or implied in a forward-looking statement include, without limitation: higher product costs or other expenses; a major loss of customers; loss or disruption of source of supply; increased competitive pricing pressures; failure to develop or implement new technologies or business strategies; the implementation, timing and results of the Company's strategic pricing actions and other responses to market pressures; the outcome of pending and future litigation or governmental or regulatory proceedings, including with respect to wage and hour, anti-bribery and corruption, environmental, advertising, privacy and cybersecurity matters; investigations, inquiries, audits and changes in laws and regulations; disruption of information technology or data security systems; general industry or market conditions; general global economic conditions; currency exchange rate fluctuations; market volatility; commodity price volatility; labor shortages; facilities disruptions or shutdowns; higher fuel costs or disruptions in transportation services; natural and other catastrophes; unanticipated weather conditions; loss of key members of management; the Company's ability to operate, integrate and leverage acquired businesses; changes in credit ratings; changes in effective tax rates; and other factors identified under Item 1A: Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, as updated in the Company's Quarterly Reports on Form 10-Q.

Caution should be taken not to place undue reliance on Grainger's forward-looking statements and Grainger undertakes no obligation to publicly update any of its forward-looking statements, whether as a result of new information, future events or otherwise.

W.W. Grainger, Inc. and Subsidiaries

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in Grainger's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in Grainger's internal control over financial reporting for the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

For a description of certain of the Company’s other legal proceedings, see Note 12 - Contingencies and Legal Matters - to the Condensed Consolidated Financial Statements included under Item 1 - Financial Statements, of Part I of this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities – First quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Jan 1 - Jan 31	555,403	$233.83	555,403	2,303,002
Feb 1 - Feb 28	53,098	$263.51	53,098	2,249,904
Mar 1 - Mar 31	59,883	$267.71	59,883	2,190,021
Total	668,384	$239.22	668,384

(A)	There were no shares withheld to satisfy tax withholding obligations.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

(C)
Purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors on April 6, 2015, up to 15 million shares with no expiration date. Activity is reported on a trade date basis.

W.W. Grainger, Inc. and Subsidiaries

Item 6.        Exhibits.

A list of exhibits filed with this report on Form 10-Q is provided in the Exhibit Index on page 28 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. GRAINGER, INC.
Date:	April 27, 2018	By:	/s/ Ronald L. Jadin
Ronald L. Jadin, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	April 27, 2018	By:	/s/ Eric R. Tapia
Eric R. Tapia, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.1	Separation Agreement and General Release by and between W.W. Grainger, Inc. and Ronald L. Jadin dated April 2, 2018.*
10.2	Form of Separation Agreement and General Release by and between W.W. Grainger, Inc. and Joseph C. High.*
10.3	Form of 2018 W.W. Grainger, Inc. 2015 Incentive Plan Stock Option Agreement between W.W. Grainger, Inc. and certain of its executive officers.*
10.4	Form of 2018 W.W. Grainger, Inc. 2015 Incentive Plan Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers.*
10.5	Form of 2018 W.W. Grainger, Inc. 2015 Incentive Plan Performance Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(*) Management contract or compensatory plan or arrangement.