Form 10-Q
period 2018-06-30
GRAINGER W W INC
filed 2018-07-26
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
OR

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
Yes [  ]  No [X]

There were 56,133,815 shares of the Company’s Common Stock, par value $0.50, outstanding as of June 30, 2018.

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$2,860,212	$2,615,269	$5,626,613	$5,156,398
Cost of goods sold	1,749,271	1,575,313	3,423,913	3,097,250
Gross profit	1,110,941	1,039,956	2,202,700	2,059,148
Selling, general and administrative expenses	766,955	810,876	1,523,884	1,537,567
Operating earnings	343,986	229,080	678,816	521,581
Other income (expense):
Interest income	1,014	465	1,642	658
Interest expense	(22,924)	(22,468)	(47,589)	(41,181)
Losses from equity method investment	(3,043)	(6,121)	(14,540)	(14,495)
Other, net	4,327	6,240	12,025	11,306
Total other expense, net	(20,626)	(21,884)	(48,462)	(43,712)
Earnings before income taxes	323,360	207,196	630,354	477,869
Income taxes	75,617	100,237	141,826	188,057
Net earnings	247,743	106,959	488,528	289,812
Less: Net earnings attributable to noncontrolling interest	10,762	9,038	20,012	17,147
Net earnings attributable to W.W. Grainger, Inc.	$236,981	$97,921	$468,516	$272,665
Earnings per share:
Basic	$4.19	$1.68	$8.29	$4.64
Diluted	$4.16	$1.67	$8.23	$4.61
Weighted average number of shares outstanding:
Basic	56,109,809	58,012,731	56,086,592	58,363,416
Diluted	56,552,644	58,287,312	56,478,645	58,741,262
Cash dividends paid per share	$1.36	$1.28	$2.64	$2.50

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net earnings	$247,743	$106,959	$488,528	$289,812
Other comprehensive (losses) earnings:
Foreign currency translation adjustments	(48,471)	46,543	(25,355)	75,846
Postretirement benefit plan reclassification, net of tax benefit of $825, $878, $1,650 and $1,757, respectively	(2,438)	(1,400)	(4,877)	(2,798)
Other	17	—	22	(12)
Total other comprehensive (losses) earnings	(50,892)	45,143	(30,210)	73,036
Comprehensive earnings, net of tax	196,851	152,102	458,318	362,848
Less: Comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	10,762	9,038	20,012	17,147
Foreign currency translation adjustments	(6,136)	(1,186)	2,224	4,346
Comprehensive earnings attributable to noncontrolling interest	4,626	7,852	22,236	21,493
Comprehensive earnings attributable to W.W. Grainger, Inc.	$192,225	$144,250	$436,082	$341,355

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)

	As of
	(Unaudited)
ASSETS	June 30, 2018	Dec 31, 2017
CURRENT ASSETS
Cash and cash equivalents	$312,461	$326,876
Accounts receivable (less allowances for doubtful
accounts of $26,560 and $29,267, respectively)	1,462,603	1,325,186
Inventories, net	1,464,181	1,429,199
Prepaid expenses and other assets	106,672	86,667
Prepaid income taxes	27,085	38,061
Total current assets	3,373,002	3,205,989
PROPERTY, BUILDINGS AND EQUIPMENT, NET	1,359,908	1,391,967
DEFERRED INCOME TAXES	27,619	22,362
GOODWILL	535,121	543,903
INTANGIBLES, NET	533,641	569,115
OTHER ASSETS	75,281	70,918
TOTAL ASSETS	$5,904,572	$5,804,254
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$54,222	$55,603
Current maturities of long-term debt	30,172	38,709
Trade accounts payable	735,266	731,582
Accrued compensation and benefits	234,791	254,560
Accrued contributions to employees' profit sharing plans	59,375	92,682
Accrued expenses	272,238	313,766
Income taxes payable	38,431	19,759
Total current liabilities	1,424,495	1,506,661
LONG-TERM DEBT (less current maturities)	2,210,358	2,248,036
DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	117,209	111,710
EMPLOYMENT-RELATED AND OTHER NON-CURRENT LIABILITIES	102,241	110,114
SHAREHOLDERS' EQUITY
Cumulative preferred stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common stock – $0.50 par value – 300,000,000 shares authorized; 109,659,219 shares issued	54,830	54,830
Additional contributed capital	1,079,045	1,040,493
Retained earnings	7,724,635	7,405,192
Accumulated other comprehensive losses	(167,109)	(134,674)
Treasury stock, at cost – 53,525,404 and 53,330,356 shares, respectively	(6,797,280)	(6,675,709)
Total W.W. Grainger, Inc. shareholders’ equity	1,894,121	1,690,132
Noncontrolling interest	156,148	137,601
Total shareholders' equity	2,050,269	1,827,733
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,904,572	$5,804,254

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$488,528	$289,812
Provision for losses on accounts receivable	3,618	12,769
Deferred income taxes and tax uncertainties	3,076	(7,339)
Depreciation and amortization	127,731	128,195
Net (gains) losses from sales of assets and non-cash charges	(14,131)	12,537
Stock-based compensation	27,833	20,030
Losses from equity method investment	14,540	14,495
Change in operating assets and liabilities:
Accounts receivable	(148,148)	(136,844)
Inventories	(44,340)	29,936
Prepaid expenses and other assets	(25,151)	(24,232)
Trade accounts payable	5,425	36,817
Other current liabilities	(60,089)	(18,989)
Current income taxes payable, net	28,544	6,360
Accrued employment-related benefits cost	(13,605)	3,655
Other, net	1,008	4,976
Net cash provided by operating activities	394,839	372,178
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment and intangibles	(103,083)	(131,147)
Proceeds from sales of assets	43,280	69,758
Equity method investment	(13,986)	(13,300)
Other, net	—	(146)
Net cash used in investing activities	(73,789)	(74,835)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in commercial paper	18	(269,841)
Borrowings under lines of credit	22,144	30,374
Payments against lines of credit	(22,308)	(18,036)
Proceeds from issuance of long-term debt	—	415,672
Payments of long-term debt	(36,063)	(7,799)
Proceeds from stock options exercised	87,134	27,064
Payments for employee taxes withheld from stock awards	(29,026)	(16,719)
Purchase of treasury stock	(200,878)	(313,562)
Cash dividends paid	(155,132)	(151,637)
Other, net	2,740	—
Net cash used in financing activities	(331,371)	(304,484)
Exchange rate effect on cash and cash equivalents	(4,094)	8,060
NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,415)	919
Cash and cash equivalents at beginning of year	326,876	274,146
Cash and cash equivalents at end of period	$312,461	$275,065

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

The unaudited financial information reflects all adjustments (primarily consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the statements contained in this report.

2.    NEW ACCOUNTING STANDARDS

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2016-02, Leases. This ASU improves transparency and comparability related to the accounting and reporting of leasing arrangements, including balance sheet recognition for assets and liabilities associated with rights and obligations created by leases with terms greater than twelve months, among other changes. In January 2018, the FASB issued ASU 2018-01, Leases: Land Easement Practical Expedient for Transition. This ASU clarifies the accounting and reporting of land easements. The effective date of these ASUs is for fiscal years and interim periods beginning after December 15, 2018 and early adoption is permitted. The Company has evaluated the provisions of the new standards and is in the process of assessing their impact on financial statements and disclosures, information systems and business processes.

In March 2017, the FASB issued ASU 2017-07, Compensation Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). This ASU improves the presentation of net periodic pension cost and net periodic postretirement benefit cost. The effective date of this ASU was for fiscal years and interim periods beginning after December 15, 2017. The Company adopted this ASU as of January 1, 2018. This ASU was applied retrospectively for the presentation of the net periodic postretirement cost components in the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2017 and prospectively, after the effective date. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component is applied prospectively. The impact of the ASU for the three and six months ended June 30, 2017 was an increase of $3.0 million and $6.0 million, respectively, in Selling, general and administrative expenses (SG&A) offset by a reduction in Total other expense, net of $3.0 million and $6.0 million, respectively, related to the reclassification of interest cost, expected return on plan assets and amortization of unrecognized gains and prior service credits. See Note 8 to the Financial Statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows a reclassification from Accumulated other comprehensive earnings to Retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act. The effective date of this ASU is for fiscal years and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company has evaluated the provisions of this standard and is in the process of assessing the amount to reclassify from Accumulated other comprehensive losses to Retained earnings and early adoption.

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

The majority of Company revenue originates from contracts with a single performance obligation to deliver products, whereby the Company’s performance obligations are satisfied when control of the product is transferred to the customer per the arranged shipping terms. Some Company contracts contain a combination of product sales and services, which are distinct and accounted for as separate performance obligations. The Company’s performance obligations for services are satisfied when the services are rendered within the arranged service period. Total service revenue is not material and accounted for approximately 1% of total Company revenue for the three and six months ended June 30, 2018.

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have any material unsatisfied performance obligations, contract assets or liabilities as of June 30, 2018 and December 31, 2017.

Measurement

The Company’s revenue is reported as Net sales and is measured as the determinable transaction price, net of any variable considerations (e.g., rights to return product, sales incentives, others) and any taxes collected from customers and subsequently remitted to governmental authorities. The Company considers shipping and handling as activities to fulfill its performance obligation. Billings for freight are accounted for as Net sales and shipping and handling costs are accounted for in Cost of goods sold.

The Company offers customers rights to return product and sales incentives, which primarily consist of volume rebates. The Company’s rights of return and sales incentives generally do not exceed a year. The Company estimates sales returns and volume rebate accruals throughout the year based on various factors, including contract terms, historical experience and performance levels. Total accrued sales returns were approximately $26 million and $28 million as of June 30, 2018 and December 31, 2017, respectively, and are reported as a reduction of Accounts receivable, net. Total accrued sales incentives were approximately $52 million and $55 million as of June 30, 2018 and December 31, 2017, respectively, and are reported as part of Accrued expenses.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Disaggregation of Revenues

Grainger serves a large number of customers in diverse industries, which are subject to different economic and market specific factors. The Company's presentation of revenue by industry most reasonably depicts how the nature, amount, timing and uncertainty of Company revenue and cash flows are affected by economic and market specific factors. The following table presents the Company's percentage of revenue by reportable segment and by major customer industry for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
	U.S.	Canada	Total Company (2)
Government	19%	5%	14%
Heavy Manufacturing	19%	21%	18%
Light Manufacturing	13%	6%	11%
Transportation	5%	7%	5%
Commercial	16%	10%	13%
Retail/Wholesale	8%	4%	7%
Contractors	10%	11%	8%
Natural Resources	3%	33%	4%
Other	7%	3%	20%	(1)
Total net sales	100%	100%	100%
Percent of Total Company Revenue	72%	6%	100%

	Six Months Ended June 30, 2018
	U.S.	Canada	Total Company (2)
Government	18%	6%	14%
Heavy Manufacturing	20%	20%	18%
Light Manufacturing	13%	5%	11%
Transportation	5%	8%	5%
Commercial	16%	10%	13%
Retail/Wholesale	8%	4%	7%
Contractors	10%	12%	8%
Natural Resources	3%	32%	4%
Other	7%	3%	20%	(1)
Total net sales	100%	100%	100%
Percent of Total Company Revenue	72%	6%	100%
(1) Other category primarily includes revenue from individual customers not aligned to any industry segment, including small businesses and consumers and intersegment net sales.
(2) Total Company includes other businesses, which include the Company's single channel businesses and operations in Europe, Asia and Latin America and account for approximately 22% of revenue for the three and six months ended June 30, 2018.

Cost of Goods Sold

Cost of goods sold included products and product-related costs, vendor consideration, shipping and handling costs and service costs.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.    PROPERTY, BUILDINGS AND EQUIPMENT

Property, buildings and equipment consisted of the following (in thousands of dollars):

	As of
	June 30, 2018	December 31, 2017
Land	$339,010	$348,739
Building, structures and improvements	1,335,320	1,342,508
Furniture, fixtures, machinery and equipment	1,751,864	1,753,413
Property, buildings and equipment	3,426,194	$3,444,660
Less: Accumulated depreciation and amortization	2,066,286	2,052,693
Property, buildings and equipment, net	$1,359,908	$1,391,967

5.    GOODWILL AND INTANGIBLE ASSETS

Grainger had approximately $1.1 billion of goodwill and intangible assets as of June 30, 2018 and December 31, 2017. Grainger tests reporting units' goodwill and intangible assets for impairment annually during the fourth quarter and more frequently if impairment indicators exist. Accordingly, Grainger periodically performs qualitative assessments of significant events and circumstances such as reporting units' historical and current results, assumptions regarding future performance, strategic initiatives and overall economic factors to determine the existence of impairment indicators and assess if it is more likely than not that the fair value of reporting units or intangible assets is less than their carrying value and if a quantitative impairment test is necessary. In the quantitative test for goodwill and indefinite-lived intangible assets, Grainger compares the assets' carrying value with the fair value and records an impairment charge for any excess of carrying over fair value. For amortizable intangibles, an impairment loss is recognized when estimated undiscounted future cash flows resulting from use of the asset, including disposition, are less than the carrying value of the asset, and is measured as the amount by which the asset's carrying amount exceeds the fair value.

Grainger's qualitative assessment for the six months ended June 30, 2018 did not indicate the presence of impairment triggering events. Changes in assumptions regarding discount rate and future performance, as well as the ability to execute on growth initiatives and productivity improvements, may have a significant impact on future cash flows. Likewise, an unfavorable economic environment and changes in market conditions or other factors may result in future impairments of goodwill and intangible assets.

6.     RESTRUCTURING

The Company continues its previously announced restructuring actions to reduce costs in the U.S. and at the Company level (Unallocated expense) and to focus on profitability in Canada and other businesses. Restructuring costs, net, for the three and six months ended June 30, 2018 and 2017 are as follows (in thousands of dollars):

	Three Months Ended June 30,
	2018				2017
	Cost of goods sold	Selling, general and administrative expenses		Total	Cost of goods sold	Selling, general and administrative expenses		Total
		Involuntary employee termination costs	Other charges (gains)			Involuntary employee termination costs	Other charges (gains)
U.S.	$300	$5,686	$(22)	$5,964	$—	$5,359	$(5,256)	$103
Canada	(34)	11,309	743	12,018	2,574	7,025	10,886	20,485
Other businesses	1,083	469	820	2,372	—	3,522	37,988	41,510
Unallocated expense	—	—	(5,058)	(5,058)	—	—	—	—
Total	$1,349	$17,464	$(3,517)	$15,296	$2,574	$15,906	$43,618	$62,098

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30,
	2018				2017
	Cost of goods sold	Selling, general and administrative expenses		Total	Cost of goods sold	Selling, general and administrative expenses		Total
		Involuntary employee termination costs	Other charges (gains)			Involuntary employee termination costs	Other charges (gains)
U.S.	$300	$8,680	$(7,443)	$1,537	$—	$8,542	$(14,761)	$(6,219)
Canada	(422)	19,700	3,660	22,938	2,574	7,960	11,038	21,572
Other businesses	1,083	1,564	900	3,547	—	3,522	37,988	41,510
Unallocated expense	—	—	(4,688)	(4,688)	—	—	—	—
Total	$961	$29,944	$(7,571)	$23,334	$2,574	$20,024	$34,265	$56,863

Other charges (gains) primarily include asset impairment charges in Canada and other exit-related costs, net of gains from the sales of branches in the U.S., Canada and corporate offices. Other charges (gains) in 2017 reflect charges related to the wind-down of the Colombia business, including $16 million of accumulated foreign currency translation losses reclassified from Accumulated other comprehensive losses to SG&A in Other businesses.

The following summarizes the restructuring activity for the six months ended June 30, 2018 (in thousands of dollars):

	Current asset write-downs	Property, buildings and equipment write-downs and disposals	Current liabilities
			Involuntary employee termination costs	Lease termination costs	Other costs	Total
Balances as of December 31, 2017	$13,101	$741	50,289	$4,893	$12,764	$81,788
Restructuring costs, net of (gains)	3,958	(11,893)	29,945	2,031	(707)	23,334
Cash (paid) received	(844)	13,118	(28,594)	(2,466)	(1,425)	(20,211)
Non-cash, translation and other	(10,843)	(1,315)	(1,030)	(1,578)	(2,195)	(16,961)
Balances as of June 30, 2018	$5,372	$651	$50,610	$2,880	$8,437	$67,950

The cumulative amounts incurred to date and expected through the end of 2019 (excluding results of sales of real estate) in connection with the Company's restructuring actions for active programs are as follows (in thousands of dollars):

	Cumulative amount incurred to date	Additional amount expected
U.S.	$63,936	$5,888
Canada	81,405	8,901
Other businesses	64,263	1,485
Unallocated expense	14,852	—
Total	$224,456	$16,274

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.    SHORT-TERM AND LONG-TERM DEBT

Short-term debt consisted of outstanding lines of credit. Long-term debt consisted of the following (in thousands of dollars):

	As of June 30, 2018		As of December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.60% senior notes due 2045	$1,000,000	$1,035,950	$1,000,000	$1,089,000
3.75% senior notes due 2046	400,000	363,140	400,000	384,200
4.20% senior notes due 2047	400,000	390,800	400,000	410,800
British pound term loan	184,899	184,899	194,574	194,574
Euro term loan	128,514	128,514	131,956	131,956
Canadian dollar revolving credit facility	91,394	91,394	99,388	99,388
Capital lease obligations and other	58,593	58,593	84,274	84,274
Subtotal	2,263,400	2,253,290	2,310,192	2,394,192
Less current maturities	(30,172)	(30,172)	(38,709)	(38,709)
Debt issuance costs and discounts	(22,870)	(22,870)	(23,447)	(23,447)
Long-term debt (less current maturities)	$2,210,358	$2,200,248	$2,248,036	$2,332,036

The estimated fair value of the Company’s senior notes was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as level 2 inputs within the fair value hierarchy. The carrying value of other long-term debt approximates fair value due to their variable interest rates.

8.    EMPLOYEE BENEFITS

The Company has a postretirement healthcare benefits plan that provides coverage for a majority of its U.S. employees hired prior to January 1, 2013. Effective January 1, 2018, the Company implemented plan design changes, which moved all post-65 Medicare eligible retirees to healthcare exchanges and provides them a subsidy, based on years of service, to purchase insurance.

The net periodic benefits for the Company's postretirement healthcare benefits plan which are valued at the measurement date of January 1 for each year and recognized evenly throughout the year, consisted of the following (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Selling, general and administrative expenses
Service cost	$1,629	$1,897	$3,258	$3,794
Other income (expense)
Interest cost	1,712	2,148	3,424	4,297
Expected return on assets	(3,315)	(2,857)	(6,630)	(5,714)
Amortization of unrecognized gains	(840)	(656)	(1,680)	(1,311)
Amortization of prior service credits	(2,424)	(1,622)	(4,848)	(3,244)
Net periodic benefit	$(3,238)	$(1,090)	$(6,476)	$(2,178)

The Company has established a Group Benefit Trust (Trust) to fund postretirement healthcare plan obligations and process benefit payments. The Company has no minimum funding requirement and did not make a contribution to the Trust during the six months ended June 30, 2018.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.    INCOME TAXES

The Tax Cut and Jobs Act (the Tax Act) was enacted on December 22, 2017. The Company applied Staff Accounting Bulletin (SAB) 118 when accounting for the enactment-date effects of the Tax Act at December 31, 2017 and recorded estimates primarily related to the revaluation of deferred tax balances and the one-time transition tax. As of June 30, 2018, the Company has not completed the analysis for all of the tax effects of the Tax Act and has not recorded any additional adjustments to the amounts recorded at December 31, 2017.
10.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net earnings attributable to W.W. Grainger, Inc. as reported	$236,981	$97,921	$468,516	$272,665
Distributed earnings available to participating securities	(345)	(427)	(956)	(973)
Undistributed earnings available to participating securities	(1,473)	(217)	(2,861)	(1,159)
Numerator for basic earnings per share – Undistributed and distributed earnings available to common shareholders	235,163	97,277	464,699	270,533
Undistributed earnings allocated to participating securities	1,473	217	2,861	1,159
Undistributed earnings reallocated to participating securities	(1,462)	(216)	(2,841)	(1,152)
Numerator for diluted earnings per share – Undistributed and distributed earnings available to common shareholders	$235,174	$97,278	$464,719	$270,540
Denominator for basic earnings per share – weighted average shares	56,109,809	58,012,731	56,086,592	58,363,416
Effect of dilutive securities	442,835	274,581	392,053	377,846
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	56,552,644	58,287,312	56,478,645	58,741,262
Earnings per share two-class method
Basic	$4.19	$1.68	$8.29	$4.64
Diluted	$4.16	$1.67	$8.23	$4.61

11.    DIVIDEND

On July 25, 2018, the Company’s Board of Directors declared a quarterly dividend of $1.36 per share, payable September 1, 2018, to shareholders of record on August 13, 2018.

12.    SEGMENT INFORMATION

Grainger's two reportable segments are the U.S. and Canada. These reportable segments reflect the results of the Company's businesses in those geographies, except for Zoro Tools, Inc. (Zoro), which is in the U.S. Other businesses include the Company's single channel businesses (Zoro and MonotaRO in Japan) and small operations in Europe, Asia and Latin America. These businesses individually do not meet the criteria of a reportable segment.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Following is a summary of segment results (in thousands of dollars):

	Three Months Ended June 30, 2018
	U.S.	Canada	Other businesses	Total
Total net sales	$2,175,106	$176,868	$622,153	$2,974,127
Intersegment net sales	(112,725)	(15)	(1,175)	(113,915)
Net sales to external customers	$2,062,381	$176,853	$620,978	$2,860,212
Segment operating earnings	$349,713	$(13,667)	$40,899	$376,945

	Three Months Ended June 30, 2017
	U.S.	Canada	Other businesses	Total
Total net sales	$1,999,153	$189,113	$526,560	$2,714,826
Intersegment net sales	(98,507)	10	(1,060)	(99,557)
Net sales to external customers	$1,900,646	$189,123	$525,500	$2,615,269
Segment operating earnings	$309,460	$(27,727)	$(14,222)	$267,511

	Six Months Ended June 30, 2018
	U.S.	Canada	Other businesses	Total
Total net sales	$4,282,792	$358,633	$1,210,245	$5,851,670
Intersegment net sales	(222,906)	(33)	(2,118)	(225,057)
Net sales to external customers	$4,059,886	$358,600	$1,208,127	$5,626,613
Segment operating earnings	$706,217	$(33,824)	$77,321	$749,714

	Six Months Ended June 30, 2017
	U.S.	Canada	Other businesses	Total
Total net sales	$3,952,597	$375,254	$1,023,967	$5,351,818
Intersegment net sales	(193,579)	(3)	(1,838)	(195,420)
Net sales to external customers	$3,759,018	$375,251	$1,022,129	$5,156,398
Segment operating earnings	$619,102	$(44,456)	$17,285	$591,931

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating earnings:
Segment operating earnings	$376,945	$267,511	$749,714	$591,931
Unallocated expenses and eliminations	(32,959)	(38,431)	(70,898)	(70,350)
Total consolidated operating earnings	$343,986	$229,080	$678,816	$521,581

Segment and total consolidated operating earnings for the three and six months ended June 30, 2017 were restated for the implementation of ASU 2017-07. See Note 2 to the Financial Statements.

Unallocated expenses and eliminations primarily relate to the Company's headquarters support services and intercompany eliminations, which are not part of any reportable segment. Unallocated expenses are primarily comprised of employee compensation costs, depreciation and other administrative costs.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company is a broad-line distributor of MRO supplies, and other related products. Products are regularly added and deleted from the Company's inventory. Accordingly, it would be impractical to provide sales information by product category due to the way the business is managed.

Following are reconciliations of segment assets with the total consolidated assets per the financial statements (in thousands of dollars):

	U.S.	Canada	Other businesses	Total
Segment assets:
June 30, 2018	$2,485,497	$221,965	$656,490	$3,363,952
December 31, 2017	$2,309,734	$278,633	$605,452	$3,193,819

	As of
Total assets:	June 30, 2018	December 31, 2017
Assets for reportable segments	3,363,952	3,193,819
Other current and non-current assets	2,439,023	2,428,074
Unallocated assets	101,597	182,361
Total consolidated assets	$5,904,572	$5,804,254

Assets for reportable segments include net accounts receivable and first-in, first-out inventory which are reported to the Company's Chief Operating Decision Maker. Other current and non-current assets include all other assets of the reportable segments. Unallocated assets are primarily comprised of non-operating cash and cash equivalents, property, buildings and equipment, net, and certain prepaid expenses related to the Company's headquarters support services.

13.    CONTINGENCIES AND LEGAL MATTERS

From time to time the Company is involved in various legal and administrative proceedings that are incidental to its business, including claims related to product liability, general negligence, contract disputes, cybersecurity incidents, privacy matters, environmental issues, wage and hour laws, intellectual property, employment practices, advertising laws, regulatory compliance, and other matters and actions brought by employees, customers, competitors, suppliers and governmental entities. As a government contractor selling to federal, state and local governmental entities, the Company is also subject to governmental and regulatory inquiries, audits and other proceedings, including those related to contract administration and pricing compliance. It is not expected that the ultimate resolution of any of these matters will have, either individually or in the aggregate, a material adverse effect on the Company's consolidated financial position or results of operations.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General
W.W. Grainger, Inc. (Grainger or the Company) is a broad line, business-to-business distributor of maintenance, repair and operating (MRO) supplies and other related products and services with operations primarily in the United States (U.S.) and Canada, with a presence in Europe, Asia and Latin America. More than 3 million customers worldwide rely on Grainger for products such as safety gloves, ladders, motors and janitorial supplies, along with services like inventory management and technical support. These customers represent a broad collection of industries (see Note 3 in the Condensed Consolidated Financial Statements (Financial Statements)). They place orders online, on mobile devices, through sales representatives, over the phone and at local branches. Approximately 5,200 suppliers provide Grainger with approximately 1.7 million products stocked in Grainger's distribution centers (DCs) and branches worldwide.

Grainger's two reportable segments are the U.S. and Canada (Acklands - Grainger Inc. and its subsidiaries). These reportable segments reflect the results of the Company's businesses in those geographies, except for Zoro Tools, Inc. (Zoro) which is in the U.S. Other businesses include the Company's single channel businesses (Zoro and MonotaRO in Japan) and operations in Europe, Asia and Latin America.

Business Environment
Given Grainger's large number of customers and the diverse industries it serves, several economic factors and market specific trends tend to shape Grainger’s business environment. The overall economy and leading economic indicators provide general insight into projecting Grainger's growth. Grainger’s sales in the U.S. and Canada tend to positively correlate with Business Investment, Business Inventory, Exports and Industrial Production. Sales in the U.S. also tend to positively correlate with Gross Domestic Product (GDP). Sales in Canada also tend to positively correlate with oil prices. The table below provides these estimated indicators for 2018:

	U.S. 2018 Forecast		Canada 2018 Forecast
	July	April	June	April
Business Investment	7.0%	7.9%	5.8%	5.0%
Business Inventory	2.0%	2.8%	—	—
Exports	5.1%	4.3%	1.7%	1.5%
Industrial Production	3.5%	3.9%	2.0%	0.2%
GDP	3.0%	2.7%	2.2%	2.4%
Oil Prices	—	—	$66/barrel	$60/barrel
Source: Global Insight U.S. (July 2018), Global Insight Canada (June 2018)

In the U.S., Business Investment, Business Inventory and Industrial Production are forecast to slow slightly from the April forecast but all indicators are expected to remain strong during 2018, supported by expanding domestic and global markets, improved GDP and Exports, low capital costs and a stable regulatory climate. Canada's GDP is forecast to slow slightly in 2018, while Business Investment, Exports and Industrial Production are expected to improve. Oil prices have signaled to begin recovery as the barrel price has trended upward.
Outlook
Grainger’s portfolio consists of its U.S. business, its Canada business and other businesses. Grainger’s imperative to create unique value for customers is focused on: (i) continuing to grow its share of business with large and mid-size customers in the U.S. by executing its high-value sales and service model and building advantaged MRO solutions by leveraging its product and customer expertise; (ii) completing the business model reset in Canada; (iii) driving profitable growth in its international portfolio and (iv) continuing the strong growth of its single channel businesses by expanding their assortment and innovating around customer acquisition. Grainger is also focused on improving the end-to-end customer experience by making investments in its eCommerce and digital capabilities and executing continuous improvement initiatives within its supply chain and order-to-cash processes.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

On July 18, 2018, Grainger raised its 2018 sales and earnings per share guidance for the year and now expects sales growth of 5.5 to 8.5 percent and earnings per share of $15.05 to $16.05. The Company’s previous 2018 guidance, communicated on April 19, 2018, expected sales growth of 5.0 to 8.0 percent and earnings per share of $14.30 to $15.30.

Matters Affecting Comparability
There were 64 sales days in the three months ended June 30, 2018 and 2017.

Results of Operations – Three Months Ended June 30, 2018
The following table is included as an aid to understand the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars):

	Three Months Ended June 30,
			Percent Increase/(Decrease)	As a Percent of Net Sales
	2018 (A)	2017 (A)		2018	2017
Net sales	$2,860	$2,615	9%	100.0%	100.0%
Cost of goods sold	1,749	1,575	11%	61.2	60.2
Gross profit	1,111	1,040	7%	38.8	39.8
Selling, general and administrative expenses	767	811	(5)%	26.8	31.0
Operating earnings	344	229	50%	12.0	8.8
Other expense, net	21	22	(6)%	0.7	0.8
Income taxes	76	100	(25)%	2.6	3.8
Net earnings	247	107
Noncontrolling interest	11	9	19%	0.4	0.3
Net earnings attributable to W.W. Grainger, Inc.	$237	$98	142%	8.3%	3.7%
(A) May not sum due to rounding

Grainger’s net sales of $2,860 million for the second quarter of 2018 increased $245 million, or 9% compared to the same period in 2017, and consisting of the following:

Percent Increase/(Decrease)
Volume	9
Foreign exchange	1
Divestiture	(1)
Total	9%

The increase in net sales was primarily driven by volume increases in the U.S. business due to market share gain and an improved demand environment, continued double digit growth in the single channel businesses and improved sales growth in international businesses, offset by lower sales in the Canada business. See Note 3 to the Financial Statements and refer to the Segment Analysis below for further details.

In the three months ended June 30, 2018, eCommerce sales for Grainger were $1,539 million, an increase of 18% over the prior year. Total eCommerce sales represented 54% and 50% of total sales for three months ended June 30, 2018 and 2017, respectively. The increase was primarily driven by Grainger.com and other electronic purchasing platforms in the U.S. and across all single channel businesses. If the Company included KeepStock®, the electronic inventory management offering, total eCommerce and KeepStock® sales would represent 62% and 59% of total sales for the three months ended June 30, 2018 and 2017, respectively.

Gross profit of $1,111 million for the second quarter of 2018 increased $71 million, or 7% compared to the same quarter in 2017, primarily due to higher sales during the period. The gross profit margin of 38.8% during the second quarter

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

of 2018 decreased 1.0 percentage point when compared to the same quarter in 2017. The lower gross profit margin includes 0.5 percentage point decline from the implementation of the Financial Accounting Standards Board (FASB) new revenue recognition standard that primarily reclassifies certain costs related to KeepStock® services from Selling, general and administrative expenses (SG&A) to Cost of goods sold and a 0.2 percentage point decline from the timing of the Company's annual U.S. sales meeting. The remaining decline in gross profit margin is primarily the result of price deflation in the U.S partially offset by price increases and contract negotiations in the Canada business.

The table below reconciles reported SG&A, operating earnings and net earnings attributable to W.W. Grainger, Inc. determined in accordance with U.S. generally accepted accounting principles (GAAP) to adjusted SG&A, operating earnings and net earnings attributable to W. W. Grainger, Inc., which are all considered non-GAAP measures. The Company believes that these non-GAAP measures provide meaningful information to assist shareholders in understanding financial results and assessing prospects for future performance as they provide a better baseline for analyzing the ongoing performance of our businesses by excluding items that may not be indicative of core operating results. Because non-GAAP financial measures are not standardized, it may not be possible to compare these measures with other companies' non-GAAP measures having the same or similar names. All tables below are in thousands of dollars:

	Three Months Ended
	June 30,
	2018	2017	%
Selling, general and administrative expenses reported	$766,955	$810,876	(5)%
Restructuring (U.S.)	7,049	13,541
Branch gains (U.S.)	(1,385)	(13,438)
Restructuring (Canada)	12,052	17,911
Restructuring (Other businesses)	1,289	41,510
Restructuring (Unallocated expense)	(5,058)	—
Subtotal	13,947	59,524
Selling, general and administrative expenses adjusted	$753,008	$751,352	—%

	2018	2017	%
Operating earnings reported	$343,986	$229,080	50%
Total restructuring costs, net of branch gains	15,296	62,098
Operating earnings adjusted	$359,282	$291,178	23%

	2018	2017	%
Net earnings attributable to W.W. Grainger, Inc. reported	$236,981	$97,921	142%
Total restructuring costs, net of branch gains	15,296	62,098
Tax effect (1)	(3,457)	1,111
Total restructuring costs, net of branch gains and tax	11,839	63,209
Net earnings attributable to W.W. Grainger, Inc. adjusted	$248,820	$161,130	54%
(1) The tax impact of adjustments is calculated based on the income tax rate in each applicable jurisdiction, subject to deductibility limitations and the Company's ability to realize the associated tax benefits.

SG&A of $767 million for the second quarter of 2018 decreased $44 million, or 5% compared to the second quarter of 2017. The decrease was primarily due to approximately $42 million of restructuring costs incurred in 2017 in connection with the wind-down of the Colombia business (Other businesses). Excluding restructuring costs, net of branch gains in both periods as noted in the table above, SG&A increased $2 million primarily due to higher variable costs in connection with higher sales.

Operating earnings of $344 million for the second quarter of 2018 increased $115 million, or 50% compared to the second quarter of 2017. Excluding restructuring costs, net of branch gains in both periods as noted in the table above, operating earnings increased $68 million or 23%, driven primarily by higher sales and improved SG&A expense leverage.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other expense, net was $21 million for the second quarter of 2018, a decrease of 6% compared to the second quarter of 2017. The decrease was primarily due to lower losses from the Company's clean energy investments.

Income taxes of $76 million for the second quarter of 2018 decreased $24 million, or 25% compared to the second quarter of 2017. Grainger's effective tax rates were 23.4% and 48.4% for the three months ended June 30, 2018 and 2017, respectively. The lower effective tax rate in 2018 is primarily due to the impact of the Tax Cut and Jobs Act (the Tax Act) and the excess tax benefits from stock-based awards. The higher effective tax rate in 2017 was primarily driven by the impact from the wind-down of the Colombia business and the inability to realize the associated tax benefit. The Company is currently projecting an effective tax rate of 23% to 26% for the year 2018. Future excess tax benefits from stock based awards are not estimated in the full year projection.

Net earnings attributable to W.W. Grainger, Inc. of $237 million for the second quarter of 2018 increased $139 million or 142% compared to the second quarter of 2017. Excluding restructuring costs, net of branch gains from both periods in the table above, net earnings increased 54%. The increase in net earnings primarily resulted from higher gross profit, lower SG&A expenses and lower income taxes.

Diluted earnings per share of $4.16 in the second quarter of 2018 was up 149% versus the $1.67 for the second quarter of 2017, primarily due to higher net earnings and lower average shares outstanding.

Segment Analysis
The following comments at the U.S. and Canada segments and Other businesses level include external and intersegment net sales and operating earnings. See Note 12 to the Financial Statements.

United States
Net sales were $2,175 million for the second quarter of 2018, an increase of $176 million, or 9% compared to the same period in 2017, and consisting of the following:

Percent Increase/(Decrease)
Volume	11
Divestiture	(1)
Price	(1)
Total	9%

Sales to customers in the government end markets increased mid-teens, while heavy manufacturing and commercial increased low double digits. Natural resources, retail and contractors increased high single digits and healthcare and light manufacturing end markets increased mid-single digits. Overall, revenue increases were primarily driven by market share gains and improved demand in all industries, partially offset by price and the July 2017 divestiture of a specialty business. See Note 3 to the Financial Statements.

In the three months ended June 30, 2018, eCommerce sales for the U.S. business were $1,125 million, an increase of 17% over the prior year. Total eCommerce sales represented 52% and 48% of total sales for the three months ended June 30, 2018 and 2017, respectively. The increase was primarily driven by Grainger.com and other electronic purchasing platforms. If the U.S. business included KeepStock®, total eCommerce and KeepStock® sales would represent 62% and 59% of total sales for the three months ended June 30, 2018 and 2017, respectively.

The gross profit margin for the second quarter of 2018 decreased 1.5 percentage points compared to the same period in 2017. The decline was primarily driven by 0.5 percentage point due to the implementation of the FASB's new revenue recognition standard, 0.8 percentage point from price deflation and 0.3 percentage point from the timing of the national sales meeting.

SG&A in the second quarter of 2018 was flat versus the second quarter of 2017. Excluding restructuring costs, net of branch gains in both periods (as noted in the table above and in Note 6 to the Financial Statements), SG&A decreased 1%. This decrease was primarily driven by productivity and the implementation of the FASB's new revenue recognition standard partially offset by higher employee compensation related expenses.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings of $350 million for the second quarter of 2018 increased $41 million, or 13% from $309 million for the second quarter of 2017. Excluding restructuring costs, net of branch gains in both periods (as noted in the table above and Note 6 to the Financial Statements), operating earnings increased $46 million or 15%. This increase was driven primarily by higher sales and improved SG&A expense leverage.

Canada
Net sales were $177 million for the second quarter of 2018, a decrease of $12 million, or 6% compared to the same period in 2017, and consisting of the following:

Percent (Decrease)/Increase
Volume	(20)
Foreign exchange	4
Price	10
Total	(6)%

For the second quarter of 2018, volume was down 20 percentage points due to price increases, branch closures and sales coverage optimization activities. As a result of price increases and contract negotiations, price was up 10 percentage points for the second quarter of 2018.

In the three months ended June 30, 2018, eCommerce sales for the Canada business were $43 million, an increase of 32% over the prior year. Total eCommerce represented 24% and 17% of total sales for the three months ended June 30, 2018 and 2017, respectively. If the Canada business included KeepStock®, total eCommerce and KeepStock® sales would represent 40% and 30% of total sales for the three months ended June 2018 and 2017, respectively.

The gross profit margin increased 5.0 percentage points in the second quarter of 2018 versus the second quarter of 2017, primarily due to price increases.

SG&A decreased 11% in the second quarter of 2018 compared to the second quarter of 2017. Excluding restructuring costs in both periods (as noted in the table above and Note 6 to the Financial Statements), SG&A would have decreased 5%. This decrease was due to the implementation of the FASB's new revenue recognition standard and higher SG&A expense leverage.

Operating losses were $14 million for the second quarter of 2018 compared to $28 million in the second quarter of 2017. Excluding restructuring costs in both periods (as noted in the table above and Note 6 to the Financial Statements), operating losses would have been $2 million compared to $7 million in the prior period due to higher gross profit and lower SG&A.

Other businesses
Net sales were $622 million for the second quarter of 2018, an increase of $95 million, or 18% when compared to the same period in 2017, and consisting of the following:

Percent Increase
Price/volume	14
Foreign exchange	4
Total	18%

The net sales increase was primarily due to continued growth in the single channel businesses as a result of increased customer acquisition and improved sales growth in the international businesses and foreign exchange. Foreign currencies strengthened in the countries that the Company operates in. These currencies primarily include the Euro, Pound and Yen.

Operating earnings of $41 million for the second quarter of 2018 were up $55 million compared to the second quarter of 2017. Excluding restructuring costs in both periods (as noted in the table above and Note 6 to the Financial Statements), operating earnings increased $16 million or 59%, primarily due to strong performance from the single channel businesses.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability
There were 128 sales days in the six months ended June 30, 2018 and 2017.

Results of Operations – Six Months Ended June 30,
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars):

	Six Months Ended June 30,
			Percent Increase/(Decrease)	As a Percent of Net Sales
	2018 (A)	2017 (A)		2018	2017
Net sales	$5,627	$5,156	9%	100.0%	100.0%
Cost of goods sold	3,424	3,097	11	60.9	60.1
Gross profit	2,203	2,059	7	39.1	39.9
Selling, general and administrative expenses	1,524	1,538	(1)	27.1	29.8
Operating earnings	679	522	30	12.1	10.1
Other expense, net	48	44	11	0.9	0.9
Income taxes	142	188	(25)	2.5	3.6
Net earnings	489	290
Noncontrolling interest	20	17	17	0.4	0.3
Net earnings attributable to W.W. Grainger, Inc.	$469	$273	72%	8.3%	5.3%
(A) May not sum due to rounding

Grainger’s net sales of $5,627 million for the six months ended June 30, 2018 increased $471 million, or 9% compared to the same period in 2017, and consisting of the following:

Percent Increase/(Decrease)
Volume	9
Foreign exchange	1
Divestiture	(1)
Total	9%

The increase in net sales was primarily driven by volume increases in the U.S. business due to market share gain and an improved demand environment, continued double digit growth in the single channel businesses and improved sales growth in international businesses, offset by lower sales in the Canada business. See Note 3 to the Financial Statements and refer to the Segment Analysis below for further details.

In the six months ended June 30, 2018, eCommerce sales for Grainger were $3,008 million, an increase of 18% over the prior year. Total eCommerce sales represented 53% and 49% of total sales for the six months ended June 30, 2018 and 2017, respectively. The increase was primarily driven by Grainger.com and other electronic purchasing platforms in the U.S. and across all single channel businesses. If the Company included KeepStock®, the electronic inventory management offering, total eCommerce and KeepStock® sales would represent 62% and 59% of total sales for the six months ended June 30, 2018 and 2017, respectively.

Gross profit of $2,203 million for the six months ended June 30, 2018 increased $144 million, or 7% compared to the same period in 2017. The gross profit margin of 39.1% decreased 0.8 percentage point when compared to the same period in 2017, driven primarily by the strategic pricing actions in the U.S., partially offset by positive customer mix and improved performance in the Canada business.

The table below reconciles reported SG&A, operating earnings and net earnings attributable to W.W. Grainger, Inc. determined in accordance with U.S. GAAP to adjusted SG&A, operating earnings and net earnings attributable to

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

W. W. Grainger, Inc., which are all considered non-GAAP measures. The Company believes that these non-GAAP measures provide meaningful information to assist shareholders in understanding financial results and assessing prospects for future performance as they provide a better baseline for analyzing the ongoing performance of our businesses by excluding items that may not be indicative of core operating results. Because non-GAAP financial measures are not standardized, it may not be possible to compare these measures with other companies' non-GAAP measures having the same or similar names. All tables below are in thousands of dollars:

	Six Months Ended
	June 30,
	2018	2017	%
Selling, general and administrative expenses reported	$1,523,884	$1,537,567	(1)%
Restructuring (U.S.)	10,150	16,607
Branch gains (U.S.)	(8,913)	(22,826)
Restructuring (Canada)	23,360	18,998
Restructuring (Other businesses)	2,464	41,510
Restructuring (Unallocated expense)	(4,688)	—
Subtotal	22,373	54,289
Selling, general and administrative expenses adjusted	$1,501,511	$1,483,278	1%

	2018	2017	%
Operating earnings reported	$678,816	$521,581	30%
Total restructuring costs, net of branch gains	23,334	56,863
Operating earnings adjusted	$702,150	$578,444	21%

	2018	2017	%
Net earnings attributable to W.W. Grainger, Inc. reported	$468,516	$272,665	72%
Total restructuring costs, net of branch gains	23,334	56,863
Tax effect (1)	(5,300)	3,188
Total restructuring costs, net of branch gains and tax	18,034	60,051
Net earnings attributable to W.W. Grainger, Inc. adjusted	$486,550	$332,716	46%
(1) The tax impact of adjustments is calculated based on the income tax rate in each applicable jurisdiction, subject to deductibility limitations and the Company's ability to realize the associated tax benefits.

SG&A of $1,524 million for the six months ended June 30, 2018 decreased $14 million, or 1% from $1,538 million for the six months ended June 30, 2017. Excluding restructuring costs, net of branch gains in both periods as noted in the table above, SG&A increased $18 million or 1%, driven primarily by higher employee compensation related costs and advertising.

Operating earnings for the six months ended June 30, 2018 were $679 million, an increase of $157 million, or 30% compared to the same period in 2017. Excluding restructuring costs, net of branch gains in both periods as noted in the table above, operating earnings increased $124 million or 21%, driven primarily by higher sales and improved SG&A expense leverage.

Other expense, net was $48 million for the six months ended June 30, 2018, an increase of $4 million, or 11% compared to the six months ended June 30, 2017. The increase in expense was primarily due to incremental interest expense on $400 million in long-term debt issued in May 2017.

Income taxes of $142 million for the six months ended June 30, 2018 decreased $46 million, or 25% compared with $188 million for the comparable 2017 period. Grainger's effective tax rates were 22.5% and 39.4% for the six months ended June 30, 2018 and 2017, respectively. The lower effective tax rate in 2018 is primarily due to the impact of the Tax Act. The 2017 effective tax rate was impacted by the wind-down of the Colombia business and the inability to realize the associated tax benefit.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings attributable to W.W. Grainger, Inc. for the six months ended June 30, 2018 increased $196 million or 72% to $469 million from $273 million for the six months ended June 30, 2017. The increase in net earnings primarily resulted from higher operating earnings and lower income taxes. Excluding restructuring costs, net of branch gains from both periods mentioned above, net earnings increased $154 million or 46%.

Diluted earnings per share of $8.23 in the six months ended June 30, 2018 was up 79% versus the $4.61 for the same period in 2017, due to higher earnings and lower average shares outstanding. Excluding restructuring costs, net of branch gains from both periods in the table above, diluted earnings per share would have been $8.55 compared to $5.62 in 2017, an increase of 52%.

Segment Analysis
The following comments at the segment and other businesses level include external and intersegment net sales and operating earnings. See Note 12 to the Financial Statements.

United States
Net sales were $4,283 million for the six months ended June 30, 2018, an increase of $330 million, or 8%, compared to the same period in 2017, and consisting of the following:

Percent Increase/(Decrease)
Volume	10
Divestiture	(1)
Price	(1)
Total	8%

Sales to customers in the government and retail end markets increased low teens. Heavy manufacturing, commercial and natural resources increased high single digits and contractors and healthcare end markets increased mid-single digits. Overall, revenue increases were primarily driven by market share gains and improved demand in all industries, partially offset by price and the July 2017 divestiture of a specialty business in the U.S. business. See Note 3 to the Financial Statements.

In the six months ended June 30, 2018, eCommerce sales for the U.S. business were $2,199 million, an increase of 16% over the prior year. Total eCommerce sales represented 51% and 48% of total sales for the six months ended June 30, 2018 and 2017, respectively. The increase was primarily driven by Grainger.com and other electronic purchasing platforms. If the U.S. business included KeepStock®, total eCommerce and KeepStock® sales would represent 62% and 59% of total sales for the six months ended June 30, 2018 and 2017, respectively.

The gross profit margin decreased 1.2 percentage points compared to the same period in 2017. This decrease is primarily driven by pricing actions and includes a 0.5 percentage point decline from the adoption of the FASB's new revenue recognition standard.

SG&A for the six months ended June 30, 2018 was down $4 million compared to the same period in 2017. Excluding restructuring costs, net of branch gains in both periods (as noted in the table above and Note 6 to the Financial Statements), SG&A decreased 1%, driven primarily by expense management and the implementation of the FASB's new revenue recognition standard, partially offset by higher employee compensation related expenses and advertising.

Operating earnings of $706 million for the six months ended June 30, 2018 increased $87 million, or 14% from $619 million for the six months ended June 30, 2017. Excluding restructuring costs, net of branch gains in both periods (as noted in the table above and Note 6 to the Financial Statements), operating earnings increased $95 million or 15%, driven primarily by higher sales and improved SG&A expense leverage.

Canada
Net sales were $359 million for the six months ended June 30, 2018, a decrease of $16 million, or 4% compared to the same period in 2017 consisting of the following:

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Percent (Decrease)/Increase
Volume	(16)
Price	8
Foreign exchange	4
Total	(4)%

In the six months ended June 30, 2018, eCommerce sales for the Canada business were $84 million, an increase of 31% over the prior year. Total eCommerce represented 23% and 17% of total sales for the six months ended June 30, 2018 and 2017, respectively. If the Canada business included KeepStock®, total eCommerce and KeepStock® sales would represent 39% and 29% of total sales for the six months ended June 2018 and 2017, respectively.

The gross profit margin increased 4.1 percentage points in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to price increases that began in late 2017.

SG&A decreased $1 million, or 1% in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Excluding restructuring costs in both periods (as noted in the table above and Note 6 to the Financial Statements), SG&A would have decreased 4%, primarily related to the implementation of the FASB's new revenue recognition standard net of the impact of turnaround costs and related savings.

Operating losses were $34 million for the six months ended June 30, 2018 compared to losses of $44 million in the six months ended June 30, 2017. Excluding restructuring costs in both periods (as noted in the table above and Note 6 to the Financial Statements), operating losses would have been $11 million compared to $23 million in the prior period.

Other businesses
Net sales for other businesses were $1,210 million for the six months ended June 30, 2018 an increase of $186 million, or 18% compared to the same period in 2017, and consisting of the following:

Percent Increase
Price/volume	13
Foreign exchange	5
Total	18%

The net sales increase was primarily due to growth in the single channel businesses as a result of increased customer acquisition and incremental sales in other international businesses. Foreign currencies strengthened in the countries that the Company operates in. These currencies primarily include the Euro, Pound and Yen.

Operating earnings of $77 million for the six months ended June 30, 2018 increased $60 million from $17 million in the comparable period from the prior year. Excluding restructuring costs in 2018, operating earnings increased $22 million or 38%, primarily due to strong performance from the single channel businesses.

Financial Condition

Cash Flow
Net cash provided by operating activities was $395 million and $372 million for the six months ended June 30, 2018 and 2017, respectively. The increase in cash provided by operating activities is primarily the result of higher operating cash earnings from higher sales and lower income tax payments, partially offset by higher payments related to employee variable compensation and increases in working capital. See Working Capital below for details.

Net cash used in investing activities was $74 million and $75 million for the six months ended June 30, 2018 and 2017, respectively. This decrease in net cash used in investing activities was primarily driven by lower additions to property, buildings and equipment and lower proceeds from the sales of branches in the U.S. business when compared to the prior year.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net cash used in financing activities was $331 million and $304 million in the six months ended June 30, 2018 and 2017, respectively. The increase in net cash used in financing activities was primarily driven by higher payments of long-term debt, partially offset by higher proceeds from stock options exercised.

Working Capital
Internally generated funds are the primary source of working capital and funds used for growth initiatives and capital expenditures. Grainger's working capital is not impacted by significant seasonality trends throughout the year.

Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt and current maturities of long-term debt). Working capital at June 30, 2018, was $1,949 million, an increase of $281 million when compared to $1,669 million at December 31, 2017. The increase was primarily driven by an increase in accounts receivable and decreases in current liabilities during the first half of 2018. At these dates, the ratio of current assets to current liabilities was 2.5 and 2.2, respectively.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit. Total debt, which is defined as total interest-bearing debt (short-term, current maturities and long-term) as a percent of total capitalization was 52.8% at June 30, 2018, and 56.2% at December 31, 2017.

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

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of the Board of Directors and with the Company's independent registered public accounting firm.

Forward-Looking Statements
From time to time in this Quarterly Report on Form 10-Q, as well as in other written reports, communications and verbal statements, Grainger makes forward-looking statements that are not historical in nature but concern forecasts of future results, business plans, analyses, prospects, strategies, objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws. Such forward-looking statements are identified by words such as “anticipate,” “estimate,” “believe,” “expect,” “could,” “forecast,” “may,” “intend,” “plan,” “predict,” “project” and similar terms and expressions.

Grainger cannot guarantee that any forward-looking statement will be realized and achievement of future results is subject to risks and uncertainties, many of which are beyond the Company's control, which could cause Grainger's results to differ materially from those that are presented.

Important factors that could cause actual results to differ materially from those presented or implied in the forward-looking statements include, without limitation: higher product costs or other expenses; a major loss of customers; loss or disruption of sources of supply; increased competitive pricing pressures; failure to develop or implement new technologies or business strategies; the implementation, timing and results of the Company's strategic pricing actions and other responses to market pressures; the outcome of pending and future litigation or governmental or regulatory proceedings, including with respect to wage and hour, anti-bribery and corruption, environmental, advertising, privacy and cybersecurity matters; investigations, inquiries, audits and changes in laws and regulations; disruption of information technology or data security systems; general industry or market conditions; general global economic conditions; currency exchange rate fluctuations; market volatility; commodity price volatility; labor shortages; facilities disruptions or shutdowns; higher fuel costs or disruptions in transportation services; natural and other catastrophes; unanticipated weather conditions; loss of key members of management; the Company's ability to operate, integrate and leverage acquired businesses; changes in credit ratings; changes in effective tax rates; and other factors identified under Item 1A: Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, as updated in the Company's Quarterly Reports on Form 10-Q.

Caution should be taken to not place undue reliance on Grainger's forward-looking statements and Grainger undertakes no obligation to publicly update any of its forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in Grainger's internal control over financial reporting for the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

For a description of the Company’s legal proceedings, see Note 13 - Contingencies and Legal Matters - to the Condensed Consolidated Financial Statements included under Item 1 - Financial Statements, of Part I of this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities – Second quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Apr. 1 - Apr. 30	52,035	$283.28	52,035	2,137,986
May 1 - May 31	21,951	$290.98	21,951	2,116,035
June 1 - June 30	22,477	$313.53	22,477	2,093,558
Total	96,463		96,463

(A)	There were no shares withheld to satisfy tax withholding obligations.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

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

W.W. GRAINGER, INC.
Date:	July 26, 2018	By:	/s/ Thomas B. Okray
Thomas B. Okray, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	July 26, 2018	By:	/s/ Eric R. Tapia
Eric R. Tapia, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.