Form 10-Q
period 2018-09-30
GRAINGER W W INC
filed 2018-11-01
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes [  ]  No [X]

There were 56,320,463 shares of the Company’s Common Stock, par value $0.50, outstanding as of September 30, 2018.

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands of dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$2,831,429	$2,635,999	$8,458,042	$7,792,397
Cost of goods sold	1,752,194	1,618,819	5,176,107	4,716,069
Gross profit	1,079,235	1,017,180	3,281,935	3,076,328
Selling, general and administrative expenses	890,113	739,442	2,413,997	2,277,009
Operating earnings	189,122	277,738	867,938	799,319
Other income (expense):
Interest income	2,003	707	3,645	1,365
Interest expense	(22,353)	(23,790)	(69,942)	(64,971)
Losses from equity method investment	(3,731)	(10,635)	(18,271)	(25,130)
Other, net	5,976	5,978	18,001	17,284
Total other expense, net	(18,105)	(27,740)	(66,567)	(71,452)
Earnings before income taxes	171,017	249,998	801,371	727,867
Income taxes	55,972	79,182	197,798	267,239
Net earnings	115,045	170,816	603,573	460,628
Less: Net earnings attributable to noncontrolling interest	10,668	8,810	30,680	25,957
Net earnings attributable to W.W. Grainger, Inc.	$104,377	$162,006	$572,893	$434,671
Earnings per share:
Basic	$1.84	$2.80	$10.12	$7.43
Diluted	$1.82	$2.79	$10.04	$7.39
Weighted average number of shares outstanding:
Basic	56,339,630	57,316,532	56,172,277	58,010,222
Diluted	56,803,857	57,521,348	56,588,530	58,329,925
Cash dividends paid per share	$1.36	$1.28	$4.00	$3.78

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net earnings	$115,045	$170,816	$603,573	$460,628
Other comprehensive (losses) earnings:
Foreign currency translation adjustments	213	24,563	(25,142)	100,409
Postretirement benefit plan re-measurement, net of tax expense $29,172 (see note 8)	—	46,543	—	46,543
Postretirement benefit plan reclassification, net of tax benefit of $825, $962, $2,475 and $2,720, respectively	(2,440)	(1,540)	(7,317)	(4,338)
Other	1	1	23	(11)
Total other comprehensive (losses) earnings	(2,226)	69,567	(32,436)	142,603
Comprehensive earnings, net of tax	112,819	240,383	571,137	603,231
Less: Comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	10,668	8,810	30,680	25,957
Foreign currency translation adjustments	(4,472)	(8)	(2,248)	4,338
Comprehensive earnings attributable to noncontrolling interest	6,196	8,802	28,432	30,295
Comprehensive earnings attributable to W.W. Grainger, Inc.	$106,623	$231,581	$542,705	$572,936

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except for share and per share amounts)

	As of
	(Unaudited)
ASSETS	September 30, 2018	Dec 31, 2017
CURRENT ASSETS
Cash and cash equivalents	$516,850	$326,876
Accounts receivable (less allowances for doubtful
accounts of $27,336 and $29,267, respectively)	1,481,300	1,325,186
Inventories, net	1,473,117	1,429,199
Prepaid expenses and other assets	93,586	86,667
Prepaid income taxes	18,491	38,061
Total current assets	3,583,344	3,205,989
PROPERTY, BUILDINGS AND EQUIPMENT, NET	1,348,914	1,391,967
DEFERRED INCOME TAXES	20,726	22,362
GOODWILL	429,818	543,903
INTANGIBLES, NET	479,521	569,115
OTHER ASSETS	69,860	70,918
TOTAL ASSETS	$5,932,183	$5,804,254
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$49,429	$55,603
Current maturities of long-term debt	36,973	38,709
Trade accounts payable	730,215	731,582
Accrued compensation and benefits	215,727	254,560
Accrued contributions to employees' profit sharing plans	93,509	92,682
Accrued expenses	302,263	313,766
Income taxes payable	39,216	19,759
Total current liabilities	1,467,332	1,506,661
LONG-TERM DEBT (less current maturities)	2,148,399	2,248,036
DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	115,644	111,710
EMPLOYMENT-RELATED AND OTHER NON-CURRENT LIABILITIES	100,754	110,114
SHAREHOLDERS' EQUITY
Cumulative preferred stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common stock – $0.50 par value – 300,000,000 shares authorized; 109,659,219 shares issued	54,830	54,830
Additional contributed capital	1,124,831	1,040,493
Retained earnings	7,751,677	7,405,192
Accumulated other comprehensive losses	(164,862)	(134,674)
Treasury stock, at cost – 53,338,756 and 53,330,356 shares, respectively	(6,828,773)	(6,675,709)
Total W.W. Grainger, Inc. shareholders’ equity	1,937,703	1,690,132
Noncontrolling interest	162,351	137,601
Total shareholders' equity	2,100,054	1,827,733
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,932,183	$5,804,254

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$603,573	$460,628
Provision for losses on accounts receivable	6,784	15,187
Deferred income taxes and tax uncertainties	10,004	(15,261)
Depreciation and amortization	191,602	194,338
Net gains from sales of assets and divestitures	(22,270)	(7,163)
Impairment of goodwill, intangible and other assets	142,155	18,459
Stock-based compensation	36,241	27,152
Losses from equity method investment	18,271	25,130
Change in operating assets and liabilities:
Accounts receivable	(171,829)	(145,631)
Inventories	(53,270)	34,851
Prepaid expenses and other assets	(12,920)	(4,206)
Trade accounts payable	4,419	56,717
Other current liabilities	(36,377)	29,643
Income taxes payable, net	38,666	18,015
Accrued employment-related benefits cost	(18,408)	4,306
Other, net	6,363	8,713
Net cash provided by operating activities	743,004	720,878
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment and intangibles	(168,896)	(191,183)
Proceeds from sales of assets and business divestitures	75,558	110,421
Equity method investment	(11,875)	(22,430)
Other, net	—	3,554
Net cash used in investing activities	(105,213)	(99,638)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in commercial paper	18	(369,748)
Borrowings under lines of credit	23,782	33,931
Payments against lines of credit	(27,899)	(39,705)
Proceeds from issuance of long-term debt	185	424,020
Payments of long-term debt	(89,408)	(15,812)
Proceeds from stock options exercised	179,549	27,255
Payments for employee taxes withheld from stock awards	(11,381)	(17,546)
Purchase of treasury stock	(282,746)	(435,983)
Cash dividends paid	(232,289)	(225,504)
Other, net	2,747	—
Net cash used in financing activities	(437,442)	(619,092)
Exchange rate effect on cash and cash equivalents	(10,375)	8,281
NET CHANGE IN CASH AND CASH EQUIVALENTS	189,974	10,429
Cash and cash equivalents at beginning of year	326,876	274,146
Cash and cash equivalents at end of period	$516,850	$284,575

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

The Condensed Consolidated Balance Sheet as of December 31, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all of the disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.

The unaudited financial information reflects all adjustments (primarily consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the statements contained in this report.

2.    NEW ACCOUNTING STANDARDS

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2017-07, Compensation Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). This ASU improves the presentation of net periodic pension cost and net periodic postretirement benefit cost. The effective date of this ASU was for fiscal years and interim periods beginning after December 15, 2017. The Company adopted this ASU as of January 1, 2018. This ASU was applied retrospectively for the presentation of the net periodic postretirement cost components in the Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2017 and prospectively, after the effective date. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component is applied prospectively. The impact of the ASU for the three and nine months ended September 30, 2017 was an increase of $3.4 million and $9.4 million, respectively, in Selling, general and administrative expenses (SG&A) offset by a reduction in Total other expense, net of $3.4 million and $9.4 million, respectively, related to the reclassification of interest cost, expected return on plan assets and amortization of unrecognized gains and prior service credits. See Note 8 to the Financial Statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows a reclassification from Accumulated other comprehensive earnings to Retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act. The effective date of this ASU is for fiscal years and interim periods beginning after December 15, 2018, and early adoption is permitted. The
Company has evaluated the provisions of this standard and is in the process of assessing the amount to reclassify from Accumulated other comprehensive losses to Retained earnings.

In August 2018, the FASB issued ASU 2018-14, Retirement Benefits - Defined Benefit Plans - Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU removes disclosures that are no longer considered cost beneficial, clarifies specific requirements of the disclosure and adds disclosure requirements identified as relevant to improve the effectiveness of the disclosures. The effective date of this ASU is for fiscal years and interim periods beginning after December 15, 2020 and early adoption is permitted. The Company is evaluating the impact of this ASU.

In September 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other Internal Use Software (Subtopic 350-40) Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The effective date of this ASU is for fiscal years and interim periods beginning after December

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15, 2019, and early adoption is permitted. The Company has elected to early adopt prospectively and does not expect a material impact to the Company's Consolidated Financial Statements.

LEASE ACCOUNTING STANDARDS

In February 2016, the FASB issued ASU 2016-02, Leases as modified by subsequently issued ASUs 2018-01, 2018-10 and 2018-11. The core principle of the ASU improves transparency and comparability related to the accounting and reporting of leasing arrangements, including balance sheet recognition for assets and liabilities associated with rights and obligations created by leases with terms greater than twelve months, among other changes.

The effective date of these ASUs is for fiscal years and interim periods beginning after December 15, 2018 and early adoption is permitted. The Company has elected not to early adopt these ASUs. The Company plans to elect the modified retrospective application with practical expedient to adopt the new guidance effective January 1, 2019. Grainger will record the right of use assets and corresponding liabilities and does not expect a material impact to the Company's Consolidated Financial Statements.

3.    REVENUE

Company revenue is primarily comprised of MRO product sales and related activities, such as freight and services.

Recognition

The Company recognizes revenue when a sales arrangement with a customer exists (e.g., contract, purchase orders, others), transaction price is fixed or determinable and the Company has satisfied its performance obligation per the sales arrangement. The Company's sales arrangements generally have standard payment terms that do not exceed a year.

The majority of Company revenue originates from contracts with a single performance obligation to deliver products, whereby the Company’s performance obligations are satisfied when control of the product is transferred to the customer per the arranged shipping terms. Some Company contracts contain a combination of product sales and services, which are distinct and accounted for as separate performance obligations. The Company’s performance obligations for services are satisfied when the services are rendered within the arranged service period. Total service revenue is not material and accounted for approximately 1% of total Company revenue for the three and nine months ended September 30, 2018.

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have any material unsatisfied performance obligations, contract assets or liabilities as of September 30, 2018 and December 31, 2017.

Measurement

The Company’s revenue is reported as Net sales and is measured at the determinable transaction price, net of any variable considerations (e.g., rights to return product, sales incentives, others) and any taxes collected from customers and subsequently remitted to governmental authorities. The Company considers shipping and handling as activities to fulfill its performance obligation. Billings for freight are accounted for as Net sales and shipping and handling costs are accounted for in Cost of goods sold.

The Company offers customers rights to return product and sales incentives, which primarily consist of volume rebates. The Company’s rights of return and sales incentives generally do not exceed a year. The Company estimates sales returns and volume rebate accruals throughout the year based on various factors, including contract terms, historical experience and performance levels. Total accrued sales returns were approximately $28 million as of both September 30, 2018 and December 31, 2017, respectively, and are reported as a reduction of Accounts receivable, net. Total accrued sales incentives were approximately $63 million and $55 million as of September 30, 2018 and December 31, 2017, respectively, and are reported as part of Accrued expenses.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Disaggregation of Revenues

Grainger serves a large number of customers in diverse industries, which are subject to different economic and market specific factors. The Company's presentation of revenue by industry most reasonably depicts how the nature, amount, timing and uncertainty of Company revenue and cash flows are affected by economic and market specific factors. The following table presents the Company's percentage of revenue by reportable segment and by major customer industry for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018
	U.S.	Canada	Total Company (2)
Government	20%	5%	15%
Heavy Manufacturing	19%	20%	18%
Light Manufacturing	13%	6%	11%
Transportation	5%	8%	5%
Commercial	16%	9%	13%
Retail/Wholesale	8%	4%	7%
Contractors	9%	11%	8%
Natural Resources	3%	34%	4%
Other (1)	7%	3%	19%
Total net sales	100%	100%	100%
Percent of Total Company Revenue	73%	5%	100%

	Nine Months Ended September 30, 2018
	U.S.	Canada	Total Company (2)
Government	19%	6%	14%
Heavy Manufacturing	19%	20%	18%
Light Manufacturing	13%	6%	11%
Transportation	5%	7%	5%
Commercial	16%	10%	13%
Retail/Wholesale	8%	4%	7%
Contractors	10%	11%	8%
Natural Resources	3%	33%	4%
Other (1)	7%	3%	20%
Total net sales	100%	100%	100%
Percent of Total Company Revenue	73%	6%	100%
(1) Other category primarily includes revenue from individual customers not aligned to major industry segment, including small businesses and consumers and intersegment net sales.
(2) Total Company includes other businesses, which include the Company's single channel businesses and operations in Europe, Asia and Latin America and account for approximately 22% and 21% of revenue for the three and nine months ended September 30, 2018, respectively.

Cost of Goods Sold

Cost of goods sold includes products and product-related costs, vendor consideration, shipping and handling costs and service costs.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.    PROPERTY, BUILDINGS AND EQUIPMENT

Property, buildings and equipment consisting of the following (in thousands of dollars):

	As of
	September 30, 2018	December 31, 2017
Land	$319,990	$348,739
Building, structures and improvements	1,339,754	1,342,508
Furniture, fixtures, machinery and equipment	1,781,459	1,753,413
Property, buildings and equipment	$3,441,203	$3,444,660
Less: Accumulated depreciation and amortization	2,092,289	2,052,693
Property, buildings and equipment, net	$1,348,914	$1,391,967

5.    GOODWILL AND INTANGIBLE ASSETS

The balances and changes in the carrying amount of Goodwill by segment, including cumulative goodwill impairment charges are as follows (in thousands of dollars):

	United States	Canada	Other businesses	Total
Balance at January 1, 2017	$202,020	$122,140	$202,990	$527,150
Divestiture	(3,316)	—	—	(3,316)
Impairment	(7,169)	—	—	(7,169)
Translation	—	8,282	18,956	27,238
Balance at December 31, 2017	191,535	130,422	221,946	543,903
Divestiture	—	—	—	—
Impairment	—	—	(104,461)	(104,461)
Translation	—	(3,304)	(6,320)	(9,624)
Balance at September 30, 2018	$191,535	$127,118	$111,165	$429,818

Cumulative goodwill impairment charges, December 31, 2017	$24,207	$32,265	$70,299	$126,771
Impairment	—	—	104,461	104,461
Cumulative goodwill impairment charges, September 30, 2018	$24,207	$32,265	$174,760	$231,232

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The balances and changes in Intangible assets, net are as follows (in thousands of dollars):

		September 30, 2018			December 31, 2017
	Weighted average life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer lists and relationships	14.3 years	$413,216	$199,645	$213,571	$430,026	$195,842	$234,184
Trademarks, trade names and other	14.5 years	24,073	14,945	9,128	25,886	16,054	9,832
Non-amortized trade names and other		99,172	—	99,172	137,491	—	137,491
Capitalized software	4.2 years	652,501	494,851	157,650	632,431	444,823	187,608
Total intangible assets	8.2 years	$1,188,962	$709,441	$479,521	$1,225,834	$656,719	$569,115

The Company tests goodwill and intangible assets for impairment annually during the fourth quarter and more frequently if impairment indicators exist. Qualitative assessments of significant events or changes in circumstances are performed quarterly to determine the existence of impairment indicators and assess if it is more likely than not that the carrying value of these assets may not be recoverable and determine if quantitative impairment tests are necessary. Factors evaluated include declines in stock price, market capitalization and reporting units' historical and projected results, deteriorations of industry growth assumptions, declining economic indicators and other structural variables.
For the quantitative impairment tests for goodwill, the Company compares reporting units’ carrying values with their fair values and records an impairment charge for any excess of carrying value over fair value. Reporting unit fair values are estimated primarily using the income-based discounted cash flow (DCF) method. Value indicators from a market-based approach are used to evaluate overall reasonableness. The DCF method incorporates various assumptions including the amount and timing of reporting unit future expected cash flows, including revenues, gross margins, operating expenses, capital expenditures and working capital based on reporting units’ budgets, long-range strategic plans and other estimates, plus a terminal value that estimates the perpetual growth for the reporting units. Estimates of market-participant risk-adjusted weighted average cost of capital are used to discount reporting units’ future expected cash flows and terminal value to net present value.
For the quantitative tests for indefinite-lived intangible assets, which are primarily trade names, the Company compares the assets' carrying values with their fair values and records an impairment charge for any excess of carrying value over fair value. Trade name fair values are estimated using the relief from royalty method, which estimates the expected royalty savings attributable to the ownership of the trade name asset. The key assumptions when valuing trade names are revenue, royalty rate and discount rate.
For the quantitative tests for amortizable intangible assets, the Company first estimates the future undiscounted cash flows through the useful lives of the assets and compares them to the assets’ carrying value. If carrying values exceed future undiscounted cash flows, then a second step is performed whereas the assets’ fair value is estimated and an impairment charge is recorded for any excess of carrying value over fair value.
Third Quarter 2018 Qualitative Tests
During the quarter ended September 30, 2018, the Company performed qualitative goodwill and intangible asset assessments. With the exception of the Cromwell reporting unit, the Company did not identify any significant events or changes in circumstances that indicated the existence of impairment indicators, and as such quantitative impairment tests were not required. However, changes in assumptions, judgments and estimates regarding reporting unit performance and structural economic conditions may have a significant impact on the fair value of reporting units and intangible assets in the future. If future earnings and cash flow projections are not achieved or structural economic conditions are unfavorable, future impairments of goodwill or intangible assets could result.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Cromwell Goodwill and Intangible Assets
The operating performance of the Cromwell reporting unit has deteriorated from the second quarter of 2018 and the Company lowered its short-term forecasts and long-term outlook projections. These factors, combined with sustained economic uncertainty in the U.K market and higher interest rates, led the Company to conclude that it was more likely than not that the carrying value of Cromwell’s goodwill and intangible assets may not be recoverable. Accordingly, quantitative tests were performed during the quarter ended September 30, 2018.

In the quantitative test for goodwill performed in 2017, the fair value of the Cromwell reporting unit exceeded its carrying value by 15%. During the third quarter 2018 test, the Company considered the impact of the prolonged softness and uncertainty in the U.K. market due to Brexit and other unfavorable structural economic conditions, as well as Cromwell’s underperformance compared to expectations, prior year quantitative test assumptions and future performance projections. The revised outlook and uncertainty beyond 2018 were factored into lower revenues, earnings and cash flow projections which, combined with an increase in the discount rate, resulted in the calculated fair value of the Cromwell reporting unit below its carrying value. Accordingly, during the quarter ended September 30, 2018, the Company recorded a full goodwill impairment charge of $105 million with no tax benefit due to the nondeductibility of goodwill in the relevant taxing jurisdictions. The revised revenue and gross margin projections also resulted in the reduction of royalty rate and value attributable to the Cromwell trade name for which the Company recorded a $34 million impairment charge during the same period. The cumulative indefinite-lived intangible impairment charge of $34 million was recorded in other businesses as of September 30, 2018 and there were none as of December 31, 2017. The goodwill and intangible asset impairment charges were recorded in SG&A.

The Company also performed an impairment test on Cromwell’s intangible assets subject to amortization and long-lived assets using the undiscounted cash flows method and no impairment charge was required during the quarter ended September 30, 2018.

6.     RESTRUCTURING

The Company continues to execute on its previously announced restructuring actions to reduce costs in the U.S. and at the Company level (Unallocated expense) and to focus on profitability in Canada and other businesses. Restructuring costs, net, for the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands of dollars):

	Three Months Ended September 30,
	2018				2017
	Cost of goods sold	Selling, general and administrative expenses		Total	Cost of goods sold	Selling, general and administrative expenses		Total
		Involuntary employee termination costs	Other charges (gains)			Involuntary employee termination costs	Other charges (gains)
U.S.	$48	$3,453	$(1)	$3,500	$(100)	$10,917	$(2,873)	$7,944
Canada	(189)	3,431	(4,123)	(881)	—	1,882	3,055	4,937
Other businesses	—	—	1,115	1,115	581	73	(864)	(210)
Total	$(141)	$6,884	$(3,009)	$3,734	$481	$12,872	$(682)	$12,671

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2018				2017
	Cost of goods sold	Selling, general and administrative expenses		Total	Cost of goods sold	Selling, general and administrative expenses		Total
		Involuntary employee termination costs	Other charges (gains)			Involuntary employee termination costs	Other charges (gains)
U.S.	$348	$12,133	$(7,444)	$5,037	$(100)	$19,459	$(17,634)	$1,725
Canada	(611)	23,131	(463)	22,057	2,574	9,842	14,093	26,509
Other businesses	1,083	1,564	2,015	4,662	581	3,595	37,124	41,300
Unallocated expense	—	—	(4,688)	(4,688)	—	—	—	—
Total	$820	$36,828	$(10,580)	$27,068	$3,055	$32,896	$33,583	$69,534

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

The following summarizes the restructuring activity for the nine months ended September 30, 2018 (in thousands of dollars):

	Current asset write-downs	Property, buildings and equipment write-downs and disposals	Current liabilities
			Involuntary employee termination costs	Lease termination costs	Other costs	Total
Balances as of December 31, 2017	$13,101	$741	50,289	$4,893	$12,764	$81,788
Restructuring costs, net of (gains)	4,201	(17,847)	36,828	3,456	430	27,068
Cash (paid) received, net	(844)	45,020	(45,056)	(3,886)	(1,632)	(6,398)
Non-cash, translation and other	(13,866)	(27,293)	(1,276)	(1,729)	(6,393)	(50,557)
Balances as of September 30, 2018	$2,592	$621	$40,785	$2,734	$5,169	$51,901

The cumulative amounts incurred to date since the inception of the program and expected through the end of 2019 (excluding results of sales of real estate) in connection with the Company's restructuring actions for active programs are as follows (in thousands of dollars):

	Cumulative amount incurred to date	Additional amount expected
U.S.	$67,435	$2,339
Canada	80,525	6,749
Other businesses	65,378	545
Unallocated expense	14,852	—
Total	$228,190	$9,633

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.    SHORT-TERM AND LONG-TERM DEBT

Short-term debt consisted of outstanding lines of credit. Long-term debt consisted of the following (in thousands of dollars):

	As of September 30, 2018		As of December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.60% senior notes due 2045	$1,000,000	$1,046,760	$1,000,000	$1,089,000
3.75% senior notes due 2046	400,000	364,980	400,000	384,200
4.20% senior notes due 2047	400,000	392,540	400,000	410,800
British pound term loan	177,180	177,180	194,574	194,574
Euro term loan	127,689	127,689	131,956	131,956
Canadian dollar revolving credit facility	54,247	54,247	99,388	99,388
Capital lease obligations and other	48,867	48,867	84,274	84,274
Subtotal	2,207,983	2,212,263	2,310,192	2,394,192
Less current maturities	(36,973)	(36,973)	(38,709)	(38,709)
Debt issuance costs and discounts	(22,611)	(22,611)	(23,447)	(23,447)
Long-term debt (less current maturities)	$2,148,399	$2,152,679	$2,248,036	$2,332,036

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

The net periodic benefits for the Company's postretirement healthcare benefits plan, which are valued at the measurement date of January 1 for each year and recognized evenly throughout the year, consisted of the following (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Selling, general and administrative expenses
Service cost	$1,629	$1,856	$4,887	$5,649
Other income (expense)
Interest cost	1,712	2,026	5,136	6,323
Expected return on assets	(3,315)	(2,957)	(9,945)	(8,670)
Amortization of unrecognized gains	(840)	(609)	(2,520)	(1,919)
Amortization of prior service credits	(2,424)	(1,893)	(7,272)	(5,139)
Net periodic benefit	$(3,238)	$(1,577)	$(9,714)	$(3,756)

The Company has established a Group Benefit Trust (Trust) to fund postretirement healthcare plan obligations and process benefit payments. The Company has no minimum funding requirement and did not make a contribution to the Trust during the nine months ended September 30, 2018.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.    INCOME TAXES

The reconciliation of income tax expense with federal income taxes at statutory rate follows (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Federal income tax (21% in 2018 and 35% in 2017)	$35,914	$87,499	$168,288	$254,753
States income taxes, net of federal income tax benefit	4,817	5,996	22,572	17,458
Clean energy credit	(2,897)	(8,902)	(13,575)	(25,917)
Foreign rate difference	1,895	2,152	8,880	6,265
Impairment and other charges	27,875	—	27,875	19,188
Stock compensation benefit	(8,289)	(575)	(18,899)	(8,314)
Other, net	(3,343)	(6,988)	2,657	3,806
Income tax expense	$55,972	$79,182	$197,798	$267,239
Effective tax rate	32.7%	31.7%	24.7%	36.7%
The Tax Cut and Jobs Act (the Tax Act) was enacted on December 22, 2017. The Company applied Staff Accounting Bulletin (SAB) 118 when accounting for the enactment-date effects of the Tax Act at December 31, 2017 and recorded estimates primarily related to the revaluation of deferred tax balances and the one-time transition tax. As of September 30, 2018, the Company had not completed the analysis for all of the tax effects of the Tax Act and had not recorded any additional adjustments to the amounts recorded at December 31, 2017. The Company expects to complete the Tax Act estimates in the fourth quarter of 2018 and does not expect a material impact to the Consolidated Financial Statements.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in thousands of dollars, except for share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net earnings attributable to W.W. Grainger, Inc. as reported	$104,377	$162,006	$572,893	$434,671
Distributed earnings available to participating securities	(640)	(603)	(1,596)	(1,576)
Undistributed earnings available to participating securities	(243)	(806)	(3,108)	(1,966)
Numerator for basic earnings per share – Undistributed and distributed earnings available to common shareholders	103,494	160,597	568,189	431,129
Undistributed earnings allocated to participating securities	243	806	3,108	1,966
Undistributed earnings reallocated to participating securities	(242)	(803)	(3,086)	(1,956)
Numerator for diluted earnings per share – Undistributed and distributed earnings available to common shareholders	$103,495	$160,600	$568,211	$431,139
Denominator for basic earnings per share – weighted average shares	56,339,630	57,316,532	56,172,277	58,010,222
Effect of dilutive securities	464,227	204,816	416,253	319,703
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	56,803,857	57,521,348	56,588,530	58,329,925
Earnings per share two-class method
Basic	$1.84	$2.80	$10.12	$7.43
Diluted	$1.82	$2.79	$10.04	$7.39

11.    DIVIDEND

On October 31, 2018, the Company’s Board of Directors declared a quarterly dividend of $1.36 per share, payable December 1, 2018, to shareholders of record on November 12, 2018.

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

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Following is a summary of segment results (in thousands of dollars):

	Three Months Ended September 30, 2018
	U.S.	Canada	Other businesses	Total
Total net sales	$2,188,324	$149,782	$609,317	$2,947,423
Intersegment net sales	(115,007)	(22)	(965)	(115,994)
Net sales to external customers	$2,073,317	$149,760	$608,352	$2,831,429
Segment operating earnings	$326,273	$(4,051)	$(99,831)	$222,391

	Three Months Ended September 30, 2017
	U.S.	Canada	Other businesses	Total
Total net sales	$2,015,968	$188,216	$536,927	$2,741,111
Intersegment net sales	(103,667)	(13)	(1,432)	(105,112)
Net sales to external customers	$1,912,301	$188,203	$535,495	$2,635,999
Segment operating earnings	$294,603	$(14,972)	$26,892	$306,523

	Nine Months Ended September 30, 2018
	U.S.	Canada	Other businesses	Total
Total net sales	$6,471,116	$508,414	$1,819,562	$8,799,092
Intersegment net sales	(337,912)	(55)	(3,083)	(341,050)
Net sales to external customers	$6,133,204	$508,359	$1,816,479	$8,458,042
Segment operating earnings	$1,032,491	$(37,875)	$(22,509)	$972,107

	Nine Months Ended September 30, 2017
	U.S.	Canada	Other businesses	Total
Total net sales	$5,968,565	$563,470	$1,560,894	$8,092,929
Intersegment net sales	(297,247)	(15)	(3,270)	(300,532)
Net sales to external customers	$5,671,318	$563,455	$1,557,624	$7,792,397
Segment operating earnings	$913,705	$(59,428)	$44,177	$898,454

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating earnings:
Segment operating earnings	$222,391	$306,523	$972,107	$898,454
Unallocated expenses and eliminations	(33,269)	(28,785)	(104,169)	(99,135)
Total consolidated operating earnings	$189,122	$277,738	$867,938	$799,319

Segment and total consolidated operating earnings for the three and nine months ended September 30, 2017 were restated for the implementation of ASU 2017-07. See Note 2 to the Financial Statements.

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

Following are reconciliations of segment assets with the total consolidated assets per the financial statements (in thousands of dollars):

	U.S.	Canada	Other businesses	Total
Segment assets:
September 30, 2018	$2,515,137	$213,525	$672,854	$3,401,516
December 31, 2017	$2,309,734	$278,633	$605,452	$3,193,819

	As of
Total assets:	September 30, 2018	December 31, 2017
Assets for reportable segments	3,401,516	3,193,819
Other current and non-current assets	2,251,555	2,428,074
Unallocated assets	279,112	182,361
Total consolidated assets	$5,932,183	$5,804,254

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

	U.S. 2018 Forecast		Canada 2018 Forecast
	October	July	September	June
Business Investment	7.0%	7.0%	4.6%	5.8%
Business Inventory	1.1%	2.0%	—	—
Exports	4.0%	5.1%	2.8%	1.7%
Industrial Production	3.7%	3.5%	3.1%	2.0%
GDP	2.9%	3.0%	2.2%	2.2%
Oil Prices	—	—	$69/barrel	$66/barrel
Source: Global Insight U.S. (October 2018 and July 2018), Global Insight Canada (September 2018 and June 2018)

In the U.S., Business Inventory and Exports are forecast to slow from the July forecast but all indicators are expected to remain strong during 2018, supported by expanding domestic and global markets, stable GDP and Exports, low capital costs and a stable regulatory climate. In Canada, Exports and Industrial Production are expected to improve, while Business Investment remains strong. Oil prices have signaled a recovery as the price per barrel has trended upward.
In the third quarter of 2018, the office of the United States Trade Representative enacted tariffs on a significant number of Chinese imports which may affect the Company’s business environment, product availability, gross margins and results of operations. Grainger is currently validating tariff increases, working with suppliers to minimize the cost impact, identifying alternative suppliers and evaluating pricing actions while ensuring the that the Company’s pricing is market based to mitigate tariff impact.
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

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability
There were 63 sales days in the three months ended September 30, 2018 and 2017.

Results of Operations – Three Months Ended September 30, 2018
The following table is included as an aid to understand the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars):

	Three Months Ended September 30,
			Percent Increase/(Decrease)	As a Percent of Net Sales
	2018 (A)	2017 (A)		2018	2017
Net sales	$2,831	$2,636	7%	100.0%	100.0%
Cost of goods sold	1,752	1,619	8%	61.9	61.4
Gross profit	1,079	1,017	6%	38.1	38.6
Selling, general and administrative expenses	890	739	20%	31.4	28.1
Operating earnings	189	278	(32)%	6.7	10.5
Other expense, net	18	28	(35)%	0.6	1.1
Income taxes	56	79	(29)%	2.0	3.0
Net earnings	115	171
Noncontrolling interest	11	9	21%	0.4	0.3
Net earnings attributable to W.W. Grainger, Inc.	$104	$162	(36)%	3.7%	6.1%
(A) May not sum due to rounding

Grainger’s net sales of $2,831 million for the third quarter of 2018 increased $195 million, or 7% compared to the same period in 2017, and consisting of the following:

Percent Increase/(Decrease)
Volume	7
Price	1
Foreign exchange	(1)
Total	7%

The increase in net sales was primarily driven by volume increases in the U.S. business due to market share gain, an improved demand environment and continued double digit growth in the single channel businesses, partially offset by lower sales in the Canada business. See Note 3 to the Financial Statements and refer to the Segment Analysis below for further details.

Gross profit of $1,079 million for the third quarter of 2018 increased $62 million, or 6% compared to the same quarter in 2017, primarily due to higher sales during the period. The gross profit margin of 38.1% during the third quarter of 2018 decreased 0.5 percentage point when compared to the same quarter in 2017. The lower gross profit margin includes a 0.5 percentage point decline from the implementation of the Financial Accounting Standards Board (FASB) new revenue recognition standard that primarily reclassifies certain costs related to KeepStock® services from Selling, general and administrative expenses (SG&A) to Cost of goods sold. Excluding this impact, gross profit margin would have been flat compared to the prior year.

The table below reconciles reported SG&A, operating earnings and net earnings attributable to W.W. Grainger, Inc. determined in accordance with U.S. generally accepted accounting principles (GAAP) to adjusted SG&A, operating earnings and net earnings attributable to W.W. Grainger, Inc., which are all considered non-GAAP measures. The Company believes that these non-GAAP measures provide meaningful information to assist shareholders in understanding financial results and assessing prospects for future performance as they provide a better baseline for

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

analyzing the ongoing performance of its businesses by excluding items that may not be indicative of core operating results. Because non-GAAP financial measures are not standardized, it may not be possible to compare these measures with other companies' non-GAAP measures having the same or similar names. All tables below are in thousands of dollars:

	Three Months Ended
	September 30,
	2018	2017	%
Selling, general and administrative expenses reported	$890,113	$739,442	20%
Restructuring (U.S.)	3,452	13,251
Branch gains (U.S.)	—	(5,207)
Other charges (U.S.)	—	(3,023)
Restructuring (Canada)	(692)	4,937
Restructuring (Other businesses)	1,115	(791)
Impairment charges (Other businesses)	138,750	—
Subtotal	142,625	9,167
Selling, general and administrative expenses adjusted	$747,488	$730,275	2%

	2018	2017	%
Operating earnings reported	$189,122	$277,738	(32)%
Total restructuring and impairments charges, net of branch gains and other charges	142,484	9,648
Operating earnings adjusted	$331,606	$287,386	15%

	2018	2017	%
Net earnings attributable to W.W. Grainger, Inc. reported	$104,377	$162,006	(36)%
Total restructuring and impairment charges, net of branch gains and other charges	142,484	9,648
Tax effect of impairment	(5,829)	—
Tax effect (1)	(626)	(3,129)
Total restructuring and impairment charges, net of branch gains and other charges and tax	136,029	6,519
Net earnings attributable to W.W. Grainger, Inc. adjusted	$240,406	$168,525	43%
(1) The tax impact of adjustments is calculated based on the income tax rate in each applicable jurisdiction, subject to deductibility limitations and the Company's ability to realize the associated tax benefits.

SG&A of $890 million for the third quarter of 2018 increased $151 million, or 20% compared to the third quarter of 2017. During the quarter ended September 30, 2018, the Company recorded $139 million of impairment charges related to goodwill and tradename intangible asset at the Cromwell business. See Note 5 to the Financial Statements. Excluding restructuring and impairment charges net of branch gains and other charges in both periods as noted in the table above, SG&A increased $17 million, or 2% primarily due to higher variable costs in connection with higher sales, primarily payroll and variable compensation.

Operating earnings of $189 million for the third quarter of 2018 decreased $89 million, or 32% compared to the third quarter of 2017. Excluding restructuring and impairment charges net of branch gains and other charges in both periods as noted in the table above, operating earnings increased $45 million or 15%, driven primarily by higher sales, higher gross profit dollars and improved SG&A leverage.

Other expense, net was $18 million for the third quarter of 2018, a decrease of 35% compared to the third quarter of 2017. The decrease was primarily due to lower losses from the Company's clean energy investments.

Income taxes of $56 million for the third quarter of 2018 decreased $23 million, or 29% compared to the third quarter of 2017. Grainger's effective tax rates were 32.7% and 31.7% for the three months ended September 30, 2018 and

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

2017, respectively. The higher effective tax rate in 2018 is primarily due to the impact of Cromwell impairment charges that lowered reported earnings and were not tax deductible, net of the benefit from the Tax Cut and Jobs Act (the Tax Act) and the excess tax benefits from stock-based awards.

Net earnings attributable to W.W. Grainger, Inc. of $104 million for the third quarter of 2018 decreased $58 million or 36% compared to the third quarter of 2017. Excluding restructuring and impairment charges net of branch gains and other charges from both periods in the table above, net earnings increased $71 million, or 43%. The increase in net earnings primarily resulted from higher gross profit, lower SG&A and lower income taxes.

Diluted earnings per share of $1.82 in the third quarter of 2018 was down 35% versus the $2.79 for the third quarter of 2017, primarily due to lower net earnings. Excluding restructuring and impairment charges net of branch gains and other charges from both periods in the table above, diluted earnings per share of $4.19 in the third quarter 2018 increased 44% from $2.90 for the third quarter 2017.

Segment Analysis
The following comments at the U.S. and Canada segments and Other businesses level include external and intersegment net sales and operating earnings. See Note 12 to the Financial Statements.

United States
Net sales were $2,188 million for the third quarter of 2018, an increase of $172 million, or 9% compared to the same period in 2017, and consisting of the following:

Percent Increase/(Decrease)
Volume	8
Price	1
Total	9%

Sales to customers in the heavy manufacturing, government and retail end markets increased high single digits. Natural resources and contractors increased mid-single digits and light manufacturing end markets increased low-single digits. Overall, revenue increases were primarily driven by market share gains and improved demand in all industries. See Note 3 to the Financial Statements.

The gross profit margin for the third quarter of 2018 decreased 0.4 percentage point compared to the same period in 2017. The decline was primarily driven by a 0.6 percentage point decrease due to the implementation of the FASB's new revenue recognition standard. Excluding the impact of the implementation of the revenue recognition standard, gross profit margin would have shown a favorable 0.2 percentage point increase due to sales volume growth.

SG&A increased 6% in the third quarter of 2018 compared to the third quarter 2017. The increase was primarily driven by higher variable compensation due to stronger than anticipated performance, partially offset by the implementation of the FASB's new revenue recognition standard.

Operating earnings of $326 million for the third quarter of 2018 increased $31 million, or 11% from $295 million for the third quarter of 2017. This increase was driven primarily by higher sales, higher gross profit dollars and improved SG&A leverage.

Canada
Net sales were $150 million for the third quarter of 2018, a decrease of $38 million, or 20% compared to the same period in 2017 and consisting of the following:

Percent (Decrease)/Increase
Volume	(27)
Foreign exchange	(3)
Price	10
Total	(20)%

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For the third quarter of 2018, volume was down 27 percentage points compared to the same period in 2017 due to branch closures and sales coverage optimization activities, partially offset by price increases and continued contract negotiations of 10 percentage points for the third quarter of 2018.

The gross profit margin decreased 0.3 percentage point in the third quarter of 2018 versus the third quarter of 2017, primarily related to prior year adjustments related to excess and obsolete inventory, vendor rebates not repeating in 2018 and the implementation of the FASB's new revenue recognition standard.

SG&A decreased 31% in the third quarter of 2018 compared to the third quarter of 2017. Excluding restructuring costs in both periods (as noted in the table above and Note 6 to the Financial Statements), SG&A would have decreased 26%. This decrease was primarily due to cost reduction actions and lower variable expense due to lower sales volume.

Operating losses were $4 million for the third quarter of 2018 compared to $15 million in the third quarter of 2017. Excluding restructuring costs in both periods (as noted in the table above and Note 6 to the Financial Statements), operating losses would have been $5 million compared to $10 million in the prior period due to lower SG&A and lower sales volume.

Other businesses
Net sales were $609 million for the third quarter of 2018, an increase of $72 million, or 13% when compared to the same period in 2017 and consisting of the following:

Percent Increase
Price/volume	14
Foreign exchange	(1)
Total	13%

The net sales increase was primarily due to continued growth in the single channel businesses as a result of increased customer acquisition and improved sales growth in the international businesses.

Operating losses of $100 million for the third quarter of 2018 were down $127 million compared to operating earnings of $27 million the third quarter of 2017. Other businesses included impairment charges relating to the Cromwell business in the U.K. See Note 5 to the Financial Statements. Excluding restructuring and impairment charges in both periods, operating earnings increased $13 million or 50%, primarily due to strong performance from the single channel businesses.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability
There were 191 sales days in the nine months ended September 30, 2018 and 2017.

Results of Operations – Nine Months Ended September 30, 2018
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars):

	Nine Months Ended September 30,
			Percent Increase/(Decrease)	As a Percent of Net Sales
	2018 (A)	2017 (A)		2018	2017
Net sales	$8,458	$7,792	9	100.0%	100.0%
Cost of goods sold	5,176	4,716	10	61.2	60.5
Gross profit	3,282	3,076	7	38.8	39.5
Selling, general and administrative expenses	2,414	2,277	6	28.5	29.2
Operating earnings	868	799	9	10.3	10.3
Other expense, net	67	71	(7)	0.8	1.0
Income taxes	198	267	(26)	2.3	3.4
Net earnings	604	461
Noncontrolling interest	31	26	18	0.4	0.3
Net earnings attributable to W.W. Grainger, Inc.	$573	$435	32%	6.8%	5.6%
(A) May not sum due to rounding

Grainger’s net sales of $8,458 million for the nine months ended September 30, 2018 increased $666 million, or 9% compared to the same period in 2017, and consisting of the following:

Percent Increase/(Decrease)
Volume	8
Foreign exchange	1
Total	9%

The increase in net sales was primarily driven by volume increases in the U.S. business due to market share gain and an improved demand environment and continued double digit growth in the single channel businesses, offset by lower sales in the Canada business. See Note 3 to the Financial Statements and refer to the Segment Analysis below for further details.

Gross profit of $3,282 million for the nine months ended September 30, 2018 increased $206 million, or 7% compared to the same period in 2017. The gross profit margin of 38.8% decreased 0.7 percentage point when compared to the same period in 2017. The lower gross profit margin includes a 0.5 percentage point decline from the implementation of the FASB's new revenue recognition standard. Excluding this impact, gross profit margin would have decreased 0.2 percentage point compared to the prior year, driven primarily by the strategic pricing actions in the U.S. business, partially offset by positive customer mix in the U.S. business and improved performance in the Canada business.

The table below reconciles reported SG&A, operating earnings and net earnings attributable to W.W. Grainger, Inc. determined in accordance with U.S. GAAP to adjusted SG&A, operating earnings and net earnings attributable to W.W. Grainger, Inc., which are all considered non-GAAP measures. The Company believes that these non-GAAP measures provide meaningful information to assist shareholders in understanding financial results and assessing prospects for future performance as they provide a better baseline for analyzing the ongoing performance of its businesses by excluding items that may not be indicative of core operating results. Because non-GAAP financial measures are not standardized, it may not be possible to compare these measures with other companies' non-GAAP measures having the same or similar names. All tables below are in thousands of dollars:

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended
	September 30,
	2018	2017	%
Selling, general and administrative expenses reported	$2,413,997	$2,277,009	6%
Restructuring (U.S.)	13,602	29,857
Branch gains (U.S.)	(8,913)	(28,032)
Other charges (U.S.)	—	(3,023)
Restructuring (Canada)	22,668	23,935
Restructuring (Other businesses)	3,579	40,719
Impairment charges (Other businesses)	138,750	—
Restructuring (Unallocated expense)	(4,688)	—
Subtotal	164,998	63,456
Selling, general and administrative expenses adjusted	$2,248,999	$2,213,553	2%

	2018	2017	%
Operating earnings reported	$867,938	$799,319	9%
Total restructuring and impairment charges, net of branch gains and other charges	165,818	66,511
Operating earnings adjusted	$1,033,756	$865,830	19%

	2018	2017	%
Net earnings attributable to W.W. Grainger, Inc. reported	$572,893	$434,671	32%
Total restructuring and impairment charges, net of branch gains and other charges	165,818	66,511
Tax effect of impairment	(5,829)	—
Tax effect (1)	(5,923)	65
Total restructuring and impairment charges, net of branch gains and other charges and tax	154,066	66,576
Net earnings attributable to W.W. Grainger, Inc. adjusted	$726,959	$501,247	45%
(1) The tax impact of adjustments is calculated based on the income tax rate in each applicable jurisdiction, subject to deductibility limitations and the Company's ability to realize the associated tax benefits.

SG&A of $2,414 million for the nine months ended September 30, 2018 increased $137 million, or 6% from $2,277 million for the nine months ended September 30, 2017. During the quarter ended September 30, 2018, the Company recorded $139 million of impairment charges related to goodwill and tradename intangible asset at the Cromwell business. Excluding restructuring and impairment charges net of branch gains and other charges in both periods as noted in the table above, SG&A increased $35 million or 2%, driven primarily by higher variable costs in connection with higher sales.

Operating earnings for the nine months ended September 30, 2018 were $868 million, an increase of $69 million, or 9% compared to the same period in 2017. Excluding restructuring and impairment charges net of branch gains and other charges in both periods as noted in the table above, operating earnings increased $168 million or 19%, driven primarily by higher sales and improved SG&A leverage.

Other expense, net was $67 million for the nine months ended September 30, 2018, a decrease of $4 million, or 7% compared to the nine months ended September 30, 2017. The decrease in expense was primarily due to lower losses from the Company's clean energy investments.

Income taxes of $198 million for the nine months ended September 30, 2018 decreased $69 million, or 26% compared with $267 million for the comparable 2017 period. Grainger's effective tax rates were 24.7% and 36.7% for the nine months ended September 30, 2018 and 2017, respectively. The lower effective tax rate in 2018 is primarily due to the

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

impact of the U.S. Tax Act and excess tax benefits from stock-based awards, partially offset by the impact of non-deductible goodwill impairment. The 2017 effective tax rate was impacted by the wind-down of the Colombia business and the inability to realize the associated tax benefit. The Company is currently projecting an effective tax rate of 23% to 26% for the year 2018. Future excess tax benefits from stock based awards are not estimated in the full year projection.

Net earnings attributable to W.W. Grainger, Inc. for the nine months ended September 30, 2018 increased $138 million or 32% to $573 million from $435 million for the nine months ended September 30, 2017. The increase in net earnings primarily resulted from higher operating earnings and lower income taxes. Excluding restructuring and impairment charges net of branch gains and other charges from both periods mentioned above, net earnings increased $226 million or 45%.

Diluted earnings per share of $10.04 in the nine months ended September 30, 2018 was up 36% versus the $7.39 for the same period in 2017, due to higher earnings and lower average shares outstanding. Excluding restructuring and impairment charges, net of branch gains and other charges from both periods in the table above, diluted earnings per share would have been $12.74 compared to $8.52 in 2017, an increase of 50%.

Segment Analysis
The following comments at the segment and other businesses level include external and intersegment net sales and operating earnings. See Note 12 to the Financial Statements.

United States
Net sales were $6,471 million for the nine months ended September 30, 2018, an increase of $502 million, or 8%, compared to the same period in 2017, and consisting of the following:

Percent Increase/(Decrease)
Volume	9
Divestiture	(1)
Total	8%

Sales to customers in the government end market increased in the low teens. Retail/wholesale, commercial, contractors and natural resources increased in the high single digits and light manufacturing end markets increased in the mid-single digits. Overall, revenue increases were primarily driven by market share gains and improved demand in all industries, partially offset by the Company's pricing actions and the July 2017 divestiture of a specialty business in the U.S. business. See Note 3 to the Financial Statements.

The gross profit margin decreased 0.9 percentage point compared to the same period in 2017. This decrease is primarily driven by a 0.6 percentage point decline from the adoption of the FASB's new revenue recognition standard and pricing actions.

SG&A for the nine months ended September 30, 2018 increased 2% compared to the same period in 2017. This increase was primarily driven by higher variable compensation due to stronger than anticipated performance, partially offset by the implementation of the FASB's new revenue recognition standard.

Operating earnings of $1,032 million for the nine months ended September 30, 2018 increased $118 million, or 13% from $914 million for the nine months ended September 30, 2017. This increase was driven primarily by higher sales, higher gross profit dollars and improved SG&A leverage.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Canada
Net sales were $508 million for the nine months ended September 30, 2018, a decrease of $55 million, or 10% compared to the same period in 2017 consisting of the following:

Percent (Decrease)/Increase
Volume	(20)
Foreign exchange	1
Price	9
Total	(10)%

For the nine months ended September 30, 2018, volume was down 20 percentage points compared to the same period in 2017 due to branch closures and sales coverage optimization activities, partially offset by price increases and continued contract negotiations of 9 percentage points for the nine months ended September 30, 2018.

The gross profit margin increased 2.7 percentage points in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to price increases that began in late 2017 and improved customer mix.

SG&A decreased $25 million, or 11% in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This decrease was primarily due to cost reduction actions and lower variable expense due to lower sales volume.

Operating losses were $38 million for the nine months ended September 30, 2018 compared to losses of $59 million in the nine months ended September 30, 2017. Excluding restructuring costs in both periods (as noted in the table above and Note 6 to the Financial Statements), operating losses would have been $16 million compared to $33 million in the prior period primarily due to lower SG&A and lower sales volume.

Other businesses
Net sales for other businesses were $1,820 million for the nine months ended September 30, 2018 an increase of $259 million, or 17% compared to the same period in 2017, and consisting of the following:

Percent Increase
Price/volume	14
Foreign exchange	3
Total	17%

The net sales increase was primarily due to growth in the single channel businesses as a result of increased customer acquisition and incremental sales in other international businesses. Foreign currencies strengthened in the countries where the Company operates. These currencies primarily include the Euro, Pound and Yen.

Operating losses of $23 million for the nine months ended September 30, 2018 decreased $67 million from operating earnings of $44 million in the comparable period from the prior year. Other businesses included impairment charges relating to the Cromwell business in the U.K. See Note 5 to the Financial Statements. Excluding restructuring and impairment charges in both periods, operating earnings increased $36 million or 41%, primarily due to strong performance from the single channel businesses.

Financial Condition

Cash Flow
Net cash provided by operating activities was $743 million and $721 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in cash provided by operating activities is primarily the result of higher net earnings, partially offset by working capital investments to support growth. See Working Capital below for details.

Net cash used in investing activities was $105 million and $100 million for the nine months ended September 30, 2018 and 2017, respectively. This increase in net cash used in investing activities was primarily driven by lower additions

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

to property, buildings and equipment partially offset by lower proceeds from the sales of assets when compared to the prior year.

Net cash used in financing activities was $437 million and $619 million in the nine months ended September 30, 2018 and 2017, respectively. The decrease in net cash used in financing activities was primarily driven by higher proceeds from stock options exercised and lower stock repurchases in 2018 compared to 2017.

Working Capital
Internally generated funds are the primary source of working capital and funds used for growth initiatives and capital expenditures. Grainger's working capital is not impacted by significant seasonality trends throughout the year.

Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt and current maturities of long-term debt). Working capital at September 30, 2018, was $1,913 million, an increase of $244 million when compared to $1,669 million at December 31, 2017. The increase was primarily driven by an increase in accounts receivable and inventory. At these dates, the ratio of current assets to current liabilities was 2.4 and 2.2, respectively.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit. Total debt, which is defined as total interest-bearing debt (short-term, current maturities and long-term) as a percent of total capitalization was 51.6% at September 30, 2018, and 56.2% at December 31, 2017.

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

Disclosure Controls and Procedures
Grainger carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Grainger's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Grainger’s disclosure controls and procedures were effective as of the end of the period covered by this report in (i) ensuring that information required to be disclosed by Grainger in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There have been no changes in Grainger's internal control over financial reporting for the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of the Company’s legal proceedings, see Note 13 - Contingencies and Legal Matters - to the Condensed Consolidated Financial Statements included under Item 1 - Financial Statements, of Part I of this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – Third Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1 - July 31	33,029	$323.40	33,029	2,060,529
Aug 1 - Aug 31	103,188	$355.48	103,188	1,957,341
Sept 1 - Sept 30	107,529	$354.10	107,529	1,849,812
Total	243,746		243,746

(A)	There were no shares withheld to satisfy tax withholding obligations.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

(C)
Purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors on April 6, 2015, up to 15 million shares with no expiration date. Activity is reported on a trade date basis.

W.W. Grainger, Inc. and Subsidiaries

Item 6.        Exhibits

A list of exhibits filed with this report on Form 10-Q is provided in the Exhibit Index on page 34 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. GRAINGER, INC.
Date:	November 1, 2018	By:	/s/ Thomas B. Okray
Thomas B. Okray, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	November 1, 2018	By:	/s/ Eric R. Tapia
Eric R. Tapia, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.1	W.W. Grainger, Inc. 2015 Incentive Plan as Amended and Restated Effective October 31, 2018.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.