Form 10-Q
period 2019-03-31
GRAINGER W W INC
filed 2019-04-22
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes [  ]  No [X]

There were 55,443,591 shares of the Company’s Common Stock, par value $0.50, outstanding as of March 31, 2019.

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions of dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net sales	$2,799	$2,766
Cost of goods sold	1,704	1,674
Gross profit	1,095	1,092
Selling, general and administrative expenses	732	757
Operating earnings	363	335
Other income (expense):
Interest income	2	—
Interest expense	(21)	(25)
Losses from equity method investment	—	(11)
Other, net	7	8
Total other expense, net	(12)	(28)
Earnings before income taxes	351	307
Income taxes	89	66
Net earnings	262	241
Less: Net earnings attributable to noncontrolling interest	9	9
Net earnings attributable to W.W. Grainger, Inc.	$253	$232
Earnings per share:
Basic	$4.50	$4.09
Diluted	$4.48	$4.07
Weighted average number of shares outstanding:
Basic	55.6	56.1
Diluted	55.9	56.4
Cash dividends paid per share	$1.36	$1.28

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net earnings	$262	$241
Other comprehensive (losses) earnings:
Foreign currency translation adjustments, net of reclassification	4	23
Postretirement benefit plan reclassification, net of tax benefit of $1 and $1, respectively	(3)	(2)
Total other comprehensive earnings	1	21
Comprehensive earnings, net of tax	263	262
Less: Comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	9	9
Foreign currency translation adjustments	(2)	9
Comprehensive earnings attributable to noncontrolling interest	7	18
Comprehensive earnings attributable to W.W. Grainger, Inc.	$256	$244

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except for share and per share amounts)

	As of
	(Unaudited)
ASSETS	March 31, 2019	Dec 31, 2018
CURRENT ASSETS
Cash and cash equivalents	$392	$538
Accounts receivable (less allowances for doubtful
accounts of $26 and $25, respectively)	1,485	1,385
Inventories	1,523	1,541
Prepaid expenses and other assets	102	83
Prepaid income taxes	6	10
Total current assets	3,508	3,557
PROPERTY, BUILDINGS AND EQUIPMENT, NET	1,358	1,352
DEFERRED INCOME TAXES	14	12
GOODWILL	425	424
INTANGIBLES, NET	446	460
OTHER ASSETS	263	68
TOTAL ASSETS	$6,014	$5,873
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$52	$49
Current maturities of long-term debt	82	81
Trade accounts payable	741	678
Accrued compensation and benefits	146	262
Accrued contributions to employees' profit sharing plans	27	133
Accrued expenses	324	269
Income taxes payable	90	29
Total current liabilities	1,462	1,501
LONG-TERM DEBT (less current maturities)	2,077	2,090
DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	101	103
OTHER NON-CURRENT LIABILITIES	222	86
SHAREHOLDERS' EQUITY
Cumulative preferred stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common stock – $0.50 par value – 300,000,000 shares authorized; 109,659,219 shares issued	55	55
Additional contributed capital	1,137	1,134
Retained earnings	8,045	7,869
Accumulated other comprehensive losses	(168)	(171)
Treasury stock, at cost – 54,215,628 and 53,796,859 shares, respectively	(7,098)	(6,966)
Total W.W. Grainger, Inc. shareholders’ equity	1,971	1,921
Noncontrolling interest	181	172
Total shareholders' equity	2,152	2,093
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,014	$5,873

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$262	$241
Provision for losses on accounts receivable	4	4
Deferred income taxes and tax uncertainties	(4)	(2)
Depreciation and amortization	57	64
Net gains from sales of assets, net of write-offs	(2)	(6)
Stock-based compensation	5	12
Losses from equity method investment	—	11
Change in operating assets and liabilities:
Accounts receivable	(102)	(94)
Inventories	20	3
Prepaid expenses and other assets	(30)	(33)
Trade accounts payable	64	13
Other current liabilities	(207)	(103)
Income taxes payable, net	64	44
Accrued employment-related benefits cost	(4)	(7)
Net cash provided by operating activities	127	147
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment and intangibles	(60)	(49)
Proceeds from sales of assets	6	26
Equity method investment	2	(8)
Net cash used in investing activities	(52)	(31)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in commercial paper	—	90
Borrowings under lines of credit	10	10
Payments against lines of credit	(7)	(20)
Payments of long-term debt	(14)	(25)
Proceeds from stock options exercised	3	59
Payments for employee taxes withheld from stock awards	(3)	(15)
Purchase of treasury stock	(135)	(173)
Cash dividends paid	(76)	(72)
Other, net	1	—
Net cash used in financing activities	(221)	(146)
Exchange rate effect on cash and cash equivalents	—	5
NET CHANGE IN CASH AND CASH EQUIVALENTS	(146)	(25)
Cash and cash equivalents at beginning of year	538	327
Cash and cash equivalents at end of period	$392	$302

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)
(Unaudited)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2018	$55	$1,041	$7,405	$(135)	$(6,676)	$138	$1,828
Stock based compensation	—	24	—	—	44	—	68
Purchase of treasury stock	—	—	—	—	(160)	—	(160)
Net earnings	—	—	232	—	—	9	241
Other comprehensive earnings	—	—	—	12	—	9	21
Cash dividends paid ($1.28 per share)	—	—	(73)	—	—	—	(73)
Balance at March 31, 2018	$55	$1,065	$7,564	$(123)	$(6,792)	$156	$1,925

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2019	$55	$1,134	$7,869	$(171)	$(6,966)	$172	$2,093
Stock based compensation	—	3	—	—	3	—	6
Purchase of treasury stock	—	—	—	—	(135)	—	(135)
Net earnings	—	—	253	—	—	9	262
Other comprehensive (losses) earnings	—	—	—	3	—	(2)	1
Capital contribution	—	—	—	—	—	2	2
Cash dividends paid ($1.36 per share)	—	—	(77)	—	—	—	(77)
Balance at March 31, 2019	$55	$1,137	$8,045	$(168)	$(7,098)	$181	$2,152

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BACKGROUND AND BASIS OF PRESENTATION

W.W. Grainger, Inc. is a broad line, business-to-business distributor of maintenance, repair and operating (MRO) products and services.  W.W. Grainger, Inc.’s operations are primarily in North America, Europe, Japan and Mexico. In this report, the words “Company” or “Grainger” mean W.W. Grainger, Inc. and its subsidiaries, except where the context makes it clear that the reference is only to W.W. Grainger, Inc. itself and not its subsidiaries.

The Condensed Consolidated Financial Statements of the Company and the related notes are unaudited and should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 28, 2019.

The Condensed Consolidated Balance Sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all of the disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.

The unaudited financial information reflects all adjustments (primarily consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the statements contained in this report.

2.    NEW ACCOUNTING STANDARDS

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments as modified by subsequently issued ASU 2018-19. This ASU requires estimating all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This ASU affects an entity to varying degrees depending on the credit quality of the assets held by the entity, their duration and how the entity applies current GAAP. The effective date of this ASU is for fiscal years and interim periods beginning after December 15, 2019. The Company is evaluating the impact of this ASU.

On January 1, 2019, the Company adopted ASU 2016-02, Leases as modified subsequently by ASUs 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01(Topic 842). The core principle of these ASUs is to improve transparency and comparability related to the accounting and reporting of leasing arrangements, including balance sheet recognition for assets and liabilities associated with rights and obligations created by leases with terms greater than twelve months, among other changes.

The Company utilized the simplified modified retrospective transition method that allowed for a cumulative-effect adjustment in the period of adoption, and did not restate prior periods. Additionally, the Company elected the practical expedients package permitted under the transition guidance. Adoption of the new standard resulted in the recording right of use (ROU) assets and lease liabilities of approximately $208 million and $205 million, respectively as of January 1, 2019 related to operating and finance leases. Adoption of the standard did not materially impact the Company’s Condensed Consolidated Statements of Earnings, Comprehensive Earnings and Statements of Cash Flows. See Note 5 to the Financial Statements.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.    REVENUE

Company revenue is primarily comprised of MRO product sales and related activities, such as freight and services. Total service revenue is not material and accounted for approximately 1% of the Company revenue for the three months ended March 31, 2019 and 2018, respectively.

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

	Three Months Ended March 31,
	2019			2018
	U.S.	Canada	Total Company (2)	U.S.	Canada	Total Company (2)
Government	17%	6%	13%	17%	7%	13%
Heavy Manufacturing	19%	21%	18%	20%	20%	19%
Light Manufacturing	13%	6%	11%	13%	5%	11%
Transportation	6%	8%	5%	5%	8%	5%
Commercial	17%	9%	14%	16%	10%	13%
Retail/Wholesale	8%	4%	7%	8%	4%	7%
Contractors	10%	10%	8%	10%	12%	8%
Natural Resources	3%	32%	4%	3%	31%	4%
Other (1)	7%	4%	20%	8%	3%	20%
Total net sales to external customers	100%	100%	100%	100%	100%	100%
Percent of Total Company Revenue	72%	5%	100%	72%	7%	100%
(1) Other category primarily includes revenue from individual customers not aligned to major industry segment, including small businesses and consumers and intersegment net sales.
(2) Total Company includes other businesses, which include the Company's endless assortment businesses and operations in Europe, Asia and Latin America and account for approximately 23% and 21% of revenue for the three months ended March 31, 2019 and 2018, respectively.

Total accrued sales returns were approximately $27 million and $29 million as of March 31, 2019 and December 31, 2018 and are reported as a reduction of Accounts receivable. Total accrued sales incentives were approximately $51 million and $62 million as of March 31, 2019 and December 31, 2018 and are reported as part of Accrued expenses. The Company did not have any material unsatisfied performance obligations, contract assets or liabilities as of March 31, 2019 and December 31, 2018.

4.    PROPERTY, BUILDINGS AND EQUIPMENT

Property, buildings and equipment consisted of the following (in millions of dollars):

	As of
	March 31, 2019	December 31, 2018
Land	$318	$318
Building, structures and improvements	1,343	1,338
Furniture, fixtures, machinery and equipment	1,820	1,785
Property, buildings and equipment	$3,481	$3,441
Less: Accumulated depreciation and amortization	2,123	2,089
Property, buildings and equipment, net	$1,358	$1,352

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5. LEASES

The Company leases certain properties and buildings (including branches, warehouses, distribution centers and office space) and equipment under various arrangements which provide the right to use the underlying asset and require lease payments for the lease term. The Company’s lease portfolio consists mainly of operating leases which expire at various dates through 2036. Finance leases and service contracts with lease arrangements are not material and the following disclosures pertain to the Company’s operating leases.

Many of the property and building lease agreements obligate the Company to pay real estate taxes, insurance and certain maintenance costs (hereinafter referred to as non-lease components). Certain of the Company’s lease arrangements contain renewal provisions from 1 to 30 years, exercisable at the Company's option. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is an operating lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. All other leases are recorded on the balance sheet with ROU assets representing the right to use the underlying asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease.

ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at lease commencement date. Lease agreements with lease and non-lease components are generally accounted for as a single lease component. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and are recorded in Selling, general and administrative expenses (SG&A).

Information related to operating leases is as follows (in millions of dollars):

As of March 31, 2019
ROU Assets
Other assets	$188

Operating lease liabilities
Accrued expenses	56
Other non-current liabilities	139
Total operating lease liabilities	$195

Three Months Ended March 31, 2019
Weighted average remaining lease term	6 years
Weighted average incremental borrowing rate	2.5%
Rent expense included in SG&A	$19
Cash paid for operating leases	17
ROU assets obtained in exchange for operating lease obligations	12

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Maturities of operating lease liabilities were as follows as of March 31, 2019 (in millions of dollars):

Year	Maturity of operating lease liabilities
2019 (excluding three months)	49
2020	51
2021	37
2022	27
2023	17
Thereafter	31
Total lease payments	212
Less interest	(17)
Present value of lease liabilities	195

As of March 31, 2019, the Company's future operating lease obligations that have not yet commenced are immaterial.

6.    GOODWILL AND INTANGIBLE ASSETS

The balances and changes in the carrying amount of Goodwill by segment are as follows (in millions of dollars):

	United States	Canada	Other businesses	Total
Balance at January 1, 2018	$192	$130	$222	$544
Impairment	—	—	(105)	(105)
Translation	—	(10)	(5)	(15)
Balance at December 31, 2018	192	120	112	424
Translation	—	3	(2)	1
Balance at March 31, 2019	$192	$123	$110	$425
The cumulative goodwill impairment charges by segment as of March 31, 2019 are as follows (in millions of dollars):

	United States	Canada	Other businesses	Total
Cumulative goodwill impairment charges	$24	$32	$176	$232

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The balances and changes in Intangible assets, net are as follows (in millions of dollars):

		March 31, 2019			December 31, 2018
	Weighted average life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer lists and relationships	14.3 years	$412	$210	$202	$410	$204	$206
Trademarks, trade names and other	14.5 years	23	14	9	24	15	9
Non-amortized trade names and other		99	—	99	99	—	99
Capitalized software	4.1 years	661	525	136	657	511	146
Total intangible assets	8.4 years	$1,195	$749	$446	$1,190	$730	$460

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
Granger's qualitative assessment for the three months ended March 31, 2019 did not indicate the presence of any impairment triggering events. Changes in assumptions regarding future performance, as well as the ability to execute on growth initiatives and productivity improvements, may have a significant impact on future cash flows. Likewise, an unfavorable economic environment and changes in market conditions, discount rates or other factors may result in future impairments of goodwill and intangible assets.
7.     RESTRUCTURING

The Company has substantially completed its various restructuring actions initiated during 2017 and 2018 and recorded approximately $2 million and $8 million of related costs in the three months ended March 31, 2019 and 2018, respectively. The restructuring charges primarily consisted of involuntary employee termination costs in Canada and the U.S., net of gains from the sales of branches and are included in SG&A. The reserve balance as of March 31, 2019 and December 31, 2018 was approximately $35 million and $47 million, respectively, and is primarily included in Accrued compensation and benefits. The majority of the reserve is expected to be paid during 2019.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.    SHORT-TERM AND LONG-TERM DEBT

Short-term debt consisted of outstanding lines of credit of $52 million and $49 million at March 31, 2019 and December 31, 2018 respectively. Long-term debt consisted of the following (in millions of dollars):

	As of March 31, 2019		As of December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.60% senior notes due 2045	$1,000	$1,075	$1,000	$1,026
3.75% senior notes due 2046	400	374	400	357
4.20% senior notes due 2047	400	401	400	383
British pound term loan	172	172	174	174
Euro term loan	123	123	126	126
Canadian dollar revolving credit facility	45	45	44	44
Other	41	41	49	49
Subtotal	2,181	2,231	2,193	2,159
Less current maturities	(82)	(82)	(81)	(81)
Debt issuance costs and discounts, net of amortization	(22)	(22)	(22)	(22)
Long-term debt (less current maturities)	$2,077	$2,127	$2,090	$2,056

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share under the two-class method (in millions of dollars, except for share and per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Net earnings attributable to W.W. Grainger, Inc. as reported	253	$232
Distributed earnings available to participating securities	(1)	(1)
Undistributed earnings available to participating securities	(2)	(1)
Numerator for basic earnings per share – Undistributed and distributed earnings available to common shareholders	250	230
Undistributed earnings allocated to participating securities	2	1
Undistributed earnings reallocated to participating securities	(2)	(1)
Numerator for diluted earnings per share – Undistributed and distributed earnings available to common shareholders	$250	$230
Denominator for basic earnings per share – weighted average shares	55,643,199	56,062,607
Effect of dilutive securities	304,429	340,639
Denominator for diluted earnings per share – weighted average shares adjusted for dilutive securities	55,947,628	56,403,246
Earnings per share two-class method
Basic	$4.50	$4.09
Diluted	$4.48	$4.07

10.    SEGMENT INFORMATION

Grainger's two reportable segments are the U.S. and Canada. The U.S. reportable segment reflects the results of Grainger's U.S. businesses. The Canada reportable segment reflects the results for Acklands-Grainger, Inc. and its subsidiaries. Other businesses include the endless assortment businesses, Zoro Tools, Inc. (Zoro) in the U.S. and MonotaRO Co. (MonotaRO) in Japan, and smaller high-touch solutions businesses in Europe, Asia and Mexico. These businesses individually do not meet the criteria of a reportable segment.

Following is a summary of segment results (in millions of dollars):

	Three Months Ended March 31, 2019
	U.S.	Canada	Total Reportable Segments	Other businesses	Total
Total net sales	$2,149	$136	$2,285	$633	$2,918
Intersegment net sales	(118)	—	(118)	(1)	(119)
Net sales to external customers	$2,031	$136	$2,167	$632	$2,799
Segment operating earnings	$364	$(5)	$359	$30	$389

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31, 2018
	U.S.	Canada	Total Reportable Segments	Other businesses	Total
Total net sales	$2,108	$182	$2,290	$588	$2,878
Intersegment net sales	(111)	—	(111)	(1)	(112)
Net sales to external customers	$1,997	$182	$2,179	$587	$2,766
Segment operating earnings	$357	$(20)	$337	$36	$373

Following are reconciliations of segment information with the total consolidated totals per the financial statements (in millions of dollars):

	Three Months Ended March 31,
	2019	2018
Operating earnings:
Total operating earnings for reportable segments	$359	$337
Other businesses	30	36
Unallocated expenses	(26)	(38)
Total consolidated operating earnings	$363	$335

	As of
	March 31, 2019	December 31, 2018
Assets:
United States	$2,575	$2,496
Canada	184	188
Assets for reportable segments	2,759	2,684
Other current and noncurrent assets	3,051	2,879
Unallocated assets	204	310
Total consolidated assets	$6,014	$5,873

The Company is a broad-line distributor of MRO products and services. Products are regularly added and deleted from the Company's inventory. Accordingly, it would be impractical to provide sales information by product category due to the way the business is managed.

Unallocated expenses primarily relate to the Company's headquarters support services and intercompany eliminations, which are not part of any reportable segment. Unallocated expenses include supply chain, product management and procurement, finance, communications, human resources, information systems, legal and compliance, internal audit and real estate.

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

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General
W.W. Grainger, Inc. (Grainger or the Company) is a broad line, business-to-business distributor of maintenance, repair and operating (MRO) products and services with operations primarily in North America, Europe and Japan. More than 3.5 million customers worldwide rely on Grainger for products such as safety, gloves, ladders, motors and janitorial supplies, along with services like inventory management and technical support. These customers represent a broad collection of industries (see Note 3 in the Condensed Consolidated Financial Statements (Financial Statements)). They place orders online, on mobile devices, through sales representatives, over the phone and at local branches. Approximately 5,000 suppliers provide Grainger with approximately 1.7 million products stocked in Grainger's distribution centers (DCs) and branches worldwide.

Grainger's two reportable segments are the U.S. and Canada (Acklands - Grainger Inc. and its subsidiaries). These reportable segments reflect the results of the Company's high-touch solutions businesses in those geographies. Other businesses include the endless assortment businesses, (Zoro in the U.S. and MonotaRO in Japan), and smaller high-touch solutions businesses in Europe, Asia and Mexico.

Business Environment
Given Grainger's large number of customers and the diverse industries it serves, several economic factors and indusry trends tend to shape Grainger’s business environment and provide general insight into projecting Grainger's growth. Grainger’s sales in the United States (U.S.) and Canada tend to positively correlate with Business Investment, Business Inventory, Exports, Industrial Production and Gross Domestic Product (GDP). Sales in Canada also tend to positively correlate with oil prices. The table below provides these estimated indicators for 2019:

	U.S.		Canada
	Estimated 2018	Forecasted 2019	Estimated 2018	Forecasted 2019
Business Investment	7.4%	3.0%	0.8%	(2.3)%
Business Inventory	1.6%	3.3%	—	—
Exports	4.0%	2.8%	3.3%	2.7%
Industrial Production	3.9%	2.1%	2.6%	0.7%
GDP	2.9%	2.3%	1.8%	1.4%
Oil Prices	—	—	$65/barrel	$63/barrel
Source: Global Insight U.S. (April 2019), Global Insight Canada (March 2019)

In the U.S., Business Investment and Exports are two major indicators of MRO spending. Per the Global Insight April 2019 forecast, Business Inventory is forecast to improve while Business Investment, Industrial Production, Exports and GDP are forecast to slow, yet still remain stable during 2019 despite slowing global growth and trade concerns, financial market volatility and fading fiscal stimulus.
Per the Global Insight March 2019 forecast, Canada's Business Investment, Exports, Industrial Production and GDP are expected to slow due to a reduction in spending, delayed investments and weakness in oil prices and limited output.
Outlook
Each business in Grainger’s portfolio has a specific set of strategic imperatives focused on creating unique value for customers.

In the U.S. business, Grainger is focused on growing market share through the three pillars of its strategy: (i) building advantaged MRO solutions, which means being able to get customers the exact product they need to solve a problem quickly; (ii) offering differentiated sales and services; Grainger has an advantage in serving complex businesses at their place of business through its direct customer relationships and onsite services and (iii) delivering unparalleled customer service; Grainger is committed to providing the absolute best customer experience in the industry through its effort to deliver flawlessly on every customer transaction.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability
There were 63 sales days in the three months ended March 31, 2019 and 64 sales days in the three months ended March 31, 2018.

Results of Operations – Three Months Ended March 31, 2019
The following table is included as an aid to understand the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars):

	Three Months Ended March 31,
			Percent Increase/(Decrease)	As a Percent of Net Sales
	2019	2018		2019	2018
Net sales	$2,799	$2,766	1%	100.0%	100.0%
Cost of goods sold	1,704	1,674	2%	60.9	60.5
Gross profit	1,095	1,092	—%	39.1	39.5
Selling, general and administrative expenses	732	757	(3)%	26.2	27.4
Operating earnings	363	335	8%	13.0	12.1
Other expense, net	12	28	(57)%	0.4	1.0
Income taxes	89	66	35%	3.2	2.4
Net earnings	262	241
Noncontrolling interest	9	9	—%	0.3	0.3
Net earnings attributable to W.W. Grainger, Inc.	$253	$232	9%	9.0%	8.4%

Grainger’s net sales of $2,799 million for the first quarter of 2019 increased $33 million, or 1% compared to the same period in 2018. On a daily basis sales, net sales increased 3.0% and consisted of the following:

Percent Increase/(Decrease)
Volume	3.0%
Price	1.5
Foreign exchange	(1.0)
Cash to accrual transition (U.S.)	(0.5)
Total	3.0%

The increase in net sales was primarily driven by volume increases in the U.S. business and the endless assortment businesses, partially offset by lower sales in the Canada business, foreign exchange and the impact of a prior year change in accounting estimate. More specifically, a small group of U.S. customers were transitioned from cash to accrual basis of accounting as a result of their improved credit profile. See the Segment Analysis below for further details related to segment revenue.

Gross profit of $1,095 million for the first quarter of 2019 increased $3 million compared to the same quarter in 2018. The gross profit margin of 39.1% during the first quarter of 2019 decreased 0.35 percentage point when compared to the same quarter in 2018. The decline in gross profit margin generation was primarily driven by the other businesses and also includes a 0.15 percentage point decline from the timing of the Company's North American sales meeting that took place in March 2019 versus February in the prior year.

The table below reconciles reported Selling, general and administrative expenses (SG&A), operating earnings and net earnings attributable to W.W. Grainger, Inc. determined in accordance with U.S. generally accepted accounting principles (GAAP) to adjusted SG&A, operating earnings and net earnings attributable to W.W. Grainger, Inc., which are all considered non-GAAP measures. The Company believes that these non-GAAP measures provide meaningful

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

information to assist shareholders in understanding financial results and assessing prospects for future performance as they provide a better baseline for analyzing the ongoing performance of its businesses by excluding items that may not be indicative of core operating results. Because non-GAAP financial measures are not standardized, it may not be possible to compare these measures with other companies' non-GAAP measures having the same or similar names. All tables below are in millions of dollars:

	Three Months Ended
	March 31,
	2019	2018	%
Selling, general and administrative expenses reported	$732	$757	(3)%
Restructuring (U.S.)	—	3
Branch gains (U.S.)	—	(7)
Restructuring (Canada)	1	11
Restructuring (Other businesses)	—	1
Subtotal	1	8
Selling, general and administrative expenses adjusted	$731	$749	(2)%

	2019	2018	%
Operating earnings reported	$363	$335	8%
Total restructuring, net of branch gains	2	8
Operating earnings adjusted	$365	$343	6%

	2019	2018	%
Net earnings attributable to W.W. Grainger, Inc. reported	$253	$232	9%
Total restructuring, net of branch gains	2	8
Tax effect (1)	—	(2)
Total restructuring, net of branch gains and tax	2	6
Net earnings attributable to W.W. Grainger, Inc. adjusted	$255	$238	7%
(1) The tax impact of adjustments is calculated based on the income tax rate in each applicable jurisdiction, subject to deductibility limitations and the Company's ability to realize the associated tax benefits.

SG&A of $732 million for the first quarter of 2019 decreased $25 million, or 3% compared to the first quarter of 2018. Excluding restructuring, net of branch gains in both periods as noted in the table above, SG&A decreased $18 million, or 2% primarily due to 2018 cost take-out actions in Canada.

Operating earnings of $363 million for the first quarter of 2019 increased $28 million, or 8% compared to the first quarter of 2018. Excluding restructuring, net of branch gains in both periods as noted in the table above, operating earnings increased $22 million or 6%, driven primarily by SG&A leverage and cost take-out actions.

Other expense, net was $12 million for the first quarter of 2019, a decrease of $16 million, or 57% compared to the first quarter of 2018. The decrease was primarily due to lower losses from the conclusion of the Company's clean energy investments in the second half of 2018.

Income taxes of $89 million for the first quarter of 2019 increased $23 million, or 35% compared to the first quarter of 2018. Grainger's effective tax rates were 25.4% and 21.6% for the three months ended March 31, 2019 and 2018, respectively. The increase was primarily driven by lower tax benefit from stock-based compensation and the absence of the Company's clean energy tax benefits in 2019 as the Company concluded its investments in 2018.

Net earnings attributable to W.W. Grainger, Inc. of $253 million for the first quarter of 2019 increased $21 million or 9% compared to the first quarter of 2018. Excluding restructuring, net of branch gains from both periods in the table above, net earnings increased $17 million, or 7%. The increase in net earnings primarily resulted from lower SG&A and lower other expense, net.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Diluted earnings per share of $4.48 in the first quarter of 2019 was up 10% versus the $4.07 for the first quarter of 2018, primarily due to higher net earnings and lower average shares outstanding. Excluding restructuring, net of branch gains from both periods in the table above, diluted earnings per share of $4.51 in the first quarter of 2019 increased 8% from $4.18 for the first quarter of 2018.

Segment Analysis
The following results at the U.S. and Canada segments and Other businesses level include external and intersegment net sales and operating earnings. See Note 10 to the Financial Statements.

United States
Net sales were $2,149 million for the first quarter of 2019, an increase of $41 million, or 2% compared to the same period in 2018. On a daily basis, net sales increased 3.5% and consisted of the following:

Percent Increase/(Decrease)
Volume	2.5%
Price	1.5
Intercompany sales to Zoro (included in other businesses)	0.5
Cash to accrual transition	(1.0)
Total	3.5%

Sales to customers in the commercial end markets increased high single digits. Heavy manufacturing, government, retail, natural resources and contractors increased mid-single digits and light manufacturing end markets increased low-single digits. See Note 3 to the Financial Statements for information related to disaggregated revenue. Overall, revenue increases were primarily driven by market share gains and improved demand in all industries, partially offset by the cash to accrual transition for a small group of U.S. customers in the prior year.

The gross profit margin for the first quarter of 2019 increased 0.15 percentage point compared to the same period in 2018. Excluding the 0.2 percentage point decline due to the timing of the Company's North American sales meeting, gross profit margin increased 0.35 percentage points due to freight favorability and product and customer mix.

SG&A increased 2% in the first quarter of 2019 compared to the first quarter of 2018. The increase was primarily driven by digital marketing, partially offset by variable compensation.

Operating earnings of $364 million for the first quarter of 2019 increased $7 million, or 2% from $357 million for the first quarter of 2018. This increase was driven primarily by higher gross profit from higher sales.

Canada
Net sales were $136 million for the first quarter of 2019, a decrease of $46 million, or 25% compared to the same period in 2018. On a daily basis, net sales decreased 24.0% and consisted of the following:

Percent (Decrease)/Increase
Volume	(24.0)%
Foreign exchange	(4.0)
Price	4.0
Total	(24.0)%

For the first quarter of 2019, volume was down 24.0 percentage points compared to the same period in 2018 due to actions taken to reduce the branch footprint and sales coverage optimization activities, partially offset by price increases.

The gross profit margin decreased 2.0 percentage points in the first quarter of 2019 versus the first quarter of 2018, primarily due to unfavorable inventory reserve adjustments due to lower sales volume.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SG&A decreased 41% in the first quarter of 2019 compared to the first quarter of 2018. Excluding restructuring costs in both periods (as noted in the table above and Note 7 to the Financial Statements), SG&A would have decreased 33%. This decrease was primarily due to 2018 cost reduction actions and lower variable expense due to lower sales volume.

Operating losses were $5 million for the first quarter of 2019 compared to $20 million in the first quarter of 2018. Excluding restructuring costs in both periods (as noted in the table above and Note 7 to the Financial Statements), operating losses would have been $3 million compared to $9 million in the prior period due to lower SG&A and lower sales volume.

Other businesses
Net sales were $633 million for the first quarter of 2019, an increase of $45 million, or 8% when compared to the same period in 2018. On a daily basis, net sales increased 9.5% and consisted of the following:

Percent Increase/(Decrease)
Price/volume	12.0%
Foreign exchange	(2.5)
Total	9.5%

The net sales increase was primarily due to strong revenue growth from the endless assortment businesses.

Operating earnings of $30 million for the first quarter of 2019 were down $6 million compared to operating earnings of $36 million the first quarter of 2018. This decrease is primarily due to the endless assortment businesses' investments to drive long-term growth.

Financial Condition

Cash Flow
Net cash provided by operating activities was $127 million and $147 million for the three months ended March 31, 2019 and 2018, respectively. The decrease in cash provided by operating activities is primarily the result of higher net payments related to employee variable compensation and benefits paid under annual incentive plans, partially offset by higher operating cash earnings.

Net cash used in investing activities was $52 million and $31 million for the three months ended March 31, 2019 and 2018, respectively. This increase in net cash used in investing activities was primarily driven by higher additions to property, buildings and equipment and lower proceeds from the sales of assets when compared to the prior year.

Net cash used in financing activities was $221 million and $146 million in the three months ended March 31, 2019 and 2018, respectively. The increase in net cash used in financing activities was primarily driven by lower proceeds from commercial paper and lower proceeds from stock options exercised, partially offset by lower stock repurchases in 2019 compared to 2018.

Working Capital
Internally generated funds are the primary source of working capital and funds used for growth initiatives and capital expenditures. Grainger's working capital is not impacted by significant seasonality trends throughout the year.

Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt, current maturities of long-term debt and lease liabilities). Working capital at March 31, 2019, was $2,086 million, an increase of $188 million when compared to $1,898 million at December 31, 2018. The increase was primarily driven by an increase in accounts receivable and a decrease in accrued contributions to employees profit-sharing plans due to the annual cash contribution to the profit sharing plans. At these dates, the ratio of current assets to current liabilities was 2.6 and 2.4, respectively.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit. Total debt, which is defined as total interest-bearing debt (short-term, current maturities and long-term) and lease liabilities as a percent of total capitalization was 52.8% at March 31, 2019, and 51.5% at December 31, 2018.

Critical Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.

Accounting estimates are considered critical when they require management to make subjective and complex judgments, estimates and assumptions about matters that have a material impact on the presentation of Grainger’s financial statements and accompanying notes. For a description of Grainger’s critical accounting estimates, see Grainger's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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
Grainger cannot guarantee that any forward-looking statement will be realized and achievement of future results is subject to risks and uncertainties, many of which are beyond the Company’s control, which could cause Grainger’s results to differ materially from those that are presented.
Important factors that could cause actual results to differ materially from those presented or implied in the forward-looking statements include, without limitation: higher product costs or other expenses; a major loss of customers; loss or disruption of sources of supply; increased competitive pricing pressures; failure to develop or implement new technology initiatives or business strategies; failure to adequately protect intellectual property or successfully defend against infringement claims; the implementation, timing and results of the Company’s strategic pricing initiatives and other responses to market pressures; the outcome of pending and future litigation or governmental or regulatory proceedings, including with respect to wage and hour, anti-bribery and corruption, environmental, advertising, privacy and cybersecurity matters; investigations, inquiries, audits and changes in laws and regulations; disruption of information technology or data security systems; general industry, economic, market or political conditions; general global economic conditions; currency exchange rate fluctuations; market volatility, including volatility or price declines of the Company’s common stock; commodity price volatility; labor shortages; facilities disruptions or shutdowns; higher fuel costs or disruptions in transportation services; natural and other catastrophes; unanticipated and/or extreme weather conditions; loss of key members of management; the Company’s ability to operate, integrate and leverage acquired businesses; changes in effective tax rates and other factors identified under Item 1A: Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as updated in the Company’s Quarterly Reports on Form 10-Q.
Caution should be taken not to place undue reliance on Grainger’s forward-looking statements and Grainger undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

W.W. Grainger, Inc. and Subsidiaries

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in Grainger's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in Grainger's internal control over financial reporting for the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of the Company’s legal proceedings, see Note 11 - Contingencies and Legal Matters - to the Condensed Consolidated Financial Statements included under Item 1 - Financial Statements, of Part I of this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – First Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Jan 1 – Jan 31	194,643	$285.58	194,643	1,184,102
Feb 1 – Feb 28	100,731	$307.61	100,731	1,083,371
Mar 1 – Mar 31	162,513	$297.36	162,513	920,858
Total	457,887		457,887

(A)	There were no shares withheld to satisfy tax withholding obligations.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

(C)
Purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors on April 6, 2015, up to 15 million shares with no expiration date. Activity is reported on a trade date basis.

W.W. Grainger, Inc. and Subsidiaries

Item 6.        Exhibits

A list of exhibits filed with this report on Form 10-Q is provided in the Exhibit Index on page 27 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. GRAINGER, INC.
Date:	April 22, 2019	By:	/s/ Thomas B. Okray
Thomas B. Okray, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	April 22, 2019	By:	/s/ Eric R. Tapia
Eric R. Tapia, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.1	Form of 2019 W.W. Grainger, Inc. 2015 Incentive Plan Stock Option Agreement between W.W. Grainger, Inc. and certain of its executive officers. *
10.2	Form of 2019 W.W. Grainger, Inc. 2015 Incentive Plan Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers. *
10.3	Form of 2019 W.W. Grainger, Inc. 2015 Incentive Plan Performance Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers. *
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(*) Management contract of compensatory plan arrangement