Form 10-Q
period 2019-06-30
GRAINGER W W INC
filed 2019-07-24
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number 1-5684

Grainger W W Inc (chartered name: W.W. Grainger, Inc.)
(Exact name of registrant as specified in its charter)

Illinois				36-1150280
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

100 Grainger Parkway,	Lake Forest,	Illinois		60045-5201
(Address of principal executive offices)				(Zip Code)
		847	535-1000
(Registrant’s telephone number including area code)

Not Applicable
(Former name, former address and former fiscal year; if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock	GWW	New York Stock Exchange

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
Emerging Growth Company ☐

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

There were 54,571,141 shares of the Company’s Common Stock, par value $0.50, outstanding as of June 30, 2019.

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions of dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$2,893	$2,861	$5,692	$5,627
Cost of goods sold	1,772	1,750	3,476	3,424
Gross profit	1,121	1,111	2,216	2,203
Selling, general and administrative expenses	741	767	1,473	1,524
Operating earnings	380	344	743	679
Other income (expense):
Interest income	1	2	3	2
Interest expense	(22)	(23)	(43)	(48)
Other, net	7	1	14	(2)
Total other expense, net	(14)	(20)	(26)	(48)
Earnings before income taxes	366	324	717	631
Income taxes	94	76	183	142
Net earnings	272	248	534	489
Less: Net earnings attributable to noncontrolling interest	12	11	21	20
Net earnings attributable to W.W. Grainger, Inc.	$260	$237	$513	$469
Earnings per share:
Basic	$4.69	$4.19	$9.19	$8.29
Diluted	$4.67	$4.16	$9.14	$8.23
Weighted average number of shares outstanding:
Basic	55,139,799	56,109,809	55,389,463	56,086,592
Diluted	55,378,936	56,552,644	55,661,005	56,478,645
Cash dividends paid per share	$1.44	$1.36	$2.80	$2.64

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net earnings	$272	$248	534	489
Other comprehensive earnings (losses):
Foreign currency translation adjustments	19	(49)	23	(25)
Postretirement benefit plan reclassification, net of tax benefit of $1, $1, $2 and $2, respectively	(2)	(3)	(5)	(6)
Total other comprehensive earnings	17	(52)	18	(31)
Comprehensive earnings, net of tax	289	196	552	458
Less: Comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	12	11	21	20
Foreign currency translation adjustments	5	(7)	3	2
Comprehensive earnings attributable to noncontrolling interest	17	4	24	22
Comprehensive earnings attributable to W.W. Grainger, Inc.	$272	$192	$528	$436

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except for share and per share amounts)

	As of
ASSETS	(Unaudited) June 30, 2019	December 31, 2018
CURRENT ASSETS
Cash and cash equivalents	$315	$538
Accounts receivable (less allowances for doubtful
accounts of $25 and $25, respectively)	1,503	1,385
Inventories	1,535	1,541
Prepaid expenses and other assets	92	83
Prepaid income taxes	11	10
Total current assets	3,456	3,557
PROPERTY, BUILDINGS AND EQUIPMENT, NET	1,380	1,352
DEFERRED INCOME TAXES	13	12
GOODWILL	429	424
INTANGIBLES, NET	437	460
OTHER ASSETS	277	68
TOTAL ASSETS	$5,992	$5,873
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$51	$49
Current maturities of long-term debt	81	81
Trade accounts payable	780	678
Accrued compensation and benefits	183	262
Accrued contributions to employees' profit sharing plans	46	133
Accrued expenses	288	269
Income taxes payable	23	29
Total current liabilities	1,452	1,501
LONG-TERM DEBT (less current maturities)	2,080	2,090
DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	115	103
OTHER NON-CURRENT LIABILITIES	231	86
SHAREHOLDERS' EQUITY
Cumulative preferred stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common stock – $0.50 par value – 300,000,000 shares authorized; 109,659,219 shares issued	55	55
Additional contributed capital	1,152	1,134
Retained earnings	8,226	7,869
Accumulated other comprehensive losses	(156)	(171)
Treasury stock, at cost – 55,088,078 and 53,796,859 shares, respectively	(7,354)	(6,966)
Total W.W. Grainger, Inc. shareholders’ equity	1,923	1,921
Noncontrolling interest	191	172
Total shareholders' equity	2,114	2,093
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,992	$5,873

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$534	$489

Provision for losses on accounts receivable	6	4
Deferred income taxes and tax uncertainties	12	3
Depreciation and amortization	113	128
Net gains from sales of assets, net of write-offs	(5)	(14)
Stock-based compensation	23	28
Losses from equity method investment	—	15
Subtotal	149	164
Change in operating assets and liabilities:
Accounts receivable	(118)	(148)
Inventories	12	(45)
Prepaid expenses and other assets	(22)	(25)
Trade accounts payable	100	5
Accrued liabilities	(187)	(60)
Income taxes payable, net	(7)	28
Other non-current liabilities	(11)	(13)
Subtotal	(233)	(258)
Net cash provided by operating activities	450	395
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings and equipment and intangibles	(107)	(103)
Proceeds from sales of assets	14	43
Equity method proceeds (investment)	2	(14)
Net cash used in investing activities	(91)	(74)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	19	22
Payments against lines of credit	(16)	(22)
Payments of long-term debt	(34)	(36)
Proceeds from stock options exercised	16	87
Payments for employee taxes withheld from stock awards	(10)	(29)
Purchase of treasury stock	(400)	(201)
Cash dividends paid	(163)	(155)
Other, net	2	3
Net cash used in financing activities	(586)	(331)
Exchange rate effect on cash and cash equivalents	4	(4)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(223)	(14)
Cash and cash equivalents at beginning of year	538	327
Cash and cash equivalents at end of period	$315	$313

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)
(Unaudited)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2018	$55	$1,041	$7,405	$(135)	$(6,676)	$138	$1,828
Stock based compensation	—	24	—	—	44	—	68
Purchase of treasury stock	—	—	—	—	(160)	—	(160)
Net earnings	—	—	232	—	—	9	241
Other comprehensive earnings	—	—	—	12	—	9	21
Cash dividends paid ($1.28 per share)	—	—	(73)	—	—	—	(73)
Balance at March 31, 2018	$55	$1,065	$7,564	$(123)	$(6,792)	$156	$1,925
Stock based compensation	—	14	—	—	23	—	37
Purchase of treasury stock	—	—	—	—	(28)	—	(28)
Net earnings	—	—	237	—	—	11	248
Other comprehensive earnings	—	—	—	(45)	—	(7)	(52)
Capital contribution	—	—	—	—	—	2	2
Cash dividends paid ($1.36 per share)	—	—	(76)	—	—	(6)	(82)
Balance at June 30, 2018	$55	$1,079	$7,725	$(168)	$(6,797)	$156	$2,050

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)
(Unaudited)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2019	$55	$1,134	$7,869	$(171)	$(6,966)	$172	$2,093
Stock based compensation	—	3	—	—	3	—	6
Purchase of treasury stock	—	—	—	—	(135)	—	(135)
Net earnings	—	—	253	—	—	9	262
Other comprehensive (losses) earnings	—	—	—	3	—	(2)	1
Capital contribution	—	—	—	—	—	2	2
Cash dividends paid ($1.36 per share)	—	—	(77)	—	—	—	(77)
Balance at March 31, 2019	$55	$1,137	$8,045	$(168)	$(7,098)	$181	$2,152
Stock based compensation	—	15	—	—	9	—	24
Purchase of treasury stock	—	—	—	—	(265)	—	(265)
Net earnings	—	—	260	—	—	12	272
Other comprehensive (losses) earnings	—	—	—	12	—	5	17
Cash dividends paid ($1.44 per share)	—	—	(79)	—	—	(7)	(86)
Balance at June 30, 2019	$55	$1,152	$8,226	$(156)	$(7,354)	$191	$2,114

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

The Condensed Consolidated Financial Statements (Financial Statements) of the Company and the related notes are unaudited and should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 28, 2019.

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

2.    NEW ACCOUNTING STANDARDS

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments as modified by subsequently issued ASUs 2018-19, 2019-04 and 2019-05. This ASU requires estimating all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The effective date of this ASU is for fiscal years and interim periods beginning after December 15, 2019 and the Company plans to adopt this ASU prospectively. The Company is evaluating the impact of this ASU and does not expect a material impact to the Company's Financial Statements.

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

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.    REVENUE

Company revenue is primarily comprised of MRO product sales and related activities, such as freight and services. Total service revenue is not material and accounted for approximately 1% of the Company's revenue for the three and six months ended June 30, 2019 and 2018, respectively.

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

	Three Months Ended June 30,
	2019			2018
	U.S.	Canada	Total Company (2)	U.S.	Canada	Total Company (2)
Government	19%	6%	14%	19%	5%	14%
Heavy Manufacturing	19%	20%	17%	19%	21%	18%
Light Manufacturing	13%	6%	11%	13%	6%	11%
Transportation	5%	8%	5%	5%	7%	5%
Commercial	17%	9%	13%	16%	10%	13%
Retail/Wholesale	8%	4%	7%	8%	4%	7%
Contractors	10%	11%	8%	10%	11%	8%
Natural Resources	3%	32%	4%	3%	33%	4%
Other (1)	6%	4%	21%	7%	3%	20%
Total net sales to external customers	100%	100%	100%	100%	100%	100%
Percent of Total Company Revenue	72%	5%	100%	72%	6%	100%

	Six Months Ended June 30,
	2019			2018
	U.S.	Canada	Total Company (2)	U.S.	Canada	Total Company (2)
Government	18%	6%	13%	18%	6%	14%
Heavy Manufacturing	19%	21%	18%	20%	20%	18%
Light Manufacturing	13%	6%	11%	13%	5%	11%
Transportation	6%	8%	5%	5%	8%	5%
Commercial	17%	9%	13%	16%	10%	13%
Retail/Wholesale	8%	4%	7%	8%	4%	7%
Contractors	10%	10%	8%	10%	12%	8%
Natural Resources	3%	32%	4%	3%	32%	4%
Other (1)	6%	4%	21%	7%	3%	20%
Total net sales to external customers	100%	100%	100%	100%	100%	100%
Percent of Total Company Revenue	72%	5%	100%	72%	6%	100%

(1) Other category primarily includes revenue from individual customers not aligned to major industry segment, including small businesses and consumers and intersegment net sales.
(2) Total Company includes other businesses, which include the Company's endless assortment businesses and operations in Europe, Asia and Latin America and account for approximately 23% of revenue for the three and six months ended June 30, 2019 and 22% of revenue for the three and six months ended June 30 2018.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Total accrued sales returns were approximately $27 million and $29 million as of June 30, 2019 and December 31, 2018, respectively and are reported as a reduction of Accounts receivable. Total accrued sales incentives were approximately $54 million and $62 million as of June 30, 2019 and December 31, 2018, respectively and are reported as part of Accrued expenses. The Company did not have any material unsatisfied performance obligations, contract assets or liabilities as of June 30, 2019 and December 31, 2018.

4.    PROPERTY, BUILDINGS AND EQUIPMENT

Property, buildings and equipment consisted of the following (in millions of dollars):

	As of
	June 30, 2019	December 31, 2018
Land	$318	$318
Building, structures and improvements	1,332	1,338
Furniture, fixtures, machinery and equipment	1,774	1,785
Property, buildings and equipment	$3,424	$3,441
Less: Accumulated depreciation and amortization	2,044	2,089
Property, buildings and equipment, net	$1,380	$1,352

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

ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at lease commencement date. Lease agreements with lease and non-lease components are generally accounted for as a single lease component. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in Selling, general and administrative expenses (SG&A).

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Information related to operating leases is as follows (in millions of dollars):

As of June 30, 2019
ROU Assets
Other assets	$200

Operating lease liabilities
Accrued expenses	52
Other non-current liabilities	150
Total operating lease liabilities	$202

Six Months Ended June 30, 2019
Weighted average remaining lease term	7 years
Weighted average incremental borrowing rate	2.4%
Cash paid for operating leases	$32
ROU assets obtained in exchange for operating lease obligations	8

Rent expense included in SG&A for the three and six months ended June 30, 2019, was $16 million and $35 million, respectively.

Maturities of operating lease liabilities were as follows as of June 30, 2019 (in millions of dollars):

Year	Maturity of operating lease liabilities
2019 (excluding six months)	$30
2020	52
2021	40
2022	31
2023	21
Thereafter	36
Total lease payments	210
Less interest	(8)
Present value of lease liabilities	$202

As of June 30, 2019, the Company's future operating lease obligations that have not yet commenced are immaterial.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.    GOODWILL AND INTANGIBLE ASSETS

The balances and changes in the carrying amount of Goodwill by segment are as follows (in millions of dollars):

	United States	Canada	Other businesses	Total
Balance at January 1, 2018	$192	$130	$222	$544
Impairment	—	—	(105)	(105)
Translation	—	(10)	(5)	(15)
Balance at December 31, 2018	192	120	112	424
Translation	—	5	—	5
Balance at June 30, 2019	$192	$125	$112	$429
The cumulative goodwill impairment charges by segment as of June 30, 2019 and December 31, 2018 are as follows (in millions of dollars):

	United States	Canada	Other businesses	Total
Cumulative goodwill impairment charges	$24	$32	$176	$232

The balances and changes in Intangible assets, net are as follows (in millions of dollars):

		June 30, 2019			December 31, 2018
	Weighted average life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer lists and relationships	14.4 years	$397	$209	$188	$410	$204	$206
Trademarks, trade names and other	13.8 years	37	20	17	24	15	9
Non-amortized trade names and other		99	—	99	99	—	99
Capitalized software	4.3 years	605	472	133	657	511	146
Total intangible assets	8.8 years	$1,138	$701	$437	$1,190	$730	$460

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
Grainger's qualitative assessment for the six months ended June 30, 2019 did not indicate the presence of any impairment triggering events. Changes in assumptions regarding future performance, as well as the ability to execute on growth initiatives and productivity improvements, may have a significant impact on future cash flows. Likewise, an unfavorable economic environment and changes in market conditions, discount rates or other factors may result in future impairments of goodwill and intangible assets.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.     RESTRUCTURING

The Company has substantially completed its various restructuring actions initiated during 2017 and 2018. During the three and six month ended June 30, 2019, the restructuring activity was not material. In the three and six months ended June 30, 2018, the Company recorded approximately $15 million and $23 million, respectively of restructuring costs. These charges primarily consisted of involuntary employee termination costs in Canada and the U.S., net of gains from the sales of branches and are included in SG&A. The reserve balance as of June 30, 2019 and December 31, 2018 was approximately $24 million and $47 million, respectively, and is primarily included in Accrued compensation and benefits. The majority of the remaining reserve is expected to be paid during 2019.
8.    SHORT-TERM AND LONG-TERM DEBT

Short-term debt consisted of outstanding lines of credit of $51 million and $49 million at June 30, 2019 and December 31, 2018, respectively. Long-term debt consisted of the following (in millions of dollars):

	As of June 30, 2019		As of December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.60% senior notes due 2045	$1,000	$1,112	$1,000	$1,026
3.75% senior notes due 2046	400	393	400	357
4.20% senior notes due 2047	400	425	400	383
British pound term loan	167	167	174	174
Euro term loan	125	125	126	126
Canadian dollar revolving credit facility	46	46	44	44
Other	45	45	49	49
Subtotal	2,183	2,313	2,193	2,159
Less current maturities	(81)	(81)	(81)	(81)
Debt issuance costs and discounts, net of amortization	(22)	(22)	(22)	(22)
Long-term debt (less current maturities)	$2,080	$2,210	$2,090	$2,056

The estimated fair value of the Company’s senior notes was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as level 2 inputs within the fair value hierarchy. The carrying value of other long-term debt approximates fair value due to their variable interest rates.

9.    SEGMENT INFORMATION

Grainger's two reportable segments are the U.S. and Canada. The U.S. reportable segment reflects the results of Grainger's U.S. businesses. The Canada reportable segment reflects the results of Acklands-Grainger, Inc. and its subsidiaries. Other businesses include the endless assortment businesses, Zoro Tools, Inc. (Zoro) in the U.S. and MonotaRO Co. (MonotaRO) in Japan, and smaller high-touch solutions businesses in Europe, Asia and Mexico. These businesses individually do not meet the criteria of a reportable segment.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Following is a summary of segment results (in millions of dollars):

	Three Months Ended June 30, 2019
	U.S.	Canada	Total Reportable Segments	Other businesses	Total
Total net sales	$2,222	$135	$2,357	$663	$3,020
Intersegment net sales	(127)	—	(127)	—	(127)
Net sales to external customers	$2,095	$135	$2,230	$663	$2,893
Segment operating earnings	$381	$1	$382	$27	$409

	Three Months Ended June 30, 2018
	U.S.	Canada	Total Reportable Segments	Other businesses	Total
Total net sales	$2,175	$177	$2,352	$622	$2,974
Intersegment net sales	(113)	—	(113)	—	(113)
Net sales to external customers	$2,062	$177	$2,239	$622	$2,861
Segment operating earnings	$349	$(14)	$335	$41	$376

	Six Months Ended June 30, 2019
	U.S.	Canada	Total Reportable Segments	Other businesses	Total
Total net sales	$4,371	$271	$4,642	$1,296	$5,938
Intersegment net sales	(245)	—	(245)	(1)	(246)
Net sales to external customers	$4,126	$271	$4,397	$1,295	$5,692
Segment operating earnings	$745	$(4)	$741	$57	$798

	Six Months Ended June 30, 2018
	U.S.	Canada	Total Reportable Segments	Other businesses	Total
Total net sales	$4,283	$359	$4,642	$1,210	$5,852
Intersegment net sales	(223)	—	(223)	(2)	(225)
Net sales to external customers	$4,060	$359	$4,419	$1,208	$5,627
Segment operating earnings	$706	$(34)	$672	$77	$749

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Following are reconciliations of segment information with the consolidated totals per the financial statements (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating earnings:
Total operating earnings for reportable segments	$382	$335	$741	$672
Other businesses	27	41	57	77
Unallocated expenses	(29)	(32)	(55)	(70)
Total consolidated operating earnings	$380	$344	$743	$679

	As of
	June 30, 2019	December 31, 2018
Assets:
United States	$2,625	$2,496
Canada	172	188
Assets for reportable segments	2,797	2,684
Other current and noncurrent assets	3,087	2,879
Unallocated assets	108	310
Total consolidated assets	$5,992	$5,873

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

	U.S.		Canada
	Estimated 2018	Forecasted 2019	Estimated 2018	Forecasted 2019
Business Investment	7.4%	0.9%	1.2%	(0.6)%
Business Inventory	1.6%	3.0%	—	—
Exports	4.0%	2.5%	3.2%	0.8%
Industrial Production	3.9%	1.1%	3.0%	0.7%
GDP	2.9%	2.6%	1.9%	1.4%
Oil Prices	—	—	$65/barrel	$59/barrel
Source: Global Insight U.S. (July 2019), Global Insight Canada (June 2019)

In the U.S., Business Investment and Exports are two major indicators of MRO spending. Per the Global Insight July 2019 forecast, Business Inventory is forecast to improve while Business Investment, Industrial Production, Exports and GDP are forecast to soften, as a result of slowing global growth, trade tensions and associated uncertainty, diminishing support from fiscal stimulus and a decline in the pace of inventory accumulation.
Per the Global Insight June 2019 forecast, Canada's Business Investment, Exports, Industrial Production and GDP are expected to slow due to a reduction in spending, delayed investments, weakness in oil prices and slowing global oil demand.
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

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability
There were 64 sales days in the three months ended June 30, 2019 and 2018.

Results of Operations – Three Months Ended June 30, 2019
The following table is included as an aid to understand the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars):

	Three Months Ended June 30,
			Percent Increase/(Decrease)	As a Percent of Net Sales
	2019	2018		2019	2018
Net sales	$2,893	$2,861	1%	100.0%	100.0%
Cost of goods sold	1,772	1,750	1	61.3	61.2
Gross profit	1,121	1,111	1	38.7	38.8
Selling, general and administrative expenses	741	767	(3)	25.6	26.8
Operating earnings	380	344	11	13.1	12.0
Other expense, net	14	20	(30)	0.5	0.7
Income taxes	94	76	24	3.2	2.6
Net earnings	272	248
Noncontrolling interest	12	11	9	0.4	0.4
Net earnings attributable to W.W. Grainger, Inc.	$260	$237	10%	9.0%	8.3%

Grainger’s net sales of $2,893 million for the second quarter of 2019 increased $32 million, or 1% compared to the same period in 2018. On a daily basis, net sales increased 1.0% and consisted of the following:

Percent Increase/(Decrease)
Volume	1.5%
Price	0.5
Foreign exchange	(1.0)
Total	1.0%

The increase in net sales was primarily driven by volume increases in the U.S. business and the endless assortment businesses, partially offset by lower sales in the Canada business and foreign exchange. See the Segment Analysis below for further details related to segment revenue.

Gross profit of $1,121 million for the second quarter of 2019 increased $10 million compared to the same quarter in 2018. The gross profit margin of 38.7% during the second quarter of 2019 decreased 0.1 percentage point when compared to the same quarter in 2018.

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

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended
	June 30,
	2019	2018	%
SG&A reported	$741	$767	(3)%
Restructuring, net of branch gains (U.S.)	2	6
Restructuring (Canada)	(4)	12
Restructuring (Other businesses)	—	1
Restructuring (Unallocated expense)	(1)	(5)
Total restructuring, net	(3)	14
SG&A adjusted	$744	$753	(1)%

	2019	2018	%
Operating earnings reported	$380	$344	11%
Total restructuring, net	(3)	15
Operating earnings adjusted	$377	$359	5%

	2019	2018	%
Net earnings attributable to W.W. Grainger, Inc. reported	$260	$237	10%
Total restructuring, net	(3)	15
Tax effect (1)	1	(3)
Total restructuring, net and tax	(2)	12
Net earnings attributable to W.W. Grainger, Inc. adjusted	$258	$249	4%
(1) The tax impact of adjustments is calculated based on the income tax rate in each applicable jurisdiction, subject to deductibility limitations and the Company's ability to realize the associated tax benefits.

SG&A of $741 million for the second quarter of 2019 decreased $26 million, or 3% compared to the second quarter of 2018. Excluding restructuring, net in both periods as noted in the table above, SG&A decreased $9 million, or 1% primarily due to 2018 cost take-out actions in Canada and lower variable compensation in the U.S. business and at the corporate level.

Operating earnings of $380 million for the second quarter of 2019 increased $36 million, or 11% compared to the second quarter of 2018. Excluding restructuring, net in both periods as noted in the table above, operating earnings increased $18 million or 5%, driven primarily by cost take-out initiatives in the Canadian business and higher gross profit and lower variable compensation in the U.S. business and at the corporate level.

Other expense, net was $14 million for the second quarter of 2019, a decrease of $6 million, or 30% compared to the second quarter of 2018. The decrease was primarily due to lower losses from the Company's clean energy investments which were concluded in the second half of 2018.

Income taxes of $94 million for the second quarter of 2019 increased $18 million, or 24% compared to the second quarter of 2018. Grainger's effective tax rates were 25.6% and 23.4% for the three months ended June 30, 2019 and 2018, respectively. The increase was primarily driven by lower tax benefit from stock-based compensation and the absence of the Company's clean energy tax benefits in 2019 as the Company concluded its investments in 2018.

Net earnings attributable to W.W. Grainger, Inc. of $260 million for the second quarter of 2019 increased $23 million or 10% compared to the second quarter of 2018. Excluding restructuring, net from both periods in the table above, net earnings increased $9 million, or 4%. The increase in net earnings primarily resulted from lower SG&A and lower other expense, net.

Diluted earnings per share of $4.67 in the second quarter of 2019 was up 12% versus the $4.16 for the second quarter of 2018, primarily due to higher net earnings and lower average shares outstanding. Excluding restructuring, net from

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

both periods in the table above, diluted earnings per share of $4.64 in the second quarter of 2019 increased 6% from $4.37 for the second quarter of 2018.

Segment Analysis
The following results at the U.S. and Canada segments and Other businesses level include external and intersegment net sales and operating earnings. See Note 9 to the Financial Statements.

United States
Net sales were $2,222 million for the second quarter of 2019, an increase of $47 million, or 2% compared to the same period in 2018 and consisted of the following:

Percent Increase/(Decrease)
Volume	1.5%
Price	0.5
Intercompany sales to Zoro (included in other businesses)	0.5
Other	(0.5)
Total	2.0%

Sales to customers in the retail end markets increased high single digits. Government and commercial increased mid-single digits and contractors and light manufacturing end markets increased low-single digits. Heavy manufacturing was down low single digits and natural resources was down mid-single digits when compared to the prior year. See Note 3 to the Financial Statements for information related to disaggregated revenue. Overall, revenue increases were primarily driven by market share gains.

The gross profit margin for the second quarter of 2019 increased 0.35 percentage point compared to the same period in 2018, as a result of stable price cost spread.

SG&A decreased 1% in the second quarter of 2019 compared to the second quarter of 2018. The decrease was primarily driven by lower variable compensation versus the prior year.

Operating earnings of $381 million for the second quarter of 2019 increased $32 million, or 9% from $349 million for the second quarter of 2018. This increase was driven primarily by higher gross profit from higher sales.

Canada
Net sales were $135 million for the second quarter of 2019, a decrease of $42 million, or 23% compared to the same period in 2018 and consisted of the following:

Percent (Decrease)/Increase
Volume	(23.0)%
Foreign exchange	(3.0)
Price	3.0
Total	(23.0)%

For the second quarter of 2019, volume was down 23.0 percentage points compared to the same period in 2018 due to customer disruption as a result of actions taken to reduce the branch footprint and sales coverage optimization activities.

The gross profit margin decreased 1.4 percentage points in the second quarter of 2019 versus the second quarter of 2018, primarily due to negative price-cost spread as a result of a more competitive pricing dynamic in the region.

SG&A decreased 42% in the second quarter of 2019 compared to the second quarter of 2018. Excluding restructuring costs in both periods (as noted in the table above and Note 7 to the Financial Statements), SG&A would have decreased

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

26%. This decrease was primarily due to 2018 cost take-out actions and lower variable expense due to lower sales volume.

Operating earnings were $1 million for the second quarter of 2019 compared to operating losses of $14 million in the second quarter of 2018. Excluding restructuring, net in both periods as noted in the table above, operating losses would have been $3 million compared to $2 million in the prior period primarily due to lower sales volume.

Other businesses
Net sales were $663 million for the second quarter of 2019, an increase of $41 million, or 6.5% when compared to the same period in 2018 and consisted of the following:

Percent Increase/(Decrease)
Price/volume	9.5%
Foreign exchange	(3.0)
Total	6.5%

The increase in net sales was primarily due to customer acquisition growth from the endless assortment businesses, partially offset by foreign exchange headwinds from the yen, euro and pound sterling.

Operating earnings of $27 million for the second quarter of 2019 were down $14 million compared to operating earnings of $41 million the second quarter of 2018. This decrease is primarily due to the endless assortment businesses' investments to drive long-term growth and performance in the high-touch solutions businesses.

Matters Affecting Comparability
There were 127 sales days in the six months ended June 30, 2019 and 128 sales days in the six months ended June 30, 2018.

Results of Operations – Six Months Ended June 30, 2019
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars):

	Six Months Ended June 30,
			Percent Increase/(Decrease)	As a Percent of Net Sales
	2019	2018		2019	2018
Net sales	$5,692	$5,627	1%	100.0%	100.0%
Cost of goods sold	3,476	3,424	2	61.1	60.9
Gross profit	2,216	2,203	1	38.9	39.1
Selling, general and administrative expenses	1,473	1,524	(3)	25.9	27.1
Operating earnings	743	679	9	13.1	12.1
Other expense, net	26	48	(46)	0.5	0.9
Income taxes	183	142	29	3.2	2.5
Net earnings	534	489
Noncontrolling interest	21	20	5	0.4	0.4
Net earnings attributable to W.W. Grainger, Inc.	$513	$469	10%	9.0%	8.3%

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Grainger’s net sales of $5,692 million for the six months ended June 30, 2019 increased $65 million, or 1% compared to the same period in 2018. On a daily basis, net sales increased 2.0% and consisted of the following:

Percent Increase/(Decrease)
Volume	2.0%
Price	1.0
Foreign exchange	(1.0)
Total	2.0%

The increase in net sales was primarily driven by volume increases in the U.S. business due to market share gain and an improved demand environment and continued double digit growth in the endless assortments businesses, offset by lower sales in the Canada business and other businesses. See the Segment Analysis below for further details related to segment revenue.

Gross profit of $2,216 million for the six months ended June 30, 2019 increased $13 million, or 1% compared to the same period in 2018. The gross profit margin of 38.9% decreased 0.2 percentage point when compared to the same period in 2018.

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

	Six Months Ended
	June 30,
	2019	2018	%
SG&A reported	$1,473	$1,524	(3)%
Restructuring, net of branch gains (U.S.)	2	1
Restructuring (Canada)	(3)	23
Restructuring (Other businesses)	—	3
Restructuring (Unallocated expense)	(1)	(5)
Total restructuring, net	(2)	22
SG&A adjusted	$1,475	$1,502	(2)%

	2019	2018	%
Operating earnings reported	$743	$679	9%
Total restructuring, net	(1)	23
Operating earnings adjusted	$742	$702	6%

	2019	2018	%
Net earnings attributable to W.W. Grainger, Inc. reported	$513	$469	9%
Total restructuring, net	(1)	23
Tax effect (1)	1	(5)
Total restructuring, net and tax	—	18
Net earnings attributable to W.W. Grainger, Inc. adjusted	$513	$487	5%
(1) The tax impact of adjustments is calculated based on the income tax rate in each applicable jurisdiction, subject to deductibility limitations and the Company's ability to realize the associated tax benefits.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SG&A of $1,473 million for the six months ended June 30, 2019 decreased $51 million, or 3% from $1,524 million for the six months ended June 30, 2018. Excluding restructuring, net in both periods as noted in the table above, SG&A decreased $27 million, or 2% primarily due to 2018 cost take-out actions in Canada and lower variable compensation in the U.S. business and at the corporate level.

Operating earnings for the six months ended June 30, 2019 were $743 million, an increase of $64 million, or 9% compared to the same period in 2018. Excluding restructuring, net in both periods as noted in the table above, operating earnings increased $40 million or 6%, driven primarily by cost take-out actions in the Canadian business and higher gross profit and lower variable compensation in the U.S. business and at a corporate level.

Other expense, net was $26 million for the six months ended June 30, 2019, a decrease of $22 million, or 46% compared to the six months ended June 30, 2018. The decrease was primarily due to lower losses from the Company's clean energy investments which were concluded in the second half of 2018.

Income taxes of $183 million for the six months ended June 30, 2019 increased $41 million, or 29% compared with $142 million for the comparable 2018 period. Grainger's effective tax rates were 25.5% and 22.5% for the six months ended June 30, 2019 and 2018, respectively. The increase was primarily driven by lower tax benefit from stock-based compensation and the absence of the Company's clean energy tax benefits in 2019 as the Company concluded its investments in 2018.

Net earnings attributable to W.W. Grainger, Inc. for the six months ended June 30, 2019 increased $44 million or 10% to $513 million from $469 million for the six months ended June 30, 2018. Excluding restructuring, net from both periods in the table above, net earnings increased $26 million, or 5%. The increase in net earnings primarily resulted from lower SG&A and lower other expense, net.

Diluted earnings per share of $9.14 in the six months ended June 30, 2019 was up 11% versus the $8.23 for the same period in 2018, due to higher earnings and lower average shares outstanding. Excluding restructuring, net from both periods in the table above, diluted earnings per share would have been $9.14 compared to $8.55 in 2018, an increase of 7%.

Segment Analysis
The following comments at the segment and other businesses level include external and intersegment net sales and operating earnings. See Note 9 to the Financial Statements.

United States
Net sales were $4,371 million for the six months ended June 30, 2019, an increase of $88 million, or 2%, compared to the same period in 2018. On a daily basis, net sales increased 3.0% and consisted of the following:

Percent Increase/(Decrease)
Volume	2.0%
Price	1.0
Intercompany sales to Zoro (included in other businesses)	0.5
Other	(0.5)
Total	3.0%

Sales to customers in the commercial, retail and government end markets increased mid-single digits and contractors, light manufacturing and heavy manufacturing end markets increased low-single digits. See Note 3 to the Financial Statements for information related to disaggregated revenue. Overall, revenue increases were primarily driven by market share gains and pricing.

The gross profit margin increased 0.2 percentage point compared to the same period in 2018.

SG&A for the six months ended June 30, 2019 increased $7 million, or 1% compared to the same period in 2018. The increase was primarily driven by digital marketing, partially offset by lower variable compensation versus the prior year.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings of $745 million for the six months ended June 30, 2019 increased $39 million, or 5% from $706 million for the six months ended June 30, 2018. This increase was driven primarily by higher sales, higher gross profit dollars and improved SG&A leverage.

Canada
Net sales were $271 million for the six months ended June 30, 2019, a decrease of $88 million, or 24% compared to the same period in 2018. On a daily basis, net sales decreased 24.0% and consisting of the following:

Percent (Decrease)/Increase
Volume	(24.0)%
Foreign exchange	(3.5)
Price	3.5
Total	(24.0)%

For the six months ended June 30, 2019, volume was down 24.0 percentage points compared to the same period in 2018 due to customer disruption as a result of actions taken to reduce the branch footprint and sales coverage optimization activities.

The gross profit margin decreased 1.7 percentage points in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to negative price-cost spread as a result of a more competitive pricing dynamic in the region.

SG&A decreased $64 million, or 42% in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Excluding restructuring, net in both periods (as noted in the table above and Note 7 to the Financial Statements), SG&A would have decreased $38 million, or 29% compared to the prior period. This decrease was primarily due to cost reduction actions and lower sales volume.

Operating losses were $4 million for the six months ended June 30, 2019 compared to losses of $34 million in the six months ended June 30, 2018. Excluding restructuring, net in both periods (as noted in the table above and Note 7 to the Financial Statements), operating losses would have been $6 million compared to $11 million in the prior period primarily due to lower sales volume, partially offset by lower SG&A.

Other businesses
Net sales for other businesses were $1,296 million for the six months ended June 30, 2019 an increase of $86 million, or 7% compared to the same period in 2018. On a daily basis, net sales increased 8.0% and consisted of the following:

Percent Increase/(Decrease)
Price/volume	10.5%
Foreign exchange	(2.5)
Total	8.0%

The net sales increase was primarily due to customer acquisition growth from the endless assortment businesses, partially offset by foreign exchange headwinds from the yen, euro and pound sterling.

Operating earnings of $57 million for the six months ended June 30, 2019 decreased $20 million from operating earnings of $77 million in the comparable period from the prior year. This decrease is primarily due to the endless assortment businesses' investments to drive long-term growth and performance in the high-touch solutions businesses.

Financial Condition

Cash Flow
Net cash provided by operating activities was $450 million and $395 million for the six months ended June 30, 2019 and 2018, respectively. The increase in cash provided by operating activities is primarily the result of higher net earnings

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

and favorable changes in working capital, partially offset by higher income tax payments and higher net payments related to employee variable compensation and benefits paid under annual incentive plans.

Net cash used in investing activities was $91 million and $74 million for the six months ended June 30, 2019 and 2018, respectively. This increase in net cash used in investing activities was primarily driven by higher additions to property, buildings and equipment and lower proceeds from the sales of assets when compared to the prior year.

Net cash used in financing activities was $586 million and $331 million in the six months ended June 30, 2019 and 2018, respectively. The increase in net cash used in financing activities was primarily driven by higher stock repurchases in 2019 compared to 2018.

Working Capital
Internally generated funds are the primary source of working capital and funds used for growth initiatives and capital expenditures. Grainger's working capital is not impacted by significant seasonality trends throughout the year.

Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt, current maturities of long-term debt and lease liabilities). Working capital at June 30, 2019, was $2,109 million, an increase of $211 million when compared to $1,898 million at December 31, 2018. The increase was primarily driven by an increase in accounts receivable and a decrease in accrued contributions to employees profit-sharing plans due to the annual cash contribution. At these dates, the ratio of current assets to current liabilities was 2.7 and 2.4, respectively.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit. Total debt, which is defined as total interest-bearing debt (short-term, current maturities and long-term) and lease liabilities as a percent of total capitalization was 53.3% at June 30, 2019, and 51.5% at December 31, 2018.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in Grainger's internal control over financial reporting for the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of the Company’s legal proceedings, see Note 10 - Contingencies and Legal Matters - to the Condensed Consolidated Financial Statements included under Item 1 - Financial Statements, of Part I of this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – Second Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Apr. 1 – Apr. 30	144,280	$299.48	144,280	4,948,299
May 1 – May 31	431,814	$266.63	431,814	4,516,485
June 1 – June 30	392,950	$271.64	392,950	4,123,535
Total	969,044		969,044

(A)	There were no shares withheld to satisfy tax withholding obligations.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

(C)
Purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors on April 6, 2015 and announced by the Company on April 16, 2015, whereby the Company was authorized to repurchase up to 15 million shares with no expiration date (the "2015 Program"). In addition, purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors and announced by the Company on April 24, 2019 (the "2019 Program"), which replaced the 2015 Program. The 2019 Program authorizes the repurchase of up to 5 million shares with no expiration date.

W.W. Grainger, Inc. and Subsidiaries

Item 6.        Exhibits

A list of exhibits filed with this report on Form 10-Q is provided in the Exhibit Index on page 31 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. GRAINGER, INC.
Date:	July 24, 2019	By:	/s/ Thomas B. Okray
Thomas B. Okray, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	July 24, 2019	By:	/s/ Eric R. Tapia
Eric R. Tapia, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.