Form 10-Q
period 2019-09-30
W.W. GRAINGER, INC.
filed 2019-10-23
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
OR

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
Yes ☐  No ☒

There were 53,866,254 shares of the Company’s Common Stock, par value $0.50, outstanding as of September 30, 2019.

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions of dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$2,947	$2,831	$8,639	$8,458
Cost of goods sold	1,848	1,752	5,324	5,176
Gross profit	1,099	1,079	3,315	3,282
Selling, general and administrative expenses	761	890	2,234	2,414
Operating earnings	338	189	1,081	868
Other income (expense):
Interest income	1	2	4	4
Interest expense	(21)	(22)	(64)	(70)
Other, net	4	2	18	—
Total other expense, net	(16)	(18)	(42)	(66)
Earnings before income taxes	322	171	1,039	802
Income taxes	78	56	261	198
Net earnings	244	115	778	604
Less: Net earnings attributable to noncontrolling interest	11	11	32	31
Net earnings attributable to W.W. Grainger, Inc.	$233	$104	$746	$573
Earnings per share:
Basic	$4.27	$1.84	$13.46	$10.12
Diluted	$4.25	$1.82	$13.40	$10.04
Weighted average number of shares outstanding:
Basic	54,125,184	56,339,630	54,962,699	56,172,277
Diluted	54,354,904	56,803,857	55,220,266	56,588,530
Cash dividends paid per share	$1.44	$1.36	$4.24	$4.00

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net earnings	$244	$115	778	604
Other comprehensive earnings (losses):
Foreign currency translation adjustments	(17)	—	6	(25)
Postretirement benefit plan reclassification, net of tax benefit of $1, $1, $3 and $2, respectively	(2)	(2)	(7)	(8)
Total other comprehensive earnings (losses)	(19)	(2)	(1)	(33)
Comprehensive earnings, net of tax	225	113	777	571
Less: Comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	11	11	32	31
Foreign currency translation adjustments	(1)	(5)	2	(3)
Total comprehensive earnings (losses) attributable to noncontrolling interest	10	6	34	28
Comprehensive earnings attributable to W.W. Grainger, Inc.	$215	$107	$743	$543

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except for share and per share amounts)

	As of
ASSETS	(Unaudited) September 30, 2019	December 31, 2018
CURRENT ASSETS
Cash and cash equivalents	$286	$538
Accounts receivable (less allowances for doubtful
accounts of $22 and $25, respectively)	1,495	1,385
Inventories	1,520	1,541
Prepaid expenses and other assets	86	83
Prepaid income taxes	9	10
Total current assets	3,396	3,557
PROPERTY, BUILDINGS AND EQUIPMENT, NET	1,384	1,352
DEFERRED INCOME TAXES	13	12
GOODWILL	425	424
INTANGIBLES, NET	422	460
OTHER ASSETS	282	68
TOTAL ASSETS	$5,922	$5,873
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$51	$49
Current maturities of long-term debt	219	81
Trade accounts payable	723	678
Accrued compensation and benefits	170	262
Accrued contributions to employees' profit sharing plans	70	133
Accrued expenses	327	269
Income taxes payable	12	29
Total current liabilities	1,572	1,501
LONG-TERM DEBT (less current maturities)	1,918	2,090
DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	120	103
OTHER NON-CURRENT LIABILITIES	240	86
SHAREHOLDERS' EQUITY
Cumulative preferred stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common stock – $0.50 par value – 300,000,000 shares authorized; 109,659,219 shares issued	55	55
Additional contributed capital	1,161	1,134
Retained earnings	8,380	7,869
Accumulated other comprehensive losses	(174)	(171)
Treasury stock, at cost – 55,792,965 and 53,796,859 shares, respectively	(7,551)	(6,966)
Total W.W. Grainger, Inc. shareholders’ equity	1,871	1,921
Noncontrolling interest	201	172
Total shareholders' equity	2,072	2,093
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,922	$5,873

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$778	$604

Provision for losses on accounts receivable	7	7
Deferred income taxes and tax uncertainties	19	10
Depreciation and amortization	171	192
Net gains from sales of assets and divestitures	(5)	(22)
Impairment of goodwill, intangible and other assets	—	142
Stock-based compensation	32	36
Losses from equity method investment	—	18
Subtotal	224	383
Change in operating assets and liabilities:
Accounts receivable	(119)	(172)
Inventories	18	(53)
Prepaid expenses and other assets	(15)	(13)
Trade accounts payable	50	4
Accrued liabilities	(137)	(36)
Income taxes, net	(16)	39
Other non-current liabilities	(13)	(13)
Subtotal	(232)	(244)
Net cash provided by operating activities	770	743
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings, equipment and intangibles	(163)	(169)
Proceeds from sales of assets	16	76
Equity method proceeds (investment)	2	(12)
Net cash used in investing activities	(145)	(105)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	22	24
Payments against lines of credit	(18)	(28)
Payments of long-term debt	(48)	(89)
Proceeds from stock options exercised	19	179
Payments for employee taxes withheld from stock awards	(10)	(11)
Purchases of treasury stock	(600)	(283)
Cash dividends paid	(242)	(232)
Other, net	2	3
Net cash used in financing activities	(875)	(437)
Exchange rate effect on cash and cash equivalents	(2)	(11)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(252)	190
Cash and cash equivalents at beginning of year	538	327
Cash and cash equivalents at end of period	$286	$517

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)
(Unaudited)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2018	$55	$1,041	$7,405	$(135)	$(6,676)	$138	$1,828
Stock based compensation	—	24	—	—	44	—	68
Purchases of treasury stock	—	—	—	—	(160)	—	(160)
Net earnings	—	—	232	—	—	9	241
Other comprehensive earnings (losses)	—	—	—	12	—	9	21
Cash dividends paid ($1.28 per share)	—	—	(73)	—	—	—	(73)
Balance at March 31, 2018	$55	$1,065	$7,564	$(123)	$(6,792)	$156	$1,925
Stock based compensation	—	14	—	—	23	—	37
Purchases of treasury stock	—	—	—	—	(28)	—	(28)
Net earnings	—	—	237	—	—	11	248
Other comprehensive earnings (losses)	—	—	—	(45)	—	(7)	(52)
Capital contribution	—	—	—	—	—	2	2
Cash dividends paid ($1.36 per share)	—	—	(76)	—	—	(6)	(82)
Balance at June 30, 2018	$55	$1,079	$7,725	$(168)	$(6,797)	$156	$2,050
Stock based compensation	—	46	—	—	54	—	100
Purchases of treasury stock	—	—	—	—	(86)	—	(86)
Net earnings	—	—	104	—	—	11	115
Other comprehensive earnings (losses)	—	—	—	3	—	(5)	(2)
Cash dividends paid ($1.36 per share)	—	—	(77)	—	—	—	(77)
Balance at September 30, 2018	$55	$1,125	$7,752	$(165)	$(6,829)	$162	$2,100

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)
(Unaudited)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2019	$55	$1,134	$7,869	$(171)	$(6,966)	$172	$2,093
Stock based compensation	—	3	—	—	3	—	6
Purchases of treasury stock	—	—	—	—	(135)	—	(135)
Net earnings	—	—	253	—	—	9	262
Other comprehensive earnings (losses)	—	—	—	3	—	(2)	1
Capital contribution	—	—	—	—	—	2	2
Cash dividends paid ($1.36 per share)	—	—	(77)	—	—	—	(77)
Balance at March 31, 2019	$55	$1,137	$8,045	$(168)	$(7,098)	$181	$2,152
Stock based compensation	—	15	—	—	9	—	24
Purchases of treasury stock	—	—	—	—	(265)	—	(265)
Net earnings	—	—	260	—	—	12	272
Other comprehensive earnings (losses)	—	—	—	12	—	5	17
Cash dividends paid ($1.44 per share)	—	—	(79)	—	—	(7)	(86)
Balance at June 30, 2019	$55	$1,152	$8,226	$(156)	$(7,354)	$191	$2,114
Stock based compensation	—	9	—	—	3	—	12
Purchases of treasury stock	—	—	—	—	(200)	—	(200)
Net earnings	—	—	233	—	—	11	244
Other comprehensive earnings (losses)	—	—	—	(18)	—	(1)	(19)
Cash dividends paid ($1.44 per share)	—	—	(79)	—	—	—	(79)
Balance at September 30, 2019	$55	$1,161	$8,380	$(174)	$(7,551)	$201	$2,072

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

The Condensed Consolidated Balance Sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America (U.S.) for complete financial statements.

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

The Company utilized the simplified modified retrospective transition method that allowed for a cumulative-effect adjustment in the period of adoption, and did not restate prior periods. Additionally, the Company elected the practical expedients package permitted under the transition guidance. Adoption of the new standard resulted in the recording of right of use (ROU) assets and lease liabilities of approximately $208 million and $205 million, respectively as of January 1, 2019 related to operating and finance leases. Adoption of the standard did not materially impact the Company’s Financial Statements. See Note 5 to the Financial Statements.

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates (SEC Update). This ASU clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning with the SEC's regulations, thereby eliminating redundancies and making the codification easier to apply. This ASU was effective immediately upon issuance and did not have a material impact on the Company's Financial Statements and related disclosures.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.    REVENUE

Company revenue is primarily comprised of MRO product sales and related activities, such as freight and services. Total service revenue is not material and accounted for approximately 1% of the Company's revenue for the three and nine months ended September 30, 2019 and 2018, respectively.

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

	Three Months Ended September 30,
	2019			2018
	U.S.	Canada	Total Company (2)	U.S.	Canada	Total Company (2)
Government	20%	5%	15%	20%	5%	15%
Heavy Manufacturing	18%	20%	17%	19%	20%	18%
Light Manufacturing	12%	6%	10%	13%	6%	11%
Transportation	6%	8%	5%	5%	8%	5%
Commercial	17%	9%	13%	16%	9%	13%
Retail/Wholesale	9%	4%	7%	8%	4%	7%
Contractors	9%	11%	8%	9%	11%	8%
Natural Resources	3%	33%	4%	3%	34%	4%
Other (1)	6%	4%	21%	7%	3%	19%
Total net sales to external customers	100%	100%	100%	100%	100%	100%
Percent of Total Company Revenue	73%	4%	100%	73%	5%	100%

	Nine Months Ended September 30,
	2019			2018
	U.S.	Canada	Total Company (2)	U.S.	Canada	Total Company (2)
Government	19%	6%	14%	19%	6%	14%
Heavy Manufacturing	19%	20%	17%	19%	20%	18%
Light Manufacturing	13%	6%	11%	13%	6%	11%
Transportation	5%	8%	5%	5%	7%	5%
Commercial	17%	9%	13%	16%	10%	13%
Retail/Wholesale	8%	4%	7%	8%	4%	7%
Contractors	10%	11%	8%	10%	11%	8%
Natural Resources	3%	32%	4%	3%	33%	4%
Other (1)	6%	4%	21%	7%	3%	20%
Total net sales to external customers	100%	100%	100%	100%	100%	100%
Percent of Total Company Revenue	73%	5%	100%	73%	6%	100%
(1) Other category primarily includes revenue from individual customers not aligned to major industry segment, including small businesses and consumers and intersegment net sales.
(2) Total Company includes other businesses, which include the Company's endless assortment businesses and operations in Europe, Asia and Latin America and accounts for approximately 23% and 22% of revenue for the three months ended September 30, 2019 and 2018, respectively, and accounts for 22% and 21% of revenue for the nine months ended September 30, 2019 and 2018, respectively.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Total accrued sales returns were approximately $26 million and $29 million as of September 30, 2019 and December 31, 2018, respectively and are reported as a reduction of Accounts receivable. Total accrued sales incentives were approximately $58 million and $62 million as of September 30, 2019 and December 31, 2018, respectively and are reported as part of Accrued expenses. The Company did not have any material unsatisfied performance obligations, contract assets or liabilities as of September 30, 2019 and December 31, 2018.

4.    PROPERTY, BUILDINGS AND EQUIPMENT

Property, buildings and equipment consisted of the following (in millions of dollars):

	As of
	September 30, 2019	December 31, 2018
Land	$323	$318
Building, structures and improvements	1,329	1,338
Furniture, fixtures, machinery and equipment	1,799	1,785
Property, buildings and equipment	$3,451	$3,441
Less: Accumulated depreciation and amortization	2,067	2,089
Property, buildings and equipment, net	$1,384	$1,352

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

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Information related to operating leases is as follows (in millions of dollars):

As of September 30, 2019
ROU Assets
Other assets	$207

Operating lease liabilities
Accrued expenses	54
Other non-current liabilities	159
Total operating lease liabilities	$213

Nine Months Ended September 30, 2019
Weighted average remaining lease term	6 years
Weighted average incremental borrowing rate	2.3%
Cash paid for operating leases	$49
ROU assets obtained in exchange for operating lease obligations	15

Rent expense related to operating leases included in SG&A for the three and nine months ended September 30, 2019, was $19 million and $54 million, respectively.

Maturities of operating lease liabilities as of September 30, 2019 (in millions of dollars) are as follows:

Year	Maturity of operating lease liabilities
2019 (remaining 3 months)	$15
2020	57
2021	48
2022	37
2023	25
Thereafter	42
Total lease payments	224
Less interest	(11)
Present value of lease liabilities	$213

As of September 30, 2019, the Company's future lease obligations that have not yet commenced are immaterial.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.    GOODWILL AND INTANGIBLE ASSETS

The balances and changes in the carrying amount of Goodwill by segment are as follows (in millions of dollars):

	United States	Canada	Other businesses	Total
Balance at January 1, 2018	$192	$130	$222	$544
Impairment	—	—	(105)	(105)
Translation	—	(10)	(5)	(15)
Balance at December 31, 2018	192	120	112	424
Translation	—	3	(2)	1
Balance at September 30, 2019	$192	$123	$110	$425
The cumulative goodwill impairment charges by segment as of September 30, 2019 and December 31, 2018 are as follows (in millions of dollars):

	United States	Canada	Other businesses	Total
Cumulative goodwill impairment charges	$24	$32	$176	$232

The balances and changes in Intangible assets, net are as follows (in millions of dollars):

		September 30, 2019			December 31, 2018
	Weighted average life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer lists and relationships	14.3 years	$391	$212	$179	$410	$204	$206
Trademarks, trade names and other	13.8 years	36	20	16	24	15	9
Non-amortized trade names and other		96	—	96	99	—	99
Capitalized software	4.2 years	618	487	131	657	511	146
Total intangible assets	8.7 years	$1,141	$719	$422	$1,190	$730	$460

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
Grainger's qualitative assessment for the nine months ended September 30, 2019 did not indicate the presence of any impairment triggering events. Changes in assumptions regarding future performance, as well as the ability to execute on growth initiatives and productivity improvements, may have a significant impact on future cash flows. Likewise, an unfavorable economic environment and changes in market conditions, discount rates or other factors may result in future impairments of goodwill and intangible assets.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.     RESTRUCTURING

Restructuring activity for the three and nine months ended September 30, 2019 was not material. In the three and nine months ended September 30, 2018, the Company recorded restructuring charges of approximately $4 million and $27 million, respectively. These charges primarily consisted of involuntary employee termination costs in Canada and the U.S., net of gains from the sales of branches and are included in SG&A. The reserve balance as of September 30, 2019 and December 31, 2018 was approximately $16 million and $47 million, respectively, and is primarily included in Accrued compensation and benefits. The remaining reserves are expected to be paid through 2020.
8.    SHORT-TERM AND LONG-TERM DEBT

Short-term debt consisted of outstanding lines of credit of $51 million and $49 million at September 30, 2019 and December 31, 2018, respectively. Long-term debt consisted of the following (in millions of dollars):

	As of September 30, 2019		As of December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.60% senior notes due 2045	$1,000	$1,178	$1,000	$1,026
3.75% senior notes due 2046	400	417	400	357
4.20% senior notes due 2047	400	448	400	383
British pound term loan	157	157	174	174
Euro term loan	120	120	126	126
Canadian dollar revolving credit facility	45	45	44	44
Other	36	36	49	49
Subtotal	2,158	2,401	2,193	2,159
Less current maturities	(219)	(219)	(81)	(81)
Debt issuance costs and discounts, net of amortization	(21)	(21)	(22)	(22)
Long-term debt (less current maturities)	$1,918	$2,161	$2,090	$2,056

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

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.    INCOME TAXES

For the three months ended September 30, 2019, the Company's effective tax rate was 24.2% compared to 32.7% in the three months ended September 30, 2018. The higher tax rate in the prior year was driven primarily by impairment charges related to the Cromwell business in the U.K., which lowered reported operating earnings and were not tax deductible.

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

Following is a summary of segment results (in millions of dollars):

	Three Months Ended September 30, 2019
	U.S.	Canada	Total Reportable Segments	Other businesses	Total
Total net sales	$2,277	$129	$2,406	$673	$3,079
Intersegment net sales	(131)	—	(131)	(1)	(132)
Net sales to external customers	$2,146	$129	$2,275	$672	$2,947
Segment operating earnings	$343	$—	$343	$30	$373

	Three Months Ended September 30, 2018
	U.S.	Canada	Total Reportable Segments	Other businesses	Total
Total net sales	$2,188	$149	$2,337	$610	$2,947
Intersegment net sales	(115)	—	(115)	(1)	(116)
Net sales to external customers	$2,073	$149	$2,222	$609	$2,831
Segment operating earnings	$326	$(4)	$322	$(99)	$223

	Nine Months Ended September 30, 2019
	U.S.	Canada	Total Reportable Segments	Other businesses	Total
Total net sales	$6,648	$400	$7,048	$1,969	$9,017
Intersegment net sales	(376)	—	(376)	(2)	(378)
Net sales to external customers	$6,272	$400	$6,672	$1,967	$8,639
Segment operating earnings	$1,088	$(4)	$1,084	$87	$1,171

	Nine Months Ended September 30, 2018
	U.S.	Canada	Total Reportable Segments	Other businesses	Total
Total net sales	$6,471	$508	$6,979	$1,820	$8,799
Intersegment net sales	(338)	—	(338)	(3)	(341)
Net sales to external customers	$6,133	$508	$6,641	$1,817	$8,458
Segment operating earnings	$1,032	$(38)	$994	$(22)	$972

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Following are reconciliations of segment information with the consolidated totals per the financial statements (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating earnings:
Total operating earnings for reportable segments	$343	$322	$1,084	$994
Other businesses	30	(99)	87	(22)
Unallocated expenses	(35)	(34)	(90)	(104)
Total consolidated operating earnings	$338	$189	$1,081	$868

	As of
	September 30, 2019	December 31, 2018
Assets:
United States	$2,637	$2,496
Canada	166	188
Assets for reportable segments	2,803	2,684
Other current and noncurrent assets	3,016	2,879
Unallocated assets	103	310
Total consolidated assets	$5,922	$5,873

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

	U.S.		Canada
	Estimated 2018	Forecasted 2019	Estimated 2018	Forecasted 2019
Business Investment	6.8%	1.6%	1.2%	(2.0)%
Business Inventory	1.8%	2.8%	—	—
Exports	3.0%	(0.2)%	3.2%	2.6%
Industrial Production	3.9%	0.9%	3.1%	0.8%
GDP	2.9%	2.3%	1.9%	1.4%
Oil Prices	—	—	$65/barrel	$59/barrel
Source: Global Insight U.S. (October 2019), Global Insight Canada (September 2019)

In the U.S., Business Investment and Exports are two major indicators of MRO spending. Per the Global Insight October 2019 forecast, Business Inventory is forecast to improve while Business Investment, Industrial Production, Exports and GDP are forecast to soften, as a result of the trade tensions and associated uncertainty around tariff policy, slowing global growth and a strong U.S. dollar, diminishing support from fiscal stimulus and a decline in the pace of inventory accumulation.
Per the Global Insight September 2019 forecast, Canada's Business Investment, Exports, Industrial Production and GDP are expected to slow due to elevated global trade uncertainties, a reduction in spending, delayed investments and slowing global oil demand.
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

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Matters Affecting Comparability
There were 64 sales days in the three months ended September 30, 2019 and 63 sales days in the three months ended September 30, 2018.

Results of Operations – Three Months Ended September 30, 2019
The following table is included as an aid to understand the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars):

	Three Months Ended September 30,
			Percent Increase/(Decrease)	As a Percent of Net Sales
	2019	2018		2019	2018
Net sales	$2,947	$2,831	4%	100.0%	100.0%
Cost of goods sold	1,848	1,752	5	62.7	61.9
Gross profit	1,099	1,079	2	37.3	38.1
Selling, general and administrative expenses	761	890	(14)	25.9	31.4
Operating earnings	338	189	78	11.4	6.7
Other expense, net	16	18	(16)	0.5	0.6
Income taxes	78	56	39	2.6	2.0
Net earnings	244	115
Noncontrolling interest	11	11	7	0.4	0.4
Net earnings attributable to W.W. Grainger, Inc.	$233	$104	123%	7.9%	3.7%

Grainger’s net sales of $2,947 million for the third quarter of 2019 increased $116 million, or 4% compared to the same period in 2018. On a daily basis, net sales increased 2.5%. The increase in net sales was primarily driven by volume increases in the U.S. business and the endless assortment businesses, partially offset by lower sales in the Canada business and Cromwell in the United Kingdom (U.K.), which is included in other businesses. For the three months ended September 30, 2019, price inflation and foreign exchange were flat. See the Segment Analysis below for further details related to segment revenue.

Gross profit of $1,099 million for the third quarter of 2019 increased $20 million compared to the same quarter in 2018. The gross profit margin of 37.3% during the third quarter of 2019 decreased 0.8 percentage point when compared to the same quarter in 2018. This decrease was driven by the timing of pricing adjustments during the year which resulted in negative price cost spread in the U.S. business and increased net sales in the endless assortment businesses, which have a lower gross profit. See the Segment Analysis below for further details related to segment gross profit.

The table below reconciles reported Selling, general and administrative expenses (SG&A), operating earnings, net earnings attributable to W.W. Grainger, Inc. and effective tax rate determined in accordance with U.S. generally accepted accounting principles (GAAP) to adjusted SG&A, operating earnings, net earnings attributable to W.W. Grainger, Inc. and effective tax rate, which are all considered non-GAAP measures. The Company believes that these non-GAAP measures provide meaningful information to assist shareholders in understanding financial results and assessing prospects for future performance as they provide a better baseline for analyzing the ongoing performance of its businesses by excluding items that may not be indicative of core operating results. Because non-GAAP financial measures are not standardized, it may not be possible to compare these measures with other companies' non-GAAP measures having the same or similar names. All tables below are in millions of dollars:

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended
	September 30,
	2019	2018	%
SG&A reported	$761	$890	(14)%
Restructuring, net of branch gains (U.S.)	—	3
Restructuring (Canada)	1	—
Restructuring (Other businesses)	—	1
Impairment charges (Other businesses)	—	139
Total restructuring, net and impairment charges	1	143
SG&A adjusted	$760	$747	2%

	2019	2018	%
Operating earnings reported	$338	$189	78%
Total restructuring, net and impairment charges	1	143
Operating earnings adjusted	$339	$332	2%

	2019	2018	%
Net earnings attributable to W.W. Grainger, Inc. reported	$233	$104	123%
Total restructuring, net and impairment charges	1	143
Tax effect of impairment (1)	—	(6)
Tax effect (1)	(1)	(1)
Total restructuring, net, impairment charges and tax	—	136
Net earnings attributable to W.W. Grainger, Inc. adjusted	$233	$240	(3)%
(1) The tax impact of adjustments is calculated based on the income tax rate in each applicable jurisdiction, subject to deductibility limitations and the Company's ability to realize the associated tax benefits.

	Three Months Ended September 30,
	2019	2018	Bps impact
Effective tax rate reported	24.2%	32.7%	(850)
Restructuring, net and impairment charges	—	(12.7)
Effective tax rate adjusted	24.2%	20.0%	420

SG&A of $761 million for the third quarter of 2019 decreased $129 million, or 14% compared to the third quarter of 2018. Excluding restructuring, net and impairment charges in both periods as noted in the table above, SG&A increased $13 million, or 2%.

Operating earnings of $338 million for the third quarter of 2019 increased $149 million, or 78% compared to the third quarter of 2018. Excluding restructuring, net and impairment charges in both periods as noted in the table above, operating earnings increased $7 million or 2%, driven primarily by higher gross profit dollars.

Other expense, net was $16 million for the third quarter of 2019, a decrease of $2 million, or 16% compared to the third quarter of 2018. The decrease was primarily due to lower losses from the Company's clean energy investments which were concluded in the second half of 2018.

Income taxes of $78 million for the third quarter of 2019 increased $22 million, or 39% compared to the third quarter of 2018. Grainger's effective tax rates were 24.2% and 32.7% for the three months ended September 30, 2019 and 2018, respectively. The higher tax rate in the prior year quarter was driven primarily by Cromwell impairment charges which lowered reported operating earnings and were not tax deductible. Excluding restructuring, net and impairment charges in both periods as noted in the table above, the effective tax rates were 24.2% and 20.0% for the three months

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ended September 30, 2019 and 2018, respectively. The increase in effective tax rate was primarily driven by lower tax benefit from stock-based compensation and the absence of the Company's clean energy tax benefits in 2019 as the Company concluded its investment in 2018.

Net earnings attributable to W.W. Grainger, Inc. of $233 million for the third quarter of 2019 increased $129 million or 123% compared to the third quarter of 2018. Excluding restructuring, net and impairment charges from both periods in the table above, net earnings decreased $7 million or 3%.

Diluted earnings per share of $4.25 in the third quarter of 2019 was up 134% versus the $1.82 for the third quarter of 2018, primarily due to higher net earnings and lower average shares outstanding, partially offset by higher taxes due to lower tax benefits from stock-based compensation. Excluding restructuring, net and impairment charges from both periods in the table above, diluted earnings per share of $4.26 in the third quarter of 2019 increased 2% from $4.19 for the third quarter of 2018.

Segment Analysis
The following results at the U.S. and Canada segments and Other businesses level include external and intersegment net sales and operating earnings. See Note 10 to the Financial Statements.

United States
Net sales were $2,277 million for the third quarter of 2019, an increase of $89 million, or 4% compared to the same period in 2018. On a daily basis, net sales increased 2.5% and consisted of the following:

Percent Increase/(Decrease)
Volume	2.5%
Intercompany sales to Zoro (included in other businesses)	0.5
Other	(0.5)
Total	2.5%

Overall, revenue increases were primarily driven by market share gains. Price inflation was flat. See Note 3 to the Financial Statements for information related to disaggregated revenue.

The gross profit margin for the third quarter of 2019 decreased 0.8 percentage point compared to the same period in 2018, driven by the timing of pricing adjustments during the year which resulted in negative price cost spread.

SG&A in the third quarter of 2019 was flat when compared to the third quarter of 2018.

Operating earnings of $343 million for the third quarter of 2019 increased $17 million, or 5% from $326 million for the third quarter of 2018. This increase was driven primarily by SG&A leverage.

Canada
Net sales were $129 million for the third quarter of 2019, a decrease of $20 million, or 14% compared to the same period in 2018. On a daily basis, net sales decreased 15.5%, or 14.5% in local currency and consisted of the following:

Percent (Decrease)/Increase
Volume	(15.5)%
Foreign exchange	(1.0)
Price	1.0
Total	(15.5)%

For the third quarter of 2019, volume was down 15.5 percentage points compared to the same period in 2018 primarily due to market share declines.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The gross profit margin increased 0.5 percentage points in the third quarter of 2019 versus the third quarter of 2018, driven by inventory management efficiencies, partially offset by negative price cost spread.

SG&A decreased 19% in the third quarter of 2019 compared to the third quarter of 2018. Excluding restructuring costs in both periods as noted in the table above, SG&A would have decreased 22%, primarily due to the 2018 cost take out actions.

Operating earnings was break even for the third quarter of 2019 compared to operating losses of $4 million in the third quarter of 2018. Excluding restructuring, net in both periods as noted in the table above, operating earnings would have been $1 million compared to operating losses of $4 million in the prior period primarily due higher gross profit and lower SG&A.

Other businesses
Net sales were $673 million for the third quarter of 2019, an increase of $63 million, or 11% when compared to the same period in 2018. On a daily basis, net sales increased 9.0%. The increase in net sales was due to strong growth in the endless assortment businesses.

The gross profit margin decreased 1.3 percentage points in the third quarter of 2019 versus the third quarter 2018, driven by higher promotional activities, freight headwinds and mix in the endless assortment businesses.

Operating earnings of $30 million for the third quarter of 2019 were up $129 million compared to operating losses of $99 million for the third quarter of 2018. Other businesses' 2018 results included impairment charges relating to the Cromwell business in the U.K. Excluding restructuring, net and impairment charges in both periods as noted in the table above, operating earnings would have decreased $11 million or 26%. This decrease is primarily due to the endless assortment businesses' investments to drive long-term growth and under performance in the international high-touch solutions businesses.

Matters Affecting Comparability
There were 191 sales days in the nine months ended September 30, 2019 and 2018.

Results of Operations – Nine Months Ended September 30, 2019
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars):

	Nine Months Ended September 30,
			Percent Increase/(Decrease)	As a Percent of Net Sales
	2019	2018		2019	2018
Net sales	$8,639	$8,458	2%	100.0%	100.0%
Cost of goods sold	5,324	5,176	3	61.6	61.2
Gross profit	3,315	3,282	1	38.4	38.8
Selling, general and administrative expenses	2,234	2,414	(7)	25.9	28.5
Operating earnings	1,081	868	24	12.5	10.3
Other expense, net	42	66	(38)	0.5	0.8
Income taxes	261	198	32	3.0	2.3
Net earnings	778	604
Noncontrolling interest	32	31	6	0.4	0.4
Net earnings attributable to W.W. Grainger, Inc.	$746	$573	30%	8.6%	6.8%

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Grainger’s net sales of $8,639 million for the nine months ended September 30, 2019 increased $181 million, or 2% compared to the same period in 2018 and consisted of the following:

Percent Increase/(Decrease)
Volume	2.5%
Price	0.5
Foreign exchange	(0.5)
Other	(0.5)
Total	2.0%

The increase in net sales was primarily driven by volume increases in the U.S. business due to market share gain and continued double digit growth in the endless assortments businesses, offset by lower sales in the Canada business and other businesses. See the Segment Analysis below for further details related to segment revenue.

Gross profit of $3,315 million for the nine months ended September 30, 2019 increased $33 million, or 1% compared to the same period in 2018. The gross profit margin of 38.4% decreased 0.4 percentage point when compared to the same period in 2018, primarily driven by the endless assortment businesses.

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

	Nine Months Ended
	September 30,
	2019	2018	%
SG&A reported	$2,234	$2,414	(7)%
Restructuring, net of branch gains (U.S.)	—	5
Restructuring (Canada)	(1)	23
Restructuring (Other businesses)	—	3
Impairment charges (Other businesses)	—	139
Restructuring (Unallocated expense)	—	(5)
Total restructuring, net and impairment charges	(1)	165
SG&A adjusted	$2,235	$2,249	(1)%

	2019	2018	%
Operating earnings reported	$1,081	$868	24%
Total restructuring, net and impairment charges	—	166
Operating earnings adjusted	$1,081	$1,034	5%

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	2019	2018	%
Net earnings attributable to W.W. Grainger, Inc. reported	$746	$573	30%
Total restructuring, net	(1)	166
Tax effect of impairment (1)	—	(6)
Tax effect (1)	1	(6)
Total restructuring, net and impairment charges and tax	—	154
Net earnings attributable to W.W. Grainger, Inc. adjusted	$746	$727	3%
(1) The tax impact of adjustments is calculated based on the income tax rate in each applicable jurisdiction, subject to deductibility limitations and the Company's ability to realize the associated tax benefits.

SG&A of $2,234 million for the nine months ended September 30, 2019 decreased $180 million, or 7% from $2,414 million for the nine months ended September 30, 2018. Excluding restructuring, net in both periods as noted in the table above, SG&A decreased $14 million, or 1% primarily due to 2018 cost take-out actions in Canada.

Operating earnings for the nine months ended September 30, 2019 were $1,081 million, an increase of $213 million, or 24% compared to the same period in 2018. Excluding restructuring, net in both periods as noted in the table above, operating earnings increased $47 million or 5%, driven primarily by cost take-out actions in the Canadian business and SG&A leverage in the U.S. business.

Other expense, net was $42 million for the nine months ended September 30, 2019, a decrease of $24 million, or 38% compared to the nine months ended September 30, 2018. The decrease was primarily due to lower losses from the Company's clean energy investments which were concluded in the second half of 2018.

Income taxes of $261 million for the nine months ended September 30, 2019 increased $63 million, or 32% compared with $198 million for the comparable 2018 period. Grainger's effective tax rates were 25.1% and 24.7% for the nine months ended September 30, 2019 and 2018, respectively. The increase was primarily driven by lower tax benefit from stock-based compensation and the absence of the Company's clean energy tax benefits in 2019 as the Company concluded its investments in 2018.

Net earnings attributable to W.W. Grainger, Inc. for the nine months ended September 30, 2019 increased $173 million or 30% to $746 million from $573 million for the nine months ended September 30, 2018. Excluding restructuring, net from both periods in the table above, net earnings increased $19 million, or 3%. The increase in net earnings primarily resulted from lower SG&A and lower other expense, net.

Diluted earnings per share of $13.40 in the nine months ended September 30, 2019 was up 33% versus the $10.04 for the same period in 2018, due to higher earnings and lower average shares outstanding. Excluding restructuring, net from both periods in the table above, diluted earnings per share would have been $13.40 compared to $12.74 in 2018, an increase of 5%.

Segment Analysis
The following comments at the segment and other businesses level include external and intersegment net sales and operating earnings. See Note 10 to the Financial Statements.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

United States
Net sales were $6,648 million for the nine months ended September 30, 2019, an increase of $177 million, or 3%, compared to the same period in 2018 and consisted of the following:

Percent Increase/(Decrease)
Volume	2.0%
Price	0.5
Intercompany sales to Zoro (included in other businesses)	0.5
Other	(0.5)
Total	2.5%

Overall, revenue increases were primarily driven by market share gains and pricing. See Note 3 to the Financial Statements for information related to disaggregated revenue.

The gross profit margin decreased 0.1 percentage point compared to the same period in 2018.

SG&A for the nine months ended September 30, 2019 increased $5 million compared to the same period in 2018. The increase was primarily driven by digital marketing and advertising.

Operating earnings of $1,088 million for the nine months ended September 30, 2019 increased $56 million, or 5% from $1,032 million for the nine months ended September 30, 2018. This increase was driven primarily by higher sales, higher gross profit dollars and improved SG&A leverage.

Canada
Net sales were $400 million for the nine months ended September 30, 2019, a decrease of $108 million, or 21% compared to the same period in 2018 and consisted of the following:

Percent (Decrease)/Increase
Volume	(21.5)%
Foreign exchange	(2.5)
Price	2.5
Total	(21.5)%

For the nine months ended September 30, 2019, volume was down 21.5 percentage points compared to the same period in 2018 due to customer disruption as a result of actions taken to reduce the branch footprint and sales coverage optimization activities.

The gross profit margin decreased 1.1 percentage points in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to negative price cost spread.

SG&A decreased $73 million, or 36% in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Excluding restructuring, net in both periods as noted in the table above, SG&A would have decreased $48 million, or 27% compared to the prior period. This decrease was primarily due to cost reduction actions and lower variable expense as the result of lower sales volume.

Operating losses were $4 million for the nine months ended September 30, 2019 compared to losses of $38 million in the nine months ended September 30, 2018. Excluding restructuring, net in both periods as noted in the table above, operating losses would have been $5 million compared to $15 million in the prior period primarily due to lower gross profit, partially offset by lower SG&A.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other businesses
Net sales for other businesses were $1,969 million for the nine months ended September 30, 2019 an increase of $149 million, or 8% compared to the same period in 2018 and consisted of the following:

Percent Increase/(Decrease)
Price/volume	10.0%
Foreign exchange	(2.0)
Total	8.0%

The net sales increase was primarily due to customer acquisition growth from the endless assortment businesses, partially offset by foreign exchange headwinds from the euro and pound sterling.

Operating earnings of $87 million for the nine months ended September 30, 2019 increased $109 million from operating losses of $22 million in the comparable period from the prior year. Other businesses' 2018 results included impairment charges relating to the Cromwell business in the U.K. Excluding restructuring, net and impairment charges in both periods as noted in the table above, operating earnings would have decreased $34 million or 28%.This decrease is primarily due to the endless assortment businesses' investments to drive long-term growth and performance in the high-touch solutions businesses.

Financial Condition

Cash Flow
Net cash provided by operating activities was $770 million and $743 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in cash provided by operating activities is primarily the result of higher net earnings and favorable changes in working capital, partially offset by higher income tax payments and higher net payments related to employee variable compensation and benefits paid under annual incentive plans.

Net cash used in investing activities was $145 million and $105 million for the nine months ended September 30, 2019 and 2018, respectively. This increase in net cash used in investing activities was primarily driven by lower proceeds from the sales of assets when compared to the prior year.

Net cash used in financing activities was $875 million and $437 million in the nine months ended September 30, 2019 and 2018, respectively. The increase in net cash used in financing activities was primarily driven by higher treasury stock repurchases in 2019 compared to 2018.

Working Capital
Internally generated funds are the primary source of working capital and funds used for growth initiatives and capital expenditures. Grainger's working capital is not impacted by significant seasonality trends throughout the year.

Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt, current maturities of long-term debt and lease liabilities). Working capital at September 30, 2019, was $2,059 million, an increase of $161 million when compared to $1,898 million at December 31, 2018. The increase was primarily driven by an increase in accounts receivable and a decrease in accrued contributions to employees profit-sharing plans due to the annual cash contribution. At these dates, the ratio of current assets to current liabilities was 2.6 and 2.4, respectively.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit. Total debt, which is defined as total interest-bearing debt (short-term, current maturities and long-term) and lease liabilities as a percent of total capitalization was 53.7% at September 30, 2019, and 51.5% at December 31, 2018.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in Grainger's internal control over financial reporting for the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of the Company’s legal proceedings, see Note 11 - Contingencies and Legal Matters - to the Condensed Consolidated Financial Statements included under Item 1 - Financial Statements, of Part I of this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – Third Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1 – July 31	440,612	$273.08	440,612	3,682,923
Aug. 1 – Aug. 31	128,913	$270.42	128,913	3,554,010
Sept. 1 – Sept. 30	156,390	$286.52	156,390	3,397,620
Total	725,915		725,915

(A)	There were no shares withheld to satisfy tax withholding obligations.

(B)	Average price paid per share includes any commissions paid and includes only those amounts related to purchases as part of publicly announced plans or programs.

(C)
Purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors and announced by the Company on April 24, 2019, which authorizes the repurchase of up to 5 million shares with no expiration date.

W.W. Grainger, Inc. and Subsidiaries

Item 6.        Exhibits

A list of exhibits filed with this report on Form 10-Q is provided in the Exhibit Index on page 31 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. GRAINGER, INC.
Date:	October 23, 2019	By:	/s/ Thomas B. Okray
Thomas B. Okray, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	October 23, 2019	By:	/s/ Eric R. Tapia
Eric R. Tapia, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.