Form 10-Q
period 2020-03-31
W.W. GRAINGER, INC.
filed 2020-04-23
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
OR

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
Yes ☐  No ☒

There were 53,467,936 shares of the Company’s Common Stock, par value $0.50, outstanding as of March 31, 2020.

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions of dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net sales	$3,001	$2,799
Cost of goods sold	1,880	1,704
Gross profit	1,121	1,095
Selling, general and administrative expenses	962	732
Operating earnings	159	363
Other (income) expense:
Interest expense, net	21	19
Other, net	(4)	(7)
Total other expense, net	17	12
Earnings before income taxes	142	351
Income tax (benefit) provision	(43)	89
Net earnings	185	262
Less: Net earnings attributable to noncontrolling interest	12	9
Net earnings attributable to W.W. Grainger, Inc.	$173	$253
Earnings per share:
Basic	$3.20	$4.50
Diluted	$3.19	$4.48
Weighted average number of shares outstanding:
Basic	53.6	55.6
Diluted	53.8	55.9
Cash dividends paid per share	$1.44	$1.36

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net earnings	$185	$262
Other comprehensive earnings (losses):
Foreign currency translation adjustments, net of reclassification	(58)	4
Postretirement benefit plan reclassification, net of tax benefit of $1 million and $1 million, respectively	(3)	(3)
Other	1	—
Total other comprehensive earnings (losses)	(60)	1
Comprehensive earnings, net of tax	125	263
Less: Comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	12	9
Foreign currency translation adjustments	3	(2)
Total comprehensive earnings (losses) attributable to noncontrolling interest	15	7
Comprehensive earnings attributable to W.W. Grainger, Inc.	$110	$256

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except for share and per share amounts)

	As of
ASSETS	(Unaudited) March 31, 2020	December 31, 2019
CURRENT ASSETS
Cash and cash equivalents	$1,492	$360
Accounts receivable (less allowances for credit losses of $24 million and $21 million, respectively)	1,613	1,425
Inventories - net	1,615	1,655
Prepaid expenses and other current assets	129	104
Prepaid income taxes	65	11
Total current assets	4,914	3,555
PROPERTY, BUILDINGS AND EQUIPMENT - NET	1,357	1,400
DEFERRED INCOME TAXES	10	11
GOODWILL	361	429
INTANGIBLES - NET	226	304
OTHER ASSETS	309	306
TOTAL ASSETS	$7,177	$6,005

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$17	$55
Current maturities of long-term debt	21	246
Trade accounts payable	863	719
Accrued compensation and benefits	177	228
Accrued contributions to employees' profit sharing plans	19	85
Accrued expenses	384	318
Income taxes payable	19	27
Total current liabilities	1,500	1,678
LONG-TERM DEBT (less current maturities)	3,303	1,914
DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	99	106
OTHER NON-CURRENT LIABILITIES	245	247
SHAREHOLDERS' EQUITY
Cumulative preferred stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common stock – $0.50 par value – 300,000,000 shares authorized; 109,659,219 shares issued	55	55
Additional contributed capital	1,192	1,182
Retained earnings	8,500	8,405
Accumulated other comprehensive losses	(217)	(154)
Treasury stock, at cost – 56,191,283 and 55,971,691 shares, respectively	(7,720)	(7,633)
Total W.W. Grainger, Inc. shareholders’ equity	1,810	1,855
Noncontrolling interest	220	205
Total shareholders' equity	2,030	2,060
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,177	$6,005

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$185	$262

Provision for credit losses	6	4
Deferred income taxes and tax uncertainties	(7)	(4)
Depreciation and amortization	45	57
Net losses (gains) from sales of assets and business divestitures	3	(2)
Impairment of goodwill, intangibles and long-lived assets	177	—
Stock-based compensation	9	5
Subtotal	233	60
Change in operating assets and liabilities:
Accounts receivable	(217)	(102)
Inventories	19	20
Prepaid expenses and other assets	(26)	(30)
Trade accounts payable	155	64
Accrued liabilities	(36)	(207)
Income taxes - net	(62)	64
Other non-current liabilities	(7)	(4)
Subtotal	(174)	(195)
Net cash provided by operating activities	244	127
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings, equipment and intangibles	(50)	(60)
Proceeds from sales of assets	—	6
Other	(2)	2
Net cash used in investing activities	(52)	(52)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	9	10
Payments against lines of credit	(45)	(7)
Proceeds from long-term debt	1,500	—
Payments of long-term debt	(345)	(14)
Proceeds from stock options exercised	19	3
Payments for employee taxes withheld from stock awards	(5)	(3)
Purchases of treasury stock	(100)	(135)
Cash dividends paid	(78)	(76)
Other - net	—	1
Net cash provided by (used in) financing activities	955	(221)
Exchange rate effect on cash and cash equivalents	(15)	—
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,132	(146)
Cash and cash equivalents at beginning of year	360	538
Cash and cash equivalents at end of period	$1,492	$392

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)
(Unaudited)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2019	$55	$1,134	$7,869	$(171)	$(6,966)	$172	$2,093
Stock based compensation	—	3	—	—	3	—	6
Purchases of treasury stock	—	—	—	—	(135)	—	(135)
Net earnings	—	—	253	—	—	9	262
Other comprehensive earnings (losses)	—	—	—	3	—	(2)	1
Capital contribution	—	—	—	—	—	2	2
Cash dividends paid ($1.36 per share)	—	—	(77)	—	—	—	(77)
Balance at March 31, 2019	$55	$1,137	$8,045	$(168)	$(7,098)	$181	$2,152

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2020	$55	$1,182	$8,405	$(154)	$(7,633)	$205	$2,060
Stock based compensation	—	10	—	—	13	—	23
Purchases of treasury stock	—	—	—	—	(100)	—	(100)
Net earnings	—	—	173	—	—	12	185
Other comprehensive earnings (losses)	—	—	—	(63)	—	3	(60)
Cash dividends paid ($1.44 per share)	—	—	(78)	—	—	—	(78)
Balance at March 31, 2020	$55	$1,192	$8,500	$(217)	$(7,720)	$220	$2,030

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

The Condensed Consolidated Financial Statements (Financial Statements) of the Company and the related notes are unaudited and should be read in conjunction with the consolidated financial statements and associated notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 20, 2020 (the 2019 Form 10-K). The Condensed Consolidated Balance Sheet as of December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the disclosures required by accounting principles generally accepted in the United States of America (U.S.) for complete financial statements.

The unaudited financial information reflects all adjustments (primarily consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the statements contained in this report.

2.    UPDATE TO SIGNIFICANT ACCOUNTING POLICIES

Other than the recently implemented accounting policies related to the allowances for credit losses per the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-13 (see Notes 3 and 5 to the Financial Statements), change in depreciation estimates (see Note 6 to the Financial Statements) and accounting for derivative instruments (see Note 10 to the Financial Statements), there have been no material changes to the Company’s significant accounting policies disclosed in the 2019 Form 10-K, Part II, Item 8.

3.    NEW ACCOUNTING STANDARDS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments as modified by subsequently issued ASUs 2018-19, 2019-04, 2019-05, 2019-11 and 2020-02. This ASU requires estimating all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Per the permitted effective dates, the Company adopted this ASU effective January 1, 2020. While the adoption of this ASU did not have a material impact on the Company's Financial Statements, it required changes to the Company’s process of estimating expected credit losses on trade receivables. See Note 5 for further information on the Company’s allowances for credit losses.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU clarifies and simplifies accounting for income taxes by eliminating certain exceptions for intraperiod tax allocation principles, the methodology for calculating income tax rates in an interim period, and recognition of deferred taxes for outside basis differences in an investment, among other updates. The effective date of this ASU is for fiscal years and interim periods beginning after December 15, 2020. The Company is currently evaluating the potential impact of this ASU on the Financial Statements.

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), Clarifying the Interactions between Topic 321, Topic 323 and Topic 815. This ASU simplifies the understanding and application of the codification topics by eliminating inconsistencies and providing clarifications. The effective date of this ASU is for fiscal years and interim periods beginning after December 15, 2020. The Company is currently evaluating the potential impact of this ASU on the Financial Statements.

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. The amendments in this update represent changes to clarify or improve the codification and correct unintended application. This ASU

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

was effective immediately upon issuance and its adoption did not have a material impact on the Company's Financial Statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is currently evaluating the potential impact of this ASU on the Financial Statements.

4.    REVENUE

Company revenue is primarily comprised of MRO product sales and related activities, such as freight and services. Total service revenue is not material and accounted for approximately 1% of the Company's revenue for the three months ended March 31, 2020 and 2019, respectively.

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

	Three Months Ended March 31,
	2020			2019
	U.S.	Canada	Total Company (2)	U.S.	Canada	Total Company (2)
Government	18%	9%	14%	17%	6%	13%
Heavy Manufacturing	18%	19%	17%	19%	21%	18%
Light Manufacturing	13%	6%	11%	13%	6%	11%
Transportation	5%	9%	5%	6%	8%	5%
Healthcare	9%	—%	6%	7%	—%	6%
Commercial	9%	9%	8%	10%	9%	8%
Retail/Wholesale	9%	4%	7%	8%	4%	7%
Contractors	10%	10%	8%	10%	10%	8%
Natural Resources	3%	29%	3%	3%	32%	4%
Other (1)	6%	5%	21%	7%	4%	20%
Total	100%	100%	100%	100%	100%	100%
Percent of Total Company Revenue	73%	4%	100%	72%	5%	100%

(1) Other category primarily includes revenue from individual customers not aligned to major industry segment, including small businesses and consumers, and intersegment net sales.
(2) Total Company includes other businesses, which include the Company's endless assortment businesses and operations in Europe and Mexico and accounts for approximately 23% of revenue for the three months ended March 31, 2020 and 2019.

Total accrued sales returns were approximately $26 million and $25 million as of March 31, 2020 and December 31, 2019, respectively and are reported as a reduction of Accounts receivable, net. Total accrued sales incentives were approximately $57 million as of March 31, 2020 and December 31, 2019, and are reported as part of Accrued expenses. The Company did not have any material unsatisfied performance obligations, contract assets or liabilities as of March 31, 2020 and December 31, 2019.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.    ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The Company’s accounts receivable arise primarily from sales on credit to customers. The Company establishes an allowance for credit losses to present the net amount of accounts receivable expected to be collected. The allowance is determined by using the loss-rate method, which requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivables. Some of these factors include macroeconomic conditions that correlate with historical loss experience, delinquency trends, aging behavior of receivables and credit and liquidity quality indicators for industry groups, customer classes or individual customers.

6.    PROPERTY, BUILDINGS AND EQUIPMENT

Property, buildings and equipment consisted of the following (in millions of dollars):

	As of
	March 31, 2020	December 31, 2019
Land	$329	$332
Building, structures and improvements	1,316	1,329
Furniture, fixtures, machinery and equipment	1,833	1,832
Property, buildings and equipment	$3,478	$3,493
Less: Accumulated depreciation and amortization and impairment	2,121	2,093
Property, buildings and equipment, net	$1,357	$1,400

Grainger has historically depreciated certain property, building, and equipment using both the declining balance and sum-of-the-years’ digits methods over estimated useful lives of approximately thirty years. In accordance with its policy, the Company periodically reviews information impacting the pattern of consumption for its capital assets and useful lives to ensure that estimates of depreciation expenses are appropriate. The Company’s investment in its supply chain infrastructure and technology triggered the review of these patterns of consumption. Pursuant to the review and effective January 1, 2020, the method of estimating depreciation for these assets was changed to the straight-line method and useful lives to forty and fifty years. The Company determined that these changes in depreciation method and useful lives were considered a change in accounting estimate effected by a change in accounting principle, and as such have been accounted for on a prospective basis. Grainger believes the changes to the straight-line method and useful lives are appropriate estimations of the Company's current patterns of economic consumption of its capital assets and appropriately match current revenues and costs over updated estimates of the assets' useful lives. The effect of these changes resulted in a decrease of $8 million to depreciation expense for the three months ended March 31, 2020.

During the three months ended March 31, 2020, the Company recorded approximately $44 million of impairment charges in Selling, General and Administrative Expenses (SG&A) in connection with the impairment of Fabory’s long-lived assets, including property, buildings and equipment for approximately $24 million and right-to-use (ROU) assets for approximately $20 million (presented in Other assets) due to the factors discussed in Note 7. There were no impairments of property, buildings and equipment during the three months ended March 31, 2019.

7.    GOODWILL AND INTANGIBLE ASSETS

Grainger tests reporting units' goodwill and intangible assets for impairment annually during the fourth quarter and more frequently if impairment indicators exist. Accordingly, Grainger performs quarterly qualitative assessments of significant events and circumstances such as reporting units' historical and current results, assumptions regarding future performance, strategic initiatives and overall economic factors, including the current global outbreak of the Coronavirus (COVID-19 pandemic) and macro-economic developments, to determine the existence of potential indicators of impairment and assess if it is more likely than not that the fair value of reporting units or intangible assets is less than their carrying value. If indicators of impairment are identified a quantitative impairment test is performed.

Qualitative tests for the quarter indicated the existence of impairment indicators for Fabory (included in other businesses). Some of these indicators for Fabory included revenue slowdown in key markets, gross profit pressures and a flat-to-declining operating margin against a backdrop of industrial sector declines across Europe, which was further amplified by the long-term implications of the COVID-19 pandemic, among other factors. As a result, the

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Company concluded that Fabory’s goodwill and tradenames were fully impaired. Concurrently, consistent with the circumstances leading to the goodwill impairment, the Company performed a recoverability and fair value test of Fabory’s long-lived assets, including customer lists and relationships and concluded to impair those assets. The aggregate impairment charge for Fabory’s goodwill and intangible assets in the three months ended March 31, 2020 amounted to approximately $132 million and was recorded in SG&A. See Note 6 for further discussion of the impairment of Fabory's long-lived assets.

The balances and changes in the carrying amount of Goodwill by segment, including the Fabory impairment, are as follows (in millions of dollars):

	United States	Canada	Other businesses	Total
Balance at January 1, 2019	$192	$120	$112	$424
Translation	—	6	(1)	5
Balance at December 31, 2019	192	126	111	429
Impairment	—	—	(58)	(58)
Translation	—	(10)	—	(10)
Balance at March 31, 2020	$192	$116	$53	$361

	United States	Canada	Other businesses	Total
Cumulative goodwill impairment charges, December 31, 2019	$—	$32	$152	$184
Impairment	—	—	58	58
Cumulative goodwill impairment charges, March 31, 2020	$—	$32	$210	$242

During the three months ended March 31, 2020, the Company recorded a $58 million goodwill impairment charge in SG&A in connection with an impairment of the Fabory business. There were no goodwill impairments during the three months ended March 31, 2019.
The balances in Intangible assets, net are as follows (in millions of dollars):

		March 31, 2020			December 31, 2019
	Weighted average life	Gross carrying amount	Accumulated amortization/impairment	Net carrying amount	Gross carrying amount	Accumulated amortization/impairment	Net carrying amount
Customer lists and relationships	14.1 years	$287	$229	$58	$401	$301	$100
Trademarks, trade names and other	14.2 years	34	20	14	36	20	16
Non-amortized trade names and other	Indefinite	61	34	27	100	38	62
Capitalized software	4.2 years	637	510	127	626	500	126
Total intangible assets	7.8 years	$1,019	$793	$226	$1,163	$859	$304

With the exception of Fabory, based on the operating results for the three months ended March 31, 2020 and other considerations, the Company believes that it is more likely than not that the enterprise value for each of its reporting units and the fair value of intangibles is still greater than their carrying values. Accordingly, no goodwill impairment indicators were present at March 31, 2020 that would necessitate an interim impairment assessment. The Company

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

will continue to monitor business plans throughout 2020 to determine if an interim goodwill evaluation should be conducted. Changes in assumptions regarding future business performance and macroeconomic conditions, particularly the COVID-19 pandemic and oil and gas prices in Canada, may have a significant impact on future cash flows and reporting unit or intangible valuations. A significant downturn in global economic growth, or recessionary conditions in the U.S., Canada and Japan for prolonged periods, may lead to reduced customer demand in Grainger’s major reporting units or material supply chain interruptions or product shortages. To the extent that such developing economic conditions negatively impact customer demand for the Company's products or product availability over a long period, the Company's businesses, results of operations and financial condition could be significantly and adversely affected, which could result in future impairments of goodwill and intangible assets.

8.     RESTRUCTURING

The Company continues to evaluate performance and take restructuring actions across all businesses to reduce operating costs and streamline operations. In the three months ended March 31, 2020 and 2019, the Company recorded restructuring charges of approximately $7 million and $2 million, respectively. These charges primarily consisted of involuntary employee termination costs in the U.S. and Canada, which are all included in SG&A. The reserve balance as of March 31, 2020 and December 31, 2019 was approximately $13 million and $10 million, respectively, and is primarily included in Accrued compensation and benefits. The remaining reserves are expected to be paid through 2020.
9.    SHORT-TERM AND LONG-TERM DEBT

During the three months ended March 31, 2020, the Company entered into several financing transactions:

•
In February 2020, the Company issued $500 million of unsecured 1.85% Senior Notes (1.85% Notes) and used the proceeds to repay the British pound term loan, Euro term loan and the Canadian dollar revolving credit facility, and to fund general working capital needs.

•
In connection with the 1.85% Notes, in February 2020, the Company entered into derivative instrument agreements to manage its risks associated with interest rates of the 1.85% Notes and foreign currency fluctuations related to the financing of international operations. See Note 10 for further discussion of these derivative instruments and the Company's hedge accounting policies.

•
In February 2020, the Company entered into a five-year unsecured credit agreement pursuant to which the Company may obtain loans in various currencies on a revolving basis in an aggregate amount not exceeding the U.S. Dollar equivalent of $1.25 billion ($1.25 billion credit facility), which may be increased from time to time up to $1.875 billion at the request of the Company, subject to obtaining additional commitments and other customary conditions. The $1.25 billion credit facility replaced the Company's former $750 million unsecured revolving credit facility, originated in October 2017, which was scheduled to mature in October 2022.

•
In March 2020, the Company received approximately $1 billion after drawing down on its $1.25 billion credit facility as a proactive measure to increase its cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic.

Short-term debt consisted of outstanding lines of credit of $17 million and $55 million as of March 31, 2020 and December 31, 2019, respectively.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Long-term debt, including current maturities and debt issuance costs and discounts, net, consisted of the following (in millions of dollars):

	As of March 31, 2020		As of December 31, 2019
	Carrying Value	Fair Value (3)	Carrying Value	Fair Value (3)
4.60% senior notes due 2045	$1,000	$1,167	$1,000	$1,194
3.75% senior notes due 2046	400	381	400	416
4.20% senior notes due 2047	400	433	400	449
1.85% senior notes due 2025 (1)	500	500	—	—
$1.25 billion credit facility (2)	1,000	1,000	—	—
British pound term loan	—	—	170	170
Euro term loan	—	—	123	123
Canadian dollar revolving credit facility	—	—	46	46
Other	51	51	42	42
Subtotal (4)	3,351	3,532	2,181	2,440
Less current maturities	(21)	(21)	(246)	(246)
Debt issuance costs and discounts, net of amortization	(27)	(27)	(21)	(21)
Long-term debt (less current maturities)	$3,303	$3,484	$1,914	$2,173

(1) The 1.85% Notes mature in February 2025 and they require no principal payments until the maturity date and interest is payable semi-annually on February 15 and August 15, beginning in August 2020. Prior to January 2025, the Company may redeem the 1.85% Notes in whole at any time or in part from time to time at a “make-whole” redemption price. This redemption price is calculated by reference to the then-current yield on a U.S. treasury security with a maturity comparable to the remaining term of the 1.85% Notes plus 10 basis points, together with accrued and unpaid interest, if any, at the redemption date. Additionally, if the Company experiences specific kinds of changes in control, it will be required to make an offer to purchase the 1.85% Notes at 101% of their principal amount plus accrued and unpaid interest, if any, at the date of purchase. On or after January 15, 2025, the Company may redeem the 1.85% Notes in whole at any time or in part from time to time at 100% of their principal amount, together with accrued and unpaid interest, if any, to the redemption date. Costs and discounts of approximately $5 million associated with the issuance of the 1.85% Notes, representing underwriting fees and other expenses, have been recorded as a contra-liability within Long-term debt and is being amortized to interest expense, net over the term of the 1.85% Notes.

(2) The $1.25 billion credit facility matures in February 2025. Borrowings under the credit facility bear interest, at the Company’s option, either at (a) the Eurocurrency rate for specified interest periods plus a margin determined with reference to the rating on the Company’s non-credit-enhanced, senior unsecured long-term debt or (b) the base rate, which is the highest of (i) 1%, (ii) the Wall Street Journal prime rate, (iii) the higher of (A) the federal funds rate and (B) the Federal Reserve Bank of New York overnight rate, in each case plus 0.50% per annum or (iv) the Eurocurrency rate for a one month interest period plus 1.00% per annum, plus, in each case, a margin determined with reference to the rating on the Company’s non-credit-enhanced, senior unsecured long-term debt. No principal payments are required on the credit facility until the maturity date.

(3)The estimated fair value of the Company’s senior notes was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as level 2 inputs within the fair value hierarchy. The carrying value of other long-term debt approximates fair value due to their variable interest rates.

(4) The Company's long-term debt instruments include affirmative and negative covenants that are usual and customary for companies with similar credit ratings and do not contain any financial performance covenants. The Company was in compliance with all debt covenants as of March 31, 2020.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.    DERIVATIVE INSTRUMENTS

The Company maintains various agreements with bank counterparties that permit the Company to enter into "over-the-counter" derivative instrument agreements to manage its risk associated with interest rates and foreign currency fluctuations. In February 2020, the Company entered into certain derivative instrument agreements to manage its risk associated with interest rates of its 1.85% Notes and foreign currency fluctuations in connection with its foreign currency-denominated intercompany borrowings. The Company did not enter into these agreements for trading or speculative purposes.

Accounting for derivative instruments
The Company recognizes all derivative instruments as assets or liabilities in the Condensed Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship.

To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. In addition, for a derivative to be designated as a hedge, the risk management objective and strategy must be documented. Hedge documentation must identify the derivative hedging instrument, the asset or liability or forecasted transaction, type of risk to be hedged, and how the effectiveness of the derivative is assessed prospectively and retrospectively. To assess effectiveness, the Company uses statistical methods and qualitative comparisons of critical terms. The extent to which a derivative has been and is expected to continue to be, highly effective at offsetting changes in the fair value or cash flows of the hedged item is assessed and documented periodically. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued.

For those derivative instruments that are designated and qualify as hedging instruments, the Company classifies them as fair value hedges or cash flow hedges.

Fair value hedges
The Company uses fair value hedges primarily to hedge a portion of its fixed-rate long-term debt via interest rate swaps. Changes in the fair value of the interest rate swap, along with the gain or loss on the hedged item, is recorded in earnings under the same line item, interest expense, net. The notional amount of the Company’s outstanding fair value hedges as of March 31, 2020 was $500 million.

Cash flow hedges
The Company uses cash flow hedges primarily to hedge the exposure to variability in forecasted cash flows from foreign currency-denominated intercompany borrowings via cross-currency swaps. Gains or losses on the cross-currency swaps are reported as a component of accumulated other comprehensive earnings (AOCE) and reclassified into earnings in the same period during which the hedged transaction affects earnings. The notional amount of the Company’s outstanding cash flow hedges as of March 31, 2020 was approximately $34 million.

The effect of the Company's fair value and cash flow hedges on the Company's Condensed Consolidated Statement of Earnings for the three months ended March 31, 2020 is as follows (in millions of dollars):

	Interest expense, net	Other, net
Gain or (loss) recognized in earnings
Fair value hedge:
Hedged item	$(18)	$—
Interest rate swap designated as hedging instrument	$18	$—

Cash flow hedge:
Hedged item	$—	$(2)
Cross-currency swap designated as hedging instrument	$—	$2

The effect of the Company’s fair value and cash flow hedges on AOCE for the three months ended March 31, 2020 was not material.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair value and carrying amounts of outstanding derivative instruments in the Condensed Consolidated Balance Sheets as of March 31, 2020 was as follows (in millions of dollars):

	Balance Sheet Classification	Fair Value and Carrying Amounts
Cross-currency swap	Prepaid expenses and other current assets	$2
Interest rate swap	Other assets	$18

The carrying amount of the liability hedged by the interest rate swap (long-term debt), including the cumulative amount of fair value hedging adjustments, as of March 31, 2020 amounted to $518 million.

The estimated fair values of the Company's derivative instruments were based on quoted market forward rates, which are classified as Level 2 (Level 2 inputs within the fair value hierarchy), and reflect the present value of the amount that the Company would pay for contracts involving the same notional amounts and maturity dates. No adjustments were required during the current period to reflect the counterparty’s’ credit risk and/or the Company’s own nonperformance risk.

11.    INCOME TAXES

The reconciliations of income tax expense with federal income taxes at the statutory rate are as follows (in millions of dollars):

	Three Months Ended March 31,
	2020	2019
Federal income tax	$30	$74
States income taxes, net of federal benefit	(2)	10
Foreign rate difference	2	5
Goodwill impairment	2	—
Tax benefit related to the Fabory business	(82)	—
Change in tax contingencies	3	—
Change in valuation allowance	3	1
Investment in foreign subsidiary	3	—
Other, net	(2)	(1)
Income tax (benefit) expense	$(43)	$89
Effective tax rate	(30.4)%	25.4%

The Company's effective tax rate for the three months ended March 31, 2020 was negative 30.4% compared to 25.4% in the three months ended March 31, 2019. The negative tax rate this quarter was primarily driven by a tax benefit from losses in the Company’s investment in the Fabory business.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The CARES Act did not have a material impact on the Company's consolidated financial condition or results of operations as of and for the three months ended March 31, 2020. The Company plans to defer the timing of federal tax estimates and payroll taxes as permitted by the CARES Act.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12.    SEGMENT INFORMATION

Grainger's two reportable segments are the U.S. and Canada. These reportable segments reflect the results of the Company's high-touch solutions businesses in those geographies. Other businesses include the endless assortment businesses, Zoro Tools, Inc. (Zoro) and MonotaRO Co. (MonotaRO), and smaller high-touch solutions businesses in Europe and Mexico. These businesses individually do not meet the criteria of a reportable segment. Operating segments generate revenue almost exclusively through the distribution of MRO supplies, as service revenues account for approximately 1% of total revenues for each operating segment.

Following is a summary of segment results (in millions of dollars):

	Three Months Ended March 31, 2020
	U.S.	Canada	Total Reportable Segments	Other businesses	Total
Total net sales	$2,307	$129	$2,436	$698	$3,134
Intersegment net sales	(133)	—	(133)	—	(133)
Net sales to external customers	$2,174	$129	$2,303	$698	$3,001
Segment operating earnings	$340	$(3)	$337	$(138)	$199

	Three Months Ended March 31, 2019
	U.S.	Canada	Total Reportable Segments	Other businesses	Total
Total net sales	$2,149	$136	$2,285	$633	$2,918
Intersegment net sales	(118)	—	(118)	(1)	(119)
Net sales to external customers	$2,031	$136	$2,167	$632	$2,799
Segment operating earnings	$364	$(5)	$359	$30	$389

Following are reconciliations of segment information with the consolidated totals per the Financial Statements (in millions of dollars):

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating earnings:
Total operating earnings for reportable segments	$337	$359
Other businesses	(138)	30
Unallocated expenses	(40)	(26)
Total consolidated operating earnings	$159	$363

	As of
	March 31, 2020	December 31, 2019
Assets:
United States	$2,845	$2,668
Canada	167	173
Assets for reportable segments	3,012	2,841
Other current and noncurrent assets	2,767	3,003
Unallocated assets	1,398	161
Total consolidated assets	$7,177	$6,005

The Company is a broad-line distributor of MRO products and services. Products are regularly added and deleted from the Company's inventory. Accordingly, it would be impractical to provide sales information by product category due to the way the business is managed, and the dynamic nature of the inventory offered, including the evolving list of products stocked and additional products available online but not stocked.

Unallocated amounts include corporate-level support and administrative expenses, corporate-level assets consisting primarily of cash, property, buildings and equipment, intersegment eliminations and other adjustments. Unallocated expenses and assets are not included in any reportable segment.

Assets for reportable segments include net accounts receivable and first-in, first-out inventory, which are reported to the Company's Chief Operating Decision Maker.

13.    CONTINGENCIES AND LEGAL MATTERS

From time to time the Company is involved in various legal and administrative proceedings that are incidental to its business, including claims related to product liability, safety or compliance, privacy and cybersecurity matters, general negligence, contract disputes, environmental issues, unclaimed property, wage and hour laws, intellectual property, advertising, consumer protection, pricing (including disaster or emergency declaration pricing statutes), employment practices, regulatory compliance, anti-bribery and corruption or other matters and actions brought by employees, consumers, competitors, suppliers, customers, governmental entities and other third parties. For example, beginning in the fourth quarter of 2019, Grainger has been named in several product liability-related lawsuits in the Harris County, Texas District Court relating to an explosion at a KMCO, LLC chemical refinery located in Harris County. The complaints seek recovery of compensatory and other damages and relief. Grainger is investigating the claims, which are at an early stage, and intends to contest these matters vigorously. Also, as a government contractor selling to federal, state and local governmental entities, the Company may be subject to governmental or regulatory inquiries or audits or other proceedings, including those related to contract administration or to pricing compliance. While the Company is unable to predict the outcome of any of these matters, it is not expected that the ultimate resolution of any of these matters will have, either individually or in the aggregate, a material adverse effect on the Company's consolidated financial condition or results of operations.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

From time to time, the Company has also been named, along with numerous other nonaffiliated companies, as a defendant in litigation in various states involving asbestos and/or silica. These lawsuits typically assert claims of personal injury arising from alleged exposure to asbestos and/or silica as a consequence of products manufactured by third parties purportedly distributed by the Company. While several lawsuits have been dismissed in the past based on the lack of product identification, if a specific product distributed by the Company is identified in any pending or future lawsuits, the Company will seek to exercise indemnification remedies against the product manufacturer to the extent available. In addition, the Company believes that a substantial number of these claims are covered by insurance. The Company has entered into agreements with its major insurance carriers relating to the scope and coverage and the costs of defense, of lawsuits involving claims of exposure to asbestos. The Company believes it has strong legal and factual defenses and intends to continue defending itself vigorously in these lawsuits. While the Company is unable to predict the outcome of these proceedings, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on the Company’s consolidated financial condition or results of operations.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

W.W. Grainger, Inc. (Grainger or the Company) is a broad line, business-to-business distributor of maintenance, repair and operating (MRO) products and services with operations primarily in North America, Japan and Europe. More than 3.5 million customers worldwide rely on Grainger for products such as safety, gloves, ladders, motors and janitorial supplies, along with services like inventory management and technical support. These customers represent a broad collection of industries (see Note 4 in the Condensed Consolidated Financial Statements (Financial Statements)). They place orders through digital channels, over the phone and at local branches. Approximately 5,000 suppliers provide Grainger with approximately 1.6 million products stocked in Grainger's distribution centers (DCs) and branches worldwide.

Grainger's two reportable segments are the U.S. and Canada (Grainger Canada and its subsidiaries). These reportable segments reflect the results of the Company's high-touch solutions businesses in those geographies. Other businesses include the endless assortment businesses, (Zoro in the U.S. and MonotaRO in Japan), and smaller high-touch solutions businesses in Europe and Mexico.

COVID-19 Pandemic Response

The Company’s strategic priorities for 2020 have not changed from those stated in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report for the year ended December 31, 2019 on Form 10-K (the 2019 Form 10-K), which are to relentlessly expand Grainger’s leadership position in the MRO space by being the go-to-partner for people who build and run safe, sustainable and productive operations. However, the respective business plans to achieve these strategic priorities, have and are expected to be affected by the Coronavirus (COVID-19 pandemic).

The Company has been and intends to continue supporting its employees, customers, suppliers and communities as they keep the world working while navigating these unprecedented events. The Company has a dedicated task force focused on the COVID-19 pandemic response to understand and implement guidance from government agencies and health officials and will adapt its efforts and plans as needed. As the COVID-19 pandemic continues to spread and significantly impact various markets and industries around the world, including North America, Japan and Europe, the Company’s efforts and business plans have focused on:

•
Serving as an essential business under virtually every state order, to continue supporting hospitals, governments, first responders, critical manufacturers, and the many other customers that are assisting in the pandemic response;

•	Supporting Company employees by providing a safe environment and jobs;

•	Serving customers and communities by providing safe, high-quality services;

•
Closely partnering with supplier and logistics partners to locate the products needed to replenish inventories, provide much needed products to customers and meet changing customer, community and supplier needs;

•	Continuing to be a trusted partner to customers and suppliers now and after the expected economic slowdown; and

•	Preserving a strong financial and liquidity position to execute business plans and remain positioned to succeed beyond this pandemic.

Impact of the COVID-19 Pandemic to Grainger Businesses

The COVID-19 pandemic has resulted, and is likely to continue to result, in disruption to Grainger’s businesses and operations as well as the operations of its customers and suppliers. As of the date of this filing, the Company's major operational facilities and infrastructure (i.e., DCs, branches, e-commerce sites, logistic partners) continued to operate and have managed the incremental demand of pandemic-related product sales and related activities. However, the Company has experienced some disruption, including supply shortages of personal protective equipment (PPE), temporary facility shutdowns for cleaning and restrictions on the Company’s employees' ability to travel to visit customers and many employees' ability to work in offices or at facilities. Nonetheless, these disruptions did not have a material financial impact on the Company’s consolidated financial condition or results of operations for the first quarter of 2020. Additionally, the COVID-19 pandemic shifted demand towards lower-margin products and increased volume-related

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

operating costs in response to the pandemic, particularly during the second half of the first quarter of 2020, which negatively impacted Company quarter-to-date operating margins.

With respect to liquidity for the quarter, the Company took several actions to bolster its financial condition and has in place contingency plans to reduce costs while supporting business operations though the COVID-19 pandemic. Some of these actions included:

•	Drew down $1.0 billion from the Company's $1.25 billion unsecured revolving credit facility.

•	Paused the Company’s share repurchase program.

•
Implemented several initiatives to conserve cash and optimize profitability, including limiting discretionary spending, temporarily furloughing employees or reducing work hours, reducing short term executive pay, delaying salary increases, scaling back advertising spend, eliminating non-essential travel, delaying or reducing hiring activities and deferring certain discretionary capital expenditures.

The Company completed the quarter ended March 31, 2020 with over $1.7 billion in available liquidity, including $1.5 billion in cash.

2020 Outlook in Consideration of the COVID-19 Pandemic

Due to the speed with which the COVID-19 pandemic is developing and the uncertainties created, including the depth and duration of any disruptions to customers and suppliers, its future effect to the Company’s business, results of operations, and financial condition cannot be predicted. While the Company is unable to accurately foresee these future impacts, it believes that its financial resources and liquidity levels, along with various contingency plans to reduce costs are sufficient to manage the impact currently anticipated from the COVID-19 pandemic, which may include reduced sales, earnings and operating cash flows.

Because the COVID-19 pandemic is a rapidly evolving situation, the Company will continue to monitor the business impact and may take further actions that it deems appropriate in light of the circumstances.

Matters Affecting Comparability

There were 64 sales days in the three months ended March 31, 2020 and 63 sales days in the three months ended March 31, 2019. In addition, during the second half of the first quarter of 2020, the Company experienced a surge of COVID-19 pandemic related product sales (e.g., PPE and safety products) due to higher customer demand in response to the global outbreak. The incremental demand came primarily from customers in the front-lines of the pandemic, including hospitals, healthcare providers, governments, first responders and critical manufactures. Conversely, the Company experienced adverse gross margin impacts from COVID-19 pandemic-related product sales as well as incremental Selling, general and administrative (SG&A) expense in response to the COVID-19 pandemic and related activities.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Three Months Ended March 31, 2020

The following table is included as an aid to understand the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars):

	Three Months Ended March 31,
			Percent Increase/(Decrease)	As a Percent of Net Sales
	2020	2019		2020	2019
Net sales	$3,001	$2,799	7.2%	100.0%	100.0%
Cost of goods sold	1,880	1,704	10.3%	62.6%	60.9%
Gross profit	1,121	1,095	2.4%	37.4%	39.1%
Selling, general and administrative expenses	962	732	31.4%	32.1%	26.2%
Operating earnings	159	363	(56.3)%	5.3%	13.0%
Other expense, net	17	12	35.6%	0.6%	0.4%
Income taxes	(43)	89	(148.4)%	(1.4)%	3.2%
Net earnings	185	262		6.2%	9.4%
Noncontrolling interest	12	9	34.7%	0.4%	0.3%
Net earnings attributable to W.W. Grainger, Inc.	$173	$253	(31.5)%	5.8%	9.0%

Grainger’s net sales of $3,001 million for the first quarter of 2020 increased $202 million, or 7.2% compared to the same period in 2019. On a daily basis, net sales increased 5.5%. The increase in net sales was primarily driven by approximately 7% from volume, partially offset by price and mix of approximately 2%. The Company estimates that COVID-19 pandemic-related product sales represented approximately half of the sales growth. See the Segment Analysis below for further details related to segment revenue.

Gross profit of $1,121 million for the first quarter of 2020 increased $26 million compared to the same quarter in 2019. The gross profit margin of 37.4% during the first quarter of 2020 decreased 1.8 percentage points when compared to the same quarter in 2019. This decrease was primarily driven by lower margins from COVID-19 pandemic-related products sales and business unit mix impact from higher growth in the lower margin endless assortment businesses. See the Segment Analysis below for further details related to segment gross profit.

SG&A of $962 million for the first quarter of 2020 increased $230 million, or 31% compared to the first quarter of 2019. Part of this increase is due to higher net restructuring charges in the U.S. and Canada businesses and impairment charges for the Fabory business (part of Other businesses) in the first quarter of 2020.

The table below reconciles reported SG&A, operating earnings, net earnings attributable to W.W. Grainger, Inc. and effective tax rate determined in accordance with U.S. generally accepted accounting principles (GAAP) to adjusted SG&A, operating earnings, net earnings attributable to W.W. Grainger, Inc. and effective tax rate, which are all considered non-GAAP measures. The Company believes that these non-GAAP measures provide meaningful information to assist investors in understanding financial results and assessing prospects for future performance as they provide a better baseline for analyzing the ongoing performance of its businesses by excluding items that may not be indicative of core operating results. Because non-GAAP financial measures are not standardized, it may not be possible to compare these measures with other companies' non-GAAP measures having the same or similar names. All tables below are in millions of dollars:

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended
	March 31, 2020
	2020	2019	%
SG&A reported	$962	$732	(31)%
Restructuring, net of branch gains (U.S.)	6	—
Restructuring (Canada)	1	1
Fabory impairment charges (Other businesses)	177	—
Total restructuring, net and impairment charges	184	1
SG&A adjusted	$778	$731	(7)%

	2020	2019	%
Operating earnings reported	$159	$363	(56)%
Total restructuring, net, and impairment charges	184	2
Operating earnings adjusted	$343	$365	(6)%

	2020	2019	%
Net earnings attributable to W.W. Grainger, Inc. reported	$173	$253	(32)%
Total restructuring, net, and impairment charges, net of tax	57	2
Net earnings attributable to W.W. Grainger, Inc. adjusted	$230	$255	(9)%

Excluding restructuring, net and impairment charges in both periods as noted in the table above, SG&A increased $47 million, or 7%. The increase in SG&A was primarily due to higher compensation costs from incremental headcount added in the second half of 2019, higher marketing costs and incremental operating costs to support the Company's response to the COVID-19 pandemic and related activities, including higher variable costs in connection with the increase in sales volume.

Operating earnings of $159 million for the first quarter of 2020 decreased $204 million, or 56% compared to the first quarter of 2019. Excluding restructuring, net and impairment charges in both periods as noted in the table above, operating earnings decreased $22 million or 6%, driven by higher SG&A partially offset by higher gross profit dollars.

Other expense, net was $17 million for the first quarter of 2020, an increase of $5 million, or 36% compared to the first quarter of 2019. The increase was primarily related to interest expense on the $500 million in senior notes issued in February 2020.

The Company recorded an income tax benefit, net of $43 million for the first quarter of 2020 compared to an income tax expense, net of $89 million in the first quarter of 2019. Grainger's effective tax rates were negative 30.4% and positive 25.4% for the three months ended March 31, 2020 and 2019, respectively. This change is primarily related to a tax benefit related to the Fabory business recorded in the first quarter of 2020. Excluding this tax benefit, as well as the restructuring, net and impairment charges in both periods as noted in the table above, the effective tax rates were 25.6% and 25.4% for the three months ended March 31, 2020 and 2019, respectively. The reconciliation of the effective tax rate is as follows:

	Three Months Ended March 31,
	2020	2019
Effective tax rate reported	(30.4)%	25.4%
Tax benefit related to the Fabory business	61.2	—
Tax impact of restructuring, net and impairment charges	(5.2)	—
Effective tax rate adjusted	25.6%	25.4%

Net earnings attributable to W.W. Grainger, Inc. of $173 million for the first quarter of 2020 decreased $80 million or 32% compared to the first quarter of 2019. Excluding restructuring, net and impairment charges from both periods in the table above, net earnings decreased $25 million or 9%.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Segment Analysis

The following results at the U.S. and Canada reportable segments and other businesses include external and intersegment net sales and operating earnings. See Note 12 to the Financial Statements.

United States
Net sales were $2,307 million for the first quarter of 2020, an increase of $158 million, or 7.4% compared to the same period in 2019. On a daily basis, net sales increased 5.7% and consisted of the following:

Percent Increase/(Decrease)
Volume	7.8%
Intersegment sales	0.3
Price and mix	(2.4)
Total	5.7%

Overall, revenue increases were primarily driven by COVID-19 pandemic-related sales, which accounted for approximately half of the sales growth. See Note 4 to the Financial Statements for information related to disaggregated revenue.

Gross profit margin for the first quarter of 2020 decreased 2.3 percentage points compared to the same period in 2019. The decrease was the result of pricing mix, customer mix and tariff cost-related increases that took effect later in 2019. The business also experienced margin declines from higher sales of lower margin COVID-19 pandemic-related products. The Company expects these mix-related decreases to continue during the pandemic and expects increased levels of safety and cleaning product sales to large healthcare, government and critical manufacturing customers.

SG&A of $541 million for the first quarter of 2020 increased $36 million, or 7% when compared to the first quarter of 2019. The increase in SG&A was primarily related to higher compensation costs from incremental headcount in the second half of 2019, higher marketing costs and incremental operating costs to support the U.S. business response to the COVID-19 pandemic and related activities, including higher variable costs in connection with the increase in sales volume.

Operating earnings of $340 million for the first quarter of 2020 decreased $24 million, or 7% from $364 million for the first quarter of 2019. This decrease was driven by higher SG&A partially offset by higher gross profit dollars.

Canada
Net sales were $129 million for the first quarter of 2020, a decrease of $7 million, or 4.6% compared to the same period in 2019. On a daily basis, net sales decreased 6.1% and consisted of the following:

Percent Decrease
Volume	(4.4)%
Foreign exchange	(1.1)
Price	(0.6)
Total	(6.1)%

For the first quarter of 2020, overall sales volume was down 4.4 percentage points compared to the same period in 2019 primarily due to market share declines partially offset by COVID-19 pandemic-related product sales. During the month of March 2020, global oil and gas prices declined sharply as a result of market forces. More than a fifth of sales for the Canada business are derived from the oil industry or ancillary segments. This current low-oil price environment could further pressure demand for the business, which is already under pressure from the COVID-19 pandemic.

The gross profit margin increased 0.6 percentage points in the first quarter of 2020 versus the first quarter of 2019.

SG&A decreased 7% in the first quarter of 2020 compared to the first quarter of 2019, primarily due to lower variable costs from lower sales and cost management actions to improve SG&A leverage.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating losses were $3 million for the first quarter of 2020 compared to operating losses of $5 million in the first quarter of 2019.

Other businesses
Net sales were $698 million for the first quarter of 2020, an increase of $65 million, or 10.2% when compared to the same period in 2019. On a daily basis, net sales increased 8.5%. The increase in net sales was driven by continued expansion in the endless assortment businesses, partially offset by lower performance in other international high-touch businesses. The endless assortments businesses benefited from COVID-19 pandemic-related sales and otherwise continued to see strong new customer acquisition during the quarter.

Gross profit margin decreased 0.6 percentage points in the first quarter of 2020 versus the first quarter of 2019, driven by business unit mix from the faster growing endless assortment businesses as well as deeper discounting and higher drop-ship activity at Zoro.

Operating losses of $138 million for the first quarter of 2020 were down $168 million compared to operating earnings $30 million for the first quarter of 2019. Excluding Fabory impairment charges as noted in the table above, operating earnings would have increased $9 million or 30%. This increase is primarily due to increased SG&A leverage in the endless assortment businesses.

Financial Condition

Cash, Cash Equivalents and Liquidity
As of March 31, 2020 and December 31, 2019, Grainger had cash and cash equivalents of $1,492 million and $360 million, respectively. This increase in cash is due primarily to the proceeds received on March 31, 2020 when the Company drew down $1 billion from its $1.25 billion credit facility. This action was a proactive measure to increase the Company’s cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic (See part II, Item A: “Risk Factors” for an update to the Company’s risk factors in connection with the COVID-19 pandemic).

Grainger believes that, assuming its operations are not significantly impacted by the COVID-19 pandemic for a prolonged period, its current level of cash and cash equivalents, marketable securities and availability under its revolving credit facilities will be sufficient to meet its liquidity needs. While the Company remains committed to returning excess capital to shareholders over time, the Company has temporarily paused its share repurchase program as it shifts to conserve capital.
Cash Flows
Net cash provided by operating activities was $244 million and $127 million for the three months ended March 31, 2020 and 2019, respectively. The increase in cash provided by operating activities is primarily the result of lower net payments related to employee variable compensation and benefits paid under annual incentive plans and changes in working capital driven by increased growth in March 2020.

Net cash used in investing activities was $52 million for the three months ended March 31, 2020 and 2019, respectively.

Net cash provided by financing activities was $955 million in the three months ended March 31, 2020 compared to net cash used in financing activities of $221 million in the three months ended March 31, 2019. The increase in net cash provided by financing activities was primarily driven by higher proceeds from the issuance of long-term debt, which included $1 billion from the Company's $1.25 billion credit facility and $500 million in unsecured senior notes, and lower treasury stock repurchases partially offset by debt redemption.

Working Capital
Internally generated funds are the primary source of working capital and funds used for growth initiatives and capital expenditures.

Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt, current maturities of long-term debt and lease liabilities). Working capital as of March 31, 2020, was $2,239 million, an increase of $147 million when compared to $2,092 million as of December 31, 2019. The increase was primarily driven by an increase in accounts receivable and a decrease in accrued contributions to employees profit-sharing plans due to the

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

annual cash contribution. At these dates, the ratio of current assets to current liabilities was 2.6 for both March 31, 2020 and December 31, 2019.

Capital Expenditures
During the first quarter of 2020, the Company continued to invest in essential capital projects, namely the supply chain network, technology and inventory management solutions. Total capital spending for 2020 is expected to range from $150 million to $175 million.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including revolving credit facilities. Total debt, which is defined as total interest-bearing debt (short-term, current maturities and long-term) and lease liabilities as a percent of total capitalization was 63.8% at March 31, 2020, and 54.3% at December 31, 2019.

Grainger receives ratings from two independent credit rating agencies: Moody's Investor Service (Moody's) and Standard & Poor's (S&P). Both credit rating agencies currently rate the Company's corporate credit at investment grade. The following table summarizes the Company's credit ratings at March 31, 2020:

	Corporate	Senior Unsecured	Short-term
Moody's	A3	A3	P2
S&P	A+	A+	A1

Commitments and Other Contractual Obligations
There were no material changes to the Company’s commitments and other contractual obligations from those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2019 Form 10K.

Critical Accounting Estimates

The methods, assumptions, and estimates used in applying the Company’s accounting policies may require the application of judgments regarding matters that are inherently uncertain. The Company considers an accounting policy to be a critical estimate if: (1) it involves assumptions that are uncertain when judgment was applied, and (2) changes in the estimate assumptions, or selection of a different estimate methodology could have a significant impact on Grainger’s consolidated financial position and results. While the Company believes that estimates, assumptions, and judgments used are reasonable, they are based on information available when the estimate was made.

A description of the Company’s critical accounting estimates is described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2019 Form 10K. The following critical accounting policy is being added to the policies set forth in the 2019 Form 10K.

Allowance for Credit Losses
Pursuant to the January 1, 2020 implementation of the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, the Company establishes an allowance for credit losses using estimations of loss rates based upon historical loss experience and adjusted for factors that are relevant to determining the expected collectability of accounts receivables. These estimations and factors require assumptions and judgments regarding matters that are inherently uncertain, including the impact that the COVID-19 pandemic may have on the liquidity, credit and solvency status of customers or individual industries. For further discussion on the Company’s allowances for credit losses, see in Note 5 contained within Part I, Item 1, “Notes to Condensed Consolidated Financial Statements”.

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

Important factors that could cause actual results to differ materially from those presented or implied in the forward-looking statements include, without limitation: the unknown duration and economic, operational and financial impacts of the global outbreak of the Coronavirus (COVID-19 pandemic) and the actions taken or contemplated by governmental authorities or others in connection with the pandemic on the Company’s businesses, its employees, customers and suppliers, including the uncertain duration of mandated shut-downs for customers and suppliers, changes in customers' product needs, suppliers' inability to meet unprecedented demand for COVID-19 related products, the potential for government action to allocate or direct products to certain customers which may cause disruption in relationships with other customers, and disruption caused by business responses to the COVID-19 pandemic, including working remote arrangements, which may create increased vulnerability to cybersecurity incidents, including breaches of information systems security; higher product costs or other expenses; a major loss of customers; loss or disruption of sources of supply; increased competitive pricing pressures; failure to develop or implement new technology initiatives or business strategies; failure to adequately protect intellectual property or successfully defend against infringement claims; fluctuations or declines in the Company's gross profit percentage; the Company's responses to market pressures; the outcome of pending and future litigation or governmental or regulatory proceedings, including with respect to wage and hour, anti-bribery and corruption, environmental, advertising, consumer protection, pricing (including disaster or emergency declaration pricing statutes), product liability, safety or compliance, or privacy and cybersecurity matters; investigations, inquiries, audits and changes in laws and regulations; failure to comply with laws, regulations and standards; government contract matters; disruption of information technology or data security systems involving the Company or third parties on which the Company depends; general industry, economic, market or political conditions; general global economic conditions including tariffs and trade issues and policies; currency exchange rate fluctuations; market volatility, including volatility or price declines of the Company's common stock; commodity price volatility; labor shortages; facilities disruptions or shutdowns; higher fuel costs or disruptions in transportation services; pandemic diseases or viral contagions; natural and other catastrophes; unanticipated and/or extreme weather conditions; loss of key members of management; the Company's ability to operate, integrate and leverage acquired businesses; changes in effective tax rates; changes in credit ratings or outlook; the Company's incurrence of indebtedness and other factors identified under Part II, Item 1A: “Risk Factors” in the Company’s 2019 Form 10-K, as updated in the Company’s Quarterly Reports on Form 10-Q.

Caution should be taken not to place undue reliance on Grainger's forward-looking statements and Grainger undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

W.W. Grainger, Inc. and Subsidiaries

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk” in the Company's 2019 Form 10-K, Grainger’s primary market risk exposures include changes in foreign currency exchange and interest rates. In February 2020, the Company entered into certain derivative instruments to manage portions of these risks. A discussion of the Company’s accounting policies for derivative instruments and further disclosures are provided in Note 10 contained within Part I, Item 1, "Notes to Condensed Consolidated Financial Statements”.

For a discussion of current market conditions resulting from the COVID-19 pandemic, refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations” and to Part II, Item 1A, "Risk Factors”.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in Grainger's internal control over financial reporting for the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of the Company’s legal proceedings, see Note 13 - Contingencies and Legal Matters - to the Condensed Consolidated Financial Statements included under Part 1, Item 1, "Financial Statements".

Item 1A.    Risk Factors

The Company’s business, results of operations, and financial condition are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in the Company’s 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2020 (the 2019 Form 10-K). The following risk factor is being provided to supplement and update the risk factors set forth in the 2019 Form 10-K.
Grainger’s business and operations may continue to be adversely affected by the global outbreak of the Coronavirus (COVID-19) or other global outbreaks of pandemic disease.
Any global outbreaks of pandemic disease, such as the COVID-19 pandemic, could have a material adverse effect on the Company’s business, results of operations, and financial condition, including liquidity, capital and financing resources.

The COVID-19 pandemic has disrupted and adversely affected the Company’s business to date. Some of the effects include restrictions on the Company’s employees' ability to travel, including to visit customers, and many employees' ability to work in offices or at facilities, and supply chain interruptions, as well as disruptions or temporary closures of the Company’s facilities, including distribution centers, branches, and support buildings. The effects of the COVID-19 pandemic also include disruptions or closures of customer and/or suppliers’ facilities and supply chains in China and other locations, which can materially impact the demand for the Company’s products, the ability for the Company to obtain or deliver inventory, and the ability for the Company to collect its accounts receivable as customers face higher liquidity and solvency risks. The ultimate adverse impact on the Company and the duration of these disruptions or closures are currently unknown.
Moreover, the COVID-19 pandemic may materially adversely affect many of the Company's customers' and suppliers' ability to continue to operate as a going concern in the future or their ability to purchase Company products, may affect suppliers' ability to meet unprecedented demand for COVID-19-related products, may delay customers’ purchasing decisions, result in a shift to lower-priced products or away from discretionary products, result in longer payment terms or discounting, or affect customer loyalty or retention rates, and may affect customers’ and suppliers’ ability or willingness to attend Company events in the future all of which could materially adversely affect Company's future sales and results of operations.
Disruption caused by business responded to the COVID-19 pandemic, including working remote arrangements, may create increased vulnerability to cybersecurity incidents, including breaches of information systems security, which could damage Grainger's reputation and commercial relationships, disrupt operations, increase costs and/or decrease revenues, and expose Grainger to claims from customers, suppliers, financial institutions, regulators, payment card association, employees and others, any of which could have a material adverse effect on Grainger its financial condition and results of operations.

In addition, these global outbreaks may result in a widespread health crisis that could adversely affect the economies of many countries, resulting in a global or regional economic downturn or recession. Any such recession could result in a significant decline in demand for the Company's products, which could materially adversely affect the Company's business, results of operations and financial condition.
The extent to which the COVID-19 pandemic will continue to impact the Company’s business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted at this time. Such developments may include the geographic spread, severity and duration of the COVID-19 pandemic, the extent and duration of the impact on the U.S. or global economy, and the actions that have been and may be taken by various governmental authorities in response to the outbreak, including mandatory facility closures of non-essential businesses, stay in shelter or social distancing mandates, travel bans, import and export restrictions, pricing mandates, including disaster or emergency declaration pricing statutes, and mandatory directives that certain products be allocated or provided to certain customers which could disrupt the Company's relationship with other customers, among other actions. Furthermore, the extent any disruptions the COVID-19 pandemic has caused or may cause to the Company's customers or suppliers are not known and cannot be predicted.

If the Company is not able to respond to and manage the impact of these events, the Company's business and results of operations may continue to be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – First Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1 - January 31	110,294	$331.91	110,294	2,968,299
February 1 - February 29	77,022	$282.92	77,022	2,891,277
March 1 - March 31	150,522	$279.10	148,722	2,742,555
Total	337,838 (D)		336,038

(A)	There were no shares withheld to satisfy tax withholding obligations.

(B)	Average price paid per share includes any commissions paid.

(C)
Purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors and announced April 24, 2019 (2019 Program). The 2019 Program authorizes the repurchase of up to 5 million shares with no expiration date.

(D)	The difference of 1,800 shares between the Total Number of Shares Purchased and the Total Number of
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

W.W. GRAINGER, INC.
Date:	April 23, 2020	By:	/s/ Thomas B. Okray
Thomas B. Okray, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	April 23, 2020	By:	/s/ Eric R. Tapia
Eric R. Tapia, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
4.1
Fourth Supplemental Indenture, dated as of February 26, 2020, between W.W. Grainger, Inc., and U.S. Bank National Association, as trustee incorporated by reference to Exhibit 4.1 to W.W. Grainger, Inc.'s Current Report on Form 8-K dated February 21, 2020.

4.2	Form of 1.85% Senior Notes due 2025 (included in Exhibit 4.1), incorporated by reference to Exhibit 4.2 to W.W. Grainger, Inc.'s Current Report on Form 8-K dated February 21, 2020.
10.1	Form of 2020 W.W. Grainger, Inc. 2015 Incentive Plan Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers.*
10.2	Form of 2020 W.W. Grainger, Inc. 2015 Incentive Plan Performance Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101),

(*) Management contract or compensatory plan or arrangement.