Form 10-Q
period 2020-06-30
W.W. GRAINGER, INC.
filed 2020-07-23
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
OR

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
(Former name or former address, if changed since last report)

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
Yes ☐  No ☒

There were 53,571,736 shares of the Company’s Common Stock, par value $0.50, outstanding as of June 30, 2020.

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions of dollars, except for share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$2,837	$2,893	$5,838	$5,692
Cost of goods sold	1,821	1,772	3,701	3,476
Gross profit	1,016	1,121	2,137	2,216
Selling, general and administrative expenses	811	741	1,773	1,473
Operating earnings	205	380	364	743
Other (income) expense:
Interest expense, net	28	21	49	40
Other, net	(7)	(7)	(11)	(14)
Total other expense, net	21	14	38	26
Earnings before income taxes	184	366	326	717
Income tax provision	55	94	12	183
Net earnings	129	272	314	534
Less: Net earnings attributable to noncontrolling interest	15	12	27	21
Net earnings attributable to W.W. Grainger, Inc.	$114	$260	$287	$513
Earnings per share:
Basic	$2.11	$4.69	$5.31	$9.19
Diluted	$2.10	$4.67	$5.29	$9.14
Weighted average number of shares outstanding:
Basic	53.5	55.1	53.6	55.4
Diluted	53.7	55.4	53.8	55.7
Cash dividends paid per share	$1.44	$1.44	$2.88	$2.80

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net earnings	$129	$272	$314	$534
Other comprehensive earnings (losses):
Foreign currency translation adjustments, net of reclassification	64	19	6	23
Postretirement benefit plan reclassification, net of tax benefit of $1, $1, $2, and $2 million, respectively	(3)	(2)	(6)	(5)
Other	3	—	4	—
Total other comprehensive earnings (losses)	64	17	4	18
Comprehensive earnings, net of tax	193	289	318	552
Less: Comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	15	12	27	21
Foreign currency translation adjustments	(2)	5	1	3
Total comprehensive earnings (losses) attributable to noncontrolling interest	13	17	28	24
Comprehensive earnings attributable to W.W. Grainger, Inc.	$180	$272	$290	$528

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except for share and per share amounts)

	As of
ASSETS	(Unaudited) June 30, 2020	December 31, 2019
CURRENT ASSETS
Cash and cash equivalents	$1,603	$360
Accounts receivable (less allowances for credit losses of $25 million and $21 million, respectively)	1,460	1,425
Inventories - net	1,695	1,655
Prepaid expenses and other current assets	127	104
Prepaid income taxes	33	11
Total current assets	4,918	3,555
PROPERTY, BUILDINGS AND EQUIPMENT - NET	1,365	1,400
DEFERRED INCOME TAXES	10	11
GOODWILL	365	429
INTANGIBLES - NET	223	304
OTHER ASSETS	313	306
TOTAL ASSETS	$7,194	$6,005

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$15	$55
Current maturities of long-term debt	21	246
Trade accounts payable	770	719
Accrued compensation and benefits	212	228
Accrued contributions to employees' profit sharing plans	33	85
Accrued expenses	312	318
Income taxes payable	25	27
Total current liabilities	1,388	1,678
LONG-TERM DEBT (less current maturities)	3,301	1,914
DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	103	106
OTHER NON-CURRENT LIABILITIES	250	247
SHAREHOLDERS' EQUITY
Cumulative preferred stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common stock – $0.50 par value – 300,000,000 shares authorized; 109,659,219 shares issued	55	55
Additional contributed capital	1,198	1,182
Retained earnings	8,536	8,405
Accumulated other comprehensive earnings (losses)	(151)	(154)
Treasury stock, at cost – 56,087,483 and 55,971,691 shares, respectively	(7,709)	(7,633)
Total W.W. Grainger, Inc. shareholders’ equity	1,929	1,855
Noncontrolling interest	223	205
Total shareholders' equity	2,152	2,060
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,194	$6,005

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$314	$534

Provision for credit losses	14	6
Deferred income taxes and tax uncertainties	—	12
Depreciation and amortization	95	113
Net losses (gains) from sales of assets and business divestitures	110	(5)
Impairment of goodwill, intangibles and long-lived assets	177	—
Stock-based compensation	26	23
Subtotal	422	149
Change in operating assets and liabilities:
Accounts receivable	(113)	(118)
Inventories	(144)	12
Prepaid expenses and other assets	(37)	(22)
Trade accounts payable	79	100
Accrued liabilities	(32)	(187)
Income taxes - net	(18)	(7)
Other non-current liabilities	5	(11)
Subtotal	(260)	(233)
Net cash provided by operating activities	476	450
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings, equipment and intangibles	(93)	(107)
Proceeds from sales of assets and business divestitures	13	14
Other	(2)	2
Net cash used in investing activities	(82)	(91)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	12	19
Payments against lines of credit	(50)	(16)
Proceeds from long-term debt	1,500	—
Payments of long-term debt	(347)	(34)
Proceeds from stock options exercised	28	16
Payments for employee taxes withheld from stock awards	(14)	(10)
Purchases of treasury stock	(101)	(400)
Cash dividends paid	(164)	(163)
Other - net	—	2
Net cash provided by (used in) financing activities	864	(586)
Exchange rate effect on cash and cash equivalents	(15)	4
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,243	(223)
Cash and cash equivalents at beginning of year	360	538
Cash and cash equivalents at end of period	$1,603	$315

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

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)
(Unaudited)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2020	$55	$1,182	$8,405	$(154)	$(7,633)	$205	$2,060
Stock based compensation	—	10	—	—	13	—	23
Purchases of treasury stock	—	—	—	—	(100)	—	(100)
Net earnings	—	—	173	—	—	12	185
Other comprehensive earnings (losses)	—	—	—	(63)	—	3	(60)
Cash dividends paid ($1.44 per share)	—	—	(78)	—	—	—	(78)
Balance at March 31, 2020	$55	$1,192	$8,500	$(217)	$(7,720)	$220	$2,030
Stock based compensation	—	6	—	—	11	—	17
Purchases of treasury stock	—	—	—	—	—	(1)	(1)
Net earnings	—	—	114	—	—	15	129
Other comprehensive earnings (losses)	—	—	—	66	—	(2)	64
Cash dividends paid ($1.44 per share)	—	—	(78)	—	—	(9)	(87)
Balance at June 30, 2020	$55	$1,198	$8,536	$(151)	$(7,709)	$223	$2,152

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

Consistent with the Company's strategic focus on broad-line MRO distribution in key markets, on June 30, 2020, Grainger divested the Fabory business in Europe (Fabory). Accordingly, the Company's condensed consolidated statements of earnings, comprehensive earnings and cash flows include Fabory results through the date of divestiture. The proceeds from the divestiture will be used to fund general corporate needs and capital investments. During the second quarter of 2020, Grainger recognized a net loss of approximately $109 million (presented within Selling, general and administrative expenses (SG&A)) as a result of this divestiture, which included accumulated foreign currency translation losses of $48 million, that were reclassified from Accumulated other comprehensive earnings (losses) (AOCE) to SG&A.

The Company's Condensed Consolidated Financial Statements (Financial Statements) and the related notes are unaudited and should be read in conjunction with the consolidated financial statements and associated notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 20, 2020 (the 2019 Form 10-K). The Condensed Consolidated Balance Sheet as of December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the disclosures required by accounting principles generally accepted in the United States of America (U.S.) for complete financial statements.

The unaudited financial information reflects all adjustments (primarily consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the statements contained in this report.

2. UPDATE TO SIGNIFICANT ACCOUNTING POLICIES

Other than the implemented accounting policies related to the allowances for credit losses per the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-13 (see Notes 3 and 5 to the Financial Statements), change in depreciation estimates (see Note 6 to the Financial Statements) and accounting for derivative instruments (see Note 10 to the Financial Statements), there have been no material changes to the Company’s significant accounting policies disclosed in the 2019 Form 10-K, Part II, Item 8.

3. NEW ACCOUNTING STANDARDS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments as modified by subsequently issued ASUs 2018-19, 2019-04, 2019-05, 2019-11 and 2020-02. This ASU requires estimating all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The Company adopted this ASU effective January 1, 2020. While the adoption of this ASU did not have a material impact on the Company's Financial Statements, it required changes to the Company’s process of estimating expected credit losses on trade receivables. See Note 5 for further information on the Company’s allowance for credit losses.

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

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. The amendments in this update represent changes to clarify or improve the codification and correct unintended application. This ASU was effective immediately upon issuance and its adoption did not have a material impact on the Company's Financial Statements.

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

4. REVENUE

Company revenue is primarily comprised of MRO product sales and related activities, such as freight and services. Total service revenue is not material and accounted for approximately 1% of the Company's revenue for the three and six months ended June 30, 2020 and 2019, respectively.

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

	Three Months Ended June 30,
	2020			2019
	U.S.	Canada	Total Company (2)	U.S.	Canada	Total Company (2)
Government	24%	10%	17%	19%	6%	14%
Heavy Manufacturing	15%	16%	15%	19%	20%	17%
Light Manufacturing	13%	7%	10%	13%	6%	11%
Transportation	5%	10%	5%	5%	8%	5%
Healthcare	11%	—%	8%	7%	—%	5%
Commercial	7%	10%	6%	10%	9%	8%
Retail/Wholesale	10%	3%	8%	8%	4%	7%
Contractors	9%	10%	7%	10%	11%	8%
Natural Resources	2%	29%	3%	3%	32%	4%
Other (1)	4%	5%	21%	6%	4%	21%
Total	100%	100%	100%	100%	100%	100%
Percent of Total Company Revenue	72%	4%	100%	72%	5%	100%

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30,
	2020			2019
	U.S.	Canada	Total Company (2)	U.S.	Canada	Total Company (2)
Government	21%	10%	16%	18%	6%	13%
Heavy Manufacturing	17%	17%	16%	19%	21%	18%
Light Manufacturing	13%	6%	10%	13%	6%	11%
Transportation	5%	10%	5%	6%	8%	5%
Healthcare	10%	—%	7%	7%	—%	5%
Commercial	8%	9%	7%	10%	9%	8%
Retail/Wholesale	10%	4%	8%	8%	4%	7%
Contractors	9%	9%	7%	10%	10%	8%
Natural Resources	2%	29%	3%	3%	32%	4%
Other (1)	5%	6%	21%	6%	4%	21%
Total net sales to external customers	100%	100%	100%	100%	100%	100%
Percent of Total Company Revenue	72%	4%	100%	72%	5%	100%

(1) Other category primarily includes revenue from individual customers not aligned to major industry segment, including small businesses and consumers, and intersegment net sales.
(2) Total Company includes other businesses, which include the Company's endless assortment businesses and operations in the United Kingdom (U.K.) and Mexico and accounts for approximately 24% of revenue for the three and six months ended June 30, 2020 and 23% of revenue for the three and six months ended June 30, 2019.

Total accrued sales returns were approximately $26 million and $25 million as of June 30, 2020 and December 31, 2019, respectively and are reported as a reduction of Accounts receivable, net. Total accrued sales incentives were approximately $54 million and $57 million as of June 30, 2020 and December 31, 2019 and are reported as part of Accrued expenses. The Company had no material unsatisfied performance obligations, contract assets or liabilities as of June 30, 2020 and December 31, 2019.

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

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
6. PROPERTY, BUILDINGS AND EQUIPMENT

Property, buildings and equipment consisted of the following (in millions of dollars):

	As of
	June 30, 2020	December 31, 2019
Land	$329	$332
Building, structures and improvements	1,317	1,329
Furniture, fixtures, machinery and equipment	1,824	1,832
Property, buildings and equipment	$3,470	$3,493
Less: Accumulated depreciation and amortization and impairment	2,105	2,093
Property, buildings and equipment, net	$1,365	$1,400

Grainger has historically depreciated certain property, building, and equipment using both the declining balance and sum-of-the-years’ digits methods over estimated useful lives of approximately thirty years. In accordance with its policy, the Company periodically reviews information impacting the pattern of consumption for its capital assets and useful lives to ensure that estimates of depreciation expenses are appropriate. The Company’s investment in its supply chain infrastructure and technology triggered the review of these patterns of consumption. Pursuant to the review and effective January 1, 2020, the method of estimating depreciation for these assets was changed to the straight-line method and useful lives to forty and fifty years. The Company determined that these changes in depreciation method and useful lives were considered a change in accounting estimate effected by a change in accounting principle, and as such have been accounted for on a prospective basis. Grainger believes the changes to the straight-line method and useful lives are appropriate estimations of the Company's current patterns of economic consumption of its capital assets and appropriately match current revenues and costs over updated estimates of the assets' useful lives. The effect of these changes resulted in a decrease of $7 million and $15 million to depreciation expense for the three and six months ended June 30, 2020, respectively.

During the first quarter of 2020, the Company recorded approximately $44 million of impairment charges in SG&A in connection with the impairment of Fabory’s long-lived assets, including property, buildings and equipment for approximately $24 million and right-to-use (ROU) assets for approximately $20 million (presented in Other assets) due to the factors discussed in Note 7. The Company divested Fabory during the second quarter of 2020 (see Note 1).

7. GOODWILL AND INTANGIBLE ASSETS

Canada Business
Given the continued slowdowns in global oil markets and the economic repercussions from the COVID-19 pandemic in Canada, qualitative tests performed in the second quarter of 2020 indicated the existence of impairment indicators for the Canada business. As such, quantitative tests were performed to evaluate whether any impairment of goodwill was necessary.

Based on the result of the quantitative tests, the Company concluded that there was no impairment of goodwill. The enterprise value of the Canada business at June 30, 2020 exceeded its carrying value by more than 25%, which is a 10 percentage point decrease since the date of the last quantitative test, December 31, 2019. Based on the most recent impairment test of the Canada business and respective sensitivity analysis, it was noted that an increase of approximately 3% in the pre-tax discount rate or approximately 1.5% decrease in revenue long-term growth rate projections, would cause the Canada business enterprise value to fall to the level of its carrying value and thus trigger an impairment.

The Company will continue to monitor business plans for the Canada business throughout 2020 to determine the need for interim impairment evaluations. Changes in assumptions regarding future business performance and macroeconomic conditions, particularly the COVID-19 pandemic and global oil prices, may negatively impact demand generation over a long period, future cash flows and enterprise valuations, which could result in future impairments of goodwill and intangible assets for the Canada business.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Fabory Business
During the first quarter of 2020, the Company recorded impairment charges totaling $58 million attributable to all of Fabory's goodwill and tradenames. Concurrently, consistent with the circumstances leading to the goodwill and tradenames' impairment, the Company performed a recoverability and fair value test of Fabory’s long-lived assets, including property, buildings and equipment and customer lists and relationships and concluded to impair those assets. The impairments of these assets were driven primarily by revenue slowdown in key Fabory markets, gross profit pressures and a flat-to-declining operating margin against a backdrop of industrial sector declines across Europe, which was further amplified by the long-term implications of the COVID-19 pandemic, among other factors. The Company divested Fabory during the second quarter of 2020 (see Note 1).

The balances and changes in the carrying amount of Goodwill (net of cumulative goodwill impairments) by segment are as follows (in millions of dollars):

	United States	Canada	Other businesses	Total
Balance at January 1, 2019	$192	$120	$112	$424
Translation	—	6	(1)	5
Balance at December 31, 2019	192	126	111	429
Impairment	—	—	(58)	(58)
Translation	—	(5)	(1)	(6)
Balance at June 30, 2020	$192	$121	$52	$365
The cumulative goodwill impairments as of June 30, 2020, were $137 million and consisted of $32 million in the Canada business and $105 million in Other businesses. There were no impairments to goodwill for the three and six months ended June 30, 2020 related to current businesses in Grainger's portfolio.
The balances in Intangible assets, net are as follows (in millions of dollars):

		June 30, 2020			December 31, 2019
	Weighted average life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer lists and relationships	11.8 years	$221	$166	$55	$401	$301	$100
Trademarks, trade names and other	14.2 years	34	20	14	36	20	16
Non-amortized trade names and other	Indefinite	27	—	27	100	38	62
Capitalized software	4.2 years	652	525	127	626	500	126
Total intangible assets	6.7 years	$934	$711	$223	$1,163	$859	$304

8.  RESTRUCTURING

The Company continues to evaluate performance and take restructuring actions across all businesses to improve operating cost leverage. In the three and six months ended June 30, 2020, the Company recorded restructuring charges of approximately $1 million and $8 million, respectively. These charges primarily consisted of involuntary employee termination costs in the U.S. and Canada business, net of gains from the sales of branches and are included in SG&A. In the three and six months ended June 30, 2019, restructuring activity was not material. The reserve balance as of June 30, 2020 and December 31, 2019 was approximately $10 million and is primarily included in Accrued compensation and benefits. The remaining amounts are expected to be paid through 2020.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
9. SHORT-TERM AND LONG-TERM DEBT

During the first quarter of 2020, the Company entered into several financing transactions:

•In February 2020, the Company issued $500 million of unsecured 1.85% Senior Notes (1.85% Notes) and used the proceeds to repay the British pound term loan, Euro term loan and the Canadian dollar revolving credit facility, and to fund general working capital needs.

•In connection with the 1.85% Notes, in February 2020, the Company entered into derivative instrument agreements to manage its risks associated with interest rates of the 1.85% Notes and foreign currency fluctuations related to the financing of international operations. See Note 10 for further discussion of these derivative instruments and the Company's hedge accounting policies.

•In February 2020, the Company entered into a five-year unsecured credit agreement pursuant to which the Company may obtain loans in various currencies on a revolving basis in an aggregate amount not exceeding the U.S. Dollar equivalent of $1.25 billion ($1.25 billion credit facility), which may be increased from time to time up to $1.875 billion at the request of the Company, subject to obtaining additional commitments and other customary conditions. The $1.25 billion credit facility replaced the Company's former $750 million unsecured revolving credit facility, originated in October 2017, which was scheduled to mature in October 2022.

•In March 2020, the Company received approximately $1 billion after drawing down on its $1.25 billion credit facility as a proactive measure to increase its cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic.

Short-term debt consisted of outstanding lines of credit of $15 million and $55 million as of June 30, 2020 and December 31, 2019, respectively.

Long-term debt, including current maturities and debt issuance costs and discounts, net, consisted of the following (in millions of dollars):

	As of June 30, 2020		As of December 31, 2019
	Carrying Value	Fair Value (3)	Carrying Value	Fair Value (3)
4.60% senior notes due 2045	$1,000	$1,260	$1,000	$1,194
3.75% senior notes due 2046	400	441	400	416
4.20% senior notes due 2047	400	478	400	449
1.85% senior notes due 2025 (1)	500	524	—	—
$1.25 billion credit facility (2)	1,000	1,000	—	—
British pound term loan	—	—	170	170
Euro term loan	—	—	123	123
Canadian dollar revolving credit facility	—	—	46	46
Other	49	49	42	42
Subtotal (4)	3,349	3,752	2,181	2,440
Less current maturities	(21)	(21)	(246)	(246)
Debt issuance costs and discounts, net of amortization	(27)	(27)	(21)	(21)
Long-term debt (less current maturities)	$3,301	$3,704	$1,914	$2,173

(1) The 1.85% Notes mature in February 2025 and they require no principal payments until the maturity date and interest is payable semi-annually on February 15 and August 15, beginning in August 2020. Prior to January 2025, the Company may redeem the 1.85% Notes in whole at any time or in part from time to time at a “make-whole” redemption price. This redemption price is calculated by reference to the then-current yield on a

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
U.S. treasury security with a maturity comparable to the remaining term of the 1.85% Notes plus 10 basis points, together with accrued and unpaid interest, if any, at the redemption date. Additionally, if the Company experiences specific kinds of changes in control, it will be required to make an offer to purchase the 1.85% Notes at 101% of their principal amount plus accrued and unpaid interest, if any, at the date of purchase. On or after January 15, 2025, the Company may redeem the 1.85% Notes in whole at any time or in part from time to time at 100% of their principal amount, together with accrued and unpaid interest, if any, to the redemption date. Costs and discounts of approximately $5 million associated with the issuance of the 1.85% Notes, representing underwriting fees and other expenses, have been recorded as a contra-liability within Long-term debt and are being amortized to interest expense, net over the term of the 1.85% Notes.

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

(3) The estimated fair value of the Company’s senior notes was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as level 2 inputs within the fair value hierarchy. The carrying value of other long-term debt approximates fair value due to their variable interest rates.

(4) The Company's long-term debt instruments include affirmative and negative covenants that are usual and customary for companies with similar credit ratings and do not contain any financial performance covenants. The Company was in compliance with all debt covenants as of June 30, 2020.

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

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Fair value hedges
The Company uses fair value hedges primarily to hedge a portion of its fixed-rate long-term debt via interest rate swaps. Changes in the fair value of the interest rate swap, along with the gain or loss on the hedged item, is recorded in earnings under the same line item, interest expense, net. The notional amount of the Company’s outstanding fair value hedges as of June 30, 2020 was $500 million.

Cash flow hedges
The Company uses cash flow hedges primarily to hedge the exposure to variability in forecasted cash flows from foreign currency-denominated intercompany borrowings via cross-currency swaps. Gains or losses on the cross-currency swaps are reported as a component of AOCE and reclassified into earnings in the same period during which the hedged transaction affects earnings. The notional amount of the Company’s outstanding cash flow hedges as of June 30, 2020 was approximately $34 million.

The effect of the Company's fair value and cash flow hedges on the Company's Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2020 is as follows (in millions of dollars):

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Interest expense, net	Other, net	Interest expense, net	Other, net
Gain or (loss) recognized in earnings
Fair value hedge:
Hedged item	$(4)	$—	$(22)	$—
Interest rate swap designated as hedging instrument	$4	$—	$22	$—

Cash flow hedge:
Hedged item	$—	$2	$—	$—
Cross-currency swap designated as hedging instrument	$—	$(2)	$—	$—
The effect of the Company’s fair value and cash flow hedges on AOCE for the six months ended June 30, 2020 was not material.

The fair value and carrying amounts of outstanding derivative instruments in the Condensed Consolidated Balance Sheets as of June 30, 2020 was as follows (in millions of dollars):

	Balance Sheet Classification	Fair Value and Carrying Amounts
Cross-currency swap	Other assets	$—
Interest rate swap	Other assets	$22

The carrying amount of the liability hedged by the interest rate swap (long-term debt), including the cumulative amount of fair value hedging adjustments, as of June 30, 2020 amounted to $522 million.

The estimated fair values of the Company's derivative instruments were based on quoted market forward rates, which are classified as Level 2 within the fair value hierarchy, and reflect the present value of the amount that the Company would pay for contracts involving the same notional amounts and maturity dates. No adjustments were required during the current period to reflect the counterparty’s’ credit risk and/or the Company’s own nonperformance risk.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
11. INCOME TAXES

The reconciliations of income tax expense with federal income taxes at the statutory rate are as follows (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Federal income tax	$39	$77	$69	$151
States income taxes, net of federal benefit	6	9	11	19
Foreign rate difference	4	5	6	10
Fabory Tax Impact, non operating	5	—	(76)	—
Change in valuation allowance	2	2	4	3
Other, net	(1)	1	(2)	—
Income tax expense	$55	94	$12	$183
Effective tax rate	30.2%	25.6%	3.9%	25.5%

The changes to the Company's effective tax rate (ETR) for the six months ended June 30, 2020 was primarily driven by tax losses in the Company's investment in Fabory per the impairment and internal reorganization of the Company's holdings of Fabory in the first quarter of 2020. The Company divested Fabory during the second quarter of 2020 (see Note 1).

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The CARES Act did not have a material impact on the Company's consolidated financial condition or results of operations as of and for the six months ended June 30, 2020. The Company has deferred the timing of federal tax estimates and payroll taxes as permitted by the CARES Act.

12. SEGMENT INFORMATION

Grainger's two reportable segments are the U.S. and Canada. These reportable segments reflect the results of the Company's high-touch businesses in those geographies. Other businesses include the endless assortment businesses, Zoro Tools, Inc. (Zoro) and MonotaRO Co., LTD (MonotaRO), and smaller high-touch businesses in the U.K. and Mexico. These businesses individually do not meet the criteria of a reportable segment. Operating segments generate revenue almost exclusively through the distribution of MRO supplies, as service revenues account for approximately 1% of total revenues for each operating segment.

Following is a summary of segment results (in millions of dollars):

	Three Months Ended June 30, 2020
	U.S.	Canada	Total Reportable Segments	Other businesses	Total
Total net sales	$2,169	$107	$2,276	$680	$2,956
Intersegment net sales	(118)	—	(118)	(1)	(119)
Net sales to external customers	$2,051	$107	$2,158	$679	$2,837
Segment operating earnings	$318	$(3)	$315	$38	$353

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2019
	U.S.	Canada	Total Reportable Segments	Other businesses	Total
Total net sales	$2,222	$135	$2,357	$663	$3,020
Intersegment net sales	(127)	—	(127)	—	(127)
Net sales to external customers	$2,095	$135	$2,230	$663	$2,893
Segment operating earnings	$381	$1	$382	$27	$409

	Six Months Ended June 30, 2020
	U.S.	Canada	Total Reportable Segments	Other businesses	Total
Total net sales	$4,476	$236	$4,712	$1,378	$6,090
Intersegment net sales	(251)	—	(251)	(1)	(252)
Net sales to external customers	$4,225	$236	4,461	$1,377	$5,838
Segment operating earnings	$658	$(6)	$652	$(100)	$552

	Six Months Ended June 30, 2019
	U.S.	Canada	Total Reportable Segments	Other businesses	Total
Total net sales	$4,371	$271	$4,642	$1,296	$5,938
Intersegment net sales	(245)	—	(245)	(1)	(246)
Net sales to external customers	$4,126	$271	$4,397	$1,295	$5,692
Segment operating earnings	$745	$(4)	$741	$57	$798

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Following are reconciliations of segment information with the consolidated totals per the Financial Statements (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating earnings:
Total operating earnings for reportable segments	$315	$382	$652	$741
Other businesses	38	27	(100)	57
Unallocated expenses	(148)	(29)	(188)	(55)
Total consolidated operating earnings	$205	$380	$364	$743

	As of
	June 30, 2020	December 31, 2019
Assets:
United States	$2,919	$2,668
Canada	168	173
Assets for reportable segments	3,087	2,841
Other current and noncurrent assets	2,607	3,003
Unallocated assets	1,500	161
Total consolidated assets	$7,194	$6,005

The Company is a broad-line distributor of MRO products and services. Products are regularly added and removed from the Company's inventory. Accordingly, it would be impractical to provide sales information by product category due to the way the business is managed, and the dynamic nature of the inventory offered, including the evolving list of products stocked and additional products available online but not stocked.

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

For example, as disclosed in the Company's 2019 Form 10-K, beginning in the fourth quarter of 2019, Grainger, KMCO, LLC (KMCO) and other defendants have been named in several product liability-related lawsuits in the Harris County, Texas District Court relating to an explosion at a KMCO chemical refinery located in Crosby, Harris County, Texas on April 2, 2019. The complaints seek recovery of compensatory and other damages and relief. On May 8, 2020, KMCO filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Texas for relief under Chapter 7 of Title 11 of the United States Bankruptcy Court in the case KMCO, LLC, No. 20-60028. As a result of the Chapter 7 proceedings, the claims against KMCO in the Harris County lawsuits are currently stayed. Grainger is investigating the claims, which are at an early stage, and intends to contest these matters vigorously.

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

From time to time, the Company has also been named, along with numerous other nonaffiliated companies, as a defendant in litigation in various states involving asbestos and/or silica. These lawsuits typically assert claims of personal injury arising from alleged exposure to asbestos and/or silica as a consequence of products manufactured by third parties purportedly distributed by the Company. While several lawsuits have been dismissed in the past based on the lack of product identification, if a specific product distributed by the Company is identified in any pending or future lawsuits, the Company will seek to exercise indemnification remedies against the product manufacturer to the extent available. In addition, the Company believes that a substantial number of these claims are covered by insurance. The Company has entered into agreements with its major insurance carriers relating to the scope, coverage and the costs of defense, of lawsuits involving claims of exposure to asbestos. The Company believes it has strong legal and factual defenses and intends to continue defending itself vigorously in these lawsuits. While the Company is unable to predict the outcome of these proceedings, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on the Company’s consolidated financial condition or results of operations.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

W.W. Grainger, Inc. (Grainger or the Company) is a broad line, business-to-business distributor of maintenance, repair and operating (MRO) products and services with operations primarily in North America, Japan and Europe. More than 3.5 million customers worldwide rely on Grainger for products such as safety, gloves, ladders, motors and janitorial supplies, along with services including inventory management and technical support. These customers represent a broad collection of industries (see Note 4 in the Condensed Consolidated Financial Statements (Financial Statements)). Customers place orders through digital channels, over the phone and at local branches. Approximately 5,000 suppliers provide Grainger with approximately 1.6 million products stocked in Grainger's distribution centers (DCs) and branches worldwide.

Grainger's two reportable segments are the United States (U.S.) and Canada (Grainger Canada and its subsidiaries). These reportable segments reflect the results of the Company's high-touch businesses in those geographies. Other businesses include the endless assortment businesses, (Zoro in the U.S. and MonotaRO in Japan), and smaller high-touch businesses in the United Kingdom (U.K.) and Mexico.

Business Divestiture

Consistent with the Company's strategic focus on broad line MRO distribution in key markets, on June 30, 2020, Grainger divested the Fabory business in Europe (Fabory). Accordingly, the Company’s operating results include Fabory’s results through the date of divestiture. Grainger recognized a net loss of approximately $109 million (presented within Selling, general and administrative expenses (SG&A)) as a result of this divestiture. The impact to the Company’s financial condition as of June 30, 2020 was not material.

Strategic Priorities Amidst the COVID-19 Pandemic

The Company’s strategic priorities for 2020 have not changed from those stated in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report for the year ended December 31, 2019 on Form 10-K (the 2019 Form 10-K), which are to "Keep the World Working" and relentlessly expand Grainger’s leadership position in the MRO space by being the go-to-partner for people who build and run safe, sustainable and productive operations. However, the respective business plans to achieve these strategic priorities continue to be affected by the global outbreak of Coronavirus in 2019 (COVID-19 pandemic).

In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The rapid spread of the COVID-19 pandemic has caused significant disruptions in the U.S. and global markets, and economists expect the economic impact will continue to be significant. Grainger is an essential business and its major facilities have been allowed to remain operational during the pandemic as customers have depended on Grainger's products and services to keep their businesses up and running. As the COVID-19 pandemic continues to impact global markets and the needs of customers, employees, suppliers and communities change, the Company’s efforts and business plans have evolved accordingly. Grainger is currently focused on remaining open and operational in order to serve customers and communities well through the pandemic, support the needs and safety of employees and ensure the Company continues to operate with a strong financial position.

Impact of the COVID-19 Pandemic to Grainger Businesses

The COVID-19 pandemic has impacted and is likely to continue impacting Grainger’s businesses and operations as well as the operations of its customers and suppliers.

On the customer front, business re-openings and related activity during the second quarter of 2020 varied based on geography and industry. For example, for the U.S. and endless assortment businesses, sales to government, healthcare and other essential businesses remained strong through the quarter but sales to non-essential and disrupted industries were depressed compared to pre-COVID-19 pandemic levels. The Canada and other international high-touch businesses have been severely impacted by pandemic-related slowdowns with each geography experiencing meaningful year-over-year declines.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company's major operational facilities and infrastructure (i.e., DCs, branches, e-commerce sites, and logistic partners) remained operational in the second quarter of 2020 with limited disruptions, while adhering to strict safety and social-distancing protocols.

From an inventory management and supply chain perspective, the Company has experienced elevated levels of demand for pandemic-related products, while demand for non-pandemic products declined. The Company’s businesses also experienced some shortages of pandemic-related supply during the earlier part of the second quarter of 2020; however, these shortages subsided over the quarter with minimal impact to Grainger’s results. The Company did not experience any major disruptions on its non-pandemic supply.

To date, the Company has been able to absorb the pandemic impact with minimal workforce reductions or furloughs, which positions the Company for accelerated growth once the post-pandemic recovery commences. Also, the Company has prioritized maintaining all facilities safe for customers and employees to work and interact.

With respect to the Company’s financial position, during the second quarter of 2020 the Company maintained a tight focus on liquidity and continued to take actions to preserve cash to confront pandemic-related uncertainties, including deferring certain capital projects, pausing share repurchases and retaining a large cash position from its revolver drawdown during the first quarter of 2020. The Company completed the quarter ended June 30, 2020 with approximately $1.9 billion in available liquidity, including $1.6 billion in cash.

2020 Outlook in Consideration of the COVID-19 Pandemic

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and, due to numerous uncertainties, is currently unable to predict the continued impact that the COVID-19 pandemic will have on its business, financial position and operating results in future periods. While the Company is unable to accurately foresee these future impacts, it believes that its financial resources and liquidity levels, along with various contingency plans to protect employee and customer health, keep its operations running and reduce costs are sufficient to manage the impact anticipated from the COVID-19 pandemic.

Matters Affecting Comparability

There were 64 sales days in the three months ended June 30, 2020 and June 30, 2019. There were 128 sales days in the six months ended June 30, 2020 and 127 sales days in the six months ended June 30, 2019.

In addition, starting in March, the Company has experienced elevated levels of COVID-19 pandemic-related product sales (e.g., personal protective equipment (PPE) and safety products) due to higher customer demand in response to the COVID-19 pandemic, while non-pandemic sales have decreased. The incremental demand came primarily from customers in the front-lines of the pandemic, including government, healthcare and other essential businesses, while the demand from non-essential and disrupted industries has decreased over the same period due to business activity slowdown or temporary shutdowns. Conversely, the Company experienced adverse gross margin impacts from lower-margin COVID-19 pandemic-related product sales.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Results of Operations – Three Months Ended June 30, 2020

The following table is included as an aid to understand the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars):

	Three Months Ended June 30,
			Percent Increase/(Decrease)	As a Percent of Net Sales
	2020	2019		2020	2019
Net sales	$2,837	$2,893	(1.9)%	100.0%	100.0%
Cost of goods sold	1,821	1,772	2.8%	64.2%	61.3%
Gross profit	1,016	1,121	(9.4)%	35.8%	38.7%
Selling, general and administrative expenses	811	741	9.3%	28.6%	25.6%
Operating earnings	205	380	(45.9)%	7.2%	13.1%
Other expense, net	21	14	55.6%	0.7%	0.5%
Income taxes	55	94	(40.5)%	1.9%	3.2%
Net earnings	129	272	(52.8)	4.5%	9.4%
Noncontrolling interest	15	12	21.7%	0.5%	0.4%
Net earnings attributable to W.W. Grainger, Inc.	$114	$260	(56.3)%	4.0%	9.0%

Grainger’s net sales of $2,837 million for the second quarter of 2020 decreased $56 million, or 1.9%, compared to the same period in 2019. The decrease in net sales was primarily driven by volume. During the second quarter, the Company's U.S. and endless assortment businesses experienced strong pandemic-related sales volume from government, healthcare and other essential businesses; however, sales to non-essential and disrupted industries were down compared to 2019. Also, sales in the Canada and other international high-touch businesses are down compared to 2019 due to COVID-19 related business slowdowns with the exception of essential businesses in those geographies. See Note 4 to the Financial Statements for information related to disaggregated revenue. From a product perspective, the net volume decrease was driven by lower sales of non-pandemic products as well as unfavorable product mix from COVID-19 pandemic-related sales. See the Segment Analysis below for further details related to segment revenue.

Gross profit of $1,016 million for the second quarter of 2020 decreased $105 million, or 9%, compared to the same quarter in 2019. The gross profit margin of 35.8% during the second quarter of 2020 decreased 3.0 percentage points when compared to the same quarter in 2019. This decrease was primarily driven by lower margins from COVID-19 pandemic-related products sales in the U.S. and business unit mix impact from higher growth in the lower margin endless assortment businesses. See Segment Analysis below for further details related to segment gross profit.

SG&A of $811 million for the second quarter of 2020 increased $70 million, or 9%, compared to the second quarter of 2019. To better explain the changes to SG&A for the quarter, certain non-recurring or non-core items need to be excluded.

The following tables reconcile reported SG&A, operating earnings and net earnings attributable to W.W. Grainger, Inc. determined in accordance with U.S. generally accepted accounting principles (GAAP) to SG&A adjusted, operating earnings adjusted and net earnings attributable to W.W. Grainger, Inc. adjusted, which are all considered non-GAAP measures. The Company believes that these non-GAAP measures provide meaningful information to assist investors in understanding financial results and assessing prospects for future performance as they provide a better baseline for analyzing the ongoing performance of its businesses by excluding items that may not be indicative of core operating results. Because non-GAAP financial measures are not standardized, it may not be possible to compare these measures with other companies' non-GAAP measures having the same or similar names. All tables below are in millions of dollars, except percentages:

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended
	June 30, 2020
	2020	2019	Fav/(Unfav)%
SG&A reported	$811	$741	(9)%
Restructuring, net of branch gains (U.S.)	—	2
Restructuring, net branch gains (Canada)	1	(4)
Restructuring (Unallocated expense)	—	(1)
Fabory Divestiture (Other businesses)	(7)	—
Fabory Divestiture (Unallocated expense)	116	—
Total restructuring, net and business divestiture	110	(3)
SG&A adjusted	$701	$744	6%

	2020	2019	Fav/(Unfav) %
Operating earnings reported	$205	$380	(46)%
Total restructuring, net, and business divestiture	110	(3)
Operating earnings adjusted	$315	$377	(16)%

	2020	2019	Fav/(Unfav)%
Net earnings attributable to W.W. Grainger, Inc. reported	$114	$260	(56)%
Total restructuring, net, business divestiture and tax (1)	90	(2)
Net earnings attributable to W.W. Grainger, Inc. adjusted	$204	$258	(21)%
(1) The tax impact of adjustments is calculated based on the income tax rate in each applicable jurisdiction, subject to deductibility limitations and the Company's ability to realize the associated tax benefits.

As noted in the table above, a large portion of the Company's SG&A increase for the quarter was due to the approximately $109 million loss related to the divestiture of Fabory during the second quarter of 2020. Excluding restructuring, net and business divestiture in both periods, SG&A decreased $43 million, or 6%. This decrease is primarily due to reduced travel, marketing and labor related expenses across all businesses.

Operating earnings of $205 million for the second quarter of 2020 decreased $175 million, or 46%, compared to the second quarter of 2019. Excluding restructuring, net and business divestiture in both periods as noted in the table above, operating earnings decreased $62 million, or 16%, driven primarily by lower sales and gross profit dollars partially offset by lower SG&A.

Other expense, net was $21 million for the second quarter of 2020, an increase of $7 million, or 56%, compared to the second quarter of 2019. The increase was primarily related to interest expense on the $500 million in senior notes issued in February 2020.

Income taxes of $55 million for the second quarter of 2020 decreased $39 million, or 40%, compared to $94 million in the second quarter of 2019. The decrease in 2020 was primarily driven by lower taxable operating earnings for the quarter, tax losses in the Company's investment in Fabory per the impairment and internal reorganizations of the Company's holdings in Fabory in the first quarter of 2020, and tax impacts from the Fabory divestiture. Grainger's effective tax rates were 30.2% and 25.6% for the three months ended June 30, 2020 and 2019, respectively, and this rate difference is primarily due to the Fabory tax impacts in the second quarter of 2020.

Net earnings attributable to W.W. Grainger, Inc. of $114 million for the second quarter of 2020 decreased $146 million, or 56%, compared to the second quarter of 2019. Excluding restructuring, net, business divestiture and tax from both periods per the table above, net earnings decreased $54 million or 21%.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Segment Analysis

The following results of the U.S. and Canada reportable segments and other businesses include external and intersegment net sales and operating earnings. See Note 12 to the Financial Statements.

United States
Net sales were $2,169 million for the second quarter of 2020, a decrease of $53 million, or 2.4% compared to the same period in 2019 and consisted of the following:

Percent Decrease
Volume (including product mix)	(1.9)%
Price and customer mix	(0.3)
Intersegment sales	(0.2)
Total	(2.4)%
Overall, revenue decreases for the U.S. business were primarily driven by unfavorable product mix from COVID-19 pandemic-related sales, as well as decreased sales volume of non-pandemic products. During the quarter, the U.S. business experienced strong sales volume of pandemic-related products from government, healthcare and other essential businesses; however, sales to non-essential and disrupted industries were down compared to 2019. See Note 4 to the Financial Statements for information related to disaggregated revenue. From a product perspective, the U.S. business experienced strong demand for COVID-19 pandemic-related products; however, this elevated demand was outweighed by lower demand of non-pandemic products.

Gross profit margin for the second quarter of 2020 decreased 3.1 percentage points compared to the same period in 2019. The decrease was the result of product mix, customer mix and tariff cost-related increases. The U.S. business experienced margin declines from higher sales of lower margin COVID-19 pandemic-related products. The U.S. business expects these mix-related decreases to continue during the COVID-19 pandemic and expects increased levels of PPE, safety and cleaning product sales to large healthcare, government and critical manufacturing customers. Additionally, as the Company worked to support customers during the COVID-19 pandemic, there was increased margin pressure and related freight costs from sourcing high demand products from non-traditional and alternate suppliers.

SG&A of $477 million for the second quarter of 2020 decreased $27 million, or 5%, when compared to the second quarter of 2019. The decrease in SG&A was primarily driven by decreases in travel, marketing and labor related expenses. These decreases more than offset temporary pandemic pay increases for hourly branch and DC employees, as well as incremental operating costs to ensure the safety and health of employees and maintain safe facilities for customer and employee interactions.

Operating earnings of $318 million for the second quarter of 2020 decreased $63 million, or 17%, from $381 million for the second quarter of 2019. This decrease was driven by lower sales and gross profit dollars partially offset by lower SG&A.

Canada
Net sales were $107 million for the second quarter of 2020, a decrease of $28 million, or 21.7%, compared to the same period in 2019 and consisted of the following:

Percent Decrease
Volume (including product mix)	(17.5)%
Foreign exchange	(2.7)
Price and customer mix	(1.5)
Total	(21.7)%

For the second quarter of 2020, overall sales volume was down 17.5 percentage points compared to the same period in 2019 primarily due to market share declines. During the second quarter of 2020, global oil prices continued to decline as a result of market forces, including the impact of the COVID-19 pandemic. More than one fifth of sales

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
for the Canada business are derived from the oil industry or ancillary segments. This current low-oil price environment could further reduce demand for the business, which is already negatively affected by the COVID-19 pandemic.

The gross profit margin decreased 1.6 percentage points in the second quarter of 2020 versus the second quarter of 2019. The decrease was driven by pricing actions aimed to reinvigorate the customer base, COVID-19 pandemic-related mix impacts and lower vendor rebates partially offset by lower freight costs.

SG&A decreased 17% in the second quarter of 2020 compared to the second quarter of 2019, primarily due to lower variable costs from lower sales and cost management actions to improve SG&A leverage.

Operating losses were $3 million for the second quarter of 2020 compared to operating earnings of $1 million in the second quarter of 2019.

Other businesses
Net sales were $680 million for the second quarter of 2020, an increase of $17 million, or 2.7%, when compared to the same period in 2019. The increase in net sales was driven by continued strong customer acquisition in the endless assortment businesses partially offset by lower performance in the international high-touch businesses, which were heavily impacted by pandemic-related slowdowns.

Gross profit margin decreased 1.4 percentage points in the second quarter of 2020 versus the second quarter of 2019, driven partially by higher freight costs and business unit mix.

Operating earnings of $38 million for the second quarter of 2020 increased $11 million compared to $27 million for the second quarter of 2019. This increase is primarily due to lower SG&A partially offset by lower gross profit dollars.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Results of Operations – Six Months Ended June 30, 2020
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars):

	Six Months Ended June 30,
			Percent Increase/(Decrease)	As a Percent of Net Sales
	2020	2019		2020	2019
Net sales	$5,838	$5,692	2.6%	100.0%	100.0%
Cost of goods sold	3,701	3,476	6.5	63.4%	61.1%
Gross profit	2,137	2,216	(3.6)	36.6%	38.9%
Selling, general and administrative expenses	1,773	1,473	20.3	30.4%	25.9%
Operating earnings	364	743	(51.0)	6.2%	13.1%
Other expense, net	38	26	46.1	0.7%	0.5%
Income taxes	12	183	(93.1)	0.2%	3.2%
Net earnings	314	534	(41.3)	5.4%	9.4%
Noncontrolling interest	27	21	27.3	0.5%	0.4%
Net earnings attributable to W.W. Grainger, Inc.	$287	$513	(44.1)%	4.9%	9.0%

Grainger’s net sales of $5,838 million for the six months ended June 30, 2020 increased $146 million, or 2.6% compared to the same period in 2019. On a daily basis, net sales increased 1.8%. The increase in net sales was primarily driven by approximately 3% from volume, partially offset by price and mix of approximately 1%. The Company estimates that COVID-19 pandemic-related product sales represented approximately half of the sales growth, primarily in the U.S. and endless assortment businesses, which during the second quarter of 2020 experienced strong pandemic-related volume from government, healthcare and other essential businesses. See Note 4 to the Financial Statements for information related to disaggregated revenue. This pandemic-related elevated volume demand was partially offset by declining demand from non-essential and disrupted industries and non-pandemic products during the second quarter of 2020. Also, sales in the Canada and other international high-touch businesses are down compared to 2019 due to COVID-19 business slowdowns. See Segment Analysis below for further details related to segment revenue.

Gross profit of $2,137 million for the six months ended June 30, 2020 decreased $79 million, or 4%, compared to the same period in 2019. The gross profit margin of 36.6% decreased 2.3 percentage point when compared to the same period in 2019. This decrease was primarily driven by lower margins from COVID-19 pandemic-related products sales and business unit mix impact from higher growth in the lower margin endless assortment businesses. See Segment Analysis below for further details related to segment gross profit.

SG&A of $1,773 million for the six months ended June 30, 2020 increased $300 million, or 20.3%, compared to the same period in 2019. To better explain the changes to SG&A, certain non-recurring or non-core items need to be excluded.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The table below reconciles reported SG&A, operating earnings and net earnings attributable to W.W. Grainger, Inc. determined in accordance with U.S. GAAP to SG&A adjusted, operating earnings adjusted and net earnings attributable to W.W. Grainger, Inc. adjusted, which are all considered non-GAAP measures. The Company believes that these non-GAAP measures provide meaningful information to assist shareholders in understanding financial results and assessing prospects for future performance as they provide a better baseline for analyzing the ongoing performance of its businesses by excluding items that may not be indicative of core operating results. Because non-GAAP financial measures are not standardized, it may not be possible to compare these measures with other companies' non-GAAP measures having the same or similar names. All tables below are in millions of dollars, except percentages:

	Six Months Ended June 30,
			Fav/(Unfav)%
	2020	2019
SG&A reported	$1,773	$1,473	20%
Restructuring, net of branch gains (U.S.)	6	2
Restructuring, net branch gains (Canada)	2	(3)
Restructuring (Unallocated expense)	—	(1)
Impairment charges (Other businesses)	177	—
Fabory Divestiture (Other businesses)	(7)	—
Fabory Divestiture (Unallocated expense)	116	—
Total restructuring, net, impairment charges and business divestiture	294	(2)
SG&A adjusted	$1,479	$1,475	—%

	2020	2019	Fav/(Unfav)%
Operating earnings reported	$364	$743	(51)%
Total restructuring, net, impairment charges and business divestiture	294	(1)
Operating earnings adjusted	$658	$742	(11)%

	2020	2019	Fav/(Unfav) %
Net earnings attributable to W.W. Grainger, Inc. reported	$287	$513	(44)%
Total restructuring, net, impairment charges, business divestiture and tax (1)	147	—
Net earnings attributable to W.W. Grainger, Inc. adjusted	$434	$513	(15)%
(1) The tax impact of adjustments is calculated based on the income tax rate in each applicable jurisdiction, subject to deductibility limitations and the Company's ability to realize the associated tax benefits.

As noted in the table above, a large portion of the Company's SG&A increase for the six months ended June 30, 2020 is due to the $177 million impairment of Fabory in the first quarter of 2020 and the loss on the divestiture of Fabory of approximately $109 million during the second quarter of 2020. Excluding restructuring, net, impairment charges and business divestiture in both periods as noted in the table above, SG&A remained flat.

Operating earnings for the six months ended June 30, 2020 were $364 million, a decrease of $379 million, or 51%, compared to the same period in 2019. Excluding restructuring, net, impairment charges and business divestiture in both periods as noted in the table above, operating earnings decreased $84 million or 11%, driven by lower gross profit dollars and slightly higher SG&A.

Other expense, net was $38 million for the six months ended June 30, 2020, an increase of $12 million, or 46%, compared to the six months ended June 30, 2019. The increase was primarily related to interest expense on the $500 million in senior notes issued in February 2020.

Income taxes of $12 million for the six months ended June 30, 2020 decreased $171 million, or 93%, compared with $183 million for the comparable 2019 period. This decrease was primarily driven by lower taxable operating earnings for the six-month period, tax losses in the Company's investment in Fabory per the impairment and internal

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
reorganization of the Company's holdings in Fabory in the first quarter of 2020 and tax impacts of the Fabory divestiture. Grainger's effective tax rates were 3.9% and 25.5% for the six months ended June 30, 2020 and 2019, respectively, and this decrease is primarily due to the Fabory tax impacts.

Net earnings attributable to W.W. Grainger, Inc. for the six months ended June 30, 2020 decreased $226 million or 44% to $287 million from $513 million for the six months ended June 30, 2019. Excluding restructuring, net and impairment charges from both periods in the table above, net earnings decreased $79 million, or 15%. The decrease in net earnings primarily resulted from lower gross profit dollars.

Segment Analysis
The following comments at the segment and other businesses level include external and intersegment net sales and operating earnings. See Note 12 to the Financial Statements.

United States
Net sales were $4,476 million for the six months ended June 30, 2020, an increase of $105 million, or 2.4%, compared to the same period in 2019. On a daily basis, net sales increased 1.6% and consisted of the following:

Percent Increase/(Decrease)
Volume (including product mix)	2.9%
Price and customer mix	(1.3)
Total	1.6%

Overall, revenue increases for the U.S. business were primarily driven by COVID-19 pandemic-related sales, which accounted for the majority of the sales growth beginning in March 2020. As a result of the COVID-19 pandemic, the U.S. business experienced strong sale volume of pandemic-related products from government. healthcare and other essential businesses; however, sales to non-essential and disrupted industries are down compared to 2019. See Note 4 to the Financial Statements for information related to disaggregated revenue. From a product perspective, the U.S. business experienced strong demand for COVID-19 pandemic-related products; however, this elevated demand was outweighed by lower demand of non-pandemic products.

Gross profit margin decreased 2.7 percentage points compared to the same period in 2019. The decrease was the result of product mix, customer mix and tariff cost-related increases. The business also experienced margin declines from higher sales of lower margin COVID-19 pandemic-related products. The Company expects these mix-related decreases to continue during the pandemic and expects increased levels of PPE, safety and cleaning product sales to large healthcare, government and critical manufacturing customers.

SG&A for the six months ended June 30, 2020 increased $9 million compared to the same period in 2019, which is primarily driven by incremental operating costs incurred in the first quarter from incremental headcount in the second half of 2019, higher marketing costs and incremental operating costs to support the U.S. business response to the COVID-19 pandemic and related activities. These incremental operating costs were partially offset by reductions in travel, marketing and labor related expenses during the second quarter of 2020.

Operating earnings of $658 million for the six months ended June 30, 2020 decreased $87 million, or 12%, from $745 million for the six months ended June 30, 2019. This decrease was driven primarily by lower gross profit dollars and higher SG&A.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Canada
Net sales were $236 million for the six months ended June 30, 2020, a decrease of $35 million, or 13.1%, compared to the same period in 2019. On a daily basis, net sales decreased 13.8% and consisted of the following:

Percent Decrease
Volume (including product mix)	(10.9)%
Foreign exchange	(1.9)
Price and customer mix	(1.0)
Total	(13.8)%

For the six months ended June 30, 2020, volume was down 10.9 percentage points compared to the same period in 2019 primarily due to market share declines partially offset by COVID-19 pandemic-related product sales. During the first half of 2020, global oil prices declined sharply as a result of market forces. More than a fifth of sales for the Canada business are derived from the oil industry or ancillary segments. This current low-oil price environment could further reduce demand for the business, which is already negatively impacted by the COVID-19 pandemic.

The gross profit margin decreased 0.5 percentage points in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to negative price cost spread.

SG&A decreased $10 million, or 12% in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This decrease was primarily due to lower variable costs from lower sales and cost management actions to improve SG&A leverage.

Operating losses were $6 million for the six months ended June 30, 2020 compared to losses of $4 million in the six months ended June 30, 2019. This decrease is primarily due to lower gross profit dollars, partially offset by lower SG&A.

Other businesses
Net sales for other businesses were $1,378 million for the six months ended June 30, 2020 an increase of $82 million, or 6.4% compared to the same period in 2019. On a daily basis, net sales increased 5.5% and consisted of the following:

Percent Increase/(Decrease)
Price/volume	5.6%
Foreign exchange	(0.1)
Total	5.5%

The increase in net sales was driven by continued expansion in the endless assortment businesses, partially offset by lower performance in other international high-touch businesses. The endless assortments businesses benefited from COVID-19 pandemic-related sales and otherwise continued to see strong new customer acquisition during the first half of the year.

Gross profit margin decreased 1.0 percentage point compared to the same period in 2019, driven by business unit mix from the faster growing endless assortment businesses as well as higher freight costs.

Operating losses of $100 million for the six months ended June 30, 2020 decreased $157 million from operating earnings of $57 million in the comparable period from the prior year. Excluding restructuring, net, impairment charges and business divestiture in both periods as noted in the table above, operating earnings would have increased $13 million or 25%. This increase is primarily due to higher sales and gross profit dollars and increased SG&A leverage in the endless assortment businesses.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Financial Condition

Cash, Cash Equivalents and Liquidity
As of June 30, 2020 and December 31, 2019, Grainger had cash and cash equivalents of $1,603 million and $360 million, respectively. This increase in cash is due primarily to the proceeds received in March 2020 when the Company drew down $1 billion from its $1.25 billion credit facility. This action was a proactive measure to increase the Company’s cash position and preserve financial flexibility in light of the uncertainty in the global markets resulting from the COVID-19 pandemic (See part II, Item A: “Risk Factors”, below, for an update to the Company’s risk factors in connection with the COVID-19 pandemic).

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
Cash Flows
Net cash provided by operating activities was $476 million and $450 million for the six months ended June 30, 2020 and 2019, respectively. The increase in cash provided by operating activities is primarily the result of lower net payments related to employee variable compensation and benefits paid under annual incentive plans partially offset by investments in inventory.

Net cash used in investing activities was $82 million and $91 million for the six months ended June 30, 2020 and 2019, respectively. This decrease in net cash used in investing activities was primarily driven by lower additions to property, buildings and equipment and intangibles.

Net cash provided by financing activities was $864 million in the six months ended June 30, 2020 compared to net cash used in financing activities of $586 million in the six months ended June 30, 2019. The increase in net cash provided by financing activities was primarily driven by higher proceeds from the issuance of long-term debt, which included a $1 billion draw down from the Company's $1.25 billion credit facility and $500 million in unsecured senior notes, and lower treasury stock repurchases partially offset by debt redemption.

Working Capital
Internally generated funds are the primary source of working capital and funds used for growth initiatives and capital expenditures.

Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt, current maturities of long-term debt and lease liabilities). Working capital as of June 30, 2020, was $2,253 million, an increase of $161 million when compared to $2,092 million as of December 31, 2019. The increase was primarily driven by an increase in accounts receivable and inventory and a decrease in accrued contributions to employees profit-sharing plans due to the annual cash contribution. At these dates, the ratio of current assets to current liabilities was 2.7 and 2.6 for June 30, 2020 and December 31, 2019, respectively.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including revolving credit facilities. Total debt, which is defined as total interest-bearing debt (short-term, current maturities and long-term) and lease liabilities as a percent of total capitalization was 62.3% at June 30, 2020, and 54.3% at December 31, 2019.

Grainger receives ratings from two independent credit rating agencies: Moody's Investor Service (Moody's) and Standard & Poor's (S&P). Both credit rating agencies currently rate the Company's corporate credit at investment grade. The following table summarizes the Company's credit ratings at June 30, 2020:

	Corporate	Senior Unsecured	Short-term
Moody's	A3	A3	P2
S&P	A+	A+	A1

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Commitments and Other Contractual Obligations
There were no material changes to the Company’s commitments and other contractual obligations from those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2019 Form 10-K.

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

A description of the Company’s critical accounting estimates is described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2019 Form 10-K. The following critical accounting policy is being added to the policies set forth in the 2019 Form 10-K.

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

Important factors that could cause actual results to differ materially from those presented or implied in the forward-looking statements include, without limitation: the unknown duration and health, economic, operational and financial impacts of the global outbreak of the Coronavirus in 2019 (COVID-19 pandemic) and the actions taken or contemplated by governmental authorities or others in connection with the COVID-19 pandemic on the Company’s businesses, its employees, customers and suppliers, including disruption to Grainger's operations resulting from employee illnesses, the development and availability of effective treatment or vaccines, the uncertain duration of mandated facility closures of non-essential businesses, stay in shelter health orders or other similar restrictions for customers and suppliers, changes in customers' product needs, suppliers' inability to meet unprecedented demand for COVID-19 related products, the potential for government action to allocate or direct products to certain customers which may cause disruption in relationships with other customers, disruption caused by business responses to the COVID-19 pandemic, including working remote arrangements, which may create increased vulnerability to cybersecurity incidents, including breaches of information systems security, adaptions to the Company's controls and procedures, including financial reporting processes, required by working remote

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
arrangements, which could impact the design or operating effectiveness of such controls or procedures, and global or regional economic downturns or recessions, which could result in a decline in demand for the Company's products or limit the Company's ability to access capital markets on terms that are attractive or at all; higher product costs or other expenses; a major loss of customers; loss or disruption of sources of supply; increased competitive pricing pressures; failure to develop or implement new technology initiatives or business strategies; failure to adequately protect intellectual property or successfully defend against infringement claims; fluctuations or declines in the Company's gross profit percentage; the Company's responses to market pressures; the outcome of pending and future litigation or governmental or regulatory proceedings, including with respect to wage and hour, anti-bribery and corruption, environmental, advertising, consumer protection, pricing (including disaster or emergency declaration pricing statutes), product liability, safety or compliance, or privacy and cybersecurity matters; investigations, inquiries, audits and changes in laws and regulations; failure to comply with laws, regulations and standards; government contract matters; disruption of information technology or data security systems involving the Company or third parties on which the Company depends; general industry, economic, market or political conditions; general global economic conditions including tariffs and trade issues and policies; currency exchange rate fluctuations; market volatility, including volatility or price declines of the Company's common stock; commodity price volatility; labor shortages; facilities disruptions or shutdowns; higher fuel costs or disruptions in transportation services; pandemic diseases or viral contagions; natural and other catastrophes; unanticipated and/or extreme weather conditions; loss of key members of management; the Company's ability to operate, integrate and leverage acquired businesses; changes in effective tax rates; changes in credit ratings or outlook; the Company's incurrence of indebtedness and other factors identified under Part II, Item 1A: “Risk Factors” in the Company’s 2019 Form 10-K, as updated in the Company’s Quarterly Reports on Form 10-Q.

Caution should be taken not to place undue reliance on Grainger's forward-looking statements and Grainger undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

W.W. Grainger, Inc. and Subsidiaries

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk” in the Company's 2019 Form 10-K, Grainger’s primary market risk exposures include changes in foreign currency exchange and interest rates. In February 2020, the Company entered into certain derivative instruments to manage portions of these risks. A discussion of the Company’s accounting policies for derivative instruments and further disclosures are provided in Note 10 contained within Part I, Item 1, "Notes to Condensed Consolidated Financial Statements”.

For a discussion of current market conditions resulting from the COVID-19 pandemic, refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations” and to Part II, Item 1A, "Risk Factors”.

Item 4.Controls and Procedures

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

Changes in Internal Control Over Financial Reporting
There have been no changes in Grainger's internal control over financial reporting for the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

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
Grainger’s business and operations have been and may continue to be adversely affected by the global outbreak of the Coronavirus (COVID-19) and may be adversely affected by other global outbreaks of pandemic disease.
Any global outbreaks of pandemic disease, such as the COVID-19 pandemic, could have a material adverse effect on the Company’s business, results of operations, and financial condition, including liquidity, capital and financing resources.

The COVID-19 pandemic has disrupted and adversely affected the Company’s business to date. The impact of the COVID-19 pandemic on the Company's results of operations and financial condition, including liquidity, capital and financing resources, will depend on numerous evolving factors that Grainger is unable to accurately predict, including the duration of the pandemic. Some of the effects include restrictions on the Company’s employees' ability to travel, including to visit customers, and many employees' ability to work in offices or at facilities, and supply chain interruptions, as well as disruptions or temporary closures of the Company’s facilities, including distribution centers, branches, and support buildings. The effects of the COVID-19 pandemic also include disruptions or closures of customer and/or suppliers’ facilities and supply chains in China and other locations, which can materially impact the demand for the Company’s products, the ability for the Company to obtain or deliver inventory, and the ability for the Company to collect its accounts receivable as customers face higher liquidity and solvency risks. The ultimate adverse impact on the Company and the duration of these disruptions or closures are unknown.
Moreover, the COVID-19 pandemic may continue to materially adversely affect many of the Company's customers' and suppliers' ability to continue to operate as a going concern in the future or their ability to purchase Company products, may affect suppliers' ability to meet unprecedented demand for COVID-19-related products, may delay customers’ purchasing decisions, result in a shift to lower-priced products or away from discretionary products, result in longer payment terms or discounting, or affect customer loyalty or retention rates, and may affect customers’ and suppliers’ ability or willingness to attend Company events in the future, all of which could materially adversely affect the Company's future sales and results of operations.
Some actions that Grainger has taken in response to the COVID-19 pandemic, such as enabling working remote arrangements, may create increased vulnerability to cybersecurity incidents, including breaches of information systems security, which could damage Grainger's reputation and commercial relationships, disrupt operations, increase costs and/or decrease revenues, and expose Grainger to claims from customers, suppliers, financial institutions, regulators, payment card association, employees and others. In addition, the working remote arrangements have required the Company to make adaptions to its controls and procedures, including to its financial reporting processes, that could impact the design or operating effectiveness of such controls or procedures. Grainger may also be required by government authorities to curtail or cease certain operations, or Grainger may determine to take these actions because they are in the best interests of the Company's employees, customers, or suppliers, any of which could have a material adverse effect on the Company's business, results of operations, and financial condition.

In addition, global outbreaks such as the COVID-19 pandemic have resulted in a widespread health crisis that has adversely affected and could continue to adversely affect the economies of many countries, resulting in a global or regional economic downturn or recession. Any such recession could result in a significant decline in demand for the Company's products or limit Grainger's ability to access capital markets on terms that are attractive or at all, any of which could materially adversely affect the Company's business, results of operations and financial condition.

The extent to which the COVID-19 pandemic will continue to impact the Company’s business, results of operations, and financial condition will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be predicted at this time. Such factors and developments may include the geographic spread, severity and duration of the COVID-19 pandemic, including whether there are periods of increased COVID-19 cases, disruption to our operations resulting from employee illnesses, the development and availability of effective treatment or vaccines, the extent and duration of the impact on the U.S. or global economy, including the pace and extent of recovery when the pandemic subsides, and the actions that have been and may be taken by various governmental authorities in response to the outbreak, including mandatory facility closures of non-essential businesses, stay in shelter health orders or similar restrictions, social distancing mandates, face mask measures, travel bans, import and export restrictions, pricing mandates, including disaster or emergency declaration pricing statutes, and mandatory directives that certain products be allocated or provided to certain customers which could disrupt the Company's relationship with other customers, among other actions. Certain jurisdictions have begun lifting stay in shelter mandates only to impose further restrictions in the wake of increases in new COVID-19 cases. As such, there is considerable uncertainty regarding how current and future health and safety measures implemented in response to the COVID-19 pandemic will impact Grainger's business.

The extent of any disruptions the COVID-19 pandemic has caused or may cause to the Company's customers or suppliers is unknown and cannot be predicted. If the Company is unable to respond to and manage the impact of these events, the Company's business and results of operations may continue to be adversely affected.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – Second Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1 - April 30	360	$282.69	—	2,742,555
May 1 - May 31	220	$283.63	—	2,742,555
June 1 - June 30	840	$305.94	—	2,742,555
Total	1,420 (D)		—
(A)There were no shares withheld to satisfy tax withholding obligations.
(B)Average price paid per share includes any commissions paid.
(C)Purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors and announced April 24, 2019 (2019 Program). The 2019 Program authorizes the repurchase of up to 5 million shares with no expiration date.
(D)The difference of 1,420 shares between the Total Number of Shares Purchased and the Total Number of
Shares Purchased as Part of Publicly Announced Plans or Programs represents shares purchased by the administrator and record keeper of the W.W. Grainger, Inc. Employees Profit Sharing Plan for the benefit of the employees who participate in the plan.

Item 6.  Exhibits

A list of exhibits filed with this report on Form 10-Q is provided in the Exhibit Index on page 39 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. GRAINGER, INC.
Date:	July 23, 2020	By:	/s/ Thomas B. Okray
Thomas B. Okray, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	July 23, 2020	By:	/s/ Eric R. Tapia
Eric R. Tapia, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101),