Form 10-Q
period 2020-09-30
W.W. GRAINGER, INC.
filed 2020-10-22
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
OR

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
Yes ☐  No ☒

There were 53,668,050 shares of the Company’s Common Stock, par value $0.50, outstanding as of September 30, 2020.

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions of dollars and shares, except for per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$3,018	$2,947	$8,856	$8,639
Cost of goods sold	1,944	1,848	5,645	5,324
Gross profit	1,074	1,099	3,211	3,315
Selling, general and administrative expenses	694	761	2,467	2,234
Operating earnings	380	338	744	1,081
Other (income) expense:
Interest expense, net	23	20	72	60
Other, net	(5)	(4)	(16)	(18)
Total other expense, net	18	16	56	42
Earnings before income taxes	362	322	688	1,039
Income tax provision	106	78	118	261
Net earnings	256	244	570	778
Less: Net earnings attributable to noncontrolling interest	16	11	43	32
Net earnings attributable to W.W. Grainger, Inc.	$240	$233	$527	$746
Earnings per share:
Basic	$4.43	$4.27	$9.74	$13.46
Diluted	$4.41	$4.25	$9.70	$13.40
Weighted average number of shares outstanding:
Basic	53.6	54.1	53.6	55.0
Diluted	53.9	54.4	53.8	55.2
Cash dividends paid per share	$1.53	$1.44	$4.41	$4.24

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net earnings	$256	$244	$570	$778
Other comprehensive earnings (losses):
Foreign currency translation adjustments, net of reclassification	24	(17)	30	6
Postretirement benefit plan reclassification, net of tax benefit of $1, $1, $3, and $3, respectively	(2)	(2)	(8)	(7)
Other	—	—	4	—
Total other comprehensive earnings (losses)	22	(19)	26	(1)
Comprehensive earnings, net of tax	278	225	596	777
Less: Comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	16	11	43	32
Foreign currency translation adjustments	5	(1)	6	2
Total comprehensive earnings (losses) attributable to noncontrolling interest	21	10	49	34
Comprehensive earnings attributable to W.W. Grainger, Inc.	$257	$215	$547	$743

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except for share and per share amounts)

	As of
ASSETS	(Unaudited) September 30, 2020	December 31, 2019
CURRENT ASSETS
Cash and cash equivalents	$859	$360
Accounts receivable (less allowances for credit losses of $26 and $21, respectively)	1,485	1,425
Inventories - net	1,780	1,655
Prepaid expenses and other current assets	120	104
Prepaid income taxes	29	11
Total current assets	4,273	3,555
PROPERTY, BUILDINGS AND EQUIPMENT - NET	1,394	1,400
DEFERRED INCOME TAXES	11	11
GOODWILL	369	429
INTANGIBLES - NET	224	304
OTHER ASSETS	312	306
TOTAL ASSETS	$6,583	$6,005

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt	$—	$55
Current maturities of long-term debt	12	246
Trade accounts payable	836	719
Accrued compensation and benefits	201	228
Accrued contributions to employees' profit sharing plans	48	85
Accrued expenses	324	318
Income taxes payable	20	27
Total current liabilities	1,441	1,678
LONG-TERM DEBT (less current maturities)	2,388	1,914
DEFERRED INCOME TAXES AND TAX UNCERTAINTIES	112	106
OTHER NON-CURRENT LIABILITIES	267	247
SHAREHOLDERS' EQUITY
Cumulative preferred stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common Stock – $0.50 par value –300,000,000 shares authorized; issued 109,659,219 shares	55	55
Additional contributed capital	1,214	1,182
Retained earnings	8,694	8,405
Accumulated other comprehensive earnings (losses)	(134)	(154)
Treasury stock, at cost - 55,991,169 and 55,971,691 shares, respectively	(7,698)	(7,633)
Total W.W. Grainger, Inc. shareholders’ equity	2,131	1,855
Noncontrolling interest	244	205
Total shareholders' equity	2,375	2,060
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,583	$6,005

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$570	$778

Provision for credit losses	18	7
Deferred income taxes and tax uncertainties	9	19
Depreciation and amortization	137	171
Net losses (gains) from sales of assets and business divestitures	104	(5)
Impairment of goodwill, intangibles and long-lived assets	177	—
Stock-based compensation	36	32
Subtotal	481	224
Change in operating assets and liabilities:
Accounts receivable	(145)	(119)
Inventories	(222)	18
Prepaid expenses and other assets	(29)	(15)
Trade accounts payable	145	50
Accrued liabilities	(13)	(137)
Income taxes - net	(19)	(16)
Other non-current liabilities	19	(13)
Subtotal	(264)	(232)
Net cash provided by operating activities	787	770
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, buildings, equipment and intangibles	(152)	(163)
Proceeds from sales of assets and business divestitures	22	16
Other	(2)	2
Net cash used in investing activities	(132)	(145)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	12	22
Payments against lines of credit	(65)	(18)
Proceeds from long-term debt	1,583	—
Payments of long-term debt	(1,361)	(48)
Proceeds from stock options exercised	47	19
Payments for employee taxes withheld from stock awards	(16)	(10)
Purchases of treasury stock	(101)	(600)
Cash dividends paid	(246)	(242)
Other - net	—	2
Net cash used in financing activities	(147)	(875)
Exchange rate effect on cash and cash equivalents	(9)	(2)
NET CHANGE IN CASH AND CASH EQUIVALENTS	499	(252)
Cash and cash equivalents at beginning of year	360	538
Cash and cash equivalents at end of period	$859	$286

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)
(Unaudited)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2019	$55	$1,134	$7,869	$(171)	$(6,966)	$172	$2,093
Stock-based compensation	—	3	—	—	3	—	6
Purchases of treasury stock	—	—	—	—	(135)	—	(135)
Net earnings	—	—	253	—	—	9	262
Other comprehensive earnings (losses)	—	—	—	3	—	(2)	1
Capital contribution	—	—	—	—	—	2	2
Cash dividends paid ($1.36 per share)	—	—	(77)	—	—	—	(77)
Balance at March 31, 2019	$55	$1,137	$8,045	$(168)	$(7,098)	$181	$2,152
Stock-based compensation	—	15	—	—	9	—	24
Purchases of treasury stock	—	—	—	—	(265)	—	(265)
Net earnings	—	—	260	—	—	12	272
Other comprehensive earnings (losses)	—	—	—	12	—	5	17
Cash dividends paid ($1.44 per share)	—	—	(79)	—	—	(7)	(86)
Balance at June 30, 2019	$55	$1,152	$8,226	$(156)	$(7,354)	$191	$2,114
Stock-based compensation	—	9	—	—	3	—	12
Purchases of treasury stock	—	—	—	—	(200)	—	(200)
Net earnings	—	—	233	—	—	11	244
Other comprehensive earnings (losses)	—	—	—	(18)	—	(1)	(19)
Cash dividends paid ($1.44 per share)	—	—	(79)	—	—	—	(79)
Balance at September 30, 2019	$55	$1,161	$8,380	$(174)	$(7,551)	$201	$2,072

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)
(Unaudited)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2020	$55	$1,182	$8,405	$(154)	$(7,633)	$205	$2,060
Stock-based compensation	—	10	—	—	13	—	23
Purchases of treasury stock	—	—	—	—	(100)	—	(100)
Net earnings	—	—	173	—	—	12	185
Other comprehensive earnings (losses)	—	—	—	(63)	—	3	(60)
Cash dividends paid ($1.44 per share)	—	—	(78)	—	—	—	(78)
Balance at March 31, 2020	$55	$1,192	$8,500	$(217)	$(7,720)	$220	$2,030
Stock-based compensation	—	6	—	—	11	—	17
Purchases of treasury stock	—	—	—	—	—	(1)	(1)
Net earnings	—	—	114	—	—	15	129
Other comprehensive earnings (losses)	—	—	—	66	—	(2)	64
Cash dividends paid ($1.44 per share)	—	—	(78)	—	—	(9)	(87)
Balance at June 30, 2020	$55	$1,198	$8,536	$(151)	$(7,709)	$223	$2,152
Stock-based compensation	—	16	—	—	11	—	27
Net earnings	—	—	240	—	—	16	256
Other comprehensive earnings (losses)	—	—	—	17	—	5	22
Cash dividends paid ($1.53 per share)	—	—	(82)	—	—	—	(82)
Balance at September 30, 2020	$55	$1,214	$8,694	$(134)	$(7,698)	$244	$2,375

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

Consistent with the Company's strategic focus on broad line MRO distribution in key markets, Grainger divested the Fabory business in Europe (Fabory) on June 30, 2020 and the China business (China) on August 21, 2020. Accordingly, the Company's condensed consolidated statements of earnings, comprehensive earnings and cash flows and related notes include Fabory and China results through the respective dates of divestiture. The proceeds from these divestitures will be used to fund general corporate needs. During the second and third quarters of 2020, Grainger recognized a net loss of approximately $109 million and gain of $5 million (presented within Selling, general and administrative expenses (SG&A)) as a result of the Fabory and China divestitures, respectively, which included net accumulated foreign currency translation losses of $45 million, that were reclassified from Accumulated other comprehensive earnings (losses) (AOCE) to SG&A.

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

2.    UPDATE TO SIGNIFICANT ACCOUNTING POLICIES

Other than the implemented accounting policies related to the allowances for credit losses per the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-13 (see Notes 3 and 5 to the Financial Statements), change in depreciation estimates (see Note 6 to the Financial Statements) and accounting for derivative instruments (see Note 9 to the Financial Statements), there have been no material changes to the Company’s significant accounting policies disclosed in the 2019 Form 10-K, Part II, Item 8.

3.    NEW ACCOUNTING STANDARDS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments as modified by subsequently issued ASUs 2018-19, 2019-04, 2019-05, 2019-11 and 2020-02. This ASU requires estimating all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The Company adopted this ASU effective January 1, 2020. While the adoption of this ASU did not have a material impact on the Company's Financial Statements, it required changes to the Company’s process of estimating expected credit losses on trade receivables. See Note 5 to the Financial Statements for further information on the Company’s allowance for credit losses.

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

4.    REVENUE

Company revenue is primarily comprised of MRO product sales and related activities, such as freight and services. Total service revenue is not material and accounted for approximately 1% of the Company's revenue for the three and nine months ended September 30, 2020 and 2019, respectively.

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

	Three Months Ended September 30,
	2020			2019
	U.S.	Canada	Total Company (2)	U.S.	Canada	Total Company (2)
Government	23%	8%	17%	20%	5%	15%
Heavy Manufacturing	15%	19%	15%	18%	20%	17%
Light Manufacturing	12%	6%	10%	12%	6%	10%
Transportation	5%	8%	4%	6%	8%	5%
Healthcare	9%	—%	7%	7%	—%	5%
Commercial	8%	11%	6%	10%	9%	8%
Retail/Wholesale	10%	3%	8%	9%	4%	7%
Contractors	9%	11%	7%	9%	11%	8%
Natural Resources	2%	29%	3%	3%	33%	4%
Other (1)	7%	5%	23%	6%	4%	21%
Total	100%	100%	100%	100%	100%	100%
Percent of Total Company Revenue	73%	4%	100%	73%	4%	100%

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2020			2019
	U.S.	Canada	Total Company (2)	U.S.	Canada	Total Company (2)
Government	22%	9%	16%	19%	6%	14%
Heavy Manufacturing	16%	18%	15%	19%	20%	17%
Light Manufacturing	13%	6%	10%	13%	6%	11%
Transportation	5%	9%	5%	5%	8%	5%
Healthcare	10%	—%	7%	7%	—%	5%
Commercial	8%	10%	7%	10%	9%	8%
Retail/Wholesale	10%	4%	8%	8%	4%	7%
Contractors	9%	10%	7%	10%	11%	8%
Natural Resources	2%	29%	3%	3%	32%	4%
Other (1)	5%	5%	22%	6%	4%	21%
Total	100%	100%	100%	100%	100%	100%
Percent of Total Company Revenue	73%	4%	100%	73%	5%	100%

(1) Other category primarily includes revenue from individual customers not aligned to a major industry segment, including small businesses and consumers, and intersegment net sales.
(2) Total Company includes other businesses, which include the Company's endless assortment businesses and smaller international high-touch businesses and accounts for approximately 23% of revenue for the three and nine months ended September 30, 2020 and 23% and 22% of revenue for the three and nine months ended September 30, 2019, respectively.

Total accrued sales returns were approximately $30 million and $25 million as of September 30, 2020 and December 31, 2019, respectively and are reported as a reduction of Accounts receivable, net. Total accrued sales incentives were approximately $55 million and $57 million as of September 30, 2020 and December 31, 2019 and are reported as part of Accrued expenses. The Company had no material unsatisfied performance obligations, contract assets or liabilities as of September 30, 2020 and December 31, 2019.

5.    ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

The Company’s accounts receivable arise primarily from sales on credit to customers. The Company establishes an allowance for credit losses to present the net amount of accounts receivable expected to be collected. The allowance is determined by using the loss-rate method, which requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include macroeconomic conditions that correlate with historical loss experience, delinquency trends, aging behavior of receivables and credit and liquidity quality indicators for industry groups, customer classes or individual customers.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
6.    PROPERTY, BUILDINGS AND EQUIPMENT

Property, buildings and equipment consisted of the following (in millions of dollars):

	As of
	September 30, 2020	December 31, 2019
Land	$331	$332
Building, structures and improvements	1,321	1,329
Furniture, fixtures, machinery and equipment	1,875	1,832
Property, buildings and equipment	$3,527	$3,493
Less: Accumulated depreciation and amortization and impairment	2,133	2,093
Property, buildings and equipment, net	$1,394	$1,400

Grainger has historically depreciated certain property, building, and equipment using both the declining balance and sum-of-the-years’ digits methods over estimated useful lives of approximately thirty years. In accordance with its policy, the Company periodically reviews information impacting the pattern of consumption for its capital assets and useful lives to ensure that estimates of depreciation expenses are appropriate. The Company’s investment in its supply chain infrastructure and technology triggered the review of these patterns of consumption. Pursuant to the review and effective January 1, 2020, the method of estimating depreciation for these assets was changed to the straight-line method and useful lives to forty and fifty years. The Company determined that these changes in depreciation method and useful lives were considered a change in accounting estimate effected by a change in accounting principle, and as such have been accounted for on a prospective basis. Grainger believes the changes to the straight-line method and useful lives are appropriate estimations of the Company's current patterns of economic consumption of its capital assets and appropriately match current revenues and costs over updated estimates of the assets' useful lives. The effect of these changes resulted in a decrease of $7 million and $22 million to depreciation expense for the three and nine months ended September 30, 2020, respectively.

During the first quarter of 2020, the Company recorded approximately $44 million of impairment charges in SG&A in connection with the impairment of Fabory’s long-lived assets, including property, buildings and equipment for approximately $24 million and right-to-use (ROU) assets for approximately $20 million (presented in Other assets) due to the factors discussed in Note 7 to the Financial Statements. The Company divested Fabory during the second quarter of 2020 (see Note 1 to the Financial Statements).

7.    GOODWILL AND INTANGIBLE ASSETS

Canada Business
Given the slowdowns in global oil markets and the economic repercussions from the COVID-19 pandemic in Canada, qualitative tests performed in the second quarter of 2020 indicated the existence of impairment indicators for the Canada business. As such, quantitative tests were performed to evaluate whether any impairment of goodwill was necessary. Based on the result of the quantitative tests, the Company concluded that there was no impairment of goodwill. The enterprise value of the Canada business at June 30, 2020 exceeded its carrying value by more than 25%, which is a 10 percentage point decrease since the date of the last quantitative test, December 31, 2019. Per the impairment test and respective sensitivity analysis, it was noted that an increase of approximately 3% in the pre-tax discount rate or approximately 1.5% decrease in revenue long-term growth rate projections would cause the Canada business enterprise value to fall to the level of its carrying value and thus trigger an impairment.

During the quarter ended September 30, 2020, the Company performed qualitative goodwill and intangible asset assessments. The Company did not identify any significant events or changes in circumstances that indicated the existence of impairment indicators, as such quantitative assessments were not required. The Company will continue to monitor business plans for the Canada business throughout 2020 to determine the need for impairment evaluations. Changes in assumptions regarding future business performance and macroeconomic conditions, particularly the COVID-19 pandemic and global oil prices, may negatively impact demand generation over a long period, future cash flows and enterprise valuations, which could result in future impairments of goodwill and intangible assets for the Canada business.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Fabory Business
During the first quarter of 2020, the Company recorded impairment charges totaling $58 million attributable to all of Fabory's goodwill and tradenames. Concurrently, consistent with the circumstances leading to the goodwill and tradenames' impairment, the Company performed a recoverability and fair value test of Fabory’s long-lived assets, including property, buildings and equipment and customer lists and relationships and concluded to impair those assets. The impairments of these assets were driven primarily by revenue slowdown in key Fabory markets, gross profit pressures and a flat-to-declining operating margin against a backdrop of industrial sector declines across Europe, which was further amplified by the long-term implications of the COVID-19 pandemic, among other factors. The Company divested Fabory during the second quarter of 2020 (see Note 1 to the Financial Statements).

Company
The balances and changes in the carrying amount of Goodwill (net of cumulative goodwill impairments) by segment are as follows (in millions of dollars):

	United States	Canada	Other businesses	Total
Balance at January 1, 2019	$192	$120	$112	$424
Translation	—	6	(1)	5
Balance at December 31, 2019	192	126	111	429
Impairment	—	—	(58)	(58)
Translation	—	(3)	1	(2)
Balance at September 30, 2020	$192	$123	$54	$369
The cumulative goodwill impairments as of September 30, 2020, were $137 million and consisted of $32 million in the Canada business and $105 million in Other businesses. There were no impairments to goodwill for the three and nine months ended September 30, 2020 related to current businesses in Grainger's portfolio.
The balances in Intangible assets, net are as follows (in millions of dollars):

		September 30, 2020			December 31, 2019
	Weighted average life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer lists and relationships	11.8 years	$222	$168	$54	$401	$301	$100
Trademarks, trade names and other	14.2 years	35	21	14	36	20	16
Non-amortized trade names and other	Indefinite	27	—	27	100	38	62
Capitalized software	4.2 years	665	536	129	626	500	126
Total intangible assets	6.7 years	$949	$725	$224	$1,163	$859	$304

8.    SHORT-TERM AND LONG-TERM DEBT

During the nine months ended September 30, 2020, the Company entered into several financing transactions:

•In February 2020, the Company issued $500 million of unsecured 1.85% Senior Notes (1.85% Notes) and used the proceeds to repay the British pound term loan, Euro term loan and the Canadian dollar revolving credit facility, and to fund general working capital needs.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
•In connection with the 1.85% Notes, in February 2020, the Company entered into derivative instrument agreements to manage its risks associated with interest rates on the 1.85% Notes and foreign currency fluctuations related to the financing of international operations. See Note 9 to the Financial Statements for further discussion of these derivative instruments and the Company's hedge accounting policies.

•In February 2020, the Company entered into a five-year unsecured credit agreement pursuant to which the Company may obtain loans in various currencies on a revolving basis in an aggregate amount not exceeding the U.S. Dollar equivalent of $1.25 billion ($1.25 billion credit facility), which may be increased from time to time up to $1.875 billion at the request of the Company, subject to approval from lenders and other customary conditions. The $1.25 billion credit facility replaced the Company's former $750 million unsecured revolving credit facility, originated in October 2017, which was scheduled to mature in October 2022.

•In March 2020, the Company received approximately $1 billion after drawing down on its $1.25 billion credit facility as a proactive measure to increase its cash position and preserve financial flexibility in light of uncertainty resulting from the COVID-19 pandemic. During the third quarter of 2020, the Company repaid its $1 billion draw down on its $1.25 billion credit facility.

•In August 2020, MonotaRO Co. LTD., the endless assortment business in Japan, entered into a ¥9 billion term loan agreement to fund technology investments and the expansion of its distribution center network.

There was no short-term debt as of September 30, 2020. Short-term debt as of December 31, 2019 consisted of outstanding lines of credit of $55 million.

Long-term debt, including current maturities and debt issuance costs and discounts, net, consisted of the following (in millions of dollars):

	As of September 30, 2020		As of December 31, 2019
	Carrying Value	Fair Value (3)	Carrying Value	Fair Value (3)
4.60% senior notes due 2045	$1,000	$1,287	$1,000	$1,194
3.75% senior notes due 2046	400	456	400	416
4.20% senior notes due 2047	400	489	400	449
1.85% senior notes due 2025 (1)	500	524	—	—
British pound term loan	—	—	170	170
Euro term loan	—	—	123	123
Japanese Yen term loan (2)	85	85	—	—
Canadian dollar revolving credit facility	—	—	46	46
Other	40	40	42	42
Subtotal (4)	2,425	2,881	2,181	2,440
Less: Current maturities	(12)	(12)	(246)	(246)
Debt issuance costs and discounts, net of amortization	(25)	(25)	(21)	(21)
Long-term debt (less current maturities)	$2,388	$2,844	$1,914	$2,173

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

(2) The Japanese Yen term loan matures in 2024, payable over four equal semi-annual principal installments in 2023 and 2024, and bears average interest at 0.05%.

(3) The estimated fair value of the Company’s senior notes was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as level 2 inputs within the fair value hierarchy. The carrying value of other long-term debt approximates fair value due to their variable interest rates.

(4) The Company's long-term debt instruments include affirmative and negative covenants that are usual and customary for companies with similar credit ratings and do not contain any financial performance covenants. The Company was in compliance with all debt covenants as of September 30, 2020.

9.    DERIVATIVE INSTRUMENTS

The Company maintains various agreements with bank counterparties that permit the Company to enter into "over-the-counter" derivative instrument agreements to manage its risk associated with interest rates and foreign currency fluctuations. In February 2020, the Company entered into certain derivative instrument agreements to manage its risk associated with interest rates on its 1.85% Notes and foreign currency fluctuations in connection with its foreign currency-denominated intercompany borrowings. The Company did not enter into these agreements for trading or speculative purposes.

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

Fair value hedges
The Company uses fair value hedges primarily to hedge a portion of its fixed-rate long-term debt via interest rate swaps. Changes in the fair value of the interest rate swap, along with the gain or loss on the hedged item, is recorded in earnings under the same line item, interest expense, net. The notional amount of the Company’s outstanding fair value hedges as of September 30, 2020 was $500 million.

Cash flow hedges
The Company uses cash flow hedges primarily to hedge the exposure to variability in forecasted cash flows from foreign currency-denominated intercompany borrowings via cross-currency swaps. Gains or losses on the cross-currency swaps are reported as a component of AOCE and reclassified into earnings in the same period during which the hedged transaction affects earnings. The notional amount of the Company’s outstanding cash flow hedges as of September 30, 2020 was approximately $34 million.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The effect of the Company's fair value and cash flow hedges on the Company's Condensed Consolidated Statement of Earnings for the nine months ended September 30, 2020 is as follows (in millions of dollars):

	Nine Months Ended September 30, 2020
	Interest expense, net	Other, net
Gain or (loss) recognized in earnings
Fair value hedge:
Hedged item	$(22)	$—
Interest rate swap designated as hedging instrument	$22	$—

Cash flow hedge:
Hedged item	$—	$—
Cross-currency swap designated as hedging instrument	$—	$—

The effect of the Company’s fair value and cash flow hedges on earnings for the three months ended September 30, 2020 and AOCE for the three and nine months ended September 30, 2020 was not material.

The fair value and carrying amounts of outstanding derivative instruments in the Condensed Consolidated Balance Sheets as of September 30, 2020 was as follows (in millions of dollars):

	Balance Sheet Classification	Fair Value and Carrying Amounts
Cross-currency swap	Other noncurrent liabilities	$—
Interest rate swap	Other assets	$22

The carrying amount of the liability hedged by the interest rate swap (long-term debt), including the cumulative amount of fair value hedging adjustments, as of September 30, 2020 amounted to $522 million.

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

10.    INCOME TAXES

The reconciliations of income tax expense with federal income taxes at the statutory rate are as follows (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Federal income tax	$76	$67	$145	$218
States income taxes, net of federal benefit	12	9	23	28
Foreign rate difference	12	4	18	14
Foreign subsidiaries tax impacts, non operating	5	—	(71)	—
Change in valuation allowance	4	2	8	5
Other, net	(3)	(4)	(5)	(4)
Income tax expense	$106	$78	$118	$261
Effective tax rate	29.3%	24.2%	17.3%	25.1%

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The changes to the Company's effective tax rate for the nine months ended September 30, 2020 was primarily driven by tax losses in the Company's investment in Fabory per the impairment and internal reorganization of the Company's holdings of Fabory in the first quarter of 2020. The Company divested Fabory during the second quarter of 2020 (see Note 1 to the Financial Statements).

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The CARES Act did not have a material impact on the Company's consolidated financial condition or results of operations as of and for the nine months ended September 30, 2020.

11.    SEGMENT INFORMATION

Grainger's two reportable segments are the U.S. and Canada. These reportable segments reflect the results of the Company's high-touch businesses in those geographies. Other businesses include the endless assortment businesses, Zoro Tools, Inc. (Zoro) and MonotaRO Co., LTD (MonotaRO), and smaller international high-touch businesses. These businesses individually do not meet the criteria of a reportable segment. Operating segments generate revenue almost exclusively through the distribution of MRO supplies, as service revenues account for approximately 1% of total revenues for each operating segment.

Following is a summary of segment results (in millions of dollars):

	Three Months Ended September 30, 2020
	U.S.	Canada	Total Reportable Segments	Other businesses	Total
Total net sales	$2,347	$116	$2,463	$687	$3,150
Intersegment net sales	(131)	—	(131)	(1)	(132)
Net sales to external customers	$2,216	$116	$2,332	$686	$3,018
Segment operating earnings	$354	$2	$356	$44	$400

	Three Months Ended September 30, 2019
	U.S.	Canada	Total Reportable Segments	Other businesses	Total
Total net sales	$2,277	$129	$2,406	$673	$3,079
Intersegment net sales	(131)	—	(131)	(1)	(132)
Net sales to external customers	$2,146	$129	$2,275	$672	$2,947
Segment operating earnings	$343	$—	$343	$30	$373

	Nine Months Ended September 30, 2020
	U.S.	Canada	Total Reportable Segments	Other businesses	Total
Total net sales	$6,823	$352	$7,175	$2,065	$9,240
Intersegment net sales	(382)	—	(382)	(2)	(384)
Net sales to external customers	$6,441	$352	6,793	$2,063	$8,856
Segment operating earnings	$1,012	$(4)	$1,008	$(56)	$952

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2019
	U.S.	Canada	Total Reportable Segments	Other businesses	Total
Total net sales	$6,648	$400	$7,048	$1,969	$9,017
Intersegment net sales	(376)	—	(376)	(2)	(378)
Net sales to external customers	$6,272	$400	$6,672	$1,967	$8,639
Segment operating earnings	$1,088	$(4)	$1,084	$87	$1,171

Following are reconciliations of segment information with the consolidated totals per the Financial Statements (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating earnings:
Total operating earnings for reportable segments	$356	$343	$1,008	$1,084
Other businesses	44	30	(56)	87
Unallocated expenses	(20)	(35)	(208)	(90)
Total consolidated operating earnings	$380	$338	$744	$1,081

	As of
	September 30, 2020	December 31, 2019
Assets:
United States	$3,044	$2,668
Canada	166	173
Assets for reportable segments	3,210	2,841
Other current and noncurrent assets	2,676	3,003
Unallocated assets	697	161
Total consolidated assets	$6,583	$6,005

The Company is a broad line distributor of MRO products and services. Products are regularly added and removed from the Company's inventory. Accordingly, it would be impractical to provide sales information by product category due to the way the business is managed, and the dynamic nature of the inventory offered, including the evolving list of products stocked and additional products available online but not stocked.

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

Business Divestiture

Consistent with the Company's strategic focus on broad line MRO distribution in key markets, Grainger divested the Fabory business in Europe (Fabory) on June 30, 2020 and the China business (China) on August 21, 2020. Accordingly, the Company’s operating results include Fabory and China results through the respective dates of divestiture. Grainger recognized a net loss of approximately $109 million and gain of $5 million (presented within Selling, general and administrative expenses (SG&A)) as a result of the Fabory and China divestitures, respectively.

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

On the customer front, business re-openings and related activity during the third quarter of 2020 varied based on geography and industry. For example, in the U.S. and endless assortment businesses, sales to government, healthcare and other essential businesses remained strong through the quarter but sales to non-essential and disrupted industries were depressed compared to pre-COVID-19 pandemic levels. The Canada business and other international high-touch businesses have been severely impacted by pandemic-related slowdowns with each geography experiencing meaningful year-over-year declines.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company's major operational facilities and infrastructure (i.e., DCs, branches, e-commerce sites, and logistic partners) remained operational in the third quarter of 2020 with limited disruptions, while adhering to strict safety and social-distancing protocols.

From an inventory management and supply chain perspective, the Company has experienced elevated levels of demand for pandemic-related products, while demand for non-pandemic products has declined. The Company did not experience any material disruptions on its supply.

To date, the Company has been able to absorb the pandemic impact with minimal workforce reductions or furloughs, which positions the Company for accelerated growth once post-pandemic recovery commences. Also, the Company has prioritized maintaining all facilities safe for customers and employees to work and interact.

With respect to the Company’s financial position, during the third quarter of 2020 the Company maintained a tight focus on liquidity and continued to take actions to preserve cash to confront pandemic-related uncertainties, including deferring certain capital projects and pausing share repurchases. During the third quarter of 2020, the Company repaid its revolver drawdown. As of September 30, 2020, the Company had approximately $2.1 billion in available liquidity, including $859 million in cash.

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

Matters Affecting Comparability

There were 64 sales days in the three months ended September 30, 2020 and September 30, 2019. There were 192 sales days in the nine months ended September 30, 2020 and 191 sales days in the nine months ended September 30, 2019. Grainger completed two divestitures in the nine months ended September 30, 2020, which were immaterial individually and in the aggregate.

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
CONDITION AND RESULTS OF OPERATIONS
Results of Operations – Three Months Ended September 30, 2020

The following table is included as an aid to understand the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars):

	Three Months Ended September 30,
			Percent Increase/(Decrease)	As a Percent of Net Sales
	2020	2019		2020	2019
Net sales	$3,018	$2,947	2.4%	100.0%	100.0%
Cost of goods sold	1,944	1,848	5.2%	64.4%	62.7%
Gross profit	1,074	1,099	(2.2)%	35.6%	37.3%
Selling, general and administrative expenses	694	761	(8.7)%	23.0%	25.9%
Operating earnings	380	338	12.4%	12.6%	11.4%
Other expense, net	18	16	15.2%	0.6%	0.5%
Income taxes	106	78	36.2%	3.5%	2.6%
Net earnings	256	244	4.6%	8.5%	8.3%
Noncontrolling interest	16	11	37.1%	0.5%	0.4%
Net earnings attributable to W.W. Grainger, Inc.	$240	$233	3.0%	8.0%	7.9%

Grainger’s net sales of $3,018 million for the third quarter of 2020 increased $71 million, or 2.4%, compared to the same period in 2019. The increase in net sales was primarily driven by volume increases on pandemic-related product sales, partially offset by year over year decreases in non-pandemic related product sales and decreases due to business divestitures. Also, sales in the Canada business and other international high-touch businesses were down compared to 2019 due to COVID-19 related business slowdowns. See Note 4 to the Financial Statements for information related to disaggregated revenue. See the Segment Analysis below for further details related to segment revenue.

Gross profit of $1,074 million for the third quarter of 2020 decreased $25 million, or 2%, compared to the same quarter in 2019. The gross profit margin of 35.6% during the third quarter of 2020 decreased 1.7 percentage points when compared to the same quarter in 2019. This decrease was primarily driven by lower margins from COVID-19 pandemic-related products sales in the U.S. and business unit mix impact from higher growth in the lower margin endless assortment businesses. See Segment Analysis below for further details related to segment gross profit.

SG&A of $694 million for the third quarter of 2020 decreased $67 million, or 9%, compared to the third quarter of 2019. To better explain the changes to SG&A for the quarter, certain non-recurring or non-core items have been excluded.

The following tables reconcile reported SG&A, operating earnings and net earnings attributable to W.W. Grainger, Inc. determined in accordance with U.S. generally accepted accounting principles (GAAP) to non-GAAP measures including SG&A adjusted, operating earnings adjusted and net earnings attributable to W.W. Grainger, Inc. adjusted. The Company believes that these non-GAAP measures provide meaningful information to assist investors in understanding financial results and assessing prospects for future performance as they provide a better baseline for analyzing the ongoing performance of its businesses by excluding items that may not be indicative of core operating results. Because non-GAAP financial measures are not standardized, it may not be possible to compare these measures with other companies' non-GAAP measures having the same or similar names. All tables below are in millions of dollars, except percentages:

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended
	September 30, 2020
	2020	2019	Fav/(Unfav)%
SG&A reported	$694	$761	9%
Restructuring, net of branch gains (Canada)	(1)	1
Grainger China divestiture (Unallocated expense)	(5)	—
Total restructuring, net and business divestiture	(6)	1
SG&A adjusted	$700	$760	8%

	2020	2019	Fav/(Unfav) %
Operating earnings reported	$380	$338	12%
Total restructuring, net, and business divestiture	(6)	1
Operating earnings adjusted	$374	$339	10%

	2020	2019	Fav/(Unfav)%
Net earnings attributable to W.W. Grainger, Inc. reported	$240	$233	3%
Total restructuring, net, business divestiture and tax (1)	6	—
Net earnings attributable to W.W. Grainger, Inc. adjusted	$246	$233	5%
(1) The tax impact of adjustments is calculated based on the income tax rate in each applicable jurisdiction, subject to deductibility limitations and the Company's ability to realize the associated tax benefits.

Excluding restructuring, net and business divestiture in both periods as noted in the table above, SG&A decreased $60 million, or 8%. This decrease is primarily due to cost control actions across the high-touch businesses and leverage gains in the endless assortment businesses.

Operating earnings of $380 million for the third quarter of 2020 increased $42 million, or 12%, compared to the third quarter of 2019. Excluding restructuring, net and business divestiture in both periods as noted in the table above, operating earnings increased $35 million, or 10%, driven primarily by lower SG&A expenses partially offset by lower gross profit dollars.

Other expense, net was $18 million for the third quarter of 2020, an increase of $2 million, or 15%, compared to the third quarter of 2019. The increase was primarily related to interest expense on the $500 million in senior notes issued in February 2020.

Income taxes of $106 million for the third quarter of 2020 increased $28 million, or 36%, compared to $78 million in the third quarter of 2019. The increase in 2020 was primarily driven by higher taxable operating earnings for the quarter. Grainger's effective tax rates were 29.3% and 24.2% for the three months ended September 30, 2020 and 2019, respectively.

Net earnings attributable to W.W. Grainger, Inc. of $240 million for the third quarter of 2020 increased $7 million, or 3%, compared to the third quarter of 2019. Excluding restructuring, net, business divestiture and tax from both periods per the table above, net earnings increased $13 million or 5%.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Segment Analysis

The following results of the U.S. and Canada reportable segments and other businesses include external and intersegment net sales and operating earnings. See Note 11 to the Financial Statements.

United States
Net sales were $2,347 million for the third quarter of 2020, an increase of $70 million, or 3.1% compared to the same period in 2019 and consisted of the following:

Percent Increase
Volume (including product mix)	2.8%
Price and customer mix	0.3
Total	3.1%
Overall, revenue increases for the U.S. business were primarily driven by volume. During the quarter, the U.S. business experienced strong sales volume of pandemic-related products from government, healthcare and other essential businesses; however, sales to non-essential and disrupted industries were down compared to 2019. See Note 4 to the Financial Statements for information related to disaggregated revenue. From a product perspective, the U.S. business experienced strong demand for COVID-19 pandemic-related products; however, this elevated demand was partially offset by lower demand of non-pandemic products.

Gross profit margin for the third quarter of 2020 decreased 1.6 percentage points compared to the same period in 2019. The decrease was primarily the result of product and customer mix. The U.S. business experienced margin declines from higher sales of lower margin COVID-19 pandemic-related products. The U.S. business expects these mix-related decreases to continue during the COVID-19 pandemic and expects increased levels of PPE, safety and cleaning product sales to large healthcare, government and critical manufacturing customers.

SG&A of $501 million for the third quarter of 2020 decreased $22 million, or 4%, when compared to the third quarter of 2019. The decrease in SG&A was primarily driven by decreases in travel and employee related expenses as well as operating efficiencies. These decreases more than offset temporary pandemic pay increases for hourly branch and DC employees, as well as incremental operating costs to ensure the safety and health of employees and maintain safe facilities for customer and employee interactions.

Operating earnings of $354 million for the third quarter of 2020 increased $11 million, or 3%, from $343 million for the third quarter of 2019. This increase was driven by lower SG&A expenses partially offset by lower gross profit dollars.

Canada
Net sales were $116 million for the third quarter of 2020, a decrease of $13 million, or 9.9%, compared to the same period in 2019 and consisted of the following:

Percent Decrease
Volume (including product mix)	(8.1)%
Price and customer mix	(1.0)
Foreign exchange	(0.8)
Total	(9.9)%

For the third quarter of 2020, overall sales volume was down 8.1 percentage points compared to the same period in 2019 primarily due to market share declines. During the third quarter of 2020, global oil prices remained flat as a result of market forces, including the impact of the COVID-19 pandemic. More than one fifth of sales for the Canada business are derived from the oil industry or ancillary segments. This current low-oil price environment could further reduce demand for the business, which is already negatively affected by the COVID-19 pandemic.

The gross profit margin decreased 0.5 percentage point in the third quarter of 2020 versus the third quarter of 2019. The decrease was driven by COVID-19 pandemic-related mix impacts partially offset by lower freight costs.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
SG&A decreased 16% in the third quarter of 2020 compared to the third quarter of 2019 primarily due to reduced advertising and employee related expenses.

Operating earnings were $2 million for the third quarter of 2020 compared to break even in the third quarter of 2019.

Other businesses
Net sales were $687 million for the third quarter of 2020, an increase of $14 million, or 1.9%, when compared to the same period in 2019.

Percent Increase/(Decrease)
Price/volume	12.3%
Foreign exchange	0.2
Business divestitures	(10.6)
Total	1.9%

The increase in net sales was driven by continued strong customer acquisition in the endless assortment businesses partially offset by revenue declines in the international high-touch businesses as a result of pandemic-related slowdowns and the net impact of the Fabory and China business divestitures.

Gross profit margin decreased 1.8 percentage points in the third quarter of 2020 versus the third quarter of 2019, driven partially by higher freight costs and business unit mix.

Operating earnings of $44 million for the third quarter of 2020 increased $14 million compared to $30 million for the third quarter of 2019. This increase is primarily due to higher earnings in the endless assortment businesses resulting from strong revenue growth and SG&A leverage.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Results of Operations – Nine Months Ended September 30, 2020
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars):

	Nine Months Ended September 30,
			Percent Increase/(Decrease)	As a Percent of Net Sales
	2020	2019		2020	2019
Net sales	$8,856	$8,639	2.5%	100.0%	100.0%
Cost of goods sold	5,645	5,324	6.0%	63.7%	61.6%
Gross profit	3,211	3,315	(3.1)%	36.3%	38.4%
Selling, general and administrative expenses	2,467	2,234	10.4%	27.9%	25.9%
Operating earnings	744	1,081	(31.2)%	8.4%	12.5%
Other expense, net	56	42	34.7%	0.6%	0.5%
Income taxes	118	261	(54.5)%	1.3%	3.0%
Net earnings	570	778	(26.9)%	6.4%	9.0%
Noncontrolling interest	43	32	30.8%	0.5%	0.4%
Net earnings attributable to W.W. Grainger, Inc.	$527	$746	(29.4)%	6.0%	8.6%

Grainger’s net sales of $8,856 million for the nine months ended September 30, 2020 increased $217 million, or 2.5% compared to the same period in 2019. On a daily basis, net sales increased 2%. The increase in net sales was primarily driven by volume, partially offset by price and mix and the impact of business divestitures. The Company estimates that COVID-19 pandemic-related product sales represented approximately half of the sales growth, primarily in the U.S. and endless assortment businesses, which during the second and third quarters of 2020 experienced strong pandemic-related volume from government, healthcare and other essential businesses. See Note 4 to the Financial Statements for information related to disaggregated revenue. This pandemic-related elevated volume was partially offset by declining demand from non-essential and disrupted industries along with declining non-pandemic product sales across most industries. Also, sales in the Canada business and other international high-touch businesses are down compared to 2019 due to COVID-19 business slowdowns. See Segment Analysis below for further details related to segment revenue.

Gross profit of $3,211 million for the nine months ended September 30, 2020 decreased $104 million, or 3%, compared to the same period in 2019. The gross profit margin of 36.3% decreased 2.1 percentage points when compared to the same period in 2019. This decrease was primarily driven by lower margins from COVID-19 pandemic-related products sales in the U.S. and business unit mix impact from higher growth in the lower margin endless assortment businesses. See Segment Analysis below for further details related to segment gross profit.

SG&A of $2,467 million for the nine months ended September 30, 2020 increased $233 million, or 10.4%, compared to the same period in 2019. To better explain the changes to SG&A, certain non-recurring or non-core items have been excluded.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The table below reconciles reported SG&A, operating earnings and net earnings attributable to W.W. Grainger, Inc. determined in accordance with U.S. GAAP to non-GAAP measures including SG&A adjusted, operating earnings adjusted and net earnings attributable to W.W. Grainger, Inc. adjusted. The Company believes that these non-GAAP measures provide meaningful information to assist shareholders in understanding financial results and assessing prospects for future performance as they provide a better baseline for analyzing the ongoing performance of its businesses by excluding items that may not be indicative of core operating results. Because non-GAAP financial measures are not standardized, it may not be possible to compare these measures with other companies' non-GAAP measures having the same or similar names. All tables below are in millions of dollars, except percentages:

	Nine Months Ended September 30,
			Fav/(Unfav)%
	2020	2019
SG&A reported	$2,467	$2,234	(10)%
Restructuring, net of branch gains (U.S.)	6	—
Restructuring, net of branch gains (Canada)	1	(1)
Impairment charges (Other businesses)	177	—
Fabory divestiture (Other businesses)	(7)	—
Fabory divestiture (Unallocated expense)	116	—
Grainger China divestiture (Unallocated expense)	(5)	—
Total restructuring, net, impairment charges and business divestitures	288	(1)
SG&A adjusted	$2,179	$2,235	3%

	2020	2019	Fav/(Unfav)%
Operating earnings reported	$744	$1,081	(31)%
Total restructuring, net, impairment charges and business divestitures	288	—
Operating earnings adjusted	$1,032	$1,081	(5)%

	2020	2019	Fav/(Unfav) %
Net earnings attributable to W.W. Grainger, Inc. reported	$527	$746	(29)%
Total restructuring, net, impairment charges, business divestitures and tax (1)	153	—
Net earnings attributable to W.W. Grainger, Inc. adjusted	$680	$746	(9)%
(1) The tax impact of adjustments is calculated based on the income tax rate in each applicable jurisdiction, subject to deductibility limitations and the Company's ability to realize the associated tax benefits.

As noted in the table above, a large portion of the Company's SG&A increase for the nine months ended September 30, 2020 is due to the $177 million impairment of Fabory in the first quarter of 2020 and the loss on the divestiture of Fabory of approximately $109 million during the second quarter of 2020. Excluding restructuring, net, impairment charges and business divestitures in both periods as noted in the table above, SG&A decreased $56 million primarily due to reduced travel, depreciation and employee related expenses across all businesses.

Operating earnings for the nine months ended September 30, 2020 were $744 million, a decrease of $337 million, or 31%, compared to the same period in 2019. Excluding restructuring, net, impairment charges and business divestitures in both periods as noted in the table above, operating earnings decreased $49 million or 5%, driven by lower gross profit dollars partially offset by lower SG&A.

Other expense, net was $56 million for the nine months ended September 30, 2020, an increase of $14 million, or 35%, compared to the nine months ended September 30, 2019. The increase was primarily related to interest expense on the $500 million in senior notes issued in February 2020.

Income taxes of $118 million for the nine months ended September 30, 2020 decreased $143 million, or 55%, compared with $261 million for the comparable 2019 period. This decrease was primarily driven by lower taxable operating earnings for the nine-month period, tax losses in the Company's investment in Fabory per the impairment

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
and internal reorganization of the Company's holdings in Fabory in the first quarter of 2020 and tax impacts of the Fabory divestiture. Grainger's effective tax rates were 17.3% and 25.1% for the nine months ended September 30, 2020 and 2019, respectively, and this decrease is primarily due to the Fabory tax impacts.

Net earnings attributable to W.W. Grainger, Inc. for the nine months ended September 30, 2020 decreased $219 million or 29% to $527 million from $746 million for the nine months ended September 30, 2019. Excluding restructuring, net, impairment charges, business divestitures and tax from both periods in the table above, net earnings decreased $66 million, or 9%. The decrease in net earnings primarily resulted from lower gross profit dollars partially offset by lower SG&A.

Segment Analysis
The following comments at the segment and other businesses level include external and intersegment net sales and operating earnings. See Note 11 to the Financial Statements.

United States
Net sales were $6,823 million for the nine months ended September 30, 2020, an increase of $175 million, or 2.6%, compared to the same period in 2019. On a daily basis, net sales increased 2.1% and consisted of the following:

Percent Increase/(Decrease)
Volume (including product mix)	2.9%
Price and customer mix	(0.8)
Total	2.1%

Overall, revenue increases for the U.S. business were primarily driven by COVID-19 pandemic-related sales, which accounted for the majority of the sales growth beginning in March 2020. As a result of the COVID-19 pandemic, the U.S. business experienced strong sales volume of pandemic-related products from government, healthcare and other essential businesses; however, sales to non-essential and disrupted industries are down compared to 2019. See Note 4 to the Financial Statements for information related to disaggregated revenue. From a product perspective, the U.S. business experienced strong demand for COVID-19 pandemic-related products; however, this elevated demand was partially offset by lower demand of non-pandemic products.

Gross profit margin decreased 2.3 percentage points compared to the same period in 2019. The decrease was the result of product and customer mix. The business also experienced margin declines from higher sales of lower margin COVID-19 pandemic-related products. The Company expects these mix-related decreases to continue during the pandemic and expects increased levels of PPE, safety and cleaning product sales to large healthcare, government and critical manufacturing customers.

SG&A for the nine months ended September 30, 2020 decreased $13 million compared to the same period in 2019, which is primarily driven by reduced travel and depreciation expenses partially offset by incremental operating costs to support the U.S. business response to the COVID-19 pandemic and related activities.

Operating earnings of $1,012 million for the nine months ended September 30, 2020 decreased $76 million, or 7%, from $1,088 million for the nine months ended September 30, 2019. This decrease was driven primarily by lower gross profit dollars.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Canada
Net sales were $352 million for the nine months ended September 30, 2020, a decrease of $48 million, or 12.1%, compared to the same period in 2019. On a daily basis, net sales decreased 12.5% and consisted of the following:

Percent Decrease
Volume (including product mix)	(10.0)%
Foreign exchange	(1.6)
Price and customer mix	(0.9)
Total	(12.5)%

For the nine months ended September 30, 2020, volume was down 10.0 percentage points compared to the same period in 2019 primarily due to market share declines partially offset by COVID-19 pandemic-related product sales. During the first half of 2020, global oil prices declined sharply as a result of market forces. More than a fifth of sales for the Canada business are derived from the oil industry or ancillary segments. This current low-oil price environment could further reduce demand for the business, which is already negatively impacted by the COVID-19 pandemic.

The gross profit margin decreased 0.5 percentage point in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to negative price cost spread and COVID-19 pandemic-related mix impact.

SG&A decreased $17 million, or 13% in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This decrease was primarily due to lower variable costs from lower sales and cost management actions to improve SG&A leverage.

Operating losses were $4 million for both the nine months ended September 30, 2020 and 2019.

Other businesses
Net sales for other businesses were $2,065 million for the nine months ended September 30, 2020 an increase of $96 million, or 4.8% compared to the same period in 2019. On a daily basis, net sales increased 4.3% and consisted of the following:

Percent Increase/(Decrease)
Price/volume	7.7%
Business divestitures	(3.4)
Total	4.3%

The increase in net sales was driven by the endless assortment businesses, partially offset by lower performance in other international high-touch businesses, which were heavily impacted by pandemic-related slowdowns and the net impact of Fabory and China business divestitures. The endless assortments businesses benefited from COVID-19 pandemic-related sales and otherwise continued to see strong new customer acquisition during the nine months ended September 20, 2020.

Gross profit margin decreased 1.3 percentage points compared to the same period in 2019, driven by business unit mix from the faster growing endless assortment businesses as well as higher freight costs.

Operating losses of $56 million for the nine months ended September 30, 2020 decreased $143 million from operating earnings of $87 million in the comparable period from the prior year. Excluding restructuring, net, impairment charges and business divestitures in both periods as noted in the table above, operating earnings would have increased $27 million or 32%. This increase is primarily due to higher earnings in the endless assortment businesses resulting from strong revenue growth and SG&A leverage.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Financial Condition

Cash, Cash Equivalents and Liquidity
As of September 30, 2020 and December 31, 2019, Grainger had cash and cash equivalents of $859 million and $360 million, respectively. This increase in cash is primarily due to cash flows from operations, delayed capital investments and the pause of the share repurchase program. (See part II, Item A: “Risk Factors”, below, for an update to the Company’s risk factors in connection with the COVID-19 pandemic).

Grainger believes that, assuming its operations are not significantly impacted by the COVID-19 pandemic for a prolonged period, its current level of cash and cash equivalents, marketable securities and availability under its revolving credit facilities will be sufficient to meet its liquidity needs.
Cash Flows
Net cash provided by operating activities was $787 million and $770 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in cash provided by operating activities is primarily the result of lower net payments related to employee variable compensation and benefits paid under annual incentive plans and higher trade payables partially offset by investments in inventory.

Net cash used in investing activities was $132 million and $145 million for the nine months ended September 30, 2020 and 2019, respectively. This decrease in net cash used in investing activities was primarily driven by lower additions to property, buildings and equipment and intangibles.

Net cash used in financing activities was $147 million in the nine months ended September 30, 2020 compared to $875 million in the nine months ended September 30, 2019. The decrease in net cash used in financing activities was primarily driven by lower treasury stock repurchases.

Working Capital
Internally generated funds are the primary source of working capital and funds used for growth initiatives and capital expenditures.

Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt, current maturities of long-term debt and lease liabilities). Working capital as of September 30, 2020, was $2,278 million, an increase of $186 million when compared to $2,092 million as of December 31, 2019. The increase was primarily driven by an increase in accounts receivable and inventory. At these dates, the ratio of current assets to current liabilities was 2.7 and 2.6 for September 30, 2020 and December 31, 2019, respectively.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including revolving credit facilities. Total debt, which is defined as total interest-bearing debt (short-term, current maturities and long-term) and lease liabilities as a percent of total capitalization was 52.5% at September 30, 2020, and 54.3% at December 31, 2019.

Grainger receives ratings from two independent credit rating agencies: Moody's Investor Service (Moody's) and Standard & Poor's (S&P). Both credit rating agencies currently rate the Company's corporate credit at investment grade. The following table summarizes the Company's credit ratings at September 30, 2020:

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

Important factors that could cause actual results to differ materially from those presented or implied in the forward-looking statements include, without limitation: the unknown duration and health, economic, operational and financial impacts of the global outbreak of the coronavirus disease 2019 ("COVID-19") as well as the impact of the actions taken or contemplated by governmental authorities or others in connection with the COVID-19 pandemic on the Company’s businesses, its employees, customers and suppliers, including disruption to Grainger's operations resulting from employee illnesses, the development and availability of effective treatment or vaccines, any mandated facility closures of non-essential businesses, stay in shelter health orders or other similar restrictions for customers and suppliers, changes in customers' product needs, suppliers' inability to meet unprecedented demand for COVID-19 related products, the potential for government action to allocate or direct products to certain customers which may cause disruption in relationships with other customers, disruption caused by business responses to the COVID-19 pandemic, including working remote arrangements, which may create increased vulnerability to cybersecurity incidents, including breaches of information systems security, adaptions to the Company's controls and procedures required by working remote arrangements, including financial reporting processes, which could impact the design or operating effectiveness of such controls or procedures, and global or regional economic downturns or recessions, which could result in a decline in demand for the Company's products or limit the Company's ability to access capital markets on terms that are attractive or at all; higher product costs or other expenses; a major loss of customers; loss or disruption of sources of supply; increased competitive pricing pressures; failure to develop or implement new technology initiatives or business strategies; failure to adequately

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
protect intellectual property or successfully defend against infringement claims; fluctuations or declines in the Company's gross profit percentage; the Company's responses to market pressures; the outcome of pending and future litigation or governmental or regulatory proceedings, including with respect to wage and hour, anti-bribery and corruption, environmental, advertising, consumer protection, pricing (including disaster or emergency declaration pricing statutes), product liability, safety or compliance, or privacy and cybersecurity matters; investigations, inquiries, audits and changes in laws and regulations; failure to comply with laws, regulations and standards; government contract matters; disruption of information technology or data security systems involving the Company or third parties on which the Company depends; general industry, economic, market or political conditions; general global economic conditions including tariffs and trade issues and policies; currency exchange rate fluctuations; market volatility, including volatility or price declines of the Company's common stock; commodity price volatility; labor shortages; facilities disruptions or shutdowns; higher fuel costs or disruptions in transportation services; other pandemic diseases or viral contagions; natural and other catastrophes; unanticipated and/or extreme weather conditions; loss of key members of management; the Company's ability to operate, integrate and leverage acquired businesses; changes in effective tax rates; changes in credit ratings or outlook; the Company's incurrence of indebtedness and other factors identified under Part II, Item 1A: “Risk Factors” in the Company’s 2019 Form 10-K, as updated in the Company’s Quarterly Reports on Form 10-Q.

Caution should be taken not to place undue reliance on Grainger's forward-looking statements and Grainger undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

W.W. Grainger, Inc. and Subsidiaries

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As disclosed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk” in the Company's 2019 Form 10-K, Grainger’s primary market risk exposures include changes in foreign currency exchange and interest rates. In February 2020, the Company entered into certain derivative instruments to manage portions of these risks. A discussion of the Company’s accounting policies for derivative instruments and further disclosures are provided in Note 9 contained within Part I, Item 1, "Notes to Condensed Consolidated Financial Statements”.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in Grainger's internal control over financial reporting for the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

For a description of the Company’s legal proceedings, see Note 12 - Contingencies and Legal Matters - to the Condensed Consolidated Financial Statements included under Part 1, Item 1, "Financial Statements".

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities – Third Quarter

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1 - July 31	180	$341.05	—	2,742,555
August 1 - August 31	—		—	2,742,555
September 1 - September 30	770	$361.75	—	2,742,555
Total	950 (D)		—
(A)There were no shares withheld to satisfy tax withholding obligations.
(B)Average price paid per share includes any commissions paid.
(C)Purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors and announced April 24, 2019 (2019 Program). The 2019 Program authorizes the repurchase of up to 5 million shares with no expiration date.
(D)The difference of 950 shares between the Total Number of Shares Purchased and the Total Number of
Shares Purchased as Part of Publicly Announced Plans or Programs represents shares purchased by the administrator and record keeper of the W.W. Grainger, Inc. Employees Profit Sharing Plan for the benefit of the employees who participate in the plan.

Item 6.        Exhibits

A list of exhibits filed with this report on Form 10-Q is provided in the Exhibit Index on page 38 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. GRAINGER, INC.
Date:	October 22, 2020	By:	/s/ Thomas B. Okray
Thomas B. Okray, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Date:	October 22, 2020	By:	/s/ Eric R. Tapia
Eric R. Tapia, Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).