Form 10-K
period 2020-12-31
W.W. GRAINGER, INC.
filed 2021-02-24
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock	GWW	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒
The aggregate market value of the voting common equity held by nonaffiliates of the registrant was $15,084,028,289 as of the close of trading as reported on the New York Stock Exchange on June 30, 2020. The Company does not have nonvoting common equity.
The registrant had 52,375,717 shares of the Company’s Common Stock outstanding as of January 31, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed in connection with the annual meeting of shareholders to be held on April 28, 2021, are incorporated by reference into Part III hereof of this Form 10-K where indicated. The registrant's definitive 2020 proxy statement will be filed on or about March 18, 2021.

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
The Grainger Edge (Purpose, Aspiration, Strategy)
Grainger's framework, “The Grainger Edge”, uniquely defines the Company by describing why it exists, how it serves its customers and how its team members work together to achieve its objectives. Grainger’s purpose is to keep the world working. Whether that means helping a hospital focus on patient care, a manufacturing plant focus on building great products or a school focus on educating, Grainger and its team members help keep facilities running so customers can focus on what they do best.

The framework also outlines a set of principles that define the behaviors expected from Grainger’s team members in working with each other and their customers, supplier partners and communities. It is a basis for holding team members accountable to these principles and helps the company execute its strategy and create value for shareholders.

The Grainger Edge

Our Purpose | **We Keep the World Working**

Our Aspiration | **We relentlessly expand our leadership position by being the go-to partner for people who build and run safe, sustainable, and productive operations.**

Our Strategy

High-Touch Model

- Advantaged MRO solutions
- Differentiated sales and services
- Unparalleled customer service

Endless Assortment Model

- Expansive product assortment
- Innovative customer acquisition and retention capabilities

Our Principles

Start with the customer
Embrace curiosity
Act with intent
Compete with urgency
Win as one team
Invest in our success
Do the right thing

Business Model
Grainger's strategy is defined by its customers’ needs and the Company uses a combination of its high-touch and endless assortment businesses to serve the varying needs for customers of all sizes.

The high-touch model serves customers with complex buying needs, primarily in North America. This model helps Grainger deliver a great customer experience and develop deep customer relationships—whether onsite, at a branch, over the phone or online. Grainger creates value for customers through its sales and service representatives, technical product support, fulfillment capabilities, inventory management solutions and other services.

The endless assortment model is designed for customers with less complex needs and includes the Zoro brand in the United States (U.S.) and United Kingdom (U.K.) and MonotaRO in Japan. Customers buying through the endless assortment platforms have access to an expansive product assortment and can quickly find the products they need with an easy and streamlined online search experience. The assortment contains millions of Stock Keeping Units (SKUs), including products outside of traditional industrial MRO categories.

Competing with these two business models allows Grainger to leverage its scale and advantaged supply chain to meet the changing needs of its customers. The following provides a high-level view of each model:

Accelerated Growth
Grainger’s high-touch and endless assortment businesses are supported by Grainger's strong competencies to help drive accelerated growth across the MRO industry.
Geographic Overview
In the large and fragmented MRO industry, Grainger holds an advantaged position with its supply chain infrastructure, broad in-stock product offering, robust eCommerce platform and deep customer relationships.

While the global MRO market is vastly large, Grainger's estimated addressable market is more than $200 billion. Grainger is most successful in markets where it has scale positions in purchasing, supply chain and information technology (IT), and where a developed infrastructure exists. Those markets include North America, Europe and Japan. Each of these core markets has similar characteristics: the market is large, and the competition is highly fragmented. In total, Grainger estimates it has approximately 6% share within these markets with ample opportunity for growth.

Grainger’s two reportable segments are the U.S. and Canada through December 31, 2020, and are further described below. Other businesses include the endless assortment businesses, Zoro in the U.S. and the U.K. and MonotaRO in Japan, and smaller international businesses primarily in the U.K. and Mexico. Effective January 1, 2021, Grainger’s two reportable segments are High Touch – North America and Endless Assortment to align with Grainger's two distinct business models. For further segment and financial information, see Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 1 to the Consolidated Financial Statements (Financial Statements), included in Part II, Item 8: Financial Statements and Supplementary Data of this report, which is incorporated herein by reference.

The table below shows Grainger's estimated share of the MRO market and the summary of its operations by reportable segments and other businesses as of December 31, 2020:

	Approximate Market Share	Distribution Centers (DCs)(1)	Branches(1)	Approximate Number of Customers Served (thousands)(2)
United States - high touch business	7%	17	287	1,100
Canada - high-touch business	4%	5	49	50
Other businesses:
Endless assortment businesses	3%	4	—	3,800
International high-touch businesses	2%	3	71	50
Total	6%	29	407	5,000
(1) See Item 2: Properties for more information.
(2) Customers served in the U.S. may include overlap with Zoro within the endless assortment businesses.

Customers
Approximately 5 million customers worldwide rely on Grainger for MRO products and services representing a broad collection of industries, including, but not limited to commercial, government, healthcare and manufacturing.

Grainger's high-touch and endless assortment businesses appeal to varying customer needs and complexities as follows:

Products
More than 4,500 suppliers worldwide provide Grainger businesses with about 1.5 million products stocked in DCs and branches. Additionally, Grainger’s endless assortment businesses offer approximately 26 million products through the Company's expanding drop-ship assortment. No single supplier comprised more than 5% of Grainger's total purchases and no significant barriers exist with respect to sources of supply.

Grainger’s MRO product offering is grouped under several broad categories, including material-handling equipment, safety and security supplies, lighting and electrical products, power and hand tools, pumps and plumbing supplies, cleaning and maintenance supplies and metalworking tools. Products are regularly added and removed from Grainger's product lines on the basis of customer demand, market research, suppliers' recommendations, sales volumes and other factors. No single product category comprises more than 19% of global sales.

Coronavirus (COVID-19) Pandemic Response
In response to the COVID-19 pandemic, the Company built and executed a pandemic-response focused on serving customers, supporting team members, and ensuring the Company remains financially strong. Grainger is an essential business, allowing the Company to serve its customers with needed supplies and services throughout the pandemic and recovery. As the pandemic evolved throughout 2020, the Company has continually shifted accordingly to ensure the Company is well positioned to continue executing its priorities. See Part II: Item 7: MD&A and refer to the Impact of the COVID-19 Pandemic on Grainger Businesses for further details.

United States - High-Touch
The U.S. business offers a broad selection of MRO products and services through its eCommerce platforms, catalogs, branches and sales and service representatives. A combination of product breadth, local availability, speed of delivery, detailed product information and competitively priced products and services is provided by this business.

Sales in 2020 were made to approximately 1 million customers and no single end customer accounted for more than 3% of total sales. U.S. business customers range from mid-sized businesses to large corporations, government entities and other institutions within many industries. Macro trends and technology drive the way U.S. business customers behave. High-touch customers desire highly tailored solutions with real-time access to information and efficient delivery of products and services. These trends are reflected in how customers do business as demonstrated in the following tables for the 2020 line mix:

Order Origination		Order Fulfillment
Digital channels:		Direct-to-customer:
Website	32%	Ship to Customer	73%
EDI/ePro	28%	KeepStock®	15%
KeepStock®	15%	Subtotal	88%
Subtotal	75%	Branch Pick-up	12%
Non-digital channels:		Total	100%
Branch	6%
Phone	19%
Subtotal	25%
Total	100%

Customers have access to more than 1.5 million products through Grainger.com and other branded websites. Grainger.com provides real-time price and product availability, detailed product information and features such as product search and compare capabilities. For customers with sophisticated electronic purchasing platforms, the U.S. high-touch business utilizes technology that allows these systems to communicate directly with Grainger.com. The majority of products sold by the U.S. business are third-party owned products. In addition, approximately 20% of 2020 U.S. business sales were private label MRO items bearing Grainger’s registered trademarks, including DAYTON®, SPEEDAIRE®, AIR HANDLER®, TOUGH GUY®, WESTWARD®, CONDOR® and LUMAPRO®. Grainger has taken steps to protect these trademarks against infringement and believes that they will remain available for future use in its business.

Sales and service representatives in the U.S. high-touch business drive relationships with customers by helping select the right products for their needs and reducing costs by utilizing Grainger as a consistent source of supply. Additionally, inventory management through KeepStock® allows the U.S. high-touch business to help customers be more productive. KeepStock® is a comprehensive program that includes vendor-managed inventory, customer-managed inventory and onsite vending machines.

DCs are the primary order fulfillment channel with approximately 73% of direct shipments. Automation in the DCs allows the majority of orders to ship complete with next-day delivery and replenish branches that provide same-day availability to customers. The U.S. business DC network is also a primary component of Grainger’s North American distribution network and it supplies inventory, product management, supply chain and related support services to all Grainger subsidiaries in the North American region including Zoro, the U.S. endless assortment business. Approximately 32%, 59%, and 92% of inventory purchases in 2020 for the Canadian business, Mexican business and Zoro, respectively, were sourced from the U.S. business.
Branches in the U.S. high-touch business serve the immediate needs of customers by allowing them to directly pick up items and leverage branch staff for their technical product expertise and search-and-select support. Branches also fulfill local KeepStock® operations in their local markets.

The U.S. business houses the North American Customer Service Centers which support the needs of customers in the U.S. and Canada. The centers handle more than 62,000 daily customer interactions for the region via phone, email, eCommerce portals and online chat.

Canada - High-Touch
The Canada business provides a combination of product breadth, local availability, speed of delivery, detailed product information and competitively priced products and services. The Canada business primarily serves Canadian customers through its integrated DC and branch network as well as sales and service representatives.

Other Businesses
Other businesses is comprised of the endless assortment businesses, Zoro and MonotaRO, and smaller international high-touch businesses primarily in the U.K. and Mexico.

Zoro - Endless Assortment in the U.S.
Zoro is an online MRO distributor, primarily serving U.S. customers through its website, Zoro.com. With sales of more than $700 million in 2020, Zoro offers an expansive selection of approximately 6 million products to its customers. Zoro has no branches or sales representatives, and customer orders are fulfilled through the U.S. business supply chain and third parties.

MonotaRO - Endless Assortment in Japan
Grainger operates in Japan primarily through its majority interest in MonotaRO. MonotaRO had more than $1.4 billion in revenue in 2020 and provides customers with access to approximately 20 million MRO products primarily through its websites and catalogs. A majority of orders are conducted through MonotaRO.com and fulfilled from its DCs and third parties. MonotaRO also operates in other Asian countries, which represent less than 5% of their sales.

Seasonality
Grainger sells products that may have seasonal demand fluctuations during the winter or summer seasons or during periods of natural disasters. However, historical seasonality impacts have not been material to Grainger’s operating results.

Competition
In the large and fragmented MRO industry, Grainger faces competition from a variety of competitors, including manufacturers (including some of its own suppliers) that sell directly to certain segments of the market, wholesale distributors, retailers and internet-based businesses. Also, competitors vary by size, from large broad line distributors and eCommerce retailers to small local and regional competitors, with a high degree of overlap for both business models. Grainger differentiates itself by providing local product availability, a broad product line, sales and service representatives, catalogs (which include product descriptions and, in certain cases, extensive technical and application data) and advanced electronic and eCommerce technology. Grainger also offers other services, such as inventory management and technical support.

Government Regulations
Grainger’s business is subject to a wide array of laws, regulations and standards in each domestic and foreign jurisdiction where Grainger operates. In addition to Grainger’s U.S. operations, which in 2020 generated approximately 78% of its consolidated net sales, Grainger operates its business principally through wholly-owned subsidiaries in Canada, China, Mexico and the U.K., and through its majority-owned subsidiary in Japan. Compliance with these laws, regulations and standards requires the dedication of time and effort of employees as well as financial resources. In 2020, compliance with the applicable laws, regulations and standards did not have a material effect on capital expenditures, earnings or competitive position. For a discussion of the risks associated with government regulations that may materially impact Grainger, please see Item 1A: Risk Factors.

Human Capital Resources
As of December 31, 2020, Grainger had approximately 23,100 employees worldwide, of whom approximately 21,800 were full-time and 1,300 were part-time or temporary. Approximately 86% of these employees resided in North America, 8% in Asia and 6% in Europe. Grainger has not experienced any major work stoppages and considers employee relations to be good.

The Company strongly believes that its corporate culture must be aligned with its business strategy and aspiration to create value. To that end, Grainger's Board of Directors and senior management are actively involved in cultivating Grainger’s culture. Grainger believes that a purpose-driven culture is an asset that creates a sustainable, competitive advantage for the Company. Building on its strong foundation while evolving a framework to address future challenges is critical to Grainger’s continued success.

The Company has in place a strategic framework, The Grainger Edge, which defines who Grainger is, why Grainger exists, and how team members work together to achieve Grainger’s objectives.

The Grainger Edge outlines Grainger's purpose, aspiration, strategy and principles, which are foundational to its culture. The Grainger Edge principles are:

•Start with the Customer	•Win as One Team
•Embrace Curiosity	•Invest in our Success
•Act with Intent	•Do the Right Thing
•Compete with Urgency

Grainger’s culture and principles help the Company attract, retain, motivate and develop its workforce and help drive employee engagement. The Company believes an engaged workforce leads to a more innovative, productive and profitable company and measures employee engagement on an ongoing basis. The results from engagement surveys are used to implement programs and processes designed to enhance Grainger’s inclusive culture.

The Grainger Edge principles also guide the Company’s actions supporting health and safety, diversity, equity and inclusion, and team member experience.

Health and Safety
Grainger is committed to providing a safe work environment and ensuring team members are properly prepared to perform the many tasks required to support customers. The Company’s Environmental, Health and Safety (EHS) program is designed to integrate EHS initiatives into Grainger’s business operations and comply with applicable regulations. To that end, the Company requires each of its locations to perform regular safety audits to confirm proper safety policies, programs, procedures and training are in place.

The Company promotes a culture of safety and education. Operational team members must complete routine training to fully understand the expectation of behaviors defined by the Company’s global EHS policy. Grainger also leverages external partnerships to support its EHS professionals and is a member of the Campbell Institute of the National Safety Council, whose mission is to use research, education and advocacy to eliminate preventable injuries and deaths. Managing and reducing risks at DCs and other facilities remain a core focus, and injury rates continue to be low. In 2020, the Company’s Occupational Safety and Health Administration (OSHA) North American Total Recordable Incident Rate was 1.2 and the Company’s OSHA Lost Time Incident Rate was 0.3 based upon the number of incidents per 100 employees (or per 200,000 work hours).

At the onset of the COVID-19 pandemic, Grainger established a task force to help ensure the Company’s actions around team members and facilities meet the rigorous guidelines from the Centers for Disease Control and the World Health Organization and to work with state and local health officials to help ensure its team members and facilities were safe and compliant. To minimize exposure and slow down the rate of infection, Grainger established a mandatory work remote policy for all team members who are able to do so. For team members who must be on-site, whether to ship products or serve customers, Grainger instituted temperature checks and social distancing practices, provided essential personal protective equipment (PPE) to employees, increased cleaning procedures and offered premium pay as well as pandemic absence pay to cover lost wages.

Diversity, Equity and Inclusion
Grainger has a diverse talent pipeline to live its principles, foster innovation, build high performing teams and drive business results. The Company understands that future business success requires a mix of current and new skill sets, multiple experiences, and a diversity of backgrounds and perspectives, hence the Company's hiring, retention and promotion practices reflect this priority. The Company aspires to and promotes a welcoming, inclusive culture that values all people – regardless of sex, gender, race, color, religion, national origin, age, disability, veteran status, sexual orientation, gender expression or experiences – through recruiting outreach, internal networking, business resource groups and mentoring programs.
Grainger's commitment to diversity, equity and inclusion starts at the top. The Company’s Board of Directors is comprised of 25% female and approximately 33% racially and ethnically diverse directors. Grainger also maintains this strong commitment at its senior management level and throughout the organization. Of Grainger's six executive officers, 50% are women and approximately 33% are racially and ethnically diverse. As of December 31, 2020, within Grainger’s U.S. workforce, approximately 38% of team members were women and approximately 35% team members were racially and ethnically diverse.

The Company is a signatory to The Chicago Network Equity Pledge and has committed to striving to achieving 50% representation of women in leadership positions by 2030. In 2020, the Company earned the top score of 100% on the 2020 Corporate Equality Index. Additionally, the Company attained a 90% rating in the Disability Equality Index for the second consecutive year, and was designated as one of the "Best Places to Work for Disability Inclusion" for the fourth consecutive year.

Team Member Experience
Grainger believes that a great customer experience starts with a great team member experience. The Company is committed to providing its team members with resources designed to help them succeed. Grainger focuses on creating opportunities for employee growth, development and training education, offering a comprehensive talent program that continues throughout a team member’s career. This talent program is comprised of performance management, career management, professional development learning opportunities and milestone leadership development programs.

Grainger believes that its future success is highly dependent upon the Company’s continued ability to attract, retain and motivate employees. As part of its efforts in these areas, the Company offers competitive compensation and benefits to meet the diverse needs of team members and support their health and well-being, financial future and work-life balance. Team members are given access to health plan resources which include 24-hour virtual health services, disease management, tobacco cessation, parental support, stress management and weight loss programs with access to online support communities. In addition, Grainger provides retirement savings, paid holidays and time off, educational assistance and income protection benefits as well as a variety of other programs to U.S. team members.

Available Information
Grainger makes available free of charge, through its website, http://www.invest.grainger.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after these materials are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC). The content of Grainger’s website is not incorporated by reference into this Form 10-K or in any other report or document filed with the SEC, and any references to Grainger’s website are intended to be inactive textual references only. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Information about Executive Officers
Following is information about the executive officers of Grainger including age as of January 31, 2021. Executive officers of Grainger generally serve until the next annual appointment of officers, or until earlier resignation or removal.

Name and Age	Positions and Offices Held and Principal Occupation and Employment During the Past Five Years
Kathleen S. Carroll (52)
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

John L. Howard (63)
Senior Vice President and General Counsel, a position assumed in 2000. Previously, Mr. Howard served in several roles of increasing responsibility at Tenneco, Inc., a global conglomerate including Vice President – Law. Prior to that role, Mr. Howard held a variety of legal positions in the federal government, including Associate Deputy Attorney General in the U.S. Department of Justice and in The White House as Counsel to the Vice President.

D.G. Macpherson (53)
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

Deidra C. Merriwether (52)
Senior Vice President and Chief Financial Officer, a position assumed in January 2021. Previously, Ms. Merriwether served as Senior Vice President and President, North American Sales & Services of the Company, a position assumed in January 2020, Senior Vice President, U.S. Direct Sales and Strategic Initiatives, a position assumed in September 2017, Vice President, Pricing and Indirect Procurement, a position assumed in 2016, and as Vice President, Finance, Americas, a position assumed in September 2013. Prior to Grainger, Ms. Merriwether held various positions across finance, procurement and operations at Sears Holdings Corporation, a broadline retailer, including as Chief Operating Officer, Retail Formats, PriceWaterhouseCoopers, a global professional services firm, and Eli Lilly & Company, a global pharmaceutical company.

Paige K. Robbins (52)
Senior Vice President and President, Grainger Business Unit, a position assumed in January 2021. Previously, Ms. Robbins served as Senior Vice President and Chief Technology, Merchandising, Marketing and Strategy Officer, a position assumed in November 2019, Senior Vice President and Chief Merchandising, Marketing, Digital, Strategy Officer, a position assumed in May 2019, Senior Vice President and Chief Digital Officer, a position assumed in September 2017, and Senior Vice President, Global Supply Chain, Branch Network, Contact Centers and Corporate Strategy, a position assumed in 2016. Since joining Grainger in September 2010, Ms. Robbins has held various positions as a Vice President, including in the areas of global supply chain and logistics.

Eric R. Tapia (44)
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

Grainger’s business and operations have been and may continue to be adversely affected by the global outbreak of the Coronavirus (COVID-19) pandemic and may be adversely affected by other global outbreaks of pandemic disease.
Any global outbreaks of pandemic disease, such as the COVID-19 pandemic, could have a material adverse effect on Grainger’s business, results of operations and financial condition, including liquidity, capital and financing resources.

The COVID-19 pandemic has disrupted and adversely affected Grainger’s business, including its business with customers and suppliers. Grainger has experienced customer disruptions to their ability or willingness to purchase Grainger products, customer delays in making purchasing decisions, shifts in the types and quantities of products purchased and, in some cases, diminished customer loyalty and retention rates. These may continue to persist during and beyond the COVID-19 pandemic. Grainger has also experienced and may continue to experience supplier disruptions to their supply chains, supplier inability to manufacture or sell products to Grainger or meet the unprecedented demand for pandemic-related products, rapid shifts in the type, quantity or quality of products sold, and higher product costs. Additional effects on Grainger's business include disruptions or closures of customer and supplier facilities, and their ability to continue as a going concern. Furthermore, Grainger's ability to collect its accounts receivable or receive product ordered from suppliers, as customers and suppliers face higher liquidity and solvency risks and seek terms that are less favorable to Grainger, may adversely affect the Company’s business. These developments, alone or in combination, could materially adversely affect Grainger’s future sales and results of operations.

The effects of the COVID-19 pandemic on Grainger also include restrictions on Grainger’s employees’ ability to visit customers and many of Grainger’s employees’ ability to work in offices or at facilities, as well as disruptions or temporary closures of the Company’s facilities, including distribution centers, branches, and support buildings. Some actions that Grainger has taken in response to the COVID-19 pandemic, including enabling remote working arrangements, may create increased vulnerability to cybersecurity incidents, including breaches of information systems security, which could damage Grainger’s reputation and commercial relationships, disrupt operations, increase costs and/or decrease revenues, and expose Grainger to claims from customers, suppliers, financial institutions, regulators, payment card association, employees and others. In addition, Grainger’s remote working arrangements have required the Company to make adaptions to its controls and procedures, including to its financial reporting processes, that could impact the design or operating effectiveness of such controls or procedures.

Furthermore, as result of surges in demand and disruptions in supply chains, including in China and other locations, the COVID-19 pandemic has resulted in shortages of certain PPE, cleaning supplies and other products, which may materially impact Grainger's ability to obtain or deliver inventory to customers on a timely basis or at all. While Grainger attempts to maintain sufficient inventory levels to meet quickly shifting customer demand patterns and supplier lead time requirements, which may become extended due to the pandemic demand increase, the Company cannot be certain it will be able to accurately predict demand or lead times, which might cause it to be unable to service customer demand or expose it to risks of product shortages, or acquire excess inventory, which could lead to additional inventory carrying costs and inventory obsolescence.

Pandemic product shortages may also require the Company to attempt to procure products from new suppliers or through brokers with whom it has a limited or no prior relationship. Despite due diligence and product compliance protocols, the products from these sources may not be delivered on a timely basis or at all, or their quality may not be as represented, all of which could cause Grainger to incur costs, including the expense of procuring alternate products or recalling or replacing products in addition to other adverse impacts to Grainger’s business.

Moreover, global outbreaks such as the COVID-19 pandemic have resulted in a widespread health crisis that has adversely affected and could continue to adversely affect the economies of many countries, resulting in a global or regional economic downturn or recession. Any such recession could result in a significant decline in demand for the

Company’s products or limit Grainger’s ability to access capital markets on terms that are attractive or at all, any of which could materially adversely affect the Company’s business, results of operations and financial condition.

The duration and ultimate impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition, including liquidity, capital and financing resources, will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be predicted at this time. Such factors and developments may include the geographic spread, severity and duration of the COVID-19 pandemic, including whether there are periods of increased COVID-19 cases, disruption to Grainger’s operations resulting from employee illnesses, the development, availability and administration of effective treatment or vaccines, the extent and duration of the impact on the U.S. or global economy, including the pace and extent of recovery when the pandemic subsides, and the actions that have been or may be taken by various governmental authorities in response to the outbreak, including current and future health and safety measures, such as mandatory facility closures of non-essential businesses, stay in shelter health orders or similar restrictions, social distancing mandates and travel bans, import and export restrictions, pricing mandates, including disaster or emergency declaration pricing statutes, and mandatory directives that certain products be allocated or provided to certain customers, which could disrupt the Company’s relationship with customers, among other actions. If the Company is unable to respond to and manage the impact of these events, the Company’s business and results of operations may continue to be adversely affected.

Weakness in the economy, market trends and other conditions affecting the profitability and financial stability of Grainger’s customers could negatively impact Grainger’s sales growth and results of operations.
Economic, political and industry trends affect Grainger’s business environments. Grainger serves several industries and markets in which the demand for its products and services is sensitive to the production activity, capital spending and demand for products and services of Grainger’s customers. Many of these customers operate in markets that are subject to cyclical fluctuations resulting from market uncertainty, trade and tariff policies, costs of goods sold, currency exchange rates, central bank interest rate changes, foreign competition, offshoring of production, oil and natural gas prices, geopolitical developments, labor shortages, inflation, natural or human induced disasters, extreme weather, outbreaks of pandemic disease such as the COVID-19 pandemic, deflation, and a variety of other factors beyond Grainger’s control. Any of these factors could cause customers to idle or close facilities, delay purchases, reduce production levels, or experience reductions in the demand for their own products or services.

Any of these events could also reduce the volume of products and services these customers purchase from Grainger or impair the ability of Grainger’s customers to make full and timely payments and could cause increased pressure on Grainger’s selling prices and terms of sale. Accordingly, a significant or prolonged slowdown in economic activity in Canada, China, Japan, Mexico, the U.K., the U.S. or any other major world economy, or a segment of any such economy, could negatively impact Grainger’s sales growth and results of operations.

The facilities maintenance industry is highly competitive, and changes in competition could result in decreased demand for Grainger’s products and services.
Grainger competes in a variety of ways, including product assortment and availability, services offered to customers, pricing, purchasing convenience, and the overall experience Grainger offers. This includes the ease of use of Grainger’s high-touch operations (branches and digital platforms) and delivery of products.

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

To remain competitive, the Company must be willing and able to respond to market pressures. Downward pressure on sales prices, changes in the volume of orders, and an inability to pass higher product costs on to customers could cause Grainger’s gross profit percentage to fluctuate or decline. Grainger may not be able to pass rising product costs to customers if those customers have ready product or supplier alternatives in the marketplace. These pressures could have a material effect on Grainger’s sales and profitability. If the Company is unable to grow sales or reduce costs, among other actions, the Company’s results of operations and financial condition may be adversely affected.

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
Some of Grainger’s products contain significant amounts of commodity-priced materials, such as steel, copper, petroleum derivatives, rare earth minerals, or other materials or inputs required to manufacture PPE and other pandemic-related products and are subject to price changes based on fluctuations in the commodities market. The price of commodities has historically been subject to substantial volatility, which among other things, could be driven by economic, monetary, political or weather-related factors. Fluctuations in the price of fuel or increased demand for freight services, including as a result of outbreaks of pandemic disease such as the COVID-19 pandemic, could affect transportation costs. Grainger’s ability to pass on such increases in costs in a timely manner depends on market conditions. The inability to pass along cost increases could result in lower gross margins. In addition, higher prices could reduce demand for these products, resulting in lower sales volumes.

Unexpected product shortages, tariffs, product cost increases and risks associated with Grainger’s suppliers could negatively impact customer relationships or result in an adverse impact on results of operations.
Grainger’s competitive strengths include product selection and availability. Products are purchased from more than 4,500 suppliers located in various countries around the world, not one of which accounted for more than 5% of total purchases.

While Grainger has not generally encountered significant difficulty in procuring sources of supply, disruptions could occur due to factors beyond Grainger’s control. These factors could include economic downturns, outbreaks of pandemic disease such as the COVID-19 pandemic (which from time to time has resulted in some shortages of PPE, cleaning supplies and other products), natural or human induced disasters, extreme weather, geopolitical unrest, tariffs, new tariffs or tariff increases, trade issues and policies, detention orders or withhold release orders on imported products, labor problems experienced by Grainger’s suppliers, transportation availability and cost, shortage of raw materials, unilateral product cost increases by suppliers of products in short supply, inflation and other factors, any of which could adversely affect a supplier’s ability to manufacture or deliver products or could result in an increase in Grainger’s product costs.

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

Changes in customer base or product mix could cause changes in Grainger’s revenue or gross margin, or affect Grainger’s competitive position.
From time to time, Grainger experiences changes in customer base and product mix that affect gross margin. Changes in customer base and product mix result primarily from business acquisitions, changes in customer demand, customer acquisitions, selling and marketing activities, competition and the increased use of eCommerce by Grainger and its competitors. For example, as a result of the COVID-19 pandemic, the Company has sold higher volumes of lower-margin pandemic-related products to larger, lower-margin customers, while non-pandemic sales have decreased.

In addition, Grainger has entered, and may in the future continue to enter, into contracts with group purchasing organizations (“GPOs”) that aggregate the buying power of their member customers in negotiating selling prices. If the Company is unable to enter into, or sustain, contractual arrangements on a satisfactory commercial basis with GPOs, Grainger's results of operations could be adversely affected.

As customer base and product mix change over time, Grainger must identify new products, product lines and services that respond to industry trends and customer needs. The inability to introduce new products and services and effectively integrate them into Grainger’s existing mix could have a negative impact on future sales growth and Grainger’s competitive position.

Disruptions in Grainger’s supply chain could result in an adverse impact on results of operations.
The occurrence of one or more natural or human induced disasters, including earthquakes, storms, hurricanes, floods, fires, droughts, tornados and other extreme weather; pandemic diseases or viral contagions such as the COVID-19 pandemic; geopolitical events, such as war, civil unrest or terrorist attacks in a country in which Grainger operates or in which its suppliers are located; and the imposition of measures that create barriers to or increase the costs associated with international trade could result in disruption of Grainger’s logistics or supply chain network. For example, the outbreak of the COVID-19 pandemic has disrupted and may continue to disrupt the operations of the Company and its suppliers and customers. Any such disruption or other catastrophic event could cause one or more of Grainger’s distribution centers or branches to become non-operational, adversely affect Grainger’s ability to obtain or deliver inventory in a timely manner, impair Grainger’s ability to meet customer demand for products, result in lost sales, additional costs, or penalties, or damage Grainger’s reputation. Grainger’s ability to provide same-day shipping and next-day delivery is an integral component of Grainger’s business strategy and any such disruption could adversely impact results of operations and financial performance.

Interruptions in the proper functioning of information systems could disrupt operations and cause unanticipated increases in costs and/or decreases in revenues.
The proper functioning of Grainger’s information systems is critical to the successful operation of its business. Grainger continues to invest in software, hardware and network infrastructures in order to effectively manage its information systems. Although Grainger’s information systems are protected with robust backup and security systems, including physical and software safeguards and remote processing capabilities, information systems are still vulnerable to damage or interruption from natural or human induced disasters, extreme weather, power losses, telecommunication failures, user error, third party actions such as malicious computer programs, denial-of-service attacks and cybersecurity breaches, and other problems. In addition, from time to time Grainger relies on the information technology (IT) systems of third parties to assist in conducting its business.

If Grainger’s systems or those of third parties on which Grainger depends are damaged, breached or cease to function properly, Grainger may have to make a significant investment to repair or replace them and may suffer interruptions in its business operations in the interim. If critical information systems fail or otherwise become unavailable, Grainger’s ability to operate its eCommerce platforms, process orders, maintain proper levels of inventories, collect accounts receivable, disburse funds, manage its supply chain, monitor results of operations, and process and store employee or customer data, among other functions, could be adversely affected. Any such interruption of Grainger’s information systems could have a material adverse effect on its business or results of operations.

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

Cyber threats are rapidly evolving and those threats and the means for obtaining access to information in digital and other storage media are becoming increasingly sophisticated. Each year, cyber-attackers make numerous attempts to access the information stored in the Company’s information systems. If successful, these attacks may expose Grainger to risk of loss or misuse of proprietary or confidential information or disruptions of business operations.

Grainger's IT infrastructure also includes products and services provided by suppliers, vendors and other third parties, and these providers can experience breaches of their systems and products that impact the security of systems and proprietary or confidential information. Moreover, from time to time, Grainger may share information with these third parties in connection with the products and services they provide to the business. While Grainger requires assurances that these third parties will protect confidential information, there is a risk that the confidentiality of data held or accessed by them may be compromised. If successful, those attempting to penetrate Grainger’s or its vendors’ information systems may misappropriate intellectual property or personally identifiable, credit card, confidential, proprietary or other sensitive customer, supplier, employee or business information, or cause systems disruption. While many of Grainger's agreements with these third parties include indemnification provisions, the Company may not be able to recover sufficiently, or at all, under such provisions to adequately offset any losses it may incur.

Moreover, the Company may face the threat to its computer systems of unauthorized access, computer hackers, computer viruses, malicious code, ransomware, phishing, organized cyber-attacks and other security problems and system disruptions. Such tactics may also seek to cause payments due to or from the Company to be misdirected to fraudulent accounts, which may not be recoverable by the Company.

In addition, a Grainger employee, contractor or other third party with whom Grainger does business may attempt to circumvent security measures in order to obtain such information or inadvertently cause a breach involving such information. Further, Grainger’s systems are integrated with customer systems in certain cases, and a breach of the Company’s information systems could be used to gain illicit access to a customer’s systems and information.

Grainger maintains information security staff, policies and procedures for managing risk to its information security systems, conducts employee awareness training of cybersecurity threats and routinely utilizes consultants to assist in evaluating the effectiveness of the security of its IT systems. While Grainger has instituted these and other safeguards for the protection of information, because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, Grainger may be unable to anticipate these techniques or implement adequate preventative measures. Any breach of Grainger’s security measures or any breach, error or malfeasance of those of its third party service providers could cause Grainger to incur significant costs to protect any customers, suppliers, employees, and other parties whose personal data is compromised and to make changes to its information systems and administrative processes to address security issues. In addition, although Grainger maintains insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber and information security risks, such insurance coverage may be insufficient to cover all losses.

Grainger continuously evaluates the need to upgrade and/or replace its systems and network infrastructure to protect its computing environment, to stay current on vendor supported products and to improve the efficiency of its systems and for other business reasons. The implementation of new systems and IT could adversely impact its operations by imposing substantial capital expenditures, demands on management time and risks of delays or difficulties in transitioning to new systems. In addition, the Company's systems implementations may not result in productivity improvements at the levels anticipated. Systems implementation disruption and any other IT disruption, if not anticipated and appropriately mitigated, could have an adverse effect on its business.

Loss of customer, supplier, employee or intellectual property or other business information or failure to comply with data privacy and security laws could disrupt operations, damage Grainger’s reputation and expose Grainger to claims from customers, suppliers, financial institutions, regulators, payment card associations, employees and others, any of which could have a material adverse effect on Grainger, its financial condition and results of operations. In the past, Grainger has experienced certain cybersecurity incidents. In each instance, Grainger provided notifications and adopted remedial measures. While these incidents have not been deemed to be material to Grainger, there can be no assurance that a future breach or incident would not be material to Grainger’s operations and financial condition.

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
Grainger’s exposure to fluctuations in foreign currency rates results primarily from the translation exposure associated with the preparation of the Consolidated Financial Statements (Financial Statements), as well as from transaction exposure associated with transactions in currencies other than an entity’s functional currency. While the Financial Statements are reported in U.S. dollars, the financial statements of Grainger’s subsidiaries outside the U.S. are prepared using the local currency as the functional currency and translated into U.S. dollars. In addition, Grainger is exposed to foreign currency exchange rate risk with respect to the U.S. dollar relative to the local currencies of Grainger’s international subsidiaries, primarily the Canadian dollar, euro, pound sterling, Mexican peso, renminbi and yen, arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries, sales to customers, purchases from suppliers, and bank loans and lines of credit denominated in foreign currencies. Grainger also has foreign currency exposure to the extent receipts and expenditures are not denominated in a subsidiary’s functional currency and that could have an impact on sales, costs and cash flows. These fluctuations in foreign currency exchange rates could affect Grainger’s results of operations and impact reported net sales and net earnings.

In order to compete, Grainger must attract, retain, train, motivate, develop and transition key employees, and the failure to do so could have an adverse effect on results of operations.
In order to compete and have continued growth, Grainger must attract, retain, train, motivate, develop and transition executives and other key employees, including those in managerial, technical, sales, marketing and IT support positions. Grainger competes to hire employees and then must train them and develop their skills and competencies. The Company's employee hiring and retention also depend on its ability to build and maintain a diverse and inclusive workplace culture that enables its employees to thrive.

Grainger’s results of operations could be adversely affected by increased costs due to increased competition for diverse talent, higher employee turnover, increased employee benefit costs, failure to successfully hire executives and key employees or the loss of executives and key employees. Further, changes in the Company's management team may be disruptive to its business, and any failure to successfully transition and assimilate key new hires or promoted employees could adversely affect its business and results of operations.

Grainger’s continued success is substantially dependent on positive perceptions of Grainger’s reputation.
One of the reasons customers choose to do business with Grainger and employees choose Grainger as a place of employment is the reputation that Grainger has built over many years. Grainger devotes time and resources to environmental, social and governance (ESG) efforts that are consistent with its corporate values and are designed to strengthen its business and protect and preserve its reputation, including programs driving ethics and corporate responsibility, strong communities, diversity, equity and inclusion, gender equality and environmental sustainability. Grainger’s failure to execute its ESG programs as planned could adversely affect the Company’s reputation, business and financial performance. To be successful in the future, Grainger must continue to preserve, grow and leverage the value of Grainger’s brand. Reputational value is based in large part on perceptions of subjective qualities. Even an isolated incident, or the aggregate effect of individually insignificant incidents, can erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation, and as a result, could tarnish Grainger’s brand and lead to adverse effects on Grainger’s business.

Grainger is subject to various domestic and foreign laws, regulations and standards. Failure to comply or unforeseen developments in related contingencies such as litigation could adversely affect Grainger’s financial condition, results of operations and cash flows.
Grainger’s business is subject to legislative, legal, and regulatory risks and conditions specific to the countries in which it operates. In addition to Grainger’s U.S. operations, which in 2020 generated approximately 78% of its consolidated net sales, Grainger operates its business principally through wholly-owned subsidiaries in Canada, China, Mexico, and the U.K., and its majority-owned subsidiary in Japan.

The wide array of laws, regulations and standards in each domestic and foreign jurisdiction where Grainger operates, include, but are not limited to: advertising and marketing regulations, anti-bribery and corruption laws, anti-competition regulations, data protection (including, because Grainger accepts credit cards, the Payment Card Industry Data Security Standard), data privacy (including in the U.S., the California Consumer Privacy Act, and in the European Union, the General Data Protection Regulation 2016) and cybersecurity requirements (including protection of information and incident responses), environmental protection laws, foreign exchange controls and cash repatriation restrictions, health and safety laws, import and export requirements, intellectual property laws, labor laws (including federal and state wage and hour laws), product compliance or safety laws, supplier regulations regarding the sources of supplies or products, tax laws (including as to U.S. taxes on foreign subsidiaries), unclaimed property laws and laws, regulations and standards applicable to other commercial matters. Moreover, Grainger is also subject to audits and inquiries in the normal course of business.

Failure to comply with any of these laws, regulations and standards could result in civil, criminal, monetary and non-monetary fines, penalties and/or, remediation costs as well as potential damage to the Company’s reputation. Changes in these laws, regulations and standards, or in their interpretation, could increase the cost of doing business, including, among other factors, as a result of increased investments in technology and the development of new operational processes. Furthermore, while Grainger has implemented policies and procedures designed to facilitate compliance with these laws, regulations and standards, there can be no assurance that employees, contractors, suppliers, vendors, or other third parties will not violate such laws, regulations and standards or Grainger’s policies. Any such failure to comply or violation could individually or in the aggregate materially adversely affect Grainger’s financial condition, results of operations and cash flows.

In addition, Grainger’s business and results of operations in the U.K. may be negatively affected by changes in trade policies, or changes in labor, immigration, tax or other laws, resulting from the U.K.’s exit from the European Union.

Grainger is subject to a number of rules and regulations related to its government contracts, which may result in increased compliance costs and potential liabilities.
Grainger’s contracts with U.S. federal, state and local government entities are subject to various and changing regulations related to procurement, formation and performance. In addition, the Company’s government contracts may provide for termination, reduction or modification by the government at any time, with or without cause. From time to time, Grainger is subject to governmental or regulatory investigations or audits related to its compliance with these rules and regulations. Violations of these regulations could result in fines, criminal sanctions, the inability to participate in existing or future government contracting and other administrative sanctions. Any such penalties could result in damage to the Company’s reputation, increased costs of compliance and/or remediation and could adversely affect the Company’s financial condition and results of operations.

In conducting its business Grainger may become subject to legal proceedings or governmental investigations, including in connection with product liability or product compliance claims if people, property or the environment are harmed by Grainger’s products or services.
Grainger is, and from time to time may become, party to a number of legal proceedings or governmental investigations for alleged violations of laws, rules or regulations. Grainger also may be subject to disputes and proceedings incidental to its business, including product-related claims for personal injury or illness, death, environmental or property damage or other commercial disputes, including the proceedings discussed in Part I, Item 3. Legal Proceedings. The defense of these proceedings may require significant expenses and divert management’s time and attention, and Grainger may be required to pay damages that could individually or in the aggregate materially adversely affect its financial condition, results of operations and cash flows. In addition, any insurance or indemnification rights that Grainger may have with respect to such matters may be insufficient or unavailable to protect the Company against potential loss exposures. Grainger also may be requested or required to recall products or take other actions. The Company’s reputation could also be adversely affected by any resulting negative publicity.

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
The trading prices and volumes of Grainger’s common stock may be subject to broad and unpredictable fluctuations due to changes in economic, political and market conditions, the financial results and business strategies of Grainger and its competitors, changes in expectations as to Grainger’s future financial or operating performance, including estimates by securities analysts and investors, the Company’s failure to meet the financial performance guidance or other forward-looking statements provided to the public, speculation, coverage or sentiment in the media or investment community or by groups of individual investors, changes in capital structure, share repurchase programs or dividend policies, outbreak of pandemic disease such as the COVID-19 pandemic, and a number of other factors, including those discussed in this Item 1A. These factors, many of which are outside of Grainger’s control, could cause stock price and trading volume volatility or Grainger’s stock price to decline. Volatility in the price of Grainger's securities could result in the filing of securities class action litigation, which could result in substantial costs and the diversion of management time and resources.

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
As of December 31, 2020, Grainger’s consolidated indebtedness was approximately $2.6 billion. The Company’s indebtedness could, among other things, limit Grainger’s ability to respond to rapidly changing business and economic conditions, require the Company to dedicate a substantial portion of its cash flows to the payment of principal and interest on its indebtedness, reducing the funds available for other business purposes, and make it more difficult to satisfy the Company’s financial obligations as they come due during periods of adverse economic and industry conditions.

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

Item 1B: Unresolved Staff Comments
None.

Item 2: Properties
As of December 31, 2020, Grainger’s owned and leased facilities totaled approximately 26.8 million square feet. The U.S. and Canada businesses accounted for the majority of the total square footage. Grainger believes that its properties are generally in excellent condition, well maintained and suitable for the conduct of business.
A brief description of significant facilities follows:

Location	Facility and Use (7)	Size in Square Feet (in thousands)
U.S. (1)	287 branch locations	6,404
U.S. (2)	17 DCs	9,178
U.S. (3)	Other facilities	4,441
Canada (4)	49 branch locations	686
Canada (5)	5 DCs	968
Canada	Other facilities	440
Other businesses (6)	Other facilities	3,742
Chicago area (2)	Headquarters and general offices	947
	Total Square Footage	26,806
(1) Consists of 246 stand-alone, 39 onsite and 2 will-call express locations, of which 202 are owned and 85 are leased. These branches range in size from approximately 500 to 109,000 square feet.
(2) These facilities are primarily owned and range in size from approximately 45,000 to 1.5 million square feet.
(3) These facilities include both owned and leased locations and primarily consist of storage facilities, office space and call centers.
(4) Consists of 34 stand-alone and 15 onsite locations, of which 18 are owned and 31 are leased. These branches range in size from approximately 500 to 70,000 square feet.
(5) These facilities are primarily owned and range in size from approximately 40,000 to 540,000 square feet.
(6) These facilities include owned and leased locations primarily in North America, Japan and the U.K.
(7) Owned facilities are not subject to any mortgages.

Item 3: Legal Proceedings
For a description of legal proceedings, see the disclosure contained in Note 16 to the Consolidated Financial Statements included in Part II, Item 8: Financial Statements and Supplementary Data of this report, which is incorporated herein by reference.

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

Holders
The approximate number of shareholders of record of Grainger’s common stock as of January 29, 2021, was 585 with approximately 226,759 additional shareholders holding stock through nominees.

Issuer Purchases of Equity Securities - Fourth Quarter

Period	Total Number of Shares Purchased (A) (D)	Average Price Paid Per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Oct. 1 – Oct. 31	102,696	$353.81	102,696	2,639,859	shares
Nov. 1 – Nov. 30	578,797	$400.63	578,497	2,061,362	shares
Dec. 1 – Dec. 31	568,214	$408.53	567,619	1,493,743	shares
Total	1,249,707		1,248,812
(A)There were no shares withheld to satisfy tax withholding obligations.
(B)Average price paid per share excludes commissions of $0.01 per share paid.
(C)Purchases were made pursuant to a share repurchase program approved by Grainger's Board of Directors and announced on April 24, 2019 (2019 Program). The 2019 Program authorizes the repurchase of up to 5 million shares with no expiration date.
(D)The difference of 895 shares between the Total Number of Shares Purchased and the Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs represents shares purchased by the administrator and record keeper of the W.W. Grainger, Inc. Employees Profit Sharing Plan (ESPP) for the benefit of the employees who participate in the plan. On January 1, 2021, the ESPP was renamed the Retirement Savings Plan.

Company Performance
The following stock price performance graph compares the cumulative total return on an investment in Grainger common stock with the cumulative total return of an investment in each of the Dow Jones US Industrial Suppliers Total Stock Market Index and the S&P 500 Stock Index. It covers the period commencing December 31, 2015, and ending December 31, 2020. The graph assumes that the value for the investment in Grainger common stock and in each index was $100 on December 31, 2015, and that all dividends were reinvested.

Comparison of 5-Year Cumulative Total Return
Dollars
250
200
150
100
2015
2016
2017
2018
2019
2020
Fiscal Year Ended December 31
W.W. Grainger, Inc.
Dow Jones US Industrial Suppliers Total Stock Market Index
S&P 500 Stock Index

	December 31,
	2015	2016	2017	2018	2019	2020
W.W. Grainger, Inc.	$100	$117	$122	$149	$182	$223
Dow Jones US Industrial Suppliers Total Stock Market Index	100	126	140	129	172	214
S&P 500 Stock Index	100	112	136	130	171	203

Item 6: Selected Financial Data

	2020	2019	2018	2017	2016
	(In millions of dollars, except for per share amounts)
Net sales	$11,797	$11,486	$11,221	$10,425	$10,137
Gross profit	4,238	4,397	4,348	4,098	4,115
Operating earnings	1,019	1,262	1,158	1,035	1,113
Net earnings attributable to W.W. Grainger, Inc. (herein referred to as Net earnings)	695	849	782	586	606
Net earnings per basic share	12.88	15.39	13.82	10.07	9.94
Net earnings per diluted share	12.82	15.32	13.73	10.02	9.87
Total current assets	3,919	3,555	3,557	3,206	3,020
Property, building and equipment, net	1,395	1,400	1,352	1,392	1,421
Long-term debt (less current maturities)	2,389	1,914	2,090	2,248	1,841
Total shareholders' equity	2,093	2,060	2,093	1,828	1,906
Operating cash flow	1,123	1,042	1,057	1,057	1,024
Cash dividends paid per share	$5.94	$5.68	$5.36	$5.06	$4.83

The items discussed below are considered to materially affect the comparability of the information reflected in the selected financial data. For further information see Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations of this report.

Net earnings for 2020 included a net expense of $182 million after tax primarily consisting of a $54 million net charge related to intangible asset impairments, a $109 million net charge associated with the sale of the Fabory business, a $9 million net charge for the wind-down of operations of Zoro Tools Europe, and a $14 million net charge related to restructuring in U.S. and Canada. The net expense was partially offset by a $4 million gain related to the sale of the China business.

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
W.W. Grainger, Inc. (Grainger or Company) is a broad line, business-to-business distributor of maintenance, repair and operating (MRO) products and services with operations primarily in North America, Japan and Europe. Grainger uses a combination of its high-touch and endless assortment businesses to serve its more than 5 million customers worldwide and which rely on Grainger for MRO products and services that enable them to run safe, sustainable and productive operations.

Grainger’s two reportable segments are the U.S. and Canada. These reportable segments reflect the results of the Company's high-touch businesses in those geographies. Other businesses include the endless assortment businesses (Zoro in the U.S. and the United Kingdom (U.K.) and MonotaRO in Japan) and smaller international high-touch businesses in the U.K. and Mexico.

Business Re-segmentation – Effective January 1, 2021
In February 2021, the Company announced a change to its reportable segments to align with its go-to-market strategies and bifurcated business models (high-touch and endless assortment). Accordingly, on or about March 8, 2021, the Company plans to publish the required restated financial information for the quarters ended December 31, 2020 and 2019 and for the twelve-month periods ended December 31, 2020, 2019 and 2018. A supplemental investor call is expected to be scheduled on or about March 9, 2021 to discuss the Company's restated Form 8-K results and new segments. All summary financial information on a prospective basis will be presented under the new reportable segments beginning with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021.

Business Divestitures and Liquidations
Consistent with the Company's strategic focus on broad line MRO distribution in key markets, in June 2020 Grainger divested the Fabory high-touch business, in August 2020 divested the China high-touch business (China) and in November 2020 commenced the liquidation of Zoro Tools Europe (ZTE) in Germany. Accordingly, the Company’s operating results include Fabory, China and ZTE results through the respective dates of divestiture or liquidation.

In 2020, Grainger recognized a net loss of approximately $109 million, a gain of approximately $5 million and a loss of approximately $9 million (presented within Selling, general and administrative expenses (SG&A)) as a result of the Fabory, China and ZTE exits, respectively. The go-forward impacts from these business exits are not expected to be material for Company results in an individual or aggregated basis.

Outlook
The Company’s strategic priority for 2021 is clear: relentlessly expand Grainger’s leadership position in the MRO space by being the go-to-partner for people who build and run safe and productive operations. To achieve this, each Grainger business has a set of strategic objectives focused on top line growth through market share gain. The high-touch businesses are focused on growing through differentiated sales and services (e.g., direct customer relationships and onsite services), advantaged MRO solutions (e.g., get customers the exact products and services they need to solve a problem quickly) and unparalleled customer service (e.g., deliver flawlessly on every customer transaction). The endless assortment businesses are focused on product assortment expansion and innovative customer acquisition. Additionally, all Grainger businesses are focused on continuously improving customer experience, optimizing and scaling cost structures and investing in digital marketing, technology, and supply chain infrastructure to ultimately deliver long-term returns for shareholders.

In March 2020, the World Health Organization characterized Coronavirus (COVID-19) as a pandemic. The rapid spread of the COVID-19 pandemic has caused significant disruptions in the U.S. and global markets, and economists expect the economic impact will continue to be significant. Grainger is an essential business and its major facilities have been allowed to remain operational during the pandemic as customers have depended on Grainger's products and services to keep their businesses up and running. In 2020, as the COVID-19 pandemic impacted global markets and the needs of customers, employees, suppliers and communities changed, the Company’s efforts and business plans evolved accordingly. Grainger is currently focused on serving customers and communities well through the pandemic and their respective recovery, supporting the needs and safety of employees and ensuring the Company continues to operate with a strong financial position.

Impact of the COVID-19 Pandemic on Grainger Businesses
The COVID-19 pandemic has impacted and is likely to continue impacting Grainger’s businesses and operations as well as the operations of its customers and suppliers.

From a customer perspective, business re-openings and related activity throughout the year varied based on geography, industry and COVID-19 pandemic conditions. For example, in the U.S. and endless assortment businesses, sales to government, healthcare and other essential businesses remained strong, but sales to non-essential and disrupted industries were depressed compared to pre-COVID-19 pandemic levels. The Canada business and other international high-touch businesses were severely impacted by pandemic-related slowdowns with each geography experiencing meaningful year-over-year declines.

The Company's major operational facilities and infrastructure (i.e., DCs, branches, e-commerce sites, and logistic partners) remained operational during 2020 with limited disruptions, while adhering to strict safety and social-distancing protocols. From an inventory management and supply chain perspective, the Company has experienced elevated levels of demand for pandemic-related products, while demand for non-pandemic products has declined.

To date, the Company has been able to absorb the pandemic impact with minimal workforce reductions or furloughs, which positions the Company for accelerated growth once post-pandemic recovery commences. Also, the Company has prioritized maintaining all facilities safe for customers and employees to work and interact.

With respect to the Company’s financial position, the Company plans to maintain its focus on liquidity as pandemic-related uncertainties continue into 2021. During 2020, the Company generated operating cash of $1.1 billion and used the cash generated to invest in the business and return excess capital to shareholders in the form of dividends and share repurchases. As of December 31, 2020, the Company had approximately $1.8 billion in available liquidity, including $585 million in cash. For further detail on cash flows refer to the Financial Condition section below.

Matters Affecting Comparability
There were 256 sales days in the full year 2020 versus 255 sales days in the full years 2019 and 2018. The Company completed two divestitures and commenced one liquidation in 2020. The Company's operating results have included the results of each business until its respective divestiture or liquidation date.

In addition, starting in mid-February 2020, the Company began experiencing elevated levels of COVID-19 pandemic-related product sales (e.g., personal protective equipment (PPE) and safety products) due to higher customer demand in response to the COVID-19 pandemic, while non-pandemic sales have decreased. The incremental demand came primarily from customers on the front-lines of the pandemic, including government, healthcare and other essential businesses, while the demand from non-essential and disrupted industries decreased over the same period due to business activity slowdown or temporary shutdowns. Grainger experienced adverse gross margin impacts from sales of lower-margin COVID-19 pandemic-related products to the Company's largest, lowest margin customers.

Results of Operations
The following table is included as an aid to understanding changes in Grainger's Consolidated Statements of Earnings (in millions of dollars):

	For the Years Ended December 31,
			Percent Increase/(Decrease) from Prior Year	As a Percent of Net Sales
	2020	2019	2020	2020	2019
Net sales	$11,797	$11,486	2.7%	100.0%	100.0%
Cost of goods sold	7,559	7,089	6.6%	64.1%	61.7%
Gross profit	4,238	4,397	(3.6)%	35.9%	38.3%
Selling, general and administrative expenses	3,219	3,135	2.7%	27.3%	27.3%
Operating earnings	1,019	1,262	(19.3)%	8.6%	11.0%
Other expense, net	72	53	35.0%	0.6%	0.5%
Income tax provision	192	314	(38.9)%	1.6%	2.7%
Net earnings	755	895	(15.6)%	6.4%	7.8%
Noncontrolling interest	60	46	30.3%	0.5%	0.4%
Net earnings attributable to W.W. Grainger, Inc.	$695	$849	(18.1)%	5.9%	7.4%

2020 Compared to 2019
Grainger's net sales of $11,797 million for the year ended December 31, 2020 increased $311 million, or 2.7%, compared to the same period in 2019. On a daily basis, net sales increased 2.3%. The increase in net sales was primarily driven by volume/mix, partially offset by price/mix and the impact of business divestitures. During the year ended December 31, 2020, the Company experienced strong pandemic-related sales volume primarily in the U.S. to large government and healthcare customers. See Note 3 to the Financial Statements for information related to disaggregated revenue. This pandemic-related elevated volume was partially offset by volume declines of non-pandemic related products across most industries. Also, sales in the Canada business and other international high-touch businesses are down compared to 2019 due to COVID-19 business slowdowns. Overall, business activity still trails pre-pandemic levels as some customers remain disrupted by COVID-19. See Note 15 to the Financial Statements and refer to the Segment Analysis below for further details.

Gross profit of $4,238 million for the year ended December 31, 2020 decreased $159 million, or 4% compared with the same period in 2019. The gross profit margin of 35.9% decreased 2.4 percentage points when compared to the same period in 2019. This decrease was primarily driven by lower margins from COVID-19 pandemic-related products sales in the U.S. and business unit mix impact from higher growth in the lower margin endless assortment businesses. See Segment Analysis below for further details related to segment gross profit.

The following tables (in millions of dollars) reconcile reported SG&A, operating earnings and net earnings attributable to W.W. Grainger, Inc. determined in accordance with Generally Accepted Accounting Principles (GAAP) in the United States of America to adjusted SG&A, operating earnings and net earnings attributable to W.W. Grainger, Inc., which are all considered non-GAAP measures. The Company believes that these non-GAAP measures provide meaningful information to assist shareholders in understanding financial results and assessing prospects for future performance as they provide a better baseline for analyzing the ongoing performance of its businesses by excluding items that may not be indicative of core operating results. Because non-GAAP financial measures are not standardized, it may not be possible to compare these measures with other companies' non-GAAP measures having the same or similar names. These non-GAAP measures should not be considered in isolation or as a substitute for reported results. These non-GAAP measures reflect an additional way of viewing aspects of operations that, when viewed with GAAP results, provide a more complete understanding of the business.

	Twelve Months Ended
	December 31,
	2020	2019	%
SG&A reported	$3,219	$3,135	3%
Restructuring, net (U.S.)	6	5
Restructuring, net (Canada)	12	—
Restructuring, net (Other businesses)	9	2
Restructuring (Unallocated)	—	(1)
Impairment charges (Other businesses)	177	120
Fabory divestiture (Other businesses)	(7)	—
Fabory divestiture (Unallocated)	116	—
Grainger China divestiture (Unallocated)	(5)	—
Total restructuring, net, impairment charges and business divestitures	308	126
SG&A adjusted	$2,911	$3,009	(3)%

	2020	2019	%
Operating earnings reported	$1,019	$1,262	(19)%
Total restructuring, net, impairment charges and business divestitures	308	126
Operating earnings adjusted	$1,327	$1,388	(4)%

	2020	2019	%
Net earnings attributable to W.W. Grainger, Inc. reported	$695	$849	(18)%
Total restructuring, net, impairment charges, business divestitures and tax (1)	182	109
Net earnings attributable to W.W. Grainger, Inc. adjusted	$877	$958	(8)%

(1) The tax impact of adjustments and non-cash impairments are calculated based on the income tax rate in each applicable jurisdiction, subject to deductibility and the Company's ability to realize the associated tax benefits.

SG&A of $3,219 million for the year ended December 31, 2020 increased $84 million, or 3% compared to $3,135 million in the same period in 2019. During the first quarter of 2020, the Company recorded a $177 million write-down of goodwill, intangibles and long-lived assets from the Fabory business and during the second quarter of 2020, the Company recorded a $109 million pretax loss from the sale of the Fabory business which was the largest contributor to the decline in reported operating earnings. Excluding restructuring, net, impairment charges and business divestitures in both periods as noted in the table above, SG&A decreased $98 million or 3%.

Operating earnings of $1,019 million in 2020 decreased $243 million, or 19% compared to $1,262 million in the same period in 2019. Excluding restructuring, net, impairment charges and business divestitures in both periods as noted in the table above, operating earnings decreased $61 million, or 4%, driven by lower gross profit dollars partially offset by lower SG&A.

Other expense, net of $72 million for the year ended December 31, 2020, increased $19 million, or 35% compared to the same period in 2019. The increase was primarily from the costs related to an increase in indebtedness during the year.

Income taxes of $192 million for the year ended December 31, 2020 decreased $122 million, or 39% compared to $314 million for the same period in 2019. This decrease was primarily driven by lower taxable operating earnings for the year, tax losses from the Company's investment in Fabory due to the impairment and internal reorganization of the Company's holdings in Fabory in the first quarter of 2020 and tax impacts of the Fabory divestiture. Grainger's effective tax rates were 20.3% and 26.0% for the twelve months ended December 31, 2020 and 2019, respectively, and this decrease is primarily due to the Fabory tax impacts.

Net earnings attributable to W.W. Grainger, Inc. for the year ended December 31, 2020 decreased $154 million, or 18% to $695 million from $849 million in the same period in 2019. Excluding restructuring, net, impairment charges and business divestitures and income taxes from both periods as noted in the table above, net earnings decreased $81 million, or 8%. The decrease in net earnings primarily resulted from lower gross profit dollars partially offset by lower SG&A.

Diluted earnings per share was $12.82 for the year ended December 31, 2020 and decreased 16% compared to $15.32 for the same period in 2019, due to lower net earnings. Excluding restructuring, net, impairment charges and business divestitures and income taxes from both periods as noted in the table above, diluted earnings per share would have been $16.18 compared to $17.29 in 2019, an decrease of 6%.

2019 Compared to 2018
For the full year 2018 to 2019 comparative discussion, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations in Grainger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Segment Analysis - 2020 Compared to 2019
The following comments at the reportable segment and other business unit level include external and intersegment net sales and operating earnings. See Note 15 to the Financial Statements.

United States
Net sales were $9,070 million for the year ended December 31, 2020, an increase of $255 million, or 2.9%, compared with net sales of $8,815 million for 2019. On a daily basis, net sales increased 2.5% and consisted of the following:

Percent Increase/(Decrease)
Volume (including product mix)	2.8%
Price and customer mix	(0.3)
Total	2.5%

Overall, revenue increases for the U.S. business were primarily driven by COVID-19 pandemic-related sales, which accounted for the majority of the sales growth beginning in mid-February 2020. As a result of the COVID-19 pandemic, the U.S. business experienced strong sales volume of pandemic-related products primarily from large government and healthcare customers; however, sales to non-essential and disrupted industries are down compared to 2019. See Note 3 to the Financial Statements for information related to disaggregated revenue. From a product perspective, the U.S. business experienced strong demand for COVID-19 pandemic-related products; however, this elevated demand was partially offset by lower demand of non-pandemic products.

Gross profit margin decreased 2.5 percentage points compared to the same period in 2019. The decrease was the result of pandemic related headwinds, including product, customer mix and inventory write-downs to reflect current market dynamics. The Company expects these pandemic related decreases to subdue as the economy recovers and shifts back towards non-pandemic products, which should normalize product mix and margins back to pre-COVID-19 levels.

SG&A for the year ended December 31, 2020 decreased 2% compared to the same period in 2019, which is primarily driven by reduced travel and depreciation expenses partially offset by incremental operating costs to support the U.S. business response to the COVID-19 pandemic and related activities.

Operating earnings of $1,299 million decreased $92 million, or 7% from $1,391 million in the same period of 2019. This decrease was driven primarily by lower gross profit dollars.

Canada
Net sales were $476 million for the year ended December 31, 2020, a decrease of $53 million, or 9.9% when compared with $529 million for 2019. On a daily basis, net sales decreased 10.3% and consisted of the following:

Percent Decrease
Volume (including product mix)	(8.4)%
Price and customer mix	(1.0)
Foreign exchange	(0.9)
Total	(10.3)%

For the year ended December 31, 2020, volume decreased by 8.4 percentage points compared to the same period in 2019 primarily due to market declines partially offset by COVID-19 pandemic-related product sales. During the first half of 2020, global oil prices declined sharply as a result of market forces. More than a fifth of sales for the Canada business are derived from the oil industry or ancillary segments. This current low oil price environment could further reduce demand for the business, which is already negatively impacted by the COVID-19 pandemic.

Gross profit margin decreased 2.9 percentage points in 2020 compared to the same period in 2019 primarily due to negative price cost spread and COVID-19 pandemic-related mix impact.
SG&A decreased $13 million, or 7% in 2020 compared to the same period in 2019. Excluding restructuring, net in both periods as noted in the table above, SG&A would have decreased $25 million, or 14% compared to the prior period. This decrease was primarily due to lower variable costs from lower sales and cost management actions to improve SG&A leverage.

Operating losses were $16 million for the year ended December 31, 2020 compared to earnings of $3 million in the same period in 2019. Excluding restructuring, net in both periods as noted in the table above, operating losses would have been $4 million compared to operating earnings of $3 million in the prior period primarily due to lower sales volume.
Other Businesses
Net sales for other businesses were $2,762 million for the year ended December 31, 2020, an increase of $111 million, or 4.2%, when compared to the same period in 2019. The net sales increase was primarily due to incremental sales within the endless assortment businesses. On a daily basis, net sales increased 3.8% and consisted of the following:

Percent Increase/(Decrease)
Price/volume	9.0%
Foreign exchange	0.4
Business divestitures	(5.6)
Total	3.8%

The increase in net sales was driven by the endless assortment businesses, partially offset by lower performance in other international high-touch businesses, which were heavily impacted by pandemic-related slowdowns and the net impact of Fabory and China business divestitures. The endless assortment businesses benefited from COVID-19 pandemic-related sales and continued to see strong new customer acquisition during the year.

Gross profit margin decreased 1.4 percentage points compared to the same period in 2019, driven by business unit mix due to the Fabory divestiture, lower margins in the Cromwell business and unfavorable mix from the faster growing endless assortment businesses.

SG&A increased $9 million, or 1% in 2020 compared with the same period in 2019. Excluding restructuring, net, impairment charges and business divestitures in both periods as noted in the table above, SG&A would have decreased $48 million or 7%. This decrease is primarily due to significant SG&A leverage in the Company's endless assortment businesses and lower expenses as a result of the Fabory divestiture.

Operating losses for other businesses were $24 million for the year ended December 31, 2020, a decrease of $15 million, or 166% compared to operating losses of $9 million for 2019. Excluding restructuring, net, impairment charges and business divestitures in both periods as noted in the table above, operating earnings would have increased $42 million, or 38%. This increase is primarily due to higher earnings in the endless assortment businesses resulting from strong revenue growth and SG&A leverage.

2019 Compared to 2018
For the full year 2018 to 2019 comparative discussion, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Segment Analysis - 2019 Compared to 2018 in Grainger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Financial Condition
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

For the full year 2018 discussion, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition in Grainger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Cash and Cash Equivalents
At December 31, 2020 and 2019, Grainger had cash and cash equivalents of $585 million and $360 million, respectively. This increase in cash is primarily due to cash flows from operations, delayed capital investments and temporarily reduced share repurchase program. Approximately 54% and 69% of cash and cash equivalents were outside the U.S. as of December 31, 2020 and 2019, respectively. Grainger has no material limits or restrictions on its ability to use these foreign liquid assets.

Cash Flows
2020 Compared to 2019
Net cash provided by operating activities was $1,123 million and $1,042 million for the years ended December 31, 2020 and 2019, respectively. The increase in cash provided by operating activities is primarily the result of lower net payments related to employee variable compensation and benefits paid under annual incentive plans and lower tax payments, partially offset by investments in working capital.

Net cash used in investing activities was $179 million and $202 million for the years ended December 31, 2020 and 2019, respectively. This decrease in net cash used in investing activities was primarily driven by lower additions to property, buildings and equipment and intangibles.

Net cash used in financing activities was $726 million and $1,023 million in the years ended December 31, 2020 and 2019, respectively. The decrease in net cash used in financing activities was primarily driven by increased borrowings of long term debt and lower treasury stock repurchases.

Working Capital
Internally generated funds are the primary source of working capital and growth initiatives including capital expenditures. Grainger's working capital is not impacted by significant seasonality trends throughout the year.

Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt, current maturities of long-term debt and lease liabilities). Working capital was $2,220 million at December 31, 2020, compared with $2,092 million at December 31, 2019 primarily due to an increase in operating cash, accounts receivable and inventory, partially offset by increases in trade accounts payable. At these dates, the ratio of current assets to current liabilities was 2.6 for both years.

Capital Expenditures
In each of the past two years, a portion of the Company's net cash flows has been used for additions to property, buildings, equipment and capitalized software as summarized in the following table (in millions of dollars):

	For the Years Ended December 31,
	2020	2019
Land, buildings, structures and improvements	$19	$47
Furniture, fixtures, machinery and equipment	120	131
Subtotal	139	178
Capitalized software (presented in Intangibles - net on the Consolidated Balance Sheet)	58	43
Total	$197	$221

In both 2020 and 2019, the Company invested in its North American and Japanese distribution networks (construction of new DCs as well as machinery and equipment to further automate the distribution process). In addition, the Company invested in the development of inventory management and software solutions.

Projected spending for 2021 is expected to be approximately $250 million which includes continued investments in its supply chain, software development and inventory management solutions. Grainger expects to fund 2021 capital spending primarily from operating cash flows.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit. Total debt, which is defined as total interest-bearing debt (short-term current and long-term) and lease liabilities as a percent of total capitalization, was 55.6% and 54.3%, as of December 31, 2020 and 2019, respectively.

Grainger receives ratings from two independent credit ratings agencies: Moody's Investor Service (Moody's) and Standard & Poor's (S&P). Both credit rating agencies currently rate the Company's corporate credit at investment grade. The following table summarizes the Company's credit ratings at December 31, 2020:

	Corporate	Senior Unsecured	Short-term
Moody's	A3	A3	P2
S&P	A+	A+	A1

Commitments and Other Contractual Obligations
At December 31, 2020 Grainger's contractual obligations, including estimated payments due by period, are as follows (in millions of dollars):

	Payments Due by Period
	Total Amounts Committed	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt obligations	$2,400	$8	$43	$544	$1,805
Interest on debt	1,998	87	174	174	1,563
Operating lease obligations	230	59	92	41	38
Purchase obligations:
Uncompleted additions to property, buildings and equipment	147	147	—	—	—
Commitments to purchase inventory	666	666	—	—	—
Other goods and services	300	173	113	14	—
Other liabilities	83	65	3	2	13
Total	$5,824	$1,205	$425	$775	$3,419
See Notes 6, 7 and 9 to the Financial Statements for further detail related to debt, interest on debt and operating lease obligations.

Purchase obligations are made in the normal course of business to meet operating needs. While purchase orders for both inventory purchases and non-inventory purchases are generally cancellable without penalty, certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

Other liabilities represent future payments for profit sharing and other employee benefit plans.

Grainger has recorded a noncurrent liability of approximately $42 million for tax uncertainties and interest at December 31, 2020. This amount is excluded from the table above, as Grainger is unable to reasonably estimate the period of cash settlement with the respective taxing authorities on such items. See Note 14 to the Financial Statements.

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

Contingencies: the estimation of when a contingent loss is probable and reasonably estimable;
Goodwill and Intangible Assets Impairment: the valuation methods and assumptions used in assessing the impairment of goodwill and intangible assets; and
Inventory: inventory reflected at the lower of cost or net realizable value considering future demand, market conditions and liquidation values.

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

Important factors that could cause actual results to differ materially from those presented or implied in the forward-looking statements include, without limitation: the unknown duration and health, economic, operational and financial impacts of the global outbreak of the coronavirus disease 2019 (COVID-19) as well as the duration, extent and impact of the actions taken or contemplated by governmental authorities or others in connection with the COVID-19 pandemic on the Company’s businesses, its employees, customers and suppliers, including disruption to Grainger's operations resulting from employee illnesses, the development and availability of effective treatment or vaccines, any mandated facility closures of non-essential businesses, stay in shelter health orders or other similar restrictions for customers and suppliers, changes in customers' product needs, suppliers' inability to meet unprecedented demand for COVID-19 related products, inventory shortages, the potential for government action to allocate or direct products to certain customers which may cause disruption in relationships with other customers, disruption caused by business responses to the COVID-19 pandemic, including working remote arrangements, which may create increased vulnerability to cybersecurity incidents, including breaches of information systems security, adaptions to the Company's controls and procedures required by working remote arrangements, including financial reporting processes, which could impact the design or operating effectiveness of such controls or procedures, and global or regional economic downturns or recessions, which could result in a decline in demand for the Company's products or limit the Company's ability to access capital markets on terms that are attractive or at all; higher product costs or other expenses; a major loss of customers; loss or disruption of sources of supply; changes in customer or product mix; increased competitive pricing pressures; failure to develop or implement new technology initiatives or business strategies; failure to adequately protect intellectual property or successfully defend against infringement claims; fluctuations or declines in the Company's gross profit percentage; the Company's responses to market pressures; the outcome of pending and future litigation or governmental or regulatory proceedings, including with respect to wage and hour, anti-bribery and corruption, environmental, advertising, consumer protection, pricing (including disaster or emergency declaration pricing statutes), product liability, general commercial disputes, safety or compliance, or privacy and cybersecurity matters; investigations, inquiries, audits and changes in laws and regulations; failure to comply with laws, regulations and standards; government contract matters; disruption of information technology or data security systems involving the Company or third parties on which the Company depends; general industry, economic, market or political conditions; general global economic conditions including tariffs and trade issues and policies; currency exchange rate fluctuations; market volatility, including price and trading volume volatility or price declines of the Company's common stock; commodity price volatility; labor shortages; facilities disruptions or shutdowns; higher fuel costs or disruptions in transportation services; other pandemic diseases or viral contagions; natural or human induced disasters, extreme weather and other catastrophes or conditions; failure to attract, retain, train, motivate, develop and transition key employees; loss of key members of management or key employees; changes in effective tax rates; changes in credit ratings or outlook; the Company's incurrence of indebtedness and other factors identified under Part II, Item 1A: “Risk Factors” and elsewhere in this Form 10-K.

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

Item 7A: Quantitative and Qualitative Disclosures About Market Risk
Grainger's primary market risk exposures as follows:
Foreign Currency Exchange Rates
Grainger’s financial results, including the value of assets and liabilities, are exposed to foreign currency exchange rate risk when the financial statements of the business units outside the U.S., as stated in their local currencies, are translated into U.S. dollars. In February 2020, Grainger entered into certain derivative instrument agreements to manage this risk. See Note 13 to the Financial Statements. Grainger's net earnings exposure to foreign currency exchange rates was not material for 2020.

Interest Rate Risks
Grainger is exposed to interest rate risk on its long-term debt. See Note 7 to the Financial Statements. In February 2020, Grainger entered into certain derivative instrument agreements to hedge a portion of its fixed-rate long-term debt to manage this risk. See Note 13 to the Financial Statements. As of December 31, 2020, the annualized effect of a 0.1 percentage point increase in interest rates on Grainger’s variable-rate debt obligations would not have a material impact on net earnings.

Commodity Price Risk
Grainger’s transportation costs are exposed to fluctuations in the price of fuel and some sourced products contain commodity-priced materials. The Company regularly monitors commodity trends and, as a broad line supplier, mitigates any material exposure to commodity price risk by having alternative sourcing plans in place that mitigate the risk of supplier concentration, passing commodity-related inflation to customers or suppliers, and continuing to scale its distribution networks, including its transportation infrastructure.
Item 8: Financial Statements and Supplementary Data
The financial statements and supplementary data are included on pages 39 to 73. See the Index to Financial Statements and Supplementary Data on page 38.
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
(A)Management's Annual Report on Internal Control Over Financial Reporting
Management's report on Grainger's internal control over financial reporting is included on page 39 of this Report under the heading Management's Annual Report on Internal Control Over Financial Reporting.
(B)Attestation Report of the Registered Public Accounting Firm
The report from Ernst & Young LLP on its audit of the effectiveness of Grainger's internal control over financial reporting as of December 31, 2020, is included on page 40 of this Report under the heading Report of Independent Registered Public Accounting Firm.
(C)Changes in Internal Control Over Financial Reporting
There have been no changes in Grainger's internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Grainger's internal control over financial reporting.

Item 9B: Other Information
None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 28, 2021, under the captions “Board Qualifications, Attributes, Skills and Background,” “Annual Election of Directors,” “Candidates for Board Membership,” “Director Nominees’ Experience and Qualifications,” "Delinquent Section 16(a) Reports," “Audit Committee,” and “Board Affairs and Nominating Committee.” Information required by this item regarding executive officers of Grainger is set forth in Part I, Item 1, under the caption “Executive Officers of the Registrant.”

Grainger has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer and controller. This code of ethics is part of Grainger’s Business Conduct Guidelines for directors, officers and employees, which is available free of charge through Grainger’s website at invest.grainger.com. A copy of the Business Conduct Guidelines is also available in print without charge to any person upon request to Grainger's Corporate Secretary. Grainger intends to disclose on its website any amendment to any provision of the Business Conduct Guidelines that relates to any element of the definition of “code of ethics” enumerated in Item 406(b) of Regulation S-K under the Exchange Act and any waiver from any such provision granted to Grainger’s principal executive officer, principal financial officer, principal accounting officer and controller or persons performing similar functions. Grainger has also adopted Operating Principles for the Board of Directors, which are available on its website and are available in print to any person who requests them.

Item 11: Executive Compensation
The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 28, 2021, under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee,” “Report of the Compensation Committee of the Board” and "Independent Compensation Consultant; Fees."

Item 12: Directors and Executive Officers
The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 28, 2021, under the captions “Ownership of Grainger Stock” and “Equity Compensation Plans.”

Item 13: Certain Relationships and Related Transactions
The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 28, 2021, under the captions “Director Independence,” "Annual Election of Directors" and “Transactions with Related Persons.”

Item 14: Principal Accountant Fees and Services
The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 28, 2021, under the caption “Audit Fees and Audit Committee Pre-Approval Policies and Procedures.”

PART IV

Item 15: Exhibits and Financial Statements Schedules
(a) Documents filed as part of this Form 10-K
(1) Financial Statements: see Item 8: Financial Statements and Supplementary Data, on pages 38 hereof, for a list of financial statements. Management's Annual Report on Internal Control Over Financial Reporting.
(2) Financial Statement Schedules: the schedules listed in Rule 5-04 of Regulation S-X have been omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.
(3) Exhibits Required by Item 601 of Regulation S-K: the information required by this Item 15(a)(3) of Form 10-K is set forth on the Exhibit Index that follows the Signatures page 74 of the Form 10-K.

Item 16: Form 10-K Summary
None.

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
December 31, 2020, 2019 and 2018

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

Grainger's management assessed the effectiveness of Grainger's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment under that framework and the criteria established therein, Grainger's management concluded that Grainger's internal control over financial reporting was effective as of December 31, 2020.

Ernst & Young LLP, an independent registered public accounting firm, has audited Grainger's internal control over financial reporting as of December 31, 2020, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
W.W. Grainger, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of W.W. Grainger, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Goodwill for the Canadian Reporting Unit
Description of the Matter
At December 31, 2020, the Grainger Canada reporting unit’s goodwill balance was $129 million. As discussed in Notes 1 and 5 of the financial statements, goodwill is tested at the reporting unit level annually during the fourth quarter and more frequently if impairment indicators exist.
Auditing management’s interim quantitative goodwill impairment test performed during the second quarter was complex and highly judgmental due to the significant estimation required in assessing the fair value of the Canadian reporting unit. The fair value estimate was sensitive to significant assumptions such as the revenue growth expectations, future expected cash flows, operating earnings, and discount rate, which are affected by expectations about future market or economic conditions. Management performed a qualitative analysis in the fourth quarter.

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
February 24, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
W.W. Grainger, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited W.W. Grainger, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO Criteria). In our opinion, W.W Grainger, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois
February 24, 2021

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except for per share amounts)

	For the Years Ended December 31,
	2020	2019	2018
Net sales	$11,797	$11,486	$11,221
Cost of goods sold	7,559	7,089	6,873
Gross profit	4,238	4,397	4,348
Selling, general and administrative expenses	3,219	3,135	3,190
Operating earnings	1,019	1,262	1,158
Other (income) expense:
Interest expense, net	93	79	82
Other, net	(21)	(26)	(5)
Total other expense, net	72	53	77
Earnings before income taxes	947	1,209	1,081
Income tax provision	192	314	258
Net earnings	755	895	823
Less: Net earnings attributable to noncontrolling interest	60	46	41
Net earnings attributable to W.W. Grainger, Inc.	$695	$849	$782
Earnings per share:
Basic	$12.88	$15.39	$13.82
Diluted	$12.82	$15.32	$13.73
Weighted average number of shares outstanding:
Basic	53.5	54.7	56.1
Diluted	53.7	54.9	56.5

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions of dollars)

	For the Years Ended December 31,
	2020	2019	2018
Net earnings	$755	$895	$823
Other comprehensive earnings (losses):
Foreign currency translation earnings (losses), net of reclassification (see Note 2 and Note 12)	83	26	(41)
Postretirement benefit plan gains (losses), net of tax (expense) benefit of $(7), $2, and $3, respectively	22	(6)	(7)
Total other comprehensive earnings (losses)	105	20	(48)
Comprehensive earnings, net of tax	860	915	775
Less: Comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	60	46	41
Foreign currency translation adjustments	12	3	3
Total comprehensive earnings (losses) attributable to noncontrolling interest	72	49	44
Comprehensive earnings attributable to W.W. Grainger, Inc.	$788	$866	$731

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except for share and per share amounts)

	As of December 31,
Assets	2020	2019
Current assets
Cash and cash equivalents	$585	$360
Accounts receivable (less allowance for credit losses of $27 and $21, respectively)	1,474	1,425
Inventories – net	1,733	1,655
Prepaid expenses and other current assets	120	104
Prepaid income taxes	7	11
Total current assets	3,919	3,555
Property, buildings and equipment – net	1,395	1,400
Deferred income taxes	14	11
Goodwill	391	429
Intangibles – net	228	304
Other assets	348	306
Total assets	$6,295	$6,005

Liabilities and shareholders' equity
Current liabilities
Short-term debt	$—	$55
Current maturities of long-term debt	8	246
Trade accounts payable	779	719
Accrued compensation and benefits	240	228
Accrued contributions to employees’ profit-sharing plans	67	85
Accrued expenses	305	318
Income taxes payable	42	27
Total current liabilities	1,441	1,678
Long-term debt (less current maturities)	2,389	1,914
Deferred income taxes and tax uncertainties	110	106
Other non-current liabilities	262	247
Shareholders' equity
Cumulative preferred stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	55	55
Additional contributed capital	1,239	1,182
Retained earnings	8,779	8,405
Accumulated other comprehensive losses	(61)	(154)
Treasury stock, at cost - 57,134,828 and 55,971,691 shares, respectively	(8,184)	(7,633)
Total W.W. Grainger, Inc. shareholders’ equity	1,828	1,855
Noncontrolling interest	265	205
Total shareholders' equity	2,093	2,060
Total liabilities and shareholders' equity	$6,295	$6,005

 The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)

	For the Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net earnings	$755	$895	$823

Provision for credit losses	22	12	7
Deferred income taxes and tax uncertainties	(5)	4	7
Depreciation and amortization	182	229	257
Impairment of goodwill, intangibles and long lived assets	187	123	156
Net losses (gains) from sales of assets and business divestitures	106	(6)	(6)
Stock-based compensation	46	40	47
Subtotal	538	402	468
Change in operating assets and liabilities
Accounts receivable	(121)	(42)	(79)
Inventories	(158)	(106)	(129)
Prepaid expenses and other assets	(23)	(33)	(2)
Trade accounts payable	80	32	(51)
Accrued liabilities	15	(84)	18
Income taxes – net	24	(3)	36
Other non-current liabilities	13	(19)	(27)
Net cash provided by operating activities	1,123	1,042	1,057
Cash flows from investing activities:
Additions to property, buildings, equipment and intangibles	(197)	(221)	(239)
Net proceeds of business acquisitions, divestitures and sales of assets	20	17	86
Other – net	(2)	2	(13)
Net cash used in investing activities	(179)	(202)	(166)
Cash flows from financing activities:
Borrowings under lines of credit	12	20	26
Payments against lines of credit	(65)	(15)	(31)
Proceeds from long-term debt	1,584	—	—
Payments of long-term debt	(1,370)	(42)	(96)
Proceeds from stock options exercised	70	49	181
Payments for employee taxes withheld from stock awards	(18)	(11)	(12)
Purchases of treasury stock	(601)	(700)	(425)
Cash dividends paid	(338)	(328)	(316)
Other – net	—	4	3
Net cash used in financing activities	(726)	(1,023)	(670)
Exchange rate effect on cash and cash equivalents	7	5	(10)
Net change in cash and cash equivalents:	225	(178)	211
Cash and cash equivalents at beginning of year	360	538	327
Cash and cash equivalents at end of year	$585	$360	$538
Supplemental cash flow information:
Cash payments for interest (net of amounts capitalized)	$94	$84	$86
Cash payments for income taxes	$180	$322	$229

The accompanying notes are an integral part of these consolidated financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2018	$55	$1,041	$7,405	$(135)	$(6,676)	$138	$1,828
Stock-based compensation	—	92	—	—	122	—	214
Purchases of treasury stock	—	—	—	—	(412)	—	(412)
Net earnings	—	—	782	—	—	41	823
Other comprehensive earnings (losses)	—	—	—	(51)	—	3	(48)
Capital contribution	—	—	—	—	—	4	4
Reclassification due to the adoption of ASU 2018-02	—	—	(15)	15	—	—	—
Cash dividends paid ($5.36 per share)	—	1	(303)	—	—	(14)	(316)
Balance at December 31, 2018	$55	$1,134	$7,869	$(171)	$(6,966)	$172	$2,093
Stock-based compensation	—	45	—	—	33	—	78
Purchases of treasury stock	—	—	—	—	(700)	—	(700)
Net earnings	—	—	849	—	—	46	895
Other comprehensive earnings (losses)	—	—	—	17	—	3	20
Capital contribution	—	2	—	—	—	—	2
Cash dividends paid ($5.68 per share)	—	1	(313)	—	—	(16)	(328)
Balance at December 31, 2019	$55	$1,182	$8,405	$(154)	$(7,633)	$205	$2,060
Stock-based compensation	—	49	—	—	49	—	98
Purchases of treasury stock	—	—	—	—	(600)	(1)	(601)
Net earnings	—	—	695	—	—	60	755
Other comprehensive earnings (losses)	—	—	—	93	—	12	105
Capital contribution	—	7	—	—	—	7	14
Cash dividends paid ($5.94 per share)	—	1	(321)	—	—	(18)	(338)
Balance at December 31, 2020	$55	$1,239	$8,779	$(61)	$(8,184)	$265	$2,093

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

The following reportable segments reflect how management reviews and evaluates operating performance through December 31, 2020:
•United States (U.S.) - high-touch business
•Canada - high-touch business

Effective January 1, 2021, the Company operates under the reportable segments listed below to align with its go-to-market strategies and bifurcated business models:
•High Touch - North America - the Company’s high-touch businesses provide value-added MRO solutions that are rooted in deep product knowledge and customer expertise. This includes the Grainger-branded businesses in the U.S., Canada, Mexico and Puerto Rico.
•Endless Assortment - the Company’s endless assortment businesses provide a simple, transparent and streamlined experience for customers to shop millions of products. This includes the Company’s Zoro Tools, Inc. (Zoro) and MonotaRO Co., Ltd. (MonotaRO) online channels which operate predominately in the U.S., United Kingdom (U.K.) and Japan.

Principles of Consolidation
The Consolidated Financial Statements (Financial Statements) include the accounts of the Company and its subsidiaries over which the Company exercises control. All significant intercompany transactions are eliminated from the consolidated financial statements. The Company has a controlling ownership interest in MonotaRO, the endless assortment business in Japan, with the residual representing the noncontrolling interest.

The Company reports MonotaRO on a one-month calendar lag allowing for the timely preparation of Financial Statements. This one-month reporting lag is with the exception of significant transactions or events that occur during the intervening period. There were no significant events during the month of December 2020.

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

The majority of Company revenue originates from contracts with a single performance obligation to deliver products, whereby performance obligations are satisfied when control of the product is transferred to the customer per the arranged shipping terms. Some Company contracts contain a combination of product sales and services, which are distinct and accounted for as separate performance obligations, and are satisfied when the services are rendered. Total service revenue accounted for approximately 1% of total Company revenue for the twelve months ended December 31, 2020.

The Company’s revenue is measured at the determinable transaction price, net of any variable considerations granted to customers and any taxes collected from customers and subsequently remitted to governmental authorities. Variable considerations include rights to return product and sales incentives, which primarily consist of volume rebates. These variable considerations are estimated throughout the year based on various factors, including contract terms, historical experience and performance levels. Total accrued sales returns were approximately $31 million and $25 million as of December 31, 2020 and 2019, respectively, and are reported as a reduction of Accounts receivable, net. Total accrued sales incentives were approximately $58 million and $57 million as of December 31, 2020 and 2019, respectively, and are reported as part of Accrued expenses.

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have any material unsatisfied performance obligations, contract assets or liabilities as of December 31, 2020 and 2019.

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

Advertising
Advertising costs, which include online marketing, are generally expensed in the year the related advertisement is first presented or when incurred. Catalog expense is amortized over the life of the catalog, generally one year, beginning in the month of its distribution and is included in advertising expense. Total advertising expense was $319 million, $316 million and $241 million for 2020, 2019 and 2018, respectively.

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

Accounts Receivable and Allowance for Credit Losses
The Company’s accounts receivable arise primarily from sales on credit to customers and are stated at their estimated net realizable value. The Company establishes allowances for credit losses on customer accounts that are potentially uncollectible. These allowances are determined based on several factors, including the age of the receivables, historical collection trends, and economic conditions that may have an impact on a specific industry, group of customers or a specific customer.

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

Inventories
Company inventories primarily consist of merchandise purchased for resale, and they are valued at the lower of cost or net realizable value. The Company uses the last-in, first-out (LIFO) method to account for approximately 71% of total inventory and the first-in, first-out (FIFO) method for the remaining inventory. The Company regularly reviews inventory to evaluate continued demand and records provisions for the difference between excess and obsolete inventories and net realizable value. Estimated realizable value consider various variables, including product demand, aging and shelf life, market conditions, and liquidation or disposition history and values.

If FIFO had been used for all of the Company’s inventories, they would have been $446 million and $426 million higher than reported at December 31, 2020 and December 31, 2019, respectively. Concurrently, net earnings would have increased by $15 million and $24 million and $8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Property, Buildings and Equipment
Company property, buildings and equipment are valued at cost. Depreciation is estimated using the straight-line depreciation method over the assets' useful lives as follows:

Buildings, structures and improvements	10 to 50 years
Furniture, fixtures, machinery and equipment	3 to 15 years

Grainger has historically depreciated certain property, building, and equipment using both the declining balance and sum-of-the-years’ digits methods as well as certain buildings over estimated useful lives of approximately thirty years. In accordance with its policy, the Company periodically reviews information impacting the pattern of consumption for its capital assets and useful lives to ensure that estimates of depreciation expenses are appropriate. The Company’s investment in its supply chain infrastructure and technology triggered the review of these patterns of consumption. Pursuant to the review and effective January 1, 2020, the method of estimating depreciation for these assets was changed to the straight-line method and useful lives to forty and fifty years. The Company determined that these changes in depreciation method and useful lives were considered a change in accounting estimate effected by a change in accounting principle, and as such have been accounted for on a prospective basis. Grainger believes the changes to the straight-line method and useful lives are appropriate estimations of the Company's current patterns of economic consumption of its capital assets and appropriately match current revenues and costs over updated estimates of the assets' useful lives. The effect of these changes resulted in a decrease of $34 million to depreciation expense for the year ended December 31, 2020.

Depreciation expense was $116 million, $150 million and $162 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company capitalized interest costs of $4 million, $9 million and $10 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Leases
The Company leases certain properties and buildings (including branches, warehouses, distribution centers (DCs) and office space) and equipment under various arrangements which provide the right to use the underlying asset and require lease payments for the lease term. The Company’s lease portfolio consists mainly of operating leases which expire at various dates through 2036.

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

Goodwill and Other Intangible Assets
In a business acquisition, the Company recognizes goodwill as the excess purchase price of an acquired reporting unit over the net amount assigned to assets acquired including intangible assets, and liabilities assumed. Acquired intangibles include both assets with indefinite lives and assets that are subject to amortization, which are amortized straight-line over their estimated useful lives.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU clarifies and simplifies accounting for income taxes by eliminating certain exceptions for intraperiod tax allocation principles, the methodology for calculating income tax rates in an interim period, and recognition of deferred taxes for outside basis differences in an investment, among other updates. Per the permitted effective dates, the Company will adopt this ASU effective January 1, 2021. The Company does not expect a material impact from this ASU.

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

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. These amendments improve consistency by amending the codification to include all disclosure guidance in the appropriate disclosure sections and clarifies application of various provisions in the codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. The effective date of this ASU is for fiscal years and interim periods beginning after December 15, 2020. The Company does not expect a material impact from this ASU.

NOTE 2 - BUSINESS DIVESTITURES AND LIQUIDATIONS
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

During the second and third quarters of 2020, Grainger recognized a net loss of approximately $109 million and gain of $5 million in SG&A as a result of the Fabory and China divestitures, respectively, which included net accumulated foreign currency translation losses of $45 million, that were reclassified from Accumulated other comprehensive earnings (losses) (AOCE) to SG&A. During the fourth quarter of 2020, the Company commenced the liquidation of Zoro Tools Europe (ZTE) and recognized $9 million in expense associated with winding down the business.

NOTE 3 - REVENUE
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

	Twelve Months Ended December 31, 2020
	United States	Canada	Total Company (2)
Government	21%	9%	16%
Heavy Manufacturing	16%	18%	15%
Light Manufacturing	13%	7%	10%
Transportation	5%	10%	5%
Healthcare	10%	—%	7%
Commercial	8%	9%	7%
Retail/Wholesale	10%	3%	8%
Contractors	9%	10%	7%
Natural Resources	2%	29%	3%
Other (1)	6%	5%	22%
Total net sales	100%	100%	100%
Percent of Total Company Revenue	73%	4%	100%

(1) Other category primarily includes revenue from individual customers not aligned to major industry segment, including small businesses and consumers, and intersegment net sales.
(2) Total Company includes other businesses, which include the Company's endless assortment businesses and smaller international high-touch businesses and account for approximately 23% of revenue for the twelve months ended December 31, 2020.

	Twelve Months Ended December 31, 2019
	United States	Canada	Total Company (2)
Government	18%	6%	14%
Heavy Manufacturing	19%	20%	17%
Light Manufacturing	12%	6%	10%
Transportation	6%	8%	5%
Healthcare	7%	—%	6%
Commercial	10%	9%	8%
Retail/Wholesale	9%	4%	7%
Contractors	10%	10%	8%
Natural Resources	3%	33%	4%
Other (1)	6%	4%	21%
Total net sales	100%	100%	100%
Percent of Total Company Revenue	72%	5%	100%

(1) Other category primarily includes revenue from individual customers not aligned to major industry segment, including small businesses and consumers, and intersegment net sales.
(2) Total Company includes other businesses, which include the Company's endless assortment businesses and smaller international high-touch businesses and account for approximately 23% of revenue for the twelve months ended December 31, 2019.

NOTE 4 - PROPERTY, BUILDINGS AND EQUIPMENT
Property, buildings and equipment consisted of the following (in millions of dollars):

	As of
	December 31, 2020	December 31, 2019
Land	$329	$332
Building, structures and improvements	1,330	1,329
Furniture, fixtures, machinery and equipment	1,878	1,832
Property, buildings and equipment	$3,537	$3,493
Less: Accumulated depreciation and amortization	2,142	2,093
Property, buildings and equipment, net	$1,395	$1,400

During the first quarter of 2020, the Company recorded approximately $44 million of impairment charges in SG&A in connection with the impairment of Fabory’s long-lived assets, including property, buildings and equipment for approximately $24 million and right-to-use (ROU) assets for approximately $20 million (presented in Other assets) due to the factors discussed in Note 5 to the Financial Statements. The Company divested Fabory during the second quarter of 2020 (see Note 2 to the Financial Statements).

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS
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

During its annual impairment testing the Company performed qualitative goodwill and intangible asset assessments. The Company did not identify any significant events or changes in circumstances that indicated the existence of impairment indicators, as such quantitative assessments were not required. Changes in assumptions regarding future business performance and macroeconomic conditions, particularly the COVID-19 pandemic and global oil prices, may negatively impact demand generation over a long period, future cash flows and enterprise valuations, which could result in future impairments of goodwill and intangible assets for the Canada business.

Fabory Business
During the first quarter of 2020, the Company impaired Fabory's goodwill and tradenames. Concurrently, consistent with the circumstances leading to the goodwill and tradenames' impairment, the Company performed a recoverability and fair value test of Fabory’s long-lived assets, including property, buildings and equipment and customer lists and relationships and concluded to impair those assets. As a result, the Company recorded impairment charges totaling $133 million, of which $58 million and $75 million were attributable to the goodwill and intangibles, respectively. The impairments of these assets were driven primarily by revenue slowdown in key Fabory markets, gross profit pressures and a flat-to-declining operating margin against a backdrop of industrial sector declines across Europe, which were further amplified by the long-term implications of the COVID-19 pandemic, among other factors. The Company divested Fabory during the second quarter of 2020 (see Note 2 to the Financial Statements).

Company
Grainger completed its annual impairment testing during the fourth quarter of 2020. Qualitative tests did not indicate existence of impairment indicators, as such quantitative assessments were not required.

The balances and changes in the carrying amount of Goodwill (net of cumulative goodwill impairments) by segment are as follows (in millions of dollars):

	United States	Canada	Other businesses	Total
Balance at January 1, 2019	$192	$120	$112	$424
Translation	—	6	(1)	5
Balance at December 31, 2019	192	126	111	429
Acquisition	—	—	15	15
Impairment	—	—	(58)	(58)
Translation	—	3	2	5
Balance at December 31, 2020	$192	$129	$70	$391
The cumulative goodwill impairments as of December 31, 2020, were $137 million and consisted of $32 million in the Canada business and $105 million in Other businesses. Grainger's current business portfolio had no impairments to goodwill for the twelve months ended December 31, 2020 and 2019. In 2018, there was a $105 million goodwill impairment recorded in SG&A at the Cromwell business in the U.K.

The balances and changes in Intangible assets - net are as follows (in millions of dollars):

		As of December 31,
		2020			2019
	Weighted average life	Gross carrying amount	Accumulated amortization/ impairment	Net carrying amount	Gross carrying amount	Accumulated amortization/impairment	Net carrying amount
Customer lists and relationships	11.8 years	$223	$171	$52	$401	$301	$100
Trademarks, trade names and other	14.1 years	36	22	14	36	20	16
Non-amortized trade names and other	—	28	—	28	100	38	62
Capitalized software(1)	4.2 years	461	327	134	626	500	126
Total intangible assets	7.1 years	$748	$520	$228	$1,163	$859	$304
(1) During the fourth quarter of 2020, the Company completed a $223 million non-cash retirement of fully amortized capitalized software as a result of the Company's review of long-lived assets. The retirement includes assets that became inactive in prior years and has no impact on amortization expense.

The 2019 quantitative test for Cromwell indicated the existence of impairment of the reporting unit’s intangible assets. Cromwell’s declining operating performance and accelerated customer attrition resulted in lowered outlook projections. As a result, the Company concluded that Cromwell’s trade name was fully impaired. Concurrently, as a result of the circumstances leading to trade name impairment, the Company performed a recoverability and fair value test of Cromwell’s customer relationships intangible asset and concluded to impair the asset. The aggregate impairment charge for Cromwell’s intangibles in 2019 amounted to approximately $120 million.

Amortization expense of intangible assets presented within SG&A, excluding impairment charges was $60 million, $78 million, and $92 million for the years ended December 31, 2020, 2019 and 2018, respectively. Estimated amortization expense for future periods is as follows (in millions of dollars):

Year	Expense
2021	$63
2022	48
2023	36
2024	18
2025	16
Thereafter	19
Total	$200

NOTE 6 - SHORT-TERM DEBT
Short-term debt consisted of the following (in millions of dollars):

	As of December 31,
	2020	2019
Lines of Credit
Outstanding at December 31	$—	$55
Maximum month-end balance during the year	$—	$56
Weighted average interest rate during the year	—%	2.32%
Weighted average interest rate at December 31	—%	2.44%

Lines of Credit
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

There were no borrowings outstanding under the line of credit as of December 31, 2020 and 2019. The primary purpose of this credit facility is to support the Company's commercial paper program and for general corporate purposes.

Commercial Paper
The Company issues commercial paper from time to time for general working capital needs. At December 31, 2020, there was none outstanding.

The Company's short-term debt instruments include affirmative and negative covenants that are usual and customary for companies with similar credit ratings and do not contain any financial performance covenants. The Company was in compliance with all debt covenants as of December 31, 2020.

NOTE 7 - LONG-TERM DEBT
Long-term debt, including current maturities and debt issuance costs and discounts, net, consisted of the following (in millions of dollars):

	As of December 31,
	2020		2019
	Carrying Value	Fair Value(5)	Carrying Value	Fair Value(5)
4.60% senior notes due 2045(1)	$1,000	$1,343	$1,000	$1,194
3.75% senior notes due 2046(1)	400	479	400	416
4.20% senior notes due 2047(1)	400	514	400	449
1.85% senior notes due 2025(2)	500	526	—	—
British pound term loan(3)	—	—	170	170
Euro term loan(3)	—	—	123	123
Japanese Yen term loan(4)	87	87	—	—
Canadian dollar revolving credit facility(3)	—	—	46	46
Other	34	34	42	42
Subtotal	2,421	2,983	2,181	2,440
Less current maturities	(8)	(8)	(246)	(246)
Debt issuance costs and discounts, net of amortization	(24)	(24)	(21)	(21)
Long-term debt (less current maturities)	$2,389	$2,951	$1,914	$2,173

(1) In the years 2015-2017, Grainger issued $1.8 billion in long-term debt (Senior Notes) to partially fund the repurchase of $2.8 billion in shares of the total $3 billion previously announced. The remaining share repurchases were funded from internally generated cash. Debt was issued as follows:
•In May 2017, $400 million payable in 30 years and carries a 4.20% interest rate, payable semiannually.
•In May 2016, $400 million payable in 30 years and carries a 3.75% interest rate, payable semiannually.
•In June 2015, $1 billion payable in 30 years and carries a 4.60% interest rate, payable semiannually.

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

(2) In February 2020, the Company issued $500 million of unsecured 1.85% Senior Notes (1.85% Notes) and used the proceeds to repay the British pound term loan, Euro term loan and the Canadian dollar revolving credit facility, and to fund general working capital needs. The 1.85% Notes mature in February 2025 and they require no principal payments until the maturity date and interest is payable semi-annually on February 15 and August 15, beginning in August 2020. Prior to January 2025, the Company may redeem the 1.85% Notes in whole at any time or in part from time to time at a “make-whole” redemption price. This redemption price is calculated by reference to the then-current yield on a U.S. treasury security with a maturity comparable to the remaining term of the 1.85% Notes plus 10 basis points, together with accrued and unpaid interest, if any, at the redemption date. Additionally, if the Company experiences specific kinds of changes in control, it will be required to make an offer to purchase the 1.85% Notes at 101% of their principal amount plus accrued and unpaid interest, if any, at the date of purchase. On or after January 15, 2025, the Company may redeem the 1.85% Notes in whole at any time or in part from time to time at 100% of their principal amount, together with accrued and unpaid interest, if any, to the redemption date. Costs and discounts of approximately $5 million associated with the issuance of the 1.85% Notes, representing underwriting fees and other expenses, have been recorded as a contra-liability within Long-term debt and are being amortized to interest expense, net over the term of the 1.85% Notes. In connection with the 1.85% Notes, in February 2020, the Company entered into derivative instrument agreements to manage its risks associated with interest rates on the 1.85% Notes and foreign currency fluctuations related to the financing of international operations. See Note 13 to the Financial Statements for further discussion of these derivative instruments and the Company's hedge accounting policies.

(3) In February 2020, the Company repaid the British pound term loan, Euro term loan and the Canadian dollar revolving credit facility with the proceeds of the 1.85% Senior Notes.

(4) In August 2020, MonotaRO Co. LTD., the endless assortment business in Japan, entered into a ¥9 billion term loan agreement to fund technology investments and the expansion of its distribution center network. The Japanese Yen term loan matures in 2024, payable over four equal semi-annual principal installments in 2023 and 2024, and bears average interest at 0.05%.

(5) The estimated fair value of the Company’s senior notes was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as level 2 inputs within the fair value hierarchy. The carrying value of other long-term debt approximates fair value due to their variable interest rates.

The scheduled aggregate principal payments related to long-term debt, excluding debt issuance costs and the impact of derivatives, are due as follows (in millions of dollars):

Year	Payment Amount
2021	$8
2022	—
2023	43
2024	44
2025	500
Thereafter	1,805
Total	$2,400

The Company's long-term debt instruments include affirmative and negative covenants that are usual and customary for companies with similar credit ratings and do not contain any financial performance covenants. The Company was in compliance with all debt covenants as of December 31, 2020.

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

Defined Contribution Plans
A majority of the Company's U.S. employees are covered by a noncontributory profit-sharing plan. The plan aligns Company contributions to Company performance and includes two components, a variable annual contribution based on the Company's rate of return on invested capital and an automatic contribution equal to 3% of the eligible employee's total eligible compensation. In addition, employees covered by the plan are also able to make personal contributions. The total profit-sharing plan expense was $99 million, $113 million, and $164 million for 2020, 2019 and 2018, respectively.

The Company sponsors additional defined contribution plans available to certain U.S. and foreign employees for which contributions are made by the Company and participating employees. The expense associated with these defined contribution plans totaled $16 million, $19 million, and $13 million for 2020, 2019 and 2018, respectively.

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

The net periodic benefits costs were valued with a measurement date of January 1 for each year and consisted of the following components (in millions of dollars):

	For the Years Ended December 31,
	2020	2019	2018
SG&A
Service cost	$5	$4	$6
Other income (expense)
Interest cost	6	7	7
Expected return on assets	(8)	(12)	(13)
Amortization of prior service credit	(10)	(10)	(10)
Amortization of unrecognized gains	(5)	(4)	(3)
Net periodic (benefits) costs	$(12)	$(15)	$(13)

Reconciliations of the beginning and ending balances of the postretirement benefit asset (obligation), which is calculated as of December 31 measurement date, the fair value of plan assets available for benefits and the funded status of the benefit asset (obligation) follow (in millions of dollars):

	2020	2019
Benefit obligation at beginning of year	$200	$190
Service cost	5	4
Interest cost	6	7
Plan participants' contributions	3	3
Actuarial (gains)/losses	(38)	5
Benefits paid	(9)	(9)
Benefit obligation at end of year	$167	$200

Plan assets available for benefits at beginning of year	$198	$176
Actual returns on plan assets	14	28
Plan participants' contributions	3	3
Benefits paid	(9)	(9)
Plan assets available for benefits at end of year	206	198
Noncurrent postretirement benefit asset (obligation)	$39	$(2)

The amounts recognized in AOCE consisted of the following (in millions of dollars):

	As of December 31,
	2020	2019
Prior service credit	$51	$61
Unrecognized gains	83	44
Deferred tax (liability)	(33)	(26)
Net accumulated gains	$101	$79

The Company has elected to amortize the amount of net unrecognized gains over a period equal to the average remaining service period for active plan participants expected to retire and receive benefits of approximately 10.9 years for 2020.

The postretirement benefit obligation was determined by applying the terms of the plan and actuarial models. These models include various actuarial assumptions, including discount rates, long-term rates of return on plan assets, healthcare cost trend rate and cost-sharing between the Company and the retirees. The Company evaluates its actuarial assumptions on an annual basis and considers changes in these long-term factors based upon market conditions and historical experience. The actuarial gains recognized during the plan year are primarily related to changes in assumptions related to certain retiree coverage elections and health reimbursement arrangement (HRA) subsidy.

The following assumptions were used to determine net periodic benefit costs at January 1 of each year:

	For the Years Ended December 31,
	2020	2019	2018
Discount rate	3.01%	4.08%	3.44%
Long-term rate of return on plan assets, net of tax	4.00%	7.13%	7.13%
Initial healthcare cost trend rate
Pre age 65	6.06%	6.31%	6.56%
Post age 65	NA	NA	NA
Catastrophic drug benefit	NA	NA	12.50%
Ultimate healthcare cost trend rate	4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate reached	2026	2026	2026
HRA credit inflation index for grandfathered retirees	2.50%	2.50%	2.50%

The following assumptions were used to determine benefit obligations at December 31:

	2020	2019	2018
Discount rate	2.17%	3.01%	4.08%
Expected long-term rate of return on plan assets, net of tax	4.00%	4.00%	7.13%
Initial healthcare cost trend rate
Pre age 65	5.81%	6.06%	6.31%
Post age 65	NA	NA	NA
Catastrophic drug benefit	NA	NA	11.50%
Ultimate healthcare cost trend rate	4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate reached	2026	2026	2026
HRA credit inflation index for grandfathered retirees	—%	2.50%	2.50%

The discount rate assumptions reflect the rates available on high-quality fixed income debt instruments as of December 31, the measurement date of each year. These rates have been selected due to their similarity to the duration of the projected cash flows of the postretirement healthcare benefit plan. As of December 31, 2020, the Company decreased the discount rate from 3.01% to 2.17% to reflect the decrease in the market interest rates at December 31, 2020.

The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates. As of December 31, 2020, the initial healthcare cost trend rate was 5.81% for pre age 65. The healthcare costs trend rates decline each year until reaching the ultimate trend rate of 4.50%. The plan amendment adopted in 2017 moves all post age 65 Medicare eligible retirees to an exchange and provides a subsidy to those retirees to purchase insurance. The amount of the subsidy is based on years of service for grandfathered employees.

The Company has established a Group Benefit Trust (Trust) to fund the plan obligations and process benefit payments. In 2019, the Company liquidated previously held index funds and has temporarily invested all assets of the Trust in money market funds. In 2020, the Company transitioned the Trust assets from money market funds into a liability driven investment solution which enhances the Trust's after-tax returns and de-risks the Company's exposure by more closely match-funding the underlying liability. This investment strategy reflects the long-term nature of the plan obligation and seeks to reach a balanced allocation between Fixed Income securities and Equities of 65% and 35%, respectively. The plan's assets are stated at fair value, which represents the net asset value of shares held by the plan in the registered investment companies at the quoted market prices (Level 1 input) or at significant other observable inputs (Level 2 input). The plan assets available for benefits are net of Trust liabilities, primarily related to deferred income taxes and taxes payable at December 31 (in millions of dollars):

	2020	2019
Asset Class:
Level 1 Inputs:
Mutual Funds:
Funds - Municipal/Provincial Bonds	$13	$—
Funds - Corporate Bonds Fund	5	—
Federal Money Market Fund	11	204
Level 2 Inputs:
Fixed Income:
Corporate Bonds	102	—
Government/Municipal Bonds	8	—
Equity Funds	66	—
Plan Assets	205	204
Less: trust assets/(liabilities)	1	(6)
Plan assets available for benefits	$206	$198

Consistent with the new investment strategy, the after-tax expected long-term rates of return on plan assets of 4.00% at December 31, 2020 is based on the historical average of long-term rates of return and an estimated tax rate. The required use of an expected long-term rate of return on plan assets may result in recognition of income that is greater or lower than the actual return on plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and, therefore, result in a pattern of income recognition that more closely matches the pattern of the services provided by the employees.

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

The Company forecasts the following benefit payments related to postretirement (which include a projection for expected future employee service) for the next ten years (in millions of dollars):

Year	Estimated Gross Benefit Payments
2021	$9
2022	9
2023	10
2024	10
2025	10
2026-2030	47
Total	$95

NOTE 9 - LEASES
The Company leases certain properties and buildings (including branches, warehouses, DCs and office space) and equipment under various arrangements which provide the right to use the underlying asset and require lease payments for the lease term. The Company’s lease portfolio consists mainly of operating leases which expire at various dates through 2036. Finance leases and service contracts with lease arrangements are not material and the following disclosures pertain to the Company’s operating leases.

Information related to operating leases is as follows (in millions of dollars):

As of December 31, 2020
ROU Assets
Other assets	$210
Operating lease liabilities
Accrued expenses	57
Other non-current liabilities	162
Total operating lease liabilities	$219

Twelve Months Ended December 31, 2020
Weighted average remaining lease term	5 years
Weighted average incremental borrowing rate	1.95%
Cash paid for operating leases	$69
ROU assets obtained in exchange for operating lease obligations	$74

Rent expense was $76 million for 2020, 2019 and 2018. These amounts are net of sublease income of $2 million for 2020 and $3 million for 2019 and 2018.

Maturities of operating lease liabilities as of December 31, 2020 (in millions of dollars) are as follows:

Maturity of operating lease liabilities
2021	$59
2022	52
2023	40
2024	24
2025	17
Thereafter	38
Total lease payments	230
Less interest	(11)
Present value of lease liabilities	$219

Finance leases as of December 31, 2020 and 2019 were not considered material. Finance lease obligations are reported in Long-term debt.

As of December 31, 2020, the Company does not have future lease obligations that have not yet commenced.

NOTE 10 - STOCK INCENTIVE PLANS
The Company maintains stock incentive plans under which the Company may grant a variety of incentive awards to employees and executives, which include restricted stock units (RSUs), performance shares and deferred stock units. As of December 31, 2020, there were 2.1 million shares available for grant under the plans. When awards are exercised or settled, shares of the Company’s treasury stock are issued.

Pretax stock-based compensation expense included in SG&A was $46 million, $40 million, and $47 million in 2020, 2019 and 2018, respectively, and was primarily comprised of RSUs. Related income tax benefits recognized in earnings were $16 million, $12 million, and $29 million in 2020, 2019 and 2018, respectively.

Restricted Stock Units
The Company awards RSUs to certain employees and executives. RSUs vest generally over periods from one to seven years from issuance. RSU expense for the years ended December 31, 2020, 2019 and 2018 was approximately $32 million, $27 million and $23 million, respectively. The following table summarizes RSU activity (in millions, except for share and per share amounts):

	2020		2019		2018
	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share
Beginning nonvested units	326,124	$259.88	343,814	$245.38	352,919	$226.31
Issued	140,815	$252.11	96,823	$299.25	141,775	$284.98
Canceled	(26,254)	$257.56	(36,224)	$253.22	(56,393)	$245.08
Vested	(123,271)	$252.05	(78,289)	$247.96	(94,487)	$233.75
Ending nonvested units	317,414	$259.67	326,124	$259.88	343,814	$245.38
Fair value of shares vested	$31		$19		$22

At December 31, 2020 there was $41 million of total unrecognized compensation expense related to nonvested RSUs that the Company expects to recognize over a weighted average period of 1.9 years.

NOTE 11 - CAPITAL STOCK
The Company had no shares of preferred stock outstanding as of December 31, 2020 and 2019. The activity related to outstanding common stock and common stock held in treasury was as follows:

	2020		2019		2018
	Outstanding Common Stock	Treasury Stock	Outstanding Common Stock	Treasury Stock	Outstanding Common Stock	Treasury Stock
Balance at beginning of period	53,687,528	55,971,691	55,862,360	53,796,859	56,328,863	53,330,356
Exercise of stock options	311,374	(311,374)	232,052	(232,052)	930,258	(930,258)
Settlement of restricted stock units, net of 41,019, 26,107, and 39,075 shares retained, respectively	82,241	(82,241)	52,182	(52,182)	80,988	(80,988)
Settlement of performance share units, net of 16,830, 6,737, and 1,027 shares retained, respectively	28,098	(28,098)	14,027	(14,027)	1,911	(1,911)
Purchase of treasury shares	(1,584,850)	1,584,850	(2,473,093)	2,473,093	(1,479,660)	1,479,660
Balance at end of period	52,524,391	57,134,828	53,687,528	55,971,691	55,862,360	53,796,859

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSSES) (AOCE)
The components of AOCE consisted of the following (in millions of dollars):

	Foreign Currency Translation and Other	Defined Postretirement Benefit Plan	Other Employment-related Benefit Plans	Total	Foreign Currency Translation Attributable to Noncontrolling Interests	AOCE Attributable to W.W. Grainger, Inc.
Balance at January 1, 2018, net of tax	$(223)	$73	$(4)	$(154)	$(19)	$(135)
Other comprehensive earnings (loss) before reclassifications, net of tax	(43)	4	(1)	(40)	3	(43)
Amounts reclassified to Net earnings	2	(10)	—	(8)	—	(8)
Amounts reclassified to Retained earnings	—	15	—	15	—	15
Net current period activity	$(41)	$9	$(1)	$(33)	$3	$(36)
Balance at December 31, 2018, net of tax	$(264)	$82	$(5)	$(187)	$(16)	$(171)
Other comprehensive earnings (loss) before reclassifications, net of tax	25	8	(3)	30	3	27
Amounts reclassified to Net earnings	1	(11)	—	(10)	—	(10)
Net current period activity	$26	$(3)	$(3)	$20	$3	$17
Balance at December 31, 2019, net of tax	$(238)	$79	$(8)	$(167)	$(13)	$(154)
Other comprehensive earnings (loss) before reclassifications, net of tax	36	33	—	69	12	57
Amounts reclassified to Net earnings	47	(11)	—	36	—	36
Net current period activity	83	22	—	105	12	93
Balance at December 31, 2020, net of tax	$(155)	$101	$(8)	$(62)	$(1)	$(61)

NOTE 13 - DERIVATIVE INSTRUMENTS
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

Fair Value Hedges
The Company uses fair value hedges primarily to hedge a portion of its fixed-rate long-term debt via interest rate swaps. Changes in the fair value of the interest rate swap, along with the gain or loss on the hedged item, is recorded in earnings under the same line item, interest expense, net. The notional amount of the Company’s outstanding fair value hedges as of December 31, 2020 was $500 million.

Cash Flow Hedges
The Company uses cash flow hedges primarily to hedge the exposure to variability in forecasted cash flows from foreign currency-denominated intercompany borrowings via cross-currency swaps. Gains or losses on the cross-

currency swaps are reported as a component of AOCE and reclassified into earnings in the same period during which the hedged transaction affects earnings. The notional amount of the Company’s outstanding cash flow hedges as of December 31, 2020 was approximately $34 million.

The effect of the Company's fair value and cash flow hedges on the Company's Condensed Consolidated Statement of Earnings for the twelve months ended December 31, 2020 is as follows (in millions of dollars):

	Twelve Months Ended December 31, 2020
	Interest expense, net	Other, net
Gain or (loss) recognized in earnings
Fair value hedge:
Hedged item	$(21)	$—
Interest rate swap designated as hedging instrument	$21	$—

Cash flow hedge:
Hedged item	$—	$2
Cross-currency swap designated as hedging instrument	$—	$(2)
The effect of the Company’s fair value and cash flow hedges on AOCE for the twelve months ended December 31, 2020 was not material.

The fair value and carrying amounts of outstanding derivative instruments in the Condensed Consolidated Balance Sheets as of December 31, 2020 was as follows (in millions of dollars):

	Balance Sheet Classification	Fair Value and Carrying Amounts
Cross-currency swap	Other non-current liabilities	$2
Interest rate swap	Other assets	$21

The carrying amount of the liability hedged by the interest rate swap (long-term debt), including the cumulative amount of fair value hedging adjustments, as of December 31, 2020 amounted to $521 million.

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

NOTE 14 - INCOME TAXES
Earnings (losses) before income taxes by geographical area consisted of the following (in millions of dollars):

	For the Years Ended December 31,
	2020	2019	2018
U.S.	$1,015	$1,226	$1,163
Foreign	(68)	(17)	(82)
Total	$947	$1,209	$1,081

Income tax expense consisted of the following (in millions of dollars):

	For the Years Ended December 31,
	2020	2019	2018
Current income tax expense:
U.S. Federal	$119	$199	$166
U.S. State	28	44	32
Foreign	65	58	47
Total current	212	301	245
Deferred income tax expense	(20)	13	13
Total income tax expense	$192	$314	$258

The income tax effects of temporary differences that gave rise to the net deferred tax asset (liability) as of December 31, 2020 and 2019 were as follows (in millions of dollars):

	As of December 31,
	2020	2019
Deferred tax assets:
Inventory	$14	$4
Accrued expenses	93	86
Foreign operating loss carryforwards	45	67
Accrued employment-related benefits	37	49
Tax credit carryforward	25	22
Other	8	8
Deferred tax assets	222	236
Less valuation allowance	(53)	(72)
Deferred tax assets, net of valuation allowance	$169	$164
Deferred tax liabilities:
Property, buildings, equipment and other capital assets	(145)	(134)
Intangibles	(68)	(83)
Other	(10)	(12)
Deferred tax liabilities	(223)	(229)
Net deferred tax liability	$(54)	$(65)

The net deferred tax asset (liability) is classified as follows:
Noncurrent assets	$14	$11
Noncurrent liabilities (foreign)	(68)	(76)
Net deferred tax liability	$(54)	$(65)

At December 31, 2020 the Company had $207 million of net operating loss (NOLs) carryforwards related primarily to foreign operations. Some of the operating loss carryforwards may expire at various dates through 2040. The Company has recorded a valuation allowance, which represents a provision for uncertainty as to the realization of the tax benefits of these carryforwards and deferred tax assets that may not be realized. The Company's valuation allowance changed as follows (in millions of dollars):

	For the Years Ended December 31,
	2020	2019
Balance at beginning of period	$(72)	$(72)
Increases primarily related to foreign NOLs	(16)	(9)
Releases related to foreign NOLs	—	10
Foreign subsidiaries tax impacts due to divestiture	39	—
Other changes, net	(2)	—
Increase related to U.S. foreign tax credits	(2)	(1)
Balance at end of period	$(53)	$(72)

A reconciliation of income tax expense with federal income taxes at the statutory rate follows (in millions of dollars):

	For the Years Ended December 31,
	2020	2019	2018
Federal income tax	$199	$254	$227
State income taxes, net of federal income tax benefit	33	36	32
Clean energy credit	—	—	(20)
Foreign rate difference	23	25	20
Foreign subsidiaries tax impacts due to divestiture	(61)	—	20
Change in valuation allowance	16	11	4
Excess tax benefits from stock-based compensation	(4)	(2)	(15)
Other - net	(14)	(10)	(10)
Income tax expense	$192	$314	$258
Effective tax rate	20.3%	26.0%	23.9%

The changes to the Company's effective tax rate for the year ended December 31, 2020 was primarily driven by tax losses in the Company's investment in Fabory due to the impairment and internal reorganization of the Company's holdings of Fabory in the first quarter of 2020. The Company divested Fabory during the second quarter of 2020 (see Note 2 to the Financial Statements).

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. On December 27, 2020, the Consolidated Appropriations Act (CAA) was enacted and extended several of the CARES Act provisions. Neither the CARES or CAA Act had a material impact on the Company’s consolidated financial condition or results of operations as of and for the year ended December 31, 2020.

Foreign Undistributed Earnings
Estimated gross undistributed earnings of foreign subsidiaries at December 31, 2020, amounted to $429 million. The Company considers these undistributed earnings permanently reinvested in its foreign operations and is not recording a deferred tax liability for any foreign withholding taxes on such amounts. If at some future date the Company ceases to be permanently reinvested in its foreign subsidiaries, the Company may be subject to foreign withholding and other taxes on these undistributed earnings and may need to record a deferred tax liability for any outside basis difference in its investments in its foreign subsidiaries.

Tax Uncertainties
The Company recognizes in the financial statements a provision for tax uncertainties, resulting from application of complex tax regulations in multiple tax jurisdictions. The changes in the liability for tax uncertainties, excluding interest, are as follows (in millions of dollars):

	For the Years Ended December 31,
	2020	2019	2018
Balance at beginning of year	$28	$37	$45
Additions for tax positions related to the current year	23	3	4
Additions for tax positions of prior years	—	1	3
Reductions for tax positions of prior years	(2)	(1)	(5)
Reductions due to statute lapse	(10)	(10)	(9)
Settlements, audit payments, refunds - net	—	(2)	(1)
Balance at end of year	$39	$28	$37

The Company classifies the liability for tax uncertainties in deferred income taxes and tax uncertainties. Included in this amount are $4 million and $8 million at December 31, 2020 and 2019, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Any changes in the timing of deductibility of these items would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authorities to an earlier period. Excluding the timing items, the remaining amounts would affect the annual tax rate. In 2020, the changes to tax positions related generally to the tax losses on the Company’s investment in Fabory along with impact of expiring statutes, conclusion of audits and audit settlements. Estimated interest and penalties were not material.

The Company regularly undergoes examination of its federal income tax returns by the Internal Revenue Service. The statute of limitations expired for the Company's 2016 federal tax return while tax years 2017 through 2020 are open. The Company is also subject to audit by state, local and foreign taxing authorities. Tax years 2012-2019 remain subject to state and local audits and 2007-2019 remain subject to foreign audits. The amount of liability associated with the Company's tax uncertainties may change within the next 12 months due to the pending audit activity, expiring statutes or tax payments. A reasonable estimate of such change cannot be made.

NOTE 15 - SEGMENT INFORMATION
Grainger’s two reportable segments are the U.S. and Canada. These reportable segments reflect the results of the Company's high-touch businesses in those geographies. Other businesses include the endless assortment businesses, Zoro and MonotaRO, and smaller high-tough businesses in Europe and the U.K. These businesses individually do not meet the criteria of a reportable segment. Operating segments generate revenue almost exclusively through the distribution of MRO supplies, as service revenues account for approximately 1% of total revenues for each operating segment. Effective January 1, 2021, the Company's new reportable segments are High Touch - North America and Endless Assortment. See Note 1 of the Financial Statements for additional information.

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

Following is a summary of segment results (in millions of dollars):

	2020
	United States	Canada	Total Reportable Segments	Other businesses	Total
Total net sales	$9,070	$476	$9,546	$2,762	$12,308
Intersegment net sales	(509)	—	(509)	(2)	(511)
Net sales to external customers	$8,561	$476	$9,037	$2,760	11,797

Segment operating earnings	$1,299	$(16)	$1,283	$(24)	$1,259

	2019
	United States	Canada	Total Reportable Segments	Other businesses	Total
Total net sales	$8,815	$529	$9,344	$2,651	$11,995
Intersegment net sales	(505)	—	(505)	(4)	(509)
Net sales to external customers	$8,310	$529	$8,839	$2,647	$11,486

Segment operating earnings	$1,391	$3	$1,394	$(9)	$1,385

	2018
	United States	Canada	Total Reportable Segments	Other businesses	Total
Total net sales	$8,588	$653	$9,241	$2,441	$11,682
Intersegment net sales	(457)	—	(457)	(4)	(461)
Net sales to external customers	$8,131	$653	$8,784	$2,437	$11,221

Segment operating earnings	$1,338	$(49)	$1,289	$8	$1,297

Following are reconciliations of the segment information with the consolidated totals per the Financial Statements (in millions of dollars):

	2020	2019	2018
Operating earnings:
Total operating earnings for reportable segments	$1,283	$1,394	$1,289
Other businesses	(24)	(9)	8
Unallocated expenses	(240)	(123)	(139)
Total consolidated operating earnings	$1,019	$1,262	$1,158

Assets:
United States	$2,931	$2,668	$2,496
Canada	178	173	188
Assets for reportable segments	$3,109	$2,841	$2,684
Other current and noncurrent assets	2,781	3,003	2,879
Unallocated assets	405	161	310
Total consolidated assets	$6,295	$6,005	$5,873

Depreciation and amortization:
United States	$113	$148	$166
Canada	13	17	19
Depreciation and amortization for reportable segments	$126	$165	$185
Other businesses and unallocated	43	45	49
Total consolidated depreciation and amortization	$169	$210	$234

Additions to long-lived assets
United States	$92	$168	$200
Canada	3	9	7
Additions to long-lived assets for reportable segments	$95	$177	$207
Other businesses and unallocated	97	72	39
Total consolidated additions to long-lived assets	$192	$249	$246

Following are revenue and long-lived assets by geographic location (in millions of dollars):

	2020	2019	2018
Revenue by geographic location:
United States	$9,200	$8,865	$8,613
Canada	494	539	658
Other foreign countries	2,103	2,082	1,950
	$11,797	$11,486	$11,221

Long-lived segment assets by geographic location:
United States	$1,139	$1,268	$1,140
Canada	114	152	136
Other foreign countries	287	327	202
	$1,540	$1,747	$1,478

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

Assets for reportable segments include net accounts receivable and first-in, first-out inventory, which are reported to the Company's Chief Operating Decision Maker. Long-lived assets consist of property, buildings, equipment, capitalized software and ROU assets.

Depreciation and amortization presented above includes depreciation of long-lived assets and amortization of capitalized software.

NOTE 16 - CONTINGENCIES AND LEGAL MATTERS
From time to time the Company is involved in various legal and administrative proceedings that are incidental to its business, including claims related to product liability, general negligence, contract disputes, environmental issues, unclaimed property, wage and hour laws, intellectual property, employment practices, regulatory compliance or other matters and actions brought by employees, consumers, competitors, suppliers, customers, governmental entities and other third parties. For example, as previously disclosed, beginning in the fourth quarter of 2019, Grainger, KMCO, LLC (KMCO) and other defendants have been named in several product liability-related lawsuits in the Harris County, Texas District Court relating to an explosion at a KMCO chemical refinery located in Crosby, Harris County, Texas on April 2, 2019. The complaints seek recovery of compensatory and other damages and relief. On May 8, 2020, KMCO filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Texas for relief under Chapter 7 of Title 11 of the United States Bankruptcy Court in the case KMCO, LLC. As a result of the Chapter 7 proceedings, the claims against KMCO in the Harris County lawsuits were stayed. Effective January 1, 2021, the Bankruptcy Court lifted the stay with respect to KMCO. On December 16, 2020, KMCO filed a product liability-related lawsuit relating to the KMCO chemical refinery incident against Grainger and another defendant in the Harris County, Texas District Court, which seeks unspecified damages. Grainger is investigating each of the various claims, which are at an early stage, and intends to contest these matters vigorously. Also, as a government contractor selling to federal, state and local governmental entities, the Company may be subject to governmental or regulatory inquiries or audits or other proceedings, including those related to contract administration or to pricing compliance. While the Company is unable to predict the outcome of any of these matters, it is not expected that the ultimate resolution of any of these matters will have, either individually or in the aggregate, a material adverse effect on the Company's consolidated financial position or results of operations.

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

NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
A summary of selected quarterly information for 2020 and 2019 is as follows (in millions of dollars, except for per share amounts):

	2020 Quarter Ended
	March 31	June 30	September 30	December 31	Total
Net sales	$3,001	$2,837	$3,018	$2,941	$11,797
COGS	1,880	1,821	1,944	1,914	7,559
Gross profit	1,121	1,016	1,074	1,027	4,238
SG&A	962	811	694	752	3,219
Operating earnings	159	205	380	275	1,019
Net earnings attributable to W.W. Grainger, Inc.	$173	$114	$240	$168	$695
Earnings per share - basic	$3.20	$2.11	$4.43	$3.14	$12.88
Earnings per share - diluted	$3.19	$2.10	$4.41	$3.12	$12.82

	2019 Quarter Ended
	March 31	June 30	September 30	December 31	Total
Net sales	$2,799	$2,893	$2,947	$2,847	$11,486
COGS	1,704	1,772	1,848	1,765	7,089
Gross profit	1,095	1,121	1,099	1,082	4,397
SG&A	732	741	761	901	3,135
Operating earnings	363	380	338	181	1,262
Net earnings attributable to W.W. Grainger, Inc.	$253	$260	$233	$103	$849
Earnings per share - basic	$4.50	$4.69	$4.27	$1.89	$15.39
Earnings per share - diluted	$4.48	$4.67	$4.25	$1.88	$15.32

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: February 24, 2021

W.W. GRAINGER, INC.

By:	/s/ D.G. Macpherson
D.G. Macpherson
Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 24, 2021, in the capacities indicated.

/s/ D.G. Macpherson	/s/ Brian P. Anderson
D.G. Macpherson	Brian P. Anderson
Chairman of the Board	Director
and Chief Executive Officer, Director
(Principal Executive Officer)	/s/ V. Ann Hailey
V. Ann Hailey
/s/ Deidra C. Merriwether	Director
Deidra C. Merriwether
Senior Vice President	/s/ Stuart L. Levenick
and Chief Financial Officer	Stuart L. Levenick
(Principal Financial Officer)	Director

/s/ Eric R. Tapia	/s/ Neil S. Novich
Eric R. Tapia	Neil S. Novich
Vice President and Controller	Director
(Principal Accounting Officer)
/s/ E. Scott Santi
E. Scott Santi
Director

/s/ Lucas E. Watson
Lucas E. Watson
Director

EXHIBIT INDEX (1)
EXHIBIT NO.	DESCRIPTION
2.1	Share Purchase Agreement, dated as of July 30, 2015, by and among Grainger, GWW UK Holdings Limited, Gregory Family Office Limited and Michael Gregory, incorporated by reference to Exhibit 2.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated July 31, 2015.
3.1	Restated Articles of Incorporation, incorporated by reference to Exhibit 3(i) to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
3.2	By-laws, as amended on March 9, 2017, incorporated by reference to Exhibit 3.1.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated March 9, 2017.
4.1	No instruments which define the rights of holders of W.W. Grainger, Inc.’s Industrial Development Revenue Bonds are filed herewith, pursuant to the exemption contained in Regulation S-K, Item 601(b)(4)(iii). W.W. Grainger, Inc. hereby agrees to furnish to the SEC, upon request, a copy of any such instrument.
4.2	Indenture, dated as of June 11, 2015, between W.W. Grainger, Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated June 11, 2015.
4.3	First Supplemental Indenture, dated as of June 11, 2015, between W.W. Grainger, Inc. and U.S. Bank National Association, as trustee, and Form of 4.60% Senior Notes due 2045, incorporated by reference to Exhibit 4.2 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated June 11, 2015.
4.4	Second Supplemental Indenture, dated as of May 16, 2016, between W.W. Grainger, Inc., and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated May 16, 2016.
4.5	Third Supplemental Indenture, dated as of May 22, 2017, between W.W. Grainger, Inc., and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated May 22, 2017.
4.6	Form of 3.75% Senior Notes due 2046 (included in Exhibit 4.4), incorporated by reference to Exhibit 4.2 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated May 16, 2016.
4.7	Form of 4.20% Senior Notes due 2047 (included in Exhibit 4.5), incorporated by reference to Exhibit 4.2 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated May 22, 2017.
4.8	Description of Registrant's Securities Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.9	Fourth Supplemental Indenture, dated as of February 26, 2020, between W.W. Grainger, Inc., and U.S. Bank National Association, as trustee incorporated by reference to Exhibit 4.1 to W.W. Grainger, Inc.'s Current Report on Form 8-K dated February 21, 2020.
4.10	Form of 1.85% Senior Notes due 2025 (included in Exhibit 4.1), incorporated by reference to Exhibit 4.2 to W.W. Grainger, Inc.'s Current Report on Form 8-K dated February 21, 2020
10.1	1990 Long-Term Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10(a) to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.*
10.2	Form of Indemnification Agreement between W.W. Grainger, Inc. and each of its directors and certain of its executive officers, incorporated by reference to Exhibit 10(b)(i) to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.*
10.3	Frozen Executive Death Benefit Plan, as amended, incorporated by reference to Exhibit 10(b)(v) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.*
10.4	First amendment to the Frozen Executive Death Benefit Plan, incorporated by reference to Exhibit 10(b)(v)(1) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.*
10.5	Second amendment to the Frozen Executive Death Benefit Plan, incorporated by reference to Exhibit 10(b)(iv)(2) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.*
10.6	Supplemental Profit Sharing Plan, as amended, incorporated by reference to Exhibit 10(viii) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003.*
10.7	Supplemental Profit Sharing Plan II, as amended, incorporated by reference to Exhibit 10(b)(ix) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.*

10.8	Voluntary Salary and Incentive Deferral Plan, as amended, incorporated by reference to Exhibit 10(b)(xi) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.*
10.9	Summary Description of the 2019 Directors Compensation Program.*
10.10	2010 Incentive Plan, incorporated by reference to Exhibit B of W.W. Grainger, Inc.’s Proxy Statement dated March 12, 2010.*
10.11	Form of Stock Option Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10(b)(xvi) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.*
10.12	Form of Stock Option Award and Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10(b)(xvii) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.*
10.13	Form of Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10(b)(xviii) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010.*
10.14	Form of 2012 Performance Share Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10(b)(xix) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012.*
10.15	Summary Description of the 2021 Company Management Incentive Program.*
10.16	Incentive Program Recoupment Agreement, incorporated by reference to Exhibit 10(b)(xxv) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.*
10.17	Form of Change in Control Employment Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10(b)(xxvii) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010.*
10.18	Form of 2013 Performance Share Award Agreement between Grainger and certain of its executive officers, incorporated by reference to Exhibit 10(b)(xxiii) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2013.*
10.19	Form of 2014 Performance Share Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10(b)(xxiv) to Grainger's Annual Report on Form 10-K for the year ended December 31, 2014.*
10.20	Form of 2015 Performance Share Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.28 to W.W. Grainger, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015.*
10.21	W.W. Grainger, Inc. 2015 Incentive Plan, incorporated by reference to Exhibit B of W.W. Grainger, Inc.’s Proxy Statement dated March 13, 2015.*
10.22	First Amendment to the W.W. Grainger, Inc. 2015 Incentive Plan, incorporated by reference to 10.1 of W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*
10.23	W.W. Grainger, Inc. 2015 Incentive Plan as Amended and Restated Effective October 31, 2018, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.*
10.24	Form of Stock Option Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.*
10.25	Form of Restricted Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.2 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.*
10.26	Form of 2016 Performance Share Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.3 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.*
10.27	Form of Stock Option Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.2 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*
10.28	Form of Restricted Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.3 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*
10.29	Form of 2017 Performance Share Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.4 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*
10.30	Form of 2018 W.W. Grainger, Inc. 2015 Incentive Plan Stock Option Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.3 to W.W. Grainger, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.*

10.31	Form of 2018 W.W. Grainger, Inc. 2015 Incentive Plan Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.4 to W.W. Grainger, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.*
10.32	Form of 2018 W.W. Grainger, Inc. 2015 Incentive Plan Performance Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.5 to W.W. Grainger, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.*
10.33	Form of 2019 W.W. Grainger, Inc. 2015 Stock Incentive Plan Stock Option Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*
10.34	Form of 2019 W.W. Grainger, Inc. 2015 Stock Incentive Plan Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.2 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*
10.35	Form of 2019 W.W. Grainger, Inc. 2015 Stock Incentive Plan Performance Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.3 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*
10.36	Credit Agreement dated as of February 14, 2020, by and among W.W. Grainger, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.'s Current Report on Form 8-K dated February 14, 2020.
10.37	Form of 2020 W.W. Grainger, Inc. 2015 Incentive Plan Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.*
10.38	Form of 2020 W.W. Grainger, Inc. 2015 Incentive Plan Performance Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.2 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.*
10.39	W.W. Grainger, Inc. – 2015 Incentive Plan CFO Transition –Restricted Stock Unit Agreement between W.W. Grainger, Inc. and Robert F. O’Keef, Jr. dated January 4, 2021.*
21	Subsidiaries of Grainger.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(*) Management contract or compensatory plan or arrangement.
(1) Certain instruments defining the rights of holders of long-term debt securities of the Registrant are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.