Form 10-Q
period 2021-03-31
W.W. GRAINGER, INC.
filed 2021-04-30
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
                          FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
OR

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
Yes ☐  No ☒

There were 52,110,145 shares of the Company’s Common Stock, par value $0.50, outstanding as of March 31, 2021.

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions of dollars and shares, except for per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net sales	$3,084	$3,001
Cost of goods sold	1,991	1,880
Gross profit	1,093	1,121
Selling, general and administrative expenses	735	962
Operating earnings	358	159
Other (income) expense:
Interest expense, net	21	21
Other, net	(6)	(4)
Total other expense, net	15	17
Earnings before income taxes	343	142
Income tax provision (benefit)	88	(43)
Net earnings	255	185
Less: Net earnings attributable to noncontrolling interest	17	12
Net earnings attributable to W.W. Grainger, Inc.	$238	$173
Earnings per share:
Basic	$4.51	$3.20
Diluted	$4.48	$3.19
Weighted average number of shares outstanding:
Basic	52.3	53.6
Diluted	52.6	53.8
Cash dividends paid per share	$1.53	$1.44

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net earnings	$255	$185
Other comprehensive earnings (losses):
Foreign currency translation adjustments, net of reclassification	(35)	(58)
Postretirement benefit plan gains (losses), net of tax benefit of $1 in both periods	(4)	(3)
Other	1	1
Total other comprehensive earnings (losses)	(38)	(60)
Comprehensive earnings, net of tax	217	125
Less: Comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	17	12
Foreign currency translation adjustments	(18)	3
Total comprehensive earnings (losses) attributable to noncontrolling interest	(1)	15
Comprehensive earnings attributable to W.W. Grainger, Inc.	$218	$110

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except for share and per share amounts)

	As of
Assets	(Unaudited) March 31, 2021	December 31, 2020
Current assets
Cash and cash equivalents	$562	$585
Accounts receivable (less allowances for credit losses of $28 and $27, respectively)	1,576	1,474
Inventories - net	1,675	1,733
Prepaid expenses and other current assets	121	127
Total current assets	3,934	3,919
Property, buildings and equipment - net	1,441	1,395
Goodwill	388	391
Intangibles - net	224	228
Other assets	346	362
Total assets	$6,333	$6,295

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$7	$8
Trade accounts payable	887	779
Accrued compensation and benefits	219	307
Accrued expenses	330	305
Income taxes payable	88	42
Total current liabilities	1,531	1,441
Long-term debt (less current maturities)	2,373	2,389
Deferred income taxes and tax uncertainties	87	110
Other non-current liabilities	262	262
Shareholders' equity
Cumulative preferred stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common Stock – $0.50 par value –300,000,000 shares authorized; issued 109,659,219 shares	55	55
Additional contributed capital	1,248	1,239
Retained earnings	8,948	8,779
Accumulated other comprehensive losses	(81)	(61)
Treasury stock, at cost - 57,549,074 and 57,134,828 shares, respectively	(8,354)	(8,184)
Total W.W. Grainger, Inc. shareholders’ equity	1,816	1,828
Noncontrolling interest	264	265
Total shareholders' equity	2,080	2,093
Total liabilities and shareholders' equity	$6,333	$6,295

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net earnings	$255	$185

Provision for credit losses	4	6
Deferred income taxes and tax uncertainties	(11)	(7)
Depreciation and amortization	43	45
Impairment of goodwill, intangible and long-lived assets	—	177
Net (gains) losses from sale or redemption of assets	(5)	3
Stock-based compensation	8	9
Subtotal	39	233
Change in operating assets and liabilities:
Accounts receivable	(121)	(217)
Inventories	52	19
Prepaid expenses and other assets	(5)	(26)
Trade accounts payable	85	155
Accrued liabilities	(61)	(36)
Income taxes, net	55	(62)
Other non-current liabilities	(5)	(7)
Subtotal	—	(174)
Net cash provided by operating activities	294	244
Cash flows from investing activities:
Additions to property, buildings, equipment and intangibles	(73)	(50)
Proceeds from sale or redemption of assets	15	—
Other - net	—	(2)
Net cash used in investing activities	(58)	(52)
Cash flows from financing activities:
Borrowings under lines of credit	—	9
Payments against lines of credit	—	(45)
Proceeds from long-term debt	—	1,500
Payments of long-term debt	—	(345)
Proceeds from stock options exercised	8	19
Payments for employee taxes withheld from stock awards	(2)	(5)
Purchases of treasury stock	(175)	(100)
Cash dividends paid	(81)	(78)
Net cash (used in) provided by financing activities	(250)	955
Exchange rate effect on cash and cash equivalents	(9)	(15)
Net change in cash and cash equivalents	(23)	1,132
Cash and cash equivalents at beginning of year	585	360
Cash and cash equivalents at end of period	$562	$1,492

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)
(Unaudited)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2020	$55	$1,182	$8,405	$(154)	$(7,633)	$205	$2,060
Stock-based compensation	—	10	—	—	13	—	23
Purchases of treasury stock	—	—	—	—	(100)	—	(100)
Net earnings	—	—	173	—	—	12	185
Other comprehensive earnings (losses)	—	—	—	(63)	—	3	(60)
Cash dividends paid ($1.44 per share)	—	—	(78)	—	—	—	(78)
Balance at March 31, 2020	$55	$1,192	$8,500	$(217)	$(7,720)	$220	$2,030

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2021	$55	$1,239	$8,779	$(61)	$(8,184)	$265	$2,093
Stock-based compensation	—	9	—	—	5	—	14
Purchases of treasury stock	—	—	—	—	(175)	—	(175)
Net earnings	—	—	238	—	—	17	255
Other comprehensive earnings (losses)	—	—	—	(20)	—	(18)	(38)
Reclassification due to the adoption of ASU 2019-12	—	—	12	—	—	—	12
Cash dividends paid ($1.53 per share)	—	—	(81)	—	—	—	(81)
Balance at March 31, 2021	$55	$1,248	$8,948	$(81)	$(8,354)	$264	$2,080

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BACKGROUND AND BASIS OF PRESENTATION
W.W. Grainger, Inc. is a broad line, business-to-business distributor of maintenance, repair and operating (MRO) products and services with operations primarily in North America (N.A.), Japan and the United Kingdom (U.K.). In this report, the words “Company” or “Grainger” mean W.W. Grainger, Inc. and its subsidiaries, except where the context makes it clear that the reference is only to W.W. Grainger, Inc. itself and not its subsidiaries.

The Company's Condensed Consolidated Financial Statements (Financial Statements) and the related notes are unaudited and should be read in conjunction with the consolidated financial statements and associated notes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 24, 2021 (2020 Form 10-K). The Condensed Consolidated Balance Sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the disclosures required by accounting principles generally accepted in the United States of America (U.S.) for complete financial statements.

The unaudited financial information reflects all adjustments (primarily consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the statements contained in this report.

Changes to Reportable Segments
Effective January 1, 2021, Grainger's two reportable segments are High-Touch Solutions (N.A.) and Endless Assortment. On March 8, 2021, the Company provided investors with segment summary historical financial information and segment historical data that is consistent with its new reportable segment structure and reflective of the intersegment accounting policies described in Note 10 - Segment Information.

The Company's High-Touch Solutions (N.A.) segment provides value-added MRO solutions that are rooted in deep product knowledge and customer expertise. This segment includes the Grainger-branded businesses in the U.S., Canada, Mexico and Puerto Rico. The Company’s Endless Assortment segment provides a simple, transparent and streamlined experience for customers to shop millions of products online. This segment includes the Company’s Zoro Tools, Inc. (Zoro) businesses in the U.S. and U.K. and MonotaRO Co., Ltd. (MonotaRO), which operates predominately in Japan. The remaining international high-touch solutions businesses, operating primarily in the U.K., are classified as “Other” to reconcile to consolidated results. These businesses individually do not meet the criteria of a reportable segment.

NOTE 2 - NEW ACCOUNTING STANDARDS
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU clarifies and simplifies accounting for income taxes by eliminating certain exceptions for intraperiod tax allocation principles, the methodology for calculating income tax rates in an interim period, and recognition of deferred taxes for outside basis differences in an investment, among other updates. The effective date of this ASU was for fiscal years and interim periods beginning after December 15, 2020. The Company adopted this ASU effective January 1, 2021 and it did not have a material impact on the Financial Statements.

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), Clarifying the Interactions between Topic 321, Topic 323 and Topic 815. This ASU simplifies the understanding and application of the codification topics by eliminating inconsistencies and providing clarifications. The effective date of this ASU was for fiscal years and interim periods beginning after December 15, 2020. The Company adopted this ASU effective January 1, 2021 and it did not have a material impact on the Financial Statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting as modified by subsequently issued ASU 2021-01. This update provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is currently evaluating the impact of this standard.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In October 2020, the FASB issued ASU 2020-10, Codification Improvements. These amendments improve consistency by amending the codification to include all disclosure guidance in the appropriate disclosure sections and clarifies application of various provisions in the codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. The effective date of this ASU was for fiscal years and interim periods beginning after December 15, 2020. The Company adopted this ASU effective January 1, 2021 and it did not have a material impact on the Financial Statements.

NOTE 3 - REVENUE
Company revenue is primarily comprised of MRO product sales and related activities, such as freight and services. Total service revenue is not material and accounted for approximately 1% of the Company's revenue for the three months ended March 31, 2021 and 2020, respectively.

Grainger serves a large number of customers in diverse industries, which are subject to different economic and market specific factors. The Company's presentation of revenue by segment and industry most reasonably depicts how the nature, amount, timing and uncertainty of Company revenue and cash flows are affected by economic and market specific factors. In addition, the segments have unique underlying risks associated with customer purchasing behaviors. In the High-Touch Solutions (N.A.) segment, more than two-thirds of revenue is derived from customer contracts whereas in the Endless Assortment segment, a majority of revenue is derived from spot buys. The following table presents the Company's percentage of revenue by reportable segment and by major customer industry:

	Three Months Ended March 31,
	2021			2020
	High-Touch Solutions (N.A.)	Endless Assortment	Total Company(2)	High-Touch Solutions (N.A.)	Endless Assortment	Total Company(2)
Contractors	9%	15%	10%	10%	15%	10%
Commercial	9%	15%	10%	9%	15%	10%
Government	19%	3%	16%	17%	3%	14%
Healthcare	7%	2%	6%	8%	1%	7%
Manufacturing	30%	29%	30%	31%	31%	31%
Retail/Wholesale	9%	10%	9%	8%	11%	8%
Transportation	5%	3%	5%	5%	3%	5%
Others(1)	12%	23%	14%	12%	21%	15%
Total	100%	100%	100%	100%	100%	100%
Percent of Total Company Revenue	78%	20%	100%	78%	17%	100%

(1) Others primarily includes revenue from industries and customers that are not material individually including agriculture, mining, natural resources and resellers not aligned to a major industry segment.
(2) Total Company includes other businesses, which includes the Cromwell business in the U.K., as well as the Fabory and China businesses in the period prior to their divestitures in the second and third quarter of 2020, respectively. Other businesses account for approximately 2% of revenue for the three months ended March 31, 2021 and 5% of revenue for the three months ended March 31, 2020, respectively.

Total accrued sales returns were approximately $37 million and $31 million as of March 31, 2021 and December 31, 2020, respectively and are reported as a reduction of Accounts receivable, net. Total accrued sales incentives were approximately $48 million and $58 million as of March 31, 2021 and December 31, 2020 and are reported as part of Accrued expenses. The Company had no material unsatisfied performance obligations, contract assets or liabilities as of March 31, 2021 and December 31, 2020.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 4 - PROPERTY, BUILDINGS AND EQUIPMENT
Property, buildings and equipment consisted of the following (in millions of dollars):

	As of
	March 31, 2021	December 31, 2020
Land	$328	$329
Building, structures and improvements	1,329	1,330
Furniture, fixtures, machinery and equipment	1,946	1,878
Property, buildings and equipment	$3,603	$3,537
Less: Accumulated depreciation and amortization	2,162	2,142
Property, buildings and equipment, net	$1,441	$1,395

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS
Grainger tests reporting units' goodwill and intangible assets for impairment annually during the fourth quarter and more frequently if impairment indicators exist. Accordingly, Grainger performs quarterly qualitative assessments of significant events and circumstances such as reporting units' historical and current results, assumptions regarding future performance, strategic initiatives and overall economic factors, including the current global outbreak of the Coronavirus (COVID-19 pandemic) and macro-economic developments, to determine the existence of potential indicators of impairment and assess if it is more likely than not that the fair value of reporting units' goodwill or intangible assets is less than their carrying value. If indicators of impairment are identified, a quantitative impairment test is performed. The Company did not identify any significant events or changes in circumstances that indicated the existence of impairment indicators during the three months ended March 31, 2021. As such, quantitative assessments were not required.

The balances and changes in the carrying amount of Goodwill (net of cumulative goodwill impairments) by segment are as follows (in millions of dollars):

	High-Touch Solutions (N.A)	Endless Assortment	Other	Total
Balance at January 1, 2020	$318	$52	$59	$429
Acquisition	—	15	—	15
Impairment	—	—	(58)	(58)
Translation	3	3	(1)	5
Balance at December 31, 2020	321	70	—	391
Impairment	—	—	—	—
Translation	1	(4)	—	(3)
Balance at March 31, 2021	$322	$66	$—	$388
The cumulative goodwill impairments as of March 31, 2021, were $137 million and consisted of $32 million within High-Touch Solutions (N.A.) and $105 million in Other. During the first quarter of 2020, the Company recorded $58 million of impairment charges in Selling, general and administrative expenses (SG&A) in connection with the impairment of Fabory's goodwill. The impairment is presented in Other businesses in the table above. The Company divested Fabory during the second quarter of 2020. Grainger's current business portfolio had no impairments to goodwill for the three months ended March 31, 2021 and 2020.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The balances in Intangible assets, net are as follows (in millions of dollars):

		March 31, 2021			December 31, 2020
	Weighted average life	Gross carrying amount	Accumulated amortization/ impairment	Net carrying amount	Gross carrying amount	Accumulated amortization/ impairment	Net carrying amount
Customer lists and relationships	11.8 years	$221	$171	$50	$223	$171	$52
Trademarks, trade names and other	14.1 years	36	23	13	36	22	14
Non-amortized trade names and other	Indefinite	26	—	26	28	—	28
Capitalized software	4.2 years	472	337	135	461	327	134
Total intangible assets	7.0 years	$755	$531	$224	$748	$520	$228

NOTE 6 - DEBT
There was no short-term debt as of March 31, 2021 and December 31, 2020.

Long-term debt, including current maturities and debt issuance costs and discounts, net, consisted of the following (in millions of dollars):

	As of March 31, 2021		As of December 31, 2020
	Carrying Value	Fair Value(4)	Carrying Value	Fair Value(4)
4.60% senior notes due 2045(1)	$1,000	$1,201	$1,000	$1,343
3.75% senior notes due 2046(1)	400	422	400	479
4.20% senior notes due 2047(1)	400	452	400	514
1.85% senior notes due 2025(2)	500	515	500	526
Japanese Yen term loan(3)	81	81	87	87
Other	23	23	34	34
Subtotal	2,404	2,694	2,421	2,983
Less: Current maturities	(7)	(7)	(8)	(8)
Debt issuance costs and discounts, net of amortization	(24)	(24)	(24)	(24)
Long-term debt (less current maturities)	$2,373	$2,663	$2,389	$2,951

(1) In the years 2015-2017, Grainger issued $1.8 billion in long-term debt (Senior Notes) to partially fund the repurchase of $2.8 billion in shares of the total $3 billion announced in April 2015. The remaining share repurchases were funded from internally generated cash. Debt was issued as follows:
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

(2) In February 2020, the Company issued $500 million of unsecured 1.85% Senior Notes (1.85% Notes) and used the proceeds to repay the British pound term loan, Euro term loan and the Canadian dollar revolving credit facility, and to fund general working capital needs. The 1.85% Notes mature in February 2025 and they require no principal payments until the maturity date and interest is payable semi-annually on February 15 and August 15, beginning in August 2020. Prior to January 2025, the Company may redeem the 1.85% Notes in whole at any time or in part from time to time at a “make-whole” redemption price. This redemption price is calculated by reference to the then-current yield on a U.S. treasury security with a maturity comparable to the remaining term of the 1.85% Notes plus 10 basis points, together with accrued and unpaid interest, if any, at the redemption date. Additionally, if the Company experiences specific kinds of changes in control, it will be required to make an offer to purchase the 1.85% Notes at 101% of their principal amount plus accrued and unpaid interest, if any, at the date of purchase. On or after January 15, 2025, the Company may redeem the 1.85% Notes in whole at any time or in part from time to time at 100% of their principal amount, together with accrued and unpaid interest, if any, to the redemption date. Costs and discounts of approximately $5 million associated with the issuance of the 1.85% Notes, representing underwriting fees and other expenses, have been recorded as a contra-liability within Long-term debt and are being amortized to interest expense, net over the term of the 1.85% Notes. In connection with the 1.85% Notes, in February 2020, the Company entered into derivative instrument agreements to manage its risks associated with interest rates on the 1.85% Notes and foreign currency fluctuations related to the financing of international operations. See Note 7 to the Financial Statements for further discussion of these derivative instruments and the Company's hedge accounting policies.

(3) In August 2020, MonotaRO Co. LTD., the endless assortment business in Japan, entered into a ¥9 billion term loan agreement to fund technology investments and the expansion of its distribution center network. The Japanese Yen term loan matures in 2024, payable over four equal semi-annual principal installments in 2023 and 2024, and bears average interest at 0.05%.

(4) The estimated fair value of the Company’s Senior Notes was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as level 2 inputs within the fair value hierarchy. The carrying value of other long-term debt approximates fair value due to their variable interest rates.

NOTE 7 - DERIVATIVE INSTRUMENTS
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

Fair value hedges
The Company uses fair value hedges primarily to hedge a portion of its fixed-rate long-term debt via interest rate swaps. Changes in the fair value of the interest rate swap, along with the gain or loss on the hedged item, is recorded in earnings under the same line item, interest expense, net. The notional amount of the Company’s outstanding fair value hedges as of March 31, 2021 and December 31, 2020 was $500 million.

Cash flow hedges
The Company uses cash flow hedges primarily to hedge the exposure to variability in forecasted cash flows from foreign currency-denominated intercompany borrowings via cross-currency swaps. Gains or losses on the cross-currency swaps are reported as a component of Accumulated other comprehensive earnings (losses) (AOCE) and reclassified into earnings in the same period during which the hedged transaction affects earnings. The notional amount of the Company’s outstanding cash flow hedges as of March 31, 2021 and December 31, 2020 was approximately $34 million.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The effect of the Company's fair value and cash flow hedges on the Company's Condensed Consolidated Statement of Earnings for the three months ended March 31, 2021 and 2020 is as follows (in millions of dollars):

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Interest expense, net	Other, net	Interest expense, net	Other, Net
Gain or (loss) recognized in earnings
Fair value hedge:
Hedged item	$10	$—	$(18)	$—
Interest rate swap designated as hedging instrument	$(10)	$—	$18	$—

Cash flow hedge:
Hedged item	$—	$—	$—	$(2)
Cross-currency swap designated as hedging instrument	$—	$—	$—	$2

The effect of the Company’s fair value and cash flow hedges on AOCE for the three months ended March 31, 2021 and 2020 was not material.

The fair value and carrying amounts of outstanding derivative instruments in the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 were as follows (in millions of dollars):

		As of March 31, 2021	As of December 31, 2020
	Balance Sheet Classification	Fair Value and Carrying Amounts	Fair Value and Carrying Amounts
Cross-currency swap	Other non-current liabilities	$2	$2
Interest rate swap	Other assets	$10	$21

The carrying amount of the liability hedged by the interest rate swap (long-term debt), including the cumulative amount of fair value hedging adjustments, as of March 31, 2021 and December 31, 2020 amounted to $510 million and $521 million, respectively.

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

NOTE 8 - INCOME TAXES
The reconciliations of income tax expense with federal income taxes at the statutory rate are as follows (in millions of dollars):

	Three Months Ended March 31,
	2021	2020
Federal income tax	$72	$35
States income taxes, net of federal income tax benefit	9	4
Foreign rate difference	7	3
Net tax benefit related to foreign subsidiaries	—	(85)
Income tax expense (benefit)	$88	$(43)
Effective tax rate	25.8%	(30.4)%

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The changes to the Company's effective tax rate for the three months ended March 31, 2021 was primarily driven by the absence of tax losses in the Company's investment in Fabory due to the impairment and internal reorganization of the Company's holdings of Fabory in the first quarter of 2020. The Company divested Fabory during the second quarter of 2020.

NOTE 9 - DIVIDEND
On April 28, 2021, the Company’s Board of Directors declared a quarterly dividend of $1.62 per share, payable June 1, 2021, to shareholders of record on May 10, 2021.

NOTE 10 - SEGMENT INFORMATION
Following is a summary of segment results (in millions of dollars):

	Three Months Ended March 31, 2021
	High-Touch Solutions (N.A.)	Endless Assortment	Total Reportable Segments	Other	Total
Total net sales	$2,397	$622	$3,019	$65	$3,084
Segment operating earnings	$306	$55	$361	$(3)	$358

	Three Months Ended March 31, 2020
	High-Touch Solutions (N.A.)	Endless Assortment	Total Reportable Segments	Other	Total
Total net sales	$2,355	$496	$2,851	$150	$3,001
Segment operating earnings	$314	$35	$349	$(190)	$159

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

Intersegment sales transactions, which are sales between Grainger businesses in separate reportable segments, are eliminated within the segment to present only the impact of third-party sales. Service fees for intersegment sales from the High-Touch Solutions (N.A.) segment to the Endless Assortment segment are included in SG&A.

Corporate costs are substantially allocated to each reportable segment based on benefits received. Assets for reportable segments are not disclosed as such information is not regularly reviewed by the Company's Chief Operating Decision Maker.

NOTE 11 - CONTINGENCIES AND LEGAL MATTERS
From time to time the Company is involved in various legal and administrative proceedings, including claims related to product liability, safety or compliance, privacy and cybersecurity matters, negligence, contract disputes, environmental issues, unclaimed property, wage and hour laws, intellectual property, advertising, consumer protection, pricing (including disaster or emergency declaration pricing statutes), employment practices, regulatory compliance, anti-bribery and corruption or other matters and actions brought by employees, consumers, competitors, suppliers, customers, governmental entities and other third parties.

As previously disclosed, beginning in the fourth quarter of 2019, Grainger, KMCO, LLC (KMCO) and other defendants have been named in several product liability-related lawsuits in the Harris County, Texas District Court relating to an explosion at a KMCO chemical refinery located in Crosby, Harris County, Texas on April 2, 2019. The complaints, which to date encompass 15 lawsuits and approximately 145 plaintiffs, seek recovery of compensatory and other damages and relief in relation to one death and various alleged injuries. On May 8, 2020, KMCO filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Texas for relief under Chapter 7 of Title 11 of the United States Bankruptcy Court in the case KMCO, LLC, No. 20-60028. As a result of the Chapter

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
7 proceedings, the claims against KMCO in the Harris County lawsuits were stayed. Effective January 1, 2021, the Bankruptcy Court lifted the stay with respect to KMCO.

On December 16, 2020, KMCO, the trustee of its estate and ORG Chemical Holdings, LLC, KMCO’s parent company (“ORG”), filed a product liability-related lawsuit relating to the KMCO chemical refinery incident against Grainger and another defendant in the Harris County, Texas District Court, which seeks unspecified damages (the “KMCO Case”). On April 1, 2021, twenty-four individual plaintiffs filed a petition in intervention seeking to be added as plaintiffs in the KMCO Case and seeking unspecified damages. On March 24, 2021, Indian Harbor Insurance Company together with other insurance companies and underwriters, as subrogees of KMCO and ORG, filed a lawsuit relating to the KMCO chemical refinery incident against Grainger and another defendant in the Harris County, Texas District Court, seeking reimbursement of insurance payments made by the plaintiffs on behalf of the insured parties and other damages.

Grainger is investigating each of the various claims relating to the KMCO chemical refinery incident, which are at an early stage, and intends to contest these matters vigorously.

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
W.W. Grainger, Inc. (Grainger or Company) is a broad line, business-to-business distributor of maintenance, repair and operating (MRO) products and services with operations primarily in North America (N.A.), Japan and the United Kingdom (U.K.). Grainger uses a combination of its high-touch solutions and endless assortment businesses to serve its more than 5 million customers worldwide, which rely on Grainger for MRO products and services that enable them to run safe, sustainable and productive operations.

Effective January 1, 2021, Grainger's two reportable segments are High-Touch Solutions (N.A.) and Endless Assortment. These reportable segments align with Grainger's go-to-market strategies and bifurcated business models (high-touch solutions and endless assortment). The High-Touch Solutions (N.A.) segment includes the Grainger-branded businesses in the United States of America (U.S.), Canada, Mexico and Puerto Rico. The Endless Assortment segment includes the Company’s Zoro Tools, Inc. (Zoro) and MonotaRO Co., Ltd. (MonotaRO) online channels which operate predominately in the U.S., U.K. and Japan.

Strategic Priorities Amidst the COVID-19 Pandemic
The Company’s strategic priorities for 2021 have not changed from those stated in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report for the year ended December 31, 2020 on Form 10-K (2020 Form 10-K), which are to "Keep the World Working" and relentlessly expand Grainger’s leadership position in the MRO space by being the go-to-partner for people who build and run safe, sustainable and productive operations. However, the respective business plans to achieve these strategic priorities continue to be affected by the global outbreak of Coronavirus in 2019 (COVID-19 pandemic).

The COVID-19 pandemic has caused significant disruptions in the U.S. and global markets, and economists expect the economic impact will continue to be significant. Grainger is an essential business and its major facilities have been allowed to remain operational during the pandemic as customers have depended on Grainger's products and services to keep their businesses up and running. As the COVID-19 pandemic continues to impact global markets and the needs of customers, employees, suppliers and communities continue to change, the Company’s efforts and business plans have evolved accordingly. Grainger is currently focused on serving customers and communities well in addressing the pandemic and preparing for an ongoing recovery, supporting the needs and safety of employees and ensuring the Company continues to operate with a strong financial position.

Impact of the COVID-19 Pandemic to Grainger Businesses
The COVID-19 pandemic has impacted and is likely to continue impacting Grainger’s businesses and operations as well as the operations of its customers and suppliers.

From a customer perspective, business re-openings, production and related activity throughout the quarter varied based on geography, industry and COVID-19 pandemic conditions. For example, the U.S. geography began to see signs of economic recovery while other international geographies faced slower reopenings. In the high-touch solutions and endless assortment businesses, sales to essential businesses remained strong while sales to non-essential and disrupted industries are beginning to return to pre-COVID-19 pandemic levels. From an inventory and supply chain perspective, demand for pandemic-related inventory has started to decrease with excess supply in the marketplace, resulting in inventory adjustments during the quarter.

The Company's major operational facilities and infrastructure (i.e., Distribution Centers, branches, e-commerce sites, and logistic partners) are remaining operational with limited disruptions, while adhering to strict safety and social-distancing protocols. In addition, the Company has prioritized maintaining all facilities safe for customers and employees to work and interact. To date, the Company has been able to absorb the pandemic impact with minimal workforce reductions or furloughs, which positions the Company for accelerated growth post-pandemic.
Matters Affecting Comparability
There were 63 sales days in the three months ended March 31, 2021 and 64 sales days in the three months ended March 31, 2020.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Consistent with the Company's strategic focus on broad line MRO distribution in key markets, in June 2020 Grainger divested the Fabory high-touch solutions business, in August 2020 divested the China high-touch solutions business (China) and in November 2020 commenced the liquidation of Zoro Tools Europe (ZTE) in Germany. Accordingly, the Company’s operating results include Fabory, China and ZTE results through the respective dates of divestiture or liquidation.

In addition, beginning in mid-February 2020, the Company experienced elevated levels of COVID-19 pandemic-related product sales (e.g., personal protective equipment (PPE) and safety products) due to higher customer demand in response to the COVID-19 pandemic, while non-pandemic sales decreased. Conversely, as the COVID-19 pandemic progressed throughout 2020 and into 2021, the Company has seen levels of pandemic-related sales soften toward pre-pandemic levels and non-pandemic sales turning positive. This will have an impact on gross margin as pandemic-related product sales are generally lower-margin.

Results of Operations – Three Months Ended March 31, 2021
The following table is included as an aid to understand the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars):

	Three Months Ended March 31,
			Percent Increase/(Decrease)	As a Percent of Net Sales
	2021	2020		2021	2020
Net sales	$3,084	$3,001	2.8%	100.0%	100.0%
Cost of goods sold	1,991	1,880	5.9%	64.5%	62.6%
Gross profit	1,093	1,121	(2.5)%	35.5%	37.4%
Selling, general and administrative expenses (SG&A)	735	962	(23.6)%	23.9%	32.1%
Operating earnings	358	159	125.5%	11.6%	5.3%
Other expense, net	15	17	(10.8)%	0.5%	0.6%
Income tax provision (benefit)	88	(43)	(304.6)%	2.9%	(1.4)%
Net earnings	255	185	37.5%	8.3%	6.2%
Noncontrolling interest	17	12	36.6%	0.6%	0.4%
Net earnings attributable to W.W. Grainger, Inc.	$238	$173	37.5%	7.7%	5.8%

Grainger’s net sales of $3,084 million for the first quarter of 2021 increased $83 million, or 2.8%, compared to the same quarter in 2020. On a daily basis net sales increased 4.4%. The increase in net sales was primarily driven by volume increases in the high-touch solutions and endless assortment businesses. Also, non-pandemic related product sales continue to improve while demand for pandemic-related product sales remain higher than their pre-pandemic level. See Note 3 to the Financial Statements for information related to disaggregated revenue. See the Segment Analysis below for further details related to segment revenue.

Gross profit of $1,093 million for the first quarter of 2021 decreased $28 million, or 2%, compared to the same quarter in 2020. The gross profit margin of 35.5% during the first quarter of 2021 decreased 1.9 percentage points when compared to the same quarter in 2020. This decrease was primarily driven by non-core pandemic-related inventory adjustments in the U.S. business (part of High-Touch Solutions (N.A.)). See Segment Analysis below for further details related to segment gross profit.

SG&A of $735 million for the first quarter of 2021 decreased $227 million, or 24%, compared to the first quarter of 2020. This decrease is primarily a result of higher net restructuring charges in the U.S. and Canada businesses (part of High-Touch Solutions (N.A.)) and impairment charges for the divested Fabory business (part of Other) in the first quarter of 2020.

The following tables (in millions of dollars, except percentages) reconcile reported SG&A, operating earnings and net earnings attributable to W.W. Grainger, Inc. determined in accordance with U.S. generally accepted accounting principles (GAAP) to non-GAAP measures including SG&A adjusted, operating earnings adjusted and net earnings

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
attributable to W.W. Grainger, Inc. adjusted. The Company believes that these non-GAAP measures provide meaningful information to assist investors in understanding financial results and assessing prospects for future performance as they provide a better baseline for analyzing the ongoing performance of its businesses by excluding items that may not be indicative of core operating results. Because non-GAAP financial measures are not standardized, it may not be possible to compare these measures with other companies' non-GAAP measures having the same or similar names.

	Three Months Ended
	March 31, 2021
	2021	2020	%
SG&A reported	$735	$962	(24)%
Restructuring, net (High-Touch Solutions (N.A.))	—	7
Fabory impairment charges (Other)	—	177
Total restructuring, net and impairment charges	—	184
SG&A adjusted	$735	$778	(6)%

	2021	2020	%
Operating earnings reported	$358	$159	126%
Total restructuring, net, and impairment charges	—	184
Operating earnings adjusted	$358	$343	4%

	2021	2020	%
Net earnings attributable to W.W. Grainger, Inc. reported	$238	$173	38%
Total restructuring, net, impairment charges and tax¹	—	57
Net earnings attributable to W.W. Grainger, Inc. adjusted	$238	$230	3%
¹ The tax impact of adjustments and non-cash impairments are calculated based on the income tax rate in each applicable jurisdiction, subject to deductibility and the Company's ability to realize the associated tax benefits.

Excluding restructuring, net and impairment charges in both periods as noted in the table above, SG&A decreased $43 million, or 6%. This decrease is primarily due to cost control actions across the high-touch solutions businesses. SG&A leverage improved 2.1 percentage points when compared to the first quarter of 2020.

Operating earnings of $358 million for the first quarter of 2021 increased $199 million, or 126%, compared to the first quarter of 2020. Excluding restructuring, net and impairment charges in both periods as noted in the table above, operating earnings increased $15 million, or 4%, driven primarily by lower SG&A expenses partially offset by lower gross profit dollars.

Other expense, net was $15 million for the first quarter of 2021, a decrease of $2 million, or 11%, compared to the first quarter of 2020.

The Company recorded an income tax expense of $88 million for the first quarter of 2021, which increased $131 million, or 305%, compared to an income tax benefit of $43 million in the first quarter of 2020. This change is primarily related to a tax benefit related to the Fabory business recorded in the first quarter of 2020. Grainger's effective tax rates were 25.8% and negative 30.4% for the three months ended March 31, 2021 and 2020, respectively. Excluding this tax benefit, as well as the restructuring, net and impairment charges in both periods as noted in the table above, the effective tax rates were 25.8% and 25.6% for the three months ended March 31, 2021 and 2020, respectively. The reconciliation of the effective tax rate is as follows:

	Three Months Ended March 31,
	2021	2020
Effective tax rate reported	25.8%	(30.4)%
Tax benefit related to the Fabory business	—	61.2
Tax impact of restructuring, net and impairment charges	—	(5.2)
Effective tax rate adjusted	25.8%	25.6%

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Net earnings attributable to W.W. Grainger, Inc. of $238 million for the first quarter of 2021 increased $65 million, or 38%, compared to the first quarter of 2020. Excluding restructuring, net, impairment charges and tax from both periods per the table above, net earnings increased $8 million or 3%.

Segment Analysis
See Note 10 to the Financial Statements for further detail on segment information.

High-Touch Solutions (N.A.)
Net sales were $2,397 million for the first quarter of 2021, an increase of $42 million, or 1.8% compared to the same period in 2020. On a daily basis, net sales increased 3.4% and consisted of the following:

Percent Increase
Price and customer mix	2.0%
Volume (including product mix)	1.1
Foreign exchange	0.3
Total	3.4%
Overall, revenue increases for the high-touch solutions businesses were primarily driven by price and customer mix. During the first quarter of 2021, the U.S. business experienced some continuation of elevated sales volume of pandemic-related products from the government and other essential businesses with sales to non-essential and disrupted industries beginning to return to their pre-pandemic levels. See Note 3 to the Financial Statements for information related to disaggregated revenue. From a product perspective, the high-touch solutions business experienced continued demand for COVID-19 pandemic-related products, as well as increasing demand for non-pandemic products as the economy improves.

Gross profit margin for the first quarter of 2021 decreased 2.3 percentage points compared to the same period in 2020. The decrease was primarily the result of U.S. business inventory adjustments on non-core pandemic-related products in the first quarter of 2021.

SG&A of $589 million for the first quarter of 2021 decreased $31 million, or 5%, when compared to the first quarter of 2020, which is primarily driven by reduced travel and general operating efficiencies.

Operating earnings of $306 million for the first quarter of 2021 decreased $8 million, or 3%, from $314 million for the first quarter of 2020. This decrease was driven by lower gross profit dollars partially offset by lower SG&A expenses.

Endless Assortment
Net sales were $622 million for the first quarter of 2021, an increase of $126 million, or 25.4%, compared to the same period in 2020. On a daily basis, net sales increased 27.4% and consisted of the following:

Percent Increase
Volume/price/mix	23.3%
Foreign exchange	4.1
Total	27.4%

The increase in net sales was driven by continued strong customer acquisition in the endless assortment businesses.

Gross profit margin increased 0.3 percentage points in the first quarter of 2021 compared to the first quarter of 2020. The increase was driven by Zoro's improved discounting strategies.

SG&A leverage decreased 1.5 percentage points compared with the same period in 2020 due to sales revenue outpacing SG&A expenses related to increased sales volume.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Operating earnings of $55 million for the first quarter of 2021 increased $20 million, or 58% from $35 million for the first quarter of 2020. The increase was driven primarily by higher sales primarily due to continued customer acquisitions.

Other
Net sales were $65 million for the first quarter of 2021, an decrease of $85 million, or 56.5%, when compared to the same quarter in 2020. On a daily basis, net sales decreased 55.8% and consisted of the following:

Percent (Decrease)/ Increase
Business divestitures	(43.3)%
Volume/price/mix	(15.8)
Foreign exchange	3.3
Total	(55.8)%

The decrease in net sales was driven by revenue declines in the Cromwell business as a result of pandemic-related slowdowns and the net impact of the Fabory and China business divestitures.

Gross profit margin increased 2.8 percentage points in the first quarter of 2021 compared to the first quarter of 2020 primarily due to business unit mix.

SG&A decreased 89% in the first quarter of 2021 compared to the first quarter of 2020 primarily due to the impairment charges for the divested Fabory business in the first quarter of 2020.

Operating losses of $3 million for the first quarter of 2021 decreased $187 million compared to operating losses of $190 million for the first quarter of 2020. This improvement is primarily due to the impairment charges for the divested Fabory business in the first quarter of 2020.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Financial Condition
Grainger believes that, assuming its operations are not significantly impacted by the COVID-19 pandemic for a prolonged period, its current level of cash and cash equivalents, marketable securities and availability under its revolving credit facilities will be sufficient to meet its liquidity needs for the next twelve months. Grainger expects to continue to invest in its business and return excess cash to shareholders through cash dividends and share repurchases, which it plans to fund through total available liquidity and cash flows generated from operations. Grainger also maintains access to capital markets and may issue debt or equity securities from time to time, which may provide an additional source of liquidity.

Cash, Cash Equivalents and Liquidity
As of March 31, 2021 and December 31, 2020, Grainger had cash and cash equivalents of $562 million and $585 million, respectively. This decrease in cash is primarily due to resuming capital investments and the share repurchase program, which were paused in 2020 due to the COVID-19 pandemic. As of March 31, 2021, the Company had approximately $1.8 billion in available liquidity.

Cash Flows
Net cash provided by operating activities was $294 million and $244 million for the three months ended March 31, 2021 and 2020, respectively. The increase in cash provided by operating activities is primarily the result of higher net earnings and favorable working capital, including strong accounts receivable collections, partially offset by the net impacts from the now divested Fabory business.

Net cash used in investing activities was $58 million and $52 million for the three months ended March 31, 2021 and 2020, respectively. This increase in net cash used in investing activities was primarily driven by higher additions to the Company's supply chain infrastructure slightly offset by sales and redemption of assets.

Net cash used in financing activities was $250 million in the three months ended March 31, 2021 compared to net cash provided by $955 million in the three months ended March 31, 2020. The change in net cash (used in) provided by financing activities was primarily driven by prior year borrowings of long-term debt partially offset by higher treasury stock repurchases in the current year.

Working Capital
Internally generated funds are the primary source of working capital and funds used for growth initiatives and capital expenditures.

Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt, current maturities of long-term debt and lease liabilities). Working capital as of March 31, 2021, was $2,080 million, a decrease of $140 million when compared to $2,220 million as of December 31, 2020. The decrease was primarily driven by a decrease in inventory and an increase in trade accounts payable. At these dates, the ratio of current assets to current liabilities was 2.4 and 2.6 for March 31, 2021 and December 31, 2020, respectively.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including revolving credit facilities. Total debt, which is defined as total interest-bearing debt (short-term, current maturities and long-term) and lease liabilities as a percent of total capitalization was 55.5% at March 31, 2021, and 55.6% at December 31, 2020.

Grainger receives ratings from two independent credit rating agencies: Moody's Investor Service (Moody's) and Standard & Poor's (S&P). Both credit rating agencies currently rate the Company's corporate credit at investment grade. The following table summarizes the Company's credit ratings at March 31, 2021:

	Corporate	Senior Unsecured	Short-term
Moody's	A3	A3	P2
S&P	A+	A+	A1

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Commitments and Other Contractual Obligations
There were no material changes to the Company’s commitments and other contractual obligations from those disclosed in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2020 Form 10-K.

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

A description of the Company’s critical accounting estimates is described in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2020 Form 10-K.

Forward-Looking Statements
From time to time in this Quarterly Report on Form 10-Q as well as in other written reports, communications and verbal statements, Grainger makes forward-looking statements that are not historical in nature but concern forecasts of future results, business plans, analyses, prospects, strategies, objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws. Forward-looking statements can generally be identified by their use of terms such as “anticipate,” “estimate,” “believe,” “expect,” “could,” “forecast,” “may,” “intend,” “plan,” “predict,” “project,” “will” or “would” and similar terms and phrases, including references to assumptions.

Grainger cannot guarantee that any forward-looking statement will be realized and achievement of future results is subject to risks and uncertainties, many of which are beyond the Company's control, which could cause Grainger's results to differ materially from those that are presented.

Important factors that could cause actual results to differ materially from those presented or implied in the forward-looking statements include, without limitation: the unknown duration and health, economic, operational and financial impacts of the global outbreak of the coronavirus disease 2019 (COVID-19) as well as the duration, extent and impact of the actions taken or contemplated by governmental authorities or others in connection with the COVID-19 pandemic on the Company’s businesses, its employees, customers and suppliers, including disruption to Grainger's operations resulting from employee illnesses, the development and availability of effective treatment or vaccines, any mandated facility closures of non-essential businesses, stay in shelter health orders or other similar restrictions for customers and suppliers, changes in customers' product needs, suppliers' inability to meet unprecedented demand for COVID-19 related products, inventory shortages, the potential for government action to allocate or direct products to certain customers which may cause disruption in relationships with other customers, disruption caused by business responses to the COVID-19 pandemic, including working remote arrangements, which may create increased vulnerability to cybersecurity incidents, including breaches of information systems security, adaptions to the Company's controls and procedures required by working remote arrangements, including financial reporting processes, which could impact the design or operating effectiveness of such controls or procedures, and global or regional economic downturns or recessions, which could result in a decline in demand for the Company's products or limit the Company's ability to access capital markets on terms that are attractive or at all; higher product costs or other expenses; a major loss of customers; loss or disruption of sources of supply; changes in customer or product mix; increased competitive pricing pressures; failure to develop or implement new technology initiatives or business strategies; failure to adequately protect intellectual property or successfully defend against infringement claims; fluctuations or declines in the Company's gross profit percentage; the Company's responses to market pressures; the outcome of pending and future litigation or governmental or regulatory proceedings, including with respect to wage and hour, anti-bribery and corruption, environmental, advertising, consumer protection, pricing (including disaster or emergency declaration pricing statutes), product liability, general commercial disputes, safety or compliance, or privacy and cybersecurity matters; investigations, inquiries, audits and changes in laws and regulations; failure to comply with laws, regulations and standards; government contract matters; disruption of information technology or data security systems involving the Company or third parties on which the Company

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
depends; general industry, economic, market or political conditions; general global economic conditions including tariffs and trade issues and policies; currency exchange rate fluctuations; market volatility, including price and trading volume volatility or price declines of the Company's common stock; commodity price volatility; labor shortages; facilities disruptions or shutdowns; higher fuel costs or disruptions in transportation services; other pandemic diseases or viral contagions; natural or human induced disasters, extreme weather and other catastrophes or conditions; failure to attract, retain, train, motivate, develop and transition key employees; loss of key members of management or key employees; changes in effective tax rates; changes in credit ratings or outlook; the Company's incurrence of indebtedness and other factors identified under Part II, Item 1A: “Risk Factors” in the Company’s 2020 Form 10-K, as updated from time to time in the Company’s Quarterly Reports on Form 10-Q.

Caution should be taken not to place undue reliance on Grainger's forward-looking statements and Grainger undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

W.W. Grainger, Inc. and Subsidiaries

Item 3.Quantitative and Qualitative Disclosures About Market Risk
As disclosed in Part II, Item 7A: Quantitative and Qualitative Disclosures About Market Risk in the Company's 2020 Form 10-K, Grainger’s primary market risk exposures include changes in foreign currency exchange and interest rates.

For a discussion of current market conditions resulting from the COVID-19 pandemic, refer to Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in Grainger's internal control over financial reporting for the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings
For a description of the Company’s legal proceedings, see Note 11 - Contingencies and Legal Matters - to the Condensed Consolidated Financial Statements included under Part 1, Item 1: Financial Statements.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities – First Quarter

Period	Total Number of Shares Purchased (A) (D)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1 - January 31	155,980	$388.26	154,980	1,338,763
February 1 - February 28	146,924	$374.55	146,924	1,191,839
March 1 - March 31	150,566	$394.53	150,016	1,041,823
Total	453,470		451,920
(A)There were no shares withheld to satisfy tax withholding obligations.
(B)Average price paid per share excludes commissions of $0.01 per share paid.
(C)Purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors and announced April 24, 2019 (2019 Program). The 2019 Program authorizes the repurchase of up to 5 million shares with no expiration date. On April 28, 2021, Grainger's Board of Directors authorized and the Company announced a new program authorizing the repurchase of up to 5 million shares with no expiration date, replacing the 2019 Program.
(D)The difference of 1,550 shares between the Total Number of Shares Purchased and the Total Number of
Shares Purchased as Part of Publicly Announced Plans or Programs represents shares purchased by the administrator and record keeper of the W.W. Grainger, Inc. Retirement Savings Plan for the benefit of the employees who participate in the plan.

Item 6: Exhibits
A list of exhibits filed with this report on Form 10-Q is provided in the Exhibit Index on page 27 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. GRAINGER, INC.
Date:	April 30, 2021	By:	/s/ Deidra C. Merriwether
Deidra C. Merriwether
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)
Date:	April 30, 2021	By:	/s/ Eric R. Tapia
Eric R. Tapia
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