Form 10-Q
period 2021-06-30
W.W. GRAINGER, INC.
filed 2021-07-30
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
                          FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
OR

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” "smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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
Yes ☐  No ☒

There were 52,074,363 shares of the Company’s Common Stock, par value $0.50, outstanding as of June 30, 2021.

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions of dollars and shares, except for per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$3,207	$2,837	$6,291	$5,838
Cost of goods sold	2,083	1,821	4,074	3,701
Gross profit	1,124	1,016	2,217	2,137
Selling, general and administrative expenses	790	811	1,525	1,773
Operating earnings	334	205	692	364
Other (income) expense:
Interest expense, net	22	28	43	49
Other, net	(7)	(7)	(13)	(11)
Total other expense, net	15	21	30	38
Earnings before income taxes	319	184	662	326
Income tax provision	76	55	164	12
Net earnings	243	129	498	314
Less: Net earnings attributable to noncontrolling interest	18	15	35	27
Net earnings attributable to W.W. Grainger, Inc.	$225	$114	$463	$287
Earnings per share:
Basic	$4.30	$2.11	$8.80	$5.31
Diluted	$4.27	$2.10	$8.76	$5.29
Weighted average number of shares outstanding:
Basic	52.2	53.5	52.2	53.6
Diluted	52.5	53.7	52.5	53.8
Cash dividends paid per share	$1.62	$1.44	$3.15	$2.88

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net earnings	$243	$129	$498	314
Other comprehensive earnings (losses):
Foreign currency translation adjustments, net of reclassification	9	64	(26)	6
Postretirement benefit plan gains (losses), net of tax benefit of $1, $1, $2, and $2, respectively	(2)	(3)	(6)	(6)
Other	—	3	1	4
Total other comprehensive earnings (losses)	7	64	(31)	4
Comprehensive earnings, net of tax	250	193	467	318
Less: Comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	18	15	35	27
Foreign currency translation adjustments	—	(2)	(18)	1
Total comprehensive earnings (losses) attributable to noncontrolling interest	18	13	17	28
Comprehensive earnings attributable to W.W. Grainger, Inc.	$232	$180	$450	$290

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except for share and per share amounts)

	As of
Assets	(Unaudited) June 30, 2021	December 31, 2020
Current assets
Cash and cash equivalents	$547	$585
Accounts receivable (less allowances for credit losses of $29 and $27, respectively)	1,634	1,474
Inventories - net	1,707	1,733
Prepaid expenses and other current assets	169	127
Total current assets	4,057	3,919
Property, buildings and equipment - net	1,436	1,395
Goodwill	390	391
Intangibles - net	232	228
Other assets	347	362
Total assets	$6,462	$6,295

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$—	$8
Trade accounts payable	954	779
Accrued compensation and benefits	285	307
Accrued expenses	321	305
Income taxes payable	29	42
Total current liabilities	1,589	1,441
Long-term debt (less current maturities)	2,375	2,389
Deferred income taxes and tax uncertainties	88	110
Other non-current liabilities	269	262
Shareholders' equity
Cumulative preferred stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	55	55
Additional contributed capital	1,247	1,239
Retained earnings	9,089	8,779
Accumulated other comprehensive losses	(74)	(61)
Treasury stock, at cost - 57,584,856 and 57,134,828 shares, respectively	(8,449)	(8,184)
Total W.W. Grainger, Inc. shareholders’ equity	1,868	1,828
Noncontrolling interest	273	265
Total shareholders' equity	2,141	2,093
Total liabilities and shareholders' equity	$6,462	$6,295

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net earnings	$498	$314
Provision for credit losses	8	14
Deferred income taxes and tax uncertainties	(8)	—
Depreciation and amortization	92	95
Impairment of goodwill, intangible and long-lived assets	—	177
Net (gains) losses from sale or redemption of assets and business divestitures	(4)	110
Stock-based compensation	25	26
Subtotal	113	422
Change in operating assets and liabilities:
Accounts receivable	(180)	(113)
Inventories	22	(144)
Prepaid expenses and other assets	(8)	(37)
Trade accounts payable	178	79
Accrued liabilities	(7)	(32)
Income taxes, net	(50)	(18)
Other non-current liabilities	(3)	5
Subtotal	(48)	(260)
Net cash provided by operating activities	563	476
Cash flows from investing activities:
Additions to property, buildings, equipment and intangibles	(147)	(93)
Proceeds from sale or redemption of assets and business divestitures	17	13
Other - net	—	(2)
Net cash used in investing activities	(130)	(82)
Cash flows from financing activities:
Borrowings under lines of credit	—	12
Payments against lines of credit	—	(50)
Proceeds from long-term debt	—	1,500
Payments of long-term debt	(8)	(347)
Proceeds from stock options exercised	30	28
Payments for employee taxes withheld from stock awards	(28)	(14)
Purchases of treasury stock	(283)	(101)
Cash dividends paid	(176)	(164)
Other - net	2	—
Net cash (used in) provided by financing activities	(463)	864
Exchange rate effect on cash and cash equivalents	(8)	(15)
Net change in cash and cash equivalents	(38)	1,243
Cash and cash equivalents at beginning of year	585	360
Cash and cash equivalents at end of period	$547	$1,603

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

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)
(Unaudited)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2021	$55	$1,239	$8,779	$(61)	$(8,184)	$265	$2,093
Stock-based compensation	—	9	—	—	5	—	14
Purchases of treasury stock	—	—	—	—	(175)	—	(175)
Net earnings	—	—	238	—	—	17	255
Other comprehensive earnings (losses)	—	—	—	(20)	—	(18)	(38)
Reclassification due to the adoption of ASU 2019-12	—	—	12	—	—	—	12
Cash dividends paid ($1.53 per share)	—	—	(81)	—	—	—	(81)
Balance at March 31, 2021	$55	$1,248	$8,948	$(81)	$(8,354)	$264	$2,080
Stock-based compensation	—	(1)	—	—	12	1	12
Purchases of treasury stock	—	—	—	—	(107)	(1)	(108)
Net earnings	—	—	225	—	—	18	243
Other comprehensive earnings (losses)	—	—	—	7	—	—	7
Capital contribution	—	—	—	—	—	2	2
Cash dividends paid ($1.62 per share)	—	—	(84)	—	—	(11)	(95)
Balance at June 30, 2021	$55	$1,247	$9,089	$(74)	$(8,449)	$273	$2,141

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

Changes to Reportable Segments
Effective January 1, 2021, Grainger's two reportable segments are High-Touch Solutions N.A. and Endless Assortment. On March 8, 2021, the Company provided investors with segment summary historical financial information and segment historical data that is consistent with its new reportable segment structure and reflective of the intersegment accounting policies described in Note 10 - Segment Information.

The Company's High-Touch Solutions N.A. segment provides value-added MRO solutions that are rooted in deep product knowledge and customer expertise. This segment includes the Grainger-branded businesses in the U.S., Canada, Mexico and Puerto Rico. The Company’s Endless Assortment segment provides a simple, transparent and streamlined experience for customers to shop millions of products online. This segment includes the Company’s Zoro Tools, Inc. (Zoro) businesses in the U.S. and U.K. and MonotaRO Co., Ltd. (MonotaRO), which operates predominately in Japan. The remaining international High-Touch Solutions businesses, operating primarily in the U.K., are classified as “Other” to reconcile to consolidated results. These businesses individually do not meet the criteria of a reportable segment.

NOTE 2 - NEW ACCOUNTING STANDARDS
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU clarifies and simplifies accounting for income taxes by eliminating certain exceptions for intra-period tax allocation principles, the methodology for calculating income tax rates in an interim period, and recognition of deferred taxes for outside basis differences in an investment, among other updates. The effective date of this ASU was for fiscal years and interim periods beginning after December 15, 2020. The Company adopted this ASU effective January 1, 2021 and it did not have a material impact on the Financial Statements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting as modified by subsequently issued ASU 2021-01. This update provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. The guidance is effective upon issuance and generally can be applied

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating the impact of this standard.

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

NOTE 3 - REVENUE
Company revenue is primarily comprised of MRO product sales and related activities, such as freight and services. Total service revenue is not material and accounted for approximately 1% of the Company's revenue for the three and six months ended June 30, 2021 and 2020, respectively.

Grainger serves a large number of customers in diverse industries, which are subject to different economic and market-specific factors. The Company's presentation of revenue by segment and industry most reasonably depicts how the nature, amount, timing and uncertainty of Company revenue and cash flows are affected by economic and market-specific factors. In addition, the segments have unique underlying risks associated with customer purchasing behaviors. In the High-Touch Solutions N.A. segment, more than two-thirds of revenue is derived from customer contracts whereas in the Endless Assortment segment, a majority of revenue is derived from customer spot buys. The following table presents the Company's percentage of revenue by reportable segment and by major customer industry:

	Three Months Ended June 30,
	2021			2020
	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)
Contractors	9%	15%	10%	9%	16%	10%
Commercial	9%	14%	10%	8%	15%	9%
Government	19%	3%	15%	22%	2%	18%
Healthcare	7%	2%	6%	10%	2%	8%
Manufacturing	29%	30%	30%	28%	28%	28%
Retail/Wholesale	10%	10%	10%	10%	10%	10%
Transportation	5%	3%	5%	5%	3%	5%
Others(1)	12%	23%	14%	8%	24%	12%
Total	100%	100%	100%	100%	100%	100%
Percent of Total Company Revenue	78%	20%	100%	77%	19%	100%

(1) Others primarily includes revenue from industries and customers that are not material individually, including agriculture, mining, natural resources and resellers not aligned to a major industry segment.
(2) Total Company includes other businesses, which includes the Cromwell business in the U.K., as well as the Fabory and China businesses in the period prior to their divestitures in the second and third quarter of 2020, respectively. Other businesses account for approximately 2% of revenue for the three months ended June 30, 2021 and 4% of revenue for the three months ended June 30, 2020, respectively.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30,
	2021			2020
	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)
Contractors	9%	15%	10%	9%	16%	10%
Commercial	9%	15%	10%	8%	14%	9%
Government	19%	3%	15%	20%	3%	16%
Healthcare	7%	2%	6%	9%	2%	8%
Manufacturing	30%	29%	30%	30%	29%	30%
Retail/Wholesale	10%	10%	10%	9%	10%	9%
Transportation	5%	3%	5%	5%	3%	5%
Others(1)	11%	23%	14%	10%	23%	13%
Total	100%	100%	100%	100%	100%	100%
Percent of Total Company Revenue	78%	20%	100%	78%	17%	100%

(1) Others primarily includes revenue from industries and customers that are not material individually, including agriculture, mining, natural resources and resellers not aligned to a major industry segment.
(2) Total Company includes other businesses, which includes the Cromwell business in the U.K., as well as the Fabory and China businesses in the period prior to their divestitures in the second and third quarter of 2020, respectively. Other businesses account for approximately 2% of revenue for the six months ended June 30, 2021 and 5% of revenue for the six months ended June 30, 2020, respectively.

Total accrued sales returns were approximately $41 million and $31 million as of June 30, 2021 and December 31, 2020, respectively and are reported as a reduction of Accounts receivable, net. Total accrued sales incentives were approximately $58 million as of June 30, 2021 and December 31, 2020 and are reported as part of Accrued expenses. The Company had no material unsatisfied performance obligations, contract assets or liabilities as of June 30, 2021 and December 31, 2020.

NOTE 4 - PROPERTY, BUILDINGS AND EQUIPMENT
Property, buildings and equipment consisted of the following (in millions of dollars):

	As of
	June 30, 2021	December 31, 2020
Land	$329	$329
Building, structures and improvements	1,440	1,330
Furniture, fixtures, machinery and equipment	1,570	1,878
Property, buildings and equipment	$3,339	$3,537
Less: Accumulated depreciation and amortization	1,903	2,142
Property, buildings and equipment, net	$1,436	$1,395

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS
Grainger tests reporting units' goodwill and intangible assets for impairment annually during the fourth quarter and more frequently if impairment indicators exist. Accordingly, Grainger performs quarterly qualitative assessments of significant events and circumstances such as reporting units' historical and current results, assumptions regarding future performance, strategic initiatives and overall economic factors, including the current global outbreak of the Coronavirus (COVID-19 pandemic) and macro-economic developments, to determine the existence of potential indicators of impairment and assess if it is more likely than not that the fair value of reporting units' goodwill or intangible assets is less than their carrying value. If indicators of impairment are identified, a quantitative impairment test is performed. The Company did not identify any significant events or changes in circumstances that indicated

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
the existence of impairment indicators during the three and six months ended June 30, 2021. As such, quantitative assessments were not required.

The balances and changes in the carrying amount of Goodwill (net of cumulative goodwill impairments) by segment are as follows (in millions of dollars):

	High-Touch Solutions N.A	Endless Assortment	Other	Total
Balance at January 1, 2020	$318	$52	$59	$429
Acquisition	—	15	—	15
Impairment	—	—	(58)	(58)
Translation	3	3	(1)	5
Balance at December 31, 2020	321	70	—	391
Translation	3	(4)	—	(1)
Balance at June 30, 2021	$324	$66	$—	$390
The cumulative goodwill impairments as of June 30, 2021, were $137 million and consisted of $32 million within High-Touch Solutions N.A. and $105 million in Other. During the first quarter of 2020, the Company recorded $58 million of impairment charges in Selling, general and administrative expenses (SG&A) in connection with the impairment of Fabory's goodwill. The impairment is presented in Other in the table above. The Company divested the Fabory business during the second quarter of 2020. Grainger's current business portfolio had no impairments to goodwill for the three and six months ended June 30, 2021 and 2020.
The balances in Intangible assets, net are as follows (in millions of dollars):

		June 30, 2021			December 31, 2020
	Weighted average life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer lists and relationships	11.8 years	$221	$173	$48	$223	$171	$52
Trademarks, trade names and other	14.1 years	36	24	12	36	22	14
Non-amortized trade names and other	Indefinite	26	—	26	28	—	28
Capitalized software	4.2 years	496	350	146	461	327	134
Total intangible assets	6.9 years	$779	$547	$232	$748	$520	$228

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 6 - DEBT
There was no short-term debt as of June 30, 2021 and December 31, 2020.

Long-term debt, including current maturities and debt issuance costs and discounts, net, consisted of the following (in millions of dollars):

	As of June 30, 2021		As of December 31, 2020
	Carrying Value	Fair Value(4)	Carrying Value	Fair Value(4)
4.60% senior notes due 2045(1)	$1,000	$1,294	$1,000	$1,343
3.75% senior notes due 2046(1)	400	458	400	479
4.20% senior notes due 2047(1)	400	490	400	514
1.85% senior notes due 2025(2)	500	518	500	526
Japanese Yen term loan(3)	81	81	87	87
Other	17	17	34	34
Subtotal	2,398	2,858	2,421	2,983
Less: Current maturities	—	—	(8)	(8)
Debt issuance costs and discounts, net of amortization	(23)	(23)	(24)	(24)
Long-term debt (less current maturities)	$2,375	$2,835	$2,389	$2,951

(1) In the years 2015-2017, Grainger issued $1.8 billion in long-term debt (Senior Notes). Debt was issued as follows:
•In May 2017, $400 million payable in 30 years and carries a 4.20% interest rate, payable semi-annually.
•In May 2016, $400 million payable in 30 years and carries a 3.75% interest rate, payable semi-annually.
•In June 2015, $1 billion payable in 30 years and carries a 4.60% interest rate, payable semi-annually.

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

(3) In August 2020, MonotaRO Co. Ltd., entered into a ¥9 billion term loan agreement to fund technology investments and the expansion of its distribution center network. The Japanese Yen term loan matures in 2024, payable over four equal semi-annual principal installments in 2023 and 2024, and bears average interest at 0.05%.

(4) The estimated fair value of the Company’s Senior Notes was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 within the fair value hierarchy. The carrying value of other long-term debt approximates fair value due to their variable interest rates.

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

Fair value hedges
The Company uses fair value hedges primarily to hedge a portion of its fixed-rate long-term debt via interest rate swaps. Changes in the fair value of the interest rate swap, along with the gain or loss on the hedged item, is recorded in earnings under the same line item, interest expense, net. The notional amount of the Company’s outstanding fair value hedges as of June 30, 2021 and December 31, 2020 was $500 million.

Cash flow hedges
The Company uses cash flow hedges primarily to hedge the exposure to variability in forecasted cash flows from foreign currency-denominated intercompany borrowings via cross-currency swaps. Gains or losses on the cross-currency swaps are reported as a component of Accumulated other comprehensive earnings (losses) (AOCE) and reclassified into earnings in the same period during which the hedged transaction affects earnings. The notional amount of the Company’s outstanding cash flow hedges as of June 30, 2021 and December 31, 2020 was approximately $34 million.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The effect of the Company's fair value and cash flow hedges on the Company's Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2021 and 2020 is as follows (in millions of dollars):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Interest expense, net	Other, net	Interest expense, net	Other, net	Interest expense, net	Other, Net	Interest expense, net	Other, Net
Gain or (loss) recognized in earnings
Fair value hedge:
Hedged item	$(1)	$—	$(4)	$—	$9	$—	$(22)	$—
Interest rate swap designated as hedging instrument	$1	$—	$4	$—	$(9)	$—	$22	$—

Cash flow hedge:
Hedged item	$—	$1	$—	$2	$—	$1	$—	$—
Cross-currency swap designated as hedging instrument	$—	$(1)	$—	$(2)	$—	$(1)	$—	$—

The effect of the Company’s fair value and cash flow hedges on AOCE for the six months ended June 30, 2021 and 2020 was not material.

The fair value and carrying amounts of outstanding derivative instruments in the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 were as follows (in millions of dollars):

		As of June 30, 2021	As of December 31, 2020
	Balance Sheet Classification	Fair Value and Carrying Amounts	Fair Value and Carrying Amounts
Cross-currency swap	Other non-current liabilities	$3	$2
Interest rate swap	Other assets	$12	$21

The carrying amount of the liability hedged by the interest rate swap (long-term debt), including the cumulative amount of fair value hedging adjustments, as of June 30, 2021 and December 31, 2020 amounted to $512 million and $521 million, respectively.

The estimated fair values of the Company's derivative instruments were based on quoted market forward rates, which are classified as Level 2 within the fair value hierarchy, and reflect the present value of the amount that the Company would pay for contracts involving the same notional amounts and maturity dates. No adjustments were required during the current period to reflect the counterparty’s credit risk and/or the Company’s own nonperformance risk.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 8 - INCOME TAXES
The reconciliations of income tax expense with federal income taxes at the statutory rate are as follows (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Federal income tax	$67	$47	$139	$82
States income taxes, net of federal income tax benefit	8	7	18	11
Stock compensation	(6)	—	(7)	(2)
Foreign rate difference	6	4	13	7
Net tax benefit related to foreign subsidiaries	—	(3)	—	(88)
Other, net	1	—	1	2
Income tax provision	$76	$55	$164	$12
Effective tax rate	23.6%	30.2%	24.7%	3.9%

The changes to the Company's effective tax rate for the six months ended June 30, 2021 were primarily driven by the absence of the prior year net tax benefit from the Company's investment in Fabory. The Company divested the Fabory business during the second quarter of 2020.

NOTE 9 - DIVIDEND
On July 28, 2021, the Company’s Board of Directors declared a quarterly dividend of $1.62 per share, payable September 1, 2021, to shareholders of record on August 9, 2021.

NOTE 10 - SEGMENT INFORMATION
Following is a summary of segment results (in millions of dollars):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Net sales	Operating earnings	Net sales	Operating earnings	Net sales	Operating earnings	Net sales	Operating earnings
High-Touch Solutions N.A.	$2,498	$282	$2,197	$285	$4,895	$588	$4,552	$599
Endless Assortment	645	58	525	42	1,267	113	1,021	77
Other	64	(6)	115	(122)	129	(9)	265	(312)
Total Company	$3,207	$334	$2,837	$205	$6,291	$692	$5,838	$364
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

Intersegment sales transactions, which are sales between Grainger businesses in separate reportable segments, are eliminated within the segment to present only the impact of third-party sales. Service fees for intersegment sales from the High-Touch Solutions N.A. segment to the Endless Assortment segment are included in SG&A.

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

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 11 - CONTINGENCIES AND LEGAL MATTERS
From time to time the Company is involved in various legal and administrative proceedings, including claims related to product liability, safety or compliance; privacy and cybersecurity matters; negligence; contract disputes; environmental issues; unclaimed property; wage and hour laws; intellectual property; advertising and marketing; consumer protection; pricing (including disaster or emergency declaration pricing statutes); employment practices; regulatory compliance, including as to trade and export matters; anti-bribery and corruption; and other matters and actions brought by employees, consumers, competitors, suppliers, customers, governmental entities and other third parties.

As previously disclosed, beginning in the fourth quarter of 2019, Grainger, KMCO, LLC (KMCO) and other defendants have been named in several product liability-related lawsuits in the Harris County, Texas District Court relating to an explosion at a KMCO chemical refinery located in Crosby, Harris County, Texas on April 2, 2019. The complaints in which Grainger has been named, which to date encompass 16 lawsuits and approximately 186 plaintiffs, seek recovery of compensatory and other damages and relief in relation to one death and various alleged injuries. On May 8, 2020, KMCO filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Texas for relief under Chapter 7 of Title 11 of the United States Bankruptcy Court in the case KMCO, LLC, No. 20-60028. As a result of the Chapter 7 proceedings, the claims against KMCO in the Harris County lawsuits were stayed. Effective January 1, 2021, the Bankruptcy Court lifted the stay with respect to KMCO.

On December 16, 2020, KMCO, the trustee of its estate and ORG Chemical Holdings, LLC, KMCO’s parent company (“ORG”), filed a product liability-related lawsuit relating to the KMCO chemical refinery incident against Grainger and another defendant in the Harris County, Texas District Court, which seeks unspecified damages (the “KMCO Case”). On April 1, 2021, 24 individual plaintiffs filed a petition in intervention seeking to be added as plaintiffs in the KMCO Case and seeking unspecified damages. On March 24, 2021, Indian Harbor Insurance Company together with other insurance companies and underwriters, as subrogees of KMCO and ORG, filed a lawsuit relating to the KMCO chemical refinery incident against Grainger and another defendant in the Harris County, Texas District Court, seeking reimbursement of insurance payments made by the plaintiffs on behalf of the insured parties and other damages.

Grainger is investigating each of the various claims against the Company relating to the KMCO chemical refinery incident, which are at an early stage, and intends to contest these matters vigorously.

Also, as a government contractor selling to federal, state and local governmental entities, the Company may be subject to governmental or regulatory inquiries or audits or other proceedings, including those related to contract administration, pricing and product compliance.

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

While the Company is unable to predict the outcome of any of these proceedings and other matters, it believes that their ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on the Company’s consolidated financial condition or results of operations.

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

Effective January 1, 2021, Grainger's two reportable segments are High-Touch Solutions N.A. and Endless Assortment. These reportable segments align with Grainger's go-to-market strategies and bifurcated business models (high-touch solutions and endless assortment). The High-Touch Solutions N.A. segment includes the Grainger-branded businesses in the United States of America (U.S.), Canada, Mexico and Puerto Rico. The Endless Assortment segment includes the Company’s Zoro Tools, Inc. (Zoro) and MonotaRO Co., Ltd. (MonotaRO) online channels which operate predominately in the U.S., U.K. and Japan.

Strategic Priorities and Impact of the COVID-19 Pandemic

The Company’s longstanding strategic priorities are to “Keep the World Working” and relentlessly expand Grainger’s leadership position in the MRO space by being the go-to-partner for people who build and run safe, sustainable and productive operations. However, the Company’s business plans to achieve these strategic priorities continue to be affected by the impact of the Coronavirus outbreak (COVID-19 pandemic).

The COVID-19 pandemic caused significant disruptions in the U.S. and global markets, and the full extent of the impacts is still unknown and will depend on a number of developments, including any continued spread of the virus and its variants, the availability of and use of vaccines, and the impact of governmental measures to combat the spread of the virus (such as mask mandates or social distancing requirements) and to promote economic stability and recovery. The initial recovery from the COVID-19 pandemic has been accompanied by a resurgence in demand as industries re-open, which is currently straining global supply chains, raw material and labor availability, and transportation efficiency. Grainger’s businesses and its major facilities have remained operational during the pandemic as customers relied on Grainger’s products and services to keep their businesses up and running.

While the COVID-19 pandemic continues to impact global markets and the needs of customers, employees, suppliers and communities continue to change, the Company’s efforts and business plans will evolve accordingly. Grainger is focused on serving customers and communities in addressing the pandemic and providing products to assist in the ongoing recovery, supporting the needs and safety of employees and ensuring the Company continues to operate with a strong financial position. As more vaccine is distributed and mask mandates evolve, the Company continues to monitor and refine its product assortment and actions to support customers’ return to regular operations.

Further discussion of the risks and uncertainties posed by the COVID-19 pandemic is disclosed in “Risk Factors” under Part I, Item 1A of the Company’s 2020 Form 10-K.
Matters Affecting Comparability
There were 64 sales days in the three months ended June 30, 2021 and June 30, 2020. There were 127 sales days in the six months ended June 30, 2021 and 128 sales days in the six months ended June 30, 2020.

Consistent with the Company's strategic focus on broad line MRO distribution in key markets, in June 2020, Grainger divested the Fabory high-touch solutions business, in August 2020, divested the China high-touch solutions business (China) and in November 2020, commenced the liquidation of Zoro Tools Europe (ZTE) in Germany. Accordingly, the Company’s operating results include Fabory, China and ZTE results through the respective dates of divestiture or liquidation.

In addition, beginning in mid-February 2020, the Company experienced elevated levels of COVID-19 pandemic-related product sales (e.g., personal protective equipment (PPE) and safety products) due to higher customer demand in response to the COVID-19 pandemic, while non-pandemic sales decreased. Conversely, as the COVID-19 pandemic progressed throughout 2020 and into 2021, the Company has seen pandemic-related sales

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
soften and non-pandemic sales grow, as mix returns to more normalized levels. This shift in pandemic/non-pandemic product mix impacted gross margin as pandemic-related product sales are generally lower-margin.

Results of Operations – Three Months Ended June 30, 2021
The following table is included as an aid to understand the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars):

	Three Months Ended June 30,
			Percent Increase/(Decrease)	As a Percent of Net Sales
	2021	2020		2021	2020
Net sales	$3,207	$2,837	13.1%	100.0%	100.0%
Cost of goods sold	2,083	1,821	14.4%	65.0%	64.2%
Gross profit	1,124	1,016	10.6%	35.0%	35.8%
Selling, general and administrative expenses (SG&A)	790	811	(2.5)%	24.6%	28.6%
Operating earnings	334	205	62.3%	10.4%	7.2%
Other expense, net	15	21	(29.7)%	0.5%	0.7%
Income tax provision	76	55	35.1%	2.3%	1.9%
Net earnings	243	129	89.4%	7.6%	4.5%
Noncontrolling interest	18	15	23.0%	0.6%	0.5%
Net earnings attributable to W.W. Grainger, Inc.	$225	$114	97.9%	7.0%	4.0%

Grainger’s net sales of $3,207 million for the second quarter of 2021 increased $370 million, or 13.1%, compared to the same quarter in 2020. The increase in net sales was primarily driven by volume increases in the High-Touch Solutions N.A. and Endless Assortment segments. Also, non-pandemic product sales grew significantly as the economy improved, while demand for pandemic-related products continued to taper off with mix reverting to near pre-pandemic levels. See Note 3 to the Financial Statements for information related to disaggregated revenue. See the Segment Analysis below for further details related to segment revenue.

Gross profit of $1,124 million for the second quarter of 2021 increased $108 million, or 11%, compared to the same quarter in 2020. The gross profit margin of 35.0% during the second quarter of 2021 decreased 0.8 percentage point when compared to the same quarter in 2020. This decrease was primarily driven by certain pandemic-related inventory adjustments in the U.S. business (part of High-Touch Solutions N.A.). See Segment Analysis below for further details related to segment gross profit.

SG&A of $790 million for the second quarter of 2021 decreased $21 million, or 3%, compared to the second quarter of 2020. This decrease was primarily a result of the losses related to the divested Fabory business (part of Other) in the second quarter of 2020.

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

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended June 30,

	2021	2020	%
SG&A reported	$790	$811	(3)%
Restructuring, net (High-Touch Solutions N.A.)	—	1
Fabory divestiture (Other)	—	109
Total restructuring, net and business divestiture	—	110
SG&A adjusted	$790	$701	13%

	2021	2020	%
Operating earnings reported	$334	$205	62%
Total restructuring, net and business divestiture	—	110
Operating earnings adjusted	$334	$315	6%

	2021	2020	%
Net earnings attributable to W.W. Grainger, Inc. reported	$225	$114	98%
Total restructuring, net, business divestiture and tax¹	—	90
Net earnings attributable to W.W. Grainger, Inc. adjusted	$225	$204	11%
¹ The tax impact of adjustments and non-cash impairments are calculated based on the income tax rate in each applicable jurisdiction, subject to deductibility and the Company's ability to realize the associated tax benefits.

Excluding restructuring, net and business divestiture in the second quarter of 2020, SG&A increased $89 million, or 13%. This increase is primarily due to higher wages, variable compensation and marketing expenses.

Operating earnings of $334 million for the second quarter of 2021 increased $129 million, or 62%, compared to the second quarter of 2020. Excluding restructuring, net and business divestiture in both periods as noted in the table above, operating earnings increased $19 million, or 6%, driven primarily by higher gross profit dollars partially offset by higher SG&A expenses.

Other expense, net was $15 million for the second quarter of 2021, a decrease of $6 million, or 30%, compared to the second quarter of 2020. The decrease was primarily related to higher prior year interest expense for the quarter on the draw down on the Company's revolving credit facility of $1 billion in March 2020 as a proactive measure to preserve financial flexibility during pandemic uncertainty.

Income taxes of $76 million for the second quarter of 2021 increased $21 million, or 35%, compared to $55 million in the second quarter of 2020. This change was primarily driven by lower taxable operating earnings for the second quarter of 2020, and the prior year tax impact from the Company's divestiture of its investment in Fabory. Grainger's effective tax rates were 23.6% and 30.2% for the three months ended June 30, 2021 and 2020, respectively. Excluding the tax benefit related to Fabory, as well as the restructuring, net and business divestiture in both periods as noted in the table above, the effective tax rates were 23.6% and 25.8% for the three months ended June 30, 2021 and 2020, respectively.

Net earnings attributable to W.W. Grainger, Inc. of $225 million for the second quarter of 2021 increased $111 million, or 98%, compared to the second quarter of 2020. Excluding restructuring, net, business divestiture and tax from both periods per the table above, net earnings increased $21 million or 11%.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Segment Analysis
See Note 10 to the Financial Statements for further detail on segment information.

High-Touch Solutions N.A.
Net sales were $2,498 million for the second quarter of 2021, an increase of $301 million, or 13.7% compared to the same period in 2020 and consisted of the following:

Percent Increase
Volume (including product mix)	10.6%
Price and customer mix	2.1
Foreign exchange	1.0
Total	13.7%
Overall, revenue increases for the high-touch solutions businesses were primarily driven by volume and product mix. During the second quarter of 2021, the U.S. business continued to experience elevated sales volume of non-pandemic products from commercial and manufacturing businesses with overall sales up for nearly all customer segments as industries continued to improve and re-open. See Note 3 to the Financial Statements for information related to disaggregated revenue. From a product perspective, mix continued to revert to more normalized levels with higher demand for non-pandemic products as the economy recovered, and declining demand for pandemic-related products as PPE guidelines eased during the quarter.

Gross profit margin for the second quarter of 2021 decreased 1.2 percentage points compared to the same period in 2020. The decrease was primarily the result of U.S. business inventory adjustments on certain pandemic-related products in the second quarter of 2021.

SG&A of $640 million for the second quarter of 2021 increased $87 million, or 16%, when compared to the second quarter of 2020, which was primarily driven by higher wages, variable compensation and marketing expenses.

Operating earnings of $282 million for the second quarter of 2021 decreased $3 million, or 1%, from $285 million for the second quarter of 2020. This decrease was driven by higher SG&A expenses, partially offset by higher gross profit dollars.

Endless Assortment
Net sales were $645 million for the second quarter of 2021, an increase of $120 million, or 23.0%, compared to the same period in 2020 and consisted of the following:

Percent Increase/ (Decrease)
Volume/price/mix	23.9%
Foreign exchange	(0.9)
Total	23.0%

The increase in net sales was driven by continued strong customer acquisition in the endless assortment businesses.

Gross profit margin increased 0.7 percentage point in the second quarter of 2021 compared to the second quarter of 2020.

SG&A of $124 million for the second quarter of 2021 increased $22 million or 22% when compared to the second quarter of 2020. SG&A leverage improved 0.2 percentage point compared with the same period in 2020 due to sales revenue outpacing SG&A expenses.

Operating earnings of $58 million for the second quarter of 2021 increased $16 million, or 37% from $42 million for the second quarter of 2020. The increase was primarily driven by higher sales due to continued customer acquisitions.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Other
Net sales were $64 million for the second quarter of 2021, a decrease of $51 million, or 45.1%, when compared to the same quarter in 2020 and consisted of the following:

Percent (Decrease)/ Increase
Business divestiture	(80.1)%
Volume/price/mix	28.9
Foreign exchange	6.1
Total	(45.1)%

The decrease in net sales was driven by the net impact of the Fabory and China business divestitures, partially offset by volume increases at the Cromwell business in the U.K.

Gross profit margin increased 2.5 percentage points in the second quarter of 2021 compared to the second quarter of 2020 primarily due to business unit mix.

SG&A decreased $130 million, or 83%, in the second quarter of 2021 from $156 million for the second quarter of 2020 primarily due to the losses related to the divested Fabory business in the second quarter of 2020. Excluding restructuring, net, impairment charges and business divestiture in both periods, SG&A would have decreased $21 million, or 43%.

Operating losses of $6 million for the second quarter of 2021 improved $116 million compared to operating losses of $122 million for the second quarter of 2020. This improvement is primarily due to the losses related to the divested Fabory business in the second quarter of 2020. Excluding restructuring, net, impairment charges and business divestiture in both periods, operating losses would have improved $7 million or 48%.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Results of Operations – Six Months Ended June 30, 2021
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars):

	Six Months Ended June 30,
			Percent Increase/(Decrease)	As a Percent of Net Sales
	2021	2020		2021	2020
Net sales	$6,291	$5,838	7.8%	100.0%	100.0%
Cost of goods sold	4,074	3,701	10.1%	64.8%	63.4%
Gross profit	2,217	2,137	3.8%	35.2%	36.6%
Selling, general and administrative expenses	1,525	1,773	(13.9)%	24.2%	30.4%
Operating earnings	692	364	89.8%	11.0%	6.2%
Other expense, net	30	38	(21.5)%	0.5%	0.7%
Income tax provision	164	12	1,200.7%	2.6%	0.2%
Net earnings	498	314	58.8%	7.9%	5.4%
Noncontrolling interest	35	27	29.2%	0.5%	0.5%
Net earnings attributable to W.W. Grainger, Inc.	$463	$287	61.5%	7.4%	4.9%

Grainger’s net sales of $6,291 million for the six months ended June 30, 2021 increased $453 million, or 7.8% compared to the same period in 2020. On a daily basis, net sales increased 8.6%. The increase in net sales was primarily driven by volume and product mix, partially offset by the impact of the business divestitures. Also, non-pandemic related product sales continued to improve throughout the first half of 2021, while demand for pandemic-related product sales declined. See Note 3 to the Financial Statements for information related to disaggregated revenue. See Segment Analysis below for further details related to segment revenue.

Gross profit of $2,217 million for the six months ended June 30, 2021 increased $80 million, or 4%, compared to the same period in 2020. The gross profit margin of 35.2% decreased 1.4 percentage points when compared to the same period in 2020. This decrease was primarily driven by certain pandemic-related inventory adjustments in the U.S. business (part of High-Touch Solutions N.A.). See Segment Analysis below for further details related to segment gross profit.

SG&A of $1,525 million for the six months ended June 30, 2021 decreased $248 million, or 14%, compared to the same period in 2020. This decrease is primarily a result of the impairment charges and losses for the divested Fabory business (part of Other) in the first and second quarter of 2020, respectively.

The following tables (in millions of dollars, except percentages) reconciles reported SG&A, operating earnings and net earnings attributable to W.W. Grainger, Inc. determined in accordance with U.S. GAAP to non-GAAP measures including SG&A adjusted, operating earnings adjusted and net earnings attributable to W.W. Grainger, Inc. adjusted. The Company believes that these non-GAAP measures provide meaningful information to assist shareholders in understanding financial results and assessing prospects for future performance as they provide a better baseline for analyzing the ongoing performance of its businesses by excluding items that may not be indicative of core operating results. Because non-GAAP financial measures are not standardized, it may not be possible to compare these measures with other companies' non-GAAP measures having the same or similar names.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,
			%
	2021	2020
SG&A reported	$1,525	$1,773	(14)%
Restructuring, net (High-Touch Solutions N.A.)	—	8
Fabory impairment charges (Other)	—	177
Fabory divestiture (Other)	—	109
Total restructuring, net, impairment charges and business divestiture	—	294
SG&A adjusted	$1,525	$1,479	3%

	2021	2020	%
Operating earnings reported	$692	$364	90%
Total restructuring, net, impairment charges and business divestiture	—	294
Operating earnings adjusted	$692	$658	5%

	2021	2020	%
Net earnings attributable to W.W. Grainger, Inc. reported	$463	$287	62%
Total restructuring, net, impairment charges, business divestiture and tax [1]	—	147
Net earnings attributable to W.W. Grainger, Inc. adjusted	$463	$434	7%
¹ The tax impact of adjustments and non-cash impairments are calculated based on the income tax rate in each applicable jurisdiction, subject to deductibility and the Company's ability to realize the associated tax benefits.

As noted in the table above, a large portion of the Company's SG&A decrease for the six months ended June 30, 2021 is due to the $177 million Fabory impairment and $109 million loss on the divestiture of the Fabory business in the first and second quarter of 2020, respectively. Excluding restructuring, net, impairment charges and business divestiture in both periods as noted in the table above, SG&A increased $46 million, or 3%, primarily due to higher wages, variable compensation and marketing expenses.

Operating earnings for the six months ended June 30, 2021 were $692 million, an increase of $328 million, or 90%, compared to the same period in 2020. Excluding restructuring, net, impairment charges and business divestiture in both periods as noted in the table above, operating earnings increased $34 million or 5%, driven by higher gross profit dollars partially offset by higher SG&A.

Other expense, net was $30 million for the six months ended June 30, 2021, a decrease of $8 million, or 22%, compared to the six months ended June 30, 2020. The decrease was primarily related to higher prior year interest expense on the draw down on the Company's revolving credit facility of $1 billion in March 2020 as a proactive measure to preserve financial flexibility during pandemic uncertainty.

Income taxes of $164 million for the six months ended June 30, 2021 increased $152 million, or 1,201%, compared with $12 million for the comparable 2020 period. This change was primarily driven by lower taxable operating earnings for the first half of 2020, and the absence of the prior year tax impact from the Company's divestiture of its investment in Fabory. Grainger's effective tax rates were 24.7% and 3.9% for the six months ended June 30, 2021 and 2020, respectively. Excluding the tax benefit related to Fabory, as well as the restructuring, net and business divestiture in both periods as noted in the table above, the effective tax rates were 24.7% and 25.7% for the six months ended June 30, 2021 and 2020, respectively.

Net earnings attributable to W.W. Grainger, Inc. for the six months ended June 30, 2021 increased $176 million or 62% to $463 million from $287 million for the six months ended June 30, 2020. Excluding restructuring, net, impairment charges, business divestiture and tax from both periods in the table above, net earnings increased $29 million, or 7%. The increase in net earnings primarily resulted from higher gross profit dollars partially offset by higher SG&A.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Segment Analysis
See Note 10 to the Financial Statements for further detail on segment information.

High-Touch Solutions N.A.
Net sales were $4,895 million for the six months ended June 30, 2021, an increase of $343 million, or 7.5%, compared to the same period in 2020. On a daily basis, net sales increased 8.4% and consisted of the following:

Percent Increase
Volume (including product mix)	5.7%
Price and customer mix	2.0
Foreign exchange	0.7
Total	8.4%

Overall, revenue increases for the high-touch solutions businesses were primarily driven by volume and product mix. See Note 3 to the Financial Statements for information related to disaggregated revenue. From a product perspective, the high-touch solutions businesses experienced higher demand for non-pandemic products, while demand for COVID-19 pandemic-related products continued to taper as guidance and mandates evolved throughout the pandemic.

Gross profit margin decreased 1.8 percentage points compared to the same period in 2020. The decrease was primarily the result of U.S. business inventory adjustments on certain pandemic-related products in the first half of 2021.

SG&A for the six months ended June 30, 2021 increased $56 million compared to the same period in 2020, which is primarily driven by higher wages, variable compensation and marketing expenses.

Operating earnings of $588 million for the six months ended June 30, 2021 decreased $11 million, or 2%, from $599 million for the six months ended June 30, 2020. This decrease was driven by higher SG&A expenses, partially offset by higher gross profit dollars.
Endless Assortment
Net sales were $1,267 million for the six months ended June 30, 2021, an increase of $246 million, or 24.2%, compared to the same period in 2020. On a daily basis, net sales increased 25.2% and consisted of the following:

Percent Increase
Volume/price/mix	23.7%
Foreign exchange	1.5
Total	25.2%

The increase in net sales was driven by continued strong customer acquisition in the endless assortment businesses.

The gross profit margin increased 0.5 percentage point in the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

SG&A increased $39 million, or 19% in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. SG&A leverage improved 0.8 percentage point compared to the same period in 2020 due to sales revenue outpacing SG&A expenses.

Operating earnings of $113 million for the six months ended June 30, 2021 increased $36 million, or 47%, from $77 million for the six months ended June 30, 2020. The increase was primarily driven by higher sales due to continued customer acquisitions.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Other
Net sales for other businesses were $129 million for the six months ended June 30, 2021 a decrease of $136 million, or 51.6% compared to the same period in 2020. On a daily basis, net sales decreased 51.2% and consisted of the following:

Percent (Decrease)/Increase
Business divestiture	(56.7)%
Foreign exchange	4.5
Volume/price/mix	1.0
Total	(51.2)%

The decrease in net sales was driven by the net impact of the Fabory and China business divestitures, partially offset by favorable foreign exchange and volume increases at the Cromwell business in the U.K.

Gross profit margin increased 2.5 percentage points for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to improved margins at the Cromwell business in the U.K.

SG&A decreased $343 million, or 87%, in the six months ended June 30, 2021 from $395 million for the same period in 2020 primarily due to the impairment and losses related to the divested Fabory business in the first half of 2020. Excluding restructuring, net, impairment charges and business divestiture in both periods, SG&A would have decreased $57 million, or 51%.

Operating losses of $9 million for the six months ended June 30, 2021 improved $303 million from operating losses of $312 million in the comparable period from the prior year. Excluding restructuring, net, impairment charges and business divestiture in both periods, operating losses would have improved $17 million or 62%.

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

Cash, Cash Equivalents and Liquidity
As of June 30, 2021 and December 31, 2020, Grainger had cash and cash equivalents of $547 million and $585 million, respectively. This decrease in cash is primarily due to resuming capital investments and the share repurchase program, which were paused in 2020 due to the COVID-19 pandemic. As of June 30, 2021, the Company had approximately $1.8 billion in available liquidity.

Cash Flows
Net cash provided by operating activities was $563 million and $476 million for the six months ended June 30, 2021 and 2020, respectively. The increase in cash provided by operating activities is primarily the result of higher net earnings and favorable working capital, partially offset by the net impacts from the now divested Fabory business.

Net cash used in investing activities was $130 million and $82 million for the six months ended June 30, 2021 and 2020, respectively. This increase in net cash used in investing activities was primarily driven by higher additions to the Company's supply chain infrastructure slightly offset by sales and redemption of assets.

Net cash used in financing activities was $463 million in the six months ended June 30, 2021 compared to net cash provided by $864 million in the six months ended June 30, 2020. The change in net cash (used in) provided by financing activities was primarily driven by prior year borrowings of long-term debt partially offset by higher treasury stock repurchases in the current year.

Working Capital
Internally generated funds are the primary source of working capital and funds used for growth initiatives and capital expenditures.

Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt, current maturities of long-term debt and lease liabilities). Working capital as of June 30, 2021, was $2,150 million, a decrease of $70 million when compared to $2,220 million as of December 31, 2020. The decrease was primarily driven by a decrease in inventory and an increase in trade accounts payable. At these dates, the ratio of current assets to current liabilities was 2.4 and 2.6 for June 30, 2021 and December 31, 2020, respectively.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including revolving credit facilities. Total debt, which is defined as total interest-bearing debt (short-term, current maturities and long-term) and lease liabilities as a percent of total capitalization was 54.9% at June 30, 2021, and 55.6% at December 31, 2020.

Grainger receives ratings from two independent credit rating agencies: Moody's Investor Service (Moody's) and Standard & Poor's (S&P). Both credit rating agencies currently rate the Company's corporate credit at investment grade. The following table summarizes the Company's credit ratings at June 30, 2021:

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

Important factors that could cause actual results to differ materially from those presented or implied in the forward-looking statements include, without limitation: the unknown duration and health, economic, operational and financial impacts of the global outbreak of the coronavirus disease 2019 and its variants (COVID-19), as well as the impact of actions taken or contemplated by government authorities to mitigate the spread of COVID-19 (such as mask mandates or social distancing requirements) and to promote economic stability and recovery, on the Company’s businesses, its employees, customers and suppliers, including disruption to Grainger’s operations resulting from employee illnesses, the development, availability and usage of effective treatment or vaccines, changes in customers’ product needs, raw material, inventory and labor shortages, continued strain on global supply chains and diminished transportation carrier performance, disruption caused by business responses to the COVID-19 pandemic, including working remote arrangements, which may create increased vulnerability to cybersecurity incidents, including breaches of information systems security, adaptions to the Company’s controls and procedures required by working remote arrangements, including financial reporting processes, which could impact the design or operating effectiveness of such controls or procedures, and global or regional economic downturns or recessions, which could result in a decline in demand for the Company’s products; higher product costs or other expenses; a major loss of customers; loss or disruption of sources of supply; changes in customer or product mix; increased competitive pricing pressures; failure to sustain contractual arrangements on a satisfactory basis with group purchasing organizations; failure to develop or implement new technology initiatives or business strategies; failure to adequately protect intellectual property or successfully defend against infringement claims; fluctuations or declines in the Company’s gross profit percentage; the Company’s responses to market pressures; the outcome of pending and future litigation or governmental or regulatory proceedings, including with respect to wage and hour, anti-bribery and corruption, environmental, advertising and marketing, consumer protection, pricing (including disaster or emergency declaration pricing statutes), product liability, compliance or safety, trade and export compliance, general commercial disputes, or privacy and cybersecurity matters; investigations, inquiries, audits and changes in laws and regulations; failure to comply with laws, regulations and standards; government contract matters; disruption of information technology or data security systems involving the Company or third parties on which the Company depends; general industry, economic, market or political conditions; general global economic conditions including tariffs and trade issues and policies; currency exchange rate fluctuations; market volatility, including price and trading volume volatility or price declines of the Company’s common stock; commodity price

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
volatility; facilities disruptions or shutdowns; higher fuel costs or disruptions in transportation services; other pandemic diseases or viral contagions; natural or human induced disasters, extreme weather and other catastrophes or conditions; failure to attract, retain, train, motivate, develop and transition key employees; loss of key members of management or key employees; changes in effective tax rates; changes in credit ratings or outlook; the Company’s incurrence of indebtedness and other factors identified under Part I, Item 1A: “Risk Factors” in the Company’s 2020 Form 10-K, as updated from time to time in the Company’s Quarterly Reports on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in Grainger's internal control over financial reporting for the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings
For a description of the Company’s legal proceedings, see Note 11 - Contingencies and Legal Matters - to the Condensed Consolidated Financial Statements included under Part I, Item 1: Financial Statements.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities – Second Quarter

Period	Total Number of Shares Purchased (A) (D)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1 - April 30	89,796	$420.44	89,766	4,976,059
May 1 - May 31	75,485	$458.96	75,485	4,900,574
June 1 - June 30	78,010	$450.68	78,010	4,822,564
Total	243,291		243,261
(A)There were no shares withheld to satisfy tax withholding obligations.
(B)Average price paid per share excludes commissions of $0.01 per share paid.
(C)Prior to April 28, 2021, purchases were made pursuant to a share repurchase program approved by Grainger’s Board of Directors and announced April 24, 2019 (2019 Program). The 2019 Program authorized the repurchase of up to 5 million shares with no expiration date. On April 28, 2021, Grainger's Board of Directors approved and the Company announced a new program (2021 Program) authorizing the repurchase of up to 5 million shares with no expiration date, replacing the 2019 Program effective immediately.
(D)The difference of 30 shares between the Total Number of Shares Purchased and the Total Number of
Shares Purchased as Part of Publicly Announced Plans or Programs represents shares purchased by the administrator and record keeper of the W.W. Grainger, Inc. Retirement Savings Plan for the benefit of the employees who participate in the plan.

Item 6: Exhibits
A list of exhibits filed with this report on Form 10-Q is provided in the Exhibit Index on page 33 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. GRAINGER, INC.
Date:	July 30, 2021	By:	/s/ Deidra C. Merriwether
Deidra C. Merriwether
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)
Date:	July 30, 2021	By:	/s/ Laurie R. Thomson
Laurie R. Thomson
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