Form 10-Q
period 2021-09-30
W.W. GRAINGER, INC.
filed 2021-10-29
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
                          FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
OR

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
Yes ☐  No ☒

There were 51,520,047 shares of the Company’s Common Stock, par value $0.50, outstanding as of September 30, 2021.

PART I – FINANCIAL INFORMATION

Item 1:  Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions of dollars and shares, except for per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$3,372	$3,018	$9,663	$8,856
Cost of goods sold	2,122	1,944	6,196	5,645
Gross profit	1,250	1,074	3,467	3,211
Selling, general and administrative expenses	812	694	2,337	2,467
Operating earnings	438	380	1,130	744
Other (income) expense:
Interest expense - net	22	23	65	72
Other - net	(6)	(5)	(19)	(16)
Total other expense - net	16	18	46	56
Earnings before income taxes	422	362	1,084	688
Income tax provision	107	106	271	118
Net earnings	315	256	813	570
Less: Net earnings attributable to noncontrolling interest	18	16	53	43
Net earnings attributable to W.W. Grainger, Inc.	$297	$240	$760	$527
Earnings per share:
Basic	$5.68	$4.43	$14.48	$9.74
Diluted	$5.65	$4.41	$14.40	$9.70
Weighted average number of shares outstanding:
Basic	51.8	53.6	52.1	53.6
Diluted	52.1	53.9	52.4	53.8
Cash dividends paid per share	$1.62	$1.53	$4.77	$4.41

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net earnings	$315	$256	$813	570
Other comprehensive earnings (losses):
Foreign currency translation adjustments, net of reclassification to earnings	(17)	24	(43)	30
Postretirement benefit plan losses, net of tax benefit of $1, $1, $3, and $3, respectively	(4)	(2)	(10)	(8)
Other	—	—	1	4
Total other comprehensive earnings (losses)	(21)	22	(52)	26
Comprehensive earnings - net of tax	294	278	761	596
Less: Comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	18	16	53	43
Foreign currency translation adjustments	(1)	5	(19)	6
Total comprehensive earnings (losses) attributable to noncontrolling interest	17	21	34	49
Comprehensive earnings attributable to W.W. Grainger, Inc.	$277	$257	$727	$547

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except for share and per share amounts)

	As of
Assets	(Unaudited) September 30, 2021	December 31, 2020
Current assets
Cash and cash equivalents	$328	$585
Accounts receivable (less allowances for credit losses of $29 and $27, respectively)	1,742	1,474
Inventories - net	1,786	1,733
Prepaid expenses and other current assets	149	127
Total current assets	4,005	3,919
Property, buildings and equipment - net	1,429	1,395
Goodwill	387	391
Intangibles - net	233	228
Other assets	336	362
Total assets	$6,390	$6,295

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$—	$8
Trade accounts payable	933	779
Accrued compensation and benefits	259	307
Accrued expenses	336	305
Income taxes payable	22	42
Total current liabilities	1,550	1,441
Long-term debt (less current maturities)	2,372	2,389
Deferred income taxes and tax uncertainties	88	110
Other non-current liabilities	263	262
Shareholders' equity
Cumulative preferred stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	55	55
Additional contributed capital	1,255	1,239
Retained earnings	9,301	8,779
Accumulated other comprehensive losses	(94)	(61)
Treasury stock, at cost – 58,139,172 and 57,134,828 shares, respectively	(8,690)	(8,184)
Total W.W. Grainger, Inc. shareholders’ equity	1,827	1,828
Noncontrolling interest	290	265
Total shareholders' equity	2,117	2,093
Total liabilities and shareholders' equity	$6,390	$6,295

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net earnings	$813	$570
Provision for credit losses	12	18
Deferred income taxes and tax uncertainties	(7)	9
Depreciation and amortization	137	137
Impairment of goodwill, intangible and long-lived assets	—	177
Net (gains) losses from sale or redemption of assets and business divestitures	(3)	104
Stock-based compensation	33	36
Subtotal	172	481
Change in operating assets and liabilities:
Accounts receivable	(298)	(145)
Inventories	(64)	(222)
Prepaid expenses and other assets	(1)	(29)
Trade accounts payable	167	145
Accrued liabilities	(13)	(13)
Income taxes - net	(42)	(19)
Other non-current liabilities	(10)	19
Subtotal	(261)	(264)
Net cash provided by operating activities	724	787
Cash flows from investing activities:
Additions to property, buildings, equipment and intangibles	(197)	(152)
Proceeds from sale or redemption of assets and business divestitures	17	22
Other - net	—	(2)
Net cash used in investing activities	(180)	(132)
Cash flows from financing activities:
Borrowings under lines of credit	—	12
Payments against lines of credit	—	(65)
Proceeds from long-term debt	—	1,583
Payments of long-term debt	(8)	(1,361)
Proceeds from stock options exercised	31	47
Payments for employee taxes withheld from stock awards	(29)	(16)
Purchases of treasury stock	(525)	(101)
Cash dividends paid	(261)	(246)
Other - net	2	—
Net cash used in financing activities	(790)	(147)
Exchange rate effect on cash and cash equivalents	(11)	(9)
Net change in cash and cash equivalents	(257)	499
Cash and cash equivalents at beginning of year	585	360
Cash and cash equivalents at end of period	$328	$859

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

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)
(Unaudited)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2021	$55	$1,239	$8,779	$(61)	$(8,184)	$265	$2,093
Stock-based compensation	—	9	—	—	5	—	14
Purchases of treasury stock	—	—	—	—	(175)	—	(175)
Net earnings	—	—	238	—	—	17	255
Other comprehensive earnings (losses)	—	—	—	(20)	—	(18)	(38)
Reclassification due to the adoption of ASU 2019-12	—	—	12	—	—	—	12
Cash dividends paid ($1.53 per share)	—	—	(81)	—	—	—	(81)
Balance at March 31, 2021	$55	$1,248	$8,948	$(81)	$(8,354)	$264	$2,080
Stock-based compensation	—	(1)	—	—	12	1	12
Purchases of treasury stock	—	—	—	—	(107)	(1)	(108)
Net earnings	—	—	225	—	—	18	243
Other comprehensive earnings (losses)	—	—	—	7	—	—	7
Capital contribution	—	—	—	—	—	2	2
Cash dividends paid ($1.62 per share)	—	—	(84)	—	—	(11)	(95)
Balance at June 30, 2021	$55	$1,247	$9,089	$(74)	$(8,449)	$273	$2,141
Stock-based compensation	—	8	—	—	1	—	9
Purchases of treasury stock	—	—	—	—	(242)	—	(242)
Net earnings	—	—	297	—	—	18	315
Other comprehensive earnings (losses)	—	—	—	(20)	—	(1)	(21)
Cash dividends paid ($1.62 per share)	—	—	(85)	—	—	—	(85)
Balance at September 30, 2021	$55	$1,255	$9,301	$(94)	$(8,690)	$290	$2,117

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

NOTE 2 - NEW ACCOUNTING STANDARDS
Accounting Pronouncements Recently Adopted
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

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. These amendments improve consistency by amending the codification to include all disclosure guidance in the appropriate disclosure sections and clarifies application of various provisions in the codification by amending and adding new headings, cross referencing to other guidance and refining or correcting terminology. The effective date of this ASU was for fiscal

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
years and interim periods beginning after December 15, 2020. The Company adopted this ASU effective January 1, 2021 and it did not have a material impact on the Financial Statements.

Accounting Pronouncements Recently Issued
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting as modified by subsequently issued ASU 2021-01. This update provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. The guidance is effective upon issuance and generally can be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is evaluating the impact of this ASU and does not expect a material impact on the Financial Statements.

NOTE 3 - REVENUE
Company revenue is primarily comprised of MRO product sales and related activities, such as freight and services. Total service revenue is not material and accounted for approximately 1% of the Company's revenue for the three and nine months ended September 30, 2021 and 2020, respectively.

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

	Three Months Ended September 30,
	2021			2020
	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)
Contractors	9%	15%	10%	8%	15%	10%
Commercial	9%	15%	10%	9%	15%	10%
Government	18%	3%	15%	22%	3%	18%
Healthcare	7%	2%	6%	8%	2%	6%
Manufacturing	29%	30%	29%	27%	27%	28%
Retail/Wholesale	9%	10%	10%	9%	10%	9%
Transportation	5%	3%	5%	5%	3%	5%
Others(1)	14%	22%	15%	12%	25%	14%
Total	100%	100%	100%	100%	100%	100%
Percent of Total Company Revenue	79%	19%	100%	79%	19%	100%

(1) Others primarily includes revenue from industries and customers that are not material individually, including agriculture, mining, natural resources and resellers not aligned to a major industry segment.
(2) Total Company includes other businesses, which includes the Cromwell business in the U.K., as well as the China business in the period prior to its divestiture in the third quarter of 2020. Other businesses account for approximately 2% of revenue for the three months ended September 30, 2021 and September 30, 2020.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2021			2020
	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)
Contractors	9%	15%	10%	9%	15%	10%
Commercial	9%	15%	10%	9%	15%	9%
Government	19%	3%	15%	20%	3%	16%
Healthcare	7%	2%	6%	9%	2%	7%
Manufacturing	30%	29%	29%	28%	29%	29%
Retail/Wholesale	9%	10%	10%	9%	10%	9%
Transportation	5%	3%	5%	5%	3%	5%
Others(1)	12%	23%	15%	11%	23%	15%
Total	100%	100%	100%	100%	100%	100%
Percent of Total Company Revenue	78%	20%	100%	78%	18%	100%

(1) Others primarily includes revenue from industries and customers that are not material individually, including agriculture, mining, natural resources and resellers not aligned to a major industry segment.
(2) Total Company includes other businesses, which includes the Cromwell business in the U.K., as well as the Fabory and China businesses in the period prior to their divestitures in the second and third quarter of 2020, respectively. Other businesses account for approximately 2% and 4% of revenue for the nine months ended September 30, 2021 and September 30, 2020.

Total accrued sales returns were approximately $41 million and $31 million as of September 30, 2021 and December 31, 2020, respectively and are reported as a reduction of Accounts receivable, net. Total accrued sales incentives were approximately $65 million and $58 million as of September 30, 2021 and December 31, 2020 and are reported as part of Accrued expenses. The Company had no material unsatisfied performance obligations, contract assets or liabilities as of September 30, 2021 and December 31, 2020.

NOTE 4 - PROPERTY, BUILDINGS AND EQUIPMENT
Property, buildings and equipment consisted of the following (in millions of dollars):

	As of
	September 30, 2021	December 31, 2020
Land	$329	$329
Building, structures and improvements	1,445	1,330
Furniture, fixtures, machinery and equipment	1,566	1,878
Property, buildings and equipment	$3,340	$3,537
Less: Accumulated depreciation and amortization	1,911	2,142
Property, buildings and equipment - net	$1,429	$1,395

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS
Grainger tests reporting units' goodwill and intangible assets for impairment annually during the fourth quarter and more frequently if impairment indicators exist. Accordingly, Grainger performs quarterly qualitative assessments of significant events and circumstances such as reporting units' historical and current results, assumptions regarding future performance, strategic initiatives and overall economic factors, including the current global outbreak of the Coronavirus (COVID-19 pandemic) and macro-economic developments, to determine the existence of potential indicators of impairment and assess if it is more likely than not that the fair value of reporting units' goodwill or intangible assets is less than their carrying value. If indicators of impairment are identified, a quantitative impairment test is performed. The Company did not identify any significant events or changes in circumstances that indicated

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
the existence of impairment indicators during the three and nine months ended September 30, 2021. As such, quantitative assessments were not required.

The balances and changes in the carrying amount of Goodwill (net of cumulative goodwill impairments) by segment are as follows (in millions of dollars):

	High-Touch Solutions N.A	Endless Assortment	Other	Total
Balance at January 1, 2020	$318	$52	$59	$429
Acquisition	—	15	—	15
Impairment	—	—	(58)	(58)
Translation	3	3	(1)	5
Balance at December 31, 2020	321	70	—	391
Translation	—	(4)	—	(4)
Balance at September 30, 2021	$321	$66	$—	$387
The cumulative goodwill impairments as of September 30, 2021, were $137 million and consisted of $32 million within High-Touch Solutions N.A. and $105 million in Other. During the first quarter of 2020, the Company recorded $58 million of impairment charges in Selling, general and administrative expenses (SG&A) in connection with the impairment of Fabory's goodwill. The impairment is presented in Other in the table above. The Company divested the Fabory business during the second quarter of 2020. Grainger's current business portfolio had no impairments to goodwill for the three and nine months ended September 30, 2021 and 2020.
The balances in Intangible assets, net are as follows (in millions of dollars):

		September 30, 2021			December 31, 2020
	Weighted average life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer lists and relationships	11.8 years	$221	$175	$46	$223	$171	$52
Trademarks, trade names and other	14.1 years	36	24	12	36	22	14
Non-amortized trade names and other	Indefinite	26	—	26	28	—	28
Capitalized software	4.2 years	510	361	149	461	327	134
Total intangible assets	6.9 years	$793	$560	$233	$748	$520	$228

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 6 - DEBT
There was no short-term debt as of September 30, 2021 and December 31, 2020.

Long-term debt, including current maturities and debt issuance costs and discounts, net, consisted of the following (in millions of dollars):

	As of September 30, 2021		As of December 31, 2020
	Carrying Value	Fair Value(4)	Carrying Value	Fair Value(4)
4.60% senior notes due 2045(1)	$1,000	$1,298	$1,000	$1,343
3.75% senior notes due 2046(1)	400	463	400	479
4.20% senior notes due 2047(1)	400	497	400	514
1.85% senior notes due 2025(2)	500	515	500	526
Japanese Yen term loan(3)	81	81	87	87
Other	14	14	34	34
Subtotal	2,395	2,868	2,421	2,983
Less: Current maturities	—	—	(8)	(8)
Debt issuance costs and discounts, net of amortization	(23)	(23)	(24)	(24)
Long-term debt (less current maturities)	$2,372	$2,845	$2,389	$2,951

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

The Company may redeem the Senior Notes in whole at any time or in part from time to time at a “make-whole” redemption price prior to their respective maturity dates. The redemption price is calculated by reference to the then-current yield on a U.S. treasury security with a maturity comparable to the remaining term of the Senior Notes plus 20-25 basis points, together with accrued and unpaid interest, if any, at the redemption date. Additionally, if the Company experiences specific kinds of changes in control, it will be required to make an offer to purchase the Senior Notes at 101% of their principal amount plus accrued and unpaid interest, if any, at the date of purchase. Within one year of the maturity date, the Company may redeem the Senior Notes in whole at any time or in part at 100% of their principal amount, together with accrued and unpaid interest, if any, to the redemption date. At the time of issuance, costs and discounts of approximately $24 million, representing underwriting fees and other expenses, were recorded as a contra-liability within Long-term debt and are being amortized to interest expense over the term of the Senior Notes.

(2) In February 2020, the Company issued $500 million of unsecured 1.85% Senior Notes (1.85% Notes) and used the proceeds to repay the British pound term loan, Euro term loan and the Canadian dollar revolving credit facility, and to fund general working capital needs. The 1.85% Notes mature in February 2025 and they require no principal payments until the maturity date and interest is payable semi-annually on February 15 and August 15, beginning in August 2020. Prior to January 2025, the Company may redeem the 1.85% Notes in whole at any time or in part from time to time at a “make-whole” redemption price. This redemption price is calculated by reference to the then-current yield on a U.S. treasury security with a maturity comparable to the remaining term of the 1.85% Notes plus 10 basis points, together with accrued and unpaid interest, if any, at the redemption date. Additionally, if the Company experiences specific kinds of changes in control, it will be required to make an offer to purchase the 1.85% Notes at 101% of their principal amount plus accrued and unpaid interest, if any, at the date of purchase. On or after January 15, 2025, the Company may redeem the 1.85% Notes in whole at any time or in part from time to time at 100% of their principal amount, together with accrued and unpaid interest, if any, to the redemption date. At the time of issuance, costs and discounts of approximately $5 million, representing underwriting fees and other expenses, were recorded as a contra-liability within Long-term debt and are being amortized to interest expense, net over the term of the 1.85% Notes. In connection with the

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
1.85% Notes, in February 2020, the Company entered into derivative instrument agreements to manage its risks associated with interest rates on the 1.85% Notes and foreign currency fluctuations related to the financing of international operations. See Note 7 to the Financial Statements for further discussion of these derivative instruments and the Company's hedge accounting policies.

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

NOTE 7 - DERIVATIVE INSTRUMENTS
The Company maintains various agreements with bank counterparties that permit the Company to enter into "over-the-counter" derivative instrument agreements to manage its risk associated with interest rates and foreign currency fluctuations. In February 2020, the Company entered into certain derivative instrument agreements to manage its risk associated with interest rates on its 1.85% Notes and foreign currency fluctuations in connection with its foreign currency-denominated intercompany financing arrangements. The Company did not enter into these agreements for trading or speculative purposes.

Fair value hedges
The Company uses fair value hedges primarily to hedge a portion of its fixed-rate long-term debt via interest rate swaps. Changes in the fair value of the interest rate swap, along with the gain or loss on the hedged item, is recorded in earnings under the same line item, interest expense, net. The notional amount of the Company’s outstanding fair value hedges as of September 30, 2021 and December 31, 2020 was $500 million.

Cash flow hedges
The Company uses cash flow hedges primarily to hedge the exposure to variability in forecasted cash flows from foreign currency-denominated intercompany borrowings via cross-currency swaps. Gains or losses on the cross-currency swaps are reported as a component of Accumulated other comprehensive earnings (losses) (AOCE) and reclassified into earnings in the same period during which the hedged transaction affects earnings. The notional amount of the Company’s outstanding cash flow hedges as of September 30, 2021 and December 31, 2020 was approximately $34 million.

The effect of the Company's fair value and cash flow hedges on the Company's Condensed Consolidated Statement of Earnings for the three and nine months ended September 30, 2021 and 2020 is as follows (in millions of dollars):

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Interest expense, net	Other, net	Interest expense, net	Other, net	Interest expense, net	Other, Net	Interest expense, net	Other, Net
Gain or (loss) recognized in earnings
Fair value hedge:
Hedged item	$3	$—	$—	$—	$12	$—	$(22)	$—
Interest rate swap designated as hedging instrument	$(3)	$—	$—	$—	$(12)	$—	$22	$—

Cash flow hedge:
Hedged item	$—	$(1)	$—	$—	$—	$—	$—	$—
Cross-currency swap designated as hedging instrument	$—	$1	$—	$—	$—	$—	$—	$—

The effect of the Company’s fair value and cash flow hedges on AOCE for the three and nine months ended September 30, 2021 and 2020 was not material.

The fair value and carrying amounts of outstanding derivative instruments in the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 were as follows (in millions of dollars):

		As of September 30, 2021	As of December 31, 2020
	Balance Sheet Classification	Fair Value and Carrying Amounts	Fair Value and Carrying Amounts
Cross-currency swap	Other non-current liabilities	$2	$2
Interest rate swap	Other assets	$9	$21

The carrying amount of the liability hedged by the interest rate swap (long-term debt), including the cumulative amount of fair value hedging adjustments, as of September 30, 2021 and December 31, 2020 amounted to $509 million and $521 million, respectively.

The estimated fair values of the Company's derivative instruments were based on quoted market forward rates, which are classified as Level 2 within the fair value hierarchy and reflect the present value of the amount that the Company would pay for contracts involving the same notional amounts and maturity dates. No adjustments were required during the current period to reflect the counterparty’s credit risk and/or the Company’s own nonperformance risk.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 8 - INCOME TAXES
The reconciliations of income tax expense with federal income taxes at the statutory rate are as follows (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Federal income tax	$89	$89	$228	$171
States income taxes, net of federal income tax benefit	12	12	29	23
Foreign rate difference	7	10	19	17
Net tax benefit related to foreign subsidiaries	—	(4)	—	(92)
Other - net	(1)	(1)	(5)	(1)
Income tax provision	$107	$106	$271	$118
Effective tax rate	25.5%	29.3%	25.0%	17.3%

The changes to the Company's effective tax rate for the three and nine months ended September 30, 2021 were primarily driven by the absence of the tax impacts and the prior year net tax benefit from the Company's investment in Fabory. The Company divested the Fabory business during the second quarter of 2020.

NOTE 9 - DIVIDEND
On October 27, 2021, the Company’s Board of Directors declared a quarterly dividend of $1.62 per share, payable December 1, 2021, to shareholders of record on November 8, 2021.

NOTE 10 - SEGMENT INFORMATION
Following is a summary of segment results (in millions of dollars):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Net sales	Operating earnings	Net sales	Operating earnings	Net sales	Operating earnings	Net sales	Operating earnings
High-Touch Solutions N.A.	$2,663	$387	$2,377	$334	$7,558	$975	$6,929	$933
Endless Assortment	646	59	572	48	1,913	172	1,593	125
Other	63	(8)	69	(2)	192	(17)	334	(314)
Total Company	$3,372	$438	$3,018	$380	$9,663	$1,130	$8,856	$744

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
(Unaudited)
NOTE 11 - CONTINGENCIES, LEGAL MATTERS, COMMITMENTS AND OTHER CONTRACTUAL OBLIGATIONS
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

As previously disclosed, beginning in the fourth quarter of 2019, Grainger, KMCO, LLC (KMCO) and other defendants have been named in several product liability-related lawsuits in the Harris County, Texas District Court relating to an explosion at a KMCO chemical refinery located in Crosby, Harris County, Texas on April 2, 2019. The complaints in which Grainger has been named, which to date encompass 16 lawsuits and approximately 186 plaintiffs, seek recovery of compensatory and other damages and relief in relation to personal injury, including one death and various other alleged injuries. On May 8, 2020, KMCO filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Texas for relief under Chapter 7 of Title 11 of the United States Bankruptcy Court in the case KMCO, LLC, No. 20-60028. As a result of the Chapter 7 proceedings, the claims against KMCO in the Harris County lawsuits were stayed. Effective January 1, 2021, the Bankruptcy Court lifted the stay with respect to KMCO.

On December 16, 2020, KMCO, the trustee of its estate and ORG Chemical Holdings, LLC, KMCO’s parent company (“ORG”), filed a property damage lawsuit relating to the KMCO chemical refinery incident against Grainger and another defendant in the Harris County, Texas District Court, which seeks unspecified damages (the “KMCO Case”). On April 1, 2021, 24 individual plaintiffs filed a petition in intervention seeking to be added as plaintiffs in the KMCO Case and seeking unspecified damages. On March 24, 2021, Indian Harbor Insurance Company, together with other insurance companies and underwriters, filed a property damage lawsuit relating to the KMCO chemical refinery incident against Grainger and another defendant in the Harris County, Texas District Court, seeking reimbursement of insurance payments made to or on behalf of KMCO and ORG, the insured parties under their respective policies, and other damages.

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

Commitments and Other Contractual Obligations
There were no material changes to the Company's commitments and other contractual obligations from those disclosed in Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2020 Form 10-K.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
General
W.W. Grainger, Inc. (Grainger or Company) is a broad line, business-to-business distributor of maintenance, repair and operating (MRO) products and services with operations primarily in North America (N.A.), Japan and the United Kingdom (U.K.). Grainger uses a combination of its high-touch solutions and endless assortment businesses to serve its customers worldwide, which rely on Grainger for MRO products and services that enable them to run safe, sustainable and productive operations.

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

Strategic Priorities and Impact of the COVID-19 Pandemic
The Company’s longstanding strategic priorities are to “Keep the World Working” and relentlessly expand Grainger’s leadership position in the MRO space by being the go-to-partner for people who build and run safe, sustainable and productive operations. However, the Company’s business and plans to achieve these strategic priorities continue to be impacted by the Coronavirus (COVID-19 pandemic). In response, Grainger instituted and has continued to enforce safety precautions to protect the health and well-being of all of its employees, with a particular focus on those serving customers and operating its distribution centers and branches.

The COVID-19 pandemic continues to cause significant disruptions in the U.S. and global markets, and the full extent of the impacts will depend on a number of developments, including any continued spread of the virus and its variants, the availability and effectiveness of treatments and vaccines, the imposition of protective public safety measures, and the potential impact of governmental measures to combat the spread of the virus, such as vaccine mandates for certain federal contractors and anticipated Occupational Health and Safety Administration safety directives. The Company continues to leverage a dedicated cross-functional task force to understand and implement guidance from government agencies and health officials to meet requirements from federal, state and local authorities and may take further actions in the best interests of its employees, customers, suppliers and shareholders.

The ongoing recovery from the COVID-19 pandemic has been accompanied by increased demand as industries have begun to return to regular operations. However, the pandemic continues to disrupt supply chains, transportation efficiency, raw materials and labor availability. Grainger’s businesses and its major facilities have remained operational as customers rely on Grainger’s products and services to keep their businesses up and running. The Company continues to monitor and refine its product assortment and actions to support customers’ return to regular operations.

The Company cannot reasonably estimate the full extent to which the COVID-19 pandemic will continue to impact its business and financial results. As the pandemic continues to impact global markets and the needs of employees, customers, suppliers and other stakeholders continue to change, the Company’s efforts and business plans will evolve accordingly. Grainger is focused on servicing customers and communities in addressing the pandemic and providing products to assist in the ongoing recovery, supporting the needs and safety of employees and ensuring the Company continues to operate with a strong financial position.

Further discussion of the risks and uncertainties posed by the COVID-19 pandemic is disclosed in Risk Factors under Part II, Item 1A of this report.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Matters Affecting Comparability
There were 64 sales days in both the three months ended September 30, 2021 and September 30, 2020. There were 191 and 192 sales days in the nine months ended September 30, 2021 and September 30, 2020.

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

In addition, beginning in mid-February 2020, the Company experienced elevated levels of COVID-19 pandemic-related product sales (e.g., personal protective equipment (PPE) and safety products) due to higher customer demand in response to the COVID-19 pandemic, while non-pandemic sales decreased. Conversely, as the COVID-19 pandemic progressed throughout 2020 and into 2021, the Company has seen pandemic-related sales soften and non-pandemic sales grow, as mix returns to more normalized levels. This shift between pandemic and core, non-pandemic product mix impacted gross margin as pandemic-related product sales are generally lower-margin.

Results of Operations – Three Months Ended September 30, 2021
The following table is included as an aid to understand the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars):

	Three Months Ended September 30,
			Percent Increase/(Decrease)	As a Percent of Net Sales
	2021	2020		2021	2020
Net sales	$3,372	$3,018	11.7%	100.0%	100.0%
Cost of goods sold	2,122	1,944	9.2%	62.9%	64.4%
Gross profit	1,250	1,074	16.3%	37.1%	35.6%
Selling, general and administrative expenses (SG&A)	812	694	16.7%	24.1%	23.0%
Operating earnings	438	380	15.6%	13.0%	12.6%
Other expense - net	16	18	(8.2)%	0.5%	0.6%
Income tax provision	107	106	1.4%	3.2%	3.5%
Net earnings	315	256	23.0%	9.3%	8.5%
Noncontrolling interest	18	16	13.3%	0.5%	0.5%
Net earnings attributable to W.W. Grainger, Inc.	$297	$240	23.7%	8.8%	8.0%

Grainger’s net sales of $3,372 million for the third quarter of 2021 increased $354 million, or 11.7%, compared to the same quarter in 2020. The increase in net sales was primarily driven by volume increases in the High-Touch Solutions N.A. and Endless Assortment segments. Also, core, non-pandemic product sales grew significantly as the economy improved, while demand for pandemic-related products continued to taper off with mix reverting to near pre-pandemic levels. See Note 3 to the Financial Statements for information related to disaggregated revenue. See the Segment Analysis below for further details related to segment revenue.

Gross profit of $1,250 million for the third quarter of 2021 increased $176 million, or 16%, compared to the same quarter in 2020. The gross profit margin of 37.1% during the third quarter of 2021 increased 1.5 percentage points when compared to the same quarter in 2020. This increase was primarily driven by the result of price realization and higher sales volume for core, non-pandemic products as mix continued to revert to more normalized levels. See Segment Analysis below for further details related to segment gross profit.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
SG&A of $812 million for the third quarter of 2021 increased $118 million, or 17%, compared to the third quarter of 2020. This increase was primarily driven by higher wages, variable compensation, healthcare costs and marketing expenses.

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

	Three Months Ended September 30,

	2021	2020	%
SG&A reported	$812	$694	17%
Restructuring - net (High-Touch Solutions N.A.)	—	(1)
Grainger China divestiture (Other)	—	(5)
Total restructuring - net and business divestiture	—	(6)
SG&A adjusted	$812	$700	16%

	2021	2020	%
Operating earnings reported	$438	$380	16%
Total restructuring - net and business divestiture	—	(6)
Operating earnings adjusted	$438	$374	17%

	2021	2020	%
Net earnings attributable to W.W. Grainger, Inc. reported	$297	$240	24%
Total restructuring - net, business divestiture and tax¹	—	6
Net earnings attributable to W.W. Grainger, Inc. adjusted	$297	$246	21%
¹ The tax impact of adjustments and non-cash impairments are calculated based on the income tax rate in each applicable jurisdiction, subject to deductibility and the Company's ability to realize the associated tax benefits.

Excluding restructuring, net and business divestiture in the third quarter of 2 020, SG&A increased $112 million, or 16%. This increase is primarily due to higher wages, variable compensation, healthcare costs and marketing expenses.

Operating earnings of $438 million for the third quarter of 2021 increased $58 million, or 16%, compared to the third quarter of 2020. Excluding restructuring, net and business divestiture in the third quarter of 2020 as noted in the table above, operating earnings increased $64 million, or 17%, driven primarily by higher gross profit dollars partially offset by higher SG&A expenses.

Other expense, net was $16 million for the third quarter of 2021, a decrease of $2 million, or 8%, compared to the third quarter of 2020. The decrease was primarily related to higher interest expense in the third quarter of 2020 due to the draw down on the Company's revolving credit facility of $1 billion in March 2020 as a proactive measure to preserve financial flexibility during pandemic uncertainty.

Income taxes of $107 million for the third quarter of 2021 increased $1 million, or 1%, compared to $106 million in the third quarter of 2020. Grainger's effective tax rates were 25.5% and 29.3% for the three months ended September 30, 2021 and 2020, respectively. Excluding the tax benefit related to Fabory, as well as the restructuring, net and business divestiture in the third quarter of 2020 as noted in the table above, the effective tax rates were 25.5% and 26.5% for the three months ended September 30, 2021 and 2020, respectively.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Net earnings attributable to W.W. Grainger, Inc. of $297 million for the third quarter of 2021 increased $57 million, or 24%, compared to the third quarter of 2020. Excluding restructuring, net, business divestiture and tax in the third quarter of 2020 per the table above, net earnings increased $51 million or 21%.

Segment Analysis
See Note 10 to the Financial Statements for further detail on segment information.

High-Touch Solutions N.A.
Net sales were $2,663 million for the third quarter of 2021, an increase of $286 million, or 12.0% compared to the same period in 2020 and consisted of the following:

Percent Increase
Volume (including product mix)	8.6%
Price and customer mix	3.0
Foreign exchange	0.4
Total	12.0%
Overall, revenue increases for the high-touch solutions businesses were primarily driven by volume and product mix. During the third quarter of 2021, the U.S. business continued to experience elevated sales volume of non-pandemic products from manufacturing businesses with overall sales up for nearly all customer segments as industries continued to improve and re-open. See Note 3 to the Financial Statements for information related to disaggregated revenue. From a product perspective, mix continued to revert to more normalized levels with higher demand for core, non-pandemic products as the economy recovered, despite a slight increase in demand for pandemic-related product in connection with renewed PPE guidelines.

Gross profit margin for the third quarter of 2021 increased 1.4 percentage points compared to the same period in 2020. The increase was primarily the result of price realization and higher sales volume for core, non-pandemic products as mix continued to revert to more normalized levels.

SG&A of $661 million for the third quarter of 2021 increased $94 million, or 17%, when compared to the third quarter of 2020, which was primarily driven by higher wages, variable compensation, healthcare costs and marketing expenses.

Operating earnings of $387 million for the third quarter of 2021 increased $53 million, or 16%, from $334 million for the third quarter of 2020. This increase was driven by higher gross profit dollars, partially offset by higher SG&A expenses.

Endless Assortment
Net sales were $646 million for the third quarter of 2021, an increase of $74 million, or 12.7%, compared to the same period in 2020 and consisted of the following:

Percent Increase/ (Decrease)
Volume/price/mix	14.9%
Foreign exchange	(2.2)
Total	12.7%

The increase in net sales was driven by continued strong customer acquisition at both Zoro and MonotaRO.

Gross profit margin increased 1.2 percentage points in the third quarter of 2021 compared to the third quarter of 2020. The increase was driven primarily by pricing actions and freight efficiency at Zoro.

SG&A of $124 million for the third quarter of 2021 increased $16 million or 15% when compared to the third quarter of 2020. SG&A leverage improved 0.3 percentage point compared with the same period in 2020 due to sales revenue outpacing SG&A expenses.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings of $59 million for the third quarter of 2021 increased $11 million, or 24% from $48 million for the third quarter of 2020. The increase was primarily driven by higher sales volume due to continued strong customer acquisitions, partially offset by higher SG&A expenses.

Other
Net sales were $63 million for the third quarter of 2021, a decrease of $6 million, or 6.1%, when compared to the same quarter in 2020 and consisted of the following:

Percent (Decrease)/Increase
Business divestiture	(11.9)%
Foreign exchange	5.8
Total	(6.1)%

The decrease in net sales was driven by the net impact of the China business divestiture, partially offset by favorable foreign exchange for the Cromwell business in the U.K.

Gross profit margin increased 3.8 percentage points in the third quarter of 2021 compared to the third quarter of 2020 primarily due to improved customer and product mix at the Cromwell business in the U.K.

SG&A increased $8 million, or 32%, in the third quarter of 2021 from $19 million for the third quarter of 2020. This increase is primarily due to higher wages and marketing expenses.

Operating losses of $8 million for the third quarter of 2021 increased $6 million compared to operating losses of $2 million for the third quarter of 2020. The increase is primarily due to higher SG&A expenses, partially offset by higher gross profit dollars.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Results of Operations – Nine Months Ended September 30, 2021
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars):

	Nine Months Ended September 30,
			Percent Increase/(Decrease)	As a Percent of Net Sales
	2021	2020		2021	2020
Net sales	$9,663	$8,856	9.1%	100.0%	100.0%
Cost of goods sold	6,196	5,645	9.8%	64.1%	63.7%
Gross profit	3,467	3,211	8.0%	35.9%	36.3%
Selling, general and administrative expenses (SG&A)	2,337	2,467	(5.3)%	24.2%	27.9%
Operating earnings	1,130	744	52.0%	11.7%	8.4%
Other expense - net	46	56	(17.3)%	0.5%	0.6%
Income tax provision	271	118	129.5%	2.8%	1.3%
Net earnings	813	570	42.7%	8.4%	6.4%
Noncontrolling interest	53	43	23.4%	0.5%	0.5%
Net earnings attributable to W.W. Grainger, Inc.	$760	$527	44.3%	7.9%	6.0%

Grainger’s net sales of $9,663 million for the nine months ended September 30, 2021 increased $807 million, or 9.1%, compared to the same period in 2020. On a daily basis, net sales increased 9.7%. The increase in net sales was primarily driven by volume and product mix, partially offset by the impact of the business divestitures in the prior year. Also, core, non-pandemic related product sales volume continued to improve as product mix continued to revert to more normalized levels, while demand for pandemic-related products continued to taper throughout 2021. See Note 3 to the Financial Statements for information related to disaggregated revenue. See Segment Analysis below for further details related to segment revenue.

Gross profit of $3,467 million for the nine months ended September 30, 2021 increased $256 million, or 8%, compared to the same period in 2020. The gross profit margin of 35.9% decreased 0.4 percentage point when compared to the same period in 2020. This decrease was primarily driven by certain pandemic-related inventory adjustments in the first half of the year in the U.S. business (part of High-Touch Solutions N.A.) partially offset by price realization during the third quarter of 2021. See Segment Analysis below for further details related to segment gross profit.

SG&A of $2,337 million for the nine months ended September 30, 2021 decreased $130 million, or 5%, compared to the same period in 2020. This decrease is primarily a result of the impairment charges and losses for the divested Fabory business (part of Other) in the first and second quarter of 2020, respectively.

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

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,
			%
	2021	2020
SG&A reported	$2,337	$2,467	(5)%
Restructuring - net (High-Touch Solutions N.A.)	—	7
Fabory impairment charges (Other)	—	177
Fabory divestiture (Other)	—	109
Grainger China divestiture (Other)	—	(5)
Total restructuring - net, impairment charges and business divestiture	—	288
SG&A adjusted	$2,337	$2,179	7%

	2021	2020	%
Operating earnings reported	$1,130	$744	52%
Total restructuring - net, impairment charges and business divestiture	—	288
Operating earnings adjusted	$1,130	$1,032	10%

	2021	2020	%
Net earnings attributable to W.W. Grainger, Inc. reported	$760	$527	44%
Total restructuring - net, impairment charges, business divestiture and tax [1]	—	153
Net earnings attributable to W.W. Grainger, Inc. adjusted	$760	$680	12%
¹ The tax impact of adjustments and non-cash impairments are calculated based on the income tax rate in each applicable jurisdiction, subject to deductibility and the Company's ability to realize the associated tax benefits.

As noted in the table above, a large portion of the Company's SG&A decrease for the nine months ended September 30, 2021 is due to the $177 million Fabory impairment and $109 million loss on the divestiture of the Fabory business in the first and second quarter of 2020, respectively. Excluding restructuring, net, impairment charges and business divestiture in the nine months ended September 30, 2020, as noted in the table above, SG&A increased $158 million, or 7%, primarily due to higher wages, variable compensation, healthcare costs and marketing expenses.

Operating earnings for the nine months ended September 30, 2021 were $1,130 million, an increase of $386 million, or 52%, compared to the same period in 2020. Excluding restructuring, net, impairment charges and business divestiture in the nine months ended September 30, 2020 as noted in the table above, operating earnings increased $98 million, or 10%, driven by higher gross profit dollars partially offset by higher SG&A expenses.

Other expense, net was $46 million for the nine months ended September 30, 2021, a decrease of $10 million, or 17%, compared to the nine months ended September 30, 2020. The decrease was primarily related to higher prior year interest expense on the draw down on the Company's revolving credit facility of $1 billion in March 2020 as a proactive measure to preserve financial flexibility during pandemic uncertainty.

Income taxes of $271 million for the nine months ended September 30, 2021 increased $153 million, or 130%, compared with $118 million for the comparable 2020 period. This change was primarily driven by lower taxable operating earnings for the nine months ended September 30, 2020, and the absence of the prior year tax impact from the Company's divestiture of its investment in Fabory. Grainger's effective tax rates were 25.0% and 17.3% for the nine months ended September 30, 2021 and 2020, respectively. Excluding the tax benefit related to Fabory, as well as the restructuring, net and business divestiture in the nine months ended September 30, 2020, as noted in the table above, the effective tax rates were 25.0% and 26.0% for the nine months ended September 30, 2021 and 2020, respectively.

Net earnings attributable to W.W. Grainger, Inc. for the nine months ended September 30, 2021 increased $233 million or 44% to $760 million from $527 million for the nine months ended September 30, 2020. Excluding restructuring, net, impairment charges, business divestiture and tax in the nine months ended September 30, 2020,

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
as noted in the table above, net earnings increased $80 million, or 12%. The increase in net earnings primarily resulted from higher gross profit dollars partially offset by higher SG&A expenses.

Segment Analysis
See Note 10 to the Financial Statements for further detail on segment information.

High-Touch Solutions N.A.
Net sales were $7,558 million for the nine months ended September 30, 2021, an increase of $629 million, or 9.1%, compared to the same period in 2020. On a daily basis, net sales increased 9.6% and consisted of the following:

Percent Increase
Volume (including product mix)	6.7%
Price and customer mix	2.3
Foreign exchange	0.6
Total	9.6%

Overall, revenue increases for the high-touch solutions businesses were primarily driven by volume and product mix. See Note 3 to the Financial Statements for information related to disaggregated revenue. From a product perspective, the high-touch solutions businesses experienced higher demand for core, non-pandemic product as mix continued to revert to more normalized levels, while demand for pandemic-related products continued to taper.

Gross profit margin decreased 0.7 percentage point compared to the same period in 2020. The decrease was primarily the result of U.S. business inventory adjustments on certain pandemic-related products in the first half of 2021 partially offset by price realization and product mix during the third quarter of 2021.

SG&A for the nine months ended September 30, 2021 increased $150 million compared to the same period in 2020, which is primarily driven by higher wages, variable compensation, healthcare costs and marketing expenses.

Operating earnings of $975 million for the nine months ended September 30, 2021 increased $42 million, or 5%, from $933 million for the nine months ended September 30, 2020. This increase was driven by higher gross profit dollars partially offset by higher SG&A expenses.
Endless Assortment
Net sales were $1,913 million for the nine months ended September 30, 2021, an increase of $320 million, or 20.0%, compared to the same period in 2020. On a daily basis, net sales increased 20.7% and consisted of the following:

Percent Increase
Volume/price/mix	20.5%
Foreign exchange	0.2
Total	20.7%

The increase in net sales was driven by continued strong customer acquisition at both Zoro and MonotaRO.

Gross profit margin increased 0.8 percentage point in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily driven by pricing actions and freight efficiency at Zoro.

SG&A increased $55 million, or 18%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. SG&A leverage improved 0.4 percentage point compared to the same period in 2020 due to sales revenue outpacing SG&A expenses.

Operating earnings of $172 million for the nine months ended September 30, 2021 increased $47 million, or 38%, from $125 million for the nine months ended September 30, 2020. The increase was primarily driven by higher sales due to continued strong customer acquisitions, partially offset by higher SG&A expenses.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Other
Net sales for other businesses were $192 million for the nine months ended September 30, 2021 a decrease of $142 million, or 42.0%, compared to the same period in 2020. On a daily basis, net sales decreased 42.0% and consisted of the following:

Percent (Decrease)/Increase
Business divestiture	(47.6)%
Foreign exchange	4.8
Volume/price/mix	0.8
Total	(42.0)%

The decrease in net sales was driven by the net impact of the Fabory and China business divestitures, partially offset by volume increases and favorable foreign exchange at the Cromwell business in the U.K.

Gross profit margin increased 2.0 percentage points for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to improved margins at the Cromwell business in the U.K.

SG&A decreased $335 million, or 81%, in the nine months ended September 30, 2021 from $414 million for the same period in 2020 primarily due to the impairment and losses related to the divested Fabory business in the first half of 2020. Excluding restructuring, net, impairment charges and business divestiture in both periods, SG&A would have decreased $54 million, or 41%. See table above for reconciliation of non-GAAP measures.

Operating losses of $17 million for the nine months ended September 30, 2021 improved $297 million from operating losses of $314 million in the comparable period from the prior year. Excluding restructuring, net, impairment charges and business divestiture in both periods, operating losses would have improved $16 million or 48%. See table above for reconciliation of non-GAAP measures.

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

Cash, Cash Equivalents and Liquidity
As of September 30, 2021 and December 31, 2020, Grainger had cash and cash equivalents of $328 million and $585 million, respectively. This decrease in cash is primarily due to resuming capital investments and the share repurchase program, which were paused in 2020 due to the COVID-19 pandemic. As of September 30, 2021, the Company had approximately $1.8 billion in available liquidity.

Cash Flows
Net cash provided by operating activities was $724 million and $787 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in cash provided by operating activities is primarily the result of the net impacts from the now divested Fabory business partially offset by higher net earnings and favorable working capital.

Net cash used in investing activities was $180 million and $132 million for the nine months ended September 30, 2021 and 2020, respectively. This increase in net cash used in investing activities was primarily driven by higher additions to the Company's supply chain infrastructure combined with lower proceeds from sales and redemptions of assets.

Net cash used in financing activities was $790 million in the nine months ended September 30, 2021 compared to $147 million in the nine months ended September 30, 2020. The change in net cash used in financing activities was primarily driven by higher treasury stock repurchases in the current year and prior year borrowings of long-term debt.

Working Capital
Internally generated funds are the primary source of working capital and funds used for growth initiatives and capital expenditures.

Working capital consists of current assets (less non-operating cash) and current liabilities (less short-term debt, current maturities of long-term debt and lease liabilities). Working capital as of September 30, 2021, was $2,350 million, an increase of $130 million when compared to $2,220 million as of December 31, 2020. The increase was primarily driven by an increase in accounts receivable partially offset by an increase in accounts payable. At these dates, the ratio of current assets to current liabilities was 2.6 for both September 30, 2021 and December 31, 2020.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including revolving credit facilities. Total debt, which is defined as total interest-bearing debt (short-term, current maturities and long-term) and lease liabilities as a percent of total capitalization was 55.1% at September 30, 2021, and 55.6% at December 31, 2020.

Grainger receives ratings from two independent credit rating agencies: Moody's Investor Service (Moody's) and Standard & Poor's (S&P). Both credit rating agencies currently rate the Company's corporate credit at investment grade. The following table summarizes the Company's credit ratings at September 30, 2021:

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

Critical Accounting Estimates
The methods, assumptions and estimates used in applying the Company’s accounting policies may require the application of judgments regarding matters that are inherently uncertain. The Company considers an accounting policy to be a critical estimate if: (1) it involves assumptions that are uncertain when judgment was applied, and (2) changes in the estimate assumptions, or selection of a different estimate methodology could have a significant impact on Grainger’s consolidated financial position and results. While the Company believes that estimates, assumptions and judgments used are reasonable, they are based on information available when the estimate was made.

A description of the Company's critical accounting estimates is described in Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2020 Form 10-K. There have been no material changes to the Company's critical accounting estimates from those described in the Company's 2020 Form 10-K.

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

Important factors that could cause actual results to differ materially from those presented or implied in the forward-looking statements include, without limitation: the unknown duration and health, economic, operational and financial impacts of the global outbreak of the coronavirus disease 2019 and its variants, including the Delta variant and any other variants that may emerge (COVID-19), as well as the impact of actions taken or contemplated by government authorities to mitigate the spread of COVID-19 (such as vaccine mandates for certain federal contractors and anticipated Occupational Health and Safety Administration safety directives, mask mandates, social distancing or other requirements) and to promote economic stability and recovery, on the Company’s businesses, its employees, customers and suppliers, including disruption to Grainger’s operations resulting from employee illnesses, the development, availability and usage of effective treatment or vaccines, changes in customers’ product needs, the acquisition of excess inventory leading to additional inventory carrying costs and inventory obsolescence, raw material, inventory and labor shortages, continued strain on global supply chains, and diminished transportation availability and efficiency, disruption caused by business responses to the COVID-19 pandemic, including working remote arrangements, which may create increased vulnerability to cybersecurity incidents, including breaches of information systems security, adaptions to the Company’s controls and procedures required by working remote arrangements, including financial reporting processes, which could impact the design or operating effectiveness of such controls or procedures, and global or regional economic downturns or recessions, which could result in a decline in demand for the Company’s products; higher product costs or other expenses; a major loss of customers; loss or disruption of sources of supply; changes in customer or product mix; increased competitive pricing pressures; failure to enter into or sustain contractual arrangements on a satisfactory basis with group purchasing organizations; failure to develop or implement new technology initiatives or business strategies; failure to adequately protect intellectual property or successfully defend against infringement claims; fluctuations or declines in the Company’s gross profit margin; the Company’s responses to market pressures; the outcome of pending and future litigation or governmental or regulatory proceedings, including with respect to wage and hour, anti-bribery and corruption, environmental, advertising and marketing, consumer protection, pricing (including disaster or emergency declaration pricing statutes), product liability, compliance or safety, trade and export compliance, general

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
commercial disputes, or privacy and cybersecurity matters; investigations, inquiries, audits and changes in laws and regulations; failure to comply with laws, regulations and standards; government contract matters; disruption of information technology or data security systems involving the Company or third parties on which the Company depends; general industry, economic, market or political conditions; general global economic conditions including tariffs and trade issues and policies; currency exchange rate fluctuations; market volatility, including price and trading volume volatility or price declines of the Company’s common stock; commodity price volatility; facilities disruptions or shutdowns; higher fuel costs or disruptions in transportation services; other pandemic diseases or viral contagions; natural or human induced disasters, extreme weather and other catastrophes or conditions; failure to attract, retain, train, motivate, develop and transition key employees; loss of key members of management or key employees; changes in effective tax rates; changes in credit ratings or outlook; the Company’s incurrence of indebtedness and other factors identified under Part I, Item 1A: “Risk Factors” in the Company’s 2020 Form 10-K, as updated from time to time in the Company’s Quarterly Reports on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in Grainger's internal control over financial reporting for the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings
For a description of the Company’s legal proceedings, see Note 11 - Contingencies, Legal Matters, Commitments and Other Contractual Obligations - to the Condensed Consolidated Financial Statements included under Part I, Item 1: Financial Statements.

Item 1A: Risk Factors
The Company’s business, results of operations, and financial condition are subject to various risks and uncertainties, including those described in Part I, Item 1A: Risk Factors in the Company’s 2020 Form 10-K. The following risk factors are being provided to supplement and update the risk factors set forth in the 2020 Form 10-K.
Grainger’s business and operations have been and may continue to be adversely affected by the global outbreak of the Coronavirus (COVID-19 pandemic) and may be adversely affected by other global outbreaks of pandemic disease.
Any global outbreaks of pandemic disease, such as the COVID-19 pandemic, could have a material adverse effect on Grainger’s business, results of operations and financial condition, including liquidity, capital and financing resources.

The COVID-19 pandemic has disrupted and adversely affected Grainger’s business, including its business with customers and suppliers. Grainger has experienced customer disruptions to their ability or willingness to purchase Grainger products, customer delays in making purchasing decisions, shifts in the types and quantities of products purchased and, in some cases, diminished customer loyalty and retention rates. These may continue to persist during and beyond the COVID-19 pandemic. Grainger has also experienced and may continue to experience supply chain disruptions, supplier inability to manufacture or deliver products to Grainger or meet the unprecedented demand for pandemic-related products, rapid shifts in the type, quantity or quality of products sold, and higher product costs including as a result of inflation.

Additional effects from the COVID-19 pandemic on Grainger's business include adverse impacts on transportation, including shipping delays and port disruptions, the availability of products, and labor shortages, which have impacted Grainger’s ability to hire employees to fill all open positions. There is the potential for disruptions or closures of customer and supplier facilities, and the ability of certain customers and suppliers to continue as a going concern. Furthermore, Grainger's ability to collect its accounts receivable or receive product ordered from suppliers, as customers and suppliers face higher liquidity and solvency risks and seek terms that are less favorable to Grainger, may adversely affect the Company’s business. These developments, alone or in combination, could materially adversely affect Grainger’s future sales and results of operations.

The effects of the COVID-19 pandemic on Grainger also include restrictions on Grainger’s employees’ ability to visit customers and many of Grainger’s employees’ ability to work in offices or at facilities, as well as disruptions or temporary closures of the Company’s facilities, including distribution centers, branches, and support buildings. Some actions that Grainger has taken in response to the COVID-19 pandemic, including enabling remote working arrangements, may create increased vulnerability to cybersecurity incidents, including breaches of information systems security, which could damage Grainger’s reputation and commercial relationships, disrupt operations, increase costs and/or decrease revenues, and expose Grainger to claims from customers, suppliers, financial institutions, regulators, payment card association, employees and others. In addition, Grainger’s remote working arrangements have required the Company to make adaptions to its controls and procedures, including to its financial reporting processes, that could impact the design or operating effectiveness of such controls or procedures. The COVID-19 pandemic has also resulted in increased variable compensation, wage rates and employee healthcare costs, and Grainger expects these trends to continue.

Furthermore, as result of surges in demand and disruptions in supply chains, including in Asia and other locations, the COVID-19 pandemic has resulted in shortages of certain PPE, cleaning supplies and other products, which may materially impact Grainger's ability to obtain or deliver inventory to customers on a timely basis or at all. While Grainger attempts to maintain sufficient inventory levels to meet quickly shifting customer demand patterns and supplier lead time requirements, which may become extended due to the pandemic demand increase, the Company cannot be certain it will be able to accurately predict demand or lead times, which might cause it to be unable to service customer demand or expose it to risks of product shortages. This uncertainty has caused and may continue to cause Grainger to acquire excess inventory, which has led and may lead to additional inventory carrying costs and inventory obsolescence. For example, as discussed in the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2021 and June 30, 2021, respectively, the Company had certain pandemic-related inventory adjustments in the U.S. business (part of High-Touch Solutions N.A.) on certain non-core SKUs, which were selling below cost based on then current market-relevant pricing.

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

The duration and ultimate impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition, including liquidity, capital and financing resources, will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be predicted at this time. Such factors and developments may include the geographic spread, severity and duration of the COVID-19 pandemic, including whether there are periods of increased COVID-19 cases, the further spread of the Delta variant or the emergence of other new or more contagious variants that may render vaccines ineffective or less effective, disruption to Grainger’s operations resulting from employee illnesses or any inability to attract, retain or motivate employees, the development, availability and administration of effective treatment or vaccines and the willingness of individuals to receive a vaccine or otherwise comply with various mandates, the extent and duration of the impact on the U.S. or global economy, including the pace and extent of recovery when the pandemic subsides, and the actions that have been or may be taken by various governmental authorities in response to the outbreak.

The Company is a federal contractor and part of its workforce will be covered by vaccine mandates expected to be imposed by Executive Order, while other members of its workforce are likely to be covered by anticipated Occupational Health and Safety Administration safety directives for vaccination or testing. Complying with these requirements could disrupt the workforce and operations and impose additional compliance and other costs. Other requirements, including health and safety measures, such as mandatory facility closures of non-essential businesses, stay in shelter health orders or similar restrictions, social distancing mandates and/or travel bans, import and export restrictions, pricing mandates, including disaster or emergency declaration pricing statutes, and mandatory directives that certain products be allocated or provided to certain customers, could also disrupt the Company’s business and impose costs. If the Company is unable to respond to and manage the impact of these mandates, requirement or events, the Company’s business and results of operations may continue to be adversely affected.

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

In addition, a Grainger employee, contractor or other third party with whom Grainger does business may attempt to circumvent security measures or otherwise access Grainger’s information systems in order to obtain such information or inadvertently cause a breach involving such information. Further, Grainger’s systems are integrated with customer systems in certain cases, and a breach of the Company’s information systems could be used to gain illicit access to a customer’s systems and information.

Grainger has been subject to unauthorized accesses of certain supplier and customer information in the past, which it deemed immaterial to its business and operations, and may be subject to other unauthorized accesses of its systems in the future. There can be no assurance that any future unauthorized access to or breach of Grainger’s information systems will not be material to Grainger’s business, operations or financial condition.

Grainger maintains information security staff, policies and procedures for managing risk to its information security systems, conducts annual employee awareness training of cybersecurity threats and routinely utilizes consultants to assist in evaluating the effectiveness of the security of its IT systems. While Grainger has instituted these and other safeguards for the protection of information, because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, Grainger may be unable to anticipate these techniques or implement adequate preventative measures. Any breach of Grainger’s security measures or any breach, error or malfeasance of those of its third party service providers could cause Grainger to incur significant costs to protect any customers, suppliers, employees, and other parties whose personal data is compromised and to make changes to its information systems and administrative processes to address security issues. In addition, although Grainger maintains insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber and information security risks, such insurance coverage may be insufficient to cover all losses.

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

Period	Total Number of Shares Purchased (A) (D)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1 – July 31	80,047	$453.15	79,944	4,742,620
Aug. 1 – Aug. 31	274,451	$437.41	274,451	4,468,169
Sept. 1 – Sept. 30	208,265	$413.23	207,688	4,260,481
Total	562,763		562,083
(A)There were no shares withheld to satisfy tax withholding obligations.
(B)Average price paid per share excludes commissions of $0.01 per share paid.
(C)Purchases were made pursuant to a share repurchase program approved by Grainger's Board of Directors and announced April 28, 2021 (2021 Program). The 2021 Program authorized the repurchase of up to 5 million shares with no expiration date.
(D)The difference of 680 shares between the Total Number of Shares Purchased and the Total Number of
Shares Purchased as Part of Publicly Announced Plans or Programs represents shares purchased by the administrator and record keeper of the W.W. Grainger, Inc. Retirement Savings Plan for the benefit of the employees who participate in the plan.

Item 6: Exhibits
A list of exhibits filed with this report on Form 10-Q is provided in the Exhibit Index on page 36 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. GRAINGER, INC.
Date:	October 29, 2021	By:	/s/ Deidra C. Merriwether
Deidra C. Merriwether
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)
Date:	October 29, 2021	By:	/s/ Laurie R. Thomson
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