Form 10-K
period 2021-12-31
W.W. GRAINGER, INC.
filed 2022-02-23
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2021
OR
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ______ to _______
 Commission file number 1-5684

W.W. Grainger, Inc.
(Exact name of registrant as specified in its charter)

Illinois		36-1150280
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
100 Grainger Parkway
Lake Forest,	Illinois	60045-5201
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (847) 535-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	GWW	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $20,483,168,550 as of the close of trading as reported on the New York Stock Exchange on June 30, 2021. The Company does not have nonvoting common equity.

The registrant had 51,107,898 shares of the Company’s Common Stock outstanding as of February 11, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed in connection with the annual meeting of shareholders to be held on April 27, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (Form 10-K) where indicated. The registrant's definitive 2021 proxy statement will be filed on or about March 17, 2022.

PART I
Item 1: Business
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

For financial information regarding the Company, see the Consolidated Financial Statements and Notes included in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K.

The Grainger Edge
Grainger's framework, “The Grainger Edge,” uniquely defines the Company by asserting why it exists, how it serves customers and how team members work together to achieve its objectives. Grainger’s purpose is to keep the world working, which in turn allows customers to focus on the core of their businesses and do what they do best.

This framework also outlines a set of principles that define the behaviors expected from Grainger’s team members in working with each other and the Company's customers, suppliers and communities as Grainger executes its strategy and creates value for shareholders. For further information on the Company's principles, see below "Workplace Practices and Policies."

General
Effective January 1, 2021, Grainger's two reportable segments are High-Touch Solutions N.A. and Endless Assortment. These reportable segments align with Grainger's go-to-market strategies and bifurcated business models of high-touch solutions and endless assortment. For further segment information, see Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 14 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K.

Below is a description of Grainger’s reportable segments and other businesses.

High-Touch Solutions N.A.
The Company's High-Touch Solutions N.A. segment provides value-added MRO solutions that are rooted in deep product knowledge and customer expertise. The high-touch solutions model serves customers with complex buying needs. This segment includes the Grainger-branded businesses in the United States (U.S.), Canada, Mexico and Puerto Rico.

Endless Assortment
The Company’s Endless Assortment segment provides a streamlined and transparent online platform with one-stop shopping for millions of products. The Endless Assortment segment includes the Company’s Zoro Tools, Inc. (Zoro) and MonotaRO Co., Ltd. (MonotaRO) online channels which operate predominately in the U.S., U.K. and Japan.

Other
Other businesses is comprised of smaller international high-touch solutions businesses primarily in the U.K., as well as the Fabory and China businesses in the periods prior to their divestitures in the second and third quarter of 2020, respectively. These businesses individually and in the aggregate do not meet the criteria of a reportable segment. For further business divestitures and liquidation information, see Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K.

Business Models
Competing with both high-touch solutions and endless assortment business models allows Grainger to leverage its scale and advantaged supply chain to meet the changing needs of its customers. The following provides a high-level view of the Company's business models:
Customers
The Company uses a combination of its two business models to serve its more than 4.5 million customers worldwide which rely on Grainger for products and services that enable them to run safe, sustainable and productive operations. Grainger’s customers range from smaller businesses to large corporations, government entities and other institutions, representing a broad collection of industries, including, but not limited to commercial, healthcare, and manufacturing. No single end customer accounted for more than 3% of total sales for the year ended December 31, 2021.

In the High-Touch Solutions N.A. segment, customers are typically large enterprises with multi-faceted purchasing and processing complexities. Customers served in this segment expect product and service depth and are focused on total cost of procurement. For customers with sophisticated electronic purchasing platforms, the segment utilizes eProcurement technology that allows these systems to communicate directly with Grainger.com. Sales and service representatives drive relationships with customers by helping select the right products and reducing costs by utilizing Grainger as a consistent source of supply. KeepStock®, Grainger's inventory management solution, serves customers on site, offering valuable insights to drive efficiencies and cost savings. The North American Customer Service Centers handle customer interactions for the region via phone, email, eCommerce portals and online chat.

In the Endless Assortment segment, customers are typically smaller businesses with straight-forward product and service needs. Additionally, MonotaRO continues to attract and retain large enterprise customers. Customers purchasing through the endless assortment platforms are focused on transparent pricing and an easy-to-navigate procurement process. MonotaRO and Zoro offer an innovative customer experience by allowing customers to quickly find competitively priced products through intuitive business-focused eCommerce platforms with intelligent analytic capabilities.

Products
Grainger’s product offering is grouped under several broad categories, including safety and security, material handling and storage, pumps and plumbing equipment, cleaning and maintenance, metalworking and hand tools. Products are regularly added and removed from Grainger's product lines based on customer demand, market research, suppliers' recommendations and other factors. No single product category comprised more than 18% of the Company's sales for the year ended December 31, 2021.

In the High-Touch Solutions N.A. segment, Grainger.com provides real-time price and product availability, detailed product information and features, such as product search and compare capabilities. Collectively, this segment offers more than 2 million products.

In the Endless Assortment segment, Grainger offers an expansive product assortment and a broad, extensive product range that contains millions of products including those outside of traditional industrial MRO categories. Collectively in the U.S. and U.K., Zoro offers approximately 10 million products and MonotaRO provides access to more than 20 million products, primarily through its websites and catalogs. The endless assortment businesses continue to enhance assortment by strategically adding products and expanding the offer of third party held products.

Distribution and Sources of Supply
In the large and fragmented MRO industry, Grainger holds an advantaged position with its supply chain infrastructure and broad in-stock product offering. Approximately 5,000 suppliers worldwide provide Grainger businesses with more than 1.5 million products stocked in Distribution Centers (DCs) and branches globally. No single supplier comprised more than 5% of Grainger's total purchases for the year ended December 31, 2021.

In the High-Touch Solutions N.A. segment, DCs are the primary order fulfillment channel, mainly through direct shipments to customers. Automation in the DCs allows most orders to ship complete with next-day delivery and replenish branches that provide same-day availability to customers. Grainger’s North American distribution network supplies inventory planning and management, transportation and distribution services to all Grainger businesses in the North American region. Branches serve the immediate needs of customers by allowing them to directly pick up items and leverage branch staff for their technical product expertise and search-and-select support. Additionally, Grainger offers comprehensive inventory management through its KeepStock® program that includes vendor-managed inventory, customer-managed inventory and onsite vending machines.

In the Endless Assortment segment, orders are placed primarily through online channels. Zoro leverages the High-Touch Solution N.A.'s DCs and third-party drop shipments to deliver products to customers. MonotaRO fulfills customer orders through local DCs and third-party drop shipments.

For further information on the Company’s properties, see Part I, Item 2: Properties of this Form 10-K.

Trademarks and Service Marks
Grainger conducts business under various trademarks and service marks. Approximately 19% of 2021 sales were private label MRO items bearing Grainger’s registered trademarks, including DAYTON®, SPEEDAIRE®, AIR HANDLER®, TOUGH GUY®, WESTWARD®, CONDOR® and LUMAPRO®. Grainger also provides a suite of inventory services to its customers under the KEEPSTOCK® brand, which is a registered service mark. Grainger has taken steps to protect these service marks and trademarks against infringement and believes they will remain available for future use in its business.

Seasonality
Grainger sells products that may have seasonal demand fluctuations during the winter or summer seasons or during periods of natural disasters. However, historical seasonality impacts have not been material to Grainger’s operating results.

Competition
Grainger faces competition from a variety of competitors, including manufacturers (including some of its own suppliers) that sell directly to certain segments of the market, wholesale distributors, retailers and internet-based businesses. Also, competitors vary by size, from large broad line distributors and eCommerce retailers to small local and regional competitors. Grainger differentiates itself by providing local product availability, a broad product line, sales and service representatives and advanced electronic and eCommerce technology. Grainger also offers other services, such as inventory management and technical support.

Government Regulations
Grainger’s business is subject to a wide array of laws, regulations and standards in each domestic and foreign jurisdiction where Grainger operates. In addition to Grainger’s U.S.-based operations, which in 2021 generated approximately 79% of its consolidated net sales, Grainger operates its business principally through wholly owned subsidiaries in Canada, Mexico and the U.K., and through its majority-owned subsidiary in Japan. Compliance with these laws, regulations and standards requires the dedication of time and effort of team members as well as financial resources. In 2021, compliance with the applicable laws, regulations and standards did not have a material effect on capital expenditures, earnings or competitive position. See Part I, Item 1A: Risk Factors of this Form 10-K for a discussion of the risks associated with government regulations that may materially impact Grainger.

Human Capital
The Company strongly believes that its corporate culture must be aligned with its business strategy and aspiration to create value. To that end, Grainger's Board of Directors and senior management are actively involved in cultivating Grainger’s culture. The Compensation Committee of the Board, which is comprised of independent directors, oversees the Company's human capital management programs and policies and routinely provides updates to the Board.

Grainger believes that a purpose-driven culture is an asset that creates a sustainable, competitive advantage for the Company. Building on its strong foundation while evolving a framework to address future challenges is critical to Grainger’s continued success. Grainger has been consistently recognized for its commitment to its culture, diversity, equity and inclusion efforts and employee engagement.

Team Member Profile
As of December 31, 2021, Grainger had approximately 24,200 team members worldwide, of whom approximately 22,700 were full-time and 1,500 were part-time or temporary. Approximately 86% of these team members resided in North America, 8% in Asia and 6% in Europe. Grainger has not experienced any major work stoppages and considers team member relations to be good.

Workplace Practices and Policies
The Company has in place a strategic framework, The Grainger Edge, which outlines a set of principles that define the behaviors expected from Grainger’s team members in working with each other and the Company's customers, suppliers and communities. This framework helps the Company execute its strategy and create value for shareholders.

The Grainger Edge principles also guide the Company’s actions supporting health and safety, diversity, equity and inclusion, and team member experience, including talent acquisition and team member retention, development and compensation and benefits. The Grainger Edge principles are:

•Start with the Customer	•Win as One Team
•Embrace Curiosity	•Invest in our Success
•Act with Intent	•Do the Right Thing
•Compete with Urgency

Grainger’s culture and principles help the Company attract, retain, motivate and develop its workforce and help drive team member engagement. The Company believes an engaged workforce leads to a more innovative, productive and profitable company and measures team member engagement on an ongoing basis. The results from engagement surveys are used to identify and then implement programs and processes designed to enhance the inclusive culture Grainger aspires to achieve.

Health and Safety
Grainger strives to provide a safe work environment and ensuring team members are properly prepared to perform the many tasks required to support customers. The Company’s Environmental, Health and Safety (EHS) program is designed to integrate EHS into Grainger’s business operations and comply with applicable regulations. To that end, the Company requires each of its locations to perform regular safety audits to confirm proper safety policies, programs, procedures and training are in place.

The Company is focused on promoting a culture of safety and education. Operational team members must complete routine training to fully understand the expectation of behaviors defined by the Company’s global EHS policy. Managing and reducing risks at DCs and other facilities remain a core objective and injury rates continue to be low. In 2021, the Company’s Occupational Safety and Health Administration (OSHA) Total Recordable Incident Rate in the U.S. was 1.2 and the Company’s Lost Time Incident Rate in the U.S. was 0.3 based upon the number of incidents per 100 team members (or per 200,000 work hours).

The Company has a proactive response to the coronavirus (COVID-19) pandemic via a task force that helps to ensure the Company’s actions around team members and facilities meet the rigorous guidelines from the Center for Disease Control and World Health Organization, as well as maintaining compliance with state and local health guidelines.

To further support team members' well-being, the Company enhanced its benefit offerings to provide greater access to mental, financial and physical health resources.

Diversity, Equity and Inclusion
Grainger believes a diverse talent pipeline is essential to live its principles, foster innovation, build high-performing teams and drive business results. The Company understands that future business success requires a mix of current and new skill sets, multiple experiences, and a diversity of backgrounds and perspectives, and strives to reflect this priority in its hiring, retention and promotion practices. The Company aspires to increasingly promote a welcoming, inclusive culture that values all people – regardless of sex, gender, race, color, religion, national origin, age, disability, veteran status, sexual orientation, gender expression or experiences – through recruiting outreach, internal networking, business resource groups and mentoring programs.
Grainger's commitment to diversity, equity and inclusion starts at the top. The Company’s Board of Directors is comprised of approximately 31% female and 31% racially and ethnically diverse directors. Grainger also maintains this strong commitment with the CEO's leadership team and throughout the organization. The CEO's leadership team is comprised of approximately 43% women and approximately 29% racially and ethnically diverse leaders. As of December 31, 2021, within Grainger’s U.S. workforce, approximately 39% of team members were women and approximately 37% of team members were racially and ethnically diverse.

Talent Acquisition, Retention and Development
Grainger believes that a great customer experience starts with a great team member experience. The Company is committed to providing team members with resources designed to help them succeed. Grainger focuses on creating opportunities for team member growth, development and training, including offering a comprehensive talent program that continues throughout a team member’s career. This talent program is comprised of performance management, career management, professional development learning opportunities and milestone leadership development programs.

Compensation and Benefits
Grainger believes that its future success is highly dependent upon the Company’s continued ability to attract, retain and motivate team members. As part of its efforts in these areas, the Company offers competitive compensation and benefits to meet the diverse needs of team members and support their health and well-being, financial future and work-life balance. Team members are given access to health plan resources which include 24-hour virtual health services, disease management, tobacco cessation, parental support, stress management and weight loss programs with access to online support communities. In addition, Grainger provides retirement savings, paid holidays and time off, educational assistance and income protection benefits as well as a variety of other programs.

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

Information about Executive Officers
Following is information about the Executive Officers of Grainger, including age, as of January 31, 2022. Executive officers of Grainger generally serve until the next annual appointment of officers, or until earlier resignation or removal.

Name and Age	Positions and Offices Held and Principal Occupation and Employment
Kathleen S. Carroll (53)
Senior Vice President and Chief Human Resources Officer, a position assumed in December 2018. Previously, Ms. Carroll served as Executive Vice President, Chief Human Resources Officer of First Midwest Bancorp, Inc., a diversified financial services company, from 2017 to 2018. Prior to that role, Ms. Carroll was employed at Aon Corporation, a global insurance brokerage and consulting company, between 2006 and 2017 in various human resources roles, culminating in her position as Vice President, Global Head of Talent Acquisition.

John L. Howard (64)
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

D.G. Macpherson (54)
Chairman of the Board, a position assumed in October 2017, and Chief Executive Officer, a position assumed in October 2016 at which time he was also appointed to the Board of Directors. Previously, Mr. Macpherson served as Chief Operating Officer, a position assumed in 2015, Senior Vice President and Group President, Global Supply Chain and International, a position assumed in 2013, Senior Vice President and President, Global Supply Chain and Corporate Strategy, a position assumed in 2012, and Senior Vice President, Global Supply Chain, a position assumed in 2008. Prior to Grainger, Mr. Macpherson served as Partner and Managing Director at Boston Consulting Group, a global management consulting firm.

Deidra C. Merriwether (53)
Senior Vice President and Chief Financial Officer, a position assumed in January 2021. Previously, Ms. Merriwether served as Senior Vice President, and President, North American Sales & Services, a position assumed in November 2019, Senior Vice President, U.S. Direct Sales and Strategic Initiatives, a position assumed in September 2017, Vice President, Pricing and Indirect Procurement, a position assumed in 2016 and as a Vice President in Finance from 2013 to 2016. Prior to Grainger, Ms. Merriwether held various positions as a Vice President, including positions of increasing responsibility at Sears Holdings Corporation, a broadline retailer, PriceWaterhouseCoopers, a global professional services firm, and Eli Lilly & Company, a global pharmaceutical company.

Paige K. Robbins (53)
Senior Vice President and President, Grainger Business Unit, a position assumed in January 2021. Previously, Ms. Robbins served as Senior Vice President and Chief Technology, Merchandising, Marketing, and Strategy Officer, a position assumed in November 2019, as Senior Vice President and Chief Merchandising, Marketing, Digital, Strategy Officer, a position assumed in May 2019, as Senior Vice President and Chief Digital Officer, a position assumed in September 2017, and as Senior Vice President, Global Supply Chain, Branch Network, Contact Centers and Corporate Strategy, a position assumed in 2016. Since joining Grainger in September 2010, Ms. Robbins has held various positions as a Vice President, including in the areas of Global Supply Chain and Logistics. Prior to Grainger, Ms. Robbins served as Partner and Managing Director at Boston Consulting Group, a global management consulting firm.

Laurie R. Thomson (48)
Vice President, Controller and principal accounting officer, a position assumed in May 2021. Previously, Ms. Thomson served as Vice President, Internal Audit and Finance Continuous Improvement of the Company, a position assumed in November 2019, Vice President, Internal Audit from October 2016 to November 2019, Senior Director, Finance from June 2011 to September 2016, and Director, Internal Audit from February 2008 to June 2011. Ms. Thomson is a certified public accountant and prior to Grainger served as Director, Internal Audit at CVS Health Corporation, a pharmacy healthcare provider, and Audit Manager at Arthur Andersen LLP, a professional services firm.

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

Industry and Market Risks
Grainger’s business and operations have been and may continue to be adversely affected by the global outbreak of the Coronavirus and its variants, including the Delta variant, the Omicron variant and any other variants that may emerge (COVID-19 pandemic) and may be adversely affected by other global outbreaks of pandemic disease.
Any global outbreaks of pandemic disease, such as the COVID-19 pandemic, could have a material adverse effect on Grainger’s business, results of operations and financial condition, including liquidity, capital and financing resources.

The COVID-19 pandemic has disrupted and adversely affected Grainger’s business, including its business with customers and suppliers. Among other things, Grainger experienced customer disruptions, including their ability or willingness to purchase products, delays in making purchasing decisions, and shifts in the types and quantities of products purchased. These may recur during and beyond the COVID-19 pandemic. Grainger has also experienced and may continue to experience supply chain disruptions, supplier inability to manufacture or deliver products to Grainger or meet the unprecedented demand for pandemic-related products, rapid shifts in the type, quantity or quality of products sold, and higher product costs as a result of inflation.

Additional effects from the COVID-19 pandemic on Grainger's business include adverse impacts on transportation, including shipping delays and port disruptions, increased shipping costs, constraints on the availability of products, and labor shortages, which have impacted Grainger’s ability to hire employees to fill all open positions. The potential for further disruptions from the COVID-19 pandemic, including closures of customer and supplier facilities remains. Furthermore, Grainger's ability to collect its accounts receivable or receive product ordered from suppliers, as customers and suppliers face higher liquidity and solvency risks and seek terms that are less favorable to Grainger, may adversely affect the Company’s business. These developments, alone or in combination, could materially adversely affect Grainger’s future sales and results of operations.

The effects of the COVID-19 pandemic on Grainger also include restrictions on Grainger’s employees’ ability to visit customers and many of Grainger’s employees’ ability to work in offices or at facilities, as well as disruptions or temporary closures of the Company’s facilities, including distribution centers, branches, and support buildings. Some actions that Grainger has taken in response to the COVID-19 pandemic, including enabling remote working arrangements, may increase Grainger’s vulnerability to cybersecurity incidents including breaches of information systems security, which could damage Grainger’s reputation and commercial relationships, disrupt operations, increase costs and/or decrease revenues, and expose Grainger to claims from customers, suppliers, financial institutions, regulators, payment card association, employees and others. In addition, Grainger’s remote working arrangements have required the Company to make adaptions to its controls and procedures that could impact their design or operating effectiveness. The COVID-19 pandemic has also resulted in increased variable compensation, wage rates and employee healthcare costs, which adversely affect net earnings, and Grainger expects these trends to continue.

Furthermore, as a result of surges in demand and disruptions in supply chains, including in Asia and other locations, from time to time, the COVID-19 pandemic has resulted in shortages of certain PPE, cleaning supplies and other products. These shortages have impacted and in the future may continue to impact Grainger's ability to obtain or deliver inventory to customers on a timely basis or at all. While Grainger attempts to maintain sufficient inventory levels to meet quickly shifting customer demand patterns and supplier lead time requirements, which may become extended due to the pandemic demand increase, the Company cannot be certain it will be able to accurately predict demand or lead times, which might cause it to be unable to service customer demand or expose it to risks of product shortages. This uncertainty caused Grainger to acquire excess inventory, which led to additional inventory carrying costs and inventory obsolescence, and similar results may occur in the future. For example, in each of its first two fiscal quarters of 2021 as discussed in its corresponding Quarterly Reports on Form 10-Q, the Company had pandemic-related inventory adjustments in the U.S. business (part of High-Touch Solutions N.A.) on certain non-core SKUs, which were selling below cost based on then current market-relevant pricing.

From time to time, product shortages have also required the Company to procure products from new suppliers or through brokers with whom it has a limited or no prior relationship. Despite due diligence and product compliance protocols, the products from these sources may not be delivered on a timely basis or at all, or their quality may not be as represented, all of which could cause Grainger to incur costs, including the expense of procuring alternate products or recalling or replacing products in addition to reputational and other adverse impacts to Grainger’s business.

Moreover, global outbreaks such as the COVID-19 pandemic have resulted in a widespread health crisis that has adversely affected and could continue to adversely affect the economies of many countries, resulting in a global or regional economic downturn or recession and supply chain challenges. Any such recession could result in a significant decline in access to products, demand for the Company’s products or limit Grainger’s ability to access capital markets, any of which could materially adversely affect the Company’s business, results of operations and financial condition.

The duration and ultimate impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be predicted at this time. Such factors and developments may include the geographic spread, severity and duration of the COVID-19 pandemic, including whether there are periods of increased COVID-19 cases, the further spread of the Delta variant, Omicron variant or the emergence of other new or more contagious variants that may render vaccines ineffective or less effective, disruption to Grainger’s operations resulting from employee illnesses or any inability to attract, retain or motivate employees, the development, availability and administration of effective treatment or vaccines and the willingness of individuals to receive a vaccine or otherwise comply with various mandates, the extent and duration of the impact on the U.S. or global economy, including the pace and extent of recovery when the pandemic subsides, and the actions that have been or may be taken by various governmental authorities in response to the outbreak.

The Company is a federal contractor and part of its workforce is covered by vaccine mandates imposed under President Biden's September 9, 2021 executive order. Complying with these requirements or other potential government mandates could disrupt the workforce and operations and impose additional compliance and other costs. Other requirements, including health and safety measures such as social distancing and mask mandates and/or travel bans, import and export restrictions, pricing mandates, including disaster or emergency declaration pricing statutes, and mandatory directives that certain products be allocated or provided to certain customers, could also disrupt the Company’s business and impose costs. If the Company is unable to respond to and manage the impact of these mandates, requirement or events, the Company’s business and results of operations may continue to be adversely affected.

Inflation could cause Grainger's operating and administrative expenses to grow more rapidly than net sales, which could result in lower gross margins and lower net earnings.
Market variables, such as inflation of product costs, labor rates and fuel, freight and energy costs, could increase potentially causing the Company to be unable to manage its operating and administrative expenses in a way that would enable it to leverage its revenue growth into higher net earnings. In addition, Grainger's inability to pass on such increases in costs to customers in a timely manner, or at all, could cause Grainger's operating and administrative expenses to grow, which could result in lower gross profit margins and lower net earnings.

Disruptions in Grainger’s supply chain could result in an adverse impact on results of operations.
The occurrence of one or more natural or human induced disasters, including earthquakes, storms, hurricanes, floods, fires, droughts, tornados and other extreme weather; pandemic diseases or viral contagions such as the COVID-19 pandemic; geopolitical events, such as war, civil unrest or terrorist attacks in a country in which Grainger operates or in which its suppliers are located; and the imposition of measures that create barriers to or increase the costs associated with international trade could result in disruption of Grainger’s logistics or supply chain network. For example, the outbreak of the COVID-19 pandemic has disrupted and may continue to disrupt the operations of the Company and its suppliers and customers. Customer demand for certain products has also fluctuated as the pandemic has progressed, which has challenged Grainger's ability to anticipate and/or procure product to maintain inventory levels to meet that demand. These factors have resulted in higher out-of-stock inventory positions in certain products as well as delays in delivering those products to the Company's distribution centers, branches or customers, and similar results may occur in the future. Even when Grainger is able to find alternate sources for certain products, they may cost more or require the Company to incur higher transportation costs, which could adversely impact the Company's profitability and financial condition. Any of these circumstances could impair Grainger's ability to meet customer demand for products and result in lost sales, increased supply chain costs, penalties or damage to Grainger's reputation. Grainger’s ability to provide same-day shipping and next-day delivery is an integral component of Grainger’s business strategy and any such disruption could adversely impact results of operations and financial performance.

Weakness in the economy, market trends and other conditions affecting the profitability and financial stability of Grainger’s customers could negatively impact Grainger’s sales growth and results of operations.
Economic, political and industry trends affect Grainger’s business environments. Grainger serves several industries and markets in which the demand for its products and services is sensitive to the production activity, capital spending and demand for products and services of Grainger’s customers. Many of these customers operate in markets that are subject to cyclical fluctuations resulting from market uncertainty, trade and tariff policies, costs of goods sold, currency exchange rates, central bank interest rate fluctuations, economic downturns, recessions, foreign competition, offshoring of production, oil and natural gas prices, geopolitical developments, labor shortages, inflation, natural or human induced disasters, extreme weather, outbreaks of pandemic disease such as the COVID-19 pandemic, inflation, deflation, and a variety of other factors beyond Grainger’s control. Any of these factors could cause customers to idle or close facilities, delay purchases, reduce production levels, or experience reductions in the demand for their own products or services.

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
Grainger’s competitive strengths include product selection and availability. Products are purchased from more than 4,900 suppliers located in various countries around the world, not one of which accounted for more than 5% of total purchases.

Disruptions in procuring sources of supply could occur due to factors beyond Grainger’s control. These factors could include economic downturns, recessions, outbreaks of pandemic disease such as the COVID-19 pandemic (which from time to time has resulted in some shortages of PPE, cleaning supplies and other products), natural or human induced disasters, extreme weather, geopolitical unrest, tariffs, new tariffs or tariff increases, trade issues and policies, detention orders or withhold release orders on imported products, labor problems or shortages experienced by Grainger’s suppliers or others in the supply chain, transportation availability, staffing and cost, shortage of raw materials, unilateral product cost increases by suppliers of products in short supply, inflation and other factors, any of which could adversely affect a supplier’s ability to manufacture or deliver products or could result in an increase in Grainger’s product costs.

Further, Grainger sources products from Asia and other areas of the world. This increases the risk of supply disruption due to the additional lead time required and distances involved.

If Grainger was unable to promptly replace sources of supply that become disrupted, there could be adverse effects on inventory levels, results of operations, customer relationships and Grainger’s reputation. In addition, Grainger has strategic relationships with a number of vendors. In the event Grainger was unable to maintain those relations, there might be a loss of competitive pricing advantages which could, in turn, adversely affect results of operations.

Volatility in commodity prices may adversely affect gross margins.
Some of Grainger’s products contain significant amounts of commodity-priced materials, such as steel, copper, petroleum derivatives, rare earth minerals, or other materials or inputs required to manufacture PPE and other pandemic-related products and are subject to price changes based on fluctuations in the commodities market. The recent global geopolitical and trade environment has resulted in raw material inflation and potential for increased escalation of domestic and international tariffs and retaliatory trade policies. Further changes in U.S. trade policy (including new or additional increases in duties or tariffs) and retaliatory actions by U.S. trade partners could result in a worsening of economic conditions. The level of demand for Grainger's products and services is influenced in multiple ways by the price and availability of raw materials and commodities, including fuel. Fluctuations in the price of fuel or increased demand for freight services, including as a result of outbreaks of pandemic disease such as the COVID-19 pandemic, could affect transportation costs. Grainger’s ability to pass on such increases in costs in a timely manner depends on market conditions. The inability to pass along cost increases could result in lower gross margins. In addition, higher prices could reduce demand for these products, resulting in lower sales volumes.

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
Grainger competes in a variety of ways, including product assortment and availability, services offered to customers, pricing, purchasing convenience, and the overall experience Grainger offers. This includes the ease of use of Grainger’s high-touch operations and delivery of products.

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

Moreover, Grainger expects technological advancements and the increased use of eCommerce solutions within the industry to continue to evolve at a rapid pace. As a result, Grainger’s ability to effectively compete requires Grainger to respond and adapt to new industry trends and developments. Grainger has increased, and expects to continue to increase, its investments in developing, managing and implementing technology information systems, software development and other capabilities to provide high-quality service to its customers and simplify customer interactions. Developing, managing or implementing new technology and innovations may result in unexpected costs and disruptions to operations, may take longer than expected, may increase the Company’s vulnerability to cyber breaches, attacks or intrusions, and may not provide all anticipated benefits.

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

In addition, Grainger has entered, and may in the future continue to enter, into contracts with group purchasing organizations (GPOs) that aggregate the buying power of their member customers in negotiating selling prices. If the Company is unable to enter into, or sustain, contractual arrangements on a satisfactory commercial basis with GPOs, Grainger's results of operations could be adversely affected.

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

Operational Risks
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

If Grainger’s systems or those of third parties on which Grainger depends are damaged, breached, cease to function properly or are otherwise disrupted, Grainger may have to make a significant investment to repair or replace them and may suffer interruptions in its business operations in the interim. If critical information systems fail or otherwise become unavailable, Grainger’s ability to operate its eCommerce platforms, process orders, maintain proper levels of inventories, collect accounts receivable, disburse funds, manage its supply chain, monitor results of operations, and process and store employee or customer data, among other functions, could be adversely affected. Any such interruption of Grainger’s information systems could have a material adverse effect on its business or results of operations. Grainger has experienced these incidents in the past, which it deemed immaterial to its business and operations individually and in the aggregate and may be subject to other incidents in the future. There can be no assurance that any future incidents will not be material to Grainger’s business, operations or financial condition.

Cybersecurity incidents, including breaches of information systems security, could damage Grainger’s reputation, disrupt operations, increase costs and/or decrease revenues.
Through Grainger’s sales and eCommerce channels, the Company collects and stores personally identifiable, confidential, proprietary and other information from customers so that they may, among other things, purchase products or services, enroll in promotional programs, register on Grainger’s websites or otherwise communicate or interact with the Company. Moreover, Grainger’s operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to its business, customers, suppliers and employees, and other sensitive matters.

Cyber threats are rapidly evolving and those threats and the means for obtaining access to information in digital and other storage media are becoming increasingly sophisticated. Each year, cyber-attackers make numerous attempts to access the information stored in the Company’s information systems. If successful, these attacks may expose Grainger to risk of loss or misuse of proprietary or confidential information or disruptions of business operations. Some actions that Grainger has taken in response to the COVID-19 pandemic, including enabling remote working arrangements, may increase Grainger’s vulnerability to cybersecurity incidents, including breaches of information systems security, which could damage Grainger’s reputation and commercial relationships, disrupt operations, increase costs and/or decrease revenues, and expose Grainger to claims from customers, suppliers, financial institutions, regulators, payment card association, employees and others.

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

Grainger has been subject to unauthorized accesses of certain supplier and customer information in the past, which it deemed immaterial to its business and operations individually and in the aggregate, and may be subject to other unauthorized accesses of its systems in the future. There can be no assurance that any future unauthorized access to or breach of Grainger’s information systems will not be material to Grainger’s business, operations or financial condition.

Grainger maintains information security staff, policies and procedures for managing risk to its information security systems, conducts annual employee awareness training of cybersecurity threats and routinely utilizes consultants to assist in evaluating the effectiveness of the security of its IT systems. While Grainger has instituted these and other safeguards for the protection of information, because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, Grainger may be unable to anticipate these techniques or implement adequate preventative measures. Any breach of Grainger’s security measures or any breach, error or malfeasance of those of its third-party service providers could cause Grainger to incur significant costs to protect any customers, suppliers, employees, and other parties whose personal data is compromised and to make changes to its information systems and administrative processes to address security issues. In addition, although Grainger maintains insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber and information security risks, such insurance coverage may be insufficient to cover all losses.

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

In order to compete, Grainger must attract, retain, train, motivate and develop key employees, and the failure to do so could have an adverse effect on results of operations.
In order to compete and have continued growth, Grainger must attract, retain, train, motivate and develop executives and other key employees, including those in managerial, technical, sales, marketing and IT support positions. Grainger competes to hire employees at increasingly competitive wage rates and then must train them and develop their skills and competencies. Qualified individuals needed to fill open positions may be in short supply in some areas. Further, changes in market compensation rates may adversely affect the Company's labor costs. Competition for qualified employees could require the Company to pay higher wages to attract a sufficient number of employees. The Company's employee hiring and retention also depends on the Company's ability to build and maintain a diverse and inclusive workplace culture that enables its employees to thrive.

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

Regulatory, Legal and Tax Risks
Grainger is subject to various domestic and foreign laws, regulations and standards. Failure to comply or unforeseen developments in related contingencies such as litigation could adversely affect Grainger’s financial condition, profitability and cash flows.
Grainger’s business is subject to legislative, legal, and regulatory risks and conditions specific to the countries in which it operates. In addition to Grainger’s U.S. operations, which in 2021 generated approximately 79% of its consolidated net sales, Grainger operates its business principally through wholly owned subsidiaries in Canada, China, Mexico, and the U.K., and its majority-owned subsidiary in Japan.

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

In conducting its business, Grainger may become subject to legal proceedings or governmental investigations, including in connection with product liability or product compliance claims if people, property or the environment are harmed by Grainger’s products or services.
Grainger is, and from time to time may become, party to a number of legal proceedings or governmental investigations for alleged violations of laws, rules or regulations. Grainger also may be subject to disputes and proceedings incidental to its business, including product-related claims for personal injury or illness, death, environmental or property damage or other commercial disputes, including the proceedings discussed in Part I, Item 3: Legal Proceedings. The defense of these proceedings may require significant expenses and divert management’s time and attention, and Grainger may be required to pay damages that could individually or in the aggregate materially adversely affect its financial condition, results of operations and cash flows. In addition, any insurance or indemnification rights that Grainger may have with respect to such matters may be insufficient or unavailable to protect the Company against potential loss exposures. Grainger also may be requested or required to recall products or take other actions. The Company’s reputation could also be adversely affected by any resulting negative publicity.

Tax changes could affect Grainger’s effective tax rate and future profitability.
Grainger’s future results could be adversely affected by changes in the effective tax rate as a result of Grainger’s relative overall profitability and the mix of earnings in countries with differing statutory tax rates, changes in tax legislation, the results of the examination of previously filed tax returns, and continuing assessment of the Company’s tax exposures.

Grainger may be adversely impacted by the effects of climate change and may incur increased costs and experience other impacts due to new or more stringent environmental laws and regulations designed to address climate change.
The potential impacts of climate change on the Company’s suppliers, product offerings, operations, facilities and customers are accelerating and uncertain. Increased public awareness and concern regarding global climate change may result in more international, federal, and/or state or other stakeholder requirements or expectations that could result in more restrictive or expansive standards, such as stricter limits on greenhouse gas emissions or more prescriptive reporting of environmental, social, and governance metrics. There continues to be a lack of consistent climate change legislation and standards, which creates economic and regulatory uncertainty. New laws, regulations and enforcement could strain the Company’s suppliers and result in increased compliance-related costs, which could result in higher product costs that are passed to the Company. New or changing environmental laws and regulations could also increase the Company’s operating costs, including through higher utility and transportation costs, and Grainger is unable to predict the potential impact such laws and regulations could have on its financial condition and results of operations. In addition, the potential physical risks of climate change may impact the availability and cost of materials and natural resources, sources and supply of energy and product demand, and could increase the Company’s operating costs. Natural disasters as a result of climate change at locations where the Company, its suppliers or customers operate could cause disruptions to the Company’s operations, which could adversely affect sales and could negatively impact Grainger’s business, financial condition, results of operations and cash flows. If environmental laws and regulations are either changed or adopted that impose significant operational restrictions or compliance requirements upon the Company or its suppliers, products, or customers, or the Company's operations are disrupted due to physical impacts of climate change, the Company's business, capital expenditures, financial condition, results of operations and competitive position could be negatively impacted.

Credit and Liquidity Risks
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
As of December 31, 2021, Grainger’s consolidated indebtedness was approximately $2.4 billion. The Company’s indebtedness could, among other things, limit Grainger’s ability to respond to rapidly changing business and economic conditions, require the Company to dedicate a substantial portion of its cash flows to the payment of principal and interest on its indebtedness, reducing the funds available for other business purposes, and make it more difficult to satisfy the Company’s financial obligations as they come due during periods of adverse economic and industry conditions.

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

Item 1B: Unresolved Staff Comments
None.

Item 2: Properties
As of December 31, 2021, Grainger’s owned and leased facilities totaled approximately 29.2 million square feet. Grainger owns and leases facilities primarily in the U.S., Japan, Canada (5), Mexico (6), Puerto Rico (7) and the U.K. (8) The Company's corporate headquarters is located in Lake Forest, Illinois and other general offices are located in the Chicago Metropolitan area. Grainger believes that its properties are generally in excellent condition, well maintained and suitable for the conduct of business.

The following table includes Grainger's material facilities:

Location	Facility and Use (9)	Size in Square Feet (in thousands)	Segment
U.S. (1)	DCs	9,132	High-Touch Solutions N.A.
U.S. (2)	Branch Locations	6,407	High-Touch Solutions N.A.
U.S. (3)	Other Facilities	4,805	High-Touch Solutions N.A.
Japan (4)	DCs	3,718	Endless Assortment
(1) Consists of 16 DCs that range in size from approximately 55,000 to 1.5 million square feet. These facilities are primarily owned.
(2) Consists of 246 branches, 45 onsite and three will-call express locations. These branches range in size from approximately 500 to 109,000 square feet. These facilities are primarily owned.
(3) Primarily consists of storage facilities, office space and customer service centers. These facilities are both owned and leased. These facilities range in size from approximately 200 to 633,000 square feet.
(4) Consists of eight DCs that range in size from approximately 11,000 to 1.8 million square feet. These facilities are primarily leased. Other facilities include office space that range in size from approximately 1,000 to 49,000 square feet. These facilities are also primarily leased.
(5) In Canada, Grainger has 35 branch locations, five DCs and other facilities which total two million square feet.
(6) In Mexico, Grainger has 16 branch locations and two DCs which total 712,000 square feet.
(7) In Puerto Rico, Grainger has three branch locations and one DC which total 95,000 square feet.
(8) In the U.K., Grainger has 43 branch locations, one DC and other facilities which total 806,000 square feet.
(9) Owned facilities are not subject to any mortgages.

Item 3: Legal Proceedings
For a description of legal proceedings, see the disclosure contained in Note 15 to the Consolidated Financial Statements included in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K, which is incorporated herein by reference.

Item 4: Mine Safety Disclosures
Not applicable.

PART II
Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividends
Grainger's common stock is listed and traded on the New York Stock Exchange, under the symbol GWW.

Holders
The approximate number of shareholders of record of Grainger’s common stock as of February 11, 2022, was 553 with approximately 285,524 additional shareholders holding stock through nominees.

Dividends
Grainger expects that its practice of paying quarterly dividends on its common stock will continue, although the payment of future dividends is at the discretion of Grainger’s Board of Directors and will depend upon Grainger’s earnings, capital requirements, financial condition and other factors.

Issuer Purchases of Equity Securities - Fourth Quarter

Period	Total Number of Shares Purchased (A) (D)	Average Price Paid Per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Oct. 1 – Oct. 31	138,985	$423.80	138,890	4,121,591	shares
Nov. 1 – Nov. 30	101,244	$484.93	101,043	4,020,548	shares
Dec. 1 – Dec. 31	134,893	$502.16	134,359	3,886,189	shares
Total	375,122		374,292
(A)There were no shares withheld to satisfy tax withholding obligations.
(B)Average price paid per share excludes commissions of $0.01 per share paid.
(C)Purchases were made pursuant to a share repurchase program approved by Grainger's Board of Directors and announced April 28, 2021 (2021 Program). The 2021 Program authorized the repurchase of up to five million shares with no expiration date.
(D)The difference of 830 shares between the Total Number of Shares Purchased and the Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs represents shares purchased by the administrator and record keeper of the W.W. Grainger, Inc. Retirement Savings Plan for the benefit of the team members who participate in the plan.

Company Performance
The following stock price performance graph compares the cumulative total return on an investment in Grainger common stock with the cumulative total return of an investment in each of the Dow Jones US Industrial Suppliers Total Stock Market Index and the S&P 500 Stock Index. It covers the period commencing December 31, 2016 and ending December 31, 2021. The graph assumes that the value for the investment in Grainger common stock and in each index was $100 on December 31, 2016, and that all dividends were reinvested.

Comparison of 5-Year Cumulative Total Return
W.W. Grainger, Inc.
Dow Jones US Industrial Suppliers Total Stock Market Index
S&P 500 Stock Index
Dollars
250
200
150
100
2016
2017
2018
2019
2020
2021
Fiscal Year Ended December 31

	December 31,
	2016	2017	2018	2019	2020	2021
W.W. Grainger, Inc.	$100	$104	$127	$155	$191	$246
Dow Jones US Industrial Suppliers Total Stock Market Index	100	112	103	137	171	233
S&P 500 Stock Index	100	122	116	153	181	233

Item 6: [Reserved]

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Objective
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of W.W. Grainger, Inc. (Grainger or Company) as it is viewed by the Company. The following discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K.

Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in the Company's Consolidated Financial Statements or in the associated text.

Overview
W.W. Grainger, Inc. is a broad line, business-to-business distributor of maintenance, repair and operating (MRO) products and services with operations primarily in North America (N.A.), Japan and the United Kingdom (U.K.). Grainger uses a combination of its high-touch solutions and endless assortment businesses to serve its customers worldwide, which rely on Grainger for products and services that enable them to run safe, sustainable and productive operations.

The Company’s continued strategic priority for 2022 is to relentlessly expand Grainger’s leadership position in the MRO space by being the go-to partner for people who build and run safe and productive operations. To achieve this, each Grainger business has a set of strategic objectives. The high-touch solutions businesses are focused on key initiatives that drive top-line revenue and MRO market outgrowth. Additionally, the high-touch solutions businesses are focused on growing through differentiated sales and services (e.g., direct customer relationships and onsite services), advantaged MRO solutions (e.g., get customers the exact products and services they need to solve a problem quickly) and unparalleled customer service (e.g., deliver flawlessly on every customer transaction). The endless assortment businesses are focused on product assortment expansion and innovative customer acquisition and retention. Additionally, all Grainger businesses are focused on continuously improving customer experience, optimizing and scaling cost structures and investing in digital marketing, technology and supply chain infrastructure to ultimately deliver long-term returns for shareholders.

Strategic Priorities and Impact of the COVID-19 Pandemic
The Company continues to adhere to its purpose to keep the world working while using its core principles as the framework for expanding Grainger’s leadership position and ensuring Grainger is the go-to-partner for building and running safe, sustainable and productive operations. However, the Company’s business plans to achieve these strategic priorities continue to be affected by the impact of the COVID-19 pandemic.

The COVID-19 pandemic caused significant disruptions in the U.S. and global markets, and the full extent of the impacts will depend on several uncertain and unpredictable developments including any continued spread of the virus and its variants, the availability and effectiveness of treatments and vaccines, imposition of protective public safety measures and the overall impact of government measures to combat the spread of the virus.

While the ongoing recovery from the COVID-19 pandemic has fluctuated throughout the year, it has been accompanied by a resurgence in demand as industries return to regular operations, which continues to disrupt supply chains, transportation efficiency, raw materials and labor availability. Grainger’s businesses and its major facilities have remained operational as customers rely on Grainger’s products and services to keep their businesses up and running. The Company continues to monitor and refine its product assortment and inventory availability and remains committed to serving customers and supporting team members.

As the pandemic continues to impact global markets and the needs of customers, team members, suppliers and communities continue to change, the Company’s efforts and business plan will evolve accordingly. The Company continues to leverage a dedicated cross-functional task force to understand and implement guidance from government agencies and health officials to meet requirements from federal, state and local authorities and may take further actions in the best interests of its team members, customers, suppliers and shareholders.

The Company qualified for certain government assistance programs that partially offset related expenses in Canada and the U.K. The amounts received were not material to the Consolidated Financial Statements for the year ended December 31, 2021.

The Company cannot reasonably estimate the full extent to which the COVID-19 pandemic will continue to impact its business and financial results. Grainger is focused on servicing customers and communities in addressing the pandemic and providing products to assist in the ongoing recovery, supporting the needs and safety of team members and ensuring the Company continues to operate with a strong financial position.

Further discussion of the risks and uncertainties posed by the COVID-19 pandemic, see Part I, Item 1A: Risk Factors of this Form 10-K.

Matters Affecting Comparability
There were 254 sales days in the full year 2021 versus 256 and 255 sales days in the full year of 2020 and 2019, respectively.

Effective January 1, 2021, Grainger's two reportable segments are High-Touch Solutions N.A. and Endless Assortment. On March 8, 2021, Grainger provided investors with segment summary historical financial information and segment historical data that is consistent with its new reportable segment structure and reflective of its updated intersegment accounting policies. For further segment information, see Note 14 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K.

In November 2020, consistent with the Company's strategic focus on broad line MRO distribution in key markets, Grainger commenced the liquidation of Zoro Tools Europe (ZTE) in Germany. In August 2020, Grainger divested the China high-touch solutions business (China) and in June 2020, divested the Fabory high-touch solutions business. Accordingly, the Company’s operating results include Fabory, China and ZTE through the respective dates of divestiture or liquidation. For further business divestitures and liquidation information, see Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Data and Supplementary Data of this Form 10-K.

In mid-February 2020, the Company began experiencing elevated levels of COVID-19 pandemic-related product sales (e.g., PPE and safety products) due to higher customer demand in response to the COVID-19 pandemic, while non-pandemic sales decreased. Conversely, as the COVID-19 pandemic progressed throughout 2020 and through 2021, the Company has seen pandemic-related sales soften and non-pandemic sales grow, as mix returns to more normalized levels. This shift between pandemic and core, non-pandemic product mix impacted gross margin as pandemic-related product sales are generally lower-margin.

Results of Operations
The following table is included as an aid to understanding changes in Grainger's Consolidated Statements of Earnings (in millions of dollars).

	For the Years Ended December 31,
				Percent Increase/(Decrease) from Prior Year	As a Percent of Net Sales
	2021	2020	2019	2021	2021	2020	2019
Net sales (1)	$13,022	$11,797	$11,486	10.4%	100.0%	100.0%	100.0%
Cost of goods sold	8,302	7,559	7,089	9.8	63.8	64.1	61.7
Gross profit	4,720	4,238	4,397	11.4	36.2	35.9	38.3
SG&A	3,173	3,219	3,135	(1.4)	24.4	27.3	27.3
Operating earnings	1,547	1,019	1,262	51.8	11.9	8.6	11.0
Other expense - net	62	72	53	(12.8)	0.5	0.6	0.5
Income tax provision	371	192	314	92.7	2.8	1.6	2.7
Net earnings	1,114	755	895	47.5	8.6	6.4	7.8
Noncontrolling interest	71	60	46	19.0	0.5	0.5	0.4
Net earnings attributable to W.W. Grainger, Inc.	$1,043	$695	$849	50.0	8.0	5.9	7.4
Diluted earnings per share:	$19.84	$12.82	$15.32	54.8%

(1) For further information regarding the Company's disaggregated revenue, see Note 3 of the Notes to the Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K.

2021 Compared to 2020
Net sales of $13,022 million for the year ended December 31, 2021 increased $1,225 million, or 10.4%, compared to the same period in 2020. On a daily basis, net sales increased 11.3%, primarily driven by improved core, non-pandemic related product sales volume as product mix continued to revert to more normalized levels in the year ended December 31, 2021. This consisted of increased volume, which includes product mix, of 10.1%, price, which includes customer mix, of 2.3% and foreign exchange of 0.3%, partially offset by the impact of the business divestitures in the prior year of 1.4%.

Gross profit of $4,720 million for the year ended December 31, 2021 increased $482 million, or 11%, compared to the same period in 2020. Gross profit margin of 36.2% increased 0.3 percentage point compared to the same period in 2020. The increase was primarily driven by price realization and favorable product mix, partially offset by unfavorable pandemic-related inventory adjustments and product cost inflation in the year ended December 31, 2021.

SG&A of $3,173 million for the year ended December 31, 2021 decreased $46 million, or 1%, compared to the same period in 2020. The decrease was the result of impairment charges and losses related to the divested Fabory business in the first half of 2020, partially offset by increased SG&A due to higher wages, variable compensation and marketing expenses in 2021.

Operating earnings of $1,547 million for the year ended December 31, 2021 increased $528 million, or 52%, compared to the same period in 2020. The increase was driven by higher gross profit dollars and lower SG&A.

Other expense, net of $62 million for the year ended December 31, 2021 decreased $10 million, or 13%, compared to the same period in 2020. The decrease was primarily driven by lower interest expense in 2021 due to the increase in indebtedness as a proactive measure to preserve financial flexibility during pandemic uncertainty in the first half of 2020.

Income taxes of $371 million for the year ended December 31, 2021 increased $179 million, or 93%, compared to the same period in 2020. The increase was primarily driven by higher taxable operating earnings in 2021 and the absence of the tax impacts from the Company's investment in Fabory. In the first quarter of 2020, the Company impaired and reorganized its holdings in Fabory. In the second quarter of 2020, the Company divested its interest in Fabory. Grainger's effective tax rates were 25.0% and 20.3% for the twelve months ended December 31, 2021 and 2020, respectively.

Net earnings of $1,043 million attributable to W.W. Grainger, Inc. for the year ended December 31, 2021 increased $348 million, or 50%, compared to the same period in 2020.

Diluted earnings per share was $19.84 for the year ended December 31, 2021, an increase of 55% compared to $12.82 for the same period in 2020. The increase was primarily due to higher net earnings in 2021.

2020 Compared to 2019
Net sales of $11,797 million for the year ended December 31, 2020 increased $311 million, or 2.7%, compared to the same period in 2019. On a daily basis, net sales increased 2.3%, primarily due to strong pandemic-related sales volume mainly to large government and healthcare customers, partially offset by volume declines of non-pandemic related products across most industries. This consisted of increased volume, which includes product mix, of 3.7% and foreign exchange of 0.1%, partially offset by the impact of the business divestitures and price, including customer mix, of 1.3% and 0.2%, respectively.

Gross profit of $4,238 million for the year ended December 31, 2020 decreased $159 million, or 4%, compared to the same period in 2019. Gross profit margin of 35.9% decreased 2.4 percentage points compared to the same period in 2019. The decrease was primarily driven by lower margins from COVID-19 pandemic-related product sales in the high-touch solutions businesses and business unit mix due to growth in the lower margin endless assortment businesses.

SG&A of $3,219 million for the year ended December 31, 2020 increased $84 million, or 3%, compared to the same period in 2019. The increase was primarily due to a $177 million write-down of goodwill, intangibles and long-lived assets for the Fabory business and a $109 million pretax loss from the sale of the Fabory business in the first and second quarters of 2020, respectively. These charges were partially offset by reduced travel and entertainment expenses in 2020 and an aggregate intangible asset impairment charge of $120 million for the Cromwell business in the fourth quarter of 2019.

Operating earnings of $1,019 million for the year ended December 31, 2020 decreased $243 million, or 19%, compared to $1,262 million for the same period in 2019. The decrease was primarily a result of impairment charges and losses for the divested Fabory business in the first half of 2020.

Other expense, net of $72 million for the year ended December 31, 2020 increased $19 million, or 35%, compared to the same period in 2019. The increase was primarily from costs related to an increase in indebtedness as a proactive measure to preserve financial flexibility during pandemic uncertainty during 2020.

Income taxes of $192 million for the year ended December 31, 2020 decreased $122 million, or 39%, compared to the same period in 2019. The decrease was driven by lower taxable operating earnings for the year, tax losses from the Company's investment in Fabory due to the impairment and internal reorganization of the Company's holdings in Fabory in the first quarter of 2020 and tax impacts of the Fabory divestiture.

Net earnings of $695 million attributable to W.W. Grainger, Inc. for the year ended December 31, 2020 decreased $154 million, or 18%, compared to the same period in 2019.

Diluted earnings per share of $12.82 for the year ended December 31, 2020, decreased 16% compared to $15.32 for the same period in 2019. The decrease was due to lower net earnings.

Non-GAAP Measures
The following tables reconcile reported SG&A expenses, operating earnings, net earnings attributable to W.W. Grainger, Inc. and diluted earnings per share determined in accordance with U.S. generally accepted accounting principles (GAAP) to non-GAAP measures including adjusted SG&A, adjusted operating earnings, adjusted net earnings attributable to W.W. Grainger, Inc. and adjusted diluted earnings per share. The Company believes that these non-GAAP measures provide meaningful information to assist investors in understanding financial results and assessing prospects for future performance as they provide a better baseline for analyzing the ongoing performance of its businesses by excluding items that may not be indicative of core operating results. Because non-GAAP financial measures are not standardized, it may not be possible to compare these measures with other companies' non-GAAP measures having the same or similar names.

The following tables provide a reconciliation of GAAP to non-GAAP measures (dollars in millions):

	For the Years Ended December 31,
	2021	2020	2019	%
SG&A reported	$3,173	$3,219	$3,135	(1)%
Restructuring – net (High-Touch Solutions N.A.)	—	18	4
Restructuring – net (Endless Assortment)	—	9	—
Restructuring – net (Other)	—	—	2
Fabory impairment charges (Other)	—	177	—
Cromwell impairment charges (Other)	—	—	120
Fabory divestiture (Other)	—	109	—
Grainger China divestiture (Other)	—	(5)	—
SG&A adjusted	$3,173	$2,911	$3,009	9%

Operating earnings reported	$1,547	$1,019	$1,262	52%
Total restructuring – net, impairment charges and business divestiture	—	308	126
Operating earnings adjusted	$1,547	$1,327	$1,388	17%

Net earnings attributable to W.W. Grainger, Inc. reported	$1,043	$695	$849	50%
Total restructuring – net, impairment charges and business divestiture	—	308	126
Tax effect (1)	—	(126)	(17)
Total restructuring – net, impairment charges and business divestiture, net of tax	—	182	109
Net earnings attributable to W.W. Grainger, Inc. adjusted	$1,043	$877	$958	19%

Diluted earnings per share reported	$19.84	$12.82	$15.32	55%
Restructuring – net (High-Touch Solutions N.A.)	—	0.33	0.08
Restructuring – net (Endless Assortment)	—	0.16	—
Restructuring – net (Other)	—	—	0.03
Fabory impairment charges (Other)	—	3.26	—
Cromwell impairment charges (Other)	—	—	2.15
Fabory divestiture (Other)	—	2.02	—
Grainger China divestiture (Other)	—	(0.09)	—
Total pretax adjustments	—	5.68	2.26
Tax effect (1)	—	(2.32)	(0.29)
Total – net of tax	—	3.36	1.97
Diluted earnings per share adjusted	$19.84	$16.18	$17.29	23%

(1) The tax impact of adjustments and non-cash impairments are calculated based on the income tax rate in each applicable jurisdiction, subject to deductibility and the Company's ability to realize the associated tax benefits.

2021 Compared to 2020
Noted in the table above for the twelve months ended December 31, 2020, the Company recorded a $177 million Fabory impairment charge and $109 million loss on the divestiture of the Fabory business in SG&A in the first and second quarters, respectively.

Excluding restructuring, net, impairment charges and business divestitures for the twelve months ended December 31, 2020, adjusted SG&A and operating earnings for the full year 2021 were $3,173 and $1,547, an increase of $262 million and $220 million, or 9% and 17%, respectively, compared to the same period in 2020.

Excluding the tax benefit related to Fabory, as well as the restructuring, net, impairment charges and business divestitures for the twelve months ended December 31, 2020, Grainger's adjusted effective tax rates were 25.0% and 25.3% for the twelve months ended December 31, 2021 and 2020, respectively. The Company's adjusted net earnings attributable to W.W. Grainger Inc. for the full year 2021 was $1,043 million, an increase of $166 million, or 19%, compared to the same period in 2020. Adjusted diluted earnings per share of $19.84 increased 23% compared to $16.18 for the twelve months ended December 31, 2020.

2020 Compared to 2019
Noted in the table above for the twelve months ended December 31, 2019, the Company recorded an aggregate intangible asset impairment charge in SG&A of $120 million for the Cromwell business in the fourth quarter of 2019.

Excluding restructuring, net, impairment charges and business divestitures for the twelve months ended December 31, 2020 and December 31, 2019, adjusted SG&A and operating earnings for the full year 2020 were $2,911 and $1,327, a decrease of $98 million and $61 million, or 3% and 4%, respectively, compared to the same period in 2019.

Excluding restructuring, net, impairment charges, business divestitures and income taxes for the twelve months ended December 31, 2020, and December 31, 2019, Grainger's adjusted effective tax rates were 25.3% and 24.8% for the twelve months ended December 31, 2020 and 2019, respectively. The Company's adjusted net earnings attributable to W.W. Grainger, Inc. for the full year 2020 was $877 million, a decrease of $81 million, or 8%, compared to the same period in 2019. Adjusted diluted earnings per share of $16.18 decreased 6% compared to $17.29 for the twelve months ended December 31, 2019.

Segment Analysis
The following comments at the reportable segment and other business unit levels include external net sales and operating earnings. For further segment information, see Note 14 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K.

High-Touch Solutions N.A.
The following table shows reported segment results (dollars in millions):

For the Years Ended December 31,

	2021	Percent Increase from Prior Year	2020 (1)	Percent Increase/ (Decrease) from Prior Year	2019 (1)
Net sales	$10,186	10.5%	$9,221	2.0%	$9,036
Gross profit	$3,906	10.9%	$3,524	(4.4)%	$3,684
SG&A	$2,572	9.8%	$2,342	(2.7)%	$2,406
Operating earnings	$1,334	12.9%	$1,182	(7.6)%	$1,278

(1) Effective January 1, 2021, segment results for the years ended December 31, 2020 and 2019 were recast to reflect the Company's re-segmentation.

2021 Compared to 2020
Net sales of $10,186 million for the year ended December 31, 2021 increased $965 million, or 10.5%, compared to the same period in 2020. On a daily basis, net sales increased 11.3%, primarily driven by improved core, non-pandemic related product sales volume as product mix continued to revert to more normalized levels in the year ended December 31, 2021. This consisted of increased volume, price and foreign exchange of 7.8%, 3.0% and 0.5%, respectively.

Gross profit of $3,906 million for the year ended December 31, 2021 increased $382 million, or 11%, compared to the same period in 2020. Gross profit margin of 38.3% increased 0.1 percentage point compared to the same period in 2020. The increase was primarily the result of price realization and product mix in the second half of 2021, partially offset by unfavorable pandemic-related inventory adjustments and product cost inflation in the year ended December 31, 2021.

SG&A of $2,572 million for the year ended December 31, 2021 increased $230 million, or 10%, compared to the same period in 2020. The increase was primarily driven by higher wages, variable compensation and marketing expenses.

Operating earnings of $1,334 million for the year ended December 31, 2021 increased $152 million, or 13%, compared to the same period in 2020. The increase was driven by higher gross profit dollars, partially offset by higher SG&A.

2020 Compared to 2019
Net sales of $9,221 million for the year ended December 31, 2020 increased $185 million, or 2.0%, compared to the same period in 2019. On a daily basis, net sales increased 1.7%, primarily driven by COVID-19 pandemic-related sales, partially offset by volume declines of non-pandemic related products. This consisted of increased volume of 2.2%, partially offset by price and foreign exchange of 0.3% and 0.2%, respectively.

Gross profit of $3,524 million for the year ended December 31, 2020 decreased $160 million, or 4%, compared to the same period in 2019. Gross profit margin of 38.2% decreased 2.6 percentage points compared to the same period in 2019. The decrease was primarily the result of COVID-19 pandemic-related headwinds, including product, customer mix and inventory write-downs in 2020.

SG&A of $2,342 million for the year ended December 31, 2020 decreased $64 million, or 3%, compared to the same period in 2019. The decrease was primarily driven by reduced travel and depreciation expense, partially offset by incremental operating costs to support the response to the COVID-19 pandemic and related activities.

Operating earnings of $1,182 million for the year ended December 31, 2020 decreased $96 million, or 8%, compared to the same period of 2019. The decrease was primarily driven by lower gross profit dollars.

Endless Assortment
The following table shows reported segment results (dollars in millions):

For the Years Ended December 31,

	2021	Percent Increase from Prior Year	2020 (1)	Percent Increase from Prior Year	2019 (1)
Net sales	$2,576	18.3%	$2,178	18.7%	$1,836
Gross profit	$729	21.3%	$601	18.2%	$509
SG&A	$497	14.4%	$435	12.2%	$387
Operating earnings	$232	39.3%	$166	37.2%	$122

(1) Effective January 1, 2021, segment results for the years ended December 31, 2020 and 2019 were recast to reflect the Company's re-segmentation.

2021 Compared to 2020
Net sales of $2,576 million for the year ended December 31, 2021 increased $398 million, or 18.3%, compared to the same period in 2020. On a daily basis, net sales increased 19.2%, primarily driven by strong customer acquisition and continued growth with enterprise customers at MonotaRO. This consisted of increased volume of 20.5%, partially offset by decreased foreign exchange of 1.3%.

Gross profit of $729 million for the year ended December 31, 2021 increased $128 million, or 21%, compared to the same period in 2020. Gross profit margin of 28.3% increased 0.7 percentage point compared to the same period in 2020. The increase in gross profit margin was primarily driven by pricing actions at Zoro and freight efficiencies at Zoro and MonotaRO, partially offset by unfavorable product mix at MonotaRO.

SG&A of $497 million for the year ended December 31, 2021 increased $62 million, or 14%, compared to the same period in 2020. The increase was primarily driven by higher marketing and payroll expenses due to an increase in team members to support the continued growth of the segment. SG&A leverage improved 0.7 percentage point compared to the same period in 2020 due to sales revenue outpacing SG&A.

Operating earnings of $232 million for the year ended December 31, 2021 increased $66 million, or 39%, compared to the same period in 2020. The increase was primarily driven by higher sales volume, partially offset by higher SG&A.

2020 Compared to 2019
Net sales of $2,178 million for the year ended December 31, 2020 increased $342 million, or 18.7%, compared to the same period in 2019. On a daily basis, net sales increased 18.2%, primarily driven by higher sales volume due to COVID-19 pandemic-related sales and strong customer acquisitions during the year ended December 31, 2020. This consisted of increased volume of 16.6% and foreign exchange of 1.6%.

Gross profit of $601 million for the year ended December 31, 2020 increased $92 million, or 18%, compared to the same period in 2019. Gross profit margin of 27.6% decreased 0.1 percentage point compared to the same period in 2019. The decrease was primarily driven by unfavorable supply chain costs.

SG&A of $435 million for the year ended December 31, 2020 increased $48 million, or 12%, compared to the same period in 2019. The increase was primarily driven by higher payroll and benefits expenses and the liquidation of the ZTE business in the fourth quarter of 2020. SG&A leverage improved 1.1 percentage points compared to the same period in 2019 due to sales revenue outpacing SG&A.

Operating earnings of $166 million for the year ended December 31, 2020, increased $44 million, or 37%, compared to the same period in 2019. The increase was primarily driven by higher sales volume, partially offset by higher SG&A.

Other
2021 Compared to 2020
Net sales of $260 million for the year ended December 31, 2021 decreased $138 million, or 34.7%, compared to the same period in 2020. On a daily basis, net sales decreased 34.2%, primarily driven by the net impact of the Fabory and China business divestitures, partially offset by volume increases and favorable changes in the exchange rate between the U.S. dollar and the British pound sterling for the Cromwell business. This consisted of a decrease in business divestitures of 39.9%, partially offset by favorable foreign exchange and volume of 4.4% and 1.3%, respectively.

Gross profit of $85 million for the year ended December 31, 2021 decreased $28 million, or 25%, compared to the same period in 2020. Gross profit margin of 32.7% increased 4.2 percentage points compared to the same period in 2020. The increase in gross profit margin was primarily due to the impact of the business divestitures in the prior year and improved customer mix for the Cromwell business.

SG&A of $104 million for the year ended December 31, 2021 decreased $338 million, or 77%, compared to the same period in 2020. The decrease was primarily due to impairment charges and losses related to the divested Fabory business in the first half of 2020.

Operating losses of $19 million for the year ended December 31, 2021 decreased $310 million, or 94%, compared to the same period in 2020. The decrease was primarily driven by the divested Fabory business in the first half of 2020, partially offset by lower gross profit dollars.

2020 Compared to 2019
Net sales of $398 million for the year ended December 31, 2020 decreased $216 million, or 35.3%, compared to the same period in 2019. On a daily basis, net sales decreased 35.5%, primarily driven by the net impact of the Fabory and China business divestitures and lower volume due to COVID-19 pandemic-related slowdown. This consisted of a decrease in business divestitures of 18.3%, volume of 16.7% and foreign exchange of 0.5%.

Gross profit of $113 million for the year ended December 30, 2020 decreased $91 million, or 45%, compared to the same period in 2019. Gross profit margin of 28.4% decreased 4.8 percentage points compared to the same period in 2019. The decrease was primarily driven by the Fabory divestiture and lower margins for the Cromwell business.

SG&A of $442 million for the year ended December 30, 2020 increased $101 million, or 29%, compared to the same period in 2019 to support the continued growth of the segment. The increase was primarily driven by impairment charges and losses related to the divested Fabory business in 2020, partially offset by an intangible asset impairment charge for the Cromwell business in the year ended December 31, 2019.

Operating losses of $329 million for the year ended December 31, 2020 increased $191 million, or 140%, compared to the same period in 2019. The increase was primarily due to the Fabory business divestiture.

Financial Condition
Grainger believes its current balances of cash and cash equivalents, marketable securities and availability under its revolving credit facilities will be sufficient to meet its liquidity needs for the next twelve months. The Company expects to continue to invest in its business and return excess cash to shareholders through cash dividends and share repurchases, which it plans to fund through cash flows generated from operations. Grainger also maintains access to capital markets and may issue debt or equity securities from time to time, which may provide an additional source of liquidity.

For a full discussion related to the financial condition for the fiscal year ended December 31, 2019, including a year-to-year comparison between 2020 and 2019, see Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in Grainger’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Cash, Cash Equivalents and Liquidity
At December 31, 2021 and 2020, Grainger had cash and cash equivalents of $241 million and $585 million, respectively. The decrease in cash was primarily due to increased investment in capital expenditures and higher inventory purchases to meet customer demand. As of December 31, 2021, the Company had approximately $1.5 billion in available liquidity.

Cash Flows
Net cash provided by operating activities was $937 million and $1,123 million for the years ended December 31, 2021 and 2020, respectively. The decrease in cash provided by operating activities was driven by working capital, primarily related to an increase in accounts receivable due to strong sales growth and inventory purchases to meet customer demand.

Net cash used in investing activities was $226 million and $179 million for the years ended December 31, 2021 and 2020, respectively. This increase in net cash used in investing activities was primarily driven by investments in the Company's supply chain infrastructure.

Net cash used in financing activities was $1,039 million and $726 million for the years ended December 31, 2021 and 2020, respectively. The increase in net cash used in financing activities was primarily driven by higher stock repurchases in the current year and prior year borrowings of long-term debt.

Working Capital
Internally generated funds are the primary source of working capital and growth initiatives including capital expenditures. Working capital was $2,455 million at December 31, 2021, compared to $2,220 million at December 31, 2020. The increase was primarily driven by an increase in accounts receivable due to strong sales growth, partially offset by an increase in accounts payable due to higher inventory purchases to meet customer demand. At these dates, the ratio of current assets to current liabilities was 2.7 and 2.6, respectively.

Capital Expenditures
For the year ending December 31, 2021 and 2020, capital expenditures were $255 million and $197 million, respectively. The increase was due to the Company's investment in the North American and Japanese distribution networks. In addition, the Company invested in the development of inventory management and technology enhancements.

Project spending for 2022 is expected to be in the range of $275 million and $325 million, which includes DC investments in the U.S. and Japan and IT enhancements. Grainger expects to fund 2022 capital spending primarily from operating cash flows.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit.

Total debt, which is defined as total interest-bearing debt and lease liabilities as a percent of total capitalization, was 55.4% and 55.6%, as of December 31, 2021 and 2020, respectively.

Grainger receives ratings from two independent credit ratings agencies: Moody's Investor Service (Moody's) and Standard & Poor's (S&P). Both credit rating agencies currently rate the Company's corporate credit at investment grade. The following table summarizes the Company's credit ratings at December 31, 2021:

	Corporate	Senior Unsecured	Short-term
Moody's	A3	A3	P2
S&P	A+	A+	A1

Commitments and Other Contractual Obligations
At December 31, 2021, the Company's material cash requirements for commitments and other contractual obligations, included outstanding debt obligations (Senior Notes) with varying maturities for an aggregate principal amount of $2,384 million, with no amount payable within 12 months. Future interest payments associated with the Senior Notes total $1,921 million, with $87 million payable within 12 months.

Additionally, as of December 31, 2021, the Company had purchase obligations of $1,505 million, which includes $1,361 million payable within 12 months. Grainger's purchase obligations primarily include commitments to purchase inventory and other goods and services and uncompleted additions to property, buildings and equipment. Purchase obligations are made in the normal course of business to meet operating needs. While purchase orders for both inventory purchases and non-inventory purchases are generally cancellable without penalty, certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

Critical Accounting Estimates
The preparation of Grainger’s Consolidated Financial Statements and accompanying notes are in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make assumptions and estimates that affect the reported amounts. The Company considers an accounting policy to be a critical estimate if: (1) it involves assumptions that are uncertain when judgment was applied, and (2) changes in the estimate assumptions, or selection of a different estimate methodology, could have a significant impact on Grainger’s consolidated financial position and results. While the Company believes the assumptions and estimates used are reasonable, the Company’s management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances. Note 1 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements.

Inventories
Company inventories primarily consist of merchandise purchased for resale and are valued at the lower of cost or net realizable value. The majority of the Company’s inventory is accounted for using the last-in, first-out (LIFO) method. Net realizable value is based on an analysis of inventory trends including, but not limited to, reviews of inventory levels, sales and cost information and on-hand quantities relative to the sales history for the product and shelf-life. The Company's methodology for estimating whether adjustments are necessary is continually evaluated for factors including significant changes in product demand, liquidation or disposition history values and market conditions such as inflation and other acquisition costs, including freight and duties. If business or economic conditions change, estimates and assumptions may be adjusted as deemed appropriate.

Goodwill and Other Intangible Assets
The Company evaluates goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter and more frequently if impairment indicators exist. The fair value of reporting units is calculated primarily using the discounted cash flow method and utilizing value indicators from a market approach to evaluate the reasonableness of the resulting fair values. The Company’s indefinite-lived intangible assets are primarily trade names. The fair value of trade names is calculated primarily using the relief-from-royalty method, which estimates the expected royalty savings attributable to the ownership of the trade name asset.

The estimates used to calculate the fair values of reporting units and indefinite-lived intangible assets involve the use of significant assumptions, estimates and judgments and changes from year to year based on operating results, market conditions, macroeconomic developments and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and impairment for each reporting unit and indefinite-lived intangible asset. For further information on the Company's goodwill and other intangible assets, see Note 5 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K.

Contingencies and Legal Matters
The Company is subject to various claims and legal proceedings that arise in the ordinary course of business, the outcomes of which are inherently uncertain. The Company accrues for costs relating to litigation claims and other contingent matters when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. A detailed summary of the Company’s contingencies and legal matters is included in Note 15 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K.

Forward-Looking Statements
From time to time in this Annual Report on Form 10-K as well as in other written reports, communications and verbal statements, Grainger makes forward-looking statements that are not historical in nature but concern forecasts of future results, business plans, analyses, prospects, strategies, objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws. Forward-looking statements can generally be identified by their use of terms such as “anticipate,” “estimate,” “believe,” “expect,” “could,” “forecast,” “may,” “intend,” “plan,” “predict,” “project,” “will” or “would” and similar terms and phrases, including references to assumptions.

Grainger cannot guarantee that any forward-looking statement will be realized and achievement of future results is subject to risks and uncertainties, many of which are beyond the Company’s control, which could cause Grainger’s results to differ materially from those that are presented.

Important factors that could cause actual results to differ materially from those presented or implied in the forward-looking statements include, without limitation: the unknown duration and health, economic, operational and financial impacts of the global outbreak of the coronavirus disease 2019 and its variants (COVID-19), as well as the impact of actions taken or contemplated by government authorities to mitigate the spread of COVID-19 (such as vaccine mandates for certain federal contractors, mask mandates, social distancing or other requirements) and to promote economic stability and recovery, on the Company’s businesses, its employees, customers and suppliers, including disruption to Grainger’s operations resulting from employee illnesses, the development, availability and usage of effective treatment or vaccines, changes in customers’ product needs, the acquisition of excess inventory leading to additional inventory carrying costs and inventory obsolescence, raw material, inventory and labor shortages, continued strain on global supply chains, and diminished transportation availability and efficiency, disruption caused by business responses to the COVID-19 pandemic, including working remote arrangements, which may create increased vulnerability to cybersecurity incidents, including breaches of information systems security, adaptions to the Company’s controls and procedures required by working remote arrangements, which could impact the design or operating effectiveness of such controls or procedures, and global or regional economic downturns or recessions, which could result in a decline in demand for the Company’s products; inflation, higher product costs or other expenses, including operational expenses; a major loss of customers; loss or disruption of sources of supply; changes in customer or product mix; increased competitive pricing pressures; failure to enter into or sustain contractual arrangements on a satisfactory basis with group purchasing organizations; failure to develop, manage or implement new technology initiatives or business strategies; failure to adequately protect intellectual property or successfully defend against infringement claims; fluctuations or declines in the Company’s gross profit margin; the Company’s responses to market pressures; the outcome of pending and future litigation or governmental or regulatory proceedings, including with respect to wage and hour, anti-bribery and corruption, environmental, advertising and marketing, consumer protection, pricing (including disaster or emergency declaration pricing statutes), product liability, compliance or safety, trade and export compliance, general commercial disputes, or privacy and cybersecurity matters; investigations, inquiries, audits and changes in laws and regulations; failure to comply with laws, regulations and standards, including new or stricter environmental laws or regulations; government contract matters; disruption of information technology or data security systems involving the Company or third parties on which the Company depends; general industry, economic, market or political conditions; general global economic conditions including tariffs and trade issues and policies; currency exchange rate fluctuations; market volatility, including price and trading volume volatility or price declines of the Company’s common stock; commodity price volatility; facilities disruptions or shutdowns; higher fuel costs or disruptions in transportation services; other pandemic diseases or viral contagions; natural or human induced disasters, extreme weather and other catastrophes or conditions; effects of climate change; competition for, or failure to attract, retain, train, motivate and develop key employees; loss of key members of management or key employees; changes in effective tax rates; changes in credit ratings or outlook; the Company’s incurrence of indebtedness and other factors identified under Part I, Item 1A: Risk Factors and elsewhere in this Form 10-K.

Caution should be taken not to place undue reliance on Grainger’s forward-looking statements and Grainger undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk
Grainger's primary market risk exposures is as follows:

Foreign Currency Exchange Rates
Grainger’s financial results, including the value of assets and liabilities, are exposed to foreign currency exchange rate risk when the financial statements of the business units outside the U.S., as stated in their local currencies, are translated into U.S. dollars. For the fiscal year ended December 31, 2021, approximately 21% of the Company's net sales were denominated in a currency other than the Company's functional U.S. dollar currency. Consequently, the Company is exposed to the impact of exchange rate volatility primarily between the U.S. dollar and the Japanese yen, Canadian dollar and the British pound sterling. In February 2020, Grainger entered into certain derivative instrument agreements to manage this risk. A hypothetical 10% change in the relative value of the U.S. dollar would not materially impact the Company's net earnings for 2021.

For derivative instrument information, see Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K.

Interest Rate Risks
Grainger is exposed to interest rate risk on its long-term debt. In February 2020, Grainger entered into certain derivative instrument agreements to hedge a portion of its fixed-rate long-term debt to manage this risk. The annualized effect of a 0.1 percentage point increase in interest rates on Grainger’s variable-rate debt obligations did not have a material impact on the Company's net earnings for 2021.

For long-term debt and derivative instrument information, see Note 6 and Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K.

Commodity Price Risk
Grainger’s transportation costs are exposed to fluctuations in the price of fuel and some sourced products contain commodity-priced materials. The Company regularly monitors commodity trends and, as a broad line supplier, mitigates any material exposure to commodity price risk by having alternative sourcing plans in place that mitigate the risk of supplier concentration, passing commodity-related inflation to customers or suppliers and continuing to scale its distribution networks, including its transportation infrastructure.

Item 8: Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
W.W. Grainger, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of W.W. Grainger, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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
At December 31, 2021, the goodwill balance of the Canada business reporting unit was $129 million. As discussed in Notes 1 and 5 of the financial statements, goodwill is tested at the reporting unit level annually during the fourth quarter and more frequently if impairment indicators exist.
Auditing management’s annual goodwill impairment analysis is complex and highly judgmental due to certain assumptions that are significant to the analysis. Management performed an annual impairment analysis in the fourth quarter to evaluate changes in key assumptions and results since the last impairment test. The more subjective assumptions used in the analysis were projections of future revenue growth and operating expenditures as well as the discount rate used, which are all affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
Our audit procedures included, among others obtaining an understanding, evaluating the design and testing the operating effectiveness of controls over the Company’s goodwill impairment analysis, including controls over management’s review of the significant assumptions described above.

To test management’s annual goodwill impairment analysis of the Canada business reporting unit, we performed audit procedures that included, among others, evaluating the key assumptions and results considering the relevant events and circumstances identified since the date the last fair value calculation. We compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model, customer product mix, and other relevant factors. We also assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in fair value that would result from changes in the assumptions utilized in the last quantitative assessment. In addition, we reviewed the reconciliation of the fair value of the reporting units to the market capitalization of the Company and tested the completeness and accuracy of the underlying data used by management in its analysis.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2005.
Chicago, Illinois
February 23, 2022

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except for per share amounts)

	For the Years Ended December 31,
	2021	2020	2019
Net sales	$13,022	$11,797	$11,486
Cost of goods sold	8,302	7,559	7,089
Gross profit	4,720	4,238	4,397
Selling, general and administrative expenses	3,173	3,219	3,135
Operating earnings	1,547	1,019	1,262
Other (income) expense:
Interest expense – net	87	93	79
Other – net	(25)	(21)	(26)
Total other expense – net	62	72	53
Earnings before income taxes	1,485	947	1,209
Income tax provision	371	192	314
Net earnings	1,114	755	895
Less: Net earnings attributable to noncontrolling interest	71	60	46
Net earnings attributable to W.W. Grainger, Inc.	$1,043	$695	$849
Earnings per share:
Basic	$19.94	$12.88	$15.39
Diluted	$19.84	$12.82	$15.32
Weighted average number of shares outstanding:
Basic	51.9	53.5	54.7
Diluted	52.2	53.7	54.9

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions of dollars)

	For the Years Ended December 31,
	2021	2020	2019
Net earnings	$1,114	$755	$895
Other comprehensive earnings (losses):
Foreign currency translation adjustments – net of reclassification to earnings (see Note 2 and Note 11)	(64)	83	26
Postretirement benefit plan gains (losses) – net of tax benefit (expense) of $—, $(7), and $2, respectively (see Note 7 and Note 11)	—	22	(6)
Total other comprehensive earnings (losses)	(64)	105	20
Comprehensive earnings – net of tax	1,050	860	915
Less: Comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	71	60	46
Foreign currency translation adjustments	(29)	12	3
Total comprehensive earnings (losses) attributable to noncontrolling interest	42	72	49
Comprehensive earnings attributable to W.W. Grainger, Inc.	$1,008	$788	$866

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except for share and per share amounts)

	As of December 31,
Assets	2021	2020
Current assets
Cash and cash equivalents	$241	$585
Accounts receivable (less allowance for credit losses of $30 and $27, respectively)	1,754	1,474
Inventories – net	1,870	1,733
Prepaid expenses and other current assets	146	127
Total current assets	4,011	3,919
Property, buildings and equipment – net	1,424	1,395
Goodwill	384	391
Intangibles – net	238	228
Operating lease right-of-use	393	210
Other assets	142	152
Total assets	$6,592	$6,295

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	—	8
Trade accounts payable	816	779
Accrued compensation and benefits	319	307
Operating lease liability	66	57
Accrued expenses	290	248
Income taxes payable	37	42
Total current liabilities	1,528	1,441
Long-term debt (less current maturities)	2,362	2,389
Long-term operating lease liability	334	162
Deferred income taxes and tax uncertainties	121	110
Other non-current liabilities	87	100
Shareholders' equity
Cumulative preferred stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	55	55
Additional contributed capital	1,270	1,239
Retained earnings	9,500	8,779
Accumulated other comprehensive losses	(96)	(61)
Treasury stock, at cost – 58,439,014 and 57,134,828 shares, respectively	(8,855)	(8,184)
Total W.W. Grainger, Inc. shareholders’ equity	1,874	1,828
Noncontrolling interest	286	265
Total shareholders' equity	2,160	2,093
Total liabilities and shareholders' equity	$6,592	$6,295

 The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net earnings	$1,114	$755	$895
Provision for credit losses	18	22	12
Deferred income taxes and tax uncertainties	27	(5)	4
Depreciation and amortization	185	182	229
Impairment of goodwill, intangible and long-lived assets	—	187	123
Net (gains) losses from sales of assets and business divestitures	(6)	106	(6)
Stock-based compensation	42	46	40
Subtotal	266	538	402
Change in operating assets and liabilities
Accounts receivable	(324)	(121)	(42)
Inventories	(152)	(158)	(106)
Prepaid expenses and other assets	(15)	(23)	(33)
Trade accounts payable	54	80	32
Accrued liabilities	43	15	(84)
Income taxes – net	(26)	24	(3)
Other non-current liabilities	(23)	13	(19)
Subtotal	(443)	(170)	(255)
Net cash provided by operating activities	937	1,123	1,042
Cash flows from investing activities:
Additions to property, buildings, equipment and intangibles	(255)	(197)	(221)
Proceeds from sale or redemption of assets and business divestitures	29	20	17
Other – net	—	(2)	2
Net cash used in investing activities	(226)	(179)	(202)
Cash flows from financing activities:
Borrowings under lines of credit	—	12	20
Payments against lines of credit	—	(65)	(15)
Proceeds from long-term debt	—	1,584	—
Payments of long-term debt	(8)	(1,370)	(42)
Proceeds from stock options exercised	48	70	49
Payments for employee taxes withheld from stock awards	(30)	(18)	(11)
Purchases of treasury stock	(695)	(601)	(700)
Cash dividends paid	(357)	(338)	(328)
Other – net	3	—	4
Net cash used in financing activities	(1,039)	(726)	(1,023)
Exchange rate effect on cash and cash equivalents	(16)	7	5
Net change in cash and cash equivalents:	(344)	225	(178)
Cash and cash equivalents at beginning of year	585	360	538
Cash and cash equivalents at end of year	$241	$585	$360
Supplemental cash flow information:
Cash payments for interest (net of amounts capitalized)	$87	$94	$84
Cash payments for income taxes	$377	$180	$322

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2019	$55	$1,134	$7,869	$(171)	$(6,966)	$172	$2,093
Stock-based compensation	—	45	—	—	33	—	78
Purchases of treasury stock	—	—	—	—	(700)	—	(700)
Net earnings	—	—	849	—	—	46	895
Other comprehensive earnings (losses)	—	—	—	17	—	3	20
Capital contribution	—	2	—	—	—	—	2
Cash dividends paid ($5.68 per share)	—	1	(313)	—	—	(16)	(328)
Balance at December 31, 2019	$55	$1,182	$8,405	$(154)	$(7,633)	$205	$2,060
Stock-based compensation	—	49	—	—	49	—	98
Purchases of treasury stock	—	—	—	—	(600)	(1)	(601)
Net earnings	—	—	695	—	—	60	755
Other comprehensive earnings (losses)	—	—	—	93	—	12	105
Capital contribution	—	7	—	—	—	7	14
Cash dividends paid ($5.94 per share)	—	1	(321)	—	—	(18)	(338)
Balance at December 31, 2020	$55	$1,239	$8,779	$(61)	$(8,184)	$265	$2,093
Stock-based compensation	—	31	—	—	28	1	60
Purchases of treasury stock	—	—	—	—	(699)	(1)	(700)
Net earnings	—	—	1,043	—	—	71	1,114
Other comprehensive earnings (losses)	—	—	—	(35)	—	(29)	(64)
Reclassification due to the adoption of ASU 2019-12	—	—	12	—	—	—	12
Capital contribution	—	—	—	—	—	2	2
Cash dividends paid ($6.39 per share)	—	—	(334)	—	—	(23)	(357)
Balance at December 31, 2021	$55	$1,270	$9,500	$(96)	$(8,855)	$286	$2,160

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

Effective January 1, 2021, Grainger's two reportable segments are High-Touch Solutions N.A. and Endless Assortment. On March 8, 2021, the Company provided investors with segment summary historical financial information and segment historical data that is consistent with its new reportable segment structure and reflective of its updated intersegment accounting policies. For further segment information, see Note 14.

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

The Company reports MonotaRO on a one-month calendar lag allowing for the timely preparation of financial statements. This one-month reporting lag is with the exception of significant transactions or events that occur during the intervening period. During December 2021, MonotaRO entered into a lease for a new Distribution Center (DC), which the Company deemed significant and included in the Consolidated Financial Statements for the year ended December 31, 2021.

Reclassifications
Certain reclassifications have been made to prior year amounts in the Company's Consolidated Balance Sheets to conform with the current year presentation. Reclassifications were made to separately present operating lease right-of-use assets and current and long-term lease obligations that were previously presented as Other assets, Accrued expenses and Other non-current liabilities, respectively. The reclassifications had no effect on net earnings or cash flows for the years ended December 31, 2021, 2020, or 2019.

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

The majority of Company revenue originates from contracts with a single performance obligation to deliver products, whereby performance obligations are satisfied when control of the product is transferred to the customer per the arranged shipping terms. Some Company contracts contain a combination of product sales and services, which are distinct and accounted for as separate performance obligations and are satisfied when the services are rendered. Total service revenue is not material and accounted for approximately 1% of the Company's revenue for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company’s revenue is measured at the determinable transaction price, net of any variable considerations granted to customers and any taxes collected from customers and subsequently remitted to governmental authorities. Variable considerations include rights to return products and sales incentives, which primarily consist of volume rebates. These variable considerations are estimated throughout the year based on various factors, including contract terms, historical experience and performance levels. Total accrued sales returns were approximately $34 million and $31 million as of December 31, 2021 and 2020, respectively, and are reported as a reduction of Accounts receivable, net. Total accrued sales incentives were approximately $73 million and $58 million as of December 31, 2021 and 2020, respectively, and are reported as part of Accrued expenses.

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have any material unsatisfied performance obligations, contract assets or liabilities as of December 31, 2021 and 2020.

Cost of Goods Sold (COGS)
COGS, exclusive of depreciation and amortization, includes the purchase cost of goods sold net of vendor considerations, in-bound shipping costs, outbound shipping and handling costs and service costs. The Company receives vendor considerations, such as rebates to promote their products, which are generally recorded as a reduction to COGS. Rebates earned from vendors that are based on product purchases are capitalized into inventory and rebates earned based on products sold are credited directly to COGS.

Selling, General and Administrative Expenses (SG&A)
Company SG&A is primarily comprised of depreciation and amortization, compensation and benefit costs, indirect purchasing, supply chain and branch operations, technology, leases, restructuring, impairments, advertising and selling expenses, as well as other types of general and administrative costs.

Advertising
Advertising costs, which include online marketing, are generally expensed in the year the related advertisement is first presented or when incurred. Total advertising expense was $402 million, $319 million and $316 million for 2021, 2020 and 2019, respectively.

Stock Incentive Plans
The Company measures all share-based payments using fair-value-based methods and records compensation expense on a straight-line basis over the vesting periods, net of estimated forfeitures.

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

Concentration of Credit Risk
The Company places temporary cash investments with institutions of high credit quality and, by policy, limits the amount of credit exposure to any one institution. Also, the Company has a broad customer base representing many diverse industries across North America, Japan and U.K. Consequently, no significant concentration of credit risk is considered to exist.

Accounts Receivable and Allowance for Credit Losses
The Company’s accounts receivable arises primarily from sales on credit to customers and are stated at their estimated net realizable value. The Company establishes allowances for credit losses on customer accounts that are potentially uncollectible. These allowances are determined based on several factors, including the age of the receivables, historical collection trends and economic conditions that may have an impact on a specific industry, group of customers or a specific customer.

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

Inventories
Company inventories primarily consist of merchandise purchased for resale, and they are valued at the lower of cost or net realizable value. The Company uses the last-in, first-out (LIFO) method to account for approximately 75% of total inventory and the first-in, first-out (FIFO) method for the remaining inventory. The Company regularly reviews inventory to evaluate continued demand and records excess and obsolete provisions representing the difference between excess and obsolete inventories and net realizable value. Estimated net realizable value considers various variables, including product demand, aging and shelf life, market conditions, and liquidation or disposition history and values.

If FIFO had been used for all of the Company’s inventories, they would have been $510 million and $446 million higher than reported at December 31, 2021 and December 31, 2020, respectively. Concurrently, net earnings would have increased by $49 million, $15 million and $24 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Property, Buildings and Equipment
Property, buildings and equipment are stated at cost, less accumulated depreciation. Depreciation is computed over the estimated useful lives of the asset classes using the straight-line method. Useful lives for buildings, structures and improvements range from 10 to 50 years and furniture, fixtures, machinery and equipment from three to 15 years. Amounts expended for maintenance and repairs are charged to expense as incurred.

Historically, Grainger had depreciated certain property, buildings and equipment using both the declining balance and sum-of-the-years’ digits methods as well as certain buildings over estimated useful lives of approximately thirty years. In accordance with its policy, the Company periodically reviews information impacting the pattern of consumption for its capital assets and useful lives to ensure that estimates of depreciation expenses are appropriate. The Company’s investment in its supply chain infrastructure and technology triggered the review of these patterns of consumption. Pursuant to the review and effective January 1, 2020, the method of estimating depreciation for certain assets was changed to the straight-line method and updated useful lives to forty and fifty years. The Company determined that these changes in depreciation method and useful lives were considered a change in accounting estimate effected by a change in accounting principle, and as such have been accounted for on a prospective basis. Grainger believes the changes to the straight-line method and useful lives are appropriate estimations of the Company's current patterns of economic consumption of its capital assets and appropriately match current revenues and costs over updated estimates of the assets' useful lives. The effect of these changes resulted in a decrease of $34 million to depreciation expense for the year ended December 2020.

Depreciation expense was $123 million, $116 million and $150 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company capitalized interest costs of $1 million, $4 million and $9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Long-Lived Assets
The carrying value of long-lived assets, primarily property, buildings and equipment and amortizable intangibles, is evaluated whenever events or changes in circumstances indicate that the carrying value of the asset group may be impaired. An impairment loss is recognized when estimated undiscounted future cash flows resulting from use of the asset, including disposition, are less than their carrying value. Impairment is measured as the amount by which the asset's carrying amount exceeds the fair value.

Leases
The Company leases certain properties and buildings (including branches, warehouses, DCs and office space) and equipment under various arrangements which provide the right to use the underlying asset and require lease payments for the lease term. The Company determines if an arrangement contains a lease at inception. Leases with an initial term of more than 12 months are recorded on the balance sheet as right-of-use (ROU) assets representing the right to use the underlying asset for the lease term and the corresponding current and long-term lease liabilities representing the obligation to make lease payments arising from the lease.

ROU assets and lease liabilities are recognized at the lease commencement or possession date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate, the ROU asset and the lease liability are re-evaluated upon a lease modification.

Certain lease agreements include variable lease payments that primarily include payments for non-lease components including pass-through operating expenses such as certain maintenance costs and utilities, and payments for non-components such as real estate taxes and insurance. Lease agreements with fixed lease and non-lease components are generally accounted for as a single lease component for all underlying classes of assets. Certain of the Company’s lease arrangements contain renewal provisions from one to 30 years, exercisable at the Company's option. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in SG&A.

Goodwill and Other Intangible Assets
In a business acquisition, the Company recognizes goodwill as the excess purchase price of an acquired reporting unit over the net amount assigned to assets acquired including intangible assets and liabilities assumed. Acquired intangibles include both assets with indefinite lives and assets that are subject to amortization, which are amortized straight-line over their estimated useful lives.

The Company tests goodwill and indefinite-lived intangibles for impairment annually during the fourth quarter and more frequently if impairment indicators exist. The Company performs qualitative assessments of significant events and circumstances, such as reporting units' historical and current results, assumptions regarding future performance, strategic initiatives and overall economic factors, including the current global outbreak of the COVID-19 pandemic to determine the existence of impairment indicators and assess if it is more likely than not that the fair value of the reporting unit or indefinite-lived intangible asset is less than its carrying value that would necessitate a quantitative impairment test. In the quantitative test, Grainger compares the carrying value of the reporting unit or an indefinite-lived intangible asset with its fair value. Any excess of the carrying value over fair value is recorded as an impairment charge, presented as part of SG&A.

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

Accounting for Derivative Instruments
The Company recognizes all derivative instruments as assets or liabilities in the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship.

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

Contingencies
The Company accrues for costs relating to litigation claims and other contingent matters when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

New Accounting Standards
Accounting Pronouncements Recently Adopted
In October 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-10, Codification Improvements. These amendments improve consistency by amending the codification to include all disclosure guidance in the appropriate disclosure sections and clarifies application of various provisions in the codification by amending and adding new headings, cross referencing to other guidance and refining or correcting terminology. The effective date of this ASU was for fiscal years and interim periods beginning after December 15, 2020. The Company adopted this ASU effective January 1, 2021 and it did not have a material impact on the Consolidated Financial Statements.

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), Clarifying the Interactions between Topic 321, Topic 323 and Topic 815. This ASU simplifies the understanding and application of the codification topics by eliminating inconsistencies and providing clarifications. The effective date of this ASU was for fiscal years and interim periods beginning after December 15, 2020. The Company adopted this ASU effective January 1, 2021 and it did not have a material impact on the Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU clarifies and simplifies accounting for income taxes by eliminating certain exceptions for intra-period tax allocation principles, the methodology for calculating income tax rates in an interim period, and recognition of deferred taxes for outside basis differences in an investment, among other updates. The effective date of this ASU was for fiscal years and interim periods beginning after December 15, 2020. The Company adopted this ASU effective January 1, 2021 and it did not have a material impact on the Consolidated Financial Statements.

Accounting Pronouncements Recently Issued
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update provides increased transparency of government assistance including the disclosure of the types of assistance an entity receives, an entity's method of accounting for government assistance and the effect of the assistance on an entity's financial statements. The guidance is effective for annual periods beginning after December 15, 2021 and should be applied prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard and does not expect a material impact on the Financial Statements or related disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting as modified by subsequently issued ASU 2021-01. This update provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. The guidance is effective upon issuance and generally can be applied prospectively to contract modifications made and hedging relationships entered or evaluated on or before December 31, 2022. The Company evaluated the impact of this ASU and it does not expect a material impact on the Consolidated Financial Statements.

NOTE 2 - BUSINESS DIVESTITURES AND LIQUIDATIONS
Consistent with the Company's strategic focus on broad line MRO distribution in key markets, Grainger divested the Fabory business in Europe (Fabory) on June 30, 2020 and the China business (China) on August 21, 2020. Accordingly, the Company's Consolidated Statements of Earnings, Comprehensive Earnings and Cash Flows and related notes include Fabory and China results through the respective dates of divestiture. The proceeds from these divestitures were used to fund general corporate needs.

During the second and third quarters of 2020, Grainger recognized a net loss of approximately $109 million and a gain of $5 million in SG&A as a result of the Fabory and China divestitures, respectively, which included net accumulated foreign currency translation losses of $45 million, that were reclassified from Accumulated other comprehensive earnings (losses) (AOCE) to SG&A. During the fourth quarter of 2020, the Company commenced the liquidation of ZTE and recognized $9 million in expense in SG&A associated with the wind down of the business.

NOTE 3 - REVENUE
Grainger serves a large number of customers in diverse industries, which are subject to different economic and market specific factors. Revenue is primarily comprised of MRO product sales and related activities, such as freight and services. The Company's presentation of revenue by reportable segment and industry most reasonably depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic and market-specific factors. In addition, the segments have unique underlying risks associated with customer purchasing behaviors. In the High-Touch Solutions N.A. segment, more than two-thirds of revenue is derived from customer contracts and in the Endless Assortment segment, a majority of revenue is derived from spot buys.

The following table presents the Company's percentage of revenue by reportable segment and by major customer industry:

	Twelve Months Ended December 31,
	2021			2020			2019
	High-Touch Solutions N.A.	Endless Assortment	Total Company (2)	High-Touch Solutions N.A.	Endless Assortment	Total Company (2)	High-Touch Solutions N.A.	Endless Assortment	Total Company (2)
Contractors	9%	16%	10%	9%	15%	10%	10%	16%	10%
Commercial	9	15	10	8	15	9	10	15	11
Government	18	3	15	20	3	16	17	3	14
Healthcare	7	2	6	9	2	7	7	1	6
Manufacturing	30	29	30	29	29	30	31	31	31
Retail/Wholesale	10	10	10	9	10	9	8	10	8
Transportation	5	3	5	5	3	5	6	3	5
Other (1)	12	22	14	11	23	14	11	21	15
Total net sales	100%	100%	100%	100%	100%	100%	100%	100%	100%
Percent of Total Company Revenue	78%	20%	100%	78%	18%	100%	79%	16%	100%

(1) Other primarily includes revenue from industries and customers that are not material individually, including agriculture, mining, natural resources and resellers not aligned to a major industry segment.

(2) Total Company includes other businesses, which includes the Cromwell business, as well as the Fabory and China businesses in the periods prior to their divestitures in the second and third quarter of 2020, respectively. Other businesses account for approximately 2%, 4% and 5% of revenue for the twelve months ended December 31, 2021, 2020 and 2019, respectively.

NOTE 4 - PROPERTY, BUILDINGS AND EQUIPMENT
Property, buildings and equipment consisted of the following (in millions of dollars):

	As of
	December 31, 2021	December 31, 2020
Land	$329	$329
Building, structures and improvements	1,431	1,330
Furniture, fixtures, machinery and equipment	1,567	1,878
Property, buildings and equipment	$3,327	$3,537
Less: Accumulated depreciation and amortization	1,903	2,142
Property, buildings and equipment, net	$1,424	$1,395

During the first quarter of 2020, the Company recorded impairment charges in SG&A in connection with the impairment of Fabory’s long-lived assets, including property, buildings and equipment for approximately $24 million. The Company divested Fabory during the second quarter of 2020.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS
Grainger completed its annual impairment testing of goodwill and intangible assets during the fourth quarter of 2021 and 2020. Based on the results of that testing, the Company concluded that it was more likely than not that the fair value of the reporting units exceeded their carrying amounts at each respective period.

High-Touch Solutions N.A. – Canada Business
In the second quarter of 2020, qualitative tests indicated the existence of impairment indicators for the Canada business given the slowdowns in global oil markets and the economic repercussions from the COVID-19 pandemic in Canada. As such, a quantitative test was performed to evaluate whether any impairment of goodwill was necessary. Based on the result of the quantitative test, the Company concluded there was no impairment of goodwill.

During the subsequent annual impairment testing of the Canada business goodwill in 2020 and 2021, the Company performed qualitative assessments, which included evaluations of changes in key assumptions, notably projections of revenue growth, factors that could impact the discount rate used in the analysis, and the improvement in operating leverage since the performance of the last quantitative impairment test. As part of this assessment, Grainger compared the current results to the forecasted expectations of the most recent quantitative analysis, along with analyzing macroeconomic conditions, current industry trends and transactions, and other market data of industry peers. The Company did not identify any significant events or changes in circumstances that indicated the existence of impairment indicators, as such, additional quantitative assessments were not required and concluded that it was more likely than not that the fair value of the Canada business reporting unit exceeded its carrying amount. At December 31, 2021, the reporting unit's goodwill balance was $129 million.

The Company balances and changes in the carrying amount of Goodwill (net of cumulative goodwill impairments) by segment are as follows (in millions of dollars):

	High-Touch Solutions N.A.	Endless Assortment	Other	Total
Balance at January 1, 2020	$318	$52	$59	$429
Acquisition	—	15	—	15
Impairment	—	—	(58)	(58)
Translation	3	3	(1)	5
Balance at December 31, 2020	321	70	—	391
Translation	—	(7)	—	(7)
Balance at December 31, 2021	$321	$63	$—	$384
The cumulative goodwill impairments as of December 31, 2021, were $137 million and consisted of $32 million within High-Touch Solutions N.A. and $105 million in Other.

During the first quarter of 2020, the Company recorded $58 million of impairment charges in SG&A, in connection with the impairment of Fabory's goodwill. The impairment is presented in Other in the table above. The Company divested the Fabory business during the second quarter of 2020. Grainger's current business portfolio had no impairments to goodwill for the twelve months ended December 31, 2021, and December 31, 2020, respectively.

The balances and changes in intangible assets, net are as follows (in millions of dollars):

		As of December 31,
		2021			2020
	Weighted average life	Gross carrying amount	Accumulated amortization/ impairment	Net carrying amount	Gross carrying amount	Accumulated amortization/impairment	Net carrying amount
Customer lists and relationships	11.8 years	$221	$176	$45	$223	$171	$52
Trademarks, trade names and other	14.1 years	36	24	12	36	22	14
Non-amortized trade names and other	Indefinite	25	—	25	28	—	28
Capitalized software	4.4 years	525	369	156	461	327	134
Total intangible assets	6.9 years	$807	$569	$238	$748	$520	$228

Amortization expense of intangible assets presented in SG&A, excluding impairment charges was $63 million, $60 million, and $78 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Estimated amortization expense for future periods is as follows (in millions of dollars):

Year	Expense
2022	$54
2023	41
2024	31
2025	24
2026	19
Thereafter	44
Total	$213

NOTE 6 - DEBT
In February 2020, the Company entered into a five-year unsecured credit agreement pursuant to which the Company may obtain loans in various currencies on a revolving basis in an aggregate amount not exceeding the U.S. Dollar equivalent of $1.25 billion ($1.25 billion credit facility), which may be increased from time to time up to $1.875 billion at the request of the Company, subject to approval from lenders and other customary conditions. The $1.25 billion credit facility replaced the Company's former $750 million unsecured revolving credit facility, which originated in October 2017 and was scheduled to mature in October 2022.

There were no borrowings outstanding under the line of credit as of December 31, 2021 and 2020. The primary purpose of this credit facility is to support the Company's commercial paper program and for general corporate purposes. The Company issues commercial paper from time to time for general working capital needs. At December 31, 2021 and 2020, there was none outstanding.

The Company's debt instruments include affirmative and negative covenants that are usual and customary for companies with similar credit ratings and do not contain any financial performance covenants. The Company was in compliance with all debt covenants as of December 31, 2021.

Long-term debt obligations, including current maturities and debt issuance costs and discounts, net, consisted of the following (in millions of dollars):

	As of December 31,
	2021		2020
	Carrying Value	Fair Value (4)	Carrying Value	Fair Value (4)
4.60% senior notes due 2045 (1)	1,000	1,284	$1,000	$1,343
3.75% senior notes due 2046 (1)	400	459	400	479
4.20% senior notes due 2047 (1)	400	492	400	514
1.85% senior notes due 2025 (2)	500	509	500	526
Japanese Yen term loan (3)	78	78	87	87
Other	7	7	34	34
Subtotal	2,385	2,829	2,421	2,983
Less current maturities	—	—	(8)	(8)
Debt issuance costs and discounts – net of amortization	(23)	(23)	(24)	(24)
Long-term debt (less current maturities)	$2,362	$2,806	$2,389	$2,951

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

The Company may redeem the Senior Notes in whole at any time or in part from time to time at a “make-whole” redemption price prior to their respective maturity dates. The redemption price is calculated by reference to the then-current yield on a U.S. treasury security with a maturity comparable to the remaining term of the Senior Notes plus 20-25 basis points, together with accrued and unpaid interest, if any, at the redemption date. Additionally, if the Company experiences specific kinds of changes in control, it will be required to make an offer to purchase the Senior Notes at 101% of their principal amount plus accrued and unpaid interest, if any, at the date of purchase. Within one year of the maturity date, the Company may redeem the Senior Notes in whole at any time or in part at 100% of their principal amount, together with accrued and unpaid interest, if any, to the redemption date. At the time of issuance, costs and discounts of approximately $24 million representing underwriting fees and other expenses, were recorded as a contra-liability within Long-term debt and are being amortized to interest expense over the term of the Senior Notes.

(2) In February 2020, the Company issued $500 million of unsecured 1.85% Senior Notes (1.85% Notes) and used the proceeds to repay the British pound term loan, Euro term loan and the Canadian dollar revolving credit facility, and to fund general working capital needs. The 1.85% Notes mature in February 2025, they require no principal payments until the maturity date and interest is payable semi-annually on February 15 and August 15, beginning in August 2020. Prior to January 2025, the Company may redeem the 1.85% Notes in whole at any time or in part from time to time at a “make-whole” redemption price. This redemption price is calculated by reference to the then-current yield on a U.S. Treasury security with a maturity comparable to the remaining term of the 1.85% Notes plus 10 basis points, together with accrued and unpaid interest, if any, at the redemption date. Additionally, if the Company experiences specific kinds of changes in control, it will be required to make an offer to purchase the 1.85% Notes at 101% of their principal amount plus accrued and unpaid interest, if any, at the date of purchase. On or after January 15, 2025, the Company may redeem the 1.85% Notes in whole at any time or in part from time to time at 100% of their principal amount, together with accrued and unpaid interest, if any, to the redemption date. At the time of issuance, costs and discounts of approximately $5 million associated with the issuance of the 1.85% Notes, representing underwriting fees and other expenses, were recorded as a contra-liability within Long-term debt and are being amortized to interest expense, net over the term of the 1.85% Notes. In connection with the 1.85% Notes, in February 2020, the Company entered into derivative instrument agreements to manage its risks associated with interest rates on the 1.85% Notes.

The carrying value adjustments resulting from the interest rate swaps in both periods are presented within Other in the table above. For further discussion of the Company's hedge accounting policies and derivative instruments, see Notes 1 and 12.

(3) In August 2020, MonotaRO Co. LTD., entered into a ¥9 billion term loan agreement to fund technology investments and the expansion of its distribution center network. The Japanese Yen term loan matures in 2024, payable over four equal semi-annual principal installments in 2023 and 2024 and bears average interest at 0.05%.

(4) The estimated fair value of the Company’s senior notes was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. The carrying value of other long-term debt approximates fair value due to their variable interest rates.

The scheduled aggregate principal payments required on the Company's indebtedness, based on the maturity dates defined within the debt arrangements, for the succeeding five years, excluding debt issuance costs and the impact of derivatives, are due as follows (in millions of dollars):

Year	Payment Amount
2022	$—
2023	39
2024	40
2025	500
2026	5
Thereafter	1,800
Total	$2,384

NOTE 7 - EMPLOYEE BENEFITS
The Company provides various retirement benefits to eligible team members, including contributions to defined contribution plans, pension benefits associated with defined benefit plans, postretirement medical benefits and other benefits. Eligibility requirements and benefit levels vary depending on team member location. Various foreign benefit plans cover team members in accordance with local legal requirements.

Defined Contribution Plans
A majority of the Company's U.S. team members are covered by a retirement savings plan, adopted as of January 1, 2021. The new plan amended and restated the prior noncontributory profit-sharing plan, which previously aligned Company contributions to Company performance and included two components, a variable annual contribution based on the Company's rate of return on invested capital and an automatic contribution equal to 3% of the eligible team member's total eligible compensation. As part of the amendment, beginning in 2021, the profit-sharing contribution was removed, and the Company's automatic contribution increased from 3% to 6% of total eligible participants’ compensation. In addition, team members covered by the plan are also able to make personal contributions.

The total retirement savings plan expense was $78 million for 2021. The total profit-sharing plan expense was $99 million and $113 million for 2020 and 2019, respectively.

The Company sponsors additional defined contribution plans available to certain U.S. and foreign team members for which contributions are made by the Company and participating team members. The expense associated with these defined contribution plans totaled $16 million, $16 million, and $19 million for 2021, 2020 and 2019, respectively.

Postretirement Healthcare Benefits Plans
The Company has a postretirement healthcare benefits plan that provides coverage for a majority of its U.S. team members hired prior to January 1, 2013, and their dependents should they elect to maintain such coverage upon retirement. Covered team members become eligible for participation when they qualify for retirement while working for the Company. Participation in the plan is voluntary and requires participants to make contributions toward the cost of the plan, as determined by the Company.

The net periodic benefits costs were valued with a measurement date of January 1 for each year and consisted of the following components (in millions of dollars):

	For the Years Ended December 31,
	2021	2020	2019
SG&A
Service cost	$5	$5	$4
Other (income) expense
Interest cost	3	6	7
Expected return on assets	(8)	(8)	(12)
Amortization of prior service credit	(9)	(10)	(10)
Amortization of unrecognized gains	(8)	(5)	(4)
Net periodic (benefits) costs	$(17)	$(12)	$(15)

Reconciliations of the beginning and ending balances of the postretirement benefit asset (obligation), which is calculated as of December 31 measurement date, the fair value of plan assets available for benefits and the funded status of the benefit asset (obligation) follow (in millions of dollars):

	2021	2020
Benefit obligation at beginning of year	$167	$200
Service cost	5	5
Interest cost	3	6
Plan participants' contributions	3	3
Actuarial (gains)/losses	(14)	(38)
Benefits paid	(11)	(9)
Benefit obligation at end of year	$153	$167

Plan assets available for benefits at beginning of year	$206	$198
Actual returns on plan assets	9	14
Plan participants' contributions	3	3
Benefits paid	(11)	(9)
Plan assets available for benefits at end of year	207	206
Noncurrent postretirement benefit asset (obligation)	$54	$39

The amounts recognized in AOCE consisted of the following (in millions of dollars):

	As of December 31,
	2021	2020
Prior service credit	$42	$51
Unrecognized gains	90	83
Deferred tax (liability)	(33)	(33)
Net accumulated gains	$99	$101

The Company has elected to amortize the amount of net unrecognized gains over a period equal to the average remaining service period for active plan participants expected to retire and receive benefits of approximately 10.5 years for 2021.

The postretirement benefit obligation was determined by applying the terms of the plan and actuarial models. These models include various actuarial assumptions, including discount rates, long-term rates of return on plan assets, healthcare cost trend rate and cost-sharing between the Company and the retirees. The Company evaluates its actuarial assumptions on an annual basis and considers changes in these long-term factors based upon market conditions and historical experience. The actuarial gains recognized during the plan year are primarily related to changes in assumptions related to certain retiree coverage elections, health reimbursement arrangement (HRA) subsidy and changes to the discount rate.

The following assumptions were used to determine net periodic benefit costs at January 1 of each year:

	For the Years Ended December 31,
	2021	2020	2019
Discount rate	2.17%	3.01%	4.08%
Long-term rate of return on plan assets – net of tax	4.04%	4.04%	7.13%
Initial healthcare cost trend rate
Pre age 65	5.81%	6.06%	6.31%
Post age 65	NA	NA	NA
Catastrophic drug benefit	NA	NA	NA
Ultimate healthcare cost trend rate	4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate reached	2026	2026	2026
HRA credit inflation index for grandfathered retirees	—%	2.50%	2.50%

The following assumptions were used to determine benefit obligations at December 31:

	2021	2020	2019
Discount rate	2.57%	2.17%	3.01%
Expected long-term rate of return on plan assets – net of tax	4.04%	4.04%	4.04%
Initial healthcare cost trend rate
Pre age 65	6.50%	5.81%	6.06%
Post age 65	NA	NA	NA
Catastrophic drug benefit	NA	NA	NA
Ultimate healthcare cost trend rate	4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate reached	2030	2026	2026
HRA credit inflation index for grandfathered retirees	—%	—%	2.50%

The discount rate assumptions reflect the rates available on high-quality fixed-income debt instruments as of December 31, the measurement date of each year. These rates have been selected due to their similarity to the duration of the projected cash flows of the postretirement healthcare benefit plan. As of December 31, 2021, the Company increased the discount rate from 2.17% to 2.57% to reflect the increase in the market interest rates at December 31, 2021.

The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates. As of December 31, 2021, the initial healthcare cost trend rate was 6.50% for pre age 65. The healthcare costs trend rates decline each year until reaching the ultimate trend rate of 4.50%. The plan amendment adopted in 2017 moves all post age 65 Medicare eligible retirees to an exchange and provides a subsidy to those retirees to purchase insurance. The amount of the subsidy is based on years of service for grandfathered team members.

The Company has established a Group Benefit Trust (Trust) to fund the plan obligations and process benefit payments. In 2019, the Company liquidated previously held index funds and temporarily invested all assets of the Trust in money market funds. In 2020, the Company transitioned the Trust assets from money market funds into a liability-driven investment solution which enhances the Trust's after-tax returns and de-risks the Company's exposure by more closely match-funding the underlying liability. This investment strategy reflects the long-term nature of the plan obligation and seeks to reach a balanced allocation between Fixed Income securities and Equities of 65% and 35%, respectively. The plan's assets are stated at fair value, which represents the net asset value of shares held by the plan in the registered investment companies at the quoted market prices (Level 1 input) or at significant other observable inputs (Level 2 input).

The plan assets available for benefits are net of Trust liabilities, primarily related to deferred income taxes and taxes payable at December 31 (in millions of dollars):

	2021	2020
Asset Class:
Level 1 Inputs:
Mutual Funds:
Funds – Municipal/Provincial Bonds	$12	$13
Funds – Corporate Bonds Fund	5	5
Federal Money Market Fund	4	11
Level 2 Inputs:
Fixed Income:
Corporate Bonds	89	102
Government/Municipal Bonds	14	8
Equity Funds	85	66
Plan Assets	209	205
Less: trust assets/(liabilities)	(2)	1
Plan assets available for benefits	$207	$206

Consistent with the new investment strategy, the after-tax expected long-term rates of return on plan assets of 4.04% at December 31, 2021 is based on the historical average of long-term rates of return and an estimated tax rate. The required use of an expected long-term rate of return on plan assets may result in recognition of income that is greater or lower than the actual return on plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and, therefore, result in a pattern of income recognition that more closely matches the pattern of the services provided by the team members.

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

The Company forecasts the following benefit payments related to postretirement (which include a projection for expected future team member service) for the next ten years (in millions of dollars):

Year	Estimated Gross Benefit Payments
2022	$8
2023	9
2024	9
2025	10
2026	10
2027-2031	46
Total	$92

NOTE 8 - LEASES
The Company leases certain properties and buildings (including branches, warehouses, DCs and office space) and equipment under various arrangements which provide the right to use the underlying asset and require lease payments for the lease term. The Company’s lease portfolio consists mainly of operating leases that expire at various dates through 2036.

Information related to operating leases is as follows (in millions of dollars):

	As of December 31,
	2021	2020
ROU Assets
Operating lease right-of-use	$393	$210
Operating lease liabilities
Operating lease liability	66	57
Long-term operating lease liability	334	162
Total operating lease liabilities	$400	$219

During the first quarter of 2020, the Company recorded impairment charges in SG&A in connection with the impairment of Fabory’s ROU assets for approximately $20 million. The Company divested Fabory during the second quarter of 2020.

	As of December 31,
	2021	2020
Weighted average remaining lease term	7 years	5 years
Weighted average incremental borrowing rate	0.81%	1.95%
Cash paid for operating leases	$68	$69
ROU assets obtained in exchange for operating lease obligations	$244	$74

Rent expense was $74 million for 2021 and $76 million for 2020 and 2019. These amounts are net of sublease income of $2 million for 2021 and 2020 and $3 million for 2019.

Remaining maturity of existing lease liabilities as of December 31, 2021 are as follows (in millions of dollars):

Year	Operating Leases
2022	$72
2023	69
2024	53
2025	44
2026	37
Thereafter	140
Total lease payments	415
Less interest	(15)
Present value of lease liabilities	$400

As of December 31, 2021 and 2020, the Company's finance leases and service contracts with lease arrangements were not material. Finance leases are reported in Property, buildings and equipment, net, and as a finance lease liability in Accrued Expenses and Other non-current liabilities, respectively.

As of December 31, 2021, the Company's future lease obligations that have not yet commenced were $18 million.

NOTE 9 - STOCK INCENTIVE PLANS
The Company maintains stock incentive plans under which the Company may grant a variety of incentive awards to team members and executives, which include restricted stock units (RSUs), performance shares and deferred stock units. As of December 31, 2021, there were 2.1 million shares available for grant under the plans. When awards are exercised or settled, shares of the Company’s treasury stock are issued.

Pretax stock-based compensation expense included in SG&A was $42 million, $46 million, and $40 million in 2021, 2020 and 2019, respectively, and was primarily comprised of RSUs. Related income tax benefits recognized in earnings were $21 million, $16 million, and $12 million in 2021, 2020 and 2019, respectively.

Restricted Stock Units
The Company awards RSUs to certain team members and executives. RSUs vest generally over periods from one to seven years from issuance. RSU expense for the years ended December 31, 2021, 2020 and 2019 was approximately $30 million, $32 million and $27 million, respectively.

The following table summarizes RSU activity (in millions, except for share and per share amounts):

	2021		2020		2019
	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share
Beginning nonvested units	317,414	$259.67	326,124	$259.88	343,814	$245.38
Issued	105,866	$406.17	140,815	$252.11	96,823	$299.25
Canceled	(36,134)	$274.74	(26,254)	$257.56	(36,224)	$253.22
Vested	(184,825)	$276.34	(123,271)	$252.05	(78,289)	$247.96
Ending nonvested units	202,321	$318.40	317,414	$259.67	326,124	$259.88
Fair value of shares vested	$51		$31		$19

At December 31, 2021, there was $46 million of total unrecognized compensation expense related to nonvested RSUs that the Company expects to recognize over a weighted average period of 2.1 years.

NOTE 10 - CAPITAL STOCK
The Company had no shares of preferred stock outstanding as of December 31, 2021 and 2020. The activity related to outstanding common stock and common stock held in treasury was as follows:

	2021		2020		2019
	Outstanding Common Stock	Treasury Stock	Outstanding Common Stock	Treasury Stock	Outstanding Common Stock	Treasury Stock
Balance at beginning of period	52,524,391	57,134,828	53,687,528	55,971,691	55,862,360	53,796,859
Exercise of stock options	188,444	(188,444)	311,374	(311,374)	232,052	(232,052)
Settlement of restricted stock units – net of 61,377, 41,019, and 26,107 shares retained, respectively	127,969	(127,969)	82,241	(82,241)	52,182	(52,182)
Settlement of performance share units – net of 9,746, 16,830, and 6,737 shares retained, respectively	12,507	(12,507)	28,098	(28,098)	14,027	(14,027)
Purchase of treasury shares	(1,633,106)	1,633,106	(1,584,850)	1,584,850	(2,473,093)	2,473,093
Balance at end of period	51,220,205	58,439,014	52,524,391	57,134,828	53,687,528	55,971,691

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSSES) (AOCE)
The components of AOCE consisted of the following (in millions of dollars):

	Foreign Currency Translation and Other	Defined Postretirement Benefit Plan	Other Employment-related Benefit Plans	Total	Foreign Currency Translation Attributable to Noncontrolling Interests	AOCE Attributable to W.W. Grainger, Inc.
Balance at January 1, 2019 – net of tax	$(264)	$82	$(5)	$(187)	$(16)	$(171)
Other comprehensive earnings (loss) before reclassifications – net of tax	25	8	(3)	30	3	27
Amounts reclassified to Net earnings	1	(11)	—	(10)	—	(10)
Net current period activity	$26	$(3)	$(3)	$20	$3	$17
Balance at December 31, 2019 – net of tax	$(238)	$79	$(8)	$(167)	$(13)	$(154)
Other comprehensive earnings (loss) before reclassifications – net of tax	36	33	—	69	12	57
Amounts reclassified to Net earnings	47	(11)	—	36	—	36
Net current period activity	$83	$22	$—	$105	$12	$93
Balance at December 31, 2020 – net of tax	$(155)	$101	$(8)	$(62)	$(1)	$(61)
Other comprehensive earnings (loss) before reclassifications – net of tax	(64)	12	2	(50)	(29)	(21)
Amounts reclassified to Net earnings	—	(14)	—	(14)	—	(14)
Net current period activity	(64)	(2)	2	(64)	(29)	(35)
Balance at December 31, 2021 – net of tax	$(219)	$99	$(6)	$(126)	$(30)	$(96)

NOTE 12 - DERIVATIVE INSTRUMENTS
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

Fair Value Hedges
The Company uses fair value hedges primarily to hedge a portion of its fixed-rate long-term debt via interest rate swaps. Changes in the fair value of the interest rate swaps, along with the gain or loss on the hedged item, are recorded in earnings under the same line item, Interest expense, net. The notional amount of the Company’s outstanding fair value hedges as of December 31, 2021 and 2020 was $500 million.

Cash Flow Hedges
The Company uses cash flow hedges primarily to hedge the exposure to variability in forecasted cash flows from foreign currency-denominated intercompany borrowings via cross-currency swaps. Gains or losses on the cross-currency swaps are reported as a component of AOCE and reclassified into earnings in the same period during which the hedged transaction affects earnings. The notional amount of the Company’s outstanding cash flow hedges as of December 31, 2021 and 2020 was approximately $34 million.

The effect of the Company's fair value and cash flow hedges on the Consolidated Statement of Earnings for the twelve months ended December 31, 2021 and 2020 is as follows (in millions of dollars):

	For the Years Ended December 31,
	2021	2020
Total gains or (losses) recognized in earnings by line item in which the effects of fair value and cash flow hedges are recorded:
Interest expense – net
Fair value hedge:
Interest rate contracts:
Hedged item	$20	$(21)
Derivatives designated as hedging instrument	$(20)	$21

Other – net
Cash flow hedge:
Foreign exchange contracts:
Hedged item	$—	$2
Amount of gains (losses) reclassified from
AOCE into earnings:	$—	$(2)

The effect of the Company’s cash flow hedges on AOCE for the twelve months ended December 31, 2021 and 2020 was not material.

The fair value and carrying amounts of outstanding derivative instruments in the Consolidated Balance Sheets as of December 31, 2021 and 2020 was as follows (in millions of dollars):

		As of December 31,
		2021	2020
	Balance Sheet Classification	Fair Value and Carrying Amounts
Cross-currency swap	Other non-current liabilities	$2	$2
Interest rate swaps	Other assets	$1	$21

The carrying amount of the liability hedged by the interest rate swaps (Long-term debt), including the cumulative amount of fair value hedging adjustments, as of December 31, 2021 and 2020 amounted to $501 million and $521 million, respectively.

The estimated fair values of the Company's derivative instruments were based on quoted market forward prices, which are classified as Level 2 inputs within the fair value hierarchy and reflect the present value of the amount that the Company would pay for contracts involving the same notional amounts and maturity dates. No adjustments were required during the current period to reflect the counterparty’s credit risk and/or the Company’s own nonperformance risk.

NOTE 13 - INCOME TAXES
Earnings (losses) before income taxes by geographical area consisted of the following (in millions of dollars):

	For the Years Ended December 31,
	2021	2020	2019
U.S.	$1,267	$1,015	$1,226
Foreign	218	(68)	(17)
Total	$1,485	$947	$1,209

Income tax expense consisted of the following (in millions of dollars):

	For the Years Ended December 31,
	2021	2020	2019
Current income tax expense:
U.S. Federal	$221	$119	$199
U.S. State	46	28	44
Foreign	81	65	58
Total current	348	212	301
Deferred income tax expense (benefit)	23	(20)	13
Total income tax expense	$371	$192	$314

The income tax effects of temporary differences that gave rise to the net deferred tax asset (liability) as of December 31, 2021 and 2020 were as follows (in millions of dollars):

	As of December 31,
	2021	2020
Deferred tax assets:
Inventory	$—	$14
Accrued expenses	152	93
Foreign loss carryforwards	59	45
Accrued employment-related benefits	50	37
Tax credit carryforward	27	25
Other	17	8
Deferred tax assets	305	222
Less valuation allowance	(70)	(53)
Deferred tax assets – net of valuation allowance	$235	$169
Deferred tax liabilities:
Property, buildings, equipment and other capital assets	(217)	(145)
Intangibles	(67)	(68)
Inventory	(9)	—
Other	(8)	(10)
Deferred tax liabilities	(301)	(223)
Net deferred tax liability	$(66)	$(54)

The net deferred tax asset (liability) is classified as follows:
Noncurrent assets	$14	$14
Noncurrent liabilities (foreign)	(80)	(68)
Net deferred tax liability	$(66)	$(54)

At December 31, 2021 the Company had $238 million of gross loss carryforwards related to foreign operations. Some of the loss carryforwards may expire at various dates through 2041. The Company has recorded a valuation allowance, which represents a provision for uncertainty as to the realization of the tax benefits of these carryforwards and deferred tax assets that may not be realized.

The Company's valuation allowance changed as follows (in millions of dollars):

	For the Years Ended December 31,
	2021	2020
Balance at beginning of period	$(53)	$(72)
Increases primarily related to foreign NOLs	(8)	(16)
Releases primarily related to foreign NOLs	2	—
Foreign subsidiaries tax impacts due to divestiture	2	39
Tax rate changes	(7)	(1)
Increase related to U.S. foreign tax credits	(3)	(2)
Other changes – net	(3)	(1)
Balance at end of period	$(70)	$(53)

A reconciliation of income tax expense with federal income taxes at the statutory rate follows (in millions of dollars):

	For the Years Ended December 31,
	2021	2020	2019
Federal income tax	$312	$199	$254
State income taxes – net of federal income tax benefit	41	33	36
Foreign rate difference	26	23	25
Foreign subsidiaries tax impacts due to divestiture	—	(61)	—
Change in valuation allowance	7	16	11
Other – net	(15)	(18)	(12)
Income tax expense	$371	$192	$314
Effective tax rate	25.0%	20.3%	26.0%

The changes to the Company's effective tax rate for the year ended December 31, 2021 and 2020 was primarily driven by the absence of tax losses in the Company's investment in Fabory due to the impairment and internal reorganization of the Company's holdings of Fabory in the first quarter of 2020. The Company divested Fabory during the second quarter of 2020.

Foreign Undistributed Earnings
Estimated gross undistributed earnings of foreign subsidiaries at December 31, 2021, amounted to $544 million. The Company considers these undistributed earnings permanently reinvested in its foreign operations and is not recording a deferred tax liability for any foreign withholding taxes on such amounts. If at some future date the Company ceases to be permanently reinvested in its foreign subsidiaries, the Company may be subject to foreign withholding and other taxes on these undistributed earnings and may need to record a deferred tax liability for any outside basis difference in its investments in its foreign subsidiaries.

Tax Uncertainties
The Company recognizes in the financial statements a provision for tax uncertainties, resulting from application of complex tax regulations in multiple tax jurisdictions.

The changes in the liability for tax uncertainties, excluding interest, are as follows (in millions of dollars):

	For the Years Ended December 31,
	2021	2020	2019
Balance at beginning of year	$39	$28	$37
Additions for tax positions related to the current year	3	23	3
Additions for tax positions of prior years	—	—	1
Reductions for tax positions of prior years	(1)	(2)	(1)
Reductions due to statute lapse	(3)	(10)	(10)
Settlements, audit payments, refunds – net	—	—	(2)
Balance at end of year	$38	$39	$28

The Company classifies the liability for tax uncertainties in deferred income taxes and tax uncertainties. Included in this amount is $4 million at December 31, 2021 and 2020, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Any changes in the timing of deductibility of these items would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authorities to an earlier period. Excluding the timing items, the remaining amounts would affect the annual tax rate. In 2021, the changes to tax positions were primarily related to the impact of expiring statutes and current year state and local reserves. In 2020, the changes to tax positions were related generally to the tax losses on the Company’s investment in Fabory along with the impact of expiring statutes, the conclusion of audits and audit settlements. Estimated interest and penalties were not material.

The Company regularly undergoes an examination of its federal income tax returns by the Internal Revenue Service. The statute of limitations expired for the Company's 2017 federal tax return while tax years 2018 through 2020 are open. The Company is also subject to audit by state, local and foreign taxing authorities. Tax years 2012-2020 remain subject to state and local audits and 2016-2020 remain subject to foreign audits. The amount of liability associated with the Company's tax uncertainties may change within the next 12 months due to the pending audit activity, expiring statutes or tax payments. A reasonable estimate of such change cannot be made.

NOTE 14 - SEGMENT INFORMATION
Effective January 1, 2021, Grainger's two reportable segments are High-Touch Solutions N.A. and Endless Assortment. The remaining international high-touch solutions businesses, which includes the Cromwell business, as well as the Fabory and China businesses in the periods prior to their divestitures in the second and third quarter of 2020, respectively, are classified as Other to reconcile to consolidated results. These businesses individually and in the aggregate do not meet the criteria of a reportable segment.

Also, effective January 1, 2021, the Company updated its reporting and accounting policies for corporate cost and intersegment sales transactions. Corporate costs are allocated to each reportable segment based on benefits received. Additionally, intersegment sales transactions, which are sales between Grainger businesses in separate reportable segments, are eliminated within the segment to present only the impact of sales to external customers. Service fees for intersegment sales from the High-Touch Solutions N.A. segment to the Endless Assortment segment are included in SG&A.

Following is a summary of segment results (in millions of dollars):

	2021		2020 (1)		2019 (1)
	Net sales	Operating earnings (losses)	Net sales	Operating earnings (losses)	Net sales	Operating earnings (losses)
High-Touch Solutions N.A.	$10,186	1,334	9,221	1,182	9,036	1,278
Endless Assortment	2,576	232	2,178	166	1,836	122
Other	260	(19)	398	(329)	614	(138)
Total Company	$13,022	$1,547	$11,797	$1,019	$11,486	$1,262

(1) Effective January 1, 2021, segment results for the years ended December 31, 2020 and 2019 were recast to reflect the Company's re-segmentation.

	2021	2020 (1)	2019 (1)
Depreciation and amortization:
High-Touch Solutions N.A.	148	$143	$186
Endless Assortment	22	17	14
Other	3	9	10
Total consolidated depreciation and amortization	$173	$169	$210

(1) Effective January 1, 2021, segment results for the years ended December 31, 2020 and 2019 were recast to reflect the Company's re-segmentation.

Depreciation and amortization presented above includes depreciation of long-lived assets and amortization of capitalized software and ROU assets. Long-lived assets consist of property, buildings and equipment.

Following is revenue by geographic location (in millions of dollars):

	2021	2020	2019
Revenue by geographic location:
United States	10,236	9,200	8,865
Japan	1,705	1,436	1,188
Canada	560	494	539
Other foreign countries	521	667	894
	$13,022	$11,797	$11,486

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

On December 16, 2020, KMCO, the trustee of its estate and ORG Chemical Holdings, LLC, KMCO’s parent company (ORG), filed a property damage lawsuit relating to the KMCO chemical refinery incident against Grainger and another defendant in the Harris County, Texas District Court, which seeks unspecified damages (the KMCO Case). On April 1, 2021, 24 individual plaintiffs filed a petition in intervention seeking to be added as plaintiffs in the KMCO Case and seeking unspecified damages. On March 24, 2021, Indian Harbor Insurance Company, together with other insurance companies and underwriters, filed a property damage lawsuit relating to the KMCO chemical refinery incident against Grainger and another defendant in the Harris County, Texas District Court, seeking reimbursement of insurance payments made to or on behalf of KMCO and ORG, the insured parties under their respective policies, and other damages.

Grainger is investigating each of the various claims against the Company relating to the KMCO chemical refinery incident and intends to contest these matters vigorously.

Also, as a government contractor selling to federal, state and local governmental entities, the Company may be subject to governmental or regulatory inquiries or audits or other proceedings, including those related to contract administration, pricing and product compliance.

From time to time, the Company has also been named, along with numerous other nonaffiliated companies, as defendant in litigation in various states involving asbestos and/or silica. These lawsuits typically assert claims of personal injury arising from alleged exposure to asbestos and/or silica as a consequence of products manufactured by third parties purportedly distributed by the Company. While several lawsuits have been dismissed in the past based on the lack of product identification, if a specific product distributed by the Company is identified in any pending or future lawsuits, the Company will seek to exercise indemnification remedies against the product manufacturer to the extent available. In addition, the Company believes that a substantial number of these claims are covered by insurance. The Company has entered into agreements with its major insurance carriers relating to the scope, coverage and the costs of defense, of lawsuits involving claims of exposure to asbestos. The Company believes it has strong legal and factual defenses and intends to continue defending itself vigorously in these lawsuits.

While the Company is unable to predict the outcome of any of these proceedings and other matters, it believes that their ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A: Controls and Procedures
Evaluation of Disclosures and Controls
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Grainger's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Grainger's disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Grainger's management assessed the effectiveness of Grainger's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment under that framework and the criteria established therein, Grainger's management concluded that Grainger's internal control over financial reporting was effective as of December 31, 2021.

Ernst & Young LLP, an independent registered public accounting firm, has audited Grainger's internal control over financial reporting as of December 31, 2021, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting
There were no changes to Grainger's internal control over financial reporting for the quarter ending December 31, 2021 that have materially affected, or are reasonably likely to materially affect, Grainger's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
W.W. Grainger, Inc. and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited W.W. Grainger, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, W.W Grainger, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois
February 23, 2022

Item 9B: Other Information
None.

Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 27, 2022, under the captions “Board Qualifications, Attributes, Skills and Background,” “Annual Election of Directors,” “Candidates for Board Membership,” “Director Nominees’ Experience and Qualifications,” “Audit Committee,” and “Board Affairs and Nominating Committee.” Information required by this item regarding executive officers of Grainger is set forth in Part I, Item 1, under the caption “Information about our Executive Officers.”

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

Item 11: Executive Compensation
The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 27, 2022, under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee,” “Report of the Compensation Committee of the Board” and "Independent Compensation Consultant."

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 27, 2022, under the captions “Ownership of Grainger Stock” and “Equity Compensation Plans.”

Item 13: Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 27, 2022, under the captions “Director Independence,” "Annual Election of Directors" and “Transactions with Related Persons.”

Item 14: Principal Accountant Fees and Services
The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 27, 2022, under the caption “Audit Fees and Audit Committee Pre-Approval Policies and Procedures.”

PART IV

Item 15: Exhibits and Financial Statements Schedules
(a) Documents filed as part of this Form 10-K
(1) All Financial Statements
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019

(2) Financial Statement Schedules: the schedules listed in Rule 5-04 of Regulation S-X have been omitted because they are either not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3) Exhibits Required by Item 601 of Regulation S-K

EXHIBIT INDEX (1)
EXHIBIT NO.	DESCRIPTION
2.1	Share Purchase Agreement, dated as of July 30, 2015, by and among Grainger, GWW UK Holdings Limited, Gregory Family Office Limited and Michael Gregory, incorporated by reference to Exhibit 2.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated July 31, 2015.
3.1	Restated Articles of Incorporation, incorporated by reference to Exhibit 3(i) to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
3.2	By-laws, as amended on March 9, 2017, incorporated by reference to Exhibit 3.1.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated March 9, 2017.
4.1	No instruments which define the rights of holders of W.W. Grainger, Inc.’s Industrial Development Revenue Bonds are filed herewith, pursuant to the exemption contained in Regulation S-K, Item 601(b)(4)(iii). W.W. Grainger, Inc. hereby agrees to furnish to the SEC, upon request, a copy of any such instrument.
4.2	Indenture, dated as of June 11, 2015, between W.W. Grainger, Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated June 11, 2015.
4.3	First Supplemental Indenture, dated as of June 11, 2015, between W.W. Grainger, Inc. and U.S. Bank National Association, as trustee, and Form of 4.60% Senior Notes due 2045, incorporated by reference to Exhibit 4.2 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated June 11, 2015.
4.4	Second Supplemental Indenture, dated as of May 16, 2016, between W.W. Grainger, Inc., and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated May 16, 2016.
4.5	Third Supplemental Indenture, dated as of May 22, 2017, between W.W. Grainger, Inc., and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated May 22, 2017.
4.6	Form of 3.75% Senior Notes due 2046 (included in Exhibit 4.4), incorporated by reference to Exhibit 4.2 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated May 16, 2016.
4.7	Form of 4.20% Senior Notes due 2047 (included in Exhibit 4.5), incorporated by reference to Exhibit 4.2 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated May 22, 2017.
4.8	Description of Registrant's Securities Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.9	Fourth Supplemental Indenture, dated as of February 26, 2020, between W.W. Grainger, Inc., and U.S. Bank National Association, as trustee incorporated by reference to Exhibit 4.1 to W.W. Grainger, Inc.'s Current Report on Form 8-K dated February 21, 2020.
4.10	Form of 1.85% Senior Notes due 2025 (included in Exhibit 4.1), incorporated by reference to Exhibit 4.2 to W.W. Grainger, Inc.'s Current Report on Form 8-K dated February 21, 2020.
10.1	1990 Long-Term Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10(a) to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.*
10.2	Form of Indemnification Agreement between W.W. Grainger, Inc. and each of its directors and certain of its executive officers, incorporated by reference to Exhibit 10(b)(i) to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.*
10.3	Frozen Executive Death Benefit Plan, as amended, incorporated by reference to Exhibit 10(b)(v) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.*
10.4	First amendment to the Frozen Executive Death Benefit Plan, incorporated by reference to Exhibit 10(b)(v)(1) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.*
10.5	Second amendment to the Frozen Executive Death Benefit Plan, incorporated by reference to Exhibit 10(b)(iv)(2) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.*
10.6	Supplemental Profit Sharing Plan, as amended, incorporated by reference to Exhibit 10(viii) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003.*
10.7	Supplemental Profit Sharing Plan II, as amended, incorporated by reference to Exhibit 10(b)(ix) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.*
10.8	Voluntary Salary and Incentive Deferral Plan, as amended, incorporated by reference to Exhibit 10(b)(xi) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.*
10.9	Summary Description of the Directors Compensation Program incorporated by reference to Exhibit 10.9 to W.W. Grainger, inc.'s Annual Report on Form 10-K for the year ended December 31, 2019.*
10.10	2010 Incentive Plan, incorporated by reference to Exhibit B of W.W. Grainger, Inc.’s Proxy Statement dated March 12, 2010.*
10.11	Form of Stock Option Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10(b)(xvi) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.*
10.12	Form of Stock Option Award and Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10(b)(xvii) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.*
10.13	Summary Description of the Company Management Incentive Program.*
10.14	Incentive Program Recoupment Agreement, incorporated by reference to Exhibit 10(b)(xxv) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.*
10.15	Form of Change in Control Employment Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10(b)(xxvii) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010.*
10.16	Form of 2015 Performance Share Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.28 to W.W. Grainger, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015.*
10.17	W.W. Grainger, Inc. 2015 Incentive Plan, incorporated by reference to Exhibit B of W.W. Grainger, Inc.’s Proxy Statement dated March 13, 2015.*
10.18	First Amendment to the W.W. Grainger, Inc. 2015 Incentive Plan, incorporated by reference to 10.1 of W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*
10.19	W.W. Grainger, Inc. 2015 Incentive Plan as Amended and Restated Effective October 31, 2018, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.*
10.20	Form of Stock Option Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.*
10.21	Form of Restricted Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.2 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.*

10.22	Form of 2016 Performance Share Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.3 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.*
10.23	Form of Stock Option Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.2 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*
10.24	Form of Restricted Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.3 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*
10.25	Form of 2017 Performance Share Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.4 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*
10.26	Form of 2018 W.W. Grainger, Inc. 2015 Incentive Plan Stock Option Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.3 to W.W. Grainger, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.*
10.27	Form of 2018 W.W. Grainger, Inc. 2015 Incentive Plan Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.4 to W.W. Grainger, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.*
10.28	Form of 2018 W.W. Grainger, Inc. 2015 Incentive Plan Performance Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.5 to W.W. Grainger, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.*
10.29	Form of 2019 W.W. Grainger, Inc. 2015 Stock Incentive Plan Stock Option Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*
10.30	Form of 2019 W.W. Grainger, Inc. 2015 Stock Incentive Plan Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.2 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*
10.31	Form of 2019 W.W. Grainger, Inc. 2015 Stock Incentive Plan Performance Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.3 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*
10.32	Credit Agreement dated as of February 14, 2020, by and among W.W. Grainger, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.'s Current Report on Form 8-K dated February 14, 2020.
10.33	Form of 2020 W.W. Grainger, Inc. 2015 Incentive Plan Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.*
10.34	Form of 2020 W.W. Grainger, Inc. 2015 Incentive Plan Performance Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.2 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.*
10.35	2022 Form of W.W. Grainger, Inc. 2015 Incentive Plan Performance Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers.*
10.36
W.W. Grainger, Inc. – 2015 Incentive Plan CFO Transition –Restricted Stock Unit Agreement between W.W. Grainger, Inc. and Robert F. O’Keef, Jr. dated January 4, 2021, incorporated by reference to Exhibit 10.39 to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.*

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

Item 16: Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: February 23, 2022

W.W. GRAINGER, INC.

By:	/s/ D.G. Macpherson
D.G. Macpherson
Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 23, 2022, in the capacities indicated.

/s/ D.G. Macpherson	/s/ Brian P. Anderson
D.G. Macpherson	Brian P. Anderson
Chairman of the Board	Director
and Chief Executive Officer, Director
(Principal Executive Officer)	/s/ V. Ann Hailey
V. Ann Hailey
/s/ Deidra C. Merriwether	Director
Deidra C. Merriwether
Senior Vice President	/s/ Katherine D. Jaspon
and Chief Financial Officer	Katherine D. Jaspon
(Principal Financial Officer)	Director

/s/ Laurie R. Thomson	/s/ Stuart L. Levenick
Laurie R. Thomson	Stuart L. Levenick
Vice President and Controller	Director
(Principal Accounting Officer)
/s/ Neil S. Novich
Neil S. Novich
Director

/s/ E. Scott Santi
E. Scott Santi
Director