Form 10-Q
period 2022-03-31
W.W. GRAINGER, INC.
filed 2022-04-28
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
                          FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
Yes ☐  No ☒

There were 51,101,666 shares of the Company’s Common Stock outstanding as of April 21, 2022.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions of dollars and shares, except for per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net sales	$3,647	$3,084
Cost of goods sold	2,264	1,991
Gross profit	1,383	1,093
Selling, general and administrative expenses	849	735
Operating earnings	534	358
Other (income) expense:
Interest expense – net	23	21
Other – net	(6)	(6)
Total other expense – net	17	15
Earnings before income taxes	517	343
Income tax provision	132	88
Net earnings	385	255
Less net earnings attributable to noncontrolling interest	19	17
Net earnings attributable to W.W. Grainger, Inc.	$366	$238
Earnings per share:
Basic	$7.11	$4.51
Diluted	$7.07	$4.48
Weighted average number of shares outstanding:
Basic	51.1	52.3
Diluted	51.4	52.6

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net earnings	$385	$255
Other comprehensive earnings (losses):
Foreign currency translation adjustments – net of reclassification to earnings	(26)	(35)
Postretirement benefit plan gain (losses) and other – net of tax benefit of $1 in both periods	(3)	(3)
Total other comprehensive earnings (losses)	(29)	(38)
Comprehensive earnings – net of tax	356	217
Less comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	19	17
Foreign currency translation adjustments	(16)	(18)
Total comprehensive earnings (losses) attributable to noncontrolling interest	3	(1)
Comprehensive earnings attributable to W.W. Grainger, Inc.	$353	$218

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except for share and per share amounts)

	As of
Assets	(Unaudited) March 31, 2022	December 31, 2021
Current assets
Cash and cash equivalents	$364	$241
Accounts receivable (less allowances for credit losses of $32 and $30, respectively)	2,001	1,754
Inventories – net	1,929	1,870
Prepaid expenses and other current assets	145	146
Total current assets	4,439	4,011
Property, buildings and equipment – net	1,434	1,424
Goodwill	384	384
Intangibles – net	229	238
Operating lease right-of-use	361	393
Other assets	146	142
Total assets	$6,993	$6,592

Liabilities and shareholders' equity
Current liabilities
Trade accounts payable	$1,038	$816
Accrued compensation and benefits	222	319
Operating lease liability	67	66
Accrued expenses	324	290
Income taxes payable	91	37
Total current liabilities	1,742	1,528
Long-term debt	2,338	2,362
Long-term operating lease liability	303	334
Deferred income taxes and tax uncertainties	126	121
Other non-current liabilities	114	87
Shareholders' equity
Cumulative preferred stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; 109,659,219 shares issued	55	55
Additional contributed capital	1,280	1,270
Retained earnings	9,782	9,500
Accumulated other comprehensive losses	(109)	(96)
Treasury stock, at cost – 58,557,553 and 58,439,014 shares, respectively	(8,927)	(8,855)
Total W.W. Grainger, Inc. shareholders’ equity	2,081	1,874
Noncontrolling interest	289	286
Total shareholders' equity	2,370	2,160
Total liabilities and shareholders' equity	$6,993	$6,592

 The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net earnings	$385	$255
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses	4	4
Deferred income taxes and tax uncertainties	7	(11)
Depreciation and amortization	52	43
Net gains from sale or redemption of assets	—	(5)
Stock-based compensation	9	8
Change in operating assets and liabilities:
Accounts receivable	(263)	(121)
Inventories	(65)	52
Prepaid expenses and other assets	(39)	(5)
Trade accounts payable	228	85
Accrued liabilities	(53)	(61)
Income taxes – net	86	55
Other non-current liabilities	(8)	(5)
Net cash provided by operating activities	343	294
Cash flows from investing activities:
Additions to property, buildings, equipment and intangibles	(57)	(73)
Proceeds from sale or redemption of assets	—	15
Net cash used in investing activities	(57)	(58)
Cash flows from financing activities:
Proceeds from stock options exercised	6	8
Payments for employee taxes withheld from stock awards	(2)	(2)
Purchases of treasury stock	(79)	(175)
Cash dividends paid	(84)	(81)
Net cash used in financing activities	(159)	(250)
Exchange rate effect on cash and cash equivalents	(4)	(9)
Net change in cash and cash equivalents	123	(23)
Cash and cash equivalents at beginning of year	241	585
Cash and cash equivalents at end of period	$364	$562

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

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)
(Unaudited)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2022	$55	$1,270	$9,500	$(96)	$(8,855)	$286	$2,160
Stock-based compensation	—	10	—	—	3	—	13
Purchases of treasury stock	—	—	—	—	(75)	—	(75)
Net earnings	—	—	366	—	—	19	385
Other comprehensive earnings (losses)	—	—	—	(13)	—	(16)	(29)
Cash dividends paid ($1.62 per share)	—	—	(84)	—	—	—	(84)
Balance at March 31, 2022	$55	$1,280	$9,782	$(109)	$(8,927)	$289	$2,370

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

Basis of Presentation
The Company's Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and the rules and regulations of the U.S. Securities and Exchange Commission (SEC) and therefore do not include all information and disclosures normally included in the annual Consolidated Financial Statements. The preparation of these Condensed Consolidated Financial Statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from these estimated amounts. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

The Condensed Consolidated Balance Sheet at December 31, 2021, has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2022 (2021 Form 10-K).

There were no material changes to the Company’s significant accounting policies from those disclosed in Note 1 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data in the Company's 2021 Form 10-K.

New Accounting Standards
Accounting Pronouncements Recently Adopted
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update provides increased transparency of government assistance, including the disclosure of the types of assistance an entity receives, an entity's method of accounting for government assistance and the effect of the assistance on an entity's financial statements. The guidance is effective for annual periods beginning after December 15, 2021 and should be applied prospectively or retrospectively. Early adoption is permitted. The Company adopted this ASU on January 1, 2022 on a prospective basis and it did not have a material impact on the Consolidated Financial Statements and related disclosures.

Accounting Pronouncements Recently Issued
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting as modified by subsequently issued ASU 2021-01. This update provides optional expedients and exceptions for applying GAAP to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. The guidance is effective upon issuance and generally can be applied prospectively to contract modifications made and hedging relationships entered or evaluated on or before December 31, 2022. The Company evaluated the impact of this ASU and it does not expect a material impact on the Consolidated Financial Statements.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 2 - REVENUE
Company revenue is primarily comprised of MRO product sales and related activities, such as freight and services. Total service revenue accounted for approximately 1% of the Company's revenue for the three months ended March 31, 2022 and 2021, respectively.

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

The following table presents the Company's percentage of revenue by reportable segment and by major customer industry:

	Three Months Ended March 31,
	2022			2021
	High-Touch Solutions N.A.	Endless Assortment	Total Company (2)	High-Touch Solutions N.A.	Endless Assortment	Total Company (2)
Contractors	9%	15%	10%	9%	15%	10%
Commercial	9%	15%	10%	9%	15%	10%
Government	17%	3%	14%	19%	3%	16%
Healthcare	7%	2%	6%	7%	2%	6%
Manufacturing	31%	29%	31%	30%	29%	30%
Retail/Wholesale	9%	15%	10%	9%	10%	9%
Transportation	6%	3%	6%	5%	3%	5%
Other (1)	12%	18%	13%	12%	23%	14%
Total net sales	100%	100%	100%	100%	100%	100%
Percent of Total Company Revenue	79%	19%	100%	78%	20%	100%

(1) Other primarily includes revenue from industries and customers that are not material individually, including agriculture, mining, natural resources and resellers not aligned to a major industry segment.

(2) Total Company includes other businesses, which includes the Cromwell business. Other businesses account for approximately 2% of revenue for the three months ended March 31, 2022 and March 31, 2021.

Total accrued sales incentives were approximately $72 million and $73 million as of March 31, 2022 and December 31, 2021, respectively, and are reported as part of Accrued expenses.

The Company had no material unsatisfied performance obligations, contract assets or liabilities as of March 31, 2022 and December 31, 2021.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 3 - PROPERTY, BUILDINGS AND EQUIPMENT
Property, buildings and equipment consisted of the following (in millions of dollars):

	As of
	March 31, 2022	December 31, 2021
Land	$329	$329
Building, structures and improvements	1,456	1,431
Furniture, fixtures, machinery and equipment	1,580	1,567
Property, buildings and equipment	$3,365	$3,327
Less accumulated depreciation and amortization	1,931	1,903
Property, buildings and equipment – net	$1,434	$1,424

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS
The Company did not identify any significant events or changes in circumstances that indicated the existence of impairment indicators during the three months ended March 31, 2022. As such, quantitative assessments were not required.

The balances and changes in the carrying amount of Goodwill (net of cumulative goodwill impairments) by segment are as follows (in millions of dollars):

	High-Touch Solutions N.A.	Endless Assortment	Other	Total
Balance at January 1, 2021	$321	$70	$—	$391
Translation	—	(7)	—	(7)
Balance at December 31, 2021	321	63	—	384
Translation	2	(2)	—	—
Balance at March 31, 2022	$323	$61	$—	$384

The cumulative goodwill impairments as of March 31, 2022, were $137 million and consisted of $32 million within High-Touch Solutions N.A. and $105 million in Other.
There were no impairments to goodwill for the three months ended March 31, 2022 and 2021, respectively.
The balances in Intangible assets – net are as follows (in millions of dollars):

		As of
		March 31, 2022			December 31, 2021
	Weighted average life	Gross carrying amount	Accumulated amortization/impairment	Net carrying amount	Gross carrying amount	Accumulated amortization/impairment	Net carrying amount
Customer lists and relationships	11.7 years	$219	$177	$42	$221	$176	$45
Trademarks, trade names and other	14.2 years	36	25	11	36	24	12
Non-amortized trade names and other	Indefinite	24	—	24	25	—	25
Capitalized software	4.2 years	533	381	152	525	369	156
Total intangible assets	7.1 years	$812	$583	$229	$807	$569	$238

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 5 - DEBT
Long-term debt, including debt issuance costs and discounts – net, consisted of the following (in millions of dollars):

	As of
	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.60% senior notes due 2045	$1,000	$1,108	$1,000	$1,284
1.85% senior notes due 2025	500	486	500	509
4.20% senior notes due 2047	400	426	400	492
3.75% senior notes due 2046	400	399	400	459
Japanese yen term loan	74	74	78	78
Other	(14)	(14)	7	7
Subtotal	2,360	2,479	2,385	2,829
Debt issuance costs and discounts – net of amortization	(22)	(22)	(23)	(23)
Long-term debt	$2,338	$2,457	$2,362	$2,806

Senior Notes
In the years 2015-2020, Grainger issued $2.3 billion in unsecured long-term debt (Senior Notes) primarily to provide flexibility in funding general working capital needs and long-term cash requirements. The Senior Notes require no principal payments until maturity and interest is paid semi-annually.

The Company incurred debt issuance costs related to its Senior Notes of approximately $29 million, representing underwriting fees and other expenses, that were recorded as a contra-liability within Long-term debt and are being amortized over the term of the Senior Notes using the straight-line method to Interest expense – net.

The Company uses interest rate swaps to manage the risks associated with its 1.85% Senior Notes. These swaps were designated for hedge accounting treatment as fair value hedges. The resulting carrying value adjustments as of March 31, 2022 and December 31, 2021, are presented within Other in the table above. For further discussion on the Company's hedge accounting policies and derivative instruments, see Note 6.

Term Loan
In August 2020, MonotaRO entered into a ¥9 billion term loan agreement to fund technology investments and the expansion of its distribution center (DC) network. The term loan matures in 2024, payable over four equal semi-annual principal installments in 2023 and 2024 and bears an average interest of 0.05%.

Fair Value
The estimated fair value of the Company’s Senior Notes was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy.

For further information on the Company’s debt instruments, see Note 6 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data in the Company’s 2021 Form 10-K.

NOTE 6 - DERIVATIVE INSTRUMENTS
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

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Fair Value Hedges
The Company uses fair value hedges primarily to hedge a portion of its fixed-rate long-term debt via interest rate swaps. Changes in the fair value of the interest rate swaps, along with the gain or loss on the hedged item, is recorded in earnings under the same line item, Interest expense – net. The notional amount of the Company’s outstanding fair value hedges as of March 31, 2022 and December 31, 2021 was $500 million.

Cash Flow Hedges
The Company uses cash flow hedges primarily to hedge the exposure to variability in forecasted cash flows from foreign currency-denominated intercompany borrowings via cross-currency swaps. Gains or losses on the cross-currency swaps are reported as a component of Accumulated other comprehensive earnings (losses) (AOCE) and reclassified into earnings in the same period during which the hedged transaction affects earnings. The notional amount of the Company’s outstanding cash flow hedges as of March 31, 2022 and December 31, 2021 was approximately $34 million. The effect of the Company’s cash flow hedges on the Condensed Consolidated Statement of Earnings (Other – net) and AOCE for the three months ended March 31, 2022 and 2021 was not material.

The effect of the Company's fair value hedges in Interest expense – net on the Condensed Consolidated Statement of Earnings for the three months ended March 31, 2022 and 2021 is as follows (in millions of dollars):

	Three Months Ended March 31,
	2022	2021
	Gains (losses)
Interest rate swaps:
Hedged item	$19	$10
Derivatives designated as hedging instrument	$(19)	$(10)
The fair value and carrying amounts of outstanding derivative instruments in the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 were as follows (in millions of dollars):

		As of
		March 31, 2022	December 31, 2021
	Balance Sheet Classification	Fair Value and Carrying Amounts
Cross-currency swap	Accrued expenses	$3	$—
	Other non-current liabilities	$—	$2
Interest rate swaps	Other assets	$—	$1
	Other non-current liabilities	$18	$—

The carrying amount of the liability hedged by the interest rate swaps (Long-term debt), including the cumulative amount of fair value hedging adjustments, as of March 31, 2022 and December 31, 2021 amounted to $482 million and $501 million, respectively.

The estimated fair values of the Company's derivative instruments were based on quoted market forward rates, which are classified as Level 2 inputs within the fair value hierarchy and reflect the present value of the amount that the Company would pay for contracts involving the same notional amounts and maturity dates. No adjustments were required during the current period to reflect the counterparty’s credit risk or the Company’s own nonperformance risk.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 7 - DIVIDEND
On April 27, 2022, the Company’s Board of Directors declared a quarterly dividend of $1.72 per share, payable June 1, 2022, to shareholders of record on May 9, 2022.

NOTE 8 - SEGMENT INFORMATION
Grainger's two reportable segments are High-Touch Solutions N.A. and Endless Assortment. The remaining international high-touch solutions businesses, which include the Cromwell business, are classified as Other to reconcile to consolidated results. These businesses individually and in the aggregate do not meet the criteria of a reportable segment.

Corporate costs are allocated to each reportable segment based on benefits received. Additionally, intersegment sales transactions, which are sales between Grainger businesses in separate reportable segments, are eliminated within the segment to present only the impact of sales to external customers. Service fees for intersegment sales from the High-Touch Solutions N.A. segment to the Endless Assortment segment are included in each segment's Selling, general and administrative expenses (SG&A) and are eliminated in consolidation.

Following is a summary of segment results (in millions of dollars):

	Three Months Ended March 31,
	2022		2021
	Net sales	Operating earnings (losses)	Net sales	Operating earnings (losses)
High-Touch Solutions N.A.	$2,878	$481	$2,397	$306
Endless Assortment	697	55	622	55
Other	72	(2)	65	(3)
Total Company	$3,647	$534	$3,084	$358

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

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 9 - CONTINGENCIES AND LEGAL MATTERS
From time to time the Company is involved in various legal and administrative proceedings, including claims related to: product liability, safety or compliance; privacy and cybersecurity matters; negligence; contract disputes; environmental issues; unclaimed property; wage and hour laws; intellectual property; advertising and marketing; consumer protection; pricing (including disaster or emergency declaration pricing statutes); employment practices; regulatory compliance, including as to trade and export matters; anti-bribery and corruption; and other matters and actions brought by employees, consumers, competitors, suppliers, customers, governmental entities and other third parties.

As previously disclosed, beginning in the fourth quarter of 2019, Grainger, KMCO, LLC (KMCO) and other defendants have been named in several product liability-related lawsuits in the Harris County, Texas District Court relating to an explosion at a KMCO chemical refinery located in Crosby, Harris County, Texas on April 2, 2019. The complaints in which Grainger has been named, which to date encompass approximately 186 plaintiffs, seek recovery of compensatory and other damages and relief in relation to personal injury, including one death and various other alleged injuries. On May 8, 2020, KMCO filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Texas for relief under Chapter 7 of Title 11 of the United States Bankruptcy Court in the case KMCO, LLC, No. 20-60028. As a result of the Chapter 7 proceedings, the claims against KMCO in the Harris County lawsuits were stayed. Effective January 1, 2021, the Bankruptcy Court lifted the stay with respect to KMCO. In the product liability related cases, the Harris County District Court has decided to conduct bellwether trials involving a subset of plaintiffs the Court believes are representative of the parties' claims and defenses, with the first trial expected to be set for late 2022 or early 2023. Any additional trials may follow after the resolution of these initial cases.

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

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the results of operations and financial condition of W.W. Grainger, Inc. (Grainger or Company) as it is viewed by the Company. The following discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended December 31, 2021 included in the Company's 2021 Form 10-K and the Condensed Consolidated Financial Statements and accompanying notes included in Part I, Item 1: Financial Statements of this Form 10-Q.

Percentage figures included in this section have not been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in the Company's Condensed Consolidated Financial Statements or in the associated text.

General
W.W. Grainger, Inc. is a broad line, business-to-business distributor of maintenance, repair and operating (MRO) products and services with operations primarily in North America, Japan and the U.K. Grainger uses a combination of its high-touch solutions and endless assortment businesses to serve its customers worldwide, which rely on Grainger for products and services that enable them to run safe, sustainable and productive operations.

Strategic Priorities and Recent Events
The Company continues to adhere to its purpose to keep the world working while using its core principles as the framework for expanding Grainger’s leadership position and ensuring Grainger is the go-to-partner for building and running safe, sustainable and productive operations. However, the Company’s business plans to achieve its strategic priorities continue to be affected by current global macroeconomic conditions as more fully described below.

For a discussion of the Company’s strategic priorities for 2022, see Part 1, Item 1: Business and Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations (Overview) in the Company’s 2021 Form 10-K.

Russia’s Invasion of Ukraine
In February 2022, Russia invaded Ukraine. While Grainger has limited direct exposure in Russia and Ukraine, the Company continues to monitor any broader impact in the global economy, including with respect to inflation, supply chains and fuel prices. The full impact of the conflict on the Company’s business and financial results remains uncertain and will depend on the severity and duration of the conflict and its impact on regional and global economic conditions.

Inflationary Cost Environment
During fiscal 2021 and continuing into the current fiscal year, global commodity and labor markets experienced significant inflationary pressures attributable to economic recovery and supply chain issues associated with the ongoing COVID-19 pandemic. These inflationary trends increased the cost of many of the products Grainger purchases. The Company was able to implement strategies designed to mitigate some of the adverse effects of higher costs during the first quarter of fiscal 2022 while also remaining price competitive.

Ongoing COVID-19 Pandemic
The COVID-19 pandemic began in 2020 and continued throughout the first quarter of fiscal 2022, causing significant disruptions in the U.S. and global markets. The full extent of the impacts on the Company’s business and financial results will depend on several uncertain and unpredictable developments including any continued spread of the virus and its variants, the availability and effectiveness of treatments and vaccines, imposition of protective public safety measures and the overall impact of government measures to combat the spread of the virus.

While the ongoing impact from the COVID-19 pandemic is beginning to moderate and business conditions ease, disruptions to supply chains, transportation efficiency, raw materials and labor availability continue to persist.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
For further discussion of the risks and uncertainties posed by the COVID-19 pandemic, see Part II, Item 1A: Risk Factors of this Form 10-Q and Part I, Item 1A: Risk Factors in the Company’s 2021 Form 10-K.

Matters Affecting Comparability
There were 64 sales days in the three months ended March 31, 2022 and 63 sales days in the three months ended March 31, 2021.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Results of Operations – Three Months Ended March 31, 2022
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars):

	Three Months Ended March 31,
			Percent Increase from Prior Year	As a Percent of Net Sales
	2022	2021	2022	2022	2021
Net sales (1)	$3,647	$3,084	18.2%	100.0%	100.0%
Cost of goods sold	2,264	1,991	13.7	62.1	64.5
Gross profit	1,383	1,093	26.5	37.9	35.5
SG&A	849	735	15.4	23.3	23.9
Operating earnings	534	358	49.2	14.6	11.6
Other expense – net	17	15	16.2	0.5	0.5
Income tax provision	132	88	49.1	3.5	2.9
Net earnings	385	255	51.2	10.6	8.3
Noncontrolling interest	19	17	12.5	0.6	0.5
Net earnings attributable to W.W. Grainger, Inc.	$366	$238	53.9	10.0	7.7
Diluted earnings per share:	$7.07	$4.48	57.8%

(1) For further information regarding the Company's disaggregated revenue, see Note 2 of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1: Financial Statements of this Form 10-Q.

Net sales of $3,647 million for the three months ended March 31, 2022 increased $563 million, or 18.2%, compared to the same period in 2021. On a daily basis, net sales increased 16.4%, primarily driven by increased volume (which includes product mix) of 11.5%, combined with price (which includes customer mix) of 6.4%, partially offset by unfavorable changes in foreign exchange of 1.5%.

Gross profit of $1,383 million for the three months ended March 31, 2022 increased $290 million, or 27%, compared to the same period in 2021. Gross profit margin of 37.9% increased 2.5 percentage points. The increase was due to favorable product and customer mix in the first quarter of 2022, combined with lapping pandemic-related inventory adjustments in the first quarter of 2021.

SG&A of $849 million for the three months ended March 31, 2022 increased $114 million, or 15%, compared to the same period in 2021. This increase was primarily due to higher marketing and payroll and benefits expenses.

Operating earnings of $534 million for the three months ended March 31, 2022 increased $176 million, or 49%, compared to the same period in 2021. The increase was driven by higher sales and gross profit dollars, partially offset by higher SG&A.

Income taxes of $132 million for the three months ended March 31, 2022 increased $44 million or 49%, compared to the same period in 2021. The increase was primarily driven by higher taxable operating earnings in the first quarter of 2022. Grainger's effective tax rates were 25.5% and 25.8% for the three months ended March 31, 2022 and 2021, respectively.

Net earnings of $366 million attributable to W.W. Grainger, Inc. for the three months ended March 31, 2022 increased $128 million, or 54%, compared to the same period in 2021.

Diluted earnings per share was $7.07 for the three months ended March 31, 2022, an increase of 58% compared to $4.48 for the same period in 2021. The increase was due to higher net earnings in the first quarter of 2022.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Segment Analysis
The following comments at the reportable segment and other business unit levels include external net sales and operating earnings. For further segment information, see Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1: Financial Statements of this Form 10-Q.

High-Touch Solutions N.A.
The following table shows reported segment results (dollars in millions):

	Three Months Ended March 31,
	2022	2021	Percent Increase
Net sales	$2,878	$2,397	20.1%
Gross profit	$1,164	$895	30.0%
SG&A	$683	$589	16.2%
Operating earnings	$481	$306	57.3%

Net sales of $2,878 million for the three months ended March 31, 2022 increased $481 million, or 20.1%, compared to the same period in 2021. On a daily basis, net sales increased 18.2% driven by increased volume of 10.0% combined with price of 8.2% due to strong sales growth and favorable price realization.

Gross profit of $1,164 million for the three months ended March 31, 2022 increased $269 million, or 30%, compared to the same period in 2021. Gross profit margin of 40.4% increased 3.1 percentage points. The increase was due to favorable product and customer mix, in the first quarter of 2022, combined with lapping pandemic-related inventory adjustments in the first quarter of 2021. Price realization was largely offset by cost inflation and increased transportation costs.

SG&A of $683 million for the three months ended March 31, 2022 increased $94 million, or 16% compared to the same period in 2021. The increase was primarily due to higher marketing and payroll and benefits expenses. SG&A leverage improved by 0.9 percentage point due to sales growth outpacing SG&A.

Operating earnings of $481 million for the three months ended March 31, 2022 increased $175 million, or 57%, compared to the same period in 2021. The increase was driven by higher sales and gross profit dollars, partially offset by higher SG&A.
Endless Assortment
The following table shows reported segment results (dollars in millions):

	Three Months Ended March 31,
	2022	2021	Percent Increase/ (Decrease)
Net sales	$697	$622	12.1%
Gross profit	$197	$175	12.5%
SG&A	$142	$120	18.3%
Operating earnings	$55	$55	(0.1)%

Net sales of $697 million for the three months ended March 31, 2022, increased $75 million, or 12.1%, compared to the same period in 2021. On a daily basis, net sales increased 10.4%. The increase was due to volume and price of 17.4%, primarily driven by strong customer acquisition across the segment and continued growth with enterprise customers at MonotaRO, partially offset by foreign exchange of 7.0% due to unfavorable changes in the exchange rate between the U.S. dollar and the Japanese yen.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Gross profit of $197 million for the three months ended March 31, 2022 increased $22 million, or 13% compared to the same period in 2021. Gross profit margin of 28.2% increased 0.1 percentage point compared to the same period in 2021. The increase was primarily driven by freight efficiency, partially offset by unfavorable product mix.

SG&A of $142 million for the three months ended March 31, 2022 increased $22 million, or 18%, in the same period in 2021. The increase was primarily driven by higher occupancy expenses at MonotaRO due to the DC placed into service and higher marketing and payroll and benefits expenses in the first quarter of 2022. SG&A leverage decreased by 1.1 percentage points.

Operating earnings were $55 million for both the three months ended March 31, 2022 and 2021, respectively.

Other
Net sales of $72 million for the three months ended March 31, 2022 increased $7 million, or 9.5%, compared to the same period in 2021. On a daily basis, net sales increased 7.8%, due to volume increases of 10.9%, partially offset by foreign exchange of 3.1% due to unfavorable changes in the exchange rate between the U.S. dollar and the British pound sterling.

Gross profit of $22 million for the three months ended March 31, 2022 decreased $1 million, or 5%, compared to the same period in 2021. Gross profit margin of 31.1% decreased 4.6 percentage points. The decrease in gross profit margin was primarily driven by unfavorable customer mix.

SG&A of $24 million for the three months ended March 31, 2022 decreased $2 million, or 8%, compared to the same period in 2021.

Operating losses of $2 million for the three months ended March 31, 2022 improved $1 million, or 30%, compared to the same period in 2021. This improvement was driven by higher sales and lower SG&A.

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

Cash, Cash Equivalents and Liquidity
As of March 31, 2022 and December 31, 2021, Grainger had cash and cash equivalents of $364 million and $241 million, respectively. The increase in cash was primarily due to higher accounts payable disbursements and federal income tax payments in the fourth quarter of 2021. As of March 31, 2022, the Company had approximately $1.6 billion in available liquidity.

Cash Flows
Net cash provided by operating activities was $343 million and $294 million for the three months ended March 31, 2022 and 2021, respectively. The increase in cash provided by operating activities was due to higher net earnings, partially offset by unfavorable working capital driven by strong sales and inventory purchases, partially offset by timing of accounts payable disbursements.

Net cash used in investing activities was $57 million and $58 million for the three months ended March 31, 2022 and 2021, respectively.

Net cash used in financing activities was $159 million and $250 million for the three months ended March 31, 2022 and 2021. The change in net cash used in financing activities was due to lower volume of treasury stock repurchases in the first quarter of 2022.

Working Capital
Internally generated funds are the primary source of working capital and funds used for growth initiatives and capital expenditures. Working capital as of March 31, 2022, was $2,550 million, an increase of $95 million when compared to $2,455 million as of December 31, 2021. The increase was primarily driven by increased accounts receivable and inventory due to strong sales growth, partially offset by increased accounts payable due to timing of disbursements and higher inventory purchases. At these dates, the ratio of current assets to current liabilities was 2.5 and 2.7, respectively.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit.

Total debt, which is defined as total interest-bearing debt and lease liabilities as a percent of total capitalization, was 53.6% and 55.4% as of March 31, 2022 and December 31, 2021, respectively.

Grainger receives ratings from two independent credit rating agencies: Moody's Investor Service (Moody's) and Standard & Poor's (S&P). Both credit rating agencies currently rate the Company's corporate credit at investment grade.

The following table summarizes the Company's credit ratings at March 31, 2022:

	Corporate	Senior Unsecured	Short-term
Moody's	A3	A3	P2
S&P	A+	A+	A1

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Commitments and Other Contractual Obligations
There were no material changes to the Company’s commitments and other contractual obligations from those disclosed in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2021 Form 10-K.

Critical Accounting Estimates
The preparation of Grainger’s Condensed Consolidated Financial Statements and accompanying notes are in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make assumptions and estimates that affect the reported amounts. The Company considers an accounting policy to be a critical estimate if: (i) it involves assumptions that are uncertain when judgment was applied, and (ii) changes in the estimate assumptions, or selection of a different estimate methodology, could have a significant impact on Grainger’s consolidated financial position and results. While the Company believes the assumptions and estimates used are reasonable, the Company’s management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances.

Note 1 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1: Financial Statements of this Form 10-Q and in Note 1 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements of the Company's 2021 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s Condensed Consolidated Financial Statements.

There were no material changes to the Company's critical accounting estimates from those disclosed in Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2021 Form 10-K.

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

Important factors that could cause actual results to differ materially from those presented or implied in the forward-looking statements include, without limitation: the unknown duration and health, economic, operational and financial impacts of the global outbreak of the coronavirus disease 2019 and its variants (COVID-19), as well as the impact of actions taken or contemplated by government authorities to mitigate the spread of COVID-19 (such as vaccine mandates for certain federal contractors, mask mandates, social distancing or other requirements) and to promote economic stability and recovery, on the Company’s businesses, its employees, customers and suppliers, including disruption to Grainger’s operations resulting from employee illnesses, the development, availability and usage of effective treatment or vaccines, changes in customers’ product needs, the acquisition of excess inventory leading to additional inventory carrying costs and inventory obsolescence, raw material, inventory and labor shortages, continued strain on global supply chains, and diminished transportation availability and efficiency, disruption caused by business responses to the COVID-19 pandemic, including remote working arrangements, which may create increased vulnerability to cybersecurity incidents, including breaches of information systems security, adaptions to the Company’s controls and procedures required by remote working arrangements, which could impact the design or operating effectiveness of such controls or procedures, and global or regional economic downturns or recessions, which could result in a decline in demand for the Company’s products; inflation, higher product costs or other expenses, including operational expenses; the impact of Russia's invasion of Ukraine on the global economy; a major loss of customers; loss or disruption of sources of supply; changes in customer or product mix; increased competitive pricing pressures; failure to enter into or sustain contractual arrangements on a satisfactory basis with group purchasing organizations; failure to develop, manage or implement new technology initiatives or business strategies; failure to adequately protect intellectual property or successfully defend against infringement claims; fluctuations or declines in the Company’s gross profit margin; the Company’s responses to market pressures; the outcome of pending and future litigation or governmental or regulatory proceedings, including with respect to wage and hour, anti-bribery and corruption, environmental, advertising and marketing, consumer protection, pricing (including disaster or emergency declaration pricing statutes), product liability, compliance or safety, trade and export compliance, general commercial disputes, or privacy and cybersecurity matters; investigations, inquiries, audits and changes in laws and regulations; failure to comply with laws, regulations and standards, including new or stricter environmental laws or regulations; government contract matters; disruption or breaches of information technology or data security systems involving the Company or third parties on which the Company depends; general industry, economic, market or political conditions; general global economic conditions including tariffs and trade issues and policies; currency exchange rate fluctuations; market volatility, including price and trading volume volatility or price declines of the Company’s common stock; commodity price volatility; facilities disruptions or shutdowns; higher fuel costs or disruptions in transportation services; geopolitical events, including war or acts of terrorism; other pandemic diseases or viral contagions; natural or human induced disasters, extreme weather and other catastrophes or conditions; effects of climate change; competition for, or failure to attract, retain, train, motivate and develop key employees; loss of key members of management or key employees; changes in effective tax rates; changes in credit ratings or outlook; the Company’s incurrence of indebtedness and other factors identified under Part I, Item 1A: Risk Factors in the Company's 2021 Form 10-K, as updated from time to time in the Company’s Quarterly Reports on Form 10-Q.

Caution should be taken not to place undue reliance on Grainger’s forward-looking statements and Grainger undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

W.W. Grainger, Inc. and Subsidiaries

Item 3: Quantitative and Qualitative Disclosures About Market Risk
Grainger’s primary market risk exposures include changes in foreign currency exchange and interest rates.

There were no material changes to the Company’s market risk from those described in Part II, Item 7A: Quantitative and Qualitative Disclosures About Market Risk in the Company's 2021 Form 10-K.

Item 4: Controls and Procedures
Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Grainger's disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Grainger’s disclosure controls and procedures were effective as of the end of the period covered by this report in (i) ensuring that information required to be disclosed by Grainger in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting
There were no changes in Grainger's internal control over financial reporting for the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings
For a description of the Company’s legal proceedings, see Note 9 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1: Financial Information of this Form 10-Q.

Item 1A: Risk Factors
The Company’s business, results of operations, and financial condition are subject to various risks and uncertainties, including those described in Part I, Item 1A: Risk Factors in the Company’s 2021 Form 10-K. The following risk factors are being provided to supplement and update the risk factors set forth in the 2021 Form 10-K.

Industry and Market Risks
Inflation could cause Grainger's operating and administrative expenses to grow more rapidly than net sales, which could result in lower gross margins and lower net earnings.
Market variables, such as inflation of product costs, labor rates and fuel, freight and energy costs, as well as geopolitical events could potentially cause the Company to be unable to manage its operating and administrative expenses in a way that would enable it to leverage its revenue growth into higher net earnings. For example, Russia’s invasion of Ukraine and other geopolitical conflicts, as well as the related international response, has and may continue to exacerbate inflationary pressures, including causing increases in fuel and other energy costs. In addition, Grainger's inability to pass on such increases in costs to customers in a timely manner, or at all, could cause Grainger's operating and administrative expenses to grow, which could result in lower gross profit margins and lower net earnings.

Disruptions in Grainger’s supply chain could result in an adverse impact on results of operations.
The occurrence of one or more natural or human induced disasters, including earthquakes, storms, hurricanes, floods, fires, droughts, tornados and other extreme weather; pandemic diseases or viral contagions such as the COVID-19 pandemic; geopolitical events, such as war, civil unrest or terrorist attacks in a country in which Grainger operates or in which its suppliers are located; and the imposition of measures that create barriers to or increase the costs associated with international trade could result in disruption of Grainger’s logistics or supply chain network. For example, the outbreak of the COVID-19 pandemic has disrupted and may continue to disrupt the operations of the Company and its suppliers and customers, including as a result of disruption of supply chains or closures of suppliers' facilities in China. Customer demand for certain products has also fluctuated as the pandemic has progressed, which has challenged Grainger's ability to anticipate and/or procure product to maintain inventory levels to meet that demand. These factors have resulted in higher out-of-stock inventory positions in certain products as well as delays in delivering those products to the Company's distribution centers, branches or customers, and similar results may occur in the future. Even when Grainger is able to find alternate sources for certain products, they may cost more or require the Company to incur higher transportation costs, which could adversely impact the Company's profitability and financial condition. Any of these circumstances could impair Grainger's ability to meet customer demand for products and result in lost sales, increased supply chain costs, penalties or damage to Grainger's reputation. Grainger’s ability to provide same-day shipping and next-day delivery is an integral component of Grainger’s business strategy and any such disruption could adversely impact results of operations and financial performance.

Furthermore, in connection with Russia’s invasion of Ukraine, the U.S. and other countries have responded by imposing major, and potentially prolonged, economic sanctions and other responses. Although Grainger's business has limited direct exposure in Russia and Ukraine, further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, which could adversely affect its business and/or its supply chain, customers or suppliers in the broader region. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on the global economy.

Operational Risks
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

Cyber threats are rapidly evolving and those threats and the means for obtaining access to information in digital and other storage media are becoming increasingly sophisticated. Each year, cyber-attackers make numerous attempts to access the information stored in the Company’s information systems. In addition, the risk of retaliatory cyber-attacks has increased in connection with Russia’s invasion of Ukraine and the resulting geopolitical conflict. If successful, these attacks may expose Grainger to risk of loss or misuse of proprietary or confidential information or disruptions of business operations. Some actions that Grainger has taken in response to the COVID-19 pandemic, including enabling remote working arrangements, may increase Grainger’s vulnerability to cybersecurity incidents, including breaches of information systems security, which could damage Grainger’s reputation and commercial relationships, disrupt operations, increase costs and/or decrease revenues, and expose Grainger to claims from customers, suppliers, financial institutions, regulators, payment card association, employees and others.

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

Grainger has been subject to unauthorized accesses of certain supplier and customer information, including in the last three years, which it deemed immaterial to its business and operations individually and in the aggregate, and may be subject to other unauthorized accesses of its systems in the future. There can be no assurance that any future unauthorized access to or breach of Grainger’s information systems will not be material to Grainger’s business, operations or financial condition.

Grainger maintains information security staff, policies and procedures for managing risk to its information security systems, conducts annual employee awareness training of cybersecurity threats and routinely utilizes consultants to assist in evaluating the effectiveness of the security of its IT systems. Moreover, senior leadership, including Grainger's Chief Technology Officer and Chief Information Security Officer, present a cybersecurity briefing at every Audit Committee meeting, provide "cyber dashboard" reports for the Board material at each meeting, and at least annually brief the full Board of Directors. While Grainger has instituted these and other safeguards for the protection of information and governance and oversight of its information security posture, because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, Grainger may be unable to anticipate these techniques or implement adequate preventative measures. Any breach of Grainger’s security measures or any breach, error or malfeasance of those of its third-party service providers could cause Grainger to incur significant costs to protect any customers, suppliers, employees, and other parties whose personal data is compromised and to make changes to its information systems and administrative processes to address security issues. Grainger works with third party information security consultants to assess and enhance its policies and incident responses and to respond to breaches. In addition, although Grainger maintains insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber and information security risks, such insurance coverage may be insufficient to cover all losses.

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

Loss of customer, supplier, employee or intellectual property or other business information or failure to comply with data privacy and security laws could disrupt operations, damage Grainger’s reputation and expose Grainger to claims from customers, suppliers, financial institutions, regulators, payment card associations, employees and others, any of which could have a material adverse effect on Grainger, and financial condition and results of operations. Grainger has experienced certain of these cybersecurity incidents in each instance, Grainger provided notifications and adopted remedial measures. None of these incidents have been deemed to be material to Grainger and Grainger has neither incurred any material net expenses nor been penalized or paid any settlement amounts with respect to any cybersecurity breach in the last three years. However there can be no assurance that a future breach or incident would not be material to Grainger’s operations and financial condition.

Legal and Regulatory Risks
Grainger is subject to various domestic foreign laws, regulations and standards. Failure to comply or unforeseen developments in related contingencies such as litigation could adversely affect Grainger's financial condition, profitability and cash flows.
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

The wide array of laws, regulations and standards in each domestic and foreign jurisdiction where Grainger operates, include, but are not limited to, advertising and marketing regulations, anti-bribery and corruption laws, anti-competition regulations, data protection (including, because Grainger accepts credit cards, the Payment Card Industry Data Security Standard), data privacy (including in the U.S., the California Consumer Privacy Act, and in the European Union, the General Data Protection Regulation 2016) and cybersecurity requirements (including protection of information and incident responses), environmental protection laws, foreign exchange controls and cash repatriation restrictions, health and safety laws, import and export compliance (including the U.S. Commerce Department’s Export Administration Regulations, trade sanctions promulgated by the Office of Foreign Asset Control and anti-money laundering regulations), intellectual property laws, labor laws (including federal and state wage and hour laws), product compliance or safety laws, supplier regulations regarding the sources of supplies or products, tax laws (including as to U.S. taxes on foreign subsidiaries), unclaimed property laws and laws, regulations and standards applicable to other commercial matters. Moreover, Grainger is also subject to audits and inquiries in the normal course of business.

Failure to comply with any of these laws, regulations and standards could result in civil, criminal, monetary and non-monetary fines, penalties, remediation costs and/or significant legal fees as well as potential damage to the Company’s reputation. Changes in these laws, regulations and standards, or in their interpretation, could increase the cost of doing business, including, among other factors, as a result of increased investments in technology and the development of new operational processes. Furthermore, while Grainger has implemented policies and procedures and provides training designed to facilitate compliance with these laws, regulations and standards, there can be no assurance that employees, contractors, suppliers, vendors, or other third parties will not violate such laws, regulations and standards or Grainger’s policies. Any such failure to comply or violation could individually or in the aggregate materially adversely affect Grainger’s financial condition, results of operations and cash flows.

In addition, Grainger’s business and results of operations in the U.K. may be negatively affected by changes in trade policies, or changes in labor, immigration, tax or other laws, resulting from the U.K.’s exit from the European Union.

W.W. Grainger, Inc. and Subsidiaries

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities – First Quarter 2022

Period	Total Number of Shares Purchased (A) (B)	Average Price Paid per Share (C)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (D)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Jan 1 – Jan 31	101,805	$499.46	101,718	3,784,471
Feb 1 – Feb 28	37,743	$490.72	37,328	3,747,143
Mar 1 – Mar 31	12,444	$491.71	11,851	3,735,292
Total	151,992		150,897

(A)There were no shares withheld to satisfy tax withholding obligations.
(B)The difference of 1,095 shares between the Total Number of Shares Purchases and the Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs represents shares purchased by the administrator and record keeper of the W.W. Grainger, Inc. Retirement Savings Plan for the benefit of the employees who participate in the plan.
(C)Average price paid per share excludes commissions of $0.01 per share paid.
(D)Purchases were made pursuant to a share repurchase program approved by Grainger's Board of Directors and announced April 28, 2021 (2021 Program). The 2021 Program authorized the repurchase of up to 5 million shares with no expiration date.

W.W. Grainger, Inc. and Subsidiaries

Item 6: Exhibits

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

W.W. GRAINGER, INC.
Date:	April 28, 2022	By:	/s/ Deidra C. Merriwether
Deidra C. Merriwether
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)
Date:	April 28, 2022	By:	/s/ Laurie R. Thomson
Laurie R. Thomson
Vice President and Controller
(Principal Accounting Officer)