Form 10-Q
period 2022-06-30
W.W. GRAINGER, INC.
filed 2022-07-29
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
Yes ☐  No ☒

There were 50,871,195 shares of the Company’s Common Stock outstanding as of July 22, 2022.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions of dollars and shares, except for per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$3,837	$3,207	$7,484	$6,291
Cost of goods sold	2,396	2,083	4,660	4,074
Gross profit	1,441	1,124	2,824	2,217
Selling, general and administrative expenses	907	790	1,756	1,525
Operating earnings	534	334	1,068	692
Other (income) expense:
Interest expense – net	22	22	45	43
Other – net	(5)	(7)	(11)	(13)
Total other expense – net	17	15	34	30
Earnings before income taxes	517	319	1,034	662
Income tax provision	128	76	260	164
Net earnings	389	243	774	498
Less net earnings attributable to noncontrolling interest	18	18	37	35
Net earnings attributable to W.W. Grainger, Inc.	$371	$225	$737	$463
Earnings per share:
Basic	$7.22	$4.30	$14.33	$8.80
Diluted	$7.19	$4.27	$14.26	$8.76
Weighted average number of shares outstanding:
Basic	51.0	52.2	51.1	52.2
Diluted	51.3	52.5	51.4	52.5

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net earnings	$389	$243	$774	498
Other comprehensive earnings (losses):
Foreign currency translation adjustments – net of reclassification to earnings	(83)	9	(109)	(26)
Postretirement benefit plan losses and other – net of tax benefit of $1, $1, $2, and $2, respectively	(4)	(2)	(7)	(5)
Total other comprehensive earnings (losses)	(87)	7	(116)	(31)
Comprehensive earnings – net of tax	302	250	658	467
Less comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	18	18	37	35
Foreign currency translation adjustments	(31)	—	(47)	(18)
Total comprehensive earnings attributable to noncontrolling interest	(13)	18	(10)	17
Comprehensive earnings attributable to W.W. Grainger, Inc.	$315	$232	$668	$450

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except for share and per share amounts)

	As of
Assets	(Unaudited) June 30, 2022	December 31, 2021
Current assets
Cash and cash equivalents	$262	$241
Accounts receivable (less allowances for credit losses of $34 and $30, respectively)	2,099	1,754
Inventories – net	1,990	1,870
Prepaid expenses and other current assets	162	146
Total current assets	4,513	4,011
Property, buildings and equipment – net	1,438	1,424
Goodwill	374	384
Intangibles – net	227	238
Operating lease right-of-use	337	393
Other assets	160	142
Total assets	$7,049	$6,592

Liabilities and shareholders' equity
Current liabilities
Current maturities of long-term debt	$17	$—
Trade accounts payable	1,054	816
Accrued compensation and benefits	282	319
Operating lease liability	68	66
Accrued expenses	299	290
Income taxes payable	30	37
Total current liabilities	1,750	1,528
Long-term debt (less current maturities)	2,309	2,362
Long-term operating lease liability	282	334
Deferred income taxes and tax uncertainties	131	121
Other non-current liabilities	112	87
Shareholders' equity
Cumulative preferred stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; 109,659,219 shares issued	55	55
Additional contributed capital	1,287	1,270
Retained earnings	10,066	9,500
Accumulated other comprehensive losses	(165)	(96)
Treasury stock, at cost – 58,709,727 and 58,439,014 shares, respectively	(9,042)	(8,855)
Total W.W. Grainger, Inc. shareholders’ equity	2,201	1,874
Noncontrolling interest	264	286
Total shareholders' equity	2,465	2,160
Total liabilities and shareholders' equity	$7,049	$6,592

 The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net earnings	$774	$498
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses	8	8
Deferred income taxes and tax uncertainties	15	(8)
Depreciation and amortization	107	92
Net gains from sale or redemption of assets	2	(4)
Stock-based compensation	27	25
Change in operating assets and liabilities:
Accounts receivable	(398)	(180)
Inventories	(149)	22
Prepaid expenses and other assets	(50)	(8)
Trade accounts payable	263	178
Accrued liabilities	(8)	(7)
Income taxes – net	10	(50)
Other non-current liabilities	(8)	(3)
Net cash provided by operating activities	593	563
Cash flows from investing activities:
Additions to property, buildings, equipment and intangibles	(163)	(147)
Proceeds from sale or redemption of assets	2	17
Other – net	(11)	—
Net cash used in investing activities	(172)	(130)
Cash flows from financing activities:
Payments of long-term debt	—	(8)
Proceeds from stock options exercised	15	30
Payments for employee taxes withheld from stock awards	(19)	(28)
Purchases of treasury stock	(199)	(283)
Cash dividends paid	(183)	(176)
Other – net	(2)	2
Net cash used in financing activities	(388)	(463)
Exchange rate effect on cash and cash equivalents	(12)	(8)
Net change in cash and cash equivalents	21	(38)
Cash and cash equivalents at beginning of year	241	585
Cash and cash equivalents at end of period	$262	$547

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

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)
(Unaudited)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2022	$55	$1,270	$9,500	$(96)	$(8,855)	$286	$2,160
Stock-based compensation	—	10	—	—	3	—	13
Purchases of treasury stock	—	—	—	—	(75)	—	(75)
Net earnings	—	—	366	—	—	19	385
Other comprehensive earnings (losses)	—	—	—	(13)	—	(16)	(29)
Cash dividends paid ($1.62 per share)	—	—	(84)	—	—	—	(84)
Balance at March 31, 2022	$55	$1,280	$9,782	$(109)	$(8,927)	$289	$2,370
Stock-based compensation	—	7	—	—	2	1	10
Purchases of treasury stock	—	—	—	—	(117)	(1)	(118)
Net earnings	—	—	371	—	—	18	389
Other comprehensive earnings (losses)	—	—	—	(56)	—	(31)	(87)
Cash dividends paid ($1.72 per share)	—	—	(87)	—	—	(12)	(99)
Balance at June 30, 2022	$55	$1,287	$10,066	$(165)	$(9,042)	$264	$2,465

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

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 2 - REVENUE
Company revenue is primarily comprised of MRO product sales and related activities, such as freight and services. Total service revenue accounted for approximately 1% of the Company's revenue for both the three and six months ended June 30, 2022 and 2021.

Grainger serves a large number of customers in diverse industries, which are subject to different economic and market-specific factors. The Company's presentation of revenue by segment and industry most reasonably depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic and market-specific factors. In addition, the segments have unique underlying risks associated with customer purchasing behaviors. In the High-Touch Solutions N.A. segment, more than two-thirds of revenue is derived from customer contracts whereas in the Endless Assortment segment, a majority of revenue is derived from non-contractual purchases.

The following tables present the Company's percentage of revenue by reportable segment and by major customer industry:

	Three Months Ended June 30,
	2022			2021
	High-Touch Solutions N.A.	Endless Assortment	Total Company (2)	High-Touch Solutions N.A.	Endless Assortment	Total Company (2)
Contractors	11%	15%	11%	9%	15%	10%
Commercial	10%	16%	11%	9%	14%	10%
Government	17%	2%	14%	19%	3%	15%
Healthcare	6%	2%	5%	7%	2%	6%
Manufacturing	30%	29%	30%	29%	30%	30%
Retail/Wholesale	9%	15%	10%	10%	10%	10%
Transportation	5%	3%	5%	5%	3%	5%
Other (1)	12%	18%	14%	12%	23%	14%
Total net sales	100%	100%	100%	100%	100%	100%
Percent of total company revenue	79%	19%	100%	78%	20%	100%

(1) Other primarily includes revenue from industries and customers that are not material individually, including agriculture, mining, natural resources and resellers not aligned to a major industry segment.

(2) Total Company includes other businesses, which includes the Cromwell business. Other businesses account for approximately 2% of revenue for both the three months ended June 30, 2022 and 2021.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30,
	2022			2021
	High-Touch Solutions N.A.	Endless Assortment	Total Company (2)	High-Touch Solutions N.A.	Endless Assortment	Total Company (2)
Contractors	10%	15%	11%	9%	15%	10%
Commercial	10%	15%	10%	9%	15%	10%
Government	17%	3%	14%	19%	3%	15%
Healthcare	7%	2%	5%	7%	2%	6%
Manufacturing	31%	29%	31%	30%	29%	30%
Retail/Wholesale	9%	15%	10%	10%	10%	10%
Transportation	5%	3%	6%	5%	3%	5%
Other (1)	11%	18%	13%	11%	23%	14%
Total net sales	100%	100%	100%	100%	100%	100%
Percent of total company revenue	79%	19%	100%	78%	20%	100%

(1) Other primarily includes revenue from industries and customers that are not material individually, including agriculture, mining, natural resources and resellers not aligned to a major industry segment.

(2) Total Company includes other businesses, which includes the Cromwell business. Other businesses account for approximately 2% of revenue for both the six months ended June 30, 2022 and 2021.
Total accrued sales incentives were approximately $92 million and $73 million as of June 30, 2022 and December 31, 2021, and are reported as part of Accrued expenses.

The Company had no material unsatisfied performance obligations, contract assets or liabilities as of June 30, 2022 and December 31, 2021.

NOTE 3 - PROPERTY, BUILDINGS AND EQUIPMENT
Property, buildings and equipment consisted of the following (in millions of dollars):

	As of
	June 30, 2022	December 31, 2021
Land	$329	$329
Building, structures and improvements	1,418	1,431
Furniture, fixtures, machinery and equipment	1,631	1,567
Property, buildings and equipment	$3,378	$3,327
Less accumulated depreciation and amortization	1,940	1,903
Property, buildings and equipment – net	$1,438	$1,424

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS
The Company did not identify any significant events or changes in circumstances that indicated the existence of impairment indicators during the three and six months ended June 30, 2022. As such, quantitative assessments were not required.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The balances and changes in the carrying amount of Goodwill (net of cumulative goodwill impairments) by segment are as follows (in millions of dollars):

	High-Touch Solutions N.A.	Endless Assortment	Other	Total
Balance at January 1, 2021	$321	$70	$—	$391
Translation	—	(7)	—	(7)
Balance at December 31, 2021	321	63	—	384
Translation	(2)	(8)	—	(10)
Balance at June 30, 2022	$319	$55	$—	$374

The cumulative goodwill impairments as of June 30, 2022, were $137 million and consisted of $32 million within High-Touch Solutions N.A. and $105 million in Other.
There were no impairments to goodwill for the three and six months ended June 30, 2022 or the year ended December 31, 2021.
The balances in Intangible assets – net are as follows (in millions of dollars):

		As of
		June 30, 2022			December 31, 2021
	Weighted average life	Gross carrying amount	Accumulated amortization/impairment	Net carrying amount	Gross carrying amount	Accumulated amortization/impairment	Net carrying amount
Customer lists and relationships	11.7 years	$217	$176	$41	$221	$176	$45
Trademarks, trade names and other	14.2 years	35	24	11	36	24	12
Non-amortized trade names and other	Indefinite	21	—	21	25	—	25
Capitalized software	4.2 years	545	391	154	525	369	156
Total intangible assets	7.0 years	$818	$591	$227	$807	$569	$238

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 5 - DEBT
Long-term debt, including current maturities and debt issuance costs and discounts – net, consisted of the following (in millions of dollars):

	As of
	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.60% senior notes due 2045	$1,000	$958	$1,000	$1,284
1.85% senior notes due 2025	500	477	500	509
4.20% senior notes due 2047	400	368	400	492
3.75% senior notes due 2046	400	341	400	459
Japanese yen term loan	67	67	78	78
Other	(19)	(19)	7	7
Subtotal	2,348	2,192	2,385	2,829
Less current maturities	(17)	(17)	—	—
Debt issuance costs and discounts – net of amortization	(22)	(22)	(23)	(23)
Long-term debt (less current maturities)	$2,309	$2,153	$2,362	$2,806

Senior Notes
In the years 2015-2020, Grainger issued $2.3 billion in unsecured long-term debt (Senior Notes) primarily to provide flexibility in funding general working capital needs, share repurchases and long-term cash requirements. The Senior Notes require no principal payments until maturity and interest is paid semi-annually.

The Company incurred debt issuance costs related to its Senior Notes of approximately $29 million, representing underwriting fees and other expenses, that were recorded as a contra-liability within Long-term debt and are being amortized over the term of the Senior Notes using the straight-line method to Interest expense – net.

The Company uses interest rate swaps to manage the risks associated with its 1.85% Senior Notes. These swaps were designated for hedge accounting treatment as fair value hedges. The resulting carrying value adjustments as of June 30, 2022 and December 31, 2021, are presented within Other in the table above. For further discussion on the Company's hedge accounting policies and derivative instruments, see Note 6.

Term Loan
In August 2020, MonotaRO entered into a ¥9 billion term loan agreement to fund technology investments and the expansion of its distribution center (DC) network. As of June 30, 2022 and December 31, 2021, the carrying amount of the term loan, including current maturities due within one year, was $67 million and $78 million, respectively. The term loan matures in 2024, payable over four equal semi-annual principal installments in 2023 and 2024 and bears an average interest of 0.05%.

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

NOTE 6 - DERIVATIVE INSTRUMENTS
The Company maintains various agreements with bank counterparties that permit the Company to enter into “over-the-counter” derivative instrument agreements to manage its risk associated with interest rates and foreign currency fluctuations. In February 2020, the Company entered into certain derivative instrument agreements to manage its risk associated with interest rates on its 1.85% Notes and foreign currency fluctuations in connection with its foreign

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
currency-denominated intercompany borrowings. The Company did not enter into these agreements for trading or speculative purposes.

Cash Flow Hedges
The Company uses cash flow hedges primarily to hedge the exposure to variability in forecasted cash flows from foreign currency-denominated intercompany borrowings via cross-currency swaps. Gains or losses on the cross-currency swaps are reported as a component of Accumulated other comprehensive earnings (losses) (AOCE) and reclassified into earnings in the same period during which the hedged transaction affects earnings. The notional amount of the Company’s outstanding cash flow hedges as of June 30, 2022 and December 31, 2021 was approximately $34 million.

The effect of the Company’s cash flow hedges on the Condensed Consolidated Statement of Earnings (Other – net) and AOCE for the three and six months ended June 30, 2022 and 2021 was not material.

Fair Value Hedges
The Company uses fair value hedges primarily to hedge a portion of its fixed-rate long-term debt via interest rate swaps. Changes in the fair value of the interest rate swaps, along with the gain or loss on the hedged item, is recorded in earnings under the same line item, Interest expense – net. The notional amount of the Company’s outstanding fair value hedges as of June 30, 2022 and December 31, 2021 was $500 million.

The effect of the Company's fair value hedges in Interest expense – net on the Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2022 and 2021, respectively, is as follows (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	Gains (losses)
Interest rate swaps:
Hedged item	$5	$(1)	$24	$9
Derivatives designated as hedging instrument	$(5)	$1	$(24)	$(9)
The fair value and carrying amounts of outstanding derivative instruments in the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, respectively, were as follows (in millions of dollars):

		As of
		June 30, 2022	December 31, 2021
	Balance Sheet Classification	Fair Value and Carrying Amounts
Cross-currency swap	Accrued expenses	$2	$—
	Other non-current liabilities	$—	$2
Interest rate swaps	Other assets	$—	$1
	Other non-current liabilities	$23	$—

The carrying amount of the liability hedged by the interest rate swaps (Long-term debt), including the cumulative amount of fair value hedging adjustments, as of June 30, 2022 and December 31, 2021 totaled $477 million and $501 million, respectively.

Fair Value
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

NOTE 7 - DIVIDEND
On July 27, 2022, the Company’s Board of Directors declared a quarterly dividend of $1.72 per share, payable September 1, 2022, to shareholders of record on August 8, 2022.

NOTE 8 - SEGMENT INFORMATION
Grainger's two reportable segments are High-Touch Solutions N.A. and Endless Assortment. The remaining international businesses, which include the Cromwell business, are classified as Other to reconcile to consolidated results. These businesses individually and in the aggregate do not meet the criteria of a reportable segment.

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

Following is a summary of segment results (in millions of dollars):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Net sales	Operating earnings (losses)	Net sales	Operating earnings (losses)	Net sales	Operating earnings (losses)	Net sales	Operating earnings (losses)
High-Touch Solutions N.A.	$3,053	$475	$2,498	$282	$5,931	$956	$4,895	$588
Endless Assortment	719	62	645	58	1,416	117	1,267	113
Other	65	(3)	64	(6)	137	(5)	129	(9)
Total Company	$3,837	$534	$3,207	$334	$7,484	$1,068	$6,291	$692

The Company is a broad line distributor of MRO products and services. Products are regularly added and removed from the Company's inventory assortment. Accordingly, it would be impractical to provide sales information by product category due to the way the business is managed, and the dynamic nature of the inventory offered, including the evolving list of products stocked and additional products available online but not stocked.

Assets for reportable segments are not disclosed. This information is not regularly reviewed by the Company's Chief Operating Decision Maker.

NOTE 9 - CONTINGENCIES AND LEGAL MATTERS
From time to time the Company is involved in various legal and administrative proceedings, including claims related to: product liability, safety or compliance; privacy and cybersecurity matters; negligence; contract disputes; environmental issues; unclaimed property; wage and hour laws; intellectual property; advertising and marketing; consumer protection; pricing (including disaster or emergency declaration pricing statutes); employment practices; regulatory compliance, including trade and export matters; anti-bribery and corruption; and other matters and actions brought by employees, consumers, competitors, suppliers, customers, governmental entities and other third parties.

As previously disclosed, beginning in the fourth quarter of 2019, Grainger, KMCO, LLC (KMCO) and other defendants have been named in several product liability-related lawsuits in the Harris County, Texas District Court relating to an explosion at a KMCO chemical refinery located in Crosby, Harris County, Texas on April 2, 2019. The complaints in which Grainger has been named, which to date encompass approximately 186 plaintiffs, seek recovery of compensatory and other damages and relief in relation to personal injury, including one death and various other alleged injuries. On May 8, 2020, KMCO filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Texas for relief under Chapter 7 of Title 11 of the United States Bankruptcy Court in

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
the case KMCO, LLC, No. 20-60028. As a result of the Chapter 7 proceedings, the claims against KMCO in the Harris County lawsuits were stayed. Effective January 1, 2021, the Bankruptcy Court lifted the stay with respect to KMCO. In the product liability related cases, the Harris County District Court has decided to conduct bellwether trials involving a subset of plaintiffs the Court believes are representative of the parties' claims and defenses. The first such trial is scheduled for early 2023 and will include six plaintiffs. Additional trials may follow after the resolution of this initial trial.

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

Russia’s Invasion of Ukraine
In February 2022, Russia invaded Ukraine. In response to the conflict, the United States (U.S.) and other countries have implemented economic and other sanctions. While Grainger has limited direct exposure in Russia and Ukraine, the Company continues to monitor any broader impact on the global economy, including with respect to inflation, supply chains and fuel prices. The full impact of the conflict on the Company’s business and financial results remains uncertain and will depend on the severity and duration of the conflict and its impact on global and regional economic conditions. The Company does not currently expect significant disruption to its overall business resulting from the conflict.

Inflationary Cost Environment
During fiscal 2021 and continuing into the first half of fiscal 2022, in combination with the economic recovery of the ongoing COVID-19 pandemic, the global economy continues to experience disruptions including to the commodity, labor and transportation markets. These disruptions have contributed to an inflationary environment which has affected, and may continue to affect, the price and availability of certain products and services necessary for the Company's operations. Such disruptions have impacted, and may continue to impact, the Company's business, financial condition and results of operations. As a result of continued inflation, the Company has implemented strategies designed to mitigate certain adverse effects of higher costs during the first half of fiscal 2022 while also remaining market price competitive.

For further discussion of the Company's risks and uncertainties, see Part II, Item 1A: Risk Factors of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022 and Part I, Item 1A: Risk Factors in the Company’s 2021 Form 10-K.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Results of Operations –Three Months Ended June 30, 2022
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars):

	Three Months Ended June 30,
			Percent Increase from Prior Year	As a Percent of Net Sales
	2022	2021		2022	2021
Net sales (1)	$3,837	$3,207	19.6%	100.0%	100.0%
Cost of goods sold	2,396	2,083	15.0	62.4	65.0
Gross profit	1,441	1,124	28.3	37.6	35.0
SG&A	907	790	14.9	23.7	24.6
Operating earnings	534	334	60.0	13.9	10.4
Other expense – net	17	15	11.2	0.4	0.5
Income tax provision	128	76	70.6	3.4	2.3
Net earnings	389	243	59.8	10.1	7.6
Noncontrolling interest	18	18	0.1	0.4	0.6
Net earnings attributable to W.W. Grainger, Inc.	$371	$225	64.5	9.7	7.0
Diluted earnings per share:	$7.19	$4.27	68.4%

(1) For further information regarding the Company's disaggregated revenue, see Note 2 of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1: Financial Statements of this Form 10-Q.

The following table is included as an aid to understanding the changes in Grainger's total net sales and daily sales from the prior period to the most recent period (in millions of dollars):

	Three Months Ended June 30,
	2022	2021
Net sales	$3,837	$3,207
$ Change from prior-year period	630	370
% Change from prior-year period	19.6%	13.1%

Daily sales (1)	$60.0	$50.1
$ Change from prior-year period	9.9	5.8
% Change from prior-year period	19.6%	13.1%

Daily sales impact of currency fluctuations	(2.4)%	0.9%

(1) Daily sales are defined as the total net sales for the period divided by the number of U.S. selling days in the period. There were 64 sales days in both the three months ended June 30, 2022 and June 30, 2021.

Net sales of $3,837 million for the three months ended June 30, 2022 increased $630 million, or 19.6%, compared to the same period in 2021. The increase in net sales was primarily due to growth in the High-Touch Solutions N.A. and Endless Assortment segments. For further discussion on the Company's net sales, see the Segment Analysis section below.

Gross profit of $1,441 million for the three months ended June 30, 2022 increased $317 million, or 28%, compared to the same period in 2021. Gross profit margin of 37.6% increased 2.6 percentage points. The increase was due to

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
lapping pandemic-related inventory adjustments in the second quarter of 2021 and improved product mix in the second quarter of 2022.

SG&A of $907 million for the three months ended June 30, 2022 increased $117 million, or 15%, compared to the same period in 2021. The increase was primarily due to higher marketing, payroll and variable compensation expenses.

Operating earnings of $534 million for the three months ended June 30, 2022 increased $200 million, or 60%, compared to the same period in 2021.

Income taxes of $128 million for the three months ended June 30, 2022 increased $52 million or 71%, compared to the same period in 2021. The increase was primarily driven by higher taxable operating earnings in the second quarter of 2022. Grainger's effective tax rates were 24.8% and 23.6% for the three months ended June 30, 2022 and 2021, respectively.

Net earnings of $371 million attributable to W.W. Grainger, Inc. for the three months ended June 30, 2022 increased $146 million, or 65%, compared to the same period in 2021.

Diluted earnings per share was $7.19 for the three months ended June 30, 2022, an increase of 68% compared to $4.27 for the same period in 2021.

Segment Analysis
For further segment information, see Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1: Financial Statements of this Form 10-Q.

High-Touch Solutions N.A.
The following table shows reported segment results (in millions of dollars):

	Three Months Ended June 30,
	2022	2021	Percent Increase
Net sales	$3,053	$2,498	22.2%
Gross profit	$1,211	$922	31.4%
SG&A	$736	$640	15.0%
Operating earnings	$475	$282	68.3%

Net sales of $3,053 million for the three months ended June 30, 2022 increased $555 million, or 22.2%, compared to the same period in 2021. The increase in net sales was due to growth in all geographies and included increased volume, which includes product mix, of 11.8% and price, which includes customer mix, of 10.6%, partially offset by unfavorable foreign exchange of 0.2%.

Gross profit of $1,211 million for the three months ended June 30, 2022 increased $289 million, or 31%, compared to the same period in 2021. Gross profit margin of 39.7% increased 2.8 percentage points. The increase was due to lapping pandemic-related inventory adjustments in the second quarter of 2021 and improved product mix in the second quarter of 2022.

SG&A of $736 million for the three months ended June 30, 2022 increased $96 million, or 15%, compared to the same period in 2021. The increase was primarily due to higher marketing, payroll and variable compensation expenses. SG&A leverage improved by 1.5 percentage points.

Operating earnings of $475 million for the three months ended June 30, 2022 increased $193 million, or 68%, compared to the same period in 2021.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Endless Assortment
The following table shows reported segment results (in millions of dollars):

	Three Months Ended June 30,
	2022	2021	Percent Increase
Net sales	$719	$645	11.4%
Gross profit	$209	$182	15.4%
SG&A	$147	$124	18.9%
Operating earnings	$62	$58	8.0%

Net sales of $719 million for the three months ended June 30, 2022, increased $74 million, or 11.4%, compared to the same period in 2021. The increase was due to sales growth of 21.1%, driven by continued customer acquisition and repeat and enterprise customer growth at MonotaRO, partially offset by unfavorable foreign exchange of 9.7% due to changes in the exchange rate between the U.S. dollar and the Japanese yen.

Gross profit of $209 million for the three months ended June 30, 2022 increased $27 million, or 15%, compared to the same period in 2021. Gross profit margin of 29.2% increased 1.0 percentage point compared to the same period in 2021. The increase was driven by freight efficiencies at Zoro and MonotaRO.

SG&A of $147 million for the three months ended June 30, 2022 increased $23 million, or 19%, compared to the same period in 2021. The increase was primarily driven by higher marketing, occupancy and payroll and benefits expenses in the second quarter of 2022. SG&A leverage decreased by 1.3 percentage points.

Operating earnings of $62 million for the three months ended June 30, 2022 increased $4 million, or 8%, compared to the same period in 2021.

Other
Net sales of $65 million for the three months ended June 30, 2022, increased $1 million, or 2.7%, compared to the same period in 2021. The increase was due to sales growth of 14.4%, partially offset by unfavorable foreign exchange of 11.7% due to changes in the exchange rate between the U.S. dollar and the British pound sterling.

Operating losses of $3 million for the three months ended June 30, 2022 improved $3 million, or 47.2%, compared to the same period in 2021.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Results of Operations – Six Months Ended June 30, 2022
The following table is included as an aid to understanding the changes in Grainger's total net sales and daily sales from the prior period to the most recent period (in millions of dollars):

	Six Months Ended June 30,
			Percent Increase from Prior Year	As a Percent of Net Sales
	2022	2021		2022	2021
Net sales (1)	$7,484	$6,291	19.0%	100.0%	100.0%
Cost of goods sold	4,660	4,074	14.4	62.3	64.8
Gross profit	2,824	2,217	27.4	37.7	35.2
SG&A	1,756	1,525	15.1	23.4	24.2
Operating earnings	1,068	692	54.4	14.3	11.0
Other expense – net	34	30	13.7	0.5	0.5
Income tax provision	260	164	59.0	3.5	2.6
Net earnings	774	498	55.4	10.3	7.9
Noncontrolling interest	37	35	6.1	0.4	0.5
Net earnings attributable to W.W. Grainger, Inc.	$737	$463	59.1	9.9	7.4
Diluted earnings per share:	$14.26	$8.76	62.8%

(1) For further information regarding the Company's disaggregated revenue, see Note 2 of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1: Financial Statements of this Form 10-Q.

The following table is included as an aid to understanding the changes in Grainger's total net sales and daily sales from the prior period to the most recent period (in millions of dollars):

	Six Months Ended June 30,
	2022	2021
Net sales	$7,484	$6,291
$ Change from prior-year period	1,193	453
% Change from prior-year period	19.0%	7.8%

Daily sales (1)	$58.5	$49.5
$ Change from prior-year period	9.0	3.9
% Change from prior-year period	18.0%	8.6%

Daily sales impact of currency fluctuations	(2.0)%	1.0%

(1) Daily sales are defined as the total net sales for the period divided by the number U.S. selling days in the period. There were 128 and 127 sales days in the six months ended June 30, 2022 and June 30, 2021, respectively.

Net sales of $7,484 million for the six months ended June 30, 2022 increased $1,193 million, or 19.0%, and on a daily basis, net sales increased 18.0% compared to the same period in 2021. The increase in net sales was primarily due to sales growth in the High-Touch Solutions N.A. and Endless Assortment segments. For further discussion on the Company's net sales, see the Segment Analysis section below.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Gross profit of $2,824 million for the six months ended June 30, 2022 increased $607 million, or 27%, compared to the same period in 2021. Gross profit margin of 37.7% increased 2.5 percentage points. The increase was due to lapping pandemic-related inventory adjustments in the first half of 2021 and improved product mix in the first half of 2022.

SG&A of $1,756 million for the six months ended June 30, 2022 increased $231 million, or 15%, compared to the same period in 2021. The increase was primarily due to higher marketing, payroll and variable compensation expenses.

Operating earnings of $1,068 million for the six months ended June 30, 2022 increased $376 million, or 54%, compared to the same period in 2021.

Income taxes of $260 million for the six months ended June 30, 2022 increased $96 million or 59%, compared to the same period in 2021. The increase was primarily driven by higher taxable operating earnings in the first half of 2022. Grainger's effective tax rates were 25.2% and 24.7% for the six months ended June 30, 2022 and June 30, 2021, respectively.

Net earnings of $737 million attributable to W.W. Grainger, Inc. for the six months ended June 30, 2022 increased $274 million, or 59%, compared to the same period in 2021.

Diluted earnings per share was $14.26 for the six months ended June 30, 2022, an increase of 63% compared to $8.76 for the same period in 2021.

Segment Analysis
For further segment information, see Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1: Financial Statements of this Form 10-Q.

High-Touch Solutions N.A.
The following table shows reported segment results (in millions of dollars):

	Six Months Ended June 30,
	2022	2021	Percent Increase
Net sales	$5,931	$4,895	21.2%
Gross profit	$2,375	$1,817	30.7%
SG&A	$1,419	$1,229	15.4%
Operating earnings	$956	$588	62.6%

Net sales of $5,931 million for the six months ended June 30, 2022 increased $1,036 million, or 21.2%, compared to the same period in 2021. On a daily basis, net sales increased 20.2% due to increased volume, which includes product mix, of 10.9% and price, which includes customer mix, of 9.4%, driven by sales growth in all geographies, partially offset by unfavorable foreign exchange of 0.1%.

Gross profit of $2,375 million for the six months ended June 30, 2022 increased $558 million, or 31%, compared to the same period in 2021. Gross profit margin of 40.0% increased 2.9 percentage points. The increase was due to lapping pandemic-related inventory adjustments in the first half of 2021 and improved product mix in the first half of 2022.

SG&A of $1,419 million for the six months ended June 30, 2022 increased $190 million, or 15% compared to the same period in 2021. The increase was primarily due to higher marketing, payroll and variable compensation expenses. SG&A leverage improved by 1.2% percentage point.

Operating earnings of $956 million for the six months ended June 30, 2022 increased $368 million, or 63%, compared to the same period in 2021.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Endless Assortment
The following table shows reported segment results (in millions of dollars):

	Six Months Ended June 30,
	2022	2021	Percent Increase
Net sales	$1,416	$1,267	11.7%
Gross profit	$406	$357	14.0%
SG&A	$289	$244	18.6%
Operating earnings	$117	$113	4.0%

Net sales of $1,416 million for the six months ended June 30, 2022, increased $149 million, or 11.7%, compared to the same period in 2021. On a daily basis, net sales increased 10.9%. The increase was due to sales growth of 19.3%, driven by continued customer acquisition at Zoro and repeat customer growth at MonotaRO, partially offset by unfavorable foreign exchange of 8.4% due to changes in the exchange rate between the U.S. dollar and the Japanese yen.

Gross profit of $406 million for the six months ended June 30, 2022 increased $49 million, or 14% compared to the same period in 2021. Gross profit margin of 28.7% increased 0.6 percentage point compared to the same period in 2021. The increase was driven by freight efficiencies at Zoro and MonotaRO.

SG&A of $289 million for the six months ended June 30, 2022 increased $45 million, or 19%, compared to the same period in 2021. The increase was primarily driven by higher occupancy expenses at MonotaRO due to the DC placed into service in the first quarter of 2022 and higher marketing and payroll and benefits expenses compared to the first half of 2021. SG&A leverage decreased by 1.2 percentage points.

Operating earnings of $117 million for the six months ended June 30, 2022 increased $4 million, or 4%, compared to the same period in 2021.

Other
Net sales of $137 million for the six months ended June 30, 2022 increased $8 million, or 6.2%, compared to the same period in 2021. On a daily basis, net sales increased 5.3%. The increase was due to sales growth of 12.6%, partially offset by unfavorable foreign exchange of 7.3% due to changes in the exchange rate between the U.S. dollar and the British pound sterling.

Operating losses of $5 million for the six months ended June 30, 2022 improved $4 million, or 42%, compared to the same period in 2021.

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

Cash, Cash Equivalents and Liquidity
As of June 30, 2022 and December 31, 2021, Grainger's cash and cash equivalents were $262 million and $241 million, respectively. As of June 30, 2022, the Company had approximately $1.5 billion in available liquidity.

Cash Flows
Net cash provided by operating activities was $593 million and $563 million for the six months ended June 30, 2022 and 2021, respectively. The increase in cash provided by operating activities was primarily due to higher net earnings, partially offset by unfavorable working capital and increased tax payments compared to the same period in 2021.

Net cash used in investing activities was $172 million and $130 million for the six months ended June 30, 2022 and 2021, respectively. The change in net cash used in investing activities was primarily due to timing of Japanese supply chain investments.

Net cash used in financing activities was $388 million and $463 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in net cash used in financing activities was due to lower volume of treasury stock repurchases in the first half of 2022.

Working Capital
Internally generated funds are the primary source of working capital and funds used for growth initiatives and capital expenditures. Working capital as of June 30, 2022, was $2,664 million, an increase of $209 million when compared to $2,455 million as of December 31, 2021. The increase was primarily driven by increased accounts receivable and inventory due to continued sales growth, partially offset by higher accounts payable. As of June 30, 2022 and December 31, 2021, the ratio of current assets to current liabilities was 2.6 and 2.7, respectively.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit.

Total debt, which is defined as total interest-bearing debt and lease liabilities as a percent of total capitalization, was 52.3% and 56.2% as of June 30, 2022 and December 31, 2021, respectively.

Grainger receives ratings from two independent credit rating agencies: Moody's Investor Service (Moody's) and Standard & Poor's (S&P). Both credit rating agencies currently rate the Company's corporate credit at investment grade.

The following table summarizes the Company's credit ratings at June 30, 2022:

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

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
From time to time in this Quarterly Report on Form 10-Q as well as in other written reports, communications and verbal statements, the Company makes forward-looking statements that are not historical in nature but concern forecasts of future results, business plans, analyses, prospects, strategies, objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws. Forward-looking statements can generally be identified by their use of terms such as “anticipate,” “estimate,” “believe,” “expect,” “could,” “forecast,” “may,” “intend,” “plan,” “predict,” “project,” “will” or “would” and similar terms and phrases, including references to assumptions.

The Company cannot guarantee that any forward-looking statement will be realized and achievement of future results is subject to risks and uncertainties, many of which are beyond the Company’s control, which could cause the Company’s results to differ materially from those that are presented.

Important factors that could cause actual results to differ materially from those presented or implied in the forward-looking statements include, without limitation: the unknown duration and health, economic, operational and financial impacts of the global outbreak of the coronavirus disease 2019 and its variants (COVID-19), as well as the impact of actions taken or contemplated by government authorities to mitigate the spread of COVID-19 (such as vaccine mandates for certain federal contractors, mask mandates, social distancing or other requirements) and to promote economic stability and recovery, on the Company’s businesses, its employees, customers and suppliers, including disruption to the Company’s operations resulting from employee illnesses, the development, availability and usage of effective treatment or vaccines, changes in customers’ product needs, the acquisition of excess inventory leading to additional inventory carrying costs and inventory obsolescence, raw material, inventory and labor shortages, continued strain on global supply chains, and diminished transportation availability and efficiency, disruption caused by business responses to the COVID-19 pandemic, including remote working arrangements, which may create increased vulnerability to cybersecurity incidents, including breaches of information systems security, adaptions to the Company’s controls and procedures required by remote working arrangements, which could impact the design or operating effectiveness of such controls or procedures, and global or regional economic downturns or recessions, which could result in a decline in demand for the Company’s products; inflation, higher product costs or other expenses, including operational expenses; the impact of Russia's invasion of Ukraine on the global economy; a major loss of customers; loss or disruption of sources of supply; changes in customer or product mix; increased competitive pricing pressures; failure to enter into or sustain contractual arrangements on a satisfactory basis with group purchasing organizations; failure to develop, manage or implement new technology initiatives or business strategies; failure to adequately protect intellectual property or successfully defend against infringement claims; fluctuations or declines in the Company’s gross profit margin; the Company’s responses to market pressures; the outcome of pending and future litigation or governmental or regulatory proceedings, including with respect to wage and hour, anti-bribery and corruption, environmental, advertising and marketing, consumer protection, pricing (including disaster or emergency declaration pricing statutes), product liability, compliance or safety, trade and export compliance, general commercial disputes, or privacy and cybersecurity matters; investigations, inquiries, audits and changes in laws and regulations; failure to comply with laws, regulations and standards, including new or stricter environmental laws or regulations; government contract matters; disruption or breaches of information technology or data security systems involving the Company or third parties on which the Company depends; general industry, economic, market or political conditions; general global economic conditions including tariffs and trade issues and policies; currency exchange rate fluctuations; market volatility, including price and trading volume volatility or price declines of the Company’s common stock; commodity price volatility; facilities disruptions or shutdowns; higher fuel costs or disruptions in transportation services; geopolitical events, including war or acts of terrorism; other pandemic diseases or viral contagions; natural or human induced disasters, extreme weather and other catastrophes or conditions; effects of climate change; competition for, or failure to attract, retain, train, motivate and develop key employees; loss of key members of management or key employees; changes in effective tax rates; changes in credit ratings or outlook; the Company’s incurrence of indebtedness and other factors identified under Part I, Item 1A: Risk Factors in the Company's 2021 Form 10-K, as updated from time to time in the Company’s Quarterly Reports on Form 10-Q.

Caution should be taken not to place undue reliance on the Company’s forward-looking statements and the Company undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Changes in Internal Control Over Financial Reporting
There were no changes in Grainger's internal control over financial reporting for the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings
For a description of the Company’s legal proceedings, see Note 9 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1: Financial Information of this Form 10-Q.

Item 1A: Risk Factors
There have been no material changes from the risk factors previously disclosed in Part II, Item 1A: Risk Factors in the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2022 and Part 1, Item 1A: Risk Factors in the Company's 2021 Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities – Second Quarter 2022

Period	Total Number of Shares Purchased (A) (B)	Average Price Paid per Share (C)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (D)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1 – April 30	78,309	$510.71	78,309	3,656,983
May 1 – May 31	103,261	$474.04	103,261	3,553,722
June 1 – June 30	60,354	$468.97	60,280	3,493,442
Total	241,924		241,850

(A)There were no shares withheld to satisfy tax withholding obligations.
(B)The difference of 74 shares between the Total Number of Shares Purchased and the Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs represents shares purchased by the administrator and record keeper of the W.W. Grainger, Inc. Retirement Savings Plan for the benefit of the employees who participate in the plan.
(C)Average price paid per share excludes commissions of $0.01 per share paid.
(D)Purchases were made pursuant to a share repurchase program approved by Grainger's Board of Directors and announced April 28, 2021 (2021 Program). The 2021 Program authorized the repurchase of up to 5 million shares with no expiration date.

W.W. Grainger, Inc. and Subsidiaries

Item 6: Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	2022 Form of W.W. Grainger, Inc. 2022 Incentive Plan Restricted Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers.*
10.2	2022 Form of W.W. Grainger, Inc. 2022 Incentive Plan Performance Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers.*
10.3	W.W. Grainger, Inc. 2022 Incentive Plan, incorporated by reference to Appendix C of the Company's Definitive Proxy Statement on Schedule 14A filed on March 17, 2022.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(*) Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. GRAINGER, INC.
Date:	July 29, 2022	By:	/s/ Deidra C. Merriwether
Deidra C. Merriwether
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)
Date:	July 29, 2022	By:	/s/ Laurie R. Thomson
Laurie R. Thomson
Vice President and Controller
(Principal Accounting Officer)