Form 10-Q
period 2022-09-30
W.W. GRAINGER, INC.
filed 2022-10-28
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
Yes ☐  No ☒

There were 50,529,263 shares of the Company’s Common Stock outstanding as of October 21, 2022.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions of dollars and shares, except for per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$3,942	$3,372	$11,426	$9,663
Cost of goods sold	2,423	2,122	7,083	6,196
Gross profit	1,519	1,250	4,343	3,467
Selling, general and administrative expenses	916	812	2,672	2,337
Operating earnings	603	438	1,671	1,130
Other (income) expense:
Interest expense – net	25	22	70	65
Other – net	(9)	(6)	(20)	(19)
Total other expense – net	16	16	50	46
Earnings before income taxes	587	422	1,621	1,084
Income tax provision	145	107	405	271
Net earnings	442	315	1,216	813
Less net earnings attributable to noncontrolling interest	16	18	53	53
Net earnings attributable to W.W. Grainger, Inc.	$426	$297	$1,163	$760
Earnings per share:
Basic	$8.31	$5.68	$22.64	$14.48
Diluted	$8.27	$5.65	$22.52	$14.40
Weighted average number of shares outstanding:
Basic	50.8	51.8	51.0	52.1
Diluted	51.1	52.1	51.3	52.4

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net earnings	$442	$315	$1,216	813
Other comprehensive earnings (losses):
Foreign currency translation adjustments – net of reclassification to earnings	(71)	(17)	(180)	(43)
Postretirement benefit plan losses and other – net of tax benefit of $2, $1, $4, and $3, respectively	(3)	(4)	(10)	(9)
Total other comprehensive earnings (losses)	(74)	(21)	(190)	(52)
Comprehensive earnings – net of tax	368	294	1,026	761
Less comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	16	18	53	53
Foreign currency translation adjustments	(14)	(1)	(61)	(19)
Total comprehensive earnings (losses) attributable to noncontrolling interest	2	17	(8)	34
Comprehensive earnings attributable to W.W. Grainger, Inc.	$366	$277	$1,034	$727

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except for share and per share amounts)

	As of
Assets	(Unaudited) September 30, 2022	December 31, 2021
Current assets
Cash and cash equivalents	$315	$241
Accounts receivable (less allowances for credit losses of $36 and $30, respectively)	2,158	1,754
Inventories – net	2,071	1,870
Prepaid expenses and other current assets	142	146
Total current assets	4,686	4,011
Property, buildings and equipment – net	1,409	1,424
Goodwill	363	384
Intangibles – net	222	238
Operating lease right-of-use	360	393
Other assets	161	142
Total assets	$7,201	$6,592

Liabilities and shareholders' equity
Current liabilities
Current maturities	$16	$—
Trade accounts payable	1,038	816
Accrued compensation and benefits	307	319
Operating lease liability	67	66
Accrued expenses	332	290
Income taxes payable	25	37
Total current liabilities	1,785	1,528
Long-term debt	2,294	2,362
Long-term operating lease liability	305	334
Deferred income taxes and tax uncertainties	135	121
Other non-current liabilities	120	87
Shareholders' equity
Cumulative preferred stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; 109,659,219 shares issued	55	55
Additional contributed capital	1,299	1,270
Retained earnings	10,402	9,500
Accumulated other comprehensive losses	(225)	(96)
Treasury stock, at cost – 59,028,249 and 58,439,014 shares, respectively	(9,223)	(8,855)
Total W.W. Grainger, Inc. shareholders’ equity	2,308	1,874
Noncontrolling interest	254	286
Total shareholders' equity	2,562	2,160
Total liabilities and shareholders' equity	$7,201	$6,592

 The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net earnings	$1,216	$813
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses	13	12
Deferred income taxes and tax uncertainties	20	(7)
Depreciation and amortization	159	137
Net losses (gains) from sale or redemption of assets	1	(3)
Stock-based compensation	38	33
Change in operating assets and liabilities:
Accounts receivable	(487)	(298)
Inventories	(253)	(64)
Prepaid expenses and other assets	(39)	(1)
Trade accounts payable	261	167
Accrued liabilities	51	(13)
Income taxes – net	8	(42)
Other non-current liabilities	(15)	(10)
Net cash provided by operating activities	973	724
Cash flows from investing activities:
Additions to property, buildings, equipment and intangibles	(208)	(197)
Proceeds from sale or redemption of assets	7	17
Other – net	(11)	—
Net cash used in investing activities	(212)	(180)
Cash flows from financing activities:
Borrowings under lines of credit	1	—
Payments of long-term debt	—	(8)
Proceeds from stock options exercised	21	31
Payments for employee taxes withheld from stock awards	(22)	(29)
Purchases of treasury stock	(383)	(525)
Cash dividends paid	(285)	(261)
Other – net	—	2
Net cash used in financing activities	(668)	(790)
Exchange rate effect on cash and cash equivalents	(19)	(11)
Net change in cash and cash equivalents	74	(257)
Cash and cash equivalents at beginning of year	241	585
Cash and cash equivalents at end of period	$315	$328

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)
(Unaudited)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2021	$55	$1,239	$8,779	$(61)	$(8,184)	$265	$2,093
Stock-based compensation	—	9	—	—	5	—	14
Purchases of treasury stock	—	—	—	—	(175)	—	(175)
Net earnings	—	—	238	—	—	17	255
Other comprehensive earnings (losses)	—	—	—	(20)	—	(18)	(38)
Reclassification due to the adoption of ASU 2019-12	—	—	12	—	—	—	12
Cash dividends paid ($1.53 per share)	—	—	(81)	—	—	—	(81)
Balance at March 31, 2021	$55	$1,248	$8,948	$(81)	$(8,354)	$264	$2,080
Stock-based compensation	—	(1)	—	—	12	1	12
Purchases of treasury stock	—	—	—	—	(107)	(1)	(108)
Net earnings	—	—	225	—	—	18	243
Other comprehensive earnings (losses)	—	—	—	7	—	—	7
Capital contribution	—	—	—	—	—	2	2
Cash dividends paid ($1.62 per share)	—	—	(84)	—	—	(11)	(95)
Balance at June 30, 2021	$55	$1,247	$9,089	$(74)	$(8,449)	$273	$2,141
Stock-based compensation	$—	$8	$—	$—	$1	$—	$9
Purchases of treasury stock	—	—	—	—	(242)	—	(242)
Net earnings	—	—	297	—	—	18	315
Other comprehensive earnings (losses)	—	—	—	(20)	—	(1)	(21)
Cash dividends paid ($1.62 per share)	—	—	(85)	—	—	—	(85)
Balance at September 30, 2021	$55	$1,255	$9,301	$(94)	$(8,690)	$290	$2,117

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)
(Unaudited)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2022	$55	$1,270	$9,500	$(96)	$(8,855)	$286	$2,160
Stock-based compensation	—	10	—	—	3	—	13
Purchases of treasury stock	—	—	—	—	(75)	—	(75)
Net earnings	—	—	366	—	—	19	385
Other comprehensive earnings (losses)	—	—	—	(13)	—	(16)	(29)
Cash dividends paid ($1.62 per share)	—	—	(84)	—	—	—	(84)
Balance at March 31, 2022	$55	$1,280	$9,782	$(109)	$(8,927)	$289	$2,370
Stock-based compensation	—	7	—	—	2	1	10
Purchases of treasury stock	—	—	—	—	(117)	(1)	(118)
Net earnings	—	—	371	—	—	18	389
Other comprehensive earnings (losses)	—	—	—	(56)	—	(31)	(87)
Cash dividends paid ($1.72 per share)	—	—	(87)	—	—	(12)	(99)
Balance at June 30, 2022	$55	$1,287	$10,066	$(165)	$(9,042)	$264	$2,465
Stock-based compensation	—	12	—	—	3	—	15
Purchases of treasury stock	—	—	—	—	(184)	—	(184)
Net earnings	—	—	426	—	—	16	442
Other comprehensive earnings (losses)	—	—	—	(60)	—	(14)	(74)
Cash dividends paid ($1.72 per share)	—	—	(90)	—	—	(12)	(102)
Balance at September 30, 2022	$55	$1,299	$10,402	$(225)	$(9,223)	$254	$2,562

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

New Accounting Standards
Accounting Pronouncements Recently Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting as modified by subsequently issued ASU 2021-01. This update provides optional expedients and exceptions for applying GAAP to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. The guidance is effective upon issuance and generally can be applied prospectively to contract modifications made and hedging relationships entered or evaluated on or before December 31, 2022. In October 2022, the FASB amended Topic 848, updating the sunset date from December 31, 2022 to December 31, 2024. The Company adopted this ASU on July 1, 2022 on a prospective basis and it did not have a material impact on the Consolidated Financial Statements. For further discussion on the credit agreement modifications made to the revolving credit facility, see Note 5.

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

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 2 - REVENUE
Company revenue is primarily comprised of MRO product sales and related activities, such as freight and services. Total service revenue accounted for approximately 1% of the Company's revenue for both the three and nine months ended September 30, 2022 and 2021.

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

The following tables present the Company's percentage of revenue by reportable segment and by major customer industry:

	Three Months Ended September 30,
	2022			2021
	High-Touch Solutions N.A.	Endless Assortment	Total Company (2)	High-Touch Solutions N.A.	Endless Assortment	Total Company (2)
Contractors	8%	14%	9%	9%	15%	10%
Commercial	10%	15%	11%	9%	15%	10%
Government	17%	2%	14%	18%	3%	15%
Healthcare	6%	2%	5%	7%	2%	6%
Manufacturing	32%	30%	32%	29%	30%	29%
Retail/Wholesale	8%	15%	9%	9%	10%	10%
Transportation	6%	3%	6%	5%	3%	5%
Other (1)	13%	19%	14%	14%	22%	15%
Total net sales	100%	100%	100%	100%	100%	100%
Percent of total company revenue	80%	18%	100%	79%	19%	100%

(1) Other primarily includes revenue from industries and customers that are not material individually, including agriculture, mining, natural resources and resellers not aligned to a major industry segment.

(2) Total Company includes other businesses, which includes the Cromwell business. Other businesses account for approximately 2% of revenue for both the three months ended September 30, 2022 and 2021.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2022			2021
	High-Touch Solutions N.A.	Endless Assortment	Total Company (2)	High-Touch Solutions N.A.	Endless Assortment	Total Company (2)
Contractors	9%	15%	10%	9%	15%	10%
Commercial	10%	15%	11%	9%	15%	10%
Government	17%	3%	14%	19%	3%	15%
Healthcare	6%	2%	5%	7%	2%	6%
Manufacturing	31%	30%	31%	30%	29%	29%
Retail/Wholesale	9%	15%	10%	9%	10%	10%
Transportation	6%	3%	5%	5%	3%	5%
Other (1)	12%	17%	14%	12%	23%	15%
Total net sales	100%	100%	100%	100%	100%	100%
Percent of total company revenue	80%	18%	100%	78%	20%	100%

(1) Other primarily includes revenue from industries and customers that are not material individually, including agriculture, mining, natural resources and resellers not aligned to a major industry segment.

(2) Total Company includes other businesses, which includes the Cromwell business. Other businesses account for approximately 2% of revenue for both the nine months ended September 30, 2022 and 2021.

Total accrued sales incentives were approximately $96 million and $73 million as of September 30, 2022 and December 31, 2021, and are reported as part of Accrued expenses.

The Company had no material unsatisfied performance obligations, contract assets or liabilities as of September 30, 2022 and December 31, 2021.

NOTE 3 - PROPERTY, BUILDINGS AND EQUIPMENT
Property, buildings and equipment consisted of the following (in millions of dollars):

	As of
	September 30, 2022	December 31, 2021
Land	$329	$329
Building, structures and improvements	1,403	1,431
Furniture, fixtures, machinery and equipment	1,630	1,567
Property, buildings and equipment	$3,362	$3,327
Less accumulated depreciation and amortization	1,953	1,903
Property, buildings and equipment – net	$1,409	$1,424

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS
The Company did not identify any significant events or changes in circumstances that indicated the existence of impairment indicators during the three and nine months ended September 30, 2022. As such, quantitative assessments were not required.

The balances and changes in the carrying amount of Goodwill (net of cumulative goodwill impairments) by segment are as follows (in millions of dollars):

	High-Touch Solutions N.A.	Endless Assortment	Other	Total
Balance at January 1, 2021	$321	$70	$—	$391
Translation	—	(7)	—	(7)
Balance at December 31, 2021	321	63	—	384
Translation	(10)	(11)	—	(21)
Balance at September 30, 2022	$311	$52	$—	$363

The cumulative goodwill impairments as of September 30, 2022, were $137 million and consisted of $32 million within High-Touch Solutions N.A. and $105 million in Other.
There were no impairments to goodwill for the three and nine months ended September 30, 2022 or the year ended December 31, 2021.
The balances in Intangible assets – net are as follows (in millions of dollars):

		As of
		September 30, 2022			December 31, 2021
	Weighted average life	Gross carrying amount	Accumulated amortization/impairment	Net carrying amount	Gross carrying amount	Accumulated amortization/impairment	Net carrying amount
Customer lists and relationships	11.7 years	$215	$177	$38	$221	$176	$45
Trademarks, trade names and other	14.3 years	33	24	9	36	24	12
Non-amortized trade names and other	Indefinite	20	—	20	25	—	25
Capitalized software	4.2 years	554	399	155	525	369	156
Total intangible assets	7.0 years	$822	$600	$222	$807	$569	$238

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 5 - DEBT
Total debt, including long-term, current maturities and debt issuance costs and discounts – net, consisted of the following (in millions of dollars):

	As of
	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.60% senior notes due 2045	$1,000	$899	$1,000	$1,284
1.85% senior notes due 2025	500	468	500	509
4.20% senior notes due 2047	400	335	400	492
3.75% senior notes due 2046	400	314	400	459
Japanese yen term loan	62	62	78	78
Other	(31)	(31)	7	7
Subtotal	2,331	2,047	2,385	2,829
Less current maturities	(16)	(16)	—	—
Debt issuance costs and discounts – net of amortization	(21)	(21)	(23)	(23)
Long-term debt	$2,294	$2,010	$2,362	$2,806

Revolving Credit Facility
In August 2022, the Company entered into a First Amendment (the Amendment) to its existing five-year unsecured credit agreement originally entered into in February 2020. The Amendment changes the benchmark rate for borrowings denominated in U.S. and foreign currencies from LIBOR to certain alternative benchmark rates. This includes benchmark rates based on the Euro Interbank Offered Rate (EURIBOR) for borrowings denominated in Euros, the Canadian Dollar Offer Rate (CDOR) for borrowings denominated in Canadian dollars, the Sterling Overnight Index Average (SONIA) for borrowings denominated in sterling and Secured Overnight Financing Rate (SOFR) for borrowings denominated in U.S. dollars. The Amendment also updates certain other provisions regarding successor interest rates to LIBOR.

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

The Company uses interest rate swaps to manage the risks associated with its 1.85% Senior Notes. These swaps were designated for hedge accounting treatment as fair value hedges. The resulting carrying value adjustments as of September 30, 2022 and December 31, 2021, are presented within Other in the table above. For further discussion on the Company's hedge accounting policies and derivative instruments, see Note 6.

Term Loan
In August 2020, MonotaRO entered into a ¥9 billion term loan agreement to fund technology investments and the expansion of its distribution center (DC) network. As of September 30, 2022 and December 31, 2021, the carrying amount of the term loan, including current maturities due within one year, was $62 million and $78 million, respectively. The term loan matures in 2024, payable over four equal semi-annual principal installments in 2023 and 2024 and bears an average interest of 0.05%.

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

Cash Flow Hedges
The Company uses cash flow hedges primarily to hedge the exposure to variability in forecasted cash flows from foreign currency-denominated intercompany borrowings via cross-currency swaps. Gains or losses on the cross-currency swaps are reported as a component of Accumulated other comprehensive earnings (losses) (AOCE) and reclassified into earnings in the same period during which the hedged transaction affects earnings. The notional amount of the Company’s outstanding cash flow hedges as of September 30, 2022 and December 31, 2021 was approximately $34 million.

The effect of the Company’s cash flow hedges on the Condensed Consolidated Statements of Earnings in Other – net and AOCE for the three and nine months ended September 30, 2022 and 2021 was not material.

Fair Value Hedges
The Company uses fair value hedges primarily to hedge a portion of its fixed-rate long-term debt via interest rate swaps. Changes in the fair value of the interest rate swaps, along with the gain or loss on the hedged item, is recorded in earnings under the same line item, Interest expense – net. The notional amount of the Company’s outstanding fair value hedges as of September 30, 2022 and December 31, 2021 was $500 million.

The effect of the Company's fair value hedges on the Condensed Consolidated Statements of Earnings in Interest expense – net for the three and nine months ended September 30, 2022 and 2021, respectively, is as follows (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gain or (loss):
Interest rate swaps:
Hedged item	$11	$3	$36	$12
Derivatives designated as hedging instrument	$(11)	$(3)	$(36)	$(12)

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The fair value and carrying amounts of outstanding derivative instruments on the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, respectively, were as follows (in millions of dollars):

		As of
		September 30, 2022	December 31, 2021
	Balance Sheet Classification	Fair Value and Carrying Amounts
Cross-currency swap	Prepaid expenses and other current assets	$1	$—
	Other non-current liabilities	$—	$2
Interest rate swaps	Other assets	$—	$1
	Other non-current liabilities	$35	$—

The carrying amount of the liability hedged by the interest rate swaps recorded in Long-term debt, including the cumulative amount of fair value hedging adjustments, as of September 30, 2022 and December 31, 2021 totaled $465 million and $501 million, respectively.

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

NOTE 7 - DIVIDEND
On October 26, 2022, the Company’s Board of Directors declared a quarterly dividend of $1.72 per share, payable December 1, 2022, to shareholders of record on November 14, 2022.

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

Following is a summary of segment results (in millions of dollars):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Net sales	Operating earnings (losses)	Net sales	Operating earnings (losses)	Net sales	Operating earnings (losses)	Net sales	Operating earnings (losses)
High-Touch Solutions N.A.	$3,180	$550	$2,663	$387	$9,111	$1,506	$7,558	$975
Endless Assortment	701	58	646	59	2,117	175	1,913	172
Other	61	(5)	63	(8)	198	(10)	192	(17)
Total Company	$3,942	$603	$3,372	$438	$11,426	$1,671	$9,663	$1,130

The Company is a broad line distributor of MRO products and services. Products are regularly added and removed from the Company's product assortment. Accordingly, it would be impractical to provide sales information by product

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
category due to the way the business is managed, and the dynamic nature of the inventory offered, including the evolving list of products stocked and additional products available online but not stocked.

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

As previously disclosed, beginning in the fourth quarter of 2019, Grainger, KMCO, LLC (KMCO) and other defendants have been named in several product liability-related lawsuits in the Harris County, Texas District Court relating to an explosion at a KMCO chemical refinery located in Crosby, Harris County, Texas on April 2, 2019. The complaints in which Grainger has been named, which to date encompass approximately 186 plaintiffs, seek recovery of compensatory and other damages and relief in relation to personal injury, including one death and various other alleged injuries. On May 8, 2020, KMCO filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Texas for relief under Chapter 7 of Title 11 of the United States Bankruptcy Court in the case KMCO, LLC, No. 20-60028. As a result of the Chapter 7 proceedings, the claims against KMCO in the Harris County lawsuits were stayed. Effective January 1, 2021, the Bankruptcy Court lifted the stay with respect to KMCO. In the product liability related cases, the Harris County District Court has decided to conduct bellwether trials involving a subset of plaintiffs the Court believes are representative of the parties' claims and defenses. The first such trial is scheduled for mid-January 2023 and will include six plaintiffs. Additional trials may follow after the resolution of this initial trial.

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

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of W.W. Grainger, Inc. (Grainger or Company) as it is viewed by the Company. The following discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended December 31, 2021 included in the Company's 2021 Form 10-K and the Condensed Consolidated Financial Statements and accompanying notes included in Part I, Item 1: Financial Statements of this Form 10-Q.

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

Inflation Reduction Act of 2022
In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into United States (U.S.) law. Under the IRA, there is a new 15% corporate minimum tax and a new 1% excise tax on stock repurchases, effective after December 31, 2022. In addition, the IRA contains provisions relating to climate change, energy and health care. Based on Grainger's current analysis of the provisions, the Company does not anticipate a material impact to the Consolidated Financial Statements.

Russia’s Invasion of Ukraine
In February 2022, Russia invaded Ukraine. In response to the conflict, the U.S. and other countries have implemented economic and other sanctions. While Grainger has limited direct exposure in Russia and Ukraine, the Company continues to monitor any broader impact on the global economy, including with respect to inflation, supply chains and fuel prices. The full impact of the conflict on the Company’s business and financial results remains uncertain and will depend on the severity and duration of the conflict and its impact on global and regional economic conditions. The Company does not currently expect significant disruption to its overall business resulting from the conflict.

Inflationary Cost Environment and Macroeconomic Pressures
In combination with the economic recovery of the ongoing COVID-19 pandemic, the global economy continues to experience volatile disruptions including to the commodity, labor and transportation markets. These disruptions have contributed to an inflationary environment which has affected, and may continue to affect, the price and availability of certain products and services necessary for the Company's operations. Such disruptions have impacted, and may continue to impact, the Company's business, financial condition and results of operations. As a result of continued inflation, the Company has implemented strategies designed to mitigate certain adverse effects of higher costs during 2022 while also remaining market price competitive.

The Company continues to monitor economic conditions in the U.S. and globally, and the impact of macroeconomic pressures, including rising interest rates, fluctuating currency exchange rates and recession fears, on the

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Company’s business, customers, suppliers and other third parties. Historically, the Company’s broad and diverse customer base and the nondiscretionary nature of the Company’s products to its customers has helped it perform well in the industrial MRO market in recessionary periods. The full extent and impact of these conditions are uncertain and cannot be predicted at this time.

For further discussion of the Company's risks and uncertainties, see Part II, Item 1A: Risk Factors of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022 (First Quarter Form 10-Q) and Part I, Item 1A: Risk Factors in the Company’s 2021 Form 10-K.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Results of Operations –Three Months Ended September 30, 2022
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars):

	Three Months Ended September 30,
			Percent Increase/(Decrease) from Prior Year	As a Percent of Net Sales
	2022	2021		2022	2021
Net sales (1)	$3,942	$3,372	16.9%	100.0%	100.0%
Cost of goods sold	2,423	2,122	14.2	61.5	62.9
Gross profit	1,519	1,250	21.5	38.5	37.1
SG&A	916	812	12.8	23.2	24.1
Operating earnings	603	438	37.6	15.3	13.0
Other expense – net	16	16	6.8	0.4	0.5
Income tax provision	145	107	34.4	3.7	3.2
Net earnings	442	315	40.3	11.2	9.3
Noncontrolling interest	16	18	(11.4)	0.4	0.5
Net earnings attributable to W.W. Grainger, Inc.	$426	$297	43.4	10.8	8.8
Diluted earnings per share:	$8.27	$5.65	46.4%

(1) For further information regarding the Company's disaggregated revenue, see Note 2 of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1: Financial Statements of this Form 10-Q.

The following table is included as an aid to understanding the changes in Grainger's total net sales and daily sales from the prior period to the most recent period (in millions of dollars):

	Three Months Ended September 30,
	2022	2021
Net sales	$3,942	$3,372
$ Change from prior-year period	570	354
% Change from prior-year period	16.9%	11.7%

Daily sales (1)	$61.6	$52.7
$ Change from prior-year period	8.9	5.5
% Change from prior-year period	16.9%	11.7%

Daily sales impact of currency fluctuations	(3.4)%	0.1%

(1) Daily sales are defined as the total net sales for the period divided by the number of U.S. selling days in the period. There were 64 sales days in both the three months ended September 30, 2022 and 2021.

Net sales of $3,942 million for the three months ended September 30, 2022 increased $570 million, or 16.9%, compared to the same period in 2021. The increase in net sales was due to growth in the High-Touch Solutions N.A. and Endless Assortment segments. For further discussion on the Company's net sales, see the Segment Analysis section below.

Gross profit of $1,519 million for the three months ended September 30, 2022 increased $269 million, or 21%, compared to the same period in 2021. Gross profit margin of 38.5% increased 1.4 percentage points. The increase

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
was driven by favorability in the High-Touch Solutions N.A. and Endless Assortment segments. For further discussion on the Company's gross profit, see the Segment Analysis section below.

SG&A of $916 million for the three months ended September 30, 2022 increased $104 million, or 13%, compared to the same period in 2021. The increase was primarily due to higher payroll, marketing and variable compensation expenses.

Operating earnings of $603 million for the three months ended September 30, 2022 increased $165 million, or 38%, compared to the same period in 2021.

Income taxes of $145 million for the three months ended September 30, 2022 increased $38 million, or 34%, compared to the same period in 2021. The increase was primarily driven by higher taxable operating earnings for the third quarter of 2022. Grainger's effective tax rates were 24.7% and 25.5% for the three months ended September 30, 2022 and 2021, respectively. The decrease in the effective tax rate was primarily due to the mix of the Company's foreign earnings and increased stock compensation tax benefit.

Net earnings of $426 million attributable to W.W. Grainger, Inc. for the three months ended September 30, 2022 increased $129 million, or 43%, compared to the same period in 2021.

Diluted earnings per share was $8.27 for the three months ended September 30, 2022, an increase of 46% compared to $5.65 for the same period in 2021.

Segment Analysis
For further segment information, see Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1: Financial Statements of this Form 10-Q.

High-Touch Solutions N.A.
The following table shows reported segment results (in millions of dollars):

	Three Months Ended September 30,
	2022	2021	Percent Increase
Net sales	$3,180	$2,663	19.4%
Gross profit	$1,291	$1,048	23.2%
SG&A	$741	$661	12.1%
Operating earnings	$550	$387	42.1%

Net sales of $3,180 million for the three months ended September 30, 2022 increased $517 million, or 19.4%, compared to the same period in 2021. The increase was due to price, which includes customer mix, of 12.1% driven by price realization and volume, which includes product mix, of 7.5% due to sales growth in all geographies, partially offset by unfavorable foreign exchange of 0.2%.

Gross profit of $1,291 million for the three months ended September 30, 2022 increased $243 million, or 23%, compared to the same period in 2021. Gross profit margin of 40.6% increased 1.2 percentage points. The increase was driven by improved product mix and favorable price cost spread due to timing.

SG&A of $741 million for the three months ended September 30, 2022 increased $80 million, or 12%, compared to the same period in 2021. The increase was primarily due to higher payroll, marketing and variable compensation expenses. SG&A leverage improved by 1.5 percentage points.

Operating earnings of $550 million for the three months ended September 30, 2022 increased $163 million, or 42%, compared to the same period in 2021.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Endless Assortment
The following table shows reported segment results (in millions of dollars):

	Three Months Ended September 30,
	2022	2021	Percent Increase/ (Decrease)
Net sales	$701	$646	8.6%
Gross profit	$209	$183	13.6%
SG&A	$152	$124	21.4%
Operating earnings	$58	$59	(3.0)%

Net sales of $701 million for the three months ended September 30, 2022 increased $55 million, or 8.6%, compared to the same period in 2021. The increase was due to sales growth of 23.7%, driven by strong new customer acquisition and repeat business, as well as enterprise customer growth at MonotaRO, partially offset by unfavorable foreign exchange of 15.1% due to changes in the exchange rate between the U.S. dollar and the Japanese yen.

Gross profit of $209 million for the three months ended September 30, 2022 increased $26 million, or 14%, compared to the same period in 2021. Gross profit margin of 29.8% increased 1.3 percentage points compared to the same period in 2021. The increase was driven by freight efficiencies at MonotaRO and business unit mix.

SG&A of $152 million for the three months ended September 30, 2022 increased $28 million, or 21%, compared to the same period in 2021. The increase was primarily driven by higher payroll and benefits, marketing and occupancy expenses. SG&A leverage decreased by 2.2 percentage points.

Operating earnings of $58 million for the three months ended September 30, 2022 decreased $1 million, or 3%, compared to the same period in 2021.

Other
Net sales of $61 million for the three months ended September 30, 2022 decreased $2 million, or 3.0%, compared to the same period in 2021.

Operating losses of $5 million for the three months ended September 30, 2022 improved $3 million, or 48%, compared to the same period in 2021.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Results of Operations – Nine Months Ended September 30, 2022
The following table is included as an aid to understanding the changes in Grainger's total net sales and daily sales from the prior period to the most recent period (in millions of dollars):

	Nine Months Ended September 30,
			Percent Increase from Prior Year	As a Percent of Net Sales
	2022	2021		2022	2021
Net sales (1)	$11,426	$9,663	18.2%	100.0%	100.0%
Cost of goods sold	7,083	6,196	14.3	62.0	64.1
Gross profit	4,343	3,467	25.3	38.0	35.9
SG&A	2,672	2,337	14.3	23.4	24.2
Operating earnings	1,671	1,130	47.9	14.6	11.7
Other expense – net	50	46	11.3	0.4	0.5
Income tax provision	405	271	49.3	3.5	2.8
Net earnings	1,216	813	49.5	10.7	8.4
Noncontrolling interest	53	53	0.2	0.5	0.5
Net earnings attributable to W.W. Grainger, Inc.	$1,163	$760	52.9	10.2	7.9
Diluted earnings per share:	$22.52	$14.40	56.4%

(1) For further information regarding the Company's disaggregated revenue, see Note 2 of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1: Financial Statements of this Form 10-Q.

The following table is included as an aid to understanding the changes in Grainger's total net sales and daily sales from the prior period to the most recent period (in millions of dollars):

	Nine Months Ended September 30,
	2022	2021
Net sales	$11,426	$9,663
$ Change from prior-year period	1,763	807
% Change from prior-year period	18.2%	9.1%

Daily sales (1)	$59.5	$50.6
$ Change from prior-year period	8.9	4.5
% Change from prior-year period	17.6%	9.7%

Daily sales impact of currency fluctuations	(2.5)%	0.7%

(1) Daily sales are defined as the total net sales for the period divided by the number U.S. selling days in the period. There were 192 and 191 sales days in the nine months ended September 30, 2022 and 2021, respectively.

Net sales of $11,426 million for the nine months ended September 30, 2022 increased $1,763 million, or 18.2%, and on a daily basis, net sales increased 17.6% compared to the same period in 2021. The increase in net sales was due to growth in the High-Touch Solutions N.A. and Endless Assortment segments. For further discussion on the Company's net sales, see the Segment Analysis section below.

Gross profit of $4,343 million for the nine months ended September 30, 2022 increased $876 million, or 25%, compared to the same period in 2021. Gross profit margin of 38.0% increased 2.1 percentage points. The increase

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
was driven by favorability in the High-Touch Solutions N.A. and Endless Assortment segments. For further discussion on the Company's gross profit, see the Segment Analysis section below.

SG&A of $2,672 million for the nine months ended September 30, 2022 increased $335 million, or 14%, compared to the same period in 2021. The increase was primarily due to higher marketing, payroll and variable compensation expenses.

Operating earnings of $1,671 million for the nine months ended September 30, 2022 increased $541 million, or 48%, compared to the same period in 2021.

Income taxes of $405 million for the nine months ended September 30, 2022 increased $134 million or 49%, compared to the same period in 2021. The increase was primarily driven by higher taxable operating earnings for the nine months ended September 30, 2022. Grainger's effective tax rates were 25.0% for both the nine months ended September 30, 2022 and 2021.

Net earnings of $1,163 million attributable to W.W. Grainger, Inc. for the nine months ended September 30, 2022 increased $403 million, or 53%, compared to the same period in 2021.

Diluted earnings per share was $22.52 for the nine months ended September 30, 2022, an increase of 56% compared to $14.40 for the same period in 2021.

Segment Analysis
For further segment information, see Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1: Financial Statements of this Form 10-Q.

High-Touch Solutions N.A.
The following table shows reported segment results (in millions of dollars):

	Nine Months Ended September 30,
	2022	2021	Percent Increase
Net sales	$9,111	$7,558	20.5%
Gross profit	$3,666	$2,865	28.0%
SG&A	$2,160	$1,890	14.3%
Operating earnings	$1,506	$975	54.5%

Net sales of $9,111 million for the nine months ended September 30, 2022 increased $1,553 million, or 20.5%, compared to the same period in 2021. On a daily basis, net sales increased 19.9% due to price, which includes customer mix, of 10.4% driven by price realization and volume, which includes product mix, of 9.7% due to sales growth in all geographies, partially offset by unfavorable foreign exchange of 0.2%.

Gross profit of $3,666 million for the nine months ended September 30, 2022 increased $801 million, or 28%, compared to the same period in 2021. Gross profit margin of 40.2% increased 2.3 percentage points. The increase was due to lapping pandemic-related inventory adjustments in the first half of 2021 and improved product mix in 2022.

SG&A of $2,160 million for the nine months ended September 30, 2022 increased $270 million, or 14%, compared to the same period in 2021. The increase was primarily due to higher marketing, payroll and variable compensation expenses. SG&A leverage improved by 1.3 percentage points.

Operating earnings of $1,506 million for the nine months ended September 30, 2022 increased $531 million, or 54%, compared to the same period in 2021.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Endless Assortment
The following table shows reported segment results (in millions of dollars):

	Nine Months Ended September 30,
	2022	2021	Percent Increase
Net sales	$2,117	$1,913	10.7%
Gross profit	$615	$540	13.9%
SG&A	$441	$368	19.5%
Operating earnings	$175	$172	1.6%

Net sales of $2,117 million for the nine months ended September 30, 2022 increased $204 million, or 10.7%, compared to the same period in 2021. On a daily basis, net sales increased 10.1%. The increase was due to sales growth of 20.8%, driven by strong new customer acquisition and repeat business, as well as enterprise customer growth at MonotaRO, partially offset by unfavorable foreign exchange of 10.7% due to changes in the exchange rate between the U.S. dollar and the Japanese yen.

Gross profit of $615 million for the nine months ended September 30, 2022 increased $75 million, or 14%, compared to the same period in 2021. Gross profit margin of 29.1% increased 0.9 percentage point compared to the same period in 2021. The increase was driven by freight efficiencies at MonotaRO and Zoro.

SG&A of $441 million for the nine months ended September 30, 2022 increased $73 million, or 20%, compared to the same period in 2021. The increase was due to higher payroll and benefits, marketing and occupancy expenses. SG&A leverage decreased by 1.5 percentage points.

Operating earnings of $175 million for the nine months ended September 30, 2022 increased $3 million, or 2%, compared to the same period in 2021.

Other
Net sales of $198 million for the nine months ended September 30, 2022 increased $6 million, or 3.1%, compared to the same period in 2021.

Operating losses of $10 million for the nine months ended September 30, 2022 improved $7 million, or 44%, compared to the same period in 2021.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Financial Condition
Grainger believes its current balances of cash and cash equivalents, marketable securities and availability under its revolving credit facility will be sufficient to meet its liquidity needs for the next twelve months. The Company expects to continue to invest in its business and return excess cash to shareholders through cash dividends and share repurchases, which it plans to fund through cash flows generated from operations. Grainger also maintains access to capital markets and may issue debt or equity securities from time to time, which may provide an additional source of liquidity.

Cash, Cash Equivalents and Liquidity
As of September 30, 2022 and December 31, 2021, Grainger's cash and cash equivalents were $315 million and $241 million, respectively. As of September 30, 2022, the Company had approximately $1.6 billion in available liquidity.

Cash Flows
Net cash provided by operating activities was $973 million and $724 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in cash provided by operating activities was primarily due to higher net earnings, partially offset by working capital changes and increased tax payments compared to the same period in 2021.

Net cash used in investing activities was $212 million and $180 million for the nine months ended September 30, 2022 and 2021, respectively. The change in net cash used in investing activities was driven by increased U.S. supply chain investment compared to the prior year period.

Net cash used in financing activities was $668 million and $790 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in net cash used in financing activities was due to lower volume of treasury stock repurchases.

Working Capital
Internally generated funds are the primary source of working capital and funds used for growth initiatives and capital expenditures. Working capital as of September 30, 2022 was $2,726 million, an increase of $271 million when compared to $2,455 million as of December 31, 2021. The increase was primarily driven by increased accounts receivable and inventory due to continued sales growth, partially offset by higher accounts payable. As of September 30, 2022 and December 31, 2021, the ratio of current assets to current liabilities was 2.6 and 2.7, respectively.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit.

Total debt, which is defined as total interest-bearing debt and lease liabilities as a percent of total capitalization, was 51.4% and 56.2% as of September 30, 2022 and December 31, 2021, respectively.

Grainger receives ratings from two independent credit rating agencies: Moody's Investor Service (Moody's) and Standard & Poor's (S&P). Both credit rating agencies currently rate the Company's corporate credit at investment grade.

The following table summarizes the Company's credit ratings at September 30, 2022:

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

Important factors that could cause actual results to differ materially from those presented or implied in the forward-looking statements include, without limitation: the unknown duration and health, economic, operational and financial impacts of the global outbreak of the coronavirus disease 2019 and its variants (COVID-19), as well as the impact of actions taken or contemplated by government authorities to mitigate the spread of COVID-19 (such as vaccine mandates, mask mandates, social distancing or other requirements) and to promote economic stability and recovery, on the Company’s businesses, its employees, customers and suppliers, including disruption to the Company’s operations resulting from employee illnesses, the development, availability and usage of effective treatment or vaccines, changes in customers’ product needs, the acquisition of excess inventory leading to additional inventory carrying costs and inventory obsolescence, raw material, inventory and labor shortages, continued strain on global supply chains, and diminished transportation availability and efficiency, disruption caused by business responses to the COVID-19 pandemic, including remote working arrangements, which may create increased vulnerability to cybersecurity incidents, including breaches of information systems security, adaptions to the Company’s controls and procedures required by remote working arrangements, which could impact the design or operating effectiveness of such controls or procedures, and global or regional economic downturns or recessions, which could result in a decline in demand for the Company’s products; inflation, higher product costs or other expenses, including operational expenses; the impact of Russia's invasion of Ukraine on the global economy; a major loss of customers; loss or disruption of sources of supply; changes in customer or product mix; increased competitive pricing pressures; failure to enter into or sustain contractual arrangements on a satisfactory basis with group purchasing organizations; failure to develop, manage or implement new technology initiatives or business strategies; failure to adequately protect intellectual property or successfully defend against infringement claims; fluctuations or declines in the Company’s gross profit margin; the Company’s responses to market pressures; the outcome of pending and future litigation or governmental or regulatory proceedings, including with respect to wage and hour, anti-bribery and corruption, environmental, advertising and marketing, consumer protection, pricing (including disaster or emergency declaration pricing statutes), product liability, compliance or safety, trade and export compliance, general commercial disputes, or privacy and cybersecurity matters; investigations, inquiries, audits and changes in laws and regulations; failure to comply with laws, regulations and standards, including new or stricter environmental laws or regulations; government contract matters; disruption or breaches of information technology or data security systems involving the Company or third parties on which the Company depends; general industry, economic, market or political conditions; general global economic conditions including tariffs and trade issues and policies; currency exchange rate fluctuations; market volatility, including price and trading volume volatility or price declines of the Company’s common stock; commodity price volatility; facilities disruptions or shutdowns; higher fuel costs or disruptions in transportation services; geopolitical events, including war or acts of terrorism; other pandemic diseases or viral contagions; natural or human induced disasters, extreme weather and other catastrophes or conditions; effects of climate change; competition for, or failure to attract, retain, train, motivate and develop key employees; loss of key members of management or key employees; changes in effective tax rates; changes in credit ratings or outlook; the Company’s incurrence of indebtedness and other factors identified under Part I, Item 1A: Risk Factors in the Company's 2021 Form 10-K, as updated from time to time in the Company’s Quarterly Reports on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting
There were no changes in Grainger's internal control over financial reporting for the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings
For a description of the Company’s legal proceedings, see Note 9 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1: Financial Information of this Form 10-Q.

Item 1A: Risk Factors
The Company’s business, results of operations, and financial condition are subject to various risks and uncertainties, including those described in Part I, Item 1A: Risk Factors in the Company’s 2021 Form 10-K and in Part II, Item 1A: Risk Factors in the Company’s First Quarter Form 10-Q. The following risk factors are being provided to supplement and update the risk factors set forth in the Company’s 2021 Form 10-K and First Quarter Form 10-Q.
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

Additional effects from the COVID-19 pandemic on Grainger's business include adverse impacts on transportation, including shipping delays and port disruptions, increased shipping costs, constraints on the availability of products, inflation, and labor shortages, which have impacted Grainger’s ability to hire employees to fill all open positions. The potential for further disruptions from the COVID-19 pandemic, including closures of customer and supplier facilities remains. Furthermore, Grainger's ability to collect its accounts receivable or receive product ordered from suppliers, as customers and suppliers face higher liquidity and solvency risks and seek terms that are less favorable to Grainger, may adversely affect the Company’s business. These developments, alone or in combination, could materially adversely affect Grainger’s future sales and results of operations.

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

Furthermore, as a result of surges in demand and disruptions in supply chains, including in Asia and other locations, from time to time, the COVID-19 pandemic has resulted in shortages of certain PPE, cleaning supplies and other products. These shortages have impacted and in the future may continue to impact Grainger's ability to obtain or deliver inventory to customers on a timely basis or at all. While Grainger attempts to maintain sufficient inventory levels to meet quickly shifting customer demand patterns and supplier lead time requirements, which may become extended due to the pandemic demand increase, the Company cannot be certain it will be able to accurately predict demand or lead times, which might cause it to be unable to service customer demand or expose it to risks of product shortages. In the past, this uncertainty caused Grainger to acquire excess inventory, which led to additional inventory carrying costs and inventory obsolescence, and similar results may occur in the future.

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

Complying with government mandates could disrupt the workforce and operations and impose additional compliance and other costs. Requirements, including health and safety measures such as vaccine and mask mandates, social distancing requirements, travel bans, import and export restrictions, pricing mandates, including disaster or emergency declaration pricing statutes, and mandatory directives that certain products be allocated or provided to certain customers, could also disrupt the Company’s business and impose costs. If the Company is unable to respond to and manage the impact of these mandates, requirements or events, the Company’s business and results of operations may continue to be adversely affected.

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
Grainger’s logistics or supply chain network could be disrupted by the occurrence of: one or more natural or human induced disasters, including earthquakes, storms, hurricanes, floods, fires, droughts, tornados and other extreme weather; pandemic diseases or viral contagions such as the COVID-19 pandemic; geopolitical events, such as war, civil unrest or terrorist attacks in a country in which Grainger operates or in which its suppliers are located; disruptions in transport networks, including from transport provider or third party work stoppages related to labor strikes or lockouts; and the imposition of measures that create barriers to or increase the costs associated with international trade. For example, the outbreak of the COVID-19 pandemic has disrupted and may continue to disrupt the operations of the Company and its suppliers and customers, including as a result of disruption of supply chains or closures of suppliers' facilities in China. Customer demand for certain products has also fluctuated as the pandemic has progressed, which has challenged Grainger's ability to anticipate and/or procure product to maintain inventory levels to meet that demand. These factors have resulted in higher out-of-stock inventory positions in certain products as well as delays in delivering those products to the Company's distribution centers, branches or customers, and similar results may occur in the future. Even when Grainger is able to find alternate sources for certain products, they may cost more or require the Company to incur higher transportation costs, which could adversely impact the Company's profitability and financial condition. Any of these circumstances could impair Grainger's ability to meet customer demand for products and result in lost sales, increased supply chain costs, penalties or damage to Grainger's reputation. Grainger’s ability to provide same-day shipping and next-day delivery is an integral component of Grainger’s business strategy and any such disruption could adversely impact results of operations and financial performance.

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
Economic, political and industry trends affect Grainger’s business environment. Grainger serves several industries and markets in which the demand for its products and services is sensitive to the production activity, capital spending and demand for products and services of Grainger’s customers. Many of these customers operate in markets that are subject to cyclical fluctuations resulting from market uncertainty, trade and tariff policies, costs of goods sold, currency exchange rates, interest rate fluctuations, economic downturns, recessions, foreign competition, offshoring of production, oil and natural gas prices, geopolitical developments, labor shortages, inflation, natural or human induced disasters, extreme weather, outbreaks of pandemic disease such as the COVID-19 pandemic, inflation, deflation, and a variety of other factors beyond Grainger’s control. Any of these factors could cause customers to idle or close facilities, delay purchases, reduce production levels, or experience reductions in the demand for their own products or services.

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
Grainger’s exposure to fluctuations in foreign currency rates results primarily from the translation exposure associated with the preparation of the Consolidated Financial Statements (Financial Statements), as well as from transaction exposure associated with transactions in currencies other than an entity’s functional currency. While the Financial Statements are reported in U.S. dollars, the Financial Statements of Grainger’s subsidiaries outside the U.S. are prepared using the local currency as the functional currency and translated into U.S. dollars. In addition, Grainger is exposed to foreign currency exchange rate risk with respect to the U.S. dollar relative to the local currencies of Grainger’s international subsidiaries, primarily the Canadian dollar, euro, pound sterling, Mexican peso, renminbi and yen, arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries, sales to customers, purchases from suppliers, and bank loans and lines of credit denominated in foreign currencies. Grainger also has foreign currency exposure to the extent receipts and expenditures are not denominated in a subsidiary’s functional currency and that could have an impact on sales, costs and cash flows. These fluctuations in foreign currency exchange rates has affected and may continue to affect Grainger’s results of operations and impact reported net sales and net earnings.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities – Third Quarter 2022

Period	Total Number of Shares Purchased (A) (B)	Average Price Paid per Share (C)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (D)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1 – July 31	96,618	$466.25	96,562	3,396,880
Aug. 1 – Aug. 31	119,010	$568.63	119,010	3,277,870
Sept. 1 – Sept. 30	133,187	$533.03	133,187	3,144,683
Total	348,815		348,759

(A)There were no shares withheld to satisfy tax withholding obligations.
(B)The difference of 56 shares between the Total Number of Shares Purchased and the Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs represents shares purchased by the administrator and record keeper of the W.W. Grainger, Inc. Retirement Savings Plan for the benefit of the employees who participate in the plan.
(C)Average price paid per share excludes commissions of $0.01 per share paid.
(D)Purchases were made pursuant to a share repurchase program approved by Grainger's Board of Directors and announced April 28, 2021 (2021 Program). The 2021 Program authorized the repurchase of up to 5 million shares with no expiration date.

Item 5: Other Information
On October 26, 2022, the Company formalized a written Compensation Continuation - Severance Policy Guidance
(Policy Guidance) for U.S. team members only. The Policy Guidance memorializes prior Company practice related to severance. Pursuant to the Policy Guidance, the Company may, at its discretion, provide certain payments and benefits to regular full-time and part-time team members, including the Company's named executive officers, who cease employment with the Company as a result of position elimination, termination related to a divestment, termination due to a shift in business circumstances, a material change in duties, a material change in compensation, mutual agreement between the Company and team member, or as otherwise determined by the Company, subject to the team member being actively working at the time their role is impacted or within six months of an approved medical leave, and their execution of a Release of Claims Agreement. The term of payment of compensation and related benefits coverage (Compensation Coverage Period) is based on the team member’s length of service with the Company and job classification and level. In general, named executive officers are eligible to receive payments and benefits for a minimum of 12 months. During the Compensation Coverage Period, eligible team members will also continue to receive benefits to which they subscribed at the time they ceased employment. Team members, including the named executive officers, are generally eligible to receive a pro-rata payment under the Company’s Management Incentive Plan for the year in which they separate and any long-term incentives continue to vest during the Compensation Coverage Period.

The foregoing summary of the Policy Guidance does not purport to be complete and is qualified in its entirety by reference to the full text of the Policy Guidance, a copy of which is filed as Exhibit 10.1 hereto.

W.W. Grainger, Inc. and Subsidiaries
Item 6: Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Severance Policy Guidance.*
10.2	First Amendment to Credit Agreement, dated as of August 29, 2022, by and among W.W. Grainger, Inc., the lenders party thereto and JPMorgan Chase, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated August 30, 2022.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(*) Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. GRAINGER, INC.
Date:	October 28, 2022	By:	/s/ Deidra C. Merriwether
Deidra C. Merriwether
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)
Date:	October 28, 2022	By:	/s/ Laurie R. Thomson
Laurie R. Thomson
Vice President and Controller
(Principal Accounting Officer)