Form 10-K
period 2022-12-31
W.W. GRAINGER, INC.
filed 2023-02-21
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §2401.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $20,641,746,573 as of the close of trading as reported on the New York Stock Exchange on June 30, 2022. The Company does not have nonvoting common equity.
The registrant had 50,199,270 shares of the Company’s Common Stock outstanding as of February 15, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed in connection with the annual meeting of shareholders to be held on April 26, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (Form 10-K) where indicated. The registrant's definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Important factors that could cause actual results to differ materially from those presented or implied in the forward-looking statements include, without limitation: inflation, higher product costs or other expenses, including operational and administrative expenses; the impact of macroeconomic pressures and geopolitical trends, changes and events, including the impact of Russia’s invasion of Ukraine on the global economy, tensions across the Taiwan Straits and in overall relations with China, and the ramifications of these and other events; a major loss of customers; loss or disruption of sources of supply; the unknown duration and health, economic, operational and financial impacts of the global outbreak of the coronavirus disease 2019 and its variants (COVID-19); changes in customer or product mix; increased competitive pricing pressures; changes in third party practices regarding digital advertising; failure to enter into or sustain contractual arrangements on a satisfactory basis with group purchasing organizations; failure to develop, manage or implement new technology initiatives or business strategies, including with respect to the Company’s eCommerce platforms; failure to adequately protect intellectual property or successfully defend against infringement claims; fluctuations or declines in the Company's gross profit margin; the Company’s responses to market pressures; the outcome of pending and future litigation or governmental or regulatory proceedings, including with respect to wage and hour, anti-bribery and corruption, environmental, regulations related to advertising, marketing and the Internet, consumer protection, pricing (including disaster or emergency declaration pricing statutes), product liability, compliance or safety, trade and export compliance, general commercial disputes, or privacy and cybersecurity matters; investigations, inquiries, audits and changes in laws and regulations; failure to comply with laws, regulations and standards, including new or stricter environmental laws or regulations; government contract matters; disruption or breaches of information technology or data security systems involving the Company or third parties on which the Company depends; general industry, economic, market or political conditions; general global economic conditions including tariffs and trade issues and policies; currency exchange rate fluctuations; market volatility, including price and trading volume volatility or price declines of the Company’s common stock; commodity price volatility; facilities disruptions or shutdowns; higher fuel costs or disruptions in transportation services; outbreaks of pandemic disease or viral contagions such as the COVID-19 pandemic; natural or human induced disasters, extreme weather and other catastrophes or conditions; effects of climate change; failure to execute on our efforts and programs related to environmental, social and governance matters; competition for, or failure to attract, retain, train, motivate and develop executives and key employees; loss of key members of management or key employees; changes in effective tax rates; changes in credit ratings or outlook; the Company’s incurrence of indebtedness or failure to comply with restrictions and obligations under its debt agreements and instruments and other factors identified under Part I, Item 1A: Risk Factors and elsewhere in this Form 10-K.

Caution should be taken not to place undue reliance on the Company’s forward-looking statements and the Company undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I
Item 1: Business
W.W. Grainger, Inc., incorporated in the State of Illinois in 1928, is a broad line, distributor of maintenance, repair and operating (MRO) products and services with operations primarily in North America (N.A.), Japan and the United Kingdom (U.K.). In this report, the words “Grainger” or “Company” mean W.W. Grainger, Inc. and its subsidiaries, except where the context makes it clear that the reference is only to W.W. Grainger, Inc. itself and not its subsidiaries.

For financial information regarding the Company, see the Consolidated Financial Statements and Notes included in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K.

The Grainger Edge
Grainger's strategic framework, “The Grainger Edge,” uniquely defines the Company by asserting why it exists, how it serves customers and how team members work together to achieve its objectives. Grainger’s purpose is We Keep the World Working®, which in turn allows customers to focus on the core of their businesses and do what they do best.

This framework also outlines a set of principles that define the behaviors expected from Grainger’s team members in working with each other and the Company's customers, suppliers and communities as Grainger executes its strategy and creates value for shareholders. For further information on the Company's principles, see below "Workplace Practices and Policies."

General
Grainger's two reportable segments are High-Touch Solutions N.A. and Endless Assortment. These reportable segments align with Grainger's go-to-market strategies and bifurcated business models of high-touch solutions and endless assortment. For further segment information, see Part II, Item 7: Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations and Note 14 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K.

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

Endless Assortment
The Company’s Endless Assortment segment provides a streamlined and transparent online platform with one-stop shopping for millions of products. The Endless Assortment segment includes the Company’s Zoro Tools, Inc. (Zoro) and MonotaRO Co., Ltd. (MonotaRO) online channels which operate predominately in the U.S. and Japan.

Other
Other businesses is primarily comprised of the Company's Cromwell business in the U.K. and a wholly owned captive insurance entity. These businesses individually and in the aggregate do not meet the criteria of a reportable segment.

Business Models
Competing with both high-touch solutions and endless assortment business models allows Grainger to leverage its scale and advantaged supply chain to meet the changing needs of its customers. The following provides a high-level view of the Company's business models:

Customers
The Company uses a combination of its two business models to serve its more than 4.5 million customers worldwide which rely on Grainger for products and services that enable them to run safe, sustainable and productive operations. Grainger’s customers range from smaller businesses to large corporations, government entities and other institutions, representing a broad collection of industries, including, but not limited to commercial, healthcare, and manufacturing. No single end customer accounted for more than 4% of total sales for the year ended December 31, 2022.

In the High-Touch Solutions N.A. segment, customers are typically mid-size and large businesses with complex purchasing operations and processes. Many customers served in this segment expect product and service depth and are focused on total cost of procurement. Customers in this segment utilize sophisticated electronic purchasing platforms that communicate directly with Grainger.com through eProcurement technology. Sales and service representatives drive relationships with customers by helping select the right products and reducing costs by utilizing Grainger as a consistent source of supply. KeepStock®, Grainger's inventory management solution, serves customers on site, offering valuable insights to drive efficiencies and cost savings. The North American Customer Service Centers handle customer interactions for the region via phone, email, eCommerce portals and online chat.

In the Endless Assortment segment, customers are typically smaller and mid-size businesses with less complex purchasing operations and processes. Customers served in this segment have straight-forward product and service needs. Additionally, MonotaRO continues to attract and retain large enterprise customers. Customers purchasing through the endless assortment platforms are focused on transparent pricing and an easy-to-navigate procurement process. MonotaRO and Zoro offer an innovative customer experience by allowing customers to quickly find competitively priced products through intuitive business-focused eCommerce platforms with intelligent analytic capabilities.

Products and Services
Grainger’s product offering is grouped under several broad categories, including safety and security, material handling and storage, pumps and plumbing equipment, cleaning and maintenance, metalworking and hand tools. Products are regularly added and removed from Grainger's product lines based on customer demand, market research, suppliers' recommendations and other factors. No single product category comprised more than 20% of the Company's sales for the year ended December 31, 2022.

In the High-Touch Solutions N.A. segment, Grainger.com provides real-time price and product availability, detailed product information and features, such as product search and compare capabilities. The high-touch solutions businesses offer more than 2 million products and several services, such as technical support and inventory management.

In the Endless Assortment segment, Grainger offers an expansive product assortment and a broad, extensive product range that contains millions of products including those outside of traditional industrial MRO categories. Zoro offers more than 11 million products and MonotaRO provides access to more than 20 million products, primarily through its websites and catalogs. The endless assortment businesses continue to enhance assortment by strategically adding products and expanding the offer of third party held products.

Distribution and Sources of Supply
In the large and fragmented MRO industry, Grainger holds an advantaged position with its supply chain infrastructure and a broad in-stock product offering. More than 5,000 suppliers worldwide provide Grainger businesses with more than 1.4 million products stocked in Distribution Centers (DCs) and branches globally. No single supplier comprised more than 5% of Grainger's total purchases for the year ended December 31, 2022.

In the High-Touch Solutions N.A. segment, DCs are the primary order fulfillment channel, mainly through direct shipments to customers. Automation in the DCs allows orders to ship complete with next-day delivery and also replenish branches that provide same-day availability to customers. Grainger’s North American distribution network supplies inventory planning and management, transportation and distribution services to all Grainger businesses in the North American region. Branches serve the immediate needs of customers by allowing them to directly pick up items and leverage branch staff for their technical product expertise and search-and-select support. Additionally,

Grainger offers comprehensive inventory management through its KeepStock® program that includes vendor-managed inventory, customer-managed inventory and onsite vending machines.

In the Endless Assortment segment, orders are placed primarily through online channels. Zoro leverages the High-Touch Solution N.A.'s DC network and third-party drop shipments to deliver seamless service and product fulfillment to customers. MonotaRO fulfills customer orders through local DCs and third-party drop shipments.

For further information on the Company’s properties, see Part I, Item 2: Properties of this Form 10-K.

Trademarks and Service Marks
Grainger conducts business under various trademarks and service marks. Approximately 20% of 2022 sales were private label MRO items bearing Grainger’s registered trademarks, including DAYTON®, SPEEDAIRE®, AIR HANDLER®, TOUGH GUY®, WESTWARD®, CONDOR® and LUMAPRO®. Grainger also provides a suite of inventory services to its customers under the KEEPSTOCK® brand, which is a registered service mark. Grainger has taken steps to protect these service marks and trademarks against infringement and believes they will remain available for future use in its business.

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

Government Regulations
Grainger’s business is subject to a wide array of laws, regulations and standards in each domestic and foreign jurisdiction where Grainger operates. In addition to Grainger’s U.S. based operations, which in 2022 generated approximately 82% of its consolidated net sales, Grainger operates its business principally through wholly owned subsidiaries in Canada, Mexico and the U.K., and through its majority-owned subsidiary in Japan. Compliance with these laws, regulations and standards requires the dedication of time and effort of team members as well as financial resources. In 2022, compliance with the applicable laws, regulations and standards did not have a material effect on capital expenditures, earnings or competitive position. See Part I, Item 1A: Risk Factors of this Form 10-K for a discussion of the risks associated with government regulations that may materially impact Grainger.

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

Grainger believes that a purpose-driven culture is an asset that creates a sustainable, competitive advantage for the Company. Building on its strong foundation while evolving a framework to address the future is critical to Grainger’s continued success. Grainger has been consistently recognized for its commitment to its culture, diversity, equity and inclusion efforts and employee engagement.

Team Member Profile
As of December 31, 2022, Grainger had more than 26,000 team members worldwide, of whom approximately 23,000 were full-time and 3,000 were part-time or temporary. Approximately 86% of these team members resided in

North America, 8% in Asia and 6% in Europe. Grainger has not experienced any major work stoppages and considers team member relations to be good.

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
•Compete with Urgency

Grainger’s purpose-driven culture and principles help the Company attract, retain, motivate and develop its workforce and drive team member engagement. The Company believes an engaged workforce leads to a more innovative, productive and profitable company and measures team member engagement on an ongoing basis. The results from engagement surveys are used to inform programs and processes designed and implemented to enhance the inclusive culture Grainger aspires to achieve.

Health and Safety
Grainger strives to provide a safe work environment and ensuring team members are properly prepared to perform the many tasks required to support customers. The Company’s Environmental, Health and Safety (EHS) program is designed to integrate EHS into Grainger’s business operations and comply with applicable regulations. To that end, the Company requires each of its locations to perform regular safety audits to confirm proper safety policies, programs, procedures and training are in place and operating effectively.

The Company is focused on promoting a culture of safety and education. Operational team members must complete routine training to fully understand the expectation of behaviors defined by the Company’s global EHS policy. Managing and reducing risks at DCs and other facilities remain a core objective and injury rates continue to be low. In 2022, the Company’s Occupational Safety and Health Administration (OSHA) Total Recordable Incident Rate in the U.S. was 1.3 and the Company’s Lost Time Incident Rate in the U.S. was 0.4 based upon the number of incidents per 100 team members (or per 200,000 work hours).

Diversity, Equity and Inclusion
Grainger believes a diverse talent pool is essential to live its principles, foster innovation, build high-performing teams and drive business results. The Company understands that future business success requires a mix of current and new skill sets, multiple experiences, and a diversity of backgrounds and perspectives, and strives to reflect this priority in its hiring, retention and promotion practices. The Company aspires to increasingly promote a welcoming, inclusive culture that values all people – regardless of sex, gender, race, color, religion, national origin, age, disability, veteran status, sexual orientation, gender expression or experiences – through recruiting outreach, internal networking, business resource groups and mentoring programs.
Grainger's commitment to diversity, equity and inclusion starts at the top. The Company’s Board of Directors is comprised of approximately 33% female and 25% racially and ethnically diverse directors. Grainger also maintains this strong commitment with the CEO's leadership team and throughout the organization. The CEO's leadership team is comprised of approximately 43% women and approximately 29% racially and ethnically diverse leaders. As of December 31, 2022, within Grainger’s U.S. workforce, approximately 39% of team members were women and approximately 39% of team members were racially and ethnically diverse.

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

Compensation and Benefits
Grainger believes that its future success is highly dependent upon the Company’s continued ability to attract, retain and motivate team members. As part of its efforts in these areas, the Company offers competitive compensation and benefits to meet the diverse needs of team members and support their physical and mental health and well-being, financial future and work-life balance. Team members are given access to health plan resources which include 24-hour virtual health services, disease management, tobacco cessation, parental support, stress management and weight loss programs with access to online support communities. In addition, Grainger provides retirement savings, paid holidays and time off, educational assistance and income protection benefits as well as a variety of other programs.

Available Information
Grainger's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are filed with the U.S. Securities and Exchange Commission (SEC). Such reports and other information filed with the SEC are available free of charge as soon as reasonably practicable after these materials are electronically filed with, or furnished to, the SEC on the Company's website at www.grainger.com, and its investor relations website, invest.grainger.com. This includes press releases and other information about financial performance, information on environmental, social and governance matters, and details related to the Company’s annual meeting of shareholders. The content of the Company's website and investor relations website is not incorporated by reference into this Form 10-K or in any other report or document filed with the SEC, and any references to Grainger’s website and investor relations website are intended to be inactive textual references only. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Information about Executive Officers
Following is information about the executive officers of Grainger, including age, as of January 31, 2023. Executive officers of Grainger generally serve until the next annual appointment of officers, or until earlier resignation or removal.

Name and Age	Positions and Offices Held and Principal Occupation and Employment
Nancy L. Berardinelli-Krantz (45)
Senior Vice President and Chief Legal Officer, a position assumed in January 2023 after John L. Howard stepped down as General Counsel(1). Previously, Ms. Berardinelli-Krantz served in roles of increasing responsibility at Eaton Corporation (Eaton), a power management company, from 2011-2015 and again from 2017-2022. Her most recent position was Senior Vice President and Deputy Chief Legal Officer. After her return to Eaton, her other positions were: Senior Vice President and General Counsel, Digital, Innovation and Technology; Senior Vice President, Ethics and Compliance; and Vice President and Chief Counsel, Litigation. Ms. Berardinelli-Krantz held various positions of senior leadership at The Goodyear Tire & Rubber Company and worked for the international law firm of Jones Day. Ms. Berardinelli-Krantz is a veteran of the United States Army and Judge Advocate General’s Corps, where she served as a trial attorney in Fort Hood, Texas, and for the Contract Appeals Division in Washington, D.C. She also served as a trial defense counsel in Baghdad, Iraq.

Kathleen S. Carroll (54)
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

D.G. Macpherson (55)
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

Deidra C. Merriwether (54)
Senior Vice President and Chief Financial Officer, a position assumed in January 2021. Previously, Ms. Merriwether served as Senior Vice President, and President, North American Sales & Services, a position assumed in November 2019, Senior Vice President, U.S. Direct Sales and Strategic Initiatives, a position assumed in September 2017, Vice President, Pricing and Indirect Procurement, a position assumed in 2016 and as a Vice President in Finance from 2013 to 2016. Prior to Grainger, Ms. Merriwether held various positions of increasing responsibility at Sears Holdings Corporation, a broadline retailer, PriceWaterhouseCoopers, a global professional services firm, and Eli Lilly & Company, a global pharmaceutical company.

Paige K. Robbins (54)
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

Laurie R. Thomson (49)
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

(1) As previously disclosed on the Company's Current Report on Form 8-K filed with the SEC on December 15, 2022, Mr. Howard stepped down as the Company's General Counsel on January 30, 2023. He will continue as Senior Vice President until July 31, 2023 and as an active employee for six months thereafter.

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
Market variables, such as inflation of product costs, labor rates and fuel, freight and energy costs, as well as geopolitical events could potentially cause the Company to be unable to manage its operating and administrative expenses in a way that would enable it to leverage its revenue growth into higher net earnings. For example, Russia’s invasion of Ukraine and other geopolitical conflicts, as well as the related international response, has and may continue to exacerbate inflationary pressures, including causing increases in fuel and other energy costs. In addition, Grainger's inability to pass on increases in costs to customers in a timely manner, or at all, could cause Grainger's operating and administrative expenses to grow, which could result in lower gross profit margins and lower net earnings.

Disruptions in Grainger’s supply chain could result in an adverse impact on results of operations.
Grainger’s logistics or supply chain network could be disrupted by the occurrence of: one or more natural or human induced disasters, including earthquakes, tsunamis, storms, hurricanes, floods, fires, droughts, tornados and other extreme weather; pandemic diseases or viral contagions such as the COVID-19 pandemic; geopolitical events, such as war, civil unrest or terrorist attacks in a country in which Grainger operates or in which its suppliers are located; disruptions in transport networks, including from transport providers or third party work stoppages related to labor strikes or lockouts; and the imposition of measures that create barriers to or increase the costs associated with international trade. Even when Grainger is able to find alternate sources for certain products, they may cost more or require the Company to incur higher transportation costs, which could adversely impact the Company's profitability and financial condition. Any of these circumstances could impair Grainger's ability to meet customer demand for products and result in lost sales, increased supply chain costs, penalties or damage to Grainger's reputation. Grainger’s ability to provide same-day shipping and next-day delivery is an integral component of Grainger’s business strategy and any such disruption could adversely impact results of operations and financial performance.

Furthermore, in connection with Russia’s invasion of Ukraine, the U.S. and other countries have responded by imposing major, and potentially prolonged, economic sanctions and other responses. Although Grainger's business has limited direct exposure in Russia and Ukraine, further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, which could adversely affect Grainger’s business and/or supply chain, customers and/or suppliers in the broader region. Similarly an increase in tensions across the Taiwan Straits and in overall relations with China, and the potential of various resulting actions and responses of the international community and other factors affecting trade in and from the region could disrupt the sourcing and manufacturing of products in the region. It is not possible to predict whether these events will occur, or the broader consequences of these events if they did occur, which could include further instability, geopolitical shifts and adverse effects on the global economy or possible sanctions, embargoes or other trade barriers.

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
Grainger’s competitive strengths include product selection and availability. Products are purchased from more than 5,000 suppliers located in various countries around the world, not one of which accounted for more than 5% of total purchases.

Disruptions in procuring sources of supply could occur due to factors beyond Grainger’s control. These factors could include economic downturns, recessions, outbreaks of pandemic disease such as the COVID-19 pandemic or other similar global pandemics, natural or human induced disasters, extreme weather, geopolitical unrest, tariffs, new tariffs or tariff increases, trade issues and policies, detention orders or withhold release orders on imported products, labor problems or shortages experienced by Grainger’s suppliers or others in the supply chain, transportation availability, staffing and cost, shortage of raw materials, supplier consolidation, unilateral product cost increases by suppliers of products in short supply, inflation and other factors, any of which could adversely affect a supplier’s ability to manufacture or deliver products or could result in an increase in Grainger’s product costs.

Further, Grainger sources products from Asia and other areas of the world. This increases the risk of supply disruption due to the additional lead time required, distances involved, and the range of potential consequences of various geopolitical risks. If Grainger was unable to promptly replace sources of supply that become disrupted, there could be adverse effects on inventory levels, results of operations, customer relationships and Grainger’s reputation. In addition, Grainger has strategic relationships with a number of vendors. In the event Grainger was unable to maintain those relations, there might be a loss of competitive pricing advantages which could, in turn, adversely affect results of operations.

Grainger requires its suppliers and their sub-suppliers, for products sold in the U.S., Canada and Mexico, to comply with Grainger’s Supplier Code of Ethics, or other similar responsible sourcing standards, as a condition to doing business with Grainger. Grainger’s Supplier Code of Ethics focuses on four main areas of ethical sourcing: human rights, labor (including prohibitions on child and forced labor), environment and anti-corruption. Grainger does not control its suppliers and their sub-suppliers, and neither Grainger nor its suppliers or other partners may be able to uncover all instances of noncompliance with Grainger’s Supplier Code of Ethics and ethical and lawful business practices. Even an isolated incident, or the aggregate effect of individually insignificant incidents, can erode trust and confidence, particularly if they result in adverse publicity, governmental investigations, product recalls, or litigation, and as a result, could tarnish Grainger’s brand and lead to adverse effects on Grainger’s business.

Grainger’s business and operations have been and could in the future be adversely affected by the global outbreak of the Coronavirus and its variants (COVID-19 pandemic), or other global outbreaks of pandemic disease.
Any global outbreaks of pandemic disease, such as the COVID-19 pandemic, could have a material adverse effect on Grainger’s business, results of operations and financial condition, including liquidity, capital and financing resources.

Additional effects from global pandemics on Grainger's business could include adverse impacts on transportation, including shipping delays and port disruptions, increased shipping costs, constraints on the availability of products, inflation, and labor shortages. Furthermore, Grainger's ability to collect its accounts receivable or receive product ordered from suppliers, as customers and suppliers face higher liquidity and solvency risks and seek terms that are less favorable to Grainger, may adversely affect the Company’s business. These adverse effects could result in product shortages, including certain PPE and cleaning supplies, and may impact the Company’s ability to maintain sufficient inventory and to accurately predict demand or lead times, which might cause it to be unable to service customer demand or expose it to risks of product shortages. Addressing shortages may require the Company to procure products from new suppliers or through brokers with whom it has a limited or no prior relationship. These developments, alone or in combination, could materially adversely affect Grainger’s future sales and results of operations.

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

The duration and ultimate impact of a global pandemic on the Company’s business, results of operations and financial condition will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be predicted at this time. Such factors and developments may include the extent and geographic spread, severity and duration of the pandemic, including whether there are periods of increased cases, the extent and duration of the impact on the U.S. or global economy, including the pace and extent of recovery when the pandemic subsides, and the actions that have been or may be taken by various governmental authorities in response to the outbreak.

In addition, if the Company is unable to respond to and manage the impact of governmental mandates, requirements or other directives related to a pandemic, the Company’s business and results of operations may be adversely affected.

Volatility in commodity prices may adversely affect gross margins.
Some of Grainger’s products contain significant amounts of commodity-priced materials, such as steel, copper, petroleum derivatives, rare earth minerals, or other materials or inputs required to manufacture certain products and are subject to price changes based on fluctuations in the commodities market. The recent global geopolitical and trade environment has resulted in raw material inflation and potential for increased escalation of domestic and international tariffs and retaliatory trade policies. Further changes in U.S. trade policy (including new or additional increases in duties or tariffs) and retaliatory actions by U.S. trade partners could result in a worsening of economic conditions. The level of demand for Grainger's products and services is influenced in multiple ways by the price and availability of raw materials and commodities, including fuel. Fluctuations in the price of fuel or increased demand for freight services, including as a result of outbreaks of pandemic disease such as the COVID-19 pandemic, could affect transportation costs. Grainger’s ability to pass on such increases in costs in a timely manner depends on market conditions. The inability to pass along cost increases could result in lower gross margins. In addition, higher prices could reduce demand for these products, resulting in lower sales volumes.

Fluctuations in foreign currency could have an effect on reported results of operations.
Grainger’s exposure to fluctuations in foreign currency rates results primarily from the translation exposure associated with the preparation of the Consolidated Financial Statements, as well as from transaction exposure associated with transactions in currencies other than an entity’s functional currency. While the Consolidated Financial Statements are reported in U.S. dollars, the Financial Statements of Grainger’s subsidiaries outside the U.S. are prepared using the local currency as the functional currency and translated into U.S. dollars. In addition, Grainger is exposed to foreign currency exchange rate risk with respect to the U.S. dollar relative to the local currencies of Grainger’s international subsidiaries, primarily the Japanese yen, Canadian dollar, British pound sterling, Mexican peso, Chinese renminbi and euro, arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries, sales to customers, purchases from suppliers, and bank loans and lines of credit denominated in foreign currencies. The foreign currency exchange rate is driven by a variety of macroeconomic factors and fiscal decisions of various governments and central banks, all of which Grainger has no control over. Grainger also has foreign currency exposure to the extent receipts and expenditures are not denominated in a subsidiary’s functional currency and that could have an impact on sales, costs and cash flows. These fluctuations in foreign currency exchange rates has affected and may continue to affect Grainger’s results of operations and impact reported net sales and net earnings.

The facilities maintenance industry is highly competitive, and changes in competition could result in decreased demand for Grainger’s products and services.
Grainger competes in a variety of ways, including product assortment and availability, services offered to customers, pricing, purchasing convenience, and the overall experience Grainger offers. This includes the ease of use of Grainger’s high-touch operations, eCommerce platforms and delivery of products.

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

Moreover, Grainger expects technological advancements and the increased use of eCommerce solutions within the industry to continue to evolve at a rapid pace. As a result, Grainger’s ability to effectively compete requires Grainger to respond and adapt to new industry trends and developments. Developing, upgrading, managing or implementing new technologies, business applications, strategies and innovations may require significant investment of resources by the Company, may result in unexpected costs and disruptions to operations, may take longer than expected, may increase the Company’s vulnerability to cyber breaches, attacks or intrusions, and may not provide all anticipated benefits.

The growth of Grainger’s eCommerce platforms exposes Grainger to additional risks which could adversely affect Grainger’s reputation, financial performance and operating results.
The successful execution of Grainger’s eCommerce growth strategy depends on a number of factors, including the Company’s investment in its eCommerce platforms, consumer preferences and purchasing trends, and the ability to deliver a seamless procurement experience across digital and also physical retail channels. As its eCommerce platforms have grown in recent years, Grainger has increased, and expects to continue to increase, its investments in developing, managing and implementing technology information systems, software development and other capabilities to provide simplified customer interactions and to provide high-quality, user-friendly service to its customers and streamline customer interactions. Grainger has also made significant investments in digital advertising and customer acquisition and retention efforts for its eCommerce channels, including through paid and non-paid advertising such as display advertising, search engine optimization, email and mobile “push” notifications. If Grainger’s customer-facing technology systems are perceived as more difficult or less compelling for customers to use than those of the Company’s competitors, or if digital marketing efforts are unsuccessful or if Grainger is otherwise unsuccessful at realizing the benefits of these investments, its reputation, financial condition and operating results may be adversely affected.

In addition, the successful operation of Grainger’s eCommerce channels depends in part upon third parties and factors over which Grainger has limited or no control. For example, Grainger relies in part on Internet search engines to drive traffic to its websites, and the reach of Grainger’s eCommerce channels is impacted by how and where its websites rank in both paid and unpaid search results. Potential changes to search engine ranking rules could cause Grainger’s websites to place lower in search results and cause Grainger to incur increased advertising costs in order to increase its visibility. Further, ongoing changes in the legal and regulatory requirements surrounding data privacy, online tracking technologies such as cookies, digital advertising and other eCommerce matters could require Grainger to modify its eCommerce strategy, incur significant additional costs to comply with such changes or otherwise adversely affect Grainger’s business, results of operations or financial condition. Grainger also relies on email and other messaging services to promote its websites and product offerings, and changes in the Company’s current or prospective customers’ use of email or other messaging services or actions by third parties to block, restrict or charge for the delivery of such messages could adversely affect sales through Grainger’s eCommerce channels and the Company’s results of operations.

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

As customer base and product mix change over time, Grainger must identify new products, product lines and services that respond to industry trends and customer needs. The inability to introduce new products and services and effectively integrate them into Grainger’s existing assortment could have a negative impact on future sales growth and Grainger’s competitive position. The inclusion of Grainger-branded products in the product assortment could subject Grainger to increased claims and litigation activity. In addition, any insurance or indemnification rights, including against the manufacturer of such products, may be insufficient or unavailable to protect Grainger against potential loss exposures.

Grainger’s common stock may be subject to volatility or price declines.
The trading prices and volumes of Grainger’s common stock may be subject to broad and unpredictable fluctuations due to changes in economic, political and market conditions, the financial results and business strategies of Grainger and its competitors, changes in expectations as to Grainger’s future financial or operating performance, including estimates by securities analysts and investors, the Company’s failure to meet the financial performance guidance or other forward-looking statements provided to the public, speculation, coverage or sentiment in the media or investment community or by groups of individual investors, changes in capital structure, share repurchase programs or dividend policies, economic decline, political unrest or geopolitical conflict, outbreak of pandemic disease such as the COVID-19 pandemic, and a number of other factors, including those discussed in this Item 1A. These factors, many of which are outside of Grainger’s control, could cause stock price and trading volume volatility or Grainger’s stock price to decline. Volatility in the price of Grainger's securities could result in the filing of securities class action litigation, which could result in substantial costs and the diversion of management time and resources.

Grainger has a controlling ownership interest in MonotaRO, which is listed on the Tokyo Stock Exchange (TSE). MonotaRO's disclosure and reporting obligations under TSE listing requirements and Japanese securities laws, including the timing of such obligations, may vary from Grainger's obligations under New York Stock Exchange listing requirements and U.S. securities laws. MonotaRO's listed securities may be subject to the same volatility, price and securities litigation risks to which Grainger's common stock is subject.

Operational Risks
Interruptions in the proper functioning of information systems could disrupt operations and cause unanticipated increases in costs and/or decreases in revenues.
The proper functioning of Grainger’s information systems is critical to the successful operation of its business. Grainger continues to invest in software, hardware and network infrastructures in order to effectively manage its information systems. Although Grainger’s information systems are protected with backup and security systems, including physical and software safeguards and remote processing capabilities, information systems are still vulnerable to damage or interruption from natural or human induced disasters, extreme weather, power losses, telecommunication failures, user error, third party actions such as malicious computer programs, denial-of-service attacks and cybersecurity breaches, and other problems. In addition, from time to time Grainger relies on the information technology (IT) systems of third parties to assist in conducting its business.

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

Cyber threats are rapidly evolving and those threats and the means for obtaining access to information in digital and other storage media are becoming increasingly sophisticated. Each year, cyber-attackers make numerous attempts to access the information stored in the Company’s information systems. If successful, cyber-attacks may expose Grainger to risk of loss or misuse of proprietary or confidential information or disruptions of business operations. The transition in recent years to remote and “hybrid” working arrangements, may increase Grainger’s vulnerability to cybersecurity incidents, including breaches of information systems security, which could damage Grainger’s reputation and commercial relationships, disrupt operations, increase costs and/or decrease revenues, and expose Grainger to claims from customers, suppliers, financial institutions, regulators, payment card associations, employees and others.

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

Grainger maintains information security staff, policies and procedures for managing risk to its information security systems, conducts annual employee awareness training of cybersecurity threats and routinely utilizes consultants to assist in evaluating the effectiveness of the security of its IT systems. Moreover, senior leadership, including Grainger's Chief Technology Officer and Chief Information Security Officer, present a cybersecurity briefing at every Audit Committee meeting, provide "cyber dashboard" reports for the Board material at each meeting, and at least annually brief the full Board of Directors. While Grainger has instituted these and other safeguards for the protection of information and governance and oversight of its information security posture, because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, Grainger may be unable to anticipate these techniques or implement adequate preventative measures. Any breach of Grainger’s security measures or any breach, error or malfeasance of those of its third-party service providers could cause Grainger to incur significant costs to protect any customers, suppliers, employees, and other parties whose personal data is compromised and to make changes to its information systems and administrative processes to address security issues. Grainger works with third party information security consultants to assess and enhance its policies and incident responses and to respond to breaches. In addition, although Grainger maintains insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber and information security risks, depending on the nature, location and extent of any event, such insurance coverage may be insufficient to cover all losses.

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

Grainger’s eCommerce channels are subject to risks related to online payment methods and other online transactions, including through purchasing platforms.
Grainger accepts a variety of payment methods via its eCommerce channels, including credit card, debit card, PayPal and other payment methods and other online transactions, including through its eProcurement technologies which communicate directly with Grainger.com and Grainger's other eCommerce channels. While Grainger generally relies on third parties to facilitate eCommerce payments and payment processing services, Grainger may become subject to additional compliance requirements and regulations regarding these transactions, and may also suffer losses from online fraudulent transactions on its eCommerce channels. In addition, Grainger must pay certain transaction fees relating to these transactions, which may increase over time and could have an impact on product margin, profitability and operating costs. Grainger’s eCommerce channels may become subject to further rules and regulations, and changes in these rules and regulations, or their interpretation, could increase the cost of doing business.

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
In order to compete and have continued growth, Grainger must attract, retain, train, motivate and develop executives and other key employees, including those in managerial, technical, sales, marketing and IT support positions. Grainger competes to hire employees at increasingly competitive wage rates and then must train them and develop their skills and competencies. Qualified individuals needed to fill open positions may be in short supply in some areas. Further, changes in market compensation rates may adversely affect the Company's labor costs. Competition for qualified employees could require the Company to pay higher wages to attract a sufficient number of employees. The performance of Grainger’s stock price could impact Grainger’s use of equity-based compensation to attract and retain executives and other key employees. The Company's employee hiring and retention also depends on the Company's ability to build and maintain a diverse and inclusive workplace culture that enables its employees to thrive.

Grainger’s results of operations could be adversely affected by increased costs due to generally higher wage rates, competition for diverse talent, higher employee turnover, increased employee benefit costs, failure to successfully hire executives and key employees or the loss of executives and key employees. Further, changes in the Company's management team may be disruptive to its business, and any failure to successfully transition and assimilate key new hires or promoted employees could adversely affect its business and results of operations.

Grainger’s continued success is substantially dependent on positive perceptions of Grainger’s reputation.
One of the reasons customers choose to do business with Grainger and employees choose Grainger as a place of employment is the reputation that Grainger has built over many years. Grainger devotes time and resources to environmental, social and governance (ESG) efforts that are consistent with its corporate values and are designed to strengthen its business and protect and preserve its reputation, including programs driving ethics and corporate responsibility, strong communities, diversity, equity and inclusion, gender equality and environmental sustainability. These efforts and programs could be difficult to achieve and costly to implement, and Grainger’s actual or perceived failure to execute its ESG programs as planned could adversely affect the Company’s reputation, business and financial performance. To be successful in the future, Grainger must continue to preserve, grow and leverage the value of Grainger’s brand. Reputational value is based in large part on perceptions of subjective qualities. Even an isolated incident, or the aggregate effect of individually insignificant incidents, can erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation, and as a result, could tarnish Grainger’s brand and lead to adverse effects on Grainger’s business.

Regulatory, Legal and Tax Risks
Grainger is subject to various domestic and foreign laws, regulations and standards. Failure to comply or unforeseen developments in related contingencies such as litigation could adversely affect Grainger's financial condition, profitability and cash flows.
Grainger’s business is subject to legislative, legal, and regulatory risks and conditions specific to the countries in which it operates. In addition to Grainger’s U.S. operations, which in 2022 generated approximately 82% of its consolidated net sales, Grainger operates its business principally through wholly owned subsidiaries in Canada, Mexico, and the U.K., and its majority-owned subsidiary in Japan.

The wide array of laws, regulations and standards in each domestic and foreign jurisdiction where Grainger operates, include, but are not limited to, advertising, marketing and Internet regulations (including the use of proprietary or third-party “cookies” in connection with Grainger’s eCommerce platforms), anti-bribery and corruption laws, anti-competition regulations, data protection (including, because Grainger accepts credit cards, the Payment Card Industry Data Security Standard), data privacy (including in the U.S., the California Consumer Privacy Act and Privacy Rights Act, in Japan, the Act on Protection of Personal Information, and in the European Union, the General Data Protection Regulation 2016) and cybersecurity requirements (including protection of information and incident responses), environmental protection laws, foreign exchange controls and cash repatriation restrictions, health and safety laws, import and export compliance (including the U.S. Commerce Department’s Export Administration Regulations, trade sanctions promulgated by the Office of Foreign Asset Control and anti-money laundering regulations), intellectual property laws, labor laws (including federal and state wage and hour laws), product compliance or safety laws, supplier regulations regarding the sources of supplies or products, tax laws (including as to U.S. taxes on foreign subsidiaries), unclaimed property laws and laws, regulations and standards applicable to other commercial matters. Moreover, Grainger is also subject to audits and inquiries in the normal course of business.

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
Grainger’s contracts with federal, state and local government entities are subject to various and changing regulations related to procurement, formation and performance. In addition, the Company’s government contracts may provide for termination, reduction or modification by the government at any time, with or without cause. From time to time, Grainger is subject to governmental or regulatory investigations or audits related to its compliance with these rules and regulations. Violations of these regulations could result in fines, criminal sanctions, the inability to participate in existing or future government contracting and other administrative sanctions. Any such penalties could result in damage to the Company’s reputation, increased costs of compliance and/or remediation and could adversely affect the Company’s financial condition and results of operations.

In conducting its business, Grainger may become subject to legal proceedings or governmental investigations, including in connection with product liability or product compliance claims if people, property or the environment are harmed by Grainger’s products or services.
Grainger is, and from time to time may become, party to a number of legal proceedings or governmental investigations for alleged violations of laws, rules or regulations. Grainger also may be subject to disputes and proceedings incidental to its business, including product-related claims for personal injury or illness, death, environmental or property damage or other commercial disputes, including the proceedings discussed in Note 15 to the Consolidated Financial Statements included in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K. The defense of these proceedings may require significant expenses and divert management’s time and attention, and Grainger may be required to pay damages that could individually or in the aggregate materially adversely affect its financial condition, results of operations and cash flows. In addition, any insurance or indemnification rights that Grainger may have with respect to such matters may be insufficient or unavailable to protect the Company against potential loss exposures. Grainger also may be requested or required to recall products or take other actions. The Company’s reputation could also be adversely affected by any resulting negative publicity.

Tax changes could affect Grainger’s effective tax rate and future profitability.
Grainger’s future results could be adversely affected by changes in the effective tax rate as a result of Grainger’s relative overall profitability and the mix of earnings in countries with differing statutory tax rates, changes in tax legislation, the results of the examination of previously filed tax returns, and continuing assessment of the Company’s tax exposures. For example, the Company continues to monitor the Inflation Reduction Act of 2022 (IRA) and other similar regulatory developments to evaluate their potential impact on Grainger’s tax rate, financial statements and share repurchase program.

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
As of December 31, 2022, Grainger’s consolidated indebtedness was approximately $2.3 billion. The Company’s indebtedness could, among other things, limit Grainger’s ability to respond to rapidly changing business and economic conditions, require the Company to dedicate a substantial portion of its cash flows to the payment of principal and interest on its indebtedness, reducing the funds available for other business purposes, and make it more difficult to satisfy the Company’s financial obligations as they come due during periods of adverse economic and industry conditions.

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

Item 1B: Unresolved Staff Comments
None.

Item 2: Properties
As of December 31, 2022, Grainger’s owned and leased facilities totaled approximately 30.3 million square feet. Grainger owns and leases facilities primarily in the U.S., Japan, Canada(5), Mexico(6), Puerto Rico(7) and the U.K.(8) The Company's corporate headquarters is located in Lake Forest, Illinois and other general offices are located in the Chicago Metropolitan area. Grainger believes that its properties are generally in excellent condition, well maintained and suitable for the conduct of business.

The following table includes Grainger's material facilities:

Location	Facility and Use(9)	Size in Square Feet (in thousands)	Segment
U.S.(1)	DCs	10,368	High-Touch Solutions N.A.
U.S.(2)	Branch Locations	6,325	High-Touch Solutions N.A.
Japan(3)	DCs	3,924	Endless Assortment
U.S.(4)	Other Facilities	3,638	High-Touch Solutions N.A.

(1) Consists of 19 DCs that range in size from approximately 61,000 to 1.5 million square feet, including three leased facilities that primarily manage bulk products, that were previously disclosed in Other Facilities. The remaining DCs are primarily owned.
(2) Consists of 246 branches, 49 onsite and four will-call express locations. These branches range in size from approximately 500 to 109,000 square feet. These facilities are primarily owned.
(3) Consists of seven DCs that range in size from approximately 11,000 to 2 million square feet. These facilities are primarily leased. Other facilities include office space that range in size from approximately 1,000 to 49,000 square feet. These facilities are also primarily leased.
(4) Primarily consists of storage facilities, office space and customer service centers. These facilities are owned and leased. These facilities range in size from approximately 200 to 633,000 square feet.
(5) In Canada, Grainger has 35 branch locations, five DCs and other facilities which total two million square feet.
(6) In Mexico, Grainger has 16 branch locations and two DCs which total 649,000 square feet.
(7) In Puerto Rico, Grainger has three branch locations and one DC which total 95,000 square feet.
(8) In the U.K., Grainger has 37 branch locations, one DC and other facilities which total 751,000 square feet.
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

Holders
The approximate number of shareholders of record of Grainger’s common stock as of January 31, 2023, was 531 with approximately 423,817 additional shareholders holding stock through nominees.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information relating to Grainger's repurchase of common stock during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased (A) (D)	Average Price Paid Per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Oct. 1 – Oct. 31	141,647	$521.62	141,647	3,003,036	shares
Nov. 1 – Nov. 30	131,768	$595.88	131,722	2,871,314	shares
Dec. 1 – Dec. 31	130,147	$575.69	129,348	2,741,966	shares
Total	403,562		402,717

(A)There were no shares withheld to satisfy tax withholding obligations.
(B)Average price paid per share excludes commissions of $0.01 per share paid.
(C)Purchases were made pursuant to a share repurchase program approved by Grainger's Board of Directors and announced April 28, 2021 (2021 Program). The 2021 Program authorized the repurchase of up to five million shares with no expiration date.
(D)The difference of 845 shares between the Total Number of Shares Purchased and the Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs represents shares purchased by the administrator and record keeper of the W.W. Grainger, Inc. Retirement Savings Plan for the benefit of the team members who participate in the plan.

Company Performance
The following stock price performance graph compares the cumulative total return on an investment in Grainger common stock with the cumulative total return of an investment in each of the Dow Jones US Industrial Suppliers Total Stock Market Index and the S&P 500 Stock Index. It covers the period commencing December 31, 2017 and ending December 31, 2022. The graph assumes that the value for the investment in Grainger common stock and in each index was $100 on December 31, 2017, and that all dividends were reinvested.

Comparison of 5-Year Cumulative Total Return
W.W. Grainger, Inc.
S&P 500 Stock Index
Dow Jones US Industrial Suppliers Total Stock Market Index
Dollars
275
225
175
125
75
2017
2018
2019
2020
2021
2022
Fiscal Year Ended December 31

	December 31,
	2017	2018	2019	2020	2021	2022
W.W. Grainger, Inc.	$100	$122	$149	$183	$235	$256
Dow Jones US Industrial Suppliers Total Stock Market Index	100	96	126	149	192	157
S&P 500 Stock Index	100	92	122	153	209	184

Item 6: [Reserved]

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Objective
The following Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of W.W. Grainger, Inc. (Grainger or Company) as it is viewed by the Company. The following discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K. This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 are not included in this Form 10-K, and can be found in MD&A of Financial Condition and Results of Operations in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Percentage figures included in this section have not been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in the Company's Consolidated Financial Statements or in the associated text.

Overview
W.W. Grainger, Inc. is a broad line distributor of maintenance, repair and operating (MRO) products and services with operations primarily in North America (N.A.), Japan and the United Kingdom (U.K.). Grainger uses a combination of its high-touch solutions and endless assortment businesses to serve its customers worldwide, which rely on Grainger for products and services that enable them to run safe, sustainable and productive operations.

Strategic Priorities
The Company’s continued strategic priority for 2023 is to relentlessly expand Grainger’s leadership position in the MRO space by being the go-to partner for people who build and run safe and productive operations. To achieve this, each Grainger business has a set of strategic objectives. The high-touch solutions businesses are focused on key initiatives that drive top-line revenue and MRO market outgrowth. Additionally, the high-touch solutions businesses are focused on growing through differentiated sales and services (e.g., direct customer relationships and onsite services), advantaged MRO solutions (e.g., get customers the exact products and services they need to solve a problem quickly) and unparalleled customer service (e.g., deliver flawlessly on every customer transaction). The endless assortment businesses are focused on product assortment expansion and innovative customer acquisition and retention. Additionally, all Grainger businesses are focused on continuously improving customer experience, productivity and optimizing and scaling cost structures and investing in digital marketing, technology and supply chain infrastructure to ultimately deliver long-term returns for shareholders.

Recent Events
Inflation Reduction Act of 2022
In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into United States (U.S.) law. Under the IRA, there is a new 15% corporate minimum tax and a new 1% excise tax on net stock repurchases, effective after December 31, 2022. In addition, the IRA contains provisions relating to climate change, energy and health care. Based on Grainger's current analysis of the provisions, the Company does not anticipate compliance with the IRA will result in a material impact to the Consolidated Financial Statements.

Inflationary Cost Environment and Macroeconomic Pressures
In combination with the economic recovery of the ongoing COVID-19 pandemic, the global economy continues to experience volatile disruptions including to the commodity, labor and transportation markets. These disruptions have contributed to an inflationary environment which has affected, and may continue to affect, the price and availability of certain products and services necessary for the Company's operations. Such disruptions have impacted, and may continue to impact, the Company's business, financial condition and results of operations. As a result of continued inflation, the Company has implemented strategies designed to mitigate certain adverse effects of higher costs while also remaining market price competitive.

The Company continues to monitor economic conditions in the U.S. and globally, and the impact of macroeconomic pressures, including rising interest rates, fluctuating currency exchange rates and recession fears, on the Company’s business, customers, suppliers and other third parties. Historically, the Company’s broad and diverse customer base and the nondiscretionary nature of the Company’s products to its customers has helped it perform well in the industrial MRO market in recessionary periods. The full extent and impact of these conditions are uncertain and cannot be predicted at this time.

Geopolitical Events
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

The Company does not currently expect significant disruption to its overall business resulting from these events.

For further discussion of the Company's risks and uncertainties, see Part I, Item 1A: Risk Factors of this Form 10-K.

Results of Operations
The following table is included as an aid to understanding changes in Grainger's Consolidated Statements of Earnings (in millions of dollars).

	For the Years Ended December 31,
			Percent Increase/(Decrease) from Prior Year	As a Percent of Net Sales
	2022	2021		2022	2021
Net sales(1)	$15,228	$13,022	16.9%	100.0%	100.0%
Cost of goods sold	9,379	8,302	13.0	61.6	63.8
Gross profit	5,849	4,720	23.9	38.4	36.2
Selling, general and administrative expenses	3,634	3,173	14.5	23.9	24.4
Operating earnings	2,215	1,547	43.2	14.5	11.9
Other expense – net	69	62	10.6	0.4	0.5
Income tax provision	533	371	43.8	3.5	2.8
Net earnings	1,613	1,114	44.8	10.6	8.6
Noncontrolling interest	66	71	(7.1)	0.4	0.5
Net earnings attributable to W.W. Grainger, Inc.	$1,547	$1,043	48.4	10.2	8.0
Diluted earnings per share:	$30.06	$19.84	51.5%

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

The following table is included as an aid to understanding the changes in Grainger's total net sales and daily sales from the prior period to the most recent period (in millions of dollars):

	For the Years Ended December 31,
	2022	2021
Net Sales	$15,228	$13,022
$ Change from prior-year period	2,206	1,225
% Change from prior-year period	16.9%	10.4%

Daily sales(1)	$59.7	$51.3
$ Change from prior-year period	8.4	5.2
% Change from prior-year period	16.5%	11.3%

Daily sales impact of currency fluctuations	(2.8)%	0.3%

(1) Daily sales are defined as the total net sales for the period divided by the number of U.S. selling days in the period. There were 255 and 254 sales days in the full year 2022 and 2021, respectively.

Net sales of $15,228 million for the year ended December 31, 2022 increased $2,206 million, or 16.9%, compared to the same period in 2021. The increase in net sales was primarily due to growth in the High-Touch Solutions N.A. and Endless Assortment segments in 2022. For further discussion on the Company's net sales, see the Segment Analysis section below.

Gross profit of $5,849 million for the year ended December 31, 2022 increased $1,129 million, or 24%, compared to the same period in 2021. Gross profit margin of 38.4% increased 2.2 percentage points compared to the same period in 2021. The increase was driven by favorability in the High-Touch Solutions N.A. and Endless Assortment segments. For further discussion on the Company's gross profit, see the Segment Analysis section below.

SG&A of $3,634 million for the year ended December 31, 2022 increased $461 million, or 15%, compared to the same period in 2021. The increase was primarily due to higher marketing, payroll and variable compensation expenses in 2022.

Operating earnings of $2,215 million for the year ended December 31, 2022 increased $668 million, or 43%, compared to the same period in 2021. The increase was driven by higher gross profit dollars, partially offset by higher SG&A.

Other expense – net of $69 million for the year ended December 31, 2022 increased $7 million, or 11%, compared to the same period in 2021. The increase was primarily driven by unfavorable changes in market interest rates in 2022.

Income taxes of $533 million for the year ended December 31, 2022 increased $162 million, or 44%, compared to the same period in 2021. The increase was primarily driven by higher taxable operating earnings for the full year 2022. Grainger's effective tax rates were 24.8% and 25.0% for the twelve months ended December 31, 2022 and 2021, respectively.

Net earnings of $1,547 million attributable to W.W. Grainger, Inc. for the year ended December 31, 2022 increased $504 million, or 48%, compared to the same period in 2021.

Diluted earnings per share was $30.06 for the year ended December 31, 2022, an increase of 52% compared to $19.84 for the same period in 2021. The increase was primarily due to higher net earnings in 2022.

Non-GAAP Measures
The following tables reconcile reported selling, general and administrative (SG&A) expenses, operating earnings, net earnings attributable to W.W. Grainger, Inc. and diluted earnings per share determined in accordance with U.S. generally accepted accounting principles (GAAP) to non-GAAP measures including adjusted SG&A, adjusted operating earnings, adjusted net earnings attributable to W.W. Grainger, Inc. and adjusted diluted earnings per share. The Company believes that these non-GAAP measures provide meaningful information to assist investors in understanding financial results and assessing prospects for future performance as they provide a better baseline for analyzing the ongoing performance of its businesses by excluding items that may not be indicative of core operating results. Because non-GAAP financial measures are not standardized, it may not be possible to compare these measures with other companies' non-GAAP measures having the same or similar names.

The following tables provide a reconciliation of GAAP to non-GAAP measures (in millions of dollars):

	For the Years Ended December 31,
	2022	2021	Percent Increase from Prior Year
Reported selling, general, and administration expenses	$3,634	$3,173	14.5%
Business divestiture	21	—
Adjusted selling, general, and administration expenses	$3,655	$3,173	15.2%

Reported operating earnings	$2,215	$1,547	43.2%
Business divestiture	(21)	—
Adjusted operating earnings	$2,194	$1,547	41.9%

Reported net earnings attributable to W.W. Grainger, Inc.	$1,547	$1,043	48.4%
Business divestiture	(21)	—
Adjusted net earnings attributable to W.W. Grainger, Inc.	$1,526	$1,043	46.4%

Reported diluted earnings per share	$30.06	$19.84	51.5%
Business divestiture	(0.40)	—
Adjusted diluted earnings per share	$29.66	$19.84	49.5%

For further information regarding the Company's business divestitures, see Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K.

Noted in the table above for the twelve months ended December 31, 2022, Grainger divested Cromwell's wholly owned software business in the U.K. (Cromwell subsidiary). As a result of the divestiture, the Company recorded a gain in Other businesses of $21 million in SG&A in the fourth quarter of 2022.

Excluding the business divestiture, adjusted SG&A and adjusted operating earnings for the full year 2022 were $3,655 and $2,194, an increase of $482 million and $647 million, or 15% and 42%, respectively, compared to the same period in 2021.

Grainger's adjusted effective tax rate was 25.1% for the twelve months ended December 31, 2022. The divestiture was non-taxable.

The Company's adjusted net earnings attributable to W.W. Grainger Inc. for the full year 2022 was $1,526 million, an increase of $483 million, or 46%, compared to the same period in 2021.

Adjusted diluted earnings per share of $29.66 increased 49% compared to $19.84 for the twelve months ended December 31, 2021.

Segment Analysis
For further segment information, see Note 14 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K.

High-Touch Solutions N.A.
The following table shows reported segment results (in millions of dollars):

	For the Years Ended December 31,
	2022	2021	Percent Increase from Prior Year
Net sales	$12,182	$10,186	19.6%

Gross profit	$4,951	$3,906	26.8%
Selling, general and administrative expenses	$2,968	$2,572	15.4%
Operating earnings	$1,983	$1,334	48.7%

Net sales of $12,182 million for the year ended December 31, 2022 increased $1,996 million, or 19.6%, compared to the same period in 2021. On a daily basis, net sales increased 19.1%. This consisted of increased price, which includes customer mix, of 10.6% and increased volume, which includes product mix, of 8.7%, partially offset by unfavorable foreign exchange of 0.2%.

Gross profit of $4,951 million for the year ended December 31, 2022 increased $1,045 million, or 27%, compared to the same period in 2021. Gross profit margin of 40.6% increased 2.3 percentage points compared to the same period in 2021. The increase was primarily due to favorable product mix and lapping of prior year pandemic-related inventory adjustments.

SG&A of $2,968 million for the year ended December 31, 2022 increased $396 million, or 15%, compared to the same period in 2021. The increase was primarily due to higher payroll, marketing and variable compensation expenses in 2022. SG&A leverage improved by 0.9 percentage point.

Operating earnings of $1,983 million for the year ended December 31, 2022 increased $649 million, or 49%, compared to the same period in 2021. The increase was driven by higher gross profit dollars, partially offset by higher SG&A.

Endless Assortment
The following table shows reported segment results (in millions of dollars):

	For the Years Ended December 31,
	2022	2021	Percent Increase (decrease) from Prior Year
Net sales	$2,787	$2,576	8.2%

Gross profit	$817	$729	12.0%
Selling, general and administrative expenses	$594	$497	19.4%
Operating earnings	$223	$232	(3.8)%

Net sales of $2,787 million for the year ended December 31, 2022 increased $211 million, or 8.2%, compared to the same period in 2021 and on a daily basis, net sales increased 7.7%. The increase was due to sales growth of 20.1%, driven by strong new customer acquisition and repeat business for the segment, as well as enterprise customer growth at MonotaRO, partially offset by unfavorable foreign exchange of 12.4% due to changes in the exchange rate between the U.S. dollar and the Japanese yen.

Gross profit of $817 million for the year ended December 31, 2022 increased $88 million, or 12%, compared to the same period in 2021. Gross profit margin of 29.3% increased 1.0 percentage point compared to the same period in 2021. The increase was driven by freight efficiencies and business unit mix in 2022.

SG&A of $594 million for the year ended December 31, 2022 increased $97 million, or 19%, compared to the same period in 2021. The increase was due to higher payroll and benefits, occupancy and marketing expenses to support the continued growth of the segment in 2022. SG&A leverage decreased 2.0 percentage points.

Operating earnings of $223 million for the year ended December 31, 2022 decreased $9 million, or 4%, compared to the same period in 2021. The decrease was primarily driven by higher SG&A, partially offset by higher gross profit dollars.

Other
Net sales of $259 million for the year ended December 31, 2022 decreased $1 million, or 0.2%, compared to the same period in 2021. The decrease was driven by unfavorable foreign exchange of 11.3% due to changes in the exchange rate between the U.S. dollar and British pound sterling, partially offset by increased sales growth due to improved customer mix of 11.1%.

Operating earnings of $9 million for the year ended December 31, 2022 increased $28 million, or 145%, compared to the same period in 2021. The increase was due to the divestiture of Cromwell's software business in the fourth quarter of 2022.

Liquidity and Capital Resources
Grainger believes its current balances of cash and cash equivalents, marketable securities and availability under its revolving credit facilities will be sufficient to meet its liquidity needs for the next 12 months and beyond. Grainger also maintains access to capital markets and may issue debt or equity securities from time to time, which may provide an additional source of liquidity. The Company will continue to assess its liquidity position and potential sources of supplemental liquidity in view of Grainger's operating performance, current economic and capital market conditions and other relevant circumstances.

Sources of Liquidity

Cash and Cash Equivalents
As of December 31, 2022 and 2021, Grainger had cash and cash equivalents of $325 million and $241 million, respectively. The increase in cash was primarily due to cash flows from operations and lower volume of share repurchases, partially offset by working capital changes and higher tax disbursements in 2022. The Company had approximately $1.6 billion in available liquidity as of December 31, 2022.

Cash Flows
The following table shows the Company's cash flow activity for the periods presented (in millions of dollars):

	For the Years Ended December 31,
	2022	2021
Total cash provided by (used in):
Operating activities	$1,333	$937
Investing activities	(263)	(226)
Financing activities	(972)	(1,039)
Effect of exchange rate changes on cash and cash equivalents	(14)	(16)
Increase (decrease) in cash and cash equivalents	$84	$(344)

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. Grainger has various sources of financing available. For further information regarding the Company's debt instruments and available financing sources, see Note 6 of the Notes to the Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K.

Total debt, which is defined as total interest-bearing debt and lease liabilities as a percent of total capitalization, was 49.9% and 56.2%, as of December 31, 2022 and 2021, respectively.

Credit Ratings
Grainger receives ratings from two independent credit ratings agencies: Moody's Investor Service (Moody's) and Standard & Poor's (S&P). Both credit rating agencies currently rate the Company's corporate credit at investment grade.

The following table summarizes the Company's credit ratings as of December 31, 2022:

	Corporate	Senior Unsecured	Short-term
Moody's	A3	A3	P2
S&P	A+	A+	A1

Uses of Liquidity
Internally generated cash flows are the primary source of Grainger's working capital and growth initiatives, including capital expenditures. The Company expects to continue to return excess capital to shareholders through share repurchases and dividends.

Working Capital
The Company's working capital was $2,864 million at December 31, 2022, compared to $2,455 million at December 31, 2021. The increase was driven by higher accounts receivable and inventory primarily due to sales growth and inflation, partially offset by increased accounts payable. As of December 31, 2022 and 2021, the ratio of current assets to current liabilities was 2.5 and 2.7, respectively.

Capital Expenditures
In fiscal 2022, the Company continued U.S. and Japanese supply chain investments. Capital expenditures were $256 million and $255 million for the years ended December 31, 2022 and 2021, respectively. Capital project spending for 2023 is expected to be in the range of $450 and $525 million. This includes continued supply chain capacity expansion and technology enhancements across the Company.

Share Repurchases
For the years ended December 31, 2022 and 2021, Grainger repurchased shares of its common stock in the open market for $603 million and $695 million, respectively. Share repurchases are executed at prices the Company determines appropriate subject to various factors, including market conditions and the Company's financial performance and may be effected through accelerated share repurchase programs, open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. Share repurchases for 2023 are expected to be in the range of $550 and $700 million.

Dividends
For the years ended December 31, 2022 and 2021, Grainger declared and paid $370 million and $357 million, respectively, in dividends to holders of the Company's common stock.

Commitments and Other Contractual Obligations
The Company's material cash requirements include the following commitments and other contractual obligations.

Debt
As of December 31, 2022, the Company had outstanding debt obligations with varying maturities for an aggregate principal amount of $2,374 million, with $35 million payable within 12 months. Total future interest payments associated with the Company's outstanding debt obligations was $1,843 million, with $87 million payable within 12 months.

Purchase Obligations
Grainger had purchase obligations of approximately $1,563 million as of December 31, 2022, which includes approximately $1,407 million payable within 12 months. Grainger's purchase obligations primarily include commitments to purchase inventory, uncompleted additions to property, buildings and equipment and other goods and services. Purchase obligations are made in the normal course of business to meet operating needs and are primarily noncancelable.

Leases
The Company has lease arrangements for certain properties, buildings and equipment (including branches, warehouses, DCs and office space). As of December 31, 2022, the Company had fixed operating lease payment obligations of $405 million, with $77 million payable within 12 months.

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

Item 7A: Quantitative and Qualitative Disclosures About Market Risk
Grainger's primary market risk exposures is as follows:

Foreign Currency Exchange Rates
Grainger’s financial results, including the value of assets and liabilities, are exposed to foreign currency exchange rate risk when the financial statements of the business units outside the U.S., as stated in their local currencies, are translated into U.S. dollars. For the fiscal year ended December 31, 2022, approximately 18% of the Company's net sales were denominated in a currency other than the Company's functional U.S. dollar currency. Consequently, the Company is exposed to the impact of exchange rate volatility primarily between the U.S. dollar and the Japanese yen, Canadian dollar and the British pound sterling. In February 2020, Grainger entered into certain derivative instrument agreements to manage this risk. A hypothetical 10% change in the relative value of the U.S. dollar would not materially impact the Company's net earnings for 2022.

For derivative instrument information, see Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K.

Interest Rate Risks
Grainger is exposed to interest rate risk on its long-term debt. In February 2020, Grainger entered into certain derivative instrument agreements to hedge a portion of its fixed-rate long-term debt to manage this risk. The annualized effect of a hypothetical 1 percentage point increase in interest rates on Grainger’s variable-rate debt obligations would not materially impact the Company's net earnings for 2022.

For debt and derivative instrument information, see Note 6 and Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K.

Commodity Price Risks
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

Item 8: Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
W.W. Grainger, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of W.W. Grainger, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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
At December 31, 2022, the goodwill balance of the Canada business reporting unit was $121 million. As discussed in Notes 1 and 5 of the financial statements, goodwill is tested at the reporting unit level annually during the fourth quarter and more frequently if impairment indicators exist.
Auditing management’s annual goodwill impairment analysis is complex and highly judgmental due to certain assumptions that are significant to the analysis. Management performed an annual impairment analysis in the fourth quarter to evaluate changes in key assumptions and results since the last impairment test. The more subjective assumptions used in the analysis were projections of future revenue growth, operating expenditures, changes in working capital, as well as the discount rate used, which are all affected by expectations about future market or economic conditions.

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
Chicago, Illinois
February 21, 2023

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except for per share amounts)

	For the Years Ended December 31,
	2022	2021	2020
Net sales	$15,228	$13,022	$11,797
Cost of goods sold	9,379	8,302	7,559
Gross profit	5,849	4,720	4,238
Selling, general and administrative expenses	3,634	3,173	3,219
Operating earnings	2,215	1,547	1,019
Other (income) expense:
Interest expense – net	93	87	93
Other – net	(24)	(25)	(21)
Total other expense – net	69	62	72
Earnings before income taxes	2,146	1,485	947
Income tax provision	533	371	192
Net earnings	1,613	1,114	755
Less net earnings attributable to noncontrolling interest	66	71	60
Net earnings attributable to W.W. Grainger, Inc.	$1,547	$1,043	$695
Earnings per share:
Basic	$30.22	$19.94	$12.88
Diluted	$30.06	$19.84	$12.82
Weighted average number of shares outstanding:
Basic	50.9	51.9	53.5
Diluted	51.1	52.2	53.7

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions of dollars)

	For the Years Ended December 31,
	2022	2021	2020
Net earnings	$1,613	$1,114	$755
Other comprehensive earnings (losses):
Foreign currency translation adjustments – net of reclassification to earnings (see Note 2 and Note 11)	(101)	(64)	83
Postretirement benefit plan (losses) gains – net of tax benefit (expense) of $6, $—, and $(7), respectively (see Note 7 and Note 11)	(17)	—	22
Total other comprehensive earnings (losses)	(118)	(64)	105
Comprehensive earnings – net of tax	1,495	1,050	860
Less comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	66	71	60
Foreign currency translation adjustments	(34)	(29)	12
Total comprehensive earnings (losses) attributable to noncontrolling interest	32	42	72
Comprehensive earnings attributable to W.W. Grainger, Inc.	$1,463	$1,008	$788

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except for share and per share amounts)

	As of December 31,
Assets	2022	2021
Current assets
Cash and cash equivalents	$325	$241
Accounts receivable (less allowance for credit losses of $36 and $30, respectively)	2,133	1,754
Inventories – net	2,253	1,870
Prepaid expenses and other current assets	266	146
Total current assets	4,977	4,011
Property, buildings and equipment – net	1,461	1,424
Goodwill	371	384
Intangibles – net	232	238
Operating lease right-of-use	367	393
Other assets	180	142
Total assets	$7,588	$6,592

Liabilities and shareholders' equity
Current liabilities
Current maturities	35	—
Trade accounts payable	1,047	816
Accrued compensation and benefits	334	319
Operating lease liability	68	66
Accrued expenses	474	290
Income taxes payable	52	37
Total current liabilities	2,010	1,528
Long-term debt	2,284	2,362
Long-term operating lease liability	318	334
Deferred income taxes and tax uncertainties	121	121
Other non-current liabilities	120	87
Shareholders' equity
Cumulative preferred stock – $5 par value – 12,000,000 shares authorized; none issued nor outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; issued 109,659,219 shares	55	55
Additional contributed capital	1,310	1,270
Retained earnings	10,700	9,500
Accumulated other comprehensive losses	(180)	(96)
Treasury stock, at cost – 59,402,896 and 58,439,014 shares, respectively	(9,445)	(8,855)
Total W.W. Grainger, Inc. shareholders’ equity	2,440	1,874
Noncontrolling interest	295	286
Total shareholders' equity	2,735	2,160
Total liabilities and shareholders' equity	$7,588	$6,592

 The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net earnings	$1,613	$1,114	$755
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses	19	18	22
Deferred income taxes and tax uncertainties	8	27	(5)
Depreciation and amortization	217	185	182
Impairment of goodwill, intangible and other assets	7	—	187
Net (gains) losses from sales of assets and business divestitures	(14)	(6)	106
Stock-based compensation	48	42	46
Change in operating assets and liabilities:
Accounts receivable	(436)	(324)	(121)
Inventories	(412)	(152)	(158)
Prepaid expenses and other assets	(158)	(15)	(23)
Trade accounts payable	225	54	80
Accrued liabilities	200	43	15
Income taxes – net	42	(26)	24
Other non-current liabilities	(26)	(23)	13
Net cash provided by operating activities	1,333	937	1,123
Cash flows from investing activities:
Additions to property, buildings, equipment and intangibles	(256)	(255)	(197)
Proceeds from sale or redemption of assets	28	29	20
Other – net	(35)	—	(2)
Net cash used in investing activities	(263)	(226)	(179)
Cash flows from financing activities:
Proceeds from short-term debt	16	—	12
Payments of short-term debt	(15)	—	(65)
Proceeds from long-term debt	—	—	1,584
Payments of long-term debt	—	(8)	(1,370)
Proceeds from stock options exercised	26	48	70
Payments for employee taxes withheld from stock awards	(23)	(30)	(18)
Purchases of treasury stock	(603)	(695)	(601)
Cash dividends paid	(370)	(357)	(338)
Other – net	(3)	3	—
Net cash used in financing activities	(972)	(1,039)	(726)
Exchange rate effect on cash and cash equivalents	(14)	(16)	7
Net change in cash and cash equivalents	84	(344)	225
Cash and cash equivalents at beginning of year	241	585	360
Cash and cash equivalents at end of period	$325	$241	$585
Supplemental cash flow information:
Cash payments for interest (net of amounts capitalized)	$91	$87	$94
Cash payments for income taxes	$479	$377	$180

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2020	$55	$1,182	$8,405	$(154)	$(7,633)	$205	$2,060
Stock-based compensation	—	49	—	—	49	—	98
Purchases of treasury stock	—	—	—	—	(600)	(1)	(601)
Net earnings	—	—	695	—	—	60	755
Other comprehensive earnings (losses)	—	—	—	93	—	12	105
Capital contribution	—	7	—	—	—	7	14
Cash dividends paid ($5.94 per share)	—	1	(321)	—	—	(18)	(338)
Balance at December 31, 2020	$55	$1,239	$8,779	$(61)	$(8,184)	$265	$2,093
Stock-based compensation	—	31	—	—	28	1	60
Purchases of treasury stock	—	—	—	—	(699)	(1)	(700)
Net earnings	—	—	1,043	—	—	71	1,114
Other comprehensive earnings (losses)	—	—	—	(35)	—	(29)	(64)
Reclassification due to the adoption of ASU 2019-12	—	—	12	—	—	—	12
Capital contribution	—	—	—	—	—	2	2
Cash dividends paid ($6.39 per share)	—	—	(334)	—	—	(23)	(357)
Balance at December 31, 2021	$55	$1,270	$9,500	$(96)	$(8,855)	$286	$2,160
Stock-based compensation	—	40	—	—	12	1	53
Purchases of treasury stock	—	—	—	—	(602)	(1)	(603)
Net earnings	—	—	1,547	—	—	66	1,613
Other comprehensive earnings (losses)	—	—	—	(84)	—	(34)	(118)
Cash dividends paid ($6.78 per share)	—	—	(347)	—	—	(23)	(370)
Balance at December 31, 2022	$55	$1,310	$10,700	$(180)	$(9,445)	$295	$2,735

The accompanying notes are an integral part of these financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
W.W. Grainger, Inc. is a broad line distributor of maintenance, repair and operating (MRO) products and services with operations primarily in North America (N.A.), Japan and the United Kingdom (U.K.). In this report, the words “Grainger” or “Company” mean W.W. Grainger, Inc. and its subsidiaries, except where the context makes it clear that the reference is only to W.W. Grainger, Inc. itself and not its subsidiaries.

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

The majority of Company revenue originates from contracts with a single performance obligation to deliver products, whereby performance obligations are satisfied when control of the product is transferred to the customer per the arranged shipping terms. Some Company contracts contain a combination of product sales and services, which are distinct and accounted for as separate performance obligations and are satisfied when the services are rendered. Total service revenue is not material and accounted for approximately 1% of the Company's revenue for the years ended December 31, 2022, 2021 and 2020.

The Company’s revenue is measured at the determinable transaction price, net of any variable considerations granted to customers and any taxes collected from customers and subsequently remitted to governmental authorities. Variable considerations include rights to return products and sales incentives, which primarily consist of volume rebates. These variable considerations are estimated throughout the year based on various factors, including contract terms, historical experience and performance levels. Total accrued sales returns were approximately $38 million and $34 million as of December 31, 2022 and 2021, respectively, and are reported as a reduction of Accounts receivable – net. Total accrued sales incentives were approximately $102 million and $73 million as of December 31, 2022 and 2021, respectively, and are reported as part of Accrued expenses.

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have any material unsatisfied performance obligations, contract assets or liabilities as of December 31, 2022 and 2021.

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

Advertising
Advertising costs, which include online marketing, are generally expensed in the year the related advertisement is first presented or when incurred. Total advertising expense was $519 million, $402 million and $319 million for 2022, 2021 and 2020, respectively.

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

Inventories
Company inventories primarily consist of merchandise purchased for resale, and they are valued at the lower of cost or net realizable value. The Company uses the last-in, first-out (LIFO) method to account for approximately 73% of total inventory and the first-in, first-out (FIFO) method for the remaining inventory. The Company regularly reviews inventory to evaluate continued demand and records excess and obsolete provisions representing the difference between excess and obsolete inventories and net realizable value. Estimated net realizable value considers various variables, including product demand, aging and shelf life, market conditions, and liquidation or disposition history and values.

If FIFO had been used for all of the Company’s inventories, they would have been $693 million and $510 million higher than reported as of December 31, 2022 and December 31, 2021, respectively. Concurrently, net earnings would have increased by $139 million, $49 million and $15 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Depreciation expense was $139 million, $123 million and $116 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Leases
The Company leases certain properties, buildings and equipment (including branches, warehouses, DCs and office space) under various arrangements which provide the right to use the underlying asset and require lease payments for the lease term. The Company determines if an arrangement contains a lease at inception. Leases with an initial term of more than 12 months are recorded on the balance sheet as right-of-use (ROU) assets representing the right to use the underlying asset for the lease term and the corresponding current and long-term lease liabilities representing the obligation to make lease payments arising from the lease.

ROU assets and lease liabilities are recognized at the lease commencement or possession date based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined using the incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate, the ROU asset and the lease liability are re-evaluated upon a lease modification.

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

To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged. In addition, for a derivative to be designated as a hedge, the risk management objective and strategy must be documented. Hedge documentation must identify the derivative hedging instrument, the asset or liability or forecasted transaction, type of risk to be hedged, and how the effectiveness of the derivative is assessed prospectively and retrospectively. To assess effectiveness, the Company uses statistical methods and qualitative comparisons of critical terms. The extent to which a derivative has been and is expected to continue to be highly effective at offsetting changes in the fair value or cash flows of the hedged item is assessed and documented periodically. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued. For those derivative instruments that are designated and qualify as hedging instruments, the Company classifies them as fair value hedges or cash flow hedges.

Contingencies
The Company records a liability when a particular contingency is both probable and estimable. If the probable loss cannot be reasonably estimated, no accrual is recorded, but the loss contingency and the reasons to the effect that it cannot be reasonably estimated are disclosed. If a loss is reasonably possible, the Company will provide disclosure to that affect.

For further discussion on the Company's contingencies, see Notes 15 and 16.

New Accounting Standards

Accounting Pronouncements Recently Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting as modified by subsequently issued ASU 2021-01. This update provides optional expedients and exceptions for applying GAAP to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. The guidance is effective upon issuance and generally can be applied prospectively to contract modifications made and hedging relationships entered or evaluated on or before December 31, 2022. In October 2022, the FASB amended Topic 848, updating the sunset date from December 31, 2022 to December 31, 2024. The Company adopted this ASU on July 1, 2022 on a prospective basis and it did not have a material impact on the Consolidated Financial Statements. For further discussion on the credit agreement modifications made to the revolving credit facility, see Note 6.

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

NOTE 2 - BUSINESS DIVESTITURES AND LIQUIDATIONS
Consistent with the Company's strategic focus on broad line MRO distribution in key markets, Grainger divested Cromwell's wholly owned software business in the U.K. (Cromwell subsidiary) on October 21, 2022, the China business (China) on August 21, 2020, the Fabory business in Europe (Fabory) on June 30, 2020 and commenced the liquidation of Zoro Tools Europe (ZTE) in the fourth quarter of 2020. Accordingly, the Company's Consolidated Statements of Earnings, Comprehensive Earnings and Cash Flows and related notes include these business results in Other businesses through the respective dates of divestiture and liquidation. The proceeds from the divestitures were used to fund general business and corporate needs. The Company does not expect these business exits to have a future material impact on its Consolidated Financial Statements.

In the fourth quarter of 2022, the Company recorded a gain of $21 million in SG&A as a result of the Cromwell subsidiary divestiture. In 2020, Grainger recorded a gain of $5 million and a loss of approximately $109 million in SG&A as a result of the China and Fabory business divestitures, respectively, which included net accumulated foreign currency translation losses of $45 million, that were reclassified from Accumulated other comprehensive earnings (losses) (AOCE) to SG&A. Additionally in 2020, the Company recorded $9 million in expense in SG&A associated with the wind down of ZTE.

NOTE 3 - REVENUE
The Company's revenue is primarily comprised of MRO product sales and related activities, such as freight and services.

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

The following table presents the Company's percentage of revenue by reportable segment and by major customer industry:

	Twelve Months Ended December 31,
	2022			2021			2020
	High-Touch Solutions N.A.	Endless Assortment	Total Company (2)	High-Touch Solutions N.A.	Endless Assortment	Total Company (2)	High-Touch Solutions N.A.	Endless Assortment	Total Company (2)
Contractors	9%	15%	10%	9%	16%	10%	9%	15%	10%
Commercial	9	15	10	9	15	10	8	15	9
Government	17	3	14	18	3	15	20	3	16
Healthcare	7	2	6	7	2	6	9	2	7
Manufacturing	31	30	31	30	29	30	29	29	30
Retail/Wholesale	9	15	10	10	10	10	9	10	9
Transportation	6	3	5	5	3	5	5	3	5
Other(1)	12	17	14	12	22	14	11	23	14
Total net sales	100%	100%	100%	100%	100%	100%	100%	100%	100%
Percent of total company revenue	80%	18%	100%	78%	20%	100%	78%	18%	100%

(1) Other primarily includes revenue from industries and customers that are not material individually, including agriculture, mining, natural resources and resellers not aligned to a major industry segment.

(2) Total Company includes other businesses, which includes the Cromwell business, as well as Grainger's divested businesses in the periods prior to their divestitures. Other businesses account for approximately 2%, 2% and 4% of revenue for the twelve months ended December 31, 2022, 2021 and 2020, respectively.

NOTE 4 - PROPERTY, BUILDINGS AND EQUIPMENT
Grainger's property, buildings and equipment consisted of the following (in millions of dollars):

	As of
	December 31, 2022	December 31, 2021
Land	$318	$329
Building, structures and improvements	1,463	1,431
Furniture, fixtures, machinery and equipment	1,662	1,567
Property, buildings and equipment	$3,443	$3,327
Less accumulated depreciation and amortization	1,982	1,903
Property, buildings and equipment – net	$1,461	$1,424

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS
Grainger completed its annual impairment testing of goodwill and intangible assets during the fourth quarter of 2022 and 2021. Based on the results of that testing, the Company did not identify any significant events or changes in circumstances that indicated the existence of impairment indicators and concluded that it was more likely than not that the fair value of the reporting units exceeded their carrying amounts at each respective period.

High-Touch Solutions N.A. – Canada Business
As of December 31, 2022 and 2021, the Canada business reporting unit had goodwill of $121 million and $129 million, respectively. As part of our annual impairment testing, the Company performed evaluations of changes in key assumptions, notably projections of revenue growth, operating expenditures, changes in working capital, and factors that could impact the discount rate used in the analysis. In doing so, we compared the current results to forecasted expectations of the most recent quantitative analysis, along with analyzing macroeconomic conditions, current industry trends and transactions, and other market data of industry peers. The Company did not identify any significant events or changes in circumstances that indicated the existence of impairment indicators for its Canada business and concluded that it was more likely than not that the fair value of the Canada business reporting unit exceeded its carrying amount.

The Company's balances and changes in the carrying amount of Goodwill by segment are as follows (in millions of dollars):

	High-Touch Solutions N.A.	Endless Assortment	Other	Total
Balance at January 1, 2021	$321	$70	$—	$391
Translation	—	(7)	—	(7)
Balance at December 31, 2021	321	63	—	384
Translation	(8)	(5)	—	(13)
Balance at December 31, 2022	$313	$58	$—	$371
The aggregate cumulative goodwill impairments as of December 31, 2022, was $137 million and consisted of $32 million in High-Touch Solutions N.A. and $105 million in Other.

The balances and changes in intangible assets – net are as follows (in millions of dollars):

		As of December 31,
		2022			2021
	Weighted average life	Gross carrying amount	Accumulated amortization/ impairment	Net carrying amount	Gross carrying amount	Accumulated amortization/impairment	Net carrying amount
Customer lists and relationships	11.7 years	$217	$181	$36	$221	$176	$45
Trademarks, trade names and other	14.4 years	32	22	10	36	24	12
Non-amortized trade names and other	Indefinite	22	—	22	25	—	25
Capitalized software	4.2 years	580	416	164	525	369	156
Total intangible assets	6.9 years	$851	$619	$232	$807	$569	$238

Amortization expense of intangible assets recorded in SG&A was $61 million, $63 million, and $60 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Estimated amortization expense for future periods is as follows (in millions of dollars):

Year	Expense
2023	$61
2024	53
2025	44
2026	31
2027	16
Thereafter	5
Total	$210

NOTE 6 - DEBT
Total debt, including long-term, current maturities and debt issuance costs and discounts – net, consisted of the following (in millions of dollars):

	As of December 31,
	2022		2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.60% senior notes due 2045	$1,000	$916	$1,000	$1,284
1.85% senior notes due 2025	500	470	500	509
4.20% senior notes due 2047	400	338	400	492
3.75% senior notes due 2046	400	317	400	459
Japanese yen term loan	69	69	78	78
Other	(29)	(29)	7	7
Subtotal	2,340	2,081	2,385	2,829
Less current maturities	(35)	(35)	—	—
Debt issuance costs and discounts – net of amortization	(21)	(21)	(23)	(23)
Long-term debt	$2,284	$2,025	$2,362	$2,806

Revolving Credit Facility
In February 2020, the Company entered into a five-year unsecured credit agreement. Grainger may obtain loans in various currencies on a revolving basis in an aggregate amount not exceeding $1.25 billion (revolving credit facility), which may be increased up to $1.875 billion at the request of the Company, subject to approval from lenders and other customary conditions. The primary purpose of the revolving credit facility is to support the Company's commercial paper program and for general corporate purposes. The revolving credit facility replaced the Company's former $750 million unsecured revolving credit facility, which originated in October 2017 and was scheduled to mature in October 2022.

In August 2022, the Company entered into a First Amendment (the Amendment) to its revolving credit facility. The Amendment changes the benchmark rate for borrowings denominated in U.S. and foreign currencies from LIBOR to certain alternative benchmark rates. This includes benchmark rates based on the Euro Interbank Offered Rate (EURIBOR) for borrowings denominated in Euros, the Canadian Dollar Offer Rate (CDOR) for borrowings denominated in Canadian dollars, the Sterling Overnight Index Average (SONIA) for borrowings denominated in sterling and Secured Overnight Financing Rate (SOFR) for borrowings denominated in U.S. dollars. The Amendment also updates certain other provisions regarding successor interest rates to LIBOR.

There were no borrowings outstanding under the revolving credit facility as of December 31, 2022 and 2021.

The Company's foreign subsidiaries utilize various financing sources for working capital purposes and other operating needs. These financing sources in aggregate were not material as of December 31, 2022 and 2021.

Commercial Paper
The Company issues commercial paper from time to time for general working capital needs. As of December 31, 2022 and 2021, there was none outstanding.

Senior Notes
In the years 2015-2020, Grainger issued $2.3 billion in unsecured long-term debt (senior notes) primarily to provide flexibility in funding general working capital needs, share repurchases and long-term cash requirements. The senior notes require no principal payments until maturity and interest is paid semi-annually.

The Company may redeem the senior notes in whole at any time or in part from time to time at a make-whole redemption price prior to their respective maturity dates. The redemption price is calculated by reference to the then-current yield on a U.S. treasury security with a maturity comparable to the remaining term of the senior notes plus 10-25 basis points, together with accrued and unpaid interest, at the redemption date. Additionally, if the Company experiences specific kinds of changes in control, it will be required to make an offer to purchase the senior notes at 101% of their principal amount plus accrued and unpaid interest, at the date of purchase. Within one year of the maturity date, the Company may redeem the senior notes in whole at any time or in part at 100% of their principal amount, together with accrued and unpaid interest, at the redemption date.

The Company incurred debt issuance costs related to the senior notes of approximately $29 million, representing underwriting fees and other expenses. These costs were recorded as a contra-liability in Long-term debt and are being amortized over the term of the senior notes using the straight-line method to Interest expense – net.

Grainger uses interest rate swaps to manage the risks associated with the 1.85% senior notes. These swaps were designated for hedge accounting treatment as fair value hedges. The resulting carrying value adjustments as of December 31, 2022 and 2021, are presented in Other in the table above. For further discussion on the Company's hedge accounting policies and derivative instruments, see Note 12.

Term Loan
In August 2020, MonotaRO entered into a ¥9 billion term loan agreement to fund technology investments and the expansion of its distribution center (DC) network. As of December 31, 2022 and 2021, the carrying amount of the term loan, including current maturities due within one year, was $69 million and $78 million, respectively. The term loan matures in 2024, payable over four equal semi-annual principal installments in 2023 and 2024 and bears an average interest rate of 0.05%.

Fair Value
The estimated fair value of the Company’s senior notes was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy.

The Company's debt instruments include affirmative and negative covenants that are usual and customary for companies with similar credit ratings and do not contain any financial performance covenants. The Company was in compliance with all debt covenants as of December 31, 2022 and 2021.

The scheduled aggregate principal payments required on the Company's indebtedness, based on the maturity dates defined within the debt arrangements, for the succeeding five years, excluding debt issuance costs and the impact of derivatives, are due as follows (in millions of dollars):

Year	Payment Amount
2023	$35
2024	34
2025	500
2026	5
2027	—
Thereafter	1,800
Total	$2,374

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

Defined Contribution Plans
A majority of the Company's U.S. team members are covered by a retirement savings plan, adopted as of January 1, 2021. The new plan amended and restated the prior noncontributory profit-sharing plan, which previously aligned Company contributions to Company performance and included two components, a variable annual contribution based on the Company's rate of return on invested capital and an automatic contribution equal to 3% of the eligible team member's total eligible compensation. As part of the amendment, beginning in 2021, the profit-sharing contribution was removed and the Company's automatic contribution increased from 3% to 6% of total eligible participants’ compensation. In addition, team members covered by the plan are also able to make personal contributions.

The total retirement savings plan expense was $87 million, $78 million, and $99 million for 2022, 2021 and 2020, respectively.

The Company sponsors additional defined contribution plans available to certain U.S. and foreign team members for which contributions are made by the Company and participating team members. The expense associated with these defined contribution plans totaled $11 million, $16 million and $16 million for 2022, 2021 and 2020, respectively.

Postretirement Healthcare Benefits Plans
The Company has a postretirement healthcare benefit plan that provides coverage for a majority of its U.S. team members hired prior to January 1, 2013, and their dependents should they elect to maintain such coverage upon retirement. Covered team members become eligible for participation when they qualify for retirement while working for the Company. Participation in the plan is voluntary and requires participants to make contributions toward the cost of the plan, as determined by the Company.

The net periodic benefits costs were valued with a measurement date of January 1 for each year and consisted of the following components (in millions of dollars):

	For the Years Ended December 31,
	2022	2021	2020
SG&A
Service cost	$4	$5	$5
Other (income) expense
Interest cost	4	3	6
Expected return on assets	(8)	(8)	(8)
Amortization of prior service credit	(10)	(9)	(10)
Amortization of unrecognized gains	(9)	(8)	(5)
Net periodic benefits	$(19)	$(17)	$(12)

Reconciliations of the beginning and ending balances of the postretirement benefit asset (obligation), which is calculated as of December 31 measurement date, the fair value of plan assets available for benefits and the funded status of the benefit asset (obligation) follow (in millions of dollars):

	2022	2021
Benefit obligation at beginning of year	$153	$167
Service cost	4	5
Interest cost	4	3
Plan participants' contributions	3	3
Actuarial gains	(40)	(14)
Benefits paid	(12)	(11)
Benefit obligation at end of year	$112	$153

Plan assets available for benefits at beginning of year	$207	$206
Actual returns on plan assets	(36)	9
Plan participants' contributions	3	3
Benefits paid	(12)	(11)
Plan assets available for benefits at end of year	162	207

Noncurrent postretirement benefit asset	$50	$54

The amounts recognized in AOCE consisted of the following (in millions of dollars):

	As of December 31,
	2022	2021
Prior service credit	$33	$42
Unrecognized gains	77	90
Deferred tax liability	(28)	(33)
Net accumulated gains	$82	$99

The Company has elected to amortize the amount of net unrecognized gains over a period equal to the average remaining service period for active plan participants expected to retire and receive benefits of approximately 10 years for 2022.

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

The following assumptions were used to determine net periodic benefit costs at January 1 of each year:

	For the Years Ended December 31,
	2022	2021	2020
Discount rate	2.57%	2.17%	3.01%
Long-term rate of return on plan assets – net of tax	4.04%	4.04%	4.04%
Initial healthcare cost trend rate
Pre age 65	6.50%	5.81%	6.06%
Post age 65	NA	NA	NA
Catastrophic drug benefit	NA	NA	NA
Ultimate healthcare cost trend rate	4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate reached	2030	2026	2026
HRA credit inflation index for grandfathered retirees	—%	—%	2.50%

The following assumptions were used to determine benefit obligations as of December 31:

	2022	2021	2020
Discount rate	4.92%	2.57%	2.17%
Expected long-term rate of return on plan assets – net of tax	4.04%	4.04%	4.04%
Initial healthcare cost trend rate
Pre age 65	7.50%	6.50%	5.81%
Post age 65	NA	NA	NA
Catastrophic drug benefit	NA	NA	NA
Ultimate healthcare cost trend rate	4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate reached	2033	2030	2026
HRA credit inflation index for grandfathered retirees	—%	—%	—%

The discount rate assumptions reflect the rates available on high-quality fixed-income debt instruments as of December 31, the measurement date of each year. These rates have been selected due to their similarity to the duration of the projected cash flows of the postretirement healthcare benefit plan. As of December 31, 2022, the Company increased the discount rate from 2.57% to 4.92% to reflect the increase in the market interest rates as of December 31, 2022.

The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates. As of December 31, 2022, the initial healthcare cost trend rate was 7.50% for pre age 65. The healthcare costs trend rates decline each year until reaching the ultimate trend rate of 4.50%. The plan amendment adopted in 2017 moves all post age 65 Medicare eligible retirees to an exchange and provides a subsidy to those retirees to purchase insurance. The amount of the subsidy is based on years of service for grandfathered team members.

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

The plan assets available for benefits are net of Trust liabilities, primarily related to deferred income taxes and taxes payable as of December 31 (in millions of dollars):

	2022	2021
Asset class:
Level 1 inputs:
Mutual funds:
Funds – municipal/provincial bonds	$8	$12
Funds – corporate bonds fund	3	5
Federal Money Market Fund	—	4
Level 2 inputs:
Fixed income:
Corporate bonds	57	89
Government/municipal bonds	12	14
Equity funds	73	85
Plan assets	153	209
Less trust assets (liabilities)	9	(2)
Plan assets available for benefits	$162	$207

Consistent with the new investment strategy, the after-tax expected long-term rates of return on plan assets of 4.04% as of December 31, 2022 is based on the historical average of long-term rates of return and an estimated tax rate. The required use of an expected long-term rate of return on plan assets may result in recognition of income that is greater or lower than the actual return on plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and, therefore, result in a pattern of income recognition that more closely matches the pattern of the services provided by the team members.

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

The Company forecasts the following benefit payments related to postretirement (which include a projection for expected future team member service) for the next ten years (in millions of dollars):

Year	Estimated Gross Benefit Payments
2023	$9
2024	9
2025	9
2026	9
2027	9
2028-2032	41
Total	$86

NOTE 8 - LEASES
The Company leases certain properties, buildings and equipment (including branches, warehouses, DCs and office space) under various arrangements which provide the right to use the underlying asset and require lease payments for the lease term. The Company’s lease portfolio consists mainly of operating leases that expire at various dates through 2037.

Information related to operating leases is as follows (in millions of dollars):

	As of December 31,
	2022	2021
Right-of-use assets
Operating lease right-of-use	$367	$393

Operating lease liabilities
Operating lease liability	68	66
Long-term operating lease liability	318	334
Total operating lease liabilities	$386	$400

	As of December 31,
	2022	2021
Weighted average remaining lease term	7 years	7 years
Weighted average incremental borrowing rate	1.46%	0.81%
Cash paid for operating leases	$76	$68
Right-of-use assets obtained in exchange for operating lease obligations	$96	$244

Rent expense was $93 million, $74 million and $76 million for 2022, 2021 and 2020, respectively. These amounts are net of sublease income of $2 million for 2022, 2021 and 2020.

Remaining maturity of existing lease liabilities as of December 31, 2022 are as follows (in millions of dollars):

Year	Operating Leases
2023	$77
2024	68
2025	62
2026	50
2027	40
Thereafter	108
Total lease payments	405
Less interest	(19)
Present value of lease liabilities	$386

As of December 31, 2022 and 2021, the Company's finance leases and service contracts with lease arrangements were not material. Finance leases are reported in Property, buildings and equipment – net, and as a short and long-term finance lease liability in Accrued Expenses and Other non-current liabilities.

As of December 31, 2022 and 2021, Grainger's future lease obligations that have not yet commenced were $65 million and $18 million, respectively.

NOTE 9 - STOCK INCENTIVE PLANS
The Company maintains stock incentive plans under which the Company may grant a variety of incentive awards to team members and executives, which include restricted stock units (RSUs), performance shares and deferred stock units. As of December 31, 2022, there were 1.5 million shares available for grant under the plans. When awards are exercised or settled, shares of the Company’s treasury stock are issued.

Pretax stock-based compensation expense included in SG&A was $48 million, $42 million, and $46 million in 2022, 2021 and 2020, respectively, and was primarily comprised of RSUs. Related income tax benefits recognized in earnings were $19 million, $21 million, and $16 million in 2022, 2021 and 2020, respectively.

Restricted Stock Units
The Company awards RSUs to certain team members and executives. RSUs vest generally over periods from one to seven years from issuance. The RSU grant date fair value is based on the closing price of the Company's common stock on the last trading day preceding the date of the grant. RSU expense for the years ended December 31, 2022, 2021 and 2020 was approximately $34 million, $30 million and $32 million, respectively.

The following table summarizes RSU activity (in millions of dollars, except for share and per share amounts):

	2022		2021		2020
	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share
Beginning nonvested units	202,321	$318.40	317,414	$259.67	326,124	$259.88
Issued	96,940	$520.67	105,866	$406.17	140,815	$252.11
Canceled	(17,038)	$345.30	(36,134)	$274.74	(26,254)	$257.56
Vested	(91,191)	$336.99	(184,825)	$276.34	(123,271)	$252.05
Ending nonvested units	191,032	$409.77	202,321	$318.40	317,414	$259.67
Fair value of shares vested	$31		$51		$31

As of December 31, 2022, there was $55 million of total unrecognized compensation expense related to nonvested RSUs the Company expects to recognize over a weighted average period of 2.1 years.

NOTE 10 - CAPITAL STOCK
The Company had no shares of preferred stock outstanding as of December 31, 2022 and 2021. The activity related to outstanding common stock and common stock held in treasury was as follows:

	2022		2021		2020
	Outstanding Common Stock	Treasury Stock	Outstanding Common Stock	Treasury Stock	Outstanding Common Stock	Treasury Stock
Balance at beginning of period	51,220,205	58,439,014	52,524,391	57,134,828	53,687,528	55,971,691
Exercise of stock options	101,802	(101,802)	188,444	(188,444)	311,374	(311,374)
Settlement of restricted stock units – net of 31,132, 61,377 and 41,019 shares retained, respectively	64,649	(64,649)	127,969	(127,969)	82,241	(82,241)
Settlement of performance share units – net of 10,359, 9,746 and 16,830 shares retained, respectively	13,890	(13,890)	12,507	(12,507)	28,098	(28,098)
Purchase of treasury shares	(1,144,223)	1,144,223	(1,633,106)	1,633,106	(1,584,850)	1,584,850
Balance at end of period	50,256,323	59,402,896	51,220,205	58,439,014	52,524,391	57,134,828

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSSES) (AOCE)
The components of AOCE consisted of the following (in millions of dollars):

	Foreign Currency Translation and Other	Defined Postretirement Benefit Plan	Other Employment-related Benefit Plans	Total	Foreign Currency Translation Attributable to Noncontrolling Interests	AOCE Attributable to W.W. Grainger, Inc.
Balance at January 1, 2020 – net of tax	$(238)	$79	$(8)	$(167)	$(13)	$(154)
Other comprehensive earnings (loss) before reclassifications – net of tax	36	33	—	69	12	57
Amounts reclassified to net earnings	47	(11)	—	36	—	36
Net current period activity	$83	$22	$—	$105	$12	$93
Balance at December 31, 2020 – net of tax	$(155)	$101	$(8)	$(62)	$(1)	$(61)
Other comprehensive earnings (loss) before reclassifications – net of tax	(64)	12	2	(50)	(29)	(21)
Amounts reclassified to net earnings	—	(14)	—	(14)	—	(14)
Net current period activity	(64)	(2)	2	(64)	(29)	(35)
Balance at December 31, 2021 – net of tax	$(219)	$99	$(6)	$(126)	$(30)	$(96)
Other comprehensive earnings (loss) before reclassifications – net of tax	$(101)	$(4)	$—	$(105)	$(34)	$(71)
Amounts reclassified to net earnings	$—	$(13)	$—	$(13)	$—	$(13)
Net current period activity	$(101)	$(17)	$—	$(118)	$(34)	$(84)
Balance at December 31, 2022 – net of tax	$(320)	$82	$(6)	$(244)	$(64)	$(180)

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

Cash Flow Hedges
The Company uses cash flow hedges primarily to hedge the exposure to variability in forecasted cash flows from foreign currency-denominated intercompany borrowings via cross-currency swaps. Gains or losses on the cross-currency swaps are reported as a component of Accumulated other comprehensive earnings (losses) (AOCE) and reclassified into earnings in the same period during which the hedged transaction affects earnings. The notional amount of the Company’s outstanding cash flow hedges as of December 31, 2022 and 2021 was approximately $34 million.

The effect of the Company’s cash flow hedges on AOCE for the twelve months ended December 31, 2022 and 2021 was not material.

Fair Value Hedges
The Company uses fair value hedges primarily to hedge a portion of its fixed-rate long-term debt via interest rate swaps. Changes in the fair value of the interest rate swaps, along with the gain or loss on the hedged item, is recorded in earnings under the same line item, Interest expense – net. The notional amount of the Company’s outstanding fair value hedges as of December 31, 2022 and 2021 was $500 million.

The effect of the Company's fair value hedges on the Consolidated Statement of Earnings in Interest expense – net for the twelve months ended December 31, 2022 and 2021, respectively, were as follows (in millions of dollars):

	For the Years Ended December 31,
	2022	2021
Gain or (loss):
Interest rate swaps:
Hedged item	$35	$20
Derivatives designated as hedging instrument	$(35)	$(20)

The fair value and carrying amounts of outstanding derivative instruments in the Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively, were as follows (in millions of dollars):

		As of December 31,
		2022	2021
	Balance Sheet Classification	Fair Value and Carrying Amounts
Cross-currency swap	Other non-current liabilities	$—	$2

Interest rate swaps	Other assets	$—	$1
	Other non-current liabilities	$34	$—

The carrying amount of the liability hedged by the interest rate swaps recorded in Long-term debt, including the cumulative amount of fair value hedging adjustments, as of December 31, 2022 and 2021 totaled $466 million and $501 million, respectively.

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

NOTE 13 - INCOME TAXES
Earnings (losses) before income taxes by geographical area consisted of the following (in millions of dollars):

	For the Years Ended December 31,
	2022	2021	2020
U.S.	$1,903	$1,267	$1,015
Foreign	243	218	(68)
Total	$2,146	$1,485	$947

Income tax expense consisted of the following (in millions of dollars):

	For the Years Ended December 31,
	2022	2021	2020
Current income tax expense:
U.S. Federal	$374	$221	$119
U.S. State	77	46	28
Foreign	78	81	65
Total current	529	348	212
Deferred income tax expense (benefit)	4	23	(20)
Total income tax expense	$533	$371	$192

The income tax effects of temporary differences that gave rise to the net deferred tax asset (liability) as of December 31, 2022 and 2021 were as follows (in millions of dollars):

	As of December 31,
	2022	2021
Deferred tax assets:
Accrued expenses	150	152
Foreign loss carryforwards	62	59
Accrued employment-related benefits	51	50
Tax credit carryforward	26	27
Other	23	17
Deferred tax assets	312	305
Less valuation allowance	(71)	(70)
Deferred tax assets – net of valuation allowance	$241	$235
Deferred tax liabilities:
Property, buildings, equipment and other capital assets	(212)	(217)
Intangibles	(64)	(67)
Inventory	(18)	(9)
Other	(11)	(8)
Deferred tax liabilities	(305)	(301)
Net deferred tax liability	$(64)	$(66)

The net deferred tax asset (liability) is classified as follows:
Noncurrent assets	$12	$14
Noncurrent liabilities (foreign)	(76)	(80)
Net deferred tax liability	$(64)	$(66)

As of December 31, 2022 and 2021, the Company had $248 million and $238 million, respectively, of gross loss carryforwards related to foreign operations. Some of the loss carryforwards may expire at various dates through 2042. The Company has recorded a valuation allowance, which represents a provision for uncertainty as to the realization of the tax benefits of these carryforwards and deferred tax assets that may not be realized.

The Company's valuation allowance changed as follows (in millions of dollars):

	For the Years Ended December 31,
	2022	2021
Balance at beginning of period	$(70)	$(53)
Increases primarily related to foreign NOLs	(10)	(8)
Releases primarily related to foreign NOLs	1	2
Foreign subsidiaries tax impacts due to divestiture	—	2
Tax rate changes	—	(7)
Foreign exchange rate changes	4	1
Increase related to U.S. foreign tax credits	1	(3)
Other changes – net	3	(4)
Balance at end of period	$(71)	$(70)

A reconciliation of income tax expense with federal income taxes at the statutory rate follows (in millions of dollars):

	For the Years Ended December 31,
	2022	2021	2020
Federal income tax	$451	$312	$199
State income taxes – net of federal income tax benefit	64	41	33
Foreign rate difference	26	26	23
Foreign subsidiaries tax impacts due to divestiture	—	—	(61)
Change in valuation allowance	7	7	16
Other – net	(15)	(15)	(18)
Income tax expense	$533	$371	$192
Effective tax rate	24.8%	25.0%	20.3%

The changes to the Company's effective tax rate for the year ended December 31, 2022 was primarily driven by favorable mix of U.S. earnings versus foreign earnings taxed at a higher rate. The changes to the Company's effective tax rate for the year ending December 31, 2021 was primarily driven by the absence of tax losses in the Company's investment in Fabory due to the impairment and internal reorganization of the Company's holdings of Fabory in the first quarter of 2020. The Company divested Fabory during the second quarter of 2020.

Foreign Undistributed Earnings
Estimated gross undistributed earnings of foreign subsidiaries as of December 31, 2022 and 2021, totaled $530 million and $544 million, respectively. The Company considers these undistributed earnings permanently reinvested in its foreign operations and is not recording a deferred tax liability for any foreign withholding taxes on such amounts. If at some future date the Company ceases to be permanently reinvested in its foreign subsidiaries, the Company may be subject to foreign withholding and other taxes on these undistributed earnings and may need to record a deferred tax liability for any outside basis difference in its investments in its foreign subsidiaries.

Tax Uncertainties
The Company recognizes in the financial statements a provision for tax uncertainties, resulting from application of complex tax regulations in multiple tax jurisdictions.

The changes in the liability for tax uncertainties, excluding interest, are as follows (in millions of dollars):

	For the Years Ended December 31,
	2022	2021	2020
Balance at beginning of year	$38	$39	$28
Additions for tax positions related to the current year	4	3	23
Additions for tax positions of prior years	2	—	—
Reductions for tax positions of prior years	—	(1)	(2)
Reductions due to statute lapse	(2)	(3)	(10)
Settlements, audit payments, refunds – net	(1)	—	—
Balance at end of year	$41	$38	$39

The Company classifies the liability for tax uncertainties in deferred income taxes and tax uncertainties. Included in this amount is $5 million and $4 million at December 31, 2022 and 2021, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Any changes in the timing of deductibility of these items would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authorities to an earlier period. Excluding the timing items, the remaining amounts would affect the annual tax rate. In 2022 and 2021, the changes to tax positions were primarily related to the impact of expiring statutes and current year state and local reserves. In 2020, the changes to tax positions were related generally to the tax losses on the Company’s investment in Fabory along with the impact of expiring statutes, the conclusion of audits and audit settlements. Estimated interest and penalties were not material.

The Company is regularly subject to examination of its federal income tax returns by the Internal Revenue Service. The statute of limitations expired for the Company's 2018 federal tax return while tax years 2019 through 2021 remain open. The Company is also subject to audit by state, local and foreign taxing authorities. Tax years 2012 through 2021 remain subject to state and local audits and 2017 through 2021 remain subject to foreign audits. The amount of liability associated with the Company's tax uncertainties may change within the next 12 months due to the pending audit activity, expiring statutes or tax payments. A reasonable estimate of such change cannot be made.

NOTE 14 - SEGMENT INFORMATION
Grainger's two reportable segments are High-Touch Solutions N.A. and Endless Assortment. The remaining businesses, which includes the Company's Cromwell business, are classified as Other to reconcile to consolidated results. These businesses individually and in the aggregate do not meet the criteria of a reportable segment.

The Company's corporate costs are allocated to each reportable segment based on benefits received. Additionally, intersegment sales transactions, which are sales between Grainger businesses in separate reportable segments, are eliminated within the segment to present only the impact of sales to external customers. Service fees for intersegment sales are included in each segment's SG&A and are also eliminated in the Company's Consolidated Financial Statements.

Following is a summary of segment results (in millions of dollars):

	2022		2021		2020(1)
	Net sales	Operating earnings (losses)	Net sales	Operating earnings (losses)	Net sales	Operating earnings (losses)
High-Touch Solutions N.A.	$12,182	$1,983	$10,186	$1,334	$9,221	$1,182
Endless Assortment	2,787	223	2,576	232	2,178	166
Other	259	9	260	(19)	398	(329)
Total Company	$15,228	$2,215	$13,022	$1,547	$11,797	$1,019

(1) Segment results for the year ended December 31, 2020 were recast to reflect the Company's 2021 re-segmentation.

	2022	2021	2020(1)
Depreciation and amortization:
High-Touch Solutions N.A.	$168	$148	$143
Endless Assortment	35	22	17
Other	3	3	9
Total consolidated depreciation and amortization	$206	$173	$169

(1) Segment results for the year ended December 31, 2020 were recast to reflect the Company's 2021 re-segmentation.

Depreciation and amortization presented above includes depreciation of long-lived assets and amortization of capitalized software and ROU assets. Long-lived assets consist of property, buildings and equipment.

Following is revenue by geographic location (in millions of dollars):

	2022	2021	2020
Revenue by geographic location:
United States	$12,325	$10,236	$9,200
Japan	1,719	1,705	1,436
Canada	621	560	494
Other foreign countries	563	521	667
	$15,228	$13,022	$11,797

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

As previously disclosed, since the fourth quarter of 2019, Grainger, KMCO, LLC (KMCO) and other defendants have been named in several product liability-related lawsuits in the Harris County, Texas District Court relating to an explosion at a KMCO chemical refinery located in Crosby, Harris County, Texas on April 2, 2019. The complaints in which Grainger has been named, which to date encompass approximately 186 plaintiffs, seek recovery of compensatory and other damages and relief in relation to personal injury, including one death and various other alleged injuries. On May 8, 2020, KMCO filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Texas for relief under Chapter 7 of Title 11 of the United States Bankruptcy Court in the case KMCO, LLC, No. 20-60028. As a result of the Chapter 7 proceedings, the claims against KMCO in the Harris County lawsuits were stayed. Effective January 1, 2021, the Bankruptcy Court lifted the stay with respect to KMCO.

In the product liability cases, the Harris County District Court decided to schedule bellwether trials involving a subset of plaintiffs the Court believes are representative of the parties' claims and defenses, and the first of such trials involving six plaintiffs (the First Scheduled Trial) was scheduled to commence in mid-January 2023. Prior to the start of the First Scheduled Trial, the Company and 27 plaintiffs engaged in mediation and reached settlements in principle with respect to such plaintiffs' claims against the Company. Those 27 plaintiffs include the plaintiffs who alleged the most serious injuries, as well as five of the six plaintiffs from the First Scheduled Trial. The Company has executed final settlement agreements with those 27 plaintiffs. Grainger believes the payment of these settlements is probable through available insurance. The Company recorded a contingent liability related to these settlements in Accrued expenses and a corresponding recoverable asset in Prepaid expenses and other current assets on the Consolidated Balance Sheet as of December 31, 2022, which resulted in no effect to the Company's Consolidated Statement of Earnings for the year ended December 31, 2022.

Whether trials involving any or all of the remaining plaintiffs will proceed is uncertain and the timing or outcome of any such trials cannot currently be predicted, nor is it currently possible to make any additional estimate of potential loss or range of loss.

On December 16, 2020, KMCO, the trustee of its estate and ORG Chemical Holdings, LLC, KMCO’s parent company (ORG), filed a property damage lawsuit relating to the KMCO chemical refinery incident against Grainger and another defendant in the Harris County, Texas District Court, which seeks unspecified damages (the KMCO Case). On April 1, 2021, 24 individual plaintiffs filed a petition in intervention seeking to be added as plaintiffs in the KMCO Case and seeking unspecified damages. On March 24, 2021, Indian Harbor Insurance Company, together with other insurance companies and underwriters, filed a property damage lawsuit relating to the KMCO chemical refinery incident against Grainger and another defendant in the Harris County, Texas District Court, seeking reimbursement of insurance payments made to or on behalf of KMCO and ORG, the insured parties under their respective policies, and other damages. The Company is currently unable to predict the timing, outcome or any estimate of possible loss or range of loss of the ORG and the Indian Harbor Insurance Company lawsuits.

Grainger continues to investigate each of the various remaining claims against the Company relating to the KMCO chemical refinery incident and intends to contest these matters vigorously.

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

NOTE 16 - SUBSEQUENT EVENTS
Subsequent to December 31, 2022, the Company reached a settlement agreement related to the First Scheduled Trial as described in Note 15.

On January 25, 2023, Grainger's Board of Directors declared a quarterly cash dividend of $1.72 per share of common stock, payable March 1, 2023 to shareholders of record on February 13, 2023.

Grainger evaluated all subsequent event activity and concluded that no other subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to Consolidated Financial Statements.

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

Grainger's management assessed the effectiveness of Grainger's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment under that framework and the criteria established therein, Grainger's management concluded that Grainger's internal control over financial reporting was effective as of December 31, 2022.

Ernst & Young LLP, an independent registered public accounting firm, has audited Grainger's internal control over financial reporting as of December 31, 2022, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting
There were no changes to Grainger's internal control over financial reporting for the quarter ending December 31, 2022 that have materially affected, or are reasonably likely to materially affect, Grainger's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
W.W. Grainger, Inc. and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited W.W. Grainger, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, W.W Grainger, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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
February 21, 2023

Item 9B: Other Information
None.

Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 26, 2023, under the captions “Board Qualifications, Attributes, Skills and Background,” “Annual Election of Directors,” “Candidates for Board Membership,” “Director Nominees’ Experience and Qualifications,” “Audit Committee,” and “Board Affairs and Nominating Committee,” and "Delinquent Section 16(a) Reports." Information required by this item regarding executive officers of Grainger is set forth in Part I, Item 1, under the caption “Information about our Executive Officers.”

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

Item 11: Executive Compensation
The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 26, 2023, under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee,” “Report of the Compensation Committee of the Board,” “CEO Pay Ratio,” and “Pay Versus Performance Disclosure.”

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 26, 2023, under the captions “Ownership of Grainger Stock” and “Equity Compensation Plans.”

Item 13: Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 26, 2023, under the captions “Director Independence,” “Annual Election of Directors” and “Transactions with Related Persons.”

Item 14: Principal Accountant Fees and Services
The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 26, 2023, under the caption “Audit Fees and Audit Committee Pre-Approval Policies and Procedures.”

PART IV

Item 15: Exhibits and Financial Statements Schedules
(a) Documents filed as part of this Form 10-K
(1) All Financial Statements

(2) Financial Statement Schedules: the schedules listed in Rule 5-04 of Regulation S-X have been omitted because they are either not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3) Exhibits Required by Item 601 of Regulation S-K

EXHIBIT INDEX(1)
EXHIBIT NO.	DESCRIPTION
2.1	Share Purchase Agreement, dated as of July 30, 2015, by and among Grainger, GWW UK Holdings Limited, Gregory Family Office Limited and Michael Gregory, incorporated by reference to Exhibit 2.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated July 31, 2015.
3.1	Restated Articles of Incorporation, incorporated by reference to Exhibit 3(i) to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
3.2	By-laws, as amended on March 9, 2017, incorporated by reference to Exhibit 3.1.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated March 9, 2017.
4.1	Indenture, dated as of June 11, 2015, between W.W. Grainger, Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated June 11, 2015.
4.2	First Supplemental Indenture, dated as of June 11, 2015, between W.W. Grainger, Inc. and U.S. Bank National Association, as trustee, and Form of 4.60% Senior Notes due 2045, incorporated by reference to Exhibit 4.2 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated June 11, 2015.
4.3	Second Supplemental Indenture, dated as of May 16, 2016, between W.W. Grainger, Inc., and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated May 16, 2016.
4.4	Third Supplemental Indenture, dated as of May 22, 2017, between W.W. Grainger, Inc., and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated May 22, 2017.
4.5	Form of 3.75% Senior Notes due 2046 (included in Exhibit 4.3), incorporated by reference to Exhibit 4.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated May 16, 2016.
4.6	Form of 4.20% Senior Notes due 2047 (included in Exhibit 4.4), incorporated by reference to Exhibit 4.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated May 22, 2017.
4.7	Description of Registrant's Securities Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.8	Fourth Supplemental Indenture, dated as of February 26, 2020, between W.W. Grainger, Inc., and U.S. Bank National Association, as trustee incorporated by reference to Exhibit 4.1 to W.W. Grainger, Inc.'s Current Report on Form 8-K dated February 21, 2020.

4.9	Form of 1.85% Senior Notes due 2025 (included in Exhibit 4.8), incorporated by reference to Exhibit 4.1 to W.W. Grainger, Inc.'s Current Report on Form 8-K dated February 21, 2020.
10.1	1990 Long-Term Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10(a) to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.*
10.2	Form of Indemnification Agreement between W.W. Grainger, Inc. and each of its directors and certain of its executive officers, incorporated by reference to Exhibit 10(b)(i) to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.*
10.3	Frozen Executive Death Benefit Plan, as amended, incorporated by reference to Exhibit 10(b)(v) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.*
10.4	First amendment to the Frozen Executive Death Benefit Plan, incorporated by reference to Exhibit 10(b)(v)(1) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.*
10.5	Second amendment to the Frozen Executive Death Benefit Plan, incorporated by reference to Exhibit 10(b)(iv)(2) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.*
10.6	Supplemental Profit Sharing Plan, as amended, incorporated by reference to Exhibit 10(viii) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003.*
10.7	Supplemental Profit Sharing Plan II, as amended, incorporated by reference to Exhibit 10(b)(ix) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.*
10.8	Voluntary Salary and Incentive Deferral Plan, as amended, incorporated by reference to Exhibit 10(b)(xi) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.*
10.9	Summary Description of the Directors Compensation Program.*
10.10	2010 Incentive Plan, incorporated by reference to Appendix B of W.W. Grainger, Inc.’s Proxy Statement dated March 12, 2010.*
10.11	Form of Stock Option Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10(b)(xvi) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.*
10.12	Form of Stock Option Award and Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10(b)(xvii) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.*
10.13	Summary Description of the Company Management Incentive Program.*
10.14	Incentive Program Recoupment Agreement, incorporated by reference to Exhibit 10(b)(xxv) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.*
10.15	Form of Change in Control Employment Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10(b)(xxvii) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010.*
10.16	Form of 2015 Performance Share Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.28 to W.W. Grainger, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015.*
10.17	W.W. Grainger, Inc. 2015 Incentive Plan, incorporated by reference to Exhibit B of W.W. Grainger, Inc.’s Proxy Statement dated March 13, 2015.*
10.18	First Amendment to the W.W. Grainger, Inc. 2015 Incentive Plan, incorporated by reference to 10.1 of W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*
10.19	W.W. Grainger, Inc. 2015 Incentive Plan as Amended and Restated Effective October 31, 2018, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.*
10.20	Form of Stock Option Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.*
10.21	Form of Restricted Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.2 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.*
10.22	Form of 2016 Performance Share Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.3 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.*

10.23	Form of Stock Option Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.2 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*
10.24	Form of Restricted Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.3 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*
10.25	Form of 2017 Performance Share Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.4 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*
10.26	Form of 2018 W.W. Grainger, Inc. 2015 Incentive Plan Stock Option Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.3 to W.W. Grainger, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.*
10.27	Form of 2018 W.W. Grainger, Inc. 2015 Incentive Plan Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.4 to W.W. Grainger, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.*
10.28	Form of 2018 W.W. Grainger, Inc. 2015 Incentive Plan Performance Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.5 to W.W. Grainger, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.*
10.29	Form of 2019 W.W. Grainger, Inc. 2015 Stock Incentive Plan Stock Option Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*
10.30	Form of 2019 W.W. Grainger, Inc. 2015 Stock Incentive Plan Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.2 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*
10.31	Form of 2019 W.W. Grainger, Inc. 2015 Stock Incentive Plan Performance Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.3 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*
10.32	Credit Agreement dated as of February 14, 2020, by and among W.W. Grainger, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.'s Current Report on Form 8-K dated February 14, 2020.
10.33	First Amendment to Credit Agreement, dated as of August 29, 2022, by and among W.W. Grainger, Inc., the lenders party thereto and JPMorgan Chase, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.’s Current Report on Form 8 K dated August 30, 2022.
10.34	Form of 2020 W.W. Grainger, Inc. 2015 Incentive Plan Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.*
10.35	Form of 2020 W.W. Grainger, Inc. 2015 Incentive Plan Performance Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.2 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.*
10.36
2022 Form of W.W. Grainger, Inc. 2015 Incentive Plan Performance Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers incorporated by reference to Exhibit 10.35 to W.W. Grainger, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021.*

10.37	2022 Form of W.W. Grainger, Inc. 2022 Incentive Plan Restricted Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.*
10.38	2022 Form of W.W. Grainger, Inc. 2022 Incentive Plan Performance Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.2 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.*
10.39	W.W. Grainger, Inc. 2022 Incentive Plan, incorporated by reference to Appendix C of the Company's Definitive Proxy Statement on Schedule 14A filed on March 17, 2022.*

10.40	Compensation Continuation - Severance Policy Guidance, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.*
10.41	2023 Form of W.W. Grainger, Inc. 2022 Incentive Plan Restricted Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers.*
10.42	2023 Form of W.W. Grainger, Inc. 2022 Incentive Plan Performance Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers.*
10.43	Shareholder Agreement, Dated as of February 17, 2023, by and among W.W. Grainger, Inc. and MonotaRO Co., Ltd.
21	Subsidiaries of Grainger.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(*) Management contract or compensatory plan or arrangement.

Item 16: Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: February 21, 2023

W.W. GRAINGER, INC.

By:	/s/ D.G. Macpherson
D.G. Macpherson
Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 21, 2023, in the capacities indicated.

/s/ D.G. Macpherson	/s/ V. Ann Hailey
D.G. Macpherson	V. Ann Hailey
Chairman of the Board	Director
and Chief Executive Officer, Director
(Principal Executive Officer)	/s/ Katherine D. Jaspon
Katherine D. Jaspon
/s/ Deidra C. Merriwether	Director
Deidra C. Merriwether
Senior Vice President	/s/ Stuart L. Levenick
and Chief Financial Officer	Stuart L. Levenick
(Principal Financial Officer)	Director

/s/ Laurie R. Thomson	/s/ Neil S. Novich
Laurie R. Thomson	Neil S. Novich
Vice President and Controller	Director
(Principal Accounting Officer)
/s/ E. Scott Santi
E. Scott Santi
Director