Form 10-Q
period 2023-03-31
W.W. GRAINGER, INC.
filed 2023-04-27
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
Yes ☐  No ☒

There were 50,166,964 shares of the Company’s Common Stock outstanding as of April 20, 2023.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions of dollars and shares, except for per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net sales	$4,091	$3,647
Cost of goods sold	2,457	2,264
Gross profit	1,634	1,383
Selling, general and administrative expenses	954	849
Operating earnings	680	534
Other (income) expense:
Interest expense – net	24	23
Other – net	(6)	(6)
Total other expense – net	18	17
Earnings before income taxes	662	517
Income tax provision	154	132
Net earnings	508	385
Less net earnings attributable to noncontrolling interest	20	19
Net earnings attributable to W.W. Grainger, Inc.	$488	$366
Earnings per share:
Basic	$9.66	$7.11
Diluted	$9.61	$7.07
Weighted average number of shares outstanding:
Basic	50.2	51.1
Diluted	50.5	51.4

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net earnings	$508	$385
Other comprehensive earnings (losses):
Foreign currency translation adjustments – net of reclassification to earnings	2	(26)
Postretirement benefit plan losses and other – net of tax benefit of $1,and $1, respectively	(3)	(3)
Total other comprehensive earnings (losses)	(1)	(29)
Comprehensive earnings – net of tax	507	356
Less comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	20	19
Foreign currency translation adjustments	(5)	(16)
Total comprehensive earnings (losses) attributable to noncontrolling interest	15	3
Comprehensive earnings attributable to W.W. Grainger, Inc.	$492	$353

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except for share and per share amounts)

	As of
Assets	(Unaudited) March 31, 2023	December 31, 2022
Current assets
Cash and cash equivalents	$461	$325
Accounts receivable (less allowances for credit losses of $38 and $36, respectively)	2,294	2,133
Inventories – net	2,252	2,253
Prepaid expenses and other current assets	183	266
Total current assets	5,190	4,977
Property, buildings and equipment – net	1,468	1,461
Goodwill	370	371
Intangibles – net	234	232
Operating lease right-of-use	386	367
Other assets	177	180
Total assets	$7,825	$7,588

Liabilities and shareholders' equity
Current liabilities
Current maturities	$37	$35
Trade accounts payable	1,074	1,047
Accrued compensation and benefits	230	334
Operating lease liability	65	68
Accrued expenses	372	474
Income taxes payable	146	52
Total current liabilities	1,924	2,010
Long-term debt	2,278	2,284
Long-term operating lease liability	340	318
Deferred income taxes and tax uncertainties	129	121
Other non-current liabilities	109	120
Shareholders' equity
Cumulative preferred stock – $5 par value – 12,000,000 shares authorized; none issued or outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; 109,659,219 shares issued	55	55
Additional contributed capital	1,324	1,310
Retained earnings	11,101	10,700
Accumulated other comprehensive losses	(176)	(180)
Treasury stock, at cost – 59,502,483 and 59,402,896 shares, respectively	(9,569)	(9,445)
Total W.W. Grainger, Inc. shareholders’ equity	2,735	2,440
Noncontrolling interest	310	295
Total shareholders' equity	3,045	2,735
Total liabilities and shareholders' equity	$7,825	$7,588

 The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net earnings	$508	$385
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses	4	4
Deferred income taxes and tax uncertainties	10	7
Depreciation and amortization	51	52
Stock-based compensation	12	9
Change in operating assets and liabilities:
Accounts receivable	(162)	(263)
Inventories	4	(65)
Prepaid expenses and other assets	74	(39)
Trade accounts payable	53	228
Accrued liabilities	(198)	(53)
Income taxes – net	102	86
Other non-current liabilities	(4)	(8)
Net cash provided by operating activities	454	343
Cash flows from investing activities:
Capital expenditures	(98)	(57)
Proceeds from sale of assets	2	—
Net cash used in investing activities	(96)	(57)
Cash flows from financing activities:
Proceeds from debt	6	—
Payments of debt	(18)	—
Proceeds from stock options exercised	23	6
Payments for employee taxes withheld from stock awards	(3)	(2)
Purchases of treasury stock	(142)	(79)
Cash dividends paid	(87)	(84)
Other – net	(3)	—
Net cash used in financing activities	(224)	(159)
Exchange rate effect on cash and cash equivalents	2	(4)
Net change in cash and cash equivalents	136	123
Cash and cash equivalents at beginning of year	325	241
Cash and cash equivalents at end of period	$461	$364
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

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)
(Unaudited)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2023	$55	$1,310	$10,700	$(180)	$(9,445)	$295	$2,735
Stock-based compensation	—	14	—	—	18	—	32
Purchases of treasury stock	—	—	—	—	(142)	—	(142)
Net earnings	—	—	488	—	—	20	508
Other comprehensive earnings (losses)	—	—	—	4	—	(5)	(1)
Cash dividends paid ($1.72 per share)	—	—	(87)	—	—	—	(87)
Balance at March 31, 2023	$55	$1,324	$11,101	$(176)	$(9,569)	$310	$3,045

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

The Condensed Consolidated Balance Sheet at December 31, 2022, has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 21, 2023 (2022 Form 10-K).

There were no material changes to the Company’s significant accounting policies from those disclosed in Note 1 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data in the Company's 2022 Form 10-K.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 2 - REVENUE
Grainger serves a large number of customers in diverse industries, which are subject to different economic and market-specific factors. The Company's revenue is primarily comprised of MRO product sales and related activities.

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

The following table present the Company's percentage of revenue by reportable segment and by major customer industry:

	Three Months Ended March 31,
	2023			2022(1)
	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)
Commercial Services	7%	12%	8%	7%	13%	8%
Contractors	5%	12%	6%	5%	12%	6%
Government	18%	3%	15%	17%	4%	14%
Healthcare	7%	2%	6%	8%	2%	6%
Manufacturing	31%	30%	31%	31%	30%	31%
Retail	4%	4%	4%	4%	4%	4%
Transportation	4%	2%	4%	4%	2%	4%
Utilities	3%	2%	3%	3%	2%	3%
Warehousing	4%	—%	3%	5%	—%	4%
Wholesale	7%	17%	9%	7%	15%	9%
Other(3)	10%	16%	11%	9%	16%	11%
Total net sales	100%	100%	100%	100%	100%	100%
Percent of total company revenue	81%	18%	100%	79%	19%	100%

(1) Customer industry results for March 31, 2022 were reclassified to reflect the Company's current year classifications, which primarily uses the North American Industry Classification System (NAICS) beginning January 1, 2023.

(2) Total Company includes other businesses, which includes the Cromwell business. Other businesses account for approximately 1% and 2% of revenue for the three months ended March 31, 2023 and 2022, respectively.

(3) Other primarily includes revenue from industries and customers that are not material individually, including hospitality, restaurants, property management and natural resources.

Total accrued sales incentives are recorded in Accrued expenses and were approximately $92 million and $102 million as of March 31, 2023 and December 31, 2022, respectively.

The Company had no material unsatisfied performance obligations, contract assets or liabilities as of March 31, 2023 and December 31, 2022.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 3 - PROPERTY, BUILDINGS AND EQUIPMENT
Property, buildings and equipment consisted of the following (in millions of dollars):

	As of
	March 31, 2023	December 31, 2022
Land and land improvements	$319	$318
Building, structures and improvements	1,432	1,463
Furniture, fixtures, machinery and equipment	1,708	1,662
Property, buildings and equipment	$3,459	$3,443
Less accumulated depreciation and amortization	1,991	1,982
Property, buildings and equipment – net	$1,468	$1,461

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS
The Company did not identify any significant events or changes in circumstances that indicated the existence of impairment indicators during the three months ended March 31, 2023. As such, quantitative assessments were not required.

The balances and changes in the carrying amount of goodwill by segment are as follows (in millions of dollars):

	High-Touch Solutions N.A.	Endless Assortment	Other	Total
Balance at January 1, 2022	$321	$63	$—	$384
Translation	(8)	(5)	—	(13)
Balance at December 31, 2022	313	58	—	371
Translation	—	(1)	—	(1)
Balance at March 31, 2023	$313	$57	$—	$370
The aggregate cumulative goodwill impairments as of March 31, 2023, was $137 million and consisted of $32 million within High-Touch Solutions N.A. and $105 million in Other.
The balances and changes in intangible assets – net are as follows (in millions of dollars):

		As of
		March 31, 2023			December 31, 2022
	Weighted average life	Gross carrying amount	Accumulated amortization/impairment	Net carrying amount	Gross carrying amount	Accumulated amortization/impairment	Net carrying amount
Customer lists and relationships	11.7 years	$217	$183	$34	$217	$181	$36
Trademarks, trade names and other	14.4 years	32	23	9	32	22	10
Non-amortized trade names and other	Indefinite	22	—	22	22	—	22
Capitalized software	4.2 years	597	428	169	580	416	164
Total intangible assets	6.9 years	$868	$634	$234	$851	$619	$232

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 5 - DEBT
Total debt, including long-term, current maturities and debt issuance costs and discounts – net, consisted of the following (in millions of dollars):

	As of
	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.60% senior notes due 2045	$1,000	$959	$1,000	$916
1.85% senior notes due 2025	500	476	500	470
4.20% senior notes due 2047	400	357	400	338
3.75% senior notes due 2046	400	332	400	317
Japanese yen term loan	56	56	69	69
Other	(20)	(20)	(29)	(29)
Subtotal	2,336	2,160	2,340	2,081
Less current maturities	(37)	(37)	(35)	(35)
Debt issuance costs and discounts – net of amortization	(21)	(21)	(21)	(21)
Long-term debt	$2,278	$2,102	$2,284	$2,025

Senior Notes
Between 2015 and 2020, Grainger issued $2.3 billion in unsecured long-term debt (Senior Notes) primarily to provide flexibility in funding general working capital needs, share repurchases and long-term cash requirements. The Senior Notes require no principal payments until maturity and interest is paid semi-annually.

The Company incurred debt issuance costs related to its Senior Notes of approximately $29 million, representing underwriting fees and other expenses, that were recorded as a contra-liability within Long-term debt and are being amortized over the term of the Senior Notes using the straight-line method to Interest expense – net.

The Company uses interest rate swaps to manage the risks associated with its 1.85% Senior Notes. These swaps were designated for hedge accounting treatment as fair value hedges. The resulting carrying value adjustments as of March 31, 2023 and December 31, 2022, are presented within Other in the table above. For further discussion on the Company's hedge accounting policies, see Note 6.

Term Loan
In August 2020, MonotaRO entered into a ¥9 billion term loan agreement to fund technology investments and the expansion of its distribution center (DC) network. As of March 31, 2023 and December 31, 2022, the carrying amount of the term loan, including current maturities due within one year, was $56 million and $69 million, respectively. The term loan matures in August 2024, payable over four equal semi-annual principal installments in 2023 and 2024 and bears an average interest of 0.05%.

Fair Value
The estimated fair value of the Company’s Senior Notes was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy.

For further information on the Company’s debt instruments, see Note 5 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data in the Company’s 2022 Form 10-K.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 6 - DERIVATIVE INSTRUMENTS
The Company's earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. Grainger currently, and may in the future, enters into certain derivatives or other financial instruments to hedge against these risks.

Fair Value Hedges
The Company uses interest rate swaps to hedge a portion of its fixed-rate long-term debt. These swaps are treated as fair value hedges and consequently the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item, are recognized in the Consolidated Statements of Earnings in Interest expense – net. The notional amount of the Company’s outstanding fair value hedges as of March 31, 2023 and December 31, 2022 was $450 million and $500 million, respectively.

The liability hedged by the interest rate swaps is recorded on the Condensed Consolidated Balance Sheets in Long-term debt. As of March 31, 2023 and December 31, 2022, the carrying amount of the hedged item, including the cumulative amount of fair value hedging adjustments was $424 million and $466 million, respectively.

The effect of the Company's fair value hedges on the Condensed Consolidated Statements of Earnings in Interest expense – net is as follows (in millions of dollars):

	Three Months Ended March 31,
	2023	2022
Gain or (loss):
Interest rate swaps:
Hedged item	$(8)	$19
Derivatives designated as hedging instrument	$8	$(19)

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of March 31, 2023, are shown in the following table (in millions of dollars):

	As of
	March 31, 2023	December 31, 2022
Interest rate swaps reported in Other non-current liabilities	$22	$34

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

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 7 - SEGMENT INFORMATION
Grainger's two reportable segments are High-Touch Solutions N.A. and Endless Assortment. The remaining businesses, which include the Company's Cromwell business, are classified as Other to reconcile to consolidated results. These businesses individually and in the aggregate do not meet the criteria of a reportable segment.

The Company's corporate costs are allocated to each reportable segment based on benefits received. Additionally, intersegment sales transactions, which are sales between Grainger businesses in separate reportable segments, are eliminated within the segment to present only the impact of sales to external customers. Service fees for intersegment sales are included in each segment's selling, general and administrative expenses and are also eliminated in the Company's Consolidated Financial Statements.

Following is a summary of segment results (in millions of dollars):

	Three Months Ended March 31,
	2023		2022
	Net sales	Operating earnings (losses)	Net sales	Operating earnings (losses)
High-Touch Solutions N.A.	$3,294	$621	$2,878	$481
Endless Assortment	724	58	697	55
Other	73	1	72	(2)
Total Company	$4,091	$680	$3,647	$534

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

NOTE 8 - CONTINGENCIES AND LEGAL MATTERS
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

In the product liability cases, the Harris County District Court decided to schedule bellwether trials involving a subset of plaintiffs the Court believes are representative of the parties' claims and defenses, and the first of such trials involving six plaintiffs (the First Scheduled Trial) was scheduled to commence in mid-January 2023 and later postponed until May 2023. To date, the Company and 32 plaintiffs have executed settlement agreements with

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
respect to such plaintiffs' claims against the Company. Those 32 plaintiffs include the plaintiffs who alleged the most serious injuries, as well as all six plaintiffs from the First Scheduled Trial. The contingent liability and corresponding recoverable asset recorded on the Consolidated Balance Sheet as of December 31, 2022 related to settlements previously disclosed were relieved in full upon payment by insurance. This resulted in no effect on net earnings or cash flows for the quarter ended March 31, 2023.

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

From time to time, the Company has also been named, along with numerous other nonaffiliated companies, as defendant in litigation in various states involving asbestos and/or silica. These lawsuits typically assert claims of personal injury arising from alleged exposure to asbestos and/or silica as a consequence of products manufactured by third parties purportedly distributed by the Company. While several lawsuits have been dismissed in the past based on the lack of product identification, if a specific product distributed by the Company is identified in any pending or future lawsuits, the Company will seek to exercise indemnification remedies against the product manufacturer to the extent available. In addition, the Company believes that a substantial number of these claims are covered by insurance. The Company has entered into agreements with its major insurance carriers relating to the scope, coverage and the costs of defense of lawsuits involving claims of exposure to asbestos. The Company believes it has strong legal and factual defenses and intends to continue defending itself vigorously in these lawsuits.

While the Company is unable to predict the outcome of any of these proceedings and other matters, it believes that their ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on the Company’s consolidated financial condition or results of operations.

NOTE 9 - SUBSEQUENT EVENTS
On April 26, 2023, the Company’s Board of Directors declared a quarterly dividend of $1.86 per share, payable June 1, 2023, to shareholders of record on May 8, 2023.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of W.W. Grainger, Inc. (Grainger or Company) as it is viewed by management of the Company. The following discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended December 31, 2022 included in the Company's 2022 Form 10-K and the Condensed Consolidated Financial Statements and accompanying notes included in Part I, Item 1: Financial Statements of this Form 10-Q.

Percentage figures included in this section have not been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in the Company's Condensed Consolidated Financial Statements or in the associated text.

General
Grainger is a broad line, business-to-business distributor of maintenance, repair and operating (MRO) products and services with operations primarily in North America, Japan and the U.K. Grainger uses a combination of its high-touch solutions and endless assortment businesses to serve its customers worldwide, which rely on Grainger for products and services that enable them to run safe, sustainable and productive operations.

Strategic Priorities
For a discussion of the Company’s strategic priorities for 2023, see Part 1, Item 1: Business and Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2022 Form 10-K.

Recent Events
Inflationary Cost Environment and Macroeconomic Pressures
In combination with the economic recovery from the pandemic and repercussions from geopolitical events, including the war in Ukraine, the global economy continues to experience volatile disruptions including to the commodity, labor and transportation markets. These disruptions have contributed to an inflationary environment which has affected, and may continue to affect, the price and availability of certain products and services necessary for the Company's operations. Such disruptions have impacted, and may continue to impact, the Company's business, financial condition and results of operations.

The Company continues to monitor economic conditions in the U.S. and globally, and the impact of macroeconomic pressures, including repercussions from the recent banking crisis, rising interest rates, fluctuating currency exchange rates, inflation and recession fears, on the Company’s business, customers, suppliers and other third parties. As a result of continued inflation, the Company has implemented strategies designed to mitigate certain adverse effects of higher costs while also remaining market price competitive. Historically, the Company’s broad and diverse customer base and the nondiscretionary nature of the Company’s products to its customers has helped it perform well in the industrial MRO market in recessionary periods. The full extent and impact of these conditions are uncertain and cannot be predicted at this time.

For further discussion of the Company's risks and uncertainties, see Part I, Item 1A: Risk Factors in the Company’s 2022 Form 10-K.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Results of Operations –Three Months Ended March 31, 2023
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars except per share amounts):

	Three Months Ended March 31,
			Percent Increase from Prior Year	As a Percent of Net Sales
	2023	2022		2023	2022
Net sales(1)	$4,091	$3,647	12.2%	100.0%	100.0%
Cost of goods sold	2,457	2,264	8.6	60.1	62.1
Gross profit	1,634	1,383	18.1	39.9	37.9
Selling, general and administrative expenses	954	849	12.3	23.3	23.3
Operating earnings	680	534	27.4	16.6	14.6
Other expense – net	18	17	4.3	0.4	0.5
Income tax provision	154	132	17.3	3.8	3.5
Net earnings	508	385	32.0	12.4	10.6
Noncontrolling interest	20	19	4.1	0.5	0.6
Net earnings attributable to W.W. Grainger, Inc.	$488	$366	33.4	11.9	10.0
Diluted earnings per share:	$9.61	$7.07	36.0%

(1) For further information regarding the Company's disaggregated revenue, see Note 2 of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1: Financial Statements of this Form 10-Q.

The following table is included as an aid to understanding the changes in Grainger's total net sales and daily sales from the prior period to the most recent period (in millions of dollars):

	Three Months Ended March 31,
	2023	2022
Net sales	$4,091	$3,647
$ Change from prior-year period	444	563
% Change from prior-year period	12.2%	18.2%

Daily sales(1)	$63.9	$57.0
$ Change from prior-year period	6.9	8.0
% Change from prior-year period	12.2%	16.4%

Daily sales impact of currency fluctuations	(2.3)%	(1.5)%

(1) Daily sales are defined as the total net sales for the period divided by the number of U.S. selling days in the period. There were 64 sales days in both the three months ended March 31, 2023 and 2022.

Net sales of $4,091 million for the three months ended March 31, 2023 increased $444 million, or 12%, compared to the same period in 2022. For further discussion on the Company's net sales, see the Segment Analysis section below.

Gross profit of $1,634 million for the three months ended March 31, 2023 increased $251 million, or 18%, compared to the same period in 2022. Gross profit margin of 39.9% for the three months ended March 31, 2023 increased 200 basis points compared to the same period in 2022. For further discussion on the Company's gross profit, see the Segment Analysis section below.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
SG&A of $954 million for the three months ended March 31, 2023 increased $105 million, or 12%, compared to the same period in 2022. The increase was primarily due to higher payroll and marketing expenses.

Operating earnings of $680 million for the three months ended March 31, 2023 increased $146 million, or 27%, compared to the same period in 2022.

Income taxes of $154 million for the three months ended March 31, 2023 increased $22 million, or 17%, compared to the same period in 2022. The increase in tax expense was primarily driven by higher taxable operating earnings for the first quarter of 2023. Grainger's effective tax rates were 23.3% and 25.5% for the three months ended March 31, 2023 and 2022, respectively. The decrease in the effective tax rate was primarily due to increased stock compensation tax benefit.

Net earnings of $488 million attributable to W.W. Grainger, Inc. for the three months ended March 31, 2023 increased $122 million, or 33%, compared to the same period in 2022.

Diluted earnings per share was $9.61 for the three months ended March 31, 2023, an increase of 36% compared to $7.07 for the same period in 2022.

Segment Analysis
For further segment information, see Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1: Financial Statements of this Form 10-Q.

High-Touch Solutions N.A.
The following table shows reported segment results (in millions of dollars):

	Three Months Ended March 31,
	2023	2022	Percent Increase
Net sales	$3,294	$2,878	14.5%

Gross profit	$1,397	$1,164	20.0%
Selling, general and administrative expenses	$775	$683	13.5%
Operating earnings	$621	$481	29.3%

Net sales of $3,294 million for the three months ended March 31, 2023 increased $416 million, or 15%, compared to the same period in 2022. The increase was due to price, which includes customer mix of 8% and volume, which includes product mix of 7%.

Gross profit of $1,397 million for the three months ended March 31, 2023 increased $233 million, or 20%, compared to the same period in 2022. Gross profit margin of 42.4% for the three months ended March 31, 2023 increased 195 basis points compared to the same period in 2022. The increase was driven by improved product mix and freight efficiencies.

SG&A of $775 million for the three months ended March 31, 2023 increased $92 million, or 14%, compared to the same period in 2022. The increase was primarily due to higher payroll and marketing expenses. SG&A leverage improved by 20 basis points for the three months ended March 31, 2023 compared to the same period in 2022.

Operating earnings of $621 million for the three months ended March 31, 2023 increased $140 million, or 29%, compared to the same period in 2022.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Endless Assortment
The following table shows reported segment results (in millions of dollars):

	Three Months Ended March 31,
	2023	2022	Percent Increase
Net sales	$724	$697	3.8%

Gross profit	$214	$197	9.0%
Selling, general and administrative expenses	$156	$142	10.2%
Operating earnings	$58	$55	6.0%

Net sales of $724 million for the three months ended March 31, 2023 increased $27 million, or 4%, compared to the same period in 2022. The increase was due to sales growth of 14%, driven by new and repeat customers at Zoro, as well as new customer acquisition, repeat business and enterprise growth at MonotaRO, partially offset by unfavorable foreign exchange of 10% due to changes in the exchange rate between the U.S. dollar and the Japanese yen.

Gross profit of $214 million for the three months ended March 31, 2023 increased $17 million, or 9%, compared to the same period in 2022. Gross profit margin of 29.6% increased 140 basis points compared to the same period in 2022. The increase was driven by freight efficiencies and business unit mix.

SG&A of $156 million for the three months ended March 31, 2023 increased $14 million, or 10%, compared to the same period in 2022. The increase was primarily driven by higher payroll and benefits and marketing expenses. SG&A leverage decreased by 125 basis points as higher expenses outpaced revenue growth for the three months ended March 31, 2023 compared to the same period in 2022.

Operating earnings of $58 million for the three months ended March 31, 2023 increased $3 million, or 6%, compared to the same period in 2022.

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

Cash and Cash Equivalents
As of March 31, 2023 and December 31, 2022, Grainger had cash and cash equivalents of $461 million and $325 million, respectively. The Company had approximately $1.7 billion in available liquidity as of March 31, 2023.

Cash Flows
The following table shows the Company's cash flow activity for the periods presented (in millions of dollars):

	Three Months Ended March 31,
	2023	2022
Total cash provided by (used in):
Operating activities	$454	$343
Investing activities	(96)	(57)
Financing activities	(224)	(159)
Effect of exchange rate changes on cash and cash equivalents	2	(4)
Increase in cash and cash equivalents	$136	$123

Net cash provided by operating activities was $454 million and $343 million for the three months ended March 31, 2023 and 2022, respectively. The increase was primarily due to higher net earnings, partially offset by changes in year-over-year working capital requirements primarily due to sales growth and inflation.

Net cash used in investing activities was $96 million and $57 million for the three months ended March 31, 2023 and 2022, respectively. The change was driven by increased U.S. supply chain investment compared to the prior year period in 2022.

Net cash used in financing activities was $224 million and $159 million for the three months ended March 31, 2023 and 2022, respectively. The increase was due to higher treasury stock repurchases compared to the prior year period.

Working Capital
Working capital as of March 31, 2023 was $3,032 million, an increase of $168 million when compared to $2,864 million as of December 31, 2022. The increase was primarily driven by increased accounts receivable due to continued sales growth and lower accrued current liabilities. As of March 31, 2023 and December 31, 2022, the ratio of current assets to current liabilities was 2.7 and 2.5, respectively.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit.

Total debt, which is defined as total interest-bearing debt and lease liabilities as a percent of total capitalization, was 47.4% and 49.9% as of March 31, 2023 and December 31, 2022, respectively.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Grainger receives ratings from two independent credit rating agencies: Moody's Investor Service (Moody's) and Standard & Poor's (S&P). Both credit rating agencies currently rate the Company's corporate credit at investment grade.

The following table summarizes the Company's credit ratings as of March 31, 2023:

	Corporate	Senior Unsecured	Short-term
Moody's	A2	A2	P1
S&P	A+	A+	A1

Commitments and Other Contractual Obligations
There were no material changes to the Company’s commitments and other contractual obligations from those disclosed in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2022 Form 10-K.

Critical Accounting Estimates
The preparation of Grainger’s Condensed Consolidated Financial Statements and accompanying notes are in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results of operations require the Company’s management to make assumptions and estimates that affect the reported amounts. The Company considers an accounting policy to be a critical estimate if: (i) it involves assumptions that are uncertain when judgment was applied, and (ii) changes in the estimate assumptions, or selection of a different estimate methodology, could have a significant impact on Grainger’s consolidated financial position and results. While the Company believes the assumptions and estimates used are reasonable, the Company’s management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances.

Note 1 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1: Financial Statements of this Form 10-Q and Note 1 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements of the Company's 2022 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s Condensed Consolidated Financial Statements.

There were no material changes to the Company's critical accounting estimates from those disclosed in Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2022 Form 10-K.

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

Important factors that could cause actual results to differ materially from those presented or implied in the forward-looking statements include, without limitation: inflation, higher product costs or other expenses, including operational and administrative expenses; the impact of macroeconomic pressures and geopolitical trends, changes and events, including the impact of Russia’s invasion of Ukraine on the global economy, tensions across the Taiwan Straits and in overall relations with China, and the ramifications of these and other events; a major loss of customers; loss or disruption of sources of supply; changes in customer or product mix; increased competitive pricing pressures; changes in third party practices regarding digital advertising; failure to enter into or sustain contractual arrangements on a satisfactory basis with group purchasing organizations; failure to develop, manage or implement new technology initiatives or business strategies, including with respect to the Company’s eCommerce platforms; failure to adequately protect intellectual property or successfully defend against infringement claims; fluctuations or declines in the Company's gross profit margin; the Company’s responses to market pressures; the outcome of pending and future litigation or governmental or regulatory proceedings, including with respect to wage and hour, anti-bribery and corruption, environmental, regulations related to advertising, marketing and the Internet, consumer protection, pricing (including disaster or emergency declaration pricing statutes), product liability, compliance or safety, trade and export compliance, general commercial disputes, or privacy and cybersecurity matters; investigations, inquiries, audits and changes in laws and regulations; failure to comply with laws, regulations and standards, including new or stricter environmental laws or regulations; government contract matters; disruption or breaches of information technology or data security systems involving the Company or third parties on which the Company depends; general industry, economic, market or political conditions; general global economic conditions including tariffs and trade issues and policies; currency exchange rate fluctuations; market volatility, including price and trading volume volatility or price declines of the Company’s common stock; commodity price volatility; facilities disruptions or shutdowns; higher fuel costs or disruptions in transportation services; outbreaks of pandemic disease or viral contagions such as the COVID-19 pandemic; natural or human induced disasters, extreme weather and other catastrophes or conditions; effects of climate change; failure to execute on our efforts and programs related to environmental, social and governance matters; competition for, or failure to attract, retain, train, motivate and develop executives and key employees; loss of key members of management or key employees; changes in effective tax rates; changes in credit ratings or outlook; the Company’s incurrence of indebtedness or failure to comply with restrictions and obligations under its debt agreements and instruments; and other factors identified under Part I, Item 1A: Risk Factors in the Company's latest Form 10-K, as updated from time to time in the Company's Quarterly Form 10-Q.

The preceding list is not intended to be an exhaustive list of all of the factors that could impact the Company's forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on the Company’s forward-looking statements and the Company undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

W.W. Grainger, Inc. and Subsidiaries

Item 3: Quantitative and Qualitative Disclosures About Market Risk
Grainger’s primary market risk exposures include changes in foreign currency exchange and interest rates.

There were no material changes to the Company’s market risk from those described in Part II, Item 7A: Quantitative and Qualitative Disclosures About Market Risk in the Company's 2022 Form 10-K.

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

Changes in Internal Control Over Financial Reporting
There were no changes in Grainger's internal control over financial reporting for the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings
For a description of the Company’s legal proceedings, see Note 8 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1: Financial Information of this Form 10-Q.

Item 1A: Risk Factors
There have been no material changes from the risk factors previously disclosed in Part 1, Item 1A: Risk Factors in the Company's 2022 Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities – First Quarter 2023

Period	Total Number of Shares Purchased (A) (B)	Average Price Paid per Share (C)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (D)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Jan. 1 – Jan. 31	92,528	$563.74	92,521	2,649,445
Feb. 1 – Feb. 28	57,903	$661.23	57,815	2,591,630
Mar. 1 – Mar. 31	74,630	$675.01	74,246	2,517,384
Total	225,061		224,582

(A)There were no shares withheld to satisfy tax withholding obligations.
(B)The difference of 479 shares between the Total Number of Shares Purchased and the Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs represents shares purchased by the administrator and record keeper of the W.W. Grainger, Inc. Retirement Savings Plan for the benefit of the employees who participate in the plan.
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

W.W. GRAINGER, INC.
Date:	April 27, 2023	By:	/s/ Deidra C. Merriwether
Deidra C. Merriwether
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)
Date:	April 27, 2023	By:	/s/ Laurie R. Thomson
Laurie R. Thomson
Vice President and Controller
(Principal Accounting Officer)