Form 10-Q
period 2023-06-30
W.W. GRAINGER, INC.
filed 2023-07-27
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
Yes ☐  No ☒

There were 50,000,883 shares of the Company’s Common Stock outstanding as of July 20, 2023.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions of dollars and shares, except for per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	$4,182	$3,837	$8,273	$7,484
Cost of goods sold	2,538	2,396	4,995	4,660
Gross profit	1,644	1,441	3,278	2,824
Selling, general and administrative expenses	983	907	1,937	1,756
Operating earnings	661	534	1,341	1,068
Other (income) expense:
Interest expense – net	24	22	48	45
Other – net	(8)	(5)	(14)	(11)
Total other expense – net	16	17	34	34
Earnings before income taxes	645	517	1,307	1,034
Income tax provision	155	128	309	260
Net earnings	490	389	998	774
Less net earnings attributable to noncontrolling interest	20	18	40	37
Net earnings attributable to W.W. Grainger, Inc.	$470	$371	$958	$737
Earnings per share:
Basic	$9.32	$7.22	$18.98	$14.33
Diluted	$9.28	$7.19	$18.89	$14.26
Weighted average number of shares outstanding:
Basic	50.1	51.0	50.2	51.1
Diluted	50.3	51.3	50.4	51.4

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net earnings	$490	$389	$998	774
Other comprehensive earnings (losses):
Foreign currency translation adjustments – net of reclassification to earnings	(32)	(83)	(30)	(109)
Postretirement benefit plan losses and other – net of tax benefit of $1, $1, $2, and $2 respectively	(3)	(4)	(6)	(7)
Total other comprehensive earnings (losses)	(35)	(87)	(36)	(116)
Comprehensive earnings – net of tax	455	302	962	658
Less comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	20	18	40	37
Foreign currency translation adjustments	(27)	(31)	(32)	(47)
Total comprehensive earnings (losses) attributable to noncontrolling interest	(7)	(13)	8	(10)
Comprehensive earnings attributable to W.W. Grainger, Inc.	$462	$315	$954	$668

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except for share and per share amounts)

	As of
Assets	(Unaudited) June 30, 2023	December 31, 2022
Current assets
Cash and cash equivalents	$515	$325
Accounts receivable (less allowances for credit losses of $37 and $36, respectively)	2,418	2,133
Inventories – net	2,223	2,253
Prepaid expenses and other current assets	187	266
Total current assets	5,343	4,977
Property, buildings and equipment – net	1,485	1,461
Goodwill	368	371
Intangibles – net	237	232
Operating lease right-of-use	428	367
Other assets	170	180
Total assets	$8,031	$7,588

Liabilities and shareholders' equity
Current liabilities
Current maturities	$33	$35
Trade accounts payable	1,158	1,047
Accrued compensation and benefits	254	334
Operating lease liability	74	68
Accrued expenses	368	474
Income taxes payable	33	52
Total current liabilities	1,920	2,010
Long-term debt	2,275	2,284
Long-term operating lease liability	375	318
Deferred income taxes and tax uncertainties	131	121
Other non-current liabilities	103	120
Shareholders' equity
Cumulative preferred stock – $5 par value – 12,000,000 shares authorized; none issued or outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; 109,659,219 shares issued	55	55
Additional contributed capital	1,331	1,310
Retained earnings	11,477	10,700
Accumulated other comprehensive losses	(184)	(180)
Treasury stock, at cost – 59,660,871 and 59,402,896 shares, respectively	(9,744)	(9,445)
Total W.W. Grainger, Inc. shareholders’ equity	2,935	2,440
Noncontrolling interest	292	295
Total shareholders' equity	3,227	2,735
Total liabilities and shareholders' equity	$8,031	$7,588

 The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net earnings	$998	$774
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses	9	8
Deferred income taxes and tax uncertainties	17	15
Depreciation and amortization	106	107
Net losses from sale of assets	—	2
Stock-based compensation	31	27
Change in operating assets and liabilities:
Accounts receivable	(303)	(398)
Inventories	28	(149)
Prepaid expenses and other assets	93	(50)
Trade accounts payable	147	263
Accrued liabilities	(177)	(8)
Income taxes – net	(28)	10
Other non-current liabilities	(17)	(8)
Net cash provided by operating activities	904	593
Cash flows from investing activities:
Capital expenditures	(193)	(163)
Proceeds from sale of assets	2	2
Other – net	—	(11)
Net cash used in investing activities	(191)	(172)
Cash flows from financing activities:
Proceeds from debt	6	—
Payments of debt	(18)	—
Proceeds from stock options exercised	28	15
Payments for employee taxes withheld from stock awards	(29)	(19)
Purchases of treasury stock	(313)	(199)
Cash dividends paid	(194)	(183)
Other – net	(1)	(2)
Net cash used in financing activities	(521)	(388)
Exchange rate effect on cash and cash equivalents	(2)	(12)
Net change in cash and cash equivalents	190	21
Cash and cash equivalents at beginning of year	325	241
Cash and cash equivalents at end of period	$515	$262
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

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)
(Unaudited)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2023	$55	$1,310	$10,700	$(180)	$(9,445)	$295	$2,735
Stock-based compensation	—	14	—	—	18	—	32
Purchases of treasury stock	—	—	—	—	(142)	—	(142)
Net earnings	—	—	488	—	—	20	508
Other comprehensive earnings (losses)	—	—	—	4	—	(5)	(1)
Cash dividends paid ($1.72 per share)	—	—	(87)	—	—	—	(87)
Balance at March 31, 2023	$55	$1,324	$11,101	$(176)	$(9,569)	$310	$3,045
Stock-based compensation	—	7	—	—	(7)	2	2
Purchases of treasury stock	—	—	—	—	(168)	—	(168)
Net earnings	—	—	470	—	—	20	490
Other comprehensive earnings (losses)	—	—	—	(8)	—	(27)	(35)
Cash dividends paid ($1.86 per share)	—	—	(94)	—	—	(13)	(107)
Balance at June 30, 2023	$55	$1,331	$11,477	$(184)	$(9,744)	$292	$3,227

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

The following tables present the Company's percentage of revenue by reportable segment and by major customer industry:

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,
	2023			2022(1)
	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)
Commercial Services	7%	12%	8%	7%	13%	8%
Contractors	5%	12%	6%	5%	12%	6%
Government	21%	3%	18%	18%	3%	15%
Healthcare	7%	2%	6%	7%	2%	6%
Manufacturing	29%	30%	30%	31%	29%	30%
Retail	4%	4%	4%	4%	4%	4%
Transportation	4%	2%	4%	4%	2%	4%
Utilities	3%	2%	2%	3%	2%	3%
Warehousing	4%	1%	3%	5%	1%	4%
Wholesale	7%	16%	8%	7%	16%	9%
Other(3)	9%	16%	11%	9%	16%	11%
Total net sales	100%	100%	100%	100%	100%	100%
Percent of total company revenue	80%	18%	100%	80%	19%	100%

(1) Customer industry results for the three months ended June 30, 2022 were reclassified to reflect the Company's current year classifications, which primarily uses the North American Industry Classification System (NAICS) beginning January 1, 2023.

(2) Total Company includes other businesses, which includes the Cromwell business. Other businesses account for approximately 2% and 1% of total Company revenue for the three months ended June 30, 2023 and 2022, respectively.

(3) Other primarily includes revenue from industries and customers that are not material individually, including hospitality, restaurants, property management and natural resources.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30,
	2023			2022(1)
	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)
Commercial Services	7%	12%	8%	7%	13%	8%
Contractors	5%	12%	6%	5%	12%	6%
Government	20%	3%	16%	18%	3%	15%
Healthcare	7%	2%	6%	7%	2%	6%
Manufacturing	30%	30%	30%	31%	30%	30%
Retail	4%	4%	4%	4%	4%	4%
Transportation	4%	2%	4%	4%	2%	4%
Utilities	3%	2%	3%	3%	2%	3%
Warehousing	4%	1%	3%	5%	1%	4%
Wholesale	7%	16%	9%	7%	15%	9%
Other(3)	9%	16%	11%	9%	16%	11%
Total net sales	100%	100%	100%	100%	100%	100%
Percent of total company revenue	80%	18%	100%	79%	19%	100%

(1) Customer industry results for the six months ended June 30, 2022 were reclassified to reflect the Company's current year classifications, which primarily uses the North American Industry Classification System (NAICS) beginning January 1, 2023.

(2) Total Company includes other businesses, which includes the Cromwell business. Other businesses account for approximately 2% of total Company revenue for both the six months ended June 30, 2023 and 2022.

(3) Other primarily includes revenue from industries and customers that are not material individually, including hospitality, restaurants, property management and natural resources.

Total accrued sales incentives are recorded in Accrued expenses and were approximately $111 million and $102 million as of June 30, 2023 and December 31, 2022, respectively.

The Company had no material unsatisfied performance obligations, contract assets or liabilities as of June 30, 2023 and December 31, 2022.

NOTE 3 - PROPERTY, BUILDINGS AND EQUIPMENT
Property, buildings and equipment consisted of the following (in millions of dollars):

	As of
	June 30, 2023	December 31, 2022
Land and land improvements	$323	$318
Building, structures and improvements	1,413	1,463
Furniture, fixtures, machinery and equipment	1,766	1,662
Property, buildings and equipment	$3,502	$3,443
Less accumulated depreciation	2,017	1,982
Property, buildings and equipment – net	$1,485	$1,461

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS
The Company did not identify any significant events or changes in circumstances that indicated the existence of impairment indicators during the three and six months ended June 30, 2023. As such, quantitative assessments were not required.

The balances and changes in the carrying amount of goodwill by segment are as follows (in millions of dollars):

	High-Touch Solutions N.A.	Endless Assortment	Total
Balance at January 1, 2022	$321	$63	$384
Translation	(8)	(5)	(13)
Balance at December 31, 2022	313	58	371
Translation	2	(5)	(3)
Balance at June 30, 2023	$315	$53	$368
The Company's cumulative goodwill impairments as of June 30, 2023 was $137 million. No goodwill impairments were recorded for the six months ended June 30, 2023 or the twelve months ended December 31, 2022.
The balances and changes in intangible assets – net are as follows (in millions of dollars):

		As of
		June 30, 2023			December 31, 2022
	Weighted average life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer lists and relationships	11.7 years	$215	$183	$32	$217	$181	$36
Trademarks, trade names and other	14.3 years	32	23	9	32	22	10
Non-amortized trade names and other	Indefinite	20	—	20	22	—	22
Capitalized software	4.2 years	615	439	176	580	416	164
Total intangible assets	6.8 years	$882	$645	$237	$851	$619	$232

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5 - DEBT
Total debt, including long-term, current maturities and debt issuance costs and discounts – net, consisted of the following (in millions of dollars):

	As of
	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.60% senior notes due 2045	$1,000	$949	$1,000	$916
1.85% senior notes due 2025	500	475	500	470
4.20% senior notes due 2047	400	351	400	338
3.75% senior notes due 2046	400	325	400	317
MonotaRO term loan	52	52	69	69
Other	(24)	(24)	(29)	(29)
Subtotal	2,328	2,128	2,340	2,081
Less current maturities	(33)	(33)	(35)	(35)
Debt issuance costs and discounts – net of amortization	(20)	(20)	(21)	(21)
Long-term debt	$2,275	$2,075	$2,284	$2,025

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

The Company uses interest rate swaps to manage the risks associated with its 1.85% Senior Notes. These swaps were designated for hedge accounting treatment as fair value hedges. The resulting carrying value adjustments as of June 30, 2023 and December 31, 2022, are presented within Other in the table above. For further discussion on the Company's hedge accounting policies, see Note 6.

MonotaRO Term Loan
In August 2020, MonotaRO entered into a ¥9 billion term loan agreement to fund technology investments and the expansion of its distribution center (DC) network. As of June 30, 2023 and December 31, 2022, the carrying amount of the term loan, including current maturities due within one year, was $52 million and $69 million, respectively. The term loan matures in August 2024, payable over four equal semi-annual principal installments in 2023 and 2024 and bears an average interest of 0.05%.

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

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6 - DERIVATIVE INSTRUMENTS
The Company's earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. Grainger currently enters into certain derivatives or other financial instruments to hedge against these risks, and may continue to do so in the future.

Fair Value Hedges
The Company uses interest rate swaps to hedge a portion of its fixed-rate long-term debt. These swaps are treated as fair value hedges and consequently the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item, are recognized in the Consolidated Statements of Earnings in Interest expense – net. The notional amount of the Company’s outstanding fair value hedges as of June 30, 2023 and December 31, 2022 was $450 million and $500 million, respectively.

The liability hedged by the interest rate swaps is recorded on the Condensed Consolidated Balance Sheets in Long-term debt. As of June 30, 2023 and December 31, 2022, the carrying amount of the hedged item, including the cumulative amount of fair value hedging adjustments was $422 million and $466 million, respectively.

The effect of the Company's fair value hedges on the Condensed Consolidated Statements of Earnings in Interest expense – net is as follows (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gain or (loss):
Interest rate swaps:
Hedged item	$2	$5	$(6)	$24
Derivatives designated as hedging instrument	$(2)	$(5)	$6	$(24)

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of June 30, 2023, are shown in the following table (in millions of dollars):

	As of
	June 30, 2023	December 31, 2022
Interest rate swaps reported in Other non-current liabilities	$25	$34

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

NOTE 7 - SEGMENT INFORMATION
Grainger's two reportable segments are High-Touch Solutions N.A. and Endless Assortment. The remaining businesses, which include the Company's Cromwell business, are classified as Other to reconcile to consolidated results. These remaining businesses individually and in the aggregate do not meet the criteria of a reportable segment.

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

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Following is a summary of segment results (in millions of dollars):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Net sales	Operating earnings (losses)	Net sales	Operating earnings (losses)	Net sales	Operating earnings (losses)	Net sales	Operating earnings (losses)
High-Touch Solutions N.A.	$3,355	$600	$3,053	$475	$6,649	$1,221	$5,931	$956
Endless Assortment	751	65	719	62	1,475	123	1,416	117
Other	76	(4)	65	(3)	149	(3)	137	(5)
Total Company	$4,182	$661	$3,837	$534	$8,273	$1,341	$7,484	$1,068

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

There have been no material changes to the contingencies and legal matters from those disclosed in Note 15 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data in the Company's 2022 Form 10-K and the Company's Form 10-Q for the quarterly period ended March 31, 2023. Although the Company is unable to determine the probability of the outcome of these matters or the estimate of potential loss or range of loss, the Company anticipates that any potential liability, which may arise of or with respect to these matters, will not have, either individually or in the aggregate, a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 9 - SUBSEQUENT EVENTS
On July 6, 2023, the Company purchased 48 acres of land in Oregon for the construction of a new 500,000 square foot DC in accordance with its strategic plan to expand its distribution network. The Company expects to begin operations in 2025.

On July 26, 2023, the Company’s Board of Directors declared a quarterly dividend of $1.86 per share, payable September 1, 2023, to shareholders of record on August 14, 2023.

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

The Company continues to monitor economic conditions in the U.S. and globally, and the impact of macroeconomic pressures, including repercussions from the recent banking crisis, rising interest rates, fluctuating currency exchange rates, inflation and recession fears on the Company’s business, customers, suppliers and other third parties. As a result of continued inflation, the Company has implemented strategies designed to mitigate certain adverse effects of higher costs while also remaining market price competitive. Historically, the Company’s broad and diverse customer base and the nondiscretionary nature of the Company’s products to its customers has helped to insulate it from the effects of recessionary periods in the industrial MRO market. The full extent and impact of these conditions are uncertain and cannot be predicted at this time.

For further discussion of the Company's risks and uncertainties, see Part I, Item 1A: Risk Factors in the Company’s 2022 Form 10-K.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Results of Operations –Three Months Ended June 30, 2023
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars except per share amounts):

	Three Months Ended June 30,
			Percent Increase/(Decrease) from Prior Year	As a Percent of Net Sales
	2023	2022		2023	2022
Net sales(1)	$4,182	$3,837	9.0%	100.0%	100.0%
Cost of goods sold	2,538	2,396	6.0	60.7	62.4
Gross profit	1,644	1,441	14.0	39.3	37.6
Selling, general and administrative expenses	983	907	8.4	23.5	23.7
Operating earnings	661	534	23.5	15.8	13.9
Other expense – net	16	17	(5.1)	0.4	0.4
Income tax provision	155	128	20.1	3.7	3.4
Net earnings	490	389	25.9	11.7	10.1
Noncontrolling interest	20	18	12.1	0.5	0.4
Net earnings attributable to W.W. Grainger, Inc.	$470	$371	26.5	11.2	9.7
Diluted earnings per share:	$9.28	$7.19	29.1%

(1) For further information regarding the Company's disaggregated revenue, see Note 2 of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1: Financial Statements of this Form 10-Q.

The following table is included as an aid to understanding the changes in Grainger's total net sales and daily sales from the prior period to the most recent period (in millions of dollars):

	Three Months Ended June 30,
	2023	2022
Net sales	$4,182	$3,837
$ Change from prior-year period	345	630
% Change from prior-year period	9.0%	19.6%

Daily sales(1)	$65.3	$60.0
$ Change from prior-year period	5.3	9.9
% Change from prior-year period	9.0%	19.6%

Daily sales impact of currency fluctuations	(1.1)%	(2.4)%

(1) Daily sales are defined as the total net sales for the period divided by the number of U.S. selling days in the period. There were 64 sales days in both the three months ended June 30, 2023 and 2022.

Net sales of $4,182 million for the three months ended June 30, 2023 increased $345 million, or 9%, compared to the same period in 2022. For further discussion on the Company's net sales, see the Segment Analysis section below.

Gross profit of $1,644 million for the three months ended June 30, 2023 increased $203 million, or 14%, compared to the same period in 2022. Gross profit margin of 39.3% for the three months ended June 30, 2023 increased 170 basis points compared to the same period in 2022. For further discussion on the Company's gross profit, see the Segment Analysis section below.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
SG&A of $983 million for the three months ended June 30, 2023 increased $76 million, or 8%, compared to the same period in 2022. The increase was primarily due to higher marketing and payroll expenses.

Operating earnings of $661 million for the three months ended June 30, 2023 increased $127 million, or 24%, compared to the same period in 2022.

Income taxes of $155 million for the three months ended June 30, 2023 increased $27 million, or 20%, compared to the same period in 2022. The increase in tax expense was driven by higher taxable operating earnings for the second quarter of 2023. Grainger's effective tax rates were 24.0% and 24.8% for the three months ended June 30, 2023 and 2022, respectively. The decrease in the effective tax rate was primarily due to increased stock compensation tax benefit.

Net earnings of $470 million attributable to W.W. Grainger, Inc. for the three months ended June 30, 2023 increased $99 million, or 27%, compared to the same period in 2022.

Diluted earnings per share was $9.28 for the three months ended June 30, 2023, an increase of 29% compared to $7.19 for the same period in 2022.

Segment Analysis
For further segment information, see Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1: Financial Statements of this Form 10-Q.

High-Touch Solutions N.A.
The following table shows reported segment results (in millions of dollars):

	Three Months Ended June 30,
	2023	2022	Percent Increase
Net sales	$3,355	$3,053	9.9%

Gross profit	$1,398	$1,211	15.5%
Selling, general and administrative expenses	$798	$736	8.7%
Operating earnings	$600	$475	26.0%

Net sales of $3,355 million for the three months ended June 30, 2023 increased $302 million, or 10%, compared to the same period in 2022. The increase was due to price, which includes customer mix of 5%, and volume, which includes product mix of 5%.

Gross profit of $1,398 million for the three months ended June 30, 2023 increased $187 million, or 16%, compared to the same period in 2022. Gross profit margin of 41.7% increased 200 basis points compared to the same period in 2022. The increase was driven by freight and supply chain efficiencies, as well as improved product mix in the second quarter of 2023.

SG&A of $798 million for the three months ended June 30, 2023 increased $62 million, or 9%, compared to the same period in 2022. The increase was primarily due to higher marketing and payroll expenses. SG&A leverage improved 30 basis points compared to the same period in 2022.

Operating earnings of $600 million for the three months ended June 30, 2023 increased $125 million, or 26%, compared to the same period in 2022.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Endless Assortment
The following table shows reported segment results (in millions of dollars):

	Three Months Ended June 30,
	2023	2022	Percent Increase
Net sales	$751	$719	4.5%

Gross profit	$224	$209	6.6%
Selling, general and administrative expenses	$159	$147	7.7%
Operating earnings	$65	$62	3.8%

Net sales of $751 million for the three months ended June 30, 2023 increased $32 million, or 5%, compared to the same period in 2022. The increase was due to sales growth of 10%, driven by customer acquisition at MonotaRO and Zoro, as well as enterprise growth at MonotaRO, partially offset by unfavorable foreign exchange of 5% due to changes in the exchange rate between the U.S. dollar and the Japanese yen.

Gross profit of $224 million for the three months ended June 30, 2023 increased $15 million, or 7%, compared to the same period in 2022. Gross profit margin of 29.7% increased 50 basis points compared to the same period in 2022. The increase was driven by price realization and continued freight efficiencies at MonotaRO, partially offset by unfavorable product mix at Zoro in the second quarter of 2023.

SG&A of $159 million for the three months ended June 30, 2023 increased $12 million, or 8%, compared to the same period in 2022. The increase was primarily driven by higher marketing and payroll and benefits expenses. SG&A leverage decreased 60 basis points.

Operating earnings of $65 million for the three months ended June 30, 2023 increased $3 million, or 4%, compared to the same period in 2022.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Results of Operations – Six Months Ended June 30, 2023
The following table is included as an aid to understanding the changes in Grainger's total net sales and daily sales from the prior period to the most recent period (in millions of dollars):

	Six Months Ended June 30,
			Percent Increase from Prior Year	As a Percent of Net Sales
	2023	2022		2023	2022
Net sales(1)	$8,273	$7,484	10.6%	100.0%	100.0%
Cost of goods sold	4,995	4,660	7.2	60.4	62.3
Gross profit	3,278	2,824	16.0	39.6	37.7
SG&A	1,937	1,756	10.3	23.4	23.4
Operating earnings	1,341	1,068	25.5	16.2	14.3
Other expense – net	34	34	(0.3)	0.4	0.5
Income tax provision	309	260	18.7	3.7	3.5
Net earnings	998	774	28.9	12.1	10.3
Noncontrolling interest	40	37	8.0	0.5	0.4
Net earnings attributable to W.W. Grainger, Inc.	$958	$737	30.0	11.6	9.9
Diluted earnings per share:	$18.89	$14.26	32.6%

(1) For further information regarding the Company's disaggregated revenue, see Note 2 of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1: Financial Statements of this Form 10-Q.

The following table is included as an aid to understanding the changes in Grainger's total net sales and daily sales from the prior period to the most recent period (in millions of dollars):

	Six Months Ended June 30,
	2023	2022
Net sales	$8,273	$7,484
$ Change from prior-year period	789	1,193
% Change from prior-year period	10.6%	19.0%

Daily sales(1)	$64.6	$58.5
$ Change from prior-year period	6.1	9.0
% Change from prior-year period	10.6%	18.0%

Daily sales impact of currency fluctuations	(1.7)%	(2.0)%

(1) Daily sales are defined as the total net sales for the period divided by the number U.S. selling days in the period. There were 128 sales days in both the six months ended June 30, 2023 and 2022.

Net sales of $8,273 million for the six months ended June 30, 2023 increased $789 million, or 11%, compared to the same period in 2022. For further discussion on the Company's net sales, see the Segment Analysis section below.

Gross profit of $3,278 million for the six months ended June 30, 2023 increased $454 million, or 16%, compared to the same period in 2022. Gross profit margin of 39.6% increased 190 basis points compared to the same period in 2022. For further discussion on the Company's gross profit, see the Segment Analysis section below.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
SG&A of $1,937 million for the six months ended June 30, 2023 increased $181 million, or 10%, compared to the same period in 2022. The increase was primarily due to payroll and marketing expenses.

Operating earnings of $1,341 million for the six months ended June 30, 2023 increased $273 million, or 26%, compared to the same period in 2022.

Income taxes of $309 million for the six months ended June 30, 2023 increased $49 million or 19%, compared to the same period in 2022. The increase was driven by higher taxable operating earnings for the six months ended June 30, 2023. Grainger's effective tax rates were 23.6% and 25.2% for the six months ended June 30, 2023 and 2022, respectively. The decrease in the effective tax rate was primarily due to increased stock compensation tax benefit.

Net earnings of $958 million attributable to W.W. Grainger, Inc. for the six months ended June 30, 2023 increased $221 million, or 30%, compared to the same period in 2022.

Diluted earnings per share was $18.89 for the six months ended June 30, 2023, an increase of 33% compared to $14.26 for the same period in 2022.

Segment Analysis
For further segment information, see Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1: Financial Statements of this Form 10-Q.

High-Touch Solutions N.A.
The following table shows reported segment results (in millions of dollars):

	Six Months Ended June 30,
	2023	2022	Percent Increase
Net sales	$6,649	$5,931	12.1%

Gross profit	$2,795	$2,375	17.7%
SG&A	$1,574	$1,419	11.0%
Operating earnings	$1,221	$956	27.7%

Net sales of $6,649 million for the six months ended June 30, 2023 increased $718 million, or 12%, compared to the same period in 2022. The increase in net sales was due to price, which includes customer mix of 6%, and volume, which includes product mix of 6%.

Gross profit of $2,795 million for the six months ended June 30, 2023 increased $420 million, or 18%, compared to the same period in 2022. Gross profit margin of 42.0% increased 200 basis points compared to the same period in 2022. The increase was driven by freight efficiencies and improved product mix in the first half of 2023.

SG&A of $1,574 million for the six months ended June 30, 2023 increased $155 million, or 11%, compared to the same period in 2022. The increase was primarily due to higher marketing and payroll expenses. SG&A leverage improved 20 basis points compared to the same period in 2022.

Operating earnings of $1,221 million for the six months ended June 30, 2023 increased $265 million, or 28%, compared to the same period in 2022.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Endless Assortment
The following table shows reported segment results (in millions of dollars):

	Six Months Ended June 30,
	2023	2022	Percent Increase
Net sales	$1,475	$1,416	4.2%

Gross profit	$438	$406	7.8%
SG&A	$315	$289	8.9%
Operating earnings	$123	$117	4.9%

Net sales of $1,475 million for the six months ended June 30, 2023 increased $59 million, or 4%, compared to the same period in 2022. The increase was due to sales growth of 12% driven by customer acquisition at MonotaRO and Zoro, as well as enterprise growth at MonotaRO, partially offset by unfavorable foreign exchange of 8% due to changes in the exchange rate between the U.S. dollar and the Japanese yen.

Gross profit of $438 million for the six months ended June 30, 2023 increased $32 million, or 8%, compared to the same period in 2022. Gross profit margin of 29.7% increased 100 basis points compared to the same period in 2022. The increase was driven by freight efficiencies at MonotaRO in the first half of 2023.

SG&A of $315 million for the six months ended June 30, 2023 increased $26 million, or 9%, compared to the same period in 2022. The increase was primarily due to higher marketing and payroll and benefit expenses. SG&A leverage decreased 90 basis points.

Operating earnings of $123 million for the six months ended June 30, 2023 increased $6 million, or 5%, compared to the same period in 2022.

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

Cash and Cash Equivalents
As of June 30, 2023 and December 31, 2022, Grainger had cash and cash equivalents of $515 million and $325 million, respectively. The Company had approximately $1.8 billion in available liquidity as of June 30, 2023.

Cash Flows
The following table shows the Company's cash flow activity for the periods presented (in millions of dollars):

	Six Months Ended June 30,
	2023	2022
Total cash provided by (used in):
Operating activities	$904	$593
Investing activities	(191)	(172)
Financing activities	(521)	(388)
Effect of exchange rate changes on cash and cash equivalents	(2)	(12)
Increase in cash and cash equivalents	$190	$21

Net cash provided by operating activities was $904 million and $593 million for the six months ended June 30, 2023 and 2022, respectively. The increase was driven by higher net earnings, partially offset by changes in year-over-year working capital requirements primarily due to sales growth and inflation.

Net cash used in investing activities was $191 million and $172 million for the six months ended June 30, 2023 and 2022, respectively. The change was driven by increased U.S. supply chain investment.

Net cash used in financing activities was $521 million and $388 million for the six months ended June 30, 2023 and 2022, respectively. The increase was primarily due to higher treasury stock repurchases.

Working Capital
Working capital as of June 30, 2023 was $3,144 million, an increase of $280 million compared to $2,864 million as of December 31, 2022. The increase was driven by increased accounts receivable due to continued sales growth and lower accrued current liabilities. As of June 30, 2023 and December 31, 2022, the ratio of current assets to current liabilities was 2.7 and 2.5, respectively.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit.

Total debt, which is defined as total interest-bearing debt and lease liabilities, as a percent of total capitalization was 46.3% and 49.9% as of June 30, 2023 and December 31, 2022, respectively.

Grainger receives ratings from two independent credit rating agencies: Moody's Investor Service (Moody's) and Standard & Poor's (S&P). Both credit rating agencies currently rate the Company's corporate credit at investment grade.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following table summarizes the Company's credit ratings as of June 30, 2023:

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

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
From time to time in this Quarterly Report on Form 10-Q as well as in other written reports, communications and verbal statements, Grainger makes forward-looking statements that are not historical in nature but concern forecasts of future results, business plans, analyses, prospects, strategies, objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws. Forward-looking statements can generally be identified by their use of terms such as “anticipate,” “estimate,” “believe,” “expect,” “could,” “forecast,” “may,” “intend,” “plan,” “predict,” “project,” “will,” or “would,” and similar terms and phrases, including references to assumptions.

The Company cannot guarantee that any forward-looking statement will be realized and achievement of future results is subject to assumptions, risks and uncertainties, many of which are beyond the Company’s control, which could cause the Company’s actual results to differ materially from those that are presented.

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

Changes in Internal Control Over Financial Reporting
There were no changes in Grainger's internal control over financial reporting for the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings
For a description of the Company’s legal proceedings, see Note 15 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data in the Company's 2022 Form 10-K and the Company's Form 10-Q for the quarterly period ended March 31, 2023.

Item 1A: Risk Factors
There have been no material changes from the risk factors previously disclosed in Part 1, Item 1A: Risk Factors in the Company's 2022 Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities – Second Quarter 2023

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (B)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Apr. 1 – Apr. 30	76,169	$661.81	76,169	2,441,215
May 1 – May 31	103,131	$671.99	103,131	2,338,084
Jun. 1 – Jun. 30	64,999	$714.27	64,999	2,273,085
Total	244,299		244,299

A.There were no shares withheld to satisfy tax withholding obligations.
B.Purchases were made pursuant to a share repurchase program approved by Grainger's Board of Directors and announced on April 28, 2021 (2021 Program). The 2021 Program authorized the repurchase of up to 5 million shares with no expiration date.

Item 5: Other Information
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended June 30, 2023.

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

W.W. GRAINGER, INC.
Date:	July 27, 2023	By:	/s/ Deidra C. Merriwether
Deidra C. Merriwether
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)
Date:	July 27, 2023	By:	/s/ Laurie R. Thomson
Laurie R. Thomson
Vice President and Controller
(Principal Accounting Officer)