Form 10-Q
period 2023-09-30
W.W. GRAINGER, INC.
filed 2023-10-26
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
Yes ☐  No ☒

There were 49,634,150 shares of the Company’s Common Stock outstanding as of October 19, 2023.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions of dollars and shares, except for per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$4,208	$3,942	$12,481	$11,426
Cost of goods sold	2,553	2,423	7,548	7,083
Gross profit	1,655	1,519	4,933	4,343
Selling, general and administrative expenses	988	916	2,925	2,672
Operating earnings	667	603	2,008	1,671
Other (income) expense:
Interest expense – net	22	25	70	70
Other – net	(7)	(9)	(21)	(20)
Total other expense – net	15	16	49	50
Earnings before income taxes	652	587	1,959	1,621
Income tax provision	159	145	468	405
Net earnings	493	442	1,491	1,216
Less net earnings attributable to noncontrolling interest	17	16	57	53
Net earnings attributable to W.W. Grainger, Inc.	$476	$426	$1,434	$1,163
Earnings per share:
Basic	$9.47	$8.31	$28.45	$22.64
Diluted	$9.43	$8.27	$28.32	$22.52
Weighted average number of shares outstanding:
Basic	49.9	50.8	50.1	51.0
Diluted	50.1	51.1	50.3	51.3

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net earnings	$493	$442	$1,491	1,216
Other comprehensive earnings (losses):
Foreign currency translation adjustments – net of reclassification to earnings	(39)	(71)	(69)	(180)
Postretirement benefit plan losses and other – net of tax benefit of $1, $2, $3 and $4, respectively	(3)	(3)	(9)	(10)
Total other comprehensive earnings (losses)	(42)	(74)	(78)	(190)
Comprehensive earnings – net of tax	451	368	1,413	1,026
Less comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	17	16	57	53
Foreign currency translation adjustments	(7)	(14)	(39)	(61)
Total comprehensive earnings (losses) attributable to noncontrolling interest	10	2	18	(8)
Comprehensive earnings attributable to W.W. Grainger, Inc.	$441	$366	$1,395	$1,034

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except for share and per share amounts)

	As of
Assets	(Unaudited) September 30, 2023	December 31, 2022
Current assets
Cash and cash equivalents	$601	$325
Accounts receivable (less allowances for credit losses of $38 and $36, respectively)	2,444	2,133
Inventories – net	2,196	2,253
Prepaid expenses and other current assets	171	266
Total current assets	5,412	4,977
Property, buildings and equipment – net	1,543	1,461
Goodwill	364	371
Intangibles – net	238	232
Operating lease right-of-use	413	367
Other assets	170	180
Total assets	$8,140	$7,588

Liabilities and shareholders' equity
Current liabilities
Current maturities	$34	$35
Trade accounts payable	1,067	1,047
Accrued compensation and benefits	297	334
Operating lease liability	73	68
Accrued expenses	403	474
Income taxes payable	24	52
Total current liabilities	1,898	2,010
Long-term debt	2,260	2,284
Long-term operating lease liability	361	318
Deferred income taxes and tax uncertainties	135	121
Other non-current liabilities	104	120
Shareholders' equity
Cumulative preferred stock – $5 par value – 12,000,000 shares authorized; none issued or outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; 109,659,219 shares issued	55	55
Additional contributed capital	1,343	1,310
Retained earnings	11,859	10,700
Accumulated other comprehensive losses	(219)	(180)
Treasury stock, at cost – 59,937,912 and 59,402,896 shares, respectively	(9,948)	(9,445)
Total W.W. Grainger, Inc. shareholders’ equity	3,090	2,440
Noncontrolling interest	292	295
Total shareholders' equity	3,382	2,735
Total liabilities and shareholders' equity	$8,140	$7,588

 The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net earnings	$1,491	$1,216
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses	15	13
Deferred income taxes and tax uncertainties	20	20
Depreciation and amortization	162	159
Net (gains) losses from sale of assets	(4)	1
Stock-based compensation	49	38
Change in operating assets and liabilities:
Accounts receivable	(351)	(487)
Inventories	42	(253)
Prepaid expenses and other assets	104	(39)
Trade accounts payable	55	261
Accrued liabilities	(106)	51
Income taxes – net	(34)	8
Other non-current liabilities	(16)	(15)
Net cash provided by operating activities	1,427	973
Cash flows from investing activities:
Capital expenditures	(318)	(208)
Proceeds from sale of assets	11	7
Other – net	—	(11)
Net cash used in investing activities	(307)	(212)
Cash flows from financing activities:
Proceeds from debt	7	1
Payments of debt	(37)	—
Proceeds from stock options exercised	29	21
Payments for employee taxes withheld from stock awards	(32)	(22)
Purchases of treasury stock	(506)	(383)
Cash dividends paid	(300)	(285)
Net cash used in financing activities	(839)	(668)
Exchange rate effect on cash and cash equivalents	(5)	(19)
Net change in cash and cash equivalents	276	74
Cash and cash equivalents at beginning of year	325	241
Cash and cash equivalents at end of period	$601	$315
The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)
(Unaudited)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2022	$55	$1,270	$9,500	$(96)	$(8,855)	$286	$2,160
Stock-based compensation	—	10	—	—	3	—	13
Purchases of treasury stock	—	—	—	—	(75)	—	(75)
Net earnings	—	—	366	—	—	19	385
Other comprehensive earnings (losses)	—	—	—	(13)	—	(16)	(29)
Cash dividends paid ($1.62 per share)	—	—	(84)	—	—	—	(84)
Balance at March 31, 2022	$55	$1,280	$9,782	$(109)	$(8,927)	$289	$2,370
Stock-based compensation	—	7	—	—	2	1	10
Purchases of treasury stock	—	—	—	—	(117)	(1)	(118)
Net earnings	—	—	371	—	—	18	389
Other comprehensive earnings (losses)	—	—	—	(56)	—	(31)	(87)
Cash dividends paid ($1.72 per share)	—	—	(87)	—	—	(12)	(99)
Balance at June 30, 2022	$55	$1,287	$10,066	$(165)	$(9,042)	$264	$2,465
Stock-based compensation	$—	$12	$—	$—	$3	$—	$15
Purchases of treasury stock	—	—	—	—	(184)	—	(184)
Net earnings	—	—	426	—	—	16	442
Other comprehensive earnings (losses)	—	—	—	(60)	—	(14)	(74)
Cash dividends paid ($1.72 per share)	—	—	(90)	—	—	(12)	(102)
Balance at September 30, 2022	$55	$1,299	$10,402	$(225)	$(9,223)	$254	$2,562

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)
(Unaudited)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2023	$55	$1,310	$10,700	$(180)	$(9,445)	$295	$2,735
Stock-based compensation	—	14	—	—	18	—	32
Purchases of treasury stock	—	—	—	—	(142)	—	(142)
Net earnings	—	—	488	—	—	20	508
Other comprehensive earnings (losses)	—	—	—	4	—	(5)	(1)
Cash dividends paid ($1.72 per share)	—	—	(87)	—	—	—	(87)
Balance at March 31, 2023	$55	$1,324	$11,101	$(176)	$(9,569)	$310	$3,045
Stock-based compensation	—	7	—	—	(7)	2	2
Purchases of treasury stock	—	—	—	—	(168)	—	(168)
Net earnings	—	—	470	—	—	20	490
Other comprehensive earnings (losses)	—	—	—	(8)	—	(27)	(35)
Cash dividends paid ($1.86 per share)	—	—	(94)	—	—	(13)	(107)
Balance at June 30, 2023	$55	$1,331	$11,477	$(184)	$(9,744)	$292	$3,227
Stock-based compensation	—	13	—	—	(1)	—	12
Purchases of treasury stock	—	—	—	—	(203)	(1)	(204)
Net earnings	—	—	476	—	—	17	493
Other comprehensive earnings (losses)	—	—	—	(35)	—	(7)	(42)
Capital contribution	—	(1)	—	—	—	3	2
Cash dividends paid ($1.86 per share)	—	—	(94)	—	—	(12)	(106)
Balance at September 30, 2023	$55	$1,343	$11,859	$(219)	$(9,948)	$292	$3,382

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

The following tables present the Company's percentage of revenue by reportable segment and by major customer industry:

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,
	2023			2022(1)
	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)
Commercial Services	7%	12%	8%	7%	13%	8%
Contractors	5%	12%	6%	5%	12%	6%
Government	19%	3%	16%	18%	3%	15%
Healthcare	7%	2%	6%	7%	2%	6%
Manufacturing	30%	30%	30%	31%	30%	30%
Retail	4%	4%	4%	4%	4%	4%
Transportation	5%	2%	4%	4%	2%	4%
Utilities	3%	2%	2%	3%	2%	3%
Warehousing	4%	—%	4%	5%	—%	4%
Wholesale	7%	17%	9%	7%	16%	9%
Other(3)	9%	16%	11%	9%	16%	11%
Total net sales	100%	100%	100%	100%	100%	100%
Percent of total company revenue	81%	17%	100%	81%	18%	100%

(1) Customer industry results for the three months ended September 30, 2022 were reclassified to reflect the Company's current year classifications, which primarily uses the North American Industry Classification System (NAICS) beginning January 1, 2023.

(2) Total Company includes other businesses, which includes the Cromwell business. Other businesses account for approximately 2% and 1% of total Company revenue for the three months ended September 30, 2023 and 2022, respectively.

(3) Other primarily includes revenue from industries and customers that are not material individually, including hospitality, restaurants, property management and natural resources.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2023			2022(1)
	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)
Commercial Services	7%	12%	8%	7%	13%	8%
Contractors	5%	12%	6%	5%	12%	6%
Government	20%	3%	16%	18%	3%	15%
Healthcare	7%	2%	6%	7%	2%	6%
Manufacturing	30%	30%	30%	31%	30%	31%
Retail	4%	4%	4%	4%	4%	4%
Transportation	4%	2%	4%	4%	2%	4%
Utilities	3%	2%	3%	3%	2%	3%
Warehousing	4%	1%	3%	5%	—%	4%
Wholesale	7%	16%	9%	7%	16%	8%
Other(3)	9%	16%	11%	9%	16%	11%
Total net sales	100%	100%	100%	100%	100%	100%
Percent of total company revenue	81%	18%	100%	80%	18%	100%

(1) Customer industry results for the nine months ended September 30, 2022 were reclassified to reflect the Company's current year classifications, which primarily uses the North American Industry Classification System (NAICS) beginning January 1, 2023.

(2) Total Company includes other businesses, which includes the Cromwell business. Other businesses account for approximately 1% and 2% of total Company revenue for the nine months ended September 30, 2023 and 2022.

(3) Other primarily includes revenue from industries and customers that are not material individually, including hospitality, restaurants, property management and natural resources.

Total accrued sales incentives are recorded in Accrued expenses and were approximately $116 million and $102 million as of September 30, 2023 and December 31, 2022, respectively.

The Company had no material unsatisfied performance obligations, contract assets or liabilities as of September 30, 2023 and December 31, 2022.

NOTE 3 - PROPERTY, BUILDINGS AND EQUIPMENT
Property, buildings and equipment consisted of the following (in millions of dollars):

	As of
	September 30, 2023	December 31, 2022
Land and land improvements	$362	$318
Building, structures and improvements	1,411	1,463
Furniture, fixtures, machinery and equipment	1,802	1,662
Property, buildings and equipment	$3,575	$3,443
Less accumulated depreciation	2,032	1,982
Property, buildings and equipment – net	$1,543	$1,461

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS
The Company did not identify any significant events or changes in circumstances that indicated the existence of impairment indicators during the three and nine months ended September 30, 2023. As such, quantitative assessments were not required.

The balances and changes in the carrying amount of goodwill by segment are as follows (in millions of dollars):

	High-Touch Solutions N.A.	Endless Assortment	Total
Balance at January 1, 2022	$321	$63	$384
Translation	(8)	(5)	(13)
Balance at December 31, 2022	313	58	371
Translation	(1)	(6)	(7)
Balance at September 30, 2023	$312	$52	$364
The Company's cumulative goodwill impairments as of September 30, 2023 were $137 million. No goodwill impairments were recorded for the nine months ended September 30, 2023 or the twelve months ended December 31, 2022.
The balances and changes in intangible assets – net are as follows (in millions of dollars):

		As of
		September 30, 2023			December 31, 2022
	Weighted average life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer lists and relationships	11.7 years	$214	$184	$30	$217	$181	$36
Trademarks, trade names and other	14.4 years	32	24	8	32	22	10
Non-amortized trade names and other	Indefinite	19	—	19	22	—	22
Capitalized software	4.2 years	632	451	181	580	416	164
Total intangible assets	6.7 years	$897	$659	$238	$851	$619	$232

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5 - DEBT
Total debt, including long-term, current maturities and debt issuance costs and discounts – net, consisted of the following (in millions of dollars):

	As of
	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.60% senior notes due 2045	$1,000	$857	$1,000	$916
1.85% senior notes due 2025	500	475	500	470
4.20% senior notes due 2047	400	328	400	338
3.75% senior notes due 2046	400	299	400	317
MonotaRO term loan	34	34	69	69
Other	(21)	(21)	(29)	(29)
Subtotal	2,313	1,972	2,340	2,081
Less current maturities	(34)	(34)	(35)	(35)
Debt issuance costs and discounts – net of amortization	(19)	(19)	(21)	(21)
Long-term debt	$2,260	$1,919	$2,284	$2,025

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

The Company uses interest rate swaps to manage the risks associated with its 1.85% Senior Notes. These swaps were designated for hedge accounting treatment as fair value hedges. The resulting carrying value adjustments as of September 30, 2023 and December 31, 2022, are presented within Other in the table above. For further discussion on the Company's hedge accounting policies, see Note 6.

MonotaRO Term Loan
In August 2020, MonotaRO entered into a ¥9 billion term loan agreement to fund technology investments and the expansion of its distribution center (DC) network. As of September 30, 2023 and December 31, 2022, the carrying amount of the term loan, including current maturities due within one year, was $34 million and $69 million, respectively. The term loan matures in August 2024, payable over four equal semi-annual principal installments in 2023 and 2024 and bears an average interest of 0.05%.

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

Fair Value Hedges
The Company uses interest rate swaps to hedge a portion of its fixed-rate long-term debt. These swaps are treated as fair value hedges and consequently the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item, are recognized in the Consolidated Statements of Earnings in Interest expense – net. The notional amount of the Company’s outstanding fair value hedges as of September 30, 2023 and December 31, 2022 was $450 million and $500 million, respectively.

The liability hedged by the interest rate swaps is recorded on the Condensed Consolidated Balance Sheets in Long-term debt. As of September 30, 2023 and December 31, 2022, the carrying amount of the hedged item, including the cumulative amount of fair value hedging adjustments was $424 million and $466 million, respectively.

The effect of the Company's fair value hedges on the Condensed Consolidated Statements of Earnings in Interest expense – net for the three and nine months ended September 30, 2023 and 2022, are shown in the following table (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gain or (loss):
Interest rate swaps:
Hedged item	$(2)	$11	$(8)	$36
Derivatives designated as hedging instrument	$2	$(11)	$8	$(36)

The location and fair values of derivative instruments designated as hedging instruments in the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, are shown in the following table (in millions of dollars):

	As of
	September 30, 2023	December 31, 2022
Interest rate swaps reported in Other non-current liabilities	$23	$34

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

Following is a summary of segment results (in millions of dollars):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Net sales	Operating earnings (losses)	Net sales	Operating earnings (losses)	Net sales	Operating earnings (losses)	Net sales	Operating earnings (losses)
High-Touch Solutions N.A.	$3,403	$612	$3,180	$550	$10,052	$1,833	$9,111	$1,506
Endless Assortment	732	55	701	58	2,207	178	2,117	175
Other	73	—	61	(5)	222	(3)	198	(10)
Total Company	$4,208	$667	$3,942	$603	$12,481	$2,008	$11,426	$1,671

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

NOTE 9 - SUBSEQUENT EVENTS
Revolving Credit Facility
On October 11, 2023, the Company entered into a five-year syndicated $1.25 billion revolving credit facility (the 2023 Credit Facility). The 2023 Credit Facility is unsecured and subject to two one-year extensions if sufficient lenders agree. The 2023 Credit Facility replaced the Company's previous revolving credit facility entered into in February 2020.

Dividend
On October 25, 2023, the Company’s Board of Directors declared a quarterly dividend of $1.86 per share, payable December 1, 2023, to shareholders of record on November 13, 2023.

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

Recent Events

Inflationary Cost Environment and Macroeconomic Pressures
The global economy continues to experience volatile disruptions including to the commodity, labor and transportation markets, arising from a combination of geopolitical events and various economic and financial factors. These disruptions have contributed to an inflationary environment which has affected, and may continue to affect, the price and availability of certain products and services necessary for the Company's operations. Such disruptions have impacted, and may continue to impact, the Company's business, financial condition and results of operations.

The Company continues to monitor economic conditions in the U.S. and globally, and the impact of macroeconomic pressures, including repercussions from rising interest rates, fluctuating currency exchange rates, inflation and a potential recession on the Company’s business, customers, suppliers and other third parties. As a result of continued inflation, the Company has implemented strategies designed to mitigate certain adverse effects of higher costs while also remaining market price competitive. Historically, the Company’s broad and diverse customer base and the nondiscretionary nature of the Company’s products to its customers has helped to insulate it from the effects of recessionary periods in the industrial MRO market. The full extent and impact of these conditions are uncertain and cannot be predicted at this time.

For further discussion of the Company's risks and uncertainties, see Part I, Item 1A: Risk Factors in the Company’s 2022 Form 10-K.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Results of Operations –Three Months Ended September 30, 2023
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings (in millions of dollars except per share amounts):

	Three Months Ended September 30,
			Percent Increase/(Decrease) from Prior Year	As a Percent of Net Sales
	2023	2022		2023	2022
Net sales(1)	$4,208	$3,942	6.7%	100.0%	100.0%
Cost of goods sold	2,553	2,423	5.3	60.7	61.5
Gross profit	1,655	1,519	9.1	39.3	38.5
Selling, general and administrative expenses	988	916	7.9	23.4	23.2
Operating earnings	667	603	10.7	15.9	15.3
Other expense – net	15	16	(4.1)	0.4	0.4
Income tax provision	159	145	9.6	3.8	3.7
Net earnings	493	442	11.7	11.7	11.2
Noncontrolling interest	17	16	6.4	0.4	0.4
Net earnings attributable to W.W. Grainger, Inc.	$476	$426	11.9	11.3	10.8
Diluted earnings per share:	$9.43	$8.27	14.1%

(1) For further information regarding the Company's disaggregated revenue, see Note 2 of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1: Financial Statements of this Form 10-Q.

The following table is included as an aid to understanding the changes in Grainger's total net sales and daily sales from the prior-year period to the most recent period (in millions of dollars):

	Three Months Ended September 30,
	2023	2022
Net sales	$4,208	$3,942
$ Change from prior-year period	266	570
% Change from prior-year period	6.7%	16.9%

Daily sales(1)	$66.8	$61.6
$ Change from prior-year period	5.2	8.9
% Change from prior-year period	8.4%	16.9%

Daily sales impact of currency fluctuations	(0.3)%	(3.4)%

(1) Daily sales are defined as the total net sales for the period divided by the number of U.S. selling days in the period. There were 63 and 64 sales days in the three months ended September 30, 2023 and 2022, respectively.

Net sales of $4,208 million for the three months ended September 30, 2023 increased $266 million, or 7%, and on a daily basis, net sales increased 8% compared to the same period in 2022. For further discussion on the Company's net sales, see the Segment Analysis section below.

Gross profit of $1,655 million for the three months ended September 30, 2023 increased $136 million, or 9%, compared to the same period in 2022. Gross profit margin of 39.3% increased 80 basis points compared to the same period in 2022. For further discussion on the Company's gross profit, see the Segment Analysis section below.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
SG&A of $988 million for the three months ended September 30, 2023 increased $72 million, or 8%, compared to the same period in 2022. The increase was primarily due to higher marketing expenses.

Operating earnings of $667 million for the three months ended September 30, 2023 increased $64 million, or 11%, compared to the same period in 2022.

Income taxes of $159 million for the three months ended September 30, 2023 increased $14 million, or 10%, compared to the same period in 2022. The increase in tax expense was driven by higher taxable operating earnings for the third quarter of 2023. Grainger's effective tax rates were 24.4% and 24.7% for the three months ended September 30, 2023 and 2022, respectively. The decrease in the effective tax rate was primarily due to favorable tax impacts related to mix of foreign earnings.

Net earnings of $476 million attributable to W.W. Grainger, Inc. for the three months ended September 30, 2023 increased $50 million, or 12%, compared to the same period in 2022.

Diluted earnings per share was $9.43 for the three months ended September 30, 2023, an increase of 14% compared to $8.27 for the same period in 2022.

Segment Analysis
For further segment information, see Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1: Financial Statements of this Form 10-Q.

High-Touch Solutions N.A.
The following table shows reported segment results (in millions of dollars):

	Three Months Ended September 30,
	2023	2022	Percent Increase
Net sales	$3,403	$3,180	7.0%

Gross profit	$1,418	$1,291	9.8%
Selling, general and administrative expenses	$806	$741	8.6%
Operating earnings	$612	$550	11.4%

Net sales of $3,403 million for the three months ended September 30, 2023 increased $223 million, or 7%, and on a daily basis, increased 9% compared to the same period in 2022. The increase was due to price, which includes customer mix, of 3% and volume, which includes product mix of 6%.

Gross profit of $1,418 million for the three months ended September 30, 2023 increased $127 million, or 10%, compared to the same period in 2022. Gross profit margin of 41.7% increased 110 basis points compared to the same period in 2022. The increase was driven by freight and supply chain efficiencies as well as improved product mix in the third quarter of 2023.

SG&A of $806 million for the three months ended September 30, 2023 increased $65 million, or 9%, compared to the same period in 2022. The increase was primarily due to higher marketing expenses. SG&A leverage decreased 40 basis points compared to the same period in 2022.

Operating earnings of $612 million for the three months ended September 30, 2023 increased $62 million, or 11%, compared to the same period in 2022.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Endless Assortment
The following table shows reported segment results (in millions of dollars):

	Three Months Ended September 30,
	2023	2022	Percent Increase/(Decrease)
Net sales	$732	$701	4.3%

Gross profit	$216	$209	3.5%
Selling, general and administrative expenses	$161	$152	6.4%
Operating earnings	$55	$58	(4.3)%

Net sales of $732 million for the three months ended September 30, 2023 increased $31 million, or 4%, and on a daily basis, increased 6% compared to the same period in 2022. The increase was due to sales growth of 9% driven by customer acquisition for the segment and enterprise growth at MonotaRO, partially offset by declining sales to non-core, consumer-like customers and slower overall market demand at Zoro. Sales growth was offset by unfavorable foreign exchange of 3% due to changes in the exchange rate between the U.S. dollar and the Japanese yen.

Gross profit of $216 million for the three months ended September 30, 2023 increased $7 million, or 4%, compared to the same period in 2022. Gross profit margin of 29.6% decreased 20 basis points compared to the same period in 2022. The decrease was driven by unfavorable Zoro product mix partially offset by price realization and freight efficiencies at MonotaRO in the third quarter of 2023.

SG&A of $161 million for the three months ended September 30, 2023 increased $9 million, or 6%, compared to the same period in 2022. The increase was primarily driven by higher marketing expenses. SG&A leverage decreased 50 basis points compared to the same period in 2022.

Operating earnings of $55 million for the three months ended September 30, 2023 decreased $3 million, or 4%, compared to the same period in 2022.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Results of Operations – Nine Months Ended September 30, 2023
The following table is included as an aid to understanding the changes in Grainger's Condensed Consolidated Statements of Earnings (in millions of dollars except per share amounts):

	Nine Months Ended September 30,
			Percent Increase/(Decrease) from Prior Year	As a Percent of Net Sales
	2023	2022		2023	2022
Net sales(1)	$12,481	$11,426	9.2%	100.0%	100.0%
Cost of goods sold	7,548	7,083	6.6	60.5	62.0
Gross profit	4,933	4,343	13.6	39.5	38.0
Selling, general and administrative expenses	2,925	2,672	9.5	23.4	23.4
Operating earnings	2,008	1,671	20.2	16.1	14.6
Other expense – net	49	50	(1.6)	0.4	0.4
Income tax provision	468	405	15.4	3.7	3.5
Net earnings	1,491	1,216	22.6	11.9	10.7
Noncontrolling interest	57	53	7.5	0.5	0.5
Net earnings attributable to W.W. Grainger, Inc.	$1,434	$1,163	23.3	11.5	10.2
Diluted earnings per share:	$28.32	$22.52	25.7%

(1) For further information regarding the Company's disaggregated revenue, see Note 2 of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1: Financial Statements of this Form 10-Q.

The following table is included as an aid to understanding the changes in Grainger's total net sales and daily sales from the prior period to the most recent period (in millions of dollars):

	Nine Months Ended September 30,
	2023	2022
Net sales	$12,481	$11,426
$ Change from prior-year period	1,055	1,763
% Change from prior-year period	9.2%	18.2%

Daily sales(1)	$65.3	$59.5
$ Change from prior-year period	5.8	8.9
% Change from prior-year period	9.8%	17.6%

Daily sales impact of currency fluctuations	(1.3)%	(2.5)%

(1) Daily sales are defined as the total net sales for the period divided by the number U.S. selling days in the period. There were 191 and 192 sales days in the nine months ended September 30, 2023 and 2022, respectively.

Net sales of $12,481 million for the nine months ended September 30, 2023 increased $1,055 million, or 9%, and on a daily basis, increased 10% compared to the same period in 2022. For further discussion on the Company's net sales, see the Segment Analysis section below.

Gross profit of $4,933 million for the nine months ended September 30, 2023 increased $590 million, or 14%, compared to the same period in 2022. Gross profit margin of 39.5% increased 150 basis points compared to the

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
same period in 2022. For further discussion on the Company's gross profit, see the Segment Analysis section below.

SG&A of $2,925 million for the nine months ended September 30, 2023 increased $253 million, or 9%, compared to the same period in 2022. The increase was primarily due to higher marketing and payroll expenses.

Operating earnings of $2,008 million for the nine months ended September 30, 2023 increased $337 million, or 20%, compared to the same period in 2022.

Income taxes of $468 million for the nine months ended September 30, 2023 increased $63 million or 15%, compared to the same period in 2022. The increase in tax expense was driven by higher taxable operating earnings for the nine months ended September 30, 2023. Grainger's effective tax rates were 23.9% and 25.0% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in the effective tax rate was primarily due to increased stock compensation tax benefit compared to the same period in 2022.

Net earnings of $1,434 million attributable to W.W. Grainger, Inc. for the nine months ended September 30, 2023 increased $271 million, or 23%, compared to the same period in 2022.

Diluted earnings per share was $28.32 for the nine months ended September 30, 2023, an increase of 26% compared to $22.52 for the same period in 2022.

Segment Analysis
For further segment information, see Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1: Financial Statements of this Form 10-Q.

High-Touch Solutions N.A.
The following table shows reported segment results (in millions of dollars):

	Nine Months Ended September 30,
	2023	2022	Percent Increase
Net sales	$10,052	$9,111	10.3%

Gross profit	$4,213	$3,666	14.9%
Selling, general and administrative expenses	$2,380	$2,160	10.2%
Operating earnings	$1,833	$1,506	21.7%

Net sales of $10,052 million for the nine months ended September 30, 2023 increased $941 million, or 10%, and on a daily basis, increased 11% compared to the same period in 2022. The increase was due to price, which includes customer mix, of 5% and volume, which includes product mix, of 6%.

Gross profit of $4,213 million for the nine months ended September 30, 2023 increased $547 million, or 15%, compared to the same period in 2022. Gross profit margin of 41.9% increased 170 basis points compared to the same period in 2022. The increase was driven by freight efficiencies and improved product mix in 2023.

SG&A of $2,380 million for the nine months ended September 30, 2023 increased $220 million, or 10%, compared to the same period in 2022. The increase was primarily due to higher marketing and payroll expenses. SG&A leverage remained consistent compared to the same period in 2022.

Operating earnings of $1,833 million for the nine months ended September 30, 2023 increased $327 million, or 22%, compared to the same period in 2022.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Endless Assortment
The following table shows reported segment results (in millions of dollars):

	Nine Months Ended September 30,
	2023	2022	Percent Increase
Net sales	$2,207	$2,117	4.2%

Gross profit	$654	$615	6.3%
Selling, general and administrative expenses	$476	$441	8.1%
Operating earnings	$178	$175	1.9%

Net sales of $2,207 million for the nine months ended September 30, 2023 increased $90 million, or 4%, and on a daily basis, increased 5% compared to the same period in 2022. The increase was due to sales growth of 11% driven by customer acquisition for the segment and enterprise growth at MonotaRO, partially offset by unfavorable foreign exchange of 6% due to changes in the exchange rate between the U.S. dollar and the Japanese yen.

Gross profit of $654 million for the nine months ended September 30, 2023 increased $39 million, or 6%, compared to the same period in 2022. Gross profit margin of 29.6% increased 50 basis points compared to the same period in 2022. The increase was driven by freight efficiencies at MonotaRO in 2023.

SG&A of $476 million for the nine months ended September 30, 2023 increased $35 million, or 8%, compared to the same period in 2022. The increase was primarily due to higher marketing and payroll and benefit expenses. SG&A leverage decreased 80 basis points compared to the same period in 2022.

Operating earnings of $178 million for the nine months ended September 30, 2023 increased $3 million, or 2%, compared to the same period in 2022.

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

Cash and Cash Equivalents
As of September 30, 2023 and December 31, 2022, Grainger had cash and cash equivalents of $601 million and $325 million, respectively. The Company had approximately $1.9 billion in available liquidity as of September 30, 2023.

Cash Flows
The following table shows the Company's cash flow activity for the periods presented (in millions of dollars):

	Nine Months Ended September 30,
	2023	2022
Total cash provided by (used in):
Operating activities	$1,427	$973
Investing activities	(307)	(212)
Financing activities	(839)	(668)
Effect of exchange rate changes on cash and cash equivalents	(5)	(19)
Increase in cash and cash equivalents	$276	$74

Net cash provided by operating activities was $1,427 million and $973 million for the nine months ended September 30, 2023 and 2022, respectively. The increase was driven by higher net earnings and favorable year-over-year working capital primarily due to sales growth and inflation.

Net cash used in investing activities was $307 million and $212 million for the nine months ended September 30, 2023 and 2022, respectively. The change was driven by increased U.S. supply chain investments.

Net cash used in financing activities was $839 million and $668 million for the nine months ended September 30, 2023 and 2022, respectively. The increase was primarily due to higher treasury stock repurchases.

Working Capital
Working capital as of September 30, 2023 was $3,129 million, an increase of $265 million compared to $2,864 million as of December 31, 2022. The increase was driven by increased accounts receivable due to continued sales growth and lower accrued current liabilities. As of September 30, 2023 and December 31, 2022, the ratio of current assets to current liabilities was 2.7 and 2.5, respectively.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. In addition to internally generated funds, Grainger has various sources of financing available, including bank borrowings under lines of credit.

Total debt, which is defined as total interest-bearing debt and lease liabilities, as a percent of total capitalization was 44.9% and 49.9% as of September 30, 2023 and December 31, 2022, respectively.

Grainger receives ratings from two independent credit rating agencies: Moody's Investor Service (Moody's) and Standard & Poor's (S&P). Both credit rating agencies currently rate the Company's corporate credit at investment grade.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the Company's credit ratings as of September 30, 2023:

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

Important factors that could cause actual results to differ materially from those presented or implied in the forward-looking statements include, without limitation: inflation, higher product costs or other expenses, including operational and administrative expenses; the impact of macroeconomic pressures and geopolitical trends, changes and events; a major loss of customers; loss or disruption of sources of supply; changes in customer or product mix; increased competitive pricing pressures; changes in third party practices regarding digital advertising; failure to enter into or sustain contractual arrangements on a satisfactory basis with group purchasing organizations; failure to develop, manage or implement new technology initiatives or business strategies, including with respect to the Company’s eCommerce platforms; failure to adequately protect intellectual property or successfully defend against infringement claims; fluctuations or declines in the Company's gross profit margin; the Company’s responses to market pressures; the outcome of pending and future litigation or governmental or regulatory proceedings, including with respect to wage and hour, anti-bribery and corruption, environmental, regulations related to advertising, marketing and the Internet, consumer protection, pricing (including disaster or emergency declaration pricing statutes), product liability, compliance or safety, trade and export compliance, general commercial disputes, or privacy and cybersecurity matters; investigations, inquiries, audits and changes in laws and regulations; failure to comply with laws, regulations and standards, including new or stricter environmental laws or regulations; government contract matters; the impact of any government shutdown; disruption or breaches of information technology or data security systems involving the Company or third parties on which the Company depends; general industry, economic, market or political conditions; general global economic conditions including tariffs and trade issues and policies; currency exchange rate fluctuations; market volatility, including price and trading volume volatility or price declines of the Company’s common stock; commodity price volatility; facilities disruptions or shutdowns; higher fuel costs or disruptions in transportation services; outbreaks of pandemic disease or viral contagions such as the COVID-19 pandemic; natural or human induced disasters, extreme weather and other catastrophes or conditions; effects of climate change; failure to execute on our efforts and programs related to environmental, social and governance matters; competition for, or failure to attract, retain, train, motivate and develop executives and key employees; loss of key members of management or key employees; changes in effective tax rates; changes in credit ratings or outlook; the Company’s incurrence of indebtedness or failure to comply with restrictions and obligations under its debt agreements and instruments; and other factors identified under Part I, Item 1A: Risk Factors in the Company's latest Form 10-K, as updated from time to time in the Company's Quarterly Form 10-Q.

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

Changes in Internal Control Over Financial Reporting
There were no changes in Grainger's internal control over financial reporting for the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities – Third Quarter 2023

Period	Total Number of Shares Purchased (A)(B)	Average Price Paid per Share (C)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (D)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Jul. 1 – Jul. 31	15,915	$732.26	15,915	2,257,170
Aug. 1 – Aug. 31	143,643	$714.07	143,643	2,113,527
Sep. 1 – Sep. 30	126,007	$693.55	125,583	1,987,944
Total	285,565		285,141

A.There were no shares withheld to satisfy tax withholding obligations.
B.The difference of 424 shares between the Total Number of Shares Purchased and the Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs represents shares purchased by the administrator and record keeper of the W.W. Grainger, Inc. Retirement Saving Plan for the benefit of the employees who participate in the plan.
C.Average price paid per share excludes commissions of $0.01 per share paid.
D.Purchases were made pursuant to a share repurchase program approved by Grainger's Board of Directors and announced on April 28, 2021 (2021 Program). The 2021 Program authorized the repurchase of up to 5 million shares with no expiration date.

Item 5: Other Information
On August 29, 2023, D.G. Macpherson, Grainger’s Chairman of the Board and Chief Executive Officer, adopted a written plan for the sale of shares received pursuant to the vesting of an equity award on October 1, 2023. The aggregate number of shares subject to the plan is 4,995 and excludes shares withheld by the Company to satisfy income tax withholding obligations in connection with the net settlement of such equity award. The plan is a multi-trade plan, is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and will expire on December 31, 2023, or any earlier date on which all of the shares have been sold. None of the Company's other directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended September 30, 2023.

W.W. Grainger, Inc. and Subsidiaries
Item 6: Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Transition Agreement and General Release by and between W.W. Grainger, Inc. and John L. Howard, dated July 6, 2023.*
10.2	Credit Agreement dated as of October 11, 2023, by and among W.W. Grainger, Inc., the lenders party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.'s Current Report on Form 8-K filed on October 12, 2023.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(*) Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. GRAINGER, INC.
Date:	October 26, 2023	By:	/s/ Deidra C. Merriwether
Deidra C. Merriwether
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)
Date:	October 26, 2023	By:	/s/ Laurie R. Thomson
Laurie R. Thomson
Vice President and Controller
(Principal Accounting Officer)