Form 10-K
period 2023-12-31
W.W. GRAINGER, INC.
filed 2024-02-22
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2023
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
Yes ☐  No ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $35,235,880,897 as of the close of trading as reported on the New York Stock Exchange on June 30, 2023. The Company does not have nonvoting common equity.
The registrant had 49,173,357 shares of the Company’s Common Stock outstanding as of February 14, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed in connection with the annual meeting of shareholders to be held on April 24, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (Form 10-K) where indicated. The registrant's definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Forward-Looking Statements
From time to time in this Annual Report on Form 10-K as well as in other written reports, communications and verbal statements, Grainger (as defined below) makes forward-looking statements that are not historical in nature but concern forecasts of future results, business plans, analyses, prospects, strategies, objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws. Forward-looking statements can generally be identified by their use of terms such as “anticipate,” “estimate,” “believe,” “expect,” “could,” “forecast,” “may,” “intend,” “plan,” “predict,” “project,” “will,” or “would,” and similar terms and phrases, including references to assumptions.

Grainger cannot guarantee that any forward-looking statement will be realized and achievement of future results is subject to risks and uncertainties, many of which are beyond Grainger's control, which could cause Grainger's results to differ materially from those that are presented.

Important factors that could cause actual results to differ materially from those presented or implied in the forward-looking statements include, without limitation: inflation, higher product costs or other expenses, including operational and administrative expenses; the impact of macroeconomic pressures and geopolitical trends, changes and events; a major loss of customers; loss or disruption of sources of supply; changes in customer or product mix; increased competitive pricing pressures; changes in third-party practices regarding digital advertising; failure to enter into or sustain contractual arrangements on a satisfactory basis with group purchasing organizations; failure to develop, manage or implement new technology initiatives or business strategies, including with respect to Grainger's eCommerce platforms; failure to adequately protect intellectual property or successfully defend against infringement claims; fluctuations or declines in Grainger's gross profit margin; Grainger's responses to market pressures; the outcome of pending and future litigation or governmental or regulatory proceedings, including with respect to wage and hour, anti-bribery and corruption, environmental, regulations related to advertising, marketing and the Internet, consumer protection, pricing (including disaster or emergency declaration pricing statutes), product liability, compliance or safety, trade and export compliance, general commercial disputes, or privacy and cybersecurity matters; investigations, inquiries, audits and changes in laws and regulations; failure to comply with laws, regulations and standards, including new or stricter environmental laws or regulations; government contract matters; the impact of any government shutdown; disruption or breaches of information technology or data security systems involving Grainger or third parties on which Grainger depends; general industry, economic, market or political conditions; general global economic conditions including tariffs and trade issues and policies; currency exchange rate fluctuations; market volatility, including price and trading volume volatility or price declines of Grainger's common stock; commodity price volatility; facilities disruptions or shutdowns; higher fuel costs or disruptions in transportation services; outbreaks of pandemic disease or viral contagions; natural or human induced disasters, extreme weather and other catastrophes or conditions; effects of climate change; failure to execute on our efforts and programs related to environmental, social and governance matters; competition for, or failure to attract, retain, train, motivate and develop executives and key team members; loss of key members of management or key team members; loss of operational flexibility and potential for work stoppages or slowdowns if team members unionize or join a collective bargaining arrangement; changes in effective tax rates; changes in credit ratings or outlook; Grainger's incurrence of indebtedness or failure to comply with restrictions and obligations under its debt agreements and instruments and other factors identified under Part I, Item 1A: Risk Factors and elsewhere in this Form 10-K.

The preceding list is not intended to be an exhaustive list of all of the factors that could impact Grainger's forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on Grainger's forward looking-statements and Grainger undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I
Item 1: Business
W.W. Grainger, Inc., incorporated in the State of Illinois in 1928, is a broad line, distributor of maintenance, repair and operating (MRO) products and services with operations primarily in North America, Japan and the United Kingdom (U.K.). In this report, the words “Grainger” or “Company” mean W.W. Grainger, Inc. and its subsidiaries, except where the context makes it clear that the reference is only to W.W. Grainger, Inc. itself and not its subsidiaries.

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

General
Grainger's two reportable segments are High-Touch Solutions North America (High-Touch Solutions N.A.) and Endless Assortment. These reportable segments align with Grainger's go-to-market strategies and bifurcated business models of high-touch solutions and endless assortment. For further segment information, see Part II, Item 7: Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations and Note 13 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K.

Below is a description of Grainger’s reportable segments and other businesses.

High-Touch Solutions N.A.
The Company's High-Touch Solutions N.A. segment provides value-added MRO solutions that are rooted in deep product knowledge and customer expertise. The high-touch solutions model serves customers with complex buying needs. This segment primarily includes the Grainger-branded businesses in the United States (U.S.), Canada, Mexico and Puerto Rico.

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

Customers
The Company uses a combination of its two business models to serve its more than 4.5 million customers worldwide which rely on Grainger for products and services that enable them to run safe, sustainable and productive operations. Grainger’s customers range from smaller businesses to large corporations, government entities and other institutions, representing a broad collection of industries, including, but not limited to commercial, healthcare, and manufacturing. No single end customer accounted for more than 10% of total sales for the year ended December 31, 2023.

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

Products and Services
Grainger’s product offering is grouped under several broad categories, including safety and security, material handling and storage, pumps and plumbing equipment, cleaning and maintenance, metalworking and hand tools. Products are regularly added and removed from Grainger's product lines based on customer demand, market research, suppliers' recommendations and other factors. No single product category comprised more than 20% of the Company's sales for the year ended December 31, 2023.

In the High-Touch Solutions N.A. segment, Grainger.com provides real-time price and product availability, detailed product information and features, such as product search and compare capabilities. The high-touch solutions businesses offer approximately 2 million products and several services, such as technical support and inventory management.

In the Endless Assortment segment, Grainger offers an expansive product assortment that contains millions of products including those outside of traditional industrial MRO categories. Zoro offers more than 13 million products and MonotaRO provides access to more than 22 million products, primarily through its websites and catalogs. The endless assortment businesses continue to enhance assortment by strategically adding products and expanding the offer of third party held products.

Distribution and Sources of Supply
In the large and fragmented MRO industry, Grainger holds an advantaged position with its supply chain infrastructure and a broad in-stock product offering. More than 5,000 primary suppliers worldwide provide Grainger businesses with more than 1.4 million products stocked in Distribution Centers (DCs) and branches globally. No single supplier comprised more than 5% of Grainger's total purchases for the year ended December 31, 2023.

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

For further information on the Company’s properties, see Part I, Item 2: Properties of this Form 10-K.

Trademarks and Service Marks
Grainger conducts business under various trademarks and service marks. Approximately 20% of 2023 sales were private label MRO items bearing Grainger’s registered trademarks, including DAYTON®, SPEEDAIRE®, AIR HANDLER®, TOUGH GUY®, WESTWARD®, CONDOR® and LUMAPRO®. Grainger also provides a suite of inventory services to its customers under the KEEPSTOCK® brand, which is a registered service mark. Grainger has taken steps to protect these service marks and trademarks against infringement and believes they will remain available for future use in its business.

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

Government Regulations
Grainger’s business is subject to a wide array of laws, regulations and standards in each domestic and foreign jurisdiction where Grainger operates. In addition to Grainger’s U.S. based operations, which in 2023 generated approximately 82% of its consolidated net sales, Grainger operates its business principally through wholly owned subsidiaries in Canada, Mexico and the U.K., and through its majority-owned subsidiary in Japan. Compliance with these laws, regulations and standards requires the dedication of time and effort of team members as well as financial resources. In 2023, compliance with the applicable laws, regulations and standards did not have a material effect on capital expenditures, earnings or competitive position. See Part I, Item 1A: Risk Factors of this Form 10-K for a discussion of the risks associated with government regulations that may materially impact Grainger.

Human Capital
The Company strongly believes that its corporate culture must be aligned with its business strategy and aspiration to create value. To that end, Grainger's Board of Directors (the Board) and senior management are actively involved in cultivating Grainger’s culture. The Compensation Committee of the Board, which is comprised of independent directors, oversees the Company's human capital management programs and policies and routinely provides updates to the Board.

Grainger believes that a purpose-driven culture is an asset that creates a sustainable, competitive advantage for the Company. Building on its strong foundation while evolving a framework to address the future is critical to Grainger’s continued success. Grainger has been consistently recognized for its commitment to its culture, diversity, equity and inclusion efforts and team member engagement.

Team Member Profile
As of December 31, 2023, Grainger had more than 26,000 team members worldwide, of whom approximately 23,200 were full-time and 2,900 were part-time or temporary. Approximately 85% of these team members are located in North America, 9% in Asia and 6% in Europe.

Workplace Practices and Policies
The Company's strategic framework, The Grainger Edge, outlines a set of principles that define the behaviors expected from Grainger’s team members in working with each other and the Company's customers, suppliers and communities. This framework helps the Company execute its strategy and create value for shareholders.

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

Health and Safety
Grainger strives to provide a safe work environment in which team members are properly prepared to perform the many tasks required to support customers. The Company’s Environmental, Health and Safety (EHS) program is designed to integrate EHS into Grainger’s business operations and comply with applicable regulations. To that end, the Company requires each of its locations to perform regular safety audits to confirm proper safety policies, programs and procedures.

The Company is focused on promoting a culture of safety and education. Operational team members must complete routine training to fully understand the expectation of behaviors defined by the Company’s global EHS policy. Managing and reducing risks at DCs and other facilities remain a core objective and injury rates continue to be low. In 2023, the Company’s Occupational Safety and Health Administration Total Recordable Incident Rate in the U.S. was 1.3 and the Company’s Lost Time Incident Rate in the U.S. was 0.4 based upon the number of incidents per 100 team members (or per 200,000 work hours).

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

Grainger's commitment to diversity, equity and inclusion starts at the top. The Company’s Board of Directors is comprised of approximately 31% female and 23% racially and ethnically diverse directors. Grainger also maintains this strong commitment with the CEO's leadership team and throughout the organization. The CEO's U.S. based leadership team is comprised of approximately 40% women and approximately 30% racially and ethnically diverse leaders. As of December 31, 2023, within Grainger’s U.S. workforce, approximately 39% of team members were women and approximately 37% of team members were racially and ethnically diverse.

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

Available Information
Grainger's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are filed with the U.S. Securities and Exchange Commission (SEC). Such reports and other information filed with the SEC are available free of charge as soon as reasonably practicable after these materials are electronically filed with, or furnished to, the SEC, on the Company's website at www.grainger.com, and its investor relations website, invest.grainger.com. This includes press releases and other information about financial performance, information on environmental, social and governance matters, and details related to the Company’s annual meeting of shareholders. The content of the Company's website and investor relations website is not incorporated by reference into this Form 10-K or in any other report or document filed with the SEC, and any references to Grainger’s website and investor relations website are intended to be inactive textual references only. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Information about Executive Officers
Following is information about the executive officers of Grainger, including age, as of January 31, 2024. Executive officers of Grainger generally serve until the next annual appointment of officers, or until earlier resignation or removal.

Name and Age	Positions and Offices Held and Principal Occupation and Employment
Nancy L. Berardinelli-Krantz (46)	Senior Vice President and Chief Legal Officer, a position assumed in January 2023. Previously, Ms. Berardinelli-Krantz served in roles of increasing responsibility at Eaton Corporation (Eaton), a power management company, from 2011-2015 and again from 2017-2022. Her most recent position was Senior Vice President and Deputy Chief Legal Officer. After her return to Eaton, her other positions were: Senior Vice President and General Counsel, Digital, Innovation and Technology; Senior Vice President, Ethics and Compliance; and Vice President and Chief Counsel, Litigation. Ms. Berardinelli-Krantz held various positions of senior leadership at The Goodyear Tire & Rubber Company, a multinational tire manufacturer, and worked for the international law firm of Jones Day. Ms. Berardinelli-Krantz is a veteran of the United States Army and Judge Advocate General’s Corps, where she served as a trial attorney in Fort Hood, Texas, and for the Contract Appeals Division in Washington, D.C. She also served as a trial defense counsel in Baghdad, Iraq.
Matt Fortin (57)
Senior Vice President and Chief Human Resources Officer, a position assumed in September 2023. Previously, Mr. Fortin served as Group Vice President, Merchandising and Supplier Management, Grainger Business Unit, a position assumed in 2022, Vice President and President, Merchandising and Supplier Management, a position assumed in May 2018, and as Vice President and President, Global Product Management and Indirect Procurement, a position assumed in September 2017. Since joining Grainger in 2006, Mr. Fortin has held various other positions, including in the areas of supply chain, sourcing and operations in China. Prior to Grainger, Mr. Fortin spent 16 years at General Motors, a multinational automotive manufacturing company, in various leadership roles in manufacturing, purchasing, continuous improvement and general management.

D.G. Macpherson (56)
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

Deidra C. Merriwether (55)
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

Paige K. Robbins (55)
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

Laurie R. Thomson (50)
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

Item 1A: Risk Factors
The following represents a discussion of risk factors relevant to Grainger’s business that could adversely affect its financial condition, results of operations and cash flows, along with the accuracy of forward-looking statements. The risks included below are not exhaustive. As Grainger operates in a rapidly changing environment, it is not possible for management to predict all risks and the corresponding impact of each such risk or a combination of risks. The presented risks and any new risks could cause actual results to differ materially from those contained in any forward-looking statements. The risk factors discussed in this section should be considered together with information included elsewhere in this Annual Report on Form 10-K and should not be considered the only risks to which Grainger is exposed.

Industry and Market Risks
Inflation could cause Grainger's operating and administrative expenses to grow more rapidly than net sales, which could result in lower gross margins and lower net earnings.
Market variables, such as inflation of product costs, labor rates and fuel, freight and energy costs, as well as geopolitical events, could negatively impact Grainger's ability to effectively manage its operating and administrative expenses. For example, geopolitical conflicts and related international responses have and may continue to exacerbate inflationary pressures, including increases in fuel and other energy costs. In addition, Grainger's inability to pass on increases in costs to customers in a timely manner, or at all, could cause Grainger's operating and administrative expenses to grow, which could result in lower gross profit margins and lower net earnings.

Disruptions in Grainger’s supply chain could result in an adverse impact on results of operations.
Grainger’s logistics or supply chain network could be disrupted by the occurrence of: one or more natural or human induced disasters, including earthquakes, tsunamis, storms, hurricanes, floods, fires, droughts, tornados and other extreme weather events or conditions; pandemic diseases or viral contagions; geopolitical events, such as war, civil unrest or terrorist attacks in a country in which Grainger operates or in which its suppliers are located; disruptions to transportation infrastructure and networks, including from transport providers or third-party work stoppages related to labor strikes or lockouts; and the imposition of measures that create barriers to or increases in costs associated with international trade. Even when Grainger is able to find alternate sources for certain products, they may cost more or require Grainger to incur higher transportation costs, which could adversely impact Grainger's profitability and financial condition. Any of these circumstances could impair Grainger's ability to meet customer demand for products and result in lost sales, increased supply chain costs, penalties or damage to Grainger's reputation. Grainger’s ability to provide same-day shipping and next-day delivery is an integral component of Grainger’s business strategy and any such disruption could adversely impact results of operations and financial performance.

Further escalation of geopolitical tensions across the world and potential actions taken in response to them could have a broad impact on markets where Grainger does business, adversely affect its suppliers and disrupt the sourcing, manufacturing and transportation of products. It is not possible to predict whether certain geopolitical events which could adversely affect Grainger's business will occur, or the broader consequences of these events if they did occur, which could include further instability, geopolitical shifts and adverse effects on the global economy or possible sanctions, embargoes or other trade barriers.

Weakness in the economy, market trends and other conditions affecting the profitability and financial stability of Grainger’s customers could negatively impact Grainger’s sales growth and results of operations.
Economic, political and industry trends affect Grainger’s business environment. Grainger serves several industries and markets in which the demand for its products and services is sensitive to the production activity, capital spending and demand for products and services of Grainger’s customers. Many of these customers operate in markets that are subject to fluctuations resulting from market uncertainty, trade and tariff policies, costs of goods sold, currency exchange rates, interest rate fluctuations, government spending and government shutdowns, economic downturns, recessions, foreign competition, offshoring of production, oil and natural gas prices, geopolitical developments, labor shortages, work stoppages, inflation, natural or human induced disasters, extreme weather, outbreaks of pandemic disease, inflation, deflation, and a variety of other factors beyond Grainger’s control. Any of these factors could cause customers to idle or close facilities, delay purchases, reduce production levels, or experience reductions in the demand for their own products or services.

Any of these events could also reduce the volume of products and services these customers purchase from Grainger or impair the ability of Grainger’s customers to make full and timely payments and could cause increased pressure on Grainger’s pricing and terms of sale. Accordingly, a significant or prolonged slowdown in economic activity in Canada, Japan, Mexico, the U.K., the U.S. or any other major world economy, or a segment of any such economy, could negatively impact Grainger’s sales and results of operations.

Unexpected product shortages, tariffs, product cost increases and risks associated with Grainger’s suppliers could negatively impact customer relationships or result in an adverse impact on results of operations.
Grainger's products are purchased from more than 5,000 primary suppliers located in various countries around the world, not one of which accounted for more than 5% of total purchases.

Disruptions in procuring sources of supply could occur due to factors beyond Grainger’s control. These factors could include economic downturns, recessions, outbreaks of pandemic disease, natural or human induced disasters, cybersecurity attacks, extreme weather, geopolitical unrest, new or increased tariffs, trade issues and policies, detention orders or withhold release orders on imported products, labor problems or shortages experienced by Grainger’s suppliers or others in the supply chain, transportation availability, staffing and cost, shortage of raw materials, supplier consolidation, unilateral product cost increases by suppliers of products in short supply, inflation and other factors, any of which could adversely affect a supplier’s ability to manufacture or deliver products or could result in an increase in Grainger’s product costs.

Further, Grainger sources products from Asia and other areas of the world. This increases the risk of supply disruption due to the additional lead time required, distances involved, and the range of potential consequences of various geopolitical risks. If Grainger was unable to promptly replace sources of supply that become disrupted, there could be adverse effects on inventory levels, results of operations, customer relationships and Grainger’s reputation. In addition, Grainger has strategic relationships with a number of vendors. In the event Grainger was unable to maintain those relations, there might be a loss of competitive pricing arrangements which could, in turn, adversely affect results of operations.

For products sold in the U.S., Canada, and Mexico, Grainger requires its suppliers and sub-suppliers, to comply with Grainger’s Supplier Code of Ethics, or other similar responsible sourcing standards, as a condition of doing business with Grainger. Grainger’s Supplier Code of Ethics focuses on four main areas of ethical sourcing: (i) human rights and labor standards (including prohibitions on child and forced labor); (ii) environment, health and safety; (iii) sanctions, trade, bribery and corruption; and (iv) privacy and information security. The Code also addresses how to report potential Code violations and related concerns. Grainger does not control its suppliers and their sub-suppliers, and neither Grainger nor its suppliers or other partners may be able to uncover all instances of noncompliance with Grainger’s Supplier Code of Ethics and ethical and lawful business practices. Even an isolated incident, or the aggregate effect of individually insignificant incidents, can erode trust and confidence, particularly if they result in adverse publicity, governmental investigations, product recalls, or litigation, and as a result, could tarnish Grainger’s brand and lead to adverse effects on Grainger’s business.

Volatility in commodity prices may adversely affect gross margins.
Some of Grainger’s products contain significant amounts of commodity-priced materials, such as steel, copper, petroleum derivatives, rare earth minerals, or other materials or inputs required to manufacture certain products and are subject to price changes based on fluctuations in the commodities market. The recent global geopolitical and trade environment has resulted in raw material inflation and potential for increased escalation of domestic and international tariffs and retaliatory trade policies. Further changes in U.S. trade policy (including new or additional increases in duties or tariffs) and retaliatory actions by U.S. trade partners could result in a worsening of economic conditions. The level of demand for Grainger's products and services is influenced in multiple ways by the price and availability of raw materials and commodities, including fuel. Fluctuations in the price of fuel or increased demand for freight services, including as a result of a pandemic, could affect transportation costs. Grainger’s ability to pass on such increases in costs in a timely manner depends on market conditions. The inability to pass along cost increases could result in lower gross margins. In addition, higher prices could reduce demand for these products, resulting in lower sales volumes.

Fluctuations in foreign currency could have an effect on reported results of operations.
Grainger’s exposure to fluctuations in foreign currency rates results primarily from the translation exposure associated with the preparation of the Consolidated Financial Statements, as well as from transactions in currencies other than an entity’s functional currency. While the Consolidated Financial Statements are reported in U.S. dollars, the Financial Statements of Grainger’s subsidiaries outside the U.S. are prepared using the local currency as the functional currency and translated into U.S. dollars. In addition, Grainger is exposed to foreign currency exchange rate risk with respect to the U.S. dollar relative to the local currencies of Grainger’s international subsidiaries, primarily the Japanese yen, Mexican peso, Canadian dollar, British pound sterling, Chinese renminbi and euro, arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries, sales to customers, purchases from suppliers, and bank loans and lines of credit denominated in foreign currencies. The foreign currency exchange rate is driven by a variety of macroeconomic factors and fiscal decisions of various governments and central banks, all over which Grainger has no control. Grainger also has foreign currency exposure to the extent receipts and expenditures are not denominated in a subsidiary’s functional currency and that could have an impact on sales, costs and cash flows. These fluctuations in foreign currency exchange rates have affected and may continue to affect Grainger’s results of operations and impact reported net sales and net earnings.

The facilities maintenance industry is highly competitive, and changes in competition and other risks could impact demand for Grainger’s products and services.
Grainger competes in a variety of ways, including product assortment and availability, services offered to customers, pricing, purchasing convenience and the overall experience Grainger offers. This includes the ease of use of Grainger’s high-touch operations, eCommerce platforms and delivery of products.

There are several large competitors in the industry, although most of the market is served by small local and regional competitors. Grainger faces competition in all markets it serves from manufacturers (including some of its own suppliers) that sell directly to certain segments of the market, wholesale distributors, catalog houses, retail enterprises and online businesses.

To remain competitive, Grainger must be willing and able to respond to market pressures. Downward pressure on sales prices, changes in the volume of orders, and an inability to pass higher product costs on to customers could cause Grainger’s gross profit percentage to fluctuate or decline. Grainger may not be able to pass rising product costs to customers if those customers have ready product or supplier alternatives in the marketplace. These pressures could have a material effect on Grainger’s sales and profitability.

To manage these potential pressures, Grainger continuously considers the adoption of new operating initiatives, including new marketing programs, productivity improvements, inventory management and loss prevention initiatives, and other similar strategies. If Grainger is unable to sustain or grow sales, reduce costs, and prevent loss and fraud, among other actions, Grainger's results of operations and financial condition may be adversely affected.

Moreover, Grainger expects technological advancements, innovations and the increased use of eCommerce solutions within the industry to continue to evolve at a rapid pace. As a result, Grainger’s ability to effectively compete requires Grainger to respond and adapt to new industry trends and developments. Developing, upgrading, managing or implementing new technologies, business applications, strategies and innovations may require significant investment of resources by Grainger, may result in unexpected costs and disruptions to operations, may take longer than expected, may increase Grainger's vulnerability to cyber breaches, attacks or intrusions, and may not provide all anticipated benefits.

The growth of Grainger’s eCommerce platforms exposes Grainger to additional risks which could adversely affect Grainger’s reputation, financial condition and operating results.
The successful execution of Grainger’s eCommerce growth strategy depends on a number of factors, including Grainger’s investment in its eCommerce platforms, consumer preferences and purchasing trends, and the ability to deliver a seamless procurement experience across digital and also physical retail channels. As its eCommerce platforms have grown in recent years, Grainger has increased, and expects to continue to increase, its investments in developing, managing and implementing technology information systems, software development and other capabilities to provide simplified customer interactions and to provide high-quality, user-friendly service to its customers and streamline customer interactions. Grainger has also made significant investments in digital advertising and customer acquisition and retention efforts for its eCommerce channels, including through paid and non-paid advertising such as display advertising, search engine optimization, email and mobile “push” notifications. If Grainger’s customer-facing technology systems are perceived as more difficult or less compelling for customers to use than those of Grainger’s competitors, or if digital marketing efforts are unsuccessful or if Grainger is otherwise unsuccessful at realizing the benefits of these investments, its reputation, financial condition and operating results may be adversely affected. Additionally, Grainger faces many risks and uncertainties beyond the Company's control, including theft, credit card fraud, and other fraudulent behavior.

Grainger has also increased, and expects to continue to increase, its investments in developing, managing and implementing artificial intelligence (AI), machine learning and large language model technologies. While the use of these technologies can present significant benefits to Grainger, it also creates risks and challenges. Further, if these investments in Grainger’s eCommerce platforms are less successful at attracting and retaining customers than similar investments by our competitors, or if Grainger is otherwise unsuccessful at realizing the benefits of these technological investments generally, its reputation, financial condition and operating results may be adversely affected.

In addition, the successful operation of Grainger’s eCommerce channels depends in part upon third parties and factors over which Grainger has limited or no control. For example, Grainger relies in part on Internet search engines to drive traffic to its websites, and the reach of Grainger’s eCommerce channels is impacted by how and where its websites rank in both paid and unpaid search results. Potential changes to search engine ranking rules could cause Grainger’s websites to place lower in search results and cause Grainger to incur increased advertising costs in order to increase its visibility. Further, ongoing changes in the legal and regulatory requirements surrounding data privacy, online tracking technologies such as cookies, digital advertising and other eCommerce matters could require Grainger to modify its eCommerce strategy, incur significant additional costs to comply with such changes or otherwise adversely affect Grainger’s business, results of operations or financial condition. Grainger also relies on email and other messaging services to promote its websites and product offerings, and changes in Grainger’s current or prospective customers’ use of email or other messaging services or actions by third parties to block, restrict or charge for the delivery of such messages could adversely affect sales through Grainger’s eCommerce channels and Grainger’s results of operations.

Changes in customer base or product mix could cause changes in Grainger’s revenue or gross margin, or affect Grainger’s competitive position.
From time to time, Grainger experiences changes in its customer base and product mix that affect gross margin. Changes in customer base and product mix result primarily from business acquisitions and divestitures, changes in customer demand, customer acquisitions, selling and marketing activities, competition and the increased use of eCommerce by Grainger and its competitors.

In addition, Grainger has entered, and may in the future continue to enter, into contracts with group purchasing organizations (GPOs) that aggregate the buying power of their member customers in negotiating selling prices. If Grainger is unable to enter into, or sustain, contractual arrangements on a satisfactory commercial basis with GPOs, Grainger's results of operations could be adversely affected.

As its customer base and product mix change over time, Grainger must identify new products, product lines and services that respond to industry trends and customer needs. The inability to introduce new products and services and effectively integrate them into Grainger’s existing assortment could have a negative impact on future sales growth and Grainger’s competitive position. The inclusion of Grainger-branded products in the product assortment could subject Grainger to increased claims and litigation activity. In addition, any insurance or indemnification rights, including against the manufacturer of such products, may be insufficient or unavailable to protect Grainger against potential loss exposures.

Grainger’s common stock may be subject to volatility or price declines.
The trading prices and volumes of Grainger’s common stock may be subject to broad and unpredictable fluctuations due to changes in economic, political and market conditions, the financial results and business strategies of Grainger and its competitors, changes in expectations as to Grainger’s future financial or operating performance, including estimates by securities analysts and investors, Grainger’s failure to meet the financial performance guidance or other forward-looking statements provided to the public, speculation, coverage or sentiment in the media or investment community or by groups of individual investors, changes in capital structure, share repurchases or dividends, economic decline, political unrest or geopolitical conflict, outbreak of pandemic disease, and a number of other factors, including those discussed in this Item 1A. These factors, many of which are outside of Grainger’s control, could cause stock price and trading volume volatility or Grainger’s stock price to decline. Volatility in the price of Grainger's securities could result in the filing of securities class action litigation, which could result in substantial costs and the diversion of management time and resources.

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
The functioning of Grainger’s information systems is critical to the operation of its business. Grainger continues to invest in software, hardware and network infrastructures to effectively manage its information systems. However, Grainger may not be able to maintain or update its information systems to capture and use data in ways that result in operational efficiency, including as a result of ineffective software, difficulties obtaining the right talent and ability to manage the increasing volume of data available to, and managed by Grainger. Furthermore, although Grainger’s information systems are protected with backup and security systems, including physical and software safeguards and remote processing capabilities, information systems are still vulnerable to damage or interruption from natural or human induced disasters, extreme weather, power losses, telecommunication failures, user error, third-party actions such as malicious computer programs, denial-of-service attacks and cybersecurity breaches, and other problems. In addition, Grainger relies on the information technology (IT) systems of third parties to assist in conducting its business.

The implementation of new systems and upgrades to existing systems could impact Grainger's operations by imposing substantial capital expenditures, demands on management's time and risks of delays or difficulties in transitioning to new systems. In addition, Grainger's systems implementations may not result in productivity improvements at the levels anticipated. Systems implementation disruption and any other IT disruption could have an adverse effect on its business.

If Grainger’s systems or those of third parties on which Grainger depends are damaged, breached, cease to function properly or are otherwise disrupted, Grainger may require a significant investment to repair or replace them and may suffer interim interruptions in its business operations. If critical information systems fail or otherwise become unavailable, Grainger’s ability to operate its eCommerce platforms, process orders, maintain proper levels of inventories, collect accounts receivable, disburse funds, manage its supply chain, monitor results of operations, and process and store team member or customer data, among other functions, could be adversely affected. Any such interruption of Grainger’s information systems could have a material adverse effect on its business or results of operations. Grainger has experienced these incidents in the past, which it deemed immaterial to its business and operations individually and in the aggregate and may be subject to other incidents in the future. There can be no assurance that any future incidents will not be material to Grainger’s business, operations or financial condition.

Cybersecurity incidents, including breaches of information systems security, could damage Grainger’s reputation, disrupt operations, increase costs and/or decrease revenues.
Through Grainger’s sales and eCommerce channels, Grainger collects and stores personally identifiable, confidential, proprietary and other information from customers so that they may, among other things, purchase products or services, enroll in promotional programs, register on Grainger’s websites or otherwise communicate or interact with Grainger. Moreover, Grainger’s operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to its business, customers, suppliers and team member, and other sensitive matters.

Cyber threats are rapidly evolving and the means for obtaining access to information in digital and other storage media are becoming increasingly sophisticated. Each year, cyber-attackers make numerous attempts to access the information stored in Grainger's information systems. Loss of customer, supplier, and team member information, intellectual property or other business information, or failure to comply with data privacy and security laws could, for example, disrupt operations, damage Grainger’s reputation and expose Grainger to claims from customers, suppliers, financial institutions, regulators, payment card associations, team members and others, any of which could have a material adverse effect on Grainger, including its financial condition and results of operations. If successful, cyber-attacks may expose Grainger to risk of loss or misuse of proprietary or confidential information or disruptions of business operations.

The transition in recent years to remote and “hybrid” working arrangements may increase Grainger’s vulnerability to cybersecurity incidents, including breaches of information systems security, which could damage Grainger’s reputation and commercial relationships, disrupt operations, increase costs and/or decrease revenues, and expose Grainger to claims or other actions from customers, suppliers, financial institutions, regulators, payment card associations, team members and others.

Grainger's IT infrastructure also includes products and services provided by suppliers, vendors and other third parties, and these providers can experience breaches of their systems and products that impact the security of systems and proprietary or confidential information. Moreover, Grainger shares information with these third parties in connection with the products and services they provide to the business. Although Grainger performs risk assessments on third parties where appropriate to learn about their security program, there is a risk that the confidentiality of data held or accessed by them may be compromised. Moreover, Grainger may face threats to its information systems, for example, unauthorized access, business email compromise, viruses, malicious code, ransomware, phishing, and organized cyber-attacks. If successful, those attempting to penetrate Grainger’s or its vendors’ information systems may misappropriate intellectual property or personally identifiable, credit card, confidential, proprietary or other sensitive customer, supplier, team member or business information, or cause systems disruption. While many of Grainger's agreements with these third parties include indemnification provisions, Grainger may not be able to recover sufficiently, or at all, under such provisions to adequately offset any losses it may incur.

In addition, a Grainger team member, contractor or other third party with whom Grainger does business may attempt to circumvent security measures or otherwise access Grainger’s information. Grainger’s systems are integrated with customer systems and a breach of Grainger's systems could be used as an attempt to gain illicit access to customer systems and information. Grainger has been subject to unauthorized access in the past, which it deemed immaterial to its business and operations individually and in the aggregate and may be subject to other incidents in the future. There can be no assurance that any future incidents will not be material to Grainger's business, operations or financial condition.

Techniques used to obtain unauthorized access or to sabotage systems change frequently and may not be recognized until they are launched against a target. Grainger may be unable to anticipate these techniques or implement preventative measures. Any breach of Grainger’s security measures or any breach, error or malfeasance of those of its third-party service providers could cause Grainger to incur significant costs to protect any customers, suppliers, team members and other parties whose information is compromised. Such a breach could also cause Grainger to make changes to its information systems and administrative processes to address security issues. Although Grainger maintains insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber and information security risks, depending on the nature, location and extent of any event, such insurance coverage may be insufficient to cover all losses.

Grainger has experienced certain cybersecurity incidents and in each instance Grainger provided notifications and adopted remedial measures. None of these incidents have been deemed to be material to Grainger and Grainger has neither incurred any material net expenses nor been materially penalized or subject to any material settlement amounts with respect to such incidents in the last three years. However, there can be no assurance that a future breach or incident would not be material to Grainger’s operations and financial condition.

For further information regarding Grainger's cybersecurity risk management strategy and the Board's oversight role, see Part I, Item 1C: Cybersecurity of this Form 10-K.

Grainger’s eCommerce channels are subject to risks related to online payment methods and other online transactions, including through purchasing platforms.
Grainger accepts a variety of payment methods via its eCommerce channels, including credit card, debit card, PayPal and other payment methods and other online transactions, including through its eProcurement technologies which communicate directly with Grainger.com and Grainger's other eCommerce channels. Although Grainger generally relies on third parties to facilitate eCommerce payments and payment processing services, Grainger may become subject to additional compliance requirements and regulations regarding these transactions, and may also suffer losses from online fraudulent transactions on its eCommerce channels. In addition, Grainger must pay certain transaction fees relating to these transactions, which may increase over time and could have an impact on product margin, profitability and operating costs. Grainger’s eCommerce channels may become subject to further rules and regulations, and changes in these rules and regulations, or their interpretation, could increase the cost of doing business and adversely affect results of operations.

Grainger’s inability to adequately protect its intellectual property or successfully defend against infringement claims by others may have an adverse impact on operations.

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

In order to compete, Grainger must attract, train, motivate, develop and retain key team members, and the failure to do so could have an adverse effect on results of operations.
In order to compete and have continued growth, Grainger must attract, train, motivate, develop, and retain executives and other key team members, including those in managerial, technical, sales, supply chain, technology development and information technology positions. Grainger competes to hire team members at increasingly competitive wage rates and then must train them and develop their skills and competencies. Qualified individuals needed to fill open positions may be in short supply in some areas. Further, changes in market compensation rates may adversely affect Grainger's labor costs. Competition for qualified team members could require Grainger to pay higher wages to attract a sufficient number of team members.

Additionally collective bargaining or unionization of team members could decrease Grainger's operational flexibility and lead to work stoppages or slowdowns. The performance of Grainger’s stock price could impact Grainger’s use of equity-based compensation to attract and retain executives and other key team members. The success of Grainger's team member hiring and retention also depends on Grainger's ability to build and maintain a diverse and inclusive workplace culture that enables its team members to thrive.

Generally, higher wages and benefit costs, competition for diverse talent, and the risk of an increase in team member turnover, could adversely affect Grainger's results of operations. Further, failure to successfully hire executives and key team members or adequately plan for the succession, transition, and assimilation of executive leaders and team members in key roles, or to plan for the loss of executives and key team members, could adversely affect Grainger's business results and financial condition.

Grainger’s continued success is substantially dependent on positive perceptions of Grainger’s reputation.
One of the reasons customers choose to do business with Grainger and team members choose Grainger as a place of employment is the reputation that Grainger has built over many years. Grainger devotes time and resources to environmental, social and governance (ESG) efforts that are consistent with its corporate values and are designed to strengthen its business and protect and preserve its reputation, including programs driving environmental sustainability, ethics and corporate responsibility, strong communities, diversity, equity and inclusion, and gender equality. These efforts and programs could be difficult to achieve and costly to implement, and Grainger’s actual or perceived failure to execute its ESG programs as planned could adversely affect Grainger’s reputation, business and financial performance. To be successful in the future, Grainger must continue to preserve, grow and leverage the value of Grainger’s brand. Reputational value is based in large part on perceptions of subjective qualities. Even an isolated incident, or the aggregate effect of individually insignificant incidents, can erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation, and as a result, could tarnish Grainger’s brand and lead to adverse effects on Grainger’s business.

Regulatory, Legal and Tax Risks
Grainger is subject to a complex array of laws, regulations and standards globally. Failure to comply or unforeseen developments in related contingencies such as litigation and other regulatory proceedings could adversely affect Grainger's financial condition, profitability and cash flows.
Grainger’s business is subject to legislative, legal, and regulatory risks and conditions specific to the countries in which it operates. In addition to Grainger’s U.S. operations, which in 2023 generated approximately 82% of its consolidated net sales, Grainger operates its business principally through wholly owned subsidiaries in Canada, Mexico, and the U.K., and its majority-owned subsidiary in Japan.

The wide array of laws, regulations and standards in each jurisdiction where Grainger operates, include, but are not limited to, advertising, marketing and Internet regulations (including the use of proprietary or third-party “cookies” in connection with Grainger’s eCommerce platforms), anti-bribery and corruption laws, competition and antitrust regulations, data protection (including, because Grainger accepts credit cards, the Payment Card Industry Data Security Standard), data privacy (including in the U.S., the California Consumer Privacy Act and Privacy Rights Act,

in Japan, the Act on Protection of Personal Information, and in the European Union, the General Data Protection Regulation) and cybersecurity requirements (including protection of information and incident responses), environmental protection laws, currency exchange controls and cash repatriation restrictions, health and safety laws, import and export compliance (including the U.S. Commerce Department’s Export Administration Regulations, trade sanctions promulgated by the Office of Foreign Asset Control and anti-money laundering regulations), intellectual property laws, labor laws (including federal and state wage and hour laws), product compliance or safety laws, supplier regulations regarding the sources of supplies or products, tax laws (including as to U.S. taxes on international subsidiaries), unclaimed property laws and laws, regulations and standards applicable to other commercial matters. Moreover, Grainger is also subject to audits and inquiries in the normal course of business.

Failure to comply with any of these laws, regulations and standards could result in civil, criminal, monetary and non-monetary fines, penalties, remediation costs and/or significant legal fees as well as potential damage to Grainger’s reputation. Changes in these laws, regulations and standards, or in their interpretation, could increase the cost of doing business, including, among other factors, as a result of increased investments in technology and the development of new operational processes. Furthermore, while Grainger has implemented policies and procedures and provides training designed to facilitate compliance with these laws, regulations and standards, there can be no assurance that team members, contractors, suppliers, vendors, or other third parties will not violate such laws, regulations and standards or Grainger’s policies. Any such failure to comply or violation could individually or in the aggregate materially adversely affect Grainger’s financial condition, results of operations and cash flows.

Grainger is subject to a number of rules and regulations related to its government contracts, which may result in increased compliance costs and potential liabilities.
Grainger’s contracts with federal, state and local government entities are subject to various and changing regulations related to procurement, formation and performance. In addition, Grainger’s government contracts may provide for termination, reduction or modification by the government at any time, with or without cause. From time to time, Grainger is subject to governmental or regulatory investigations or audits related to its compliance with these rules and regulations. Violations of these terms, rules, and regulations could result in fines, criminal sanctions, the inability to participate in existing or future government contracting and other administrative sanctions. Any such penalties could result in damage to Grainger’s reputation, increased costs of compliance and/or remediation and could adversely affect Grainger’s financial condition and results of operations.

In conducting its business, Grainger may become subject to legal proceedings or governmental investigations, including in connection with product liability or product compliance claims if people, property or the environment are harmed by Grainger’s products or services.
Grainger is, and from time to time may become, party to a number of legal proceedings or governmental investigations for alleged violations of laws, rules or regulations. Grainger also may be subject to disputes and proceedings incidental to its business, including product-related claims for personal injury or illness, death, environmental or property damage or other commercial disputes, and the types of matters discussed in Note 14 to the Consolidated Financial Statements included in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K. The defense of any proceedings may require significant expenses and divert management’s time and attention, and Grainger may be required to pay damages that could individually or in the aggregate materially adversely affect its financial condition, results of operations and cash flows. In addition, any insurance or indemnification rights that Grainger may have with respect to such matters may be insufficient or unavailable to protect Grainger against potential loss exposures. Grainger also may be requested or required to recall products or take other actions. Grainger's reputation could also be adversely affected by any resulting negative publicity.

Tax changes could affect Grainger’s effective tax rate and future profitability.
Grainger’s future results could be adversely affected by changes in the effective tax rate as a result of Grainger’s relative overall profitability and the mix of earnings in countries with differing statutory tax rates, changes in tax legislation, the results of the examination of previously filed tax returns, and continuing assessment of Grainger's tax exposures. The Organization for Economic Cooperation and Development (OECD) Pillar Two guidelines address the increasing digitization of the global economy, re-allocating taxing rights among countries. The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Pillar Two Framework expected during 2024. Grainger continues to evaluate the Pillar Two Framework and its potential impact on future periods. Based on information to date, Grainger does not expect either the Pillar One or Two proposals to materially impact the Company’s global income tax liability or effective tax rate.

Grainger may be adversely impacted by the effects of climate change and may incur increased costs and experience other impacts due to new or more stringent environmental laws and regulations designed to address climate change.
The potential impacts of climate change on Grainger’s suppliers, product offerings, operations, facilities and customers are accelerating and uncertain. Increased public awareness and concern regarding global climate change have resulted in, and may continue to result in, more international, federal, and/or state or other stakeholder requirements or expectations that have resulted in, and could continue to result in, more restrictive or expansive standards, such as stricter limits on greenhouse gas emissions or more prescriptive reporting of environmental, social, and governance metrics. There continues to be a lack of consistent climate change legislation and standards, which creates economic and regulatory uncertainty. New laws, regulations and enforcement could strain Grainger’s suppliers and result in increased compliance-related costs, which could result in higher product costs that are passed to Grainger. New or changing environmental laws and regulations could also increase Grainger’s operating costs, including through higher utility and transportation costs, and Grainger is unable to predict the potential impact such laws and regulations could have on its financial condition and results of operations. In addition, the potential physical risks of climate change may impact the availability and cost of materials and natural resources, sources and supply of energy and product demand, impact Grainger's transportation costs and supply chain network, and could increase Grainger’s operating costs. Natural disasters as a result of climate change at locations where Grainger, its suppliers or customers operate could cause disruptions to Grainger’s operations, which could adversely affect sales and could negatively impact Grainger’s business, financial condition, results of operations and cash flows. If environmental laws, regulations, and other stakeholder requirements impose significant operational restrictions or compliance requirements upon Grainger or its suppliers, products, or customers, or Grainger's operations are disrupted due to physical impacts of climate change, Grainger's business, capital expenditures, financial condition, results of operations, reputation, and competitive position could be negatively impacted.

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

Grainger has incurred indebtedness and may incur additional indebtedness, which could adversely affect cash flow, decrease business flexibility, or prevent Grainger from fulfilling its obligations.
As of December 31, 2023, Grainger’s consolidated indebtedness was approximately $2.3 billion. The Company’s indebtedness could, among other things, limit Grainger’s ability to respond to rapidly changing business and economic conditions, require the Company to dedicate a substantial portion of its cash flows to the payment of principal and interest on its indebtedness, reducing the funds available for other business purposes, and make it more difficult to satisfy the Company’s financial obligations as they come due during periods of adverse economic and industry conditions.

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

Item 1B: Unresolved Staff Comments
None.

Item 1C: Cybersecurity
Risk Management and Strategy
Grainger has a cybersecurity team that works to prevent, detect, and respond to cybersecurity threats. The team has implemented processes designed to assess, identify and manage material risks and vulnerabilities to the Company’s security posture, including prioritizing and remediating such risks. The team also works to assess and manage cybersecurity risks by: (i) reviewing cyber risks with senior management, including the Senior Vice President and Chief Technology Officer (CTO); (ii) incorporating cybersecurity in its enterprise risk processes; (iii) establishing regular reviews of cybersecurity risks and mitigation efforts, including with the Audit Committee and the Board; and (iv) using third parties as needed for reviews and testing.

Grainger regularly identifies its enterprise risks. Grainger’s cybersecurity team reviews and updates its information security strategy and plans to align cybersecurity prioritization with the identified top enterprise risks.

Grainger has developed a cybersecurity risk intake process to facilitate the identification of cybersecurity risks, including those related to third-party vendors. Identified risks are tracked by management, and incorporated into mitigation plans.

The management team engaged in the cybersecurity risk management process, including the CTO, has risk management backgrounds, certifications, and/or cyber experience in prior professional roles and at Grainger. The team maintains expertise on cyber risk management through third-party consultants, external trainings, and affiliations with relevant organizations.

Grainger has been subject to unauthorized access of systems on which certain supplier, customer, and team member information was stored, which have been deemed immaterial to our business and operations individually and in the aggregate. Grainger, or third-party service providers engaged by Grainger, may be subject to other unauthorized access of information systems in the future. There can be no assurance that any future unauthorized access to or breach of these information systems will not be material to Grainger’s business, operations or financial condition. See Part I, Item 1A: Risk Factors of this Form 10-K.

Governance
The Audit Committee assists the Board in its oversight of the Company’s Enterprise Risk Management (ERM) program and processes, including with respect to cybersecurity.

Both the Board and the Audit Committee regularly review the Company’s risk assessment and management processes and policies and receive regular updates from the Company’s management team members who are responsible for the effectiveness of the Company’s ERM program. As part of its ERM oversight, the Board oversees and regularly reviews the Company’s programs and processes for cybersecurity risks, including the Company’s framework for preventing, detecting, and addressing cybersecurity incidents and identifying emerging risks both broadly and within related industries. The Company’s CTO routinely provides cybersecurity updates to the Audit Committee and information to the Board. The CTO leads an information security team that works to facilitate the protection of the Company’s information and computing assets.

Item 2: Properties
As of December 31, 2023, Grainger’s owned and leased facilities totaled approximately 30.4 million square feet. Grainger owns and leases facilities primarily in the U.S., Japan, Canada(5), Mexico(6), Puerto Rico(7) and the U.K.(8) The Company owns its corporate headquarters in Lake Forest, Illinois and leases other general offices in the Chicago Metropolitan area that consists of approximately one million square feet. Grainger believes that its properties are generally in excellent condition, well maintained and suitable for the conduct of business.

The following table includes Grainger's material facilities:

Location	Facility and Use(9)	Size in Square Feet (in thousands)	Segment
U.S.(1)	DCs	11,635	High-Touch Solutions N.A.
U.S.(2)	Branch locations	6,324	High-Touch Solutions N.A.
Japan(3)	DCs	3,370	Endless Assortment
U.S.(4)	Other facilities	3,878	High-Touch Solutions N.A.

The square footage of Grainger's corporate headquarters in Lake Forest, Illinois and other general offices in the Chicago Metropolitan area are not included in the total square footage of Grainger's U.S. Other facilities provided above. Square footage of the Company's owned and leased properties provided below are presented as approximates.

(1) Consists of 21 DCs that range in size from approximately 60,000 to 1.5 million square feet, including six leased facilities that primarily manage bulk products. The remaining DCs are primarily owned.

(2) Consists of 245 branches, 62 onsite and four will-call express locations. These facilities range in size from under 1,000 to 110,000 square feet. These facilities are primarily owned.

(3) Consists of four DCs that range in size from approximately 160,000 to 2.1 million square feet. These facilities are both owned and leased. Other facilities include office space that range in size from approximately 1,500 to 90,000 square feet. These facilities are primarily leased.

(4) Primarily consists of storage facilities, office space and customer service centers. These facilities are owned and leased. These facilities range in size from under 1,000 to over 1 million square feet.

(5) In Canada, Grainger has 32 branch locations, five DCs and other facilities which total two million square feet.

(6) In Mexico, Grainger has 16 branch locations, two DCs and one other location which total 655,000 square feet.

(7) In Puerto Rico, Grainger has three branch locations and one DC which total 95,000 square feet.

(8) In the U.K., Grainger has 35 branch and other facility locations and one DC which total 705,000 square feet.

(9) Owned facilities are not subject to any mortgages.

Item 3: Legal Proceedings
For a description of legal proceedings, see the disclosure contained in Note 14 to the Consolidated Financial Statements included in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K, which is incorporated herein by reference.

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

Holders
The approximate number of shareholders of record of Grainger’s common stock as of February 14, 2024, was 510 with approximately 593,729 additional shareholders holding stock through nominees.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information relating to Grainger's repurchase of common stock during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased (A) (D)	Average Price Paid Per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Oct. 1 – Oct. 31	154,423	$708.93	154,423	1,833,521	shares
Nov. 1 – Nov. 30	150,765	$787.67	150,765	1,682,756	shares
Dec. 1 – Dec. 31	130,851	$819.69	130,830	1,551,926	shares
Total	436,039		436,018

(A)There were no shares withheld to satisfy tax withholding obligations.
(B)Average price paid per share excludes commissions of $0.02 per share paid.
(C)Purchases were made pursuant to a share repurchase program approved by Grainger's Board of Directors and announced April 28, 2021 (2021 Program). The 2021 Program authorized the repurchase of up to five million shares with no expiration date.
(D)The difference of 21 shares between the Total Number of Shares Purchased and the Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs represents shares purchased by the administrator and record keeper of the W.W. Grainger, Inc. Retirement Savings Plan for the benefit of the team members who participate in the plan.

Company Performance
The following stock price performance graph compares the cumulative total return on an investment in Grainger common stock with the cumulative total return of an investment in each of the Dow Jones US Industrial Suppliers Total Stock Market Index and the S&P 500 Stock Index. It covers the period commencing December 31, 2018 and ending December 31, 2023. The graph assumes that the value for the investment in Grainger common stock and in each index was $100 on December 31, 2018, and that all dividends were reinvested.

Comparison of 5-Year Cumulative Total Return
375
300
225
150
75
Dollars
2018
2019
2020
2021
2022
2023
Fiscal Year Ended December 31
W.W. Grainger, Inc.
Dow Jones US Industrial Suppliers Total Stock Market Index
S&P 500 Stock Index

	December 31,
	2018	2019	2020	2021	2022	2023
W.W. Grainger, Inc.	$100	$122	$150	$193	$210	$317
Dow Jones US Industrial Suppliers Total Stock Market Index	100	133	166	226	200	296
S&P 500 Stock Index	100	131	156	200	164	207

Item 6: [Reserved]

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Objective
The following Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of W.W. Grainger, Inc. (Grainger or Company) as it is viewed by the Company. The following discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K. This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 are not included in this Form 10-K, and can be found in MD&A of Financial Condition and Results of Operations in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Percentage figures included in this section have not been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in the Company's Consolidated Financial Statements or in the associated text.

Overview
W.W. Grainger, Inc. is a broad line distributor of maintenance, repair and operating (MRO) products and services with operations primarily in North America, Japan and the United Kingdom (U.K.). Grainger uses a combination of its high-touch solutions and endless assortment businesses to serve its customers worldwide, which rely on Grainger for products and services that enable them to run safe, sustainable and productive operations.

Strategic Priorities
The Company’s continued strategic aspiration for 2024 is to relentlessly expand Grainger’s leadership position by being the go-to partner for people who build and run safe, sustainable, and productive operations. To achieve this, each Grainger business has a set of strategic growth drivers to drive top-line revenue and MRO market outgrowth. In the High-Touch Solutions North America (High-Touch Solutions N.A.) segment, businesses are focused on three areas: advantaged MRO solutions, differentiated sales and services, and unparalleled customer service. In the Endless Assortment segment, businesses are focused on product assortment expansion and innovative customer acquisition and retention capabilities. Additionally, all Grainger businesses are focused on continuously enhancing our operational processes to improve service and cost through customer experience, technology and supply chain infrastructure which ultimately delivers long-term returns for shareholders.

Recent Events
Inflationary Cost Environment and Macroeconomic Pressures
The global economy continues to experience volatile disruptions including to the commodity, labor and transportation markets, arising from a combination of geopolitical events and various economic and financial factors. These disruptions have affected the Company's operations and may continue to affect the Company's business, financial condition and results of operations.

The Company continues to monitor economic conditions in the U.S. and globally, and the impact of macroeconomic pressures, including repercussions from changes in interest rates, currency exchange fluctuations, inflation and a potential recession on the Company’s business, customers, suppliers and other third parties. As a result of continued inflation, the Company has implemented strategies designed to mitigate certain adverse effects of higher costs while also remaining market price competitive. Historically, the Company’s broad and diverse customer base and the nondiscretionary nature of the Company’s products to its customers has helped to insulate it from the effects of recessionary periods in the industrial MRO market. The full extent and impact of these conditions are uncertain and cannot be predicted at this time.

For further discussion of the Company's risks and uncertainties, see Part I, Item 1A: Risk Factors of this Form 10-K.

Results of Operations
In this section, Grainger utilizes non-GAAP measures where it believes it will assist users of its financial statements in understanding its business. Non-GAAP measures exclude certain items affecting comparability that can affect the year-over-year assessment of operating results and other one-time items that do not directly reflect ongoing operating results. For further information regarding the Company's non-GAAP measures including reconciliations to the most directly comparable GAAP measures, see below "Non-GAAP Measures."

The following table is included as an aid to understanding the changes in Grainger's Consolidated Statements of Earnings for the twelve months ended December 31, 2023 and 2022 (in millions of dollars).

	For the Years Ended December 31,
				% of Net Sales
	2023	2022	% Change	2023	2022
Net sales(1)	$16,478	$15,228	8.2%	100.0%	100.0%
Cost of goods sold	9,982	9,379	6.4	60.6	61.6
Gross profit	6,496	5,849	11.1	39.4	38.4
Selling, general and administrative expenses	3,931	3,634	8.2	23.8	23.9
Operating earnings	2,565	2,215	15.8	15.6	14.5
Other expense – net	65	69	(5.5)	0.4	0.4
Income tax provision	597	533	12.0	3.6	3.5
Net earnings	1,903	1,613	18.0	11.6	10.6
Less noncontrolling interest	74	66	12.5	0.5	0.4
Net earnings attributable to W.W. Grainger, Inc.	$1,829	$1,547	18.2	11.1%	10.2%
Diluted earnings per share:	$36.23	$30.06	20.5%

(1) For further information regarding the Company's disaggregated revenue, see Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K.

The following table is included as an aid to understanding the changes of Grainger's total net sales, daily net sales and daily organic constant currency net sales from the prior period for the twelve months ended December 31, 2023 (in millions of dollars):

	For the Years Ended December 31,
	2023	% Change(1)	2022	% Change(1)
Net sales	$16,478	8.2%	$15,228	16.9%

Daily net sales(2)	$65.2	8.6%	$59.5	16.5%

Daily, organic constant currency net sales(2)	$65.8	9.5%	$61.0	19.3%

(1) Calculated on the basis of prior year reported net sales for the years ended December 31, 2023 and 2022.
(2) Daily net sales are adjusted for the difference in U.S. selling days relative to the prior year period. Daily, organic constant currency net sales excludes the results of E & R Industrial Sales, Inc. in the comparable prior year period post date of divestiture and excludes the impact on net sales due to year-over-year foreign currency exchange rate fluctuations. There were 254 and 255 sales days in the full year 2023 and 2022, respectively. For further information regarding the Company's non-GAAP measures, including reconciliations to the most directly comparable GAAP measures, see below "Non-GAAP Measures."

Net sales of $16,478 million for the year ended December 31, 2023 increased $1,250 million, or 8%, and on a daily, organic constant currency basis, net sales increased 10% compared to the same period in 2022. Both High-Touch Solutions N.A. and the Endless Assortment segments contributed to sales growth in 2023. For further discussion on the Company's net sales, see the Segment Analysis section below.

Gross profit of $6,496 million for the year ended December 31, 2023 increased $647 million, or 11%, and gross profit margin of 39.4% increased 100 basis points compared to the same period in 2022. Both segments contributed to margin expansion in 2023. For further discussion on the Company's gross profit, see the Segment Analysis section below.

Selling, general, and administrative (SG&A) expenses of $3,931 million for the year ended December 31, 2023 increased $297 million, or 8%. Adjusted SG&A of $3,905 million increased $250 million, or 7%, compared to the same period in 2022 driven by higher marketing and payroll expenses. Adjusted SG&A leverage improved 30 basis points in 2023.

Operating earnings of $2,565 million for the year ended December 31, 2023 increased $350 million, or 16%. Adjusted operating earnings of $2,591 million increased $397 million, or 18%, compared to the same period in 2022 due to higher gross profit dollars, partially offset by increased SG&A consistent with sales growth in 2023. Adjusted operating margin improved 130 basis points in 2023.

Income tax expense of $597 million and $533 million represents effective tax rates of 23.9% and 24.8% for the years ended December 31, 2023 and 2022, respectively. The Company's effective tax rate was positively impacted by increased benefits related to stock compensation in 2023.

Diluted earnings per share was $36.23 for the year ended December 31, 2023. Adjusted diluted earnings per share was $36.67 for the year ended December 31, 2023, an increase of 24% compared to $29.66 for the same period in 2022.

Non-GAAP Measures
Grainger utilizes non-GAAP measures where it believes it will assist users of its financial statements in understanding its business. Non-GAAP measures exclude certain items affecting comparability that can affect the year-over-year assessment of operating results and other one-time items that do not directly reflect ongoing operating results. Organic net sales results exclude the impact of changes in foreign currency exchange rates and results of certain divested businesses in the comparable prior year period post date of divestiture. Adjusted results including adjusted SG&A, adjusted operating earnings, adjusted net earnings and adjusted diluted EPS exclude certain non-recurring items, including restructuring charges, asset impairments, gains and losses associated with business divestitures and other non-recurring, infrequent or unusual gains and losses from the Company’s most directly comparable reported U.S. generally accepted accounting principles (GAAP) results. The Company believes its non-GAAP measures provide meaningful information to assist investors in understanding financial results and assessing prospects for future performance as they provide a better baseline for analyzing the ongoing performance of its businesses by excluding items that may not be indicative of core operating results. Grainger’s non-GAAP financial measures should be considered in addition to, and not as a replacement for or as a superior measure to its most directly comparable GAAP measure and may not be comparable to similarly titled measures reported by other companies.

Business Divestitures
In the fourth quarter of 2023, Grainger divested E & R Industrial Sales, Inc. (E&R) and recorded a one-time pre-tax loss on the divestiture of $26 million in SG&A. In the fourth quarter of 2022, Grainger divested Cromwell's wholly owned software business in the U.K. and recorded a one-time pre-tax gain on the divestiture of $21 million in SG&A. The Company does not expect these business exits to have a material effect on its future results of operations.

The following table provides a reconciliation of reported net sales growth from the prior year period in accordance with GAAP to the Company's non-GAAP measures daily net sales and daily, organic constant currency net sales for the twelve months ended December 31, 2023 (in millions of dollars):

	For the Years Ended December 31,
	High-Touch Solutions N.A.		Endless Assortment		Total Company(1)
	2023	% Change(2)	2023	% Change(2)	2023	% Change(2)
Reported net sales	$13,267	8.9%	$2,916	4.7%	$16,478	8.2%

Daily impact(3)	0.2	0.4	—	0.4	0.3	0.4
Daily net sales	52.4	9.3	11.5	5.1	65.2	8.6
Foreign currency exchange(4)	—	—	0.6	5.3	0.6	0.9
Business divestiture(5)	—	0.1	—	—	—	—
Daily, organic constant currency net sales	$52.4	9.4%	$12.1	10.4%	$65.8	9.5%

	2022	% Change(2)	2022	% Change(2)	2022	% Change(2)
Reported net sales	$12,182	19.6%	$2,787	8.2%	$15,228	16.9%

Daily impact(3)	(0.2)	(0.5)	—	(0.5)	(0.2)	(0.4)
Daily net sales	47.6	19.1	10.9	7.7	59.5	16.5
Foreign currency exchange(4)	0.1	0.2	1.3	12.4	1.5	2.8
Daily, organic constant currency net sales	$47.7	19.3%	$12.2	20.1%	61.0	19.3%

(1) Total Company includes Other. Grainger's businesses reported in Other do not meet the criteria of a reportable segment.
(2) Calculated on the basis of prior year reported net sales. Daily, organic constant currency net sales excludes the results of E&R in the comparable prior year period post date of divestiture for the year ended December 31, 2023.

(3) Excludes the impact on net sales due to the difference in U.S. selling days relative to the prior year period on a daily basis. There were 254 and 255 sales days in the full year 2023 and 2022, respectively.

(4) Excludes the impact on net sales due to year-over-year foreign currency exchange rate fluctuations on a daily basis.
(5) Excludes the results of E&R in the comparable prior year period post date of divestiture on a daily basis.

The following tables provide a reconciliation of reported SG&A expenses, operating earnings, net earnings attributable to W.W. Grainger, Inc. and diluted earnings per share determined in accordance with GAAP to the Company's non-GAAP measures adjusted SG&A, adjusted operating earnings, adjusted net earnings attributable to W.W. Grainger, Inc. and adjusted diluted earnings per share for the twelve months ended December 31, 2023 and 2022 (in millions of dollars):

	For the Year Ended December 31, 2023
	Reported	Business Divestiture(1)	Adjusted	% Change Adjusted	% of Net Sales Adjusted(2)
High-Touch Solutions N.A.	$3,212	$(26)	$3,186	7.3%	24.0%
Endless Assortment	631	—	631	6.2	21.6
Other(3)	88	—	88	(3.8)	30.0
Selling, general and administrative expenses	$3,931	$(26)	$3,905	6.8	23.7

High-Touch Solutions N.A.	$2,334	$26	$2,360	19.0	17.8
Endless Assortment	233	—	233	4.3	8.0
Other(3)	(2)	—	(2)	(81.2)	(0.8)
Operating earnings	$2,565	$26	$2,591	18.1	15.7
Total other expense – net	(65)	—	(65)	(5.5)	(0.4)
Income tax provision(4)	(597)	(4)	(601)	12.9	(3.6)
Net earnings	$1,903	$22	$1,925	20.9	11.7
Noncontrolling interest	(74)	—	(74)	12.5	(0.5)
Net earnings attributable to W.W. Grainger, Inc.	$1,829	$22	$1,851	21.2	11.2
Diluted earnings per share:	$36.23	$0.44	$36.67	23.6%

(1) Reflects the loss on the divestiture of E&R in the fourth quarter of 2023.
(2) Calculated on the basis of reported net sales for the year ended December 31, 2023.
(3) Grainger's businesses reported in Other do not meet the criteria of a reportable segment.
(4) Reflects a one-time tax benefit recognized upon the divestiture of E&R in the fourth quarter of 2023. Grainger's reported and adjusted effective tax rates were 23.9% and 23.8% for the year ended December 31, 2023, respectively.

	For the Year Ended December 31, 2022
	Reported	Business Divestiture(1)	Adjusted	% Change Adjusted	% of Net Sales Adjusted(2)
High-Touch Solutions N.A.	$2,968	$—	$2,968	15.4%	24.3%
Endless Assortment	594	—	594	19.4	21.3
Other(3)	72	21	93	(11.4)	35.4
Selling, general and administrative expenses	$3,634	$21	$3,655	15.2	24.0

High-Touch Solutions N.A.	$1,983	$—	$1,983	48.7	16.3
Endless Assortment	223	—	223	(3.8)	8.0
Other(3)	9	(21)	(12)	(37.3)	(4.6)
Operating earnings	$2,215	$(21)	$2,194	41.9	14.4
Total other expense – net	(69)	—	(69)	10.6	(0.4)
Income tax provision(4)	(533)	—	(533)	43.8	(3.5)
Net earnings	$1,613	$(21)	$1,592	43.0	10.5
Noncontrolling interest	(66)	—	(66)	(7.1)	(0.5)
Net earnings attributable to W.W. Grainger, Inc.	$1,547	$(21)	$1,526	46.4	10.0%
Diluted earnings per share:	$30.06	$(0.40)	$29.66	49.3%

(1) Reflects the gain on the divestiture of Cromwell's enterprise software business in the fourth quarter of 2022.
(2) Calculated on the basis of reported net sales for the year ended December 31, 2022.
(3) Grainger's businesses reported in Other do not meet the criteria of a reportable segment.
(4) Grainger's reported and adjusted effective tax rates were 24.8% and 25.1% for the year ended December 31, 2022, respectively.

Segment Analysis
In this section, Grainger utilizes non-GAAP measures where it believes it will assist users of its financial statements in understanding its business. For further information regarding the Company's non-GAAP measures including reconciliations to the most directly comparable GAAP measures, see above "Non-GAAP Measures." For further segment information, see Note 13 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K.

High-Touch Solutions N.A.
The following table shows reported segment results (in millions of dollars):

	For the Years Ended December 31,
	2023	2022	% Change
Net sales	$13,267	$12,182	8.9%

Gross profit	5,546	4,951	12.0
Selling, general and administrative expenses	3,212	2,968	8.2
Operating earnings	$2,334	$1,983	17.7%

Net sales of $13,267 million for the year ended December 31, 2023 increased $1,085 million, or 9% compared to the same period in 2022. The increase was due to volume of 5% and price, which includes customer mix, of 4%.

Gross profit of $5,546 million for the year ended December 31, 2023 increased $595 million, or 12%, and gross profit margin of 41.8% increased 120 basis points compared to the same period in 2022. The increase was driven by freight and supply chain efficiencies in 2023.

SG&A of $3,212 million for the year ended December 31, 2023 increased $244 million, or 8%, and adjusted SG&A of $3,186 million increased $218 million, or 7% compared to the same period in 2022. The increase was primarily due to higher marketing and payroll expenses. Adjusted SG&A leverage improved 30 basis points compared to the same period in 2022.

Operating earnings of $2,334 million for the year ended December 31, 2023 increased $351 million, or 18%, and adjusted operating earnings of $2,360 million increased $377 million, or 19% compared to the same period in 2022.

Endless Assortment
The following table shows reported segment results (in millions of dollars):

	For the Years Ended December 31,
	2023	2022	% Change
Net sales	$2,916	$2,787	4.7%

Gross profit	864	817	5.7
Selling, general and administrative expenses	631	594	6.2
Operating earnings	$233	$223	4.3%

Net sales of $2,916 million for the year ended December 31, 2023 increased $129 million, or 5%, and on a daily constant currency basis, increased 10% compared to the same period in 2022. The increase was due to sales growth of 10%, driven by customer acquisition for the segment and enterprise growth at MonotaRO, partially offset by declining sales at Zoro and non-core, consumer-like customers for the segment. Sales growth was offset by unfavorable currency exchange of 5% due to changes in the exchange rate between the U.S. dollar and the Japanese yen.

Gross profit of $864 million for the year ended December 31, 2023 increased $47 million, or 6%, and gross profit margin of 29.6% increased 30 basis points compared to the same period in 2022. The increase was driven by freight efficiencies at MonotaRO partially offset by unfavorable product mix at Zoro in 2023.

SG&A of $631 million for the year ended December 31, 2023 increased $37 million, or 6%, compared to the same period in 2022. The increase was primarily due to higher marketing and payroll and benefit expenses to support the continued growth of the segment in 2023. SG&A leverage decreased 30 basis points compared to the same period in 2022.

Operating earnings of $233 million for the year ended December 31, 2023 increased $10 million, or 4%, compared to the same period in 2022. The increase was due to higher gross profit dollars, partially offset by higher SG&A in 2023.

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

Sources of Liquidity
Cash and Cash Equivalents
As of December 31, 2023 and 2022, Grainger had cash and cash equivalents of $660 million and $325 million, respectively. The increase in cash was primarily due to cash flows from operations and favorable year-over-year working capital, partially offset by higher capital expenditures and higher volume of share repurchases. The Company had approximately $1.9 billion in available liquidity as of December 31, 2023.

Cash Flows
The following table shows the Company's cash flow activity for the periods presented (in millions of dollars):

	For the Years Ended December 31,
	2023	2022
Total cash provided by (used in):
Operating activities	$2,031	$1,333
Investing activities	(422)	(263)
Financing activities	(1,278)	(972)
Effect of exchange rate changes on cash and cash equivalents	4	(14)
Increase in cash and cash equivalents	$335	$84

Net cash provided by operating activities was $2,031 million and $1,333 million for the year ended December 31, 2023 and 2022, respectively. The increase compared to the prior year period was due to higher earnings and favorable changes in year-over-year working capital largely driven by sales growth, inventory management and timing of cash receipts and payments.

Net cash used in investing activities was $422 million and $263 million for the year ended December 31, 2023 and 2022, respectively. The increase compared to the prior year period primarily reflects increased U.S. supply chain investments including capacity, automation and sustainability initiatives, as well as technology enhancements across the Company.

Net cash used in financing activities was $1,278 million and $972 million for the year ended December 31, 2023 and 2022, respectively. The increase compared to the prior year period was primarily due to higher treasury stock repurchases.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. Grainger has various sources of financing available. For further information regarding the Company's debt instruments and available financing sources, see Note 5 of the Notes to the Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K.

Total debt as a percent of total capitalization was 40.1% and 45.9%, as of December 31, 2023 and 2022, respectively.

Credit Ratings
Grainger receives ratings from two independent credit ratings agencies: Moody's Investor Service (Moody's) and Standard & Poor's (S&P). Both credit rating agencies currently rate the Company's corporate credit at investment grade.

The following table summarizes the Company's credit ratings as of December 31, 2023:

	Corporate	Senior Unsecured	Short-term
Moody's	A2	A2	P1
S&P	A+	A+	A1

Uses of Liquidity
Internally generated cash flows are the primary source of Grainger's working capital and growth initiatives, including capital expenditures. The Company expects to continue to return excess capital to shareholders through share repurchases and dividends.

Working Capital
Working capital as of December 31, 2023 was $3,078 million, an increase of $214 million compared to $2,864 million as of December 31, 2022. The increase was primarily due to sustained sales growth and inventory management driven by supply chain efficiencies compared to the prior year period. As of December 31, 2023 and 2022, the ratio of current assets to current liabilities was 2.8 and 2.5, respectively.

Capital Expenditures
In fiscal 2023, the Company's capital expenditures were $445 million and $256 million for the years ended December 31, 2023 and 2022, respectively. Capital project spending for 2024 is expected to be in the range of $400 and $500 million. This includes continued supply chain capacity expansion and technology enhancements across the Company. With Grainger's strategic plan to expand its distribution network, the Company completed land purchases in Oregon and Texas in the second and fourth quarters of 2023 for construction of approximately 500,000 and 1,200,000 square foot distribution centers (DC), respectively.

Share Repurchases
For the years ended December 31, 2023 and 2022, Grainger repurchased shares of its common stock in the open market for $850 million and $603 million, respectively. Share repurchases are executed at prices the Company determines appropriate subject to various factors, including market conditions and the Company's financial performance and may be affected through accelerated share repurchase programs, open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. Share repurchases for 2024 are expected to be in the range of $900 and $1,100 million.

Dividends
For the years ended December 31, 2023 and 2022, Grainger declared and paid $392 million and $370 million, respectively, in dividends to holders of the Company's common stock.

Commitments and Other Contractual Obligations
The Company's material cash requirements include the following commitments and other contractual obligations.

Debt
As of December 31, 2023, the Company had outstanding debt obligations with varying maturities for an aggregate principal amount of $2,337 million, with $34 million payable within 12 months. Total future interest payments associated with the Company's outstanding debt obligations was $1,729 million, with $87 million payable within 12 months.

Purchase Obligations
Grainger had purchase obligations of approximately $1,453 million as of December 31, 2023, which includes approximately $1,175 million payable within 12 months. Grainger's purchase obligations primarily include commitments to purchase inventory, uncompleted additions to property, buildings and equipment and other goods and services. Purchase obligations are made in the normal course of business to meet operating needs and are primarily noncancelable.

Leases
The Company has lease arrangements for certain properties, buildings and equipment (including branches, warehouses, DCs and office space). As of December 31, 2023, the Company had fixed operating lease payment obligations of $492 million, with $87 million payable within 12 months.

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

Inventories
Company inventories primarily consist of merchandise purchased for resale and are valued at the lower of cost or market value. The majority of the Company’s inventory is accounted for using the last-in, first-out (LIFO) method. Market value is based on an analysis of inventory trends including, but not limited to, reviews of inventory levels, sales and cost information and on-hand quantities relative to the sales history for the product and shelf-life. The Company's methodology for estimating whether adjustments are necessary is continually evaluated for factors including significant changes in product demand, liquidation or disposition history values and market conditions such as inflation and other acquisition costs, including freight and duties. If business or economic conditions change, estimates and assumptions may be adjusted as deemed appropriate.

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

The estimates used to calculate the fair values of reporting units and indefinite-lived intangible assets involve the use of significant assumptions, estimates and judgments and changes from year to year based on operating results, market conditions, macroeconomic developments and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and impairment for each reporting unit and indefinite-lived intangible asset. For further information on the Company's goodwill and other intangible assets, see Note 4 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K.

Contingencies and Legal Matters
The Company is subject to various claims and legal proceedings that arise in the ordinary course of business, the outcomes of which are inherently uncertain. The Company accrues for costs relating to litigation claims and other contingent matters when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. For further information on the Company's contingencies and legal matters, see Note 14 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk
Grainger's primary market risk exposures is as follows:

Foreign Currency Exchange Rates
Grainger’s financial results, including the value of assets and liabilities, are exposed to foreign currency exchange rate risk when the financial statements of the business units outside the U.S., as stated in their local currencies, are translated into U.S. dollars. For the fiscal year ended December 31, 2023, approximately 18% of the Company's net sales were denominated in a currency other than the Company's functional U.S. dollar currency. Consequently, the Company is exposed to the impact of exchange rate volatility primarily between the U.S. dollar and the Japanese yen, Mexican peso, Canadian dollar and the British pound sterling. A hypothetical 10% change in the relative value of the U.S. dollar would not materially impact the Company's net earnings for 2023.

Interest Rate Risks
Grainger is exposed to interest rate risk on its long-term debt. In February 2020, Grainger entered into certain derivative instrument agreements to hedge a portion of its fixed-rate long-term debt to manage this risk. The annualized effect of a hypothetical 1 percentage point increase in interest rates on Grainger’s variable-rate debt obligations would not materially impact the Company's net earnings for 2023.

For debt and derivative instrument information, see Note 5 and Note 11 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K.

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

Item 8: Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
W.W. Grainger, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of W.W. Grainger, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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
At December 31, 2023, the goodwill balance of the Canada business reporting unit was $124 million. As discussed in Notes 1 and 4 of the financial statements, goodwill is tested at the reporting unit level annually during the fourth quarter and more frequently if impairment indicators exist.
Auditing management’s annual goodwill impairment analysis is complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions such as projections of future operating expenditures, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
Our audit procedures included, among others obtaining an understanding, evaluating the design and testing the operating effectiveness of controls over the Company’s goodwill impairment analysis, including controls over management’s review of the significant assumption described above.

To test the estimated fair value of the Canada business reporting unit, we performed audit procedures that included, among others, assessing methodologies and involving our valuation specialists to assist in testing the significant assumptions and testing the completeness and accuracy of the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model, customer base or product mix, and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2005.
Chicago, Illinois
February 22, 2024

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except for per share amounts)

	For the Years Ended December 31,
	2023	2022	2021
Net sales	$16,478	$15,228	$13,022
Cost of goods sold	9,982	9,379	8,302
Gross profit	6,496	5,849	4,720
Selling, general and administrative expenses	3,931	3,634	3,173
Operating earnings	2,565	2,215	1,547
Other (income) expense:
Interest expense – net	93	93	87
Other – net	(28)	(24)	(25)
Total other expense – net	65	69	62
Earnings before income taxes	2,500	2,146	1,485
Income tax provision	597	533	371
Net earnings	1,903	1,613	1,114
Less net earnings attributable to noncontrolling interest	74	66	71
Net earnings attributable to W.W. Grainger, Inc.	$1,829	$1,547	$1,043
Earnings per share:
Basic	$36.39	$30.22	$19.94
Diluted	$36.23	$30.06	$19.84
Weighted average number of shares outstanding:
Basic	49.9	50.9	51.9
Diluted	50.1	51.1	52.2

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions of dollars)

	For the Years Ended December 31,
	2023	2022	2021
Net earnings	$1,903	$1,613	$1,114
Other comprehensive earnings (losses):
Foreign currency translation adjustments – net of reclassification to earnings	(11)	(101)	(64)
Postretirement benefit plan losses – net of tax expense of $2, $6, and $0, respectively	(2)	(17)	—
Total other comprehensive earnings (losses)	(13)	(118)	(64)
Comprehensive earnings – net of tax	1,890	1,495	1,050
Less comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	74	66	71
Foreign currency translation adjustments	(21)	(34)	(29)
Total comprehensive earnings (losses) attributable to noncontrolling interest	53	32	42
Comprehensive earnings attributable to W.W. Grainger, Inc.	$1,837	$1,463	$1,008

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except for share and per share amounts)

	As of December 31,
Assets	2023	2022
Current assets
Cash and cash equivalents	$660	$325
Accounts receivable (less allowance for credit losses of $35 and $36, respectively)	2,192	2,133
Inventories – net	2,266	2,253
Prepaid expenses and other current assets	156	266
Total current assets	5,274	4,977
Property, buildings and equipment – net	1,658	1,461
Goodwill	370	371
Intangibles – net	234	232
Operating lease right-of-use	429	367
Other assets	182	180
Total assets	$8,147	$7,588

Liabilities and shareholders' equity
Current liabilities
Current maturities	34	35
Trade accounts payable	954	1,047
Accrued compensation and benefits	327	334
Operating lease liability	71	68
Accrued expenses	397	474
Income taxes payable	48	52
Total current liabilities	1,831	2,010
Long-term debt	2,266	2,284
Long-term operating lease liability	381	318
Deferred income taxes and tax uncertainties	104	121
Other non-current liabilities	124	120
Shareholders' equity
Cumulative preferred stock – $5 par value – 12,000,000 shares authorized; none issued or outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; 109,659,219 shares issued	55	55
Additional contributed capital	1,355	1,310
Retained earnings	12,162	10,700
Accumulated other comprehensive losses	(172)	(180)
Treasury stock, at cost – 60,341,817 and 59,402,896 shares, respectively	(10,285)	(9,445)
Total W.W. Grainger, Inc. shareholders’ equity	3,115	2,440
Noncontrolling interest	326	295
Total shareholders' equity	3,441	2,735
Total liabilities and shareholders' equity	$8,147	$7,588

 The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)

	For the Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net earnings	$1,903	$1,613	$1,114
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses	23	19	18
Deferred income taxes and tax uncertainties	(9)	8	27
Depreciation and amortization	214	205	187
Non-cash lease expense	76	70	50
Net losses (gains) from sales of assets and business divestitures	17	(14)	(6)
Stock-based compensation	62	48	42
Change in operating assets and liabilities:
Accounts receivable	(98)	(436)	(324)
Inventories	(16)	(412)	(152)
Prepaid expenses and other assets	101	(158)	(15)
Trade accounts payable	(65)	225	54
Operating lease liabilities	(88)	(76)	(68)
Accrued liabilities	(91)	218	59
Income taxes – net	(4)	42	(26)
Other non-current liabilities	6	(19)	(23)
Net cash provided by operating activities	2,031	1,333	937
Cash flows from investing activities:
Capital expenditures	(445)	(256)	(255)
Proceeds from sales of assets and business divestitures	21	28	29
Other – net	2	(35)	—
Net cash used in investing activities	(422)	(263)	(226)
Cash flows from financing activities:
Proceeds from debt	7	16	—
Payments of debt	(37)	(15)	(8)
Proceeds from stock options exercised	34	26	48
Payments for employee taxes withheld from stock awards	(37)	(23)	(30)
Purchases of treasury stock	(850)	(603)	(695)
Cash dividends paid	(392)	(370)	(357)
Other – net	(3)	(3)	3
Net cash used in financing activities	(1,278)	(972)	(1,039)
Exchange rate effect on cash and cash equivalents	4	(14)	(16)
Net change in cash and cash equivalents	335	84	(344)
Cash and cash equivalents at beginning of year	325	241	585
Cash and cash equivalents at end of period	$660	$325	$241
Supplemental cash flow information:
Cash payments for interest (net of amounts capitalized)	$109	$91	$87
Cash payments for income taxes	$615	$479	$377
The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2021	$55	$1,239	$8,779	$(61)	$(8,184)	$265	$2,093
Stock-based compensation	—	31	—	—	28	1	60
Purchases of treasury stock	—	—	—	—	(699)	(1)	(700)
Net earnings	—	—	1,043	—	—	71	1,114
Other comprehensive earnings (losses)	—	—	—	(35)	—	(29)	(64)
Capital contribution	—	—	—	—	—	2	2
Reclassification due to the adoption of ASU 2019-12	—	—	12	—	—	—	12
Cash dividends paid ($6.39 per share)	—	—	(334)	—	—	(23)	(357)
Balance at December 31, 2021	$55	$1,270	$9,500	$(96)	$(8,855)	$286	$2,160
Stock-based compensation	—	40	—	—	12	1	53
Purchases of treasury stock	—	—	—	—	(602)	(1)	(603)
Net earnings	—	—	1,547	—	—	66	1,613
Other comprehensive earnings (losses)	—	—	—	(84)	—	(34)	(118)
Cash dividends paid ($6.78 per share)	—	—	(347)	—	—	(23)	(370)
Balance at December 31, 2022	$55	$1,310	$10,700	$(180)	$(9,445)	$295	$2,735
Stock-based compensation	—	46	—	—	12	2	60
Purchases of treasury stock	—	—	—	—	(852)	(1)	(853)
Net earnings	—	—	1,829	—	—	74	1,903
Other comprehensive earnings (losses)	—	—	—	8	—	(21)	(13)
Capital contribution	—	(1)	—	—	—	3	2
Cash dividends paid ($7.30 per share)	—	—	(367)	—	—	(26)	(393)
Balance at December 31, 2023	$55	$1,355	$12,162	$(172)	$(10,285)	$326	$3,441

The accompanying notes are an integral part of these financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
W.W. Grainger, Inc. is a broad line distributor of maintenance, repair and operating (MRO) products and services with operations primarily in North America, Japan and the United Kingdom (U.K.). In this report, the words “Grainger” or “Company” mean W.W. Grainger, Inc. and its subsidiaries, except where the context makes it clear that the reference is only to W.W. Grainger, Inc. itself and not its subsidiaries.

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

Reclassifications
Certain reclassifications have been made to prior year amounts in Grainger's Consolidated Statements of Cash Flows to conform with the current year presentation. The Company reclassified amounts to separately disclose Non-cash lease expense as an adjustment to reconcile net earnings to net cash provided by operating activities and Operating lease liabilities as a change in operating assets and liabilities. Previously, the net activity for these amounts were included in Depreciation and amortization. The change had no effect on previously reported results including net cash provided by (used in) operating, investing and financing activities or net earnings for the twelve months ended December 31, 2023, 2022 and 2021.

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

The majority of Company revenue originates from contracts with a single performance obligation to deliver products, whereby performance obligations are satisfied when control of the product is transferred to the customer per the arranged shipping terms. Some Company contracts contain a combination of product sales and services, which are distinct and accounted for as separate performance obligations and are satisfied when the services are rendered. Total service revenue is not material and accounted for approximately 1% of the Company's revenue for the years ended December 31, 2023, 2022 and 2021.

The Company’s revenue is measured at the determinable transaction price, net of any variable considerations granted to customers and any taxes collected from customers and subsequently remitted to governmental authorities. Variable considerations include rights to return products and sales incentives, which primarily consist of volume rebates. These variable considerations are estimated throughout the year based on various factors, including contract terms, historical experience and performance levels. Total accrued sales returns were approximately $52 million and $38 million as of December 31, 2023 and 2022, respectively, and are reported as a reduction of Accounts receivable – net. Total accrued sales incentives were approximately $114 million and $102 million as of December 31, 2023 and 2022, respectively, and are reported as part of Accrued expenses.

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have any material unsatisfied performance obligations, contract assets or liabilities as of December 31, 2023 and 2022.

Cost of Goods Sold (COGS)
COGS, exclusive of depreciation and amortization, includes the purchase cost of goods sold net of vendor considerations, in-bound shipping costs, outbound shipping and handling costs and service costs. The Company receives vendor considerations, such as rebates to promote their products, which are generally recorded as a reduction to COGS. Rebates earned from vendors that are based on product purchases are capitalized into inventory and rebates earned based on products sold are credited directly to COGS. Total accrued vendor rebates were $155 million and $136 million as of December 31, 2023 and 2022, respectively, and are reported in Trade accounts payable.

Selling, General and Administrative Expenses (SG&A)
Company SG&A is primarily comprised of payroll and benefits, advertising, depreciation and amortization, lease, indirect purchasing, supply chain and branch operations, technology, and selling expenses, as well as other types of general and administrative costs.

Advertising
Advertising costs, which include online marketing, are generally expensed in the year the related advertisement is first presented or when incurred. Total advertising expense was $638 million, $519 million and $402 million for 2023, 2022 and 2021, respectively.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

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

Inventories
Company inventories primarily consist of merchandise purchased for resale. The Company uses the last-in, first-out (LIFO) method, valued at the lower of cost or market, to account for approximately 77% of total inventory and the first-in, first-out (FIFO) method, valued at the lower of cost or net realizable value, for the remaining inventory. The Company regularly reviews inventory to evaluate continued demand and records excess and obsolete provisions representing the difference between excess and obsolete inventories and market value. Estimated market value considers various variables, including product demand, aging and shelf life, market conditions, and liquidation or disposition history and values.

If FIFO had been used for all of the Company’s inventories, they would have been $770 million and $693 million higher than reported as of December 31, 2023 and December 31, 2022, respectively. Concurrently, net earnings would have increased by $58 million, $139 million and $49 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Contingencies
The Company records a liability when a particular contingency is both probable and estimable. If the probable loss cannot be reasonably estimated, no accrual is recorded, but the loss contingency and the reasons to the effect that it cannot be reasonably estimated are disclosed. If a loss is reasonably possible, the Company will provide disclosure to that effect.

For further discussion on the Company's contingencies, see Note 14.

New Accounting Standards

Accounting Pronouncements Recently Issued
In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update requires public entities to disclose significant segment expenses and other segment items on an annual and interim basis. The effective date is for fiscal years beginning after December 15, 2023, with the option to early adopt prior to the effective date and requires application on a retrospective basis. The Company is evaluating the impact of the requirements on the related segment reporting disclosures.

In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. The effective date is for fiscal years beginning after December 15, 2024, with the option to early adopt prior to the effective date and should be applied on prospective basis, but retrospective application is permitted. The Company is evaluating the impact of the requirements on the related income tax disclosures.

NOTE 2 - REVENUE
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

The following table presents the Company's percentage of revenue by reportable segment and by major customer industry:

	Twelve Months Ended December 31,
	2023			2022(1)			2021(1)
	High-Touch Solutions N.A.	Endless Assortment	Total Company (2)	High-Touch Solutions N.A.	Endless Assortment	Total Company (2)	High-Touch Solutions N.A.	Endless Assortment	Total Company (2)
Manufacturing	30%	30%	30%	31%	30%	30%	29%	30%	30%
Government	19%	3%	16%	18%	3%	15%	19%	3%	15%
Wholesale	7%	16%	9%	7%	16%	9%	7%	14%	8%
Commercial Services	7%	12%	8%	7%	13%	8%	7%	13%	8%
Contractors	5%	12%	6%	5%	12%	6%	5%	13%	6%
Healthcare	7%	2%	6%	7%	2%	6%	8%	2%	7%
Retail	4%	4%	4%	4%	4%	4%	4%	5%	4%
Transportation	4%	2%	4%	4%	2%	4%	4%	2%	4%
Utilities	3%	2%	3%	3%	2%	3%	3%	2%	3%
Warehousing	4%	—%	3%	5%	—%	4%	5%	—%	4%
Other(3)	10%	17%	11%	9%	16%	11%	9%	16%	11%
Total net sales	100%	100%	100%	100%	100%	100%	100%	100%	100%
Percent of total company revenue	81%	18%	100%	80%	18%	100%	78%	20%	100%

(1) Customer industry results for the twelve months ended December 31, 2022, and 2021 were reclassified to reflect the Company's current year classifications, which primarily uses the North American Industry Classification System (NAICS) beginning January 1, 2023.

(2) Total Company includes Other, which includes the Cromwell business. Other accounts for approximately 1%, 2% and 2% of revenue for the twelve months ended December 31, 2023, 2022 and 2021, respectively.

(3) Other primarily includes revenue from industries and customers that are not material individually, including hospitality, restaurants, property management and natural resources.

NOTE 3 - PROPERTY, BUILDINGS AND EQUIPMENT
Grainger's property, buildings and equipment consisted of the following (in millions of dollars):

	As of
	December 31, 2023	December 31, 2022
Land and land improvements	$397	$318
Building, structures and improvements	1,469	1,463
Furniture, fixtures, machinery and equipment	1,852	1,662
Property, buildings and equipment	$3,718	$3,443
Less accumulated depreciation and amortization	2,060	1,982
Property, buildings and equipment – net	$1,658	$1,461

Depreciation expense on property, buildings and equipment was $146 million, $139 million and $123 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS
Grainger completed its annual impairment testing of goodwill and intangible assets during the fourth quarter of 2023 and 2022. Based on the results of that testing, the Company did not identify any significant events or changes in circumstances that indicated the existence of impairment indicators and concluded that it was more likely than not that the fair value of the reporting units exceeded their carrying amounts at each respective period.

High-Touch Solutions N.A. – Canada Business
As of December 31, 2023 and 2022, the Canada business reporting unit had goodwill of $124 million and $121 million, respectively. As part of our annual impairment testing, the Company compared the current results to forecasted expectations of the most recent quantitative analysis, along with analyzing macroeconomic conditions, current industry trends and transactions, and other market data of industry peers. The Company also performed various sensitivities over key assumptions, including projections of future operating expenditures used in the analysis. The Company did not identify any significant events or changes in circumstances that indicated the existence of impairment indicators for its Canada business, and concluded it was more likely than not its fair value exceeded its carrying value.

The Company's balances and changes in the carrying amount of Goodwill by segment are as follows (in millions of dollars):

	High-Touch Solutions N.A.	Endless Assortment	Total
Balance at January 1, 2022	$321	$63	$384
Translation	(8)	(5)	(13)
Balance at December 31, 2022	313	58	371
Translation	2	(3)	(1)
Balance at December 31, 2023	$315	$55	$370

Grainger's cumulative goodwill impairment as of December 31, 2023, was $137 million. No goodwill impairment was recorded for the twelve months ended December 31, 2023, 2022 and 2021.

The balances and changes in intangible assets – net are as follows (in millions of dollars):

		As of December 31,
		2023			2022
	Weighted average life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer lists and relationships	10.7 years	$166	$153	$13	$217	$181	$36
Trademarks, trade names and other	14.9 years	31	23	8	32	22	10
Non-amortized trade names and other	Indefinite	20	—	20	22	—	22
Capitalized software	4.2 years	659	466	193	580	416	164
Total intangible assets	6.1 years	$876	$642	$234	$851	$619	$232

Amortization expense of intangible assets recorded in SG&A was $64 million, $61 million and $63 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Estimated amortization expense for future periods is as follows (in millions of dollars):

Year	Expense
2024	$66
2025	58
2026	46
2027	28
2028	13
Thereafter	3
Total	$214

NOTE 5 - DEBT
Total debt, including long-term, current maturities and debt issuance costs and discounts – net, consisted of the following (in millions of dollars):

	As of December 31,
	2023		2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.60% senior notes due 2045	$1,000	$967	$1,000	$916
1.85% senior notes due 2025	500	483	500	470
4.20% senior notes due 2047	400	361	400	338
3.75% senior notes due 2046	400	336	400	317
Japanese yen term loan	32	32	69	69
Other	(13)	(13)	(29)	(29)
Subtotal	2,319	2,166	2,340	2,081
Less current maturities	(34)	(34)	(35)	(35)
Debt issuance costs – net of amortization	(19)	(19)	(21)	(21)
Long-term debt	$2,266	$2,113	$2,284	$2,025

Revolving Credit Facility
In October 2023, the Company entered into a five-year unsecured revolving credit facility agreement (2023 Credit Facility). Grainger may obtain loans in various currencies on a revolving basis in an aggregate amount not exceeding $1.25 billion, which may be increased up to $1.875 billion at the request of the Company, subject to obtaining additional commitments and other customary conditions. The primary purpose of the 2023 Credit Facility is to support the Company's commercial paper program and for general corporate purposes. The 2023 Credit Facility replaced the Company's former $1.25 billion unsecured revolving credit facility, dated as of February 2020 (2020 Credit Facility), which was scheduled to mature in February 2025. The 2020 Credit Facility was terminated in October 2023.

There were no borrowings outstanding under the Company's 2023 Credit Facility and terminated 2020 Credit Facility as of December 31, 2023 and 2022.

Senior Notes
In the years 2015-2020, Grainger issued $2.3 billion in unsecured long-term debt (senior notes) primarily to provide flexibility in funding general working capital needs, share repurchases and long-term cash requirements. The senior notes require no principal payments until maturity and interest is paid semi-annually.

The Company incurred debt issuance costs related to the senior notes representing underwriting fees and other expenses. These costs were recorded as a contra-liability in Long-term debt and are being amortized over the term of the senior notes using the straight-line method to Interest expense – net. As of December 31, 2023 and 2022, the unamortized costs were $19 million and $21 million, respectively.

Grainger uses interest rate swaps to manage the risks associated with the 1.85% senior notes. These swaps were designated for hedge accounting treatment as fair value hedges. The resulting carrying value adjustments as of December 31, 2023 and 2022, are presented in Other in the table above. For further discussion on the Company's hedge accounting policies and derivative instruments, see Note 11.

Term Loan
In August 2020, MonotaRO entered into a ¥9 billion term loan agreement to fund technology investments and the expansion of its distribution center (DC) network. As of December 31, 2023 and 2022, the carrying amount of the term loan, including current maturities due within one year, was $32 million and $69 million, respectively. The term loan matures in 2024, payable over two equal remaining semi-annual principal installments in 2024 and bears an average interest rate of 0.05%.

Fair Value
The estimated fair value of the Company’s senior notes was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy.

The Company's debt instruments include affirmative and negative covenants that are usual and customary for companies with similar credit ratings and do not contain any financial performance covenants. The Company was in compliance with all debt covenants as of December 31, 2023 and 2022.

The Company's foreign subsidiaries utilize various financing sources for working capital purposes and other operating needs. These financing sources in aggregate were not material as of December 31, 2023 and 2022.

The scheduled aggregate principal payments required on the Company's indebtedness, based on the maturity dates defined within the debt arrangements, for the succeeding five years, excluding debt issuance costs and the impact of derivatives, are due as follows (in millions of dollars):

Year	Payment Amount
2024	$34
2025	503
2026	—
2027	—
2028	—
Thereafter	1,800
Total	$2,337

NOTE 6 - EMPLOYEE BENEFITS
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

Defined Contribution Plans
A majority of the Company's U.S. team members are covered by a retirement savings plan, which provides for an automatic contribution equal to 6% of the eligible team member's total eligible compensation. The total retirement savings plan expense was $85 million, $87 million, and $78 million for 2023, 2022 and 2021, respectively.

The Company sponsors additional defined contribution plans available to certain U.S. and foreign team members for which contributions are made by the Company and participating team members. The expense associated with these defined contribution plans totaled $21 million, $11 million and $16 million for 2023, 2022 and 2021, respectively.

Postretirement Healthcare Benefits Plans
The Company has a postretirement healthcare benefit plan that provides coverage for certain U.S. team members. Covered team members become eligible for participation when they qualify for retirement while working for the Company. Participation in the plan is voluntary and requires participants to make contributions toward the cost of the plan, as determined by the Company.

The net periodic benefits costs were valued with a measurement date of January 1 for each year and consisted of the following components (in millions of dollars):

	For the Years Ended December 31,
	2023	2022	2021
SG&A
Service cost	$2	$4	$5
Other (income) expense
Interest cost	5	4	3
Expected return on assets	(6)	(8)	(8)
Amortization of prior service credit	(10)	(10)	(9)
Amortization of unrecognized gains	(7)	(9)	(8)
Net periodic benefits	$(16)	$(19)	$(17)

Reconciliations of the beginning and ending balances of the postretirement benefit asset, which is calculated as of December 31 measurement date, the fair value of plan assets available for benefits and the funded status of the benefit asset follow (in millions of dollars):

	2023	2022
Benefit obligation at beginning of year	$112	$153
Service cost	2	4
Interest cost	5	4
Plan participants' contributions	3	3
Actuarial loss (gains)	2	(40)
Benefits paid	(10)	(12)
Benefit obligation at end of year	$114	$112

Plan assets available for benefits at beginning of year	$162	$207
Actual returns on plan assets	18	(36)
Plan participants' contributions	3	3
Benefits paid	(10)	(12)
Plan assets available for benefits at end of year	173	162

Noncurrent postretirement benefit asset	$59	$50

The amounts recognized in AOCE consisted of the following (in millions of dollars):

	As of December 31,
	2023	2022
Prior service credit	$23	$33
Unrecognized gains	79	77
Deferred tax liability	(25)	(28)
Net accumulated gains	$77	$82

The Company has elected to amortize the amount of net unrecognized gains over a period equal to the average remaining service period for active plan participants expected to retire and receive benefits of approximately 10 years for 2023.

The postretirement benefit obligation is determined by applying the terms of the plan and actuarial models. These models include various actuarial assumptions, including discount rates, long-term rates of return on plan assets, healthcare cost trend rate, mortality and cost-sharing between the Company and the retirees. The actuarial loss recognized during the plan year is primarily related to the change in discount rate assumption.

The following assumptions were used to determine net periodic benefit costs as of January 1:

	2023	2022	2021
Discount rate	4.92%	2.57%	2.17%
Long-term rate of return on plan assets – net of tax	4.04%	4.04%	4.04%
Initial healthcare cost trend rate
Pre age 65	7.50%	6.50%	5.81%
Ultimate healthcare cost trend rate	4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate reached	2033	2030	2026

The following assumptions were used to determine benefit obligations as of December 31:

	2023	2022	2021
Discount rate	4.73%	4.92%	2.57%
Expected long-term rate of return on plan assets – net of tax	4.04%	4.04%	4.04%
Initial healthcare cost trend rate
Pre age 65	7.20%	7.50%	6.50%
Ultimate healthcare cost trend rate	4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate reached	2033	2033	2030

The Company's investment strategy reflects the long-term nature of the plan obligation and seeks to reach a balance allocation between Fixed Income securities and Equities of approximately 65% and 35%, respectively. Current allocations may differ from targeted allocations based on investment results and other timing factors. The plan's assets are stated at fair value, which represents the net asset value of shares held by the plan in the registered investment companies at the quoted market prices (Level 1 input) or at significant other observable inputs (Level 2 input).

The plan assets available for benefits consisted of the following as of December 31 (in millions of dollars):

	2023	2022
Asset class:
Level 1 inputs:
Mutual funds:
Funds – municipal/provincial bonds	$—	$8
Funds – corporate bonds fund	10	3
Level 2 inputs:
Fixed income:
Corporate bonds	56	57
Government/municipal bonds	9	12
Equity funds	88	73
Plan assets	163	153
Trust assets	10	9
Plan assets available for benefits	$173	$162

The Company forecasts the following benefit payments related to postretirement (which include a projection for expected future team member service) for the next ten years (in millions of dollars):

Year	Estimated Gross Benefit Payments
2024	$9
2025	10
2026	10
2027	9
2028	8
2029-2033	41
Total	$87

NOTE 7 - LEASES
The Company leases certain properties, buildings and equipment (including branches, warehouses, DCs and office space) under various arrangements which provide the right to use the underlying asset and require lease payments for the lease term. The Company’s lease portfolio consists mainly of operating leases that expire at various dates through 2037.

Information related to operating leases is as follows (in millions of dollars):

	As of December 31,
	2023	2022
Right-of-use assets
Operating lease right-of-use	$429	$367

Operating lease liabilities
Operating lease liability	71	68
Long-term operating lease liability	381	318
Total operating lease liabilities	$452	$386

	As of December 31,
	2023	2022
Weighted average remaining lease term	7 years	7 years
Weighted average incremental borrowing rate	2.19%	1.46%
Cash paid for operating leases	$88	$76
Right-of-use assets obtained in exchange for operating lease obligations	$161	$96

Rent expense was $102 million, $93 million and $74 million for 2023, 2022 and 2021, respectively. These amounts are net of sublease income of $2 million for 2023, 2022 and 2021.

The remaining maturity of existing lease liabilities as of December 31, 2023 are as follows (in millions of dollars):

Year	Operating Leases
2024	$87
2025	87
2026	76
2027	66
2028	57
Thereafter	119
Total lease payments	492
Less interest	(40)
Present value of lease liabilities	$452

As of December 31, 2023 and 2022, the Company's finance leases and service contracts with lease arrangements were not material. Finance leases are reported in Property, buildings and equipment – net, and as a short and long-term finance lease liability in Accrued expenses and Other non-current liabilities.

NOTE 8 - STOCK INCENTIVE PLANS
The Company maintains stock incentive plans under which the Company may grant a variety of incentive awards to team members and executives, which include restricted stock units (RSUs), performance shares and deferred stock units. As of December 31, 2023, there were 1.4 million shares available for grant under the plans. When awards are exercised or settled, shares of the Company’s treasury stock are issued.

Pretax stock-based compensation expense included in SG&A was $62 million, $48 million, and $42 million in 2023, 2022 and 2021, respectively, and was primarily comprised of RSUs. Related income tax benefits recognized in earnings were $34 million, $19 million, and $21 million in 2023, 2022 and 2021, respectively.

Restricted Stock Units
The Company awards RSUs to certain team members and executives. RSUs vest generally over periods from one to seven years from issuance. The RSU grant date fair value is based on the closing price of the Company's common stock on the last trading day preceding the date of the grant. RSU expense for the years ended December 31, 2023, 2022 and 2021 was approximately $43 million, $34 million and $30 million, respectively.

The following table summarizes RSU activity (in millions of dollars, except for share and per share amounts):

	2023		2022		2021
	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share
Beginning nonvested units	191,032	$409.77	202,321	$318.40	317,414	$259.67
Issued	81,174	$692.02	96,940	$520.67	105,866	$406.17
Canceled	(7,943)	$512.31	(17,038)	$345.30	(36,134)	$274.74
Vested	(91,279)	$384.92	(91,191)	$336.99	(184,825)	$276.34
Ending nonvested units	172,984	$550.62	191,032	$409.77	202,321	$318.40
Fair value of shares vested	$35		$31		$51

As of December 31, 2023, there was $64 million of total unrecognized compensation expense related to nonvested RSUs the Company expects to recognize over a weighted average period of 2 years.

NOTE 9 - CAPITAL STOCK
The Company had no shares of preferred stock outstanding as of December 31, 2023 and 2022. The activity related to outstanding common stock and common stock held in treasury was as follows:

	2023		2022		2021
	Outstanding Common Stock	Treasury Stock	Outstanding Common Stock	Treasury Stock	Outstanding Common Stock	Treasury Stock
Balance at beginning of period	50,256,323	59,402,896	51,220,205	58,439,014	52,524,391	57,134,828
Exercise of stock options	139,189	(139,189)	101,802	(101,802)	188,444	(188,444)
Settlement of restricted stock units – net of 32,800, 31,132 and 61,377 shares retained, respectively	83,795	(83,795)	64,649	(64,649)	127,969	(127,969)
Settlement of performance share units – net of 18,521, 10,359 and 9,746 shares retained, respectively	28,135	(28,135)	13,890	(13,890)	12,507	(12,507)
Purchase of treasury shares	(1,190,040)	1,190,040	(1,144,223)	1,144,223	(1,633,106)	1,633,106
Balance at end of period	49,317,402	60,341,817	50,256,323	59,402,896	51,220,205	58,439,014

NOTE 10 - ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSSES) (AOCE)
The components of AOCE consisted of the following (in millions of dollars):

	Foreign Currency Translation and Other	Defined Postretirement Benefit Plan	Other Employment-related Benefit Plans	Total	Foreign Currency Translation Attributable to Noncontrolling Interests	AOCE Attributable to W.W. Grainger, Inc.
Balance at December 31, 2021 – net of tax	$(219)	$99	$(6)	$(126)	$(30)	$(96)
Other comprehensive earnings (loss) before reclassifications – net of tax	$(101)	$(4)	$—	$(105)	$(34)	$(71)
Amounts reclassified to net earnings	$—	$(13)	$—	$(13)	$—	$(13)
Net current period activity	$(101)	$(17)	$—	$(118)	$(34)	$(84)
Balance at December 31, 2022 – net of tax	$(320)	$82	$(6)	$(244)	$(64)	$(180)
Other comprehensive earnings (loss) before reclassifications – net of tax	$(11)	$8	$3	$—	$(21)	$21
Amounts reclassified to net earnings	$—	$(13)	$—	$(13)	$—	$(13)
Net current period activity	$(11)	$(5)	$3	$(13)	$(21)	$8
Balance at December 31, 2023 – net of tax	$(331)	$77	$(3)	$(257)	$(85)	$(172)

NOTE 11 - DERIVATIVE INSTRUMENTS
The Company's earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. Grainger currently enters into certain derivatives or other financial instruments to hedge against these risks, and may continue to do so in the future.

Fair Value Hedges
The Company uses interest rate swaps to hedge a portion of its fixed-rate long-term debt. These swaps are treated as fair value hedges and consequently the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item, are recognized in the Consolidated Statements of Earnings in Interest expense – net. The notional amount of the Company’s outstanding fair value hedges as of December 31, 2023 and 2022 were $450 million and $500 million, respectively.

The liability hedged by the interest rate swaps is recorded on the Consolidated Balance Sheets in Long-term debt. As of December 31, 2023 and 2022, the carrying amount of the hedged item, including the cumulative amount of fair value hedging adjustments totaled $432 million and $466 million, respectively.

The Company's interest rate swaps are reported on the Consolidated Balance Sheets in Other non-current liabilities. As of December 31, 2023 and 2022, the fair values of the Company's interest rate swaps were $16 million and $34 million, respectively.

The effect of the Company's fair value hedges on the Consolidated Statement of Earnings in Interest expense – net for the twelve months ended December 31, 2023 and 2022, are shown in the following table (in millions of dollars):

	For the Years Ended December 31,
	2023	2022
Gain or (loss):
Interest rate swaps:
Hedged item	$(15)	$35
Derivatives designated as hedging instrument	$15	$(35)

Fair Value
The estimated fair values of the Company's derivative instruments were based on quoted market forward rates, which are classified as Level 2 inputs within the fair value hierarchy and reflect the present value of the amount that the Company would pay for contracts involving the same notional amounts and maturity dates.

NOTE 12 - INCOME TAXES
Earnings before income taxes by geographical area consisted of the following (in millions of dollars):

	For the Years Ended December 31,
	2023	2022	2021
U.S.	$2,211	$1,903	$1,267
Foreign	289	243	218
Total	$2,500	$2,146	$1,485

Income tax expense consisted of the following (in millions of dollars):

	For the Years Ended December 31,
	2023	2022	2021
Current income tax expense:
U.S. Federal	$431	$374	$221
U.S. State	100	77	46
Foreign	81	78	81
Total current	612	529	348
Deferred income tax (benefit) expense	(15)	4	23
Total income tax expense	$597	$533	$371
The income tax effects of temporary differences that gave rise to the net deferred tax asset (liability) as of December 31, 2023 and 2022 were as follows (in millions of dollars):

	As of December 31,
	2023	2022
Deferred tax assets:
Accrued expenses	177	150
U.S. and foreign loss carryforwards	84	62
Accrued employment-related benefits	51	51
Tax credit carryforward	22	26
Other	30	23
Deferred tax assets	364	312
Less valuation allowance	(93)	(71)
Deferred tax assets – net of valuation allowance	$271	$241
Deferred tax liabilities:
Property, buildings, equipment and other capital assets	(238)	(212)
Intangibles	(58)	(64)
Inventory	(11)	(18)
Other	(11)	(11)
Deferred tax liabilities	(318)	(305)
Net deferred tax liability	$(47)	$(64)

The net deferred tax asset (liability) is classified as follows:
Noncurrent assets	$10	$12
Noncurrent liabilities (foreign)	(57)	(76)
Net deferred tax liability	$(47)	$(64)

As of December 31, 2023 and 2022, the Company had $335 million and $248 million, respectively, of gross loss carryforwards related to foreign operations and U.S. transactions. Some of the loss carryforwards may expire at various dates through 2043. The Company has recorded a valuation allowance, which represents a provision for uncertainty as to the realization of the tax benefits of these carryforwards and deferred tax assets that may not be realized.

The Company's valuation allowance changed as follows (in millions of dollars):

	For the Years Ended December 31,
	2023	2022
Balance at beginning of period	$(71)	$(70)
Increases primarily related to foreign NOLs	(5)	(10)
Releases primarily related to foreign NOLs	1	1
Foreign exchange rate changes	(2)	4
Increase related to U.S. foreign tax credits	3	1
Increase related to capital loss carryforwards	(19)	—
Other changes – net	—	3
Balance at end of period	$(93)	$(71)

A reconciliation of income tax expense with federal income taxes at the statutory rate follows (in millions of dollars):

	For the Years Ended December 31,
	2023	2022	2021
Federal income tax	$525	$451	$312
State income taxes – net of federal income tax benefit	74	64	41
Stock compensation	(16)	(5)	(8)
Foreign rate difference	31	26	26
Change in valuation allowance(1)	6	7	7
Other – net	(23)	(10)	(7)
Income tax expense	$597	$533	$371
Effective tax rate	23.9%	24.8%	25.0%

(1) Net of changes in related tax attributes.

The decrease to the Company's effective tax rate for the year ended December 31, 2023 was primarily driven by increased tax benefits related to stock compensation.

Foreign Undistributed Earnings
Estimated gross undistributed earnings of foreign subsidiaries as of December 31, 2023 and 2022, totaled $544 million and $530 million, respectively. The Company considers these undistributed earnings permanently reinvested in its foreign operations and is not recording a deferred tax liability for any foreign withholding taxes on such amounts. If at some future date the Company ceases to be permanently reinvested in its foreign subsidiaries, the Company may be subject to foreign withholding and other taxes on these undistributed earnings and may need to record a deferred tax liability for any outside basis difference in its investments in its foreign subsidiaries.

Tax Uncertainties
The Company recognizes in the financial statements a provision for tax uncertainties, resulting from application of complex tax regulations in multiple tax jurisdictions.

The changes in the liability for tax uncertainties, excluding interest, are as follows (in millions of dollars):

	For the Years Ended December 31,
	2023	2022	2021
Balance at beginning of year	$41	$38	$39
Additions for tax positions related to the current year	6	4	3
Additions for tax positions of prior years	1	2	—
Reductions for tax positions of prior years	(1)	—	(1)
Reductions due to statute lapse	(3)	(2)	(3)
Settlements, audit payments, refunds – net	(2)	(1)	—
Balance at end of year	$42	$41	$38

The Company classifies the liability for tax uncertainties in deferred income taxes and tax uncertainties. Included in this amount is $5 million as of December 31, 2023 and 2022, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Any changes in the timing of deductibility of these items would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authorities to an earlier period. In 2023, 2022 and 2021, the changes to tax positions were primarily related to the impact of expiring statutes and current year state and local reserves.

The Company is regularly subject to examination of its federal income tax returns by the Internal Revenue Service. The statute of limitations expired for the Company's 2019 federal tax return while tax years 2020 through 2022 remain open. The Company is also subject to audit by state, local and foreign taxing authorities. Tax years 2012 through 2022 remain subject to state and local audits and 2012 through 2022 remain subject to foreign audits. The amount of liability associated with the Company's tax uncertainties may change within the next 12 months due to the pending audit activity, expiring statutes or tax payments. A reasonable estimate of such change cannot be made.

NOTE 13 - SEGMENT INFORMATION
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

Following is a summary of segment results (in millions of dollars):

	2023		2022		2021
	Net sales	Operating earnings (losses)	Net sales	Operating earnings (losses)	Net sales	Operating earnings (losses)
High-Touch Solutions N.A.	$13,267	$2,334	$12,182	$1,983	$10,186	$1,334
Endless Assortment	2,916	233	2,787	223	2,576	232
Other	295	(2)	259	9	260	(19)
Total Company	$16,478	$2,565	$15,228	$2,215	$13,022	$1,547

	2023	2022	2021
Depreciation, amortization and non-cash lease expense:
High-Touch Solutions N.A.	$206	$168	$148
Endless Assortment	63	35	22
Other	8	3	3
Total	$277	$206	$173

Depreciation, amortization and non-cash lease expense presented above includes long-lived assets, capitalized software and ROU assets. Long-lived assets consist of property, buildings and equipment.

Following is revenue by geographic location (in millions of dollars):

	2023	2022	2021
Revenue by geographic location:
United States	$13,389	$12,325	$10,236
Japan	$1,797	1,719	1,705
Canada	$646	621	560
Other foreign countries	$646	563	521
	$16,478	$15,228	$13,022

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

NOTE 14 - CONTINGENCIES AND LEGAL MATTERS
From time to time the Company is involved in various legal and administrative proceedings, including claims related to: product liability, safety or compliance; privacy and cybersecurity matters; negligence; contract disputes; environmental issues; unclaimed property; wage and hour laws; intellectual property; advertising and marketing; consumer protection; pricing (including disaster or emergency declaration pricing statutes); employment practices; regulatory compliance, including trade and export matters; anti-bribery and corruption; and other matters and actions brought by team members, consumers, competitors, suppliers, customers, governmental entities and other third parties.

As previously disclosed, between 2019 and 2021, Grainger, KMCO, LLC (KMCO) and other entities were named as defendants in various personal injury and property damage lawsuits in Harris County, Texas relating to an explosion at a KMCO chemical refinery in Crosby, Texas on April 2, 2019. The Company has since settled several of the personal injury lawsuits, including those alleging the most serious injuries. As previously disclosed, those settlements had no effect on net earnings or cash flows for prior quarters or years. The Company continues to contest the remaining KMCO-related lawsuits. The Company is currently unable to predict the timing, outcome or any estimate of possible loss or range of loss on the KMCO lawsuits.

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

NOTE 15 - SUBSEQUENT EVENTS
On January 31, 2024, Grainger's Board of Directors declared a quarterly cash dividend of $1.86 per share of common stock, payable March 1, 2024 to shareholders of record on February 12, 2024.

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

Grainger's management assessed the effectiveness of Grainger's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment under that framework and the criteria established therein, Grainger's management concluded that Grainger's internal control over financial reporting was effective as of December 31, 2023.

Ernst & Young LLP, an independent registered public accounting firm, has audited Grainger's internal control over financial reporting as of December 31, 2023, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting
There were no changes to Grainger's internal control over financial reporting for the quarter ending December 31, 2023 that have materially affected, or are reasonably likely to materially affect, Grainger's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
W.W. Grainger, Inc.
Opinion on Internal Control over Financial Reporting
We have audited W.W. Grainger, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, W.W Grainger, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois
February 22, 2024

Item 9B: Other Information
None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended December 31, 2023.

Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 24, 2024, under the captions “Board Qualifications, Attributes, Skills and Background,” “Annual Election of Directors,” “Candidates for Board Membership,” “Director Nominees’ Experience and Qualifications,” “Audit Committee,” and “Board Affairs and Nominating Committee,” and "Delinquent Section 16(a) Reports." Information required by this item regarding executive officers of Grainger is set forth in Part I, Item 1, under the caption “Information about our Executive Officers.”

Grainger has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer and controller. This code of ethics is part of Grainger’s Business Conduct Guidelines for directors, officers and team members, which is available free of charge through Grainger’s website at invest.grainger.com. A copy of the Business Conduct Guidelines is also available in print without charge to any person upon request to Grainger's Corporate Secretary. Grainger intends to disclose on its website any amendment to any provision of the Business Conduct Guidelines that relates to any element of the definition of “code of ethics” enumerated in Item 406(b) of Regulation S-K under the Exchange Act and any waiver from any such provision granted to Grainger’s principal executive officer, principal financial officer, principal accounting officer and controller or persons performing similar functions. Grainger has also adopted Operating Principles for the Board of Directors, which are available on its website and are available in print to any person who requests them.

Item 11: Executive Compensation
The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 24, 2024, under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee of the Board,” “Report of the Compensation Committee of the Board,” “CEO Pay Ratio,” and “Pay Versus Performance Disclosure.”

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 24, 2024, under the captions “Ownership of Grainger Stock” and “Equity Compensation Plans.”

Item 13: Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 24, 2024, under the captions “Director Independence,” “Annual Election of Directors” and “Transactions with Related Persons.”

Item 14: Principal Accountant Fees and Services
The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 24, 2024, under the caption “Audit Fees and Audit Committee Pre-Approval Policies and Procedures.”

PART IV

Item 15: Exhibits and Financial Statements Schedules
(a) Documents filed as part of this Form 10-K
(1) All Financial Statements

(2) Financial Statement Schedules: the schedules listed in Rule 5-04 of Regulation S-X have been omitted because they are either not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3) Exhibits Required by Item 601 of Regulation S-K

EXHIBIT INDEX
EXHIBIT NO.	DESCRIPTION
2.1	Share Purchase Agreement, dated as of July 30, 2015, by and among Grainger, GWW UK Holdings Limited, Gregory Family Office Limited and Michael Gregory, incorporated by reference to Exhibit 2.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated July 31, 2015.
3.1	Restated Articles of Incorporation, incorporated by reference to Exhibit 3(i) to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
3.2	By-laws, as amended on March 9, 2017, incorporated by reference to Exhibit 3.1.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated March 9, 2017.
4.1	Indenture, dated as of June 11, 2015, between W.W. Grainger, Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated June 11, 2015.
4.2	First Supplemental Indenture, dated as of June 11, 2015, between W.W. Grainger, Inc. and U.S. Bank National Association, as trustee, and Form of 4.60% Senior Notes due 2045, incorporated by reference to Exhibit 4.2 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated June 11, 2015.
4.3	Second Supplemental Indenture, dated as of May 16, 2016, between W.W. Grainger, Inc., and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated May 16, 2016.
4.4	Third Supplemental Indenture, dated as of May 22, 2017, between W.W. Grainger, Inc., and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated May 22, 2017.
4.5	Form of 3.75% Senior Notes due 2046 (included in Exhibit 4.3), incorporated by reference to Exhibit 4.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated May 16, 2016.
4.6	Form of 4.20% Senior Notes due 2047 (included in Exhibit 4.4), incorporated by reference to Exhibit 4.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated May 22, 2017.
4.7	Description of Registrant's Securities Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.8	Fourth Supplemental Indenture, dated as of February 26, 2020, between W.W. Grainger, Inc., and U.S. Bank National Association, as trustee incorporated by reference to Exhibit 4.1 to W.W. Grainger, Inc.'s Current Report on Form 8-K dated February 21, 2020.

4.9	Form of 1.85% Senior Notes due 2025 (included in Exhibit 4.8), incorporated by reference to Exhibit 4.1 to W.W. Grainger, Inc.'s Current Report on Form 8-K dated February 21, 2020.
10.1	Form of Indemnification Agreement between W.W. Grainger, Inc. and each of its directors and certain of its executive officers, incorporated by reference to Exhibit 10(b)(i) to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.*
10.2	Frozen Executive Death Benefit Plan, as amended, incorporated by reference to Exhibit 10(b)(v) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.*
10.3	First amendment to the Frozen Executive Death Benefit Plan, incorporated by reference to Exhibit 10(b)(v)(1) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.*
10.4	Second amendment to the Frozen Executive Death Benefit Plan, incorporated by reference to Exhibit 10(b)(iv)(2) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.*
10.5	Supplemental Profit Sharing Plan, as amended, incorporated by reference to Exhibit 10(viii) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003.*
10.6	Supplemental Profit Sharing Plan II, as amended, incorporated by reference to Exhibit 10(b)(ix) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.*
10.7	Voluntary Salary and Incentive Deferral Plan, as amended, incorporated by reference to Exhibit 10(b)(xi) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.*
10.8	Summary Description of the Directors Compensation Program.*
10.9	2010 Incentive Plan, incorporated by reference to Appendix B of W.W. Grainger, Inc.’s Proxy Statement dated March 12, 2010.*
10.10	Summary Description of the Company Management Incentive Program.*
10.11	Incentive Program Recoupment Agreement, incorporated by reference to Exhibit 10(b)(xxv) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.*
10.12	Form of Change in Control Employment Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10(b)(xxvii) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010.*
10.13	W.W. Grainger, Inc. 2015 Incentive Plan, incorporated by reference to Exhibit B of W.W. Grainger, Inc.’s Proxy Statement dated March 13, 2015.*
10.14	First Amendment to the W.W. Grainger, Inc. 2015 Incentive Plan, incorporated by reference to 10.1 of W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*
10.15	W.W. Grainger, Inc. 2015 Incentive Plan as Amended and Restated Effective October 31, 2018, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.*
10.16	Form of Stock Option Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.*
10.17	Form of Stock Option Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.2 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*
10.18	Form of Restricted Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.3 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*
10.19	Form of 2017 Performance Share Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.4 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*
10.20	Form of 2018 W.W. Grainger, Inc. 2015 Incentive Plan Stock Option Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.3 to W.W. Grainger, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.*
10.21	Form of 2018 W.W. Grainger, Inc. 2015 Incentive Plan Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.4 to W.W. Grainger, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.*
10.22	Form of 2018 W.W. Grainger, Inc. 2015 Incentive Plan Performance Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.5 to W.W. Grainger, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.*

10.23	Form of 2019 W.W. Grainger, Inc. 2015 Stock Incentive Plan Stock Option Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*
10.24	Form of 2019 W.W. Grainger, Inc. 2015 Stock Incentive Plan Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.2 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*
10.25	Form of 2019 W.W. Grainger, Inc. 2015 Stock Incentive Plan Performance Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.3 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*
10.26	Credit Agreement dated as of February 14, 2020, by and among W.W. Grainger, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.'s Current Report on Form 8-K dated February 14, 2020.
10.27	First Amendment to Credit Agreement, dated as of August 29, 2022, by and among W.W. Grainger, Inc., the lenders party thereto and JPMorgan Chase, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.’s Current Report on Form 8 K dated August 30, 2022.
10.28	Form of 2020 W.W. Grainger, Inc. 2015 Incentive Plan Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.*
10.29	Form of 2020 W.W. Grainger, Inc. 2015 Incentive Plan Performance Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.2 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.*
10.30
2022 Form of W.W. Grainger, Inc. 2015 Incentive Plan Performance Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers incorporated by reference to Exhibit 10.35 to W.W. Grainger, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021.*

10.31	2022 Form of W.W. Grainger, Inc. 2022 Incentive Plan Restricted Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.*
10.32	2022 Form of W.W. Grainger, Inc. 2022 Incentive Plan Performance Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.2 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.*
10.33	W.W. Grainger, Inc. 2022 Incentive Plan, incorporated by reference to Appendix C of the Company's Definitive Proxy Statement on Schedule 14A filed on March 17, 2022.*
10.34	Compensation Continuation - Severance Policy Guidance, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.*
10.35	2023 Form of W.W. Grainger, Inc. 2022 Incentive Plan Restricted Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.41 to W.W. Grainger, Inc.'s Annual Report on Form 10-K for the year ended December 31,2022.*
10.36	2023 Form of W.W. Grainger, Inc. 2022 Incentive Plan Performance Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.42 to W.W. Grainger, Inc.'s Annual Report on Form 10-K for the year ended December 31,2022.*
10.37	Shareholder Agreement, Dated as of February 17, 2023, by and among W.W. Grainger, Inc. and MonotaRO Co., Ltd., incorporated by reference to Exhibit 10.43 to W.W. Grainger, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022.*
10.38	Transition Agreement and General Release, dated July 6, 2023, by and between John L. Howard and W.W. Grainger, Inc., incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.*

10.39	Credit Agreement dated as of October 11, 2023, by and among W.W. Grainger, Inc. the lenders party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.'s Current Report on Form 8-K filed on October 12, 2023.
21	Subsidiaries of Grainger.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	W.W. Grainger, Inc. Financial Statement Executive Compensation Recoupment Policy
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(*) Management contract or compensatory plan or arrangement.

Item 16: Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: February 22, 2024

W.W. GRAINGER, INC.

By:	/s/ D.G. Macpherson
D.G. Macpherson
Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 22, 2024, in the capacities indicated.

/s/ D.G. Macpherson	/s/ George Davis
D.G. Macpherson	George Davis
Chairman of the Board	Director
and Chief Executive Officer, Director
(Principal Executive Officer)	/s/ V. Ann Hailey
V. Ann Hailey
/s/ Deidra C. Merriwether	Director
Deidra C. Merriwether
Senior Vice President	/s/ Katherine D. Jaspon
and Chief Financial Officer	Katherine D. Jaspon
(Principal Financial Officer)	Director

/s/ Laurie R. Thomson	/s/ Chris Klein
Laurie R. Thomson	Chris Klein
Vice President and Controller	Director
(Principal Accounting Officer)
/s/ Stuart L. Levenick
Stuart L. Levenick
Director

/s/ Neil S. Novich
Neil S. Novich
Director

/s/ E. Scott Santi
E. Scott Santi
Director