Form 10-Q
period 2024-03-31
W.W. GRAINGER, INC.
filed 2024-04-25
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Yes ☐  No ☒

There were 49,068,805 shares of the Company’s Common Stock outstanding as of April 18, 2024.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions of dollars and shares, except for per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net sales	$4,235	$4,091
Cost of goods sold	2,567	2,457
Gross profit	1,668	1,634
Selling, general and administrative expenses	999	954
Operating earnings	669	680
Other expense (income):
Interest expense – net	21	24
Other – net	(7)	(6)
Total other expense – net	14	18
Earnings before income taxes	655	662
Income tax provision	158	154
Net earnings	497	508
Less net earnings attributable to noncontrolling interest	19	20
Net earnings attributable to W.W. Grainger, Inc.	$478	$488
Earnings per share:
Basic	$9.65	$9.66
Diluted	$9.62	$9.61
Weighted average number of shares outstanding:
Basic	49.2	50.2
Diluted	49.4	50.5

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net earnings	$497	$508
Other comprehensive earnings (losses):
Foreign currency translation adjustments – net of reclassification to earnings	(54)	2
Postretirement benefit plan losses and other – net of tax benefit of $1 and $1, respectively	(3)	(3)
Total other comprehensive earnings (losses)	(57)	(1)
Comprehensive earnings – net of tax	440	507
Less comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	19	20
Foreign currency translation adjustments	(22)	(5)
Total comprehensive earnings (losses) attributable to noncontrolling interest	(3)	15
Comprehensive earnings attributable to W.W. Grainger, Inc.	$443	$492

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except for share and per share amounts)

	As of
Assets	(Unaudited) March 31, 2024	December 31, 2023
Current assets
Cash and cash equivalents	$804	$660
Accounts receivable (less allowances for credit losses of $36 and $35, respectively)	2,330	2,192
Inventories – net	2,178	2,266
Prepaid expenses and other current assets	228	156
Total current assets	5,540	5,274
Property, buildings and equipment – net	1,667	1,658
Goodwill	364	370
Intangibles – net	236	234
Operating lease right-of-use	408	429
Other assets	185	182
Total assets	$8,400	$8,147

Liabilities and shareholders' equity
Current liabilities
Current maturities	$501	$34
Trade accounts payable	1,133	954
Accrued compensation and benefits	235	327
Operating lease liability	71	71
Accrued expenses	444	397
Income taxes payable	144	48
Total current liabilities	2,528	1,831
Long-term debt	1,783	2,266
Long-term operating lease liability	359	381
Deferred income taxes and tax uncertainties	101	104
Other non-current liabilities	120	124
Shareholders' equity
Cumulative preferred stock – $5 par value – 12,000,000 shares authorized; none issued or outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; 109,659,219 shares issued	55	55
Additional contributed capital	1,363	1,355
Retained earnings	12,548	12,162
Accumulated other comprehensive losses	(207)	(172)
Treasury stock, at cost – 60,582,972 and 60,341,817 shares, respectively	(10,560)	(10,285)
Total W.W. Grainger, Inc. shareholders’ equity	3,199	3,115
Noncontrolling interest	310	326
Total shareholders' equity	3,509	3,441
Total liabilities and shareholders' equity	$8,400	$8,147

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net earnings	$497	$508
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses	6	4
Deferred income taxes and tax uncertainties	(2)	10
Depreciation and amortization	56	50
Non-cash lease expense	21	17
Stock-based compensation	11	12
Change in operating assets and liabilities:
Accounts receivable	(163)	(162)
Inventories	76	4
Prepaid expenses and other assets	(85)	74
Trade accounts payable	202	53
Operating lease liabilities	(23)	(21)
Accrued liabilities	(35)	(193)
Income taxes – net	107	102
Other non-current liabilities	(7)	(4)
Net cash provided by operating activities	661	454
Cash flows from investing activities:
Capital expenditures	(119)	(98)
Proceeds from sale of assets	1	2
Net cash used in investing activities	(118)	(96)
Cash flows from financing activities:
Proceeds from debt	1	6
Payments of debt	(17)	(18)
Proceeds from stock options exercised	9	23
Payments for employee taxes withheld from stock awards	(10)	(3)
Purchases of treasury stock	(268)	(142)
Cash dividends paid	(105)	(87)
Other – net	(1)	(3)
Net cash used in financing activities	(391)	(224)
Exchange rate effect on cash and cash equivalents	(8)	2
Net change in cash and cash equivalents	144	136
Cash and cash equivalents at beginning of year	660	325
Cash and cash equivalents at end of period	$804	$461
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

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)
(Unaudited)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2024	$55	$1,355	$12,162	$(172)	$(10,285)	$326	$3,441
Stock-based compensation	—	8	—	—	2	—	10
Purchases of treasury stock	—	—	—	—	(277)	—	(277)
Net earnings	—	—	478	—	—	19	497
Other comprehensive earnings (losses)	—	—	—	(35)	—	(22)	(57)
Cash dividends paid ($1.86 per share)	—	—	(92)	—	—	(13)	(105)
Balance at March 31, 2024	$55	$1,363	$12,548	$(207)	$(10,560)	$310	$3,509

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

The Condensed Consolidated Balance Sheet at December 31, 2023, has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2024 (2023 Form 10-K).

There were no material changes to the Company’s significant accounting policies from those disclosed in Note 1 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data in the Company's 2023 Form 10-K.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 2 - REVENUE
Grainger serves a large number of customers in diverse industries, which are subject to different economic and market-specific factors. The Company's revenue is primarily comprised of MRO product sales and related activities.

The Company's presentation of revenue by segment and customer industry most reasonably depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic and market-specific factors. The majority of Company revenue originates from contracts with a single performance obligation to deliver products, whereby performance obligations are satisfied when control of the product is transferred to the customer per the arranged shipping terms.

The following table presents the Company's percentage of revenue by reportable segment and by major customer industry:

	Three Months Ended March 31,
	2024			2023
Customer Industry(1)	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)
Manufacturing	32%	29%	31%	31%	30%	31%
Government	18%	3%	15%	18%	3%	15%
Wholesale	8%	18%	9%	7%	17%	9%
Commercial Services	7%	11%	8%	7%	12%	8%
Contractors	5%	11%	6%	5%	12%	6%
Healthcare	7%	1%	6%	7%	2%	6%
Retail	4%	4%	4%	4%	4%	4%
Transportation	4%	2%	4%	4%	2%	4%
Utilities	3%	2%	3%	3%	2%	3%
Warehousing	2%	—%	2%	4%	—%	3%
Other(3)	10%	19%	12%	10%	16%	11%
Total net sales	100%	100%	100%	100%	100%	100%
Percent of total company revenue	80%	18%	100%	81%	18%	100%

(1) Customer industry results for the three months ended March 31, 2024 and 2023 primarily use the North American Industry Classification System (NAICS). As customers' businesses evolve, industry classifications may change. When these changes occur, Grainger does not recast the customer classification for prior periods as the industry used in the prior period was appropriate at the point-in-time. As a result, year-over-year changes may be impacted.

(2) Total Company includes other businesses, which includes the Company's Cromwell business. Other businesses account for approximately 2% and 1% of total Company revenue for the three months ended March 31, 2024 and 2023, respectively.

(3) Other primarily includes revenue from industries and customers that are not material individually, including hospitality, restaurants, property management and natural resources.

Total accrued sales incentives are recorded in Accrued expenses and were approximately $112 million and $114 million as of March 31, 2024 and December 31, 2023, respectively.

The Company had no material unsatisfied performance obligations, contract assets or liabilities as of March 31, 2024 and December 31, 2023.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 3 - PROPERTY, BUILDINGS AND EQUIPMENT
Property, buildings and equipment consisted of the following (in millions of dollars):

	As of
	March 31, 2024	December 31, 2023
Land and land improvements	$397	$397
Building, structures and improvements	1,476	1,469
Furniture, fixtures, machinery and equipment	1,881	1,852
Property, buildings and equipment	$3,754	$3,718
Less accumulated depreciation	2,087	2,060
Property, buildings and equipment – net	$1,667	$1,658

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS
The Company did not identify any significant events or changes in circumstances that indicated the existence of impairment indicators during the three months ended March 31, 2024. As such, quantitative assessments were not required.

The balances and changes in the carrying amount of goodwill by segment are as follows (in millions of dollars):

	High-Touch Solutions N.A.	Endless Assortment	Total
Balance at January 1, 2023	$313	$58	$371
Translation	2	(3)	(1)
Balance at December 31, 2023	315	55	370
Translation	(3)	(3)	(6)
Balance at March 31, 2024	$312	$52	$364
The Company's cumulative goodwill impairments as of March 31, 2024 were $137 million. No goodwill impairments were recorded for the three months ended March 31, 2024 and 2023.
The balances and changes in intangible assets – net are as follows (in millions of dollars):

		As of
		March 31, 2024			December 31, 2023
	Weighted average life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer lists and relationships	10.7 years	$165	$153	$12	$166	$153	$13
Trademarks, trade names and other	14.9 years	30	23	7	31	23	8
Non-amortized trade names and other	Indefinite	19	—	19	20	—	20
Capitalized software	4.3 years	675	477	198	659	466	193
Total intangible assets	6.2 years	$889	$653	$236	$876	$642	$234

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5 - DEBT
Total debt, including long-term and current maturities, consisted of the following (in millions of dollars):

	As of
	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.60% senior notes due 2045	$1,000	$934	$1,000	$967
1.85% senior notes due 2025	—	—	500	483
3.75% senior notes due 2046	400	328	400	336
4.20% senior notes due 2047	400	349	400	361
Debt issuance costs – net of amortization and other	(17)	(17)	(34)	(34)
Long-term debt	1,783	1,594	2,266	2,113
1.85% senior notes due 2025	500	485	—	—
Japanese yen term loan	15	15	32	32
Other	(14)	(14)	2	2
Current maturities	501	486	34	34
Total debt	$2,284	$2,080	$2,300	$2,147

Senior Notes
Between 2015 and 2020, Grainger issued $2.3 billion in unsecured debt (Senior Notes) primarily to provide flexibility in funding general working capital needs, share repurchases and long-term cash requirements. The Senior Notes require no principal payments until maturity and interest is paid semi-annually.

The Company incurred debt issuance costs related to its Senior Notes, representing underwriting fees and other expenses. These costs were recorded as a contra-liability in Long-term debt and are being amortized over the term of the Senior Notes using the straight-line method to Interest expense – net. As of March 31, 2024 and December 31, 2023, the unamortized costs were $18 million and $19 million, respectively.

The Company uses interest rate swaps to manage the risks associated with its 1.85% Senior Notes. These swaps were designated for hedge accounting treatment as fair value hedges. The resulting carrying value adjustments are presented in Other in Current maturities as of March 31, 2024 and Other in Long-term debt as of December 31, 2023 in the table above. For further discussion on the Company's hedge accounting policies, see Note 6.

MonotaRO Term Loan
In August 2020, MonotaRO Co., Ltd (MonotaRO) entered into a ¥9 billion term loan agreement to fund technology investments and the expansion of its distribution center (DC) network. As of March 31, 2024 and December 31, 2023, the carrying amount of the term loan in Current maturities was $15 million and $32 million, respectively. The term loan matures in August 2024 and bears an average interest rate of 0.05%.

Fair Value
The estimated fair value of the Company’s Senior Notes was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 6 - DERIVATIVE INSTRUMENTS
The Company's earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange and interest rates. Grainger currently enters into certain derivatives or other financial instruments to hedge against these risks.

Fair Value Hedges
The Company uses interest rate swaps to hedge a portion of its fixed-rate debt. These swaps are treated as fair value hedges and consequently the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item, are recognized in the Condensed Consolidated Statements of Earnings in Interest expense – net. The notional amount of the Company’s outstanding fair value hedges as of March 31, 2024 and December 31, 2023 was $450 million.

Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, no recognition of ineffectiveness was recorded for the three months ended March 31, 2024 and 2023.

The liability hedged by the interest rate swaps is recorded in Current maturities as of March 31, 2024 and Long-term debt as of December 31, 2023 on the Condensed Consolidated Balance Sheets. The carrying amount of the hedged item, including the cumulative amount of fair value hedging adjustments was $434 million as of March 31, 2024 and $432 million as of December 31, 2023.

The interest rate swaps are reported on the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 as shown in the following table (in millions of dollars):

	As of
	March 31, 2024	December 31, 2023
Accrued expenses	$14	$—
Other non-current liabilities	$—	$16

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

The Company's corporate costs are allocated to each reportable segment based on benefits received. Additionally, intersegment sales transactions, which are sales between Grainger businesses in separate reportable segments, are eliminated within the segment to present only the impact of sales to external customers. Service fees for intersegment sales are included in each segment's Selling, general and administrative expenses and are also eliminated in the Company's Condensed Consolidated Financial Statements.

Following is a summary of segment results (in millions of dollars):

	Three Months Ended March 31,
	2024		2023
	Net sales	Operating earnings	Net sales	Operating earnings
High-Touch Solutions N.A.	$3,405	$610	$3,294	$621
Endless Assortment	751	59	724	58
Other	79	—	73	1
Total Company	$4,235	$669	$4,091	$680

The Company is a broad line distributor of MRO products and services. Products are regularly added and removed from the Company's inventory. Accordingly, it would be impractical to provide sales information by product category due to the way the business is managed and the dynamic nature of the inventory offered, including the evolving list of products stocked and additional products available online but not stocked. Assets for reportable segments are not disclosed as such information is not regularly reviewed by the Company's Chief Operating Decision Maker.

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

The Company has been engaged in litigation involving KMCO, LLC (KMCO) as described in previous quarterly and annual reports. The Company has since settled several of the personal injury lawsuits. Those settlements had, and continue to have, no effect on net earnings or cash flows. The Company continues to contest the remaining KMCO-related lawsuits and cannot predict the timing, outcome or any estimate of possible loss or range of losses on the remaining KMCO lawsuits.

NOTE 9 - SUBSEQUENT EVENTS
On April 24, 2024, the Company’s Board of Directors declared a quarterly dividend of $2.05 per share, payable June 1, 2024, to shareholders of record on May 13, 2024.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of W.W. Grainger, Inc. (Grainger or Company) as it is viewed by management of the Company. The following discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended December 31, 2023 included in the Company's 2023 Form 10-K and the Condensed Consolidated Financial Statements and accompanying notes included in Part I, Item 1: Financial Statements of this Form 10-Q.

Percentage figures included in this section have not been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in the Company's Condensed Consolidated Financial Statements or in the associated text.

Overview
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

Strategic Priorities
For a discussion of the Company’s strategic priorities for 2024, see Part 1, Item 1: Business and Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2023 Form 10-K.

Recent Events
Macroeconomic Conditions
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

For further discussion of the Company's risks and uncertainties, see Part I, Item 1A: Risk Factors in the Company’s 2023 Form 10-K.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Results of Operations –Three Months Ended March 31, 2024
The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings for three months ended March 31, 2024 and 2023 (in millions of dollars except per share amounts):

	Three Months Ended March 31,
			% Change	% of Net Sales
	2024	2023		2024	2023
Net sales(1)	$4,235	$4,091	3.5%	100.0%	100.0%
Cost of goods sold	2,567	2,457	4.5	60.6	60.1
Gross profit	1,668	1,634	2.1	39.4	39.9
Selling, general and administrative expenses	999	954	4.7	23.6	23.3
Operating earnings	669	680	(1.6)	15.8	16.6
Other expense – net	14	18	(22.2)	0.4	0.4
Income tax provision	158	154	2.6	3.7	3.8
Net earnings	497	508	(2.2)	11.7	12.4
Noncontrolling interest	19	20	(5.0)	0.4	0.5
Net earnings attributable to W.W. Grainger, Inc.	$478	$488	(2.0)	11.3	11.9
Diluted earnings per share:	$9.62	$9.61	0.1%

(1) For further information regarding the Company's disaggregated revenue, see Note 2 of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1: Financial Statements of this Form 10-Q.

The following table is included as an aid to understanding the changes of Grainger's total net sales, daily net sales and daily, organic constant currency net sales from the prior period for the three months ended March 31, 2024 and 2023 (in millions of dollars):

	Three Months Ended March 31,
	2024	% Change(1)	2023	% Change(1)
Net sales	$4,235	3.5%	$4,091	12.2%

Daily net sales(2)	$66.2	3.5%	$63.9	12.2%

Daily, organic constant currency net sales(2)	$67.1	4.9%	$65.2	14.5%

(1) Calculated on the basis of prior year net sales for the three months ended March 31, 2024 and 2023.
(2) Daily net sales are adjusted for the difference in U.S. selling days relative to the prior year period. Daily, organic constant currency net sales are also adjusted to exclude the impact on net sales due to year-over-year foreign currency exchange rate fluctuations and the comparable prior year period results of E & R Industrial Sales, Inc. (E&R) divested in the fourth quarter of 2023. There were 64 sales days in the three months ended March 31, 2024 and 2023. For further information regarding the Company's non-GAAP measures, including reconciliations to the most directly comparable GAAP measure, see below "Non-GAAP Measures."

Net sales of $4,235 million for the three months ended March 31, 2024 increased $144 million, or 4%, and on a daily, organic constant currency basis, net sales increased 5% compared to the same period in 2023. Both High-Touch Solutions N.A. and the Endless Assortment segments contributed to sales growth in the first quarter of 2024. For further discussion on the Company's net sales, see the Segment Analysis section below.

Gross profit of $1,668 million for the three months ended March 31, 2024 increased $34 million, or 2%, and gross profit margin of 39.4% decreased 50 basis points compared to the same period in 2023. For further discussion on the Company's gross profit, see the Segment Analysis section below.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Selling, general and administrative (SG&A) expenses of $999 million for the three months ended March 31, 2024 increased $45 million, or 5%, compared to the same period in 2023 driven by higher marketing and payroll and benefit expenses. SG&A leverage decreased 30 basis points compared to the same period in 2023.

Operating earnings of $669 million for the three months ended March 31, 2024 decreased $11 million, or 2%, compared to the same period in 2023 as higher gross profit dollars were more than offset by increased SG&A.

Income tax expense of $158 million and $154 million represents effective tax rates of 24.2% and 23.3% for the three months ended March 31, 2024 and 2023, respectively. The increase in the effective tax rate was primarily due to reduced tax benefits from stock compensation compared to the same period in 2023.

Diluted earnings per share was $9.62 for the three months ended March 31, 2024 compared to $9.61 for the same period in 2023.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Non-GAAP Measures
Grainger utilizes non-GAAP measures where it believes it will assist users of its financial statements in understanding its business. Non-GAAP measures exclude certain items affecting comparability that can affect the year-over-year assessment of operating results and other one-time items that do not directly reflect ongoing operating results. The Company adjusts its reported net sales when there are differences in the number of U.S. selling days relative to the prior year period and also excludes the impact on reported net sales due to changes in foreign currency exchange rate fluctuations and results of certain divested businesses. This includes the net sales results of E&R divested in the fourth quarter of 2023 previously reported in the High-Touch Solutions N.A. segment. Adjusted results including adjusted SG&A, adjusted operating earnings, adjusted net earnings and adjusted diluted EPS exclude certain non-recurring items, including restructuring charges, asset impairments, gains and losses associated with business divestitures and other non-recurring, infrequent or unusual gains and losses from the Company’s most directly comparable reported U.S. generally accepted accounting principles (GAAP) results. The Company believes its non-GAAP measures provide meaningful information to assist investors in understanding financial results and assessing prospects for future performance as they provide a better baseline for analyzing the ongoing performance of its businesses by excluding items that may not be indicative of core operating results. Grainger’s non-GAAP financial measures should be considered in addition to, and not as a replacement for or as a superior measure to its most directly comparable GAAP measures and may not be comparable to similarly titled measures reported by other companies.

The following table provides a reconciliation of reported net sales growth from the prior year period in accordance with GAAP to the Company's non-GAAP measures daily net sales and daily, organic constant currency net sales for the three months ended March 31, 2024 and 2023 (in millions of dollars):

	Three months ended March 31,
	High-Touch Solutions N.A.		Endless Assortment		Total Company(1)
	2024	% Change(2)	2024	% Change(2)	2024	% Change(2)
Reported net sales	$3,405	3.4%	$751	3.7%	$4,235	3.5%

Daily net sales(3)	53.2	3.4	11.7	3.7	66.2	3.5
Foreign currency exchange(4)	(0.1)	(0.2)	0.7	6.3	0.6	0.9
Business divestiture(5)	0.3	0.6	—	—	0.3	0.5
Daily, organic constant currency net sales	$53.4	3.8%	$12.4	10.0%	$67.1	4.9%

	2023	% Change(2)	2023	% Change(2)	2023	% Change(2)
Reported net sales	$3,294	14.5%	$724	3.8%	$4,091	12.2%

Daily net sales(3)	51.5	14.5	11.3	3.8	63.9	12.2
Foreign currency exchange(4)	0.1	0.2	1.1	10.2	1.3	2.3
Daily, organic constant currency net sales	$51.6	14.7%	$12.4	14.0%	65.2	14.5%

(1) Total Company includes Other. Grainger's businesses reported in Other do not meet the criteria of a reportable segment.
(2) Calculated on the basis of prior year net sales.
(3) There were 64 sales days in the three months ended March 31, 2024 and 2023.
(4) Excludes the impact on net sales due to year-over-year foreign currency exchange rate fluctuations on a daily basis.
(5) Excludes the net sales results of the divested E&R business in the comparable prior year period on a daily basis.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Segment Analysis
In this section, Grainger utilizes non-GAAP measures where it believes it will assist users of its financial statements in understanding its business. For further information regarding the Company's non-GAAP measures including a reconciliation to the most directly comparable GAAP measure, see above "Non-GAAP Measures." For further segment information, see Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1: Financial Statements of this Form 10-Q.

High-Touch Solutions N.A.
The following table shows reported segment results (in millions of dollars):

	Three Months Ended March 31,
	2024	2023	% Change
Net sales	$3,405	$3,294	3.4%

Gross profit	$1,423	$1,397	1.9%
Selling, general and administrative expenses	$813	$775	4.9%
Operating earnings	$610	$621	(1.8)%

Net sales of $3,405 million for the three months ended March 31, 2024 increased $111 million, or 3%, and on a daily, organic constant currency basis, increased 4% compared to the same period in 2023. The increase was primarily due to volume.

Gross profit of $1,423 million for the three months ended March 31, 2024 increased $26 million, or 2%, and gross profit margin of 41.8% decreased 60 basis points compared to the same period in 2023. The decrease was primarily driven by negative price cost spread.

SG&A of $813 million for the three months ended March 31, 2024 increased $38 million, or 5%, compared to the same period in 2023. The increase was primarily due to higher marketing and payroll expenses. SG&A leverage decreased 40 basis points compared to the same period in 2023.

Operating earnings of $610 million for the three months ended March 31, 2024 decreased $11 million, or 2%, compared to the same period in 2023.

Endless Assortment
The following table shows reported segment results (in millions of dollars):

	Three Months Ended March 31,
	2024	2023	% Change
Net sales	$751	$724	3.7%

Gross profit	$220	$214	2.8%
Selling, general and administrative expenses	$161	$156	3.2%
Operating earnings	$59	$58	1.7%

Net sales of $751 million for the three months ended March 31, 2024 increased $27 million, or 4%, and on a daily constant currency basis, increased 10% compared to the same period in 2023. The increase was due to sales growth of 10%, driven by customer acquisition for the segment and enterprise growth at MonotaRO, partially offset by declining non-core, consumer-like customers at Zoro. Sales growth was offset by unfavorable currency exchange of 6% due to changes in the exchange rate between the U.S. dollar and the Japanese yen.

Gross profit of $220 million for the three months ended March 31, 2024 increased $6 million, or 2.8%, and gross profit margin of 29.3% decreased 30 basis points compared to the same period in 2023. The decrease was driven by unfavorable product mix at Zoro partially offset by freight efficiencies at MonotaRO.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
SG&A of $161 million for the three months ended March 31, 2024 increased $5 million, or 3%, compared to the same period in 2023. The increase was due to higher marketing expense in the first quarter of 2024. SG&A leverage improved 10 basis points compared to the same period in 2023.

Operating earnings of $59 million for the three months ended March 31, 2024 increased $1 million, or 2%, compared to the same period in 2023.

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

Cash and Cash Equivalents
As of March 31, 2024 and December 31, 2023, Grainger had cash and cash equivalents of $804 million and $660 million, respectively. The Company had approximately $2.1 billion in available liquidity as of March 31, 2024.

Cash Flows
The following table shows the Company's cash flow activity for the periods presented (in millions of dollars):

	Three Months Ended March 31,
	2024	2023
Total cash provided by (used in):
Operating activities	$661	$454
Investing activities	(118)	(96)
Financing activities	(391)	(224)
Effect of exchange rate changes on cash and cash equivalents	(8)	2
Increase in cash and cash equivalents	$144	$136

Net cash provided by operating activities was $661 million and $454 million for the three months ended March 31, 2024 and 2023, respectively. The increase was driven by favorable working capital primarily due to timing of cash payments and inventory management compared to the prior year period.

Net cash used in investing activities was $118 million and $96 million for the three months ended March 31, 2024 and 2023, respectively. The increase was due to capital expenditures for U.S. supply chain enhancements, technology investments and MonotaRO headquarter expansion compared to the prior year period.

Net cash used in financing activities was $391 million and $224 million for the three months ended March 31, 2024 and 2023, respectively. The increase was primarily due to higher treasury stock purchases compared to the prior year period.

Working Capital
Working capital as of March 31, 2024 was $2,953 million, a decrease of $125 million compared to $3,078 million as of December 31, 2023. The decrease was driven by timing of disbursements and accrued expenses, partially offset by higher cash and lower inventory compared to the prior year period. As of March 31, 2024 and December 31, 2023, the ratio of current assets to current liabilities was 2.5 and 2.8, respectively.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. Grainger has various sources of financing available.

Total debt as a percent of total capitalization was 39.4% and 40.1% as of March 31, 2024 and December 31, 2023, respectively.

Grainger receives ratings from two independent credit rating agencies: Moody's Investor Service (Moody's) and Standard & Poor's (S&P). Both credit rating agencies currently rate the Company's corporate credit at investment grade.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the Company's credit ratings as of March 31, 2024:

	Corporate	Senior Unsecured	Short-term
Moody's	A2	A2	P1
S&P	A+	A+	A1

Commitments and Other Contractual Obligations
There were no material changes to the Company’s commitments and other contractual obligations from those disclosed in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2023 Form 10-K.

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

Note 1 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements of the Company's 2023 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s Condensed Consolidated Financial Statements.

There were no material changes to the Company's critical accounting estimates from those disclosed in Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2023 Form 10-K.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
From time to time in this Quarterly Report on Form 10-Q as well as in other written reports, communications and verbal statements, Grainger makes forward-looking statements that are not historical in nature but concern forecasts of future results, business plans, analyses, prospects, strategies, objectives and other matters that may be deemed to be “forward-looking statements” under the federal securities laws. Forward-looking statements can generally be identified by their use of terms such as “estimate,” “believe,” “expect,” “could,” “may,” "continue," “plan,” “predict,” “will,” or “would,” and similar terms and phrases, including references to assumptions.

Grainger cannot guarantee that any forward-looking statement will be realized and achievement of future results is subject to risks and uncertainties, many of which are beyond Grainger’s control, which could cause Grainger’s results to differ materially from those that are presented.

Important factors that could cause actual results to differ materially from those presented or implied in the forward-looking statements include, without limitation: inflation, higher product costs or other expenses, including operational and administrative expenses; the impact of macroeconomic pressures and geopolitical trends, changes and events; a major loss of customers; loss or disruption of sources of supply; changes in customer or product mix; increased competitive pricing pressures; changes in third party practices regarding digital advertising; failure to enter into or sustain contractual arrangements on a satisfactory basis with group purchasing organizations; failure to develop, manage or implement new technology initiatives or business strategies, including with respect to Grainger’s eCommerce platforms; failure to adequately protect intellectual property or successfully defend against infringement claims; fluctuations or declines in Grainger's gross profit margin; Grainger’s responses to market pressures; the outcome of pending and future litigation or governmental or regulatory proceedings, including with respect to wage and hour, anti-bribery and corruption, environmental, regulations related to advertising, marketing and the Internet, consumer protection, pricing (including disaster or emergency declaration pricing statutes), product liability, compliance or safety, trade and export compliance, general commercial disputes, or privacy and cybersecurity matters; investigations, inquiries, audits and changes in laws and regulations; failure to comply with laws, regulations and standards, including new or stricter environmental laws or regulations; government contract matters; the impact of any government shutdown; disruption or breaches of information technology or data security systems involving Grainger or third parties on which Grainger depends; general industry, economic, market or political conditions; general global economic conditions including tariffs and trade issues and policies; currency exchange rate fluctuations; market volatility, including price and trading volume volatility or price declines of Grainger’s common stock; commodity price volatility; facilities disruptions or shutdowns; higher fuel costs or disruptions in transportation services; outbreaks of pandemic disease or viral contagions; natural or human induced disasters, extreme weather and other catastrophes or conditions; effects of climate change; failure to execute on our efforts and programs related to environmental, social and governance matters; competition for, or failure to attract, retain, train, motivate and develop executives and key team members; loss of key members of management or key team members; loss of operational flexibility and potential for work stoppages or slowdowns if team members unionize or join a collective bargaining arrangement; changes in effective tax rates; changes in credit ratings or outlook; Grainger’s incurrence of indebtedness or failure to comply with restrictions and obligations under its debt agreements and instruments; and other factors identified under Part I, Item 1A: Risk Factors and elsewhere in Grainger's latest Form 10-K, as updated from time to time in Grainger's Quarterly Form 10-Q.

The preceding list is not intended to be an exhaustive list of all of the factors that could impact Grainger's forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on Grainger’s forward-looking statements and Grainger undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

W.W. Grainger, Inc. and Subsidiaries

Item 3: Quantitative and Qualitative Disclosures About Market Risk
Grainger’s primary market risk exposures include changes in foreign currency exchange and interest rates.

There were no material changes to the Company’s market risk from those described in Part II, Item 7A: Quantitative and Qualitative Disclosures About Market Risk in the Company's 2023 Form 10-K.

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

Changes in Internal Control Over Financial Reporting
There were no changes in Grainger's internal control over financial reporting for the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings
For an update to the description of the Company’s legal proceedings, see Note 8 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1: Financial Information of this Form 10-Q.

Item 1A: Risk Factors
There have been no material changes from the risk factors previously disclosed in Part 1, Item 1A: Risk Factors in the Company's 2023 Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities – First Quarter 2024

Period	Total Number of Shares Purchased (A)(B)	Average Price Paid per Share (C)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (D)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Jan. 1 – Jan. 31	139,376	$850.11	139,376	1,412,550
Feb. 1 – Feb. 29	92,896	$948.43	92,896	1,319,654
Mar. 1 – Mar 31	68,171	$994.45	68,065	1,251,589
Total	300,443		300,337

A.There were no shares withheld to satisfy tax withholding obligations.
B.The difference of 106 shares between the Total Number of Shares Purchased and the Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs represents shares purchased by the administrator and record keeper of the W.W. Grainger, Inc. Retirement Savings Plan for the benefit of the employees who participate in the plan.
C.Average price paid per share excludes commissions of $0.02 per share paid.
D.Purchases were made pursuant to a share repurchase program approved by Grainger's Board of Directors and announced on April 28, 2021 (2021 Program). The 2021 Program authorized the repurchase of up to five million shares with no expiration date. On April 24, 2024, Grainger's Board of Directors authorized a program for the Company to repurchase an aggregate amount of up to five million shares in the open market, through privately negotiated transactions and block transactions, pursuant to a trading plan or otherwise (2024 Program) with no expiration date. In authorizing the 2024 Program, the Board of Directors also terminated the repurchase program authorized on April 28, 2021.

Item 5: Other Information
None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended March 31, 2024.

W.W. Grainger, Inc. and Subsidiaries
Item 6: Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	2024 Form of W.W. Grainger, Inc. 2022 Incentive Plan Restricted Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers*
10.2	2024 Form of W.W. Grainger, Inc. 2022 Incentive Plan Performance Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers*
10.3	2024 Form of Confidentiality, Invention Assignment, Non-Competition and Non-Solicitation Agreement between W.W. Grainger, Inc. and certain of its executive officers*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(*) Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. GRAINGER, INC.
Date:	April 25, 2024	By:	/s/ Deidra C. Merriwether
Deidra C. Merriwether
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)
Date:	April 25, 2024	By:	/s/ Laurie R. Thomson
Laurie R. Thomson
Vice President and Controller
(Principal Accounting Officer)