Form 10-Q
period 2024-06-30
W.W. GRAINGER, INC.
filed 2024-08-01
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
Yes ☐  No ☒

There were 48,825,703 shares of the Company’s Common Stock outstanding as of July 25, 2024.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions of dollars and shares, except for per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$4,312	$4,182	$8,547	$8,273
Cost of goods sold	2,618	2,538	5,185	4,995
Gross profit	1,694	1,644	3,362	3,278
Selling, general and administrative expenses	1,045	983	2,044	1,937
Operating earnings	649	661	1,318	1,341
Other expense (income):
Interest expense – net	20	24	41	48
Other – net	(7)	(8)	(14)	(14)
Total other expense – net	13	16	27	34
Earnings before income taxes	636	645	1,291	1,307
Income tax provision	146	155	304	309
Net earnings	490	490	987	998
Less net earnings attributable to noncontrolling interest	20	20	39	40
Net earnings attributable to W.W. Grainger, Inc.	$470	$470	$948	$958
Earnings per share:
Basic	$9.54	$9.32	$19.20	$18.98
Diluted	$9.51	$9.28	$19.13	$18.89
Weighted average number of shares outstanding:
Basic	49.0	50.1	49.1	50.2
Diluted	49.2	50.3	49.3	50.4

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net earnings	$490	$490	$987	998
Other comprehensive earnings (losses):
Foreign currency translation adjustments – net of reclassification to earnings	(57)	(32)	(111)	(30)
Postretirement benefit plan losses and other – net of tax benefits of $1, $1, $2, and $2, respectively	(4)	(3)	(7)	(6)
Total other comprehensive earnings (losses)	(61)	(35)	(118)	(36)
Comprehensive earnings – net of tax	429	455	869	962
Less comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	20	20	39	40
Foreign currency translation adjustments	(20)	(27)	(42)	(32)
Total comprehensive earnings (losses) attributable to noncontrolling interest	—	(7)	(3)	8
Comprehensive earnings attributable to W.W. Grainger, Inc.	$429	$462	$872	$954

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except for share and per share amounts)

	As of
Assets	(Unaudited) June 30, 2024	December 31, 2023
Current assets
Cash and cash equivalents	$769	$660
Accounts receivable (less allowances for credit losses of $37 and $35, respectively)	2,344	2,192
Inventories – net	2,169	2,266
Prepaid expenses and other current assets	239	156
Total current assets	5,521	5,274
Property, buildings and equipment – net	1,667	1,658
Goodwill	360	370
Intangibles – net	237	234
Operating lease right-of-use	396	429
Other assets	171	182
Total assets	$8,352	$8,147

Liabilities and shareholders' equity
Current liabilities
Current maturities	$505	$34
Trade accounts payable	1,106	954
Accrued compensation and benefits	254	327
Operating lease liability	72	71
Accrued expenses	424	397
Income taxes payable	36	48
Total current liabilities	2,397	1,831
Long-term debt	1,783	2,266
Long-term operating lease liability	352	381
Deferred income taxes and tax uncertainties	117	104
Other non-current liabilities	116	124
Shareholders' equity
Cumulative preferred stock – $5 par value – 12,000,000 shares authorized; none issued or outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; 109,659,219 shares issued	55	55
Additional contributed capital	1,371	1,355
Retained earnings	12,917	12,162
Accumulated other comprehensive losses	(248)	(172)
Treasury stock, at cost – 60,777,600 and 60,341,817 shares, respectively	(10,818)	(10,285)
Total W.W. Grainger, Inc. shareholders’ equity	3,277	3,115
Noncontrolling interest	310	326
Total shareholders' equity	3,587	3,441
Total liabilities and shareholders' equity	$8,352	$8,147

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net earnings	$987	$998
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses	12	9
Deferred income taxes and tax uncertainties	15	17
Depreciation and amortization	116	102
Non-cash lease expense	41	38
Stock-based compensation	34	31
Change in operating assets and liabilities:
Accounts receivable	(205)	(303)
Inventories	71	28
Prepaid expenses and other assets	(42)	93
Trade accounts payable	184	147
Operating lease liabilities	(47)	(42)
Accrued liabilities	(18)	(169)
Income taxes – net	(62)	(28)
Other non-current liabilities	(14)	(17)
Net cash provided by operating activities	1,072	904
Cash flows from investing activities:
Capital expenditures	(195)	(193)
Proceeds from sale of assets	1	2
Other – net	17	—
Net cash used in investing activities	(177)	(191)
Cash flows from financing activities:
Proceeds from debt	3	6
Payments of debt	(17)	(18)
Proceeds from stock options exercised	10	28
Payments for employee taxes withheld from stock awards	(40)	(29)
Purchases of treasury stock	(512)	(313)
Cash dividends paid	(206)	(194)
Other – net	(1)	(1)
Net cash used in financing activities	(763)	(521)
Exchange rate effect on cash and cash equivalents	(23)	(2)
Net change in cash and cash equivalents	109	190
Cash and cash equivalents at beginning of year	660	325
Cash and cash equivalents at end of period	$769	$515
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

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)
(Unaudited)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2024	$55	$1,355	$12,162	$(172)	$(10,285)	$326	$3,441
Stock-based compensation	—	8	—	—	2	—	10
Purchases of treasury stock	—	—	—	—	(277)	—	(277)
Net earnings	—	—	478	—	—	19	497
Other comprehensive earnings (losses)	—	—	—	(35)	—	(22)	(57)
Cash dividends paid ($1.86 per share)	—	—	(92)	—	—	(13)	(105)
Balance at March 31, 2024	$55	$1,363	$12,548	$(207)	$(10,560)	$310	$3,509
Stock-based compensation	—	8	—	—	(15)	1	(6)
Purchases of treasury stock	—	—	—	—	(243)	(1)	(244)
Net earnings	—	—	470	—	—	20	490
Other comprehensive earnings (losses)	—	—	—	(41)	—	(20)	(61)
Cash dividends paid ($2.05 per share)	—	—	(101)	—	—	—	(101)
Balance at June 30, 2024	$55	$1,371	$12,917	$(248)	$(10,818)	$310	$3,587

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

The Company's presentation of revenue by reportable segment and customer industry most reasonably depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic and market-specific factors. The majority of Company revenue originates from contracts with a single performance obligation to deliver products, whereby performance obligations are satisfied when control of the product is transferred to the customer per the arranged shipping terms.

The following tables present the Company's percentage of revenue by reportable segment and by customer industry:

	Three Months Ended June 30,
	2024			2023
Customer Industry(1)	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)
Manufacturing	31%	30%	31%	29%	30%	30%
Government	19%	3%	16%	21%	3%	18%
Wholesale	7%	18%	9%	7%	16%	8%
Commercial Services	7%	12%	8%	7%	12%	8%
Contractors	5%	12%	6%	5%	12%	6%
Healthcare	7%	2%	6%	7%	2%	6%
Retail	4%	4%	4%	4%	4%	4%
Transportation	4%	2%	4%	4%	2%	4%
Utilities	3%	2%	3%	3%	2%	2%
Warehousing	3%	—%	2%	4%	1%	3%
Other(3)	10%	15%	11%	9%	16%	11%
Total net sales	100%	100%	100%	100%	100%	100%
Percent of total company revenue	80%	18%	100%	80%	18%	100%

(1) Customer industry results for the three months ended June 30, 2024 and 2023 primarily use the North American Industry Classification System (NAICS). As customers' businesses evolve, industry classifications may change. When these changes occur, Grainger does not recast the customer classification for prior periods as the industry used in the prior period was appropriate at the point-in-time. As a result, year-over-year changes may be impacted.

(2) Total Company includes other businesses, which includes the Cromwell business. Other businesses account for approximately 2% of Total Company revenue for both the three months ended June 30, 2024 and 2023.

(3) Other primarily includes revenue from industries and customers that are not material individually, including hospitality, restaurants, property management and natural resources.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30,
	2024			2023
Customer Industry(1)	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)
Manufacturing	31%	29%	31%	30%	30%	30%
Government	19%	3%	16%	20%	3%	16%
Wholesale	7%	18%	9%	7%	16%	9%
Commercial Services	7%	12%	8%	7%	12%	8%
Contractors	5%	11%	6%	5%	12%	6%
Healthcare	7%	1%	6%	7%	2%	6%
Retail	4%	4%	4%	4%	4%	4%
Transportation	4%	2%	4%	4%	2%	4%
Utilities	3%	2%	3%	3%	2%	3%
Warehousing	3%	1%	2%	4%	1%	3%
Other(3)	10%	17%	11%	9%	16%	11%
Total net sales	100%	100%	100%	100%	100%	100%
Percent of total company revenue	80%	18%	100%	80%	18%	100%

(1) Customer industry results for the six months ended June 30, 2024 and 2023 primarily use the North American Industry Classification System (NAICS). As customers' businesses evolve, industry classifications may change. When these changes occur, Grainger does not recast the customer classification for prior periods as the industry used in the prior period was appropriate at the point-in-time. As a result, year-over-year changes may be impacted.

(2) Total Company includes other businesses, which includes the Cromwell business. Other businesses account for approximately 2% of Total Company revenue for both the six months ended June 30, 2024 and 2023.

(3) Other primarily includes revenue from industries and customers that are not material individually, including hospitality, restaurants, property management and natural resources.

Total accrued sales incentives are recorded in Accrued expenses and were approximately $109 million and $114 million as of June 30, 2024 and December 31, 2023, respectively.

The Company had no material unsatisfied performance obligations, contract assets or liabilities as of June 30, 2024 and December 31, 2023.

NOTE 3 - PROPERTY, BUILDINGS AND EQUIPMENT
Property, buildings and equipment consisted of the following (in millions of dollars):

	As of
	June 30, 2024	December 31, 2023
Land and land improvements	$397	$397
Building, structures and improvements	1,524	1,469
Furniture, fixtures, machinery and equipment	1,859	1,852
Property, buildings and equipment	$3,780	$3,718
Less accumulated depreciation	2,113	2,060
Property, buildings and equipment – net	$1,667	$1,658

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS
The Company did not identify any significant events or changes in circumstances that indicated the existence of impairment indicators during the three and six months ended June 30, 2024. As such, quantitative assessments were not required.

The balances and changes in the carrying amount of goodwill by segment are as follows (in millions of dollars):

	High-Touch Solutions N.A.	Endless Assortment	Total
Balance at January 1, 2023	$313	$58	$371
Translation	2	(3)	(1)
Balance at December 31, 2023	315	55	370
Translation	(4)	(6)	(10)
Balance at June 30, 2024	$311	$49	$360
The Company's cumulative goodwill impairments as of June 30, 2024 were $137 million. No goodwill impairments were recorded for the three and six months ended June 30, 2024 and 2023.
The balances and changes in intangible assets – net are as follows (in millions of dollars):

		As of
		June 30, 2024			December 31, 2023
	Weighted average life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer lists and relationships	10.6 years	$164	$153	$11	$166	$153	$13
Trademarks, trade names and other	14.9 years	31	24	7	31	23	8
Non-amortized trade names and other	Indefinite	18	—	18	20	—	20
Capitalized software	4.3 years	690	489	201	659	466	193
Total intangible assets	6.1 years	$903	$666	$237	$876	$642	$234

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5 - DEBT
Total debt, including long-term and current maturities, consisted of the following (in millions of dollars):

	As of
	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.60% senior notes due 2045	$1,000	$897	$1,000	$967
1.85% senior notes due 2025	—	—	500	483
3.75% senior notes due 2046	400	312	400	336
4.20% senior notes due 2047	400	333	400	361
Debt issuance costs – net of amortization and other	(17)	(17)	(34)	(34)
Long-term debt	1,783	1,525	2,266	2,113
1.85% senior notes due 2025	500	489	—	—
Japanese yen term loan	14	14	32	32
Other	(9)	(9)	2	2
Current maturities	505	494	34	34
Total debt	$2,288	$2,019	$2,300	$2,147

Senior Notes
Between 2015 and 2020, Grainger issued $2.3 billion in unsecured debt (Senior Notes) primarily to provide flexibility in funding general working capital needs, share repurchases and long-term cash requirements. The Senior Notes require no principal payments until maturity and interest is paid semi-annually.

The Company incurred debt issuance costs related to its Senior Notes, representing underwriting fees and other expenses. These costs were recorded as a contra-liability in Long-term debt and are being amortized over the term of the Senior Notes using the straight-line method to Interest expense – net. As of June 30, 2024 and December 31, 2023, the unamortized costs were $18 million and $19 million, respectively.

The Company uses interest rate swaps to manage the risks associated with its 1.85% Senior Notes. These swaps were designated for hedge accounting treatment as fair value hedges. The resulting carrying value adjustments are presented in Other in Current maturities as of June 30, 2024 and Other in Long-term debt as of December 31, 2023 in the table above. For further discussion on the Company's hedge accounting policies, see Note 6.

MonotaRO Term Loan
In August 2020, MonotaRO Co., Ltd (MonotaRO) entered into a ¥9 billion term loan agreement to fund technology investments and the expansion of its distribution center (DC) network. As of June 30, 2024 and December 31, 2023, the carrying amount of the term loan in Current maturities was $14 million and $32 million, respectively. The term loan matures in August 2024 and bears an average interest rate of 0.05%.

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

Fair Value Hedges
The Company uses interest rate swaps to hedge a portion of its fixed-rate debt. These swaps are treated as fair value hedges and consequently the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item, are recognized in the Condensed Consolidated Statements of Earnings in Interest expense – net. The notional amount of the Company’s outstanding fair value hedges as of June 30, 2024 and December 31, 2023 was $450 million.

Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, no recognition of ineffectiveness was recorded for the three and six months ended June 30, 2024 and 2023.

The liability hedged by the interest rate swaps is recorded in Current maturities as of June 30, 2024 and Long-term debt as of December 31, 2023 on the Condensed Consolidated Balance Sheets. The carrying amount of the hedged item, including the cumulative amount of fair value hedging adjustments was $438 million as of June 30, 2024 and $432 million as of December 31, 2023.

The interest rate swaps are reported on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 as shown in the following table (in millions of dollars):

	As of
	June 30, 2024	December 31, 2023
Accrued expenses	$11	$—
Other non-current liabilities	$—	$16

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

The Company's corporate costs are allocated to each reportable segment based on benefits received. Additionally, intersegment sales transactions, which are sales between Grainger businesses in separate reportable segments, are eliminated within the segment to present only the impact of sales to external customers. Service fees for intersegment sales are included in each reportable segment's Selling, general and administrative expenses (SG&A) and are also eliminated in the Company's Condensed Consolidated Financial Statements.

Following is a summary of segment results (in millions of dollars):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Net sales	Operating earnings (losses)	Net sales	Operating earnings (losses)	Net sales	Operating earnings (losses)	Net sales	Operating earnings (losses)
High-Touch Solutions N.A.	$3,458	$591	$3,355	$600	$6,863	$1,201	$6,649	$1,221
Endless Assortment	776	61	751	65	1,527	120	1,475	123
Other	78	(3)	76	(4)	157	(3)	149	(3)
Total Company	$4,312	$649	$4,182	$661	$8,547	$1,318	$8,273	$1,341

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

NOTE 9 - SUBSEQUENT EVENTS
On July 31, 2024, the Company’s Board of Directors declared a quarterly dividend of $2.05 per share, payable September 1, 2024, to shareholders of record on August 12, 2024.

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

Recent Events
Macroeconomic Conditions
The global economy continues to experience volatility and uncertainty including to the commodity, labor and transportation markets, arising from a combination of geopolitical conditions and events, and various economic and financial factors. These conditions have affected the Company's operations and may continue to affect the Company's business, financial condition and results of operations.

The Company continues to monitor economic conditions in the U.S. and globally, and the impact of macroeconomic pressures, including repercussions from changes in interest rates, currency exchange fluctuations, changing inflationary environment, and a potential recession on the Company’s business, customers, suppliers and other third parties. The Company has implemented strategies designed to mitigate certain adverse effects from the impact of the changing inflationary environment while remaining market price competitive. Historically, the Company’s broad and diverse customer base and the nondiscretionary nature of the Company’s products to its customers has helped to insulate it from the effects of recessionary periods in the industrial MRO market. The full extent and impact of these conditions are uncertain and cannot be predicted at this time.

For further discussion of the Company's risks and uncertainties, see Part I, Item 1A: Risk Factors in the Company’s 2023 Form 10-K.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Results of Operations –Three Months Ended June 30, 2024
In this section, Grainger utilizes non-GAAP measures where it believes it will assist users of its financial statements in understanding its business. For further information regarding the Company's non-GAAP measures including reconciliations to the most directly comparable GAAP measure, see below "Non-GAAP Measures."

The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings for three months ended June 30, 2024 and 2023 (in millions of dollars except per share amounts):

	Three Months Ended June 30,
			% Change	% of Net Sales
	2024	2023		2024	2023
Net sales(1)	$4,312	$4,182	3.1%	100.0%	100.0%
Cost of goods sold	2,618	2,538	3.2	60.7	60.7
Gross profit	1,694	1,644	3.0	39.3	39.3
Selling, general and administrative expenses	1,045	983	6.3	24.2	23.5
Operating earnings	649	661	(1.8)	15.1	15.8
Other expense – net	13	16	(18.8)	0.3	0.4
Income tax provision	146	155	(5.8)	3.4	3.7
Net earnings	490	490	—	11.4	11.7
Noncontrolling interest	20	20	—	0.5	0.5
Net earnings attributable to W.W. Grainger, Inc.	$470	$470	—	10.9%	11.2%
Diluted earnings per share	$9.51	$9.28	2.5%

(1) For further information regarding the Company's disaggregated revenue, see Note 2 of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1: Financial Statements of this Form 10-Q.

The following table is included as an aid to understanding the changes of Grainger's total net sales, daily net sales and daily, organic constant currency net sales from the prior period for the three months ended June 30, 2024 and 2023 (in millions of dollars):

	Three Months Ended June 30,
	2024	% Change(1)	2023	% Change(1)
Net sales	$4,312	3.1%	$4,182	9.0%

Daily net sales(2)	$67.4	3.1%	$65.3	9.0%

Daily, organic constant currency net sales(2)	$68.7	5.1%	$66.0	10.1%

(1) Calculated on the basis of prior year net sales for the three months ended June 30, 2024 and 2023.
(2) Daily net sales are adjusted for the difference in U.S. selling days relative to the prior year period. Daily, organic constant currency net sales are also adjusted to exclude the impact on net sales due to year-over-year foreign currency exchange rate fluctuations and the prior year period results of E & R Industrial Sales, Inc. (E&R) divested in the fourth quarter of 2023. There were 64 sales days in the three months ended June 30, 2024 and 2023. For further information regarding the Company's non-GAAP measures, including reconciliations to the most directly comparable GAAP measure, see below "Non-GAAP Measures."

Net sales of $4,312 million for the three months ended June 30, 2024 increased $130 million, or 3%, and on a daily, organic constant currency basis net sales increased 5% compared to the same period in 2023. Both High-Touch Solutions N.A. and the Endless Assortment segments contributed to sales growth in the second quarter of 2024. For further discussion on the Company's net sales, see the Segment Analysis section below.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Gross profit of $1,694 million for the three months ended June 30, 2024 increased $50 million, or 3%. Gross profit margin was 39.3% for both the second quarter of 2024 and 2023. For further discussion on the Company's gross profit, see the Segment Analysis section below.

Selling, general and administrative (SG&A) expenses of $1,045 million for the three months ended June 30, 2024 increased $62 million, or 6%, compared to the same period in 2023. Adjusted SG&A of $1,029 million increased $46 million, or 5% driven by higher marketing and payroll and benefit expenses in the second quarter of 2024. Adjusted SG&A leverage decreased 40 basis points compared to the same period in 2023.

Operating earnings of $649 million for the three months ended June 30, 2024 decreased $12 million, or 2%, compared to the same period in 2023. Adjusted operating earnings of $665 million increased $4 million, or 1%, due to higher gross profit dollars, partially offset by increased SG&A expenses in the second quarter of 2024.

Income tax expense of $146 million and $155 million represents effective tax rates of 22.9% and 24.0% for the three months ended June 30, 2024 and 2023, respectively. Adjusted income tax expense of $150 million represents an adjusted effective tax rate of 22.9%. The decrease in the effective tax rate was primarily due to increased benefits from tax credits compared to the same period in 2023.

Diluted earnings per share was $9.51 and adjusted diluted earnings per share was $9.76 for the three months ended June 30, 2024. On an adjusted basis, this was an increase of 5.2% compared to $9.28 for the same period in 2023.

Segment Analysis
In this section, Grainger utilizes non-GAAP measures where it believes it will assist users of its financial statements in understanding its business. For further information regarding the Company's non-GAAP measures including reconciliations to the most directly comparable GAAP measure, see below "Non-GAAP Measures." For further     segment information, see Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1: Financial Statements of this Form 10-Q.

High-Touch Solutions N.A.
The following table shows reported segment results (in millions of dollars):

	Three Months Ended June 30,
	2024	2023	% Change
Net sales	$3,458	$3,355	3.1%

Gross profit	$1,443	$1,398	3.2%
Selling, general and administrative expenses	$852	$798	6.8%
Operating earnings	$591	$600	(1.5)%

Net sales of $3,458 million for the three months ended June 30, 2024 increased $103 million, or 3%, and on a daily, organic constant currency basis increased 4% compared to the same period in 2023. The increase was primarily due to volume.

Gross profit of $1,443 million for the three months ended June 30, 2024 increased $45 million, or 3%. Gross profit margin was 41.7% for both the second quarter of 2024 and 2023.

SG&A of $852 million for the three months ended June 30, 2024 increased $54 million, or 7%, compared to the same period in 2023. Adjusted SG&A of $837 million increased $39 million, or 5%, primarily due to higher marketing and occupancy expenses in the second quarter of 2024. Adjusted SG&A leverage decreased 40 basis points compared to the same period in 2023.

Operating earnings of $591 million for the three months ended June 30, 2024 decreased $9 million, or 2%, compared to the same period in 2023. Adjusted operating earnings of $606 million increased $6 million, or 1%.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Endless Assortment
The following table shows reported segment results (in millions of dollars):

	Three Months Ended June 30,
	2024	2023	% Change
Net sales	$776	$751	3.3%

Gross profit	$229	$224	2.2%
Selling, general and administrative expenses	$168	$159	5.7%
Operating earnings	$61	$65	(6.2)%

Net sales of $776 million for the three months ended June 30, 2024 increased $25 million, or 3%, and on a daily constant currency basis increased 12% compared to the same period in 2023. The increase was due to sales growth of 12%, driven by customer acquisition for the segment and enterprise growth at MonotaRO, partially offset by declining non-core, consumer-like customers at Zoro. Sales growth was offset by unfavorable currency exchange of 9% due to changes in the exchange rate between the U.S. dollar and the Japanese yen.

Gross profit of $229 million for the three months ended June 30, 2024 increased $5 million, or 2%, and gross profit margin of 29.5% decreased 20 basis points compared to the same period in 2023. The decrease was primarily driven by unfavorable product and customer mix.

SG&A of $168 million for the three months ended June 30, 2024 increased $9 million, or 6%, compared to the same period in 2023. The increase was due to higher marketing expenses in the second quarter of 2024. SG&A leverage decreased 50 basis points compared to the same period in 2023.

Operating earnings of $61 million for the three months ended June 30, 2024 decreased $4 million, or 6%, compared to the same period in 2023.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Six Months Ended June 30, 2024
In this section, Grainger utilizes non-GAAP measures where it believes it will assist users of its financial statements in understanding its business. For further information regarding the Company's non-GAAP measures including reconciliations to the most directly comparable GAAP measure, see below "Non-GAAP Measures."

The following table is included as an aid to understanding the changes in Grainger's Condensed Consolidated Statements of Earnings (in millions of dollars except per share amounts):

	Six Months Ended June 30,
			Percent Increase/(Decrease) from Prior Year	As a Percent of Net Sales
	2024	2023		2024	2023
Net sales(1)	$8,547	$8,273	3.3%	100.0%	100.0%
Cost of goods sold	5,185	4,995	3.8	60.7	60.4
Gross profit	3,362	3,278	2.6	39.3	39.6
Selling, general and administrative expenses	2,044	1,937	5.5	23.9	23.4
Operating earnings	1,318	1,341	(1.7)	15.4	16.2
Other expense – net	27	34	(20.6)	0.2	0.4
Income tax provision	304	309	(1.6)	3.6	3.7
Net earnings	987	998	(1.1)	11.6	12.1
Noncontrolling interest	39	40	(2.5)	0.5	0.5
Net earnings attributable to W.W. Grainger, Inc.	$948	$958	(1.0)	11.1%	11.6%
Diluted earnings per share	$19.13	$18.89	1.3%

(1) For further information regarding the Company's disaggregated revenue, see Note 2 of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1: Financial Statements of this Form 10-Q.

The following table is included as an aid to understanding the changes of Grainger's total net sales, daily net sales and daily, organic constant currency net sales compared from the prior period for the six months ended June 30, 2024 and 2023 (in millions of dollars):

	Six Months Ended June 30,
	2024	% Change(1)	2023	% Change(1)
Net sales	$8,547	3.3%	$8,273	10.6%

Daily net sales(2)	$66.8	3.3%	$64.6	10.6%

Daily, organic constant currency net sales(2)	$67.9	5.0%	$65.6	12.3%

(1) Calculated on the basis of prior year net sales for the six months ended June 30, 2024 and 2023.
(2) Daily net sales are adjusted for the difference in U.S. selling days relative to the prior year period. Daily, organic constant currency net sales are also adjusted to exclude the impact on net sales due to year-over-year foreign currency exchange rate fluctuations and the prior year period results of E&R divested in the fourth quarter of 2023. There were 128 sales days in the six months ended June 30, 2024 and 2023. For further information regarding the Company's non-GAAP measures, including reconciliations to the most directly comparable GAAP measure, see below "Non-GAAP Measures."

Net sales of $8,547 million for the six months ended June 30, 2024 increased $274 million, or 3%, and on a daily, organic constant currency basis increased 5% compared to the same period in 2023. Both High-Touch Solutions N.A. and the Endless Assortment segments contributed to sales growth in the first half of 2024. For further discussion on the Company's net sales, see the Segment Analysis section below.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Gross profit of $3,362 million for the six months ended June 30, 2024 increased $84 million, or 3%, and gross profit margin of 39.3% decreased 30 basis points compared to the same period in 2023. For further discussion on the Company's gross profit, see the Segment Analysis section below.

SG&A of $2,044 million for the six months ended June 30, 2024 increased $107 million, or 6%, compared to the same period in 2023. Adjusted SG&A of $2,028 million increased $91 million, or 5%, driven by higher marketing and payroll and benefit expenses in 2024. Adjusted SG&A leverage decreased 30 basis points compared to the same period in 2023.

Operating earnings of $1,318 million for the six months ended June 30, 2024 decreased $23 million, or 2%, compared to the same period in 2023. Adjusted operating earnings of $1,334 million decreased $7 million, or 1%.

Income taxes of $304 million for the six months ended June 30, 2024 decreased $5 million or 2%, compared to the same period in 2023. Adjusted income taxes of $308 million decreased $1 million. Grainger's effective tax rates were 23.5% and 23.6% for the six months ended June 30, 2024 and 2023, respectively. The adjusted effective tax rate for the six months ended June 30, 2024 was 23.5%.

Diluted earnings per share was $19.13 and adjusted diluted earnings per share was $19.37 for the six months ended June 30, 2024. On an adjusted basis, this was an increase of 3% compared to $18.89 for the same period in 2023.

Segment Analysis
In this section, Grainger utilizes non-GAAP measures where it believes it will assist users of its financial statements in understanding its business. For further information regarding the Company's non-GAAP measures including reconciliations to the most directly comparable GAAP measure, see "Non-GAAP Measures." For further segment information, see Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1: Financial Statements of this Form 10-Q.

High-Touch Solutions N.A.
The following table shows reported segment results (in millions of dollars):

	Six Months Ended June 30,
	2024	2023	% Change
Net sales	$6,863	$6,649	3.2%

Gross profit	$2,866	$2,795	2.5%
Selling, general and administrative expenses	$1,665	$1,574	5.8%
Operating earnings	$1,201	$1,221	(1.6)%

Net sales of $6,863 million for the six months ended June 30, 2024 increased $214 million, or 3%, and on a daily, organic constant currency basis increased 4% compared to the same period in 2023. The increase was primarily due to volume.

Gross profit of $2,866 million for the six months ended June 30, 2024 increased $71 million, or 3%, and gross profit margin of 41.8% decreased 20 basis points compared to the same period in 2023. The decrease was primarily driven by negative price cost spread due to timing.

SG&A of $1,665 million for the six months ended June 30, 2024 increased $91 million, or 6%, compared to the same period in 2023. Adjusted SG&A of $1,650 million increased $76 million, or 5%. The increase was primarily due to higher marketing expenses in 2024. Adjusted SG&A leverage decreased 50 basis points compared to the same period in 2023.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Operating earnings of $1,201 million for the six months ended June 30, 2024 decreased $20 million, or 2%, compared to the same period in 2023. Adjusted operating earnings of $1,216 million decreased $5 million.

Endless Assortment
The following table shows reported segment results (in millions of dollars):

	Six Months Ended June 30,
	2024	2023	% Change
Net sales	$1,527	$1,475	3.5%

Gross profit	$449	$438	2.5%
Selling, general and administrative expenses	$329	$315	4.4%
Operating earnings	$120	$123	(2.4)%

Net sales of $1,527 million for the six months ended June 30, 2024 increased $52 million, or 4% and on a daily constant currency basis increased 11% compared to the same period in 2023. The increase was due to sales growth of 11% driven by customer acquisition for the segment and enterprise growth at MonotaRO, partially offset by unfavorable foreign exchange of 7% due to changes in the exchange rate between the U.S. dollar and the Japanese yen.

Gross profit of $449 million for the six months ended June 30, 2024 increased $11 million, or 3%, and gross profit margin of 29.4% decreased 30 basis points compared to the same period in 2023. The decrease was driven by unfavorable product mix, partially offset by freight efficiencies.

SG&A of $329 million for the six months ended June 30, 2024 increased $14 million, or 4%, compared to the same period in 2023. The increase was primarily due to higher marketing expenses in 2024. SG&A leverage decreased 20 basis points compared to the same period in 2023.

Operating earnings of $120 million for the six months ended June 30, 2024 decreased $3 million, or 2% compared to the same period in 2023.

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

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Restructuring Actions
In the second quarter of 2024, the Company recorded restructuring charges in SG&A of $15 million in the High-Touch Solutions N.A. segment and $1 million in Grainger's Other businesses. The charges consisted primarily of employee severance and benefit costs. The Company does not expect these actions to have a material effect on its future results of operations.

The following tables provide reconciliations of reported net sales growth from the prior year period in accordance with GAAP to the Company's non-GAAP measures daily net sales and daily, organic constant currency net sales for the three months ended June 30, 2024 and 2023 (in millions of dollars):

	Three Months Ended June 30,
	High-Touch Solutions N.A.		Endless Assortment		Total Company(1)
	2024	% Change(2)	2024	% Change(2)	2024	% Change(2)
Reported net sales	$3,458	3.1%	$776	3.3%	$4,312	3.1%

Daily net sales(3)	54.0	3.1	12.1	3.3	67.4	3.1
Foreign currency exchange(4)	—	—	1.0	8.4	1.0	1.5
Business divestiture(5)	0.3	0.6	—	—	0.3	0.5
Daily, organic constant currency net sales	$54.3	3.7%	$13.1	11.7%	$68.7	5.1%

	2023	% Change(2)	2023	% Change(2)	2023	% Change(2)
Reported net sales	$3,355	9.9%	$751	4.5%	$4,182	9.0%

Daily net sales(3)	52.4	9.9	11.7	4.5	65.3	9.0
Foreign currency exchange(4)	—	0.1	0.6	5.6	0.7	1.1
Daily, organic constant currency net sales	$52.4	10.0%	$12.3	10.1%	66.0	10.1%

(1) Total Company includes Other. Grainger's businesses reported in Other do not meet the criteria of a reportable segment.
(2) Compared to net sales in the prior year period.
(3) There were 64 sales days in the three months ended June 30, 2024 and 2023.
(4) Excludes the impact on net sales due to year-over-year foreign currency exchange rate fluctuations on a daily basis.
(5) Excludes the net sales results of the divested E&R business in the prior year period on a daily basis.

The following tables provide reconciliations of reported SG&A expenses, operating earnings, net earnings attributable to W.W. Grainger, Inc. and diluted earnings per share determined in accordance with GAAP to the Company's non-GAAP measures adjusted SG&A, adjusted operating earnings, adjusted net earnings attributable to W.W. Grainger, Inc. and adjusted diluted earnings per share for the three months ended June 30, 2024 and 2023 (in millions of dollars):

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 2024	Reported	Adjustment(1)	Adjusted	% Change Reported(2)	% Change Adjusted(2)
Selling, general and administrative expenses
High-Touch Solutions N.A.	$852	$(15)	$837
Endless Assortment	168	—	168
Other(3)	25	(1)	24
Selling, general and administrative expenses	$1,045	$(16)	$1,029	6.3%	4.7%

Earnings
High-Touch Solutions N.A.	$591	$15	$606
Endless Assortment	61	—	61
Other(3)	(3)	1	(2)
Operating earnings	$649	$16	$665	(1.8)%	0.6%
Total other expense – net	(13)	—	(13)
Income tax provision(4)	(146)	(4)	(150)
Net earnings	$490	$12	$502
Noncontrolling interest	(20)	—	(20)
Net earnings attributable to W.W. Grainger, Inc.	$470	$12	$482	—	2.6%
Diluted earnings per share	$9.51	$0.25	$9.76	2.5%	5.2%

Three Months Ended June 30, 2023	Reported	Adjustment(1)	Adjusted	% Change Reported(2)	% Change Adjusted(2)
Selling, general and administrative expenses
High-Touch Solutions N.A.	$798	$—	$798
Endless Assortment	159	—	159
Other(3)	26	—	26
Selling, general and administrative expenses	$983	$—	$983	8.4%	8.4%

Earnings
High-Touch Solutions N.A.	$600	$—	$600
Endless Assortment	65	—	65
Other(3)	(4)	—	(4)
Operating earnings	$661	$—	$661	23.5%	23.5%
Total other expense – net	(16)	—	(16)
Income tax provision	(155)	—	(155)
Net earnings	$490	$—	$490
Noncontrolling interest	(20)	—	(20)
Net earnings attributable to W.W. Grainger, Inc.	$470	$—	$470	26.5%	26.5%
Diluted earnings per share	$9.28	$—	$9.28	29.1%	29.1%

(1) Reflects restructuring costs incurred in the second quarter of 2024. There were no non-GAAP adjustments for the three months ended June 30, 2023.
(2) Compared to the reported and adjusted results of the prior year period.
(3) Grainger's businesses reported in Other do not meet the criteria of a reportable segment.
(4) Reflects a tax benefit related to the restructuring costs incurred in the second quarter of 2024. Grainger's reported and adjusted effective tax rates were 22.9% for the three months ended June 30, 2024.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following tables provide reconciliations of reported net sales growth from the prior year period in accordance with GAAP to the Company's non-GAAP measures daily net sales and daily, organic constant currency net sales for the six months ended June 30, 2024 and 2023 (in millions of dollars):

	Six months ended June 30,
	High-Touch Solutions N.A.		Endless Assortment		Total Company(1)
	2024	% Change(2)	2024	% Change(2)	2024	% Change(2)
Reported net sales	$6,863	3.2%	$1,527	3.5%	$8,547	3.3%

Daily net sales(3)	53.6	3.2	11.9	3.5	66.8	3.3
Foreign currency exchange(4)	—	(0.1)	0.9	7.4	0.8	1.2
Business divestiture(5)	0.3	0.6	—	—	0.3	0.5
Daily, organic constant currency net sales	$53.9	3.7%	$12.8	10.9%	$67.9	5.0%

	2023	% Change(2)	2023	% Change(2)	2023	% Change(2)
Reported net sales	$6,649	12.1%	$1,475	4.2%	$8,273	10.6%

Daily net sales(3)	51.9	12.1	11.5	4.2	64.6	10.6
Foreign currency exchange(4)	0.1	0.1	0.9	7.8	1.0	1.7
Daily, organic constant currency net sales	$52.0	12.2%	$12.4	12.0%	65.6	12.3%

(1) Total Company includes Other. Grainger's businesses reported in Other do not meet the criteria of a reportable segment.
(2) Compared to net sales in the prior year period.
(3) There were 128 sales days in the six months ended June 30, 2024 and 2023.
(4) Excludes the impact on net sales due to year-over-year foreign currency exchange rate fluctuations on a daily basis.
(5) Excludes the net sales results of the divested E&R business in the prior year period on a daily basis.

The following tables provide reconciliations of reported SG&A expenses, operating earnings, net earnings attributable to W.W. Grainger, Inc. and diluted earnings per share determined in accordance with GAAP to the Company's non-GAAP measures adjusted SG&A, adjusted operating earnings, adjusted net earnings attributable to W.W. Grainger, Inc. and adjusted diluted earnings per share for the six months ended June 30, 2024 and 2023 (in millions of dollars):

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Six Months Ended June 30, 2024	Reported	Adjustment(1)	Adjusted	% Change Reported(2)	% Change Adjusted(2)
Selling, general and administrative expenses
High-Touch Solutions N.A.	$1,665	$(15)	$1,650
Endless Assortment	329	—	329
Other(3)	50	(1)	49
Selling, general and administrative expenses	$2,044	$(16)	$2,028	5.5%	4.7%

Earnings
High-Touch Solutions N.A.	$1,201	$15	$1,216
Endless Assortment	120	—	120
Other(3)	(3)	1	(2)
Operating earnings	$1,318	$16	$1,334	(1.7)%	(0.5)%
Total other expense – net	(27)	—	(27)
Income tax provision(4)	(304)	(4)	(308)
Net earnings	$987	$12	$999
Noncontrolling interest	(39)	—	(39)
Net earnings attributable to W.W. Grainger, Inc.	$948	$12	$960	(1.0)%	0.2%
Diluted earnings per share	$19.13	$0.24	$19.37	1.3%	2.5%

Six Months Ended June 30, 2023	Reported	Adjustment(1)	Adjusted	% Change Reported(2)	% Change Adjusted(2)
Selling, general and administrative expenses
High-Touch Solutions N.A.	$1,574	$—	$1,574
Endless Assortment	315	—	315
Other(3)	48	—	48
Selling, general and administrative expenses	$1,937	$—	$1,937	10.3%	10.3%

Earnings
High-Touch Solutions N.A.	$1,221	$—	$1,221
Endless Assortment	123	—	123
Other(3)	(3)	—	(3)
Operating earnings	$1,341	$—	$1,341	25.5%	25.5%
Total other expense – net	(34)	—	(34)
Income tax provision	(309)	—	(309)
Net earnings	$998	$—	$998
Noncontrolling interest	(40)	—	(40)
Net earnings attributable to W.W. Grainger, Inc.	$958	$—	$958	30.0%	30.0%
Diluted earnings per share	$18.89	$—	$18.89	32.6%	32.6%

(1) Reflects restructuring costs incurred in the second quarter of 2024. There were no non-GAAP adjustments for the six months ended June 30, 2023.
(2) Compared to the reported and adjusted results of the prior year period.
(3) Grainger's businesses reported in Other do not meet the criteria of a reportable segment.
(4) Reflects a tax benefit related to the restructuring costs incurred in the second quarter of 2024. Grainger's reported and adjusted effective tax rates were 23.5% for the six months ended June 30, 2024.

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

Cash and Cash Equivalents
As of June 30, 2024 and December 31, 2023, Grainger had cash and cash equivalents of $769 million and $660 million, respectively. The Company had approximately $2.0 billion in available liquidity as of June 30, 2024.

Cash Flows
The following table shows the Company's cash flow activity for the periods presented (in millions of dollars):

	Six Months Ended June 30,
	2024	2023
Total cash provided by (used in):
Operating activities	$1,072	$904
Investing activities	(177)	(191)
Financing activities	(763)	(521)
Effect of exchange rate changes on cash and cash equivalents	(23)	(2)
Increase in cash and cash equivalents	$109	$190

Net cash provided by operating activities was $1,072 million and $904 million for the six months ended June 30, 2024 and 2023, respectively. The increase was driven by favorable changes in working capital and inventory management combined with supply chain efficiencies compared to the prior year period.

Net cash used in investing activities was $177 million and $191 million for the six months ended June 30, 2024 and 2023, respectively.

Net cash used in financing activities was $763 million and $521 million for the six months ended June 30, 2024 and 2023, respectively. The increase was primarily due to higher treasury stock purchases compared to the prior year period.

Working Capital
Working capital as of June 30, 2024 was $3,153 million, an increase of $75 million compared to $3,078 million as of December 31, 2023. The increase was driven by higher operating cash and increased accounts receivable. As of June 30, 2024 and December 31, 2023, the ratio of current assets to current liabilities was 2.7 and 2.8, respectively.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. Grainger has various sources of financing available.

Total debt as a percent of total capitalization was 38.9% and 40.1% as of June 30, 2024 and December 31, 2023, respectively.

Grainger receives ratings from two independent credit rating agencies: Moody's Investor Service (Moody's) and Standard & Poor's (S&P). Both credit rating agencies currently rate the Company's corporate credit at investment grade.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following table summarizes the Company's credit ratings as of June 30, 2024:

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

Changes in Internal Control Over Financial Reporting
There were no changes in Grainger's internal control over financial reporting for the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities – Second Quarter 2024

Period	Total Number of Shares Purchased (A)(B)	Average Price Paid per Share (C)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (D)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Apr. 1 – Apr. 30	90,304	$965.74	90,304	4,982,776
May 1 – May 31	87,326	$936.66	87,326	4,895,450
Jun. 1 – Jun. 30	80,049	$901.23	79,621	4,815,829
Total	257,679		257,251

A.There were no shares withheld to satisfy tax withholding obligations.
B.The difference of 428 shares between the Total Number of Shares Purchased and the Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs represents shares purchased by the administrator and record keeper of the W.W. Grainger, Inc. Retirement Savings Plan for the benefit of the employees who participate in the plan.
C.Average price paid per share excludes excise tax and commissions of $0.02 per share paid.
D.Prior to April 28, 2024, purchases were made pursuant to a share repurchase program approved by Grainger's Board of Directors and announced on April 28, 2021 (2021 Program). On April 24, 2024, Grainger's Board of Directors authorized a program for the Company to repurchase an aggregate amount of up to five million shares in the open market, through privately negotiated transactions and block transactions, pursuant to a trading plan or otherwise (2024 Program) with no expiration date. In authorizing the 2024 Program, the Board of Directors terminated the 2021 Program.

Item 5: Other Information
On June 6, 2024, Deidra C. Merriwether, Grainger’s Chief Financial Officer, adopted a written plan for the sale of shares received pursuant to the vesting of equity awards on November 1, 2024 and April 1, 2025. The aggregate number of shares subject to the plan is 4,675 and excludes shares withheld by the Company to satisfy income tax withholding obligations in connection with the net settlement of such equity award. The plan is a multi-trade plan, is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and will expire on September 30, 2025, or any earlier date on which all of the shares have been sold.
On June 17, 2024, D.G. Macpherson, Grainger’s Chief Executive Officer, adopted a written plan for the exercise of options and sale of shares received. The aggregate number of options subject to the plan is 46,063 and excludes shares withheld by the financial advisor to satisfy transaction costs and income tax withholding obligations in connection with the net settlement of the options and shares. The plan is a single-trade plan, is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and will expire on December 12, 2024, or any earlier date on which all of the shares have been sold.
None of the Company's other directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended June 30, 2024.

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

W.W. GRAINGER, INC.
Date:	August 1, 2024	By:	/s/ Deidra C. Merriwether
Deidra C. Merriwether
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)
Date:	August 1, 2024	By:	/s/ Laurie R. Thomson
Laurie R. Thomson
Vice President and Controller
(Principal Accounting Officer)