Form 10-Q
period 2024-09-30
W.W. GRAINGER, INC.
filed 2024-10-31
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
Yes ☐  No ☒

There were 48,700,165 shares of the Company’s Common Stock outstanding as of October 24, 2024.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions of dollars and shares, except for per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$4,388	$4,208	$12,935	$12,481
Cost of goods sold	2,668	2,553	7,853	7,548
Gross profit	1,720	1,655	5,082	4,933
Selling, general and administrative expenses	1,034	988	3,078	2,925
Operating earnings	686	667	2,004	2,008
Other expense (income):
Interest expense – net	19	22	60	70
Other – net	(4)	(7)	(18)	(21)
Total other expense – net	15	15	42	49
Earnings before income taxes	671	652	1,962	1,959
Income tax provision	166	159	470	468
Net earnings	505	493	1,492	1,491
Less net earnings attributable to noncontrolling interest	19	17	58	57
Net earnings attributable to W.W. Grainger, Inc.	$486	$476	$1,434	$1,434
Earnings per share:
Basic	$9.90	$9.47	$29.10	$28.45
Diluted	$9.87	$9.43	$29.00	$28.32
Weighted average number of shares outstanding:
Basic	48.8	49.9	49.0	50.1
Diluted	48.9	50.1	49.2	50.3

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net earnings	$505	$493	$1,492	1,491
Other comprehensive earnings (losses):
Foreign currency translation adjustments	79	(39)	(32)	(69)
Postretirement benefit plan losses and other – net of tax benefit of $1, $1, $3, and $3, respectively	(3)	(3)	(10)	(9)
Total other comprehensive earnings (losses)	76	(42)	(42)	(78)
Comprehensive earnings – net of tax	581	451	1,450	1,413
Less comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	19	17	58	57
Foreign currency translation adjustments	38	(7)	(4)	(39)
Total comprehensive earnings (losses) attributable to noncontrolling interest	57	10	54	18
Comprehensive earnings attributable to W.W. Grainger, Inc.	$524	$441	$1,396	$1,395

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except for share and per share amounts)

	As of
Assets	(Unaudited) September 30, 2024	December 31, 2023
Current assets
Cash and cash equivalents	$1,448	$660
Accounts receivable (less allowance for credit losses of $36 and $35, respectively)	2,346	2,192
Inventories – net	2,170	2,266
Prepaid expenses and other current assets	219	156
Total current assets	6,183	5,274
Property, buildings and equipment – net	1,746	1,658
Goodwill	366	370
Intangibles – net	247	234
Operating lease right-of-use	400	429
Other assets	172	182
Total assets	$9,114	$8,147

Liabilities and shareholders' equity
Current liabilities
Current maturities	$497	$34
Trade accounts payable	1,046	954
Accrued compensation and benefits	306	327
Operating lease liability	78	71
Accrued expenses	429	397
Income taxes payable	27	48
Total current liabilities	2,383	1,831
Long-term debt	2,279	2,266
Long-term operating lease liability	353	381
Deferred income taxes and tax uncertainties	125	104
Other non-current liabilities	118	124
Shareholders' equity
Cumulative preferred stock – $5 par value – 12,000,000 shares authorized; none issued or outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; 109,659,219 shares issued	55	55
Additional contributed capital	1,388	1,355
Retained earnings	13,302	12,162
Accumulated other comprehensive losses	(210)	(172)
Treasury stock, at cost – 60,951,791 and 60,341,817 shares, respectively	(11,032)	(10,285)
Total W.W. Grainger, Inc. shareholders’ equity	3,503	3,115
Noncontrolling interest	353	326
Total shareholders' equity	3,856	3,441
Total liabilities and shareholders' equity	$9,114	$8,147

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net earnings	$1,492	$1,491
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses	18	15
Deferred income taxes and tax uncertainties	24	20
Depreciation and amortization	175	157
Non-cash lease expense	61	56
Net (gains) losses from sale of assets	—	(4)
Stock-based compensation	48	49
Change in operating assets and liabilities:
Accounts receivable	(183)	(351)
Inventories	86	42
Prepaid expenses and other assets	(26)	104
Trade accounts payable	99	55
Operating lease liabilities	(73)	(65)
Accrued liabilities	36	(92)
Income taxes – net	(64)	(34)
Other non-current liabilities	(10)	(16)
Net cash provided by operating activities	1,683	1,427
Cash flows from investing activities:
Capital expenditures	(283)	(318)
Proceeds from sale of assets	2	11
Other – net	19	—
Net cash used in investing activities	(262)	(307)
Cash flows from financing activities:
Proceeds from debt	503	7
Payments of debt	(38)	(37)
Proceeds from stock options exercised	26	29
Payments for employee taxes withheld from stock awards	(44)	(32)
Purchases of treasury stock	(739)	(506)
Cash dividends paid	(321)	(300)
Other – net	(2)	—
Net cash used in financing activities	(615)	(839)
Exchange rate effect on cash and cash equivalents	(18)	(5)
Net change in cash and cash equivalents	788	276
Cash and cash equivalents at beginning of year	660	325
Cash and cash equivalents at end of period	$1,448	$601
The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)
(Unaudited)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2023	$55	$1,310	$10,700	$(180)	$(9,445)	$295	$2,735
Stock-based compensation	—	14	—	—	18	—	32
Purchases of treasury stock	—	—	—	—	(142)	—	(142)
Net earnings	—	—	488	—	—	20	508
Other comprehensive earnings (losses)	—	—	—	4	—	(5)	(1)
Cash dividends paid ($1.72 per share)	—	—	(87)	—	—	—	(87)
Balance at March 31, 2023	$55	$1,324	$11,101	$(176)	$(9,569)	$310	$3,045
Stock-based compensation	—	7	—	—	(7)	2	2
Purchases of treasury stock	—	—	—	—	(168)	—	(168)
Net earnings	—	—	470	—	—	20	490
Other comprehensive earnings (losses)	—	—	—	(8)	—	(27)	(35)
Cash dividends paid ($1.86 per share)	—	—	(94)	—	—	(13)	(107)
Balance at June 30, 2023	$55	$1,331	$11,477	$(184)	$(9,744)	$292	$3,227
Stock-based compensation	$—	$13	$—	$—	$(1)	$—	$12
Purchases of treasury stock	—	—	—	—	(203)	(1)	(204)
Net earnings	—	—	476	—	—	17	493
Other comprehensive earnings (losses)	—	—	—	(35)	—	(7)	(42)
Capital contribution	—	(1)	—	—	—	3	2
Cash dividends paid ($1.86 per share)	—	—	(94)	—	—	(12)	(106)
Balance at September 30, 2023	$55	$1,343	$11,859	$(219)	$(9,948)	$292	$3,382

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)
(Unaudited)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2024	$55	$1,355	$12,162	$(172)	$(10,285)	$326	$3,441
Stock-based compensation	—	8	—	—	2	—	10
Purchases of treasury stock	—	—	—	—	(277)	—	(277)
Net earnings	—	—	478	—	—	19	497
Other comprehensive earnings (losses)	—	—	—	(35)	—	(22)	(57)
Cash dividends paid ($1.86 per share)	—	—	(92)	—	—	(13)	(105)
Balance at March 31, 2024	$55	$1,363	$12,548	$(207)	$(10,560)	$310	$3,509
Stock-based compensation	—	8	—	—	(15)	1	(6)
Purchases of treasury stock	—	—	—	—	(243)	(1)	(244)
Net earnings	—	—	470	—	—	20	490
Other comprehensive earnings (losses)	—	—	—	(41)	—	(20)	(61)
Cash dividends paid ($2.05 per share)	—	—	(101)	—	—	—	(101)
Balance at June 30, 2024	$55	$1,371	$12,917	$(248)	$(10,818)	$310	$3,587
Stock-based compensation	—	18	—	—	9	—	27
Purchases of treasury stock	—	—	—	—	(223)	—	(223)
Net earnings	—	—	486	—	—	19	505
Other comprehensive earnings (losses)	—	—	—	38	—	38	76
Capital contribution	—	(1)	—	—	—	1	—
Cash dividends paid ($2.05 per share)	—	—	(101)	—	—	(15)	(116)
Balance at September 30, 2024	$55	$1,388	$13,302	$(210)	$(11,032)	$353	$3,856

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

The following tables present the Company's percentage of revenue by reportable segment and by customer industry:

	Three Months Ended September 30,
	2024			2023
Customer Industry(1)	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)
Manufacturing	30%	30%	30%	30%	30%	30%
Government	20%	3%	17%	19%	3%	16%
Wholesale	7%	18%	9%	7%	17%	9%
Commercial Services	7%	12%	8%	7%	12%	8%
Contractors	5%	12%	6%	5%	12%	6%
Healthcare	7%	1%	6%	7%	2%	6%
Retail	4%	4%	4%	4%	4%	4%
Transportation	4%	2%	4%	5%	2%	4%
Utilities	3%	2%	3%	3%	2%	2%
Warehousing	3%	—%	2%	4%	—%	4%
Other(3)	10%	16%	11%	9%	16%	11%
Total net sales	100%	100%	100%	100%	100%	100%
Percent of total company revenue	80%	18%	100%	81%	17%	100%

(1) Customer industry results for the three months ended September 30, 2024 and 2023 primarily use the North American Industry Classification System (NAICS). As customers' businesses evolve, industry classifications may change. When these changes occur, Grainger does not recast the customer classification for prior periods as the industry used in the prior period was appropriate at the point-in-time. As a result, year-over-year changes may be impacted.

(2) Total Company includes other businesses, which includes the Cromwell business. Other businesses account for approximately 2% of Total Company revenue for both the three months ended September 30, 2024 and 2023.

(3) Other primarily includes revenue from industries and customers that are not material individually, including hospitality, restaurants, property management and natural resources.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2024			2023
Customer Industry(1)	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)
Manufacturing	31%	29%	31%	30%	30%	30%
Government	19%	3%	16%	20%	3%	16%
Wholesale	7%	18%	9%	7%	16%	9%
Commercial Services	7%	12%	8%	7%	12%	8%
Contractors	5%	12%	6%	5%	12%	6%
Healthcare	7%	1%	6%	7%	2%	6%
Retail	4%	4%	4%	4%	4%	4%
Transportation	4%	2%	4%	4%	2%	4%
Utilities	3%	2%	3%	3%	2%	3%
Warehousing	3%	—%	2%	4%	1%	3%
Other(3)	10%	17%	11%	9%	16%	11%
Total net sales	100%	100%	100%	100%	100%	100%
Percent of total company revenue	80%	18%	100%	81%	18%	100%

(1) Customer industry results for the nine months ended September 30, 2024 and 2023 primarily use the North American Industry Classification System (NAICS). As customers' businesses evolve, industry classifications may change. When these changes occur, Grainger does not recast the customer classification for prior periods as the industry used in the prior period was appropriate at the point-in-time. As a result, year-over-year changes may be impacted.

(2) Total Company includes other businesses, which includes the Cromwell business. Other businesses account for approximately 2% and 1% of Total Company revenue for the nine months ended September 30, 2024 and 2023, respectively.

(3) Other primarily includes revenue from industries and customers that are not material individually, including hospitality, restaurants, property management and natural resources.

Total accrued sales incentives are recorded in Accrued expenses and were approximately $111 million and $114 million as of September 30, 2024 and December 31, 2023, respectively.

The Company had no material unsatisfied performance obligations, contract assets or liabilities as of September 30, 2024 and December 31, 2023.

NOTE 3 - PROPERTY, BUILDINGS AND EQUIPMENT
Property, buildings and equipment consisted of the following (in millions of dollars):

	As of
	September 30, 2024	December 31, 2023
Land and land improvements	$403	$397
Building, structures and improvements	1,578	1,469
Furniture, fixtures, machinery and equipment	1,927	1,852
Property, buildings and equipment	$3,908	$3,718
Less accumulated depreciation	2,162	2,060
Property, buildings and equipment – net	$1,746	$1,658

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS
The Company did not identify any significant events or changes in circumstances that indicated the existence of impairment indicators during the three and nine months ended September 30, 2024. As such, quantitative assessments were not required.

The balances and changes in the carrying amount of goodwill by segment are as follows (in millions of dollars):

	High-Touch Solutions N.A.	Endless Assortment	Total
Balance at January 1, 2023	$313	$58	$371
Translation	2	(3)	(1)
Balance at December 31, 2023	315	55	370
Translation	(2)	(2)	(4)
Balance at September 30, 2024	$313	$53	$366
The Company's cumulative goodwill impairments as of September 30, 2024 were $137 million. No goodwill impairments were recorded for the three and nine months ended September 30, 2024 and 2023.
The balances and changes in intangible assets – net are as follows (in millions of dollars):

		As of
		September 30, 2024			December 31, 2023
	Weighted average life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer lists and relationships	10.7 years	$166	$156	$10	$166	$153	$13
Trademarks, trade names and other	14.8 years	32	25	7	31	23	8
Non-amortized trade names and other	Indefinite	20	—	20	20	—	20
Capitalized software	4.3 years	721	511	210	659	466	193
Total intangible assets	6.1 years	$939	$692	$247	$876	$642	$234

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5 - DEBT
Total debt, including long-term and current maturities, consisted of the following (in millions of dollars):

	As of
	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.60% senior notes due 2045	$1,000	$948	$1,000	$967
1.85% senior notes due 2025	—	—	500	483
4.45% senior notes due 2034	500	499	—	—
3.75% senior notes due 2046	400	334	400	336
4.20% senior notes due 2047	400	356	400	361
Debt issuance costs – net of amortization and other	(21)	(21)	(34)	(34)
Long-term debt	2,279	2,116	2,266	2,113
1.85% senior notes due 2025	500	495	—	—
Japanese yen term loan	—	—	32	32
Other	(3)	(3)	2	2
Current maturities	497	492	34	34
Total debt	$2,776	$2,608	$2,300	$2,147

Senior Notes
Between 2015 and 2020, Grainger issued $2.3 billion in unsecured debt (Senior Notes) primarily to provide flexibility in funding general working capital needs, share repurchases and long-term cash requirements. The Senior Notes require no principal payments until maturity and interest is paid semi-annually.

In September 2024, Grainger issued $500 million in unsecured 4.45% senior notes (4.45% Notes). Grainger intends to use the net proceeds from this offering to repay the 1.85% Senior Notes that mature in February 2025 and any remaining net proceeds for general corporate purposes. The 4.45% Notes mature in September 2034, require no principal payments until maturity, and interest is paid semi-annually in arrears, beginning March 15, 2025.

The Company incurred debt issuance costs related to its Senior Notes, representing underwriting fees and other expenses. These costs were recorded as a contra-liability in Long-term debt and are being amortized over the term of the Senior Notes using the straight-line method to Interest expense – net. As of September 30, 2024 and December 31, 2023, the cumulative unamortized costs were $23 million and $19 million, respectively.

The Company uses interest rate swaps to manage the risks associated with its 1.85% Senior Notes. These swaps were designated for hedge accounting treatment as fair value hedges. The resulting carrying value adjustments are presented in Other in Current maturities as of September 30, 2024 and Other in Long-term debt as of December 31, 2023 in the table above. For further discussion on the Company's hedge accounting policies, see Note 6.

MonotaRO Term Loan
In August 2020, MonotaRO Co., Ltd (MonotaRO) entered into a ¥9 billion term loan agreement to fund technology investments and the expansion of its distribution center (DC) network. In the third quarter of 2024, the term loan was paid in full.

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

Fair Value Hedges
The Company uses interest rate swaps to hedge a portion of its fixed-rate debt. These swaps are treated as fair value hedges and consequently the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item, are recognized in the Condensed Consolidated Statements of Earnings in Interest expense – net. The notional amount of the Company’s outstanding fair value hedges as of September 30, 2024 and December 31, 2023 was $450 million.

Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, no recognition of ineffectiveness was recorded for the three and nine months ended September 30, 2024 and 2023.

The liability hedged by the interest rate swaps is recorded in Current maturities as of September 30, 2024 and Long-term debt as of December 31, 2023 on the Condensed Consolidated Balance Sheets. The carrying amount of the hedged item, including the cumulative amount of fair value hedging adjustments was $444 million as of September 30, 2024 and $432 million as of December 31, 2023.

The interest rate swaps are reported on the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 as shown in the following table (in millions of dollars):

	As of
	September 30, 2024	December 31, 2023
Accrued expenses	$6	$—
Other non-current liabilities	$—	$16

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

Following is a summary of segment results (in millions of dollars):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Net sales	Operating earnings (losses)	Net sales	Operating earnings (losses)	Net sales	Operating earnings (losses)	Net sales	Operating earnings (losses)
High-Touch Solutions N.A.	$3,515	$617	$3,403	$612	$10,378	$1,818	$10,052	$1,833
Endless Assortment	791	70	732	55	2,318	190	2,207	178
Other	82	(1)	73	—	239	(4)	222	(3)
Total Company	$4,388	$686	$4,208	$667	$12,935	$2,004	$12,481	$2,008

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

The Company remains in litigation involving KMCO, LLC (KMCO) as previously disclosed. The Company continues to contest the remaining KMCO-related lawsuits and cannot predict the timing, outcome or any estimate of possible loss or range of losses on the remaining KMCO lawsuits.

NOTE 9 - SUBSEQUENT EVENTS
On October 30, 2024, the Company’s Board of Directors declared a quarterly dividend of $2.05 per share, payable December 1, 2024, to shareholders of record on November 11, 2024.

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
CONDITION AND RESULTS OF OPERATIONS
Results of Operations –Three Months Ended September 30, 2024
In this section, Grainger utilizes non-GAAP measures where it believes it will assist users of its financial statements in understanding its business. For further information regarding the Company's non-GAAP measures including reconciliations to the most directly comparable GAAP measure, see below "Non-GAAP Measures."

The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings for three months ended September 30, 2024 and 2023 (in millions of dollars except per share amounts):

	Three Months Ended September 30,
			% Change	% of Net Sales
	2024	2023		2024	2023
Net sales(1)	$4,388	$4,208	4.3%	100.0%	100.0%
Cost of goods sold	2,668	2,553	4.5	60.8	60.7
Gross profit	1,720	1,655	3.9	39.2	39.3
Selling, general and administrative expenses	1,034	988	4.7	23.6	23.4
Operating earnings	686	667	2.8	15.6	15.9
Other expense – net	15	15	—	0.3	0.4
Income tax provision	166	159	4.4	3.8	3.8
Net earnings	505	493	2.4	11.5	11.7
Noncontrolling interest	19	17	11.8	0.4	0.4
Net earnings attributable to W.W. Grainger, Inc.	$486	$476	2.1	11.1%	11.3%
Diluted earnings per share	$9.87	$9.43	4.7%

(1) For further information regarding the Company's disaggregated revenue, see Note 2 of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1: Financial Statements of this Form 10-Q.

The following table is included as an aid to understanding the changes of Grainger's total net sales, daily net sales and daily, organic constant currency net sales from the prior period for the three months ended September 30, 2024 and 2023 (in millions of dollars):

	Three Months Ended September 30,
	2024	% Change(1)	2023	% Change(1)
Net sales	$4,388	4.3%	$4,208	6.7%

Daily net sales(2)	$67.5	2.6%	$67.9	8.4%

Daily, organic constant currency net sales(2)	$68.5	4.0%	$68.1	8.7%

(1) Calculated on the basis of prior year net sales for the three months ended September 30, 2024 and 2023.
(2) Daily net sales are adjusted for the difference in U.S. selling days relative to the prior year period. Daily, organic constant currency net sales are also adjusted to exclude the impact on net sales due to year-over-year foreign currency exchange rate fluctuations and the prior year period results of E & R Industrial Sales, Inc. (E&R) divested in the fourth quarter of 2023. There were 64 and 63 sales days in the three months ended September 30, 2024 and 2023, respectively. For further information regarding the Company's non-GAAP measures, including reconciliations to the most directly comparable GAAP measure, see below "Non-GAAP Measures."

Net sales of $4,388 million for the three months ended September 30, 2024 increased $180 million, or 4% on a reported and daily, organic constant currency basis, compared to the same period in 2023. Both High-Touch Solutions N.A. and the Endless Assortment segments contributed to sales growth in the third quarter of 2024. For further discussion on the Company's net sales, see the Segment Analysis section below.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Gross profit of $1,720 million for the three months ended September 30, 2024 increased $65 million, or 4%, and gross profit margin of 39.2% decreased 10 basis points compared to the same period in 2023. For further discussion on the Company's gross profit, see the Segment Analysis section below.

Selling, general and administrative (SG&A) expenses of $1,034 million for the three months ended September 30, 2024 increased $46 million, or 5%, compared to the same period in 2023. The increase was primarily due to higher marketing and payroll and benefit expenses in the third quarter of 2024. SG&A leverage decreased 20 basis points compared to the same period in 2023.

Operating earnings of $686 million for the three months ended September 30, 2024 increased $19 million, or 3%, compared to the same period in 2023. The increase was due to higher gross profit dollars, partially offset by increased SG&A expenses in the third quarter of 2024.

Income tax expense of $166 million and $159 million represents effective tax rates of 24.8% and 24.4% for the three months ended September 30, 2024 and 2023, respectively.

Diluted earnings per share was $9.87 for the three months ended September 30, 2024, an increase of 5% compared to $9.43 for the same period in 2023.

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

High-Touch Solutions N.A.
The following table shows reported segment results (in millions of dollars):

	Three Months Ended September 30,
	2024	2023	% Change
Net sales	$3,515	$3,403	3.3%

Gross profit	$1,462	$1,418	3.1%
Selling, general and administrative expenses	$845	$806	4.8%
Operating earnings	$617	$612	0.8%

Net sales of $3,515 million for the three months ended September 30, 2024 increased $112 million, or 3% on a reported and daily, organic constant currency basis, compared to the same period in 2023. The increase was primarily due to volume.

Gross profit of $1,462 million for the three months ended September 30, 2024 increased $44 million, or 3%. Gross profit margin of 41.6% decreased 10 basis points compared to the same period in 2023.

SG&A of $845 million for the three months ended September 30, 2024 increased $39 million, or 5%, compared to the same period in 2023. The increase was primarily due to higher marketing and payroll and benefit expenses. SG&A leverage decreased 30 basis points.

Operating earnings of $617 million for the three months ended September 30, 2024 increased $5 million, or 1%, compared to the same period in 2023.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Endless Assortment
The following table shows reported segment results (in millions of dollars):

	Three Months Ended September 30,
	2024	2023	% Change
Net sales	$791	$732	8.1%

Gross profit	$233	$216	7.9%
Selling, general and administrative expenses	$163	$161	1.2%
Operating earnings	$70	$55	27.3%

Net sales of $791 million for the three months ended September 30, 2024 increased $59 million, or 8%, and on a daily constant currency basis increased 12% compared to the same period in 2023. The increase was due to sales growth of 13%, driven by customer acquisition for the segment and enterprise growth at MonotaRO. Sales growth was partially offset by unfavorable currency exchange of 5% due to changes in the exchange rate between the U.S. dollar and the Japanese yen.

Gross profit of $233 million for the three months ended September 30, 2024 increased $17 million, or 8%, and gross profit margin of 29.5% decreased 10 basis points compared to the same period in 2023.

SG&A of $163 million for the three months ended September 30, 2024 increased $2 million, or 1%, compared to the same period in 2023. SG&A leverage improved 140 basis points as sales growth outpaced SG&A expenses driven by occupancy efficiencies compared to the same period in 2023.

Operating earnings of $70 million for the three months ended September 30, 2024 increased $15 million, or 27%, compared to the same period in 2023.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Nine Months Ended September 30, 2024
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

The following table is included as an aid to understanding the changes in Grainger's Condensed Consolidated Statements of Earnings (in millions of dollars except per share amounts):

	Nine Months Ended September 30,
			Percent Increase/(Decrease) from Prior Year	As a Percent of Net Sales
	2024	2023		2024	2023
Net sales(1)	$12,935	$12,481	3.6%	100.0%	100.0%
Cost of goods sold	7,853	7,548	4.0	60.7	60.5
Gross profit	5,082	4,933	3.0	39.3	39.5
Selling, general and administrative expenses	3,078	2,925	5.2	23.8	23.4
Operating earnings	2,004	2,008	(0.2)	15.5	16.1
Other expense – net	42	49	(14.3)	0.4	0.4
Income tax provision	470	468	0.4	3.6	3.7
Net earnings	1,492	1,491	0.1	11.5	12.0
Noncontrolling interest	58	57	1.8	0.4	0.5
Net earnings attributable to W.W. Grainger, Inc.	$1,434	$1,434	—	11.1%	11.5%
Diluted earnings per share	$29.00	$28.32	2.4%

(1) For further information regarding the Company's disaggregated revenue, see Note 2 of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1: Financial Statements of this Form 10-Q.

The following table is included as an aid to understanding the changes of Grainger's total net sales, daily net sales and daily, organic constant currency net sales compared from the prior period for the nine months ended September 30, 2024 and 2023 (in millions of dollars):

	Nine Months Ended September 30,
	2024	% Change(1)	2023	% Change(1)
Net sales	$12,935	3.6%	$12,481	9.2%

Daily net sales(2)	$67.0	3.1%	$65.7	9.8%

Daily, organic constant currency net sales(2)	$68.1	4.8%	$66.4	11.1%

(1) Calculated on the basis of prior year net sales for the nine months ended September 30, 2024 and 2023.
(2) Daily net sales are adjusted for the difference in U.S. selling days relative to the prior year period. Daily, organic constant currency net sales are also adjusted to exclude the impact on net sales due to year-over-year foreign currency exchange rate fluctuations and the prior year period results of E&R divested in the fourth quarter of 2023. There were 192 and 191 sales days in the nine months ended September 30, 2024 and 2023, respectively. For further information regarding the Company's non-GAAP measures, including reconciliations to the most directly comparable GAAP measure, see below "Non-GAAP Measures."

Net sales of $12,935 million for the nine months ended September 30, 2024 increased $454 million, or 4%, and on a daily, organic constant currency basis increased 5% compared to the same period in 2023. Both High-Touch

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Solutions N.A. and the Endless Assortment segments contributed to sales growth in the nine months ended September 30, 2024. For further discussion on the Company's net sales, see the Segment Analysis section below.

Gross profit of $5,082 million for the nine months ended September 30, 2024 increased $149 million, or 3%, and gross profit margin of 39.3% decreased 20 basis points compared to the same period in 2023. For further discussion on the Company's gross profit, see the Segment Analysis section below.

SG&A of $3,078 million for the nine months ended September 30, 2024 increased $153 million, or 5%, compared to the same period in 2023. Adjusted SG&A of $3,062 million increased $137 million, or 5%, driven by higher marketing and payroll and benefit expenses in 2024. SG&A leverage decreased 40 basis points and adjusted SG&A leverage decreased 30 basis points compared to the same period in 2023.

Operating earnings of $2,004 million for the nine months ended September 30, 2024 decreased $4 million, compared to the same period in 2023. Adjusted operating earnings of $2,020 million increased $12 million, or 1%.

Income taxes of $470 million for the nine months ended September 30, 2024 increased $2 million, compared to the same period in 2023. Adjusted income taxes of $474 million increased $6 million compared to the same period in 2023. Grainger's effective tax rates were 24.0% and 23.9% for the nine months ended September 30, 2024 and 2023, respectively. The adjusted effective tax rate for the nine months ended September 30, 2024 was 24.0%.

Diluted earnings per share was $29.00 and adjusted diluted earnings per share was $29.25 for the nine months ended September 30, 2024. On an adjusted basis, this was an increase of 3% compared to $28.32 for the same period in 2023.

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

High-Touch Solutions N.A.
The following table shows reported segment results (in millions of dollars):

	Nine Months Ended September 30,
	2024	2023	% Change
Net sales	$10,378	$10,052	3.2%

Gross profit	$4,328	$4,213	2.7%
Selling, general and administrative expenses	$2,510	$2,380	5.5%
Operating earnings	$1,818	$1,833	(0.8)%

Net sales of $10,378 million for the nine months ended September 30, 2024 increased $326 million, or 3% on a reported and daily, organic constant currency basis, compared to the same period in 2023. The increase was primarily due to volume.

Gross profit of $4,328 million for the nine months ended September 30, 2024 increased $115 million, or 3%, and gross profit margin of 41.7% decreased 20 basis points compared to the same period in 2023.

SG&A of $2,510 million for the nine months ended September 30, 2024 increased $130 million, or 6%, compared to the same period in 2023. Adjusted SG&A of $2,495 million increased $115 million, or 5%. The increase was primarily due to higher marketing and payroll and benefit expenses in 2024. SG&A leverage decreased 50 basis points and adjusted SG&A leverage decreased 30 basis points compared to the same period in 2023.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Operating earnings of $1,818 million for the nine months ended September 30, 2024 decreased $15 million, or 1%, compared to the same period in 2023. Adjusted operating earnings of $1,833 million was the same as the prior year period.

Endless Assortment
The following table shows reported segment results (in millions of dollars):

	Nine Months Ended September 30,
	2024	2023	% Change
Net sales	$2,318	$2,207	5.0%

Gross profit	$682	$654	4.3%
Selling, general and administrative expenses	$492	$476	3.4%
Operating earnings	$190	$178	6.7%

Net sales of $2,318 million for the nine months ended September 30, 2024 increased $111 million, or 5% and on a daily constant currency basis increased 11% compared to the same period in 2023. The increase was due to sales growth of 12%, driven by customer acquisition for the segment and enterprise growth at MonotaRO. Sales growth was partially offset by unfavorable currency exchange of 7% due to changes in the exchange rate between the U.S. dollar and the Japanese yen.

Gross profit of $682 million for the nine months ended September 30, 2024 increased $28 million, or 4%, and gross profit margin of 29.4% decreased 20 basis points compared to the same period in 2023. The decrease was driven by unfavorable product mix.

SG&A of $492 million for the nine months ended September 30, 2024 increased $16 million, or 3%, compared to the same period in 2023. The increase was primarily due to higher marketing expenses in 2024. SG&A leverage increased 40 basis points compared to the same period in 2023.

Operating earnings of $190 million for the nine months ended September 30, 2024 increased $12 million, or 7% compared to the same period in 2023.

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

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following tables provide reconciliations of reported net sales growth from the prior year period in accordance with GAAP to the Company's non-GAAP measures daily net sales and daily, organic constant currency net sales for the three months ended September 30, 2024 and 2023 (in millions of dollars):

	Three Months Ended September 30,
	High-Touch Solutions N.A.		Endless Assortment		Total Company(1)
	2024	% Change(2)	2024	% Change(2)	2024	% Change(2)
Reported net sales	$3,515	3.3%	$791	8.1%	$4,388	4.3%

Daily impact(3)	(0.9)	(1.6)	(0.2)	(1.7)	(1.1)	(1.7)
Daily net sales	54.1	1.7	12.2	6.4	67.5	2.6
Foreign currency exchange(4)	0.1	0.3	0.6	5.1	0.7	1.0
Business divestiture(5)	0.3	0.5	—	—	0.3	0.4
Daily, organic constant currency net sales	$54.5	2.5%	$12.8	11.5%	$68.5	4.0%

	2023	% Change(2)	2023	% Change(2)	2023	% Change(2)
Reported net sales	$3,403	7.0%	$732	4.3%	$4,208	6.7%

Daily impact(3)	0.9	1.7	0.2	1.7	1.1	1.7
Daily net sales	54.9	8.7	11.8	6.0	67.9	8.4
Foreign currency exchange(4)	(0.1)	(0.2)	0.3	3.2	0.2	0.3
Daily, organic constant currency net sales	$54.8	8.5%	$12.1	9.2%	68.1	8.7%

(1) Total Company includes Other. Grainger's businesses reported in Other do not meet the criteria of a reportable segment.
(2) Compared to net sales in the prior year period.
(3) Excludes the impact on net sales due to the difference in U.S. selling days relative to the prior year period on a daily basis. There were 64 and 63 sales days in the three months ended September 30, 2024 and 2023, respectively.

(4) Excludes the impact on net sales due to year-over-year foreign currency exchange rate fluctuations on a daily basis.
(5) Excludes the net sales results of the divested E&R business in the prior year period on a daily basis.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following tables provide reconciliations of reported net sales growth from the prior year period in accordance with GAAP to the Company's non-GAAP measures daily net sales and daily, organic constant currency net sales for the nine months ended September 30, 2024 and 2023 (in millions of dollars):

	Nine months ended September 30,
	High-Touch Solutions N.A.		Endless Assortment		Total Company(1)
	2024	% Change(2)	2024	% Change(2)	2024	% Change(2)
Reported net sales	$10,378	3.2%	$2,318	5.0%	$12,935	3.6%

Daily impact(3)	(0.3)	(0.5)	(0.1)	(0.5)	(0.4)	(0.5)
Daily net sales	53.8	2.7	12.0	4.5	67.0	3.1
Foreign currency exchange(4)	—	—	0.8	6.6	0.8	1.2
Business divestiture(5)	0.3	0.6	—	—	0.3	0.5
Daily, organic constant currency net sales	$54.1	3.3%	$12.8	11.1%	$68.1	4.8%

	2023	% Change(2)	2023	% Change(2)	2023	% Change(2)
Reported net sales	$10,052	10.3%	$2,207	4.2%	$12,481	9.2%

Daily impact(3)	0.3	0.6	0.1	0.6	0.4	0.6
Daily net sales	52.9	10.9	11.7	4.8	65.7	9.8
Foreign currency exchange(4)	—	—	0.7	6.3	0.7	1.3
Daily, organic constant currency net sales	$52.9	10.9%	$12.4	11.1%	66.4	11.1%

(1) Total Company includes Other. Grainger's businesses reported in Other do not meet the criteria of a reportable segment.
(2) Compared to net sales in the prior year period.
(3) Excludes the impact on net sales due to the difference in U.S. selling days relative to the prior year period on a daily basis. There were 192 and 191 sales days in the nine months ended September 30, 2024 and 2023, respectively.

(4) Excludes the impact on net sales due to year-over-year foreign currency exchange rate fluctuations on a daily basis.
(5) Excludes the net sales results of the divested E&R business in the prior year period on a daily basis.

The following tables provide reconciliations of reported SG&A expenses, operating earnings, net earnings attributable to W.W. Grainger, Inc. and diluted earnings per share determined in accordance with GAAP to the Company's non-GAAP measures adjusted SG&A, adjusted operating earnings, adjusted net earnings attributable to W.W. Grainger, Inc. and adjusted diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 (in millions of dollars):

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 2024	Reported	Adjustment(1)	Adjusted	% Change
Selling, general and administrative expenses
High-Touch Solutions N.A.	$845	$—	$845
Endless Assortment	163	—	163
Other(2)	26	—	26
Selling, general and administrative expenses	$1,034	$—	$1,034	4.7%

Earnings
High-Touch Solutions N.A.	$617	$—	$617
Endless Assortment	70	—	70
Other(2)	(1)	—	(1)
Operating earnings	$686	$—	$686	2.8%
Total other expense – net	(15)	—	(15)
Income tax provision	(166)	—	(166)
Net earnings	$505	$—	$505
Noncontrolling interest	(19)	—	(19)
Net earnings attributable to W.W. Grainger, Inc.	$486	$—	$486	2.1%
Diluted earnings per share	$9.87	$—	$9.87	4.7%

Three months ended September 30, 2023	Reported	Adjustment(1)	Adjusted	% Change
Selling, general and administrative expenses
High-Touch Solutions N.A.	$806	$—	$806
Endless Assortment	161	—	161
Other(2)	21	—	21
Selling, general and administrative expenses	$988	$—	$988	7.9%

Earnings
High-Touch Solutions N.A.	$612	$—	$612
Endless Assortment	55	—	55
Other(2)	—	—	—
Operating earnings	$667	$—	$667	10.7%
Total other expense – net	(15)	—	(15)
Income tax provision	(159)	—	(159)
Net earnings	$493	$—	$493
Noncontrolling interest	(17)	—	(17)
Net earnings attributable to W.W. Grainger, Inc.	$476	$—	$476	11.9%
Diluted earnings per share	$9.43	$—	$9.43	14.1%

(1) There were no non-GAAP adjustments for the three months ended September 30, 2024 and 2023.
(2) Grainger's businesses reported in Other do not meet the criteria of a reportable segment.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 2024	Reported	Adjustment(1)	Adjusted	% Change Reported(2)	% Change Adjusted(2)
Selling, general and administrative expenses
High-Touch Solutions N.A.	$2,510	$(15)	$2,495
Endless Assortment	492	—	492
Other(3)	76	(1)	75
Selling, general and administrative expenses	$3,078	$(16)	$3,062	5.2%	4.7%

Earnings
High-Touch Solutions N.A.	$1,818	$15	$1,833
Endless Assortment	190	—	190
Other(3)	(4)	1	(3)
Operating earnings	$2,004	$16	$2,020	(0.2)%	0.6%
Total other expense – net	(42)	—	(42)
Income tax provision(4)	(470)	(4)	(474)
Net earnings	$1,492	$12	$1,504
Noncontrolling interest	(58)	—	(58)
Net earnings attributable to W.W. Grainger, Inc.	$1,434	$12	$1,446	—%	0.8%
Diluted earnings per share	$29.00	$0.25	$29.25	2.4%	3.3%

Nine Months Ended September 30, 2023	Reported	Adjustment(1)	Adjusted	% Change Reported(2)	% Change Adjusted(2)
Selling, general and administrative expenses
High-Touch Solutions N.A.	$2,380	$—	$2,380
Endless Assortment	476	—	476
Other(3)	69	—	69
Selling, general and administrative expenses	$2,925	$—	$2,925	9.5%	9.5%

Earnings
High-Touch Solutions N.A.	$1,833	$—	$1,833
Endless Assortment	178	—	178
Other(3)	(3)	—	(3)
Operating earnings	$2,008	$—	$2,008	20.2%	20.2%
Total other expense – net	(49)	—	(49)
Income tax provision	(468)	—	(468)
Net earnings	$1,491	$—	$1,491
Noncontrolling interest	(57)	—	(57)
Net earnings attributable to W.W. Grainger, Inc.	$1,434	$—	$1,434	23.3%	23.3%
Diluted earnings per share	$28.32	$—	$28.32	25.7%	25.7%

(1) Reflects restructuring costs incurred in the second quarter of 2024. There were no non-GAAP adjustments for the nine months ended September 30, 2023.
(2) Compared to the reported and adjusted results of the prior year period.
(3) Grainger's businesses reported in Other do not meet the criteria of a reportable segment.
(4) Reflects a tax benefit related to the restructuring costs incurred in the second quarter of 2024. Grainger's reported and adjusted effective tax rates were 24.0% for the nine months ended September 30, 2024.

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

Cash and Cash Equivalents
As of September 30, 2024 and December 31, 2023, Grainger had cash and cash equivalents of $1,448 million and $660 million, respectively. The Company had approximately $2.7 billion in available liquidity as of September 30, 2024.

Cash Flows
The following table shows the Company's cash flow activity for the periods presented (in millions of dollars):

	Nine Months Ended September 30,
	2024	2023
Total cash provided by (used in):
Operating activities	$1,683	$1,427
Investing activities	(262)	(307)
Financing activities	(615)	(839)
Effect of exchange rate changes on cash and cash equivalents	(18)	(5)
Increase in cash and cash equivalents	$788	$276

Net cash provided by operating activities was $1,683 million and $1,427 million for the nine months ended September 30, 2024 and 2023, respectively. The increase was driven by favorable changes in working capital primarily due to decreased accounts receivable driven by value added services compared to the prior year period.

Net cash used in investing activities was $262 million and $307 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease was due to timing of capital expenditures driven by U.S. supply chain investments in the third quarter of 2024.

Net cash used in financing activities was $615 million and $839 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in cash used in financing activities was primarily due to the issuance of long-term debt, which includes $500 million in unsecured senior notes partially offset by higher treasury stock repurchases in the third quarter of 2024.

Working Capital
Working capital as of September 30, 2024 was $3,112 million, an increase of $34 million compared to $3,078 million as of December 31, 2023. As of September 30, 2024 and December 31, 2023, the ratio of current assets to current liabilities was 2.7 and 2.8, respectively.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. Grainger has various sources of financing available.

Total debt as a percent of total capitalization was 41.9% and 40.1% as of September 30, 2024 and December 31, 2023, respectively.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Grainger receives ratings from two independent credit rating agencies: Moody's Investor Service (Moody's) and Standard & Poor's (S&P). Both credit rating agencies currently rate the Company's corporate credit at investment grade.

The following table summarizes the Company's credit ratings as of September 30, 2024:

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

Changes in Internal Control Over Financial Reporting
There were no changes in Grainger's internal control over financial reporting for the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities – Third Quarter 2024

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share (B)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (C)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Jul. 1 – Jul. 31	69,119	$934.96	69,119	4,746,710
Aug. 1 – Aug. 31	106,780	$961.49	106,780	4,639,930
Sep. 1 – Sep. 30	57,710	$970.53	57,710	4,582,220
Total	233,609		233,609

A.There were no shares withheld to satisfy tax withholding obligations.
B.Average price paid per share excludes excise tax and commissions of $0.02 per share paid.
C.Prior to April 28, 2024, purchases were made pursuant to a share repurchase program approved by Grainger's Board of Directors and announced on April 28, 2021 (2021 Program). On April 24, 2024, Grainger's Board of Directors authorized a program for the Company to repurchase an aggregate amount of up to five million shares in the open market, through privately negotiated transactions and block transactions, pursuant to a trading plan or otherwise (2024 Program) with no expiration date. In authorizing the 2024 Program, the Board of Directors terminated the 2021 Program.

Item 5: Other Information
None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended September 30, 2024.

W.W. Grainger, Inc. and Subsidiaries
Item 6: Exhibits

EXHIBIT NO.	DESCRIPTION
4.1	Fifth Supplemental Indenture, dated as of September 12, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee (including Form of Note).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. GRAINGER, INC.
Date:	October 31, 2024	By:	/s/ Deidra C. Merriwether
Deidra C. Merriwether
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)
Date:	October 31, 2024	By:	/s/ Laurie R. Thomson
Laurie R. Thomson
Vice President and Controller
(Principal Accounting Officer)