Form 10-Q
period 2025-03-31
W.W. GRAINGER, INC.
filed 2025-05-01
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Yes ☐  No ☒

There were 48,039,213 shares of the Company’s Common Stock outstanding as of April 24, 2025.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions of dollars and shares, except for per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net sales	$4,306	$4,235
Cost of goods sold	2,596	2,567
Gross profit	1,710	1,668
Selling, general and administrative expenses	1,038	999
Operating earnings	672	669
Other expense (income):
Interest expense – net	21	21
Other – net	(6)	(7)
Total other expense – net	15	14
Earnings before income taxes	657	655
Income tax provision	157	158
Net earnings	500	497
Less net earnings attributable to noncontrolling interest	21	19
Net earnings attributable to W.W. Grainger, Inc.	$479	$478
Earnings per share:
Basic	$9.88	$9.65
Diluted	$9.86	$9.62
Weighted average number of shares outstanding:
Basic	48.2	49.2
Diluted	48.3	49.4

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net earnings	$500	497
Other comprehensive earnings (losses):
Foreign currency translation adjustments	38	(54)
Postretirement benefit plan losses – net of tax expense of $1 and $1	(2)	(3)
Total other comprehensive earnings (losses)	36	(57)
Comprehensive earnings – net of tax	536	440
Less comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	21	19
Foreign currency translation adjustments	17	(22)
Total comprehensive earnings (losses) attributable to noncontrolling interest	38	(3)
Comprehensive earnings attributable to W.W. Grainger, Inc.	$498	$443

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except for share and per share amounts)

	As of
Assets	(Unaudited) March 31, 2025	December 31, 2024
Current assets
Cash and cash equivalents	$666	$1,036
Accounts receivable (less allowance for credit losses of $33 and $32, respectively)	2,369	2,232
Inventories – net	2,309	2,306
Prepaid expenses and other current assets	186	163
Total current assets	5,530	5,737
Property, buildings and equipment – net	1,974	1,927
Goodwill	356	355
Intangibles – net	249	243
Operating lease right-of-use	366	371
Other assets	183	196
Total assets	$8,658	$8,829

Liabilities and shareholders' equity
Current liabilities
Current maturities	$3	$499
Trade accounts payable	1,114	952
Accrued compensation and benefits	272	324
Operating lease liability	78	78
Accrued expenses	412	407
Income taxes payable	138	45
Total current liabilities	2,017	2,305
Long-term debt	2,278	2,279
Long-term operating lease liability	320	327
Deferred income taxes and tax uncertainties	97	101
Other non-current liabilities	99	114
Shareholders' equity
Cumulative preferred stock – $5 par value – 12,000,000 shares authorized; none issued or outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; 109,659,219 shares issued	55	55
Additional contributed capital	1,409	1,399
Retained earnings	14,057	13,677
Accumulated other comprehensive losses	(255)	(274)
Treasury stock, at cost – 61,584,626 and 61,326,349 shares, respectively	(11,786)	(11,499)
Total W.W. Grainger, Inc. shareholders’ equity	3,480	3,358
Noncontrolling interest	367	345
Total shareholders' equity	3,847	3,703
Total liabilities and shareholders' equity	$8,658	$8,829

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net earnings	$500	$497
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses	7	6
Deferred income taxes and tax uncertainties	(4)	(2)
Depreciation and amortization	61	56
Non-cash lease expense	20	21
Stock-based compensation	12	11
Change in operating assets and liabilities:
Accounts receivable	(128)	(163)
Inventories	6	76
Prepaid expenses and other assets	(19)	(85)
Trade accounts payable	154	202
Operating lease liabilities	(25)	(23)
Accrued liabilities	(42)	(35)
Income taxes – net	106	107
Other non-current liabilities	(2)	(7)
Net cash provided by operating activities	646	661
Cash flows from investing activities:
Capital expenditures	(125)	(119)
Proceeds from sale of assets	—	1
Net cash used in investing activities	(125)	(118)
Cash flows from financing activities:
Proceeds from debt	1	1
Payments of debt	(502)	(17)
Proceeds from stock options exercised	2	9
Payments for employee taxes withheld from stock awards	(3)	(10)
Purchases of treasury stock	(281)	(268)
Cash dividends paid	(115)	(105)
Other – net	—	(1)
Net cash used in financing activities	(898)	(391)
Exchange rate effect on cash and cash equivalents	7	(8)
Net change in cash and cash equivalents	(370)	144
Cash and cash equivalents at beginning of year	1,036	660
Cash and cash equivalents at end of period	$666	$804
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

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)
(Unaudited)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2025	$55	$1,399	$13,677	$(274)	$(11,499)	$345	$3,703
Stock-based compensation	—	10	—	—	1	—	11
Purchases of treasury stock	—	—	—	—	(288)	—	(288)
Net earnings	—	—	479	—	—	21	500
Other comprehensive earnings (losses)	—	—	—	19	—	17	36
Cash dividends paid ($2.05 per share)	—	—	(99)	—	—	(16)	(115)
Balance at March 31, 2025	$55	$1,409	$14,057	$(255)	$(11,786)	$367	$3,847

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

The Condensed Consolidated Balance Sheet at December 31, 2024, has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2025 (2024 Form 10-K).

There were no material changes to the Company’s significant accounting policies from those disclosed in Note 1 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data in the Company's 2024 Form 10-K.

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

The following table presents the Company's percentage of revenue by reportable segment and customer industry:

	Three Months Ended March 31,
	2025			2024
Customer Industry(1)	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)
Manufacturing	31%	30%	31%	32%	29%	31%
Government	18%	3%	15%	18%	3%	15%
Wholesale	7%	19%	10%	8%	18%	9%
Commercial Services	7%	12%	8%	7%	11%	8%
Contractors	5%	12%	6%	5%	11%	6%
Healthcare	8%	1%	6%	7%	1%	6%
Retail	4%	4%	4%	4%	4%	4%
Transportation	4%	2%	4%	4%	2%	4%
Utilities	3%	2%	3%	3%	2%	3%
Warehousing	3%	—%	2%	2%	—%	2%
Other(3)	10%	15%	11%	10%	19%	12%
Total net sales	100%	100%	100%	100%	100%	100%
Percent of total company revenue	79%	19%	100%	80%	18%	100%

(1) Customer industry results for the three months ended March 31, 2025 and 2024 primarily use the North American Industry Classification System (NAICS). As customers' businesses evolve, industry classifications may change. When these changes occur, Grainger does not recast the customer classification for prior periods as the industry used in the prior period was appropriate at the point-in-time. As a result, year-over-year changes may be impacted.

(2) Total Company includes other businesses, which includes the Cromwell business. Other businesses account for approximately 2% of total Company revenue for both the three months ended March 31, 2025 and 2024.

(3) Other primarily includes revenue from industries and customers that are not material individually, including hospitality, restaurants, property management and natural resources.

Total accrued sales incentives are recorded in Accrued expenses and were approximately $106 million and $109 million as of March 31, 2025 and December 31, 2024, respectively.

The Company had no material unsatisfied performance obligations, contract assets or liabilities as of March 31, 2025 and December 31, 2024.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3 - PROPERTY, BUILDINGS AND EQUIPMENT
Property, buildings and equipment consisted of the following (in millions of dollars):

	As of
	March 31, 2025	December 31, 2024
Land and land improvements	$417	$415
Building, structures and improvements	1,763	1,723
Furniture, fixtures, machinery and equipment	1,993	1,945
Property, buildings and equipment	$4,173	$4,083
Less accumulated depreciation	2,199	2,156
Property, buildings and equipment – net	$1,974	$1,927

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS
The Company did not identify any significant events or changes in circumstances that indicated the existence of impairment indicators during the three months ended March 31, 2025. As such, quantitative assessments were not required.

The balances and changes in the carrying amount of goodwill by segment are as follows (in millions of dollars):

	High-Touch Solutions N.A.	Endless Assortment	Total
Balance at January 1, 2024	$315	$55	$370
Translation	(9)	(6)	(15)
Balance at December 31, 2024	306	49	355
Translation	—	1	1
Balance at March 31, 2025	$306	$50	$356
The Company's cumulative goodwill impairments as of March 31, 2025 were $137 million. No goodwill impairments were recorded for the three months ended March 31, 2025 and 2024.
The balances and changes in intangible assets – net are as follows (in millions of dollars):

		As of
		March 31, 2025			December 31, 2024
	Weighted average life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer lists and relationships	10.7 years	$165	$156	$9	$164	$155	$9
Trademarks, trade names and other	14.9 years	31	25	6	31	24	7
Non-amortized trade names and other	Indefinite	18	—	18	18	—	18
Capitalized software	4.4 years	742	526	216	714	505	209
Total intangible assets	5.9 years	$956	$707	$249	$927	$684	$243

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5 - DEBT
Total debt, including long-term and current maturities, consisted of the following (in millions of dollars):

	As of
	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.60% senior notes due 2045	$1,000	$893	$1,000	$894
4.45% senior notes due 2034	500	480	500	477
3.75% senior notes due 2046	400	332	400	332
4.20% senior notes due 2047	400	316	400	312
Debt issuance costs – net of amortization and other	(22)	(22)	(21)	(21)
Long-term debt	2,278	1,999	2,279	1,994
1.85% senior notes due 2025(1)	—	—	500	498
Other	3	3	(1)	(1)
Current maturities	3	3	499	497
Total debt	$2,281	$2,002	$2,778	$2,491

(1) On February 18, 2025, Grainger repaid in full the principal amount of $500 million for the 1.85% Senior Notes that matured in February 2025. The related interest rate swaps with a notional value of $450 million that hedged a portion of the interest rate risk related to this debt expired on February 15, 2025.

Senior Notes
Between 2015 and 2024, Grainger issued $2.8 billion in unsecured debt (Senior Notes) primarily to provide flexibility in funding general working capital needs, share repurchases and long-term cash requirements. The Senior Notes require no principal payments until maturity and interest is paid semi-annually.

The Company incurred debt issuance costs related to its Senior Notes, representing underwriting fees and other expenses. These costs were recorded as a contra-liability in Long-term debt and are being amortized over the term of the Senior Notes using the straight-line method to Interest expense – net. The cumulative unamortized costs were $22 million as of March 31, 2025 and December 31, 2024.

Fair Value
The estimated fair value of the Company’s Senior Notes was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy.

NOTE 6 - SEGMENT INFORMATION
Grainger's two reportable segments are High-Touch Solutions N.A. (HTSNA) and Endless Assortment (EA). These reportable segments align with Grainger's go-to-market strategies and bifurcated business models of high-touch solutions and endless assortment that generate sales primarily through the distribution of MRO products. The remaining businesses are classified as Other to reconcile to consolidated results. These businesses individually and in the aggregate do not meet the criteria of a reportable segment.

The operating and reportable segments reflect the way the chief operating decision maker (CODM) evaluates the business. All expenses directly attributable to each reportable segment are included in the operating results for each segment. The CODM is not regularly provided and does not evaluate the segments using total asset or capital expenditure information and it is therefore not disclosed. For further discussion on the CODM, see Note 12 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data in the Company’s 2024 Form 10-K.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following is a summary of segment results (in millions of dollars):

	Three Months Ended March 31,
	2025			2024
	High-Touch Solutions N.A.	Endless Assortment	Total	High-Touch Solutions N.A.	Endless Assortment	Total
Net sales(1)	$3,397	$828	$4,225	$3,405	$751	$4,156
Reconciliation of net sales
Other net sales			81			79
Total company net sales			$4,306			$4,235
Less:
Cost of goods sold	1,958	583		1,982	531
Other segment items(2)	839	173		813	161
Segment operating earnings	$600	$72	$672	$610	$59	$669
Reconciliation of operating earnings
Other operating earnings			—			—
Total company operating earnings			$672			$669

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

Depreciation, amortization and non-cash lease expense presented below is related to long-lived assets, capitalized software and right-of-use assets. Long-lived assets consist of property, buildings and equipment.

	Three Months Ended March 31,
	2025	2024
Depreciation, amortization and non-cash lease expense:
High-Touch Solutions N.A.	$58	$54
Endless Assortment	19	18
Other	2	2
Total	$79	$74

Following is revenue by geographic location (in millions of dollars):

	Three Months Ended March 31,
	2025	2024
Revenue by geographic location(1):
United States	$3,504	$3,446
Japan	480	451
Canada	162	168
Other foreign countries	160	170
	$4,306	$4,235

(1) Revenue presented above is attributed to the destination country where the customer is located.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company is a broad line distributor of MRO products. Products are regularly added and removed from the Company's inventory. Accordingly, it would be impractical to provide sales information by product category due to the way the business is managed and the dynamic nature of the inventory offered, including the evolving list of products stocked and additional products available online but not stocked. For further information regarding the Company's sales by segment and customer industry, see Note 2.

NOTE 7 - CONTINGENCIES AND LEGAL MATTERS
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

The Company remains in litigation involving KMCO, LLC (KMCO) as previously disclosed. The Company continues to contest the remaining KMCO-related lawsuits and cannot reasonably predict the timing, outcome or any estimate of possible loss or range of losses on the remaining KMCO lawsuits.

NOTE 8 - SUBSEQUENT EVENTS
On April 30, 2025, the Company’s Board of Directors declared a quarterly dividend of $2.26 per share, payable June 1, 2025, to shareholders of record on May 12, 2025.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of W.W. Grainger, Inc. (Grainger or Company) as it is viewed by management of the Company. The following discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended December 31, 2024 included in the Company's 2024 Form 10-K and the Condensed Consolidated Financial Statements and accompanying notes included in Part I, Item 1: Financial Statements of this Form 10-Q.

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

Strategic Priorities
For a discussion of the Company’s strategic priorities for 2025, see Part 1, Item 1: Business and Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2024 Form 10-K.

Recent Events
Macroeconomic Conditions
The global economy continues to experience elevated levels of volatility and uncertainty, including within the commodity, labor, and transportation markets, driven by a combination of geopolitical developments and macroeconomic factors. Recent imposition of new and expanded tariffs have further contributed to disruptions in global capital markets and global supply chains. These developments may impact the Company’s operations, financial condition, and results of operations.

The Company is actively monitoring economic conditions in the U.S. and internationally, including the potential ramifications of evolving trade policies, changes in interest rates, foreign currency exchange rate fluctuations, inflationary pressures, and the risk of a global or regional economic recession. In response to these factors, the Company has implemented various strategies designed to mitigate certain adverse effects of changing inflationary conditions and supply chain challenges, while continuing to maintain market price competitiveness.

Historically, the Company's broad and diverse customer base and the generally nondiscretionary nature of its products have provided a degree of resilience during periods of economic contraction in the industrial MRO market. However, the ultimate impact of ongoing macroeconomic conditions, including recent tariff-related developments, remains uncertain and cannot be predicted at this time.

For further discussion of the Company's risks and uncertainties, see Part I, Item 1A: Risk Factors in the Company’s 2024 Form 10-K.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Results of Operations –Three Months Ended March 31, 2025
In this section, Grainger utilizes non-GAAP measures where it believes it will assist users of its financial statements in understanding its business. For further information regarding the Company's non-GAAP measures including reconciliations to the most directly comparable GAAP measures, see below "Non-GAAP Measures."

The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings for the three months ended March 31, 2025 and 2024 (in millions of dollars except per share amounts):

	Three Months Ended March 31,
			% Change	% of Net Sales
	2025	2024		2025	2024
Net sales(1)	$4,306	$4,235	1.7%	100.0%	100.0%
Cost of goods sold	2,596	2,567	1.1	60.3	60.6
Gross profit	1,710	1,668	2.5	39.7	39.4
Selling, general and administrative expenses	1,038	999	3.9	24.1	23.6
Operating earnings	672	669	0.4	15.6	15.8
Other expense – net	15	14	7.1	0.4	0.4
Income tax provision	157	158	(0.6)	3.6	3.7
Net earnings	500	497	0.6	11.6	11.7
Noncontrolling interest	21	19	10.5	0.5	0.4
Net earnings attributable to W.W. Grainger, Inc.	$479	$478	0.2	11.1%	11.3%
Diluted earnings per share	$9.86	$9.62	2.5%

(1) For further information regarding the Company's disaggregated revenue, see Note 2 of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1: Financial Statements of this Form 10-Q.

The following table is included as an aid to understanding the changes of Grainger's total net sales, daily net sales and daily, constant currency net sales from the prior period for the three months ended March 31, 2025 and 2024 (in millions of dollars):

	Three Months Ended March 31,
	2025	% Change(1)	2024	% Change(1)
Net sales	$4,306	1.7%	$4,235	3.5%

Daily net sales(2)	$69.4	3.3%	$66.2	3.5%

Daily, constant currency net sales(2)	$70.1	4.4%	$66.8	4.4%

(1) Calculated on the basis of prior year net sales for the three months ended March 31, 2025 and 2024.
(2) Daily net sales are adjusted for the difference in U.S. selling days relative to the prior year period. Daily, constant currency net sales are also adjusted to exclude the impact on net sales due to year-over-year foreign currency exchange rate fluctuations. There were 63 and 64 sales days in the three months ended March 31, 2025 and 2024, respectively. For further information regarding the Company's non-GAAP measures, including reconciliations to the most directly comparable GAAP measures, see below "Non-GAAP Measures."

Net sales of $4,306 million for the three months ended March 31, 2025 increased $71 million, or 2%, and on a daily, constant currency basis, net sales increased 4% compared to the same period in 2024. Both High-Touch Solutions N.A. and the Endless Assortment segment contributed to daily, constant currency sales growth in the first quarter of 2025. For further discussion on the Company's net sales, see the Segment Analysis section below.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Gross profit of $1,710 million for the three months ended March 31, 2025 increased $42 million, or 3%, and gross profit margin of 39.7% increased 30 basis points compared to the same period in 2024. For further discussion on the Company's gross profit, see the Segment Analysis section below.

Selling, general and administrative (SG&A) expenses of $1,038 million for the three months ended March 31, 2025 increased $39 million, or 4%, compared to the same period in 2024. The increase was primarily due to higher marketing expense in the first quarter of 2025.

Operating earnings of $672 million for the three months ended March 31, 2025 increased $3 million compared to the same period in 2024.

Income tax expense of $157 million and $158 million represents effective tax rates of 23.9% and 24.2% for the three months ended March 31, 2025 and 2024, respectively. The decrease in the effective tax rate was primarily due to tax planning benefits offset by lower benefits from stock compensation in the period.

Diluted earnings per share was $9.86 for the three months ended March 31, 2025, an increase of 3% compared to $9.62 for the same period in 2024.

Segment Analysis
In this section, Grainger utilizes non-GAAP measures where it believes it will assist users of its financial statements in understanding its business. For further information regarding the Company's non-GAAP measures including reconciliations to the most directly comparable GAAP measure, see below "Non-GAAP Measures." For further     segment information, see Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1: Financial Statements of this Form 10-Q.

High-Touch Solutions N.A.
The following table shows reported segment results (in millions of dollars):

	Three Months Ended March 31,
	2025	2024	% Change
Net sales	$3,397	$3,405	(0.2)%

Gross profit	$1,439	$1,423	1.1%
Selling, general and administrative expenses	$839	$813	3.2%
Operating earnings	$600	$610	(1.6)%

Net sales of $3,397 million for the three months ended March 31, 2025 were flat, and on a daily, constant currency basis, net sales increased 2% compared to the same period in 2024. The increase was primarily due to volume.

Gross profit of $1,439 million for the three months ended March 31, 2025 increased $16 million, or 1%. Gross profit margin of 42.4% increased 60 basis points compared to the same period in 2024. The increase was primarily from the supplier funding benefit related to the annual Grainger Sales Meeting. The benefit is offset in SG&A.

SG&A of $839 million for the three months ended March 31, 2025 increased $26 million, or 3%, compared to the same period in 2024. The increase was primarily due to higher payroll and benefit and marketing expenses.

Operating earnings of $600 million for the three months ended March 31, 2025 decreased $10 million, or 2%, compared to the same period in 2024.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Endless Assortment
The following table shows reported segment results (in millions of dollars):

	Three Months Ended March 31,
	2025	2024	% Change
Net sales	$828	$751	10.3%

Gross profit	$245	$220	11.4%
Selling, general and administrative expenses	$173	$161	7.5%
Operating earnings	$72	$59	22.0%

Net sales of $828 million for the three months ended March 31, 2025 increased $77 million, or 10%, and on a daily, constant currency basis increased 15% compared to the same period in 2024. The increase was due to repeat business for the segment and enterprise customer growth at MonotaRO. Sales growth was partially offset by unfavorable currency exchange of 3% due to changes in the exchange rate between the U.S. dollar and the Japanese yen.

Gross profit of $245 million for the three months ended March 31, 2025 increased $25 million, or 11%, and gross profit margin of 29.6% increased 30 basis points compared to the same period in 2024.

SG&A of $173 million for the three months ended March 31, 2025 increased $12 million, or 8%, compared to the same period in 2024. The increase was primarily due to higher marketing expenses.

Operating earnings of $72 million for the three months ended March 31, 2025 increased $13 million, or 22%, compared to the same period in 2024.

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

The Company adjusts its reported net sales to daily, constant currency net sales when there are differences in the number of U.S. selling days relative to the prior year period and also excludes the impact due to changes in foreign currency exchange rate fluctuations.

The Company believes its non-GAAP measures provide meaningful information to assist investors in understanding financial results and assessing future performance as they provide a better baseline for analyzing the ongoing performance of its businesses by excluding items that may not be indicative of core operating results. Grainger’s non-GAAP financial measures should be considered in addition to, and not as a replacement for or as a superior measure to, its most directly comparable GAAP measures and may not be comparable to similarly titled measures reported by other companies.

The following tables provide reconciliations of reported net sales growth from the prior year period in accordance with GAAP to the Company's non-GAAP measures daily net sales and daily, constant currency net sales for the three months ended March 31, 2025 and 2024 (in millions of dollars):

	Three Months Ended March 31,
	High-Touch Solutions N.A.		Endless Assortment		Total Company(1)
	2025	% Change(2)	2025	% Change(2)	2025	% Change(2)
Reported net sales	$3,397	(0.2)%	$828	10.3%	$4,306	1.7%

Daily impact(3)	0.9	1.5	0.2	1.7	1.1	1.6
Daily net sales	54.8	1.3	13.4	12.0	69.4	3.3
Foreign currency exchange(4)	0.3	0.6	0.3	3.3	0.7	1.1
Daily, constant currency net sales	$55.1	1.9%	$13.7	15.3%	$70.1	4.4%

	2024	% Change(2)	2024	% Change(2)	2024	% Change(2)
Reported net sales	$3,405	3.4%	$751	3.7%	$4,235	3.5%

Daily net sales	53.2	3.4	11.7	3.7	66.2	3.5
Foreign currency exchange(4)	(0.1)	(0.2)	0.7	6.3	0.6	0.9
Daily, constant currency net sales	$53.1	3.2%	$12.4	10.0%	$66.8	4.4%

(1) Total Company includes Other. Grainger's businesses reported in Other do not meet the criteria of a reportable segment.
(2) Compared to net sales in the prior year period.
(3) Excludes the impact on net sales due to the difference in U.S. selling days relative to the prior year period on a daily basis. There were 63 and 64 sales days in the three months ended March 31, 2025 and 2024, respectively.

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

Cash and Cash Equivalents
As of March 31, 2025 and December 31, 2024, Grainger had cash and cash equivalents of $666 million and $1,036 million, respectively. The Company had approximately $1.9 billion in available liquidity as of March 31, 2025.

Cash Flows
The following table shows the Company's cash flow activity for the periods presented (in millions of dollars):

	Three Months Ended March 31,
	2025	2024
Total cash provided by (used in):
Operating activities	$646	$661
Investing activities	(125)	(118)
Financing activities	(898)	(391)
Effect of exchange rate changes on cash and cash equivalents	7	(8)
Increase (decrease) in cash and cash equivalents	$(370)	$144

Net cash provided by operating activities was $646 million and $661 million for the three months ended March 31, 2025 and 2024, respectively. The decrease was driven by unfavorable changes in working capital primarily due to inventory management and timing of cash payments compared to the prior year period.

Net cash used in investing activities was $125 million and $118 million for the three months ended March 31, 2025 and 2024, respectively. The increase was due to capital expenditures driven by continued U.S. supply chain investments in the first quarter of 2025.

Net cash used in financing activities was $898 million and $391 million for the three months ended March 31, 2025 and 2024, respectively. The increase in cash used in financing activities was primarily due to the repayment of the 1.85% Senior Notes in the amount of $500 million.

Working Capital
Working capital as of March 31, 2025 was $3,198 million, a decrease of $84 million compared to $3,282 million as of December 31, 2024. As of March 31, 2025 and December 31, 2024, the ratio of current assets to current liabilities was 2.7 and 2.9, respectively.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. Grainger has various sources of financing available.

Total debt as a percent of total capitalization was 37.2% and 42.9% as of March 31, 2025 and December 31, 2024, respectively.

Grainger receives ratings from two independent credit rating agencies: Moody's Investor Service (Moody's) and Standard & Poor's (S&P). Both credit rating agencies currently rate the Company's corporate credit at investment grade.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the Company's credit ratings as of March 31, 2025:

	Corporate	Senior Unsecured	Short-term
Moody's	A2	A2	P1
S&P	A+	A+	A1

Commitments and Other Contractual Obligations
There were no material changes to the Company’s commitments and other contractual obligations from those disclosed in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2024 Form 10-K.

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

Note 1 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements of the Company's 2024 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s Condensed Consolidated Financial Statements.

There were no material changes to the Company's critical accounting estimates from those disclosed in Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2024 Form 10-K.

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

There were no material changes to the Company’s market risk from those described in Part II, Item 7A: Quantitative and Qualitative Disclosures About Market Risk in the Company's 2024 Form 10-K.

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

Changes in Internal Control Over Financial Reporting
There were no changes in Grainger's internal control over financial reporting for the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings
For an update to the description of the Company’s legal proceedings, see Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1: Financial Information of this Form 10-Q.

Item 1A: Risk Factors
There have been no material changes from the risk factors previously disclosed in Part 1, Item 1A: Risk Factors in the Company's 2024 Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities – First Quarter 2025

Period	Total Number of Shares Purchased (A)(B)	Average Price Paid per Share (C)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (D)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Jan. 1 – Jan. 31	78,216	$1,095.30	78,045	4,103,056
Feb. 1 – Feb. 28	95,222	$1,028.21	95,222	4,007,834
Mar. 1 – Mar. 31	103,728	$983.86	103,536	3,904,298
Total	277,166		276,803

A.There were no shares withheld to satisfy tax withholding obligations.
B.The difference of 363 shares between the Total Number of Shares Purchased and the Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs represents shares purchased by the administrator and record keeper of the W.W. Grainger, Inc. Retirement Savings Plan for the benefit of the employees who participate in the plan.
C.Average price paid per share excludes excise tax and commissions of $0.02 per share paid.
D.Purchases were made pursuant to a share repurchase program approved by Grainger's Board of Directors and announced April 24, 2024 (2024 Program). The 2024 Program authorized the Company to repurchase an aggregate amount of up to five million shares in the open market, through privately negotiated transactions and block transactions, pursuant to a trading plan or otherwise with no expiration date.

Item 5: Other Information
None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended March 31, 2025.

On April 30, 2025, the Company and Susan Slavik Williams, a member of the Company’s Board of Directors (the “Board”) and a beneficial owner of approximately 5.7% of the Company’s outstanding shares, entered into a letter agreement (the “Agreement”), pursuant to which Ms. Slavik Williams will, among other items, annually have the right to nominate up to one director nominee, which may only be Ms. Slavik Williams or a Family Member (as defined in the Agreement), for inclusion in the Board’s recommended slate of nominees for the ensuing annual meeting of shareholders. This summary of the Agreement is qualified in its entirety by reference to the Agreement, which is attached hereto as Exhibit 10.4 and incorporated herein by reference.

W.W. Grainger, Inc. and Subsidiaries
Item 6: Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	2025 Form of W.W. Grainger, Inc. 2022 Incentive Plan Restricted Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers.*
10.2	2025 Form of W.W. Grainger, Inc. 2022 Incentive Plan Performance Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers.*
10.3	Summary Description of the Company Management Incentive Program.*
10.4	Letter of Understanding between W.W. Grainger, Inc. and Susan Slavik Williams.**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).**

(*) Management contract or compensatory plan or arrangement.
(**) Filed herewith.
(***) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. GRAINGER, INC.
Date:	May 1, 2025	By:	/s/ Deidra C. Merriwether
Deidra C. Merriwether
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)
Date:	May 1, 2025	By:	/s/ Laurie R. Thomson
Laurie R. Thomson
Vice President and Controller
(Principal Accounting Officer)