Form 10-Q
period 2025-06-30
W.W. GRAINGER, INC.
filed 2025-08-01
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Yes ☐  No ☒

There were 47,832,244 shares of the Company’s Common Stock outstanding as of July 25, 2025.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions of dollars and shares, except for per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$4,554	$4,312	$8,860	$8,547
Cost of goods sold	2,799	2,618	5,395	5,185
Gross profit	1,755	1,694	3,465	3,362
Selling, general and administrative expenses	1,077	1,045	2,115	2,044
Operating earnings	678	649	1,350	1,318
Other expense (income):
Interest expense – net	20	20	41	41
Other – net	(3)	(7)	(9)	(14)
Total other expense – net	17	13	32	27
Earnings before income taxes	661	636	1,318	1,291
Income tax provision	153	146	310	304
Net earnings	508	490	1,008	987
Less net earnings attributable to noncontrolling interest	26	20	47	39
Net earnings attributable to W.W. Grainger, Inc.	$482	$470	$961	$948
Earnings per share:
Basic	$9.99	$9.54	$19.87	$19.20
Diluted	$9.97	$9.51	$19.83	$19.13
Weighted average number of shares outstanding:
Basic	48.0	49.0	48.1	49.1
Diluted	48.1	49.2	48.2	49.3

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net earnings	$508	$490	$1,008	987
Other comprehensive earnings (losses):
Foreign currency translation adjustments	75	(57)	113	(111)
Postretirement benefit plan losses – net of tax expense of $1, $1, $2, and $2, respectively	(4)	(4)	(6)	(7)
Total other comprehensive earnings (losses)	71	(61)	107	(118)
Comprehensive earnings – net of tax	579	429	1,115	869
Less comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	26	20	47	39
Foreign currency translation adjustments	15	(20)	32	(42)
Total comprehensive earnings (losses) attributable to noncontrolling interest	41	—	79	(3)
Comprehensive earnings attributable to W.W. Grainger, Inc.	$538	$429	$1,036	$872

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except for share and per share amounts)

	As of
Assets	(Unaudited) June 30, 2025	December 31, 2024
Current assets
Cash and cash equivalents	$597	$1,036
Accounts receivable (less allowance for credit losses of $34 and $32, respectively)	2,472	2,232
Inventories – net	2,357	2,306
Prepaid expenses and other current assets	224	163
Total current assets	5,650	5,737
Property, buildings and equipment – net	2,107	1,927
Goodwill	365	355
Intangibles – net	267	243
Operating lease right-of-use	355	371
Other assets	193	196
Total assets	$8,937	$8,829

Liabilities and shareholders' equity
Current liabilities
Current maturities	$2	$499
Trade accounts payable	1,204	952
Accrued compensation and benefits	260	324
Operating lease liability	81	78
Accrued expenses	414	407
Income taxes payable	41	45
Total current liabilities	2,002	2,305
Long-term debt	2,341	2,279
Long-term operating lease liability	305	327
Deferred income taxes and tax uncertainties	102	101
Other non-current liabilities	104	114
Shareholders' equity
Cumulative preferred stock – $5 par value – 12,000,000 shares authorized; none issued or outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; 109,659,219 shares issued	55	55
Additional contributed capital	1,414	1,399
Retained earnings	14,429	13,677
Accumulated other comprehensive losses	(199)	(274)
Treasury stock, at cost – 61,749,526 and 61,326,349 shares, respectively	(12,025)	(11,499)
Total W.W. Grainger, Inc. shareholders’ equity	3,674	3,358
Noncontrolling interest	409	345
Total shareholders' equity	4,083	3,703
Total liabilities and shareholders' equity	$8,937	$8,829

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net earnings	$1,008	$987
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses	13	12
Deferred income taxes and tax uncertainties	1	15
Depreciation and amortization	125	116
Non-cash lease expense	41	41
Stock-based compensation	35	34
Change in operating assets and liabilities:
Accounts receivable	(212)	(205)
Inventories	(19)	71
Prepaid expenses and other assets	(33)	(42)
Trade accounts payable	231	184
Operating lease liabilities	(53)	(47)
Accrued liabilities	(60)	(18)
Income taxes – net	(37)	(62)
Other non-current liabilities	(17)	(14)
Net cash provided by operating activities	1,023	1,072
Cash flows from investing activities:
Capital expenditures	(300)	(195)
Proceeds from sale of assets	4	1
Other – net	13	17
Net cash used in investing activities	(283)	(177)
Cash flows from financing activities:
Proceeds from debt	63	3
Payments of debt	(503)	(17)
Proceeds from stock options exercised	2	10
Payments for employee taxes withheld from stock awards	(30)	(40)
Purchases of treasury stock	(507)	(512)
Cash dividends paid	(225)	(206)
Other – net	(1)	(1)
Net cash used in financing activities	(1,201)	(763)
Exchange rate effect on cash and cash equivalents	22	(23)
Net change in cash and cash equivalents	(439)	109
Cash and cash equivalents at beginning of year	1,036	660
Cash and cash equivalents at end of period	$597	$769
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

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)
(Unaudited)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2025	$55	$1,399	$13,677	$(274)	$(11,499)	$345	$3,703
Stock-based compensation	—	10	—	—	1	—	11
Purchases of treasury stock	—	—	—	—	(288)	—	(288)
Net earnings	—	—	479	—	—	21	500
Other comprehensive earnings (losses)	—	—	—	19	—	17	36
Cash dividends paid ($2.05 per share)	—	—	(99)	—	—	(16)	(115)
Balance at March 31, 2025	$55	$1,409	$14,057	$(255)	$(11,786)	$367	$3,847
Stock-based compensation	—	6	—	—	(11)	1	(4)
Purchases of treasury stock	—	—	—	—	(228)	—	(228)
Net earnings	—	—	482	—	—	26	508
Other comprehensive earnings (losses)	—	—	—	56	—	15	71
Capital contribution	—	(1)	—	—	—	—	(1)
Cash dividends paid ($2.26 per share)	—	—	(110)	—	—	—	(110)
Balance at June 30, 2025	$55	$1,414	$14,429	$(199)	$(12,025)	$409	$4,083

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

The following tables present the Company's percentage of revenue by reportable segment and by customer industry:

	Three Months Ended June 30,
	2025			2024
Customer Industry(1)	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)
Manufacturing	30%	30%	30%	31%	30%	31%
Government	19%	3%	16%	19%	3%	16%
Wholesale	7%	18%	9%	7%	18%	9%
Commercial Services	7%	12%	8%	7%	12%	8%
Contractors	6%	12%	7%	5%	12%	6%
Healthcare	7%	1%	6%	7%	2%	6%
Retail	4%	4%	4%	4%	4%	4%
Transportation	4%	2%	4%	4%	2%	4%
Utilities	3%	2%	3%	3%	2%	3%
Warehousing	3%	—%	2%	3%	—%	2%
Other(3)	10%	16%	11%	10%	15%	11%
Total net sales	100%	100%	100%	100%	100%	100%
Percent of total company revenue	78%	20%	100%	80%	18%	100%

(1)Customer industry results for the three months ended June 30, 2025 and 2024 primarily use the North American Industry Classification System (NAICS). As customers' businesses evolve, industry classifications may change. When these changes occur, Grainger does not recast the customer classification for prior periods as the industry used in the prior period was appropriate at the point-in-time. As a result, year-over-year changes may be impacted.

(2)Total Company includes other businesses, which includes the Cromwell business. Other businesses account for approximately 2% of Total Company revenue for both the three months ended June 30, 2025 and 2024.

(3)Other primarily includes revenue from industries and customers that are not material individually, including hospitality, restaurants, property management and natural resources.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30,
	2025			2024
Customer Industry(1)	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)
Manufacturing	30%	30%	30%	31%	29%	31%
Government	19%	3%	15%	19%	3%	16%
Wholesale	7%	18%	9%	7%	18%	9%
Commercial Services	7%	12%	8%	7%	12%	8%
Contractors	5%	12%	7%	5%	11%	6%
Healthcare	8%	1%	6%	7%	1%	6%
Retail	4%	4%	4%	4%	4%	4%
Transportation	4%	2%	4%	4%	2%	4%
Utilities	3%	2%	3%	3%	2%	3%
Warehousing	3%	1%	2%	3%	1%	2%
Other(3)	10%	15%	12%	10%	17%	11%
Total net sales	100%	100%	100%	100%	100%	100%
Percent of total company revenue	78%	20%	100%	80%	18%	100%

(1)Customer industry results for the six months ended June 30, 2025 and 2024 primarily use the North American Industry Classification System (NAICS). As customers' businesses evolve, industry classifications may change. When these changes occur, Grainger does not recast the customer classification for prior periods as the industry used in the prior period was appropriate at the point-in-time. As a result, year-over-year changes may be impacted.

(2)Total Company includes other businesses, which includes the Cromwell business. Other businesses account for approximately 2% of Total Company revenue for both the six months ended June 30, 2025 and 2024.

(3)Other primarily includes revenue from industries and customers that are not material individually, including hospitality, restaurants, property management and natural resources.

Total accrued sales incentives are recorded in Accrued expenses and were approximately $114 million and $109 million as of June 30, 2025 and December 31, 2024, respectively.

The Company had no material unsatisfied performance obligations, contract assets or liabilities as of June 30, 2025 and December 31, 2024.

NOTE 3 - PROPERTY, BUILDINGS AND EQUIPMENT
Property, buildings and equipment consisted of the following (in millions of dollars):

	As of
	June 30, 2025	December 31, 2024
Land and land improvements	$435	$415
Building, structures and improvements	1,866	1,723
Furniture, fixtures, machinery and equipment	2,050	1,945
Property, buildings and equipment	$4,351	$4,083
Less accumulated depreciation	2,244	2,156
Property, buildings and equipment – net	$2,107	$1,927

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS
The Company did not identify any significant events or changes in circumstances that indicated the existence of impairment indicators during the three and six months ended June 30, 2025. As such, quantitative assessments were not required.

The balances and changes in the carrying amount of goodwill by segment are as follows (in millions of dollars):

	High-Touch Solutions N.A.	Endless Assortment	Total
Balance at January 1, 2024	$315	$55	$370
Translation	(9)	(6)	(15)
Balance at December 31, 2024	306	49	355
Translation	6	4	10
Balance at June 30, 2025	$312	$53	$365
The Company's cumulative goodwill impairments as of June 30, 2025 were $137 million. No goodwill impairments were recorded for the three and six months ended June 30, 2025 and 2024.
The balances and changes in intangible assets – net are as follows (in millions of dollars):

		As of
		June 30, 2025			December 31, 2024
	Weighted average life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer lists and relationships	10.7 years	$166	$158	$8	$164	$155	$9
Trademarks, trade names and other	14.9 years	32	26	6	31	24	7
Non-amortized trade names and other	Indefinite	19	—	19	18	—	18
Capitalized software	4.5 years	785	551	234	714	505	209
Total intangible assets	5.9 years	$1,002	$735	$267	$927	$684	$243

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5 - DEBT
Total debt, including long-term and current maturities, consisted of the following (in millions of dollars):

	As of
	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.60% senior notes due 2045	$1,000	$884	$1,000	$894
4.45% senior notes due 2034	500	489	500	477
3.75% senior notes due 2046	400	329	400	332
4.20% senior notes due 2047	400	311	400	312
Japanese Yen term loans	62	62	—	—
Debt issuance costs – net of amortization and other	(21)	(21)	(21)	(21)
Long-term debt	2,341	2,054	2,279	1,994
1.85% senior notes due 2025(1)	—	—	500	498
Other	2	2	(1)	(1)
Current maturities	2	2	499	497
Total debt	$2,343	$2,056	$2,778	$2,491

(1)On February 18, 2025, Grainger repaid in full the principal amount of $500 million for the 1.85% Senior Notes that matured in February 2025. The related interest rate swaps with a notional value of $450 million that hedged a portion of the interest rate risk related to this debt expired on February 15, 2025.

Senior Notes
Between 2015 and 2024, Grainger issued $2.8 billion in unsecured debt (Senior Notes) primarily to provide flexibility in funding general working capital needs, share repurchases and long-term cash requirements. The Senior Notes require no principal payments until maturity and interest is paid semi-annually.

The Company incurred debt issuance costs related to its Senior Notes, representing underwriting fees and other expenses. These costs were recorded as a contra-liability in Long-term debt and are being amortized over the term of the Senior Notes using the straight-line method to Interest expense – net. As of June 30, 2025 and December 31, 2024, the cumulative unamortized costs were $21 million and $22 million, respectively.

Japanese Yen Term Loans
In June 2025, MonotaRO entered into ¥9 billion term loan agreements to fund the expansion of its distribution center (DC) network. The Japanese Yen term loans mature in 2035, payable in equal monthly principal installments from September 2028 through June 2035, and bear a weighted average interest rate of 1.24%.

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

The following is a summary of segment results (in millions of dollars):

	Three Months Ended June 30,
	2025			2024
	High-Touch Solutions N.A.	Endless Assortment	Total	High-Touch Solutions N.A.	Endless Assortment	Total
Net sales(1)	$3,544	$929	$4,473	$3,458	$776	$4,234
Reconciliation of net sales
Other net sales			81			78
Total company net sales			$4,554			$4,312
Less:
Cost of goods sold	2,090	652		2,015	547
Other segment items(2)	865	185		852	168
Segment operating earnings	$589	$92	$681	$591	$61	$652
Reconciliation of operating earnings
Other operating earnings			(3)			(3)
Total company operating earnings			$678			$649

	Six Months Ended June 30,
	2025			2024
	High-Touch Solutions N.A	Endless Assortment	Total	High-Touch Solutions N.A	Endless Assortment	Total
Net sales(1)	$6,941	$1,757	$8,698	$6,863	$1,527	$8,390
Reconciliation of net sales
Other net sales			162			157
Total company net sales			$8,860			$8,547
Less:
Cost of goods sold	4,048	1,235		3,997	1,078
Other segment items(2)	1,704	358		1,665	329
Segment operating earnings	$1,189	$164	$1,353	$1,201	$120	$1,321
Reconciliation of operating earnings
Other operating earnings (losses)			(3)			(3)
Total company operating earnings			$1,350			$1,318

(1)Intersegment sales are recorded at values based on market prices, which creates intercompany profit sales that are eliminated within each segment to present only the impact of net sales to external customers.

(2)Other segment items for HTSNA and EA consist of selling, general and administrative expenses primarily comprised of payroll and benefits, marketing expense, depreciation, amortization and non-cash lease expense, corporate overhead expenses allocated to each segment based upon benefits received, occupancy and other miscellaneous expenses. Intersegment expenses including fees and certain incurred costs for shared services are also included within the amounts shown above.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Depreciation, amortization and non-cash lease expense presented below is related to long-lived assets, capitalized software and right-of-use assets. Long-lived assets consist of property, buildings and equipment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation, amortization and non-cash lease expense:
High-Touch Solutions N.A.	$61	$59	$119	$113
Endless Assortment	20	17	39	35
Other	3	2	5	4
Total	$84	$78	$163	$152

Following is revenue by geographic location (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue by geographic location(1):
United States	$3,652	$3,502	$7,156	$6,948
Japan	562	469	1,042	920
Canada	175	170	337	338
Other foreign countries	165	171	325	341
	$4,554	$4,312	$8,860	$8,547

(1)Revenue presented above is attributed to the destination country where the customer is located.

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

NOTE 8 - SUBSEQUENT EVENTS
On July 4, 2025, the President of the United States enacted a comprehensive spending and policy bill that includes provisions related to corporate income tax reform. The Company is currently evaluating the financial statement impact of this legislation.

On July 30, 2025, the Company’s Board of Directors declared a quarterly dividend of $2.26 per share, payable September 1, 2025, to shareholders of record on August 11, 2025.

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

Recent Events
Macroeconomic Conditions
The global economy continues to experience elevated levels of volatility and uncertainty, including within the commodity, labor, and transportation markets, driven by a combination of geopolitical developments and macroeconomic factors. Recent imposition of new and fluctuating tariffs have further contributed to disruptions in global capital markets and global supply chains. These developments may impact the Company’s operations, financial condition, and results of operations.

The Company is actively monitoring economic conditions in the U.S. and internationally, including the potential ramifications of evolving trade policies, changes in interest rates, foreign currency exchange rate fluctuations, inflationary pressures, and the risk of a global or regional economic recession. In response to these factors, the Company has implemented various strategies designed to mitigate certain adverse effects of changing inflationary conditions and supply chain challenges, while continuing to maintain market price competitiveness to the extent possible.

Historically, the Company's broad and diverse customer base and the generally nondiscretionary nature of its products have provided a degree of resilience during periods of economic contraction in the industrial MRO market. However, the ultimate impact of ongoing macroeconomic conditions, including recent, unprecedented tariff-related developments, remains uncertain and cannot be predicted at this time, but may impact the Company’s operations, financial condition, and results of operations.

For further discussion of the Company's risks and uncertainties, see Part I, Item 1A: Risk Factors in the Company’s 2024 Form 10-K.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Results of Operations –Three Months Ended June 30, 2025
In this section, Grainger utilizes non-GAAP measures where it believes it will assist users of its financial statements in understanding its business. For further information regarding the Company's non-GAAP measures including reconciliations to the most directly comparable GAAP measures, see below "Non-GAAP Measures."

The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings for the three months ended June 30, 2025 and 2024 (in millions of dollars except per share amounts):

	Three Months Ended June 30,
			% Change	% of Net Sales
	2025	2024		2025	2024
Net sales(1)	$4,554	$4,312	5.6%	100.0%	100.0%
Cost of goods sold	2,799	2,618	6.9	61.5	60.7
Gross profit	1,755	1,694	3.6	38.5	39.3
Selling, general and administrative expenses	1,077	1,045	3.1	23.6	24.2
Operating earnings	678	649	4.5	14.9	15.1
Other expense – net	17	13	30.8	0.3	0.3
Income tax provision	153	146	4.8	3.4	3.4
Net earnings	508	490	3.7	11.2	11.4
Noncontrolling interest	26	20	30.0	0.6	0.5
Net earnings attributable to W.W. Grainger, Inc.	$482	$470	2.6	10.6%	10.9%
Diluted earnings per share	$9.97	$9.51	4.8%

(1)For further information regarding the Company's disaggregated revenue, see Note 2 of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1: Financial Statements of this Form 10-Q.

The following table is included as an aid to understanding the changes of Grainger's total net sales, daily net sales and daily, constant currency net sales from the prior period for the three months ended June 30, 2025 and 2024 (in millions of dollars):

	Three Months Ended June 30,
	2025	% Change(1)	2024	% Change(1)
Net sales	$4,554	5.6%	$4,312	3.1%

Daily net sales(2)	$71.2	5.6%	$67.4	3.1%

Daily, constant currency net sales(2)	$70.8	5.1%	$68.4	4.6%

(1)Calculated on the basis of prior year net sales for the three months ended June 30, 2025 and 2024.
(2)Daily net sales are adjusted for the difference in U.S. selling days relative to the prior year period. Daily, constant currency net sales are also adjusted to exclude the impact on net sales due to year-over-year foreign currency exchange rate fluctuations. There were 64 sales days in the three months ended June 30, 2025 and 2024. For further information regarding the Company's non-GAAP measures, including reconciliations to the most directly comparable GAAP measures, see below "Non-GAAP Measures."

Net sales of $4,554 million for the three months ended June 30, 2025 increased $242 million, or 6%, and on a daily, constant currency basis, net sales increased 5% compared to the same period in 2024. Both High-Touch Solutions N.A. and the Endless Assortment segment contributed to sales growth in the second quarter of 2025. For further discussion on the Company's net sales, see the Segment Analysis section below.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Gross profit of $1,755 million for the three months ended June 30, 2025 increased $61 million, or 4%, and gross profit margin of 38.5% decreased 80 basis points compared to the same period in 2024. For further discussion on the Company's gross profit, see the Segment Analysis section below.

Selling, general and administrative (SG&A) expenses of $1,077 million for the three months ended June 30, 2025 increased $32 million, or 3%, compared to the same period in 2024. Adjusted SG&A expenses increased $48 million, or 5%, compared to the same period in 2024. The increase was primarily due to higher marketing expenses in the second quarter of 2025.

Operating earnings of $678 million for the three months ended June 30, 2025 increased $29 million, or 5%, compared to the same period in 2024. Adjusted operating earnings increased $13 million, or 2%, compared to the same period in 2024. The increase was due to higher gross profit dollars, partially offset by increased SG&A expenses in the second quarter of 2025.

Income tax expense of $153 million for the three months ended June 30, 2025 increased $7 million compared to the same period in 2024. Adjusted income tax expense increased $3 million compared to the same period in 2024. Grainger's reported and adjusted effective tax rates were 23.2% and 22.9% for the three months ended June 30, 2025 and 2024, respectively. The increase in the effective tax rate was primarily due to lower benefits from stock compensation in the period.

Diluted earnings per share was $9.97 for the three months ended June 30, 2025, an increase of 5% compared to $9.51 for the same period in 2024. Adjusted diluted earnings per share increased 2% compared to $9.76 for the same period in 2024.

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

High-Touch Solutions N.A.
The following table shows reported segment results (in millions of dollars):

	Three Months Ended June 30,
	2025	2024	% Change
Net sales	$3,544	$3,458	2.5%

Gross profit	$1,454	$1,443	0.8%
Selling, general and administrative expenses	865	852	1.5%
Operating earnings	$589	$591	(0.3)%

Net sales of $3,544 million for the three months ended June 30, 2025 increased $86 million, which represents a 3%, increase on a reported and daily, constant currency basis, compared to the same period in 2024. The increase was primarily due to volume.

Gross profit of $1,454 million for the three months ended June 30, 2025 increased $11 million, or 1%. Gross profit margin of 41.0% decreased 70 basis points compared to the same period in 2024. The decrease was primarily driven by negative price cost spread due to timing and last-in, first-out (LIFO) inventory valuation impacts.

SG&A expenses of $865 million for the three months ended June 30, 2025 increased $13 million, or 2%, compared to the same period in 2024. Adjusted SG&A expenses increased $28 million, or 3%, compared to the same period in 2024. The increase was primarily due to higher marketing expenses.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Operating earnings of $589 million for the three months ended June 30, 2025 decreased $2 million compared to the same period in 2024. Adjusted operating earnings decreased $17 million, or 3%, compared to the same period in 2024.

Endless Assortment
The following table shows reported segment results (in millions of dollars):

	Three Months Ended June 30,
	2025	2024	% Change
Net sales	$929	$776	19.7%

Gross profit	$277	$229	21.0%
Selling, general and administrative expenses	185	168	10.1%
Operating earnings	$92	$61	50.8%

Net sales of $929 million for the three months ended June 30, 2025 increased $153 million, or 20%, and on a daily, constant currency basis increased 16% compared to the same period in 2024. The increase was due to repeat business for the segment and enterprise customer growth at MonotaRO.

Gross profit of $277 million for the three months ended June 30, 2025 increased $48 million, or 21%, and gross profit margin of 29.8% increased 30 basis points compared to the same period in 2024.

SG&A expenses of $185 million for the three months ended June 30, 2025 increased $17 million, or 10%, compared to the same period in 2024. The increase was primarily due to higher marketing expenses.

Operating earnings of $92 million for the three months ended June 30, 2025 increased $31 million, or 51%, compared to the same period in 2024.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Six Months Ended June 30, 2025
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

The following table is included as an aid to understanding the changes in Grainger's Condensed Consolidated Statements of Earnings (in millions of dollars except per share amounts):

	Six Months Ended June 30,
			% Change	% of Net Sales
	2025	2024		2025	2024
Net sales(1)	$8,860	$8,547	3.7%	100.0%	100.0%
Cost of goods sold	5,395	5,185	4.1	60.9	60.7
Gross profit	3,465	3,362	3.1	39.1	39.3
Selling, general and administrative expenses	2,115	2,044	3.5	23.9	23.9
Operating earnings	1,350	1,318	2.4	15.2	15.4
Other expense – net	32	27	18.5	0.4	0.2
Income tax provision	310	304	2.0	3.5	3.6
Net earnings	1,008	987	2.1	11.3	11.6
Noncontrolling interest	47	39	20.5	0.5	0.5
Net earnings attributable to W.W. Grainger, Inc.	$961	$948	1.4	10.8%	11.1%
Diluted earnings per share	$19.83	$19.13	3.7%

(1)For further information regarding the Company's disaggregated revenue, see Note 2 of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1: Financial Statements of this Form 10-Q.

The following table is included as an aid to understanding the changes of Grainger's total net sales, daily net sales and daily, organic constant currency net sales compared from the prior period for the six months ended June 30, 2025 and 2024 (in millions of dollars):

	Six Months Ended June 30,
	2025	% Change(1)	2024	% Change(1)
Net sales	$8,860	3.7%	$8,547	3.3%

Daily net sales(2)	$70.3	4.5%	$66.8	3.3%

Daily, constant currency net sales(2)	$70.5	4.7%	$67.6	4.5%

(1)Calculated on the basis of prior year net sales for the six months ended June 30, 2025 and 2024.
(2)Daily net sales are adjusted for the difference in U.S. selling days relative to the prior year period. Daily constant currency net sales are also adjusted to exclude the impact on net sales due to year-over-year foreign currency exchange rate fluctuations. There were 127 and 128 sales days in the six months ended June 30, 2025 and 2024, respectively. For further information regarding the Company's non-GAAP measures, including reconciliations to the most directly comparable GAAP measure, see below "Non-GAAP Measures."

Net sales of $8,860 million for the six months ended June 30, 2025 increased $313 million, or 4%, and on a daily, constant currency basis increased 5% compared to the same period in 2024. Both High-Touch Solutions N.A. and the Endless Assortment segments contributed to sales growth in the six months ended June 30, 2025. For further discussion on the Company's net sales, see the Segment Analysis section below.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Gross profit of $3,465 million for the six months ended June 30, 2025 increased $103 million, or 3%, and gross profit margin of 39.1% decreased 20 basis points compared to the same period in 2024. For further discussion on the Company's gross profit, see the Segment Analysis section below.

SG&A expenses of $2,115 million for the six months ended June 30, 2025 increased $71 million, or 4%, and adjusted SG&A expenses increased $87 million, or 4%, driven by higher marketing expenses in 2025.

Operating earnings of $1,350 million for the six months ended June 30, 2025 increased $32 million or 2%, compared to the same period in 2024. Adjusted operating earnings increased $16 million, or 1% compared to the same period in 2024.

Income taxes of $310 million for the six months ended June 30, 2025 increased $6 million, compared to the same period in 2024. Adjusted income taxes increased $2 million, compared to the same period in 2024. Grainger's reported and adjusted effective tax rates were 23.5% for the six months ended June 30, 2025 and 2024.

Diluted earnings per share was $19.83 for the six months ended June 30, 2025, an increase of 4% compared to $19.13 for the same period in 2024. Adjusted diluted earnings per share increased 2% compared to $19.37 for the same period in 2024.

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

High-Touch Solutions N.A.
The following table shows reported segment results (in millions of dollars):

	Six Months Ended June 30,
	2025	2024	% Change
Net sales	$6,941	$6,863	1.1%

Gross profit	$2,893	$2,866	0.9%
Selling, general and administrative expenses	1,704	1,665	2.3%
Operating earnings	$1,189	$1,201	(1.0)%

Net sales of $6,941 million for the six months ended June 30, 2025 increased $78 million, or 1%, and on a daily, constant currency basis increased 2% compared to the same period in 2024. The increase was primarily due to volume.

Gross profit of $2,893 million for the six months ended June 30, 2025 increased $27 million, or 1%, and gross profit margin of 41.7% decreased 10 basis points compared to the same period in 2024.

SG&A expenses of $1,704 million for the six months ended June 30, 2025 increased $39 million, or 2%, compared to the same period in 2024. Adjusted SG&A expenses increased $54 million, or 3%. The increase was primarily due to higher marketing and payroll and benefit expenses in 2025.

Operating earnings of $1,189 million for the six months ended June 30, 2025 decreased $12 million, or 1%, compared to the same period in 2024. Adjusted operating earnings deceased $27 million, or 2%, compared to the same period in 2024.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Endless Assortment
The following table shows reported segment results (in millions of dollars):

	Six Months Ended June 30,
	2025	2024	% Change
Net sales	$1,757	$1,527	15.1%

Gross profit	$522	$449	16.3%
Selling, general and administrative expenses	358	329	8.8%
Operating earnings	$164	$120	36.7%

Net sales of $1,757 million for the six months ended June 30, 2025 increased $230 million, or 15%, and on a daily constant currency basis increased 16% compared to the same period in 2024. The increase was due to repeat business for the segment and enterprise customer growth at MonotaRO.

Gross profit of $522 million for the six months ended June 30, 2025 increased $73 million, or 16%, and gross profit margin of 29.7% increased 30 basis points compared to the same period in 2024.

SG&A expenses of $358 million for the six months ended June 30, 2025 increased $29 million, or 9%, compared to the same period in 2024. The increase was primarily due to higher marketing expenses in 2025.

Operating earnings of $164 million for the six months ended June 30, 2025 increased $44 million, or 37% compared to the same period in 2024.

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

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following tables provide reconciliations of reported net sales growth from the prior year period in accordance with GAAP to the Company's non-GAAP measures daily net sales and daily, constant currency net sales for the three months ended June 30, 2025 and 2024 (in millions of dollars):

	Three Months Ended June 30,
	High-Touch Solutions N.A.		Endless Assortment		Total Company(1)
	2025	% Change(2)	2025	% Change(2)	2025	% Change(2)
Reported net sales	$3,544	2.5%	$929	19.7%	$4,554	5.6%

Daily impact(3)	—	—	—	—	—	—
Daily net sales	55.4	2.5	14.5	19.7	71.2	5.6
Foreign currency exchange(4)	0.1	0.3	(0.4)	(3.4)	(0.4)	(0.5)
Daily, constant currency net sales	$55.5	2.8%	$14.1	16.3%	$70.8	5.1%

	2024	% Change(2)	2024	% Change(2)	2024	% Change(2)
Reported net sales	$3,458	3.1%	$776	3.3%	$4,312	3.1%

Daily impact(3)	—	—	—	—	—	—
Daily net sales	54.0	3.1	12.1	3.3	67.4	3.1
Foreign currency exchange(4)	—	—	1.0	8.4	1.0	1.5
Daily, constant currency net sales	$54.0	3.1%	$13.1	11.7%	$68.4	4.6%

(1)Total Company includes Other. Grainger's businesses reported in Other do not meet the criteria of a reportable segment.
(2)Compared to net sales in the prior year period.
(3)Excludes the impact on net sales due to the difference in U.S. selling days relative to the prior year period on a daily basis. There were 64 sales days in the three months ended June 30, 2025 and 2024.

(4)Excludes the impact on net sales due to year-over-year foreign currency exchange rate fluctuations on a daily basis.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following tables provide reconciliations of reported net sales growth from the prior year period in accordance with GAAP to the Company's non-GAAP measures daily net sales and daily, constant currency net sales for the six months ended June 30, 2025 and 2024 (in millions of dollars):

	Six months ended June 30,
	High-Touch Solutions N.A.		Endless Assortment		Total Company(1)
	2025	% Change(2)	2025	% Change(2)	2025	% Change(2)
Reported net sales	$6,941	1.1%	$1,757	15.1%	$8,860	3.7%

Daily impact(3)	0.4	0.8	0.1	0.9	0.5	0.8
Daily net sales	55.1	1.9	13.9	16.0	70.3	4.5
Foreign currency exchange(4)	0.2	0.4	—	(0.1)	0.2	0.2
Daily, constant currency net sales	$55.3	2.3%	$13.9	15.9%	$70.5	4.7%

	2024	% Change(2)	2024	% Change(2)	2024	% Change(2)
Reported net sales	$6,863	3.2%	$1,527	3.5%	$8,547	3.3%

Daily impact(3)	—	—	—	—	—	—
Daily net sales	53.6	3.2	11.9	3.5	66.8	3.3
Foreign currency exchange(4)	—	(0.1)	0.9	7.4	0.8	1.2
Daily, constant currency net sales	$53.6	3.1%	$12.8	10.9%	$67.6	4.5%

(1)Total Company includes Other. Grainger's businesses reported in Other do not meet the criteria of a reportable segment.
(2)Compared to net sales in the prior year period.
(3)Excludes the impact on net sales due to the difference in U.S. selling days relative to the prior year period on a daily basis. There were 127 and 128 sales days in the six months ended June 30, 2025 and 2024, respectively.

(4)Excludes the impact on net sales due to year-over-year foreign currency exchange rate fluctuations on a daily basis.

The following tables provide reconciliations of reported SG&A expenses, operating earnings, net earnings attributable to W.W. Grainger, Inc. and diluted earnings per share determined in accordance with GAAP to the Company's non-GAAP measures adjusted SG&A expenses, adjusted operating earnings, adjusted net earnings attributable to W.W. Grainger, Inc. and adjusted diluted earnings per share for the three and six months ended June 30, 2025 and 2024 (in millions of dollars):

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 2025	Reported	Adjustment(1)	Adjusted	% Change Reported(2)	% Change Adjusted(2)
Selling, general and administrative expenses
High-Touch Solutions N.A.	$865	$—	$865
Endless Assortment	185	—	185
Other(3)	27	—	27
Selling, general and administrative expenses	$1,077	$—	$1,077	3.1%	4.7%

Earnings
High-Touch Solutions N.A.	$589	$—	$589
Endless Assortment	92	—	92
Other(3)	(3)	—	(3)
Operating earnings	$678	$—	$678	4.5%	2.0%
Total other expense – net	(17)	—	(17)
Income tax provision	(153)	—	(153)
Net earnings	$508	$—	$508
Noncontrolling interest	(26)	—	(26)
Net earnings attributable to W.W. Grainger, Inc.	$482	$—	$482	2.6%	—
Diluted earnings per share	$9.97	$—	$9.97	4.8%	2.2%

Three months ended June 30, 2024	Reported	Adjustment(1)	Adjusted	% Change Reported(2)	% Change Adjusted(2)
Selling, general and administrative expenses
High-Touch Solutions N.A.	$852	$(15)	$837
Endless Assortment	168	—	168
Other(3)	25	(1)	24
Selling, general and administrative expenses	$1,045	$(16)	$1,029	6.3%	4.7%

Earnings
High-Touch Solutions N.A.	$591	$15	$606
Endless Assortment	61	—	61
Other(3)	(3)	1	(2)
Operating earnings	$649	$16	$665	(1.8)%	0.6%
Total other expense – net	(13)	—	(13)
Income tax provision(4)	(146)	(4)	(150)
Net earnings	$490	$12	$502
Noncontrolling interest	(20)	—	(20)
Net earnings attributable to W.W. Grainger, Inc.	$470	$12	$482	—	2.6%
Diluted earnings per share	$9.51	$0.25	$9.76	2.5%	5.2%

(1)Reflects restructuring costs incurred in the second quarter of 2024. There were no non-GAAP adjustments for the three months ended June 30, 2025.
(2)Compared to the reported and adjusted results of the prior year period.
(3)Grainger's businesses reported in Other do not meet the criteria of a reportable segment.
(4)Reflects a tax benefit related to the restructuring costs incurred in the second quarter of 2024. Grainger's reported and adjusted effective tax rates were 23.2% for the three months ended June 30, 2025.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Six Months Ended June 30, 2025	Reported	Adjustment(1)	Adjusted	% Change Reported(2)	% Change Adjusted(2)
Selling, general and administrative expenses
High-Touch Solutions N.A.	$1,704	$—	$1,704
Endless Assortment	358	—	358
Other(3)	53	—	53
Selling, general and administrative expenses	$2,115	$—	$2,115	3.5%	4.3%

Earnings
High-Touch Solutions N.A.	$1,189	$—	$1,189
Endless Assortment	164	—	164
Other(3)	(3)	—	(3)
Operating earnings	$1,350	$—	$1,350	2.4%	1.2%
Total other expense – net	(32)	—	(32)
Income tax provision	(310)	—	(310)
Net earnings	$1,008	$—	$1,008
Noncontrolling interest	(47)	—	(47)
Net earnings attributable to W.W. Grainger, Inc.	$961	$—	$961	1.4%	0.1%
Diluted earnings per share	$19.83	$—	$19.83	3.7%	2.4%

Six Months Ended June 30, 2024	Reported	Adjustment(1)	Adjusted	% Change Reported(2)	% Change Adjusted(2)
Selling, general and administrative expenses
High-Touch Solutions N.A.	$1,665	$(15)	$1,650
Endless Assortment	329	—	329
Other(3)	50	(1)	49
Selling, general and administrative expenses	$2,044	$(16)	$2,028	5.5%	4.7%

Earnings
High-Touch Solutions N.A.	$1,201	$15	$1,216
Endless Assortment	120	—	120
Other(3)	(3)	1	(2)
Operating earnings	$1,318	$16	$1,334	(1.7)%	(0.5)%
Total other expense – net	(27)	—	(27)
Income tax provision(4)	(304)	(4)	(308)
Net earnings	$987	$12	$999
Noncontrolling interest	(39)	—	(39)
Net earnings attributable to W.W. Grainger, Inc.	$948	$12	$960	(1.0)%	0.2%
Diluted earnings per share	$19.13	$0.24	$19.37	1.3%	2.5%

(1)Reflects restructuring costs incurred in the second quarter of 2024. There were no non-GAAP adjustments for the six months ended June 30, 2025.
(2)Compared to the reported and adjusted results of the prior year period.
(3)Grainger's businesses reported in Other do not meet the criteria of a reportable segment.
(4)Reflects a tax benefit related to the restructuring costs incurred in the second quarter of 2024. Grainger's reported and adjusted effective tax rates were 23.5% for the six months ended June 30, 2025.

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

Cash and Cash Equivalents
As of June 30, 2025 and December 31, 2024, Grainger had cash and cash equivalents of $597 million and $1,036 million, respectively. The Company had approximately $1.8 billion in available liquidity as of June 30, 2025.

Cash Flows
The following table shows the Company's cash flow activity for the periods presented (in millions of dollars):

	Six Months Ended June 30,
	2025	2024
Total cash provided by (used in):
Operating activities	$1,023	$1,072
Investing activities	(283)	(177)
Financing activities	(1,201)	(763)
Effect of exchange rate changes on cash and cash equivalents	22	(23)
Increase (decrease) in cash and cash equivalents	$(439)	$109

Net cash provided by operating activities was $1,023 million and $1,072 million for the six months ended June 30, 2025 and 2024, respectively. The decrease was driven by unfavorable changes in working capital primarily due to inventory inflation partially offset by timing of cash payments compared to the prior year period.

Net cash used in investing activities was $283 million and $177 million for the six months ended June 30, 2025 and 2024, respectively. The increase was due to capital expenditures driven by continued U.S. and MonotaRO supply chain investments in the first half of 2025.

Net cash used in financing activities was $1,201 million and $763 million for the six months ended June 30, 2025 and 2024, respectively. The increase in cash used in financing activities was primarily due to the repayment of the 1.85% Senior Notes in the amount of $500 million.

Working Capital
Working capital as of June 30, 2025 was $3,455 million, an increase of $173 million compared to $3,282 million as of December 31, 2024. As of June 30, 2025 and December 31, 2024, the ratio of current assets to current liabilities was 2.8 and 2.9, respectively.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. Grainger has various sources of financing available.

Total debt as a percent of total capitalization was 36.5% and 42.9% as of June 30, 2025 and December 31, 2024, respectively.

Grainger receives ratings from two independent credit rating agencies: Moody's Investor Service (Moody's) and Standard & Poor's (S&P). Both credit rating agencies currently rate the Company's corporate credit at investment grade.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the Company's credit ratings as of June 30, 2025:

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

Changes in Internal Control Over Financial Reporting
There were no changes in Grainger's internal control over financial reporting for the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities – Second Quarter 2025

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Apr. 1 – Apr. 30	95,367	$976.31	95,367	3,808,931
May 1 – May 31	76,555	$1,072.07	76,555	3,732,376
Jun. 1 – Jun. 30	48,872	$1,053.04	48,872	3,683,504
Total	220,794		220,794

(1)There were no shares withheld to satisfy tax withholding obligations.
(2)Average price paid per share excludes excise tax and commissions of $0.02 per share paid.
(3)Purchases were made pursuant to a share repurchase program approved by Grainger's Board of Directors and announced April 24, 2024 (2024 Program). The 2024 Program authorized the Company to repurchase an aggregate amount of up to five million shares in the open market, through privately negotiated transactions and block transactions, pursuant to a trading plan or otherwise with no expiration date.

Item 5: Other Information
None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended June 30, 2025.

W.W. Grainger, Inc. and Subsidiaries
Item 6: Exhibits

EXHIBIT NO.	DESCRIPTION
3.1	Restated Articles of Incorporation of W.W. Grainger, Inc., as Amended, incorporated by reference to Exhibit 3.1 to W.W. Grainger, Inc.'s Current Report on Form 8-K dated May 15, 2025.
3.2	By-laws of W.W. Grainger, Inc.**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).**

(*) Management contract or compensatory plan or arrangement.
(**) Filed herewith.
(***) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. GRAINGER, INC.
Date:	August 1, 2025	By:	/s/ Deidra C. Merriwether
Deidra C. Merriwether
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)
Date:	August 1, 2025	By:	/s/ Laurie R. Thomson
Laurie R. Thomson
Vice President and Controller
(Principal Accounting Officer)