Form 10-Q
period 2025-09-30
W.W. GRAINGER, INC.
filed 2025-10-31
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Yes ☐  No ☒

There were 47,549,337 shares of the Company’s Common Stock outstanding as of October 24, 2025.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions of dollars and shares, except for per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$4,657	$4,388	$13,517	$12,935
Cost of goods sold	2,859	2,668	8,254	7,853
Gross profit	1,798	1,720	5,263	5,082
Selling, general and administrative expenses	1,287	1,034	3,402	3,078
Operating earnings	511	686	1,861	2,004
Other expense (income):
Interest expense – net	20	19	61	60
Other – net	(1)	(4)	(10)	(18)
Total other expense – net	19	15	51	42
Earnings before income taxes	492	671	1,810	1,962
Income tax provision	171	166	481	470
Net earnings	321	505	1,329	1,492
Less net earnings attributable to noncontrolling interest	27	19	74	58
Net earnings attributable to W.W. Grainger, Inc.	$294	$486	$1,255	$1,434
Earnings per share:
Basic	$6.13	$9.90	$26.02	$29.10
Diluted	$6.12	$9.87	$25.97	$29.00
Weighted average number of shares outstanding:
Basic	47.8	48.8	48.0	49.0
Diluted	47.9	48.9	48.1	49.2

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net earnings	$321	$505	$1,329	1,492
Other comprehensive earnings (losses):
Foreign currency translation adjustments	(28)	79	85	(32)
Postretirement benefit plan losses – net of tax expense of $1, $1, $3, and $3, respectively	(3)	(3)	(9)	(10)
Total other comprehensive earnings (losses)	(31)	76	76	(42)
Comprehensive earnings – net of tax	290	581	1,405	1,450
Less comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	27	19	74	58
Foreign currency translation adjustments	(11)	38	21	(4)
Total comprehensive earnings (losses) attributable to noncontrolling interest	16	57	95	54
Comprehensive earnings attributable to W.W. Grainger, Inc.	$274	$524	$1,310	$1,396

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except for share and per share amounts)

	As of
Assets	(Unaudited) September 30, 2025	December 31, 2024
Current assets
Cash and cash equivalents	$535	$1,036
Accounts receivable (less allowance for credit losses of $36 and $32, respectively)	2,408	2,232
Inventories – net	2,275	2,306
Prepaid expenses and other current assets	206	163
Assets held for sale	50	—
Total current assets	5,474	5,737
Property, buildings and equipment – net	2,237	1,927
Goodwill	361	355
Intangibles – net	264	243
Operating lease right-of-use	320	371
Other assets	192	196
Total assets	$8,848	$8,829

Liabilities and shareholders' equity
Current liabilities
Current maturities	$2	$499
Trade accounts payable	1,123	952
Accrued compensation and benefits	297	324
Operating lease liability	76	78
Accrued expenses	410	407
Income taxes payable	25	45
Liabilities held for sale	82	—
Total current liabilities	2,015	2,305
Long-term debt	2,367	2,279
Long-term operating lease liability	275	327
Deferred income taxes and tax uncertainties	135	101
Other non-current liabilities	95	114
Shareholders' equity
Cumulative preferred stock – $5 par value – 12,000,000 shares authorized; none issued or outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; 109,659,219 shares issued	55	55
Additional contributed capital	1,428	1,399
Retained earnings	14,615	13,677
Accumulated other comprehensive losses	(219)	(274)
Treasury stock, at cost – 62,034,184 and 61,326,349 shares, respectively	(12,318)	(11,499)
Total W.W. Grainger, Inc. shareholders’ equity	3,561	3,358
Noncontrolling interest	400	345
Total shareholders' equity	3,961	3,703
Total liabilities and shareholders' equity	$8,848	$8,829

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net earnings	$1,329	$1,492
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses	20	18
Deferred income taxes and tax uncertainties	37	24
Depreciation and amortization	190	175
Non-cash lease expense	62	61
Impairment loss and net losses from business divestitures	196	—
Stock-based compensation	49	48
Change in operating assets and liabilities:
Accounts receivable	(252)	(183)
Inventories	(27)	86
Prepaid expenses and other assets	(32)	(26)
Trade accounts payable	185	99
Operating lease liabilities	(79)	(73)
Accrued liabilities	4	36
Income taxes – net	(42)	(64)
Other non-current liabilities	(20)	(10)
Net cash provided by operating activities	1,620	1,683
Cash flows from investing activities:
Capital expenditures	(558)	(283)
Proceeds from sale of assets	4	2
Other – net	11	19
Net cash used in investing activities	(543)	(262)
Cash flows from financing activities:
Proceeds from debt	90	503
Payments of debt	(503)	(38)
Proceeds from stock options exercised	2	26
Payments for employee taxes withheld from stock awards	(31)	(44)
Purchases of treasury stock	(798)	(739)
Cash dividends paid	(358)	(321)
Other – net	(1)	(2)
Net cash used in financing activities	(1,599)	(615)
Exchange rate effect on cash and cash equivalents	21	(18)
Net change in cash and cash equivalents	(501)	788
Cash and cash equivalents at beginning of year	1,036	660
Cash and cash equivalents at end of period	$535	$1,448
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

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)
(Unaudited)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2025	$55	$1,399	$13,677	$(274)	$(11,499)	$345	$3,703
Stock-based compensation	—	10	—	—	1	—	11
Purchases of treasury stock	—	—	—	—	(288)	—	(288)
Net earnings	—	—	479	—	—	21	500
Other comprehensive earnings (losses)	—	—	—	19	—	17	36
Cash dividends paid ($2.05 per share)	—	—	(99)	—	—	(16)	(115)
Balance at March 31, 2025	$55	$1,409	$14,057	$(255)	$(11,786)	$367	$3,847
Stock-based compensation	—	6	—	—	(11)	1	(4)
Purchases of treasury stock	—	—	—	—	(228)	—	(228)
Net earnings	—	—	482	—	—	26	508
Other comprehensive earnings (losses)	—	—	—	56	—	15	71
Capital contribution	—	(1)	—	—	—	—	(1)
Cash dividends paid ($2.26 per share)	—	—	(110)	—	—	—	(110)
Balance at June 30, 2025	$55	$1,414	$14,429	$(199)	$(12,025)	$409	$4,083
Stock-based compensation	—	14	—	—	—	(1)	13
Purchases of treasury stock	—	—	—	—	(293)	—	(293)
Net earnings	—	—	294	—	—	27	321
Other comprehensive earnings (losses)	—	—	—	(20)	—	(11)	(31)
Capital contribution	—	—	—	—	—	1	1
Cash dividends paid ($2.26 per share)	—	—	(108)	—	—	(25)	(133)
Balance at September 30, 2025	$55	$1,428	$14,615	$(219)	$(12,318)	$400	$3,961

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

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 2 - ASSETS AND LIABILITIES HELD FOR SALE
In September 2025, Grainger committed to a plan to sell its Cromwell business in the United Kingdom (U.K.), part of Other, which is not a reportable segment, and entered into a definitive agreement on October 6, 2025. Completion of the sale is expected in the fourth quarter of 2025, subject to satisfaction of customary closing conditions and regulatory approval. The Company determined the associated assets and liabilities met the held for sale accounting criteria as of September 30, 2025. As a result, the Company recorded an asset impairment loss of $186 million in selling, general and administrative expenses in the third quarter of 2025 to adjust the net book value of this business (including cumulative translation losses related to the Cromwell business in accumulated other comprehensive losses) to its fair value less cost to sell. There was no tax benefit as a result of this impairment loss. The planned divestiture is not considered a strategic shift that will have a material effect on the Company's operations and financial results, and therefore it does not qualify for reporting as discontinued operations.

The assets and liabilities classified as held for sale on the Condensed Consolidated Balance Sheet as of September 30, 2025 were as follows (in millions of dollars):

As of
(Unaudited) September 30, 2025
Accounts receivable	$85
Inventories – net	82
Prepaid expenses and other current assets	8
Property, buildings and equipment – net	40
Intangibles – net	4
Operating lease right-of-use	17
Impairment of carrying value	(186)
Total assets held for sale	$50

Trade accounts payable	$33
Accrued compensation and benefits	5
Operating lease liability	5
Accrued expenses	22
Long-term operating lease liability	12
Other non-current liabilities	5
Total liabilities held for sale	$82

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

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present the Company's percentage of revenue by reportable segment and by customer industry:

	Three Months Ended September 30,
	2025			2024
Customer Industry(1)	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)
Manufacturing	30%	30%	30%	30%	30%	30%
Government	20%	3%	16%	20%	3%	17%
Wholesale	7%	18%	9%	7%	18%	9%
Commercial Services	7%	12%	8%	7%	12%	8%
Contractors	6%	12%	7%	5%	12%	6%
Healthcare	7%	1%	6%	7%	1%	6%
Retail	4%	4%	4%	4%	4%	4%
Transportation	4%	2%	4%	4%	2%	4%
Utilities	3%	2%	3%	3%	2%	3%
Warehousing	2%	—%	2%	3%	—%	2%
Other(3)	10%	16%	11%	10%	16%	11%
Total net sales	100%	100%	100%	100%	100%	100%
Percent of total company revenue	78%	20%	100%	80%	18%	100%

(1)Customer industry results for the three months ended September 30, 2025 and 2024 primarily use the North American Industry Classification System (NAICS). As customers' businesses evolve, industry classifications may change. When these changes occur, Grainger does not recast the customer classification for prior periods as the industry used in the prior period was appropriate at the point-in-time. As a result, year-over-year changes may be impacted.

(2)Total Company includes other businesses, which includes the Cromwell business. Other businesses accounted for approximately 2% of Total Company revenue for both the three months ended September 30, 2025 and 2024.

(3)Other primarily includes revenue from industries and customers that are not material individually, including hospitality, restaurants, property management and natural resources.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2025			2024
Customer Industry(1)	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)
Manufacturing	30%	30%	30%	31%	29%	31%
Government	19%	3%	16%	19%	3%	16%
Wholesale	7%	18%	9%	7%	18%	9%
Commercial Services	7%	12%	8%	7%	12%	8%
Contractors	6%	12%	7%	5%	12%	6%
Healthcare	7%	1%	6%	7%	1%	6%
Retail	4%	4%	4%	4%	4%	4%
Transportation	4%	2%	4%	4%	2%	4%
Utilities	3%	2%	3%	3%	2%	3%
Warehousing	3%	—%	2%	3%	—%	2%
Other(3)	10%	16%	11%	10%	17%	11%
Total net sales	100%	100%	100%	100%	100%	100%
Percent of total company revenue	78%	20%	100%	80%	18%	100%

(1)Customer industry results for the nine months ended September 30, 2025 and 2024 primarily use the North American Industry Classification System (NAICS). As customers' businesses evolve, industry classifications may change. When these changes occur, Grainger does not recast the customer classification for prior periods as the industry used in the prior period was appropriate at the point-in-time. As a result, year-over-year changes may be impacted.

(2)Total Company includes other businesses, which includes the Cromwell business. Other businesses accounted for approximately 2% of Total Company revenue for both the nine months ended September 30, 2025 and 2024.

(3)Other primarily includes revenue from industries and customers that are not material individually, including hospitality, restaurants, property management and natural resources.

Total accrued sales incentives are recorded in Accrued expenses and were approximately $113 million and $109 million as of September 30, 2025 and December 31, 2024, respectively.

The Company had no material unsatisfied performance obligations, contract assets or liabilities as of September 30, 2025 and December 31, 2024.

NOTE 4 - PROPERTY, BUILDINGS AND EQUIPMENT
Property, buildings and equipment consisted of the following (in millions of dollars):

	As of
	September 30, 2025	December 31, 2024
Land and land improvements	$550	$415
Building, structures and improvements	1,845	1,723
Furniture, fixtures, machinery and equipment	2,052	1,945
Property, buildings and equipment	$4,447	$4,083
Less accumulated depreciation	2,210	2,156
Property, buildings and equipment – net	$2,237	$1,927

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS
The Company did not identify any significant events or changes in circumstances that indicated the existence of impairment indicators during the three and nine months ended September 30, 2025. As such, quantitative assessments were not required.

The balances and changes in the carrying amount of goodwill by segment are as follows (in millions of dollars):

	High-Touch Solutions N.A.	Endless Assortment	Total
Balance at January 1, 2024	$315	$55	$370
Translation	(9)	(6)	(15)
Balance at December 31, 2024	306	49	355
Translation	4	2	6
Balance at September 30, 2025	$310	$51	$361
The Company's cumulative goodwill impairments as of September 30, 2025 were $137 million. No goodwill impairments were recorded for the three and nine months ended September 30, 2025 and 2024.
The balances and changes in intangible assets – net are as follows (in millions of dollars):

		As of
		September 30, 2025			December 31, 2024
	Weighted average life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer lists and relationships	10.7 years	$164	$158	$6	$164	$155	$9
Trademarks, trade names and other	16.5 years	20	16	4	31	24	7
Non-amortized trade names and other	Indefinite	19	—	19	18	—	18
Capitalized software	4.5 years	805	570	235	714	505	209
Total intangible assets	5.8 years	$1,008	$744	$264	$927	$684	$243

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6 - DEBT
Total debt, including long-term and current maturities, consisted of the following (in millions of dollars):

	As of
	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.60% senior notes due 2045	$1,000	$911	$1,000	$894
4.45% senior notes due 2034	500	494	500	477
3.75% senior notes due 2046	400	337	400	332
4.20% senior notes due 2047	400	319	400	312
Japanese Yen term loans	88	88	—	—
Debt issuance costs – net of amortization and other	(21)	(21)	(21)	(21)
Long-term debt	2,367	2,128	2,279	1,994
1.85% senior notes due 2025(1)	—	—	500	498
Other	2	2	(1)	(1)
Current maturities	2	2	499	497
Total debt	$2,369	$2,130	$2,778	$2,491

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

The Company incurred debt issuance costs related to its Senior Notes, representing underwriting fees and other expenses. These costs were recorded as a contra-liability in Long-term debt and are being amortized over the term of the Senior Notes using the straight-line method to Interest expense – net. As of September 30, 2025 and December 31, 2024, the cumulative unamortized costs were $21 million and $22 million, respectively.

Japanese Yen Term Loans
In June 2025, MonotaRO entered into ¥9 billion term loan agreements to fund the expansion of its distribution center (DC) network. The Japanese Yen term loans mature in 2035, payable in equal monthly principal installments from September 2028 through June 2035, and bear a weighted average interest rate of 1.24%.

In September 2025, MonotaRO entered into an additional ¥4 billion term loan agreement to fund the expansion of its DC network. The Japanese Yen term loan matures in 2035, payable in equal monthly principal installments from September 2028 through June 2035, and bears a fixed interest rate of 1.33%.

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

The following is a summary of segment results (in millions of dollars):

	Three Months Ended September 30,
	2025			2024
	High-Touch Solutions N.A.	Endless Assortment	Total	High-Touch Solutions N.A.	Endless Assortment	Total
Net sales(1)	$3,635	$935	$4,570	$3,515	$791	$4,306
Reconciliation of net sales
Other net sales			87			82
Total company net sales			$4,657			$4,388
Less:
Cost of goods sold	2,140	654		2,053	558
Other segment items(2)	871	199		845	163
Segment operating earnings	$624	$82	$706	$617	$70	$687
Reconciliation of operating earnings
Other operating earnings			(195)			(1)
Total company operating earnings			$511			$686

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

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2025			2024
	High-Touch Solutions N.A.	Endless Assortment	Total	High-Touch Solutions N.A.	Endless Assortment	Total
Net sales(1)	$10,576	$2,692	$13,268	$10,378	$2,318	$12,696
Reconciliation of net sales
Other net sales			249			239
Total company net sales			$13,517			$12,935
Less:
Cost of goods sold	6,188	1,889		6,050	1,636
Other segment items(2)	2,575	557		2,510	492
Segment operating earnings	$1,813	$246	$2,059	$1,818	$190	$2,008
Reconciliation of operating earnings
Other operating earnings (losses)			(198)			(4)
Total company operating earnings			$1,861			$2,004

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation, amortization and non-cash lease expense (in millions of dollars):
High-Touch Solutions N.A.	$62	$58	$181	$171
Endless Assortment	20	18	59	53
Other	2	2	7	6
Total	$84	$77	$247	$229

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following is revenue by geographic location (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue by geographic location(1):
United States	$3,756	$3,585	$10,912	$10,533
Japan	558	471	1,600	1,391
Canada	169	161	506	499
Other foreign countries	174	171	499	512
	$4,657	$4,388	$13,517	$12,935

(1)Revenue presented above is attributed to the destination country where the customer is located.

The Company is a broad line distributor of MRO products. Products are regularly added and removed from the Company's inventory. Accordingly, it would be impractical to provide sales information by product category due to the way the business is managed and the dynamic nature of the inventory offered, including the evolving list of products stocked and additional products available online but not stocked. For further information regarding the Company's sales by segment and customer industry, see Note 3.

NOTE 8 - CONTINGENCIES AND LEGAL MATTERS
From time to time, the Company is involved in various legal and administrative proceedings, including claims related to: product liability, safety or compliance; privacy and cybersecurity matters; negligence; contract disputes; environmental issues; unclaimed property; wage and hour laws; intellectual property; advertising and marketing; consumer protection; pricing (including disaster or emergency declaration pricing statutes); employment practices; regulatory compliance, including trade and export matters; anti-bribery and corruption; and other matters and actions brought by team members, consumers, competitors, suppliers, customers, governmental entities and other third parties.

The Company has been engaged in litigation involving KMCO, LLC (KMCO) as described in previous quarterly and annual reports. As of September 30, 2025, the Company has settled or resolved all remaining lawsuits pending against the Company. These settlements had no effect on net earnings or cash flows.

NOTE 9 - SUBSEQUENT EVENTS
On October 29, 2025, the Company’s Board of Directors declared a quarterly dividend of $2.26 per share, payable December 1, 2025, to shareholders of record on November 10, 2025.

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

Historically, the Company's broad and diverse customer base and the generally nondiscretionary nature of its products have provided a degree of resilience during periods of economic contraction in the industrial MRO market. However, the ultimate impact of ongoing macroeconomic conditions, including recent, unprecedented tariff-related developments and shifting government budget policies and priorities at the municipal, state, and national levels, remains uncertain and cannot be predicted at this time, but may impact the Company’s operations, financial condition, and results of operations.

For further discussion of the Company's risks and uncertainties, see Part I, Item 1A: Risk Factors in the Company’s 2024 Form 10-K.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Results of Operations –Three Months Ended September 30, 2025
In this section, Grainger utilizes non-GAAP measures where it believes it will assist users of its financial statements in understanding its business. As discussed in the "Non-GAAP Measures" section, we have adjusted the current year results to exclude one-time losses recorded in SG&A expenses of $186 million within Other and $10 million within Endless Assortment, related to the intention to exit the U.K. market. For further information regarding the Company's non-GAAP measures, including reconciliations to the most directly comparable GAAP measures, see below "Non-GAAP Measures."

The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings for the three months ended September 30, 2025 and 2024 (in millions of dollars except per share amounts):

	Three Months Ended September 30,
			% Change	% of Net Sales
	2025	2024		2025	2024
Net sales(1)	$4,657	$4,388	6.1%	100.0%	100.0%
Cost of goods sold	2,859	2,668	7.2	61.4	60.8
Gross profit	1,798	1,720	4.5	38.6	39.2
Selling, general and administrative expenses	1,287	1,034	24.5	27.6	23.6
Operating earnings	511	686	(25.5)	11.0	15.6
Other expense – net	19	15	26.7	0.4	0.3
Income tax provision	171	166	3.0	3.7	3.8
Net earnings	321	505	(36.4)	6.9	11.5
Noncontrolling interest	27	19	42.1	0.6	0.4
Net earnings attributable to W.W. Grainger, Inc.	$294	$486	(39.5)	6.3%	11.1%
Diluted earnings per share	$6.12	$9.87	(38.0)%

(1)For further information regarding the Company's disaggregated revenue, see Note 3 of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1: Financial Statements of this Form 10-Q.

The following table is included as an aid to understanding the changes of Grainger's total net sales, daily net sales and daily, constant currency net sales from the prior period for the three months ended September 30, 2025 and 2024 (in millions of dollars):

	Three Months Ended September 30,
	2025	% Change(1)	2024	% Change(1)
Net sales	$4,657	6.1%	$4,388	4.3%

Daily net sales(2)	$72.8	6.1%	$67.5	2.6%

Daily, constant currency net sales(2)	$72.3	5.4%	$68.2	3.6%

(1)Calculated on the basis of prior year net sales for the three months ended September 30, 2025 and 2024.
(2)Daily net sales are adjusted for the difference in U.S. selling days relative to the prior year period. Daily, constant currency net sales are also adjusted to exclude the impact on net sales due to year-over-year foreign currency exchange rate fluctuations. There were 64 sales days in the three months ended September 30, 2025 and 2024. For further information regarding the Company's non-GAAP measures, including reconciliations to the most directly comparable GAAP measures, see below "Non-GAAP Measures."

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Net sales of $4,657 million for the three months ended September 30, 2025 increased $269 million, or 6%, and on a daily, constant currency basis, net sales increased 5% compared to the same period in 2024. Both High-Touch Solutions N.A. and the Endless Assortment segment contributed to sales growth in the third quarter of 2025. For further discussion on the Company's net sales, see the Segment Analysis section below.

Gross profit of $1,798 million for the three months ended September 30, 2025 increased $78 million, or 5%, and gross profit margin of 38.6% decreased 60 basis points compared to the same period in 2024. For further discussion on the Company's gross profit, see the Segment Analysis section below.

Selling, general and administrative (SG&A) expenses of $1,287 million for the three months ended September 30, 2025 increased $253 million, or 25%, compared to the same period in 2024. Adjusted SG&A expenses of $1,091 million increased $57 million, or 6%, compared to the same period in 2024. The increase was primarily due to higher marketing expenses in the third quarter of 2025.

Operating earnings of $511 million for the three months ended September 30, 2025 decreased $175 million, or 26%, compared to the same period in 2024. Adjusted operating earnings of $707 million increased $21 million, or 3%, compared to the same period in 2024. The increase was due to higher gross profit dollars, partially offset by increased SG&A expenses in the third quarter of 2025.

Income tax expense of $171 million for the three months ended September 30, 2025 increased $5 million compared to the same period in 2024 on a reported and adjusted basis. Grainger's effective tax rates were 34.7% and 24.8% for the three months ended September 30, 2025 and 2024, respectively. The adjusted effective tax rate was 24.8% for the three months ended September 30, 2025.

Diluted earnings per share was $6.12 for the three months ended September 30, 2025, a decrease of 38% compared to $9.87 for the same period in 2024. Adjusted diluted earnings per share increased 3% for the same period in 2024.

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

High-Touch Solutions N.A.
The following table shows reported segment results (in millions of dollars):

	Three Months Ended September 30,
	2025	2024	% Change
Net sales	$3,635	$3,515	3.4%

Gross profit	$1,495	$1,462	2.3%
Selling, general and administrative expenses	871	845	3.1%
Operating earnings	$624	$617	1.1%

Net sales of $3,635 million for the three months ended September 30, 2025 increased $120 million, which represents a 3% increase on a reported and daily, constant currency basis, compared to the same period in 2024. The increase was primarily due to volume.

Gross profit of $1,495 million for the three months ended September 30, 2025 increased $33 million, or 2%, and gross profit margin of 41.1% decreased 50 basis points compared to the same period in 2024. The decrease was primarily driven by negative price cost spread due to timing and last-in, first-out (LIFO) inventory valuation impacts.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
SG&A expenses of $871 million for the three months ended September 30, 2025 increased $26 million, or 3%, compared to the same period in 2024. The increase was primarily due to higher marketing expenses.

Operating earnings of $624 million for the three months ended September 30, 2025 increased $7 million, or 1%, compared to the same period in 2024.

Endless Assortment
The following table shows reported segment results (in millions of dollars):

	Three Months Ended September 30,
	2025	2024	% Change
Net sales	$935	$791	18.2%

Gross profit	$281	$233	20.6%
Selling, general and administrative expenses	199	163	22.1%
Operating earnings	$82	$70	17.1%

Net sales of $935 million for the three months ended September 30, 2025 increased $144 million, or 18%, and on a daily, constant currency basis increased 15% compared to the same period in 2024. The increase was due to repeat business for the segment and enterprise customer growth at MonotaRO.

Gross profit of $281 million for the three months ended September 30, 2025 increased $48 million, or 21%, and gross profit margin of 30.1% increased 60 basis points compared to the same period in 2024. The increase was primarily driven by pricing updates at Zoro and favorable product mix at MonotaRO.

SG&A expenses of $199 million for the three months ended September 30, 2025 increased $36 million, or 22%, compared to the same period in 2024. Adjusted SG&A expenses increased $26 million, or 16%, compared to the same period in 2024. The increase was primarily due to higher marketing expenses.

Operating earnings of $82 million for the three months ended September 30, 2025 increased $12 million, or 17%, compared to the same period in 2024. Adjusted operating earnings of $92 million increased $22 million, or 31%, compared to the same period in 2024.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Nine Months Ended September 30, 2025
In this section, Grainger utilizes non-GAAP measures where it believes it will assist users of its financial statements in understanding its business. As discussed in the "Non-GAAP Measures" section, we have adjusted the current year results to exclude one-time losses recorded in SG&A expenses of $186 million within Other and $10 million within Endless Assortment, related to the intention to exit the U.K. market. For further information regarding the Company's non-GAAP measures, including reconciliations to the most directly comparable GAAP measure, see below "Non-GAAP Measures."

The following table is included as an aid to understanding the changes in Grainger's Condensed Consolidated Statements of Earnings (in millions of dollars except per share amounts):

	Nine Months Ended September 30,
			% Change	% of Net Sales
	2025	2024		2025	2024
Net sales(1)	$13,517	$12,935	4.5%	100.0%	100.0%
Cost of goods sold	8,254	7,853	5.1	61.1	60.7
Gross profit	5,263	5,082	3.6	38.9	39.3
Selling, general and administrative expenses	3,402	3,078	10.5	25.1	23.8
Operating earnings	1,861	2,004	(7.1)	13.8	15.5
Other expense – net	51	42	21.4	0.4	0.4
Income tax provision	481	470	2.3	3.6	3.6
Net earnings	1,329	1,492	(10.9)	9.8	11.5
Noncontrolling interest	74	58	27.6	0.5	0.4
Net earnings attributable to W.W. Grainger, Inc.	$1,255	$1,434	(12.5)	9.3%	11.1%
Diluted earnings per share	$25.97	$29.00	(10.4)%

(1)For further information regarding the Company's disaggregated revenue, see Note 3 of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1: Financial Statements of this Form 10-Q.

The following table is included as an aid to understanding the changes of Grainger's total net sales, daily net sales and daily, constant currency net sales compared from the prior period for the nine months ended September 30, 2025 and 2024 (in millions of dollars):

	Nine Months Ended September 30,
	2025	% Change(1)	2024	% Change(1)
Net sales	$13,517	4.5%	$12,935	3.6%

Daily net sales(2)	$71.2	5.0%	$67.0	3.1%

Daily, constant currency net sales(2)	$71.2	4.9%	$67.8	4.3%

(1)Calculated on the basis of prior year net sales for the nine months ended September 30, 2025 and 2024.
(2)Daily net sales are adjusted for the difference in U.S. selling days relative to the prior year period. Daily, constant currency net sales are also adjusted to exclude the impact on net sales due to year-over-year foreign currency exchange rate fluctuations. There were 191 and 192 sales days in the nine months ended September 30, 2025 and 2024, respectively. For further information regarding the Company's non-GAAP measures, including reconciliations to the most directly comparable GAAP measure, see below "Non-GAAP Measures."

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Net sales of $13,517 million for the nine months ended September 30, 2025 increased $582 million, or 5%, and on a daily, constant currency basis increased 5% compared to the same period in 2024. Both High-Touch Solutions N.A. and the Endless Assortment segments contributed to sales growth in the nine months ended September 30, 2025. For further discussion on the Company's net sales, see the Segment Analysis section below.

Gross profit of $5,263 million for the nine months ended September 30, 2025 increased $181 million, or 4%, and gross profit margin of 38.9% decreased 40 basis points compared to the same period in 2024. For further discussion on the Company's gross profit, see the Segment Analysis section below.

SG&A expenses of $3,402 million for the nine months ended September 30, 2025 increased $324 million, or 11%, compared to the same period in 2024. Adjusted SG&A expenses of $3,206 million increased $144 million, or 5%, due to higher marketing expenses in 2025.

Operating earnings of $1,861 million for the nine months ended September 30, 2025 decreased $143 million, or 7%, compared to the same period in 2024. Adjusted operating earnings of $2,057 million increased $37 million, or 2% compared to the same period in 2024.

Income taxes of $481 million for the nine months ended September 30, 2025 increased $11 million, compared to the same period in 2024. Adjusted income taxes increased $7 million, compared to the same period in 2024. Grainger's effective tax rates were 26.6% and 24.0% for the nine months ended September 30, 2025 and 2024, respectively. The adjusted effective tax rate was 24.0% for the nine months ended September 30, 2025 and 2024.

Diluted earnings per share was $25.97 for the nine months ended September 30, 2025, a decrease of 10% compared to $29.00 for the same period in 2024. Adjusted diluted earnings per share increased 3% compared to $29.25 for the same period in 2024.

Segment Analysis
In this section, Grainger utilizes non-GAAP measures where it believes it will assist users of its financial statements in understanding its business. For further information regarding the Company's non-GAAP measures, including reconciliations to the most directly comparable GAAP measure, see "Non-GAAP Measures." For further segment information, see Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1: Financial Statements of this Form 10-Q.

High-Touch Solutions N.A.
The following table shows reported segment results (in millions of dollars):

	Nine Months Ended September 30,
	2025	2024	% Change
Net sales	$10,576	$10,378	1.9%

Gross profit	$4,388	$4,328	1.4%
Selling, general and administrative expenses	2,575	2,510	2.6%
Operating earnings	$1,813	$1,818	(0.3)%

Net sales of $10,576 million for the nine months ended September 30, 2025 increased $198 million, or 2%, and on a daily, constant currency basis increased 3% compared to the same period in 2024. The increase was primarily due to volume.

Gross profit of $4,388 million for the nine months ended September 30, 2025 increased $60 million, or 1%, and gross profit margin of 41.5% decreased 20 basis points compared to the same period in 2024.

SG&A expenses of $2,575 million for the nine months ended September 30, 2025 increased $65 million, or 3%, compared to the same period in 2024. Adjusted SG&A expenses increased $80 million, or 3%. The increase was primarily due to higher marketing and payroll and benefit expenses in 2025.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Operating earnings of $1,813 million for the nine months ended September 30, 2025 were flat compared to the same period in 2024. Adjusted operating earnings deceased $20 million, or 1%, compared to the same period in 2024.

Endless Assortment
The following table shows reported segment results (in millions of dollars):

	Nine Months Ended September 30,
	2025	2024	% Change
Net sales	$2,692	$2,318	16.1%

Gross profit	$803	$682	17.7%
Selling, general and administrative expenses	557	492	13.2%
Operating earnings	$246	$190	29.5%

Net sales of $2,692 million for the nine months ended September 30, 2025 increased $374 million, or 16%, and on a daily, constant currency basis increased 15% compared to the same period in 2024. The increase was due to repeat business for the segment and enterprise customer growth at MonotaRO.

Gross profit of $803 million for the nine months ended September 30, 2025 increased $121 million, or 18%, and gross profit margin of 29.8% increased 40 basis points compared to the same period in 2024.

SG&A expenses of $557 million for the nine months ended September 30, 2025 increased $65 million, or 13%, compared to the same period in 2024. Adjusted SG&A expenses of $547 million increased $55 million, or 11%, compared to the same period in 2024. The increase was primarily due to higher marketing expenses in 2025.

Operating earnings of $246 million for the nine months ended September 30, 2025 increased $56 million, or 30% compared to the same period in 2024. Adjusted operating earnings of $256 million increased $66 million, or 35%, compared to the same period in 2024.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Measures
Grainger utilizes non-GAAP measures where it believes it will assist users of its financial statements in understanding its business. Non-GAAP measures exclude certain items affecting comparability that can affect the year-over-year assessment of operating results and other one-time items that do not directly reflect ongoing operating results. The Company adjusts its reported net sales when there are differences in the number of U.S. selling days relative to the prior year period and also excludes the impact on reported net sales due to changes in foreign currency exchange rate fluctuations and results of certain divested businesses. Adjusted results including adjusted SG&A, adjusted operating earnings, adjusted net earnings and adjusted diluted EPS exclude certain non-recurring items, including restructuring charges, asset impairments, gains and losses associated with business divestitures and other non-recurring, infrequent or unusual gains and losses from the Company’s most directly comparable reported U.S. generally accepted accounting principles (GAAP) results. The Company believes its non-GAAP measures provide meaningful information to assist investors in understanding financial results and assessing prospects for future performance as they provide a better baseline for analyzing the ongoing performance of its businesses by excluding items that may not be indicative of core operating results and comparability. Grainger’s non-GAAP financial measures should be considered in addition to, and not as a replacement for or as a superior measure to, its most directly comparable GAAP measures and may not be comparable to similarly titled measures reported by other companies.

Exiting Market in the United Kingdom
In 2025, Grainger performed an assessment of its businesses in the United Kingdom (U.K.) and made the decision to exit the U.K. market in order to concentrate efforts where it can deliver the greatest long-term impact. In September 2025, the Company committed to a plan to sell its Cromwell business in the U.K. and entered into a definitive agreement on October 6, 2025. The Company concluded that the business met the criteria as held for sale as of September 30, 2025 and recorded a pre-tax asset impairment loss of $186 million in SG&A expenses. There was no tax benefit as a result of this impairment loss. Additionally, the Company made the decision to propose the closure of Zoro U.K. in its Endless Assortment segment, subject to the outcome of the required legal, regulatory and employment consultation processes in the U.K. Expenses related to the proposed closure of $10 million were also recorded in SG&A expenses. There was no tax benefit as a result of the recognition of these expenses. The Company does not expect the exit from the U.K. market to have a material effect on its future results of operations. See Note 2, "Assets and Liabilities Held for Sale," to the Condensed Consolidated Financial Statements in Item 1 for more information on the planned sale of the Cromwell business.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following tables provide reconciliations of reported net sales growth from the prior year period in accordance with GAAP to the Company's non-GAAP measures daily net sales and daily, constant currency net sales for the three months ended September 30, 2025 and 2024 (in millions of dollars):

	Three Months Ended September 30,
	High-Touch Solutions N.A.		Endless Assortment		Total Company(1)
	2025	% Change(2)	2025	% Change(2)	2025	% Change(2)
Reported net sales	$3,635	3.4%	$935	18.2%	$4,657	6.1%

Daily impact(3)	—	—	—	—	—	—
Daily net sales	56.8	3.4	14.6	18.2	72.8	6.1
Foreign currency exchange(4)	—	—	(0.4)	(3.6)	(0.5)	(0.7)
Daily, constant currency net sales	$56.8	3.4%	$14.2	14.6%	$72.3	5.4%

	2024	% Change(2)	2024	% Change(2)	2024	% Change(2)
Reported net sales	$3,515	3.3%	$791	8.1%	$4,388	4.3%

Daily impact(3)	(0.9)	(1.6)	(0.2)	(1.7)	(1.1)	(1.7)
Daily net sales	54.1	1.7	12.2	6.4	67.5	2.6
Foreign currency exchange(4)	0.1	0.3	0.6	5.1	0.7	1.0
Daily, constant currency net sales	$54.2	2.0%	$12.8	11.5%	$68.2	3.6%

(1)Total Company includes Other. Grainger's businesses reported in Other do not meet the criteria of a reportable segment.
(2)Compared to net sales in the prior year period.
(3)Excludes the impact on net sales due to the difference in U.S. selling days relative to the prior year period on a daily basis. There were 64 sales days in the three months ended September 30, 2025 and 2024.

(4)Excludes the impact on net sales due to year-over-year foreign currency exchange rate fluctuations on a daily basis.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following tables provide reconciliations of reported net sales growth from the prior year period in accordance with GAAP to the Company's non-GAAP measures daily net sales and daily, constant currency net sales for the nine months ended September 30, 2025 and 2024 (in millions of dollars):

	Nine Months Ended September 30,
	High-Touch Solutions N.A.		Endless Assortment		Total Company(1)
	2025	% Change(2)	2025	% Change(2)	2025	% Change(2)
Reported net sales	$10,576	1.9%	$2,692	16.1%	$13,517	4.5%

Daily impact(3)	0.3	0.5	0.1	0.6	0.4	0.5
Daily net sales	55.7	2.4	14.2	16.7	71.2	5.0
Foreign currency exchange(4)	0.2	0.3	(0.2)	(1.3)	—	(0.1)
Daily, constant currency net sales	$55.9	2.7%	$14.0	15.4%	$71.2	4.9%

	2024	% Change(2)	2024	% Change(2)	2024	% Change(2)
Reported net sales	$10,378	3.2%	$2,318	5.0%	$12,935	3.6%

Daily impact(3)	(0.3)	(0.5)	(0.1)	(0.5)	(0.4)	(0.5)
Daily net sales	53.8	2.7	12.0	4.5	67.0	3.1
Foreign currency exchange(4)	—	—	0.8	6.6	0.8	1.2
Daily, constant currency net sales	$53.8	2.7%	$12.8	11.1%	$67.8	4.3%

(1)Total Company includes Other. Grainger's businesses reported in Other do not meet the criteria of a reportable segment.
(2)Compared to net sales in the prior year period.
(3)Excludes the impact on net sales due to the difference in U.S. selling days relative to the prior year period on a daily basis. There were 191 and 192 sales days in the nine months ended September 30, 2025 and 2024, respectively.

(4)Excludes the impact on net sales due to year-over-year foreign currency exchange rate fluctuations on a daily basis.

The following tables provide reconciliations of reported SG&A expenses, operating earnings, net earnings attributable to W.W. Grainger, Inc. and diluted earnings per share determined in accordance with GAAP to the Company's non-GAAP measures adjusted SG&A expenses, adjusted operating earnings, adjusted net earnings attributable to W.W. Grainger, Inc. and adjusted diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 (in millions of dollars):

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 2025	Reported	Adjustment(1)	Adjusted	% Change Reported(2)	% Change Adjusted(2)
Selling, general and administrative expenses
High-Touch Solutions N.A.	$871	$—	$871
Endless Assortment	199	(10)	189
Other(3)	217	(186)	31
Selling, general and administrative expenses	$1,287	$(196)	$1,091	24.5%	5.5%

Earnings
High-Touch Solutions N.A.	$624	$—	$624
Endless Assortment	82	10	92
Other(3)	(195)	186	(9)
Operating earnings	$511	$196	$707	(25.5)%	3.1%
Total other expense – net	(19)	—	(19)
Income tax provision(4)	(171)	—	(171)
Net earnings	$321	$196	$517
Noncontrolling interest	(27)	—	(27)
Net earnings attributable to W.W. Grainger, Inc.	$294	$196	$490	(39.5)%	0.8%
Diluted earnings per share	$6.12	$4.09	$10.21	(38.0)%	3.4%

Three months ended September 30, 2024	Reported	Adjustment(1)	Adjusted	% Change Reported(2)	% Change Adjusted(2)
Selling, general and administrative expenses
High-Touch Solutions N.A.	$845	$—	$845
Endless Assortment	163	—	163
Other(3)	26	—	26
Selling, general and administrative expenses	$1,034	$—	$1,034	4.7%	4.7%

Earnings
High-Touch Solutions N.A.	$617	$—	$617
Endless Assortment	70	—	70
Other(3)	(1)	—	(1)
Operating earnings	$686	$—	$686	2.8%	2.8%
Total other expense – net	(15)	—	(15)
Income tax provision	(166)	—	(166)
Net earnings	$505	$—	$505
Noncontrolling interest	(19)	—	(19)
Net earnings attributable to W.W. Grainger, Inc.	$486	$—	$486	2.1%	2.1%
Diluted earnings per share	$9.87	$—	$9.87	4.7%	4.7%

(1)Reflects the asset impairment loss and other expenses recorded in the third quarter of 2025 related to the Company's intention to exit the U.K. market, including the planned divestiture of the Cromwell business, which was held for sale as of September 30, 2025. There were no non-GAAP adjustments for the three months ended September 30, 2024.

(2)Compared to the reported and adjusted results of the prior year period.
(3)Grainger's businesses reported in Other do not meet the criteria of a reportable segment.
(4)Grainger's reported and adjusted effective tax rates were 34.7% and 24.8% for the three months ended September 30, 2025, respectively.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 2025	Reported	Adjustment(1)	Adjusted	% Change Reported(2)	% Change Adjusted(2)
Selling, general and administrative expenses
High-Touch Solutions N.A.	$2,575	$—	$2,575
Endless Assortment	557	(10)	547
Other(3)	270	(186)	84
Selling, general and administrative expenses	$3,402	$(196)	$3,206	10.5%	4.7%

Earnings
High-Touch Solutions N.A.	$1,813	$—	$1,813
Endless Assortment	246	10	256
Other(3)	(198)	186	(12)
Operating earnings	$1,861	$196	$2,057	(7.1)%	1.8%
Total other expense – net	(51)	—	(51)
Income tax provision(4)	(481)	—	(481)
Net earnings	$1,329	$196	$1,525
Noncontrolling interest	(74)	—	(74)
Net earnings attributable to W.W. Grainger, Inc.	$1,255	$196	$1,451	(12.5)%	0.3%
Diluted earnings per share	$25.97	$4.06	$30.03	(10.4)%	2.7%

Nine Months Ended September 30, 2024	Reported	Adjustment(1)	Adjusted	% Change Reported(2)	% Change Adjusted(2)
Selling, general and administrative expenses
High-Touch Solutions N.A.	$2,510	$(15)	$2,495
Endless Assortment	492	—	492
Other(3)	76	(1)	75
Selling, general and administrative expenses	$3,078	$(16)	$3,062	5.2%	4.7%

Earnings
High-Touch Solutions N.A.	$1,818	$15	$1,833
Endless Assortment	190	—	190
Other(3)	(4)	1	(3)
Operating earnings	$2,004	$16	$2,020	(0.2)%	0.6%
Total other expense – net	(42)	—	(42)
Income tax provision(4)	(470)	(4)	(474)
Net earnings	$1,492	$12	$1,504
Noncontrolling interest	(58)	—	(58)
Net earnings attributable to W.W. Grainger, Inc.	$1,434	$12	$1,446	—%	0.8%
Diluted earnings per share	$29.00	$0.25	$29.25	2.4%	3.3%

(1)Reflects the asset impairment loss and other expenses recorded in the third quarter of 2025 related to the Company's intention to exit the U.K. market, including the planned divestiture of the Cromwell business, which was held for sale as of September 30, 2025, and restructuring costs incurred in the second quarter of 2024.

(2)Compared to the reported and adjusted results of the prior year period.
(3)Grainger's businesses reported in Other do not meet the criteria of a reportable segment.
(4)Grainger's reported and adjusted effective tax rates were 26.6% and 24.0% for the nine months ended September 30, 2025, respectively. The nine months ended September 30, 2024 reflect a tax benefit related to the restructuring costs incurred in the second quarter.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
Grainger believes its current balances of cash and cash equivalents, marketable securities, and availability under its revolving credit facility will be sufficient to meet its liquidity needs for the next twelve months. The Company expects to continue to invest in its business and return excess cash to shareholders through cash dividends and share repurchases, which it plans to fund through cash flows generated from operations. Grainger also maintains access to capital markets and may issue debt or equity securities from time to time, which may provide an additional source of liquidity.

Cash and Cash Equivalents
As of September 30, 2025 and December 31, 2024, Grainger had cash and cash equivalents of $535 million and $1,036 million, respectively. The Company had approximately $1.8 billion in available liquidity as of September 30, 2025.

Cash Flows
The following table shows the Company's cash flow activity for the periods presented (in millions of dollars):

	Nine Months Ended September 30,
	2025	2024
Total cash provided by (used in):
Operating activities	$1,620	$1,683
Investing activities	(543)	(262)
Financing activities	(1,599)	(615)
Effect of exchange rate changes on cash and cash equivalents	21	(18)
Increase (decrease) in cash and cash equivalents	$(501)	$788

Net cash provided by operating activities was $1,620 million and $1,683 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease was driven by unfavorable changes in working capital primarily due to inventory inflation partially offset by timing of cash payments compared to the prior year period.

Net cash used in investing activities was $543 million and $262 million for the nine months ended September 30, 2025 and 2024, respectively. The increase was due to capital expenditures driven by continued U.S. and MonotaRO supply chain investments in the first nine months of 2025.

Net cash used in financing activities was $1,599 million and $615 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in cash used in financing activities was primarily due to the repayment of the 1.85% Senior Notes in the amount of $500 million.

Working Capital
Working capital as of September 30, 2025 was $3,347 million, an increase of $65 million compared to $3,282 million as of December 31, 2024. As of September 30, 2025 and December 31, 2024, the ratio of current assets to current liabilities was 2.8 and 2.9, respectively.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. Grainger has various sources of financing available.

Total debt as a percent of total capitalization was 37.4% and 42.9% as of September 30, 2025 and December 31, 2024, respectively.

Grainger receives ratings from two independent credit rating agencies: Moody's Investor Service (Moody's) and Standard & Poor's (S&P). Both credit rating agencies currently rate the Company's corporate credit at investment grade.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following table summarizes the Company's credit ratings as of September 30, 2025:

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

Changes in Internal Control Over Financial Reporting
There were no changes in Grainger's internal control over financial reporting for the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities – Third Quarter 2025

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Jul. 1 – Jul. 31	96,280	$1,043.70	96,161	3,587,343
Aug. 1 – Aug. 31	93,310	$966.32	93,310	3,494,033
Sep. 1 – Sep. 30	99,954	$987.25	99,954	3,394,079
Total	289,544		289,425

(1)There were no shares withheld to satisfy tax withholding obligations.
(2)The difference of 119 shares between the Total Number of Shares Purchased and the Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs represents shares purchased by the administrator and record keeper of the W.W. Grainger, Inc. Retirement Savings Plan for the benefit of the employees who participate in the plan.

(3)Average price paid per share excludes excise tax and commissions of $0.02 per share paid.
(4)Purchases were made pursuant to a share repurchase program approved by Grainger's Board of Directors and announced April 24, 2024 (2024 Program). The 2024 Program authorized the Company to repurchase an aggregate amount of up to five million shares in the open market, through privately negotiated transactions and block transactions, pursuant to a trading plan or otherwise with no expiration date.

Item 5: Other Information
On September 4, 2025, D.G. Macpherson, Grainger’s Chief Executive Officer, adopted a written plan for the exercise of options and sale of shares received. The aggregate number of options subject to the plan is 30,663 and excludes shares withheld by the financial advisor to satisfy transaction costs and income tax withholding obligations in connection with the net settlement of the options and shares. The plan is a multi-trade plan, is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and will expire on September 1, 2026, or any earlier date on which all of the shares have been sold.

None of the Company's other directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended September 30, 2025.

On October 29, 2025, the Board of Directors of W.W. Grainger, Inc. (the “Company”), upon the recommendation of its compensation committee, approved the Executive Severance Plan (the “Severance Plan”) and the Executive Change in Control Severance Plan (the “CIC Plan”, and together with the Severance Plan, the “Plans”), in which certain senior executives of the Company will participate, including its named executive officers. The Plans become effective as of December 31, 2025 and will replace the existing severance policy and change in control employment agreements for such executives, subject to any applicable notice period unless waived by the participant.

Upon a participant’s qualifying termination of employment, the Severance Plan provides for severance payments equal to 2x or 1.5x base salary plus target annual incentive, pro-rata annual incentive award(s) for the year of termination, pro rata vesting treatment of outstanding equity awards, a portion of the participant’s COBRA costs, and outplacement benefits. Upon a participant’s qualifying termination of employment following a change in control of the Company, the CIC Plan applies in lieu of the Severance Plan and provides for a severance payment equal to 2x base salary plus target annual incentive, pro-rata annual incentive award(s), double-trigger vesting treatment of outstanding equity awards, and COBRA costs.

The descriptions of the Severance Plan and CIC Plan are qualified in their entirety by reference to the full texts of such plans, which are filed as Exhibits 10.1and 10.2, respectively, to this Report, and which are incorporated herein by reference thereto.

W.W. Grainger, Inc. and Subsidiaries
Item 6: Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	W.W. Grainger, Inc. Executive Severance Plan (effective December 31, 2025).*
10.2	W.W. Grainger, Inc. Executive Change in Control Severance Plan (effective December 31, 2025).*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).**

(*) Management contract or compensatory plan or arrangement.
(**) Filed herewith.
(***) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. GRAINGER, INC.
Date:	October 31, 2025	By:	/s/ Deidra C. Merriwether
Deidra C. Merriwether
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)
Date:	October 31, 2025	By:	/s/ Laurie R. Thomson
Laurie R. Thomson
Vice President and Controller
(Principal Accounting Officer)