Form 10-K
period 2025-12-31
W.W. GRAINGER, INC.
filed 2026-02-19
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2025
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
Yes ☐  No ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $41,053,116,330 as of the close of trading as reported on the New York Stock Exchange on June 30, 2025. The Company does not have nonvoting common equity.
The registrant had 47,373,024 shares of the Company’s Common Stock outstanding as of February 12, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed in connection with the annual meeting of shareholders to be held on April 29, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (Form 10-K) where indicated. The registrant's definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Important factors that could cause actual results to differ materially from those presented or implied in the forward-looking statements include, without limitation: inflation, higher product costs or other expenses, including operational and administrative expenses; a major loss of customers; loss or disruption of sources of supply; changes in customer or product mix; increased competitive pricing pressures; changes in third-party practices regarding digital advertising; failure to enter into or sustain contractual arrangements on a satisfactory basis with group purchasing organizations; failure to develop, manage or implement new technology initiatives or business strategies, including with respect to Grainger's eCommerce platforms and artificial intelligence; failure to adequately protect intellectual property or successfully defend against infringement claims; fluctuations or declines in Grainger's gross profit margin; Grainger's responses to market pressures; the outcome of pending and future litigation or governmental or regulatory proceedings, including with respect to wage and hour, anti-bribery and corruption, environmental, regulations related to advertising, marketing and the internet, consumer protection, pricing (including disaster or emergency declaration pricing statutes), product liability, compliance or safety, trade and export compliance, general commercial disputes, or privacy and cybersecurity matters; investigations, inquiries, audits and changes in laws and regulations; failure to comply with laws, regulations and standards, including new or stricter environmental laws or regulations; government contract matters, including new or revised provisions relating to contract compliance or performance; the impact of any government shutdown; disruption or breaches of information technology or data security systems involving Grainger or third parties on which Grainger depends; general industry, economic, market or political conditions; general global economic conditions including existing, new, or increased tariffs, trade issues and changes in trade policies, inflation, and interest rates; currency exchange rate fluctuations; market volatility, including price and trading volume volatility or price declines of Grainger's common stock; an incident that adversely impacts Grainger's reputation or brand; commodity price volatility; facilities disruptions or shutdowns; higher fuel costs or disruptions in transportation services; effects of outbreaks of pandemic disease or viral contagions, global conflicts, natural or human induced disasters, extreme weather, and other catastrophes or conditions; effects of climate change; failure to execute on our corporate responsibility efforts; competition for, or failure to attract, retain, train, motivate and develop executives and key team members; loss of key members of management or key team members; loss of operational flexibility and potential for work stoppages or slowdowns if team members unionize or join a collective bargaining arrangement; changes in effective tax rates; changes in credit ratings or outlook; Grainger's incurrence of indebtedness or failure to comply with restrictions and obligations under its debt agreements and instruments and other factors identified under Part I, Item 1A: Risk Factors and elsewhere in this Form 10-K.

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

PART I
Item 1: Business
W.W. Grainger, Inc., incorporated in the State of Illinois in 1928, is a broad line, distributor of maintenance, repair and operating (MRO) products and services with operations primarily in North America, Japan and the United Kingdom (U.K.). In the fourth quarter of 2025, Grainger exited the U.K. market by completing the sale of the Cromwell business and closing the Zoro U.K. business. In this report, the words “Grainger” or “Company” mean W.W. Grainger, Inc. and its subsidiaries, except where the context makes it clear that the reference is only to W.W. Grainger, Inc. itself and not its subsidiaries.

For financial information regarding the Company, see the Consolidated Financial Statements and Notes included in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K.

The Grainger Edge
Grainger's strategic framework, the Grainger Edge®, uniquely defines the Company by asserting why it exists, how it serves customers and how team members work together to achieve its objectives. Grainger’s purpose is We Keep The World Working®, which in turn allows customers to focus on the core of their businesses and do what they do best.

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

Endless Assortment
The Company’s Endless Assortment segment provides a streamlined and transparent online platform with one-stop shopping for millions of products. The Endless Assortment segment includes the Company’s Zoro Tools, Inc. (Zoro) and MonotaRO Co., Ltd. (MonotaRO) online channels which operate predominately in the U.S. and Japan, respectively.

Other
Other businesses is primarily comprised of the Company's Cromwell business in the U.K. and a wholly owned captive insurance entity. These businesses individually and in the aggregate do not meet the criteria of a reportable segment. On December 17, 2025, Grainger completed the sale of the Cromwell business. See Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K for more information on the sale of the Cromwell business.

Business Models
Competing with both high-touch solutions and endless assortment business models allows Grainger to leverage its scale and advantaged supply chain to meet the changing needs of its customers. The following provides a high-level view of the Company's business models:

Customers
The Company uses a combination of its two business models to serve its more than 4.6 million customers worldwide which rely on Grainger for products and services that enable them to run safe, sustainable and productive operations. Grainger’s customers range from smaller businesses to large corporations, government entities and other institutions, representing a broad collection of industries, including, but not limited to commercial, healthcare, and manufacturing. No single end customer accounted for more than 10% of total sales for the year ended December 31, 2025.

In the High-Touch Solutions N.A. segment, customers are typically mid-size and large businesses with complex purchasing operations and processes. Many customers served in this segment expect product and service depth and are focused on total cost of procurement. Customers in this segment utilize sophisticated electronic purchasing platforms that communicate directly with Grainger's systems through eProcurement technology. Sales and service representatives drive relationships with customers by helping select the right products and reducing costs by utilizing Grainger as a consistent source of supply. KeepStock®, Grainger's inventory management solution, serves customers on site, offering valuable insights to drive efficiencies and cost savings. The North American Customer Service Centers manage customer interactions for the region via phone, email, eCommerce portals and online chat.

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

Products and Services
Grainger’s product offering is grouped under several broad categories, including safety and security, material handling and storage, pumps and plumbing equipment, cleaning and maintenance, metalworking and hand tools. Products are regularly added and removed from Grainger's product lines based on customer demand, market research, suppliers' recommendations and other factors. No single product category comprised more than 20% of the Company's sales for the year ended December 31, 2025.

In the High-Touch Solutions N.A. segment, Grainger.com provides real-time product availability and price, as well as detailed product information and features, such as product search and compare capabilities. The high-touch solutions businesses offer approximately 2 million products and several services, such as technical support and inventory management.

In the Endless Assortment segment, Grainger offers an expansive product assortment that contains millions of products, including those outside of traditional industrial MRO categories. Zoro offers approximately 13 million products and MonotaRO provides access to approximately 29 million products, primarily through its websites and catalogs. The endless assortment businesses continue to enhance assortment by strategically adding products and expanding the offer of third party held products.

Distribution and Sources of Supply
In the large and fragmented MRO industry, Grainger holds an advantaged position with its supply chain infrastructure and a broad in-stock product offering. More than 5,000 primary suppliers worldwide provide Grainger businesses with more than 1.5 million products stocked in Distribution Centers (DCs) and branches globally. No single supplier comprised more than 5% of Grainger's total purchases for the year ended December 31, 2025.

In the High-Touch Solutions N.A. segment, DCs are the primary order fulfillment channel, mainly through direct shipments to customers. Automation in the DCs allows orders to ship complete with next-day delivery and also replenish branches that provide same-day availability to customers. Grainger’s North American distribution network supplies inventory planning and management, transportation and distribution services to all Grainger businesses in the North American region. Branches serve the immediate needs of customers by allowing them to directly pick up items and leverage branch staff for their technical product expertise and search-and-select support. Additionally, Grainger offers comprehensive inventory management through its KeepStock® program which provides onsite industry expertise, flexible storage solutions and intuitive customer tools powered by proprietary processes and technology.

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

For further information on the Company’s properties, see Part I, Item 2: Properties of this Form 10-K.

Trademarks and Service Marks
Grainger conducts business under various trademarks and service marks, including DAYTON®, GRAINGER®, CONDOR®, WESTWARD®, SPEEDAIRE®, TOUGH GUY®, LUMAPRO®, ZORO® and AIR HANDLER®. Approximately 19% of 2025 U.S. stocked product sales, within the High-Touch Solutions N.A. segment, were private label MRO items bearing Grainger’s registered trademarks. Grainger also provides a suite of inventory services to its customers under the KEEPSTOCK® brand, which is a registered service mark. Grainger has taken steps to protect these service marks and trademarks against infringement and believes they will remain available for future use in its business.

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

Government Regulations
Grainger’s business is subject to a wide array of laws, regulations and standards in each domestic and foreign jurisdiction where Grainger operates. In addition to Grainger’s U.S. based operations, which in 2025 generated approximately 81% of its consolidated net sales, Grainger operates its business principally through wholly owned subsidiaries in Canada, Mexico and the U.K., and through its majority-owned subsidiary in Japan. Compliance with these laws, regulations and standards requires the dedication of time and effort of team members as well as financial resources. In 2025, compliance with the applicable laws, regulations and standards did not have a material effect on capital allocation, earnings or competitive position. See Part I, Item 1A: Risk Factors of this Form 10-K for a discussion of the risks associated with government regulations that may materially impact Grainger.

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

Grainger believes that a purpose-driven culture is an asset that creates a sustainable, competitive advantage for the Company. Building on its strong foundation while evolving a framework to address the future is critical to Grainger’s continued success. Grainger has been consistently recognized for its commitment to its culture, welcoming workplace and team member engagement.

Team Member and Workplace Profile
As of December 31, 2025, Grainger had approximately 25,000 team members worldwide, of whom approximately 22,100 were full-time and 2,900 were part-time or temporary. Approximately 90% of these team members are located in North America and 10% in Asia.

Grainger believes a broad talent pool is essential to live its principles, foster innovation, build high-performing teams and drive business results. The Company understands that future business success requires a mix of current and new skill sets, multiple experiences, and a broad array of backgrounds and perspectives, and strives to reflect this in its hiring, retention and promotion practices. The Company aspires to increasingly promote a welcoming culture that values all people.

As of December 31, 2025, the Company’s Board of Directors is comprised of approximately 33% female and 25% racially and ethnically diverse directors. Grainger's global executive leadership team is comprised of approximately 45% women leaders. The U.S. based executive leadership team is comprised of approximately 27% racially and ethnically diverse leaders. Within Grainger’s global workforce, approximately 42% of team members are women and approximately 39% of U.S. team members are racially and ethnically diverse.

Workplace Practices and Policies
The Company's strategic framework, the Grainger Edge®, outlines a set of principles that define the behaviors expected from Grainger’s team members in working with each other and the Company's customers, suppliers and communities. This framework helps the Company execute its strategy and create value for shareholders.

The Grainger Edge® principles work as a system and guide the Company’s actions supporting health and safety, a welcoming workplace, and team member experience, including talent acquisition, retention, development and compensation and benefits. The Grainger Edge® principles are:

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

The Company is focused on promoting a culture of safety and education. Operational team members must complete routine training to fully understand the expectation of behaviors defined by the Company’s global EHS policy. Managing and reducing risks at DCs and other facilities remain a core objective. In 2025, the Company’s Occupational Safety and Health Administration Total Recordable Incident Rate in the U.S. was 1.3 and the Company’s Lost Time Incident Rate in the U.S. was 0.7 based upon the number of incidents per 100 team members (or per 200,000 work hours).

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

Available Information
Grainger's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are filed with the U.S. Securities and Exchange Commission (SEC). Such reports and other information filed with the SEC are available free of charge as soon as reasonably practicable after these materials are electronically filed with, or furnished to, the SEC, on the Company's website at www.grainger.com, and its investor relations website, invest.grainger.com. This includes press releases and other information about financial performance, information on Grainger's Impact Program, and details related to the Company’s annual meeting of shareholders. The content of the Company's website and investor relations website is not incorporated by reference into this Form 10-K or in any other report or document filed with the SEC, and any references to Grainger’s website and investor relations website are intended to be inactive textual references only. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Information about Executive Officers
Following is information about the executive officers of Grainger, including age, as of January 31, 2026. Executive officers of Grainger generally serve until the next annual appointment of officers, or until earlier resignation or removal.

Name and Age	Positions and Offices Held and Principal Occupation and Employment
Nancy L. Berardinelli-Krantz (48)	Senior Vice President and Chief Legal Officer since January 2023. Ms. Berardinelli-Krantz previously served as Senior Vice President and Deputy Chief Legal Officer at Eaton Corporation (Eaton), a power management company, from June 2022 to December 2022. Prior to being promoted to that role, she held a variety of senior leadership roles at Eaton. Ms. Berardinelli-Krantz served in senior leadership positions at The Goodyear Tire & Rubber Company, a multinational tire manufacturer, and worked at Jones Day, an international law firm. Ms. Berardinelli-Krantz is a veteran of the United States Army and Judge Advocate General’s Corps.
Jonny LeRoy (54)	Senior Vice President and Chief Technology Officer since April 2020. Mr. LeRoy previously served as Head of Technology for North America for ThoughtWorks, a technology consultancy, from 2013 to March 2020. Prior to being promoted to Head of Technology for North America, Mr. LeRoy held roles of increasing responsibility at ThoughtWorks. Prior to joining ThoughtWorks, Mr. LeRoy was a founder and Chief Technology Officer of Whatsonwhen, an online travel information company.
D.G. Macpherson (58)
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

Deidra C. Merriwether (57)	Senior Vice President and Chief Financial Officer, since January 2021. Ms. Merriwether previously served as Senior Vice President, and President, North American Sales & Services, from November 2019 to December 2020, Senior Vice President, U.S. Direct Sales and Strategic Initiatives, from September 2017 to November 2019, Vice President, Pricing and Indirect Procurement from April 2016 to August 2017 and Vice President in Finance from 2013 to 2016. Prior to Grainger, Ms. Merriwether held various positions of increasing responsibility at Sears Holdings Corporation, a broadline retailer, PricewaterhouseCoopers LLP, a global professional services firm, and Eli Lilly & Company, a global pharmaceutical company.
Paige K. Robbins (57)	Senior Vice President and President, Grainger Business Unit since January 2021. Ms. Robbins previously served as Senior Vice President and Chief Technology, Merchandising, Marketing, Strategy Officer from November 2019 to December 2020, Senior Vice President and Chief Merchandising, Marketing, Digital, Strategy Officer from May 2019 to October 2019, Senior Vice President and Chief Digital Officer from September 2017 to April 2019, Senior Vice President, Global Supply Chain, Branch Network, Contact Centers and Corporate Strategy from November 2016 to August 2017 and various other positions since joining Grainger in September 2010. Prior to Grainger, Ms. Robbins served as Partner and Managing Director at Boston Consulting Group, a global management consulting firm.

Laurie R. Thomson (52)	Vice President, Controller and principal accounting officer since May 2021. Ms. Thomson previously served as Vice President, Internal Audit and Finance Continuous Improvement from November 2019 to April 2021, Vice President, Internal Audit from October 2016 to November 2019, as Senior Director, Finance from June 2011 to September 2016, and Director, Internal Audit from February 2008 to June 2011. Prior to Grainger, Ms. Thomson served as Director, Internal Audit at CVS Health Corporation, a pharmacy healthcare provider, and Audit Manager at Arthur Andersen LLP, a professional services firm. Ms. Thomson is a certified public accountant.
Melanie Tinto (54)	Senior Vice President, Chief Human Resources Officer joined Grainger in April 2025. Ms. Tinto previously served as Chief Human Resources Officer for WEX, Inc. (WEX), a financial technology solutions provider, from 2018 to April 2025. Prior to WEX, Ms. Tinto served as Vice President of Global Talent Acquisition and Chief Learning Officer of Medtronic plc, a global medical technology company, and previously held senior leadership roles at HP Inc., Walmart, Inc. and Bank of America Corporation.

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
Market variables, such as inflation of product costs, labor rates, fuel, freight and energy costs, as well as geopolitical events, could negatively impact Grainger's ability to effectively manage its operating and administrative expenses.. For example, geopolitical conflicts and related international responses have exacerbated, and may continue to exacerbate inflationary pressures, including increases in fuel and other energy costs. Additionally, climate-related policies, carbon pricing mechanisms, and regulations aimed at reducing emissions may increase energy and raw material costs, which could put additional pressure on Grainger’s margins. Inflation may also reduce demand for products, resulting in lower sales volumes. In addition, Grainger's inability to pass on increases in costs to customers in a timely manner, or at all, could cause Grainger's operating and administrative expenses to grow more rapidly than net sales, which could result in lower gross profit margins and lower net earnings.

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

Even when Grainger is able to find alternate sources for certain products, they may cost more or require Grainger to incur higher transportation costs, which could adversely impact Grainger's profitability and financial condition. For example, disruptions to global transportation networks, such as labor strikes or extreme weather damaging logistics hubs, could increase delays and costs. Any of these circumstances could impair Grainger's ability to meet customer demand for products and result in lost sales, increased supply chain costs, penalties or damage to Grainger's reputation. Grainger’s ability to provide same-day shipping and next-day delivery is an integral component of Grainger’s business strategy and any such disruption could adversely impact results of operations and financial performance.

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

Any of these events could also reduce the volume of products and services these customers purchase from Grainger or impair the ability of Grainger’s customers to make full and timely payments and could cause increased pressure on Grainger’s pricing and terms of sale. Accordingly, a significant or prolonged slowdown in economic activity in Canada, Japan, Mexico, the U.S. or any other major world economy, or a segment of any such economy, could negatively impact Grainger’s sales, results of operations and cash flow.

Unexpected product shortages, product cost increases and risks in trade and tariff policies associated with Grainger’s suppliers could negatively impact customer relationships or result in an adverse impact on results of operations.
Grainger's products are purchased from more than 5,000 primary suppliers located in various countries around the world, not one of which accounted for more than 5% of total purchases in the year ended December 31, 2025.

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

For products sold in the U.S., Canada, Mexico and Japan, Grainger requires its suppliers and sub-suppliers, to comply with Grainger’s Supplier Code of Ethics, or other similar responsible sourcing standards, as a condition of doing business with Grainger. Grainger’s Supplier Code of Ethics focuses on four main areas of ethical sourcing: (i) human rights and labor standards (including prohibitions on child and forced labor); (ii) environment, health and safety; (iii) sanctions, trade, bribery and corruption; and (iv) privacy and information security. Grainger's Supplier Code of Ethics also addresses how to report potential Supplier Code of Ethics violations and related concerns. Grainger does not control its suppliers and their sub-suppliers, and neither Grainger nor its suppliers or other partners may be able to uncover all instances of noncompliance with Grainger’s Supplier Code of Ethics and ethical and lawful business practices. Even an isolated incident, or the aggregate effect of individually insignificant incidents, can erode trust and confidence, particularly if they result in adverse publicity, governmental attention or investigations, product recalls, or litigation, and as a result, could tarnish Grainger’s brand and lead to adverse effects on Grainger’s business and results of its operations.

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

Further changes in U.S. and foreign trade policy (including new or additional increases in duties or tariffs), including retaliatory actions by U.S. trade partners, could result in a worsening of economic conditions. The level of demand for Grainger's products and services is influenced in multiple ways by the price and availability of raw materials and commodities, including fuel. For example, climate-related regulations on transportation emissions could increase fuel costs, thereby impacting the cost of product distribution. Fluctuations in the price of fuel or increased demand for freight services could affect transportation costs. Grainger’s ability to pass on such increases in costs in a timely manner, or at all, depends on market conditions. The inability to pass along cost increases could result in lower gross margins and lower net earnings. In addition, higher prices could reduce demand for these products, resulting in lower sales volumes.

Fluctuations in foreign currency could have an effect on reported results of operations.
Grainger’s exposure to fluctuations in foreign currency rates results primarily from the translation exposure associated with the preparation of the Consolidated Financial Statements, as well as from transactions in currencies other than an entity’s functional currency. While the Consolidated Financial Statements are reported in U.S. dollars, the Financial Statements of Grainger’s subsidiaries outside the U.S. are prepared using the local currency as the functional currency and translated into U.S. dollars. In addition, Grainger is exposed to foreign currency exchange rate risk with respect to the U.S. dollar relative to the local currencies of Grainger’s international subsidiaries, primarily the Japanese yen, Mexican peso, and Canadian dollar, arising from transactions in the normal course of business, such as sales and loans to wholly owned subsidiaries, sales to customers, purchases from suppliers, and bank loans and lines of credit denominated in foreign currencies. The foreign currency exchange rate is driven by a variety of macroeconomic factors and fiscal decisions of various governments and central banks, all over which Grainger has no control. Grainger also has foreign currency exposure to the extent receipts and expenditures are not denominated in a subsidiary’s functional currency. These fluctuations in foreign currency exchange rates have affected and may continue to affect Grainger’s results of operations and impact reported net sales, costs, cash flows and net earnings.

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

To remain competitive, Grainger must be willing and able to respond to market pressures. Downward pressure on sales prices, changes in the volume of orders, and an inability to pass higher product costs on to customers could cause Grainger’s gross profit percentage to fluctuate or decline. Grainger may not be able to pass rising product costs to customers if those customers have product or supplier alternatives in the marketplace. These pressures could have a material effect on Grainger’s sales and profitability.

To manage these potential pressures, Grainger routinely considers the adoption of new operating initiatives, including new marketing programs, productivity improvements, inventory management and loss prevention initiatives, practical applications of artificial intelligence (AI) and other similar strategies. If Grainger is unable to sustain or grow sales, reduce costs, and prevent loss and fraud, among other actions, Grainger's results of operations and financial condition may be adversely affected.

Moreover, Grainger expects technological advancements, innovations and the increased use of eCommerce solutions within the industry to continue to evolve at a rapid pace. As a result, Grainger’s ability to effectively compete requires Grainger to respond and adapt to new industry trends and developments. Developing, upgrading, managing or implementing new technologies, including AI, business applications, strategies and innovations may require significant investment of resources by Grainger, may result in unexpected costs and disruptions to operations, may take longer than expected, may increase Grainger's vulnerability to cyber security incidents, attacks or intrusions, and may not provide all anticipated benefits.

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

As its customer base and product mix change over time, Grainger must identify new products, product lines and services that respond to industry trends and customer needs. The inability to introduce new products and services and effectively integrate them into Grainger’s existing assortment could have a negative impact on future sales growth and Grainger’s competitive position. The inclusion of Grainger-branded products in the product assortment could subject Grainger to increased claims and litigation activity. In addition, any insurance or indemnification rights related to Grainger-branded products, including against the manufacturer of such products, may be insufficient or unavailable to protect Grainger against potential loss exposures.

Grainger’s common stock may be subject to volatility or price declines.
The trading prices and volumes of Grainger’s common stock may be subject to broad and unpredictable fluctuations due to changes in economic, political and market conditions, the financial results and business strategies of Grainger and its competitors, changes in expectations as to Grainger’s future financial or operating performance, including estimates by securities analysts and investors, Grainger’s failure to meet the financial performance guidance or other forward-looking statements provided to the public, speculation, coverage or sentiment in the media or investment community or by groups of individual investors, changes in capital structure, share repurchases or dividends, economic decline, political unrest or geopolitical conflict, outbreak of pandemic disease, and a number of other factors, including those discussed in this Item 1A. These factors, many of which are outside of Grainger’s control, could cause volatility in securities prices and trading volume, including Grainger’s stock price, to decline. Volatility in the price of Grainger's securities could result in the filing of securities litigation or government investigations, which could result in substantial costs and the diversion of management's time and resources.

Grainger has a controlling ownership interest in MonotaRO, which is listed on the Tokyo Stock Exchange (TSE). MonotaRO's disclosure and reporting obligations under TSE listing requirements and Japanese securities laws, including the timing of such obligations, vary and may continue to vary from Grainger's obligations under New York Stock Exchange listing requirements and U.S. securities laws. MonotaRO's listed securities may be subject to the same volatility, price and securities litigation risks to which Grainger's common stock is subject.

Operational Risks
The growth of Grainger’s eCommerce platforms exposes Grainger to additional risks which could adversely affect Grainger’s reputation, financial condition and operating results.
The successful execution of Grainger’s eCommerce growth strategy depends on a number of factors, including Grainger’s investment in its eCommerce platforms, consumer preferences and purchasing trends, and the ability to deliver a seamless procurement experience across digital and physical retail channels. As its eCommerce platforms have grown in recent years, Grainger has increased, and expects to continue to increase, its investments in developing, managing and implementing technology information systems, software development, machine learning and other capabilities to provide simplified customer interactions and to provide high-quality, user-friendly service to its customers and streamline customer interactions. Grainger has also made significant investments in digital advertising and customer acquisition and retention efforts for its eCommerce channels, including through paid and non-paid advertising such as display advertising, search engine optimization, email and mobile “push” notifications. If Grainger’s customer-facing technology systems are perceived as more difficult or less compelling for customers to use than those of Grainger’s competitors, or if digital marketing efforts are unsuccessful or if Grainger is otherwise unsuccessful at realizing the benefits of these investments, its reputation, financial condition and operating results may be adversely affected.

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
Grainger accepts a variety of payment methods via its eCommerce channels, including credit card, debit card, and other payment methods and other online transactions, including through its eProcurement technologies that communicate directly with Grainger.com and Grainger's other eCommerce channels. Although Grainger generally relies on third parties to facilitate eCommerce payments and payment processing services, Grainger may become subject to additional compliance requirements and regulations regarding these transactions and may also suffer losses from online fraudulent transactions on its eCommerce channels, including theft, credit card fraud and other fraudulent behavior. In addition, Grainger must pay certain transaction fees relating to these transactions, which may increase over time and could adversely impact product margins, operating costs and profitability. Grainger’s eCommerce channels may become subject to further rules and regulations, and changes in these rules and regulations, or their interpretation, could increase the cost of doing business and adversely affect results of operations.

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

In order to compete, Grainger must attract, train, motivate, develop and retain executive leaders and key team members, and the failure to do so could have an adverse effect on results of operations and financial condition.
In order to compete and experience continued growth, Grainger must attract, train, motivate, develop, and retain executives and other key team members, including those in managerial, technical, sales, supply chain, technology development, data science and information technology positions. Grainger competes to hire team members at increasingly competitive wage rates and then must train them and develop their skills and competencies. Qualified individuals needed to fill open positions may be in short supply in some areas. Further, changes in market compensation rates may adversely affect Grainger's labor costs. Competition for qualified team members could require Grainger to pay higher wages to attract a sufficient number of team members. In addition to intense competition for talent, workforce dynamics are constantly evolving. If Grainger does not manage changing workforce dynamics effectively, it could materially adversely affect Grainger's culture, reputation, and operational flexibility.

Additionally, Grainger's operational flexibility could be impacted by work stoppages or slowdowns resulting from collective bargaining or unionization efforts by team members, or situations preventing team members from accessing Grainger facilities such as social unrest, major weather events or significant threats to public safety. The performance of Grainger’s stock price could impact Grainger’s use of equity-based compensation to attract and retain executives and other key team members. The success of Grainger's team member hiring and retention also depends on Grainger's ability to build and maintain a workplace culture that enables all team members to have the opportunity for a fulfilling and meaningful career.

Generally, higher wages and benefit costs, competition for talent, and the risk of an increase in team member turnover, could adversely affect Grainger's results of operations. Moreover, changes in immigration policies may impair our ability to recruit, hire and retain technical and professional talent globally. Further, failure to successfully hire executives and key team members or adequately plan for the succession, transition, and assimilation of executive leaders and team members in key roles, or to plan for the loss of executives and key team members, could adversely affect Grainger's results of operations and financial condition.

Grainger’s continued success is substantially dependent on positive perceptions of Grainger’s reputation.
One of the reasons customers choose to do business with Grainger and team members choose Grainger as a place of employment is the reputation that Grainger has built over many years. Grainger devotes time and resources to initiatives that align with its corporate values and are designed to strengthen its business and protect and preserve its reputation. These efforts include maintaining high standards of product quality and safety, ethical business practices, strong customer relationships, operational reliability, and a commitment to providing a positive workplace environment. These programs can be challenging to implement and costly to maintain, and Grainger’s actual or perceived failure to achieve its goals or uphold its commitments could adversely affect its reputation, business, and financial performance.

Grainger must continue to preserve, grow and leverage the value of its brand. Reputational value is based in large part on perceptions of subjective qualities. An isolated incident, or the aggregate effect of individually insignificant incidents, negative or inaccurate postings, articles, or comments on social media or the internet can erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation, and as a result, could tarnish Grainger’s brand and lead to adverse effects on Grainger’s business.

Grainger’s disclosures related to corporate responsibility expose it to risks that could adversely affect its reputation and performance.
Grainger has established and publicly announced its Grainger Impact Program, including its efforts to eliminate waste, reduce its carbon footprint, improve workplace safety and foster a welcoming workplace. These statements reflect its current plans and are not guarantees that Grainger will be able to achieve them. Grainger’s pursuit of or inability to update, achieve, or accurately report its goals could damage its reputation, financial performance, and growth, leading to increased scrutiny from customers, enforcement authorities, and other various stakeholders and potential risks such as reputational harm, lawsuits, or market access restrictions.

Grainger’s ability to achieve the objectives of the Grainger Impact Program is subject to numerous risks, some of which are outside of its control. For example, evolving climate-related regulations in multiple jurisdictions—such as stricter emissions limits, carbon disclosure mandates, and supply chain sustainability requirements—may require Grainger to adjust its operations and increase compliance investments. New environmental laws, regulations, and enforcement could strain Grainger's suppliers and result in increased compliance-related costs, which could result in higher product costs that are passed to Grainger. Furthermore, our customers may adopt procurement policies that include varying requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions.

Standards for tracking and reporting Grainger's activity, if any, related to the Grainger Impact Program continue to evolve. Grainger’s selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Methodologies for reporting applicable data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of Grainger’s operations and other changes in circumstances. Grainger’s processes and controls for reporting such matters across its operations and supply chain are evolving along with multiple disparate standards for identification, measurement, and reporting regulatory disclosure standards are or may become required by the SEC, European and other regulators (including, but not limited to, the EU Corporate Sustainability Reporting Directive, the EU Corporate Sustainability Due Diligence Directive, and other state or federal climate change disclosure requirements that may become effective), and such standards may change over time, which could result in revisions to Grainger’s current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. If Grainger’s practices do not meet evolving government, investor or other stakeholder expectations and standards, then Grainger’s reputation or its attractiveness as an investment, business partner, product or service provider or employer could be negatively impacted, and Grainger could be subject to litigation or regulatory proceedings.

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

In addition, AI algorithms may be flawed. Datasets may be insufficient or contain biased information. AI models deployed by Grainger or its partners may lead to unexpected or unintended outcomes that could erode trust in its digital platforms and potentially cause harm to individuals or society. These deficiencies and other failures of AI systems could subject Grainger to competitive harm, regulatory action, legal liability, including under new and proposed legislation regulating AI in jurisdictions such as the U.S. and European Union, new applications of existing data protection, privacy, intellectual property, and other laws, and brand or reputational harm. Additionally, Grainger’s obligations to comply with the evolving legal and regulatory landscape could entail significant costs or limit its ability to incorporate certain AI capabilities into its digital platforms. Some AI capabilities also present ethical issues, and Grainger may be unsuccessful in identifying or resolving issues before they arise. If Grainger enables or offers AI products or solutions or implement AI capabilities in its internal operations that are controversial because of their impact on human rights, the environment, privacy, employment, or other social, economic, or political issues, Grainger may experience brand or reputational harm or greater team member attrition.

Cybersecurity threats and incidents, including breaches of information systems security, could damage Grainger’s reputation, disrupt operations, increase costs and/or decrease revenues.
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

Cybersecurity threats are rapidly evolving and the means for obtaining unauthorized access to information systems and data are becoming increasingly sophisticated, including through the use of artificial intelligence to enhance social engineering and other techniques. Threat actors may attempt to access the information stored in Grainger's information systems or the information systems of Grainger's third-party business partners. Loss of customer, supplier, and team member information, intellectual property or other business information, or failure to comply with data privacy and security laws, or failure to maintain systems or software, could, for example, disrupt operations, damage Grainger’s reputation and expose Grainger to claims from customers, suppliers, financial institutions, regulators, payment card associations, team members and others, any of which could have a material adverse effect on Grainger, including its business strategy, financial condition and results of operations. If successful, incidents may expose Grainger to risk of loss or misuse of proprietary or confidential information or disruptions of business operations.

Grainger's IT infrastructure also includes products and services provided by suppliers, vendors and other third-party business partners, and these third parties may experience cybersecurity threats, breaches, attacks, disruptions, and other incidents that could affect confidentiality, integrity or availability of systems and proprietary or confidential information. Grainger shares information with third parties in connection with the products and services they provide to the business. Although Grainger performs risk assessments on third parties where Grainger deems it appropriate to evaluate their security programs, such assessments may not identify all risks, and the confidentiality of data held or accessed by them may be compromised or their systems may be disrupted or interrupted by threat actors.

Grainger, or its third-party business partners, may face cybersecurity threats and incidents which could include unauthorized access to information systems, business email compromise, misconfiguration of assets, exploitation of vulnerabilities, malware (including viruses and other malicious code), ransomware, denial-of-service attacks and other targeted or organized cyber-attacks. Cybersecurity incidents may also include team member failures, fraud, phishing or other social engineering attempts or other methods to cause confidential information, payments, account access or access credentials, or other data to be transmitted to an unintended recipient. Threat actors also may attempt to exploit vulnerabilities in software that is commonly used by companies in cloud-based services and bundled software. If successful, those attempting to penetrate Grainger’s or its third-party business partners’ information systems may misappropriate intellectual property or personally identifiable, credit card, confidential, proprietary or other sensitive customer, supplier, team member or business information, or cause systems disruption. Cybersecurity threats or cybersecurity incidents that impact Grainger’s systems, or those of its third-party business partners, could have a material adverse effect on Grainger, including its business strategy, financial condition and results of operations. Such incidents could result in major disruptions to business operations, alteration or corruption of data or systems, costs related to remediation or the payment of ransom, and litigation including individual claims or consumer class actions, commercial litigation, administrative, and civil or criminal investigations or actions, regulatory intervention and sanctions or fines, investigation and remediation costs and possible prolonged negative publicity. While many of Grainger's agreements with these third parties include indemnification provisions, Grainger may not be able to recover sufficiently, or at all, under such provisions to adequately offset any losses it may incur.

In addition, a Grainger team member, contractor or other third party with whom Grainger does business may attempt to circumvent security measures or otherwise access Grainger’s information. Grainger’s systems may have integrations with customer systems and a breach of Grainger's systems could be used as an attempt to gain illicit access to customer systems and information. There can be no assurance that any future incidents will not be material to Grainger's business, operations or financial condition.

Techniques used to obtain unauthorized access or to sabotage systems change frequently and may not be recognized until they are launched against a target. Although Grainger has a dedicated Information Security team, Grainger may be unable to anticipate, detect or prevent these techniques or implement effective preventative measures in all circumstances. Security measures and efforts may not be effective in each instance and may be subject to human error or failures. Any breach of Grainger’s security measures or any breach, error or malfeasance by its third-party business partners could cause Grainger to incur significant costs to respond to and remediate such incidents, including implementing additional safeguards and addressing impacts to customers, suppliers, team members and other parties whose information is compromised. Such a breach could also cause Grainger to make changes to its information systems and administrative processes to address security issues. Although Grainger maintains insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cybersecurity risks, depending on the nature, scope and extent of any event, such insurance coverage may be insufficient to cover all losses.

Grainger has not had an information security or cybersecurity incident deemed to be material to Grainger and Grainger has neither incurred any material net expenses nor been materially penalized or subject to any material settlement amounts with respect to such incident. However, there can be no assurance that a future breach or incident would not be material to Grainger’s operations and financial condition.

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
Grainger’s business is subject to legislative, legal, and regulatory risks and conditions specific to the countries in which it operates. In addition to Grainger’s U.S. operations, which in 2025 generated approximately 81% of its consolidated net sales, Grainger operates its business principally through wholly owned subsidiaries in Canada and Mexico, and its majority-owned subsidiary in Japan.

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

Failure to promptly comply with any of these laws, regulations and standards could result in civil, criminal, monetary and non-monetary fines, penalties, remediation costs and/or significant legal fees as well as potential damage to Grainger’s reputation. Changes in these laws, regulations and standards, or in how they are interpreted, as well as an inability to effectively engage with the officials or regulators responsible for them, could increase the cost of doing business, including, among other factors, as a result of increased investments in technology and the development of new operational processes. Furthermore, while Grainger has implemented policies and procedures and provides training designed to facilitate compliance with these laws, regulations and standards, there can be no assurance that team members, contractors, suppliers, vendors, or other third parties will not violate such laws, regulations and standards or Grainger’s policies. Any such failure to comply or violation could individually or in the aggregate materially adversely affect Grainger’s financial condition, results of operations and cash flows.

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
As of December 31, 2025, Grainger’s consolidated indebtedness was approximately $2.5 billion. The Company’s indebtedness could, among other things, limit Grainger’s ability to respond to rapidly changing business and economic conditions, require the Company to dedicate a substantial portion of its cash flows to the payment of principal and interest on its indebtedness, reducing the funds available for other business purposes, and make it more difficult to satisfy the Company’s financial obligations as they come due during periods of adverse economic and industry conditions.

The agreements governing Grainger’s debt obligations and instruments contain representations, warranties, affirmative, negative and financial covenants, and default provisions. Grainger’s failure to comply with these restrictions and obligations could result in a default under such agreements, which may allow Grainger’s creditors to accelerate the related indebtedness. Any such acceleration could have a material adverse effect on Grainger’s business, financial condition, results of operations, cash flows, and its ability to obtain financing on favorable terms in the future.

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

Item 1B: Unresolved Staff Comments
None.

Item 1C: Cybersecurity
Risk Management and Strategy
Grainger has a dedicated cybersecurity team that works to prevent, detect, and respond to cybersecurity threats. The cybersecurity team is led by the Vice President and Chief Information Security Officer (CISO), who is responsible for assessing and managing risks from cybersecurity threats, including processes designed to identify and manage material risks. Grainger’s CISO has over 20 years of cybersecurity experience and maintains industry recognized security certifications. The cybersecurity team has implemented processes designed to assess, identify and manage material risks from cybersecurity threats and vulnerabilities to the Company’s security posture, including prioritizing and remediating such risks. The team also works to assess and manage cybersecurity risks by: (i) reviewing risks from cybersecurity threats with senior management; (ii) incorporating cybersecurity in its enterprise risk processes; (iii) establishing regular reviews of cybersecurity risks and mitigation efforts, including with the Audit Committee and the Board; and (iv) performing pre-emptive measures to assess system vulnerabilities, including using third parties as needed for reviews and testing.

Grainger regularly identifies its enterprise risks. Grainger’s cybersecurity team reviews and updates its information security strategy and aligns plans based on cybersecurity prioritization with the identified top enterprise risks. Grainger engages with third parties in order to enhance, implement, assess and monitor its cybersecurity processes, controls, and posture.

Grainger has developed a cybersecurity risk intake process to facilitate the identification of cybersecurity risks, including those related to third-party vendors. Identified risks are tracked by management and incorporated into mitigation plans based on assessed priority and potential impact.

Grainger maintains processes designed to evaluate the severity and potential business impact of cybersecurity events, including whether such events may be material. Significant cybersecurity matters are communicated to appropriate members of senior management and as warranted, to the Audit Committee and the Board in connection with their oversight of cybersecurity risk.

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

Item 2: Properties
As of December 31, 2025, Grainger’s owned and leased facilities totaled approximately 28.7 million square feet. Grainger owns and leases facilities primarily in the U.S., Japan, Canada(5), Mexico(6) and Puerto Rico(7). The Company owns its corporate headquarters in Lake Forest, Illinois and leases other general offices in the Chicago Metropolitan area that consists of approximately one million square feet. Grainger believes that its properties are generally in excellent condition, well maintained and suitable for the conduct of business.

The following table includes Grainger's material facilities:

Location	Facility and Use(8)	Size in Square Feet (in thousands)	Segment
U.S.(1)	DCs	11,642	High-Touch Solutions N.A.
U.S.(2)	Branch locations	6,483	High-Touch Solutions N.A.
Japan(3)	DCs	3,380	Endless Assortment
U.S.(4)	Other facilities	2,908	High-Touch Solutions N.A.

The square footage of Grainger's corporate headquarters in Lake Forest, Illinois and other general offices in the Chicago Metropolitan area are not included in the total square footage of Grainger's U.S. Other facilities provided above. Square footage of the Company's owned and leased properties provided below are presented as approximates.

(1)Consists of 21 DCs that range in size from approximately 60,000 to 1.5 million square feet, including six leased facilities that primarily manage bulk products. The remaining DCs are primarily owned.

(2)Consists of 245 branches, 75 onsite and four will-call express locations. These facilities range in size from under 1,000 to 110,000 square feet. These facilities are primarily owned.

(3)Consists of four DCs that range in size from approximately 160,000 to 2.1 million square feet. These facilities are both owned and leased. Other facilities include office space that range in size from approximately 1,000 to 90,000 square feet. These facilities are primarily leased.

(4)Primarily consists of storage facilities, office space and customer service centers. These facilities are owned and leased. These facilities range in size from under 1,000 to over 1 million square feet.

(5)In Canada, Grainger has 32 branch locations, five DCs and other facilities which total two million square feet.

(6)In Mexico, Grainger has 15 branch locations, two DCs and one other location which total 650,000 square feet.

(7)In Puerto Rico, Grainger has three branch locations and one DC which total 95,000 square feet.

(8)Owned facilities are not subject to any mortgages.

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

Holders
As of February 12, 2026, there were 489 shareholders of record of Grainger’s common stock. A substantially greater number of holders of Grainger common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information relating to Grainger's repurchase of common stock during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (1) (4)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Oct. 1 – Oct. 31	100,717	$961.43	100,717	3,293,362	shares
Nov. 1 – Nov. 30	72,129	$943.56	72,110	3,221,252	shares
Dec. 1 – Dec. 31	78,943	$1,004.21	78,660	3,142,592	shares
Total	251,789		251,487

(1)There were no shares withheld to satisfy tax withholding obligations.
(2)Average price paid per share excludes commissions of $0.02 per share paid.
(3)Purchases were made pursuant to a share repurchase program approved by Grainger's Board of Directors and announced on April 24, 2024 (2024 Program). The 2024 Program authorized the Company to repurchase an aggregate amount of up to five million shares in the open market, through privately negotiated transactions and block transactions, pursuant to a trading plan or otherwise with no expiration date.

(4)The difference of 302 shares between the Total Number of Shares Purchased and the Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs represents shares purchased by the administrator and record keeper of the W.W. Grainger, Inc. Retirement Savings Plan for the benefit of the team members who participate in the plan.

Company Performance
The following stock price performance graph compares the cumulative total return on an investment in Grainger common stock with the cumulative total return of an investment in each of the Dow Jones US Industrial Suppliers Total Stock Market Index, which includes Grainger, and the S&P 500 Stock Index. It covers the period commencing December 31, 2020 and ending December 31, 2025. The graph assumes that the value for the investment in Grainger common stock and in each index was $100 on December 31, 2020, and that all dividends were reinvested.

Comparison of 5-Year Cumulative Total Return
300
250
200
150
100
50
Dollars
2020
2021
2022
2023
2024
2025
Fiscal Year Ended December 31
W.W. Grainger, Inc.
Dow Jones US Industrial Suppliers Total Stock Market Index
S&P 500 Stock Index

	December 31,
	2020	2021	2022	2023	2024	2025
W.W. Grainger, Inc.	$100	$129	$140	$211	$270	$261
Dow Jones US Industrial Suppliers Total Stock Market Index	100	137	121	179	208	231
S&P 500 Stock Index	100	129	105	133	166	196

Item 6: [Reserved]

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Objective
The following Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of W.W. Grainger, Inc. (Grainger or Company) as it is viewed by the Company. The following discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K. This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 are not included in this Form 10-K, and can be found in MD&A of Financial Condition and Results of Operations in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Strategic Priorities
The Company’s continued strategic aspiration for 2026 is to relentlessly expand Grainger’s leadership position by being the go-to partner for people who build and run safe, sustainable, and productive operations. To achieve this, each Grainger business has a set of strategic growth drivers to drive top-line revenue and MRO market outgrowth. The High-Touch Solutions North America (High-Touch Solutions N.A.) segment is focused on three areas: advantaged MRO solutions, differentiated sales and services, and unparalleled customer service. In the Endless Assortment segment, the business is focused on product assortment expansion and innovative customer acquisition and retention capabilities. Additionally, all Grainger businesses are focused on continuously enhancing our operational processes to improve service and cost through technology, strong supplier relationships, supply chain infrastructure and a continuous improvement mindset, which ultimately delivers long-term returns for shareholders.

Recent Events
Macroeconomic Conditions
The global economy continues to experience elevated levels of volatility and uncertainty, including within the commodity, labor, and transportation markets, driven by a combination of geopolitical developments and macroeconomic factors that can influence demand, cost and execution risk. These dynamics, together with recent changes in U.S. and foreign tariff and trade policies, continue to drive intermittent disruptions in global capital markets and supply chains. These developments may impact the Company’s operations, business, financial condition, and results of operations.

The Company is actively monitoring economic conditions in the U.S. and key international markets, including the continued uncertainty regarding evolving tariff and trade policies, changes in interest rates, foreign currency exchange rate fluctuations, inflationary pressures, and the risk of a global or regional economic recession. Although the precise timing and magnitude of these factors remains uncertain, the Company believes its strategy is well positioned to navigate a range of outcomes. The Company continues to evaluate the impact of evolving tariff and trade policies, including potential changes in product sourcing strategies, cost management and customer pricing, and has implemented various strategies designed to mitigate certain adverse effects of changing inflationary conditions and challenges in our supply chain, while striving to maintain market price competitiveness.

Historically, the Company's broad and diverse customer base and the generally nondiscretionary nature of its products have provided a degree of resilience during periods of economic contraction in the industrial MRO market. The full extent and impact of ongoing macroeconomic conditions, including recent, unprecedented tariff-related developments and shifting government budget policies and priorities at the municipal, state, and national levels, remains uncertain and cannot be predicted at this time, but may impact the Company’s operations, business, financial condition and results of operations.

For further discussion of the Company's risks and uncertainties, see Part I, Item 1A: Risk Factors of this Form 10-K.

Results of Operations
In this section, Grainger utilizes non-GAAP measures where it believes it will assist users of its financial statements in understanding its business. Non-GAAP measures exclude certain items affecting comparability that can affect the year-over-year assessment of operating results and other one-time items that do not directly reflect ongoing operating results. As discussed in the "Non-GAAP Measures" section, we have adjusted the current year results to exclude one-time losses recorded in SG&A expenses of $186 million within Other and $10 million within Endless Assortment related to the Cromwell divestiture and closure of Zoro U.K., respectively. For further information regarding the Company's non-GAAP measures, including reconciliations to the most directly comparable U.S. generally accepted accounting principles (GAAP) measures, see "Non-GAAP Measures."

The following table is included as an aid to understanding the changes in Grainger's Consolidated Statements of Earnings for the twelve months ended December 31, 2025 and 2024 (in millions of dollars except per share amounts):

	For the Years Ended December 31,
				% of Net Sales
	2025	2024	% Change	2025	2024
Net sales(1)	$17,942	$17,168	4.5%	100.0%	100.0%
Cost of goods sold	10,933	10,410	5.0	60.9	60.6
Gross profit	7,009	6,758	3.7	39.1	39.4
Selling, general and administrative expenses	4,514	4,121	9.5	25.2	24.0
Operating earnings	2,495	2,637	(5.4)	13.9	15.4
Other expense – net	65	53	22.6	0.3	0.3
Income tax provision	622	595	4.5	3.5	3.5
Net earnings	1,808	1,989	(9.1)	10.1	11.6
Less noncontrolling interest	102	80	27.5	0.6	0.5
Net earnings attributable to W.W. Grainger, Inc.	$1,706	$1,909	(10.6)	9.5%	11.1%
Diluted earnings per share:	$35.40	$38.71	(8.6)%

(1)For further information regarding the Company's disaggregated revenue, see Note 3 of the Notes to the Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K.

The following table is included as an aid to understanding the changes of Grainger's total net sales, daily net sales and daily, organic constant currency net sales from the prior period for the twelve months ended December 31, 2025 (in millions of dollars):

	For the Years Ended December 31,
	2025	% Change(1)	2024	% Change(1)
Net sales	$17,942	4.5%	$17,168	4.2%

Daily net sales(2)	$70.4	4.9%	$66.5	3.4%

Daily, organic constant currency net sales(2)	$70.4	4.9%	$67.4	4.7%

(1)Calculated on the basis of prior year reported net sales for the years ended December 31, 2025 and 2024.
(2)Daily net sales are adjusted for the difference in U.S. selling days relative to the prior year period. Daily, organic constant currency net sales are also adjusted to exclude the impact on net sales due to year-over-year foreign currency exchange rate fluctuations and excludes the results of Cromwell and Zoro U.K. in the comparable prior year period post date of divestiture and closure, respectively, for the year ended December 31, 2025. There were 255 and 256 sales days in the full year 2025 and 2024, respectively. For further information regarding the Company's non-GAAP measures, including reconciliations to the most directly comparable GAAP measure, see below "Non-GAAP Measures."

Net sales of $17,942 million for the year ended December 31, 2025 increased $774 million, which represents a 5% increase on a reported and daily, organic constant currency basis compared to the same period in 2024. Both High-Touch Solutions N.A. and the Endless Assortment segments contributed to sales growth in 2025. For further discussion on the Company's net sales, see the Segment Analysis section below.

Gross profit of $7,009 million for the year ended December 31, 2025 increased $251 million, or 4%, and gross profit margin of 39.1% decreased 30 basis points compared to the same period in 2024. For further discussion on the Company's gross profit, see the Segment Analysis section below.

Selling, general, and administrative (SG&A) expenses of $4,514 million for the year ended December 31, 2025 increased $393 million, or 10%. Adjusted SG&A of $4,318 million increased $213 million, or 5%, due to higher payroll and benefits and marketing expenses in 2025.

Operating earnings of $2,495 million for the year ended December 31, 2025 decreased $142 million, or 5%, compared to the same period in 2024. Adjusted operating earnings of $2,691 million increased $38 million, or 1%, compared to the same period in 2024.

Income taxes of $622 million for the year ended December 31, 2025 increased $27 million, compared to the same period in 2024. Grainger's effective tax rates were 25.6% and 23.0% for the years ended December 31, 2025 and 2024, respectively. The adjusted effective tax rates were 23.7% and 23.0% for the twelve months ended December 31, 2025 and 2024, respectively. The Company's adjusted effective tax rate increase was primarily due to the prior year benefit from the expiration of a statue of limitation period in 2024.

Diluted earnings per share was $35.40 for the year ended December 31, 2025, a decrease of 9% compared to $38.71 for the same period in 2024. Adjusted diluted earnings per share was $39.48 for the year ended December 31, 2025, an increase of 1% compared to $38.96 for the same period in 2024.

Segment Analysis
In this section, Grainger utilizes non-GAAP measures where it believes it will assist users of its financial statements in understanding its business. For further information regarding the Company's non-GAAP measures, including reconciliations to the most directly comparable GAAP measures, see "Non-GAAP Measures." For further segment information, see Note 13 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K.

High-Touch Solutions N.A.
The following table shows reported segment results (in millions of dollars):

	For the Years Ended December 31,
	2025	2024	% Change
Net sales	$13,993	$13,720	2.0%

Gross profit	5,832	5,741	1.6
Selling, general and administrative expenses	3,478	3,356	3.6
Operating earnings	$2,354	$2,385	(1.3)%

Net sales of $13,993 million for the year ended December 31, 2025 increased $273 million, or 2%, and on a daily constant currency basis increased 3% compared to the same period in 2024. The increase was primarily due to volume.

Gross profit of $5,832 million for the year ended December 31, 2025 increased $91 million, or 2%, and gross profit margin of 41.7% decreased 10 basis points compared to the same period in 2024.

SG&A expenses of $3,478 million for the year ended December 31, 2025 increased $122 million, or 4%, compared to the same period in 2024. Adjusted SG&A increased $137 million, or 4%. The increase was primarily due to higher payroll and benefits and marketing expenses in 2025.

Operating earnings of $2,354 million for the year ended December 31, 2025 decreased $31 million, or 1%, compared to the same period in 2024. Adjusted operating earnings decreased $46 million, or 2% compared to the same period in 2024.

Endless Assortment
The following table shows reported segment results (in millions of dollars):

	For the Years Ended December 31,
	2025	2024	% Change
Net sales	$3,625	$3,134	15.7%

Gross profit	1,085	923	17.6
Selling, general and administrative expenses	740	663	11.6
Operating earnings	$345	$260	32.7%

Net sales of $3,625 million for the year ended December 31, 2025 increased $491 million, which represents a 16% increase on a reported and daily, organic constant currency basis compared to the same period in 2024. The increase was due to repeat business for the segment and enterprise customer growth at MonotaRO.

Gross profit of $1,085 million for the year ended December 31, 2025 increased $162 million, or 18%, and gross profit margin of 29.9% increased 40 basis points compared to the same period in 2024.

SG&A expenses of $740 million for the year ended December 31, 2025 increased $77 million, or 12%, compared to the same period in 2024. Adjusted SG&A of $730 million increased $67 million, or 10%, compared to the same period in 2024. The increase was primarily due to higher marketing expenses in 2025.

Operating earnings of $345 million for the year ended December 31, 2025 increased $85 million, or 33%, compared to the same period in 2024. Adjusted operating earnings of $355 million increased $95 million, or 37%, compared to the same period in 2024.

Non-GAAP Measures
Grainger utilizes non-GAAP measures where it believes it will assist users of its financial statements in understanding its business. Non-GAAP measures exclude certain items affecting comparability that can affect the year-over-year assessment of operating results and other one-time items that do not directly reflect ongoing operating results. The Company adjusts its reported net sales when there are differences in the number of U.S. selling days relative to the prior year period and also excludes the impact on reported net sales due to changes in foreign currency exchange rate fluctuations and results of certain divested or closed businesses. Adjusted results including adjusted SG&A, adjusted operating earnings, adjusted net earnings and adjusted diluted EPS exclude certain non-recurring items, including restructuring charges, asset impairments, gains and losses associated with business divestitures and other non-recurring, infrequent or unusual gains and losses from the Company’s most directly comparable reported U.S. generally accepted accounting principles (GAAP) results. The Company believes its non-GAAP measures provide meaningful information to assist investors in understanding financial results and assessing prospects for future performance as they provide a better baseline for analyzing the ongoing performance of its businesses by excluding items that may not be indicative of core operating results. Grainger’s non-GAAP financial measures should be considered in addition to, and not as a replacement for or as a superior measure to its most directly comparable GAAP measures and may not be comparable to similarly titled measures reported by other companies.

Exiting Market in the United Kingdom
In 2025, Grainger performed an assessment of its businesses in the United Kingdom (U.K.) and made the decision to exit the U.K. market in order to concentrate efforts where it can deliver the greatest long-term impact. On December 17, 2025, Grainger completed the divestiture of the Cromwell business. The Company recorded a loss of $186 million in SG&A expenses related to the sale. There was no tax benefit as a result of this loss. Additionally, the Company completed the closure of Zoro U.K. in its Endless Assortment segment during the fourth quarter of 2025. Expenses related to the closure of $10 million were also recorded in SG&A expenses. There was no tax benefit as a result of the recognition of these expenses. The Company does not expect the exit from the U.K. market to have a material effect on its future results of operations. See Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K for more information on the sale of the Cromwell business.

Restructuring Actions
In the second quarter of 2024, the Company recorded restructuring charges in SG&A expenses of $15 million in the High-Touch Solutions N.A. segment and $1 million in Grainger's Other businesses. The charges consisted primarily of team member severance and benefit costs. The Company does not expect these actions to have a material effect on its future results of operations.

The following table provides a reconciliation of reported net sales growth from the prior year period in accordance with GAAP to the Company's non-GAAP measures daily net sales and daily, organic constant currency net sales for the twelve months ended December 31, 2025 (in millions of dollars):

	For the Years Ended December 31,
	High-Touch Solutions N.A.		Endless Assortment		Total Company(1)
	2025	% Change(2)	2025	% Change(2)	2025	% Change(2)
Reported net sales	$13,993	2.0%	$3,625	15.7%	$17,942	4.5%

Daily impact(3)	0.2	0.4	0.1	0.5	0.3	0.4
Daily net sales	54.9	2.4	14.2	16.2	70.4	4.9
Foreign currency exchange(4)	0.1	0.2	(0.1)	(0.7)	—	—
Business divestiture(5)	—	—	—	0.1	—	—
Daily, organic constant currency net sales	$55.0	2.6%	$14.1	15.6%	$70.4	4.9%

	2024	% Change(2)	2024	% Change(2)	2024	% Change(2)
Reported net sales	$13,720	3.4%	$3,134	7.5%	$17,168	4.2%

Daily impact(3)	(0.4)	(0.8)	(0.1)	(0.9)	(0.5)	(0.8)
Daily net sales	53.2	2.6	12.1	6.6	66.5	3.4
Foreign currency exchange(4)	0.1	0.1	0.6	5.0	0.6	0.9
Business divestiture(6)	0.3	0.5	—	—	0.3	0.4
Daily, organic constant currency net sales	$53.6	3.2%	$12.7	11.6%	67.4	4.7%

(1)Total Company includes Other. Grainger's businesses reported in Other do not meet the criteria of a reportable segment.
(2)Compared to net sales in the prior year period.
(3)Excludes the impact on net sales due to the difference in U.S. selling days relative to the prior year period on a daily basis. There were 255 and 256 sales days in the full year 2025 and 2024, respectively.

(4)Excludes the impact on net sales due to year-over-year foreign currency exchange rate fluctuations on a daily basis.
(5)Excludes the net sales results of the divested Cromwell business and closed Zoro U.K. business in the prior year period on a daily basis.
(6)Excludes the net sales results of the divested E&R business in 2023 on a daily basis.

The following tables provide a reconciliation of reported SG&A expenses, operating earnings, net earnings attributable to W.W. Grainger, Inc. and diluted earnings per share determined in accordance with GAAP to the Company's non-GAAP measures adjusted SG&A, adjusted operating earnings, adjusted net earnings attributable to W.W. Grainger, Inc. and adjusted diluted earnings per share for the twelve months ended December 31, 2025 and 2024 (in millions of dollars):

Twelve Months Ended December 31, 2025	Reported	Adjustment(1)	Adjusted	% Change Reported(3)	% Change Adjusted(3)
Selling, general and administrative expenses
High-Touch Solutions N.A.	$3,478	$—	$3,478
Endless Assortment	740	(10)	730
Other(4)	296	(186)	110
Selling, general and administrative expenses	$4,514	$(196)	$4,318	9.5%	5.2%

Earnings
High-Touch Solutions N.A.	$2,354	$—	$2,354
Endless Assortment	345	10	355
Other(4)	(204)	186	(18)
Operating earnings	$2,495	$196	$2,691	(5.4)%	1.4%
Total other expense – net	(65)	—	(65)
Income tax provision(5)	(622)	—	(622)
Net earnings	$1,808	$196	$2,004
Noncontrolling interest	(102)	—	(102)
Net earnings attributable to W.W. Grainger, Inc.	$1,706	$196	$1,902	(10.6)%	(1.0)%
Diluted earnings per share	$35.40	$4.08	$39.48	(8.6)%	1.3%

Twelve Months Ended December 31, 2024	Reported	Adjustment(2)	Adjusted	% Change Reported(3)	% Change Adjusted(3)
Selling, general and administrative expenses
High-Touch Solutions N.A.	$3,356	$(15)	$3,341
Endless Assortment	663	—	663
Other(4)	102	(1)	101
Selling, general and administrative expenses	$4,121	$(16)	$4,105	4.8%	5.1%

Earnings
High-Touch Solutions N.A.	$2,385	$15	$2,400
Endless Assortment	260	—	260
Other(4)	(8)	1	(7)
Operating earnings	$2,637	$16	$2,653	2.8%	2.4%
Total other expense – net	(53)	—	(53)
Income tax provision(5)	(595)	(4)	(599)
Net earnings	$1,989	$12	$2,001
Noncontrolling interest	(80)	—	(80)
Net earnings attributable to W.W. Grainger, Inc.	$1,909	$12	$1,921	4.4%	3.8%
Diluted earnings per share	$38.71	$0.25	$38.96	6.8%	6.2%

(1)Reflects the loss on sale of the Cromwell business and closure of Zoro U.K. announced in the third quarter of 2025 and completed in the fourth quarter of 2025.
(2)Reflects restructuring costs incurred in the second quarter of 2024.
(3)Compared to the reported and adjusted results of the prior year period.
(4)Grainger's businesses reported in Other do not meet the criteria of a reportable segment.
(5)Grainger's reported and adjusted effective tax rates were 25.6% and 23.7% for the twelve months ended December 31, 2025, respectively. The twelve months ended December 31, 2024 reflect a tax benefit related to the restructuring costs incurred in the second quarter of 2024.

Liquidity and Capital Resources
Grainger believes its current balances of cash and cash equivalents, marketable securities and availability under its revolving credit facility, which supports the Company's commercial paper program, will be sufficient to meet its liquidity needs for the next twelve months. The Company expects to continue to invest in its business and return excess cash to shareholders through cash dividends and share repurchases, which it plans to fund through cash flows generated from operations. Grainger also maintains access to capital markets and may issue debt or equity securities from time to time, which may provide an additional source of liquidity.

Sources of Liquidity
Cash and Cash Equivalents
As of December 31, 2025 and 2024, Grainger had cash and cash equivalents of $585 million and $1,036 million, respectively. The decrease in cash was primarily due to cash used in financing activities due to repayment of the 1.85% Senior Notes in the amount of $500 million and continued capital project spending. The Company had approximately $1.8 billion in available liquidity as of December 31, 2025.

Cash Flows
The following table shows the Company's cash flow activity for the periods presented (in millions of dollars):

	For the Years Ended December 31,
	2025	2024
Total cash provided by (used in):
Operating activities	$2,015	$2,111
Investing activities	(645)	(520)
Financing activities	(1,825)	(1,180)
Effect of exchange rate changes on cash and cash equivalents	4	(35)
(Decrease) increase in cash and cash equivalents	$(451)	$376

Net cash provided by operating activities was $2,015 million and $2,111 million for the year ended December 31, 2025 and 2024, respectively. The decrease was driven by unfavorable changes in working capital primarily due to an increase in accounts receivable and inventory inflation.

Net cash used in investing activities was $645 million and $520 million for the year ended December 31, 2025 and 2024, respectively. The increase reflects the continued investment in U.S. and MonotaRO supply chain capacity expansion throughout 2025.

Net cash used in financing activities was $1,825 million and $1,180 million for the year ended December 31, 2025 and 2024, respectively. The increase in cash used in financing activities was primarily due to the repayment of the 1.85% Senior Notes in the amount of $500 million in 2025.

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

Total debt as a percent of total capitalization was 37.5% and 42.9%, as of December 31, 2025 and 2024, respectively.

Credit Ratings
Grainger receives ratings from two independent credit ratings agencies: Moody's Investor Service (Moody's) and Standard & Poor's (S&P). Both credit rating agencies currently rate the Company's corporate credit at investment grade.

The following table summarizes the Company's credit ratings as of December 31, 2025:

	Corporate	Senior Unsecured	Short-term
Moody's	A2	A2	P1
S&P	A+	A+	A1

Uses of Liquidity
Internally generated cash flows are the primary source of Grainger's working capital and growth initiatives, including capital expenditures. The Company expects to continue to return excess capital to shareholders through share repurchases and dividends.

Working Capital
Working capital as of December 31, 2025 was $3,515 million, an increase of $233 million compared to $3,282 million as of December 31, 2024. The increase was primarily due to sales growth and inventory inflation. As of December 31, 2025 and 2024, the ratio of current assets to current liabilities was 3.0 and 2.9, respectively.

Capital Expenditures
In fiscal 2025, the Company's capital expenditures were $684 million and $541 million for the years ended December 31, 2025 and 2024, respectively. Capital project spending for 2026 is expected to be in the range of $550 and $650 million. This includes continued supply chain capacity expansion and technology enhancements across the Company.

Share Repurchases
For the years ended December 31, 2025 and 2024, Grainger repurchased shares of its common stock in the open market for $1,045 million and $1,201 million, respectively. Share repurchases are executed at prices the Company determines appropriate subject to various factors, including market conditions and the Company's financial performance and may be affected through accelerated share repurchase programs, open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans. Share repurchases for 2026 are expected to be in the range of $950 and $1,050 million.

Dividends
For the years ended December 31, 2025 and 2024, Grainger declared and paid $467 million and $421 million, respectively, in dividends to holders of the Company's common stock.

Commitments and Other Contractual Obligations
The Company's material cash requirements include the following commitments and other contractual obligations.

Debt
As of December 31, 2025, the Company had outstanding debt obligations with varying maturities for an aggregate principal amount of $2,509 million, with $126 million payable within 12 months. Total future interest payments associated with the Company's outstanding debt obligations was $1,763 million, with $101 million payable within 12 months.

Purchase Obligations
Grainger had purchase obligations of approximately $1,991 million as of December 31, 2025, which includes approximately $1,289 million payable within 12 months. Grainger's purchase obligations primarily include commitments to purchase inventory, uncompleted additions to property, buildings and equipment and other goods and services. Purchase obligations are made in the normal course of business to meet operating needs and are primarily noncancelable.

Leases
The Company has lease arrangements for certain properties, buildings and equipment (including branches, warehouses, DCs and office space). As of December 31, 2025, the Company had fixed operating lease payment obligations of $412 million, with $86 million payable within 12 months.

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

Inventories
Company inventories primarily consist of merchandise purchased for resale. The majority of the Company’s inventory is accounted for using the last-in, first-out (LIFO) method, valued at the lower of cost or market value. Market value is based on an analysis of inventory trends including, but not limited to, reviews of inventory levels, sales and cost information and on-hand quantities relative to the sales history for the product and shelf-life. The Company's methodology for estimating whether adjustments are necessary is continually evaluated for factors including significant changes in product demand, liquidation or disposition history values and market conditions such as inflation and other acquisition costs, including freight and duties. If business or economic conditions change, estimates and assumptions may be adjusted as deemed appropriate.

Goodwill
The Company evaluates goodwill for impairment annually during the fourth quarter and more frequently if impairment indicators exist. The fair value of reporting units is calculated primarily using the discounted cash flow method and utilizing value indicators from a market approach to evaluate the reasonableness of the resulting fair values.

The estimates used to calculate the fair values of reporting units involve the use of significant assumptions, estimates and judgments and changes from year to year based on operating results, market conditions, macroeconomic developments and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and impairment for each reporting unit. For further information on the Company's goodwill, see Note 5 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Form 10-K.

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

Item 7A: Quantitative and Qualitative Disclosures About Market Risk
Grainger's primary market risk exposures is as follows:

Foreign Currency Exchange Rates
Grainger’s financial results, including the value of assets and liabilities, are exposed to foreign currency exchange rate risk when the financial statements of the business units outside the U.S., as stated in their local currencies, are translated into U.S. dollars. For the fiscal year ended December 31, 2025, approximately 19% of the Company's net sales were denominated in a currency other than the Company's functional U.S. dollar currency. Consequently, the Company is exposed to the impact of exchange rate volatility primarily between the U.S. dollar and the Japanese yen, Mexican peso, Canadian dollar and the British pound sterling. A hypothetical 10% change in the relative value of the U.S. dollar would not materially impact the Company's net earnings for 2025.

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

Item 8: Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
W.W. Grainger, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of W.W. Grainger, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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
At December 31, 2025, the goodwill balance of the Canada business reporting unit was $119 million. As discussed in Notes 1 and 5 to the financial statements, goodwill is tested at the reporting unit level annually during the fourth quarter and more frequently if impairment indicators exist.

Auditing management’s annual goodwill impairment analysis for the Canada business reporting unit was complex due to certain assumptions that were significant to the analysis. Management performed an annual impairment analysis in the fourth quarter to evaluate changes in key assumptions and operating results since the last impairment test. The more subjective assumptions used in the analysis were projections of future revenue growth, and operating expenditures, which are all affected by expectations about future market or economic conditions.

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
Chicago, Illinois
February 19, 2026

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except for per share amounts)

	For the Years Ended December 31,
	2025	2024	2023
Net sales	$17,942	$17,168	$16,478
Cost of goods sold	10,933	10,410	9,982
Gross profit	7,009	6,758	6,496
Selling, general and administrative expenses	4,514	4,121	3,931
Operating earnings	2,495	2,637	2,565
Other (income) expense:
Interest expense – net	81	77	93
Other – net	(16)	(24)	(28)
Total other expense – net	65	53	65
Earnings before income taxes	2,430	2,584	2,500
Income tax provision	622	595	597
Net earnings	1,808	1,989	1,903
Less net earnings attributable to noncontrolling interest	102	80	74
Net earnings attributable to W.W. Grainger, Inc.	$1,706	$1,909	$1,829
Earnings per share:
Basic	$35.47	$38.84	$36.39
Diluted	$35.40	$38.71	$36.23
Weighted average number of shares outstanding:
Basic	47.9	48.9	49.9
Diluted	48.0	49.0	50.1

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions of dollars)

	For the Years Ended December 31,
	2025	2024	2023
Net earnings	$1,808	$1,989	$1,903
Other comprehensive earnings (losses):
Foreign currency translation adjustments	49	(137)	(11)
Reclassification of cumulative translation adjustment to earnings	40	—	—
Postretirement benefit plan gains (losses) – net of tax (expense) benefit of $(5), $0, and $2, respectively	19	(1)	(2)
Total other comprehensive earnings (losses)	108	(138)	(13)
Comprehensive earnings – net of tax	1,916	1,851	1,890
Less comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	102	80	74
Foreign currency translation adjustments	(1)	(36)	(21)
Total comprehensive earnings (losses) attributable to noncontrolling interest	101	44	53
Comprehensive earnings attributable to W.W. Grainger, Inc.	$1,815	$1,807	$1,837

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except for share and per share amounts)

	As of December 31,
Assets	2025	2024
Current assets
Cash and cash equivalents	$585	$1,036
Accounts receivable (less allowance for credit losses of $32 and $32)	2,329	2,232
Inventories – net	2,394	2,306
Prepaid expenses and other current assets	176	163
Total current assets	5,484	5,737
Property, buildings and equipment – net	2,268	1,927
Goodwill	360	355
Intangibles – net	265	243
Operating lease right-of-use	345	371
Other assets	240	196
Total assets	$8,962	$8,829

Liabilities and shareholders' equity
Current liabilities
Current maturities	126	499
Trade accounts payable	963	952
Accrued compensation and benefits	343	324
Operating lease liability	73	78
Accrued expenses	386	407
Income taxes payable	49	45
Total current liabilities	1,940	2,305
Long-term debt	2,362	2,279
Long-term operating lease liability	301	327
Deferred income taxes and tax uncertainties	121	101
Other non-current liabilities	97	114
Shareholders' equity
Cumulative preferred stock – $5 par value – 12,000,000 shares authorized; none issued or outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; 109,659,219 shares issued	55	55
Additional contributed capital	1,446	1,399
Retained earnings	14,958	13,677
Accumulated other comprehensive losses	(165)	(274)
Treasury stock, at cost – 62,240,438 and 61,326,349 shares, respectively	(12,558)	(11,499)
Total W.W. Grainger, Inc. shareholders’ equity	3,736	3,358
Noncontrolling interest	405	345
Total shareholders' equity	4,141	3,703
Total liabilities and shareholders' equity	$8,962	$8,829

 The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)

	For the Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net earnings	$1,808	$1,989	$1,903
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses	23	23	23
Deferred income taxes and tax uncertainties	16	(8)	(9)
Depreciation and amortization	254	237	214
Non-cash lease expense	82	84	76
Net losses from sales of assets and business divestitures	196	—	17
Stock-based compensation	64	62	62
Change in operating assets and liabilities:
Accounts receivable	(190)	(110)	(98)
Inventories	(147)	(77)	(16)
Prepaid expenses and other assets	(73)	(36)	101
Trade accounts payable	43	20	(65)
Operating lease liabilities	(104)	(96)	(88)
Accrued liabilities	38	20	(91)
Income taxes – net	(4)	(3)	(4)
Other non-current liabilities	9	6	6
Net cash provided by operating activities	2,015	2,111	2,031
Cash flows from investing activities:
Capital expenditures	(684)	(541)	(445)
Proceeds from sales of assets and business divestitures	33	3	21
Other – net	6	18	2
Net cash used in investing activities	(645)	(520)	(422)
Cash flows from financing activities:
Short-term borrowings (repayments), original maturities of 90 days or less, net	125	—	—
Proceeds from debt	91	503	7
Payments of debt	(506)	(39)	(37)
Proceeds from stock options exercised	15	30	34
Payments for employee taxes withheld from stock awards	(36)	(50)	(37)
Purchases of treasury stock	(1,045)	(1,201)	(850)
Cash dividends paid	(467)	(421)	(392)
Other – net	(2)	(2)	(3)
Net cash used in financing activities	(1,825)	(1,180)	(1,278)
Exchange rate effect on cash and cash equivalents	4	(35)	4
Net change in cash and cash equivalents	(451)	376	335
Cash and cash equivalents at beginning of year	1,036	660	325
Cash and cash equivalents at end of period	$585	$1,036	$660
Supplemental cash flow information:
Cash payments for interest (net of amounts capitalized)	$106	$111	$109
Cash payments for income taxes	$610	$606	$615
The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2023	$55	$1,310	$10,700	$(180)	$(9,445)	$295	$2,735
Stock-based compensation	—	46	—	—	12	2	60
Purchases of treasury stock	—	—	—	—	(852)	(1)	(853)
Net earnings	—	—	1,829	—	—	74	1,903
Other comprehensive earnings (losses)	—	—	—	8	—	(21)	(13)
Capital contribution	—	(1)	—	—	—	3	2
Cash dividends paid ($7.30 per share)	—	—	(367)	—	—	(26)	(393)
Balance at December 31, 2023	$55	$1,355	$12,162	$(172)	$(10,285)	$326	$3,441
Stock-based compensation	—	47	—	—	(5)	1	43
Purchases of treasury stock	—	—	—	—	(1,209)	(1)	(1,210)
Net earnings	—	—	1,909	—	—	80	1,989
Other comprehensive earnings (losses)	—	—	—	(102)	—	(36)	(138)
Capital contribution	—	(3)	—	—	—	3	—
Cash dividends paid ($8.01 per share)	—	—	(394)	—	—	(28)	(422)
Balance at December 31, 2024	$55	$1,399	$13,677	$(274)	$(11,499)	$345	$3,703
Stock-based compensation	—	48	—	—	(5)	—	43
Purchases of treasury stock	—	—	—	—	(1,054)	—	(1,054)
Net earnings	—	—	1,706	—	—	102	1,808
Other comprehensive earnings (losses)	—	—	—	109	—	(1)	108
Capital contribution	—	(1)	—	—	—	1	—
Cash dividends paid ($8.83 per share)	—	—	(425)	—	—	(42)	(467)
Balance at December 31, 2025	$55	$1,446	$14,958	$(165)	$(12,558)	$405	$4,141

The accompanying notes are an integral part of these financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
W.W. Grainger, Inc. is a broad line distributor of maintenance, repair and operating (MRO) products and services with operations primarily in North America, Japan and the United Kingdom (U.K.). In the fourth quarter of 2025, Grainger exited the U.K. market by completing the sale of the Cromwell business and closing the Zoro U.K. business. In this report, the words “Grainger” or “Company” mean W.W. Grainger, Inc. and its subsidiaries, except where the context makes it clear that the reference is only to W.W. Grainger, Inc. itself and not its subsidiaries.

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

The majority of Company revenue originates from contracts with a single performance obligation to deliver products, whereby performance obligations are satisfied when control of the product is transferred to the customer per the arranged shipping terms. Some Company contracts contain a combination of product sales and services, which are distinct and accounted for as separate performance obligations and are satisfied when the services are rendered. Total service revenue is not material and accounted for approximately 1% of the Company's revenue for the years ended December 31, 2025, 2024 and 2023.

The Company’s revenue is measured at the determinable transaction price, net of any variable considerations granted to customers and any taxes collected from customers and subsequently remitted to governmental authorities. Variable considerations include rights to return products and sales incentives, which primarily consist of volume rebates. These variable considerations are estimated throughout the year based on various factors, including contract terms, historical experience and performance levels. Total accrued sales returns were approximately $53 million and $52 million as of December 31, 2025 and 2024, respectively, and are reported as a reduction of Accounts receivable – net. Total accrued sales incentives were approximately $115 million and $109 million as of December 31, 2025 and 2024, respectively, and are reported as part of Accrued expenses.

The Company records a contract asset when it has a right to payment from a customer that is conditioned on events other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have any material unsatisfied performance obligations, contract assets or liabilities as of December 31, 2025 and 2024.

Cost of Goods Sold (COGS)
COGS, exclusive of depreciation and amortization, includes the purchase cost of goods sold net of vendor considerations, in-bound shipping costs, outbound shipping and handling costs and service costs. The Company receives vendor considerations, such as rebates to promote their products, which are generally recorded as a reduction to COGS. Rebates earned from vendors that are based on product purchases are capitalized into inventory and rebates earned based on products sold are credited directly to COGS. Total accrued vendor rebates were $150 million as of December 31, 2025 and 2024, and are reported in Trade accounts payable.

Selling, General and Administrative Expenses (SG&A)
Company SG&A is primarily comprised of payroll and benefits, advertising, depreciation and amortization, lease, indirect purchasing, supply chain and branch operations, technology, and selling expenses, as well as other types of general and administrative costs.

Advertising
Advertising costs, which include online marketing, are generally expensed in the year the related advertisement is first presented or when incurred. Total advertising expense was $813 million, $750 million and $638 million for 2025, 2024 and 2023, respectively.

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

Cash and Cash Equivalents
The Company considers cash equivalents to be short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates.

Concentration of Credit Risk
The Company places temporary cash investments with institutions of high credit quality and, by policy, limits the amount of credit exposure to any one institution. Also, the Company has a broad customer base representing many diverse industries across North America, Japan, and the U.K. Consequently, no significant concentration of credit risk is considered to exist.

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

Inventories
Company inventories primarily consist of merchandise purchased for resale. The Company uses the last-in, first-out (LIFO) method, valued at the lower of cost or market, to account for approximately 80% of total inventory and the first-in, first-out (FIFO) method, valued at the lower of cost or net realizable value, for the remaining inventory. The Company regularly reviews inventory to evaluate continued demand and records excess and obsolete provisions representing the difference between excess and obsolete inventories and market value. Estimated market value considers various variables, including product demand, aging and shelf life, market conditions, and liquidation or disposition history and values.

If FIFO had been used for all of the Company’s inventories, they would have been $939 million and $804 million higher than reported as of December 31, 2025 and 2024, respectively. Concurrently, net earnings would have increased by $102 million, $26 million and $58 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Property, Buildings and Equipment
Property, buildings and equipment are stated at cost, less accumulated depreciation. Depreciation is computed over the estimated useful lives of the asset classes using the straight-line method. Useful lives for buildings, structures and improvements range from 10 to 50 years and furniture, fixtures, machinery and equipment from 3 to 20 years. Amounts expended for maintenance and repairs are charged to expense as incurred.

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

New Accounting Standards

Accounting Pronouncements Recently Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The Company adopted this ASU effective December 31, 2025 on retrospective basis and it did not have material impact on the Consolidated Financial Statements. For the related income tax reporting disclosure, see Note 12.

Accounting Pronouncements Recently Issued
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires public entities to disclose required information for inventory purchases, employee compensation, depreciation, intangible asset amortization and selling expenses. The effective date is for fiscal years beginning after December 15, 2026, with the option to early adopt prior to the effective date and should be applied on a prospective basis, but retrospective application is permitted. The Company is evaluating the impact of the requirements on the related income statement line item disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for all entities, allowing entities to assume that current conditions as of the balance sheet date remain unchanged when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under FASB Accounting Standards Codification (ASC) Topic 606. This guidance is effective for annual periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted and shall be applied prospectively. The Company is evaluating the impact of the adoption of this guidance on its Consolidated Financial Statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software by removing reference to prescriptive development stages and allows software development costs to be capitalized once management authorized and committed funding for the project and it is probable that the project will be completed. This guidance is effective for annual periods beginning after December 15, 2027 on either a prospective or a retrospective basis, with early adoption permitted. The Company is evaluating the impact of the adoption of this guidance on its Consolidated Financial Statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow - Scope Improvements, which clarifies the scope, form, and content of interim financial statements and notes in accordance with GAAP. The update compiles a comprehensive list of required interim disclosures, introduces a disclosure principle requiring entities to report material events occurring after the last annual period and aligns interim disclosure requirements across various topics. This guidance is effective for interim periods within annual periods beginning after December 15, 2027 on either a prospective or a retrospective basis, with early adoption permitted. The Company is evaluating the impact of the adoption of this guidance on its Condensed Consolidated Financial Statements and related disclosures.

NOTE 2 - BUSINESS DIVESTITURES
On December 17, 2025, Grainger completed the divestiture of the Cromwell business in the U.K, part of Other which is not a reportable segment. Accordingly, the Company's Consolidated Statements of Earnings, Comprehensive Earnings, and Cash Flows and related notes include financial results through the divestiture date. As a result of this transaction, assets of $246 million, liabilities of $83 million and accumulated other comprehensive losses of $44 million were removed from the Company’s Consolidated Balance Sheet as of December 31, 2025. The Company recorded a loss of $186 million in SG&A expenses related to the sale of this business (including cumulative translation losses related to the Cromwell business in accumulated other comprehensive losses). There was no tax benefit as a result of this loss. The divestiture is not considered a strategic shift that will have a material effect on the Company's operations and financial results; therefore, it does not qualify for reporting as discontinued operations.

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

The following tables present the Company's percentage of revenue by reportable segment and by customer industry:

	Twelve Months Ended December 31,
	2025			2024			2023
Customer Industry(1)	High-Touch Solutions N.A.	Endless Assortment	Total Company (2)	High-Touch Solutions N.A.	Endless Assortment	Total Company (2)	High-Touch Solutions N.A.	Endless Assortment	Total Company (2)
Manufacturing	30%	30%	30%	31%	29%	31%	30%	30%	30%
Government	19%	3%	15%	19%	3%	16%	19%	3%	16%
Wholesale	7%	18%	9%	7%	18%	9%	7%	16%	9%
Commercial Services	7%	12%	8%	7%	12%	8%	7%	12%	8%
Contractors	6%	12%	7%	5%	12%	6%	5%	12%	6%
Healthcare	7%	2%	6%	7%	2%	6%	7%	2%	6%
Transportation	4%	2%	5%	4%	2%	4%	4%	2%	4%
Retail	4%	4%	4%	4%	4%	4%	4%	4%	4%
Utilities	3%	2%	3%	3%	2%	3%	3%	2%	3%
Warehousing	3%	—%	2%	3%	—%	2%	4%	—%	3%
Other(3)	10%	15%	11%	10%	16%	11%	10%	17%	11%
Total net sales	100%	100%	100%	100%	100%	100%	100%	100%	100%
Percent of total company revenue	78%	20%	100%	80%	18%	100%	81%	18%	100%

(1)Customer industry results for the twelve months ended December 31, 2025, 2024 and 2023 primarily use the North American Industry Classification System (NAICS). As customers' businesses evolve, industry classifications may change. When these changes occur, Grainger does not recast the customer classification for prior periods as the industry used in the prior period was appropriate at the point-in-time. As a result, year-over-year changes may be impacted.

(2)Total Company includes Other, which includes the Cromwell business. The Cromwell business was sold in December 2025. For further details on the sale, see Note 2. Other accounted for approximately 2%, 2% and 1% of Total Company revenue for the twelve months ended December 31, 2025, 2024 and 2023, respectively.

(3)Other primarily includes revenue from industries and customers that are not material individually, including hospitality, restaurants, property management and natural resources.

NOTE 4 - PROPERTY, BUILDINGS AND EQUIPMENT
Grainger's property, buildings and equipment consisted of the following (in millions of dollars):

	As of
	December 31, 2025	December 31, 2024
Land and land improvements	$551	$415
Building, structures and improvements	1,883	1,723
Furniture, fixtures, machinery and equipment	2,066	1,945
Property, buildings and equipment	4,500	4,083
Less: Accumulated depreciation and amortization	2,232	2,156
Property, buildings and equipment, net	$2,268	$1,927

Depreciation expense on property, buildings and equipment was $171 million, $164 million and $146 million for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS
Grainger completed its annual impairment testing of goodwill and intangible assets during the fourth quarter of 2025 and 2024. Based on the results of that testing, the Company did not identify any significant events or changes in circumstances that indicated the existence of impairment indicators and concluded that it was more likely than not that the fair value of the reporting units exceeded their carrying amounts at each respective period.

High-Touch Solutions N.A. – Canada Business
As of December 31, 2025 and 2024, the Canada business reporting unit had goodwill of $119 million and $114 million, respectively. As part of our annual impairment testing, the Company compared the current results to forecasted expectations of the most recent quantitative analysis, along with analyzing macroeconomic conditions, current industry trends and transactions, and other market data of industry peers. The Company also performed various sensitivities over key assumptions, including projections of future revenue growth and operating expenditures used in the analysis. The Company did not identify any significant events or changes in circumstances that indicated the existence of impairment indicators for its Canada business, and concluded it was more likely than not its fair value exceeded its carrying value.

The balances and changes in the carrying amount of goodwill by segment are as follows (in millions of dollars):

	High-Touch Solutions N.A.	Endless Assortment	Total
Balance at January 1, 2024	$315	$55	$370
Translation	(9)	(6)	(15)
Balance at December 31, 2024	306	49	355
Translation	5	—	5
Balance at December 31, 2025	$311	$49	$360

The Company's cumulative goodwill impairment as of December 31, 2025, was $32 million. No goodwill impairment was recorded for the twelve months ended December 31, 2025, 2024 and 2023.

The balances and changes in intangible assets – net are as follows (in millions of dollars):

		As of December 31,
		2025			2024
	Weighted average life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer lists and relationships	10.7 years	$163	$157	$6	$164	$155	$9
Trademarks, trade names and other	16.5 years	20	17	3	31	24	7
Non-amortized trade names and other	Indefinite	19	—	19	18	—	18
Capitalized software	4.5 years	821	584	237	714	505	209
Total intangible assets	5.8 years	$1,023	$758	$265	$927	$684	$243

Amortization expense of intangible assets recorded in SG&A was $81 million, $70 million and $64 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Estimated amortization expense for future periods is as follows (in millions of dollars):

Year	Expense
2026	$76
2027	68
2028	53
2029	32
2030	12
Thereafter	5
Total	$246

NOTE 6 - DEBT
Total debt, including long-term, current maturities and debt issuance costs and discounts – net, consisted of the following (in millions of dollars):

	As of December 31,
	2025		2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.60% senior notes due 2045	$1,000	$904	$1,000	$894
4.45% senior notes due 2034	500	496	500	477
3.75% senior notes due 2046	400	338	400	332
4.20% senior notes due 2047	400	317	400	312
Japanese Yen term loans	83	83	—	—
Debt issuance costs – net of amortization and other	(21)	(21)	(21)	(21)
Long-term debt	2,362	2,117	2,279	1,994
1.85% senior notes due 2025	—	—	500	498
Commercial paper and other	126	126	(1)	(1)
Current maturities	126	126	499	497
Total debt	$2,488	$2,243	$2,778	$2,491

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

As of December 31, 2025, there was $125 million of commercial paper outstanding and recorded as short-term debt with a weighted-average interest rate of 3.84%. There were no borrowings outstanding as of December 31, 2024.

Senior Notes
In the years 2015-2024, Grainger issued $2.8 billion in unsecured long-term debt (Senior Notes) primarily to provide flexibility in funding general working capital needs, share repurchases and long-term cash requirements. The Senior Notes require no principal payments until maturity and interest is paid semi-annually. On February 18, 2025, Grainger repaid in full the principal amount of $500 million for the 1.85% Senior Notes that matured in February 2025. The related interest rate swaps with a notional value of $450 million that hedged a portion of the interest rate risk related to this debt expired on February 15, 2025.

The Company incurred debt issuance costs related to the Senior Notes representing underwriting fees and other expenses. These costs were recorded as a contra-liability in Long-term debt and are being amortized over the term of the Senior Notes using the straight-line method to Interest expense – net. As of December 31, 2025 and 2024, the unamortized costs were $21 million and $22 million, respectively.

Japanese Yen Term Loans
In 2025, MonotaRO entered into ¥13 billion term loan agreements to fund the expansion of its distribution center (DC) network. The Japanese Yen term loans mature in 2035, payable in equal monthly principal installments from September 2028 through June 2035, and bear a weighted average interest rate of 1.27%.

Fair Value
The estimated fair value of the Company’s senior notes was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy.

The Company's debt instruments include affirmative and negative covenants that are usual and customary for companies with similar credit ratings and do not contain any financial performance covenants. The Company was in compliance with all debt covenants as of December 31, 2025 and 2024.

The Company's foreign subsidiaries utilize various financing sources for working capital purposes and other operating needs. These financing sources in aggregate were not material as of December 31, 2025 and 2024.

The scheduled aggregate principal payments required on the Company's indebtedness, based on the maturity dates defined within the debt arrangements, for the succeeding five years, excluding debt issuance costs and the impact of derivatives, are due as follows (in millions of dollars):

Year	Payment Amount
2026	$126
2027	—
2028	—
2029	—
2030	—
Thereafter	2,383
Total	$2,509

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

Defined Contribution Plans
A majority of the Company's U.S. team members are covered by a retirement savings plan, which provides for an automatic contribution equal to 6% of the eligible team member's total eligible compensation. The total retirement savings plan expense was $95 million, $91 million, and $85 million for 2025, 2024 and 2023, respectively.

The Company sponsors additional defined contribution plans available to certain U.S. and foreign team members for which contributions are made by the Company and participating team members. The expense associated with these defined contribution plans totaled $19 million, $20 million and $21 million for 2025, 2024 and 2023, respectively.

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

The net periodic benefits costs were valued with a measurement date of January 1 for each year and consisted of the following components (in millions of dollars):

	For the Years Ended December 31,
	2025	2024	2023
SG&A
Service cost	$2	$2	$2
Other (income) expense
Interest cost	5	5	5
Expected return on assets	(7)	(7)	(6)
Amortization of prior service credit	(6)	(9)	(10)
Amortization of unrecognized gains	(10)	(8)	(7)
Net periodic benefits	$(16)	$(17)	$(16)

Reconciliations of the beginning and ending balances of the postretirement benefit asset, which is calculated as of the December 31 measurement date, the fair value of plan assets available for benefits and the funded status of the benefit asset follow (in millions of dollars):

	2025	2024
Benefit obligation at beginning of year	$103	$114
Service cost	2	2
Interest cost	5	5
Plan participants' contributions	3	3
Actuarial (gain) loss	(24)	(12)
Benefits paid	(9)	(9)
Benefit obligation at end of year	$80	$103

Plan assets available for benefits at beginning of year	$178	$173
Actual returns on plan assets	20	11
Plan participants' contributions	3	3
Benefits paid	(9)	(9)
Plan assets available for benefits at end of year	192	178

Noncurrent postretirement benefit asset	$112	$75

The amounts recognized in AOCE consisted of the following (in millions of dollars):

	As of December 31,
	2025	2024
Prior service credit	$7	$13
Unrecognized gains	114	88
Deferred tax liability	(30)	(25)
Net accumulated gains	$91	$76

The Company has elected to amortize the amount of net unrecognized gains over a period equal to the average remaining service period for active plan participants expected to retire and receive benefits of approximately 9 years for 2025.

The postretirement benefit obligation is determined by applying the terms of the plan and actuarial models. These models include various actuarial assumptions, including discount rates, long-term rates of return on plan assets, healthcare cost trend rate, mortality and cost-sharing between the Company and the retirees. The actuarial gains recognized during the plan year are primarily related to changes in assumptions related to certain retiree coverage elections, as well as turnover and retirement rates.

The following assumptions were used to determine net periodic benefit costs as of January 1:

	For the Years Ended December 31,
	2025	2024	2023
Discount rate	5.39%	4.73%	4.92%
Expected long-term rate of return on plan assets – net of tax	4.04%	4.04%	4.04%
Initial healthcare cost trend rate (pre age 65)	6.90%	7.20%	7.50%
Ultimate healthcare cost trend rate	4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate reached	2033	2033	2033

The following assumptions were used to determine benefit obligations as of December 31:

	2025	2024	2023
Discount rate	5.25%	5.39%	4.73%
Expected long-term rate of return on plan assets – net of tax	4.04%	4.04%	4.04%
Initial healthcare cost trend rate (pre age 65)	8.50%	6.90%	7.20%
Ultimate healthcare cost trend rate	4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate reached	2034	2033	2033

The Company's investment strategy reflects the long-term nature of the plan obligation and seeks to reach a balance allocation between Fixed Income securities and Equities of approximately 85% and 15%, respectively. Current allocations may differ from targeted allocations based on investment results and other timing factors. The plan's assets are stated at fair value, which represents the net asset value of shares held by the plan in the registered investment companies at the quoted market prices (Level 1 input) or at significant other observable inputs (Level 2 input).

The plan assets available for benefits consisted of the following as of December 31 (in millions of dollars):

	2025	2024
Asset class
Level 1 inputs:
Mutual funds and exchange-traded funds	$16	$10
Level 2 Inputs:
Fixed Income:
Corporate bonds	40	48
Government and municipal debt securities	6	8
Mutual funds and exchange-traded funds	88	—
Equity funds	30	101
Plan assets	180	167
Trust assets	12	$11
Plan assets available for benefits	$192	$178

The Company forecasts the following benefit payments related to postretirement (which include a projection for expected future team member service) for the next ten years (in millions of dollars):

Year	Estimated Gross Benefit Payments
2026	$7
2027	7
2028	6
2029	6
2030	6
2031-2035	29
Total	$61

NOTE 8 - LEASES
The Company leases certain properties, buildings and equipment (including branches, warehouses, DCs and office space) under various arrangements which provide the right to use the underlying asset and require lease payments for the lease term. The Company’s lease portfolio consists mainly of operating leases that expire at various dates through 2037.

Information related to operating leases is as follows (in millions of dollars):

	As of December 31,
	2025	2024
Right-of-use assets
Operating lease right-of-use	$345	$371

Operating lease liabilities
Operating lease liability	73	78
Long-term operating lease liability	301	327
Total operating lease liabilities	$374	$405

	As of December 31,
	2025	2024
Weighted average remaining lease term	6 years	6 years
Weighted average incremental borrowing rate	2.82%	2.57%
Cash paid for operating leases	$104	$96
Right-of-use assets obtained in exchange for operating lease obligations	$69	$48

Rent expense was $106 million, $103 million and $102 million for 2025, 2024 and 2023, respectively. These amounts are net of sublease income of $3 million for 2025, and $2 million for 2024 and 2023.

The remaining maturity of existing lease liabilities as of December 31, 2025 are as follows (in millions of dollars):

Year	Operating Leases
2026	$86
2027	79
2028	71
2029	59
2030	48
Thereafter	69
Total lease payments	412
Less interest	38
Present value of lease liabilities	$374

As of December 31, 2025 and 2024, the Company's finance leases and service contracts with lease arrangements were not material. Finance leases are reported in Property, buildings and equipment – net, and as a short and long-term finance lease liability in Accrued expenses and Other non-current liabilities.

NOTE 9 - STOCK INCENTIVE PLANS
The Company maintains stock incentive plans under which the Company may grant a variety of incentive awards to team members and executives, which include restricted stock units (RSUs), performance shares and deferred stock units. As of December 31, 2025, there were 1.3 million shares available for grant under the plans. When awards are exercised or settled, shares of the Company’s treasury stock are issued.

Pretax stock-based compensation expense included in SG&A was $64 million, $62 million, and $62 million in 2025, 2024 and 2023, respectively, and was primarily comprised of RSUs. Related income tax benefits recognized in earnings were $24 million, $34 million, and $34 million in 2025, 2024 and 2023, respectively.

Restricted Stock Units
The Company awards RSUs to certain team members and executives. RSUs vest generally over periods from one to seven years from issuance. The RSU grant date fair value is based on the closing price of the Company's common stock on the last trading day preceding the date of the grant. RSU expense for the years ended December 31, 2025, 2024 and 2023 was approximately $50 million, $48 million and $43 million, respectively.

The following table summarizes RSU activity (in millions of dollars, except for share and per share amounts):

	2025		2024		2023
	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share
Beginning nonvested units	136,200	$768.64	172,984	$550.62	191,032	$409.77
Issued	59,031	993.21	57,012	1,008.98	81,174	692.02
Cancelled	(7,505)	869.44	(10,221)	701.36	(7,943)	512.31
Vested	(70,956)	684.06	(83,575)	489.57	(91,279)	384.92
Ending nonvested units	116,770	$927.09	136,200	$768.64	172,984	$550.62
Fair Value of Shares Vested	$49		$41		$35

As of December 31, 2025, there was $68 million of total unrecognized compensation expense related to nonvested RSUs the Company expects to recognize over a weighted average period of two years.

NOTE 10 - CAPITAL STOCK
The Company had no shares of preferred stock outstanding as of December 31, 2025 and 2024. The activity related to outstanding common stock and common stock held in treasury was as follows:

	2025		2024		2023
	Outstanding Common Stock	Treasury Stock	Outstanding Common Stock	Treasury Stock	Outstanding Common Stock	Treasury Stock
Balance at beginning of period	48,332,870	61,326,349	49,317,402	60,341,817	50,256,323	59,402,896
Exercise of stock options	45,618	(45,618)	113,274	(113,274)	139,189	(139,189)
Settlement of restricted stock units – net of 26,078, 39,118 and 32,800 shares retained, respectively	64,422	(64,422)	79,400	(79,400)	83,795	(83,795)
Settlement of performance share units – net of 8,596, 9,629 and 18,521 shares retained, respectively	14,380	(14,380)	15,110	(15,110)	28,135	(28,135)
Purchase of treasury shares	(1,038,509)	1,038,509	(1,192,316)	1,192,316	(1,190,040)	1,190,040
Balance at end of period	47,418,781	62,240,438	48,332,870	61,326,349	49,317,402	60,341,817

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSSES) (AOCE)
The components of AOCE consisted of the following (in millions of dollars):

	Foreign Currency Translation and Other	Defined Postretirement Benefit Plan	Other Employment-related Benefit Plans	Total	Foreign Currency Translation Attributable to Noncontrolling Interests	AOCE Attributable to W.W. Grainger, Inc.
Balance at January 1, 2024 – net of tax	$(331)	$77	$(3)	$(257)	$(85)	$(172)
Other comprehensive earnings (loss) before reclassifications – net of tax	(137)	12	—	(125)	(36)	(89)
Amounts reclassified to net earnings	—	(13)	—	(13)	—	(13)
Net current period activity	$(137)	$(1)	$—	$(138)	$(36)	$(102)
Balance at December 31, 2024 – net of tax	$(468)	$76	$(3)	$(395)	$(121)	$(274)
Other comprehensive earnings (loss) before reclassifications – net of tax	49	27	(1)	75	(1)	76
Amounts reclassified to net earnings	40	(12)	5	33	—	33
Net current period activity	$89	$15	$4	$108	$(1)	$109
Balance at December 31, 2025 – net of tax	$(379)	$91	$1	$(287)	$(122)	$(165)

NOTE 12 - INCOME TAXES
Earnings before income taxes by geographical area consisted of the following (in millions of dollars):

	For the Years Ended December 31,
	2025	2024	2023
U.S.	$2,065	$2,265	$2,211
Foreign	365	319	289
Total	$2,430	$2,584	$2,500

Income tax expense consisted of the following (in millions of dollars):

	For the Years Ended December 31,
	2025	2024	2023
Current income tax expense:
U.S. Federal	$403	$404	$431
U.S. State	86	84	100
Foreign	116	89	81
Total current	605	577	612
Deferred income tax (benefit) expense	17	18	(15)
Total income tax expense	$622	$595	$597

Income taxes paid consisted of the following (in millions of dollars):

	For the Years Ended December 31,
	2025	2024	2023
U.S. Federal taxes paid	$412	$428	$439
State and local taxes paid	87	88	102
Foreign taxes paid
Japan	85	68	57
Foreign other	26	22	17
Total income taxes paid	$610	$606	$615

The income tax effects of temporary differences that gave rise to the net deferred tax asset (liability) as of December 31, 2025 and 2024 were as follows (in millions of dollars):

	As of December 31,
	2025	2024
Deferred tax assets:
Accrued expenses	$161	$172
U.S. and foreign loss carryforwards	173	82
Accrued employment-related benefits	33	42
Tax credit carryforward	18	20
Other	38	23
Deferred tax assets	423	339
Less valuation allowance	(192)	(100)
Deferred tax assets – net of valuation allowance	$231	$239
Deferred tax liabilities:
Property, buildings, equipment and other capital assets	$(234)	$(216)
Intangibles	(55)	(55)
Inventory	(12)	(16)
Other	(13)	(14)
Deferred tax liabilities	(314)	(301)
Net deferred tax liability	$(83)	$(62)

The net deferred tax asset (liability) is classified as follows:
Noncurrent assets	$14	$15
Noncurrent liabilities (foreign)	(97)	(77)
Net deferred tax liability	$(83)	$(62)

As of December 31, 2025 and 2024, the Company had $692 million and $328 million, respectively, of gross loss carryforwards related to foreign operations and U.S. transactions. Some of the loss carryforwards may expire at various dates through 2040. The Company has recorded a valuation allowance, which represents a provision for uncertainty as to the realization of the tax benefits of these carryforwards and deferred tax assets that may not be realized.

The Company's valuation allowance changed as follows (in millions of dollars):

	For the Years Ended December 31,
	2025	2024
Balance at beginning of period	$(100)	$(93)
Increases primarily related to foreign NOLs	(3)	(8)
Releases primarily related to foreign NOLs	46	—
Foreign exchange rate changes	—	1
Decrease related to U.S. foreign tax credits	2	2
Increase related to capital loss carryforwards	(137)	(1)
Other changes – net	—	(1)
Balance at end of period	$(192)	$(100)

A reconciliation of income tax expense with federal income taxes at the statutory rate follows (in millions of dollars):

	For the Years Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Federal statutory tax rate	$510	21.0%	$543	21.0%	$525	21.0%
State and local income taxes, net of federal income tax effect(1)	67	2.8%	67	2.6%	74	3.0%
Foreign tax effects
Japan
Statutory tax rate difference between Japan and US	29	1.2%	24	0.9%	22	0.9%
Other	(4)	(0.2)%	(1)	—%	(6)	(0.3)%
Other foreign jurisdictions	33	1.4%	12	0.4%	18	0.8%
Effect of cross-border tax laws	(24)	(1.0)%	3	0.1%	(10)	(0.4)%
Tax credits	(23)	(1.0)%	(16)	(0.6)%	(12)	(0.5)%
Changes in valuation allowances	113	4.6%	(1)	—%	13	0.5%
Nontaxable or nondeductible items:
Gain/(Loss) on sale of subsidiaries(2)	(76)	(3.1)%	—	—%	(12)	(0.5)%
Other	(7)	(0.3)%	(18)	(0.7)%	(18)	(0.7)%
Changes in unrecognized tax benefits	—	—%	(22)	(0.8)%	3	0.1%
Other adjustments	4	0.2%	4	0.1%	—	—%
Effective tax rate	$622	25.6%	$595	23.0%	$597	23.9%

(1)The jurisdictions that contributed to the majority (greater than 50%) of the state and local income taxes, net of federal income tax effect include California, Illinois, Michigan, Minnesota, New York, New Jersey and New York City for each of the years presented.

(2)Reflects the divestiture of Cromwell in the fourth quarter of 2025 and E&R in the fourth quarter of 2023.

The increase to the Company's effective tax rate for the year ended December 31, 2025 was primarily due to the loss from the exit of the U.K. market, for which there was no corresponding tax benefit.

Foreign Undistributed Earnings
The Company considers foreign subsidiary undistributed earnings permanently reinvested in its foreign operations and is not recording a deferred tax liability for any foreign withholding taxes on such amounts. If at some future date the Company ceases to be permanently reinvested in its foreign subsidiaries, the Company may be subject to foreign withholding and other taxes on these undistributed earnings and may need to record a deferred tax liability for any outside basis difference in its investments in its foreign subsidiaries.

Tax Uncertainties
The Company recognizes in the financial statements a provision for tax uncertainties, resulting from application of complex tax regulations in multiple tax jurisdictions.

The changes in the liability for tax uncertainties, excluding interest, are as follows (in millions of dollars):

	For the Years Ended December 31,
	2025	2024	2023
Balance at beginning of year	$21	$42	$41
Additions for tax positions related to the current year	3	3	6
Additions for tax positions of prior years	—	—	1
Reductions for tax positions of prior years	(1)	(1)	(1)
Reductions due to statute lapse	(2)	(22)	(3)
Settlements, audit payments, refunds – net	—	(1)	(2)
Balance at end of year	$21	$21	$42

The Company classifies the liability for tax uncertainties in deferred income taxes and tax uncertainties. Included in this amount is $4 million as of December 31, 2025, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Any changes in the timing of deductibility of these items would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authorities to an earlier period. In 2025, 2024 and 2023, the changes to tax positions were primarily related to the impact of expiring statutes and current year state and local reserves.

The Company is regularly subject to examination of its federal income tax returns by the Internal Revenue Service (IRS). The IRS effectively settled an audit of the Company’s 2021 and 2022 tax years in 2025. Tax years 2023 and 2024 are open. The Company is also subject to audit by state, local and foreign taxing authorities. Tax years 2012 through 2024 remain subject to state, local and foreign audits.

NOTE 13 - SEGMENT INFORMATION
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

The CODM evaluates performance based on the results of the Company’s two reportable segments, High-Touch Solutions N.A. (HTSNA) and Endless Assortment (EA). These reportable segments align with Grainger's go-to-market strategies and bifurcated business models of high-touch solutions and endless assortment that generate sales primarily through the distribution of MRO products. The remaining businesses are classified as Other to reconcile to consolidated results. These businesses individually and in the aggregate do not meet the criteria of a reportable segment.

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

The following is a summary of segment results for the twelve months ended December 31, 2025, 2024 and 2023 (in millions of dollars):

	2025
	High-Touch Solutions N.A.	Endless Assortment	Total
Net sales(1)	$13,993	$3,625	$17,618
Reconciliation of net sales
Other net sales			324
Total company net sales			$17,942
Less:
Cost of goods sold	8,161	2,540
Other segment items(2)	3,478	740
Segment operating earnings	$2,354	$345	$2,699
Reconciliation of operating earnings
Other operating earnings			(204)
Total company operating earnings			$2,495

	2024
	High-Touch Solutions N.A.	Endless Assortment	Total
Net sales(1)	$13,720	$3,134	$16,854
Reconciliation of net sales
Other net sales			314
Total company net sales			$17,168
Less:
Cost of goods sold	7,979	2,211
Other segment items(2)	3,356	663
Segment operating earnings	$2,385	$260	$2,645
Reconciliation of operating earnings
Other operating earnings (losses)			(8)
Total company operating earnings			$2,637

	2023
	High-Touch Solutions N.A.	Endless Assortment	Total
Net sales(1)	$13,267	$2,916	$16,183
Reconciliation of net sales
Other net sales			295
Total company net sales			$16,478
Less:
Cost of goods sold	7,721	2,052
Other segment items(2)	3,212	631
Segment operating earnings	$2,334	$233	$2,567
Reconciliation of operating earnings
Other operating earnings			(2)
Total company operating earnings			$2,565

(1)Intersegment sales are recorded at values based on market prices, which creates intercompany profit sales that are eliminated within each segment to present only the impact of net sales to external customers.

(2)Other segment items for HTSNA and EA consist of selling, general and administrative expenses primarily comprised of payroll and benefits, marketing expense, depreciation, amortization and non-cash lease expense, corporate overhead expenses allocated to each segment based upon benefits received, occupancy and other miscellaneous expenses. Intersegment expenses, including fees and certain incurred costs for shared services, are also included within the amounts shown above.

The following is depreciation, amortization and non-cash lease expense (in millions of dollars):

	For the years ended December 31,
	2025	2024	2023
Depreciation, amortization and non-cash lease expense(1):
High-Touch Solutions N.A.	$245	$234	$206
Endless Assortment	77	71	63
Other	8	6	8
Total	$330	$311	$277

(1)Depreciation, amortization and non-cash lease expense presented above is related to long-lived assets, capitalized software and ROU assets. Long-lived assets consist of property, buildings and equipment.

The following is revenue by geographic location (in millions of dollars):

	For the years ended December 31,
	2025	2024	2023
Revenue by geographic location(1):
United States	$14,441	$13,947	$13,389
Japan	2,173	1,893	1,797
Canada	683	661	646
Other foreign countries	645	667	646
	$17,942	$17,168	$16,478

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

NOTE 15 - SUBSEQUENT EVENTS
On January 28, 2026, Grainger's Board of Directors declared a quarterly cash dividend of $2.26 per share of common stock, payable March 1, 2026 to shareholders of record on February 9, 2026.

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

Grainger's management assessed the effectiveness of Grainger's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment under that framework and the criteria established therein, Grainger's management concluded that Grainger's internal control over financial reporting was effective as of December 31, 2025.

Ernst & Young LLP, an independent registered public accounting firm, has audited Grainger's internal control over financial reporting as of December 31, 2025, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting
There were no changes to Grainger's internal control over financial reporting for the quarter ending December 31, 2025 that have materially affected, or are reasonably likely to materially affect, Grainger's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
W.W. Grainger, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited W.W. Grainger, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, W.W. Grainger, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois
February 19, 2026

Item 9B: Other Information
On December 23, 2025, Deidra Merriwether, Grainger’s Senior Vice President and Chief Financial Officer, adopted a written plan for the (i) exercise of options and sale of shares received, and (ii) sale of shares received pursuant to the vesting of equity awards on April 1, 2026. The plan covers an aggregate of 2,339 options and excludes shares withheld by the financial advisor to satisfy transaction costs and income tax withholding obligations in connection with the net settlement of the options and the underlying shares. The number of shares subject to the plan upon the vesting of equity awards, which excludes shares withheld by the Company to satisfy income tax withholding obligations in connection with the net settlement of the respective equity award, consists of 1,313 shares and shares issued upon the vesting of performance share units, the number of which will be determined based on the achievement of applicable performance conditions. The plan is a multi-trade plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and will expire on December 31, 2026, or earlier if all shares subject to the plan have been sold.

None of the Company's other directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended December 31, 2025.

Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 29, 2026, under the captions “Board Qualifications, Attributes, Skills and Background,” “Annual Election of Directors,” “Candidates for Board Membership,” “Director Nominees’ Experience and Qualifications,” “Audit Committee,” “Board Affairs and Nominating Committee,” and “Delinquent Section 16 Reports.” Information required by this item regarding executive officers of Grainger is set forth in Part I, Item 1, under the caption “Information about our Executive Officers.”

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

Item 11: Executive Compensation
The information required by this item is incorporated by reference to Grainger’s proxy statement relating to the annual meeting of shareholders to be held April 29, 2026, under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee of the Board,” “Report of the Compensation Committee of the Board,” and “CEO Pay Ratio.”

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 29, 2026, under the captions “Ownership of Grainger Stock” and “Equity Compensation Plans.”

Item 13: Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 29, 2026, under the captions “Director Independence,” “Annual Election of Directors” and “Transactions with Related Persons.”

Item 14: Principal Accountant Fees and Services
The information required by this item is incorporated by reference to Grainger's proxy statement relating to the annual meeting of shareholders to be held April 29, 2026, under the caption “Audit Fees and Audit Committee Pre-Approval Policies and Procedures.”

PART IV

Item 15: Exhibits and Financial Statements Schedules
(a) Documents filed as part of this Form 10-K
(1) All Financial Statements

(2) Financial Statement Schedules: the schedules listed in Rule 5-04 of Regulation S-X have been omitted because they are either not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3) Exhibits Required by Item 601 of Regulation S-K

EXHIBIT INDEX
EXHIBIT NO.	DESCRIPTION
3.1	Restated Articles of Incorporation of W.W. Grainger, Inc., as Amended, incorporated by reference to Exhibit 3.1 to W.W. Grainger, Inc.'s Current Report on Form 8-K dated May 15, 2025.
3.2	By-laws of W.W. Grainger, Inc.**
4.1	Indenture, dated as of June 11, 2015, between W.W. Grainger, Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated June 11, 2015.
4.2	First Supplemental Indenture, dated as of June 11, 2015, between W.W. Grainger, Inc. and U.S. Bank National Association, as trustee, and Form of 4.60% Senior Notes due 2045, incorporated by reference to Exhibit 4.2 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated June 11, 2015.
4.3	Second Supplemental Indenture, dated as of May 16, 2016, between W.W. Grainger, Inc., and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated May 16, 2016.
4.4	Third Supplemental Indenture, dated as of May 22, 2017, between W.W. Grainger, Inc., and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated May 22, 2017.
4.5	Form of 3.75% Senior Notes due 2046 (included in Exhibit 4.3), incorporated by reference to Exhibit 4.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated May 16, 2016.
4.6	Form of 4.20% Senior Notes due 2047 (included in Exhibit 4.4), incorporated by reference to Exhibit 4.1 to W.W. Grainger, Inc.’s Current Report on Form 8-K dated May 22, 2017.
4.7	Description of Registrant's Securities Pursuant to Section 12 of the Securities Exchange Act of 1934, dated as of December 31, 2025.**
4.8	Fifth Supplemental Indenture, dated as of September 12, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee (including Form of Note), incorporated by reference to Exhibit 4.1 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.
10.1	Form of Indemnification Agreement between W.W. Grainger, Inc. and each of its directors and certain of its executive officers, incorporated by reference to Exhibit 10(b)(i) to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.*

10.2	Frozen Executive Death Benefit Plan, as amended, incorporated by reference to Exhibit 10(b)(v) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.*
10.3	First amendment to the Frozen Executive Death Benefit Plan, incorporated by reference to Exhibit 10(b)(v)(1) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.*
10.4	Second amendment to the Frozen Executive Death Benefit Plan, incorporated by reference to Exhibit 10(b)(iv)(2) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.*
10.5	Supplemental Profit Sharing Plan, as amended, incorporated by reference to Exhibit 10(viii) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003.*
10.6	Supplemental Profit Sharing Plan II, as amended, incorporated by reference to Exhibit 10(b)(ix) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.*
10.7	Voluntary Salary and Incentive Deferral Plan, as amended, incorporated by reference to Exhibit 10(b)(xi) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.*
10.8	Summary Description of the Directors Compensation Program, incorporated by reference to Exhibit 10.8 to W.W. Grainger, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024.*
10.9	2010 Incentive Plan, incorporated by reference to Appendix B of W.W. Grainger, Inc.’s Proxy Statement dated March 12, 2010.*
10.10	Summary Description of the Company Management Incentive Program, incorporated by reference to Exhibit 10.3 to W.W. Grainger, Inc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.*
10.11	Incentive Program Recoupment Agreement, incorporated by reference to Exhibit 10(b)(xxv) to W.W. Grainger, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.*
10.12	W.W. Grainger, Inc. 2015 Incentive Plan, incorporated by reference to Exhibit B of W.W. Grainger, Inc.’s Proxy Statement dated March 13, 2015.*
10.13	First Amendment to the W.W. Grainger, Inc. 2015 Incentive Plan, incorporated by reference to 10.1 of W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*
10.14	W.W. Grainger, Inc. 2015 Incentive Plan as Amended and Restated Effective October 31, 2018, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.*
10.15	Form of Stock Option Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.*
10.16	Form of Stock Option Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.2 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*
10.17	Form of Restricted Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.3 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*
10.18	Form of 2017 Performance Share Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.4 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*
10.19	Form of 2018 W.W. Grainger, Inc. 2015 Incentive Plan Stock Option Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.3 to W.W. Grainger, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.*
10.20	Form of 2018 W.W. Grainger, Inc. 2015 Incentive Plan Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.4 to W.W. Grainger, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.*
10.21	Form of 2018 W.W. Grainger, Inc. 2015 Incentive Plan Performance Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.5 to W.W. Grainger, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.*
10.22	Form of 2019 W.W. Grainger, Inc. 2015 Stock Incentive Plan Stock Option Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*

10.23	Form of 2019 W.W. Grainger, Inc. 2015 Stock Incentive Plan Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.2 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*
10.24	Form of 2019 W.W. Grainger, Inc. 2015 Stock Incentive Plan Performance Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.3 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.*
10.25	Form of 2020 W.W. Grainger, Inc. 2015 Incentive Plan Restricted Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.*
10.26	Form of 2020 W.W. Grainger, Inc. 2015 Incentive Plan Performance Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.2 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.*
10.27
2022 Form of W.W. Grainger, Inc. 2015 Incentive Plan Performance Stock Unit Agreement between W.W. Grainger, Inc. and certain of its executive officers incorporated by reference to Exhibit 10.35 to W.W. Grainger, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021.*

10.28	2022 Form of W.W. Grainger, Inc. 2022 Incentive Plan Restricted Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.*
10.29	2022 Form of W.W. Grainger, Inc. 2022 Incentive Plan Performance Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.2 to W.W. Grainger, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.*
10.30	W.W. Grainger, Inc. 2022 Incentive Plan, incorporated by reference to Appendix C of the Company's Definitive Proxy Statement on Schedule 14A filed on March 17, 2022.*
10.31	2023 Form of W.W. Grainger, Inc. 2022 Incentive Plan Restricted Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.41 to W.W. Grainger, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022.*
10.32	2023 Form of W.W. Grainger, Inc. 2022 Incentive Plan Performance Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.42 to W.W. Grainger, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022.*
10.33	Shareholder Agreement, Dated as of February 17, 2023, by and among W.W. Grainger, Inc. and MonotaRO Co., Ltd., incorporated by reference to Exhibit 10.43 to W.W. Grainger, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022.*
10.34	Credit Agreement dated as of October 11, 2023, by and among W.W. Grainger, Inc. the lenders party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc.'s Current Report on Form 8-K filed on October 12, 2023.
10.35	2024 Form of W.W. Grainger, Inc. 2022 Incentive Plan Restricted Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.*
10.36	2024 Form of W.W. Grainger, Inc. 2022 Incentive Plan Performance Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.2 to W.W. Grainger, Inc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.*
10.37	2024 Form of Confidentiality, Invention Assignment, Non-Competition and Non-Solicitation Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.3 to W.W. Grainger, Inc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.*
10.38	2025 Form of W.W. Grainger, Inc. 2022 Incentive Plan Restricted Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.*

10.39	2025 Form of W.W. Grainger, Inc. 2022 Incentive Plan Performance Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers, incorporated by reference to Exhibit 10.2 to W.W. Grainger, Inc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.*
10.40	Letter of Understanding between W.W. Grainger, Inc. and Susan Slavik Williams, incorporated by reference to Exhibit 10.4 to W.W. Grainger, Inc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.*
10.41	W.W. Grainger, Inc. Executive Severance Plan (effective December 31, 2025), incorporated by reference to Exhibit 10.1 to W.W. Grainger, Inc's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.*
10.42	W.W. Grainger, Inc. Executive Change in Control Severance Plan (effective December 31, 2025), incorporated by reference to Exhibit 10.2 to W.W. Grainger, Inc's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.*
19	Insider Trading Policy**
21	Subsidiaries of Grainger**
23	Consent of Independent Registered Public Accounting Firm.**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
97	W.W. Grainger, Inc. Financial Statement Executive Compensation Recoupment Policy (effective October 25, 2023), incorporated by reference to Exhibit 97 to W.W. Grainger, Inc's Annual Report on Form 10-K for the year ended December 31, 2023.
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).**

(*) Management contract or compensatory plan or arrangement.
(**) Filed herewith.
(***) Furnished herewith.

Item 16: Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: February 19, 2026

W.W. GRAINGER, INC.

By:	/s/ D.G. Macpherson
D.G. Macpherson
Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 19, 2026, in the capacities indicated.

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