Form 10-Q
period 2026-03-31
W.W. GRAINGER, INC.
filed 2026-05-07
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Yes ☐  No ☒

There were 47,213,119 shares of the Company’s Common Stock outstanding as of April 30, 2026.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions of dollars and shares, except for per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net sales	$4,742	$4,306
Cost of goods sold	2,846	2,596
Gross profit	1,896	1,710
Selling, general and administrative expenses	1,103	1,038
Operating earnings	793	672
Other expense (income):
Interest expense – net	21	21
Other – net	(3)	(6)
Total other expense – net	18	15
Earnings before income taxes	775	657
Income tax provision	194	157
Net earnings	581	500
Less net earnings attributable to noncontrolling interest	26	21
Net earnings attributable to W.W. Grainger, Inc.	$555	$479
Earnings per share:
Basic	$11.67	$9.88
Diluted	$11.65	$9.86
Weighted average number of shares outstanding:
Basic	47.3	48.2
Diluted	47.4	48.3

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net earnings	$581	$500
Other comprehensive earnings (losses):
Foreign currency translation adjustments	(19)	38
Postretirement benefit plan losses – net of tax benefit of $1 and $1	(2)	(2)
Total other comprehensive earnings (losses)	(21)	36
Comprehensive earnings – net of tax	560	536
Less comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	26	21
Foreign currency translation adjustments	(5)	17
Total comprehensive earnings (losses) attributable to noncontrolling interest	21	38
Comprehensive earnings attributable to W.W. Grainger, Inc.	$539	$498

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except for share and per share amounts)

	As of
Assets	(Unaudited) March 31, 2026	December 31, 2025
Current assets
Cash and cash equivalents	$695	$585
Accounts receivable (less allowance for credit losses of $32 and $32)	2,627	2,329
Inventories – net	2,385	2,394
Prepaid expenses and other current assets	200	176
Total current assets	5,907	5,484
Property, buildings and equipment – net	2,359	2,268
Goodwill	358	360
Intangibles – net	268	265
Operating lease right-of-use	342	345
Other assets	239	240
Total assets	$9,473	$8,962

Liabilities and shareholders' equity
Current liabilities
Current maturities	$2	$126
Trade accounts payable	1,220	963
Accrued compensation and benefits	285	343
Operating lease liability	71	73
Accrued expenses	423	386
Income taxes payable	198	49
Total current liabilities	2,199	1,940
Long-term debt	2,409	2,362
Long-term operating lease liability	299	301
Deferred income taxes and tax uncertainties	128	121
Other non-current liabilities	95	97
Shareholders' equity
Cumulative preferred stock – $5 par value – 12,000,000 shares authorized; none issued or outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; 109,659,219 shares issued	55	55
Additional contributed capital	1,448	1,446
Retained earnings	15,405	14,958
Accumulated other comprehensive losses	(181)	(165)
Treasury stock, at cost – 62,432,376 and 62,240,438 shares, respectively	(12,797)	(12,558)
Total W.W. Grainger, Inc. shareholders’ equity	3,930	3,736
Noncontrolling interest	413	405
Total shareholders' equity	4,343	4,141
Total liabilities and shareholders' equity	$9,473	$8,962

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net earnings	$581	$500
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses	6	7
Deferred income taxes and tax uncertainties	8	(4)
Depreciation and amortization	62	61
Non-cash lease expense	20	20
Stock-based compensation	14	12
Change in operating assets and liabilities:
Accounts receivable	(303)	(128)
Inventories	5	6
Prepaid expenses and other assets	(50)	(19)
Trade accounts payable	253	154
Operating lease liabilities	(24)	(25)
Accrued liabilities	(5)	(42)
Income taxes – net	173	106
Other non-current liabilities	(1)	(2)
Net cash provided by operating activities	739	646
Cash flows from investing activities:
Capital expenditures	(170)	(125)
Other – net	(8)	—
Net cash used in investing activities	(178)	(125)
Cash flows from financing activities:
Short-term borrowings (repayments), original maturities of 90 days or less, net	(125)	—
Proceeds from debt	50	1
Payments of debt	(1)	(502)
Proceeds from stock options exercised	6	2
Payments for employee taxes withheld from stock awards	(5)	(3)
Purchases of treasury stock	(237)	(281)
Purchases of noncontrolling interests	(25)	—
Cash dividends paid	(108)	(115)
Other – net	(1)	—
Net cash used in financing activities	(446)	(898)
Exchange rate effect on cash and cash equivalents	(5)	7
Net change in cash and cash equivalents	110	(370)
Cash and cash equivalents at beginning of year	585	1,036
Cash and cash equivalents at end of period	$695	$666
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

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)
(Unaudited)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2026	$55	$1,446	$14,958	$(165)	$(12,558)	$405	$4,141
Stock-based compensation	—	14	—	—	1	—	15
Purchases of treasury stock	—	—	—	—	(240)	—	(240)
Transactions with noncontrolling interests, net	—	(12)	—	—	—	(13)	(25)
Net earnings	—	—	555	—	—	26	581
Other comprehensive earnings (losses)	—	—	—	(16)	—	(5)	(21)
Cash dividends paid ($2.26 per share)	—	—	(108)	—	—	—	(108)
Balance at March 31, 2026	$55	$1,448	$15,405	$(181)	$(12,797)	$413	$4,343

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
W.W. Grainger, Inc. is a broad line distributor of maintenance, repair and operating (MRO) products and services with operations primarily in North America (N.A.) and Japan. In the fourth quarter of 2025, Grainger exited the United Kingdom (U.K.) market by completing the sale of the Cromwell business and closing the Zoro U.K. business. In this report, the words “Grainger” or “Company” mean W.W. Grainger, Inc. and its subsidiaries, except where the context makes it clear that the reference is only to W.W. Grainger, Inc. itself and not its subsidiaries.

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

The Condensed Consolidated Balance Sheet at December 31, 2025, has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2026 (2025 Form 10-K).

There were no material changes to the Company’s significant accounting policies from those disclosed in Note 1 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data in the Company's 2025 Form 10-K.

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

The following table presents the Company's percentage of revenue by reportable segment and customer industry:

	Three Months Ended March 31,
	2026			2025
Customer Industry(1)	High-Touch Solutions N.A.	Endless Assortment	Total Company	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)
Manufacturing	31%	29%	30%	31%	30%	31%
Government	18%	3%	15%	18%	3%	15%
Wholesale	7%	18%	10%	7%	19%	10%
Commercial Services	7%	12%	8%	7%	12%	8%
Contractors	6%	12%	7%	5%	12%	6%
Healthcare	8%	2%	6%	8%	1%	6%
Retail	4%	4%	4%	4%	4%	4%
Transportation	4%	2%	4%	4%	2%	4%
Utilities	3%	2%	3%	3%	2%	3%
Warehousing	2%	1%	2%	3%	—%	2%
Other(3)	10%	15%	11%	10%	15%	11%
Total net sales	100%	100%	100%	100%	100%	100%
Percent of total company revenue	79%	21%	100%	79%	19%	100%

(1)Customer industry results for the three months ended March 31, 2026 and 2025 primarily use the North American Industry Classification System (NAICS). As customers' businesses evolve, industry classifications may change. When these changes occur, Grainger does not recast the customer classification for prior periods as the industry used in the prior period was appropriate at the point-in-time. As a result, year-over-year changes may be impacted.

(2)Total Company includes other businesses, which included the Cromwell business through the date of divestiture in the fourth quarter of 2025. For further details on the sale, see Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data in the Company’s 2025 Form 10-K. Other businesses accounted for approximately 2% of total Company revenue for the three months ended March 31, 2025.

(3)Other primarily includes revenue from industries and customers that are not material individually, including hospitality, restaurants, property management and natural resources.

Total accrued sales incentives are recorded in Accrued expenses and were approximately $116 million and $115 million as of March 31, 2026 and December 31, 2025, respectively.

The Company did not have any material unsatisfied performance obligations, contract assets or liabilities as of March 31, 2026 and December 31, 2025.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3 - PROPERTY, BUILDINGS AND EQUIPMENT
Property, buildings and equipment consisted of the following (in millions of dollars):

	As of
	March 31, 2026	December 31, 2025
Land and land improvements	$551	$551
Building, structures and improvements	1,943	1,883
Furniture, fixtures, machinery and equipment	2,132	2,066
Property, buildings and equipment	4,626	4,500
Less accumulated depreciation	2,267	2,232
Property, buildings and equipment – net	$2,359	$2,268

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS
The Company did not identify any significant events or changes in circumstances that indicated the existence of impairment indicators during the three months ended March 31, 2026. As such, quantitative assessments were not required.

The balances and changes in the carrying amount of goodwill by segment are as follows (in millions of dollars):

	High-Touch Solutions N.A.	Endless Assortment	Total
Balance at January 1, 2025	$306	$49	$355
Translation	5	—	5
Balance at December 31, 2025	311	49	360
Translation	(1)	(1)	(2)
Balance at March 31, 2026	$310	$48	$358
No goodwill impairment was recorded for the three months ended March 31, 2026 and 2025.

The balances and changes in intangible assets – net are as follows (in millions of dollars):

		As of
		March 31, 2026			December 31, 2025
	Weighted average life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer lists and relationships	10.7 years	$163	$158	$5	$163	$157	$6
Trademarks, trade names and other	16.5 years	20	17	3	20	17	3
Non-amortized trade names and other	Indefinite	18	—	18	19	—	19
Capitalized software	4.5 years	844	602	242	821	584	237
Total intangible assets	5.7 years	$1,045	$777	$268	$1,023	$758	$265

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5 - DEBT
Total debt, including long-term and current maturities, consisted of the following (in millions of dollars):

	As of
	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.60% senior notes due 2045	$1,000	$890	$1,000	$904
4.45% senior notes due 2034	500	493	500	496
3.75% senior notes due 2046	400	331	400	338
4.20% senior notes due 2047	400	311	400	317
Japanese Yen term loans	129	129	83	83
Debt issuance costs – net of amortization and other	(20)	(20)	(21)	(21)
Long-term debt	2,409	2,134	2,362	2,117
Commercial paper and other	2	2	126	126
Current maturities	2	2	126	126
Total debt	$2,411	$2,136	$2,488	$2,243

Senior Notes
Between 2015 and 2024, Grainger issued $2.3 billion in unsecured debt (Senior Notes), net of the $500 million principal repayment for the 1.85% Senior Notes that matured in February 2025, primarily to provide flexibility in funding general working capital needs, share repurchases and long-term cash requirements. The Senior Notes require no principal payments until maturity and interest is paid semi-annually.

The Company incurred debt issuance costs related to its Senior Notes, representing underwriting fees and other expenses. These costs were recorded as a contra-liability in Long-term debt and are being amortized over the term of the Senior Notes using the straight-line method to Interest expense – net. As of March 31, 2026 and December 31, 2025, the cumulative unamortized costs were $20 million and $21 million, respectively.

Japanese Yen Term Loans
In 2026 and 2025, MonotaRO entered into ¥7.5 billion and ¥13 billion, respectively, term loan agreements to fund the expansion of its distribution center (DC) network. The Japanese Yen term loans mature in 2035, payable in equal monthly principal installments from September 2028 through June 2035. The weighted average interest rates on the 2026 and 2025 term loans are 1.74% and 1.27%, respectively.

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

The operating and reportable segments reflect the way the chief operating decision maker (CODM) evaluates the business. All expenses directly attributable to each reportable segment are included in the operating results for each segment. The CODM is not regularly provided and does not evaluate the segments using total asset or capital expenditure information and it is therefore not disclosed. For further discussion on the CODM, see Note 13 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data in the Company’s 2025 Form 10-K.

The following is a summary of segment results (in millions of dollars):

	Three Months Ended March 31,
	2026			2025
	High-Touch Solutions N.A.	Endless Assortment	Total	High-Touch Solutions N.A.	Endless Assortment	Total
Net sales(1)	$3,752	$990	$4,742	$3,397	$828	$4,225
Reconciliation of net sales
Other net sales			—			81
Total company net sales			$4,742			$4,306
Less:
Cost of goods sold	2,153	693		1,958	583
Other segment items(2)	911	192		839	173
Segment operating earnings	$688	$105	$793	$600	$72	$672
Reconciliation of operating earnings
Other operating earnings			—			—
Total company operating earnings			$793			$672

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

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following is depreciation, amortization and non-cash lease expense (in millions of dollars):

	Three Months Ended March 31,
	2026	2025
Depreciation, amortization and non-cash lease expense(1):
High-Touch Solutions N.A.	$65	$58
Endless Assortment	15	19
Other	—	2
Total	$80	$79

(1)Depreciation, amortization and non-cash lease expense presented above is related to long-lived assets, capitalized software and right-of-use assets. Long-lived assets consist of property, buildings and equipment.

The following is revenue by geographic location (in millions of dollars):

	Three Months Ended March 31,
	2026	2025
Revenue by geographic location(1):
United States	$3,882	$3,504
Japan	589	480
Canada	194	162
Other foreign countries	77	160
	$4,742	$4,306

(1)Revenue presented above is attributed to the destination country where the customer is located.

The Company is a broad line distributor of MRO products. Products are regularly added and removed from the Company's inventory assortment. Accordingly, it would be impractical to provide sales information by product category due to the way the business is managed, and the dynamic nature of the inventory offered, including the evolving list of products stocked and additional products available online but not stocked. For further information regarding the Company's sales by segment and customer industry, see Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1: Financial Statements of this Form 10-Q.

NOTE 7 - CONTINGENCIES AND LEGAL MATTERS
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

NOTE 8 - SUBSEQUENT EVENTS
On April 29, 2026, the Company’s Board of Directors declared a quarterly dividend of $2.49 per share, payable June 1, 2026, to shareholders of record on May 11, 2026.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of W.W. Grainger, Inc. (Grainger or Company) as it is viewed by management of the Company. The following discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended December 31, 2025 included in the Company's 2025 Form 10-K and the Condensed Consolidated Financial Statements and accompanying notes included in Part I, Item 1: Financial Statements of this Form 10-Q.

Percentage figures included in this section have not been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in the Company's Condensed Consolidated Financial Statements or in the associated text.

Overview
Grainger is a broad line distributor of maintenance, repair and operating (MRO) products and services with operations primarily in North America and Japan. In the fourth quarter of 2025, Grainger exited the U.K. market by completing the sale of the Cromwell business and closing the Zoro U.K. business. Grainger uses a combination of its high-touch solutions and endless assortment businesses to serve its customers worldwide, which rely on Grainger for products and services that enable them to run safe, sustainable and productive operations.

Strategic Priorities
For a discussion of the Company’s strategic priorities for 2026, see Part 1, Item 1: Business and Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2025 Form 10-K.

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

The Company is actively monitoring economic conditions in the U.S. and key international markets, including the continued uncertainty regarding evolving tariff and trade policies, changes in interest rates, foreign currency exchange rate fluctuations, inflationary pressures, and the risk of a global or regional economic recession. Although the precise timing and magnitude of these factors remains uncertain, the Company believes its strategy is well positioned to navigate a range of outcomes. The Company continues to evaluate the impact of evolving tariff and trade policies, including potential changes in product sourcing strategies, cost management and customer pricing, and has implemented various strategies designed to mitigate certain adverse effects of changing inflationary conditions and challenges in our supply chain, while striving to maintain market competitiveness.

Historically, the Company's broad and diverse customer base and the generally nondiscretionary nature of its products have provided a degree of resilience during periods of economic contraction in the industrial MRO market. The full extent and impact of ongoing macroeconomic conditions, including recent, heightened regional military conflict, unprecedented tariff-related developments and shifting government budget policies and priorities at the municipal, state, and national levels, remain uncertain and cannot be predicted at this time, but may affect the Company’s operations, business, financial condition and results of operations.

For further discussion of the Company's risks and uncertainties, see Part I, Item 1A: Risk Factors in the Company’s 2025 Form 10-K.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Results of Operations –Three Months Ended March 31, 2026
In this section, Grainger utilizes non-GAAP measures where it believes it will assist users of its financial statements in understanding its business. For further information regarding the Company's non-GAAP measures, including reconciliations to the most directly comparable GAAP measures, see below "Non-GAAP Measures."

The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings for the three months ended March 31, 2026 and 2025 (in millions of dollars except per share amounts):

	Three Months Ended March 31,
			% Change	% of Net Sales
	2026	2025		2026	2025
Net sales(1)	$4,742	$4,306	10.1%	100.0%	100.0%
Cost of goods sold	2,846	2,596	9.6	60.0	60.3
Gross profit	1,896	1,710	10.9	40.0	39.7
Selling, general and administrative expenses	1,103	1,038	6.3	23.3	24.1
Operating earnings	793	672	18.0	16.7	15.6
Other expense – net	18	15	20.0	0.4	0.4
Income tax provision	194	157	23.6	4.1	3.6
Net earnings	581	500	16.2	12.2	11.6
Noncontrolling interest	26	21	23.8	0.5	0.5
Net earnings attributable to W.W. Grainger, Inc.	$555	$479	15.9	11.7%	11.1%
Diluted earnings per share	$11.65	$9.86	18.2%

(1)For further information regarding the Company's disaggregated revenue, see Note 2 of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1: Financial Statements of this Form 10-Q.

The following table is included as an aid to understanding the changes of Grainger's total net sales, daily net sales and daily, organic constant currency net sales compared to the prior year period for the three months ended March 31, 2026 and 2025 (in millions of dollars):

	Three Months Ended March 31,
	2026	% Change(1)	2025	% Change(1)
Net sales	$4,742	10.1%	$4,306	1.7%

Daily net sales(2)	$75.3	10.1%	$69.4	3.3%

Daily, organic constant currency net sales(2)	$76.6	12.2%	$70.1	4.4%

(1)Calculated on the basis of prior year net sales for the three months ended March 31, 2026 and 2025.
(2)Daily net sales are adjusted for the difference in U.S. selling days relative to the prior year period. There were 63 sales days in the three months ended March 31, 2026 and 2025. Daily, organic constant currency net sales are also adjusted to exclude the impact on net sales due to year-over-year changes in foreign currency exchange rates and the net sales results of the divested and closed businesses in the prior year period on a daily basis. For further information regarding the Company's non-GAAP measures, including reconciliations to the most directly comparable GAAP measures, see below "Non-GAAP Measures."

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Net sales of $4,742 million for the three months ended March 31, 2026 increased $436 million, or 10%, and on a daily, organic constant currency basis, net sales increased 12% compared to the same period in 2025. Both High-Touch Solutions N.A. and the Endless Assortment segment contributed to sales growth in the first quarter of 2026. For further discussion on the Company's net sales, see the Segment Analysis section below.

Gross profit of $1,896 million for the three months ended March 31, 2026 increased $186 million, or 11%, and gross profit margin of 40.0% increased 30 basis points compared to the same period in 2025. For further discussion on the Company's gross profit, see the Segment Analysis section below.

Selling, general and administrative (SG&A) expenses of $1,103 million for the three months ended March 31, 2026 increased $65 million, or 6%, compared to the same period in 2025. The increase was due to higher payroll and benefit expenses in the first quarter of 2026 partially offset by a benefit related to the exit from the U.K. market in the fourth quarter of 2025.

Operating earnings of $793 million for the three months ended March 31, 2026 increased $121 million, or 18%, compared to the same period in 2025.

Income tax expense of $194 million for the three months ended March 31, 2026 increased $37 million compared to the same period in 2025. Grainger's effective tax rates were 25.1% and 23.9% for the three months ended March 31, 2026 and 2025, respectively. The Company's effective tax rate increase was primarily due to decreased tax credit activity in the current year period and the impact of tax legislation effective in 2026.

Diluted earnings per share was $11.65 for the three months ended March 31, 2026, an increase of 18% compared to $9.86 for the same period in 2025.

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

High-Touch Solutions N.A.
The following table shows reported segment results (in millions of dollars):

	Three Months Ended March 31,
	2026	2025	% Change
Net sales	$3,752	$3,397	10.5%

Gross profit	$1,599	$1,439	11.1%
Selling, general and administrative expenses	911	839	8.6%
Operating earnings	$688	$600	14.7%

Net sales of $3,752 million for the three months ended March 31, 2026 increased $355 million, or 11%, and on a daily, constant currency basis increased 10% compared to the same period in 2025. The increase was due to equal contribution of 5% for both volume and price.

Gross profit of $1,599 million for the three months ended March 31, 2026 increased $160 million, or 11%, and gross profit margin of 42.6% increased 20 basis points compared to the same period in 2025.

SG&A expenses of $911 million for the three months ended March 31, 2026 increased $72 million, or 9%, compared to the same period in 2025. The increase was primarily due to higher payroll and benefit expenses.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Operating earnings of $688 million for the three months ended March 31, 2026 increased $88 million, or 15%, compared to the same period in 2025.

Endless Assortment
The following table shows reported segment results (in millions of dollars):

	Three Months Ended March 31,
	2026	2025	% Change
Net sales	$990	$828	19.6%

Gross profit	$297	$245	21.2%
Selling, general and administrative expenses	192	173	11.0%
Operating earnings	$105	$72	45.8%

Net sales of $990 million for the three months ended March 31, 2026 increased $162 million, or 20%, and on a daily, organic constant currency basis increased 22% compared to the same period in 2025. The increase was due to repeat business for the segment and enterprise customer growth at MonotaRO.

Gross profit of $297 million for the three months ended March 31, 2026 increased $52 million, or 21%, and gross profit margin of 30.0% increased 40 basis points compared to the same period in 2025.

SG&A expenses of $192 million for the three months ended March 31, 2026 increased $19 million, or 11%, compared to the same period in 2025. The increase was primarily due to higher marketing and payroll and benefit expenses.

Operating earnings of $105 million for the three months ended March 31, 2026 increased $33 million, or 46%, compared to the same period in 2025.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Measures
Grainger utilizes non-GAAP measures where it believes it will assist users of its financial statements in understanding its business. Non-GAAP measures exclude certain items affecting comparability that can affect the year-over-year assessment of operating results and other one-time items that do not directly reflect ongoing operating results. The Company adjusts its reported net sales when there are differences in the number of U.S. selling days relative to the prior year period and also excludes the impact on reported net sales due to changes in foreign currency exchange rates and results of certain divested or closed businesses. This includes the net sales results of the divested Cromwell business and closed Zoro U.K. business, within Other and Endless Assortment, respectively, announced in the third quarter of 2025 and completed in the fourth quarter of 2025. Adjusted results, including adjusted SG&A, adjusted operating earnings, adjusted net earnings and adjusted diluted EPS exclude certain non-recurring items, including restructuring charges, asset impairments, gains and losses associated with business divestitures or closures and other non-recurring, infrequent or unusual gains and losses from the Company’s most directly comparable reported U.S. generally accepted accounting principles (GAAP) results. The Company believes its non-GAAP measures provide meaningful information to assist investors in understanding financial results and assessing prospects for future performance as they provide a better baseline for analyzing the ongoing performance of its businesses by excluding items that may not be indicative of core operating results. Grainger’s non-GAAP financial measures should be considered in addition to, and not as a replacement for or as a superior measure to, its most directly comparable GAAP measures and may not be comparable to similarly titled measures reported by other companies.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following tables provide reconciliations of reported net sales growth compared to the prior year period in accordance with GAAP to the Company's non-GAAP measures daily net sales and daily, organic constant currency net sales for the three months ended March 31, 2026 and 2025 (in millions of dollars):

	Three Months Ended March 31,
	High-Touch Solutions N.A.		Endless Assortment		Total Company(1)
	2026	% Change(2)	2026	% Change(2)	2026	% Change(2)
Reported net sales	$3,752	10.5%	$990	19.6%	$4,742	10.1%

Daily impact(3)	—	—	—	—	—	—
Daily net sales	59.6	10.5	15.7	19.6	75.3	10.1
Foreign currency exchange(4)	(0.3)	(0.5)	0.1	0.9	(0.1)	(0.2)
Business divestiture(5)	—	—	0.1	1.4	1.4	2.3
Daily, organic constant currency net sales	$59.3	10.0%	$15.9	21.9%	$76.6	12.2%

	2025	% Change(2)	2025	% Change(2)	2025	% Change(2)
Reported net sales	$3,397	(0.2)%	$828	10.3%	$4,306	1.7%

Daily impact(3)	0.9	1.5	0.2	1.7	1.1	1.6
Daily net sales	54.8	1.3	13.4	12.0	69.4	3.3
Foreign currency exchange(4)	0.3	0.6	0.3	3.3	0.7	1.1
Business divestiture(5)	—	—	—	—	—	—
Daily, organic constant currency net sales	$55.1	1.9%	$13.7	15.3%	$70.1	4.4%

(1)Total Company includes other businesses, which included the Cromwell business through the date of divestiture in the fourth quarter of 2025. Grainger's businesses reported in Other do not meet the criteria of a reportable segment.

(2)Compared to net sales in the prior year period.
(3)Excludes the impact on net sales due to the difference in U.S. selling days relative to the prior year period on a daily basis. There were 63 sales days in the three months ended March 31, 2026 and 2025.

(4)Excludes the impact on net sales due to year-over-year changes in foreign currency exchange rates on a daily basis.
(5)Excludes the net sales results of the divested Cromwell business and closed Zoro U.K. business, announced in the third quarter of 2025 and completed in the fourth quarter of 2025, in the prior year period on a daily basis. There was no business divestiture impact for the three months ended March 31, 2025 compared to the prior year period on a daily basis.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
Grainger believes its current balances of cash and cash equivalents, marketable securities, and availability under its revolving credit facility, which supports the Company's commercial paper program, will be sufficient to meet its liquidity needs for the next twelve months. The Company expects to continue to invest in its business and return excess cash to shareholders through cash dividends and share repurchases, which it plans to fund through cash flows generated from operations. Grainger also maintains access to capital markets and may issue debt or equity securities from time to time, which may provide an additional source of liquidity.

Cash and Cash Equivalents
As of March 31, 2026 and December 31, 2025, Grainger had cash and cash equivalents of $695 million and $585 million, respectively. The Company had approximately $1.9 billion in available liquidity as of March 31, 2026.

Cash Flows
The following table shows the Company's cash flow activity for the periods presented (in millions of dollars):

	Three Months Ended March 31,
	2026	2025
Total cash provided by (used in):
Operating activities	$739	$646
Investing activities	(178)	(125)
Financing activities	(446)	(898)
Effect of exchange rate changes on cash and cash equivalents	(5)	7
Increase (decrease) in cash and cash equivalents	$110	$(370)

Net cash provided by operating activities was $739 million and $646 million for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to higher net earnings.

Net cash used in investing activities was $178 million and $125 million for the three months ended March 31, 2026 and 2025, respectively. The increase was due to capital expenditures primarily driven by continued MonotaRO supply chain investments in the first three months of 2026.

Net cash used in financing activities was $446 million and $898 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in cash used in financing activities was primarily due to the repayment of the 1.85% Senior Notes in the amount of $500 million in 2025.

Working Capital
Working capital as of March 31, 2026 was $3,490 million, a decrease of $25 million compared to $3,515 million as of December 31, 2025. As of March 31, 2026 and December 31, 2025, the ratio of current assets to current liabilities was 2.6 and 3.0, respectively.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. Grainger has various sources of financing available.

Total debt as a percent of total capitalization was 35.7% and 37.5% as of March 31, 2026 and December 31, 2025, respectively.

Grainger receives ratings from two independent credit rating agencies: Moody's Investor Service (Moody's) and Standard & Poor's (S&P). Both credit rating agencies currently rate the Company's corporate credit at investment grade.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following table summarizes the Company's credit ratings as of March 31, 2026:

	Corporate	Senior Unsecured	Short-term
Moody's	A1	A1	P1
S&P	A+	A+	A1

Commitments and Other Contractual Obligations
There were no material changes to the Company’s commitments and other contractual obligations from those disclosed in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2025 Form 10-K.

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

Note 1 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements of the Company's 2025 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s Condensed Consolidated Financial Statements.

There were no material changes to the Company's critical accounting estimates from those disclosed in Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2025 Form 10-K.

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

Important factors that could cause actual results to differ materially from those presented or implied in the forward-looking statements include, without limitation: inflation, higher product costs or other expenses, including operational and administrative expenses; a major loss of customers; loss or disruption of sources of supply; changes in customer or product mix; increased competitive pricing pressures; changes in third-party practices regarding digital advertising; failure to enter into or sustain contractual arrangements on a satisfactory basis with group purchasing organizations; failure to develop, manage or implement new technology initiatives or business strategies, including with respect to Grainger's eCommerce platforms and artificial intelligence; failure to adequately protect intellectual property or successfully defend against infringement claims; fluctuations or declines in Grainger's gross profit margin; Grainger's responses to market pressures; the outcome of pending and future litigation or governmental or regulatory proceedings, including with respect to wage and hour, anti-bribery and corruption, environmental, regulations related to advertising, marketing and the internet, consumer protection, pricing (including disaster or emergency declaration pricing statutes), product liability, compliance or safety, trade and export compliance, general commercial disputes, or privacy and cybersecurity matters; investigations, inquiries, audits and changes in laws and regulations; failure to comply with laws, regulations and standards, including new or stricter environmental laws or regulations; government contract matters, including new or revised provisions relating to contract compliance or performance; the impact of any government shutdown; disruption or breaches of information technology or data security systems involving Grainger or third parties on which Grainger depends; general industry, economic, market or political conditions; general global economic conditions including existing, new, or increased tariffs, trade issues and changes in trade policies, inflation, and interest rates; currency exchange rate fluctuations; market volatility, including price and trading volume volatility or price declines of Grainger's common stock; an incident that adversely impacts Grainger’s reputation or brand; commodity price volatility; facilities disruptions or shutdowns; higher fuel costs or disruptions in transportation services; effects of outbreaks of pandemic disease or viral contagions, global conflicts, natural or human induced disasters, extreme weather, and other catastrophes or conditions; effects of climate change; failure to execute on our corporate responsibility efforts; competition for, or failure to attract, retain, train, motivate and develop executives and key team members; loss of key members of management or key team members; loss of operational flexibility and potential for work stoppages or slowdowns if team members unionize or join a collective bargaining arrangement; changes in effective tax rates; changes in credit ratings or outlook; Grainger's incurrence of indebtedness or failure to comply with restrictions and obligations under its debt agreements and instruments and other factors identified under Part I, Item 1A: Risk Factors and elsewhere in Grainger's 2025 Form 10-K, as updated from time to time in Grainger's Quarterly Form 10-Q.

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

W.W. Grainger, Inc. and Subsidiaries

Item 3: Quantitative and Qualitative Disclosures About Market Risk
Grainger’s primary market risk exposures include changes in foreign currency exchange rates and commodity price risks.

There were no material changes to the Company’s market risk from those described in Part II, Item 7A: Quantitative and Qualitative Disclosures About Market Risk in the Company's 2025 Form 10-K.

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

Changes in Internal Control Over Financial Reporting
There were no changes in Grainger's internal control over financial reporting for the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings
For a description of the Company’s legal proceedings, see Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1: Financial Information of this Form 10-Q.

Item 1A: Risk Factors
There have been no material changes from the risk factors previously disclosed in Part 1, Item 1A: Risk Factors in the Company's 2025 Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities – First Quarter 2026

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)(2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Jan. 1 – Jan. 31	48,810	$1,044.66	48,810	3,093,782
Feb. 1 – Feb. 28	62,065	$1,135.77	62,065	3,031,717
Mar. 1 – Mar. 31	106,880	$1,086.59	106,751	2,924,966
Total	217,755		217,626

(1)There were no shares withheld to satisfy tax withholding obligations.
(2)The difference of 129 shares between the Total Number of Shares Purchased and the Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs represents shares purchased by the administrator and record keeper of the W.W. Grainger, Inc. Retirement Savings Plan for the benefit of the employees who participate in the plan.

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

Item 5: Other Information
None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended March 31, 2026.

On May 1, 2026, the Company established a commercial paper program, pursuant to which the Company may issue, from time to time, on a private placement basis, unsecured commercial paper notes (the “Notes”) up to a maximum aggregate amount outstanding at any time of $1.25 billion. The maturities of the Notes may not exceed 397 days from the date of issue. The Notes will be sold under customary terms in the commercial paper market and will be issued at a discount from par, or, alternatively, will be sold at par and bear varying interest rates on a fixed or floating basis terms and conditions.

W.W. Grainger, Inc. and Subsidiaries
Item 6: Exhibits

EXHIBIT NO.	DESCRIPTION
3.1	Restated Articles of Incorporation of W.W. Grainger, Inc.**
10.1	2026 Form of W.W. Grainger, Inc. 2022 Incentive Plan Restricted Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers.*
10.2	2026 Form of W.W. Grainger, Inc. 2022 Incentive Plan Performance Stock Unit Award Agreement between W.W. Grainger, Inc. and certain of its executive officers.*
10.3	2026 Form of Confidentiality, Invention Assignment, Non-Competition and Non-Solicitation Agreement between W.W. Grainger, Inc. and certain of its executive officers.*
10.4	Summary Description of the Company Management Incentive Program.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).**

(*) Management contract or compensatory plan or arrangement.
(**) Filed herewith.
(***) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W.W. GRAINGER, INC.
Date:	May 7, 2026	By:	/s/ Deidra C. Merriwether
Deidra C. Merriwether
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)
Date:	May 7, 2026	By:	/s/ Laurie R. Thomson
Laurie R. Thomson
Vice President and Controller
(Principal Accounting Officer)