Form 10-Q
period 2026-06-30
W.W. GRAINGER, INC.
filed 2026-08-04
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Yes ☐  No ☒

There were 47,100,942 shares of the Company’s Common Stock outstanding as of July 28, 2026.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions of dollars and shares, except for per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$5,021	$4,554	$9,763	$8,860
Cost of goods sold	3,037	2,799	5,883	5,395
Gross profit	1,984	1,755	3,880	3,465
Selling, general and administrative expenses	1,177	1,077	2,280	2,115
Operating earnings	807	678	1,600	1,350
Other expense (income):
Interest expense – net	20	20	41	41
Other – net	(11)	(3)	(14)	(9)
Total other expense – net	9	17	27	32
Earnings before income taxes	798	661	1,573	1,318
Income tax provision	198	153	392	310
Net earnings	600	508	1,181	1,008
Less net earnings attributable to noncontrolling interest	30	26	56	47
Net earnings attributable to W.W. Grainger, Inc.	$570	$482	$1,125	$961
Earnings per share:
Basic	$12.02	$9.99	$23.69	$19.87
Diluted	$12.01	$9.97	$23.66	$19.83
Weighted average number of shares outstanding:
Basic	47.2	48.0	47.3	48.1
Diluted	47.2	48.1	47.3	48.2

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions of dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net earnings	$600	$508	$1,181	$1,008
Other comprehensive earnings (losses):
Foreign currency translation adjustments	(23)	75	(42)	113
Postretirement benefit plan losses – net of tax benefit of $1, $1, $2, and $2, respectively	(3)	(4)	(5)	(6)
Total other comprehensive earnings (losses)	(26)	71	(47)	107
Comprehensive earnings – net of tax	574	579	1,134	1,115
Less comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	30	26	56	47
Foreign currency translation adjustments	(9)	15	(14)	32
Total comprehensive earnings (losses) attributable to noncontrolling interest	21	41	42	79
Comprehensive earnings attributable to W.W. Grainger, Inc.	$553	$538	$1,092	$1,036

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except for share and per share amounts)

	As of
Assets	(Unaudited) June 30, 2026	December 31, 2025
Current assets
Cash and cash equivalents	$589	$585
Accounts receivable (less allowance for credit losses of $33 and $32, respectively)	2,825	2,329
Inventories – net	2,371	2,394
Prepaid expenses and other current assets	213	176
Total current assets	5,998	5,484
Property, buildings and equipment – net	2,401	2,268
Goodwill	354	360
Intangibles – net	272	265
Operating lease right-of-use	360	345
Other assets	233	240
Total assets	$9,618	$8,962

Liabilities and shareholders' equity
Current liabilities
Current maturities	$2	$126
Trade accounts payable	1,280	963
Accrued compensation and benefits	347	343
Operating lease liability	72	73
Accrued expenses	389	386
Income taxes payable	48	49
Total current liabilities	2,138	1,940
Long-term debt	2,406	2,362
Long-term operating lease liability	317	301
Deferred income taxes and tax uncertainties	149	121
Other non-current liabilities	95	97
Shareholders' equity
Cumulative preferred stock – $5 par value – 12,000,000 shares authorized; none issued or outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; 109,659,219 shares issued	55	55
Additional contributed capital	1,448	1,446
Retained earnings	15,858	14,958
Accumulated other comprehensive losses	(198)	(165)
Treasury stock, at cost – 62,558,699 and 62,240,438 shares, respectively	(13,032)	(12,558)
Total W.W. Grainger, Inc. shareholders’ equity	4,131	3,736
Noncontrolling interest	382	405
Total shareholders' equity	4,513	4,141
Total liabilities and shareholders' equity	$9,618	$8,962

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net earnings	$1,181	$1,008
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses	13	13
Deferred income taxes and tax uncertainties	31	1
Depreciation and amortization	128	125
Non-cash lease expense	40	41
Stock-based compensation	39	35
Change in operating assets and liabilities:
Accounts receivable	(510)	(212)
Inventories	14	(19)
Prepaid expenses and other assets	(32)	(33)
Trade accounts payable	312	231
Operating lease liabilities	(48)	(53)
Accrued liabilities	21	(60)
Income taxes – net	(4)	(37)
Other non-current liabilities	(2)	(17)
Net cash provided by operating activities	1,183	1,023
Cash flows from investing activities:
Capital expenditures	(281)	(300)
Proceeds from sale of assets	—	4
Other – net	(13)	13
Net cash used in investing activities	(294)	(283)
Cash flows from financing activities:
Short-term borrowings (repayments), original maturities of 90 days or less, net	(125)	—
Proceeds from debt	52	63
Payments of debt	(4)	(503)
Proceeds from stock options exercised	8	2
Payments for employee taxes withheld from stock awards	(30)	(30)
Purchases of treasury stock	(461)	(507)
Purchases of noncontrolling interests	(70)	—
Cash dividends paid	(253)	(225)
Other – net	9	(1)
Net cash used in financing activities	(874)	(1,201)
Exchange rate effect on cash and cash equivalents	(11)	22
Net change in cash and cash equivalents	4	(439)
Cash and cash equivalents at beginning of year	585	1,036
Cash and cash equivalents at end of period	$589	$597
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

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)
(Unaudited)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2026	$55	$1,446	$14,958	$(165)	$(12,558)	$405	$4,141
Stock-based compensation	—	14	—	—	1	—	15
Purchases of treasury stock	—	—	—	—	(240)	—	(240)
Transactions with noncontrolling interests, net	—	(12)	—	—	—	(13)	(25)
Net earnings	—	—	555	—	—	26	581
Other comprehensive earnings (losses)	—	—	—	(16)	—	(5)	(21)
Cash dividends paid ($2.26 per share)	—	—	(108)	—	—	—	(108)
Balance at March 31, 2026	$55	$1,448	$15,405	$(181)	$(12,797)	$413	$4,343
Stock-based compensation	—	11	—	—	(9)	—	2
Purchases of treasury stock	—	—	—	—	(226)	—	(226)
Transactions with noncontrolling interests, net	—	(11)	—	—	—	(24)	(35)
Net earnings	—	—	570	—	—	30	600
Other comprehensive earnings (losses)	—	—	—	(17)	—	(9)	(26)
Cash dividends paid ($2.49 per share)	—	—	(117)	—	—	(28)	(145)
Balance at June 30, 2026	$55	$1,448	$15,858	$(198)	$(13,032)	$382	$4,513

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

The following tables present the Company's percentage of revenue by reportable segment and customer industry:

	Three Months Ended June 30,
	2026			2025
Customer Industry(1)	High-Touch Solutions N.A.	Endless Assortment	Total Company	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)
Manufacturing	30%	30%	30%	30%	30%	30%
Government	19%	3%	16%	19%	3%	16%
Wholesale	7%	17%	9%	7%	18%	9%
Commercial Services	7%	13%	8%	7%	12%	8%
Contractors	6%	12%	7%	6%	12%	7%
Healthcare	7%	2%	6%	7%	1%	6%
Retail	4%	4%	4%	4%	4%	4%
Transportation	4%	2%	4%	4%	2%	4%
Utilities	3%	2%	3%	3%	2%	3%
Warehousing	2%	—%	2%	3%	—%	2%
Other(3)	11%	15%	11%	10%	16%	11%
Total net sales	100%	100%	100%	100%	100%	100%
Percent of total company revenue	79%	21%	100%	78%	20%	100%

(1)Customer industry results for the three months ended June 30, 2026 and 2025 primarily use the North American Industry Classification System (NAICS). As customers' businesses evolve, industry classifications may change. When these changes occur, Grainger does not recast the customer classification for prior periods as the industry used in the prior period was appropriate at the point-in-time. As a result, year-over-year changes may be impacted.

(2)Total Company includes other businesses, which included the Cromwell business through the date of divestiture in the fourth quarter of 2025. For further details on the sale, see Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data in the Company's 2025 Form 10-K. Other businesses accounted for approximately 2% of Total Company revenue for the three months ended June 30, 2025.

(3)Other primarily includes revenue from industries and customers that are not material individually, including hospitality, restaurants, property management and natural resources.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30,
	2026			2025
Customer Industry(1)	High-Touch Solutions N.A.	Endless Assortment	Total Company	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)
Manufacturing	30%	30%	30%	30%	30%	30%
Government	19%	3%	15%	19%	3%	15%
Wholesale	7%	18%	9%	7%	18%	9%
Commercial Services	7%	12%	8%	7%	12%	8%
Contractors	6%	12%	7%	5%	12%	7%
Healthcare	8%	2%	7%	8%	1%	6%
Retail	4%	4%	4%	4%	4%	4%
Transportation	4%	2%	4%	4%	2%	4%
Utilities	3%	2%	3%	3%	2%	3%
Warehousing	2%	1%	2%	3%	1%	2%
Other(3)	10%	14%	11%	10%	15%	12%
Total net sales	100%	100%	100%	100%	100%	100%
Percent of total company revenue	79%	21%	100%	78%	20%	100%

(1)Customer industry results for the six months ended June 30, 2026 and 2025 primarily use the North American Industry Classification System (NAICS). As customers' businesses evolve, industry classifications may change. When these changes occur, Grainger does not recast the customer classification for prior periods as the industry used in the prior period was appropriate at the point-in-time. As a result, year-over-year changes may be impacted.

(2)Total Company includes other businesses, which included the Cromwell business through the date of divestiture in the fourth quarter of 2025. For further details on the sale, see Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data in the Company's 2025 Form 10-K. Other businesses accounted for approximately 2% of Total Company revenue for the six months ended June 30, 2025.

(3)Other primarily includes revenue from industries and customers that are not material individually, including hospitality, restaurants, property management and natural resources.

Total accrued sales incentives are recorded in Accrued expenses and were approximately $121 million and $115 million as of June 30, 2026 and December 31, 2025, respectively.

The Company did not have any material unsatisfied performance obligations, contract assets or liabilities as of June 30, 2026 and December 31, 2025.

NOTE 3 - PROPERTY, BUILDINGS AND EQUIPMENT
Property, buildings and equipment consisted of the following (in millions of dollars):

	As of
	June 30, 2026	December 31, 2025
Land and land improvements	$551	$551
Building, structures and improvements	1,961	1,883
Furniture, fixtures, machinery and equipment	2,172	2,066
Property, buildings and equipment	4,684	4,500
Less accumulated depreciation	2,283	2,232
Property, buildings and equipment – net	$2,401	$2,268

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS
The Company did not identify any significant events or changes in circumstances that indicated the existence of impairment indicators during the three and six months ended June 30, 2026. As such, quantitative assessments were not required.

The balances and changes in the carrying amount of goodwill by segment are as follows (in millions of dollars):

	High-Touch Solutions N.A.	Endless Assortment	Total
Balance at January 1, 2025	$306	$49	$355
Translation	5	—	5
Balance at December 31, 2025	311	49	360
Translation	(4)	(2)	(6)
Balance at June 30, 2026	$307	$47	$354

No goodwill impairment was recorded for the three and six months ended June 30, 2026 and 2025.

The balances and changes in intangible assets – net are as follows (in millions of dollars):

		As of
		June 30, 2026			December 31, 2025
	Weighted average life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer lists and relationships	10.7 years	$162	$158	$4	$163	$157	$6
Trademarks, trade names and other	16.5 years	19	16	3	20	17	3
Non-amortized trade names and other	Indefinite	18	—	18	19	—	19
Capitalized software	4.5 years	868	621	247	821	584	237
Total intangible assets	5.7 years	$1,067	$795	$272	$1,023	$758	$265

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 5 - DEBT
Total debt, including long-term and current maturities, consisted of the following (in millions of dollars):

	As of
	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.60% senior notes due 2045	$1,000	$894	$1,000	$904
4.45% senior notes due 2034	500	486	500	496
3.75% senior notes due 2046	400	314	400	338
4.20% senior notes due 2047	400	333	400	317
Japanese Yen term loans	126	126	83	83
Debt issuance costs – net of amortization and other	(20)	(20)	(21)	(21)
Long-term debt	2,406	2,133	2,362	2,117
Commercial paper and other	2	2	126	126
Current maturities	2	2	126	126
Total debt	$2,408	$2,135	$2,488	$2,243

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

The Company incurred debt issuance costs related to its Senior Notes, representing underwriting fees and other expenses. These costs were recorded as a contra-liability in Long-term debt and are being amortized over the term of the Senior Notes using the straight-line method to Interest expense – net. As of June 30, 2026 and December 31, 2025, the cumulative unamortized costs were $20 million and $21 million, respectively.

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

The following is a summary of segment results (in millions of dollars):

	Three Months Ended June 30,
	2026			2025
	High-Touch Solutions N.A.	Endless Assortment	Total	High-Touch Solutions N.A.	Endless Assortment	Total
Net sales(1)	$3,967	$1,054	$5,021	$3,544	$929	$4,473
Reconciliation of net sales
Other net sales			—			81
Total company net sales			$5,021			$4,554
Less:
Cost of goods sold	2,307	730		2,090	652
Other segment items(2)	974	203		865	185
Segment operating earnings	$686	$121	$807	$589	$92	$681
Reconciliation of operating earnings
Other operating earnings			—			(3)
Total company operating earnings			$807			$678

	Six Months Ended June 30,
	2026			2025
	High-Touch Solutions N.A.	Endless Assortment	Total	High-Touch Solutions N.A.	Endless Assortment	Total
Net sales(1)	$7,719	$2,044	$9,763	$6,941	$1,757	$8,698
Reconciliation of net sales
Other net sales			—			162
Total company net sales			$9,763			$8,860
Less:
Cost of goods sold	4,460	1,423		4,048	1,235
Other segment items(2)	1,885	395		1,704	358
Segment operating earnings	$1,374	$226	$1,600	$1,189	$164	$1,353
Reconciliation of operating earnings
Other operating earnings (losses)			—			(3)
Total company operating earnings			$1,600			$1,350

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

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following is depreciation, amortization and non-cash lease expense (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation, amortization and non-cash lease expense(1):
High-Touch Solutions N.A.	$67	$61	$132	$119
Endless Assortment	18	20	33	39
Other	—	3	—	5
Total	$85	$84	$165	$163

(1)Depreciation, amortization and non-cash lease expense presented above is related to long-lived assets, capitalized software and right-of-use assets. Long-lived assets consist of property, buildings and equipment.

The following is revenue by geographic location (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue by geographic location(1):
United States	$4,110	$3,652	$7,992	$7,156
Japan	630	562	1,219	1,042
Canada	201	175	395	337
Other foreign countries	80	165	157	325
	$5,021	$4,554	$9,763	$8,860

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

NOTE 8 - SUBSEQUENT EVENTS
On July 29, 2026, the Company’s Board of Directors declared a quarterly dividend of $2.49 per share, payable September 1, 2026, to shareholders of record on August 10, 2026.

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

Strategic Priorities
For a discussion of the Company’s strategic priorities for 2026, see Part I, Item 1: Business and Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2025 Form 10-K.

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

The Company is actively monitoring economic conditions in the U.S. and key international markets, including the continued uncertainty regarding evolving tariff and trade policies, changes in interest rates, foreign currency exchange rate fluctuations, inflationary pressures, rising fuel and transportation costs, and the risk of a global or regional economic recession. Although the precise timing and magnitude of these factors remains uncertain, the Company believes its strategy is well positioned to navigate a range of outcomes. The Company continues to evaluate the impact of evolving tariff and trade policies, including potential changes in product sourcing strategies, cost management and customer pricing, and has implemented various strategies designed to mitigate certain adverse effects of changing inflationary conditions and challenges in our supply chain, while striving to maintain market competitiveness.

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
CONDITION AND RESULTS OF OPERATIONS
Results of Operations –Three Months Ended June 30, 2026
In this section, Grainger utilizes non-GAAP measures where it believes it will assist users of its financial statements in understanding its business. For further information regarding the Company's non-GAAP measures, including reconciliations to the most directly comparable GAAP measures, see below "Non-GAAP Measures."

The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings for the three months ended June 30, 2026 and 2025 (in millions of dollars except per share amounts):

	Three Months Ended June 30,
			% Change	% of Net Sales
	2026	2025		2026	2025
Net sales(1)	$5,021	$4,554	10.3%	100.0%	100.0%
Cost of goods sold	3,037	2,799	8.5	60.5	61.5
Gross profit	1,984	1,755	13.0	39.5	38.5
Selling, general and administrative expenses	1,177	1,077	9.3	23.4	23.6
Operating earnings	807	678	19.0	16.1	14.9
Other expense – net	9	17	(47.1)	0.2	0.3
Income tax provision	198	153	29.4	3.9	3.4
Net earnings	600	508	18.1	12.0	11.2
Noncontrolling interest	30	26	15.4	0.6	0.6
Net earnings attributable to W.W. Grainger, Inc.	$570	$482	18.3	11.4%	10.6%
Diluted earnings per share	$12.01	$9.97	20.5%

(1)For further information regarding the Company's disaggregated revenue, see Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1: Financial Statements of this Form 10-Q.

The following table is included as an aid to understanding the changes of Grainger's total net sales, daily net sales and daily, organic constant currency net sales compared to the prior year period for the three months ended June 30, 2026 and 2025 (in millions of dollars):

	Three Months Ended June 30,
	2026	% Change(1)	2025	% Change(1)
Net sales	$5,021	10.3%	$4,554	5.6%

Daily net sales(2)	$78.5	10.3%	$71.2	5.6%

Daily, organic constant currency net sales(2)	$80.7	13.7%	$70.8	5.1%

(1)Calculated on the basis of prior year net sales for the three months ended June 30, 2026 and 2025.
(2)Daily net sales are adjusted for the difference in U.S. selling days relative to the prior year period. There were 64 sales days in the three months ended June 30, 2026 and 2025. Daily, organic constant currency net sales are also adjusted to exclude the impact on net sales due to year-over-year changes in foreign currency exchange rates and the net sales results of the divested and closed businesses in the prior year period on a daily basis. For further information regarding the Company's non-GAAP measures, including reconciliations to the most directly comparable GAAP measures, see below "Non-GAAP Measures."

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Net sales of $5,021 million for the three months ended June 30, 2026 increased $467 million, or 10%, and on a daily, organic constant currency basis, net sales increased 14% compared to the same period in 2025. Both High-Touch Solutions N.A. and the Endless Assortment segment contributed to sales growth in the second quarter of 2026. For further discussion on the Company's net sales, see the Segment Analysis section below.

Gross profit of $1,984 million for the three months ended June 30, 2026 increased $229 million, or 13%, and gross profit margin of 39.5% increased 100 basis points compared to the same period in 2025. For further discussion on the Company's gross profit, see the Segment Analysis section below.

Selling, general and administrative (SG&A) expenses of $1,177 million for the three months ended June 30, 2026 increased $100 million, or 9%, compared to the same period in 2025. The increase was due to higher payroll and benefit expenses in the second quarter of 2026 partially offset by a benefit related to the exit from the U.K. market in the fourth quarter of 2025.

Operating earnings of $807 million for the three months ended June 30, 2026 increased $129 million, or 19%, compared to the same period in 2025.

Income tax expense of $198 million for the three months ended June 30, 2026 increased $45 million compared to the same period in 2025. Grainger's effective tax rates were 24.8% and 23.2% for the three months ended June 30, 2026 and 2025, respectively. The Company's effective tax rate increase was primarily due to decreased tax credit activity in the current year period and the impact of tax legislation effective in 2026.

Diluted earnings per share was $12.01 for the three months ended June 30, 2026, an increase of 20% compared to $9.97 for the same period in 2025.

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

High-Touch Solutions N.A.
The following table shows reported segment results (in millions of dollars):

	Three Months Ended June 30,
	2026	2025	% Change
Net sales	$3,967	$3,544	11.9%

Gross profit	$1,660	$1,454	14.2%
Selling, general and administrative expenses	974	865	12.6%
Operating earnings	$686	$589	16.5%

Net sales of $3,967 million for the three months ended June 30, 2026 increased $423 million, which represents a 12% increase on a reported and daily, constant currency basis compared to the same period in 2025. The increase was primarily due to volume.

Gross profit of $1,660 million for the three months ended June 30, 2026 increased $206 million, or 14%, and gross profit margin of 41.8% increased 80 basis points compared to the same period in 2025. The increase was primarily due to tariff refund benefits recognized in the quarter, which was partially offset by an increase in freight costs.

SG&A expenses of $974 million for the three months ended June 30, 2026 increased $109 million, or 13%, compared to the same period in 2025. The increase was primarily due to higher payroll and benefit expenses.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Operating earnings of $686 million for the three months ended June 30, 2026 increased $97 million, or 17%, compared to the same period in 2025.

Endless Assortment
The following table shows reported segment results (in millions of dollars):

	Three Months Ended June 30,
	2026	2025	% Change
Net sales	$1,054	$929	13.5%

Gross profit	$324	$277	17.0%
Selling, general and administrative expenses	203	185	9.7%
Operating earnings	$121	$92	31.5%

Net sales of $1,054 million for the three months ended June 30, 2026 increased $125 million, or 14%, and on a daily, organic constant currency basis increased 21% compared to the same period in 2025. The increase was due to repeat business for the segment and enterprise customer growth at MonotaRO. Sales growth was partially offset by unfavorable currency exchange of 6% due to changes in the exchange rate between the U.S. dollar and the Japanese yen.

Gross profit of $324 million for the three months ended June 30, 2026 increased $47 million, or 17%, and gross profit margin of 30.7% increased 90 basis points compared to the same period in 2025. The increase was primarily due to favorable discount activity at Zoro and favorable product mix across the segment.

SG&A expenses of $203 million for the three months ended June 30, 2026 increased $18 million, or 10%, compared to the same period in 2025. The increase was primarily due to higher marketing expenses.

Operating earnings of $121 million for the three months ended June 30, 2026 increased $29 million, or 32%, compared to the same period in 2025.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Results of Operations – Six Months Ended June 30, 2026
In this section, Grainger utilizes non-GAAP measures where it believes it will assist users of its financial statements in understanding its business. For further information regarding the Company's non-GAAP measures, including reconciliations to the most directly comparable GAAP measure, see below "Non-GAAP Measures."

The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings for the six months ended June 30, 2026 and 2025 (in millions of dollars except per share amounts):

	Six Months Ended June 30,
			% Change	% of Net Sales
	2026	2025		2026	2025
Net sales(1)	$9,763	$8,860	10.2%	100.0%	100.0%
Cost of goods sold	5,883	5,395	9.0	60.3	60.9
Gross profit	3,880	3,465	12.0	39.7	39.1
Selling, general and administrative expenses	2,280	2,115	7.8	23.3	23.9
Operating earnings	1,600	1,350	18.5	16.4	15.2
Other expense – net	27	32	(15.6)	0.3	0.4
Income tax provision	392	310	26.5	4.0	3.5
Net earnings	1,181	1,008	17.2	12.1	11.3
Noncontrolling interest	56	47	19.1	0.6	0.5
Net earnings attributable to W.W. Grainger, Inc.	$1,125	$961	17.1	11.5%	10.8%
Diluted earnings per share	$23.66	$19.83	19.3%

(1)For further information regarding the Company's disaggregated revenue, see Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1: Financial Statements of this Form 10-Q.

The following table is included as an aid to understanding the changes of Grainger's total net sales, daily net sales and daily, organic constant currency net sales compared to the prior year period for the six months ended June 30, 2026 and 2025 (in millions of dollars):

	Six Months Ended June 30,
	2026	% Change(1)	2025	% Change(1)
Net sales	$9,763	10.2%	$8,860	3.7%

Daily net sales(2)	$76.9	10.2%	$70.3	4.5%

Daily, organic constant currency net sales(2)	$78.6	12.9%	$70.5	4.7%

(1)Calculated on the basis of prior year net sales for the six months ended June 30, 2026 and 2025.
(2)Daily net sales are adjusted for the difference in U.S. selling days relative to the prior year period. There were 127 sales days in the six months ended June 30, 2026 and 2025. Daily, organic constant currency net sales are also adjusted to exclude the impact on net sales due to year-over-year changes in foreign currency exchange rates and the net sales results of the divested and closed businesses in the prior year period on a daily basis. For further information regarding the Company's non-GAAP measures, including reconciliations to the most directly comparable GAAP measures, see below "Non-GAAP Measures."

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Net sales of $9,763 million for the six months ended June 30, 2026 increased $903 million, or 10%, and on a daily, constant currency basis increased 13% compared to the same period in 2025. Both High-Touch Solutions N.A. and the Endless Assortment segments contributed to sales growth in the six months ended June 30, 2026. For further discussion on the Company's net sales, see the Segment Analysis section below.

Gross profit of $3,880 million for the six months ended June 30, 2026 increased $415 million, or 12%, and gross profit margin of 39.7% increased 60 basis points compared to the same period in 2025. For further discussion on the Company's gross profit, see the Segment Analysis section below.

SG&A expenses of $2,280 million for the six months ended June 30, 2026 increased $165 million, or 8%, compared to the same period in 2025. The increase was due to higher payroll and benefit expenses in 2026 partially offset by a benefit related to the exit from the U.K. market in the fourth quarter of 2025.

Operating earnings of $1,600 million for the six months ended June 30, 2026 increased $250 million, or 19%, compared to the same period in 2025.

Income taxes of $392 million for the six months ended June 30, 2026 increased $82 million, compared to the same period in 2025. Grainger's effective tax rates were 24.9% and 23.5% for the six months ended June 30, 2026 and 2025, respectively. The Company's effective tax rate increase was primarily due to decreased tax credit activity in the current year period and the impact of tax legislation effective in 2026.

Diluted earnings per share was $23.66 for the six months ended June 30, 2026, an increase of 19% compared to $19.83 for the same period in 2025.

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

High-Touch Solutions N.A.
The following table shows reported segment results (in millions of dollars):

	Six Months Ended June 30,
	2026	2025	% Change
Net sales	$7,719	$6,941	11.2%

Gross profit	$3,259	$2,893	12.7%
Selling, general and administrative expenses	1,885	1,704	10.6%
Operating earnings	$1,374	$1,189	15.6%

Net sales of $7,719 million for the six months ended June 30, 2026 increased $778 million, which represents an 11% increase on a reported and daily, constant currency basis compared to the same period in 2025. The increase was primarily due to volume.

Gross profit of $3,259 million for the six months ended June 30, 2026 increased $366 million, or 13%, and gross profit margin of 42.2% increased 50 basis points compared to the same period in 2025. The increase was primarily due to tariff refund benefits recognized in 2026, which was partially offset by an increase in freight costs.

SG&A expenses of $1,885 million for the six months ended June 30, 2026 increased $181 million, or 11%, compared to the same period in 2025. The increase was primarily due to higher payroll and benefit expenses in 2026.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Operating earnings of $1,374 million for the six months ended June 30, 2026 increased $185 million, or 16%, compared to the same period in 2025.

Endless Assortment
The following table shows reported segment results (in millions of dollars):

	Six Months Ended June 30,
	2026	2025	% Change
Net sales	$2,044	$1,757	16.3%

Gross profit	$621	$522	19.0%
Selling, general and administrative expenses	395	358	10.3%
Operating earnings	$226	$164	37.8%

Net sales of $2,044 million for the six months ended June 30, 2026 increased $287 million, or 16%, and on a daily, constant currency basis increased 21% compared to the same period in 2025. The increase was due to repeat business for the segment and enterprise customer growth at MonotaRO. Sales growth was partially offset by unfavorable currency exchange of 4% due to changes in the exchange rate between the U.S. dollar and the Japanese yen.

Gross profit of $621 million for the six months ended June 30, 2026 increased $99 million, or 19%, and gross profit margin of 30.4% increased 70 basis points compared to the same period in 2025. The increase was primarily due to favorable discount activity at Zoro and favorable product mix across the segment.

SG&A expenses of $395 million for the six months ended June 30, 2026 increased $37 million, or 10%, compared to the same period in 2025. The increase was primarily due to higher marketing expenses in 2026.

Operating earnings of $226 million for the six months ended June 30, 2026 increased $62 million, or 38%, compared to the same period in 2025.

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

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following tables provide reconciliations of reported net sales growth compared to the prior year period in accordance with GAAP to the Company's non-GAAP measures daily net sales and daily, organic constant currency net sales for the three months ended June 30, 2026 and 2025 (in millions of dollars):

	Three Months Ended June 30,
	High-Touch Solutions N.A.		Endless Assortment		Total Company(1)
	2026	% Change(2)	2026	% Change(2)	2026	% Change(2)
Reported net sales	$3,967	11.9%	$1,054	13.5%	$5,021	10.3%

Daily impact(3)	—	—	—	—	—	—
Daily net sales	62.0	11.9	16.5	13.5	78.5	10.3
Foreign currency exchange(4)	(0.1)	(0.2)	0.9	5.9	0.8	1.1
Business divestiture(5)	—	—	0.2	1.2	1.4	2.3
Daily, organic constant currency net sales	$61.9	11.7%	$17.6	20.6%	$80.7	13.7%

	2025	% Change(2)	2025	% Change(2)	2025	% Change(2)
Reported net sales	$3,544	2.5%	$929	19.7%	$4,554	5.6%

Daily impact(3)	—	—	—	—	—	—
Daily net sales	55.4	2.5	14.5	19.7	71.2	5.6
Foreign currency exchange(4)	0.1	0.3	(0.4)	(3.4)	(0.4)	(0.5)
Business divestiture(5)	—	—	—	—	—	—
Daily, organic constant currency net sales	$55.5	2.8%	$14.1	16.3%	$70.8	5.1%

(1)Total Company includes other businesses, which included the Cromwell business through the date of divestiture in the fourth quarter of 2025. Grainger's businesses reported in Other do not meet the criteria of a reportable segment.

(2)Compared to net sales in the prior year period.
(3)Excludes the impact on net sales due to the difference in U.S. selling days relative to the prior year period on a daily basis. There were 64 sales days in the three months ended June 30, 2026 and 2025.

(4)Excludes the impact on net sales due to year-over-year changes in foreign currency exchange rates on a daily basis.
(5)Excludes the net sales results of the divested Cromwell business and closed Zoro U.K. business, announced in the third quarter of 2025 and completed in the fourth quarter of 2025, in the prior year period on a daily basis. There was no business divestiture impact for the three months ended June 30, 2025 compared to the prior year period on a daily basis.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following tables provide reconciliations of reported net sales growth compared to the prior year period in accordance with GAAP to the Company's non-GAAP measures daily net sales and daily, organic constant currency net sales for the six months ended June 30, 2026 and 2025 (in millions of dollars):

	Six Months Ended June 30,
	High-Touch Solutions N.A.		Endless Assortment		Total Company(1)
	2026	% Change(2)	2026	% Change(2)	2026	% Change(2)
Reported net sales	$7,719	11.2%	$2,044	16.3%	$9,763	10.2%

Daily impact(3)	—	—	—	—	—	—
Daily net sales	60.8	11.2	16.1	16.3	76.9	10.2
Foreign currency exchange(4)	(0.2)	(0.3)	0.5	3.5	0.3	0.4
Business divestiture(5)	—	—	0.1	1.3	1.4	2.3
Daily, organic constant currency net sales	$60.6	10.9%	$16.7	21.1%	$78.6	12.9%

	2025	% Change(2)	2025	% Change(2)	2025	% Change(2)
Reported net sales	$6,941	1.1%	$1,757	15.1%	$8,860	3.7%

Daily impact(3)	0.4	0.8	0.1	0.9	0.5	0.8
Daily net sales	55.1	1.9	13.9	16.0	70.3	4.5
Foreign currency exchange(4)	0.2	0.4	—	(0.1)	0.2	0.2
Business divestiture(5)	—	—	—	—	—	—
Daily, organic constant currency net sales	$55.3	2.3%	$13.9	15.9%	$70.5	4.7%

(1)Total Company includes other businesses, which included the Cromwell business through the date of divestiture in the fourth quarter of 2025. Grainger's businesses reported in Other do not meet the criteria of a reportable segment.

(2)Compared to net sales in the prior year period.
(3)Excludes the impact on net sales due to the difference in U.S. selling days relative to the prior year period on a daily basis. There were 127 sales days in the six months ended June 30, 2026 and 2025.

(4)Excludes the impact on net sales due to year-over-year changes in foreign currency exchange rates on a daily basis.
(5)Excludes the net sales results of the divested Cromwell business and closed Zoro U.K. business, announced in the third quarter of 2025 and completed in the fourth quarter of 2025, in the prior year period on a daily basis. There was no business divestiture impact for the six months ended June 30, 2025 compared to the prior year period on a daily basis.

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

Cash and Cash Equivalents
As of June 30, 2026 and December 31, 2025, Grainger had cash and cash equivalents of $589 million and $585 million, respectively. The Company had approximately $1.8 billion in available liquidity as of June 30, 2026.

Cash Flows
The following table shows the Company's cash flow activity for the periods presented (in millions of dollars):

	Six Months Ended June 30,
	2026	2025
Total cash provided by (used in):
Operating activities	$1,183	$1,023
Investing activities	(294)	(283)
Financing activities	(874)	(1,201)
Effect of exchange rate changes on cash and cash equivalents	(11)	22
Increase (decrease) in cash and cash equivalents	$4	$(439)

Net cash provided by operating activities was $1,183 million and $1,023 million for the six months ended June 30, 2026 and 2025, respectively. The increase was primarily due to higher net earnings.

Net cash used in investing activities was $294 million and $283 million for the six months ended June 30, 2026 and 2025, respectively. The 2026 investing activities were in line with prior year and driven by continued investment in supply chain across the Company.

Net cash used in financing activities was $874 million and $1,201 million for the six months ended June 30, 2026 and 2025, respectively. The decrease in cash used in financing activities was primarily due to the repayment of the 1.85% Senior Notes in the amount of $500 million in 2025.

Working Capital
Working capital as of June 30, 2026 was $3,615 million, an increase of $100 million compared to $3,515 million as of December 31, 2025. As of June 30, 2026 and December 31, 2025, the ratio of current assets to current liabilities was 2.8 and 3.0, respectively.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. Grainger has various sources of financing available.

Total debt as a percent of total capitalization was 34.8% and 37.5% as of June 30, 2026 and December 31, 2025, respectively.

Grainger receives ratings from two independent credit rating agencies: Moody's Investor Service (Moody's) and Standard & Poor's (S&P). Both credit rating agencies currently rate the Company's corporate credit at investment grade.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following table summarizes the Company's credit ratings as of June 30, 2026:

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

Important factors that could cause actual results to differ materially from those presented or implied in the forward-looking statements include, without limitation: inflation, higher product costs or other expenses, including operational and administrative expenses; a major loss of customers; loss or disruption of sources of supply; changes in customer or product mix; increased competitive pricing pressures; changes in third-party practices regarding digital advertising; failure to enter into or sustain contractual arrangements on a satisfactory basis with group purchasing organizations; failure to develop, manage or implement new technology initiatives, acquisitions or business strategies, including with respect to Grainger's eCommerce platforms and artificial intelligence; failure to adequately protect our intellectual property or successfully defend against infringement claims; fluctuations or declines in Grainger's gross profit margin; Grainger's responses to market pressures; the outcome of pending and future litigation or governmental or regulatory proceedings, including with respect to wage and hour, anti-bribery and corruption, environmental, regulations related to advertising, marketing and the internet, consumer protection, pricing (including disaster or emergency declaration pricing statutes), product liability, compliance or safety, trade and export compliance, general commercial disputes, or privacy and cybersecurity matters; investigations, inquiries, audits and changes in laws and regulations; failure to comply with laws, regulations and standards, including new or stricter environmental laws or regulations; government contract matters, including new or revised provisions relating to contract compliance or performance; the impact of any government shutdown; disruption or breaches of information technology or data security systems involving Grainger or third parties on which Grainger depends; general industry, economic, market or political conditions; general global economic conditions including existing, new, or increased tariffs, trade issues and changes in trade policies, inflation, and interest rates; currency exchange rate fluctuations; market volatility, including price and trading volume volatility or price declines of Grainger's common stock; an incident that adversely impacts Grainger’s reputation or brand; commodity price volatility; facilities disruptions or shutdowns; higher fuel costs or disruptions in transportation services; effects of outbreaks of pandemic disease or viral contagions, global conflicts, natural or human-induced disasters, extreme weather, and other catastrophes or conditions; effects of climate change; failure to execute on our corporate responsibility efforts; competition for, or failure to attract, retain, train, motivate and develop executives and key team members; loss of key members of management or key team members; loss of operational flexibility and potential for work stoppages or slowdowns if team members unionize or join a collective bargaining arrangement; changes in effective tax rates; changes in credit ratings or outlook; Grainger's incurrence of indebtedness or failure to comply with restrictions and obligations under its debt agreements and instruments and other factors identified under Part I, Item 1A: Risk Factors and elsewhere in Grainger's 2025 Form 10-K, as updated from time to time in Grainger's Quarterly Form 10-Q.

The preceding list is not intended to be an exhaustive list of all of the factors that could impact Grainger's forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on Grainger's forward-looking statements and Grainger undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Changes in Internal Control Over Financial Reporting
There were no changes in Grainger's internal control over financial reporting for the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings
For a description of the Company’s legal proceedings, see Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1: Financial Information of this Form 10-Q.

Item 1A: Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A: Risk Factors in the Company's 2025 Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities – Second Quarter 2026

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)(2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Apr. 1 – Apr. 30	58,833	$1,149.24	58,833	2,866,133
May 1 – May 31	66,790	$1,228.03	66,790	2,799,343
Jun. 1 – Jun. 30	56,786	$1,311.82	56,602	2,742,741
Total	182,409		182,225

(1)There were no shares withheld to satisfy tax withholding obligations.
(2)The difference of 184 shares between the Total Number of Shares Purchased and the Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs represents shares purchased by the administrator and record keeper of the W.W. Grainger, Inc. Retirement Savings Plan for the benefit of the employees who participate in the plan.

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

Item 5: Other Information
On June 9, 2026, the Novich Family Trust, a family trust under which Neil Novich, a member of the Company’s Board of Directors, serves as co-trustee and beneficiary, adopted a written trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The trading arrangement provides for the sale of shares issuable upon the settlement of 33,644 deferred stock units previously granted to Mr. Novich and held by the Novich Family Trust, plus any additional deferred stock units credited to Mr. Novich’s account prior to the date of settlement. The aggregate number of shares to be sold under the arrangement will be determined at the time of settlement and will exclude shares withheld to satisfy transaction costs and applicable income tax withholding obligations, if any. The trading arrangement is a multi-trade trading plan and will expire on November 5, 2027, or earlier if all shares subject to the arrangement have been sold.

None of the Company's other directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended June 30, 2026.

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

W.W. GRAINGER, INC.
Date:	August 4, 2026	By:	/s/ Deidra C. Merriwether
Deidra C. Merriwether
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)
Date:	August 4, 2026	By:	/s/ Laurie R. Thomson
Laurie R. Thomson
Vice President and Controller
(Principal Accounting Officer)