Form 10-Q
period 2026-09-30
W.W. GRAINGER, INC.
filed 2026-11-04
CIK 277135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Yes ☐  No ☒

There were 46,814,148 shares of the Company’s Common Stock outstanding as of October 28, 2026.

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions of dollars and shares, except for per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$5,181	$4,657	$14,944	$13,517
Cost of goods sold	3,170	2,859	9,053	8,254
Gross profit	2,011	1,798	5,891	5,263
Selling, general and administrative expenses	1,183	1,287	3,463	3,402
Operating earnings	828	511	2,428	1,861
Other expense (income):
Interest expense – net	21	20	62	61
Other – net	(7)	(1)	(21)	(10)
Total other expense – net	14	19	41	51
Earnings before income taxes	814	492	2,387	1,810
Income tax provision	198	171	590	481
Net earnings	616	321	1,797	1,329
Less net earnings attributable to noncontrolling interest	29	27	85	74
Net earnings attributable to W.W. Grainger, Inc.	$587	$294	$1,712	$1,255
Earnings per share:
Basic	$12.43	$6.13	$36.12	$26.02
Diluted	$12.42	$6.12	$36.08	$25.97
Weighted average number of shares outstanding:
Basic	47.0	47.8	47.2	48.0
Diluted	47.1	47.9	47.2	48.1

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions of dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net earnings	$616	$321	$1,797	$1,329
Other comprehensive earnings (losses):
Foreign currency translation adjustments	21	(28)	(21)	85
Postretirement benefit plan losses – net of tax benefit of $1, $1, $3, and $3, respectively	(3)	(3)	(8)	(9)
Total other comprehensive earnings (losses)	18	(31)	(29)	76
Comprehensive earnings – net of tax	634	290	1,768	1,405
Less comprehensive earnings (losses) attributable to noncontrolling interest
Net earnings	29	27	85	74
Foreign currency translation adjustments	14	(11)	—	21
Total comprehensive earnings (losses) attributable to noncontrolling interest	43	16	85	95
Comprehensive earnings attributable to W.W. Grainger, Inc.	$591	$274	$1,683	$1,310

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except for share and per share amounts)

	As of
Assets	(Unaudited) September 30, 2026	December 31, 2025
Current assets
Cash and cash equivalents	$768	$585
Accounts receivable (less allowance for credit losses of $31 and $32, respectively)	2,877	2,329
Inventories – net	2,303	2,394
Prepaid expenses and other current assets	255	176
Total current assets	6,203	5,484
Property, buildings and equipment – net	2,488	2,268
Goodwill	521	360
Intangibles – net	327	265
Operating lease right-of-use	354	345
Other assets	235	240
Total assets	$10,128	$8,962

Liabilities and shareholders' equity
Current liabilities
Current maturities	$227	$126
Trade accounts payable	1,184	963
Accrued compensation and benefits	412	343
Operating lease liability	73	73
Accrued expenses	447	386
Income taxes payable	33	49
Total current liabilities	2,376	1,940
Long-term debt	2,458	2,362
Long-term operating lease liability	310	301
Deferred income taxes and tax uncertainties	151	121
Other non-current liabilities	95	97
Shareholders' equity
Cumulative preferred stock – $5 par value – 12,000,000 shares authorized; none issued or outstanding	—	—
Common Stock – $0.50 par value – 300,000,000 shares authorized; 109,659,219 shares issued	55	55
Additional contributed capital	1,466	1,446
Retained earnings	16,327	14,958
Accumulated other comprehensive losses	(194)	(165)
Treasury stock, at cost – 62,772,354 and 62,240,438 shares, respectively	(13,313)	(12,558)
Total W.W. Grainger, Inc. shareholders’ equity	4,341	3,736
Noncontrolling interest	397	405
Total shareholders' equity	4,738	4,141
Total liabilities and shareholders' equity	$10,128	$8,962

The accompanying notes are an integral part of these financial statements.

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net earnings	$1,797	$1,329
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses	19	20
Deferred income taxes and tax uncertainties	33	37
Depreciation and amortization	195	190
Non-cash lease expense	59	62
Impairment loss and net losses from business divestitures	—	196
Stock-based compensation	58	49
Change in operating assets and liabilities:
Accounts receivable	(557)	(252)
Inventories	86	(27)
Prepaid expenses and other assets	(72)	(32)
Trade accounts payable	174	185
Operating lease liabilities	(72)	(79)
Accrued liabilities	148	4
Income taxes – net	(20)	(42)
Other non-current liabilities	(4)	(20)
Net cash provided by operating activities	1,844	1,620
Cash flows from investing activities:
Capital expenditures	(396)	(558)
Proceeds from sale of assets	—	4
Cash paid for business acquisition	(215)	—
Other – net	(17)	11
Net cash used in investing activities	(628)	(543)
Cash flows from financing activities:
Short-term borrowings (repayments), original maturities of 90 days or less, net	100	—
Proceeds from debt	102	90
Payments of debt	(7)	(503)
Proceeds from stock options exercised	9	2
Payments for employee taxes withheld from stock awards	(32)	(31)
Purchases of treasury stock	(739)	(798)
Purchases of noncontrolling interests	(71)	—
Cash dividends paid	(398)	(358)
Other – net	9	(1)
Net cash used in financing activities	(1,027)	(1,599)
Exchange rate effect on cash and cash equivalents	(6)	21
Net change in cash and cash equivalents	183	(501)
Cash and cash equivalents at beginning of year	585	1,036
Cash and cash equivalents at end of period	$768	$535
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

W.W. Grainger, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions of dollars, except for per share amounts)
(Unaudited)

	Common Stock	Additional Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Losses)	Treasury Stock	Noncontrolling Interest	Total
Balance at January 1, 2026	$55	$1,446	$14,958	$(165)	$(12,558)	$405	$4,141
Stock-based compensation	—	14	—	—	1	—	15
Purchases of treasury stock	—	—	—	—	(240)	—	(240)
Transactions with noncontrolling interests, net	—	(12)	—	—	—	(13)	(25)
Net earnings	—	—	555	—	—	26	581
Other comprehensive earnings (losses)	—	—	—	(16)	—	(5)	(21)
Cash dividends paid ($2.26 per share)	—	—	(108)	—	—	—	(108)
Balance at March 31, 2026	$55	$1,448	$15,405	$(181)	$(12,797)	$413	$4,343
Stock-based compensation	—	11	—	—	(9)	—	2
Purchases of treasury stock	—	—	—	—	(226)	—	(226)
Transactions with noncontrolling interests, net	—	(11)	—	—	—	(24)	(35)
Net earnings	—	—	570	—	—	30	600
Other comprehensive earnings (losses)	—	—	—	(17)	—	(9)	(26)
Cash dividends paid ($2.49 per share)	—	—	(117)	—	—	(28)	(145)
Balance at June 30, 2026	$55	$1,448	$15,858	$(198)	$(13,032)	$382	$4,513
Stock-based compensation	—	18	—	—	—	—	18
Purchases of treasury stock	—	—	—	—	(281)	—	(281)
Transactions with noncontrolling interests, net	—	—	—	—	—	(1)	(1)
Net earnings	—	—	587	—	—	29	616
Other comprehensive earnings (losses)	—	—	—	4	—	14	18
Cash dividends paid ($2.49 per share)	—	—	(118)	—	—	(27)	(145)
Balance at September 30, 2026	$55	$1,466	$16,327	$(194)	$(13,313)	$397	$4,738

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

NOTE 2 - ACQUISITIONS
On August 26, 2026, the Company acquired technology, intellectual property, and talent assets from Adroit Worldwide Media, Inc. for a purchase price of $215 million, which was comprised of $210 million of cash paid at closing and a $5 million payment made prior to the closing. The acquisition has been accounted for as a business combination under ASC 805 and is expected to enhance the Company's inventory management capabilities within its High-Touch Solutions N.A. segment by adding differentiated frictionless technology for industrial business-to-business distribution. Based on the preliminary purchase price allocation, intangible assets of $49 million and goodwill of $166 million, which is expected to be deducted for tax purposes, have been recorded; however, the purchase price allocation has not been finalized and is subject to change as the Company obtains additional information during the measurement period related to the valuation of the acquired assets. Due to the immaterial nature of the transaction, disclosure of pro forma results was not considered necessary.

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

The following tables present the Company's percentage of revenue by reportable segment and customer industry:

	Three Months Ended September 30,
	2026			2025
Customer Industry(1)	High-Touch Solutions N.A.	Endless Assortment	Total Company	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)
Manufacturing	30%	30%	30%	30%	30%	30%
Government	19%	3%	16%	20%	3%	16%
Wholesale	7%	16%	9%	7%	18%	9%
Commercial Services	7%	14%	8%	7%	12%	8%
Contractors	6%	12%	7%	6%	12%	7%
Healthcare	7%	2%	6%	7%	1%	6%
Retail	4%	4%	4%	4%	4%	4%
Transportation	4%	2%	4%	4%	2%	4%
Utilities	3%	2%	3%	3%	2%	3%
Warehousing	2%	—%	2%	2%	—%	2%
Other(3)	11%	15%	11%	10%	16%	11%
Total net sales	100%	100%	100%	100%	100%	100%
Percent of total company revenue	80%	20%	100%	78%	20%	100%

(1)Customer industry results for the three months ended September 30, 2026 and 2025 primarily use the North American Industry Classification System (NAICS). As customers' businesses evolve, industry classifications may change. When these changes occur, Grainger does not recast the customer classification for prior periods as the industry used in the prior period was appropriate at the point-in-time. As a result, year-over-year changes may be impacted.

(2)Total Company includes other businesses, which included the Cromwell business through the date of divestiture in the fourth quarter of 2025. For further details on the sale, see Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data in the Company's 2025 Form 10-K. Other businesses accounted for approximately 2% of Total Company revenue for the three months ended September 30, 2025.

(3)Other primarily includes revenue from industries and customers that are not material individually, including hospitality, restaurants, property management and natural resources.

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2026			2025
Customer Industry(1)	High-Touch Solutions N.A.	Endless Assortment	Total Company	High-Touch Solutions N.A.	Endless Assortment	Total Company(2)
Manufacturing	30%	30%	30%	30%	30%	30%
Government	19%	3%	15%	19%	3%	16%
Wholesale	7%	17%	9%	7%	18%	9%
Commercial Services	7%	12%	8%	7%	12%	8%
Contractors	6%	12%	7%	6%	12%	7%
Healthcare	8%	2%	7%	7%	1%	6%
Retail	4%	4%	4%	4%	4%	4%
Transportation	4%	2%	4%	4%	2%	4%
Utilities	3%	2%	3%	3%	2%	3%
Warehousing	2%	1%	2%	3%	—%	2%
Other(3)	10%	15%	11%	10%	16%	11%
Total net sales	100%	100%	100%	100%	100%	100%
Percent of total company revenue	79%	21%	100%	78%	20%	100%

(1)Customer industry results for the nine months ended September 30, 2026 and 2025 primarily use the North American Industry Classification System (NAICS). As customers' businesses evolve, industry classifications may change. When these changes occur, Grainger does not recast the customer classification for prior periods as the industry used in the prior period was appropriate at the point-in-time. As a result, year-over-year changes may be impacted.

(2)Total Company includes other businesses, which included the Cromwell business through the date of divestiture in the fourth quarter of 2025. For further details on the sale, see Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data in the Company's 2025 Form 10-K. Other businesses accounted for approximately 2% of Total Company revenue for the nine months ended September 30, 2025.

(3)Other primarily includes revenue from industries and customers that are not material individually, including hospitality, restaurants, property management and natural resources.

Total accrued sales incentives are recorded in Accrued expenses and were approximately $130 million and $115 million as of September 30, 2026 and December 31, 2025, respectively.

The Company did not have any material unsatisfied performance obligations, contract assets or liabilities as of September 30, 2026 and December 31, 2025.

NOTE 4 - PROPERTY, BUILDINGS AND EQUIPMENT
Property, buildings and equipment consisted of the following (in millions of dollars):

	As of
	September 30, 2026	December 31, 2025
Land and land improvements	$552	$551
Building, structures and improvements	2,041	1,883
Furniture, fixtures, machinery and equipment	2,218	2,066
Property, buildings and equipment	4,811	4,500
Less accumulated depreciation	2,323	2,232
Property, buildings and equipment – net	$2,488	$2,268

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS
The Company did not identify any significant events or changes in circumstances that indicated the existence of impairment indicators during the three and nine months ended September 30, 2026. As such, quantitative assessments were not required.

The balances and changes in the carrying amount of goodwill by segment are as follows (in millions of dollars):

	High-Touch Solutions N.A.	Endless Assortment	Total
Balance at January 1, 2025	$306	$49	$355
Translation	5	—	5
Balance at December 31, 2025	311	49	360
Acquisition(1)	166	—	166
Translation	(4)	(1)	(5)
Balance at September 30, 2026	$473	$48	$521

(1)Represents goodwill related to the acquisition of assets from Adroit Worldwide Media, Inc. in the third quarter of 2026. See Note 2, "Acquisitions," to the Condensed Consolidated Financial Statements in Item 1 for more information on the acquisition of Adroit Worldwide Media, Inc. assets.

No goodwill impairment was recorded for the three and nine months ended September 30, 2026 and 2025.

The balances and changes in intangible assets – net are as follows (in millions of dollars):

		As of
		September 30, 2026			December 31, 2025
	Weighted average life	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer lists and relationships	10.4 years	$169	$159	$10	$163	$157	$6
Trademarks, trade names and other	10.1 years	62	18	44	20	17	3
Non-amortized trade names and other	Indefinite	18	—	18	19	—	19
Capitalized software	4.5 years	898	643	255	821	584	237
Total intangible assets	5.7 years	$1,147	$820	$327	$1,023	$758	$265

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 6 - DEBT
Total debt, including long-term and current maturities, consisted of the following (in millions of dollars):

	As of
	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.60% senior notes due 2045	$1,000	$821	$1,000	$904
4.45% senior notes due 2034	500	460	500	496
3.75% senior notes due 2046	400	287	400	338
4.20% senior notes due 2047	400	305	400	317
Japanese Yen term loans	178	178	83	83
Debt issuance costs – net of amortization and other	(20)	(20)	(21)	(21)
Long-term debt	2,458	2,031	2,362	2,117
Commercial paper and other	227	227	126	126
Current maturities	227	227	126	126
Total debt	$2,685	$2,258	$2,488	$2,243

Commercial Paper
As of September 30, 2026 and December 31, 2025, the Company had $225 million and $125 million of commercial paper outstanding, respectively, which was recorded as short-term debt. The weighted average interest rates were 4.02% and 3.84%, respectively.

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

The Company incurred debt issuance costs related to its Senior Notes, representing underwriting fees and other expenses. These costs were recorded as a contra-liability in Long-term debt and are being amortized over the term of the Senior Notes using the straight-line method to Interest expense – net. As of September 30, 2026 and December 31, 2025, the cumulative unamortized costs were $20 million and $21 million, respectively.

Japanese Yen Term Loans
In 2026 and 2025, MonotaRO entered into ¥15 billion and ¥13 billion, respectively, term loan agreements to fund the expansion of its distribution center (DC) network. The Japanese Yen term loans mature in 2035, payable in equal monthly principal installments from September 2028 through June 2035. The weighted average interest rates on the 2026 and 2025 term loans are 2.20% and 1.27%, respectively.

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

The following is a summary of segment results (in millions of dollars):

	Three Months Ended September 30,
	2026			2025
	High-Touch Solutions N.A.	Endless Assortment	Total	High-Touch Solutions N.A.	Endless Assortment	Total
Net sales(1)	$4,135	$1,046	$5,181	$3,635	$935	$4,570
Reconciliation of net sales
Other net sales			—			87
Total company net sales			$5,181			$4,657
Less:
Cost of goods sold	2,448	722		2,140	654
Other segment items(2)	981	202		871	199
Segment operating earnings	$706	$122	$828	$624	$82	$706
Reconciliation of operating earnings
Other operating earnings (losses)			—			(195)
Total company operating earnings			$828			$511

	Nine Months Ended September 30,
	2026			2025
	High-Touch Solutions N.A.	Endless Assortment	Total	High-Touch Solutions N.A.	Endless Assortment	Total
Net sales(1)	$11,854	$3,090	$14,944	$10,576	$2,692	$13,268
Reconciliation of net sales
Other net sales			—			249
Total company net sales			$14,944			$13,517
Less:
Cost of goods sold	6,908	2,145		6,188	1,889
Other segment items(2)	2,866	597		2,575	557
Segment operating earnings	$2,080	$348	$2,428	$1,813	$246	$2,059
Reconciliation of operating earnings
Other operating earnings (losses)			—			(198)
Total company operating earnings			$2,428			$1,861

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

W.W. Grainger, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following is depreciation, amortization and non-cash lease expense (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation, amortization and non-cash lease expense(1):
High-Touch Solutions N.A.	$67	$62	$199	$181
Endless Assortment	18	20	51	59
Other	—	2	—	7
Total	$85	$84	$250	$247

(1)Depreciation, amortization and non-cash lease expense presented above is related to long-lived assets, capitalized software and right-of-use assets. Long-lived assets consist of property, buildings and equipment.

The following is revenue by geographic location (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue by geographic location(1):
United States	$4,320	$3,756	$12,312	$10,912
Japan	587	558	1,806	1,600
Canada	193	169	588	506
Other foreign countries	81	174	238	499
	$5,181	$4,657	$14,944	$13,517

(1)Revenue presented above is attributed to the destination country where the customer is located.

The Company is a broad line distributor of MRO products. Products are regularly added and removed from the Company's inventory assortment. Accordingly, it would be impractical to provide sales information by product category due to the way the business is managed, and the dynamic nature of the inventory offered, including the evolving list of products stocked and additional products available online but not stocked. For further information regarding the Company's sales by segment and customer industry, see Note 3 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1: Financial Statements of this Form 10-Q.

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

NOTE 9 - SUBSEQUENT EVENTS
On October 28, 2026, the Company’s Board of Directors declared a quarterly dividend of $2.49 per share, payable December 1, 2026, to shareholders of record on November 9, 2026.

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

For further discussion of the Company's risks and uncertainties, see Part I, Item 1A: Risk Factors in the Company’s 2025 Form 10-K.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Results of Operations – Three Months Ended September 30, 2026
In this section, Grainger utilizes non-GAAP measures where it believes it will assist users of its financial statements in understanding its business. As discussed in the "Non-GAAP Measures" section, the current year results have been adjusted to exclude one-time expenses recorded in SG&A expenses of $8 million within High-Touch Solutions N.A., related to the acquisition of assets discussed in Note 2, "Acquisitions," of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1: Financial Statements of this Form 10-Q. For further information regarding the Company's non-GAAP measures, including reconciliations to the most directly comparable GAAP measures, see below "Non-GAAP Measures."

The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings for the three months ended September 30, 2026 and 2025 (in millions of dollars except per share amounts):

	Three Months Ended September 30,
			% Change	% of Net Sales
	2026	2025		2026	2025
Net sales(1)	$5,181	$4,657	11.3%	100.0%	100.0%
Cost of goods sold	3,170	2,859	10.9	61.2	61.4
Gross profit	2,011	1,798	11.8	38.8	38.6
Selling, general and administrative expenses	1,183	1,287	(8.1)	22.8	27.6
Operating earnings	828	511	62.0	16.0	11.0
Other expense – net	14	19	(26.3)	0.3	0.4
Income tax provision	198	171	15.8	3.8	3.7
Net earnings	616	321	91.9	11.9	6.9
Noncontrolling interest	29	27	7.4	0.6	0.6
Net earnings attributable to W.W. Grainger, Inc.	$587	$294	99.7	11.3%	6.3%
Diluted earnings per share	$12.42	$6.12	102.9%

(1)For further information regarding the Company's disaggregated revenue, see Note 3 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1: Financial Statements of this Form 10-Q.

The following table is included as an aid to understanding the changes of Grainger's total net sales, daily net sales and daily, organic constant currency net sales compared to the prior year period for the three months ended September 30, 2026 and 2025 (in millions of dollars):

	Three Months Ended September 30,
	2026	% Change(1)	2025	% Change(1)
Net sales	$5,181	11.3%	$4,657	6.1%

Daily net sales(2)	$81.0	11.3%	$72.8	6.1%

Daily, organic constant currency net sales(2)	$83.4	14.9%	$72.3	5.4%

(1)Calculated on the basis of prior year net sales for the three months ended September 30, 2026 and 2025.
(2)Daily net sales are adjusted for the difference in U.S. selling days relative to the prior year period. There were 64 sales days in the three months ended September 30, 2026 and 2025. Daily, organic constant currency net sales are also adjusted to exclude the impact on net sales due to year-over-year changes in foreign currency exchange rates and the net sales results of the divested and closed businesses in the prior year period on a daily basis. For further information regarding the Company's non-GAAP measures, including reconciliations to the most directly comparable GAAP measures, see below "Non-GAAP Measures."

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Net sales of $5,181 million for the three months ended September 30, 2026 increased $524 million, or 11%, and on a daily, organic constant currency basis, net sales increased 15% compared to the same period in 2025. Both High-Touch Solutions N.A. and the Endless Assortment segment contributed to sales growth in the third quarter of 2026. For further discussion on the Company's net sales, see the Segment Analysis section below.

Gross profit of $2,011 million for the three months ended September 30, 2026 increased $213 million, or 12%, and gross profit margin of 38.8% increased 20 basis points compared to the same period in 2025. For further discussion on the Company's gross profit, see the Segment Analysis section below.

Selling, general and administrative (SG&A) expenses of $1,183 million for the three months ended September 30, 2026 decreased $104 million, or 8%, compared to the same period in 2025. Adjusted SG&A expenses of $1,175 million increased $84 million, or 8%, compared to the same period in 2025. The increase was primarily due to higher payroll and benefit expenses in the third quarter of 2026 partially offset by a benefit related to the exit from the U.K. market in the fourth quarter of 2025.

Operating earnings of $828 million for the three months ended September 30, 2026 increased $317 million, or 62%, compared to the same period in 2025. Adjusted operating earnings of $836 million increased $129 million, or 18%, compared to the same period in 2025.

Income tax expense of $198 million for the three months ended September 30, 2026 increased $27 million on a reported basis compared to the same period in 2025. Grainger's effective tax rates were 24.3% and 34.7% for the three months ended September 30, 2026 and 2025, respectively. Adjusted income tax expense of $200 million increased $29 million compared to the same period in 2025. The adjusted effective tax rates were 24.3% and 24.8% for the three months ended September 30, 2026 and 2025, respectively. The Company's adjusted effective tax rate decrease was primarily due to increased tax credit benefits in 2026.

Diluted earnings per share was $12.42 for the three months ended September 30, 2026, an increase of 103% compared to $6.12 for the same period in 2025. Adjusted diluted earnings per share was $12.54, an increase of 23% compared to $10.21 for the same period in 2025.

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

High-Touch Solutions N.A.
The following table shows reported segment results (in millions of dollars):

	Three Months Ended September 30,
	2026	2025	% Change
Net sales	$4,135	$3,635	13.8%

Gross profit	$1,687	$1,495	12.8%
Selling, general and administrative expenses	981	871	12.6%
Operating earnings	$706	$624	13.1%

Net sales of $4,135 million for the three months ended September 30, 2026 increased $500 million, which represents a 14% increase on a reported and daily, constant currency basis compared to the same period in 2025. The increase was primarily due to volume.

Gross profit of $1,687 million for the three months ended September 30, 2026 increased $192 million, or 13%, and gross profit margin of 40.8% decreased 30 basis points compared to the same period in 2025.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SG&A expenses of $981 million for the three months ended September 30, 2026 increased $110 million, or 13%, compared to the same period in 2025. Adjusted SG&A of $973 million increased $102 million, or 12%, compared to the same period in 2025. The increase was primarily due to higher payroll and benefit expenses in 2026.

Operating earnings of $706 million for the three months ended September 30, 2026 increased $82 million, or 13%, compared to the same period in 2025. Adjusted operating earnings of $714 million increased $90 million, or 14%, compared to the same period in 2025.

Endless Assortment
The following table shows reported segment results (in millions of dollars):

	Three Months Ended September 30,
	2026	2025	% Change
Net sales	$1,046	$935	11.9%

Gross profit	$324	$281	15.3%
Selling, general and administrative expenses	202	199	1.5%
Operating earnings	$122	$82	48.8%

Net sales of $1,046 million for the three months ended September 30, 2026 increased $111 million, or 12%, and on a daily, organic constant currency basis increased 19% compared to the same period in 2025. The increase was due to repeat business for the segment and enterprise customer growth at MonotaRO. Sales growth was partially offset by unfavorable currency exchange of 6% due to changes in the exchange rate between the U.S. dollar and the Japanese yen.

Gross profit of $324 million for the three months ended September 30, 2026 increased $43 million, or 15%, and gross profit margin of 31.0% increased 90 basis points compared to the same period in 2025. The increase was primarily due to favorable discount activity at Zoro and favorable product mix across the segment.

SG&A expenses of $202 million for the three months ended September 30, 2026 increased $3 million, or 2%, compared to the same period in 2025. Adjusted SG&A increased $13 million, or 7%, compared to the same period in 2025. The increase was primarily due to higher payroll and benefit and marketing expenses.

Operating earnings of $122 million for the three months ended September 30, 2026 increased $40 million, or 49%, compared to the same period in 2025. Adjusted operating earnings increased $30 million, or 33%, compared to the same period in 2025.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Results of Operations – Nine Months Ended September 30, 2026
In this section, Grainger utilizes non-GAAP measures where it believes it will assist users of its financial statements in understanding its business. As discussed in the "Non-GAAP Measures" section, the current year results have been adjusted to exclude one-time expenses recorded in SG&A expenses of $8 million within High-Touch Solutions N.A., related to the acquisition of assets discussed in Note 2, "Acquisitions," of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1: Financial Statements of this Form 10-Q. For further information regarding the Company's non-GAAP measures, including reconciliations to the most directly comparable GAAP measure, see below "Non-GAAP Measures."

The following table is included as an aid to understanding the changes in Grainger’s Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2026 and 2025 (in millions of dollars except per share amounts):

	Nine Months Ended September 30,
			% Change	% of Net Sales
	2026	2025		2026	2025
Net sales(1)	$14,944	$13,517	10.6%	100.0%	100.0%
Cost of goods sold	9,053	8,254	9.7	60.6	61.1
Gross profit	5,891	5,263	11.9	39.4	38.9
Selling, general and administrative expenses	3,463	3,402	1.8	23.2	25.1
Operating earnings	2,428	1,861	30.5	16.2	13.8
Other expense – net	41	51	(19.6)	0.2	0.4
Income tax provision	590	481	22.7	3.9	3.6
Net earnings	1,797	1,329	35.2	12.1	9.8
Noncontrolling interest	85	74	14.9	0.6	0.5
Net earnings attributable to W.W. Grainger, Inc.	$1,712	$1,255	36.4	11.5%	9.3%
Diluted earnings per share	$36.08	$25.97	38.9%

(1)For further information regarding the Company's disaggregated revenue, see Note 3 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1: Financial Statements of this Form 10-Q.

The following table is included as an aid to understanding the changes of Grainger's total net sales, daily net sales and daily, organic constant currency net sales compared to the prior year period for the nine months ended September 30, 2026 and 2025 (in millions of dollars):

	Nine Months Ended September 30,
	2026	% Change(1)	2025	% Change(1)
Net sales	$14,944	10.6%	$13,517	4.5%

Daily net sales(2)	$78.2	10.6%	$71.2	5.0%

Daily, organic constant currency net sales(2)	$80.2	13.6%	$71.2	4.9%

(1)Calculated on the basis of prior year net sales for the nine months ended September 30, 2026 and 2025.
(2)Daily net sales are adjusted for the difference in U.S. selling days relative to the prior year period. There were 191 sales days in the nine months ended September 30, 2026 and 2025. Daily, organic constant currency net sales are also adjusted to exclude the impact on net sales due to year-over-year changes in foreign currency exchange rates and the net sales results of the divested and closed businesses in the prior year period on a daily basis. For further information regarding the Company's non-GAAP measures, including reconciliations to the most directly comparable GAAP measures, see below "Non-GAAP Measures."

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Net sales of $14,944 million for the nine months ended September 30, 2026 increased $1,427 million, or 11%, and on a daily, organic constant currency basis increased 14% compared to the same period in 2025. Both High-Touch Solutions N.A. and the Endless Assortment segments contributed to sales growth in the nine months ended September 30, 2026. For further discussion on the Company's net sales, see the Segment Analysis section below.

Gross profit of $5,891 million for the nine months ended September 30, 2026 increased $628 million, or 12%, and gross profit margin of 39.4% increased 50 basis points compared to the same period in 2025. For further discussion on the Company's gross profit, see the Segment Analysis section below.

SG&A expenses of $3,463 million for the nine months ended September 30, 2026 increased $61 million, or 2%, compared to the same period in 2025. Adjusted SG&A of $3,455 million increased $249 million, or 8%, compared to the same period in 2025. The increase was primarily due to higher payroll and benefit expenses in 2026 partially offset by a benefit related to the exit from the U.K. market in the fourth quarter of 2025.

Operating earnings of $2,428 million for the nine months ended September 30, 2026 increased $567 million, or 31%, compared to the same period in 2025. Adjusted operating earnings of $2,436 million increased $379 million, or 18%, compared to the same period in 2025.

Income taxes of $590 million for the nine months ended September 30, 2026 increased $109 million on a reported basis compared to the same period in 2025. Grainger's effective tax rates were 24.7% and 26.6% for the nine months ended September 30, 2026 and 2025, respectively. Adjusted income tax expense of $592 million increased $111 million compared to the same period in 2025. The adjusted effective tax rates were 24.7% and 24.0% for the nine months ended September 30, 2026 and 2025, respectively. The Company's adjusted effective tax rate increase was primarily due to the impact of tax legislation effective in 2026.

Diluted earnings per share was $36.08 for the nine months ended September 30, 2026, an increase of 39% compared to $25.97 for the same period in 2025. Adjusted diluted earnings per share was $36.20, an increase of 21% compared to $30.03 for the same period in 2025.

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

High-Touch Solutions N.A.
The following table shows reported segment results (in millions of dollars):

	Nine Months Ended September 30,
	2026	2025	% Change
Net sales	$11,854	$10,576	12.1%

Gross profit	$4,946	$4,388	12.7%
Selling, general and administrative expenses	2,866	2,575	11.3%
Operating earnings	$2,080	$1,813	14.7%

Net sales of $11,854 million for the nine months ended September 30, 2026 increased $1,278 million, which represents a 12% increase on a reported and daily, constant currency basis compared to the same period in 2025. The increase was primarily due to volume.

Gross profit of $4,946 million for the nine months ended September 30, 2026 increased $558 million, or 13%, and gross profit margin of 41.7% increased 20 basis points compared to the same period in 2025.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
SG&A expenses of $2,866 million for the nine months ended September 30, 2026 increased $291 million, or 11%, compared to the same period in 2025. Adjusted SG&A of $2,858 million increased $283 million, or 11%, compared to the same period in 2025. The increase was primarily due to higher payroll and benefit expenses in 2026.

Operating earnings of $2,080 million for the nine months ended September 30, 2026 increased $267 million, or 15%, compared to the same period in 2025. Adjusted operating earnings of $2,088 million increased $275 million, or 15%, compared to the same period in 2025.

Endless Assortment
The following table shows reported segment results (in millions of dollars):

	Nine Months Ended September 30,
	2026	2025	% Change
Net sales	$3,090	$2,692	14.8%

Gross profit	$945	$803	17.7%
Selling, general and administrative expenses	597	557	7.2%
Operating earnings	$348	$246	41.5%

Net sales of $3,090 million for the nine months ended September 30, 2026 increased $398 million, or 15%, and on a daily, organic constant currency basis increased 21% compared to the same period in 2025. The increase was due to repeat business for the segment and enterprise customer growth at MonotaRO. Sales growth was partially offset by unfavorable currency exchange of 5% due to changes in the exchange rate between the U.S. dollar and the Japanese yen.

Gross profit of $945 million for the nine months ended September 30, 2026 increased $142 million, or 18%, and gross profit margin of 30.6% increased 80 basis points compared to the same period in 2025. The increase was primarily due to favorable discount activity at Zoro and favorable product mix across the segment.

SG&A expenses of $597 million for the nine months ended September 30, 2026 increased $40 million, or 7%, compared to the same period in 2025. Adjusted SG&A increased $50 million, or 9%, compared to the same period in 2025. The increase was primarily due to higher marketing expenses in 2026.

Operating earnings of $348 million for the nine months ended September 30, 2026 increased $102 million, or 42%, compared to the same period in 2025. Adjusted operating earnings increased $92 million, or 36%, compared to the same period in 2025.

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

Acquisition of Adroit Worldwide Media, Inc. Assets
On August 26, 2026, the Company acquired technology, intellectual property, and talent assets from Adroit Worldwide Media, Inc. for a purchase price of $215 million, which was comprised of $210 million of cash paid at closing and a $5 million payment made prior to the closing. The Company incurred $8 million of transaction costs and recognized a tax benefit of $2 million as a result of this acquisition. See Note 2, "Acquisitions," to the Condensed Consolidated Financial Statements in Item 1 for more information on the acquisition of Adroit Worldwide Media, Inc. assets.

Exiting Market in the United Kingdom
In the third quarter of 2025, the Company committed to a plan to sell its Cromwell business in the U.K. and concluded that the business met the criteria as held for sale. The Company recorded a pre-tax asset impairment loss of $186 million in SG&A expenses. Additionally, the Company announced the closure of Zoro U.K. in its Endless Assortment segment and recorded expenses related to the closure of $10 million in SG&A expenses. The Company completed the divestiture of Cromwell and closure of Zoro U.K. in the fourth quarter of 2025. For further details on the sale, see Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data in the Company’s 2025 Form 10-K.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following tables provide reconciliations of reported net sales growth compared to the prior year period in accordance with GAAP to the Company's non-GAAP measures daily net sales and daily, organic constant currency net sales for the three months ended September 30, 2026 and 2025 (in millions of dollars):

	Three Months Ended September 30,
	High-Touch Solutions N.A.		Endless Assortment		Total Company(1)
	2026	% Change(2)	2026	% Change(2)	2026	% Change(2)
Reported net sales	$4,135	13.8%	$1,046	11.9%	$5,181	11.3%

Daily impact(3)	—	—	—	—	—	—
Daily net sales	64.6	13.8	16.3	11.9	81.0	11.3
Foreign currency exchange(4)	—	—	0.9	6.2	0.9	1.2
Business divestiture(5)	—	—	0.2	1.2	1.5	2.4
Daily, organic constant currency net sales	$64.6	13.8%	$17.4	19.3%	$83.4	14.9%

	2025	% Change(2)	2025	% Change(2)	2025	% Change(2)
Reported net sales	$3,635	3.4%	$935	18.2%	$4,657	6.1%

Daily impact(3)	—	—	—	—	—	—
Daily net sales	56.8	3.4	14.6	18.2	72.8	6.1
Foreign currency exchange(4)	—	—	(0.4)	(3.6)	(0.5)	(0.7)
Business divestiture(5)	—	—	—	—	—	—
Daily, organic constant currency net sales	$56.8	3.4%	$14.2	14.6%	$72.3	5.4%

(1)Total Company includes other businesses, which included the Cromwell business through the date of divestiture in the fourth quarter of 2025. Grainger's businesses reported in Other do not meet the criteria of a reportable segment.

(2)Compared to net sales in the prior year period.
(3)Excludes the impact on net sales due to the difference in U.S. selling days relative to the prior year period on a daily basis. There were 64 sales days in the three months ended September 30, 2026 and 2025.

(4)Excludes the impact on net sales due to year-over-year changes in foreign currency exchange rates on a daily basis.
(5)Excludes the net sales results of the divested Cromwell business and closed Zoro U.K. business, announced in the third quarter of 2025 and completed in the fourth quarter of 2025, in the prior year period on a daily basis. There was no business divestiture impact for the three months ended September 30, 2025 compared to the prior year period on a daily basis.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following tables provide reconciliations of reported net sales growth compared to the prior year period in accordance with GAAP to the Company's non-GAAP measures daily net sales and daily, organic constant currency net sales for the nine months ended September 30, 2026 and 2025 (in millions of dollars):

	Nine Months Ended September 30,
	High-Touch Solutions N.A.		Endless Assortment		Total Company(1)
	2026	% Change(2)	2026	% Change(2)	2026	% Change(2)
Reported net sales	$11,854	12.1%	$3,090	14.8%	$14,944	10.6%

Daily impact(3)	—	—	—	—	—	—
Daily net sales	62.1	12.1	16.2	14.8	78.2	10.6
Foreign currency exchange(4)	(0.1)	(0.2)	0.6	4.5	0.5	0.7
Business divestiture(5)	—	—	0.2	1.2	1.5	2.3
Daily, organic constant currency net sales	$62.0	11.9%	$17.0	20.5%	$80.2	13.6%

	2025	% Change(2)	2025	% Change(2)	2025	% Change(2)
Reported net sales	$10,576	1.9%	$2,692	16.1%	$13,517	4.5%

Daily impact(3)	0.3	0.5	0.1	0.6	0.4	0.5
Daily net sales	55.7	2.4	14.2	16.7	71.2	5.0
Foreign currency exchange(4)	0.2	0.3	(0.2)	(1.3)	—	(0.1)
Business divestiture(5)	—	—	—	—	—	—
Daily, organic constant currency net sales	$55.9	2.7%	$14.0	15.4%	$71.2	4.9%

(1)Total Company includes other businesses, which included the Cromwell business through the date of divestiture in the fourth quarter of 2025. Grainger's businesses reported in Other do not meet the criteria of a reportable segment.

(2)Compared to net sales in the prior year period.
(3)Excludes the impact on net sales due to the difference in U.S. selling days relative to the prior year period on a daily basis. There were 191 sales days in the nine months ended September 30, 2026 and 2025.

(4)Excludes the impact on net sales due to year-over-year changes in foreign currency exchange rates on a daily basis.
(5)Excludes the net sales results of the divested Cromwell business and closed Zoro U.K. business, announced in the third quarter of 2025 and completed in the fourth quarter of 2025, in the prior year period on a daily basis. There was no business divestiture impact for the nine months ended September 30, 2025 compared to the prior year period on a daily basis.

The following tables provide reconciliations of reported SG&A expenses, operating earnings, net earnings attributable to W.W. Grainger, Inc. and diluted earnings per share determined in accordance with GAAP to the Company's non-GAAP measures adjusted SG&A expenses, adjusted operating earnings, adjusted net earnings attributable to W.W. Grainger, Inc. and adjusted diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 (in millions of dollars):

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 2026	Reported	Adjustment(1)	Adjusted	% Change Reported(3)	% Change Adjusted(3)
Selling, general and administrative expenses
High-Touch Solutions N.A.	$981	$(8)	$973
Endless Assortment	202	—	202
Other(4)	—	—	—
Selling, general and administrative expenses	$1,183	$(8)	$1,175	(8.1)%	7.7%

Earnings
High-Touch Solutions N.A.	$706	$8	$714
Endless Assortment	122	—	122
Other(4)	—	—	—
Operating earnings	$828	$8	$836	62.0%	18.2%
Total other expense – net	(14)	—	(14)
Income tax provision(5)	(198)	(2)	(200)
Net earnings	$616	$6	$622
Noncontrolling interest	(29)	—	(29)
Net earnings attributable to W.W. Grainger, Inc.	$587	$6	$593	99.7%	21.0%
Diluted earnings per share	$12.42	$0.12	$12.54	102.9%	22.8%

Three months ended September 30, 2025	Reported	Adjustment(2)	Adjusted	% Change Reported(3)	% Change Adjusted(3)
Selling, general and administrative expenses
High-Touch Solutions N.A.	$871	$—	$871
Endless Assortment	199	(10)	189
Other(4)	217	(186)	31
Selling, general and administrative expenses	$1,287	$(196)	$1,091	24.5%	5.5%

Earnings
High-Touch Solutions N.A.	$624	$—	$624
Endless Assortment	82	10	92
Other(4)	(195)	186	(9)
Operating earnings	$511	$196	$707	(25.5)%	3.1%
Total other expense – net	(19)	—	(19)
Income tax provision	(171)	—	(171)
Net earnings	$321	$196	$517
Noncontrolling interest	(27)	—	(27)
Net earnings attributable to W.W. Grainger, Inc.	$294	$196	$490	(39.5)%	0.8%
Diluted earnings per share	$6.12	$4.09	$10.21	(38.0)%	3.4%

(1)Reflects transaction costs associated with the acquisition of assets from Adroit Worldwide Media, Inc. in the third quarter of 2026.
(2)Reflects the loss on sale of the Cromwell business and closure of Zoro U.K. announced in the third quarter of 2025 and completed in the fourth quarter of 2025.
(3)Compared to the reported and adjusted results of the prior year period.
(4)Grainger's businesses reported in Other do not meet the criteria of a reportable segment.
(5)Reflects a tax benefit related to transaction costs associated with the acquisition of assets from Adroit Worldwide Media, Inc. in the third quarter of 2026. Grainger's reported and adjusted effective tax rate was 24.3% for the three months ended September 30, 2026.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 2026	Reported	Adjustment(1)	Adjusted	% Change Reported(3)	% Change Adjusted(3)
Selling, general and administrative expenses
High-Touch Solutions N.A.	$2,866	$(8)	$2,858
Endless Assortment	597	—	597
Other(4)	—	—	—
Selling, general and administrative expenses	$3,463	$(8)	$3,455	1.8%	7.8%

Earnings
High-Touch Solutions N.A.	$2,080	$8	$2,088
Endless Assortment	348	—	348
Other(4)	—	—	—
Operating earnings	$2,428	$8	$2,436	30.5%	18.4%
Total other expense – net	(41)	—	(41)
Income tax provision(5)	(590)	(2)	(592)
Net earnings	$1,797	$6	$1,803
Noncontrolling interest	(85)	—	(85)
Net earnings attributable to W.W. Grainger, Inc.	$1,712	$6	$1,718	36.4%	18.4%
Diluted earnings per share	$36.08	$0.12	$36.20	38.9%	20.6%

Nine Months Ended September 30, 2025	Reported	Adjustment(2)	Adjusted	% Change Reported(3)	% Change Adjusted(3)
Selling, general and administrative expenses
High-Touch Solutions N.A.	$2,575	$—	$2,575
Endless Assortment	557	(10)	547
Other(4)	270	(186)	84
Selling, general and administrative expenses	$3,402	$(196)	$3,206	10.5%	4.7%

Earnings
High-Touch Solutions N.A.	$1,813	$—	$1,813
Endless Assortment	246	10	256
Other(4)	(198)	186	(12)
Operating earnings	$1,861	$196	$2,057	(7.1)%	1.8%
Total other expense – net	(51)	—	(51)
Income tax provision	(481)	—	(481)
Net earnings	$1,329	$196	$1,525
Noncontrolling interest	(74)	—	(74)
Net earnings attributable to W.W. Grainger, Inc.	$1,255	$196	$1,451	(12.5)%	0.3%
Diluted earnings per share	$25.97	$4.06	$30.03	(10.4)%	2.7%

(1)Reflects transaction costs associated with the acquisition of assets from Adroit Worldwide Media, Inc. in the third quarter of 2026.
(2)Reflects the loss on sale of the Cromwell business and closure of Zoro U.K. announced in the third quarter of 2025 and completed in the fourth quarter of 2025
(3)Compared to the reported and adjusted results of the prior year period.
(4)Grainger's businesses reported in Other do not meet the criteria of a reportable segment.
(5)Reflects a tax benefit related to transaction costs associated with the acquisition of assets from Adroit Worldwide Media, Inc. in the third quarter of 2026. Grainger's reported and adjusted effective tax rate was 24.7% for the nine months ended September 30, 2026, respectively.

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

Cash and Cash Equivalents
As of September 30, 2026 and December 31, 2025, Grainger had cash and cash equivalents of $768 million and $585 million, respectively. The Company had approximately $2.0 billion in available liquidity as of September 30, 2026.

Cash Flows
The following table shows the Company's cash flow activity for the periods presented (in millions of dollars):

	Nine Months Ended September 30,
	2026	2025
Total cash provided by (used in):
Operating activities	$1,844	$1,620
Investing activities	(628)	(543)
Financing activities	(1,027)	(1,599)
Effect of exchange rate changes on cash and cash equivalents	(6)	21
Increase (decrease) in cash and cash equivalents	$183	$(501)

Net cash provided by operating activities was $1,844 million and $1,620 million for the nine months ended September 30, 2026 and 2025, respectively. The increase was primarily due to higher net earnings.

Net cash used in investing activities was $628 million and $543 million for the nine months ended September 30, 2026 and 2025, respectively. The 2026 investing activities were higher primarily due to the acquisition of assets from Adroit Worldwide Media, Inc. See Note 2, "Acquisitions," to the Condensed Consolidated Financial Statements in Item 1 for more information on the acquisition of Adroit Worldwide Media, Inc. assets.

Net cash used in financing activities was $1,027 million and $1,599 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease in cash used in financing activities was primarily due to the repayment of the 1.85% Senior Notes in the amount of $500 million in 2025.

Working Capital
Working capital as of September 30, 2026 was $3,651 million, an increase of $136 million compared to $3,515 million as of December 31, 2025. As of September 30, 2026 and December 31, 2025, the ratio of current assets to current liabilities was 2.8 and 3.0, respectively.

Debt
Grainger maintains a debt ratio and liquidity position that provides flexibility in funding working capital needs and long-term cash requirements. Grainger has various sources of financing available.

Total debt as a percent of total capitalization was 36.2% and 37.5% as of September 30, 2026 and December 31, 2025, respectively.

Grainger receives ratings from two independent credit rating agencies: Moody's Investor Service (Moody's) and Standard & Poor's (S&P). Both credit rating agencies currently rate the Company's corporate credit at investment grade.

W.W. Grainger, Inc. and Subsidiaries
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the Company's credit ratings as of September 30, 2026:

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

Item 4: Controls and Procedures
Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Interim Chief Financial Officer, evaluated the effectiveness of Grainger's disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that Grainger’s disclosure controls and procedures were effective as of the end of the period covered by this report in (i) ensuring that information required to be disclosed by Grainger in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting
There were no changes in Grainger's internal control over financial reporting for the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, Grainger’s internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities – Third Quarter 2026

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(4)(2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Jul. 1 – Jul. 31	—	—	—	2,742,741
Aug. 1 – Aug. 31	118,400	$1,302.30	118,399	2,624,342
Sep. 1 – Sep. 30	97,366	$1,275.29	97,252	2,527,090
Total	215,766		215,651

(1)There were no shares withheld to satisfy tax withholding obligations.
(2)The difference of 115 shares between the Total Number of Shares Purchased and the Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs represents shares purchased by the administrator and record keeper of the W.W. Grainger, Inc. Retirement Savings Plan for the benefit of the employees who participate in the plan.

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

Item 5: Other Information
None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended September 30, 2026.

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

W.W. GRAINGER, INC.
Date:	November 4, 2026	By:	/s/ Laurie R. Thomson
Laurie R. Thomson
Interim Chief Financial Officer, Vice President, and Controller
(Principal Financial Officer and Principal Accounting Officer)